Form 10-K
period 2011-12-31
FIDUS INVESTMENT Corp
filed 2012-03-08
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 814-00861

FIDUS INVESTMENT CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Maryland	27-5017321
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1603 Orrington Avenue, Suite 820 Evanston, Illinois	60201
(Address of Principal Executive Offices)	(Zip Code)

(847) 859-3940

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2011 based on the closing price on that date of $14.81 on the NASDAQ Global Market was $125,524,539. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 9,427,021 shares of the registrant’s common stock outstanding as of March 7, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2012 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2011.

CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. Forward-looking statements may include, among other things, statements as to our future operating results, our business prospects and the prospects of our portfolio companies, the impact of the investments that we expect to make, the ability of our portfolio companies to achieve their objectives, our expected financings and investments, the adequacy of our cash resources and working capital, and the timing of cash flows, if any, from the operations of our portfolio companies. Words such as “expect,” “anticipate,” “target,” “goals,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “continue,” “forecast,” “may,” “should,” “potential,” variations of such words, and similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. Readers are cautioned that the forward-looking statements contained in this Annual Report on Form 10-K are only predictions, are not guarantees of future performance, and are subject to risks, events, uncertainties and assumptions that are difficult to predict. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors discussed in Item 1A entitled “Risk Factors” in Part I of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. Other factors that could cause actual results to differ materially include changes in the economy, risks associated with possible disruption in our operations or the economy generally due to terrorism, and future changes in laws or regulations and conditions in our operating areas. These statements are based on our current expectations, estimates, forecasts, information and projections about the industry in which we operate and the beliefs and assumptions of our management as of the date of this Annual Report on Form 10-K.

We assume no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless we are required to do so by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I

Except as otherwise specified, references to “we,” “us,” “our,” “Fidus” and “FIC” refer to Fidus Investment Corporation and its consolidated subsidiaries, and for the periods prior to consummation of the Formation Transactions (as defined below), Fidus Mezzanine Capital, L.P. and its consolidated subsidiaries (the “Fund”). References to our portfolio and investments also include investments we make through the Fund. Some of the statements in this annual report constitute forward-looking statements, which apply to us and relate to future events, future performance or financial condition. The forward-looking statements involve risks and uncertainties for us and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in “Risk Factors” and elsewhere in this report.

Item 1. Business

Fidus Investment Corporation is a Maryland corporation, formed on February 14, 2011, for the purpose of acquiring 100.0% of the equity interests in the Fund and Fidus Mezzanine Capital GP, LLC, the former general partner of the Fund, raising capital in our initial public offering, which was completed in June 2011 (the “Offering”) and thereafter operating as an externally managed business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).

On June 20, 2011, prior to the pricing of the Offering, we consummated the following formation transactions (“Formation Transactions”):

•

We acquired 100.0% of the limited partnership interests in the Fund through a merger of our wholly-owned subsidiary with and into the Fund, in which the limited partnership interests were exchanged for 3,702,778 shares of our common stock. The Fund became our wholly-owned subsidiary, retained its license by the United States Small Business Administration (the “SBA”) to operate as a small business investment company (an “SBIC”), continued to hold its existing investments and to make new investments with a portion of the net proceeds of the Offering.

•

We acquired 100.0% of the equity interests in Fidus Mezzanine Capital GP, LLC, the former general partner of the Fund, through the merger of Fidus Mezzanine Capital GP, LLC with and into Fidus Investment GP, LLC, our wholly-owned subsidiary, in exchange for 353,743 shares of our common stock.

On June 24, 2011, we closed the Offering, which consisted of 4,670,000 shares of common stock at $15.00 per share. On July 14, 2011, an additional 700,500 shares of our common stock were issued at a price of $15.00 per share pursuant to the exercise of the underwriters’ over-allotment option. Net proceeds to us were $73.6 million, after deducting underwriting fees and offering expenses. As of December 31, 2011, our shares were listed on the Nasdaq Global Market under the symbol “FDUS.” Effective January 3, 2012, our shares are included on the Nasdaq Global Select Market.

Overview of our Business

As a result of the Offering and the Formation Transactions described above, we and the Fund are externally managed, closed-end, non-diversified investment companies that have elected to be treated as BDCs under the 1940 Act. In addition, we intend to file an election and to qualify to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2011.

We provide customized mezzanine debt and equity financing solutions to lower middle-market companies, which we define as U.S. based companies having revenues between $10.0 million and $150.0 million. Our investment objective is to provide attractive risk-adjusted returns by generating both current income from our debt investments and capital appreciation from our equity related investments. Our investment strategy includes partnering with business owners, management teams and financial sponsors by providing customized financing for change of ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. We seek to maintain a diversified portfolio of investments in order to help mitigate the potential effects of adverse economic events related to particular companies, regions or industries.

We invest in companies that possess some or all of the following attributes: predictable revenues; positive cash flows; defensible and/or leading market positions; diversified customer and supplier bases; and proven management teams with strong operating discipline. We target companies in the lower middle-market with annual EBITDA between $3.0 million and $20.0 million; however, we may from time to time opportunistically make investments in larger or smaller companies. We expect that our investments will typically range between $5.0 million and $15.0 million per portfolio company.

As of December 31, 2011, we had debt and equity investments in 23 portfolio companies with an aggregate fair value of $204.7 million. The weighted average yield on all of our debt investments as of December 31, 2011 was 15.3%. Yields are computed using the effective interest rates as of December 31, 2011, including accretion of original issue discount, divided by the weighted average cost of debt investments, but excluding any debt investments on non-accrual status. There can be no assurance that the weighted average yield will remain at its current level.

Our Advisor

Our investment activities are managed by Fidus Investment Advisors, LLC, our investment advisor. Our investment advisor is responsible for determining the composition of our portfolio, including sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. Our investment advisor’s investment professionals seek to capitalize on their significant deal origination and sourcing, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience. These professionals have developed a broad network of contacts within the investment community, have gained extensive experience investing in assets that constitute our primary focus and have expertise in investing across all levels of the capital structure of lower middle-market companies.

Fidus Investment Advisors, LLC also serves as our administrator and provides us with office space, equipment and clerical, book-keeping and record-keeping services. The responsibilities of our administrator include overseeing our financial records, preparing reports to our stockholders and reports filed with the SEC and the SBA. Our administrator oversees the determination and publication of our net asset value, oversees the preparation and filing of our tax returns, monitors the payment of our expenses as well as the performance of administrative and professional services rendered to us by others. Furthermore, our administrator provides, on our behalf, managerial assistance to those portfolio companies to which we are required to offer such assistance.

Business Strategy

We intend to accomplish our goal of becoming the premier provider of capital to and value-added partner of lower middle-market companies by:

Leveraging the Experience of Our Investment Advisor. Our investment advisor’s investment professionals have an average of over 20 years of experience investing in, lending to and advising companies across changing market cycles. These professionals have diverse backgrounds with prior experience in senior management positions at investment banks, specialty finance companies, commercial banks and privately and publicly held companies and have extensive experience investing across all levels of the capital structure of lower middle-market companies. We believe this experience provides our investment advisor with an in-depth understanding of the strategic, financial and operational challenges and opportunities of lower middle-market companies. Further, we believe this understanding positions our investment advisor to effectively identify, assess, structure and monitor our investments.

Capitalizing on Our Strong Transaction Sourcing Network. Our investment advisor’s investment professionals possess an extensive network of long-standing relationships with private equity firms, middle-market senior lenders, junior-capital partners, financial intermediaries and management teams of privately owned businesses. We believe that the combination of these relationships and our reputation as a reliable, responsive and value-added financing partner helps generate a steady stream of new investment opportunities and proprietary deal flow.

Serving as a Value-Added Partner with Customized Financing Solutions. We follow a partnership-oriented approach in our investments and focus on opportunities where we believe we can add value to a portfolio company. We primarily concentrate on industries or market niches in which the investment professionals of our investment advisor have prior experience. The investment professionals of our investment advisor also have expertise in structuring securities at all levels of the capital structure, which we believe positions us well to meet the needs of our portfolio companies. We invest in mezzanine debt securities, typically coupled with an equity interest; however, on a selective basis we may invest in senior secured or unitranche loans. Further, as a publicly-traded BDC, we have a longer investment horizon without the capital return requirements of traditional private investment vehicles. We believe this flexibility enables us to generate attractive risk-adjusted returns on invested capital and enables us to be a better long-term partner for our portfolio companies. We believe that by leveraging the industry and structuring expertise of our investment advisor coupled with our long-term investment horizon, we are well positioned to be a value-added partner for our portfolio companies.

Employing Rigorous Due Diligence and Underwriting Processes Focused on Capital Preservation. Our investment advisor follows a disciplined and credit-oriented approach to evaluating and investing in companies. We focus on companies with proven business models, significant free cash flow, defensible market positions and significant enterprise value cushion for our debt investments. In making investment decisions, we seek to minimize the risk of capital loss without foregoing the opportunity for capital appreciation. Our investment advisor’s investment professionals have developed extensive due diligence and underwriting processes designed to assess a portfolio company’s prospects and to determine the appropriate investment structure. Our investment advisor thoroughly analyzes each potential portfolio company’s competitive position, financial performance, management team, growth potential and industry attractiveness. As part of this process, our investment advisor also participates in meetings with management, tours of facilities, discussions with industry professionals and third-party reviews. We believe this approach enables us to build and maintain an attractive investment portfolio that meets our return and value criteria over the long term.

Actively Managing our Portfolio. We believe that our investment advisor’s initial and ongoing portfolio review process allows us to effectively monitor the performance and prospects of our portfolio companies. We seek to obtain board observation rights or board seats with respect to our portfolio companies, and we conduct monthly financial reviews and regular discussions with portfolio company management. We structure our investments with a comprehensive set of financial maintenance, affirmative and negative covenants. We believe that active monitoring of our portfolio companies’ covenant compliance provides us with an early warning of any financial difficulty and enhances our ability to protect our invested capital.

Maintaining Portfolio Diversification. We seek to maintain a portfolio of investments that is diversified among companies, industries and geographic regions. We have made investments in portfolio companies in the following broad industry segments: business services, industrial products and services, value-added distribution, healthcare products and services, consumer products and services (including retail, food and beverage), defense and aerospace, transportation and logistics, government information technology services and niche manufacturing. We believe that investing across various industries helps mitigate the potential effects of negative economic events for particular companies, regions and industries.

Benefiting from Lower Cost of Capital. The Fund’s SBIC license allows us to issue SBA debentures. These SBA debentures carry long-term fixed rates that are generally lower than rates on comparable bank and public debt. Because lower-cost SBA leverage is, and will continue to be, a significant part of our funding strategy, our relative cost of debt capital should be lower than many of our competitors. We also intend to apply for a second SBIC license through which we may issue more SBA debentures to fund additional investments; however, we can make no assurances that, if we do apply, the SBA will approve such application. The SBA regulations currently limit the amount that is available to be borrowed by the Fund to $150.0 million. If we apply and are approved by the SBA for a second SBIC license, the maximum amount of outstanding SBA debentures for two or more SBICs under common control cannot exceed $225.0 million.

Investments

We seek to create a diversified investment portfolio that will primarily include mezzanine loans and equity securities. We intend to invest between $5.0 million to $15.0 million per transaction in the securities of lower middle-market companies, although this investment size may vary proportionately with the size of our capital base. Our investment objective is to provide attractive risk-adjusted returns by generating both current income from our mezzanine debt investments and capital appreciation from our equity related investments. We may invest in the equity securities of our portfolio companies, such as preferred stock, common stock, warrants and other equity interests, either directly or in conjunction with our mezzanine debt investments. As of December 31, 2011, 80.6% of our investments were mezzanine loans, 7.7% were senior secured loans and 11.7% were equity securities based on cost.

Mezzanine Debt Investments. We typically invest in mezzanine debt, which includes senior subordinated notes and junior secured loans. These loans typically have relatively high, fixed interest rates (often representing a combination of cash pay and payment-in-kind interest), prepayment penalties and amortization of principal deferred to maturity. Subordinated loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. Subordinated investments are generally more volatile than secured loans and may involve a greater risk of loss of principal. In certain situations where we are able to structure an investment as a junior, secured loan, we will obtain a junior security interest in the assets of these portfolio companies that will serve as collateral in support of the repayment of such loan. This collateral may take the form of second-priority liens on the assets of a portfolio company.

Senior Secured Loans. We will also opportunistically structure some of our future debt investments as senior secured or unitranche loans. Senior secured loans will typically provide for a fixed interest rate and may contain some minimum principal amortization, excess cash flow sweep features and prepayment penalties. Senior secured loans are secured by a first or second priority lien in all existing and future assets of the borrower and may take the form of term loans or revolving lines of credit. Unitranche debt financing involves issuing one debt security that blends the risk and return profiles of both secured and subordinated debt. We believe that unitranche debt can be attractive for many lower middle-market companies given their size in order to reduce structural complexity and potential conflicts among creditors.

Equity Securities. Our equity securities typically consist of either a direct minority equity investment in common or preferred stock of a portfolio company, or we may receive warrants to buy a minority equity interest in a portfolio company in connection with a debt investment. Warrants we receive with our debt investments typically require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. Our equity investments are typically not control-oriented investments, and in many cases, we acquire equity securities as part of a group of private equity investors in which we are not the lead investor. We may structure such equity investments to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events. In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights. Our equity investments typically are made in connection with debt investments in the same portfolio companies.

Our Consolidated Portfolio

We generally seek to invest in companies from the broad range of industries in which our investment advisor has direct experience. The following is a representative list of the broad industry segments in which we have invested; however, we may invest in other industries if we are presented with attractive opportunities:

•	business services;	•	niche manufacturing;

•	industrial products and services;	•	defense and aerospace;

•	value-added distribution;	•	transportation and logistics; and

•	healthcare products and services;	•	government information technology services.

•	consumer products and services (including retail, food and beverage);

As of December 31, 2011, we had debt and equity investments in 23 portfolio companies with an aggregate fair market value of $204.7 million.

The following table shows the portfolio composition by geographic region at fair value as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	As of December 31,
	2011	2010

Fair Value
Midwest	33.4%	30.7%
Southwest	20.3	24.7
Northeast	13.6	15.4
Southeast	17.7	19.0
West	15.0	10.2

Total	100.0%	100.0%

The following table shows the detailed industry segment composition of our portfolio at fair value as a percentage of total investments.

	As of December 31,
	2011	2010
Fair Value
Transportation services	14.0%	14.5%
Aerospace & defense manufacturing	10.2	3.0
Healthcare services	10.1	8.1
Movie theaters	7.1	10.3
Industrial cleaning & coatings	6.4	5.8
Utility equipment manufacturing	4.8	—
Specialty distribution	4.6	6.4
Printing services	4.4	6.0
Electronic components supplier	4.1	6.5
Retail cleaning	3.9	7.0
Commercial cleaning	3.8	5.7
Furniture rental	3.7	—
Specialty cracker manufacturer	3.6	5.5
Restaurants	3.6	—
Healthcare products	3.1	—
Apparel distribution	2.8	—
Government information technology services	2.7	3.9
Laundry services	2.5	6.8
Oil & gas services	2.5	3.2
Restoration & mitigation services	2.1	—
Industrial products	—	6.5
Niche manufacturing	—	0.8
Environmental services	—	—

Total	100.0%	100.0%

Investment Criteria/Guidelines

We use the following criteria and guidelines in evaluating investment opportunities and constructing our portfolio. However, not all of these criteria and guidelines have been, or will be, met in connection with each of our investments.

Value Orientation / Positive Cash Flow. Our investment advisor places a premium on analysis of business fundamentals from an investor’s perspective and has a distinct value orientation. We focus on companies with proven business models in which we can invest at relatively low multiples of operating cash flow. We also typically invest in companies with a history of profitability and minimum trailing twelve month EBITDA of $3.0 million. We do not invest in start-up companies, “turn-around” situations or companies that we believe have unproven business plans.

Experienced Management Teams with Meaningful Equity Ownership. We target portfolio companies that have management teams with significant experience and/or relevant industry experience coupled with meaningful equity ownership. We believe management teams with these attributes are more likely to manage the companies in a manner that protects our debt investment and enhances the value of our equity investment.

Niche Market Leaders with Defensible Market Positions. We invest in companies that have developed defensible and/or leading positions within their respective markets or market niches and are well positioned to capitalize on growth opportunities. We favor companies that demonstrate significant competitive advantages, which we believe helps to protect their market position and profitability.

Diversified Customer and Supplier Base. We prefer to invest in companies that have a diversified customer and supplier base. Companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation and shifting customer preferences.

Significant Invested Capital. We believe the existence of significant underlying equity value provides important support to our debt investments. With respect to our debt investments, we look for portfolio companies where we believe aggregate enterprise value significantly exceeds aggregate indebtedness, after consideration of our investment.

Viable Exit Strategy. We invest in companies that we believe will provide a steady stream of cash flow to repay our loans and reinvest in their respective businesses. In addition, we also seek to invest in companies whose business models and expected future cash flows offer attractive exit possibilities for our equity investments. We expect to exit our investments typically through one of three scenarios: (a) the sale of the company resulting in repayment of all outstanding debt and equity; (b) the recapitalization of the company through which our investments are replaced with debt or equity from a third party or parties; or (c) the repayment of the initial or remaining principal amount of our debt investment from cash flow generated by the company. In some investments, there may be scheduled amortization of some portion of our debt investment which would result in a partial exit of our investment prior to the maturity of the debt investment.

Investment Committees

Our investment advisor has formed an investment committee to evaluate and approve all of FIC’s investments and an investment committee to evaluate and approve all of the Fund’s investments. The investment committee process is intended to bring the diverse experience and perspectives of the committee’s members to the analysis and consideration of each investment. The investment committees also serve to provide investment consistency and adherence to our investment advisor’s core investment philosophy and policies. The investment committees also determine appropriate investment sizing and suggest ongoing monitoring requirements.

The members of FIC’s investment committee are Edward H. Ross, Thomas C. Lauer, John J. Ross, II, Paul E. Tierney, Jr., John H. Grigg and W. Andrew Worth. The members of the Fund’s investment committee are Edward H. Ross, John J. Ross, II, B. Bragg Comer, III, Paul E. Tierney, Jr. and John H. Grigg. In addition, in November 2011, the SBA approved the appointment of Messrs. Lauer and Worth to the Fund’s investment committee. For purposes of discussion herein, any reference to “investment committee” refers to both our investment committee and the Fund’s investment committee.

Investment Process Overview

Our investment advisor has developed the following investment process based on the experience of its investment professionals to identify investment opportunities and to structure investments quickly and effectively. Furthermore, our investment advisor seeks to identify those companies exhibiting superior fundamental risk-reward profiles and strong defensible business franchises while focusing on the relative value of the security in the portfolio company’s capital structure. The investment process consists of five distinct phases:

•	Investment Generation/Origination;

•	Initial Evaluation;

•	Due Diligence and Underwriting;

•	Documentation and Closing; and

•	Active Portfolio Management.

Each of the phases is described in more detail below.

Investment Generation/Origination. Our investment originating efforts are focused on leveraging our investment advisor’s extensive network of long-standing relationships with private equity firms, middle-market senior lenders, junior-capital partners, financial intermediaries and management teams of privately owned businesses. We believe that our investment advisor’s investment professionals have reputations as reliable, responsive and value-added partners for lower middle-market companies. Our investment advisor’s focus and reputation as a valued added partner generates a balanced mix of proprietary deal flow and a steady stream of new deal opportunities.

Initial Evaluation. After a potential transaction is received by our investment advisor, at least one of its investment professionals will conduct an initial review of the transaction materials to determine whether it meets our investment criteria and complies with SBA and other regulatory compliance requirements.

If the potential transaction initially meets our investment criteria, at least two members of the investment committee, referred to as the deal team, will conduct a preliminary due diligence review, taking into consideration some or all of the following factors:

•	A comprehensive financial model based on quantitative analysis of historical financial performance, projections and pro forma adjustments to determine a range of estimated internal rates of return.

•	An initial call or meeting with the management team, owner, private equity sponsor or other deal partner.

•	A brief industry and market analysis, leveraging direct industry expertise from other investment professionals of our investment advisor.

•	Preliminary qualitative analysis of the management team’s competencies and backgrounds.

•	Potential investment structures and pricing terms.

Upon successful completion of the screening process, the deal team will prepare a screening memorandum and make a recommendation to the investment committee. At this time, the investment committee will also consider whether the investment would be made by us or through our SBIC subsidiary. If the investment committee supports the deal team’s recommendation, the deal team will issue a non-binding term sheet to the company. Such a term sheet will typically include the key economic terms based on our analysis conducted during the screening process as well as a proposed timeline. Upon agreement on a term sheet with the company, our investment advisor will begin a formal diligence and underwriting process.

Due Diligence and Underwriting. Our investment advisor has developed a rigorous and disciplined due diligence process that includes a comprehensive understanding of a borrower’s industry, market, operational, financial, organizational and legal positions and prospects. Our investment advisor continues to use the same systematic, consistent approach historically employed by Fidus Capital, LLC, our investment advisor’s predecessor. The due diligence review will take into account information that the deal team deems necessary to make an informed decision about the creditworthiness of the borrower and the risks of the investment, which includes some or all of the following:

•	Initial or additional site visits and facility tours with management and key personnel.

•	Review of the business history, operations and strategy.

•	In depth review of industry and competition.

•	Analysis of key customers and suppliers, including review of any concentrations and key contracts.

•

Detailed review of historical and projected financial statements, including a review of at least three years of performance (annual and monthly), key financial ratios, revenue, expense and profitability drivers and sensitivities to management’s financial projections.

•	Detailed evaluation of company management, including background checks.

•	Third party reviews of accounting, environmental, legal, insurance, interviews with customers and suppliers, material contracts, competition, industry and market studies (each as appropriate).

•	Financial sponsor diligence, if applicable, including portfolio company and other reference checks.

During the due diligence process, significant attention is given to sensitivity analyses and how the company might be expected to perform given various scenarios, including downside, “base case” and upside. Upon satisfactory completion of the due diligence review process, the deal team will present their findings and a recommendation to the investment committee. If the investment committee supports the deal team’s recommendation, the deal team will proceed with negotiating and documenting the investment.

Documentation and Closing. Our investment advisor works with the management of the company and its other capital providers, including as applicable, senior, junior and equity capital providers to structure an investment. Our investment advisor structures each investment with an acute focus on capital preservation and will tailor the terms of each investment to the facts and circumstances of the transaction and the prospective portfolio company. We seek to limit the downside potential of our investments by:

•	Targeting an optimal total return on our investments (including a combination of current and deferred interest, prepayment penalties and equity participation) that compensates us for credit risk.

•

Negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, yet consistent with preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either board observation or rights to a seat on the board under some circumstances.

•

Structuring financial covenants and terms in our debt investments that require the portfolio company to reduce leverage over time, thereby enhancing the investment’s credit quality. These methods may include, among others: maintenance leverage covenants requiring a decreasing ratio of debt to cash flow; maintenance cash flow covenants requiring an increasing ratio of cash flow to interest expense and possibly other cash expenses such as capital expenditures, cash taxes and mandatory principal payments; and debt incurrence prohibitions, limiting a company’s ability to relever its balance sheet. In addition, limitations on asset sales and capital expenditures prevent a company from changing the nature of its business or capitalization without our consent.

We expect to hold most of our investments to maturity or repayment, but may exit our investments earlier if a liquidity event takes place, such as a sale or recapitalization of a portfolio company or if we determine that a sale of one or more of our investments is in our best interest.

Active Portfolio Management. We view active portfolio monitoring as a vital part of the investment process and continuously monitor the status and progress of the portfolio companies. The same deal team that was involved in the investment process will continue its involvement in the portfolio company post-investment. This provides for continuity of knowledge and allows the deal team to maintain a strong business relationship with key management of its portfolio companies for post-investment assistance and monitoring purposes.

As part of the monitoring process, the deal team will conduct a comprehensive review of the financial and operating results of each portfolio company that includes a review of the monthly/quarterly financials relative to prior year and budget, review financial projections including cash flow and liquidity needs, meet with management, attend board meetings and review compliance certificates and covenants. We will maintain an on-going dialogue with the management and any controlling equity holders of a portfolio company that will include discussions about the company’s business plans and growth opportunities and any changes industry and competitive dynamics. While we maintain limited involvement in the ordinary course operations of our portfolio companies, we may maintain a higher level of involvement in non-ordinary course financing or strategic activities and any non-performing scenarios. Our investment advisor’s portfolio management will also include quarterly portfolio reviews with all investment professionals and investment committee members.

Investment Rating System

In addition to various risk management and monitoring tools, our investment advisor also uses an internally developed investment rating system to characterize and monitor the credit profile and our expected level of returns on each investment in our portfolio. We use a five-level numeric rating scale. The following is a description of the conditions associated with each investment rating:

•

Investment Rating 1: Investments that involve the least amount of risk in our portfolio. The company is performing above expectations and the trends and risk factors are favorable, and may include an expected capital gain.

•

Investment Rating 2: Investments that involve a level of risk similar to the risk at the time of origination. The company is performing substantially within our expectations, and the risks factors are neutral or favorable. All new investments are initially rated 2.

•

Investment Rating 3: Investments that are performing below our expectations and indicates the investment’s risk has increased somewhat since origination. The company requires closer monitoring, but where we expect no loss of investment return (interest and/or dividends) or principal. Companies with a rating of 3 may be out of compliance with financial covenants, but payments are generally not past due.

•

Investment Rating 4: Investments that are performing materially below our expectations and the risk has increased materially since origination. We expect some loss of investment return, but no loss of principal.

•

Investment Rating 5: Investments that are performing substantially below our expectations and whose risks have increased substantially since origination. Investments with a rating of 5 are those for which some loss of principal is expected.

As of December 31, 2011, the weighted average investment rating of the investments in our portfolio was 2.0. The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value.

	As of December 31, 2011
Investment Rating	Investments at Fair Value	Percent of Total Portfolio
	(dollars in thousands)
1	$8,715	4.3%
2	180,751	88.2
3	15,279	7.5
4	—	—
5	—	—

Totals	$204,745	100.0%

Determination of Net Asset Value and Valuation Process

We determine the net asset value per share of our common stock on at least a quarterly basis, and more frequently if we are required to do so pursuant to an equity offering or pursuant to federal laws and regulations. The net asset value per share is equal to the fair value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. Our business plan calls for us to invest primarily in illiquid securities issued by private companies. These portfolio investments may be subject to restrictions on resale and will generally have no established trading market. Because there is not a readily available market for substantially all of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors using a documented valuation policy and consistently applied valuation process in accordance with authoritative accounting guidelines. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates – Valuation of Portfolio Investments.”

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance typically involves, among other things, the monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Our investment advisor, acting as our administrator, provides such managerial assistance on our behalf to portfolio companies that request this assistance. We may receive fees for these services and will reimburse our investment advisor, acting as our administrator, for its allocated costs in providing such assistance, subject to the review and approval by our board of directors, including our independent directors.

Competition

Our primary competitors in providing financing to lower middle-market companies include public and private funds, other BDCs, small business investment companies, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our RIC status.

We use the expertise of the investment professionals of our investment advisor to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, the relationships of the investment professionals of our investment advisor enable us to learn about, and compete effectively for, financing opportunities with attractive lower middle-market companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see “Risk Factors — Risks Relating to our Business and Structure — We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.”

Employees

We do not have any direct employees, and our day-to-day investment operations are managed by our investment advisor, which is also acting as our administrator. We have a chief executive officer, chief financial officer and chief compliance officer and, to the extent necessary, our board of directors may elect to hire additional personnel going forward. Our officers are employees of our investment advisor, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs are paid by us pursuant to the Administration Agreement. Some of our executive officers are also officers of our investment advisor. See “Business — Management and Other Agreements — Administration Agreement.”

Management and Other Agreements

Our investment advisor is located at 1603 Orrington Avenue, Suite 820, Evanston, Illinois 60201. Our investment advisor is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Subject to the overall supervision of our board of directors and in accordance with the 1940 Act, our investment advisor manages our day-to-day operations and provides investment advisory services to us. Under the terms of the Investment Advisory Agreement, our investment advisor:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	assists us in determining what securities we purchase, retain or sell;

•	identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and

•	executes, closes, services and monitors the investments we make.

Investment Advisory Agreement

Management Fee

Pursuant to the Investment Advisory Agreement, we pay our investment advisor a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee.

Base Management Fee

The base management fee is calculated at an annual rate of 1.75% based on the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial quarter are appropriately prorated. The base management fee is payable quarterly in arrears.

Incentive Fee

The incentive fee has two parts. One part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee and any organizing and offering costs). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market discount, debt instruments with payment-in-kind interest, preferred stock with payment-in-kind dividends and zero-coupon securities), accrued income that we have not yet received in cash. Our investment advisor is not under any obligation to reimburse us for any part of the incentive fee it receives that was based on accrued interest that we never actually receive.

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the hurdle rate (as defined below) for a quarter, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses.

Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 2.0% per quarter. If market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for our investment advisor to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. Our pre-incentive fee net investment income used to calculate this part of the incentive fee is also included in the amount of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts) used to calculate the 1.75% base management fee.

We pay our investment advisor an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which the pre-incentive fee net investment income does not exceed the hurdle rate of 2.0%;

•

100.0% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5% in any calendar quarter. We refer to this portion of our pre-incentive fee net investment income (that exceeds the hurdle rate but is less than 2.5%) as the “catch-up” provision. The catch-up is meant to provide our investment advisor with 20.0% of the pre-incentive fee net investment income as if a hurdle rate did not apply if this net investment income exceeds 2.5% in any calendar quarter; and

•	20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.5% in any calendar quarter.

These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

The following is a graphical representation of the calculation of the quarterly income-related portion of the incentive fee:

Quarterly Incentive Fee Based on Net Investment Income

Pre-incentive fee net investment income

(expressed as a percentage of the value of net assets)

Percentage of pre-incentive fee net investment income

allocated to income-related portion of incentive fee

The second part of the incentive fee is a capital gains incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of our net realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to our investment advisor, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equal the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of our portfolio in all prior years.

Examples of Quarterly Incentive Fee Calculation

Example 1: Income Related Portion of Incentive Fee

Alternative 1

Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.25%

Hurdle rate(1) = 2.0%

Management fee(2) = 0.4375%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.2%

Pre-incentive fee net investment income

(investment income – (management fee + other expenses)) = 0.6125%

Pre-incentive fee net investment income does not exceed hurdle rate, therefore there is no income-related incentive fee.

Alternative 2

Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.9%

Hurdle rate(1) = 2.0%

Management fee(2) = 0.4375%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.2%

Pre-incentive fee net investment income

(investment income – (management fee + other expenses)) = 2.2625%

Incentive fee	= 100.0% × pre-incentive fee net investment income (subject to “catch-up”)(4)
= 100.0% × (2.2625% – 2.0%)
= 0.2625%

Pre-incentive fee net investment income exceeds the hurdle rate, but does not fully satisfy the “catch-up” provision, therefore the income related portion of the incentive fee is 0.2625%.

Alternative 3

Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.5%

Hurdle rate(1) = 2.0%

Management fee(2) = 0.4375%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.2%

Pre-incentive fee net investment income

(investment income – (management fee + other expenses)) = 2.8625%

Incentive fee = 100.0% × pre-incentive fee net investment income (subject to “catch-up”)(4)

Incentive fee = 100.0% × “catch-up” + (20.0% × (pre-incentive fee net investment income – 2.5%))

“Catch-up”	= 2.5% – 2.0%
= 0.5%

Incentive fee	= (100.0% × 0.5%) + (20.0% × (2.8625% – 2.5%))
= 0.5% + (20.0% × 0.3625%)
= 0.5% + 0.0725%
= 0.575%

Pre-incentive fee net investment income exceeds the hurdle rate and fully satisfies the “catch-up” provision, therefore the income related portion of the incentive fee is 0.575%.

(1)	Represents 8.0% annualized hurdle rate.
(2)	Represents 1.75% annualized base management fee.
(3)	Excludes organizational and offering expenses.
(4)	The “catch-up” provision is intended to provide our investment advisor with an incentive fee of 20.0% on all pre-incentive fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 2.5% in any fiscal quarter.

Example 2: Capital Gains Portion of Incentive Fee(*):

Alternative 1

Assumptions

Year 1: $5.0 million investment made in Company A (“Investment A”), and $7.5 million investment made in Company B (“Investment B”)

Year 2: Investment A sold for $12.5 million and fair market value (“FMV”) of Investment B determined to be $8.0 million

Year 3: FMV of Investment B determined to be $6.25 million

Year 4: Investment B sold for $7.75 million

The capital gains portion of the incentive fee would be:

Year 1: None

Year 2: Capital gains incentive fee of $1.5 million — ($7.5 million realized capital gains on sale of Investment A multiplied by 20.0%)

Year 3: None — $1.25 million (20.0% multiplied by ($7.5 million cumulative capital gains less $1.25 million cumulative capital depreciation)) less $1.5 million (previous capital gains fee paid in Year 2)

Year 4: Capital gains incentive fee of $50,000 — $1.55 million ($7.75 million cumulative realized capital gains multiplied by 20.0%) less $1.5 million (capital gains incentive fee taken in Year 2)

Alternative 2

Assumptions

Year 1: $4.0 million investment made in Company A (“Investment A”), $7.5 million investment made in Company B (“Investment B”) and $6.25 million investment made in Company C (“Investment C”)

Year 2: Investment A sold for $12.5 million, FMV of Investment B determined to be $6.25 million and FMV of Investment C determined to be $6.25 million

Year 3: FMV of Investment B determined to be $6.75 million and Investment C sold for $7.5 million

Year 4: FMV of Investment B determined to be $8.75 million

Year 5: Investment B sold for $5.0 million

The capital gains incentive fee, if any, would be:

Year 1: None

Year 2: $1.45 million capital gains incentive fee — 20.0% multiplied by $7.25 million ($8.5 million realized capital gains on Investment A less $1.25 million unrealized capital depreciation on Investment B)

Year 3: $0.35 million capital gains incentive fee(1) — $1.8 million (20.0% multiplied by $9.0 million ($9.75 million cumulative realized capital gains less $0.75 million unrealized capital depreciation)) less $1.45 million capital gains incentive fee received in Year 2

Year 4: None

Year 5: None — $1.45 million (20.0% multiplied by $7.25 million (cumulative realized capital gains of $9.75 million less realized capital losses of $2.5 million)) is less than $1.8 million cumulative capital gains incentive fee paid in Year 2 and Year 3(2)

*	The hypothetical amounts of returns shown are based on a percentage of our total net assets and assume no leverage. There is no guarantee that positive returns will be realized and actual returns may vary from those shown in this example.
(1)	As illustrated in Year 3 of Alternative 2 above, if we were to be wound up on a date other than our fiscal year end of any year, we may have paid aggregate capital gains incentive fees that are more than the amount of such fees that would be payable if we had been wound up on our fiscal year end of such year.
(2)	As noted above, it is possible that the cumulative aggregate capital gains fee received by our investment advisor ($1.8 million) is effectively greater than $1.45 million (20.0% of cumulative aggregate realized capital gains less net realized capital losses or net unrealized depreciation ($7.25 million)).

Payment of Our Expenses

All investment professionals of our investment advisor and/or its affiliates, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by our investment advisor and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Overview – Expenses.”

Duration and Termination

The Investment Advisory Agreement was first approved by our board of directors, including all of the directors who are not “interested persons” as defined in the 1940 Act, on June 14, 2011. In reaching a decision to approve the Investment Advisory Agreement, the board of directors reviewed a significant amount of information and considered, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to us by our investment advisor;

•	the fee structures of comparable externally managed BDCs that engage in similar investing activities; and

•	various other matters.

Based on the information reviewed and the considerations detailed above, the board of directors concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and approved the Investment Advisory Agreement, as well as the Administration Agreement, as being in the best interests of our stockholders.

Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect for a period of two years from its effective date of June 20, 2011. It will remain in effect from year to year thereafter if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons.” The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by our investment advisor and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of our outstanding voting securities, by vote, may also terminate the Investment Advisory Agreement without penalty. See “Risk Factors — Risks Relating to our Business and Structure — We are dependent upon our investment advisor’s managing members and our executive officers for our future success. If our investment advisor was to lose any of its managing members or we lose any of our executive officers, our ability to achieve our investment objective could be significantly harmed.”

Indemnification

The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our investment advisor and its officers, directors, members, managers, partners, stockholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement.

Administration Agreement

Pursuant to the Administration Agreement, Fidus Investment Advisors, LLC acts as our administrator and furnishes us with office facilities and equipment and clerical, book-keeping and record-keeping services at such facilities. Under the Administration Agreement, our investment advisor performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, our investment advisor assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, our investment advisor also provides managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of our investment advisor’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our officers, including our chief financial officer and chief compliance officer and their respective staffs. The Administration Agreement has an initial term of two years and may be renewed with the approval of our board of directors or by a vote of the holders of a majority of our outstanding voting securities, and, in either case, if also approved by a majority of our directors who are not “interested persons.” The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. The holders of a majority of our outstanding voting securities may also terminate the Administration Agreement without penalty. To the extent that our investment advisor outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to our investment advisor.

Indemnification

The Administration Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our investment advisor and its and its affiliates’ respective officers, directors, members, managers, stockholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Administration Agreement.

License Agreement

We have entered into a license agreement with Fidus Partners, LLC under which Fidus Partners, LLC has agreed to grant us a non-exclusive (provided that there is not a change in control of Fidus Partners, LLC), royalty-free license to use the name “Fidus.” Under this agreement, we have a right to use the “Fidus” name for so long as our investment advisor remains our investment advisor. Other than with respect to this limited license, we have no legal right to the “Fidus” name. This license agreement will remain in effect for so long as the Investment Advisory Agreement with our investment advisor remains in effect.

Regulation

We and the Fund have elected to be treated as BDCs under the 1940 Act and we intend to elect to be treated as a RIC under the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisors), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.

We may invest up to 100.0% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly-traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3.0% of the voting stock of any registered investment company, invest more than 5.0% of the value of our total assets in the securities of one investment company or invest more than 10.0% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies is fundamental and each may be changed without stockholder approval.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70.0% of the company’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

(a) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer that:

•	is organized under the laws of, and has its principal place of business in, the United States;

•

is not an investment company (other than a small business investment company wholly-owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

•	satisfies either of the following:

•

does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250.0 million market capitalization maximum; or

•

is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the BDC has an affiliated person who is a director of the eligible portfolio company.

(b) Securities of any eligible portfolio company which we control.

(c) Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident to such a private transaction, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(d) Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60.0% of the outstanding equity of the eligible portfolio company.

(e) Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.

(f) Cash, cash equivalents, U.S. government securities or high-quality debt securities that mature in one year or less from the date of investment.

The regulations defining qualifying assets may change over time. We may adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions in this area.

Managerial Assistance to Portfolio Companies

A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (a), (b) or (c) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70.0% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance; except that, when the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Our investment advisor, acting as our administrator, has agreed to provide such managerial assistance on our behalf to portfolio companies that request this assistance.

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70.0% of our assets are qualifying assets or temporary investments. Typically, we invest in U.S. Treasury bills or in repurchase agreements, so long as the agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25.0% of our total assets constitute repurchase agreements from a single counterparty, we would not satisfy the asset diversification requirements for qualification as a RIC for U.S. federal income tax purposes. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty that would cause us to fail such asset diversification requirements. Our investment advisor monitors the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200.0% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5.0% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a BDC affect our ability to raise, and the way in which we raise, additional capital which may have a negative effect on our growth.

In connection with the Offering and our election to be regulated as a BDC, we applied for exemptive relief from the SEC on March 15, 2011, as amended on August 9, 2011 and February 28, 2012, to allow us to take certain actions that would otherwise be prohibited by the 1940 Act, as applicable to BDCs. The exemptive relief, if granted, would allow us to exclude any indebtedness guaranteed by the SBA and issued by the Fund from the 200.0% asset coverage requirements applicable to us. While the SEC has granted exemptive relief in substantially similar circumstances in the past, no assurance can be given that an exemptive order will be granted.

Codes of Ethics

We, the Fund and our investment advisor have each adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the joint code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0300. In addition, the joint code of ethics is attached as exhibit (R) to Pre-Effective Amendment No. 3 of registration statement on Form N-2 filed on May 25, 2011 and is available on the EDGAR Database on the SEC’s website at www.sec.gov. You may also obtain copies of the joint code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549. The joint code of ethics is also available on our website at www.fdus.com.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our investment advisor. The proxy voting policies and procedures of our investment advisor are set out below. The guidelines are reviewed periodically by our investment advisor and our directors who are not “interested persons,” and, accordingly, are subject to change. For purposes of these proxy voting policies and procedures described below, “we,” “our” and “us” refer to our investment advisor.

Introduction

As an investment adviser registered under the Advisers Act, our investment advisor has a fiduciary duty to act solely in our best interests. As part of this duty, our investment advisor recognizes that it must vote our securities in a timely manner free of conflicts of interest and in our best interests.

Our investment advisor’s policies and procedures for voting proxies for its investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

Our investment advisor votes proxies relating to our portfolio securities in what it perceives to be the best interest of our stockholders. Our investment advisor reviews on a case-by-case basis each proposal submitted to a stockholder vote to determine its effect on the portfolio securities we hold. In most cases our investment advisor will vote in favor of proposals that it believes are likely to increase the value of the portfolio securities we hold. Although our investment advisor will generally vote against proposals that may have a negative effect on our portfolio securities, our investment advisor may vote for such a proposal if there exist compelling long-term reasons to do so.

Our proxy voting decisions are made by our investment advisor’s senior investment professionals who are responsible for monitoring each of our portfolio investments. To ensure that our investment advisor’s vote is not the product of a conflict of interest, our investment advisor requires that (a) anyone involved in the decision-making process disclose to our chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision-making process or vote administration are prohibited from revealing how our investment advisor intends to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest may be present, our investment advisor will disclose such conflicts to us, including our independent directors, and may request guidance from us on how to vote such proxies.

Proxy Voting Records

You may obtain information about how our investment advisor voted proxies for us by making a written request for proxy voting information to: Fidus Investment Corporation, 1603 Orrington Avenue, Suite 820, Evanston, Illinois 60201, Attention: Investor Relations, or by calling Fidus Investment Corporation collect at (847) 859-3940.

Compliance Policies and Procedures

We, the Fund and our investment advisor have each adopted and implemented written policies and procedures reasonably designed to prevent violation of federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our chief compliance officer is responsible for administering these policies and procedures.

Privacy Principles

We are committed to maintaining the privacy of our stockholders and to safeguarding their nonpublic personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

From time to time, we may receive nonpublic personal information relating to our stockholders, although certain nonpublic personal information of our stockholders may become available to us. We do not disclose any nonpublic personal information about our stockholders or former stockholders to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third-party administrator).

We restrict access to nonpublic personal information about our stockholders to employees of our investment advisor, its affiliates or authorized service providers that have a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the nonpublic personal information of our stockholders.

Other

Under the 1940 Act, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We and our investment advisor have each adopted and implemented written policies and procedures reasonably designed to prevent violation of relevant federal securities laws. We review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and have designated a chief compliance officer to be responsible for administering the policies and procedures.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. We have applied for exemptive relief from the SEC to allow us to take certain actions, including engaging in certain transactions with our affiliates, that would otherwise be prohibited by the 1940 Act, as applicable to BDCs. While the SEC has granted exemptive relief in substantially similar circumstances in the past, no assurance can be given that an exemptive order will be granted.

Small Business Administration Regulations

The Fund is licensed by the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958. The Fund’s SBIC license became effective on October 22, 2007.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs can provide financing in the form of debt and/or equity securities and provide consulting and advisory services to “eligible” small businesses. The Fund has typically invested in senior subordinated debt, acquired warrants and/or made other equity investments in qualifying small businesses.

Under current SBA regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $18.0 million and have average annual net income after U.S. federal income taxes not exceeding $6.0 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote between 20.0% and 25.0% (depending upon when it was licensed, when it obtained leverage commitments, the amount of leverage drawn and when financings occur) of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern generally includes businesses (including their affiliates) that have a tangible net worth not exceeding $6.0 million and have average annual net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller concern, which criteria depend on the industry in which the business (including its affiliates) is engaged and are based on the number of employees and gross revenue. However, once an SBIC has invested in a company, it may continue to make follow-on investments in the company, regardless of the size of the portfolio company at the time of the follow-on investment, up to the time of the portfolio company’s initial public offering.

The SBA prohibits an SBIC from providing funds to small businesses for certain purposes, such as relending and investment outside the United States, to businesses engaged in a few prohibited industries, and to certain “passive” (non-operating) companies. In addition, under SBA regulations, without prior SBA approval, an SBIC may not invest more than 30.0% of its regulatory capital in any one portfolio company (assuming the SBIC intends to draw leverage equal to twice its regulatory capital).

The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies (such as limiting the permissible interest rate on debt securities held by an SBIC in a portfolio company). SBA regulations allow an SBIC to exercise control over a small business for a period of seven years from the date on which the SBIC initially acquires its control position. This control period may be extended for an additional period of time with the SBA’s prior written approval.

The SBA restricts the ability of an SBIC to lend money to any of its officers, directors and employees or to invest in affiliates thereof. The SBA also prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. A “change of control” is any event that would result in the transfer of the power, direct or indirect, to direct the management and policies of an SBIC, whether through ownership, contractual arrangements or otherwise.

An SBIC (or group of SBICs under common control) may generally have outstanding debentures guaranteed by the SBA in amounts up to two times the amount of the regulatory capital of the SBIC(s). Debentures guaranteed by the SBA have a maturity of ten years, require semi-annual payments of interest, and do not require any principal payments prior to maturity. As of December 31, 2011, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that may be issued by a single SBIC was $150.0 million.

SBICs must invest idle funds that are not being used to make loans in investments permitted under SBA regulations in the following limited types of securities: (i) direct obligations of, or obligations guaranteed as to principal and interest by, the United States government, which mature within 15 months from the date of the investment; (ii) repurchase agreements with federally insured institutions with a maturity of seven days or less (and the securities underlying the repurchase obligations must be direct obligations of or guaranteed by the federal government); (iii) certificates of deposit with a maturity of one year or less, issued by a federally insured institution; (iv) a deposit account in a federally insured institution that is subject to a withdrawal restriction of one year or less; (v) a checking account in a federally insured institution; or (vi) a reasonable petty cash fund.

SBICs are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations and are periodically required to file certain forms with the SBA.

Neither the SBA nor the U.S. government or any of its agencies or officers has approved any ownership interest to be issued by us or any obligation that we or any of our subsidiaries may incur.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

•

pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 under Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•

pursuant to Rule 13a-15 under the Exchange Act, beginning with our fiscal year ended December 31, 2012, our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which must be audited by our independent registered public accounting firm; and

•

pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated under such act. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we comply with that act.

The NASDAQ Global Select Market Corporate Governance Regulations

The NASDAQ Global Select Market has adopted corporate governance regulations with which listed companies must comply. We are in compliance with such corporate governance listing standards applicable to BDCs.

Election to Be Taxed as a RIC

We intend to elect to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ended December 31, 2011. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to maintain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90.0% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”). Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4.0% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year that generated such taxable income. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.

Taxation as a RIC

Provided that we qualify as a RIC and satisfy the Annual Distribution Requirement, we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (which we define as net long-term capital gain in excess of net short-term capital loss) that we timely distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4.0% nondeductible U.S. federal excise tax on certain undistributed income of RICs unless we distribute in a timely manner an amount at least equal to the sum of (1) 98.0% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year (or, if we so elect, for the calendar year) and (3) any income recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	elect to be treated as a RIC;

•	meet the Annual Distribution Requirement;

•	qualify to be treated as a BDC or be registered as a management investment company under the 1940 Act at all times during each taxable year;

•

derive in each taxable year at least 90.0% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or foreign currencies or other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from an interest in a “qualified publicly-traded partnership” as defined in the Code or the 90% Income Test; and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•

at least 50.0% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs and other securities if such other securities of any one issuer do not represent more than 5.0% of the value of our assets or more than 10.0% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly-traded partnership”); and

•

no more than 25.0% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, (i) of one issuer (ii) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of one or more “qualified publicly-traded partnerships,” or the Diversification Tests.

To the extent that we invest in entities treated as partnerships for U.S. federal income tax purposes (other than a “qualified publicly-traded partnership”), we generally must include the items of gross income derived by the partnerships for purposes of the 90% Income Test, and the income that is derived from a partnership (other than a “qualified publicly-traded partnership”) will be treated as qualifying income for purposes of the 90% Income Test only to the extent that such income is attributable to items of income of the partnership which would be qualifying income if realized by us directly. In addition, we generally must take into account our proportionate share of the assets held by partnerships (other than a “qualified publicly-traded partnership”) in which we are a partner for purposes of the Diversification Tests.

In order to meet the 90% Income Test, we may establish one or more special purpose corporations (any such corporation, a “Taxable Subsidiary”) to hold assets from which we do not anticipate earning dividend, interest or other qualifying income under the 90% Income Test. Any investments held through a Taxable Subsidiary generally will be subject to U.S. federal income and other taxes, and therefore we can expect to achieve a reduced after-tax yield on such investments.

We may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Furthermore, a portfolio company in which we invest may face financial difficulty that requires us to workout, modify or otherwise restructure our investment in the portfolio company. Any such restructuring may result in unusable capital losses and future non-cash income. Any restructuring may also result in our recognition of a substantial amount of non-qualifying income for purposes of the 90% Income Test, such as cancellation of indebtedness income in connection with the work-out of a leveraged investment (which, while not free from doubt, may be treated as non-qualifying income) or the receipt of other non-qualifying income.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

Investments by us in non-U.S. securities may be subject to non-U.S. income, withholding and other taxes, and therefore, our yield on any such securities may be reduced by such non-U.S. taxes. Stockholders will generally not be entitled to claim a credit or deduction with respect to non-U.S. taxes paid by us.

If we purchase shares in a “passive foreign investment company,” (or PFIC), we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend by us to our stockholders. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code (or QEF), in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to it. Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the annual distribution requirement and will be taken into account for purposes of the 4.0% excise tax.

Under Section 988 of the Code, gain or loss attributable to fluctuations in exchange rates between the time we accrue income, expenses or other liabilities denominated in a foreign currency and the time we actually collect such income or pay such expenses or liabilities is generally treated as ordinary income or loss. Similarly, gain or loss on foreign currency forward contracts and the disposition of debt denominated in a foreign currency, to the extent attributable to fluctuations in exchange rates between the acquisition and disposition dates, is also treated as ordinary income or loss.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy the annual distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Business – Regulation – Qualifying Assets” and “Business – Regulation – Senior Securities.” Moreover, our ability to dispose of assets to meet the annual distribution requirement may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the annual distribution requirement or to avoid the excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify as a RIC in any taxable year, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of such income will be subject to corporate-level U.S. federal income tax, reducing the amount available to be distributed to our stockholders. See “— Failure To Qualify as a RIC” below.

As a RIC, we are not allowed to carry forward or carry back a net operating loss for purposes of computing our investment company taxable income in other taxable years. U.S. federal income tax law generally permits a RIC to carry forward (i) the excess of its net short-term capital loss over its net long-term capital gain for a given year as a short-term capital loss arising on the first day of the following year and (ii) the excess of its net long-term capital loss over its net short-term capital gain for a given year as a long-term capital loss arising on the first day of the following year. However, future transactions we engage in may cause our ability to use any capital loss carryforwards, and unrealized losses once realized, to be limited under Section 382 of the Code. Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (ii) convert lower taxed long-term capital gain and qualified dividend income into higher taxed short-term capital gain or ordinary income, (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (iv) cause us to recognize income or gain without a corresponding receipt of cash, (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (vi) adversely alter the characterization of certain complex financial transactions, and (vii) produce income that will not be qualifying income for purposes of the 90% Income Test. We will monitor our transactions and may make certain tax elections in order to mitigate the effect of these provisions.

As described above, to the extent that we invest in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes, the effect of such investments for purposes of the 90% Income Test and the Diversification Tests will depend on whether or not the partnership is a “qualified publicly-traded partnership” (as defined in the Code). If the partnership is a “qualified publicly-traded partnership,” the net income derived from such investments will be qualifying income for purposes of the 90% Income Test and will be “securities” for purposes of the Diversification Tests. If the partnership, however, is not treated as a “qualified publicly-traded partnership,” then the consequences of an investment in the partnership will depend upon the amount and type of income and assets of the partnership allocable to us. The income derived from such investments may not be qualifying income for purposes of the 90% Income Test and, therefore, could adversely affect our qualification as a RIC. We intend to monitor our investments in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes to prevent our disqualification as a RIC.

We may invest in preferred securities or other securities the U.S. federal income tax treatment of which may not be clear or may be subject to recharacterization by the IRS. To the extent the tax treatment of such securities or the income from such securities differs from the expected tax treatment, it could affect the timing or character of income recognized, requiring us to purchase or sell securities, or otherwise change our portfolio, in order to comply with the tax rules applicable to RICs under the Code.

Failure to Qualify as a RIC

If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions are applicable (which may, among other things, require us to pay certain corporate-level federal taxes or to dispose of certain assets).

If we were unable to obtain tax treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions would generally be taxable to our stockholders as dividend income to the extent of our current and accumulated earnings and profits (in the case of non-corporate U.S. stockholders, at a maximum rate applicable to qualified dividend income of 15% through 2012. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

If we fail to meet the RIC requirements for more than two consecutive years and then seek to re-qualify as a RIC, we would be subject to regular corporate-level taxation on any built-in gains recognized during the succeeding 10-year period unless we made a special election to recognize all such built-in gain upon our re-qualification as a RIC and to pay the corporate-level tax on such built-in gain.

Available Information

Our headquarters are in Evanston, Illinois, and our internet address is www.fdus.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the U.S. Securities and Exchange Commission (the “SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800- SEC-0330. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, like us, that file electronically with the SEC. Copies of this Annual Report and other reports are also available without charge by contacting us in writing at 1603 Orrington Avenue, Suite 820, Evanston, Illinois 60201, Attention: Investor Relations.

Item 1A. Risk Factors

Investing in our common stock involves a number of significant risks. You should carefully consider these risk factors, together with all of the other information included in this annual report on Form 10-K and other reports and documents filed by us with the SEC. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

We have a limited operating history as a BDC and have not yet elected to be treated as a RIC, and our investment advisor has limited experience managing a BDC or a RIC, and we may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.

The Fund commenced operations and obtained a license to operate as an SBIC in 2007. Prior to the completion of the Formation Transactions and our initial public offering in June 2011, we did not operate as a BDC and had not qualified to be treated as a RIC, and our investment advisor had never managed any BDC. As a result, we have limited operating results under these regulatory frameworks that can demonstrate to you either their effect on our business or our ability to manage our business under these frameworks. We are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective, or that we will not qualify or maintain our qualification to be treated as a RIC, and that the value of your investment could decline substantially.

The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs. BDCs are required, for example, to invest at least 70.0% of their total assets in qualifying assets, which generally include securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. Moreover, qualification for treatment as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. Both we and our investment advisor have limited experience operating under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective.

We are dependent upon our investment advisor’s managing members and our executive officers for our future success. If our investment advisor was to lose any of its managing members or we lose any of our executive officers, our ability to achieve our investment objective could be significantly harmed.

We depend on the investment expertise, skill and network of business contacts of the managing members of our investment advisor, who evaluate, negotiate, structure, execute and monitor our investments. We also depend upon the expertise of our executive officers. Our future success will depend to a significant extent on the continued service and coordination of the investment professionals of our investment advisor and executive officers, particularly Edward H. Ross; John J. Ross, II; B. Bragg Comer, III; Thomas C. Lauer; W. Andrew Worth; and Cary L. Schaefer. Although Messrs. E. Ross, Comer, Lauer and Worth and Ms. Schaefer intend to devote all of their business time to our operations, they may have other demands on their time in the future. Mr. J. Ross will not devote all of his business time to our operations and will have other demands on his time as a result of other activities. The departure of any of these individuals could have a material adverse effect on our ability to achieve our investment objective.

Our business model depends to a significant extent upon strong referral relationships with financial institutions, sponsors and investment professionals. Any inability of our investment advisor to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We depend upon the investment professionals of our investment advisor to maintain their relationships with financial institutions, sponsors and investment professionals, and we intend to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the investment professionals of our investment advisor fail to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the investment professionals of our investment advisor have relationships are not obligated to provide us with investment opportunities, and, therefore, we can offer no assurance that these relationships will generate investment opportunities for us in the future.

Our financial condition and results of operation depends on our ability to manage our business effectively.

Our ability to achieve our investment objective and grow depends on our ability to manage our business and deploy our capital effectively. This depends, in turn, on our investment advisor’s ability to identify, evaluate and monitor companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis depends upon our investment advisor’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. Our investment advisor will have substantial responsibilities under the Investment Advisory Agreement. In addition, our investment advisor’s investment professionals may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Even if we are able to grow and build upon our investment operations in a manner commensurate with the increased capital available to us as a result of being a publicly-traded company, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. Our results of operations depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies, it could negatively impact our ability to pay dividends and cause you to lose all or part of your investment.

We may suffer credit losses and our investments could be rated below investment grade.

Private debt in the form of mezzanine, senior secured or unitranche loans to corporate and asset-based borrowers is highly speculative and involves a high degree of risk of credit loss, and therefore an investment in our shares of common stock may not be suitable for someone with a low tolerance for risk. These risks are likely to increase during an economic recession, such as the economic recession or downturn that the U.S. and many other countries have recently experienced or are experiencing.

In addition, investments in our portfolio are not rated by any rating agency. We believe that if such investments were rated, the vast majority would be rated below investment grade due to speculative characteristics of the issuer’s capacity to pay interest and repay principal. Our investments may result in an amount of risk, volatility or potential loss of principal that is greater than that of alternative investments.

Because we borrow money, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in us. The Fund borrows from and issues debt securities to the SBA, and we may borrow from banks and other lenders in the future. The SBA has fixed dollar claims on the Fund’s assets that are superior to the claims of our stockholders. If the value of the Fund’s assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not used leverage. Conversely, if the value of the Fund’s assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique.

Our ability to achieve our investment objectives may depend in part on our ability to achieve additional leverage on favorable terms by borrowing from the SBA, banks or other lenders, and there can be no assurance that such additional leverage can in fact be achieved.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on Our Portfolio

(Net of Expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder(1)	(21.5)%	(12.6)%	(3.8)%	5.1%	13.9%

(1)	Assumes $248.6 million in total assets, $104.0 million in outstanding SBA debentures and $140.5 million in net assets as of December 31, 2011 and an average cost of funds of 5.1%.

Many of our portfolio investments are recorded at fair value as determined in good faith by our board of directors, and, as a result, there is uncertainty as to the value of our portfolio investments.

Many of our portfolio investments take the form of debt and equity securities that are not publicly-traded. The debt and equity securities in which we invest for which market quotations are not readily available are valued at fair value as determined in good faith by our board of directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

•	a comparison of the portfolio company’s securities to publicly-traded securities;

•	the enterprise value of a portfolio company;

•	the nature and realizable value of any collateral;

•	the portfolio company’s ability to make payments and its earnings and discounted cash flow;

•	the markets in which the portfolio company does business; and

•	changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.

We adjust quarterly the valuation of our portfolio to reflect the determination of our board of directors of the fair value of each investment in our portfolio. Any changes in fair value from the prior period are recorded in our statement of operations as net change in unrealized appreciation or depreciation.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. Declines in prices and liquidity in the corporate debt markets may also result in significant net unrealized depreciation in our debt portfolio. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

A number of entities compete with us to make the types of investments that we plan to make. We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we match our competitors’ pricing, terms and structure, we may experience a decrease in net investment income or an increase in risk of capital loss. A significant part of our competitive advantage stems from the fact that the lower middle-market is underserved by traditional commercial and investment banks, and generally has less access to capital. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms.

Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification and distribution requirements we must satisfy to maintain our RIC status. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. As a result of this existing and potentially increasing competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.

Our incentive fee structure may create incentives for our investment advisor that are not fully aligned with the interests of our stockholders.

In the course of our investing activities, we pay management and incentive fees to our investment advisor. These fees are based on our total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts). As a result, investors in our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts), our investment advisor benefits when we incur debt or use leverage. This fee structure may encourage our investment advisor to cause us to borrow money to finance additional investments. Under certain circumstances, the use of borrowed money may increase the likelihood of default, which would disfavor our stockholders. Our board of directors is charged with protecting our interests by monitoring how our investment advisor addresses these and other conflicts of interests associated with its management services and compensation. While our board of directors is not expected to review or approve each borrowing or incurrence of leverage, our independent directors periodically review our investment advisor’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors consider whether our fees and expenses (including those related to leverage) remain appropriate. As a result of this arrangement, our investment advisor may from time to time have interests that differ from those of our stockholders, giving rise to a conflict.

The part of the incentive fee payable to our investment advisor that relates to our net investment income is computed and paid on income that includes interest income that has been accrued but not yet received in cash. This fee structure may be considered to involve a conflict of interest for our investment advisor to the extent that it may encourage our investment advisor to favor debt financings that provide for deferred interest, rather than current cash payments of interest. Our investment advisor may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because our investment advisor is not obligated to reimburse us for any incentive fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued.

The valuation process for certain of our portfolio holdings creates a conflict of interest.

A substantial portion of our portfolio investments are made in the form of securities that are not publicly traded. As a result, our board of directors determines the fair value of these securities in good faith pursuant to our valuation policy. In connection with that determination, investment professionals from our investment advisor prepare portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. In addition, certain members of our board of directors, including Messrs. E. Ross and Lauer, have a pecuniary interest in our investment advisor. The participation of our investment advisor’s investment professionals in our valuation process, and the pecuniary interest in our investment advisor by certain members of our board of directors, would result in a conflict of interest as the management fee that we will pay our investment advisor is based on our gross assets.

Our incentive fee may induce our investment advisor to make speculative investments.

Our investment advisor receives an incentive fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, our investment advisor may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

We may be obligated to pay our investment advisor incentive compensation even if we incur a loss and may pay more than 20.0% of our net capital gains because we cannot recover payments made in previous years.

Our investment advisor will be entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our net investment income for that quarter above a threshold return for that quarter. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our investment advisor incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter. Further, if we pay an incentive fee of 20.0% of our realized capital gains (net of all realized capital losses and unrealized capital depreciation on a cumulative basis) and thereafter experience additional realized capital losses or unrealized capital depreciation, we will not be able to recover any portion of the incentive fee previously paid.

We may have potential conflicts of interest related to obligations that our investment advisor may have to other clients.

Although our investment advisor currently contemplates that we will be the only investment vehicle managed by it, we may in the future have conflicts of interest with our investment advisor or its respective other clients that elect to invest in similar types of securities as we will invest. Our investment advisor’s investment committee serves or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds or other investment vehicles managed by our investment advisor. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. Our investment advisor will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with an allocation policy approved by our board of directors.

Our investment advisor or its investment committee may, from time to time, possess material non-public information, limiting our investment discretion.

The investment professionals of our investment advisor may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material non-public information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

We may have conflicts related to other arrangements with our investment advisor.

We entered into a license agreement with Fidus Partners, LLC under which Fidus Partners, LLC granted us a non-exclusive (provided that there is not a change in control of Fidus Partners, LLC), royalty-free license to use the name “Fidus.” Some of the members of our investment advisor’s investment committee and the senior origination professionals of our investment advisor are professionals of Fidus Partners, LLC. See “Business — Management and Other Agreements — License Agreement.” In addition, we rent office space from our investment advisor and pay to our investment advisor our allocable portion of overhead and other expenses incurred in performing its obligations under the Administration Agreement, such as our allocable portion of the cost of our chief financial officer and chief compliance officer. This creates conflicts of interest that our board of directors must monitor.

The Investment Advisory Agreement and the Administration Agreement with our investment advisor were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

The Investment Advisory Agreement and the Administration Agreement were negotiated between related parties. Consequently, their terms, including fees payable to our investment advisor, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under these agreements because of our desire to maintain our ongoing relationship with our investment advisor.

The Fund is licensed by the SBA, and therefore, subject to SBA regulations.

The Fund is licensed to operate as an SBIC and is regulated by the SBA. Under current SBA regulations, a licensed SBIC can provide capital to those entities that have a tangible net worth not exceeding $18.0 million and an average annual net income after U.S. federal income taxes not exceeding $6.0 million for the two most recent fiscal years. In addition, a licensed SBIC must devote 25.0% of its investment activity to those entities that have a tangible net worth not exceeding $6.0 million and an average annual net income after U.S. federal income taxes not exceeding $2.0 million for the two most recent fiscal years. The SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on either the number of employees or the gross sales. The SBA regulations permit licensed SBICs to make long term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in certain prohibited industries. Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA staff to determine its compliance with the relevant SBA regulations. Compliance with these SBA requirements may cause the Fund to forego attractive investment opportunities that are not permitted under the SBA regulations, and may cause the Fund to make investments it otherwise would not make in order to remain in compliance with these regulations.

Failure to comply with the SBA regulations could result in the loss of the SBIC license and the resulting inability to participate in the SBA debenture program. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. Current SBA regulations provide the SBA with certain rights and remedies if an SBIC violates their terms. A key regulatory metric for SBA is the extent of “Capital Impairment,” which is the extent of realized (and, in certain circumstances, net unrealized) losses compared with the SBIC’s private capital commitments. Interest payments, management fees, organization and other expenses are included in determining “realized losses.” SBA regulations preclude the full amount of “unrealized appreciation” from portfolio companies from being considered when calculating Capital Impairment in certain circumstances. Remedies for regulatory violations are graduated in severity depending on the seriousness of Capital Impairment or other regulatory violations. For minor regulatory infractions, the SBA issues a warning. For more serious infractions, the use of SBA debentures may be limited or prohibited, outstanding debentures can be declared to be immediately due and payable, restrictions on distributions and making new investments may be imposed and management fees may be required to be reduced. In severe cases, the SBA may require the removal of a general partner of an SBIC or its officers, directors, managers or partners, or the SBA may obtain appointment of a receiver for the SBIC.

SBA regulations limit the amount that may be borrowed from the SBA by an SBIC.

The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $150.0 million, whichever is less. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $225.0 million. As of December 31, 2011, the Fund had $104.0 million of SBA debentures. With $75.0 million of regulatory capital as of December 31, 2011, the Fund has the current capacity to issue up to a total of $150.0 million of SBA debentures. If the Fund borrows the maximum amount from the SBA and thereafter requires additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

Moreover, the Fund’s current status as an SBIC does not automatically assure that it will continue to receive SBA debenture funding. Receipt of SBA debenture funding is dependent upon the Fund continuing to be in compliance with SBA regulations and policies and there being funding available. The amount of SBA debenture funding available to SBICs is dependent upon annual Congressional authorizations and in the future may be subject to annual Congressional appropriations. There can be no assurance that there will be sufficient SBA debenture funding available at the times desired by the Fund.

The debentures issued by the Fund to the SBA have a maturity of ten years and bear interest semi-annually at fixed rates. The Fund will need to generate sufficient cash flow to make required debt payments to the SBA. If the Fund is unable to generate such cash flow, the SBA, as a debt holder, will have a superior claim to our assets over our stockholders in the event it liquidates or the SBA exercises its remedies under such debentures as the result of a default by the Fund.

The Fund, as an SBIC, is limited in its ability to make distributions to us, which could result in us being unable to meet the minimum distribution requirements to qualify as a RIC.

In order to qualify as a RIC, we are required to distribute to our stockholders on an annual basis 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses. For this purpose, our taxable income will include the income of the Fund (and any other entities that are disregarded as separate from us for federal tax purposes). The Fund’s ability to make distributions to us may be limited by the Small Business Investment Act of 1958. As a result, in order to qualify and maintain our status as a RIC, we may be required to make distributions attributable to the Fund’s income without receiving any corresponding cash distributions from it with respect to such income. We can make no assurances that the Fund will be able to make, or not be limited in making, distributions to us. If we are unable to satisfy the annual distribution requirements, we may fail to qualify or maintain our status as a RIC, which would result in the imposition of corporate-level U.S. federal income tax on our entire taxable income without regard to any distributions made by us. We have retained a portion of the net proceeds of the Offering that enables us to make cash distributions sufficient to allow us to meet the RIC distribution requirements. See “— We will be subject to corporate-level U.S. federal income tax if we are unable to qualify or maintain our qualification as a RIC under Subchapter M of the Code.”

We will be exposed to risks associated with changes in interest rates.

Interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. An increase in interest rates could decrease the value of any investments we hold that earn fixed interest rates and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

Changes in interest rates will affect our cost of capital and net investment income.

Most of our debt investments bear interest at fixed rates and the value of these investments could be negatively affected by increases in market interest rates. In addition, to the extent that we borrow additional funds to make investments, an increase in interest rates would make it more expensive for us to use debt to finance our investments. As a result, a significant increase in market interest rates could both reduce the value of our portfolio investments and increase our cost of capital, which would reduce our net investment income. Conversely, a decrease in interest rates may have an adverse impact on our returns by requiring us to seek lower yields on our debt investments and by increasing the risk that our portfolio companies will prepay the debt investments, resulting in the need to redeploy capital at potentially lower rates.

You should also be aware that a rise in market interest rates typically leads to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase of the amount of incentive fees payable to our investment advisor.

An extended continuation of the disruption in the capital markets and the credit markets could negatively affect our business.

As a BDC, it is essential for us to maintain our ability to raise additional capital for investment purposes. Without sufficient access to the capital markets or credit markets, we may be forced to curtail our business operations or we may not be able to pursue new business opportunities. Since the middle of 2007, the capital markets and the credit markets have been experiencing extreme volatility and disruption and, accordingly, there has been and will continue to be uncertainty in the financial markets in general. Ongoing disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.

Once we have fully invested the net proceeds of the Offering, we will access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to pursue new business opportunities and grow our business. In addition, we are required to distribute at least 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders in order to qualify and maintain our status as a RIC. As a result, earnings that we distribute to our stockholders will not be available to fund new investments. An inability to access the capital markets could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which may have an adverse effect on the value of our securities.

We may experience fluctuations in our quarterly operating results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

We will be subject to corporate-level U.S. federal income tax if we are unable to qualify or maintain qualification as a RIC under Subchapter M of the Code.

We intend to elect to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ended December 31, 2011; however, no assurance can be given that we will be able to qualify for and maintain RIC status. To qualify as a RIC under the Code and to avoid the imposition of U.S. federal income taxes on income and gains distributed to our stockholders, we must meet certain requirements, including source-of-income, asset diversification and annual distribution requirements. The source-of-income requirement will be satisfied if we derive at least 90.0% of our gross income for each year from dividends, interest, gains from sale of securities or similar sources. To qualify and maintain our status as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these requirements may result in our losing our RIC status and our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. The annual distribution requirement applicable to RICs will be satisfied if we distribute at least 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. In addition, we will be subject to a 4.0% nondeductible federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar-year basis. We will be subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making annual distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify and maintain our status as a RIC and, thus, may be subject to U.S. federal corporate income tax on our entire taxable income without regard to any distributions made by us. If we fail to qualify as a RIC for any reason and become subject to U.S. corporate income tax, the resulting tax liability could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders. See “Business — Taxation as a RIC.”

You may not receive distributions, or our distributions may not grow over time.

We intend to continue to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this report. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. All distributions will be made at the discretion of our board of directors and will depend on our earnings, financial condition, maintenance of RIC status, compliance with applicable BDC regulations, SBA regulations and such other factors as our board of directors may deem relative from time to time. We cannot assure you that we will make distributions to our stockholders in the future.

We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

For U.S. federal income tax purposes, we are required to include in our income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or in other circumstances, or through contracted payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, or increases in loan balances as a result of contracted payment-in-kind arrangements, will be included in our taxable income before we receive any corresponding cash payments. We also may be required to include in our taxable income certain other amounts that we will not receive in cash.

Since in certain cases we may be required to recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute on an annual basis at least 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to qualify and maintain our status as a RIC. In such a case, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities to satisfy the annual distribution requirements. In such circumstances, if we are unable to obtain such cash from other sources, we may fail to qualify and maintain our status as a RIC and thus be subject to corporate-level U.S. federal income tax. See “ Business — Taxation as a RIC.”

If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Our investment advisor will not be under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never receive as a result of a default by an entity on the obligation that resulted in the accrual of such income. That part of the incentive fee payable by us that relates to our net investment income will be computed and paid on income that may include interest that has been accrued but not yet received in cash, such as market discount, debt instruments with payment-in-kind interest, preferred stock with payment-in-kind dividends and zero coupon securities.

Because we expect to distribute substantially all of our net investment income and net realized capital gains to our stockholders, we will need additional capital to finance our growth, and such capital may not be available on favorable terms or at all.

We intend to elect to be taxed for U.S. federal income tax purposes as a RIC under Subchapter M of the Code commencing with our taxable year ended December 31, 2011. If we meet certain requirements, including source-of-income, asset diversification and distribution requirements, and if we continue to be regulated as a BDC, we will qualify to be taxed as a RIC and therefore will not have to pay U.S. federal corporate income tax on income that we timely distribute to our stockholders, allowing us to substantially reduce or eliminate our corporate-level income tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200.0% at the time we issue any debt or preferred stock. This requirement limits the amount of our leverage. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or issuing preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue common stock priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline.

Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our board of directors has the authority, except as otherwise provided by the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval. Under Maryland law, we also cannot be dissolved without prior stockholder approval except by judicial action. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a BDC. If we, or the Fund, decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility, and could significantly increase our costs of doing business. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results or the value of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.

Any failure on our part to maintain our status as a BDC would reduce our operating flexibility.

If we, or the Fund, fail to qualify or maintain our status as a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more onerous regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

Regulations governing our operation as a BDC affect our ability to raise, and the way in which we raise, additional capital which may have a negative effect on our growth.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200.0% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. In addition, issuance of securities could dilute the percentage ownership of our current stockholders in us.

No person or entity from which we borrow money will have a veto power or a vote in approving or changing any of our fundamental policies. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest. Holders of our common stock will directly or indirectly bear all of the costs associated with offering and servicing any preferred stock that we issue. In addition, any interests of preferred stockholders may not necessarily align with the interests of holders of our common stock and the rights of holders of shares of preferred stock to receive dividends would be senior to those of holders of shares of our common stock. In addition, if we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you might experience dilution.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors, including independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount).

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. In addition, any change to the SBA’s current debenture program could have a significant impact on our ability to obtain low-cost leverage and, therefore, our competitive advantage over other funds.

Additionally, any changes to the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy in order to meet our investment objectives. Such changes could result in material differences to the strategies and plans set forth in this report and may shift our investment focus from the areas of expertise of our investment advisor to other types of investments in which our investment advisor may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

We have filed an application with the SEC requesting exemptive relief from certain provisions of the 1940 Act and the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

On March 15, 2011 we filed an application with the SEC, as amended on August 9, 2011 and February 28, 2012, requesting an SEC order exempting us and the Fund from certain provisions of the 1940 Act (including an exemptive order granting relief from the asset coverage requirements for certain indebtedness issued by the Fund as an SBIC) and from certain reporting requirements mandated by the Exchange Act. While the SEC has granted exemptive relief in substantially similar circumstances in the past, no assurance can be given that an exemptive order will be granted. Delays and costs involved in obtaining necessary approvals may make certain transactions impracticable or impossible to consummate, and there is no assurance that the application for exemptive relief will be granted by the SEC.

Our investment advisor can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our investment advisor has the right, under the Investment Advisory Agreement, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If our investment advisor resigns, we may not be able to find a new investment advisor or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, investment activities are likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our investment advisor and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

Our investment advisor can resign from its role as our administrator under the Administration Agreement, and we may not be able to find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our investment advisor has the right to resign under the Administration Agreement, whether we have found a replacement or not. If our investment advisor resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, administrative activities are likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by our investment advisor. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us and the market price of our common stock.

As a publicly-traded company, we will incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act and other rules implemented by the SEC.

As a public company, we are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Under current SEC rules, beginning with its fiscal year ending December 31, 2012, our management will be required to report on its internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We will then be required to review on an annual basis its internal controls over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal controls over financial reporting. As a result, we expect to incur significant additional expenses in the near term, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. There can be no assurance that our quarterly reviews will not identify material weaknesses. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, our value and results or operations may be adversely affected.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Our business is highly dependent on the communications and information systems of our investment advisor. Any failure or interruption of such systems could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

Risks Related to Our Investments

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies are susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.

Our investments in portfolio companies may be risky, and we could lose all or part of our investment.

Investing in lower middle-market companies involves a number of significant risks. Among other things, these companies:

•

may have limited financial resources and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees from subsidiaries or affiliates of portfolio companies that we may have obtained in connection with our investment;

•

may have shorter operating histories, narrower product lines and smaller market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns, than larger businesses;

•

are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•

generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

•

generally have less publicly available information about their businesses, operations and financial condition. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose all or part of our investment.

In addition, in the course of providing significant managerial assistance to certain portfolio companies, certain of our management and directors may serve as directors on the boards of such companies. To the extent that litigation arises out of investments in these companies, our management and directors may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and directors) and the diversion of management time and resources.

The lack of liquidity in our investments may adversely affect our business.

All of our assets may be invested in illiquid securities, and a substantial portion of our investments in leveraged companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. However, to maintain the election to be regulated as a BDC and as a RIC that we intend to make, we may have to dispose of investments if they do not satisfy one or more of the applicable criteria under the respective regulatory frameworks. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or our investment advisor have material nonpublic information regarding such portfolio company.

We may not have the funds to make additional investments in our portfolio companies which could impair the value of our portfolio.

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected yield on the investment. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements or the desire to maintain our RIC status. Our ability to make follow-on investments may also be limited by our investment advisor’s allocation policy.

Portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We will invest primarily in mezzanine debt as well as equity issued by lower middle-market companies. The portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such senior debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the mezzanine debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or could be subject to lender liability claims.

Even though we may have structured certain of our investments as senior loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance.

Second priority liens on collateral securing loans that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain loans we make to portfolio companies are and will be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the loans we make to portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements entered into with the holders of senior debt. Under an intercreditor agreement, at any time that obligations having the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect to the collateral will be at the direction of the holders of the obligations secured by the first priority liens:

•	the ability to cause the commencement of enforcement proceedings against the collateral;

•	the ability to control the conduct of such proceedings;

•	the approval of amendments to collateral documents;

•	releases of liens on the collateral; and

•	waivers of past defaults under collateral documents.

We may not have the ability to control or direct such actions, even if our rights are adversely affected.

We may hold the debt securities of leveraged companies that may, due to the significant volatility of such companies, enter into bankruptcy proceedings.

Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer may adversely and permanently affect the issuer. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

Defaults by our portfolio companies will harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

We do not expect to control many of our portfolio companies.

We do not expect to control many of our portfolio companies, even though we may have board representation or board observation rights, and the debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of the company’s common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in private companies in the lower middle-market, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

We are a non-diversified investment company within the meaning of the 1940 Act; therefore, we are not be limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We will be classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we will not be limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer and the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond the asset diversification requirements applicable to RICs, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being repaid, and we could experience significant delays in reinvesting these amounts. In addition, any future investment of such amounts in a new portfolio company may also be at lower yields than the investment that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elects to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

We may not realize gains from our equity investments.

Certain investments that we have made in the past and may make in the future include warrants or other equity or equity-related securities. In addition, we may from time to time make non-control, equity co-investments in companies. Our goal is to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We often seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

If our primary investments are deemed not to be qualifying assets, we could be precluded from investing in our desired manner or deemed to be in violation of the 1940 Act.

In order to maintain our status as a BDC, we will need to not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70.0% of our total assets are qualifying assets. We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition and results of operations.

The disposition of our investments may result in contingent liabilities.

A significant portion of our investments involve private securities and we expect that a significant portion of our investments will continue to involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through its return of distributions previously made to it.

Our investment advisor’s liability is limited under the Investment Advisory Agreement, and we have agreed to indemnify our investment advisor against certain liabilities, which may lead our investment advisor to act in a riskier manner on our behalf than it would when acting for its own account.

Under the Investment Advisory Agreement, our investment advisor does not assume any responsibility to us other than to render the services called for under that agreement, and it is not be responsible for any action of our board of directors in following or declining to follow our investment advisor’s advice or recommendations. Our investment advisor maintains a contractual relationship, as opposed to a fiduciary relationship except to the extent specified in section 36(b) of the Investment Advisory Act concerning loss from a breach of fiduciary duty with respect to the receipt of compensation for services, with us. Under the terms of the Investment Advisory Agreement, our investment advisor and its officers, directors, members, managers, partners, stockholders and employees will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of our investment advisor’s duties under the Investment Advisory Agreement. In addition, we have agreed to indemnify our investment advisor and its officers, directors, members, managers, partners, stockholders and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections may lead our investment advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Our portfolio may be concentrated in a limited number of portfolio companies; this concentration will subject us to a risk of significant loss if any of these companies defaults on its obligations.

The number of portfolio companies in our portfolio may be higher or lower depending on the amount of our assets under management at any given time, market conditions and the extent to which we employ leverage, and will likely fluctuate over time. A consequence of this limited number of investments is that the aggregate returns we realize may be materially and adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Beyond the asset diversification requirements applicable to RICs, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

Risks Relating to Our Common Stock

Investing in our common stock may involve an above-average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive; therefore, an investment in our common stock may not be suitable for someone with lower risk tolerance.

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which is not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs, BDCs or SBICs;

•	failure to qualify for treatment as a RIC or loss of RIC or BDC status;

•	loss of status as an SBIC for the Fund, or any other SBIC subsidiary we may form;

•	changes or perceived changes in earnings or variations in operating results;

•	changes or perceived changes in the value of our portfolio of investments;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of our investment advisor’s key personnel;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors; and

•	loss of a major funding source.

Shares of closed-end investment companies, including BDCs, often trade at a discount to their net asset value.

Shares of closed-end investment companies, including BDCs, may trade at a discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value.

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

Sales of substantial amounts of our common stock may have an adverse effect on the market price of our common stock.

Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

Provisions of the Maryland General Corporation Law and our charter and bylaws could deter takeover attempts and have an adverse effect on the price of our common stock.

Maryland General Corporation Law contains provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. In addition, our board of directors may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock. Our charter and bylaws contain provisions that limit liability and provide for indemnification of our directors and officers. These provisions and others also may have the effect of deterring hostile takeovers or delaying changes in control or management. We are generally prohibited from engaging in mergers and other business combinations with stockholders that beneficially own 15.0% or more of our voting stock, or with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. Maryland law may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our charter authorizing our board of directors to classify or reclassify shares of our stock in one or more classes or series and to cause the issuance of additional shares of our stock. In addition, we have adopted a classified board of directors. A classified board may render a change in control of us or removal of our incumbent management more difficult. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 1603 Orrington Avenue, Suite 820, Evanston, Illinois 60201, and are provided by our investment advisor pursuant to the Administration Agreement. We believe that our office facilities are suitable and adequate to our business as we contemplate conducting it.

Item 3. Legal Proceedings.

We are not, and our investment advisor is not, currently subject to any material legal proceedings against them.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock began trading on June 21, 2011 and as of December 31, 2011 was traded on The Nasdaq Global Market under the symbol “FDUS.” Prior to that date, there was no established public trading market for our common stock. The following table lists the high and low closing sale price for our common stock, and the closing sale price as a percentage of net asset value, or NAV, since shares of our common stock began being regularly quoted on The Nasdaq Global Market. Effective January 3, 2012, our common stock is included in the Nasdaq Global Select Market.

		Closing Sales Price		Premium/ Discount of High Sales Price to NAV(2)	Premium/ Discount of Low Sales Price to NAV(2)
Period	NAV(1)	High	Low
Fiscal year ended December 31, 2011

Fourth quarter	$14.90	$13.52	$11.73	90.7%	78.7%

Third quarter	14.77	15.00	11.33	101.6	76.7

Second quarter(3)	14.82	15.00	14.81	101.2	99.9

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of the each period.
(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.
(3)	From June 21, 2011 (commencement of trading) to June 30, 2011.

The last reported price for our common stock on March 7, 2012 was $13.75 per share. As of March 7, 2012, we had 74 stockholders of record.

Sales of Unregistered Securities & Purchases of Equity Securities by the Issuer

Pursuant to Section 23(c)(1) of the Investment Company Act of 1940, we intend to purchase our common stock in the open market in order to satisfy our Dividend Reinvestment Plan obligations if, at the time of the distribution of any dividend, our common stock is trading at a price per share below net asset value. During the year ended December 31, 2011, in connection with our Dividend Reinvestment Plan, the plan administrator purchased 101,584 shares of our common stock for $1,315,513 in the open market with respect to our dividends subsequent to our Offering on June 20, 2011. The following chart summarizes these purchases of our common stock for the fourth quarter of the year ended December 31, 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2011	—	—	—	—

November 1-30, 2011	—	—	—	—

December 1- 31, 2011	47,226	13.24	—	—

Total	47,226	$13.24	—	—

(1)	All shares purchased in the open market pursuant to the terms of our Registrant’s Dividend Reinvestment Plan.

Distributions

Our distributions, if any, are determined by the board of directors. We intend to elect to be treated as a RIC under Subchapter M of the Code. To meet RIC qualification, we must distribute at least 90% of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses, if any. In addition, we are subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year. If we do not meet the required distributions we are subject to a 4% nondeductible federal excise tax on the undistributed amount. We intend to continue making similar distributions to our stockholders on a quarterly basis.

The following table reflects the cash distributions or dividends per share that we have declared on our common stock since completion of our initial public offering.

Record Dates	Payment Date	Dividends and Distributions Declared
Fiscal year ended December 31, 2011
September 12, 2011	September 26, 2011	$0.32
December 6, 2011	December 20, 2011	$0.32

Total		$0.64

On February 10, 2012, our board of directors declared a quarterly dividend of $0.34 per share payable on March 28, 2012 to holders of record as of March 14, 2012.

We have adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our board of directors authorizes, and we declare, a cash dividend or other distribution, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, rather than receiving the cash distribution.

Stock Performance Graph

This graph compares the stockholder return on our common stock from June 21, 2011 (commencement of trading) to December 31, 2011 with that of the NASDAQ Financial Stock Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on June 21, 2011, $100 was invested in our common stock, the NASDAQ Financial Stock Index, and the Standard & Poor’s 500 Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Item 6. Selected Financial Data

The following selected consolidated financial data of Fidus Investment Corporation as of December 31, 2009, 2010 and 2011 and for the years ended December 31, 2008, 2009, 2010 and 2011 is derived from the consolidated financial statements that have been audited by McGladrey & Pullen, LLP, independent auditors. Fidus Investment Corporation’s consolidated financial data as of December 31, 2007 and 2008 and for the period from May 1, 2007 (inception) through December 31, 2007, is unaudited. However, in the opinion of Fidus Investment Corporation, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been made. For the periods prior to June 20, 2011, the financial data refers to the financial condition and results of operation of Fidus Mezzanine Capital, L.P. This financial data should be read in conjunction with Fidus Investment Corporation’s consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which follows.

	Period from May 1 (Inception) through December 31, 2007	Year Ended December 31,
		2008	2009	2010	2011
	(Unaudited)
		(Dollars in thousands)
Statement of operations data:
Total investment income	$1,312	$7,504	$14,184	$17,985	$23,387
Interest expense	272	1,994	3,688	4,962	5,488
Management fees, net	1,787	3,087	2,969	3,436	3,182
Incentive fees	—	—	—	—	1,609
All other expenses	496	179	431	627	1,551

Net investment income (loss) before income taxes	(1,243)	2,244	7,096	8,960	11,557
Income tax expense	—	—	—	—	24

Net investment income (loss)	(1,243)	2,244	7,096	8,960	11,533
Net realized (loss) on investments	—	—	(5,551)	(3,858)	(12,318)
Net change in unrealized appreciation (depreciation) on investments	—	(750)	(3,137)	(78)	16,170

Net increase (decrease) in net assets resulting from operations	$(1,243)	$1,494	$(1,592)	$5,024	$15,385

Per share data:
Net asset value (at end of period)	n/a	n/a	n/a	n/a	$14.90
Net investment income	n/a	n/a	n/a	n/a	$1.22
Net gain (loss) on investments	n/a	n/a	n/a	n/a	$0.40
Net increase (decrease) in net assets resulting from operations	n/a	n/a	n/a	n/a	$1.63
Dividends (post initial public offering)	n/a	n/a	n/a	n/a	$0.64
Other data:
Weighted average annual yield on debt investments(1)	15.7%	15.0%	15.6%	15.0%	15.3%
Number of portfolio companies at year end	4	9	15	17	23
Expense ratios (as percentage of average net assets):
Operating expenses	23.7%	12.4%	7.5%	8.6%	4.7%
Interest expense	2.8%	7.6%	8.0%	10.5%	4.0%

(1)	Yields are computed using the effective interest rates, including accretion of original issue discount, divided by the weighted average cost of debt investments, but excluding any debt investments on non-accrual status.

	As of December 31,
	2007	2008	2009	2010	2011
	(Unaudited)
	(Dollars in thousands)
Statement of assets and liabilities data:
Total investments at fair value	$33,151	$75,849	$122,900	$141,341	$204,745
Total assets	34,905	79,786	129,650	147,377	248,643
Borrowings	15,250	46,450	79,450	93,500	104,000
Total net assets	19,591	32,573	48,481	52,005	140,482

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. For the periods prior to June 20, 2011, the financial data refers to the financial condition and results of operation of Fidus Mezzanine Capital, L.P. Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the headings “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” in Part I of this report.

Organization

Fidus Investment Corporation was formed as a Maryland corporation on February 14, 2011. On June 20, 2011, Fidus Investment Corporation acquired all of the limited partnership interests of Fidus Mezzanine Capital, L.P. (the “Fund”) and membership interests of Fidus Mezzanine Capital GP, LLC, its general partner, through the Formation Transactions (as defined in Note 1 to the consolidated financial statements), resulting in the Fund becoming our wholly-owned SBIC subsidiary. Immediately following the Formation Transactions, we and the Fund elected to be treated as business development companies (“BDC”) under the 1940 Act and our investment activities have been managed by Fidus Investment Advisors, LLC (our “Investment Advisor”) and supervised by our board of directors, a majority of whom are independent of us.

On June 24, 2011, we closed our initial public offering of 4,670,000 shares of its common stock at the offering price of $15.00 per share resulting in net proceeds of $63.9 million, after deducting underwriting fees totaling $4.5 million and transaction costs associated with the offering totaling $1.7 million. On July 14, 2011, the Company’s underwriters purchased 700,500 shares of the Company’s common stock at the public offering price of $15.00 per share to cover over-allotments resulting in proceeds to the Company of $9.8 million, net of underwriting fees of $0.7 million. Our shares are listed on The NASDAQ Global Select Market under the symbol “FDUS.”

The Fund is licensed by the United States Small Business Administration (“SBA”) as a Small Business Investment Company (“SBIC”) and we plan to continue to operate the Fund as an SBIC, subject to SBA approval, and to utilize the proceeds of the sale of SBA debentures to enhance returns to our stockholders. We have also made investments directly through Fidus Investment Corporation. We believe that utilizing both entities as investment vehicles provides us with access to a broader array of investment opportunities. Given our access to lower cost capital through the SBA’s SBIC debenture program, we expect that the majority of our investments will continue to be made through the Fund. As of December 31, 2011, we had investments in 23 portfolio companies with an aggregate fair value of $204.7 million and cost of $192.5 million.

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

Revenues: We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on equity investments. Our debt investments, whether in the form of, mezzanine, senior secured or unitranche loans, typically have a term of three to seven years and bear interest at a fixed rate but may bear interest at a floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity may reflect the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or PIK interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, or structuring fees and fees for providing managerial assistance. Loan origination fees, original issue discount and market discount or premium, if any, are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Interest and dividend income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest and dividend income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. Dividend income is recorded as dividends are declared or at the point an obligation exists for the portfolio company to make a distribution. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is income or a return of capital.

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the cost basis of the investment, without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

Expenses: All investment professionals of our investment advisor and/or its affiliates, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by our investment advisor and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

•	organization;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm);

•

fees and expenses incurred by our investment advisor under the Investment Advisory Agreement or payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments;

•	interest payable on debt, if any, incurred to finance our investments;

•	offerings of our common stock and other securities;

•	investment advisory fees and management fees;

•

administration fees and expenses, if any, payable under the Administration Agreement (including payments under the Administration Agreement between us and our investment advisor based upon our allocable portion of our investment advisor’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our officers, including our chief compliance officer, our chief financial officer, and their respective staffs);

•	transfer agent, dividend agent and custodial fees and expenses;

•	federal and state registration fees;

•	all costs of registration and listing our shares on any securities exchange;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC or other regulators including printing costs;

•	costs of any reports, proxy statements or other notices to stockholders, including printing and mailing costs;

•	our allocable portion of any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

•	proxy voting expenses; and

•	all other expenses reasonably incurred by us or our investment advisor in connection with administering our business.

Portfolio Composition, Investment Activity and Yield

During the year ended December 31, 2011, we invested $78.0 million in nine new and five existing portfolio companies. The new investments consisted primarily of subordinated notes ($64.2 million, or 82.4%), senior secured loans ($4.8 million, or 6.2%), warrants ($2.4 million, or 3.0%) and equity securities ($6.6 million, or 8.4%). During the year ended December 31, 2011 we received proceeds from repayments of principal of $23.3 million. During the year ended December 31, 2010, we invested $31.7 million in three new and five existing portfolio companies. The new investments consisted primarily of subordinated notes ($25.4 million, or 80.4%), senior secured loans ($4.0 million, or 12.5%), warrants ($0.8 million, or 2.4%) and equity securities ($1.5 million, or 4.7%). Additionally, we received proceeds from repayments of principal of $14.3 million during the year ended December 31, 2010.

As of December 31, 2011, our investment portfolio totaled $204.7 million and consisted of 23 portfolio companies. As of December 31, 2011, our debt portfolio was entirely comprised of fixed rate investments. Overall, the portfolio had a net unrealized appreciation of $12.2 million as of December 31, 2011. Our average portfolio company investment at amortized cost was $8.4 million as of December 31, 2011.

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

The weighted average yield on debt investments at their cost basis at December 31, 2011 and 2010 was 15.3% and 15.0%, respectively. Yields are computed using interest rates as of the balance sheet date and include amortization of original issue discount. Yields do not include debt investments that were on non-accrual status as of the balance sheet date.

The following table shows the portfolio composition by investment type at cost and fair value as a percentage of total investments:

	As of December 31,
	2011	2010
Cost
Senior secured loans	7.7%	13.4%
Subordinated notes	80.6	72.2
Equity	9.3	12.0
Warrants	2.4	2.4

Total	100.0%	100.0%

Fair Value
Senior secured loans	7.3%	11.6%
Subordinated notes	76.7	75.2
Equity	9.3	9.6
Warrants	6.7	3.6

Total	100.0%	100.0%

The following table shows the portfolio composition by geographic region at cost and fair value as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	As of December 31,
	2011	2010
Cost
Midwest	34.5%	28.1%
Southwest	16.8	20.8
Northeast	14.8	20.3
Southeast	18.8	18.2
West	15.1	12.6

Total	100.0%	100.0%

Fair Value
Midwest	33.4%	30.7%
Southwest	20.3	24.7
Northeast	13.6	15.4
Southeast	17.7	19.0
West	15.0	10.2

Total	100.0%	100.0%

The following tables show the detailed industry composition of our portfolio at cost and fair value as a percentage of total investments:

	As of December 31,
	2011	2010
Cost
Transportation services	10.3%	12.4%
Aerospace & defense manufacturing	10.4	3.4
Healthcare services	9.7	7.6
Movie theaters	6.6	8.7
Industrial cleaning & coatings	6.8	5.5
Utility equipment manufacturing	5.0	—
Specialty distribution	4.9	6.2
Printing services	4.5	5.6
Electronic components supplier	5.0	6.3
Retail cleaning	4.0	5.1
Commercial cleaning	4.2	5.6
Furniture rental	4.0	—
Specialty cracker manufacturer	4.3	5.4
Restaurants	3.8	—
Healthcare products	3.3	—
Apparel distribution	3.0	—
Government information technology services	3.0	3.8
Laundry services	2.4	6.3
Oil & gas services	2.5	3.2
Restoration & mitigation services	2.3	—
Industrial products	—	6.3
Niche manufacturing	—	3.1
Environmental services	—	5.5

Total	100.0%	100.0%

	As of December 31,
	2011	2010
Fair Value
Transportation services	14.0%	14.5%
Aerospace & defense manufacturing	10.2	3.0
Healthcare services	10.1	8.1
Movie theaters	7.1	10.3
Industrial cleaning & coatings	6.4	5.8
Utility equipment manufacturing	4.8	—
Specialty distribution	4.6	6.4
Printing services	4.4	6.0
Electronic components supplier	4.1	6.5
Retail cleaning	3.9	7.0
Commercial cleaning	3.8	5.7
Furniture rental	3.7	—
Specialty cracker manufacturer	3.6	5.5
Restaurants	3.6	—
Healthcare products	3.1	—
Apparel distribution	2.8	—
Government information technology services	2.7	3.9
Laundry services	2.5	6.8
Oil & gas services	2.5	3.2
Restoration & mitigation services	2.1	—
Industrial products	—	6.5
Niche manufacturing	—	0.8
Environmental services	—	—

Total	100.0%	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
Investment Rating	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
	(Dollars in thousands)
1	$8,715	4.3%	$27,330	19.3%
2	180,751	88.2	97,739	69.2
3	15,279	7.5	15,108	10.7
4	—	—	—	—
5	—	—	1,164	0.8

Totals	$204,745	100.0%	$141,341	100.0%

Based upon our investment rating system, the weighted average rating of our portfolio as of December 31, 2011 and December 31, 2010 was 2.0 and 1.9, respectively. As of December 31, 2011, we had no investments on non-accrual status. As of December 31, 2010, the fair value of our non-accrual investments comprised 0.0% of the total fair value of our portfolio, and the cost of our non-accrual investments comprised 5.5% of the total cost of our portfolio.

Discussion and Analysis of Results of Operations

Comparison of fiscal years ended December 31, 2011 and December 31, 2010

Investment Income

For the year ended December 31, 2011, total investment income was $23.4 million, an increase of $5.4 million, or 30.0%, over the $18.0 million of total investment income for the year ended December 31, 2010. The increase was primarily attributable to a $5.6 million increase in interest and fee income from investments, partially offset by a $0.3 million decrease in dividend income. The increase in interest and fee income is primarily due to higher average levels of outstanding debt investments and higher fee income of $1.3 million in the year ended December 31, 2011 compared to the prior year period. The decrease in dividend income is primarily attributable to lower levels of dividend producing investments in 2011 compared to 2010.

Expenses

For the year ended December 31, 2011, total expenses were $11.8 million, an increase of $2.8 million or 31.1%, over the $9.0 million of total expenses for the year ended December 31, 2010. The increase in total expenses was primarily attributable to an increase in incentive and administrative service fees as well as higher interest expense and professional fees partially offset by a decrease in the base management fee after offset (transaction fees received in connection with the Fund’s investments prior to the Formation Transactions). Incentive fees increased $1.6 million and administrative fees increased $0.4 million due to the new Investment Advisory and Administration Agreements. Interest expense increased $0.5 million as a result of higher average balances of SBA debentures outstanding during the year ended December 31, 2011 than the comparable period in 2010. Professional fees increased $0.4 million primarily due to increased legal and accounting costs associated with being a publicly-traded company. The base management fee after offset decreased $0.3 million primarily due to lower management fees in the year ended December 31, 2011 as a result of the new Investment Advisory Agreement compared with the prior year period.

Net Investment Income

As a result of the $5.4 million increase in total investment income as compared to the $2.8 million increase in total expenses, net investment income for the year ended December 31, 2011 was $11.5 million, which was an increase of $2.6 million, or 28.7%, compared to net investment income of $9.0 million during the year ended December 31, 2010.

Net Increase in Net Assets Resulting From Operations

For the year ended December 31, 2011, the total realized loss on investments was $12.3 million, which consisted of realized losses on two non-control/non-affiliate investments. For the year ended December 31, 2010, the total realized loss on investments was $3.9 million, all of such realized loss was on non-control/non-affiliate investments, which was primarily the result of the restructuring of one debt investment.

During the year ended December 31, 2011, we recorded net unrealized appreciation on investments of $16.2 million comprised of net unrealized appreciation on investments in five portfolio companies totaling $10.2 million and net unrealized depreciation on investments in ten portfolio companies totaling $5.3 million. In addition, we recorded net unrealized depreciation reclassification adjustments of $11.3 million related to realized losses on the two non-control/non-affiliate investment noted above. For the year ended December 31, 2010, we recorded $0.1 million in net unrealized depreciation.

As a result of these events, our net increase in net assets resulting from operations during the year ended December 31, 2011, was $15.4 million, or an increase of $10.4 million compared to a net increase in net assets resulting from operations of $5.0 million during the year ended December 31, 2010.

Comparison of fiscal years ended December 31, 2010 and December 31, 2009

Investment Income

For the year ended December 31, 2010, total investment income was $18.0 million, an increase of $3.8 million, or 26.8%, over the $14.2 million of total investment income for the year ended December 31, 2009. The increase was attributable to a $4.6 million increase in interest and fee income from investments, partially offset by a $0.8 million decrease in dividend income. The increase in interest and fee income is primarily attributable to higher average levels of outstanding debt investments, which was principally due to the closing of seven new debt investments totaling $29.4 million during 2010, partially offset by the repayment of $14.3 million of debt securities. The decrease in dividend income is primarily attributable to one equity investment in a portfolio company that was placed on non-accrual status during 2010.

Expenses

For the year ended December 31, 2010, total expenses were $9.0 million, an increase of $1.9 million, or 27.3%, over the $7.1 million of total expenses for the year ended December 31, 2009. The increase in total expenses was primarily attributable to a $1.3 million increase in interest expense as a result of higher average balances of SBA debentures outstanding during the year ended December 31, 2010 than the comparable period in 2009. The management fees paid to Fidus Capital, LLC, our investment advisor’s predecessor, after management fee offset increased $0.5 million, or 15.7%, primarily attributable to a decrease in management fee offset due to lower new investment activity during the year ended December 31, 2010 than the comparable period in 2009. Other expenses increased $0.3 million, or 179.9%, primarily attributable to a loss on dividend receivable of $0.3 million related to one portfolio investment that was placed on non-accrual status during 2010.

Net Investment Income

As a result of the $3.8 million increase in total investment income as compared to the $1.9 million increase in total expenses, net investment income for the year ended December 31, 2010, was $9.0 million, or a 26.3% increase, compared to net investment income of $7.1 million during the year ended December 31, 2009.

Net Increase in Net Assets Resulting from Operations

For the year ended December 31, 2010, the total realized loss on investments was $3.9 million, all of such realized loss was on non-control/non-affiliate investments, which was primarily the result of the restructuring of one debt investment. For the year ended December 31, 2009, total realized losses on investments totaled $5.6 million. Realized losses on control investments for 2009 was $3.8 million, which primarily consisted of realized losses on two investments. Realized losses on affiliate investments for 2009 was $1.8 million, which primarily consisted of realized losses on two investments.

During the year ended December 31, 2010, we recorded net unrealized depreciation on investments in the amount of $0.1 million, comprised primarily of unrealized depreciation on 11 investments totaling $10.2 million and unrealized appreciation on 13 other investments totaling $6.3 million. In addition, we recorded net unrealized depreciation reclassification adjustments of $3.9 million related to a realized loss on the non-control/non-affiliate investment noted above.

As a result of these events, our net increase in net assets resulting from operations during the year ended December 31, 2010, was $5.0 million, or an increase of $6.6 million compared to a net decrease in net assets resulting from operations of $1.6 million during the year ended December 31, 2009.

Liquidity and Capital Resources

As of December 31, 2011, we had $39.1 million in cash and cash equivalents, and our net assets totaled $140.5 million. We believe that our current cash and cash equivalents on hand, our available SBA leverage and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next 12 months. We intend to generate additional cash primarily from future offerings of securities, future borrowings as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders.

Cash Flows

For the year ended December 31, 2011, we experienced a net increase in cash and cash equivalents in the amount of $37.3 million. During that period, we used $46.0 million in cash in operating activities, primarily for the funding of $78.0 million of investments, partially offset by $23.3 million of principal repayments received and $11.5 million of net investment income. During the same period, we generated $83.3 million from financing activities, consisting primarily of proceeds from the Offering (including the over-allotment) of $73.6 million, net of expenses, capital contributions from partners totaling $7.0 million and proceeds from SBA debentures of $10.5 million. These increases were partially offset by cash dividends paid to stockholders in the amount of $6.0 million, capital distributions to the Fund’s partners prior to the Formation Transactions in the amount of $1.5 million and financing fees paid in the amount of $0.3 million.

For the year ended December 31, 2010, we experienced a net decrease in cash and cash equivalents in the amount of $0.9 million. During that period, we used $12.8 million in cash in operating activities, primarily for the funding of $31.7 million of investments, partially offset by $14.3 million of principal payments received and $9.0 million of net investment income. During the same period, we generated $11.9 million from financing activities, consisting of borrowings under SBA debentures in the amount of $14.0 million, partially offset by deferred financing costs paid by us in the amount of $0.6 million and a capital distribution in the amount of $1.5 million.

For the year ended December 31, 2009, we experienced a net increase in cash and cash equivalents in the amount of $1.3 million. During that period, we used $48.4 million in cash in operating activities, primarily for the funding of $50.8 million of investments, partially offset by $7.1 million of net investment income. During the same period, we generated $49.7 million from financing activities, consisting of borrowings under SBA debentures in the amount of $33.0 million and partners’ capital contributions in the amount of $17.5 million. These amounts were partially offset by financing fees paid by us in the amount of $0.8 million.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of debt and additional equity capital. The Fund is a licensed SBIC, and has the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC as of December 31, 2011 was $150.0 million. Debentures guaranteed by the SBA have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of December 31, 2011, the Fund had $104.0 million of outstanding SBA debentures, which had a weighted average interest rate of 5.1%. Based on its $75.0 million of regulatory capital as of December 31, 2011, the Fund has the current capacity to issue up to an additional $46.0 million of SBA debentures. For more information on the SBA debentures the Fund has issued, please see Note 6 to our consolidated financial statements.

We intend to apply for a second SBIC license through which we may issue more SBA debentures to fund additional investments; however, we can make no assurances that, if we do apply, the SBA will approve such application. The SBA regulations currently limit the amount that is available to be borrowed by the Fund to $150.0 million. If we apply and are approved by the SBA for a second SBIC license, the maximum amount of outstanding SBA debentures for two or more SBICs under common control cannot exceed $225.0 million. However, as a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200.0%. This requirement limits the amount that we may borrow. We have applied for exemptive relief from the SEC to allow us to exclude any indebtedness guaranteed by the SBA and issued by the Fund from the 200.0% asset coverage requirements, which, in turn, will enable us to fund more investments with debt capital. While the SEC has granted exemptive relief in substantially similar circumstances in the past, no assurance can be given that an exemptive order will be granted.

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors, including independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. As will be discussed in our definitive Proxy Statement relating to our 2012 Annual Meeting to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, we are submitting a proposal to our stockholders that, if approved, would authorize us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a period of one year. If our stockholders do not authorize us to sell stock below net asset value and if additional funds are not available to us, we could be forced to curtail or cease new investment activities.

Distributions

In order to maintain our RIC status and to avoid corporate level tax on the income we distribute to our stockholders, we will be required under the Code to distribute at least 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, to avoid a 4.0% nondeductible U.S. federal excise tax, we must distribute at least 98.0% of our net ordinary income and 98.2% of our capital gain net income on an annual basis as well as any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which we previously paid no U.S. federal income tax. We intend to continue distributing regular quarterly dividends to our stockholders, as determined by our Board. In the three months ended September 30, 2011, the Company made its first dividend payment to stockholders of $3.0 million and in the three months ended December 31, 2011, the Company made another dividend payment to stockholders of $3.0 million.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of our distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not make sufficient distributions to our stockholders on an annual basis, we will suffer adverse tax consequences, including the possible loss of our RIC status. We cannot assure stockholders that they will receive any distributions or that we will be able to maintain our RIC status.

To the extent our distributions for a fiscal year exceed our taxable income for such fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

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

Current Market Conditions

Though global credit and other financial market conditions have improved and stability has increased throughout the international financial system, the uncertainty surrounding the United States’ rapidly increasing national debt and continuing global economic malaise have kept markets volatile. These unstable conditions could continue for a prolonged period of time. Although we have been able to secure access to additional liquidity, including our recent public stock offering and leverage available through the SBIC program, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

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

•

our board of directors also engages one or more independent valuation firms to provide an independent appraisal for each of our investments at least once in every calendar year, and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment;

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

We classify our investments in accordance with the 1940 Act. See Note 2 to our consolidated financial statements for definitions of Control, Affiliate and Non-Control/Non-Affiliate included elsewhere in this report. For our Control investments, we determine the fair value of debt and equity investments using a combination of market and income approaches. The valuation approaches for our Control investments estimate the value of the investment if we were to sell, or exit, the investment, assuming the highest and best use of the investment by market participants. In addition, these valuation approaches consider the value associated with our ability to influence the capital structure of the portfolio company, as well as the timing of a potential exit.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Investments and related investment income. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the cost basis of the investment. Changes in the fair value of investments from the prior period, as determined by our board of directors through the application of our valuation policy, are included as changes in unrealized appreciation or depreciation of investments in the consolidated statement of operations.

Interest, fee and dividend income. Interest and dividend income is recorded on the accrual basis to the extent that we expect to collect such amounts. Interest and dividend income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. Dividend income is recorded as dividends are declared or at the point an obligation exists for the portfolio company to make a distribution. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is income or a return of capital.

We have investments in our portfolio that contain a payment-in-kind interest or dividends provision, which represents contractual interest or dividends that are added to the principal balance and are recorded as income. We stop accruing payment-in-kind interest when it is determined that payment-in-kind interest is no longer collectible. In addition, to maintain RIC tax treatment, substantially all of this income must be paid out to stockholders in the form of distributions, even though we have not yet collected the cash. We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income. See “Risk Factors — Risks Relating to our Business and Structure — We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.”

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

Recently Issued Accounting Standards

In May 2011 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”) (“ASU 2011-04”). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) (collectively, the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRSs. The amendments to the FASB Codification in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The amendments of ASU 2011-04, when adopted, are not expected to have a material impact on our consolidated financial statements and we are currently evaluating the impact on our disclosures.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2011 we had no off-balance sheet arrangements.

Contractual Obligations

As of December 31, 2011 our future fixed commitments for cash payments are as follows:

	Total	2012	2013 to 2014	2015 to 2016	2017 and Thereafter
	(Dollars in thousands)
SBA debentures	$104,000	$—	$—	$—	$104,000
Interest due on SBA Debentures	38,872	5,190	10,320	10,335	13,027

Total	$142,872	$5,190	$10,320	$10,335	$117,027

We have certain contracts under which we have material future commitments. We entered into the Investment Advisory Agreement with our investment advisor in accordance with the 1940 Act. Under the Investment Advisory Agreement, our investment advisor provides us with investment advisory and management services. We pay the following amounts for these services (a) a management fee equal to a percentage of the average of our total assets (excluding cash and cash equivalents) and (b) an incentive fee based on our performance. See “Business — Management and Other Agreements — Investment Advisory Agreement — Management Fee.”

Under the Administration Agreement, our investment advisor furnishes us with office facilities and equipment, provide us clerical, bookkeeping and record keeping services at such facilities and provide us with other administrative services necessary to conduct our day-to-day operations. See “Business — Management and Other Agreements — Administration Agreement.”

If any of our contractual obligations discussed above are terminated, our costs under any new agreements that we enter into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under our Investment Advisory Agreement and our Administration Agreement. Any new investment advisory agreement would also be subject to approval by our independent board members and our stockholders.

Related Party Transactions

Concurrent with the Formation Transactions, we entered into a number of business relationships with affiliated or related parties, including the following:

•

Prior to the consummation of the Formation Transactions, the Fund had entered into a management agreement with Fidus Capital, LLC to manage the day-to-day operational and investment activities of the Fund. Under the previous agreement, gross management fees for the year ended December 31, 2011 were $2.0 million and were partially offset by the management fee offset (transaction fees received in connection with the Fund’s investments) of $0.4 million. Gross management fees under the previous management agreement for the years ended December 31, 2010 and 2009 totaled $4.1 million and $4.1 million, respectively, and were partially offset by the management fee offset of $0.7 million and $1.1 million, respectively. See note 5 to our consolidated financial statements.

•

In connection with the Formation Transactions, the Fund terminated its management services agreement with Fidus Capital, LLC and we entered into the Investment Advisory Agreement with Fidus Investment Advisors, LLC, as our investment advisor. The investment professionals of Fidus Investment Advisors, LLC were also the investment professionals of Fidus Capital, LLC. We entered into the Investment Advisory

Agreement with Fidus Investment Advisors, LLC to manage our day-to-day operating and investing activities. We pay our investment advisor a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. The base management fee under the Investment Advisory Agreement for the year ended December 31, 2011 totaled $1.7 million. The income incentive fee expense for the year ended December 31, 2011 totaled $1.3 million. The capital gain incentive fee accrued for the year ended December 31, 2011 totaled $0.3 million. See “Business — Management and Other Agreements — Investment Advisory Agreement” and note 5 to our consolidated financial statements.

Edward H. Ross, our chairman and chief executive officer, Cary L. Schaefer, our chief financial officer and chief compliance officer, and Thomas C. Lauer, one of our directors, are all managers of Fidus Investment Advisors, LLC.

•

We entered into the Administration Agreement with Fidus Investment Advisors, LLC to provide us with the office facilities and administrative services necessary to conduct day-to-day operations. Under the Administration Agreement, administrative expenses for services provided for the year ended December 31, 2011 totaled $0.4 million. See note 5 to our consolidated financial statements.

•	We entered into a license agreement with Fidus Partners, LLC, pursuant to which Fidus Partners, LLC has granted us a non-exclusive, royalty-free license to use the name “Fidus.”

In connection with the Offering and our election to be regulated as a BDC, we applied for exemptive relief from the SEC on March 15, 2011 and filed an amended application on August 9, 2011 and February 28, 2012 to allow us to take certain actions that would otherwise be prohibited by the 1940 Act, as applicable to BDCs. The requested relief would permit Fidus Investment Corporation and Fidus Mezzanine Capital, L.P. to operate effectively as one company, specifically allowing them to: (1) engage in certain transactions with each other; (2) invest in securities in which the other is or proposes to be an investor; (3) file consolidated reports with the Commission; and (4) be subject to modified consolidated asset coverage requirements for senior securities issued by a business development company and its small business investment company subsidiary. The fourth exemption described would allow us to exclude any indebtedness guaranteed by the SBA and issued by Fidus Mezzanine Capital, L.P. from the 200.0% asset coverage requirements applicable to us. While the SEC has granted exemptive relief in substantially similar circumstances in the past, no assurance can be given that an exemptive order will be granted.

In addition, we, the Fund and our investment advisor have each adopted a joint code of ethics that governs the conduct of our and our Investment Advisor’s officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Recent Developments

On January 6, 2012, we issued an additional $3.5 million in SBA debentures.

On January 24, 2012, we invested $6.5 million of subordinated debt in FutureTech Holding Company, a provider of information technology (“IT”) and IT enabled service solutions.

On January 25, 2012, we received a commitment from the SBA to issue an additional $20.0 million in SBA debentures on or before September 30, 2016 and on February 14, 2012 we paid $0.2 million in related commitment fees.

On February 10, 2012, our board of directors declared a quarterly dividend of $0.34 per share payable on March 28, 2012 to stockholders of record as of March 14, 2012.

On March 5, 2012, we issued an additional $11.5 million in SBA debentures.

On March 5, 2012, we invested $10.0 million of senior debt with warrants in United Biologics, LLC, a provider of allergy testing and immunotherapy services.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. As of December 31, 2011, all of our debt investments bore interest at fixed rates and all of our pooled SBA debentures bore interest at fixed rates. We also have $7.3 million in SBA debentures that will pool in March 2012 at a long-term interest rate. Assuming that the consolidated statements of assets and liabilities as of December 31, 2011 and December 31, 2010 were to remain constant, a hypothetical 100 basis point change in interest rates would not have a material effect on our level of interest income from debt investments or interest expense.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Fidus Investment Corporation

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Fidus Investment Corporation and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments as of December 31, 2011 and 2010, by correspondence with custodian, loan agent or borrower; where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidus Investment Corporation and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As explained in Note 4, the consolidated financial statements include investments valued at $204,745,372 (146% of net assets) and $141,341,478 (272% of net assets) as of December 31, 2011 and 2010, respectively, whose fair values have been estimated by management in the absence of readily ascertainable fair values.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois

March 8, 2012

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

	December 31, 2011	December 31, 2010
ASSETS

Investments, at fair value
Control investments (cost: $19,916,617 and $26,985,897, respectively)	$28,598,962	$29,419,402
Affiliate investments (cost: $49,913,338 and $24,413,389, respectively)	50,058,243	26,860,320
Non-control/non-affiliate investments (cost: $122,709,976 and $93,907,155, respectively)	126,088,167	85,061,756

Total investments, at fair value (cost: $192,539,931 and $145,306,441, respectively)	204,745,372	141,341,478
Cash and cash equivalents	39,058,516	1,757,139
Interest receivable	1,686,851	1,141,357
Deferred financing costs (net of accumulated amortization of $1,134,767 and $812,118, respectively)	2,687,233	2,795,257
Prepaid expenses and other assets	465,171	341,558

Total assets	248,643,143	147,376,789

LIABILITIES

SBA debentures	104,000,000	93,500,000
Accrued interest payable	1,718,989	1,638,862
Due to affiliates	2,162,160	958
Accounts payable and other liabilities	279,849	232,305

Total liabilities	108,160,998	95,372,125

Net assets	$140,482,145	$52,004,664

ANALYSIS OF NET ASSETS

Partners’ capital	$—	$52,004,664
Common stock, $0.001 par value (100,000,000 shares authorized, 9,427,021 and 0 shares issued and outstanding, respectively)	9,427	—
Additional paid-in capital	138,648,226	—
Undistributed net investment income	422,049	—
Accumulated net realized loss on investments	(481,937)	—
Accumulated net unrealized appreciation on investments	1,884,380	—

Total net assets	$140,482,145	$52,004,664

Net asset value per share	$14.90	n/a

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations

	Years Ended December 31,
	2011	2010	2009
Investment Income:
Interest and fee income
Control investments	$3,344,436	$3,097,915	$2,120,482
Affiliate investments	4,698,007	2,376,552	2,110,399
Non-control/non-affiliate investments	14,716,073	11,634,449	8,314,153

Total interest and fee income	22,758,516	17,108,916	12,545,034
Dividend income
Control investments	425,012	442,368	398,603
Affiliate investments	13,480	—	—
Non-control/non-affiliate investments	96,100	360,592	1,182,351

Total dividend income	534,592	802,960	1,580,954
Interest on idle funds and other income	93,489	72,882	57,753

Total investment income	23,386,597	17,984,758	14,183,741

Expenses:
Interest expense	5,487,640	4,961,565	3,688,066
Base management fee	3,612,104	4,144,546	4,084,496
Less: management fee offset	(430,208)	(708,427)	(1,115,066)
Incentive fee	1,609,108	—	—
Administrative service expenses	449,217	—	—
Professional fees	654,465	223,038	286,145
Other general and administrative expenses	447,225	404,399	144,463

Total expenses	11,829,551	9,025,121	7,088,104

Net investment income before income taxes	11,557,046	8,959,637	7,095,637
Income tax expense	24,108	—	—

Net investment income	11,532,938	8,959,637	7,095,637

Net realized and unrealized gains (losses) on investments:
Realized loss on control investments	—	—	(3,740,595)
Realized loss on affiliate investments	—	—	(1,809,818)
Realized loss on non-control/non-affiliate investments	(12,317,729)	(3,858,307)	—
Net change in unrealized appreciation (depreciation) on investments	16,170,404	(77,617)	(3,137,354)

Net gain (loss) on investments	3,852,675	(3,935,924)	(8,687,767)

Net increase (decrease) in net assets resulting from operations	$15,385,613	$5,023,713	$(1,592,130)

Per common share data (1)
Net investment income per share-basic and diluted	$1.22	n/a	n/a

Net increase in net assets resulting from operations per share-basic and diluted	$1.63	n/a	n/a

Dividends paid per share	$0.64	n/a	n/a

Weighted average number of shares outstanding - basic and diluted	9,427,021	n/a	n/a

(1)	The weighted average shares outstanding for the year ended December 31, 2011, are based on the assumption that the number of shares issued in the Formation Transactions and Offering (including the over-allotment) in June and July 2011 (9,427,021 shares of common stock) had been issued on January 1, 2011.

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets

				Additional Paid In Capital	Undistributed Net Investment Income	Accumulated Net Realized Loss on Investments	Accumulated Net Unrealized Appreciation On Investments	Total Net Assets

		Common Stock
	Partners’ Capital	Number Of Shares	Par Value

Balances at December 31, 2008	$32,573,081	—	$—	$—	$—	$—	$—	$32,573,081
Capital contributions	17,500,000	—	—	—	—	—	—	17,500,000
Net investment income	7,095,637	—	—	—	—	—	—	7,095,637
Realized loss from investments	(5,550,413)	—	—	—	—	—	—	(5,550,413)
Net change in unrealized depreciation on investments	(3,137,354)	—	—	—	—	—	—	(3,137,354)

Balances at December 31, 2009	48,480,951	—	—	—	—	—	—	48,480,951
Capital distributions	(1,500,000)	—	—	—	—	—	—	(1,500,000)
Net investment income	8,959,637	—	—	—	—	—	—	8,959,637
Realized loss from investments	(3,858,307)	—	—	—	—	—	—	(3,858,307)
Net change in unrealized depreciation on investments	(77,617)	—	—	—	—	—	—	(77,617)

Balances at December 31, 2010	52,004,664	—	—	—	—	—	—	52,004,664
Capital contributions	7,000,000	—	—	—	—	—	—	7,000,000
Capital distributions	(1,500,000)	—	—	—	—	—	—	(1,500,000)
Net investment income through June 20, 2011	5,077,597	—	—	—	—	—	—	5,077,597
Realized loss from investments through June 20, 2011	(7,935,430)	—	—	—	—	—	—	(7,935,430)
Net change in unrealized appreciation on investments through June 20, 2011	10,385,661	—	—	—	—	—	—	10,385,661
Formation transactions	(65,032,492)	4,056,521	4,057	65,028,435	—	—	—	—
Public offering of common stock, net of expenses	—	5,370,500	5,370	73,619,791	—	—	—	73,625,161
Net increase in net assets resulting from operations June 21 to December 31, 2011	—	—	—	—	6,455,342	(481,937)	1,884,380	7,857,785
Dividends paid	—	—	—	—	(6,033,293)	—	—	(6,033,293)

Balances at December 31, 2011	$—	9,427,021	$9,427	$138,648,226	$422,049	$(481,937)	$1,884,380	$140,482,145

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$15,385,613	$5,023,713	$(1,592,130)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized depreciation (appreciation) on investments	(16,170,404)	77,617	3,137,354
Realized loss on investments	12,317,729	3,858,307	5,550,413
Interest and dividend income paid-in-kind	(4,484,379)	(4,397,721)	(4,342,615)
Accretion of original issue discount	(711,865)	(612,887)	(553,291)
Accretion of origination fees	(18,500)	—	—
Amortization of deferred financing costs	362,650	347,068	251,291
Purchase of investments	(77,969,680)	(31,678,778)	(50,842,797)
Principal payments received on debt securities	23,250,330	14,312,240	—
Proceeds from loan origination fees	382,875	—	—
Changes in operating assets and liabilities:
Interest receivable	(545,494)	134,521	(664,914)
Prepaid expenses and other assets	(123,613)	(40,986)	(13,292)
Accrued interest payable	80,127	355,221	529,493
Due to affiliates	2,161,202	(181,293)	173,195
Accounts payable and other liabilities	47,544	(21,051)	(29,338)

Net cash used in operating activities	(46,035,865)	(12,824,029)	(48,396,631)

Cash Flows from Financing Activities
Proceeds from initial public offering, net of expenses	73,625,161	—	—
Proceeds received from SBA debentures	10,500,000	14,050,000	33,000,000
Payment of deferred financing costs	(254,626)	(640,716)	(800,251)
Capital contributions	7,000,000	—	17,500,000
Capital distributions	(1,500,000)	(1,500,000)	—
Dividends paid to shareholders	(6,033,293)	—	—

Net cash provided by financing activities	83,337,242	11,909,284	49,699,749

Net increase (decrease) in cash and cash equivalents	37,301,377	(914,745)	1,303,118

Cash and cash equivalents:
Beginning of period	1,757,139	2,671,884	1,368,766

End of period	$39,058,516	$1,757,139	$2,671,884

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$5,044,864	$4,259,275	$2,878,949

See Notes to Consolidated Financial Statements.

Fidus Investment Corporation

Consolidated Schedule of Investments

December 31, 2011

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Control Investments (5)

Worldwide Express Operations, LLC	Transportation Services
Subordinated Note		11.0%/3.0%	2/1/2014	$8,683,141	$8,683,141	$8,683,141
Subordinated Note		0.0%/14.0%	2/1/2014	11,200,821	10,963,086	11,200,821
Warrant (213,381 units) (7)					—	7,386,100
Common Units (51,946 units) (7)					270,390	1,328,900

Sub Total					19,916,617	28,598,962	20%

Total Control Investments					19,916,617	28,598,962	20%

Affiliate Investments (5)

Avrio Technology Group, LLC	Electronic Control Supplier
Subordinated Note		9.0%/7.5%	10/15/2015	8,560,918	8,560,918	8,061,600
Common Units (1,000 units) (7)					1,000,000	372,200

Sub Total					9,560,918	8,433,800	6%

Malabar International	Aerospace & Defense Manufacturing
Subordinated Note		12.5%/2.5%	5/21/2017	4,863,472	4,827,896	4,827,896
Preferred Equity (1,494 shares)(6)					1,985,329	1,985,329

Sub Total					6,813,225	6,813,225	5%

Medsurant Holdings, LLC	Healthcare Services
Subordinated Note		14.0%/0.0%	4/12/2016	7,250,000	5,676,797	7,250,000
Preferred Units (40,750 units)(7)					500,000	500,000
Warrant (166,970 units)(7)					1,669,700	1,989,900

Sub Total					7,846,497	9,739,900	7%

Paramount Building Solutions, LLC	Retail Cleaning
Subordinated Note		12.0%/4.0%	2/15/2014	6,240,663	6,240,663	6,240,663
Common Units (107,143 units) (7)					1,500,000	1,745,400

Sub Total					7,740,663	7,986,063	6%

Trantech Radiator Products, Inc.	Utility Equipment Manufacturer
Subordinated Note		12.0%/1.8%	5/4/2017	9,025,375	8,981,055	8,981,055
Common Shares (6,875 shares)					687,500	687,500

Sub Total					9,668,555	9,668,555	7%

Westminster Cracker Company, Inc.	Specialty Cracker Manufacturer
Subordinated Note		14.0%/4.0%	11/17/2014	7,075,283	7,075,283	6,901,700
Common Units (1,208,197 units)					1,208,197	515,000

Sub Total					8,283,480	7,416,700	5%

Total Affiliate Investments					49,913,338	50,058,243	36%

Non-Control/Non-Affiliate Investments (5)

ACFP Acquisition Company, Inc.	Restaurants
Subordinated Note		12.0%/2.0%	6/29/2017	7,400,822	7,363,840	7,363,840	5%

Brook & Whittle Limited	Specialty Printing
Subordinated Note		12.0%/4.8%	8/9/2016	6,316,340	6,316,340	6,316,340
Subordinated Note		12.0%/2.0%	8/9/2016	2,118,858	1,993,369	2,038,896
Warrant (1,051 shares)					285,000	550,200
Common Shares (148 Shares)					110,374	77,500

Sub Total					8,705,083	8,982,936	6%

Brook Furniture Rental, Inc.	Furniture Rental
Subordinated Note		12.0%/1.5%	9/30/2016	7,629,171	7,131,385	7,131,385
Warrants (2.5%)					485,188	485,188

Sub Total					7,616,573	7,616,573	5%

Fidus Investment Corporation

Consolidated Schedule of Investments

December 31, 2011 (continued)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Caldwell & Gregory, LLC	Laundry Services
Subordinated Note		12.5%/1.5%	4/23/2016	3,465,874	3,465,874	3,465,874
Preferred Units (11,628 units)(7)					1,162,786	1,424,485
Common Units (4,464 units)(7)					4,464	166,700

Sub Total					4,633,124	5,057,059	4%

Connect-Air International, Inc.	Specialty Distribution
Subordinated Note		12.5%/3.0%	12/31/2014	$4,213,879	$4,213,879	$4,213,879
Preferred Interest(6)		0.0%/10.0%	12/31/2014		5,131,979	5,131,979

Sub Total					9,345,858	9,345,858	7%

Goodrich Quality Theaters, Inc.	Movie Theaters
Subordinated Note		12.8%/0.0%	3/31/2015	12,500,000	12,007,236	12,500,000
Warrant (71 shares)					750,000	2,080,300

Sub Total					12,757,236	14,580,300	10%

Innovative Product Achievement, LLC	Healthcare Products
Subordinated Note		13.0%/2.5%	12/21/2016	6,334,073	6,305,809	6,305,809	4%

Interactive Technology Solutions, LLC	Government IT Services
Subordinated Note		12.0%/3.0%	12/31/2015	5,182,173	5,182,173	5,182,173
Common Units (499 units)					500,000	371,000

Sub Total					5,682,173	5,553,173	4%

Jacob Ash Holdings, Inc.	Apparel Distribution
Subordinated Note		13.0%/4.0%	8/11/2016	3,555,421	3,539,273	3,539,273
Subordinated Note		13.0%/0.0%	8/11/2016	1,750,000	1,711,444	1,711,444
Preferred Equity (500 shares)(6)		0.0%/15.0%	8/11/2016		497,768	497,768
Warrant (129,630 shares)					67,408	67,408

Sub Total					5,815,893	5,815,893	4%

Jan-Pro Holdings, LLC	Commercial Cleaning
Subordinated Note		12.5%/3.5%	3/18/2017	7,350,713	7,350,713	7,350,713
Preferred Equity (1,054,619 shares)					832,124	420,200

Sub Total					8,182,837	7,770,913	6%

K2 Industrial Services, Inc.	Industrial Cleaning & Coatings
Subordinated Note		11.8%/2.0%	5/23/2017	12,026,000	11,967,141	11,967,141
Preferred Equity (1,200 shares)					1,200,000	1,200,000

Sub Total					13,167,141	13,167,141	9%

Nobles Manufacturing, Inc.	Aerospace & Defense Manufacturing
Subordinated Note		13.0%/3.0%	4/6/2016	6,825,000	6,825,000	6,825,000
Preferred Equity (1,300,000 shares)					1,300,000	2,428,300
Common Equity (1,300,000 shares)					—	—

Sub Total					8,125,000	9,253,300	7%

Restoration Holdco, LLC	Restoration & Mitigation Services
Senior Secured Note		13.0%/0.0%	8/11/2016	4,400,000	4,241,962	4,241,962
Warrant (9.5 units)					127,139	127,139

Sub Total					4,369,101	4,369,101	3%

Simplex Manufacturing Co.	Aerospace & Defense Manufacturing
Subordinated Note		13.0%/0.0%	10/31/2013	4,550,000	4,307,693	4,437,900
Warrant (24 shares)					710,000	406,900

Sub Total					5,017,693	4,844,800	3%

TBG Anesthesia Management, LLC	Healthcare Services
Senior Secured Loan		13.5%/0.0%	11/10/2014	10,750,000	10,590,891	10,750,000
Warrant (263 shares)					276,070	290,600

Sub Total					10,866,961	11,040,600	8%

Fidus Investment Corporation

Consolidated Schedule of Investments

December 31, 2011 (continued)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Tulsa Inspection Resources, Inc.	Oil & Gas Services
Subordinated Note		14.0%/0.0%	3/12/2014	$4,000,000	$3,913,748	$3,953,400
Subordinated Note		17.5%/0.0%	3/12/2014	648,471	648,471	648,471
Warrant (6 shares)					193,435	419,000

Sub Total					4,755,654	5,020,871	4%

Total Non-Control/Non-Affiliate Investments					122,709,976	126,088,167	90%

Total Investments					$192,539,931	$204,745,372	146%

(1)	All debt investments are income producing. Equity investments are non-income producing unless otherwise noted.
(2)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(3)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(4)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any.
(5)	See Note 2 - Significant Accounting Policies, Investment Classification for definitions of Control and Affiliate classifications.
(6)	Income producing. Maturity date, if any, represents mandatory redemption date.
(7)	Investment is held by a wholly-owned subsidiary of the Company.

See Notes to Consolidated Financial Statements.

Fidus Investment Corporation

Consolidated Schedule of Investments

December 31, 2010

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Control Investments (5)

Connect-Air International, Inc.	Specialty Distribution
Subordinated Note		12.5%/3.0%	9/6/2013	$4,314,967	$4,314,967	$4,314,967
Preferred Interest (6)		0.0%/10%	9/3/2014		4,643,025	4,643,026

Sub Total					8,957,993	8,957,993	17%

Worldwide Express Operations, LLC	Transportation Services
Subordinated Note		0.0%/14%	2/1/2014	8,348,609	8,348,609	8,348,609
Subordinated Note		0.0%/14%	2/1/2014	9,757,158	9,408,905	9,757,159
Warrant (213,381 units) (7)					—	2,022,010
Common Units (51,946 units) (7)					270,390	333,631

Sub Total					18,027,905	20,461,409	39%

Total Control Investments					26,985,897	29,419,402	57%

Affiliate Investments (5)

Avrio Technology Group, LLC	Electronic Control Supplier
Subordinated Note		13.0%/3.0%	10/15/2015	8,124,876	8,124,876	8,124,876
Common Units (1,000 units) (7)					1,000,000	1,000,000

Sub Total					9,124,876	9,124,876	18%

Paramount Building Solutions, LLC	Retail Cleaning
Subordinated Note		12.0%/4.0%	2/15/2014	5,993,043	5,993,043	6,052,974
Common Units (107,143 units) (7)					1,500,000	3,887,000

Sub Total					7,493,043	9,939,974	19%

Westminster Cracker Company, Inc.	Specialty Cracker Manufacturer
Subordinated Note		14.0%/4.0%	11/17/2014	6,795,470	6,795,470	6,795,470
Common Units (1,000,000 units)					1,000,000	1,000,000

Sub Total					7,795,470	7,795,470	15%

Total Affiliate Investments					24,413,389	26,860,320	52%

Non-Control/Non-Affiliate Investments (5)

Brook & Whittle Limited	Specialty Printing
Subordinated Note		12.0%/4.8%	2/9/2014	6,020,894	6,020,894	6,020,894
Subordinated Note		12.0%/2.0%	2/9/2014	2,076,936	1,894,690	2,076,938
Warrant (1,011 shares)					285,000	384,700

Sub Total					8,200,583	8,482,532	16%

Caldwell & Gregory, LLC	Laundry Services
Subordinated Note		12.5%/1.5%	4/23/2015	8,059,822	8,059,822	8,059,822
Preferred Units (11,628 units) (7)					1,162,786	1,376,490
Common Units (4,464 units) (7)					4,464	219,400

Sub Total					9,227,072	9,655,712	19%

Casino Signs & Graphics, LLC	Niche Manufacturing
Senior Secured Loan		2.0%/0.0%	12/31/2016	4,500,000	4,500,000	1,163,828	2%

Fairchild Industrial Products Company	Industrial Products
Subordinated Note		13.0%/0.0%	7/24/2014	650,000	650,000	650,000
Subordinated Note		13.0%/4.0%	7/24/2014	8,500,000	8,500,000	8,500,000

Sub Total					9,150,000	9,150,000	18%

Goodrich Quality Theaters, Inc.	Movie Theaters
Subordinated Note		12.75%/0.0%	3/31/2015	12,500,000	11,859,958	12,500,000
Warrant (71 shares)					750,000	2,080,000

Sub Total					12,609,958	14,580,000	28%

Fidus Investment Corporation

Consolidated Schedule of Investments

December 31, 2010 (continued)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Interactive Technology Solutions, LLC	Government IT Services
Subordinated Note		12.0%/3.0%	12/31/2015	5,027,500	5,027,500	5,027,500
Common Units (499 units)					500,000	500,000

Sub Total					5,527,500	5,527,500	11%

Jan-Pro Holdings, LLC	Commercial Cleaning
Subordinated Note		12.5%/2.5%	3/18/2015	$7,340,513	$7,340,513	$7,340,513
Preferred Equity (750,000 shares)					750,000	663,000

Sub Total					8,090,513	8,003,513	15%

K2 Industrial Services, Inc.	Industrial Cleaning & Coatings
Subordinated Note		14.0%/1.5%	2/27/2014	8,000,000	8,000,000	8,240,000	16%

Pure Earth, Inc.	Environmental Services
Preferred Equity (6,300 shares) (8)		10.0%/4.0%	3/3/2013		6,104,575	—
Preferred Equity (50,000 shares) (8)		0.0%/15%	N/A		516,913	—
Warrant (767,375 shares)					1,307,457	—

Sub Total					7,928,945	—	0%

Simplex Manufacturing Co.	Aerospace Manufacturing
Senior Secured Loan (9)		N/A	1/13/2011	—	—	—
Senior Secured Loan		14.0%/0.0%	10/31/2013	4,550,000	4,182,280	4,139,000
Warrant (24 shares)					710,000	150,000

Sub Total					4,892,280	4,289,000	8%

TBG Anesthesia Management, LLC	Healthcare Services
Senior Secured Loan		13.5%/0.0%	11/10/2014	11,000,000	10,786,012	11,000,000
Warrant (263 shares)					276,070	456,200

Sub Total					11,062,082	11,456,200	22%

Tulsa Inspection Resources, Inc.	Oil & Gas Services
Subordinated Note		14.0%/0.0%	3/12/2014	4,000,000	3,876,315	3,865,000
Subordinated Note		17.5%/0.0%	3/12/2014	648,471	648,471	648,471
Warrant (6 shares)					193,435	—

Sub Total					4,718,221	4,513,471	9%

Total Non-Control/Non-Affiliate Investments					93,907,155	85,061,756	164%

Total Investments					$145,306,441	$141,341,478	272%

(1)	All debt investments are income producing. Equity investments are non-income producing unless otherwise noted.
(2)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(3)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(4)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any.
(5)	See Note 2 - Significant Accounting Policies, Investment Classification for definitions of Control and Affiliate classifications.
(6)	Income producing.
(7)	Investment is held by a wholly-owned subsidiary of the Fund.
(8)	Investment was on non-accrual status at December 31, 2010.
(9)	The entire commitment was unfunded at December 31, 2010. As such, no interest is being earned on this investment.

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

Note 1. Organization and Nature of Business

Fidus Investment Corporation, a Maryland corporation (“FIC,” and together with its subsidiaries, the “Company”), was formed on February 14, 2011 for the purposes of (i) acquiring 100% of the limited partnership interests of Fidus Mezzanine Capital, L.P. and its consolidated subsidiaries (the “Fund”) and 100% of the membership interests of the Fund’s general partner, Fidus Mezzanine Capital GP, LLC (“FMCGP”), (ii) raising capital in an initial public offering that priced on June 20, 2011 and (iii) thereafter operating as an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for federal income tax purposes, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2011.

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

On June 20, 2011, the following formation transactions (the “Formation Transactions”) were consummated:

•

FIC acquired 100% of the limited partnership interests in the Fund through a merger of a wholly-owned subsidiary of FIC with and into the Fund, in which the limited partnership interests were exchanged for 3,702,778 shares of common stock in FIC. The Fund became FIC’s wholly-owned subsidiary, retained its SBIC license, and continues to hold its existing investments and make new investments; and

•

FIC acquired 100% of the equity interests in FMCGP, the former general partner of the Fund, through the merger of FMCGP with and into Fidus Investment GP, LLC, a wholly-owned subsidiary of FIC in exchange for 353,743 shares of common stock in FIC.

On June 20, 2011, FIC announced the pricing of its initial public offering (the “Offering”) of 4,670,000 shares of its common stock at the offering price of $15.00 per share resulting in net proceeds of $63,853,186, after deducting underwriting fees totaling $4,532,010 and transaction costs associated with the offering totaling $1,664,804. The transaction costs were primarily for accounting, legal and other professional services and were recorded as a reduction to additional paid-in capital. On July 14, 2011, the Company’s underwriters purchased 700,500 shares of the Company’s common stock at the public offering price of $15.00 per share to cover over-allotments resulting in proceeds to the Company of $9,771,975, net of underwriting fees of $735,525. As of December 31, 2011, the Company had 9,427,021 shares of common stock outstanding.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

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

Consolidation: The Company will generally not consolidate its investments in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. As a result, the consolidated financial statements of the Company include the accounts of the Company and its wholly-owned investment company subsidiaries, including the Fund and Fidus Investment GP, LLC. All significant intercompany balances and transactions have been eliminated.

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

Cash and cash equivalents: Cash and cash equivalents are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company places its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits. The Company does not believe it is exposed to any significant credit risk.

Deferred financing costs: Deferred financing costs include SBA debenture commitment and leverage fees that have been capitalized and are amortized on a straight-line basis into interest expense over the term of the debenture agreement (10 years). Deferred financing costs also include costs related to the Company’s previous revolving credit facility. These costs have been capitalized and are amortized into interest expense over the term of the credit facility.

Revenue recognition: The Company’s revenue recognition policies are as follows:

Investments and related investment income. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the cost basis of the investment. Changes in the fair value of investments from the prior period, as determined by our board of directors through the application of the Company’s valuation policy, are included as changes in unrealized appreciation or depreciation of investments in the consolidated statement of operations.

Interest, fee and dividend income. Interest and dividend income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest and dividend income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Dividend income is recorded as dividends are declared or at the point an obligation exists for the portfolio company to make a distribution. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is income or a return of capital.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

The Company has investments in our portfolio that contain a payment-in-kind interest or dividends provision, which represents contractual interest or dividends that are added to the principal balance and is recorded as income. The Company stops accruing payment-in-kind interest when it is determined that payment-in-kind interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash.

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

Prior to the Formation Transactions, and in accordance with the prior limited partnership agreement, the Company historically recorded transaction fees provided in connection with the Company’s investments as a direct offset to management fee expense (See Note 5). After completion of the Formation Transactions, all transaction fees received in connection with the Company’s investments are recognized as income. Such fees typically include fees for services, including structuring and advisory services, provided to portfolio companies. The Company recognizes income from fees for providing such structuring and advisory services when the services are rendered or the transactions are completed. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as fee income when received. Fee income from structuring and advisory services and prepayment penalties for the year ended December 31, 2011 totaled $1,346,649.

The Company also typically receives upfront loan origination or closing fees in connection with investments. After completion of the Formation Transactions, such upfront loan origination and closing fees are capitalized as unearned income offset against investments on our statement of assets and liabilities and amortized as additional interest income over the life of the investment.

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

Income taxes: The Company intends to elect and to qualify to be treated as a RIC under Subchapter M of the Code and, among other things, intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, the Company is required to timely distribute to its stockholders at least 90.0% of “investment company taxable income,” as defined by the Code, each year. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4.0% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to the later of the filing the final tax return related to the year in which the Company generated such taxable income or the 15th day of the 9th month following the close of such taxable year.

The Company has certain indirect wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which generally holds one of its portfolio investments listed on the consolidated schedule of investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investment in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass through entities) while complying with the “source-of- income” requirements contained in the RIC tax provisions. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal corporate income tax purposes, and each Taxable Subsidiary will be subject to U.S. federal corporate income tax on its taxable income. Any such income or expense is reflected in the consolidated statements of operations.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions at December 31, 2011 and December 31, 2010. The 2008 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

In addition, prior to the consummation of the Formation Transactions, distributions from the Fund were made in the following order and amounts: first, 100% to all partners in proportion to their respective commitments until the limited partners have received distributions equal to their funded capital contributions related to investments or partnership expenses, as of the date of distribution; second, 100% to all partners in proportion to their respective commitments until the limited partners have received current or prior distributions equal to the preferred return, as defined in the partnership agreement, as of the date of distribution; third, to the general partner until the general partner has received current or prior distributions (including distributions with respect to the payment of taxes that are attributable to its carried interest, as defined in the partnership agreement) equal to 20% of the cumulative distributions made to all partners; and any remaining balance was distributed 80% to all partners in proportion to their respective commitments, and 20% to the general partner. The partnership agreement also included, among other things, provisions for in-kind distributions, escrow of certain distributions and tax distributions. The Fund’s ability to make distributions is limited by the SBIC Act. In the years ended December 31, 2011 and 2010, the Fund made distributions totaling $1,500,000 to its partners in each period.

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

The determination of the tax attributes for the Company’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate (currently applicable through 2012) on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for dividends will generally include both ordinary income and capital gains but may also include qualified dividends or return of capital.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

Earnings and net asset value per share: The earnings per share and weighted average shares outstanding calculations for the year ended December 31, 2011, are based on the assumption that the number of shares issued in the Formation Transactions and the Offering (including the over-allotment) in June and July 2011 (9,427,021 shares of common stock) had been issued on January 1, 2011. For historical periods prior to January 1, 2011, the Company did not have common shares outstanding or an equivalent and therefore earnings per share and weighted average shares outstanding information for historical periods prior to January 1, 2011 are not provided.

Recent accounting pronouncements: In May 2011 the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”) (“ASU 2011-04”). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) (collectively, the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRSs. The amendments to the FASB Codification in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The amendments of ASU 2011-04, when adopted, are not expected to have a material impact on the Company’s consolidated financial statements and the Company is currently evaluating the impact on its disclosures.

Note 3. Portfolio Company Investments

The Company’s portfolio investments principally consist of secured and unsecured debt, equity warrants and direct equity investments in privately held companies. The debt investments may or may not be secured by either a first or second lien on the assets of the portfolio company. The debt investments generally bear interest at fixed rates, and generally mature between five and seven years from the original investment. In connection with a debt investment, the Company also often receives nominally priced equity warrants and/or makes direct equity investments. The Company’s warrants or equity investments may be in a holding company related to the portfolio company. In addition, the Company periodically makes equity investments in its portfolio companies through Taxable Subsidiaries. In both situations, the name of the operating company is reflected on the consolidated schedule of investments.

As of December 31, 2011, the Company had debt and equity investments in 23 portfolio companies with an aggregate fair value of $204,745,372 and a weighted average effective yield on its debt investments of 15.3%. At December 31, 2011, the Company held equity ownership in 91.3% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 9.0%. As of December 31, 2010, the Company held debt and equity investments in 17 portfolio companies with an aggregate fair value of $141,341,478 and a weighted average effective yield on its debt investments of 15.0%. At December 31, 2010, the Company held equity ownership in 82.4% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 8.8%. The weighted average yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2011 and 2010, including accretion of original issue discount but excluding any debt investments on non-accrual status.

Purchases of debt and equity investments for the years ended December 31, 2011, 2010 and 2009 totaled $77,969,680, $31,678,778 and $50,842,797, respectively. Repayments of portfolio investments for the years ended December 31, 2011, 2010 and 2009 totaled $23,250,330, $14,312,240 and $0, respectively. During the year ended December 31, 2011, one of the Company’s senior secured loans outstanding at December 31, 2011 in the amount of $4,139,000 was converted to a subordinated note in a non-cash exchange.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	December 31, 2011		December 31, 2010
Cost:
Senior secured loans	$14,832,853	7.7%	$19,468,293	13.4%
Subordinated notes	155,252,227	80.6	104,864,032	72.2
Equity	17,890,911	9.3	17,452,154	12.0
Warrants	4,563,940	2.4	3,521,962	2.4

Total	$192,539,931	100.0%	$145,306,441	100.0%

Fair value:
Senior secured loans	$14,991,962	7.3%	$16,302,829	11.6%
Subordinated notes	157,098,414	76.7	106,323,193	75.2
Equity	18,852,261	9.3	13,622,546	9.6
Warrants	13,802,735	6.7	5,092,910	3.6

Total	$204,745,372	100.0%	$141,341,478	100.0%

All investments made by the Company as of December 31, 2011 and 2010 were made in portfolio companies located in the United States. The following tables show portfolio composition by geographic region at cost and fair value and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	December 31, 2011		December 31, 2010
Cost:
Midwest	$66,462,930	34.5%	$40,796,916	28.1%
Southwest	32,412,934	16.8	30,239,168	20.8
Northeast	28,486,629	14.8	29,452,499	20.3
Southeast	36,154,165	18.8	26,467,585	18.2
West	29,023,273	15.1	18,350,273	12.6

Total	$192,539,931	100.0%	$145,306,441	100.0%

Fair value:
Midwest	$68,460,815	33.4%	$43,401,076	30.7%
Southwest	41,605,896	20.3	34,914,855	24.7
Northeast	27,768,702	13.6	21,805,502	15.4
Southeast	36,166,177	17.7	26,809,225	19.0
West	30,743,782	15.0	14,410,820	10.2

Total	$204,745,372	100.0%	$141,341,478	100.0%

At December 31, 2011, the Company had one portfolio company investment that represented more than 10% of the total investment portfolio. Such investment represented 14.0% of the fair value of the portfolio and 10.3% of cost as of December 31, 2011. At December 31, 2010, the Company had two portfolio company investments that each represented more than 10% of the total investment portfolio. Such investments represented 24.8% of the fair value of the portfolio and 21.1% of cost as of December 31, 2010.

As of December 31, 2011, there were no investments on non-accrual status. As of December 31, 2010, there was one investment on non-accrual status that comprised 0.0% of the total portfolio on a fair value basis, and 5.5% of the total portfolio on a cost basis. The investment on non-accrual status at December 31, 2010 was written off in the first quarter of 2011.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

market values, the Company values its portfolio investments at fair value, as determined in good faith by the Board of Directors (“Board”), based on the input of the Company’s investment advisor, the audit committee and an independent valuation firm, and under a valuation policy and a consistently applied valuation process.

Portfolio investments recorded at fair value in the consolidated financial statements are classified within the fair value hierarchy based upon the level of judgment associated with the inputs used to measure their value, as defined below:

Level 1 — Investments whose values are based on unadjusted, quoted prices for identical assets in an active market as of the measurement date.

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

An investment’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s investment portfolio is comprised of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available. Accordingly, the degree of judgment exercised by the Company’s board of directors in determining fair value is greatest for investments classified as Level 3. As of December 31, 2011 and 2010, all of the Company’s portfolio company investments are classified as Level 3. The fair value of the Company’s total portfolio investments at December 31, 2011 and 2010 was $204,745,372 and $141,341,478, respectively.

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

•

the board of directors also engages one or more independent valuation firms to conduct independent appraisals of our investments for which market quotations are not readily available. The Company will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. As of December 31, 2011, the Board consulted with the independent valuation firm in arriving at the Company’s determination of fair value on 10 of its portfolio company investments representing 51.3% of the total portfolio investments at fair value. As of December 31, 2010, the Fund’s previous general partner consulted with the independent valuation firm in arriving at the Company’s board of director’s determination of fair value on 16 of its portfolio company investments representing 100.0% of the total portfolio investments at fair value.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

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

Financial instruments classified as Level 3 in the fair value hierarchy represent the Company’s investments in portfolio companies, see the consolidated schedules of investments for further description. The following table presents a reconciliation of activity for the Level 3 financial instruments:

	Senior Secured Loans	Subordinated Notes	Equity	Warrants	Total
Balance, December 31, 2009	$14,801,858	$89,203,733	$17,690,221	$1,204,444	$122,900,256
Realized loss on investments	(3,853,000)	—	(5,307)	—	(3,858,307)
Net change in unrealized appreciation (depreciation) on investments	2,131,193	870,916	(6,218,192)	3,138,466	(77,617)
Purchases of investment securities	3,950,000	25,473,471	1,505,307	750,000	31,678,778
Repayments of investments receive	(900,000)	(13,412,240)	—	—	(14,312,240)
Interest and dividend income paid-in-kind	—	3,874,998	522,723	—	4,397,721
Accretion of original issue discount	172,778	312,315	127,794	—	612,887

Balance, December 31, 2010	16,302,829	106,323,193	13,622,546	5,092,910	141,341,478

Realized loss on investments	(4,382,300)	—	(6,627,973)	(1,307,456)	(12,317,729)
Net change in unrealized appreciation (depreciation) on investments	3,281,293	430,306	4,790,959	7,667,846	16,170,404
Purchases of investment securities	4,822,860	64,237,097	6,560,288	2,349,435	77,969,680
Repayments of investments received	(917,700)	(22,332,630)	—	—	(23,250,330)
Non-cash conversion of security types	(4,139,000)	4,139,000	—	—	—
Interest and dividend income paid-in-kind	—	3,965,841	518,538	—	4,484,379
Loan origination fees received	(49,000)	(318,875)	(15,000)	—	(382,875)
Accretion of origination fees	8,392	9,779	329	—	18,500
Accretion of original issue discount	64,588	644,703	2,574	—	711,865

Balance, December 31, 2011	$14,991,962	$157,098,414	$18,852,261	$13,802,735	$204,745,372

The total change in unrealized appreciation (depreciation) included in the consolidated statements of operations attributable to Level 3 investments still held at December 31, 2011 and 2010, was $4,905,287 and $(3,930,617), respectively.

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized at the beginning of the quarterly reporting period of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. There were no transfers among Levels 1, 2, and 3 during the years ended December 31, 2011 and December 31, 2010.

Note 5. Related Party Transactions

Prior management agreement: Prior to the consummation of the Formation Transactions, the Fund had entered into a management agreement with Fidus Capital, LLC, the predecessor of the Company’s investment advisor, to manage the day-to-day operational and investment activities of the Fund. The Fund paid Fidus Capital, LLC, each fiscal quarter in advance, 0.5% of the sum of (i) the Fund’s Regulatory Capital (as defined in the SBIC Act), (ii) any Permitted Distribution as defined by the previous partnership agreement, and (iii) an assumed two tiers (two times) of outstanding SBA debenture leverage on the sum of clauses (i) and (ii) up to the maximum amount as determined by the SBA, currently $150.0 million. Under the previous agreement, gross management fees for the year ended December 31, 2011 were $1,958,755 and were partially offset by the management fee offset (transaction fees received in connection with the Fund’s investments) of $430,208. Gross management fees under the previous management agreement for the years ended December 31, 2010 and 2009 totaled $4,144,546 and $4,084,496 and were partially offset by the management fee offset of $708,427 and $1,115,066, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

New management and incentive fee agreement: Concurrent with the Formation Transactions, the Company entered into the Investment Advisory Agreement with the Investment Advisor. Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Company’s board of directors, the Investment Advisor provides investment advisory services to the Company. For providing these services, the Investment Advisor receives a fee, consisting of two components — a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. However, for services rendered prior to the Company’s first full quarter of operations, the base management fee is payable monthly in arrears. For services rendered after such time, the base management fee is payable quarterly in arrears. Up to and including the first full calendar quarter of the Company’s operations, the base management fee is calculated based on the initial value of the Company’s total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the closing of the Formation Transactions. The base management fee under the Investment Advisory Agreement for the year ended December 31, 2011 totaled $1,653,349.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The Investment Advisor waived the income incentive fee of $82,512 for the period June 21, 2011 through June 30, 2011. The income incentive fee expense for the year ended December 31, 2011 totaled $1,328,620.

The second part of the incentive fee is a capital gains incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Formation Transactions, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equal the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee payable equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee payable for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. The Company will accrue the capital gains incentive fee if, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) is positive. The capital gains incentive fee accrued for the year ended December 31, 2011 totaled $280,488.

The sum of the income incentive fee and the capital gains incentive fee is the incentive fee and is reported in the consolidated statement of operations.

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

Administration Agreement: The Company has also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides it clerical, bookkeeping and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies to which the Company is required to provide such assistance. Under the Administration Agreement, administrative expenses for services provided for the year ended December 31, 2011 totaled $449,217.

Note 6. Debt

Credit facility: The Fund previously had a $5,000,000 unsecured line of credit with American Bank & Trust. On June 27, 2011, the Fund repaid the line of credit in full and terminated the agreement. Interest accrued monthly at an annual rate of 6%. There were no principal borrowings outstanding on the unsecured line of credit as of December 31,

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

2010. For the years ended December 31, 2011, 2010 and 2009, interest and fee amortization expense on the unsecured line of credit included in interest expense on the consolidated statement of operations amounted to $39,572, $23,792 and $51,667, respectively.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment portfolio. The SBA made an initial commitment to issue $100,000,000 in the form of debenture securities to the Company on or before September 30, 2012, and during 2010 made a commitment to issue an additional $30,000,000 on or before September 30, 2014. Unused commitments at December 31, 2011 and 2010 were $26,000,000 and $36,500,000, respectively. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

As of December 31, 2011 and December 31, 2010, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling Date(1)	Maturity Date	Fixed Interest Rate	December 31, 2011	December 31, 2010
3/26/2008	3/1/2018	6.188%	$24,750,000	$24,750,000
9/24/2008	9/1/2018	6.442	11,950,000	11,950,000
3/25/2009	3/1/2019	5.337	19,750,000	19,750,000
9/23/2009	9/1/2019	4.950	10,000,000	10,000,000
3/24/2010	3/1/2020	4.825	13,000,000	13,000,000
9/22/2010	9/1/2020	3.932	12,500,000	12,500,000
3/29/2011	3/1/2021	4.801	1,550,000	1,550,000
9/21/2011	9/1/2021	3.594	3,250,000	—
3/21/2012	3/1/2022	(2)	7,250,000	—

			$104,000,000	$93,500,000

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures drawn during the reporting periods may not be pooled until the subsequent pooling date.
(2)	These debentures will pool in March 2012 at which time the current short-term interest rate will reset to a higher long-term fixed interest rate.

Interest on SBA debentures is payable semi-annually on March 1 and September 1. For the years ended December 31, 2011, 2010 and 2009, interest and fee amortization expense on outstanding SBA debentures amounted to $5,448,068, $4,937,773 and $3,636,399, respectively. As of December 31, 2011 and 2010, accrued interest payable totaled $1,718,989 and $1,638,862, respectively. The weighted average fixed interest rate for all SBA debentures as of December 31, 2011 and 2010 was 5.1% and 5.3%, respectively.

Deferred financing costs as of December 31, 2011 and December 31, 2010, are as follows:

	December 31, 2011	December 31, 2010
SBA debenture commitment fees	$1,300,000	$1,300,000
SBA debenture leverage fees	2,522,000	2,267,375
Line of credit fees	—	40,000

Subtotal	3,822,000	3,607,375
Accumulated amortization	(1,134,767)	(812,118)

Net deferred financing costs	$2,687,233	$2,795,257

Note 7. Commitments and Contingencies

Commitments: As of December 31, 2011, the Company had no off-balance sheet arrangements or unfunded commitments. At December 31, 2010, the Company had one outstanding revolver commitment to a portfolio company for $500,000, all of which was unfunded. Such commitments involve elements of credit risk in excess of the amounts recognized in the consolidated statements of assets and liabilities.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

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

Note 8. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,				May 1, 2007 (Inception) Through December 31, 2007(1)*
	2011	2010(1)	2009(1)	2008(1)
					(Unaudited)

Per share data:

Net asset value at beginning of period(2)	$13.33	N/A	N/A	N/A	N/A
Net investment income	1.22	N/A	N/A	N/A	N/A
Net realized loss on investments	(1.31)	N/A	N/A	N/A	N/A
Net unrealized appreciation on investments	1.72	N/A	N/A	N/A	N/A

Total increase from investment operations	1.63	N/A	N/A	N/A	N/A
Capital contributions from partners	0.74	N/A	N/A	N/A	N/A
Capital distributions to partners	(0.16)	N/A	N/A	N/A	N/A
Dividends to stockholders	(0.64)	N/A	N/A	N/A	N/A

Net asset value at end of period	$14.90	N/A	N/A	N/A	N/A

Market value at end of period	$12.97	N/A	N/A	N/A	N/A

Shares outstanding at end of period	9,427,021	N/A	N/A	N/A	N/A
Weighted average shares outstanding during the period (2)	9,427,021	N/A	N/A	N/A	N/A

Ratios to average net assets:
Expenses other than incentive fee	7.5%	20.1%	16.3%	21.1%	40.0%
Incentive fee(3)	1.2%	N/A	N/A	N/A	N/A

Total expenses	8.7%	20.1%	16.3%	21.1%	40.0%
Net investment income	8.5%	18.5%	15.0%	7.4%	(20.7)%
Total return(4)	(9.3)%	10.1%	(4.1)%	4.5%	(20.7)%
Net assets at end of period	$140,482,145	$52,004,664	$48,480,951	$32,573,076	$19,951,653
Average debt outstanding	$97,050,000	$89,760,000	$61,050,000	$32,060,000	$8,190,000
Average debt per share(2)	$10.29	N/A	N/A	N/A	N/A
Portfolio turnover ratio	14.0%	11.2%	0.0%	3.8%	0.0%

*	Annualized for a period less than one year.
(1)	Per share data and shares outstanding at end of period for the years ended December 31, 2010, 2009, 2008 and the period May 1, 2007 (Inception) through December 31, 2007 are not presented as there were no shares of the Company outstanding during the period. The ratios to average net assets and total return represent the amounts for the limited partners only.
(2)	Net asset value per share as of January 1, 2011, weighted average shares outstanding and average debt per share for the year ended December 31, 2011 are presented as if the Offering (including the over-allotment) and Formation Transactions had occurred on January 1, 2011. See Note 2 for a further description of the basis of presentation of the Company’s consolidated financial statements.
(3)	The Investment Advisor voluntarily waived $82,512 of incentive fees for the period June 21, 2011 through June 30, 2011. Incentive fee for the period July 1, 2011 through December 31, 2011 is not annualized.
(4)	The total return for the year ended December 31, 2011 equals the change in the ended market value of the Company’s common stock from the Offering price of $15.00 per share plus dividends paid per share during the period, divided by the Offering price and is not annualized. Total return for the years ended December 31, 2010 and 2009 equals the net increase (decrease) in net asset resulting from operations during the period divided by average net assets.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

Note 9. Dividends

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declaration and distribution during the year ended December 31, 2011.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
7/28/2011	9/12/2011	9/26/2011	$0.32	$3,016,646	—	$—
11/2/2011	12/6/2011	12/20/2011	0.32	3,016,647	—	—

			$0.64	$6,033,293	—	$—

For the year ended December 31, 2011, $1,315,510 of the total $6,033,293 paid to stockholders represented DRIP participation. During this period, the Company satisfied the DRIP participation requirements with the purchase of 101,584 shares of common stock in the open market at an average price of $12.95 per share.

Note 10. Income Taxes

The Company plans to elect to be treated for federal income tax purposes as a RIC beginning as of June 20, 2011, the date of the Company’s Offering and Formation Transactions. As a RIC, the Company generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that the Company distributes to its stockholders as dividends. The Company must generally distribute at least 90% of its investment company taxable income to obtain and maintain its RIC status. As part of maintaining RIC status, undistributed taxable income pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the later of the filing of the federal income tax return for the prior year or the 15th day of the 9th month following the prior tax year. Any such taxable income, however, generally will be subject to a 4% federal excise tax. The Company has accrued $24,108 in estimated excise taxes as of December 31, 2011.

The Taxable Subsidiaries hold certain portfolio investments for the Company. The Taxable Subsidiaries are consolidated for financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in the Company’s consolidated financial statements. The principal purpose of the Taxable Subsidiaries are to permit the Company to hold equity investments in portfolio companies which are “pass through” entities for federal income tax purposes in order to comply with the “source-of-income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated for federal income tax purposes and may generate income tax expense or income tax benefit as a result of their ownership of various portfolio investments. This income tax expense or benefit, if any, is reflected in the Company’s Consolidated Statement of Operations.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

Listed below is a reconciliation of “Net Increase in Net Assets Resulting From Operations” to taxable income and to total distributions declared to common stockholders for the year ended December 31, 2011.

2011 (estimated)(1)
Net increase in net assets resulting from operations	$15,385,613
Earnings prior to Formation Transactions	(7,527,828)
Net change in unrealized appreciation on investments	(5,784,743)
Permanent book income and tax income difference	24,108
Temporary book income and tax income differences	(61,807)
Net realized losses	4,382,300

Taxable income	6,417,643
Ordinary taxable income earned in current period and carried forward for distribution	(384,350)

Total distributions to common stockholders	$6,033,293

(1)	The Company’s taxable income for 2011 is an estimate and will not be finally determined until the Company files its 2011 federal income tax return in 2012. Therefore, the Company’s actual taxable income, and the Company’s actual taxable income that was earned in 2011 and carried forward for distribution in 2012, may be different than this estimate.

For tax purposes, the 2011 dividends distributed to stockholders were ordinary income. The Company estimates that it generated undistributed taxable income of approximately $384,350, or $0.04 per share, during 2011 that will be carried forward toward distributions paid in 2012. Ordinary dividend distributions from a RIC do not qualify for the 15% maximum federal income tax rate on dividend income from certain domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations (which the Company did not receive during the 2011 year).

As of December 31, 2011, the tax basis components of distributable earnings/(accumulated losses) were as follows:

December 31, 2011
Undistributed ordinary income	$384,350
Unrealized appreciation (1)	5,784,743
Permanent book/tax differences	(24,108)
Temporary book/tax differences	61,807
Capital loss carry forward	(4,382,300)

Total	$1,824,492

(1)	In addition, there is unrealized appreciation of $6,420,688 included in additional paid in capital that was recognized prior to the Formation Transactions.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

Note 11. Selected Quarterly Financial Data (unaudited)

	000000000000	000000000000	000000000000	000000000000
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Total investment income	$4,793,763	$5,319,287	$5,950,221	$7,323,326
Net investment income	2,330,230	3,159,929	2,654,716	3,388,063
Net increase in net assets from operations	3,343,148	4,597,242	3,145,552	4,299,671
Net investment income per share (1)	0.25	0.33	0.28	0.36
Net increase in net assets from operations per share (1)	0.35	0.49	0.33	0.46
Net asset value per share at end of period (1)	14.42	14.75	14.77	14.90

	000000000000	000000000000	000000000000	000000000000
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Total investment income	$4,221,916	$4,615,744	$4,332,329	$4,814,769
Net investment income	2,325,450	1,969,840	2,020,193	2,644,154
Net increase in net assets from operations	(3,421,017)	(1,739,306)	3,670,575	6,513,461
Net investment income per share	n/a	n/a	n/a	n/a
Net increase in net assets from operations per share	n/a	n/a	n/a	n/a
Net asset value per share at end of period	n/a	n/a	n/a	n/a

(1)	Per share amounts are presented as if the Offering (including the over-allotment) and Formation Transactions had occurred on January 1, 2011. See Note 2 for a further description of the basis of presentation of the Company’s consolidated financial statements.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

Note 12. Consolidated Schedule of Investments In and Advances To Affiliates

Portfolio Company/Type of Investments (1)	Interest, Fees and Dividends Credited to Income (2)	December 31, 2010 Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2011 Fair Value

Control Investments

Connect-Air International, Inc.
Subordinated Note	$596,563	$4,314,967	$115,464	$4,430,431	$—
Preferred Interest	425,012	4,643,026	425,012	5,068,038	—

Sub Total	1,021,575	8,957,993	540,476	9,498,469	—

Worldwide Express Operations, LLC
Subordinated Note	1,193,692	8,348,609	482,243	147,711	8,683,141
Subordinated Note	1,554,181	9,757,159	1,554,181	110,519	11,200,821
Warrant	—	2,022,010	5,364,090	—	7,386,100
Common Units	—	333,631	995,269	—	1,328,900

Sub Total	2,747,873	20,461,409	8,395,783	258,230	28,598,962

Total Control Investments	$3,769,448	$29,419,402	$8,936,259	$9,756,699	$28,598,962

Affiliate Investments

Avrio Technology Group, LLC
Subordinated Note	$1,339,431	$8,124,876	$436,042	$499,318	$8,061,600
Common Units	—	1,000,000	—	627,800	372,200

Sub Total	1,339,431	9,124,876	436,042	1,127,118	8,433,800

Malabar International
Subordinated Note	154,382	—	4,827,896	—	4,827,896
Preferred Equity	43,480	—	1,985,329	—	1,985,329

Sub Total	197,862	—	6,813,225	—	6,813,225

Medsurant Holdings, LLC
Subordinated Note	589,497	—	7,250,000	—	7,250,000
Preferred Units	—	—	500,000	—	500,000
Warrant	—	—	1,989,900	—	1,989,900

Sub Total	589,497	—	9,739,900	—	9,739,900

Paramount Building Solutions, LLC
Subordinated Note	990,480	6,052,974	247,620	59,931	6,240,663
Common Units	—	3,887,000	—	2,141,600	1,745,400

Sub Total	990,480	9,939,974	247,620	2,201,531	7,986,063

Trantech Radiator Products, Inc.
Subordinated Note	335,055	—	8,981,055	—	8,981,055
Common Shares	—	—	687,500	—	687,500

Sub Total	335,055	—	9,668,555	—	9,668,555

Westminster Cracker Company, Inc.
Subordinated Note	1,259,162	6,795,470	279,813	173,583	6,901,700
Common Units	—	1,000,000	208,197	693,197	515,000

Sub Total	1,259,162	7,795,470	488,010	866,780	7,416,700

Total Affiliate Investments	$4,711,487	$26,860,320	$27,393,352	$4,195,429	$50,058,243

(1)	The principal amount, the ownership detail for equity investments and if the investment is income producing is shown in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees or dividends included in income for the portion of the year an investment was included in Control or Affiliate categories, respectively. Investments are classified as Control or Affiliate investments based upon their applicable designation as of December 31, 2011.
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investment, follow on investments, accrued payment-in-kind interest or dividends, and accretion of original issue discounts and origination fees. Gross Additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments, if any. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

Note 13. Subsequent Events

On January 6, 2012, the Company issued an additional $3,500,000 in SBA debentures.

On January 24, 2012, the Company invested $6,500,000 of subordinated debt in FutureTech Holding Company, a provider of information technology (“IT”) and IT enabled service solutions.

On January 25, 2012, the Company received a commitment from the SBA to issue an additional $20,000,000 in SBA debentures on or before September 30, 2016 and on February 14, 2012, the Company paid $200,000 in related commitment fees.

On February 10, 2012, our board of directors declared a quarterly dividend of $0.34 per share payable on March 28, 2012 to stockholders of record as of March 14, 2012.

On March 5, 2012, the Company issued an additional $11,500,000 in SBA debentures.

On March 5, 2012, the Company invested $10,000,000 of senior debt with warrants in United Biologics, LLC, a provider of allergy testing and immunotherapy services.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “1934 Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a code of ethics for Fidus Investment Corporation (which we call our “Code of Business Conduct”), which all officers, directors and employees of Fidus and its investment adviser, Fidus Investment Advisors, LLC, is expected to observe. The Fidus Investment Corporation Code of Business Conduct is publicly available on our website under “Corporate Governance” at the following URL: http://www.fdus.com/ and is attached to this Annual Report as Exhibit 14.1. We will report any amendments to or waivers of a required provision of our Code of Business Conduct on our website or in a Current Report on Form 8-K.

We will provide any person, without charge, upon request, a copy of our Code of Business Conduct. To receive a copy, please provide a written request to: Fidus Investment Corporation, Attn: Chief Compliance Officer, 1603 Orrington Avenue, Suite 820, Evanston, Illinois 60201.

Except as set forth above, the information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed or incorporated by reference as part of this Annual Report:

(1) Consolidated Financial Statements

(2) Financial Statement Schedules

None.

(3) Exhibits

Unless otherwise noted, the following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Exhibit

3.1	Amended and Restated Articles of Incorporation of the Registrant (Filed as Exhibit (a)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

3.2	Amended and Restated Certificate of Limited Partnership of Fidus Mezzanine Capital, L.P. (Filed as Exhibit (a)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

3.3	Bylaws of the Registrant (Filed as Exhibit (b)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

3.4	Amended and Restated Agreement of Limited Partnership for Fidus Mezzanine Capital, L.P. (Filed as Exhibit (b)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

4.1	Form of Stock Certificate of the Registrant (Filed as Exhibit (d) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

4.2	Agreement to Furnish Certain Instruments (Filed as Exhibit (f)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

10.1	Dividend Reinvestment Plan (Filed as Exhibit (e) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

10.2	Investment Advisory Agreement between Registrant and Fidus Investment Advisors, LLC (Filed as Exhibit (g) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

10.3	Custodian Agreement (Filed as Exhibit (j) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

10.4	Administration Agreement between Registrant and Fidus Investment Advisors, LLC (Filed as Exhibit (k)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

10.5	Trademark License Agreement between Registrant and Fidus Partners, LLC (Filed as Exhibit (k)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

10.6†	Indemnification Agreement by and between Registrant and each of its directors (Filed as Exhibit (k)(3) to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on June 10, 2011 and incorporated herein by reference).

14.1	Fidus Investment Corporation Code of Business Conduct (filed herewith)

21.1	List of Subsidiaries (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith)

†	Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDUS INVESTMENT CORPORATION A Maryland Corporation

Date: March 8, 2012

/s/ EDWARD H. ROSS
Name: Edward H. Ross
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ EDWARD H. ROSS Edward H. Ross	Chairman and Chief Executive Officer (Principal Executive Officer)	March 8, 2012

/s/ CARY L. SCHAEFER Cary L. Schaefer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2012

/s/ THOMAS C. LAUER Thomas C. Lauer	Director	March 8, 2012

/s/ RAYMOND L. ANSTISS, JR. Raymond L. Anstiss	Director	March 8, 2012

/s/ CHARLES D. HYMAN Charles D. Hyman	Director	March 8, 2012

/s/ CHARLES G. PHILLIPS Charles G. Phillips	Director	March 8, 2012