Form 10-Q
period 2012-03-31
FIDUS INVESTMENT Corp
filed 2012-05-03
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 2, 2012, the Registrant had outstanding 9,427,021 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

	March 31, 2012 (unaudited)	December 31, 2011
ASSETS
Investments, at fair value
Control investments (cost: $20,213,422 and $19,916,617, respectively)	$28,925,508	$28,598,962
Affiliate investments (cost: $50,364,398 and $49,913,338, respectively)	49,688,785	50,058,243
Non-Control/Non-Affiliate investments (cost: $134,360,290 and $122,709,976, respectively)	138,427,305	126,088,167

Total investments, at fair value (cost: $204,938,110 and $192,539,931, respectively)	217,041,598	204,745,372
Cash and cash equivalents	40,570,601	39,058,516
Interest receivable	1,644,306	1,686,851
Deferred financing costs (net of accumulated amortization of $1,236,429 and $1,134,767, respectively)	3,149,321	2,687,233
Prepaid expenses and other assets	383,402	465,171

Total assets	262,789,228	248,643,143

LIABILITIES
SBA debentures	119,000,000	104,000,000
Accrued interest payable	459,160	1,718,989
Due to affiliates	2,216,086	2,162,160
Accounts payable and other liabilities	318,393	279,849

Total liabilities	121,993,639	108,160,998

Net assets	$140,795,589	$140,482,145

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 9,427,021 shares issued and outstanding)	$9,427	$9,427
Additional paid-in capital	138,648,226	138,648,226
Undistributed net investment income	837,447	422,049
Accumulated net realized loss on investments	(481,937)	(481,937)
Accumulated net unrealized appreciation on investments	1,782,426	1,884,380

Total net assets	$140,795,589	$140,482,145

Net asset value per share	$14.94	$14.90

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2012	2011
Investment income:
Interest and fee income
Control investments	$720,028	$819,498
Affiliate investments	1,781,576	866,860
Non-control/non-affiliate investments	4,916,484	2,975,084

Total interest and fee income	7,418,088	4,661,442
Dividend income
Control investments	—	116,076
Affiliate investments	30,404	—
Non-control/non-affiliate investments	120,502	—

Total dividend income	150,906	116,076
Interest on idle funds and other income	27,487	16,245

Total investment income	7,596,481	4,793,763

Expenses:
Interest expense	1,442,614	1,324,285
Base management fee	939,408	1,036,213
Incentive fee	877,483	—
Administrative service expenses	229,376	—
Professional fees	257,031	79,673
Other general and administrative expenses	216,363	23,362

Total expenses	3,962,275	2,463,533

Net investment income before income taxes	3,634,206	2,330,230
Income tax expense	13,621	—

Net investment income	3,620,585	2,330,230

Net realized and unrealized gains (losses) on investments:
Realized loss on non-control/non-affiliate investments	—	(7,935,430)
Net change in unrealized appreciation on investments	(101,954)	8,948,348

Net gain (loss) on investments	(101,954)	1,012,918

Net increase in net assets resulting from operations	$3,518,631	$3,343,148

Per common share data:(1)
Net investment income per share-basic and diluted	$0.38	$0.25

Net increase in net assets resulting from operations per share-basic and diluted	$0.37	$0.35

Dividends paid per share	$0.34	n/a

Weighted average number of shares outstanding—basic and diluted	9,427,021	9,427,021

(1)	The weighted average shares outstanding for the three months ended March 31, 2011, are based on the assumption that the number of shares issued in the Formation Transactions and Offering (including the over-allotment) in June and July 2011 (9,427,021 shares of common stock) had been issued on January 1, 2011.

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

		Common Stock		Additional	Undistributed	Accumulated Net Realized	Accumulated Net Unrealized	Total
	Partners’ Capital	Number of Shares	Par Value	Paid in Capital	Net Investment Income	Loss on Investments	Appreciation on Investments	Net Assets
Balances at December 31, 2010	$52,004,664	—	$—	$—	$—	$—	$—	$52,004,664

Capital contributions	7,000,000	—	—	—	—	—	—	7,000,000
Net investment income	2,330,230	—	—	—	—	—	—	2,330,230
Realized loss from investments	(7,935,430)	—	—	—	—	—	—	(7,935,430)
Net change in unrealized appreciation on investments	8,948,348	—	—	—	—	—	—	8,948,348

Balances at March 31, 2011	$62,347,812	—	$—	$—	$—	$—	$—	$62,347,812

Balances at December 31, 2011	$—	9,427,021	$9,427	$138,648,226	$422,049	$(481,937)	$1,884,380	$140,482,145
Net increase in net assets resulting from operations	—	—	—	—	3,620,585	—	(101,954)	3,518,631
Dividends paid	—	—	—	—	(3,205,187)	—	—	(3,205,187)

Balances at March 31, 2012	$—	9,427,021	$9,427	$138,648,226	$837,447	$(481,937)	$1,782,426	$140,795,589

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$3,518,631	$3,343,148
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:

Net change in unrealized appreciation on investments	101,954	(8,948,348)
Realized loss on investments	—	7,935,430
Interest and dividend income paid-in-kind	(1,128,471)	(1,157,822)
Accretion of original issue discount	(258,956)	(132,950)
Accretion of loan origination fees	(22,347)	—
Amortization of deferred financing costs	101,662	89,184
Purchase of investments	(16,944,500)	(256,484)
Principal payments received on debt securities	5,787,594	250,000
Proceeds from loan origination fees	168,500	—
Changes in operating assets and liabilities:
Interest receivable	42,545	(318,274)
Prepaid expenses and other assets	81,769	(49,108)
Accrued interest payable	(1,259,829)	(1,211,942)
Due to affiliates	53,926	3,404
Accounts payable and other liabilities	38,544	(56,854)

Net cash used in operating activities	(9,718,978)	(510,616)

Cash Flows from Financing Activities
Proceeds received from SBA debentures	15,000,000	—
Net proceeds from credit facility	—	750,000
Payment of deferred financing costs	(563,750)	—
Capital contributions	—	7,000,000
Dividends paid to shareholders	(3,205,187)	—

Net cash provided by financing activities	11,231,063	7,750,000

Net increase in cash and cash equivalents	1,512,085	7,239,384

Cash and cash equivalents:
Beginning of period	39,058,516	1,757,139

End of period	$40,570,601	$8,996,523

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$2,600,781	$2,447,044

See Notes to Consolidated Financial Statements (unaudited).

Fidus Investment Corporation

Consolidated Schedule of Investments

March 31, 2012 (unaudited)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK		Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Control Investments (5)

Worldwide Express Operations, LLC	Transportation
Subordinated Note	Services	11.0	%/3.0%	2/1/2014	$8,747,906	$8,747,906	$8,747,906
Subordinated Note		10.0	%/4.0%	2/1/2014	11,404,902	11,195,126	11,404,902
Warrant (213,381 units) (7)						—	7,435,200
Common Units (51,946 units) (7)						270,390	1,337,500

Sub Total						20,213,422	28,925,508	21%

Total Control Investments						20,213,422	28,925,508	21%

Affiliate Investments (5)

Avrio Technology Group, LLC	Electronic
Subordinated Note	Control	9.0	%/7.5%	10/15/2015	8,720,558	8,720,558	8,207,016
Common Units (1,000 units) (7)	Supplier					1,000,000	318,000

Sub Total						9,720,558	8,525,016	6%

Malabar International	Aerospace &
Subordinated Note	Defense	12.5	%/2.5%	5/21/2017	4,894,207	4,860,206	4,860,206
Preferred Equity (1,494 shares)(6)	Manufacturing	6.0	%/0.0%			1,985,897	1,985,897

Sub Total						6,846,103	6,846,103	5%

Medsurant Holdings, LLC	Healthcare
Subordinated Note	Services	14.0	%/0.0%	4/12/2016	7,250,000	5,758,521	7,250,000
Preferred Units (40,750 units)(7)						500,000	500,000
Warrant (166,970 units)(7)						1,669,700	1,989,900

Sub Total						7,928,221	9,739,900	7%

Paramount Building Solutions, LLC	Retail
Subordinated Note	Cleaning	12.0	%/4.0%	2/15/2014	6,303,976	6,303,976	6,303,976
Common Units (107,143 units) (7)						1,500,000	1,188,400

Sub Total						7,803,976	7,492,376	5%

Trantech Radiator Products, Inc.	Utility
Subordinated Note	Equipment	12.0	%/1.8%	5/4/2017	9,065,300	9,023,021	9,023,021
Common Shares (6,875 shares)	Manufacturer					687,500	687,500

Sub Total						9,710,521	9,710,521	7%

Westminster Cracker Company, Inc.	Specialty
Subordinated Note	Cracker	14.0	%/4.0%	11/17/2014	7,146,822	7,146,822	6,970,669
Common Units (1,208,197 units)	Manufacturer					1,208,197	404,200

Sub Total						8,355,019	7,374,869	5%

Total Affiliate Investments						50,364,398	49,688,785	35%

Non-Control/Non-Affiliate Investments (5)

ACFP Management, Inc.	Restaurants
Subordinated Note		12.0	%/2.0%	6/29/2017	7,438,233	7,402,911	7,402,911	5%

Brook & Whittle Limited	Specialty
Subordinated Note	Printing	12.0	%/4.8%	8/9/2016	6,392,440	6,392,440	6,386,200
Subordinated Note		12.0	%/2.0%	8/9/2016	2,129,470	2,018,445	2,018,445
Warrant (1,051 shares)						285,000	511,400
Common Shares (148 Shares)						110,374	72,000

Sub Total						8,806,259	8,988,045	6%

Fidus Investment Corporation

Consolidated Schedule of Investments

March 31, 2012 (continued) (unaudited)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Brook Furniture Rental, Inc.	Furniture
Subordinated Note	Rental	12.0%/1.5%	9/30/2016	$7,658,134	$7,185,829	$7,185,829
Warrants (2.5%)					485,188	485,188

Sub Total					7,671,017	7,671,017	5%

Caldwell & Gregory, LLC	Laundry
Subordinated Note	Services	12.5%/1.5%	4/23/2016	3,478,800	3,478,800	3,478,800
Preferred Units (11,628 units) (7)					1,162,786	1,448,386
Common Units (4,464 units) (7)					4,464	148,500

Sub Total					4,646,050	5,075,686	4%

Connect-Air International, Inc.	Specialty
Subordinated Note	Distribution	12.5%/3.0%	12/31/2014	4,213,879	4,213,879	4,213,879
Preferred Interest (6)		0.0%/10.0%	12/31/2014		5,231,851	5,231,851

Sub Total					9,445,730	9,445,730	7%

Continental Anesthesia Management, LLC	Healthcare
Senior Secured Loan	Services	13.5%/0.0%	11/10/2014	10,200,000	10,054,671	10,200,000
Warrant (263 shares)					276,070	222,600

Sub Total					10,330,741	10,422,600	7%

FutureTech Holding Company	IT Services
Subordinated Note		13.5%/5.5%	2/29/2016	6,566,535	6,504,473	6,504,473	5%

Goodrich Quality Theaters, Inc.	Movie
Subordinated Note	Theaters	12.8%/0.0%	3/31/2015	12,500,000	12,044,441	12,500,000
Warrant (71 shares)					750,000	2,084,800

Sub Total					12,794,441	14,584,800	10%

Innovative Product Achievement, LLC	Healthcare
Subordinated Note	Products	13.0%/2.5%	12/21/2016	6,334,073	6,307,227	6,307,227	4%

Interactive Technology Solutions, LLC (Acentia)
Common Units (499 units)	IT Services				500,000	350,400	0%

Jacob Ash Holdings, Inc.	Apparel
Subordinated Note	Distribution	13.0%/4.0%	8/11/2016	3,500,000	3,484,725	3,500,000
Subordinated Note		13.0%/0.0%	8/11/2016	1,750,000	1,713,519	1,750,000
Preferred Equity (500 shares)(6)		0.0%/15.0%	8/11/2016		518,397	548,542
Warrant (129,630 shares)					67,408	67,408

Sub Total					5,784,049	5,865,950	4%

Jan-Pro Holdings, LLC	Commercial
Subordinated Note	Cleaning	12.5%/3.5%	3/18/2017	7,415,026	7,415,026	7,415,026
Preferred Equity (1,054,619 shares)					832,124	445,800

Sub Total					8,247,150	7,860,826	6%

K2 Industrial Services, Inc.	Industrial
Subordinated Note	Cleaning	11.8%/2.0%	5/23/2017	12,086,798	12,030,660	12,030,660
Preferred Equity (1,200 shares)	& Coatings				1,200,000	1,200,000

Sub Total					13,230,660	13,230,660	9%

Fidus Investment Corporation

Consolidated Schedule of Investments

March 31, 2012 (continued) (unaudited)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Nobles Manufacturing, Inc.	Aerospace &
Subordinated Note	Defense	13.0%/3.0%	4/6/2016	$6,825,000	$6,825,000	$6,825,000
Preferred Equity (1,300,000 shares)	Manufacturing				1,300,000	2,428,300
Common Equity (1,300,000 shares)					—	—

Sub Total					8,125,000	9,253,300	7%

Restoration Holdco, LLC	Restoration &
Senior Secured Note	Mitigation	13.0%/1.0%	8/11/2016	4,752,985	4,585,608	4,439,400
Warrant (11 units)	Services				141,701	103,400

Sub Total					4,727,309	4,542,800	3%

Simplex Manufacturing Co.	Aerospace &
Subordinated Note	Defense	13.0%/0.0%	10/31/2013	4,550,000	4,339,798	4,550,000
Warrant (24 shares)	Manufacturing				710,000	845,200

Sub Total					5,049,798	5,395,200	4%

Tulsa Inspection Resources, Inc.	Oil & Gas
Subordinated Note	Services	14.0%/0.0%	3/12/2014	4,000,000	3,923,460	4,000,000
Subordinated Note		17.5%/0.0%	3/12/2014	648,471	648,471	648,471
Warrant (6 shares)					193,435	855,100
Common Equity (1 share)					94,500	94,500

Sub Total					4,859,866	5,598,071	4%

United Biologics, LLC	Healthcare
Senior Debt	Services	12.0%/2.0%	3/5/2017	10,015,000	9,089,492	9,089,492
Warrant (78,148 units)					838,117	838,117

Sub Total					9,927,609	9,927,609	7%

Total Non-Control/Non-Affiliate Investments					134,360,290	138,427,305	98%

Total Investments					$204,938,110	$217,041,598	154%

(1)	All debt investments are income producing. Equity investments are non-income producing unless otherwise noted.
(2)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(3)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(4)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any.
(5)	See Note 2—Significant Accounting Policies, Investment Classification for definitions of Control and Affiliate classifications.
(6)	Income producing. Maturity date, if any, represents mandatory redemption date.
(7)	Investment is held by a wholly-owned subsidiary of the Company.

See Notes to Consolidated Financial Statements (unaudited).

Fidus Investment Corporation

Consolidated Schedule of Investments

December 31, 2011

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Control Investments (5)

Worldwide Express Operations, LLC	Transportation
Subordinated Note	Services	11.0%/3.0%	2/1/2014	$8,683,141	$8,683,141	$8,683,141
Subordinated Note		0.0%/14.0%	2/1/2014	11,200,821	10,963,086	11,200,821
Warrant (213,381 units) (7)					—	7,386,100
Common Units (51,946 units) (7)					270,390	1,328,900

Sub Total					19,916,617	28,598,962	20%

Total Control Investments					19,916,617	28,598,962	20%

Affiliate Investments (5)

Avrio Technology Group, LLC	Electronic
Subordinated Note	Control	9.0%/7.5%	10/15/2015	8,560,918	8,560,918	8,061,600
Common Units (1,000 units) (7)	Supplier				1,000,000	372,200

Sub Total					9,560,918	8,433,800	6%

Malabar International	Aerospace &
Subordinated Note	Defense	12.5%/2.5%	5/21/2017	4,863,472	4,827,896	4,827,896
Preferred Equity (1,494 shares)(6)	Manufacturing				1,985,329	1,985,329

Sub Total					6,813,225	6,813,225	5%

Medsurant Holdings, LLC	Healthcare
Subordinated Note	Services	14.0%/0.0%	4/12/2016	7,250,000	5,676,797	7,250,000
Preferred Units (40,750 units)(7)					500,000	500,000
Warrant (166,970 units)(7)					1,669,700	1,989,900

Sub Total					7,846,497	9,739,900	7%

Paramount Building Solutions, LLC	Retail
Subordinated Note	Cleaning	12.0%/4.0%	2/15/2014	6,240,663	6,240,663	6,240,663
Common Units (107,143 units) (7)					1,500,000	1,745,400

Sub Total					7,740,663	7,986,063	6%

Trantech Radiator Products, Inc.	Utility
Subordinated Note	Equipment	12.0%/1.8%	5/4/2017	9,025,375	8,981,055	8,981,055
Common Shares (6,875 shares)	Manufacturer				687,500	687,500

Sub Total					9,668,555	9,668,555	7%

Westminster Cracker Company, Inc.	Specialty
Subordinated Note	Cracker	14.0%/4.0%	11/17/2014	7,075,283	7,075,283	6,901,700
Common Units (1,208,197 units)	Manufacturer				1,208,197	515,000

Sub Total					8,283,480	7,416,700	5%

Total Affiliate Investments					49,913,338	50,058,243	36%

Fidus Investment Corporation

Consolidated Schedule of Investments

December 31, 2011 (continued)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments (5)

ACFP Acquisition Company, Inc.	Restaurants
Subordinated Note		12.0%/2.0%	6/29/2017	$7,400,822	$7,363,840	$7,363,840	5%

Brook & Whittle Limited	Specialty
Subordinated Note	Printing	12.0%/4.8%	8/9/2016	6,316,340	6,316,340	6,316,340
Subordinated Note		12.0%/2.0%	8/9/2016	2,118,858	1,993,369	2,038,896
Warrant (1,051 shares)					285,000	550,200
Common Shares (148 Shares)					110,374	77,500

Sub Total					8,705,083	8,982,936	6%

Brook Furniture Rental, Inc.	Furniture
Subordinated Note	Rental	12.0%/1.5%	9/30/2016	7,629,171	7,131,385	7,131,385
Warrants (2.5%)					485,188	485,188

Sub Total					7,616,573	7,616,573	5%

Caldwell & Gregory, LLC	Laundry
Subordinated Note	Services	12.5%/1.5%	4/23/2016	3,465,874	3,465,874	3,465,874
Preferred Units (11,628 units) (7)					1,162,786	1,424,485
Common Units (4,464 units) (7)					4,464	166,700

Sub Total					4,633,124	5,057,059	4%

Connect-Air International, Inc.	Specialty
Subordinated Note	Distribution	12.5%/3.0%	12/31/2014	4,213,879	4,213,879	4,213,879
Preferred Interest (6)		0.0%/10.0%	12/31/2014		5,131,979	5,131,979

Sub Total					9,345,858	9,345,858	7%

Goodrich Quality Theaters, Inc.	Movie
Subordinated Note	Theaters	12.8%/0.0%	3/31/2015	12,500,000	12,007,236	12,500,000
Warrant (71 shares)					750,000	2,080,300

Sub Total					12,757,236	14,580,300	10%

Innovative Product Achievement, LLC	Healthcare
Subordinated Note	Products	13.0%/2.5%	12/21/2016	6,334,073	6,305,809	6,305,809	4%

Interactive Technology Solutions, LLC	Government
Subordinated Note	IT Services	12.0%/3.0%	12/31/2015	5,182,173	5,182,173	5,182,173
Common Units (499 units)					500,000	371,000

Sub Total					5,682,173	5,553,173	4%

Jacob Ash Holdings, Inc.	Apparel
Subordinated Note	Distribution	13.0%/4.0%	8/11/2016	3,555,421	3,539,273	3,539,273
Subordinated Note		13.0%/0.0%	8/11/2016	1,750,000	1,711,444	1,711,444
Preferred Equity (500 shares)(6)		0.0%/15.0%	8/11/2016		497,768	497,768
Warrant (129,630 shares)					67,408	67,408

Sub Total					5,815,893	5,815,893	4%

Fidus Investment Corporation

Consolidated Schedule of Investments

December 31, 2011 (continued)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Jan-Pro Holdings, LLC	Commercial
Subordinated Note	Cleaning	12.5%/3.5%	3/18/2017	$7,350,713	$7,350,713	$7,350,713
Preferred Equity (1,054,619 shares)					832,124	420,200

Sub Total					8,182,837	7,770,913	6%

K2 Industrial Services, Inc.	Industrial
Subordinated Note	Cleaning	11.8%/2.0%	5/23/2017	12,026,000	11,967,141	11,967,141
Preferred Equity (1,200 shares)	& Coatings				1,200,000	1,200,000

Sub Total					13,167,141	13,167,141	9%

Nobles Manufacturing, Inc.	Aerospace &
Subordinated Note	Defense	13.0%/3.0%	4/6/2016	6,825,000	6,825,000	6,825,000
Preferred Equity (1,300,000 shares)	Manufacturing				1,300,000	2,428,300
Common Equity (1,300,000 shares)					—	—

Sub Total					8,125,000	9,253,300	7%

Restoration Holdco, LLC	Restoration &
Senior Secured Note	Mitigation	13.0%/0.0%	8/11/2016	4,400,000	4,241,962	4,241,962
Warrant (9.5 units)	Services				127,139	127,139

Sub Total					4,369,101	4,369,101	3%

Simplex Manufacturing Co.	Aerospace &
Subordinated Note	Defense	13.0%/0.0%	10/31/2013	4,550,000	4,307,693	4,437,900
Warrant (24 shares)	Manufacturing				710,000	406,900

Sub Total					5,017,693	4,844,800	3%

TBG Anesthesia Management, LLC	Healthcare
Senior Secured Loan	Services	13.5%/0.0%	11/10/2014	10,750,000	10,590,891	10,750,000
Warrant (263 shares)					276,070	290,600

Sub Total					10,866,961	11,040,600	8%

Tulsa Inspection Resources, Inc.	Oil & Gas
Subordinated Note	Services	14.0%/0.0%	3/12/2014	4,000,000	3,913,748	3,953,400
Subordinated Note		17.5%/0.0%	3/12/2014	648,471	648,471	648,471
Warrant (6 shares)					193,435	419,000

Sub Total					4,755,654	5,020,871	4%

Total Non-Control/Non-Affiliate Investments					122,709,976	126,088,167	90%

Total Investments					$192,539,931	$204,745,372	146%

(1)	All debt investments are income producing. Equity investments are non-income producing unless otherwise noted.
(2)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(3)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(4)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any.
(5)	See Note 2—Significant Accounting Policies, Investment Classification for definitions of Control and Affiliate classifications.
(6)	Income producing. Maturity date, if any, represents mandatory redemption date.
(7)	Investment is held by a wholly-owned subsidiary of the Company.

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

Note 1. Organization and Nature of Business

Fidus Investment Corporation, a Maryland corporation (“FIC,” and together with its subsidiaries, the “Company”), was formed on February 14, 2011 for the purposes of (i) acquiring 100% of the limited partnership interests of Fidus Mezzanine Capital, L.P. and its consolidated subsidiaries (collectively, the “Fund”) and 100% of the membership interests of the Fund’s general partner, Fidus Mezzanine Capital GP, LLC (“FMCGP”), (ii) raising capital in an initial public offering that was completed in June 2011 (the “Offering”) and (iii) thereafter operating as an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund has also elected to be regulated as a BDC under the 1940 Act. In addition, for federal income tax purposes, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2011.

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

On June 20, 2011, FIC acquired 100% of the limited partnership interests in the Fund and 100% of the equity interests in FMCGP, in exchange for 4,056,521 shares of common stock in FIC (the “Formation Transactions”). The Fund became FIC’s wholly-owned subsidiary, retained its SBIC license, and continues to hold its existing investments and make new investments. The Offering consisted of the sale of 5,370,500 shares of its common stock at a price of $15.00 per share resulting in net proceeds of $73,625,161, after deducting underwriting fees and commissions totaling $5,267,535 and transaction costs associated with the offering totaling $1,664,804. The transaction costs were primarily for accounting, legal and other professional services and were recorded as a reduction to additional paid-in capital. As of March 31, 2012, the Company had 9,427,021 shares of common stock outstanding.

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

Note 2. Significant Accounting Policies

Basis of presentation: The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), as established by the Financial Accounting Standards Board (“FASB”). These consolidated financial statements reflect the guidance in the Accounting Standards Codification (“ASC”), which is the single source of authoritative GAAP recognized by the FASB. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. The current period’s results of operation are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2011.

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

Consolidation: The Company will generally not consolidate its investments in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. As a result, the consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, including the Fund and Fidus Investment GP, LLC, the Fund’s general partner. All significant intercompany balances and transactions have been eliminated.

Fair value of financial instruments: The Company applies fair value to substantially all of its financial instruments in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. The Company measures its portfolio investments at fair value (Level 3). The Company believes that the carrying amounts of other assets and liabilities approximate the fair values of such items due to their short maturity or comparable interest rates, including cash and cash equivalents (Level 1) and SBA debentures (Level 3). See Note 4 to the consolidated financial statements for further discussion regarding the fair value measurements and hierarchy.

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

Revenue recognition: The Company’s revenue recognition policies are as follows:

Investments and related investment income. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the cost basis of the investment. Changes in the fair value of investments from the prior period, as determined by our board of directors (the “Board”) through the application of the Company’s valuation policy, are included as changes in unrealized appreciation or depreciation of investments in the consolidated statement of operations.

Interest, fee and dividend income. Interest and dividend income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest and dividend income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Dividend income is recorded as dividends when declared or at the point an obligation exists for the portfolio company to make a distribution. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is income or a return of capital.

The Company has investments in its portfolio that contain a payment-in-kind interest or dividends provision, which represents contractual interest or dividends that are added to the principal balance and is recorded as income. The Company stops accruing payment-in-kind interest when it is determined that payment-in-kind interest is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash.

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

All transaction fees received in connection with the Company’s investments are recognized as income. Such fees typically include fees for services, including structuring and advisory services, provided to portfolio companies. The Company recognizes income from fees for providing such structuring and advisory services when the services are rendered or the transactions are completed. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as fee income when received. Prior to the Formation Transactions, and in accordance with the prior limited partnership agreement, the Company historically recorded transaction fees provided in connection with the Company’s investments as a direct offset to management fee expense (See Note 5 to the consolidated financial statements). Fee income from structuring and advisory services, amendments and prepayment penalties for the three months ended March 31, 2012 and 2011 totaled $425,037 and $0, respectively.

The Company also typically receives upfront loan origination or closing fees in connection with investments. Such upfront loan origination and closing fees are capitalized as unearned income offset against investments on our statement of assets and liabilities and amortized as additional interest income over the life of the investment. Upfront loan origination and closing fees received in the three months ended March 31, 2012 and 2011 totaled $168,500 and $0, respectively.

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

Income taxes: The Company intends to elect and to qualify to be treated as a RIC under Subchapter M of the Code and, among other things, intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, the Company is required to timely distribute to its stockholders at least 90.0% of “investment company taxable income”, as defined by the Code, each year. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4.0% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to the later of the filing the final tax return related to the year in which the Company generated such taxable income or the 15th day of the 9th month following the close of such taxable year.

The Company has certain indirect wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which generally holds one of its portfolio investments listed on the consolidated schedule of investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investment in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass through entities) while complying with the “source-of-income” requirements contained in the RIC tax provisions. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal corporate income tax purposes, and each Taxable Subsidiary will be subject to U.S. federal corporate income tax on its taxable income. Any such income or expense is reflected in the consolidated statements of operations.

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions at March 31, 2012 and December 31, 2011. The 2008 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities.

Dividends: Dividends and distributions to common stockholders are recorded on the record date. The amount, if any, to be paid as a dividend, is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

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

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if the Company declares a cash dividend, the Company’s stockholders who have not “opted out” of the DRIP at least three days prior to the dividend payment date will have their cash dividend automatically reinvested into additional shares of the Company’s common stock. The Company has the option to satisfy the share requirements of the DRIP through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares will be valued based upon the final closing price of the Company’s common stock on a date determined by the Board. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs. See Note 9 to the consolidated financial statements regarding dividend declarations and distributions.

Earnings and net asset value per share: The earnings per share and weighted average shares outstanding calculations for the three months ended March 31, 2011, are based on the assumption that the number of shares issued in the Formation Transactions and the Offering (including the over-allotment) in June and July 2011 (9,427,021 shares of common stock) had been issued on January 1, 2011.

Recent accounting pronouncements: In May 2011 the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”) (“ASU 2011-04”). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) (collectively, the “Standards Boards”) on fair value measurement. The collective efforts of the Standards Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Standards Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRSs. The amendments to the FASB Codification in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The Company adopted the amendments of ASU 2011-04 as of January 1, 2012. See Note 4 to the consolidated financial statements for the related disclosures. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

In November 2011, the FASB issued ASU 2011-11- Balance Sheet (Topic 210) containing new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company’s effective date is January 1, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position.

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

As of March 31, 2012, the Company had debt and equity investments in 25 portfolio companies with an aggregate fair value of $217,041,598 and a weighted average effective yield on its debt investments of 15.5%. At March 31, 2012, the Company held equity ownership in 88.0% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 8.8%. As of December 31, 2011, the Company had debt and equity investments in 23 portfolio companies with an aggregate fair value of $204,745,372 and a weighted average effective yield on its debt investments of 15.3%. At December 31, 2011, the Company held equity ownership in 91.3% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 9.0%. The weighted average yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2012 and December 31, 2011, including accretion of original issue discount but excluding any debt investments on non-accrual status.

Purchases of debt and equity investments for the three months ended March 31, 2012 and 2011 totaled $16,944,500 and $256,484, respectively. Repayments of portfolio investments for the three months ended March 31, 2012 and 2011 totaled $5,787,594 and $250,000, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	March 31, 2012		December 31, 2011
Cost:
Senior secured loans	$23,729,771	11.6%	$14,832,853	7.7%
Subordinated notes	157,685,240	77.0	155,252,227	80.6
Equity	18,106,480	8.8	17,890,911	9.3
Warrants	5,416,619	2.6	4,563,940	2.4

Total	$204,938,110	100.0%	$192,539,931	100.0%

Fair value:
Senior secured loans	$23,728,892	10.9%	$14,991,962	7.3%
Subordinated notes	159,484,617	73.5	157,098,414	76.7
Equity	18,389,776	8.5	18,852,261	9.3
Warrants	15,438,313	7.1	13,802,735	6.7

Total	$217,041,598	100.0%	$204,745,372	100.0%

All investments made by the Company as of March 31, 2012 and December 31, 2011 were made in portfolio companies located in the United States. The following tables show portfolio composition by geographic region at cost and fair value and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	March 31, 2012		December 31, 2011
Cost:
Midwest	$66,599,726	32.5%	$66,462,930	34.5%
Southwest	42,804,873	20.9	32,412,934	16.8
Northeast	23,445,327	11.4	28,486,629	14.8
Southeast	42,818,332	20.9	36,154,165	18.8
West	29,269,852	14.3	29,023,273	15.1

Total	$204,938,110	100.0%	$192,539,931	100.0%

Fair value:
Midwest	$68,230,193	31.4%	$68,460,815	33.4%
Southwest	51,943,564	24.0	41,605,896	20.3
Northeast	22,579,264	10.4	27,768,702	13.6
Southeast	42,861,644	19.7	36,166,177	17.7
West	31,426,933	14.5	30,743,782	15.0

Total	$217,041,598	100.0%	$204,745,372	100.0%

At March 31, 2012, the Company had one portfolio company investment that represented more than 10% of the total investment portfolio. Such investment represented 13.3% of the fair value of the portfolio and 9.9% of cost as of March 31, 2012. At December 31, 2011, the Company had one portfolio company investment that represented more than 10% of the total investment portfolio. Such investment represented 14.0% of the fair value of the portfolio and 10.3% of cost as of December 31, 2011.

As of March 31, 2012 and December 31, 2011, there were no investments on non-accrual status.

Note 4. Fair Value Measurements

The Company has established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring basis in accordance with ASC Topic 820. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available or reliable, valuation techniques are applied. Under ASC Topic 820, portfolio investments recorded at fair value in the consolidated financial statements are classified within the fair value hierarchy based upon the level of judgment associated with the inputs used to measure their value, as defined below:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets as of the measurement date.

Level 2 — Inputs include quoted prices for similar assets in active markets, or that are quoted prices for identical or similar assets in markets that are not active and inputs that are observable, either directly or indirectly, for substantially the full term, if applicable, of the investment.

Level 3 — Inputs include those that are both unobservable and significant to the overall fair value measurement.

An investment’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s investment portfolio is comprised of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available. Therefore, the Company values all of its portfolio investments at fair value, as determined in good faith by the Board, using Level 3 inputs. Accordingly, the degree of judgment exercised by the Board in determining fair value is greatest for investments classified as Level 3. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the Board’s estimate of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and those differences may be material. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned.

With respect to investments for which market quotations are not readily available, the Company’s Board undertakes a multi-step valuation process each quarter, as described below:

•

the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of the Company’s Investment Advisor responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with the investment committee of the Company’s Investment Advisor;

•

the Board also engages one or more independent valuation firm(s) to conduct independent appraisals of our investments for which market quotations are not readily available. The Company will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. As of March 31, 2012, the Board consulted with the independent valuation firm in arriving at the Company’s determination of fair value on 10 of its portfolio company investments representing 48.7% of the total portfolio investments at fair value. As of December 31, 2011, the Board consulted with the independent valuation firm in arriving at the Company’s determination of fair value on 10 of its portfolio company investments representing 51.3% of the total portfolio investments at fair value;

•

the audit committee of the Board reviews the preliminary valuations of the Investment Advisor and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and

•

the Board discusses these valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the Investment Advisor, the independent valuation firm(s) and the audit committee.

In making the good faith determination of the value of portfolio investments, the Company starts with the cost basis of the security, which includes the amortized OID and payment-in-kind interest or dividends, if any. The transaction price is typically the best estimate of fair value at inception. When evidence supports a subsequent change to the carrying value from the original transaction price, adjustments are made to reflect the expected exit values.

The Company performs detailed valuations of its debt and equity investments, using both the market and income approaches as appropriate. Under the market approach, the Company typically uses the enterprise value methodology to determine the fair value of an investment. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values, from which the Company derives a single estimate of enterprise value. Under the income approach, the Company typically prepares and analyzes discounted cash flow models to estimate the present value of future cash flows of either an individual debt investment or of the underlying portfolio company itself.

The Company evaluates investments in portfolio companies using the most recent portfolio company financial statements and forecasts. The Company also consults with the portfolio company’s senior management to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development and other operational issues.

For the Company’s debt investments, including senior secured loans and subordinated notes, the primary valuation technique used to estimate the fair value is the discounted cash flow method. However, if there is deterioration in credit quality or a debt investment is in workout status, the Company may consider other methods in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. The Company’s discounted cash flow models estimate a range of fair values by applying an appropriate discount rate to the future cash flow streams of its debt investments, based on future interest and principal payments as set forth in the associated loan agreements. The Company prepares a weighted average cost of capital for use in the discounted cash flow model for each investment, based on factors including, but not limited to: current pricing and credit metrics for similar proposed or executed investment transactions of private companies; the portfolio company’s historical financial results and outlook; and the portfolio company’s current leverage and credit quality as compared to leverage and credit quality as of the date the investment was made. The Company may also consider the following factors when determining the fair value of debt investments: the portfolio company’s ability to make future scheduled payments; prepayment penalties; estimated remaining life; the nature and realizable value of any collateral; and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made. The Company estimates the remaining life of its debt investments to generally be the legal maturity date of the instrument, as the Company generally intends to hold its loans to maturity. However, if the Company has information available to it that the loan is expected to be repaid in the near term, it would use an estimated remaining life based on the expected repayment date.

For the Company’s equity investments, including equity and warrants, the Company generally uses a market approach, including valuation methodologies consistent with industry practice, to estimate the enterprise value of portfolio companies. Typically, the enterprise value of private companies are based on multiples of EBITDA, cash flows, net income, revenues, or in limited cases, book value. In estimating the enterprise value of a portfolio company, the Company analyzes various factors consistent with industry practice, including but not limited to original transaction multiples, the portfolio company’s historical and projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the nature and realizable value of any collateral, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public. Where applicable, the Company considers the Company’s ability to influence the capital structure of the portfolio company, as well as the timing of a potential exit.

The Company may also utilize an income approach when estimating the fair value of its equity securities, either as a primary methodology if consistent with industry practice or if the market approach is otherwise not applicable, or as a supporting methodology to corroborate the fair value ranges determined by the market approach. The Company typically prepares and analyzes discounted cash flow models based on projections of the future free cash flows (or earnings) of the portfolio company. The Company considers various factors, including but not limited to the portfolio company’s projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public.

The Company’s debt and equity investments are subject to market risk. Market risk is the potential for changes in the value of investments due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the three months ended March 31, 2012 and 2011.

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and 2012:

	Senior Secured Loans	Subordinated Notes	Equity	Warrants	Total
Balance, December 31, 2010	$16,302,829	$106,323,193	$13,622,546	$5,092,910	$141,341,478
Realized loss on investments	—	—	(6,627,973)	(1,307,457)	(7,935,430)
Net change in unrealized appreciation on investments	(208,162)	(229,422)	6,423,185	2,962,747	8,948,348
Purchase of investments	250,000	—	6,484	—	256,484
Principal payments received on debt securities	(250,000)	—	—	—	(250,000)
Interest and dividend income paid-in-kind	—	1,041,746	116,076	—	1,157,822
Accretion of original issue discount	44,962	87,988	—	—	132,950

Balance, March 31, 2011	$16,139,629	$107,223,505	$13,540,318	$6,748,200	$143,651,652

Balance, December 31, 2011	$14,991,962	$157,098,414	$18,852,261	$13,802,735	$204,745,372
Net change in unrealized appreciation on investments	(159,988)	(46,811)	(678,055)	782,900	(101,954)
Purchase of investments	9,497,322	6,500,000	94,500	852,678	16,944,500
Principal payments received on debt securities	(550,000)	(5,237,594)	—	—	(5,787,594)
Interest and dividend income paid-in-kind	17,984	991,656	118,831	—	1,128,471
Proceeds from loan origination fees	(103,500)	(65,000)	—	—	(168,500)
Accretion of loan origination fees	3,631	18,148	568	—	22,347
Accretion of original issue discount	31,481	225,804	1,671	—	258,956

Balance, March 31, 2012	$23,728,892	$159,484,617	$18,389,776	$15,438,313	$217,041,598

The total change in unrealized appreciation (depreciation) included in the consolidated statements of operations attributable to Level 3 investments still held at March 31, 2012 and 2011, was $(101,954) and $1,019,402, respectively.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 debt and equity investments as of March 31, 2012:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at March 31, 2012	Valuation Techniques	Unobservable Input	Range
Debt investments	$183,213,509	Market comparable companies	EBITDA multiples	4.5x - 11.6x
		Discounted cash flow	Weighted average cost of capital	13.4% - 20.9%

Equity investments	$33,828,089	Market comparable companies	EBITDA multiples	4.5x - 11.6x

The significant unobservable inputs used in the fair value measurement of the Company’s debt investments, including senior secured loans and subordinated notes, are weighted average cost of capital and EBITDA multiples. Significant increases (or decreases) in either of these inputs in isolation could have a significant impact on estimated fair values, with the fair value of a debt investment susceptible to change in inverse relation to a change in the discount rate. Often, a change in the assumption used for the EBITDA multiple is accompanied by an inversely related change in the weighted average cost of capital.

The significant unobservable inputs used in the fair value measurement of the Company’s equity investments, including equity and warrants, are EBITDA multiples. Significant increases (or decreases) in this inputs could result in a significantly higher (or lower) estimate of fair value.

Note 5. Related Party Transactions

Prior management agreement: Prior to the consummation of the Formation Transactions, the Fund had entered into a management agreement with Fidus Capital, LLC, our Investment Advisor’s predecessor, to manage the day-to-day operational and investment activities of the Fund. The Fund paid Fidus Capital, LLC, each fiscal quarter in advance, 0.5% of the sum of (i) the Fund’s Regulatory Capital (as defined in the SBIC Act), (ii) any Permitted Distribution as defined by the previous partnership agreement, and (iii) an assumed two tiers (two times) of outstanding SBA debenture leverage on the sum of clauses (i) and (ii) up to the maximum amount as determined by the SBA, currently $150.0 million. Under the previous agreement, gross management fees for the three months ended March 31, 2011 were $1,036,213 and there was no management fee offset (transaction fees received in connection with the Fund’s investments).

New management and incentive fee agreement: Concurrent with the Formation Transactions, the Company entered into the Investment Advisory Agreement with the Investment Advisor. Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Board, the Investment Advisor provides investment advisory services to the Company. For providing these services, the Investment Advisor receives a fee, consisting of two components — a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. Up to and including the first full calendar quarter of the Company’s operations, the base management fee is calculated based on the initial value of the Company’s total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the closing of the Formation Transactions. The base management fee under the Investment Advisory Agreement for the three months ended March 31, 2012 totaled $939,408.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee expense for the three months ended March 31, 2012 totaled $897,874.

The second part of the incentive fee is a capital gains incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Formation Transactions, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equal the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee payable equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee payable for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. The Company will accrue the capital gains incentive fee if, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) is positive. If, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation). During the three months ended March 31, 2012, as a result of a decrease in net unrealized appreciation, the Company recognized a reversal of accrued capital gains incentive fee totaling $20,391. The accrued capital gains incentive fee is recorded in the due to affiliates line in the consolidated statement of assets and liabilities.

The sum of the income incentive fee and the capital gains incentive fee is the incentive fee and is reported in the consolidated statement of operations.

Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually by the Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of the Company’s directors who are not “interested persons.” The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Investment Advisor and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of the Company’s outstanding voting securities may also terminate the Investment Advisory Agreement without penalty.

Administration Agreement: Concurrent with the Formation Transactions, the Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides it clerical, bookkeeping and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies to which the Company is required to provide such assistance. Under the Administration Agreement, administrative expenses for services provided for the three months ended March 31, 2012 totaled $229,376.

Note 6. Debt

Credit facility: The Fund previously had a $5,000,000 unsecured line of credit with American Bank & Trust. On June 27, 2011, the Fund repaid the line of credit in full and terminated the agreement. Interest accrued monthly at an annual rate of 6%. There were no principal borrowings outstanding on the unsecured line of credit as of December 31, 2011. For the three months ended March 31, 2011, interest and fee amortization expense on the unsecured line of credit included in interest expense on the consolidated statement of operations amounted to $4,250.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment portfolio. The SBA has made commitments to issue $150,000,000 in the form of debenture securities to the Company on or before September 30, 2016. Unused commitments as of March 31, 2012 were $31,000,000. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

As of March 31, 2012 and December 31, 2011, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling Date(1)	Maturity Date	Fixed Interest Rate	March 31, 2012	December 31, 2011
3/26/2008	3/1/2018	6.188%	$24,750,000	$24,750,000
9/24/2008	9/1/2018	6.442	11,950,000	11,950,000
3/25/2009	3/1/2019	5.337	19,750,000	19,750,000
9/23/2009	9/1/2019	4.950	10,000,000	10,000,000
3/24/2010	3/1/2020	4.825	13,000,000	13,000,000
9/22/2010	9/1/2020	3.932	12,500,000	12,500,000
3/29/2011	3/1/2021	4.801	1,550,000	1,550,000
9/21/2011	9/1/2021	3.594	3,250,000	3,250,000
3/21/2012	3/1/2022	3.483	3,250,000	3,250,000
3/21/2012	3/1/2022	3.051	19,000,000	4,000,000

			$119,000,000	$104,000,000

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures drawn during the reporting periods may not be pooled until the subsequent pooling date.

Interest on SBA debentures is payable semi-annually on March 1 and September 1. For the three months ended March 31, 2012 and 2011, interest and fee amortization expense on outstanding SBA debentures amounted to $1,442,614 and $1,320,035 respectively. As of March 31, 2012 and December 31, 2011, accrued interest payable totaled $459,160 and $1,718,989, respectively. The weighted average fixed interest rate for all SBA debentures as of March 31, 2012 and December 31, 2011 was 4.9% and 5.1%, respectively.

Deferred financing costs as of March 31, 2012 and December 31, 2011, are as follows:

	March 31, 2012	December 31, 2011
SBA debenture commitment fees	$1,500,000	$1,300,000
SBA debenture leverage fees	2,885,750	2,522,000

Subtotal	4,385,750	3,822,000
Accumulated amortization	(1,236,429)	(1,134,767)

Net deferred financing costs	$3,149,321	$2,687,233

Note 7. Commitments and Contingencies

Commitments: As of March 31, 2012 and December 31, 2011, the Company had no off-balance sheet arrangements or unfunded commitments.

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

Note 8. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011(1)
Per share data:
Net asset value at beginning of period	$14.90		$13.33
Net investment income	0.38		0.25
Net realized loss on investments	—		(0.84)
Net unrealized appreciation on investments	(0.01)		0.94

Total increase from investment operations	0.37		0.35
Capital contributions from partners prior to formation transactions	—		0.74
Dividends to stockholders	(0.34)
Other/rounding	0.01		—

Net asset value at end of period	$14.94		$14.42

Market value at end of period	$14.01	$	N/A

Shares outstanding at end of period	9,427,021		9,427,021
Weighted average shares outstanding during the period	9,427,021		9,427,021

Ratios to average net assets (annualized):
Expenses other than incentive fee	8.8%		18.1%
Incentive fee	2.5%		—

Total expenses	11.3%		18.1%
Net investment income	10.3%		15.8%
Total return(2)	8.0%		5.7%
Net assets at end of period	$140,795,589		$62,347,812
Average debt outstanding	$111,500,000		$93,875,000
Average debt per share	$11.83		$9.96
Portfolio turnover ratio (annualized)	11.0%		0.7%

(1)	Per share data and shares outstanding for the three months ended March 31, 2011 are presented as if the Offering (including the over-allotment) and Formation Transactions had occurred on January 1, 2011. The ratios to average net assets and total return represent the amounts for limited partners only.
(2)	The total return for the three months ended March 31, 2012 equals the change in the ending market value of the Company’s common stock plus dividends paid per share during the period, divided by the beginning common stock price and is not annualized. Total return for the three months ended March 31, 2011 equals the net increase in net asset resulting from operations during the period divided by average net assets and is not annualized.

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declaration and distribution during the three months ended March 31, 2012.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
2/10/2012	3/14/2012	3/28/2012	$0.34	$3,205,187	—	$—

For the three months ended March 31, 2012, $590,709 of the total $3,205,187 paid to stockholders represented DRIP participation. During this period, the Company satisfied the DRIP participation requirements with the purchase of 43,029 shares of common stock in the open market at an average price of $13.73 per share.

Note 10. Subsequent Events

On April 4, 2012, the Company purchased $1,000,000 in common units of United Biologics, LLC, an existing portfolio company and provider of allergy testing and immunotherapy services.

On April 30, 2012, the Board declared a quarterly dividend of $0.36 per share payable on June 27, 2012 to stockholders of record as of June 13, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Fidus Investment Corporation’s consolidated financial statements and related notes appearing in our annual report on Form 10-K for the year ended December 31, 2011, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 8, 2012. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 8, 2012. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the 1933 Act.

Organization

Fidus Investment Corporation was formed as a Maryland corporation on February 14, 2011. On June 20, 2011, Fidus Investment Corporation acquired all of the limited partnership interests of Fidus Mezzanine Capital, L.P. (the “Fund”) and membership interests of Fidus Mezzanine Capital GP, LLC, its general partner, through the Formation Transactions (as defined in Note 1 to the consolidated financial statements), resulting in the Fund becoming our wholly-owned SBIC subsidiary. Immediately following the Formation Transactions, we and the Fund elected to be treated as business development companies (“BDC”) under the 1940 Act and our investment activities have been managed by Fidus Investment Advisors, LLC (our “Investment Advisor”) and supervised by our Board, a majority of whom are independent of us.

In June 2011, we closed our initial public offering, issuing a total of 5,370,500 shares of common stock at a price of $15.00 per share resulting in net proceeds of $73.6 million, after deducting underwriting fees totaling $5.3 million and transaction costs associated with the offering totaling $1.7 million. Our shares are listed on The NASDAQ Global Select Market under the symbol “FDUS.”

The Fund is licensed by the United States Small Business Administration (“SBA”) as a Small Business Investment Company (“SBIC”) and we plan to continue to operate the Fund as an SBIC, subject to SBA approval, and to utilize the proceeds of the sale of SBA debentures to enhance returns to our stockholders. We have also made, and continue to make, investments directly through Fidus Investment Corporation. We believe that utilizing both entities as investment vehicles provides us with access to a broader array of investment opportunities. Given our access to lower cost capital through the SBA’s SBIC debenture program, we expect that the majority of our investments will continue to be made through the Fund. As of March 31, 2012, we had investments in 25 portfolio companies with an aggregate fair value of $217.0 million and cost of $204.9 million.

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

Revenues: We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on equity investments. Our debt investments, whether in the form of mezzanine, senior secured or unitranche loans, typically have a term of three to seven years and bear interest at a fixed rate but may bear interest at a floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity may reflect the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or PIK interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, or structuring fees and fees for providing managerial assistance. Loan origination fees, original issue discount and market discount or premium, if any, are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Interest and dividend income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest and dividend income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. Dividend income is recorded as dividends are declared or at the point an obligation exists for the portfolio company to make a distribution. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is income or a return of capital.

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

•

administration fees and expenses, if any, payable under the Administration Agreement (including payments under the Administration Agreement between us and our Investment Advisor based upon our allocable portion of our Investment Advisor’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our chief compliance officer, our chief financial officer, and their respective staffs);

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

Portfolio Composition, Investment Activity and Yield

During the three months ended March 31, 2012, we invested $16.9 million in two new and two existing portfolio companies. The new investments consisted primarily of subordinated notes ($6.5 million, or 38.4%), senior secured loans ($9.5 million, or 56.0%), warrants ($0.9 million, or 5.0%) and equity securities ($0.1 million, or 0.6%). During the three months ended March 31, 2012 we received proceeds from repayments of principal of $5.8 million. During the year ended December 31, 2011, we invested $78.0 million in nine new and five existing portfolio companies. The new investments consisted primarily of subordinated notes ($64.2 million, or 82.4%), senior secured loans ($4.8 million, or 6.2%), warrants ($2.4 million, or 3.0%) and equity securities ($6.6 million, or 8.4%). During the year ended December 31, 2011 we received proceeds from repayments of principal of $23.3 million.

As of March 31, 2012, our investment portfolio totaled $217.0 million and consisted of 25 portfolio companies. As of March 31, 2012, our debt portfolio was comprised entirely of fixed rate investments. Overall, the portfolio had a net unrealized appreciation of $12.1 million as of March 31, 2012. Our average portfolio company investment at amortized cost was $8.2 million as of March 31, 2012.

As of December 31, 2011, our investment portfolio totaled $204.7 million and consisted of 23 portfolio companies. As of December 31, 2011, our debt portfolio was comprised entirely of fixed rate investments. Overall, the portfolio had a net unrealized appreciation of $12.2 million as of December 31, 2011. Our average portfolio company investment at amortized cost was $8.4 million as of December 31, 2011.

The weighted average yield on debt investments at their cost basis at March 31, 2012 and December 31, 2011 was 15.5% and 15.3%, respectively. Yields are computed using interest rates as of the balance sheet date and include amortization of original issue discount. Yields do not include debt investments that were on non-accrual status as of the balance sheet date.

The following table shows the portfolio composition by investment type at cost and fair value as a percentage of total investments:

	As of March 31, 2012	As of December 31, 2011
Cost
Senior secured loans	11.6%	7.7%
Subordinated notes	77.0	80.6
Equity	8.8	9.3
Warrants	2.6	2.4

Total	100.0%	100.0%

Fair Value
Senior secured loans	10.9%	7.3%
Subordinated notes	73.5	76.7
Equity	8.5	9.3
Warrants	7.1	6.7

Total	100.0%	100.0%

The following table shows the portfolio composition by geographic region at cost and fair value as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	As of March 31, 2012	As of December 31, 2011
Cost
Midwest	32.5%	34.5%
Southwest	20.9	16.8
Northeast	11.4	14.8
Southeast	20.9	18.8
West	14.3	15.1

Total	100.0%	100.0%

Fair Value
Midwest	31.4%	33.4%
Southwest	24.0	20.3
Northeast	10.4	13.6
Southeast	19.7	17.7
West	14.5	15.0

Total	100.0%	100.0%

The following tables show the detailed industry composition of our portfolio at cost and fair value as a percentage of total investments:

	As of March 31, 2012	As of December 31, 2011
Cost
Healthcare services	13.8%	9.7%
Transportation services	9.9	10.3
Aerospace & defense manufacturing	9.8	10.4
Movie theaters	6.2	6.6
Industrial cleaning & coatings	6.5	6.8
Utility equipment manufacturing	4.7	5.0
Specialty distribution	4.6	4.9
Printing services	4.3	4.5
Electronic components supplier	4.7	5.0
Commercial cleaning	4.0	4.2
Retail cleaning	3.8	4.0
Furniture rental	3.7	4.0
Specialty cracker manufacturer	4.1	4.3
Restaurants	3.6	3.8
Information technology services	3.4	3.0
Healthcare products	3.1	3.3
Apparel distribution	2.8	3.0
Oil & gas services	2.4	2.5
Laundry services	2.3	2.4
Restoration & mitigation services	2.3	2.3

Total	100.0%	100.0%

	As of March 31, 2012	As of December 31, 2011
Fair Value
Healthcare services	13.9%	10.1%
Transportation services	13.3	14.0
Aerospace & defense manufacturing	9.9	10.2
Movie theaters	6.7	7.1
Industrial cleaning & coatings	6.1	6.4
Utility equipment manufacturing	4.5	4.8
Specialty distribution	4.4	4.6
Printing services	4.1	4.4
Electronic components supplier	3.9	4.1
Commercial cleaning	3.6	3.8
Retail cleaning	3.5	3.9
Furniture rental	3.5	3.7
Specialty cracker manufacturer	3.4	3.6
Restaurants	3.4	3.6
Information technology services	3.2	2.7
Healthcare products	2.9	3.1
Apparel distribution	2.7	2.8
Oil & gas services	2.6	2.5
Laundry services	2.3	2.5
Restoration & mitigation services	2.1	2.1

Total	100.0%	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
Investment Rating	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
	(Dollars in thousands)
1	$8,773	4.0%	$8,715	4.3%
2	197,355	90.9	180,751	88.2
3	10,914	5.1	15,279	7.5
4	—	—	—	—
5	—	—	—	—

Totals	$217,042	100.0%	$204,745	100.0%

Based upon our investment rating system, the weighted average rating of our portfolio as of both March 31, 2012 and December 31, 2011 was 2.0. As of March 31, 2012 and December 31, 2011, we had no investments on non-accrual status.

Discussion and Analysis of Results of Operations

Comparison of three months ended March 31, 2012 and March 31, 2011

Investment Income

For the three months ended March 31, 2012, total investment income was $7.6 million, an increase of $2.8 million, or 58.5%, over the $4.8 million of total investment income for the three months ended March 31, 2011. The increase was primarily attributable to a $2.8 million increase in interest and fee income from investments. The increase in interest and fee income is primarily due to higher average levels of outstanding debt investments and higher fee income of $0.4 million in the three months ended March 31, 2012 compared to the prior year period.

Expenses

For the three months ended March 31, 2012, total expenses were $4.0 million, an increase of $1.5 million or 60.8%, over the $2.5 million of total expenses for the three months ended March 31, 2011. The increase in total expenses was primarily attributable to an increase in incentive and administrative service fees, interest expense, professional fees and other general and administrative expenses partially offset by a decrease in the base management fee. Incentive fees increased $0.9 million and administrative service expenses increased $0.2 million due to the new Investment Advisory and Administration Agreements. Interest expense increased $0.1 million as a result of higher average balances of SBA debentures outstanding during the three months ended March 31, 2012 than the comparable period in 2011. Professional fees increased $0.2 million primarily due to increased legal and accounting costs associated with being a publicly-traded company. Other general and administrative expenses increased $0.2 million primarily due to increased director fees, insurance costs and other corporate expenses related to being a publicly-traded company. The base management fee decreased $0.1 million primarily due to lower management fees in the three months ended March 31, 2012 as a result of the new Investment Advisory Agreement compared with the prior year period.

Net Investment Income

As a result of the $2.8 million increase in total investment income as compared to the $1.5 million increase in total expenses, net investment income increased $1.3 million, or 55.4% for the three months ended March 31, 2012 to $3.6 million compared to net investment income of $2.3 million during the three months ended March 31, 2011.

Net Increase in Net Assets Resulting From Operations

For the three months ended March 31, 2012, the total realized loss on investments was zero. For the three months ended March 31, 2011, the total realized loss on investments was $7.9 million, resulting from one non-control/non-affiliate investment.

During the three months ended March 31, 2012, we recorded net unrealized depreciation of $0.1 million comprised of $0.2 million of net unrealized depreciation on debt investments, partially offset by $0.1 million of net unrealized appreciation on equity investments. During the three months ended March 31, 2011, we recorded net unrealized appreciation of $8.9 million. This consisted of $1.5 million of net unrealized appreciation on equity investments and $7.9 million of reclassifications to realized loss on investments (resulting in unrealized appreciation), partially offset by $0.4 million of net unrealized depreciation on debt investments.

As a result of these events, our net increase in net assets resulting from operations during the three months ended March 31, 2012, was $3.5 million, or an increase of $0.2 million compared to a net increase in net assets resulting from operations of $3.3 million during the three months ended March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2012, we had $40.6 million in cash and cash equivalents, and our net assets totaled $140.8 million. We believe that our current cash and cash equivalents on hand, our available SBA leverage and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next 12 months. We intend to generate additional cash primarily from future offerings of securities, future borrowings as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders.

Cash Flows

For the three months ended March 31, 2012, we experienced a net increase in cash and cash equivalents in the amount of $1.5 million. During that period, we used $9.7 million in cash in operating activities, primarily for the funding of $16.9 million of investments, partially offset by $5.8 million of principal repayments received and $3.6 million of net investment income. During the same period, we generated $11.2 million from financing activities, consisting primarily of proceeds from SBA debentures of $15.0 million. These increases were partially offset by cash dividends paid to stockholders in the amount of $3.2 million and payment of deferred financing fees totaling $0.6 million.

For the three months ended March 31, 2011, we experienced a net increase in cash and cash equivalents in the amount of $7.2 million. During that period, we used $0.5 million in cash in operating activities, primarily related to cash payments for interest on borrowings of approximately $2.4 million, the management fee of $1.0 million and other expenses partially offset by cash interest receipts of $3.2 million. During the same period, we generated $7.8 million from financing activities, consisting of net borrowings under our credit facility totaling $0.8 million and capital contributions from the Fund’s partner’s prior to the Formation Transactions of $7.0 million.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of debt and additional equity capital. The Fund is a licensed SBIC, and has the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC as of March 31, 2012 was $150.0 million. Debentures guaranteed by the SBA have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of March 31, 2012, the Fund had $119.0 million of outstanding SBA debentures, which had a weighted average interest rate of 4.9%. Based on its $75.0 million of regulatory capital as of March 31, 2012, the Fund has the current capacity to issue up to an additional $31.0 million of SBA debentures. For more information on the SBA debentures the Fund has issued, please see Note 6 to our consolidated financial statements.

We intend to apply for a second SBIC license through which we may issue more SBA debentures to fund additional investments; however, we can make no assurances that, if we do apply, the SBA will approve such application. The SBA regulations currently limit the amount that is available to be borrowed by the Fund to $150.0 million. If we apply and are approved by the SBA for a second SBIC license, the maximum amount of outstanding SBA debentures for two or more SBICs under common control cannot exceed $225.0 million. However, as a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200.0%. This requirement limits the amount that we may borrow. We have received exemptive relief from the SEC to allow us to exclude any indebtedness guaranteed by the SBA and issued by the Fund from the 200.0% asset coverage requirements, which, in turn, will enable us to fund more investments with debt capital.

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board, including independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. As discussed in our definitive Proxy Statement relating to our 2012 Annual Meeting filed on April 27, 2012 with the Securities and Exchange Commission, we have submitted a proposal to our stockholders that, if approved, would authorize us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a period of one year. If our stockholders do not authorize us to sell stock below net asset value and if additional funds are not available to us, we could be forced to curtail or cease new investment activities.

Distributions

In order to maintain our RIC status and to avoid corporate level tax on the income we distribute to our stockholders, we will be required under the Code to distribute at least 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, to avoid a 4.0% nondeductible U.S. federal excise tax, we must distribute at least 98.0% of our net ordinary income and 98.2% of our capital gain net income on an annual basis as well as any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which we previously paid no U.S. federal income tax. We intend to continue distributing regular quarterly dividends to our stockholders, as determined by our Board. In the three months ended March 31, 2012, the Company made its third dividend payment to stockholders of $3.2 million or $0.34 per share.

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

Current Market Conditions

Though global credit and other financial market conditions have improved and stability has increased throughout the international financial system, the uncertainty surrounding the United States’ rapidly increasing national debt and continuing global economic malaise have kept markets volatile. These unstable conditions could continue for a prolonged period of time. Although we have been able to secure access to additional liquidity, including our public stock offering in 2011 and leverage available through the SBIC program, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

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

Our investments generally consist of illiquid securities including debt and equity investments in lower middle-market companies. Investments for which market quotations are readily available are valued at such market quotations. Because we expect that there will not be a readily available market for substantially all of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our Board using a documented valuation policy and consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the difference could be material.

With respect to investments for which market quotations are not readily available, our Board undertakes a multi-step valuation process each quarter, as described below:

•

our quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of our Investment Advisor responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with the investment committee of our Investment Advisor;

•

our Board also engages one or more independent valuation firms to provide an independent appraisal for each of our investments at least once in every calendar year, and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment;

•

the audit committee of our Board reviews the preliminary valuations of our Investment Advisor and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and

•

the Board discusses the valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our Investment Advisor, the independent valuation firm(s) and the audit committee.

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

We perform detailed valuations of our debt and equity investments, using both the market and income approaches as appropriate. Under the market approach, we typically use the enterprise value methodology to determine the fair value of an investment. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values, from which we derive a single estimate of enterprise value. Under the income approach, we typically prepare and analyze discounted cash flow models to estimate the present value of future cash flows of either an individual debt investment or of the underlying portfolio company itself.

We evaluate investments in portfolio companies using the most recent portfolio company financial statements and forecasts. We also consult with the portfolio company’s senior management to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development and other operational issues.

For our debt investments, the primary valuation technique used to estimate the fair value is the discounted cash flow method. However, if there is deterioration in credit quality or a debt investment is in workout status, we may consider other methods in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. Our discounted cash flow models estimate a range of fair values by applying an appropriate discount rate to the future cash flow streams of our debt investments, based on future interest and principal payments as set forth in the associated loan agreements. We prepare a weighted average cost of capital for use in the discounted cash flow model for each investment, based on factors including, but not limited to: current pricing and credit metrics for similar proposed or executed investment transactions of private companies; the portfolio company’s historical financial results and outlook; and the portfolio company’s current leverage and credit quality as compared to leverage and credit quality as of the date the investment was made. We may also consider the following factors when determining the fair value of debt investments: the portfolio company’s ability to make future scheduled payments; prepayment penalties; estimated remaining life; the nature and realizable value of any collateral; and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made. We estimate the remaining life of our debt investments to generally be the legal maturity date of the instrument, as we generally intend to hold loans to maturity. However, if we have information available to us that the loan is expected to be repaid in the near term, we would use an estimated remaining life based on the expected repayment date.

For our equity investments, we generally use a market approach, including valuation methodologies consistent with industry practice, to estimate the enterprise value of portfolio companies. Typically, the enterprise value of private companies are based on multiples of EBITDA, cash flows, net income, revenues, or in limited cases, book value. In estimating the enterprise value of a portfolio company, we analyze various factors consistent with industry practice, including but not limited to original transaction multiples, the portfolio company’s historical and projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the nature and realizable value of any collateral, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public. Where applicable, we consider our ability to influence the capital structure of the portfolio company, as well as the timing of a potential exit.

We may also utilize an income approach when estimating the fair value of our equity securities, either as a primary methodology if consistent with industry practice or if the market approach is otherwise not applicable, or as a supporting methodology to corroborate the fair value ranges determined by the market approach. We typically prepare and analyze discounted cash flow models based on projections of the future free cash flows (or earnings) of the portfolio company. We consider various factors, including but not limited to the portfolio company’s projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Investments and related investment income. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the cost basis of the investment. Changes in the fair value of investments from the prior period, as determined by our Board through the application of our valuation policy, are included as changes in unrealized appreciation or depreciation of investments in the consolidated statement of operations.

Interest, fee and dividend income. Interest and dividend income is recorded on the accrual basis to the extent that we expect to collect such amounts. Interest and dividend income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. Dividend income is recorded as dividends whendeclared or at the point an obligation exists for the portfolio company to make a distribution. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is income or a return of capital.

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

Recently Issued Accounting Standards

In May 2011 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”) (“ASU 2011-04”). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) (collectively, the “Standards Boards”) on fair value measurement. The collective efforts of the Standards Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Standards Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRSs. The amendments to the FASB Codification in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. We adopted the amendments of ASU 2011-04 as of January 1, 2012. See Note 4 to the consolidated financial statements for the related disclosures. The adoption of ASU 2011-04 did not have a material impact on our consolidated financial statements.

In November 2011, the FASB issued ASU 2011-11- Balance Sheet (Topic 210) containing new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. Our effective date is January 1, 2013. The adoption of this guidance is not expected to have a material impact on our consolidated financial position.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2012 and December 31, 2011, we had no off-balance sheet arrangements.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•

Prior to the consummation of the Formation Transactions, the Fund had entered into a management agreement with Fidus Capital, LLC to manage the day-to-day operational and investment activities of the Fund. Under the previous agreement, gross management fees for the three months ended March 31, 2011 were $1.3 million. See Note 5 to our consolidated financial statements.

•

In connection with the Formation Transactions, the Fund terminated its management services agreement with Fidus Capital, LLC and we entered into the Investment Advisory Agreement with Fidus Investment Advisors, LLC, as our Investment Advisor. The investment professionals of Fidus Investment Advisors, LLC were also the investment professionals of Fidus Capital, LLC. We entered into the Investment Advisory Agreement with Fidus Investment Advisors, LLC to manage our day-to-day operating and investing activities. We pay our Investment Advisor a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. See Note 5 to our consolidated financial statements.

Edward H. Ross, our Chairman and Chief Executive Officer, Cary L. Schaefer, our Chief Financial Officer, Chief Compliance Officer and Secretary, and Thomas C. Lauer, one of our directors, are all managers of Fidus Investment Advisors, LLC.

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

In connection with the Offering and our election to be regulated as a BDC, we applied for and received exemptive relief from the SEC on March 27, 2012 to allow us to take certain actions that would otherwise be prohibited by the 1940 Act, as applicable to BDCs. The relief permits Fidus Investment Corporation and Fidus Mezzanine Capital, L.P. to operate effectively as one company, specifically allowing them to: (1) engage in certain transactions with each other; (2) invest in securities in which the other is or proposes to be an investor; (3) file consolidated reports with the Commission; and (4) be subject to modified consolidated asset coverage requirements for senior securities issued by a business development company and its small business investment company subsidiary. The fourth exemption described above allows us to exclude any indebtedness guaranteed by the SBA and issued by Fidus Mezzanine Capital, L.P. from the 200.0% asset coverage requirements applicable to us.

In addition, we, the Fund and our Investment Advisor have each adopted a joint code of ethics that governs the conduct of our and our Investment Advisor’s officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Recent Developments

On April 4, 2012, we purchased $1,000,000 in common units of United Biologics, LLC, an existing portfolio company and provider of allergy testing and immunotherapy services.

On April 30, 2012, the Board declared a quarterly dividend of $0.36 per share payable on June 27, 2012 to stockholders of record as of June 13, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. As of March 31, 2012, all of our debt investments bore interest at fixed rates and all of our pooled SBA debentures bore interest at fixed rates. Assuming that the consolidated statements of assets and liabilities as of March 31, 2012 and December 31, 2011 were to remain constant, a hypothetical 100 basis point change in interest rates would not have a material effect on our level of interest income from debt investments or interest expense.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “1934 Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There were no changes in our internal control over financial reporting during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

Item 1A.	Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Form 10-K for the year ended December 31, 2011 and filed with the SEC on March 8, 2012, which are incorporated herein by reference. These Risk Factors could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to Section 23(c)(1) of the Investment Company Act of 1940, we intend to purchase our common stock in the open market in order to satisfy our Dividend Reinvestment Plan obligations if, at the time of the distribution of any dividend, our common stock is trading at a price per share below net asset value. During the three months ended March 31, 2012, in connection with our Dividend Reinvestment Plan, the plan administrator purchased 43,029 shares of our common stock for $590,709 in the open market with respect to our dividend for the first quarter of 2012. The following chart summarizes these purchases of our common stock for the three months ended March 31, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2012	—	$—	—	—
February 1-29, 2012	—	—	—	—
March 1-31, 2012	43,029	13.73	—	—

Total	43,029	$13.73	—	—

(1)	All shares purchased in the open market pursuant to the terms of our Dividend Reinvestment Plan.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Number	Exhibit
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDUS INVESTMENT CORPORATION

Date: May 3, 2012	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2012	/s/ CARY L. SCHAEFER
Cary L. Schaefer
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.