Form 10-Q
period 2012-06-30
FIDUS INVESTMENT Corp
filed 2012-08-02
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of August 2, 2012, the Registrant had outstanding 9,427,021 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

	June 30, 2012 (unaudited)	December 31, 2011
ASSETS
Investments, at fair value
Control investments (cost: $20,420,177 and $19,916,617, respectively)	$29,844,891	$28,598,962
Affiliate investments (cost: $51,531,946 and $49,913,338, respectively)	50,132,504	50,058,243
Non-control/non-affiliate investments (cost: $149,151,373 and $122,709,976, respectively)	154,077,960	126,088,167

Total investments, at fair value (cost: $221,103,496 and $192,539,931, respectively)	234,055,355	204,745,372
Cash and cash equivalents	27,630,427	39,058,516
Interest receivable	2,057,290	1,686,851
Deferred financing costs (net of accumulated amortization of $1,346,073 and $1,134,767, respectively)	3,094,240	2,687,233
Prepaid expenses and other assets	667,818	465,171

Total assets	267,505,130	248,643,143

LIABILITIES
SBA debentures	121,250,000	104,000,000
Accrued interest payable	1,918,767	1,718,989
Due to affiliates	2,441,474	2,162,160
Accounts payable and other liabilities	293,671	279,849

Total liabilities	125,903,912	108,160,998

Net assets	$141,601,218	$140,482,145

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 9,427,021 shares issued and outstanding)	$9,427	$9,427
Additional paid-in capital	138,648,226	138,648,226
Undistributed net investment income	794,702	422,049
Accumulated net realized loss on investments	(481,937)	(481,937)
Accumulated net unrealized appreciation on investments	2,630,800	1,884,380

Total net assets	$141,601,218	$140,482,145

Net asset value per share	$15.02	$14.90

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Investment income:
Interest and fee income
Control investments	$729,586	$853,890	$1,449,614	$1,673,388
Affiliate investments	1,779,768	1,057,828	3,561,344	1,924,688
Non-control/non-affiliate investments	4,903,174	3,271,050	9,819,658	6,246,134

Total interest and fee income	7,412,528	5,182,768	14,830,616	9,844,210
Dividend income
Control investments	—	120,300	—	236,376
Affiliate investments	30,454	—	60,858	—
Non-control/non-affiliate investments	151,426	—	271,928	—

Total dividend income	181,880	120,300	332,786	236,376
Interest on idle funds and other income	34,130	16,219	61,617	32,464

Total investment income	7,628,538	5,319,287	15,225,019	10,113,050

Expenses:
Interest expense	1,569,250	1,394,767	3,011,864	2,719,052
Base management fee	1,005,306	999,190	1,944,714	2,035,403
Less: management fee offset	—	(430,208)	—	(430,208)
Incentive fee	1,045,933	—	1,923,416	—
Administrative service expenses	223,766	22,173	453,142	22,173
Professional fees	156,121	90,677	413,152	170,350
Other general and administrative expenses	285,454	82,759	501,817	106,121

Total expenses	4,285,830	2,159,358	8,248,105	4,622,891

Net investment income before income taxes	3,342,708	3,159,929	6,976,914	5,490,159
Income tax expense (benefit)	(8,275)	—	5,346	—

Net investment income	3,350,983	3,159,929	6,971,568	5,490,159

Net realized and unrealized gains (losses) on investments:
Realized loss on non-control/non-affiliate investments	—	—	—	(7,935,430)
Net change in unrealized appreciation on investments	848,374	1,437,313	746,420	10,385,661

Net gain on investments	848,374	1,437,313	746,420	2,450,231

Net increase in net assets resulting from operations	$4,199,357	$4,597,242	$7,717,988	$7,940,390

Per common share data:(1)
Net investment income per share-basic and diluted	$0.36	$0.33	$0.74	$0.58

Net increase in net assets resulting from operations per share-basic and diluted	$0.45	$0.49	$0.82	$0.84

Dividends paid per share	$0.36	n/a	$0.70	n/a

Weighted average number of shares outstanding — basic and diluted	9,427,021	9,427,021	9,427,021	9,427,021

(1)	The weighted average shares outstanding for the three and six months ended June 30, 2011, are based on the assumption that the number of shares issued in the Formation Transactions and Offering (including the over-allotment) in June and July 2011 (9,427,021 shares of common stock) had been issued on January 1, 2011.

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

		Common Stock		Additional Paid in Capital	Undistributed Net Investment Income	Accumulated Net Realized Loss on Investments	Accumulated Net Unrealized Appreciation on Investments	Total Net Assets
	Partners’ Capital	Number of Shares	Par Value
Balances at December 31, 2010	$52,004,664	—	$—	$—	$—	$—	$—	$52,004,664
Capital contributions	7,000,000	—	—	—	—	—	—	7,000,000
Capital distributions	(1,500,000)							(1,500,000)
Net investment income through June 20, 2011	5,077,597	—	—	—	—	—	—	5,077,597
Realized loss on investments through June 20, 2011	(7,935,430)	—	—	—	—	—	—	(7,935,430)
Net change in unrealized appreciation on investments through June 20, 2011	10,385,661	—	—	—	—	—	—	10,385,661
Formation transactions	(65,032,492)	4,056,521	4,057	65,028,435	—	—	—	—
Public offering of common stock, net of expenses	—	4,670,000	4,670	63,909,505	—	—	—	63,914,175
Net investment income June 21 to June 30, 2011	—	—	—	—	412,562	—	—	412,562

Balances at June 30, 2011	$—	8,726,521	$8,727	$128,937,940	$412,562	$—	$—	$129,359,229

Balances at December 31, 2011	$—	9,427,021	$9,427	$138,648,226	$422,049	$(481,937)	$1,884,380	$140,482,145
Net increase in net assets resulting from operations	—	—	—	—	6,971,568	—	746,420	7,717,988
Dividends paid	—	—	—	—	(6,598,915)	—	—	(6,598,915)

Balances at June 30, 2012	$—	9,427,021	$9,427	$138,648,226	$794,702	$(481,937)	$2,630,800	$141,601,218

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$7,717,988	$7,940,390
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	(746,420)	(10,385,661)
Realized loss on investments	—	7,935,430
Interest and dividend income paid-in-kind	(2,269,572)	(2,084,385)
Accretion of original issue discount	(548,425)	(304,877)
Accretion of origination fees	(49,844)	—
Amortization of deferred financing costs	211,306	180,339
Purchase of investments	(33,368,812)	(19,591,858)
Principal payments received on debt securities	7,397,526	5,035,791
Proceeds from loan origination fees	275,564	31,250
Changes in operating assets and liabilities:
Interest receivable	(370,439)	(1,326,255)
Prepaid expenses and other assets	(202,647)	(290,222)
Accrued interest payable	199,778	52,098
Due to affiliates	279,314	91,683
Accounts payable and other liabilities	13,822	627,167

Net cash used in operating activities	(21,460,861)	(12,089,110)

Cash Flows from Financing Activities
Proceeds from initial public offering, net of expenses	—	63,914,175
Proceeds received from SBA debentures	17,250,000	3,250,000
Payment of deferred financing costs	(618,313)	(78,813)
Capital contributions	—	7,000,000
Capital distributions	—	(1,500,000)
Dividends paid to shareholders	(6,598,915)	—

Net cash provided by financing activities	10,032,772	72,585,362

Net (decrease) increase in cash and cash equivalents	(11,428,089)	60,496,252
Cash and cash equivalents:
Beginning of period	39,058,516	1,757,139

End of period	$27,630,427	$62,253,391

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$2,600,780	$2,486,616

See Notes to Consolidated Financial Statements (unaudited).

Fidus Investment Corporation

Consolidated Schedule of Investments

June 30, 2012 (unaudited)

Portfolio Company / Type of Investment(1)(2)(3)	Industry	Rate(4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Control Investments(5)

Worldwide Express Operations, LLC	Transportation Services
Subordinated Note		11.0%/3.0%	2/1/2014	$8,813,159	$8,813,159	$8,813,159
Subordinated Note		10.0%/4.0%	2/1/2014	11,518,332	11,336,628	11,518,332
Warrant (213,381 units)(7)					—	8,065,400
Common Units (51,946 units)(7)					270,390	1,448,000

Sub Total					20,420,177	29,844,891	21%

Total Control Investments					20,420,177	29,844,891	21%

Affiliate Investments(5)

Avrio Technology Group, LLC	Electronic Control Supplier
Subordinated Note		9.0%/7.5%	10/15/2015	8,883,175	8,883,175	7,345,285
Common Units (1,000 units)(7)					1,000,000	—

Sub Total					9,883,175	7,345,285	5%

Malabar International	Aerospace & Defense Manufacturing
Subordinated Note		12.5%/2.5%	5/21/2017	4,924,793	4,892,428	4,924,793
Preferred Equity (1,494 shares)(6)		6.0%/0.0%			1,986,516	2,637,900

Sub Total					6,878,944	7,562,693	5%

Medsurant Holdings, LLC	Healthcare Services
Subordinated Note		14.0%/0.0%	4/12/2016	7,250,000	5,840,681	7,250,000
Preferred Units (60,977 units)(7)					698,804	793,400
Warrant (222,224 units)(7)					2,182,466	2,871,600

Sub Total					8,721,951	10,915,000	8%

Paramount Building Solutions, LLC	Retail Cleaning
Subordinated Note		12.0%/4.0%	2/15/2014	6,367,931	6,367,931	6,367,931
Common Units (107,143 units)(7)					1,500,000	631,600

Sub Total					7,867,931	6,999,531	5%

Trantech Radiator Products, Inc.	Utility Equipment Manufacturer
Subordinated Note		12.0%/1.8%	5/4/2017	9,105,401	9,065,163	9,105,401
Common Shares (6,875 shares)					687,500	850,400

Sub Total					9,752,663	9,955,801	7%

Westminster Cracker Company, Inc.	Specialty Cracker Manufacturer
Subordinated Note		14.0%/4.0%	11/17/2014	7,219,085	7,219,085	6,999,994
Common Units (1,208,197 units)					1,208,197	354,200

Sub Total					8,427,282	7,354,194	5%

Total Affiliate Investments					51,531,946	50,132,504	35%

Non-Control/Non-Affiliate Investments(5)

Acentia, LLC (f/k/a ITSolutions)	IT Services
Common Units (499 units)				500,000	500,000	322,600	0%

ACFP Management, Inc.	Restaurants
Subordinated Note		12.0%/2.0%	6/29/2017	7,475,838	7,442,194	7,475,838	5%

Brook & Whittle Limited	Specialty Printing
Subordinated Note		12.0%/4.8%	8/9/2016	6,469,456	6,469,456	6,469,456
Subordinated Note		12.0%/2.0%	8/9/2016	2,140,135	2,043,639	2,003,484
Warrant (1,051 shares)					285,000	478,100
Common Shares (148 shares)					110,374	67,300

Sub Total					8,908,469	9,018,340	6%

Fidus Investment Corporation

Consolidated Schedule of Investments

June 30, 2012 (continued) (unaudited)

Portfolio Company / Type of Investment(1)(2)(3)	Industry	Rate(4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Brook Furniture Rental, Inc.	Furniture Rental
Subordinated Note		12.0%/1.5%	9/30/2016	$7,687,208	$7,240,462	$7,687,208
Warrants (2.5%)					485,188	502,600

Sub Total					7,725,650	8,189,808	6%

Caldwell & Gregory, LLC	Laundry Services
Subordinated Note		12.5%/1.5%	4/23/2016	1,875,838	1,875,838	1,875,838
Preferred Units (11,628 units)(7)					1,162,786	1,472,700
Common Units (4,464 units)(7)					4,464	228,600

Sub Total					3,043,088	3,577,138	3%

Connect-Air International, Inc.	Specialty Distribution
Subordinated Note		12.5%/3.0%	12/31/2014	4,213,879	4,213,879	4,213,879
Preferred Interest(6)		0.0%/10.0%	12/31/2014		5,362,648	5,741,298

Sub Total					9,576,527	9,955,177	7%

Continental Anesthesia Management, LLC	Healthcare Services
Senior Secured Loan		13.5%/0.0%	11/10/2014	10,200,000	10,068,425	10,200,000
Warrant (263 shares)					276,070	161,300

Sub Total					10,344,495	10,361,300	7%

Convergent Resources, Inc.	Debt Collection Services
Subordinated Note		13.0%/3.0%	12/27/2017	5,501,833	5,446,916	5,446,916	4%

FutureTech Holding Company	IT Services
Subordinated Note		13.5%/5.5%	2/29/2016	7,657,981	7,589,855	7,589,855	5%

Goodrich Quality Theaters, Inc.	Movie Theaters
Subordinated Note		12.8%/0.0%	3/31/2015	12,500,000	12,081,762	12,500,000
Warrant (71 shares)					750,000	2,293,600

Sub Total					12,831,762	14,793,600	10%

Innovative Product Achievement, LLC	Healthcare Products
Subordinated Note		13.0%/2.5%	12/21/2016	6,334,073	6,308,635	6,334,073	4%

Jacob Ash Holdings, Inc.	Apparel Distribution
Subordinated Note		13.0%/4.0%	8/11/2016	3,500,000	3,485,595	3,500,000
Subordinated Note		13.0%/0.0%	8/11/2016	1,750,000	1,715,587	1,750,000
Preferred Equity (500 shares)(6)		0.0%/15.0%	8/11/2016		539,026	567,500
Warrant (129,630 shares)					67,408	67,408

Sub Total					5,807,616	5,884,908	4%

Jan-Pro Holdings, LLC	Commercial Cleaning
Subordinated Note		12.5%/3.5%	3/18/2017	7,479,909	7,479,909	7,479,909
Preferred Equity (1,054,619 shares)					832,124	416,000

Sub Total					8,312,033	7,895,909	6%

K2 Industrial Services, Inc.	Industrial Cleaning & Coatings
Subordinated Note		11.8%/2.0%	5/23/2017	12,147,904	12,094,465	12,147,904
Preferred Equity (1,200 shares)					1,200,000	1,024,200

Sub Total					13,294,465	13,172,104	9%

Lightning Diversion Systems, Inc.	Aerospace & Defense Manufacturing
Revolving Loan ($1,000,000 commitment)		12.0%/0.0%	6/17/2017	200,000	195,033	195,033
Senior Secured Loan		12.0%/0.0%	6/17/2017	7,412,742	7,375,924	7,375,924
Common Units (600,000 units)					600,000	600,000

Sub Total					8,170,957	8,170,957	6%

Fidus Investment Corporation

Consolidated Schedule of Investments

June 30, 2012 (continued) (unaudited)

Portfolio Company / Type of Investment(1)(2)(3)	Industry	Rate(4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Nobles Manufacturing, Inc.	Aerospace & Defense Manufacturing
Subordinated Note		13.0%/3.0%	4/6/2016	$6,825,000	$6,825,000	$6,825,000
Preferred Equity (1,300,000 shares)					1,300,000	1,928,600
Common Equity (1,300,000 shares)					—	—

Sub Total					8,125,000	8,753,600	6%

Restoration Holdco, LLC	Restoration & Mitigation Services
Senior Secured Loan		13.0%/1.0%	8/11/2016	4,764,812	4,606,888	4,600,808
Warrant (11 units)					141,701	39,700

Sub Total					4,748,589	4,640,508	3%

Simplex Manufacturing Co.	Aerospace & Defense Manufacturing
Subordinated Note		13.0%/0.0%	10/31/2013	4,550,000	4,372,104	4,550,000
Warrant (24 shares)					710,000	991,700

Sub Total					5,082,104	5,541,700	4%

Tulsa Inspection Resources, Inc.	Oil & Gas Services
Subordinated Note		14.0%/0.0%	3/12/2014	4,000,000	3,933,154	4,000,000
Subordinated Note		17.5%/0.0%	3/12/2014	648,471	648,471	648,471
Warrant (6 shares)					193,435	1,187,200
Common Equity (1 share)					94,500	94,500

Sub Total					4,869,560	5,930,171	4%

United Biologics, LLC	Healthcare Services
Senior Secured Loan		12.0%/2.0%	3/5/2017	10,065,717	9,185,341	9,185,341
Common Equity (88,968 units)(7)					1,000,000	1,000,000
Warrant (78,148 units)					838,117	838,117

Sub Total					11,023,458	11,023,458	8%

Total Non-Control/Non-Affiliate Investments					149,151,373	154,077,960	109%

Total Investments					$221,103,496	$234,055,355	165%

(1)	All debt investments are income producing. Equity investments are non-income producing unless otherwise noted.
(2)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(3)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(4)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any.
(5)	See Note 2 — Significant Accounting Policies, Investment Classification for definitions of Control and Affiliate classifications.
(6)	Income producing. Maturity date, if any, represents mandatory redemption date.
(7)	Investment is held by a wholly-owned subsidiary of the Company.

Fidus Investment Corporation

Consolidated Schedule of Investments

December 31, 2011

Portfolio Company / Type of Investment(1)(2)(3)	Industry	Rate(4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Control Investments(5)

Worldwide Express Operations, LLC	Transportation Services
Subordinated Note		11.0%/3.0%	2/1/2014	$8,683,141	$8,683,141	$8,683,141
Subordinated Note		0.0%/14.0%	2/1/2014	11,200,821	10,963,086	11,200,821
Warrant (213,381 units)(7)					—	7,386,100
Common Units (51,946 units)(7)					270,390	1,328,900

Sub Total					19,916,617	28,598,962	20%

Total Control Investments					19,916,617	28,598,962	20%

Affiliate Investments(5)

Avrio Technology Group, LLC	Electronic Control Supplier
Subordinated Note		9.0%/7.5%	10/15/2015	8,560,918	8,560,918	8,061,600
Common Units (1,000 units)(7)					1,000,000	372,200

Sub Total					9,560,918	8,433,800	6%

Malabar International	Aerospace & Defense Manufacturing
Subordinated Note		12.5%/2.5%	5/21/2017	4,863,472	4,827,896	4,827,896
Preferred Equity (1,494 shares)(6)					1,985,329	1,985,329

Sub Total					6,813,225	6,813,225	5%

Medsurant Holdings, LLC	Healthcare Services
Subordinated Note		14.0%/0.0%	4/12/2016	7,250,000	5,676,797	7,250,000
Preferred Units (40,750 units)(7)					500,000	500,000
Warrant (166,970 units)(7)					1,669,700	1,989,900

Sub Total					7,846,497	9,739,900	7%

Paramount Building Solutions, LLC	Retail Cleaning
Subordinated Note		12.0%/4.0%	2/15/2014	6,240,663	6,240,663	6,240,663
Common Units (107,143 units)(7)					1,500,000	1,745,400

Sub Total					7,740,663	7,986,063	6%

Trantech Radiator Products, Inc.	Utility Equipment Manufacturer
Subordinated Note		12.0%/1.8%	5/4/2017	9,025,375	8,981,055	8,981,055
Common Shares (6,875 shares)					687,500	687,500

Sub Total					9,668,555	9,668,555	7%

Westminster Cracker Company, Inc.	Specialty Cracker Manufacturer
Subordinated Note		14.0%/4.0%	11/17/2014	7,075,283	7,075,283	6,901,700
Common Units (1,208,197 units)					1,208,197	515,000

Sub Total					8,283,480	7,416,700	5%

Total Affiliate Investments					49,913,338	50,058,243	36%

Fidus Investment Corporation

Consolidated Schedule of Investments

December 31, 2011 (continued)

Portfolio Company / Type of Investment(1)(2)(3)	Industry	Rate(4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments(5)

ACFP Acquisition Company, Inc.	Restaurants
Subordinated Note		12.0%/2.0%	6/29/2017	$7,400,822	$7,363,840	$7,363,840	5%

Brook & Whittle Limited	Specialty Printing
Subordinated Note		12.0%/4.8%	8/9/2016	6,316,340	6,316,340	6,316,340
Subordinated Note		12.0%/2.0%	8/9/2016	2,118,858	1,993,369	2,038,896
Warrant (1,051 shares)					285,000	550,200
Common Shares (148 Shares)					110,374	77,500

Sub Total					8,705,083	8,982,936	6%

Brook Furniture Rental, Inc.	Furniture Rental
Subordinated Note		12.0%/1.5%	9/30/2016	7,629,171	7,131,385	7,131,385
Warrants (2.5%)					485,188	485,188

Sub Total					7,616,573	7,616,573	5%

Caldwell & Gregory, LLC	Laundry Services
Subordinated Note		12.5%/1.5%	4/23/2016	3,465,874	3,465,874	3,465,874
Preferred Units (11,628 units)(7)					1,162,786	1,424,485
Common Units (4,464 units)(7)					4,464	166,700

Sub Total					4,633,124	5,057,059	4%

Connect-Air International, Inc.	Specialty Distribution
Subordinated Note		12.5%/3.0%	12/31/2014	4,213,879	4,213,879	4,213,879
Preferred Interest(6)		0.0%/10.0%	12/31/2014		5,131,979	5,131,979

Sub Total					9,345,858	9,345,858	7%

Goodrich Quality Theaters, Inc.	Movie Theaters
Subordinated Note		12.8%/0.0%	3/31/2015	12,500,000	12,007,236	12,500,000
Warrant (71 shares)					750,000	2,080,300

Sub Total					12,757,236	14,580,300	10%

Innovative Product Achievement, LLC	Healthcare Products
Subordinated Note		13.0%/2.5%	12/21/2016	6,334,073	6,305,809	6,305,809	4%

Interactive Technology Solutions, LLC	Government IT Services
Subordinated Note		12.0%/3.0%	12/31/2015	5,182,173	5,182,173	5,182,173
Common Units (499 units)					500,000	371,000

Sub Total					5,682,173	5,553,173	4%

Jacob Ash Holdings, Inc.	Apparel Distribution
Subordinated Note		13.0%/4.0%	8/11/2016	3,555,421	3,539,273	3,539,273
Subordinated Note		13.0%/0.0%	8/11/2016	1,750,000	1,711,444	1,711,444
Preferred Equity (500 shares)(6)		0.0%/15.0%	8/11/2016		497,768	497,768
Warrant (129,630 shares)					67,408	67,408

Sub Total					5,815,893	5,815,893	4%

Fidus Investment Corporation

Consolidated Schedule of Investments

December 31, 2011 (continued)

Portfolio Company /Type of Investment(1)(2)(3)	Industry	Rate(4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Jan-Pro Holdings, LLC	Commercial Cleaning
Subordinated Note		12.5%/3.5%	3/18/2017	$7,350,713	$7,350,713	$7,350,713
Preferred Equity (1,054,619 shares)					832,124	420,200

Sub Total					8,182,837	7,770,913	6%

K2 Industrial Services, Inc.	Industrial Cleaning & Coatings
Subordinated Note		11.8%/2.0%	5/23/2017	12,026,000	11,967,141	11,967,141
Preferred Equity (1,200 shares)					1,200,000	1,200,000

Sub Total					13,167,141	13,167,141	9%

Nobles Manufacturing, Inc.	Aerospace & Defense Manufacturing
Subordinated Note		13.0%/3.0%	4/6/2016	6,825,000	6,825,000	6,825,000
Preferred Equity (1,300,000 shares)					1,300,000	2,428,300
Common Equity (1,300,000 shares)					—	—

Sub Total					8,125,000	9,253,300	7%

Restoration Holdco, LLC	Restoration & Mitigation Services
Senior Secured Note		13.0%/0.0%	8/11/2016	4,400,000	4,241,962	4,241,962
Warrant (9.5 units)					127,139	127,139

Sub Total					4,369,101	4,369,101	3%

Simplex Manufacturing Co.	Aerospace & Defense Manufacturing
Subordinated Note		13.0%/0.0%	10/31/2013	4,550,000	4,307,693	4,437,900
Warrant (24 shares)					710,000	406,900

Sub Total					5,017,693	4,844,800	3%

TBG Anesthesia Management, LLC	Healthcare Services
Senior Secured Loan		13.5%/0.0%	11/10/2014	10,750,000	10,590,891	10,750,000
Warrant (263 shares)					276,070	290,600

Sub Total					10,866,961	11,040,600	8%

Tulsa Inspection Resources, Inc.	Oil & Gas Services
Subordinated Note		14.0%/0.0%	3/12/2014	4,000,000	3,913,748	3,953,400
Subordinated Note		17.5%/0.0%	3/12/2014	648,471	648,471	648,471
Warrant (6 shares)					193,435	419,000

Sub Total					4,755,654	5,020,871	4%

Total Non-Control/Non-Affiliate Investments					122,709,976	126,088,167	90%

Total Investments					$192,539,931	$204,745,372	146%

(1)	All debt investments are income producing. Equity investments are non-income producing unless otherwise noted.
(2)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(3)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(4)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any.
(5)	See Note 2 — Significant Accounting Policies, Investment Classification for definitions of Control and Affiliate classifications.
(6)	Income producing. Maturity date, if any, represents mandatory redemption date.
(7)	Investment is held by a wholly-owned subsidiary of the Company.

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

The Company provides customized debt and equity financing solutions to lower middle-market companies. The Fund commenced operations on May 1, 2007, and on October 22, 2007, was granted a license to operate as a Small Business Investment Company, also called an SBIC, under the authority of the United States Small Business Administration (“SBA”). The SBIC license allows the Fund to obtain leverage by issuing SBA-guaranteed debentures (“SBA debentures”), subject to the issuance of a leverage commitment by the SBA and other customary procedures. As an SBIC, the Fund is subject to a variety of regulations and oversight by the SBA under the Small Business Investment Act of 1958, as amended (the “SBIC Act”), concerning, among other things, the size and nature of the companies in which it may invest and the structure of those investments.

On June 20, 2011, FIC acquired 100% of the limited partnership interests in the Fund and 100% of the equity interests in FMCGP, in exchange for 4,056,521 shares of common stock in FIC (the “Formation Transactions”). The Fund became FIC’s wholly-owned subsidiary, retained its SBIC license, and continues to hold its existing investments and make new investments. The Offering consisted of the sale of 4,670,000 shares of the Company’s common stock at a price of $15.00 per share resulting in net proceeds of $63,853,186, after deducting underwriting fees and commissions totaling $4,532,010 and transaction costs associated with the offering totaling $1,664,804. The transaction costs were primarily for accounting, legal and other professional services and were recorded as a reduction to additional paid-in capital. On July 14, 2011, the Company’s underwriters purchased 700,500 shares of the Company’s common stock at the public offering price of $15.00 per share to cover over-allotments resulting in proceeds to the Company of $9,771,975, net of underwriting fees of $735,525. As of June 30, 2012, the Company had 9,427,021 shares of common stock outstanding.

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

The Company has investments in its portfolio that contain a payment-in-kind income provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. The Company stops accruing payment-in-kind income when it is determined that payment-in-kind income is no longer collectible. To maintain RIC tax treatment, and to avoid corporate tax, substantially all of this income must be paid out to stockholders in the form of distributions, even though the Company has not yet collected the cash.

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

All transaction fees received in connection with the Company’s investments are recognized as income. Such fees typically include fees for services, including structuring and advisory services, provided to portfolio companies. The Company recognizes income from fees for providing such structuring and advisory services when the services are rendered or the transactions are completed. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as fee income when received. Prior to the Formation

Transactions, and in accordance with the prior limited partnership agreement, the Company historically recorded transaction fees provided in connection with the Company’s investments as a direct offset to management fee expense (See Note 5 to the consolidated financial statements). Fee income from structuring and advisory services, amendments and prepayment penalties for the three months ended June 30, 2012 and 2011 totaled $191,191 and $140,417, respectively. Fee income from structuring and advisory services, amendments and prepayment penalties for the six months ended June 30, 2012 and 2011 totaled $616,228 and $140,417, respectively.

The Company also typically receives upfront loan origination or closing fees in connection with investments. Such upfront loan origination and closing fees are capitalized as unearned income offset against investments on our statement of assets and liabilities and amortized as additional interest income over the life of the investment. Upfront loan origination and closing fees received in the three months ended June 30, 2012 and 2011 totaled $107,064 and $31,250, respectively. Upfront loan origination and closing fees received in the six months ended June 30, 2012 and 2011 totaled $275,564 and $31,250, respectively.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions at June 30, 2012 and December 31, 2011. The 2008 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Recent accounting pronouncements: In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”) (“ASU 2011-04”). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) (collectively, the “Standards Boards”) on fair value measurement. The collective efforts of the Standards Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Standards Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRSs. The amendments to the FASB Codification in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The Company adopted the amendments of ASU 2011-04 as of January 1, 2012. See Note 4 to the consolidated financial statements for the related disclosures. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

In November 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210) containing new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company’s effective date is January 1, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position.

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

As of June 30, 2012, the Company had debt and equity investments in 27 portfolio companies with an aggregate fair value of $234,055,355 and a weighted average effective yield on its debt investments of 15.5%. At June 30, 2012, the Company held equity ownership in 88.9% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 8.9%. As of December 31, 2011, the Company had debt and equity investments in 23 portfolio companies with an aggregate fair value of $204,745,372 and a weighted average effective yield on its debt investments of 15.3%. At December 31, 2011, the Company held equity ownership in 91.3% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 9.0%. The weighted average yields were computed using the effective interest rates for all debt investments at cost as of June 30, 2012 and December 31, 2011, including accretion of original issue discount but excluding any debt investments on non-accrual status.

Purchases of debt and equity investments for the six months ended June 30, 2012 and 2011 totaled $33,368,812 and $19,591,858, respectively. Repayments of portfolio investments for the six months ended June 30, 2012 and 2011 totaled $7,397,526 and $5,035,791, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	June 30, 2012		December 31, 2011
Cost:
Senior secured loans	$31,431,611	14.2%	$14,832,853	7.7%
Subordinated notes	163,685,171	74.0	155,252,227	80.6
Equity	20,057,329	9.1	17,890,911	9.3
Warrants	5,929,385	2.7	4,563,940	2.4

Total	$221,103,496	100.0%	$192,539,931	100.0%

Fair value:
Senior secured loans	$31,557,106	13.5%	$14,991,962	7.3%
Subordinated notes	164,822,726	70.4	157,098,414	76.7
Equity	20,178,798	8.6	18,852,261	9.3
Warrants	17,496,725	7.5	13,802,735	6.7

Total	$234,055,355	100.0%	$204,745,372	100.0%

All investments made by the Company as of June 30, 2012 and December 31, 2011 were made in portfolio companies located in the United States. The following tables show portfolio composition by geographic region at cost and fair value and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	June 30, 2012		December 31, 2011
Cost:
Midwest	$66,953,136	30.2%	$66,462,930	34.5%
Southwest	44,181,126	20.0	32,412,934	16.8
Northeast	23,643,367	10.7	28,486,629	14.8
Southeast	47,895,384	21.7	36,154,165	18.8
West	38,430,483	17.4	29,023,273	15.1

Total	$221,103,496	100.0%	$192,539,931	100.0%

Fair value:
Midwest	$67,256,205	28.8%	$68,460,815	33.4%
Southwest	53,798,051	23.0	41,605,896	20.3
Northeast	22,580,042	9.6	27,768,702	13.6
Southeast	48,275,530	20.6	36,166,177	17.7
West	42,145,527	18.0	30,743,782	15.0

Total	$234,055,355	100.0%	$204,745,372	100.0%

At June 30, 2012, the Company had one portfolio company investment that represented more than 10% of the total investment portfolio. Such investment represented 12.8% of the fair value of the portfolio and 9.2% of cost as of June 30, 2012. At December 31, 2011, the Company had one portfolio company investment that represented more than 10% of the total investment portfolio. Such investment represented 14.0% of the fair value of the portfolio and 10.3% of cost as of December 31, 2011.

As of June 30, 2012 and December 31, 2011, there were no investments on non-accrual status.

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

•

the Board also engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our investments for which market quotations are not readily available. The Company will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. The Board consulted with the independent valuation firm in arriving at the Company’s determination of fair value on nine of its portfolio company investments representing 45.4% of the total portfolio investments at fair value as of June 30, 2012. The Board consulted with the independent valuation firm in arriving at the Company’s determination of fair value on ten of its portfolio company investments representing 51.3% of the total portfolio investments at fair value as of December 31, 2011;

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

In making the good faith determination of the value of portfolio investments, the Company starts with the cost basis of the security, which includes the amortized OID and payment-in-kind income, if any. The transaction price is typically the best estimate of fair value at inception. When evidence supports a subsequent change to the carrying value from the original transaction price, adjustments are made to reflect the expected exit values.

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

For the Company’s equity investments, including equity and warrants, the Company generally uses a market approach, including valuation methodologies consistent with industry practice, to estimate the enterprise value of portfolio companies. Typically, the enterprise value of a private company is based on multiples of EBITDA, cash flows, net income, revenues, or in limited cases, book value. In estimating the enterprise value of a portfolio company, the Company analyzes various factors consistent with industry practice, including but not limited to original transaction multiples, the portfolio company’s historical and projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the nature and realizable value of any collateral, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public. Where applicable, the Company considers the Company’s ability to influence the capital structure of the portfolio company, as well as the timing of a potential exit.

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

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the six months ended June 30, 2012 and 2011.

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the six months ended June 30, 2011 and 2012:

	Senior Secured Loans	Subordinated Notes	Equity	Warrants	Total
Balance, December 31, 2010	$16,302,829	$106,323,193	$13,622,546	$5,092,910	$141,341,478
Realized loss on investments	—	—	(6,627,973)	(1,307,457)	(7,935,430)
Net change in unrealized appreciation on investments	(770,207)	(266,981)	6,177,467	5,245,382	10,385,661
Purchase of investments	3,399,500	13,075,000	2,016,858	1,100,500	19,591,858
Principal payments received on debt securities	(250,000)	(4,785,791)	—	—	(5,035,791)
Interest and dividend income paid-in-kind	—	1,848,010	236,375	—	2,084,385
Loan origination fees received	—	(31,250)	—	—	(31,250)
Accretion of original issue discount	130,390	174,487	—	—	304,877

Balance, June 30, 2011	$18,812,512	$116,336,668	$15,425,273	$10,131,335	$160,705,788

Balance, December 31, 2011	$14,991,962	$157,098,414	$18,852,261	$13,802,735	$204,745,372
Net change in unrealized appreciation on investments	(33,615)	(708,630)	(839,880)	2,328,545	746,420
Purchase of investments	17,110,063	13,000,000	1,893,304	1,365,445	33,368,812
Principal payments received on debt securities	(550,000)	(6,847,526)	—	—	(7,397,526)
Interest and dividend income paid-in-kind	80,529	1,920,458	268,585	—	2,269,572
Proceeds from loan origination fees	(145,564)	(130,000)	—	—	(275,564)
Accretion of loan origination fees	11,258	37,400	1,186	—	49,844
Accretion of original issue discount	92,473	452,610	3,342	—	548,425

Balance, June 30, 2012	$31,557,106	$164,822,726	$20,178,798	$17,496,725	$234,055,355

The total change in unrealized appreciation included in the consolidated statements of operations attributable to Level 3 investments still held at June 30, 2012 and 2011, was $746,420 and $2,456,717, respectively.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 debt and equity investments as of June 30, 2012:

Quantitatve Information about Level 3 Fair Value Measurements
	Fair Value at June 30, 2012	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Senior secured loans	$31,557,106	Market comparable companies	EBITDA multiples	4.5x - 11.6x (7.0x)
		Discounted cash flow	Weighted average cost of capital	13.1% - 18.1% (15.3%)

Subordinated notes	164,822,726	Market comparable companies	EBITDA multiples	5.0x - 9.0x (6.6x)
		Discounted cash flow	Weighted average cost of capital	13.4% - 25.5% (16.3%)

Equity investments:
Equity	$20,178,798	Market comparable companies	EBITDA multiples	5.0x - 11.6x (6.6x)

Warrants	17,496,725	Market comparable companies	EBITDA multiples	4.5x - 11.6x (7.6x)

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

The significant unobservable inputs used in the fair value measurement of the Company’s equity investments, including equity and warrants, are EBITDA multiples. Significant increases (or decreases) in this input could result in a significantly higher (or lower) estimate of fair value.

Note 5. Related Party Transactions

Prior management agreement: Prior to the consummation of the Formation Transactions, the Fund had entered into a management agreement with Fidus Capital, LLC, our Investment Advisor’s predecessor, to manage the day-to-day operational and investment activities of the Fund. The Fund paid Fidus Capital, LLC, each fiscal quarter in advance, 0.5% of the sum of (i) the Fund’s Regulatory Capital (as defined in the SBIC Act), (ii) any Permitted Distribution as defined by the previous partnership agreement, and (iii) an assumed two tiers (two times) of outstanding SBA debenture leverage on the sum of clauses (i) and (ii) up to the maximum amount as determined by the SBA, currently $150.0 million. Under the previous agreement, gross management fees for the three and six months ended June 30, 2011 were $922,542 and $1,958,755, respectively, and were partially offset by the management fee offset (transaction fees received in connection with the Fund’s investments) of $430,208 and $430,208, respectively.

New management and incentive fee agreement: Concurrent with the Formation Transactions, the Company entered into the Investment Advisory Agreement with the Investment Advisor. Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Board, the Investment Advisor provides investment advisory services to the Company. For providing these services, the Investment Advisor receives a fee, consisting of two components — a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. Up to and including the first full calendar quarter of the Company’s operations, the base management fee was calculated based on the initial value of the Company’s total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the closing of the Formation Transactions. The base management fee under the Investment Advisory Agreement for the three and six months ended June 30, 2012 totaled $1,005,306 and $1,944,714, respectively. The base management fee under the Investment Advisory Agreement totaled $76,648 for the period June 21, 2011 through June 30, 2011.

The incentive fee has two parts. One part is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (defined below) and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee and any organizing and offering costs). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market discount, debt instruments with payment-in-kind income, preferred stock with payment-in-kind dividends and zero-coupon securities), accrued income the Company has not yet received in cash. The Investment Advisor is not under any obligation to reimburse the Company for any part of the incentive fee it receives that was based on accrued interest that the Company never actually receives.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee for the three and six months ended June 30, 2012 totaled $876,258 and $1,774,132, respectively. The Investment Advisor waived the income incentive fee of $82,512 for the period June 21, 2011 through June 30, 2011 resulting in income incentive fees for the three and six months ended June 30, 2011 of $0.

The second part of the incentive fee is a capital gains incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Formation Transactions, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equal the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee payable equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee payable for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. The Company will accrue the capital gains incentive fee if, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) is positive. If, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation). During the three and six months ended June 30, 2012, as a result of an increase in net unrealized appreciation, the Company recognized accrued capital gains incentive fees totaling $169,675 and $149,284, respectively. No accrued capital gains incentive fees were recognized during the three and six months ended June 30, 2011. The accrued capital gains incentive fee is recorded in the due to affiliates line in the consolidated statement of assets and liabilities.

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

Administration Agreement: Concurrent with the Formation Transactions, the Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides it clerical, bookkeeping and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies to which the Company is required to provide such assistance. Under the Administration Agreement, administrative expenses for services provided for the three and six months ended June 30, 2012 totaled $223,766 and $453,142, respectively. Accrued administrative expenses for services provided for the period June 21, 2011 through June 30, 2011 totaled $22,173.

Note 6. Debt

Credit facility: The Fund previously had a $5,000,000 unsecured line of credit with American Bank & Trust. On June 27, 2011, the Fund repaid the line of credit in full and terminated the agreement. Interest accrued monthly at an annual rate of 6%. There were no principal borrowings outstanding on the unsecured line of credit as of December 31, 2011. For the three and six months ended June 30, 2011, interest and fee amortization expense on the unsecured line of credit included in interest expense on the consolidated statement of operations amounted to $35,322 and $39,572, respectively.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment portfolio. The SBA has made commitments to issue $150,000,000 in the form of debenture securities to the Company on or before September 30, 2016. Unused commitments as of June 30, 2012 were $28,750,000. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

As of June 30, 2012 and December 31, 2011, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling Date(1)	Maturity Date	Fixed Interest Rate	June 30, 2012	December 31, 2011
3/26/2008	3/1/2018	6.188%	$24,750,000	$24,750,000
9/24/2008	9/1/2018	6.442	11,950,000	11,950,000
3/25/2009	3/1/2019	5.337	19,750,000	19,750,000
9/23/2009	9/1/2019	4.950	10,000,000	10,000,000
3/24/2010	3/1/2020	4.825	13,000,000	13,000,000
9/22/2010	9/1/2020	3.932	12,500,000	12,500,000
3/29/2011	3/1/2021	4.801	1,550,000	1,550,000
9/21/2011	9/1/2021	3.594	3,250,000	3,250,000
3/21/2012	3/1/2022	3.483	3,250,000	3,250,000
3/21/2012	3/1/2022	3.051	19,000,000	4,000,000
(2)	(2)	(2)	2,250,000	—

			$121,250,000	$104,000,000

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures drawn during the reporting periods may not be pooled until the subsequent pooling date.
(2)	In June 2012, the Company issued $2,250,000 in SBA debentures which will pool in September 2012, at which time we expect the current short-term interest rate will reset to a higher long-term fixed rate.

Interest on SBA debentures is payable semi-annually on March 1 and September 1. For the three months ended June 30, 2012 and 2011, interest and fee amortization expense on outstanding SBA debentures amounted to $1,569,250 and $1,359,445. For the six months ended June 30, 2012 and 2011, interest and fee amortization expense on outstanding SBA debentures amounted to $3,011,864 and $2,679,480 respectively. As of June 30, 2012 and December 31, 2011, accrued interest payable totaled $1,918,767 and $1,718,989, respectively. The weighted average fixed interest rate for all SBA debentures as of June 30, 2012 and December 31, 2011 was 4.8% and 5.1%, respectively.

Deferred financing costs as of June 30, 2012 and December 31, 2011, are as follows:

	June 30, 2012	December 31, 2011
SBA debenture commitment fees	$1,500,000	$1,300,000
SBA debenture leverage fees	2,940,313	2,522,000

Subtotal	4,440,313	3,822,000
Accumulated amortization	(1,346,073)	(1,134,767)

Net deferred financing costs	$3,094,240	$2,687,233

Note 7. Commitments and Contingencies

Commitments: As of June 30, 2012 the Company had one outstanding conditional revolving loan commitment to a portfolio company for $1,000,000 of which $800,000 was unfunded. As of December 31, 2011, the Company had no off-balance sheet arrangements or unfunded commitments.

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

Note 8. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011(1)
Per share data:
Net asset value at beginning of period	$14.90	$13.33
Net investment income	0.74	0.58
Net realized loss on investments	—	(0.84)
Net unrealized appreciation on investments	0.08	1.10

Total increase from investment operations	0.82	0.84
Capital contributions from partners prior to formation transactions	—	0.74
Capital distributions to partners prior to formation transactions	—	(0.16)
Dividends to stockholders	(0.70)	—

Net asset value at end of period	$15.02	$14.75

Market value at end of period	$15.17	$14.81

Shares outstanding at end of period	9,427,021	9,427,021
Weighted average shares outstanding during the period	9,427,021	9,427,021

Ratios to average net assets (annualized):
Expenses other than incentive fee	9.0%	6.9%
Incentive fee(2)	2.7%	—

Total expenses	11.7%	6.9%
Net investment income	9.9%	8.2%
Total return(3)	22.4%	(1.3%)
Net assets at end of period	$141,601,218	$129,359,229
Average debt outstanding	$114,750,000	$94,583,333
Average debt per share	$12.17	$10.03
Portfolio turnover ratio (annualized)	6.8%	6.8%

(1)	Per share data, shares outstanding and ratios to average net assets for the six months ended June 30, 2011 are presented as if the Offering (including the over-allotment) and Formation Transactions had occurred on January 1, 2011.
(2)	The Investment Advisor voluntarily waived $82,512 of incentive fees for the period June 21, 2011 through June 30, 2011.
(3)	The total return for the six months ended June 30, 2012 equals the change in the ending market value of the Company’s common stock plus dividends paid per share during the period, divided by the beginning common stock price and is not annualized. Total return for the six months ended June 30, 2011 equals the change in the ending market value of the Company’s common stock from the Offering price of $15.00 per share plus any dividends paid per share during the period, divided by the Offering price and is not annualized.

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declaration and distribution during the six months ended June 30, 2012.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
2/10/2012	3/14/2012	3/28/2012	$0.34	$3,205,187	—	$—
4/30/2012	6/13/2012	6/27/2012	0.36	3,393,728	—	—

			$0.70	$6,598,915

For the six months ended June 30, 2012, $1,191,051 of the total $6,598,915 paid to stockholders represented DRIP participation. During this period, the Company satisfied the DRIP participation requirements with the purchase of 83,225 shares of common stock in the open market at an average price of $14.31 per share.

Note 10. Subsequent Events

On July 6, 2012, the Company issued an additional $5,500,000 in SBA debentures.

On July 10, 2012, the Company purchased $7,500,000 of subordinated notes and warrants of S.B. Restaurant Co., doing business as Elephant Bar Restaurants, a California-based owner and operator of full service, casual dining restaurants.

On July 24, 2012, the Company sold a portion of its senior secured loan and warrants of United Biologics, LLC for $3,291,324 at amortized cost.

On July 31, 2012, the Board declared a quarterly dividend of $0.38 per share payable on September 25, 2012 to stockholders of record as of September 11, 2012.

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

Forward Looking Statements

Some of the statements in this quarterly report on Form 10-Q contain forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our inexperience operating a business development company;

•	our dependence on key personnel of our Investment Advisor and our executive officers;

•	our ability to maintain or develop referral relationships;

•	our ability to manage our business effectively;

•	our ability to receive a second SBIC license;

•	our use of leverage;

•	uncertain valuations of our portfolio investments, including, but not limited to, the fair value of investments;

•	competition for investment opportunities;

•	potential divergent interests of our Investment Advisor and our stockholders arising from our management and incentive fee structure;

•	actual and potential conflicts of interest with our Investment Advisor;

•	constraint on investment due to access to material nonpublic information;

•	other potential conflicts of interest;

•	SBA regulations affecting our wholly-owned SBIC subsidiary;

•	changes in interest rates;

•	the impact of a protracted decline in the liquidity of credit markets on our business and portfolio investments;

•	fluctuations in our quarterly operating results;

•	our ability to qualify and maintain our qualification as a RIC and as a business development company;

•	risks associated with the timing, form and amount of any dividends or distributions;

•	changes in laws or regulations applicable to us;

•	possible resignation of our Investment Advisor or Administrator;

•	the general economy and its impact on the industries in which we invest;

•	risks associated with investing in lower middle-market companies;

•	The ability of our investment advisor to identify, invest in and monitor companies that meet our investment criteria;

•	our ability to invest in qualifying assets; and

•	our ability to identify and timely close on investment opportunities.

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

The Fund is licensed by the United States Small Business Administration (“SBA”) as a Small Business Investment Company (“SBIC”) and we plan to continue to operate the Fund as an SBIC, subject to SBA approval, and to utilize the proceeds of the sale of SBA debentures to enhance returns to our stockholders. We have also made, and continue to make, investments directly through Fidus Investment Corporation. We believe that utilizing both entities as investment vehicles provides us with access to a broader array of investment opportunities. Given our access to lower cost capital through the SBA’s SBIC debenture program, we expect that the majority of our investments will continue to be made through the Fund. As of June 30, 2012, we had investments in 27 portfolio companies with an aggregate fair value of $234.1 million and cost of $221.1 million.

Business Overview

We provide customized debt and equity financing solutions to lower middle-market companies, which we define as U.S. based companies having revenues between $10.0 million and $150.0 million. Our investment objective is to provide attractive risk-adjusted returns by generating both current income from our debt investments and capital appreciation from our equity related investments. Our investment strategy includes partnering with business owners, management teams and financial sponsors by providing customized financing for ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. We seek to maintain a diversified portfolio of investments in order to help mitigate the potential effects of adverse economic events related to particular companies, regions or industries.

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

Portfolio Composition, Investment Activity and Yield

During the six months ended June 30, 2012, we invested $33.4 million in four new and five existing portfolio companies. The additional investments consisted primarily of subordinated notes ($13.0 million, or 39.0%), senior secured loans ($17.1 million, or 51.2%), warrants ($1.4 million, or 4.1%) and equity securities ($1.9 million, or 5.7%). During the six months ended June 30, 2012 we received proceeds from repayments of principal of $7.4 million. During the year ended December 31, 2011, we invested $78.0 million in nine new and five existing portfolio companies. The new investments consisted primarily of subordinated notes ($64.2 million, or 82.4%), senior secured loans ($4.8 million, or 6.2%), warrants ($2.4 million, or 3.0%) and equity securities ($6.6 million, or 8.4%). During the year ended December 31, 2011 we received proceeds from repayments of principal of $23.3 million.

As of June 30, 2012, our investment portfolio totaled $234.1 million and consisted of 27 portfolio companies. As of June 30, 2012, our debt portfolio was comprised entirely of fixed rate investments. Overall, the portfolio had a net unrealized appreciation of $12.9 million as of June 30, 2012. Our average portfolio company investment at amortized cost was $8.2 million as of June 30, 2012.

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

The weighted average yield on debt investments at their cost basis at June 30, 2012 and December 31, 2011 was 15.5% and 15.3%, respectively. Yields are computed using interest rates as of the balance sheet date and include amortization of original issue discount. Yields do not include debt investments that were on non-accrual status as of the balance sheet date.

The following table shows the portfolio composition by investment type at cost and fair value as a percentage of total investments:

	As of June 30, 2012	As of December 31, 2011
Cost
Senior secured loans	14.2%	7.7%
Subordinated notes	74.0	80.6
Equity	9.1	9.3
Warrants	2.7	2.4

Total	100.0%	100.0%

Fair Value
Senior secured loans	13.5%	7.3%
Subordinated notes	70.4	76.7
Equity	8.6	9.3
Warrants	7.5	6.7

Total	100.0%	100.0%

The following table shows the portfolio composition by geographic region at cost and fair value as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	As of June 30, 2012	As of December 31, 2011
Cost
Midwest	30.3%	34.5%
Southwest	20.0	16.8
Northeast	10.7	14.8
Southeast	21.7	18.8
West	17.4	15.1

Total	100.0%	100.0%

Fair Value
Midwest	28.8%	33.4%
Southwest	23.0	20.3
Northeast	9.6	13.6
Southeast	20.6	17.7
West	18.0	15.0

Total	100.0%	100.0%

The following tables show the detailed industry composition of our portfolio at cost and fair value as a percentage of total investments:

	As of June 30, 2012	As of December 31, 2011
Cost
Healthcare services	13.6%	9.7%
Transportation services	9.2	10.3
Aerospace & defense manufacturing	12.8	10.4
Movie theaters	5.8	6.6
Industrial cleaning & coatings	6.0	6.8
Utility equipment manufacturing	4.4	5.0
Specialty distribution	4.3	4.9
Printing services	4.0	4.5
Electronic components supplier	4.5	5.0
Commercial cleaning	3.8	4.2
Retail cleaning	3.6	4.0
Furniture rental	3.5	4.0
Specialty cracker manufacturer	3.8	4.3
Restaurants	3.4	3.8
Information technology services	3.7	3.0
Healthcare products	2.9	3.3
Apparel distribution	2.6	3.0
Debt collection services	2.5	—
Oil & gas services	2.2	2.5
Laundry services	1.4	2.4
Restoration & mitigation services	2.1	2.3

Total	100.0%	100.0%

	As of June 30, 2012	As of December 31, 2011
Fair Value
Healthcare services	13.8%	10.1%
Transportation services	12.8	14.0
Aerospace & defense manufacturing	12.8	10.2
Movie theaters	6.3	7.1
Industrial cleaning & coatings	5.6	6.4
Utility equipment manufacturing	4.3	4.8
Specialty distribution	4.3	4.6
Printing services	3.9	4.4
Furniture rental	3.5	3.7
Commercial cleaning	3.4	3.8
Information technology services	3.4	2.7
Restaurants	3.2	3.6
Electronic components supplier	3.1	4.1
Specialty cracker manufacturer	3.1	3.6
Retail cleaning	3.0	3.9
Healthcare products	2.7	3.1
Apparel distribution	2.5	2.8
Oil & gas services	2.5	2.5
Debt collection services	2.3	—
Restoration & mitigation services	2.0	2.1
Laundry services	1.5	2.5

Total	100.0%	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
Investment Rating	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
	(Dollars in thousands)
1	$9,513	4.1%	$8,715	4.3%
2	215,311	92.0	180,751	88.2
3	9,231	3.9	15,279	7.5
4	—	—	—	—
5	—	—	—	—

Totals	$234,055	100.0%	$204,745	100.0%

Based upon our investment rating system, the weighted average rating of our portfolio as of both June 30, 2012 and December 31, 2011 was 2.0. As of June 30, 2012 and December 31, 2011, we had no investments on non-accrual status.

Discussion and Analysis of Results of Operations

Comparison of three months ended June 30, 2012 and 2011

Investment Income

For the three months ended June 30, 2012, total investment income was $7.6 million, an increase of $2.3 million, or 43.4%, over the $5.3 million of total investment income for the three months ended June 30, 2011. The increase was primarily attributable to a $2.2 million increase in interest and fee income from investments. The increase in interest and fee income is primarily due to higher average levels of outstanding debt investments in the three months ended June 30, 2012 compared to the prior year period.

Expenses

For the three months ended June 30, 2012, total expenses were $4.3 million, an increase of $2.1 million or 98.5%, over the $2.2 million of total expenses for the three months ended June 30, 2011. The increase in total expenses was attributable to an increase in all expense categories. The base management fee increased $0.4 million, the incentive fee increased $1.0 million and administrative service expenses increased $0.2 million due to the new Investment Advisory and Administration Agreements. The Investment Advisor voluntarily waived the incentive fee of $0.1 million for the period June 21, 2011 through June 30, 2011. Interest expense increased $0.2 million as a result of higher average balances of SBA debentures outstanding during the three months ended June 30, 2012 than the comparable period in 2011. Professional fees increased $0.1 million primarily due to increased legal and accounting costs associated with being a publicly-traded company. Other general and administrative expenses increased $0.2 million primarily due to increased director fees, insurance costs and other corporate expenses related to being a publicly-traded company.

Net Investment Income

As a result of the $2.3 million increase in total investment income as compared to the $2.1 million increase in total expenses, net investment income increased $0.2 million, or 6.0% for the three months ended June 30, 2012 to $3.4 million compared to net investment income of $3.2 million during the three months ended June 30, 2011.

Net Increase in Net Assets Resulting From Operations

For the three months ended June 30, 2012 and 2011, the total realized loss on investments was zero.

During the three months ended June 30, 2012, we recorded net unrealized appreciation of $0.8 million comprised of $1.4 million of net unrealized appreciation on equity investments, partially offset by $0.6 million of net unrealized depreciation on debt investments. During the three months ended June 30, 2011, we recorded net unrealized appreciation of $1.4 million. This consisted of $2.1 million of net unrealized appreciation on equity investments, partially offset by $0.6 million of net unrealized depreciation on debt investments.

As a result of these events, our net increase in net assets resulting from operations during the three months ended June 30, 2012, was $4.2 million, or a decrease of $0.4 million compared to a net increase in net assets resulting from operations of $4.6 million during the three months ended June 30, 2011.

Comparison of six months ended June 30, 2012 and 2011

Investment Income

For the six months ended June 30, 2012, total investment income was $15.2 million, an increase of $5.1 million, or 50.5%, over the $10.1 million of total investment income for the six months ended June 30, 2011. The increase was primarily attributable to a $5.0 million increase in interest and fee income from investments. The increase in interest and fee income is primarily due to higher average levels of outstanding debt investments and higher fee income of $0.5 million in the six months ended June 30, 2012 compared to the prior year period.

Expenses

For the six months ended June 30, 2012, total expenses were $8.2 million, an increase of $3.6 million or 78.4%, over the $4.6 million of total expenses for the six months ended June 30, 2011. The increase in total expenses was attributable to an increase in all expense categories. The base management fee increased $0.3 million, the incentive fees increased $1.9 million and administrative service expenses increased $0.4 million due to the new Investment Advisory and Administration Agreements. The Investment Advisor voluntarily waived the incentive fee of $0.1 million for the period June 21, 2011 through June 30, 2011. Interest expense increased $0.3 million as a result of higher average balances of SBA debentures outstanding during the six months ended June 30, 2012 than the comparable period in 2011. Professional fees increased $0.2 million primarily due to increased legal and accounting costs associated with being a publicly-traded company. Other general and administrative expenses increased $0.4 million primarily due to increased director fees, insurance costs and other corporate expenses related to being a publicly-traded company.

Net Investment Income

As a result of the $5.1 million increase in total investment income as compared to the $3.6 million increase in total expenses, net investment income increased $1.5 million, or 27.0% for the six months ended June 30, 2012 to $7.0 million compared to net investment income of $5.5 million during the six months ended June 30, 2011.

Net Increase in Net Assets Resulting From Operations

For the six months ended June 30, 2012, the total realized loss on investments was zero. For the six months ended June 30, 2011, the total realized loss on investments was $7.9 million, resulting from one non-control/non-affiliate investment.

During the six months ended June 30, 2012, we recorded net unrealized appreciation of $0.7 million comprised of $1.5 million of net unrealized depreciation on debt investments, partially offset by $0.7 million of net unrealized appreciation on equity investments. During the six months ended June 30, 2011, we recorded net unrealized appreciation of $10.4 million. This consisted of $3.5 million of net unrealized appreciation on equity investments and $7.9 million of reclassifications to realized loss on investments (resulting in unrealized appreciation), partially offset by $1.0 million of net unrealized depreciation on debt investments.

As a result of these events, our net increase in net assets resulting from operations during the six months ended June 30, 2012, was $7.7 million, or a decrease of $0.2 million compared to a net increase in net assets resulting from operations of $7.9 million during the six months ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012, we had $27.6 million in cash and cash equivalents, and our net assets totaled $141.6 million. We believe that our current cash and cash equivalents on hand, our available SBA leverage and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next 12 months. We intend to generate additional cash primarily from future offerings of securities, future borrowings as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders.

Cash Flows

For the six months ended June 30, 2012, we experienced a net decrease in cash and cash equivalents in the amount of $11.4 million. During that period, we used $21.5 million in cash in operating activities, primarily for the funding of $33.4 million of investments, partially offset by $7.4 million of principal repayments received and $7.0 million of net investment income. During the same period, we generated $10.0 million from financing activities, consisting primarily of proceeds from SBA debentures of $17.3 million. These increases were partially offset by cash dividends paid to stockholders in the amount of $6.6 million and payment of deferred financing fees totaling $0.6 million.

For the six months ended June 30, 2011, we experienced a net increase in cash and cash equivalents in the amount of $60.5 million. During that period, we used $12.1 million in cash in operating activities, primarily due to new investments in portfolio companies of $19.6 million, partially offset by $5.0 million in portfolio company investment repayments. During the same period, we generated $72.6 million from financing activities, consisting primarily of proceeds from the Offering of $63.9 million, net of expenses, net borrowings under our credit facility totaling $3.3 million and capital contributions from the Fund’s partners prior to the Formation Transactions of $7.0 million, partially offset by capital distributions to the Fund’s partners prior to the Formation Transactions of $1.5 million.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of debt and additional equity capital. Our wholly-owned subsidiary, the Fund, is a licensed SBIC, and has the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC as of June 30, 2012 was $150.0 million. Debentures guaranteed by the SBA have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of June 30, 2012, the Fund had $121.3 million of outstanding SBA debentures, which had a weighted average interest rate of 4.8%. Based on its $75.0 million of regulatory capital as of June 30, 2012, the Fund has the current capacity to issue up to an additional $28.8 million of SBA debentures. For more information on the SBA debentures the Fund has issued, please see Note 6 to our consolidated financial statements.

We are in the process of applying for a second SBIC license through which we may issue more SBA debentures to fund additional investments; however, we can make no assurances that the application process will be completed successfully or that the SBA will approve such application. If we are approved by the SBA for a second SBIC license, the maximum amount of outstanding SBA debentures for two or more SBICs under common control cannot exceed $225.0 million. However, as a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200.0%. This requirement limits the amount that we may borrow. We have received exemptive relief from the SEC to allow us to exclude any indebtedness guaranteed by the SBA and issued by the Fund from the 200.0% asset coverage requirements, which, in turn, will enable us to fund more investments with debt capital.

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board, including independent directors, determines that such sale is in the best interests of us and our stockholders approve such sale. At our June 6, 2012 Annual Meeting, our stockholders voted and authorized us to sell up to 25% of our outstanding shares of common stock at below the then current net asset value per share of our common stock in one or more offerings for a period of one year.

Distributions

In order to maintain our RIC status and to avoid corporate level tax on the income we distribute to our stockholders, we will be required under the Code to distribute at least 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, to avoid a 4.0% nondeductible U.S. federal excise tax, we must distribute at least 98.0% of our net ordinary income and 98.2% of our capital gain net income on an annual basis as well as any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which we previously paid no U.S. federal income tax. We intend to continue distributing regular quarterly dividends to our stockholders, as determined by our Board. In the three months ended June 30, 2012, the Company made a quarterly dividend payment to stockholders of $3.4 million or $0.36 per share.

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

Current Market Conditions

Though global credit and other financial market conditions have improved and stability has increased throughout the international financial system since the financial crisis, the uncertainty surrounding the United States’ rapidly increasing national debt, European economic conditions, the automatic federal spending reductions and expiration of tax cuts at year-end, and continuing global economic malaise have kept markets volatile. These unstable conditions could continue for a prolonged period of time. Although we have been able to secure access to additional liquidity, including our public stock offering in 2011 and leverage available through the SBIC program, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

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

In making the good faith determination of the value of portfolio investments, we start with the cost basis of the security, which includes the amortized original issue discount and payment-in-kind income, if any. The transaction price is typically the best estimate of fair value at inception. When evidence supports a subsequent change to the carrying value from the original transaction price, adjustments are made to reflect the expected exit values.

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

For our debt investments, including senior secured loans and subordinated notes, the primary valuation technique used to estimate the fair value is the discounted cash flow method. However, if there is deterioration in credit quality or a debt investment is in workout status, we may consider other methods in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. Our discounted cash flow models estimate a range of fair values by applying an appropriate discount rate to the future cash flow streams of our debt investments, based on future interest and principal payments as set forth in the associated loan agreements. We prepare a weighted average cost of capital for use in the discounted cash flow model for each investment, based on factors including, but not limited to: current pricing and credit metrics for similar proposed or executed investment transactions of private companies; the portfolio company’s historical financial results and outlook; and the portfolio company’s current leverage and credit quality as compared to leverage and credit quality as of the date the investment was made. We may also consider the following factors when determining the fair value of debt investments: the portfolio company’s ability to make future scheduled payments; prepayment penalties; estimated remaining life; the nature and realizable value of any collateral; and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made. We estimate the remaining life of our debt investments to generally be the legal maturity date of the instrument, as we generally intend to hold loans to maturity. However, if we have information available to us that the loan is expected to be repaid in the near term, we would use an estimated remaining life based on the expected repayment date.

For our equity investments, including equity and warrants, we generally use a market approach, including valuation methodologies consistent with industry practice, to estimate the enterprise value of portfolio companies. Typically, the enterprise value of a private company is based on multiples of EBITDA, cash flows, net income, revenues, or in limited cases, book value. In estimating the enterprise value of a portfolio company, we analyze various factors consistent with industry practice, including but not limited to original transaction multiples, the portfolio company’s historical and projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the nature and realizable value of any collateral, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public. Where applicable, we consider our ability to influence the capital structure of the portfolio company, as well as the timing of a potential exit.

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

We have investments in our portfolio that contain a payment-in-kind income provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. We stop accruing payment-in-kind income when it is determined that payment-in-kind income is no longer collectible. In addition, to maintain RIC tax treatment, substantially all of this income must be paid out to stockholders in the form of distributions, even though we have not yet collected the cash. We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

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

All transaction fees received in connection with our investments are recognized as income. Such fees typically include fees for services, including structuring and advisory services, provided to portfolio companies. We recognize income from fees for providing such structuring and advisory services when the services are rendered or the transactions are completed. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as fee income when received. Prior to the Formation Transactions, and in accordance with the prior limited partnership agreement, we historically recorded transaction fees provided in connection with our investments as a direct offset to management fee expense.

We also typically receive upfront loan origination or closing fees in connection with investments. Such upfront loan origination and closing fees are capitalized as unearned income offset against investments on our statement of assets and liabilities and amortized as additional interest income over the life of the investment.

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

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”) (“ASU 2011-04”). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) (collectively, the “Standards Boards”) on fair value measurement. The collective efforts of the Standards Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Standards Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRSs. The amendments to the FASB Codification in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. We adopted the amendments of ASU 2011-04 as of January 1, 2012. See Note 4 to the consolidated financial statements for the related disclosures. The adoption of ASU 2011-04 did not have a material impact on our consolidated financial statements.

In November 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210) containing new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. Our effective date is January 1, 2013. The adoption of this guidance is not expected to have a material impact on our consolidated financial position.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2012, we had one off-balance sheet arrangement with a portfolio company consisting of a $1.0 million revolving credit facility commitment of which $0.8 million was unfunded. As of December 31, 2011, we had no off-balance sheet arrangements.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•

Prior to the consummation of the Formation Transactions, the Fund had entered into a management agreement with Fidus Capital, LLC to manage the day-to-day operational and investment activities of the Fund and was paid management fees. See Note 5 to our consolidated financial statements.

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

Recent Developments

On July 6, 2012, we issued an additional $5.5 million in SBA debentures.

On July 10, 2012, we purchased $7.5 million of subordinated notes and warrants of S.B. Restaurant Co., doing business as Elephant Bar Restaurants, a California-based owner and operator of full service, casual dining restaurants.

On July 24, 2012, we sold a portion of our senior secured loan and warrants of United Biologics, LLC for $3.3 million at amortized cost.

On July 31, 2012, the Board declared a quarterly dividend of $0.38 per share payable on September 25, 2012 to stockholders of record as of September 11, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. As of June 30, 2012, all of our debt investments bore interest at fixed rates and all of our pooled SBA debentures bore interest at fixed rates. As of June 30, 2012, we also had $2.3 million in SBA debentures that carry a fixed rate through September 2012 when we expect they will pool at a higher fixed rate. Assuming that the consolidated statements of assets and liabilities as of June 30, 2012 and December 31, 2011 were to remain constant, a hypothetical 100 basis point change in interest rates would not have a material effect on our level of interest income from debt investments or interest expense.

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

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “1934 Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There were no changes in our internal control over financial reporting during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors.

In addition to other information set forth in this report, including the risk factors below, you should carefully consider the “Risk Factors” discussed in our Form 10-K for the year ended December 31, 2011 and filed with the SEC on March 8, 2012, which are incorporated herein by reference. These Risk Factors could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Because we borrow money and may in the future issue additional senior securities, including preferred stock and debt securities, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in us. The Fund borrows from and issues debt securities to the SBA, and we may borrow from banks and other lenders in the future. The SBA has fixed dollar claims on the Fund’s assets that are superior to the claims of our stockholders. We may also borrow from banks and other lenders or issue additional senior securities including preferred stock and debt securities in the future. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not used leverage. Conversely, if the value of the our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our stockholders. Leverage is generally considered a speculative investment technique.

Our ability to achieve our investment objectives may depend in part on our ability to achieve additional leverage on favorable terms by borrowing from the SBA, banks or other lenders, and there can be no assurance that such additional leverage can in fact be achieved.

As a BDC, we are generally required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings (other than SBA leverage) and any preferred stock we may issue in the future, of at least 200.0%. If this ratio declines below 200.0%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on Our Portfolio

(Net of Expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder (1)	(23.0)%	(13.6)%	(4.1)%	5.3%	14.8%

(1)	Assumes $267.5 million in total assets, $121.3 million in outstanding SBA debentures and $141.6 million in net assets as of June 30, 2012 and an average cost of funds of 4.8%.

Funding a portion of our investments with preferred stock would magnify the potential for gain or loss and the risks of investing in us in the same way as our other borrowings.

Preferred stock, which is another form of leverage, has the same risks to our common stockholders as borrowings because the distributions with respect to any preferred stock must be cumulative. Payment of such distributions and repayment of the liquidation preference of such preferred stock must take preference over any distributions or other payments to our common stockholders, and preferred stockholders are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference.

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

From time to time, we may borrow from financial institutions in order to obtain additional capital. Unfavorable economic conditions result in a decision by lenders not to extend credit to us. Our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage under the 1940 Act must equal at least 200.0% of total indebtedness immediately after each time we incur indebtedness exclusive of the SBA debentures pursuant to our SEC exemptive relief. Additionally, shrinking portfolio values will negatively impact our ability to borrow additional funds because our net asset value is reduced for purposes of the 200.0% asset leverage test. If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratio stipulated by the 1940 Act, which could, in turn, cause us to lose our status as a BDC and materially impair our business operations. A protracted disruption in the credit markets could also materially decrease demand for our investments.

We will access the capital markets periodically to issue debt or equity securities. Volatility or dislocation in the capital markets may depress our stock price below our net asset value per share and create a challenging environment in which to raise debt and equity capital. As a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. In addition, we are required to distribute at least 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders in order to qualify and maintain our status as a RIC. As a result, earnings that we distribute to our stockholders will not be available to fund new investments. An inability to access the capital markets could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which may have an adverse effect on the value of our securities.

We may not be able to pay distributions, our distributions may not grow over time, a portion of distributions paid to stockholders may be a return of capital, and investors in our debt securities may not receive all of the interest income to which they are entitled.

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure stockholders that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be harmed by, among other things, the risk factors described herein and in our Form 10-K for the year ended December 31, 2011 filed with the SEC on March 8, 2012. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could, in the future, limit our ability to pay distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, SBA regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure stockholders that we will pay distributions in the future.

If we issue debt securities in the future, the above-referenced restrictions on distributions may also inhibit our ability to make required interest payments to holders of any such debt securities, which may cause a default under the terms of our then-existing debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of our then-existing debt agreements.

When we make quarterly distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings and profits, recognized capital gain or capital. To the extent there is a return of capital, investors will be required to reduce their basis in our stock for U.S. federal income tax purposes.

Our stockholders may have a current tax liability on distributions they elect to reinvest in our common stock but would not receive cash from such distributions to pay such tax liability.

If a stockholder participates in our dividend reinvestment plan, the stockholder will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless the stockholder is a tax-exempt entity, the stockholder may have to use funds from other sources to pay the tax liability on the value of our common stock received from the distribution.

Because we expect to distribute substantially all of our net investment income and net realized capital gains to our stockholders, we will need additional capital to finance our growth, and such capital may not be available on favorable terms or at all.

We intend to elect to be taxed for U.S. federal income tax purposes as a RIC under Subchapter M of the Code commencing with our taxable year ended December 31, 2011. If we meet certain requirements, including source-of-income, asset diversification and distribution requirements, and if we continue to be regulated as a BDC, we will qualify to be taxed as a RIC and therefore will not have to pay U.S. federal corporate income tax on income that we timely distribute to our stockholders, allowing us to substantially reduce or eliminate our corporate-level income tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings (other than SBA leverage) and any preferred stock we may issue in the future, of at least 200.0% at the time we issue any debt or preferred stock. This requirement limits the amount of our leverage. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or issuing preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so.

While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure investors that debt and equity financing will be available to us on favorable terms, or at all. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline. In addition, as a BDC, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. At our Annual Stockholders Meeting on June 6, 2012, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 6, 2013 or the date of our 2013 Annual Meeting of Stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25.0% of the Company’s then outstanding common stock immediately prior to each such sale. We do not intend to issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so. For an illustration on the potential dilutive effect of an offering of our common stock at a price below net asset value, please see the illustration below.

Illustration: Examples of Dilutive Effect of the Issuance of Shares Below Net Asset Value. The following table illustrates the level of net asset value dilution that would be experienced by a nonparticipating stockholder in three different hypothetical offerings of different sizes and levels of discount from net asset value per share, although it is not possible to predict the level of market price decline that may occur. Actual sales prices and discounts may differ from the presentation below.

Assume that Company XYZ has 1,000,000 common shares outstanding, $15,000,000 in total assets and $5,000,000 in total liabilities. The current net asset value and net asset value per share are thus $10,000,000 and $10.00, respectively. The table illustrates the dilutive effect on nonparticipating Stockholder A of (1) an offering of 50,000 shares (5.0% of the outstanding shares) at $9.50 per share after offering expenses and commission (a 5.0% discount from net asset value), (2) an offering of 100,000 shares (10.0% of the outstanding shares) at $9.00 per share after offering expenses and commissions (a 10.0% discount from net asset value) and (3) an offering of 200,000 shares (20.0% of the outstanding shares) at $8.00 per share after offering expenses and commissions (a 20.0% discount from net asset value). The acronym “NAV” stands for “net asset value.”

In any offering of common stock, we will present the actual dilution to stockholders in tabular form in the prospectus supplement specific to that offering.

		Example 1 5.0% Offering at 5.0% Discount		Example 2 10.0% Offering at 10.0% Discount		Example 3 20.0% Offering at 20.0% Discount
	Prior to Sale Below NAV	Following Sale	% Change	Following Sale	% Change	Following Sale	% Change
Offering Price
Price per Share to Public	—	$10.00	—	$9.47	—	$8.42	—
Net Proceeds per Share to Issuer	—	$9.50	—	$9.00	—	$8.00	—
Decrease to NAV
Total Shares Outstanding	1,000,000	1,050,000	5.00%	1,100,000	10.00%	1,200,000	20.00%
NAV per Share	$10.00	$9.98	(0.24)%	$9.91	(0.91)%	$9.67	(3.33)%
Dilution to Stockholder
Shares Held by Stockholder A	10,000	10,000	—	10,000	—	10,000	—
Percentage Held by Stockholder A	1.0%	0.95%	(4.76)%	0.91%	(9.09)%	0.83%	(16.67)%
Total Asset Values
Total NAV Held by Stockholder A	$100,000	$99,762	(0.24)%	$99,091	(0.91)%	$96,667	(3.33)%
Total Investment by Stockholder A (Assumed to Be $10.00 per Share)	$100,000	$100,000	—	$100,000	—	$100,000	—
Total Dilution to Stockholder A (Total NAV Less Total Investment)	—	$(238)	—	$(909)	—	$(3,333)	—
Per Share Amounts
NAV per Share Held by Stockholder A	—	$9.98	—	$9.91	—	$9.67	—
Investment per Share Held by Stockholder A (Assumed to be $10.00 per Share)	$10.00	$10.00	—	$10.00	—	$10.00	—
Dilution per Share Held by Stockholder A (NAV per Share Less Investment per Share)	—	$(0.02)	—	$(0.09)	—	$(0.33)	—
Percentage Dilution to Stockholder A (Dilution per Share Divided by Investment per Share)	—	—	(0.24)%	—	(0.91)%	—	(3.33)%

Regulations governing our operation as a BDC affect our ability to raise, and the way in which we raise, additional capital which may have a negative effect on our growth.

Our business will require capital to operate and grow. We may acquire such additional capital from the following sources:

Senior Securities. Currently we, through our SBIC subsidiary, issue debt securities guaranteed by the SBA. In the future, we may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions (including borrowings under our line of credit), which we refer to collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including, but not limited to, the following:

•

Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200.0% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our debt at a time when such sales and/or repayments may be disadvantageous. Further, we may not be permitted to declare or make any distribution to stockholders or repurchase shares until such time as we satisfy this test.

•	Any amounts that we use to service our debt or make payments on preferred stock will not be available for distributions to our common stockholders.

•

It is likely that any senior securities or other indebtedness we issue will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, some of these securities or other indebtedness may be rated by rating agencies, and in obtaining a rating for such securities and other indebtedness, we may be required to abide by operating and investment guidelines that further restrict operating and financial flexibility.

•	We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities and other indebtedness.

•

Preferred stock or any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock, including separate voting rights and could delay or prevent a transaction or a change in control to the detriment of the holders of our common stock.

Additional Common Stock. Under the provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. At our Annual Stockholders Meeting on June 6, 2012, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 6, 2013 or the date of our 2013 Annual Meeting of Stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25.0% of the Company’s then outstanding common stock immediately prior to each such sale. We do not intend to sell or otherwise issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so. In any such case, however, the price at which our common stock are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

The impact of recent financial reform legislation on us is uncertain.

In light of current conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Reform Act became effective on July 21, 2010; however, many provisions of the Dodd-Frank Reform Act have delayed effectiveness or will not become effective until the relevant federal agencies issue new rules to implement the Dodd-Frank Reform Act. Nevertheless, the Dodd-Frank Reform Act may have a material adverse impact on the financial services industry as a whole and on our business, results of operations and financial condition. Accordingly, we cannot predict the effect the Dodd-Frank Reform Act or its implementing regulations will have on our business, results of operations or financial condition.

Our ability to enter into and exit investment transactions with our affiliates will be restricted.

Except in those instances where we have received prior exemptive relief from the SEC, we will be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our independent directors. Any person that owns, directly or indirectly, 5.0% or more of our outstanding voting securities is deemed our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits “joint” transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors. If a person acquires more than 25.0% of our voting securities, we will be prohibited from buying or selling any security from or to such person, or entering into joint transactions with such person, absent the prior approval of the SEC. These restrictions could limit or prohibit us from making certain attractive investments that we might otherwise make absent such restrictions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to Section 23(c)(1) of the Investment Company Act of 1940, we intend to purchase our common stock in the open market in order to satisfy our Dividend Reinvestment Plan obligations if, at the time of the distribution of any dividend, our common stock is trading at a price per share below net asset value. During the three months ended June 30, 2012, in connection with our Dividend Reinvestment Plan, the plan administrator purchased 40,196 shares of our common stock for $600,342 in the open market with respect to our dividend for the second quarter of 2012. The following chart summarizes these purchases of our common stock for the three months ended June 30, 2012.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2012	—	$—	—	—
May 1-31, 2012	—	—	—	—
June 1-30, 2012	40,196	14.94	—	—

Total	40,196	$14.94	—	—

(1)	All shares purchased in the open market pursuant to the terms of our Dividend Reinvestment Plan.

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

FIDUS INVESTMENT CORPORATION

Date: August 2, 2012	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2012	/s/ CARY L. SCHAEFER
Cary L. Schaefer
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.