Form 10-Q
period 2012-09-30
FIDUS INVESTMENT Corp
filed 2012-11-01
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 1, 2012, the Registrant had outstanding 11,930,084 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

	September 30, 2012 (unaudited)	December 31, 2011
ASSETS
Investments, at fair value
Control investments (cost: $20,630,677 and $19,916,617, respectively)	$30,407,264	$28,598,962
Affiliate investments (cost: $59,311,692 and $49,913,338, respectively)	57,636,050	50,058,243
Non-control/non-affiliate investments (cost: $158,423,437 and $122,709,976, respectively)	163,874,163	126,088,167

Total investments, at fair value (cost: $238,365,806 and $192,539,931, respectively)	251,917,477	204,745,372
Cash and cash equivalents	68,129,793	39,058,516
Interest receivable	3,754,228	1,686,851
Deferred financing costs (net of accumulated amortization of $1,466,376 and $1,134,767, respectively)	3,464,999	2,687,233
Prepaid expenses and other assets	817,004	465,171

Total assets	328,083,501	248,643,143

LIABILITIES
SBA debentures	141,500,000	104,000,000
Accrued interest payable	501,768	1,718,989
Due to affiliates	3,356,185	2,162,160
Accounts payable and other liabilities	605,741	279,849

Total liabilities	145,963,694	108,160,998

Net assets	$182,119,807	$140,482,145

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 11,930,084 and 9,427,021 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively)	$11,930	$9,427
Additional paid-in capital	177,109,526	138,648,226
Undistributed net investment income	275,063	422,049
Accumulated net realized gain (loss) on investments	1,492,676	(481,937)
Accumulated net unrealized appreciation on investments	3,230,612	1,884,380

Total net assets	$182,119,807	$140,482,145

Net asset value per share	$15.27	$14.90

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investment income:
Interest and fee income
Control investments	$743,717	$871,795	$2,193,331	$2,545,183
Affiliate investments	1,992,048	1,102,565	5,553,392	3,027,253
Non-control/non-affiliate investments	6,023,598	3,816,417	15,843,256	10,062,551

Total interest and fee income	8,759,363	5,790,777	23,589,979	15,634,987
Dividend income
Control investments	—	124,697	—	361,073
Affiliate investments	30,787	—	91,645	—
Non-control/non-affiliate investments	156,504	11,320	428,432	11,320

Total dividend income	187,291	136,017	520,077	372,393
Interest on idle funds and other income	33,828	23,427	95,445	55,891

Total investment income	8,980,482	5,950,221	24,205,501	16,063,271

Expenses:
Interest expense	1,651,492	1,376,205	4,663,356	4,095,257
Base management fee	1,099,361	705,159	3,044,075	2,740,562
Less: management fee offset	—	—	—	(430,208)
Incentive fee	1,644,150	535,841	3,567,566	535,841
Administrative service expenses	218,692	184,069	671,834	206,242
Professional fees	158,603	308,482	571,755	478,832
Other general and administrative expenses	198,084	185,749	699,901	291,870

Total expenses	4,970,382	3,295,505	13,218,487	7,918,396

Net investment income before income taxes	4,010,100	2,654,716	10,987,014	8,144,875
Income tax expense (benefit)	7,921	—	13,267	—

Net investment income	4,002,179	2,654,716	10,973,747	8,144,875

Net realized and unrealized gains (losses) on investments:
Realized gain (loss) on non-control/non-affiliate investments	1,974,613	—	1,974,613	(7,935,430)
Net change in unrealized appreciation on investments	599,812	490,836	1,346,232	10,876,497

Net gain on investments	2,574,425	490,836	3,320,845	2,941,067

Net increase in net assets resulting from operations	$6,576,604	$3,145,552	$14,294,592	$11,085,942

Per common share data: (1)
Net investment income per share-basic and diluted	$0.40	$0.28	$1.14	$0.86

Net increase in net assets resulting from operations per share-basic and diluted	$0.66	$0.33	$1.49	$1.18

Dividends declared per share	$0.38	$0.32	$1.08	$0.32

Weighted average number of shares outstanding - basic and diluted	9,939,307	9,427,021	9,599,029	9,427,021

(1)	The weighted average shares outstanding for the three and nine months ended September 30, 2011, are based on the assumption that the number of shares issued in the Formation Transactions and Offering (including the over-allotment) in June and July 2011 (9,427,021 shares of common stock) had been issued on January 1, 2011.

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

						Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation on Investments	Total Net Assets
		Common Stock		Additional Paid in Capital	Undistributed Net Investment Income
	Partners’ Capital	Number of Shares	Par Value

Balances at December 31, 2010	$52,004,664	—	$—	$—	$—	$—	$—	$52,004,664

Capital contributions	7,000,000	—	—	—	—	—	—	7,000,000
Capital distributions	(1,500,000)							(1,500,000)
Net investment income through June 20, 2011	5,077,597	—	—	—	—	—	—	5,077,597
Realized loss on investments through June 20, 2011	(7,935,430)	—	—	—	—	—	—	(7,935,430)
Net change in unrealized appreciation on investments through June 20, 2011	10,385,661	—	—	—	—	—	—	10,385,661
Formation transactions	(65,032,492)	4,056,521	4,057	65,028,435	—	—	—	—
Public offering of common stock, net of expenses	—	5,370,500	5,370	73,619,791	—	—	—	73,625,161

Net increase in net assets resulting from operations June 21 to September 30, 2011					3,067,278		490,836	3,558,114
Dividends declared and paid					(3,016,646)	—		(3,016,646)

Balances at September 30, 2011	$—	9,427,021	$9,427	$138,648,226	$50,632	$—	$490,836	$139,199,121

Balances at December 31, 2011	$—	9,427,021	$9,427	$138,648,226	$422,049	$(481,937)	$1,884,380	$140,482,145
Public offering of common stock, net of expenses		2,472,500	2,472	37,949,401	—	—	—	37,951,873
Net increase in net assets resulting from operations	—	—	—	—	10,973,747	1,974,613	1,346,232	14,294,592
Dividends declared and paid	—	30,563	31	511,899	(11,120,733)	—	—	(10,608,803)

Balances at September 30, 2012	$—	11,930,084	$11,930	$177,109,526	$275,063	$1,492,676	$3,230,612	$182,119,807

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$14,294,592	$11,085,942
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	(1,346,232)	(10,876,497)
Realized (gain) loss on investments	(1,974,613)	7,935,430
Interest and dividend income paid-in-kind	(3,490,398)	(3,125,259)
Accretion of original issue discount	(849,756)	(492,048)
Accretion of origination fees	(153,181)	(3,803)
Amortization of deferred financing costs	331,609	271,494
Purchase of investments	(57,687,812)	(37,641,858)
Proceeds from repayments and sales of investments	17,882,623	5,285,791
Proceeds from loan origination fees	447,264	144,500
Changes in operating assets and liabilities:
Interest receivable	(2,067,377)	(1,182,259)
Prepaid expenses and other assets	(351,833)	(203,568)
Accrued interest payable	(1,217,221)	(1,221,102)
Due to affiliates	1,194,025	830,131
Accounts payable and other liabilities	325,892	67,343

Net cash used in operating activities	(34,662,418)	(29,125,763)

Cash Flows from Financing Activities
Proceeds from offering, net of expenses	37,951,873	73,625,161
Proceeds received from SBA debentures	37,500,000	3,250,000
Payment of deferred financing costs	(1,109,375)	(78,813)
Capital contributions	—	7,000,000
Capital distributions	—	(1,500,000)
Cash dividends paid to stockholders	(10,608,803)	(3,016,646)

Net cash provided by financing activities	63,733,695	79,279,702

Net increase in cash and cash equivalents	29,071,277	50,153,939

Cash and cash equivalents:
Beginning of period	39,058,516	1,757,139

End of period	$68,129,793	$51,911,078

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$5,548,968	$5,044,865

See Notes to Consolidated Financial Statements (unaudited).

Fidus Investment Corporation

Consolidated Schedule of Investments

September 30, 2012 (unaudited)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Control Investments (5)

Worldwide Express Operations, LLC	Transportation Services
Subordinated Note		11.0%/3.0%	2/1/2014	$8,879,619	$8,879,619	$8,879,619
Subordinated Note		10.0%/4.0%	2/1/2014	11,634,145	11,480,668	11,634,145
Warrant (213,381 units) (7)					—	8,457,000
Common Units (51,946 units) (7)					270,390	1,436,500

Sub Total					20,630,677	30,407,264	17%

Total Control Investments					20,630,677	30,407,264	17%

Affiliate Investments (5)

Apex Microtechnology, Inc.	Electronic Control Supplier
Subordinated Note		12.0%/2.0%	2/16/2018	6,200,000	5,923,676	5,923,676
Warrant (2,294 units)					220,366	220,366
Common Units (11,690 units)					1,169,000	1,169,000

Sub Total					7,313,042	7,313,042	4%

Avrio Technology Group, LLC	Electronic Control Supplier
Subordinated Note		9.0%/7.5%	10/15/2015	9,050,645	9,050,645	6,933,534
Common Units (1,000 units) (7)					1,000,000	—

Sub Total					10,050,645	6,933,534	4%

Malabar International	Aerospace & Defense Manufacturing
Subordinated Note		12.5%/2.5%	5/21/2017	4,955,915	4,925,199	4,955,915
Preferred Equity (1,494 shares) (6)		6.0%/0.0%			1,987,139	2,741,000

Sub Total					6,912,338	7,696,915	4%

Medsurant Holdings, LLC	Healthcare Services
Subordinated Note		14.0%/0.0%	4/12/2016	7,250,000	5,924,646	7,250,000
Preferred Units (60,977 units) (7)					698,804	852,200
Warrant (222,224 units) (7)					2,182,466	3,112,400

Sub Total					8,805,916	11,214,600	6%

Paramount Building Solutions, LLC	Retail Cleaning
Subordinated Note		12.0%/4.0%	2/15/2014	6,433,248	6,433,248	6,433,248
Common Units (107,143 units) (7)					1,500,000	575,200

Sub Total					7,933,248	7,008,448	4%

Trantech Radiator Products, Inc.	Utility Equipment Manufacturer
Subordinated Note		12.0%/1.8%	5/4/2017	9,146,122	9,107,926	9,146,122
Common Shares (6,875 shares)					687,500	1,122,100

Sub Total					9,795,426	10,268,222	6%

Westminster Cracker Company, Inc.	Specialty Cracker Manufacturer
Subordinated Note		14.0%/4.0%	11/17/2014	7,292,880	7,292,880	7,073,789
Common Units (1,208,197 units)					1,208,197	127,500

Sub Total					8,501,077	7,201,289	4%

Total Affiliate Investments					59,311,692	57,636,050	32%

Non-Control/Non-Affiliate Investments (5)

Acentia, LLC (f/k/a ITSolutions)	IT Services
Common Units (499 units)					500,000	277,600	0%

ACFP Management, Inc.	Restaurants
Subordinated Note		12.0%/2.0%	6/29/2017	7,514,048	7,482,082	7,514,048	4%

Brook & Whittle Limited	Specialty Printing
Subordinated Note		12.0%/4.8%	8/9/2016	6,547,400	6,547,400	6,547,400
Subordinated Note		12.0%/2.0%	8/9/2016	2,150,853	2,069,046	1,988,284
Warrant (1,051 shares)					285,000	442,000
Common Shares (148 shares)					110,374	62,200

Sub Total					9,011,820	9,039,884	5%

Fidus Investment Corporation

Consolidated Schedule of Investments

September 30, 2012 (continued) (unaudited)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Brook Furniture Rental, Inc.	Furniture Rental
Subordinated Note		12.0%/1.5%	9/30/2016	$7,716,714	$7,295,604	$7,716,714
Warrants (2.5%)					485,188	543,500

Sub Total					7,780,792	8,260,214	5%

Caldwell & Gregory, LLC	Laundry Services
Subordinated Note		12.5%/1.5%	4/23/2016	1,882,911	1,882,911	1,882,911
Preferred Units (11,628 units) (7)					1,162,786	1,497,500
Common Units (4,464 units) (7)					4,464	272,200

Sub Total					3,050,161	3,652,611	2%

Connect-Air International, Inc.	Specialty Distribution
Subordinated Note		12.5%/3.0%	12/31/2014	4,000,000	4,000,000	4,000,000
Preferred Interest (6)		0.0%/10.0%	12/31/2014		5,496,714	5,966,500

Sub Total					9,496,714	9,966,500	5%

Continental Anesthesia Management, LLC	Healthcare Services
Senior Secured Loan		13.5%/0.0%	11/10/2014	10,200,000	10,082,254	10,200,000
Warrant (263 shares)					276,070	100,900

Sub Total					10,358,324	10,300,900	6%

Convergent Resources, Inc.	Debt Collection Services
Subordinated Note		13.0%/3.0%	12/27/2017	5,544,000	5,491,571	5,491,571	3%

FutureTech Holding Company	IT Services
Subordinated Note		13.5%/5.5%	2/29/2016	7,765,618	7,702,121	7,765,618	4%

Goodrich Quality Theaters, Inc.	Movie Theaters
Subordinated Note		12.8%/0.0%	3/31/2015	12,500,000	12,119,198	12,500,000
Warrant (71 shares)					750,000	2,293,600

Sub Total					12,869,198	14,793,600	8%

Innovative Product Achievement, LLC	Healthcare Products
Subordinated Note		13.0%/2.5%	12/21/2016	6,334,073	6,310,053	6,334,073	3%

Jacob Ash Holdings, Inc.	Apparel Distribution
Subordinated Note		13.0%/4.0%	8/11/2016	3,500,000	3,486,469	3,500,000
Subordinated Note		13.0%/0.0%	8/11/2016	1,750,000	1,717,665	1,750,000
Preferred Equity (500 shares) (6)		0.0%/15.0%	8/11/2016		561,464	421,400
Warrant (129,630 shares)					67,408	—

Sub Total					5,833,006	5,671,400	3%

Jan-Pro Holdings, LLC	Commercial Cleaning
Subordinated Note		12.5%/3.5%	3/18/2017	7,545,358	7,545,358	7,545,358
Preferred Equity (1,054,619 shares)					832,124	427,800

Sub Total					8,377,482	7,973,158	4%

K2 Industrial Services, Inc.	Industrial Cleaning & Coatings
Subordinated Note		11.8%/2.0%	5/23/2017	12,209,993	12,159,276	12,209,993
Preferred Equity (1,200 shares)					1,200,000	861,300

Sub Total					13,359,276	13,071,293	7%

Lightning Diversion Systems, Inc.	Aerospace & Defense Manufacturing
Revolving Loan ($1,000,000 Commitment)		12.0%/0.0%	6/17/2017	—	(4,717)	(4,717)
Senior Secured Loan		12.0%/0.0%	6/17/2017	7,412,742	7,377,773	7,377,773
Common Units (600,000 units)					600,000	600,000

Sub Total					7,973,056	7,973,056	4%

Fidus Investment Corporation

Consolidated Schedule of Investments

September 30, 2012 (continued) (unaudited)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
National Truck Protection Co., Inc.	Financial Services
Senior Secured Loan		13.5%/2.0%	8/10/2017	9,000,000	$8,934,368	$8,934,368
Common Units (531 units)					450,000	450,000

Sub Total					9,384,368	9,384,368	5%

Nobles Manufacturing, Inc.	Aerospace & Defense Manufacturing
Subordinated Note		13.0%/3.0%	4/6/2016	$6,825,000	6,825,000	6,825,000
Preferred Equity (1,300,000 shares)					1,300,000	1,812,500
Common Equity (1,300,000 shares)					—	—

Sub Total					8,125,000	8,637,500	5%

S.B. Restaurant Co. (dba Elephant Bar)	Restaurants
Subordinated Note		13.0%/1.0%	1/10/2018	7,517,292	7,077,152	7,077,152
Warrant (652 shares)					415,992	415,992

Sub Total					7,493,144	7,493,144	4%

Simplex Manufacturing Co.	Aerospace & Defense Manufacturing
Subordinated Note		13.0%/0.0%	10/31/2013	4,550,000	4,404,690	4,550,000
Warrant (24 shares)					710,000	1,056,300

Sub Total					5,114,690	5,606,300	3%

Tulsa Inspection Resources, Inc.	Oil & Gas Services
Subordinated Note		14.0%/0.0%	3/12/2014	4,000,000	3,942,914	4,000,000
Subordinated Note		17.5%/0.0%	3/12/2014	648,471	648,471	648,471
Warrant (6 shares)					193,435	1,490,800
Common Equity (1 share)					94,500	102,500

Sub Total					4,879,320	6,241,771	3%

United Biologics, LLC	Healthcare Services
Senior Secured Loan		12.0%/2.0%	3/5/2017	6,829,145	6,265,530	6,828,254
Common Equity (88,968 units) (7)					1,000,000	1,000,000
Warrant (78,148 units)					565,729	597,300

Sub Total					7,831,259	8,425,554	5%

Total Non-Control/Non-Affiliate Investments					158,423,437	163,874,163	90%

Total Investments					$238,365,806	$251,917,477	138%

(1)	All debt investments are income producing. Equity investments are non-income producing unless otherwise noted.
(2)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(3)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(4)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any.
(5)	See Note 2 — Significant Accounting Policies, Investment Classification for definitions of Control and Affiliate classifications.
(6)	Income producing. Maturity date, if any, represents mandatory redemption date.
(7)	Investment is held by a wholly-owned subsidiary of the Company.

See Notes to Consolidated Financial Statements (unaudited).

Fidus Investment Corporation

Consolidated Schedule of Investments

December 31, 2011

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Control Investments (5)

Worldwide Express Operations, LLC	Transportation Services
Subordinated Note		11.0%/3.0%	2/1/2014	$8,683,141	$8,683,141	$8,683,141
Subordinated Note		0.0%/14.0%	2/1/2014	11,200,821	10,963,086	11,200,821
Warrant (213,381 units) (7)					—	7,386,100
Common Units (51,946 units) (7)					270,390	1,328,900

Sub Total					19,916,617	28,598,962	20%

Total Control Investments					19,916,617	28,598,962	20%

Affiliate Investments (5)

Avrio Technology Group, LLC	Electronic Control Supplier
Subordinated Note		9.0%/7.5%	10/15/2015	8,560,918	8,560,918	8,061,600
Common Units (1,000 units) (7)					1,000,000	372,200

Sub Total					9,560,918	8,433,800	6%

Malabar International	Aerospace & Defense Manufacturing
Subordinated Note		12.5%/2.5%	5/21/2017	4,863,472	4,827,896	4,827,896
Preferred Equity (1,494 shares) (6)					1,985,329	1,985,329

Sub Total					6,813,225	6,813,225	5%

Medsurant Holdings, LLC	Healthcare Services
Subordinated Note		14.0%/0.0%	4/12/2016	7,250,000	5,676,797	7,250,000
Preferred Units (40,750 units) (7)					500,000	500,000
Warrant (166,970 units) (7)					1,669,700	1,989,900

Sub Total					7,846,497	9,739,900	7%

Paramount Building Solutions, LLC	Retail Cleaning
Subordinated Note		12.0%/4.0%	2/15/2014	6,240,663	6,240,663	6,240,663
Common Units (107,143 units) (7)					1,500,000	1,745,400

Sub Total					7,740,663	7,986,063	6%

Trantech Radiator Products, Inc.	Utility Equipment Manufacturer
Subordinated Note		12.0%/1.8%	5/4/2017	9,025,375	8,981,055	8,981,055
Common Shares (6,875 shares)					687,500	687,500

Sub Total					9,668,555	9,668,555	7%

Westminster Cracker Company, Inc.	Specialty Cracker Manufacturer
Subordinated Note		14.0%/4.0%	11/17/2014	7,075,283	7,075,283	6,901,700
Common Units (1,208,197 units)					1,208,197	515,000

Sub Total					8,283,480	7,416,700	5%

Total Affiliate Investments					49,913,338	50,058,243	36%

Fidus Investment Corporation

Consolidated Schedule of Investments

December 31, 2011 (continued)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments (5)

ACFP Acquisition Company, Inc.	Restaurants
Subordinated Note		12.0%/2.0%	6/29/2017	$7,400,822	$7,363,840	$7,363,840	5%

Brook & Whittle Limited	Specialty Printing
Subordinated Note		12.0%/4.8%	8/9/2016	6,316,340	6,316,340	6,316,340
Subordinated Note		12.0%/2.0%	8/9/2016	2,118,858	1,993,369	2,038,896
Warrant (1,051 shares)					285,000	550,200
Common Shares (148 Shares)					110,374	77,500

Sub Total					8,705,083	8,982,936	6%

Brook Furniture Rental, Inc.	Furniture Rental
Subordinated Note		12.0%/1.5%	9/30/2016	7,629,171	7,131,385	7,131,385
Warrants (2.5%)					485,188	485,188

Sub Total					7,616,573	7,616,573	5%

Caldwell & Gregory, LLC	Laundry Services
Subordinated Note		12.5%/1.5%	4/23/2016	3,465,874	3,465,874	3,465,874
Preferred Units (11,628 units) (7)					1,162,786	1,424,485
Common Units (4,464 units) (7)					4,464	166,700

Sub Total					4,633,124	5,057,059	4%

Connect-Air International, Inc.	Specialty Distribution
Subordinated Note		12.5%/3.0%	12/31/2014	4,213,879	4,213,879	4,213,879
Preferred Interest (6)		0.0%/10.0%	12/31/2014		5,131,979	5,131,979

Sub Total					9,345,858	9,345,858	7%

Goodrich Quality Theaters, Inc.	Movie Theaters
Subordinated Note		12.8%/0.0%	3/31/2015	12,500,000	12,007,236	12,500,000
Warrant (71 shares)					750,000	2,080,300

Sub Total					12,757,236	14,580,300	10%

Innovative Product Achievement, LLC	Healthcare Products
Subordinated Note		13.0%/2.5%	12/21/2016	6,334,073	6,305,809	6,305,809	4%

Interactive Technology Solutions, LLC	Government IT Services
Subordinated Note		12.0%/3.0%	12/31/2015	5,182,173	5,182,173	5,182,173
Common Units (499 units)					500,000	371,000

Sub Total					5,682,173	5,553,173	4%

Jacob Ash Holdings, Inc.	Apparel Distribution
Subordinated Note		13.0%/4.0%	8/11/2016	3,555,421	3,539,273	3,539,273
Subordinated Note		13.0%/0.0%	8/11/2016	1,750,000	1,711,444	1,711,444
Preferred Equity (500 shares) (6)		0.0%/15.0%	8/11/2016		497,768	497,768
Warrant (129,630 shares)					67,408	67,408

Sub Total					5,815,893	5,815,893	4%

Fidus Investment Corporation

Consolidated Schedule of Investments

December 31, 2011 (continued)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Jan-Pro Holdings, LLC	Commercial Cleaning
Subordinated Note		12.5%/3.5%	3/18/2017	$7,350,713	$7,350,713	$7,350,713
Preferred Equity (1,054,619 shares)					832,124	420,200

Sub Total					8,182,837	7,770,913	6%

K2 Industrial Services, Inc.	Industrial Cleaning & Coatings
Subordinated Note		11.8%/2.0%	5/23/2017	12,026,000	11,967,141	11,967,141
Preferred Equity (1,200 shares)					1,200,000	1,200,000

Sub Total					13,167,141	13,167,141	9%

Nobles Manufacturing, Inc.	Aerospace & Defense Manufacturing
Subordinated Note		13.0%/3.0%	4/6/2016	6,825,000	6,825,000	6,825,000
Preferred Equity (1,300,000 shares)					1,300,000	2,428,300
Common Equity (1,300,000 shares)					—	—

Sub Total					8,125,000	9,253,300	7%

Restoration Holdco, LLC	Restoration & Mitigation Services
Senior Secured Note		13.0%/0.0%	8/11/2016	4,400,000	4,241,962	4,241,962
Warrant (9.5 units)					127,139	127,139

Sub Total					4,369,101	4,369,101	3%

Simplex Manufacturing Co.	Aerospace & Defense Manufacturing
Subordinated Note		13.0%/0.0%	10/31/2013	4,550,000	4,307,693	4,437,900
Warrant (24 shares)					710,000	406,900

Sub Total					5,017,693	4,844,800	3%

TBG Anesthesia Management, LLC	Healthcare Services
Senior Secured Loan		13.5%/0.0%	11/10/2014	10,750,000	10,590,891	10,750,000
Warrant (263 shares)					276,070	290,600

Sub Total					10,866,961	11,040,600	8%

Tulsa Inspection Resources, Inc.	Oil & Gas Services
Subordinated Note		14.0%/0.0%	3/12/2014	4,000,000	3,913,748	3,953,400
Subordinated Note		17.5%/0.0%	3/12/2014	648,471	648,471	648,471
Warrant (6 shares)					193,435	419,000

Sub Total					4,755,654	5,020,871	4%

Total Non-Control/Non-Affiliate Investments					122,709,976	126,088,167	90%

Total Investments					$192,539,931	$204,745,372	146%

(1)	All debt investments are income producing. Equity investments are non-income producing unless otherwise noted.
(2)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(3)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(4)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any.
(5)	See Note 2 — Significant Accounting Policies, Investment Classification for definitions of Control and Affiliate classifications.
(6)	Income producing. Maturity date, if any, represents mandatory redemption date.
(7)	Investment is held by a wholly-owned subsidiary of the Company.

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

Note 1. Organization and Nature of Business

Fidus Investment Corporation, a Maryland corporation (“FIC,” and together with its subsidiaries, the “Company”), was formed on February 14, 2011 for the purposes of (i) acquiring 100% of the limited partnership interests of Fidus Mezzanine Capital, L.P. and its consolidated subsidiaries (collectively, the “Fund”) and 100% of the membership interests of the Fund’s general partner, Fidus Mezzanine Capital GP, LLC (“FMCGP”), (ii) raising capital in an initial public offering that was completed in June 2011 (the “Offering”) and (iii) thereafter operating as an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund has also elected to be regulated as a BDC under the 1940 Act. In addition, for federal income tax purposes, the Company elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2011.

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

On September 11, 2012, the Company issued 2,472,500 shares in a follow-on public offering, including shares purchased by the underwriters pursuant to their exercise of the over-allotment option, at an offering price of $16.10 per share resulting in net proceeds of $37,951,873 after deducting underwriting fees and commissions and offering costs totaling $1,855,377. As of September 30, 2012, the Company had 11,930,084 shares of common stock outstanding.

Note 2. Significant Accounting Policies

Basis of presentation: The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), as established by the Financial Accounting Standards Board (“FASB”). These consolidated financial statements reflect the guidance in the Accounting Standards Codification (“ASC”), which is the single source of authoritative GAAP recognized by the FASB. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. The current period’s results of operation are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2011.

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

Deferred financing costs: Deferred financing costs include SBA debenture commitment and leverage fees that have been capitalized and are amortized on a straight-line basis into interest expense over the term of the debenture agreement (10 years). Deferred financing costs also include costs related to the Company’s previous revolving credit facility. These costs have been capitalized and amortized into interest expense over the term of the credit facility.

Revenue recognition: The Company’s revenue recognition policies are as follows:

Investments and related investment income. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains and losses previously recognized. Changes in the fair value of investments from the prior period, as determined by our board of directors (the “Board”) through the application of the Company’s valuation policy, are included as changes in unrealized appreciation or depreciation of investments in the consolidated statement of operations.

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

All transaction fees received in connection with the Company’s investments are recognized as income. Such fees typically include fees for services, including structuring and advisory services, provided to portfolio companies. The Company recognizes income from fees for providing such structuring and advisory services when the services are rendered or the transactions are completed. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as fee income when received. Prior to the Formation Transactions, and in accordance with the prior limited partnership agreement, the Company historically recorded transaction fees provided in connection with the Company’s investments as a direct offset to management fee expense (See Note 5 to the consolidated financial statements). Fee income from structuring and advisory services, amendments and prepayment penalties for the three months ended September 30, 2012 and 2011 totaled $514,465 and $279,375, respectively. Fee income from structuring and advisory services, amendments and prepayment penalties for the nine months ended September 30, 2012 and 2011 totaled $1,130,694 and $419,792, respectively.

The Company also typically receives upfront loan origination or closing fees in connection with investments. Such upfront loan origination and closing fees are capitalized as unearned income offset against investments on our statement of assets and liabilities and amortized as additional interest income over the life of the investment. Upfront loan origination and closing fees received in the three months ended September 30, 2012 and 2011 totaled $171,700 and $113,250, respectively. Upfront loan origination and closing fees received in the nine months ended September 30, 2012 and 2011 totaled $447,264 and $144,500, respectively.

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

Income taxes: The Company has elected to be treated as a RIC under Subchapter M of the Code beginning with the taxable year ended December 31, 2011 and, among other things, intends to make the required distributions to its stockholders as specified therein. In order to qualify as a RIC, the Company is required to timely distribute to its stockholders at least 90.0% of “investment company taxable income,” as defined by the Code, each year. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4.0% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to the later of the filing the final tax return related to the year in which the Company generated such taxable income or the 15th day of the 9th month following the close of such taxable year.

In the future, pursuant to SBA guidelines, the Fund may be limited by provisions of the SBA Act, and SBA regulations governing SBICs, from making certain distributions to FIC that may be necessary to enable FIC to make the minimum required distributions to its stockholders and qualify as a RIC.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions at September 30, 2012 and December 31, 2011. The 2009 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if the Company declares a cash dividend, the Company’s stockholders who have not “opted out” of the DRIP at least three days prior to the dividend payment date will have their cash dividend automatically reinvested into additional shares of the Company’s common stock. The Company has the option to satisfy the share requirements of the DRIP through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares are valued based upon the final closing price of the Company’s common stock on a date determined by the Board. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator, before any associated brokerage or other costs. See Note 9 to the consolidated financial statements regarding dividend declarations and distributions.

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

In November 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210), containing new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company’s effective date is January 1, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position.

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

As of September 30, 2012, the Company had debt and equity investments in 29 portfolio companies with an aggregate fair value of $251,917,477 and a weighted average effective yield on its debt investments of 15.4%. At September 30, 2012, the Company held equity ownership in 86.2% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 8.6%. As of December 31, 2011, the Company had debt and equity investments in 23 portfolio companies with an aggregate fair value of $204,745,372 and a weighted average effective yield on its debt investments of 15.3%. At December 31, 2011, the Company held equity ownership in 91.3% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 9.0%. The weighted average yields were computed using the effective interest rates for all debt investments at cost as of September 30, 2012 and December 31, 2011, including accretion of original issue discount but excluding any debt investments on non-accrual status.

Purchases of debt and equity investments for the nine months ended September 30, 2012 and 2011 totaled $57,687,812 and $37,641,858, respectively. Repayments and sales of portfolio investments for the nine months ended September 30, 2012 and 2011 totaled $17,882,623 and $5,285,791, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	September 30, 2012		December 31, 2011
Cost:
Senior secured loans	$32,655,208	13.7%	$14,832,853	7.7%
Subordinated notes	177,725,488	74.5	155,252,227	80.6
Equity	21,833,456	9.2	17,890,911	9.3
Warrants	6,151,654	2.6	4,563,940	2.4

Total	$238,365,806	100.0%	$192,539,931	100.0%

Fair value:
Senior secured loans	$33,335,678	13.2%	$14,991,962	7.3%
Subordinated notes	178,076,641	70.8	157,098,414	76.7
Equity	21,775,000	8.6	18,852,261	9.3
Warrants	18,730,158	7.4	13,802,735	6.7

Total	$251,917,477	100.0%	$204,745,372	100.0%

All investments made by the Company as of September 30, 2012 and December 31, 2011 were made in portfolio companies located in the United States. The following tables show portfolio composition by geographic region at cost and fair value and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	September 30, 2012		December 31, 2011
Cost:
Midwest	$62,543,235	26.3%	$66,462,930	34.5%
Southwest	48,587,546	20.4	32,412,934	16.8
Northeast	33,230,271	13.9	28,486,629	14.8
Southeast	48,208,896	20.2	36,154,165	18.8
West	45,795,858	19.2	29,023,273	15.1

Total	$238,365,806	100.0%	$192,539,931	100.0%

Fair value:
Midwest	$61,997,041	24.6%	$68,460,815	33.4%
Southwest	59,396,079	23.6	41,605,896	20.3
Northeast	31,574,541	12.5	27,768,702	13.6
Southeast	48,999,301	19.5	36,166,177	17.7
West	49,950,515	19.8	30,743,782	15.0

Total	$251,917,477	100.0%	$204,745,372	100.0%

At September 30, 2012, the Company had one portfolio company investment that represented more than 10% of the total investment portfolio. Such investment represented 12.1% of the fair value of the portfolio and 8.7% of cost as of September 30, 2012. At December 31, 2011, the Company had one portfolio company investment that represented more than 10% of the total investment portfolio. Such investment represented 14.0% of the fair value of the portfolio and 10.3% of cost as of December 31, 2011.

As of September 30, 2012 and December 31, 2011, there were no investments on non-accrual status.

Note 4. Fair Value Measurements

Investments

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

•

the Board also engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our investments for which market quotations are not readily available. The Company will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. The Board consulted with the independent valuation firm in arriving at the Company’s determination of fair value on ten of its portfolio company investments representing 44.9% of the total portfolio investments at fair value as of September 30, 2012. The Board consulted with the independent valuation firm in arriving at the Company’s determination of fair value on ten of its portfolio company investments representing 51.3% of the total portfolio investments at fair value as of December 31, 2011;

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

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the nine months ended September 30, 2012 and 2011.

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011 and 2012:

	Senior Secured Loans	Subordinated Notes	Equity	Warrants	Total
Balance, December 31, 2010	$16,302,829	$106,323,193	$13,622,546	$5,092,910	$141,341,478
Realized loss on investments	—	—	(6,627,973)	(1,307,457)	(7,935,430)
Net change in unrealized appreciation on investments	(234,748)	(628,611)	4,727,008	7,012,848	10,876,497
Purchase of investments	7,972,362	25,406,798	2,482,464	1,780,234	37,641,858
Proceeds from repayments and sales of investments	(500,000)	(4,785,791)	—	—	(5,285,791)
Non-cash conversion of security types	(4,139,000)	4,139,000	—	—	—
Interest and dividend income paid-in-kind	—	2,753,769	371,490	—	3,125,259
Loan origination fees received	(49,000)	(95,500)	—	—	(144,500)
Accretion of loan origination fees	1,531	2,272	—	—	3,803
Accretion of original issue discount	133,830	357,314	904	—	492,048

Balance, September 30, 2011	$19,487,804	$133,472,444	$14,576,439	$12,578,535	$180,115,222

Balance, December 31, 2011	$14,991,962	$157,098,414	$18,852,261	$13,802,735	$204,745,372
Realized gain on investments	113,667	—	—	1,860,946	1,974,613
Net change in unrealized appreciation on investments	521,360	(1,495,032)	(1,019,805)	3,339,709	1,346,232
Purchase of investments	26,110,063	26,063,642	3,512,304	2,001,803	57,687,812
Payments from repayments and sales of investments	(8,546,183)	(7,061,405)	—	(2,275,035)	(17,882,623)
Interest and dividend income paid-in-kind	127,752	2,939,240	423,406	—	3,490,398
Proceeds from loan origination fees	(213,064)	(234,200)	—	—	(447,264)
Accretion of loan origination fees	88,507	62,865	1,809	—	153,181
Accretion of original issue discount	141,614	703,117	5,025	—	849,756

Balance, September 30, 2012	$33,335,678	$178,076,641	$21,775,000	$18,730,158	$251,917,477

The total change in unrealized appreciation included in the consolidated statements of operations attributable to Level 3 investments still held at September 30, 2012 and 2011, was $1,346,232 and $2,947,553, respectively.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 debt and equity investments as of September 30, 2012:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30, 2012	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Senior secured loans	$33,335,678	Market comparable companies	EBITDA multiples	5.0x - 7.5x (6.1x)
		Discounted cash flow	Weighted average cost of capital	12.7% - 16.7% (14.5%)

Subordinated notes	178,076,641	Market comparable companies	EBITDA multiples	4.5x - 9.9x (6.6x)
		Discounted cash flow	Weighted average cost of capital	13.4% - 29.9% (16.6%)

Equity investments:
Equity	$21,775,000	Market comparable companies	EBITDA multiples	5.0x - 9.9x (6.2x)

Warrants	18,730,158	Market comparable companies	EBITDA multiples	4.5x - 8.5x (7.1x)

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. SBA debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of September 30, 2012 and December 31, 2011, the fair value of the Company’s SBA debentures using Level 3 inputs is estimated at $141,500,000 and $104,000,000, respectively, which is the same as the Company’s carrying value of the debentures.

Note 5. Related Party Transactions

Prior management agreement: Prior to the consummation of the Formation Transactions, the Fund had entered into a management agreement with Fidus Capital, LLC, our Investment Advisor’s predecessor, to manage the day-to-day operational and investment activities of the Fund. The Fund paid Fidus Capital, LLC, each fiscal quarter in advance, 0.5% of the sum of (i) the Fund’s Regulatory Capital (as defined in the SBIC Act), (ii) any Permitted Distribution as defined by the previous partnership agreement, and (iii) an assumed two tiers (two times) of outstanding SBA debenture leverage on the sum of clauses (i) and (ii) up to the maximum amount as determined by the SBA, currently $150.0 million. Under the previous agreement, gross management fees for the three and nine months ended September 30, 2011 were $0 and $1,958,755, respectively, and were partially offset by the management fee offset (transaction fees received in connection with the Fund’s investments) of $0 and $430,208, respectively.

Current management and incentive fee agreement: Concurrent with the Formation Transactions, the Company entered into the Investment Advisory Agreement with the Investment Advisor. Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Board, the Investment Advisor provides investment advisory services to the Company. For providing these services, the Investment Advisor receives a fee, consisting of two components — a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. Up to and including the first full calendar quarter of the Company’s operations, the base management fee was calculated based on the initial value of the Company’s total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the closing of the Formation Transactions. The base management fee under the Investment Advisory Agreement for the three months ended September 30, 2012 and 2011 totaled $1,099,361 and $705,159, respectively. The base management fee under the Investment Advisory Agreement for the nine months ended September 30, 2012 and for the period June 21, 2011 through September 30, 2011 totaled $3,044,075 and $781,807, respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee for the three months ended September 30, 2012 and 2011 totaled $1,129,265 and $437,674, respectively. The income incentive fee for the nine months ended September 30, 2012 and 2011 totaled $2,903,397 and $437,674, respectively. The Investment Advisor waived the income incentive fee of $82,512 for the period June 21, 2011 through June 30, 2011.

The second part of the incentive fee is a capital gains incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee payable to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Formation Transactions, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equal the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee payable equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee payable for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. The Company will accrue the capital gains incentive fee if, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) is positive. If, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation). During the three months ended September 30, 2012 and 2011, the Company recognized accrued capital gains incentive fees totaling $514,885 and $98,167, respectively. During the nine months ended September 30, 2012 and 2011, the Company recognized capital gains incentive fees totaling $664,169 and $98,167, respectively.

The sum of the income incentive fee and the capital gains incentive fee is the incentive fee and is reported in the consolidated statement of operations. Accrued management fees, income incentive fees and capital gains incentive fees are reported in the due to affiliates line in the consolidated statement of assets and liabilities.

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

Administration Agreement: Concurrent with the Formation Transactions, the Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides it clerical, bookkeeping and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies to which the Company is required to provide such assistance. Under the Administration Agreement, administrative expenses for services provided for the three months ended September 30, 2012 and 2011 totaled $218,692 and $184,069, respectively. Administrative expenses for services provided for the nine months ended September 30, 2012 and 2011 totaled $671,834 and $206,242, respectively.

Note 6. Debt

Credit facility: The Fund previously had a $5,000,000 unsecured line of credit with American Bank & Trust. On June 27, 2011, the Fund repaid the line of credit in full and terminated the agreement. Interest accrued monthly at an annual rate of 6%. For the three and nine months ended September 30, 2011, interest and fee amortization expense on the unsecured line of credit included in interest expense on the consolidated statement of operations amounted to $0 and $39,572, respectively.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases. The SBA has made commitments to issue $150,000,000 in the form of debenture securities to the Company on or before September 30, 2016. Unused commitments as of September 30, 2012 were $8,500,000. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

As of September 30, 2012 and December 31, 2011, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling Date(1)	Maturity Date	Fixed Interest Rate	September 30, 2012	December 31, 2011
3/26/2008	3/1/2018	6.188%	$24,750,000	$24,750,000
9/24/2008	9/1/2018	6.442	11,950,000	11,950,000
3/25/2009	3/1/2019	5.337	19,750,000	19,750,000
9/23/2009	9/1/2019	4.950	10,000,000	10,000,000
3/24/2010	3/1/2020	4.825	13,000,000	13,000,000
9/22/2010	9/1/2020	3.932	12,500,000	12,500,000
3/29/2011	3/1/2021	4.801	1,550,000	1,550,000
9/21/2011	9/1/2021	3.594	3,250,000	3,250,000
3/21/2012	3/1/2022	3.483	3,250,000	3,250,000
3/21/2012	3/1/2022	3.051	19,000,000	4,000,000
9/19/2012	9/1/2022	2.530	11,000,000	—
9/19/2012	9/1/2022	3.049	11,500,000	—

			$141,500,000	$104,000,000

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures drawn during the reporting periods may not be pooled until the subsequent pooling date.

Interest on SBA debentures is payable semi-annually on March 1 and September 1. For the three months ended September 30, 2012 and 2011, interest and fee amortization expense on outstanding SBA debentures amounted to $1,651,492 and $1,376,205, respectively. For the nine months ended September 30, 2012 and 2011, interest and fee amortization expense on outstanding SBA debentures amounted to $4,663,356 and $4,055,685 respectively. As of September 30, 2012 and December 31, 2011, accrued interest payable totaled $501,768 and $1,718,989, respectively. The weighted average fixed interest rate for all SBA debentures as of September 30, 2012 and December 31, 2011 was 4.6% and 5.1%, respectively.

Deferred financing costs as of September 30, 2012 and December 31, 2011, are as follows:

	September 30, 2012	December 31, 2011
SBA debenture commitment fees	$1,500,000	$1,300,000
SBA debenture leverage fees	3,431,375	2,522,000

Subtotal	4,931,375	3,822,000
Accumulated amortization	(1,466,376)	(1,134,767)

Net deferred financing costs	$3,464,999	$2,687,233

Note 7. Commitments and Contingencies

Commitments: As of September 30, 2012, the Company had one outstanding revolving loan commitment to a portfolio company for $1,000,000 that was unfunded. The commitment is generally subject to the borrowers meeting certain criteria such as compliance with financial and nonfinancial covenants. As of December 31, 2011, the Company had no off-balance sheet arrangements or unfunded commitments.

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

Note 8. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011(1)
Per share data:
Net asset value at beginning of period	$14.90	$13.33
Net investment income (2)	1.14	0.86
Net realized loss on investments (2)	0.21	(0.84)
Net unrealized appreciation on investments (2)	0.14	1.16

Total increase from investment operations (2)	1.49	1.18
Capital contributions from partners prior to formation transactions	—	0.74
Capital distributions to partners prior to formation transactions	—	(0.16)
Accretive effect of public stock offering (issued shares above NAV)	0.03	—
Dividends to stockholders	(1.08)	(0.32)
Other (3)	(0.07)	—

Net asset value at end of period	$15.27	$14.77

Market value at end of period	$16.70	$12.59

Shares outstanding at end of period	11,930,084	9,427,021
Weighted average shares outstanding during the period	9,599,029	9,427,021

Ratios to average net assets (annualized):
Expenses other than incentive fee	8.6%	7.3%
Incentive fee (4)	3.1%	0.5%

Total expenses	11.7%	7.8%

Net investment income	9.7%	8.0%
Total return (5)	37.1%	(13.9%)
Net assets at end of period	$182,119,807	$139,199,121
Average debt outstanding	$121,437,500	$95,312,500
Weighted average debt per share (2)	$12.65	$10.11
Portfolio turnover ratio (annualized)	10.5%	4.5%

(1)	Per share data, shares outstanding and ratios to average net assets for the nine months ended September 30, 2011 are presented as if the Offering (including the over-allotment) and Formation Transactions had occurred on January 1, 2011.

(2)	Weighted average per share data.
(3)	Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or a transaction date.
(4)	The Investment Advisor voluntarily waived $82,512 of incentive fees for the period June 21, 2011 through June 30, 2011.
(5)	The total return for the nine months ended September 30, 2012 equals the change in the ending market value of the Company’s common stock plus dividends paid per share during the period, divided by the beginning common stock price and is not annualized. Total return for the nine months ended September 30, 2011 equals the change in the ending market value of the Company’s common stock from the Offering price of $15.00 per share plus any dividends paid per share during the period, divided by the Offering price and is not annualized.

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declaration and distribution during the nine months ended September 30, 2012.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
2/10/2012	3/14/2012	3/28/2012	$0.34	$3,205,187	—	$—
4/30/2012	6/13/2012	6/27/2012	0.36	3,393,728	—	—
7/31/2012	9/11/2012	9/25/2012	0.38	4,009,888	30,563	511,930

			$1.08	$10,608,803	30,563	$511,930

For the nine months ended September 30, 2012, $1,702,981 of the total $11,120,733 paid to stockholders represented DRIP participation. During this period, the Company satisfied the DRIP participation requirements with the purchase of 83,225 shares of common stock in the open market at an average price of $14.31 per share and issued 30,563 shares valued at $16.75 per share at the date of issuance.

Note 10. Subsequent Events

On October 2, 2012, the Company made a follow-on equity investment of $1,091,068 in ACFP Management, Inc.

On October 15, 2012, the Company submitted an application to the SBA for a second SBIC license, after receiving a “Green Light” letter from the SBA on July 30, 2012 allowing the Company to proceed with such an application.

On October 29, 2012, the Board declared a quarterly dividend of $0.38 per share payable on December 21, 2012 to stockholders of record as of December 7, 2012.

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

Forward Looking Statements

Some of the statements in this quarterly report on Form 10-Q contain forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our inexperience operating a BDC;

•	our dependence on key personnel of our investment advisor and our executive officers;

•	our ability to maintain or develop referral relationships;

•	our ability to manage our business effectively;

•	our ability to receive a second SBIC license;

•	our use of leverage;

•	uncertain valuations of our portfolio investments;

•	competition for investment opportunities;

•	potential divergent interests of our investment advisor and our stockholders arising from our management and incentive fee structure;

•	actual and potential conflicts of interest with our investment advisor;

•	constraint on investment due to access to material nonpublic information;

•	other potential conflicts of interest;

•	SBA regulations affecting our wholly-owned SBIC subsidiary;

•	changes in interest rates;

•	the impact of a protracted decline in the liquidity of credit markets on our business and portfolio investments;

•	fluctuations in our quarterly operating results;

•	our ability to maintain our status as a RIC and as a BDC;

•	risks associated with the timing, form and amount of any distributions to our stockholders;

•	changes in laws or regulations applicable to us;

•	dilution risks related to issuing shares below our current net asset value;

•	possible resignation of our investment advisor;

•	the general economy and its impact on the industries in which we invest;

•	risks associated with investing in lower middle-market companies;

•	our ability to invest in qualifying assets; and

•	our ability to identify and timely close on investment opportunities.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 8, 2012 and in our quarterly report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 2, 2012. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the 1933 Act.

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

In June 2011, we closed our initial public offering, issuing a total of 5,370,500 shares of common stock at a price of $15.00 per share resulting in net proceeds of $73.6 million, after deducting underwriting fees totaling $5.3 million and transaction costs associated with the offering totaling $1.7 million. Our shares are listed on The NASDAQ Global Select Market under the symbol “FDUS.” In September 2012, the Company issued 2,472,500 shares in a follow-on public offering, including shares purchased by the underwriters pursuant to their exercise of the over-allotment option at an offering price of $16.10 per share resulting in net proceeds of $38.0 million after deducting underwriting fees and commissions and offering costs totaling $1.9 million.

The Fund is licensed by the United States Small Business Administration (“SBA”) as a Small Business Investment Company (“SBIC”) and we plan to continue to operate the Fund as an SBIC, subject to SBA approval, and to utilize the proceeds of the sale of SBA debentures to enhance returns to our stockholders. We have also made, and continue to make, investments directly through Fidus Investment Corporation. We believe that utilizing both entities as investment vehicles provides us with access to a broader array of investment opportunities. Given our access to lower cost capital through the SBA’s SBIC debenture program, we expect that the majority of our investments will continue to be made through the Fund. As of September 30, 2012, we had investments in 29 portfolio companies with an aggregate fair value of $251.9 million and cost of $238.4 million.

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

Revenues: We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on equity investments. Our debt investments, whether in the form of mezzanine, senior secured or unitranche loans, typically have a term of three to seven years and bear interest at a fixed rate but may bear interest at a floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity may reflect the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or payment-in-kind interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, or structuring fees and fees for providing managerial assistance. Loan origination fees, original issue discount and market discount or premium, if any, are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Interest and dividend income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest and dividend income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. Dividend income is recorded as dividends are declared or at the point an obligation exists for the portfolio company to make a distribution. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is income or a return of capital.

We recognize realized gains or losses on investments based on the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. We record current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

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

Portfolio Composition, Investment Activity and Yield

During the nine months ended September 30, 2012, we invested $57.7 million in seven new and five existing portfolio companies. The new investments consisted of subordinated notes ($26.1 million, or 45.2%), senior secured loans ($26.1 million, or 45.2%), warrants ($3.5 million, or 6.1%) and equity securities ($2.0 million, or 3.5%). During the nine months ended September 30, 2012 we received proceeds from repayments and sales of investments of $17.9 million. During the year ended December 31, 2011, we invested $78.0 million in nine new and five existing portfolio companies. The new investments consisted of subordinated notes ($64.2 million, or 82.4%), senior secured loans ($4.8 million, or 6.2%), warrants ($2.4 million, or 3.0%) and equity securities ($6.6 million, or 8.4%). During the year ended December 31, 2011 we received proceeds from repayments of principal of $23.3 million.

As of September 30, 2012, our investment portfolio totaled $251.9 million and consisted of 29 portfolio companies. As of September 30, 2012, our debt portfolio was comprised entirely of fixed rate investments. Overall, the portfolio had a net unrealized appreciation of $13.6 million as of September 30, 2012. Our average portfolio company investment at amortized cost was $8.2 million as of September 30, 2012.

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

The weighted average yield on debt investments at their cost basis at September 30, 2012 and December 31, 2011 was 15.4% and 15.3%, respectively. Yields are computed using interest rates as of the balance sheet date and include amortization of original issue discount. Yields do not include debt investments that were on non-accrual status as of the balance sheet date.

The following table shows the portfolio composition by investment type at cost and fair value as a percentage of total investments:

	As of September 30, 2012	As of December 31, 2011
Cost
Senior secured loans	13.7%	7.7%
Subordinated notes	74.5	80.6
Equity	9.2	9.3
Warrants	2.6	2.4

Total	100.0%	100.0%

Fair Value
Senior secured loans	13.2%	7.3%
Subordinated notes	70.8	76.7
Equity	8.6	9.3
Warrants	7.4	6.7

Total	100.0%	100.0%

The following table shows the portfolio composition by geographic region at cost and fair value as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	As of September 30, 2012	As of December 31, 2011
Cost
Midwest	26.3%	34.5%
Southwest	20.4	16.8
Northeast	13.9	14.8
Southeast	20.2	18.8
West	19.2	15.1

Total	100.0%	100.0%

Fair Value
Midwest	24.6%	33.4%
Southwest	23.6	20.3
Northeast	12.5	13.6
Southeast	19.5	17.7
West	19.8	15.0

Total	100.0%	100.0%

The following tables show the detailed industry composition of our portfolio at cost and fair value as a percentage of total investments:

	As of September 30, 2012	As of December 31, 2011
Cost
Transportation services	8.8%	10.3%
Healthcare services	11.4	9.7
Aerospace & defense manufacturing	11.8	10.4
Restaurants	6.2	3.8
Movie theaters	5.4	6.6
Electronic components supplier	7.3	5.0
Industrial cleaning & coatings	5.6	6.8
Utility equipment manufacturing	4.1	5.0
Specialty distribution	4.0	4.9
Financial services	3.9	—
Printing services	3.8	4.5
Furniture rental	3.3	4.0
Commercial cleaning	3.5	4.2
Information technology services	3.4	3.0
Specialty cracker manufacturer	3.6	4.3
Retail cleaning	3.3	4.0
Healthcare products	2.6	3.3
Apparel distribution	2.4	3.0
Oil & gas services	2.0	2.5
Debt collection services	2.3	—
Laundry services	1.3	2.4
Restoration & mitigation services	—	2.3

Total	100.0%	100.0%

	As of September 30, 2012	As of December 31, 2011
Fair Value
Transportation services	12.0%	14.0%
Healthcare services	11.9	10.1
Aerospace & defense manufacturing	11.8	10.2
Restaurants	6.0	3.6
Movie theaters	5.8	7.1
Electronic components supplier	5.7	4.1
Industrial cleaning & coatings	5.2	6.4
Utility equipment manufacturing	4.1	4.8
Specialty distribution	4.0	4.6
Financial services	3.7	—
Printing services	3.6	4.4
Furniture rental	3.3	3.7
Commercial cleaning	3.2	3.8
Information technology services	3.2	2.7
Specialty cracker manufacturer	2.9	3.6
Retail cleaning	2.8	3.9
Healthcare products	2.5	3.1
Apparel distribution	2.2	2.8
Oil & gas services	2.5	2.5
Debt collection services	2.2	—
Laundry services	1.4	2.5
Restoration & mitigation services	—	2.1

Total	100.0%	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
Investment Rating	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
	(Dollars in thousands)
1	$16,135	6.4%	$8,715	4.3%
2	227,340	90.2	180,751	88.2
3	8,442	3.4	15,279	7.5
4	—	—	—	—
5	—	—	—	—

Totals	$251,917	100.0%	$204,745	100.0%

Based upon our investment rating system, the weighted average rating of our portfolio as of both September 30, 2012 and December 31, 2011 was 2.0. As of September 30, 2012 and December 31, 2011, we had no investments on non-accrual status.

Discussion and Analysis of Results of Operations

Comparison of three months ended September 30, 2012 and 2011

Investment Income

For the three months ended September 30, 2012, total investment income was $9.0 million, an increase of $3.0 million, or 50.9%, over the $6.0 million of total investment income for the three months ended September 30, 2011. The increase was primarily attributable to a $3.0 million increase in interest and fee income from investments. The increase in interest and fee income is primarily due to higher average levels of outstanding debt investments in the three months ended September 30, 2012 compared to the prior year period.

Expenses

For the three months ended September 30, 2012, total expenses were $5.0 million, an increase of $1.7 million or 50.8%, over the $3.3 million of total expenses for the three months ended September 30, 2011. Interest expense increased $0.3 million as a result of higher average balances of SBA debentures outstanding during the three months ended September 30, 2012 than the comparable period in 2011. The base management fee increased $0.4 million due to a higher invested asset base, the incentive fee increased $1.1 million due to higher net investment income and gains on investments. These increases were partially offset by a $0.1 million decrease in professional fees primarily due to lower legal costs compared to the prior year period.

Net Investment Income

As a result of the $3.0 million increase in total investment income as compared to the $1.7 million increase in total expenses, net investment income increased $1.3 million, or 50.8% for the three months ended September 30, 2012 to $4.0 million compared to net investment income of $2.7 million during the three months ended September 30, 2011.

Net Increase in Net Assets Resulting From Operations

For the three months ended September 30, 2012 and 2011, the total realized gain on investments was $2.0 million and $0, respectively. The realized gain in 2012 resulted primarily from the sale of one non-control/non-affiliate investment.

During the three months ended September 30, 2012, we recorded net unrealized appreciation of $0.6 million comprised of $0.7 million of net unrealized appreciation on equity investments and $0.1 million of reclassifications to realized gain on investments (resulting in unrealized appreciation), partially offset by $0.2 million of net unrealized depreciation on debt investments. During the three months ended September 30, 2011, we recorded net unrealized appreciation of $0.5 million. This consisted of $0.3 million of net unrealized appreciation on equity investments and $0.2 million of net unrealized appreciation on debt investments.

As a result of these events, our net increase in net assets resulting from operations during the three months ended September 30, 2012, was $6.6 million, or an increase of $3.4 million compared to a net increase in net assets resulting from operations of $3.1 million during the three months ended September 30, 2011.

Comparison of nine months ended September 30, 2012 and 2011

Investment Income

For the nine months ended September 30, 2012, total investment income was $24.2 million, an increase of $8.1 million, or 50.7%, over the $16.1 million of total investment income for the nine months ended September 30, 2011. The increase was primarily attributable to an $8.0 million increase in interest and fee income from investments due to higher average levels of outstanding debt investments in the nine months ended September 30, 2012 compared to the prior year period.

Expenses

For the nine months ended September 30, 2012, total expenses were $13.2 million, an increase of $5.3 million or 66.9%, over the $7.9 million of total expenses for the nine months ended September 30, 2011. The increase in total expenses was attributable to an increase in all expense categories. The base management fee (including management fee offset) increased $0.7 million, incentive fees increased $3.0 million and administrative service expenses increased $0.5 million primarily due to the new Investment Advisory and Administration Agreements. The Investment Advisor voluntarily waived the incentive fee of $0.1 million for the period June 21, 2011 through June 30, 2011. Interest expense increased $0.6 million as a result of higher average balances of SBA debentures outstanding during the nine months ended September 30, 2012 than the comparable period in 2011. Professional fees increased $0.1 million primarily due to increased legal and accounting costs associated with being a publicly-traded company. Other general and administrative expenses increased $0.4 million primarily due to increased director fees, insurance costs and other corporate expenses related to being a publicly-traded company.

Net Investment Income

As a result of the $8.1 million increase in total investment income as compared to the $5.3 million increase in total expenses, net investment income increased $2.8 million, or 34.7% for the nine months ended September 30, 2012 to $11.0 million compared to net investment income of $8.1 million during the nine months ended September 30, 2011.

Net Increase in Net Assets Resulting From Operations

For the nine months ended September 30, 2012, the total realized gain on investments was $2.0 million resulting primarily from the sale of one non-control/non-affiliate investment. For the nine months ended September 30, 2011, the total realized loss on investments was $7.9 million, resulting from one non-control/non-affiliate investment.

During the nine months ended September 30, 2012, we recorded net unrealized appreciation of $1.3 million comprised of $2.3 million of net unrealized appreciation on equity investments, partially offset by $1.0 million of net unrealized depreciation on debt investments. During the nine months ended September 30, 2011, we recorded net unrealized appreciation of $10.9 million. This consisted of $3.9 million of net unrealized appreciation on equity investments and $7.9 million of reclassifications to realized loss on investments (resulting in unrealized appreciation), partially offset by $0.9 million of net unrealized depreciation on debt investments.

As a result of these events, our net increase in net assets resulting from operations during the nine months ended September 30, 2012, was $14.3 million, or an increase of $3.2 million compared to a net increase in net assets resulting from operations of $11.1 million during the nine months ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2012, we had $68.1 million in cash and cash equivalents, and our net assets totaled $182.1 million. We believe that our current cash and cash equivalents on hand, our available SBA leverage and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next 12 months. We intend to generate additional cash primarily from future offerings of securities, future borrowings as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders.

Cash Flows

For the nine months ended September 30, 2012, we experienced a net increase in cash and cash equivalents in the amount of $29.1 million. During that period, we used $34.7 million in cash in operating activities, primarily for the funding of $57.7 million of investments, partially offset by $17.9 million of principal repayments and sales proceeds received and $11.0 million of net investment income. During the same period, we generated $63.7 million from financing activities, consisting primarily of proceeds, net of expenses of $38.0 million from a follow-on equity offering in September 2012 and $37.5 million from the issuance of SBA debentures. These increases were partially offset by cash dividends paid to stockholders in the amount of $10.6 million and payment of deferred financing fees totaling $1.1 million.

For the nine months ended September 30, 2011, we experienced a net increase in cash and cash equivalents in the amount of $50.2 million. During that period, we used $29.1 million in cash in operating activities, primarily due to new investments in portfolio companies of $37.6 million, partially offset by $5.3 million in portfolio company investment repayments. During the same period, we generated $79.3 million from financing activities, consisting primarily of proceeds from the Offering of $73.6 million, net of expenses and the issuance of $3.3 million in SBA debentures. These increases were partially offset by dividends to our stockholders of $3.0 million. In addition, capital contributions from the Fund’s partners prior to the Formation Transactions totaled $7.0 million, while capital distributions to the Fund’s partners prior to the Formation Transactions totaled $1.5 million.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of debt and additional equity capital. Our wholly-owned subsidiary, the Fund, is a licensed SBIC, and has the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the SBIC Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC as of September 30, 2012 was $150.0 million. Debentures guaranteed by the SBA have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of September 30, 2012, the Fund had $141.5 million of outstanding SBA debentures, which had a weighted average interest rate of 4.6%. Based on its $75.0 million of regulatory capital as of September 30, 2012, the Fund has the current capacity to issue up to an additional $8.5 million of SBA debentures. For more information on the SBA debentures the Fund has issued, see Note 6 to our consolidated financial statements.

We are in the process of filing our application with the SBA for a second SBIC license through which we may issue more SBA debentures to fund additional investments; however, we can make no assurances that the application process will be completed successfully or that the SBA will approve such application. If we are approved by the SBA for a second SBIC license, the maximum amount of outstanding SBA debentures for two or more SBICs under common control cannot exceed $225.0 million. However, as a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200.0%. This requirement limits the amount that we may borrow. We received exemptive relief from the SEC to allow us to exclude any indebtedness guaranteed by the SBA and issued by the Fund from the 200.0% asset coverage requirements, which, in turn, enables us to fund more investments with debt capital. However, we have not received exemptive relief for any debt that may be incurred under a second SBIC license, if granted.

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

Distributions

In order to maintain our status as a regulated investment company, or RIC and to avoid corporate level tax on the income we distribute to our stockholders, we will be required under the Code to distribute at least 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, to avoid a 4.0% nondeductible U.S. federal excise tax, we must distribute at least 98.0% of our net ordinary income and 98.2% of our capital gain net income on an annual basis as well as any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which we previously paid no U.S. federal income tax. We intend to continue distributing regular quarterly dividends to our stockholders, as determined by our Board. Our most recent quarterly dividend payment to stockholders was for the three months ended September 30, 2012 and totaled $4.5 million or $0.38 per share.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of our distributions from time to time. In the future, pursuant to SBA guidelines, the Fund may be limited by provisions of the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to enable us to make the minimum required distributions to our stockholders and qualify as a RIC. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not make sufficient distributions to our stockholders on an annual basis, we will suffer adverse tax consequences, including the possible loss of our RIC status. We cannot assure stockholders that they will receive any distributions or that we will be able to maintain our RIC status.

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

Current Market Conditions

Though global credit and other financial market conditions have improved and stability has increased throughout the international financial system since the financial crisis, the uncertainty surrounding the United States’ rapidly increasing national debt, European economic conditions, the automatic federal spending reductions and expiration of tax cuts at year-end, and continuing global economic malaise have kept markets volatile. These unstable conditions could continue for a prolonged period of time. Although we have been able to secure access to additional liquidity, including our public stock offering in 2011, our follow-on equity offering in September 2012 and leverage available through the SBIC program, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Investments and related investment income. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains and losses previously recognized. Changes in the fair value of investments from the prior period, as determined by our Board through the application of our valuation policy, are included as changes in unrealized appreciation or depreciation of investments in the consolidated statement of operations.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2012, we had one off-balance sheet arrangement with a portfolio company consisting of a $1.0 million revolving credit facility commitment that was unfunded. The commitment is generally subject to the borrowers meeting certain criteria such as compliance with financial and nonfinancial covenants. As of December 31, 2011, we had no off-balance sheet arrangements.

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

The relief permits Fidus Investment Corporation and Fidus Mezzanine Capital, L.P. to operate effectively as one company, specifically allowing them to: (1) engage in certain transactions with each other; (2) invest in securities in which the other is or proposes to be an investor; (3) file consolidated reports with the Commission; and (4) be subject to modified consolidated asset coverage requirements for senior securities issued by a BDC and its SBIC subsidiary. The fourth exemption described above allows us to exclude any indebtedness guaranteed by the SBA and issued by Fidus Mezzanine Capital, L.P. from the 200.0% asset coverage requirements applicable to us.

In addition, we, the Fund and our Investment Advisor have each adopted a joint code of ethics that governs the conduct of our and our Investment Advisor’s officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Recent Developments

On October 2, 2012, we made a follow on equity investment of $1.1 million in ACFP Management, Inc.

On October 15, 2012, we submitted an application to the SBA for a second SBIC license, after receiving a “Green Light” letter from the SBA on July 30, 2012 allowing us to proceed with such an application.

On October 29, 2012, the Board declared a quarterly dividend of $0.38 per share payable on December 21, 2012 to stockholders of record as of December 7, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. In the future, our investment income may also be affected by changes in various interest rates, including the London Interbank Offering Rate, or LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. As of September 30, 2012, all of our debt investments bore interest at fixed rates and all of our pooled SBA debentures bore interest at fixed rates. Assuming that the consolidated statements of assets and liabilities as of September 30, 2012 and December 31, 2011 were to remain constant, a hypothetical 100 basis point change in interest rates would not have a material effect on our level of interest income from debt investments or interest expense.

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

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “1934 Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There were no changes in our internal control over financial reporting during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Form 10-K for the year ended December 31, 2011 and filed with the SEC on March 8, 2012 and in our quarterly report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 2, 2012, which are incorporated herein by reference. These Risk Factors could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

FIDUS INVESTMENT CORPORATION

Date: November 1, 2012	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2012	/s/ CARY L. SCHAEFER
Cary L. Schaefer
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.