Form 10-K
period 2012-12-31
FIDUS INVESTMENT Corp
filed 2013-03-07
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 814-00861

FIDUS INVESTMENT CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-5017321
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1603 Orrington Avenue, Suite 1005 Evanston, Illinois	60201
(Address of Principal Executive Offices)	(Zip Code)

(847) 859-3940

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.406) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2012 based on the closing price on that date of $15.17 on the NASDAQ Global Select Market was $138,737,253. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 13,678,847 shares of the registrant’s common stock outstanding as of March 7, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2013 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2012.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our inexperience operating a BDC;

•	our dependence on key personnel of our investment advisor and our executive officers;

•	our ability to maintain or develop referral relationships;

•	our ability to manage our business effectively;

•	our ability to receive a second SBIC license;

•	our use of leverage;

•	the availability of additional capital on attractive terms or at all;

•	uncertain valuations of our portfolio investments;

•	competition for investment opportunities;

•	actual and potential conflicts of interest with our investment advisor;

•	potential divergent interests of our investment advisor and our stockholders arising from our management and incentive fee structure;

•	constraint on investment due to access to material nonpublic information;

•	other potential conflicts of interest;

•	SBA regulations affecting our wholly-owned SBIC subsidiary;

•	changes in interest rates;

•	the impact of a protracted decline in the liquidity of credit markets on our business and portfolio investments;

•	fluctuations in our quarterly operating results;

•	our ability to maintain our status as a RIC and as a BDC;

•	the timing, form and amount of any distributions from our portfolio companies;

•	changes in laws or regulations applicable to us;

•	dilution risks related to issuing shares below our current net asset value;

•	possible resignation of our investment advisor or administrator;

•	the general economy and its impact on the industries in which we invest;

•	risks associated with investing in lower middle-market companies;

•	the ability of our investment advisor to identify, invest in and monitor companies that meet our investment criteria;

•	our ability to invest in qualifying assets; and

•	our ability to identify and timely close on investment opportunities.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in Item 1A entitled “Risk Factors” in Part 1 and elsewhere in this Annual Report. You should not place undue reliance on these forward-looking statements as a prediction of actual results, which apply only as of the date of this Annual Report. We expressly disclaim any responsibilities to update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. The forward-looking statements and projections contained in this Annual Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, or the Securities Act.

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

Item 1. Business.

GENERAL

Fidus Investment Corporation was formed on February 14, 2011, for the purpose of acquiring 100.0% of the equity interests in the Fund and Fidus Mezzanine Capital GP, LLC (“FMCGP”), the former general partner of the Fund, raising capital in an initial public offering (“IPO”), which was completed in June 2011, and thereafter operating as an externally managed business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).

On June 20, 2011, FIC acquired 100.0% of the limited partnership interests in the Fund and 100.0% of the equity interests in FMCGP, in exchange for 4,056,521 shares of common stock in FIC (the “Formation Transactions”). The Fund became FIC’s wholly-owned subsidiary, retained its license by the U.S. Small Business Administration (the “SBA”) to operate as a small business investment company (an “SBIC”), and continues to hold its existing investments and make new investments. The IPO consisted of the sale of 5,370,500 shares of the Company’s common stock at a price of $15.00 per share resulting in net proceeds of $73.6 million, after deducting underwriting fees and commissions and offering costs totaling $6.9 million. The offering costs were primarily for legal and other professional services and were recorded as a reduction to additional paid-in capital.

As a result of the IPO and the Formation Transactions described above, we and the Fund are externally managed, closed-end, non-diversified investment companies that have elected to be treated as BDCs under the 1940 Act. In addition, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2012, our shares were listed on the Nasdaq Global Select Market under the symbol “FDUS.”

Overview of our Business

We provide customized debt and equity financing solutions to lower middle-market companies, which we define as U.S. based companies having revenues between $10.0 million and $150.0 million. Our investment objective is to provide attractive risk-adjusted returns by generating both current income from our debt investments and capital appreciation from our equity related investments. We were formed to continue and to expand the business of the Fund, which was formed in February 2007 and is licensed by the SBA as a SBIC. Our investment strategy includes partnering with business owners, management teams and financial sponsors by providing customized financing for ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. We seek to maintain a diversified portfolio of investments in order to help mitigate the potential effects of adverse economic events related to particular companies, regions or industries.

We invest in companies that possess some or all of the following attributes: predictable revenues; positive cash flows; defensible and/or leading market positions; diversified customer and supplier bases; and proven management teams with strong operating discipline. We target companies in the lower middle-market with annual earnings, before interest, taxes, depreciation and amortization, or EBITDA, between $3.0 million and $20.0 million; however, we may from time to time opportunistically make investments in larger or smaller companies. Our investments typically range between $5.0 million and $15.0 million per portfolio company.

As of December 31, 2012, we had debt and equity investments in 30 portfolio companies with an aggregate fair value of $274.2 million. The weighted average yield on all of our debt investments as of December 31, 2012 was 15.3%. Yield was computed using the effective interest rates as of December 31, 2012, including accretion of original issue discount, divided by the weighted average cost of debt investments. There can be no assurance that the weighted average yield will remain at its current level.

Available Information

Our headquarters are in Evanston, Illinois, and our internet address is www.fdus.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report. We make available free of charge through our website our proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the U.S. Securities and Exchange Commission (the “SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, like us, that file electronically with the SEC. Copies of this Annual Report and other reports are also available without charge by contacting us in writing at 1603 Orrington Avenue, Suite 1005, Evanston, Illinois 60201, Attention: Investor Relations.

Our Advisor

Our investment activities are managed by Fidus Investment Advisors, LLC, our investment advisor. Pursuant to the terms of the investment advisory and management agreement, which we refer to as the Investment Advisory Agreement, our investment advisor is responsible for determining the composition of our portfolio, including sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. Our investment advisor’s investment professionals seek to capitalize on their significant deal origination and sourcing, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience. These professionals have developed a broad network of contacts within the investment community, have gained extensive experience investing in assets that constitute our primary focus and have expertise in investing across all levels of the capital structure of lower middle-market companies.

Our relationship with our investment advisor is governed by and dependent on the Investment Advisory Agreement and may be subject to conflicts of interest. We pay our investment advisor a fee for its services under the Investment Advisory Agreement consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.75% of the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts). The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of our “pre-incentive fee net investment income” for the immediately preceding quarter, subject to a 2.0% preferred return, or “hurdle,” and a “catch up” feature. The second part is determined and payable in arrears as of the end of each fiscal year in an amount equal to 20.0% of our realized capital gains, if any, on a cumulative basis from inception through the end of the year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. We accrue, but do not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. For more information about how we compensate our investment advisor, see “Management and Other Agreements—Investment Advisory Agreement.”

Our board of directors is charged with protecting our interests by monitoring how our investment advisor addresses conflicts of interest associated with its management services and compensation. While our board of directors is not expected to review or approve each borrowing or incurrence of leverage, our independent directors periodically review our investment advisor’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors consider whether the fees and expenses (including those related to leverage) that we pay to our investment advisor remain appropriate.

Fidus Investment Advisors, LLC is a Delaware limited liability company that is registered as an investment advisor under the Investment Advisers Act of 1940, as amended, or the Advisers Act. In addition, Fidus Investment Advisors, LLC serves as our administrator and provides us with office space, equipment and clerical, book-keeping and record-keeping services pursuant to an administration agreement, which we refer to as the Administration Agreement.

Business Strategy

We intend to accomplish our goal of becoming the premier provider of capital to and value-added partner of lower middle-market companies by:

Leveraging the Experience of Our Investment Advisor. Our investment advisor’s investment professionals have significant experience investing in, lending to and advising companies across changing market cycles. These professionals have diverse backgrounds with prior experience in senior management positions at investment banks, specialty finance companies, commercial banks and privately and publicly held companies and have extensive experience investing across all levels of the capital structure of lower middle-market companies. We believe this experience provides our investment advisor with an in-depth understanding of the strategic, financial and operational challenges and opportunities of lower middle-market companies. Further, we believe this understanding positions our investment advisor to effectively identify, assess, structure and monitor our investments.

Capitalizing on Our Strong Transaction Sourcing Network. Our investment advisor’s investment professionals possess an extensive network of long-standing relationships with private equity firms, middle-market senior lenders, junior capital partners, financial intermediaries and management teams of privately owned businesses. We believe that the combination of our relationships and our reputation as a reliable, responsive and value-added financing partner helps generate a steady stream of new investment opportunities and proprietary deal flow.

Serving as a Value-Added Partner with Customized Financing Solutions. We follow a partnership-oriented approach in our investments and focus on opportunities where we believe we can add value to a portfolio company. We primarily concentrate on industries or market niches in which the investment professionals of our investment advisor have prior experience. The investment professionals of our investment advisor also have expertise in structuring securities at all levels of the capital structure, which we believe positions us well to meet the needs of our portfolio companies. We invest primarily in mezzanine debt securities, typically coupled with an equity interest; however, on a selective basis we may invest in senior secured or unitranche loans. Further, as a publicly-traded BDC, we have a longer investment horizon without the capital return requirements of traditional private investment vehicles. We believe this flexibility enables us to generate attractive risk-adjusted returns on invested capital and enables us to be a better long-term partner for our portfolio companies. We believe that by leveraging the industry and structuring expertise of our investment advisor coupled with our long-term investment horizon, we are well positioned to be a value-added partner for our portfolio companies.

Employing Rigorous Due Diligence and Underwriting Processes Focused on Capital Preservation. Our investment advisor follows a disciplined and credit-oriented approach to evaluating and investing in companies. We focus on companies with proven business models, significant free cash flow, defensible market positions and significant enterprise value cushion for our debt investments. In making investment decisions, we seek to minimize the risk of capital loss without foregoing the opportunity for capital appreciation. Our investment advisor’s investment professionals have developed extensive due diligence and underwriting processes designed to better assess a portfolio company’s prospects and to determine the appropriate investment structure. Our investment advisor thoroughly analyzes each potential portfolio company’s competitive position, financial performance, management team, growth potential and industry attractiveness. As part of this process, our investment advisor also participates in meetings with management, tours of facilities, discussions with industry professionals and third-party reviews. We believe this approach enables us to build and maintain an attractive investment portfolio that meets our return and value criteria over the long term.

Actively Managing our Portfolio. We believe that our investment advisor’s initial and ongoing portfolio review process allows us to effectively monitor the performance and prospects of our portfolio companies. We seek to obtain board observation rights or board seats with respect to our portfolio companies and we conduct monthly financial reviews and regular discussions with portfolio company management. We structure our investments with a comprehensive set of financial maintenance, affirmative and negative covenants. We believe that active monitoring of our portfolio companies’ compliance with covenants provides us with an early warning of any financial difficulty and enhances our ability to protect our invested capital.

Maintaining Portfolio Diversification. We seek to maintain a portfolio of investments that is appropriately diversified among companies, industries, geographic regions and end markets. We have made investments in portfolio companies in the following industries: business services, industrial products and services, value-added distribution, healthcare products and services, consumer products and services (including retail, food and beverage), defense and aerospace, transportation and logistics, information technology services and niche manufacturing. We believe that investing across various industries helps mitigate the potential effects of negative economic events for particular companies, regions and industries.

Benefiting from Lower Cost of Capital. The Fund’s SBIC license allows us to issue SBA debentures. These SBA debentures carry long-term fixed rates that are generally lower than rates on comparable bank and public debt. Because lower-cost SBA leverage is, and will continue to be, a significant part of our funding strategy, our relative cost of debt capital should be lower than many of our competitors. We have also applied for a second SBIC license through which we may issue more SBA debentures to fund additional investments; however, we can make no assurances that the SBA will approve such application. The SBA regulations currently limit the amount that is available to be borrowed by the Fund to $150.0 million. If we are approved by the SBA for a second SBIC license, the maximum amount of outstanding SBA debentures for two or more SBICs under common control cannot exceed $225.0 million.

Investments

We seek to create a diversified investment portfolio that primarily includes mezzanine loans and equity securities. Our investments typically range between $5.0 million to $15.0 million per portfolio company, although this investment size may vary proportionately with the size of our capital base. Our investment objective is to provide attractive risk-adjusted returns by generating both current income from our debt investments and capital appreciation from our equity related investments. We may invest in the equity securities of our portfolio companies, such as preferred stock, common stock, warrants and other equity interests, either directly or in conjunction with our debt investments.

Mezzanine Debt Investments. We typically invest in mezzanine debt, which includes senior subordinated notes and junior secured loans. These loans typically have relatively high, fixed interest rates (often representing a combination of cash pay and payment-in-kind interest), prepayment penalties and amortization of principal deferred to maturity. Subordinated loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. Subordinated investments are generally more volatile than secured loans and may involve a greater risk of loss of principal. In certain situations where we are able to structure an investment as a junior secured loan, we will obtain a junior security interest in the assets of these portfolio companies that will serve as collateral in support of the repayment of such loan. This collateral may take the form of second-priority liens on the assets of a portfolio company.

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

Equity Securities. Our equity securities typically consist of either a direct minority equity investment in common or preferred stock of a portfolio company, or we may receive warrants to buy a minority equity interest in a portfolio company in connection with a debt investment. Warrants we receive with our debt investments typically require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. Our equity investments are typically not control-oriented investments, and in many cases, we acquire equity securities as part of a group of private equity investors in which we are not the lead investor. We may structure such equity investments to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events. In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights. Our equity investments typically are made in connection with debt investments to the same portfolio companies.

Our Consolidated Portfolio

We generally seek to invest in companies from the broad range of industries in which our investment advisor has direct experience. The following is a representative list of the broad industry segments in which we have invested; however, we may invest in other industries if we are presented with attractive opportunities.

• business services;	• niche manufacturing;

• industrial products and services;	• defense and aerospace;

• value-added distribution;	• transportation and logistics; and

• healthcare products and services;	• information technology services.

• consumer products and services (including retail, food and beverage);

As of December 31, 2012, we had debt and equity investments in 30 portfolio companies with an aggregate fair market value of $274.2 million.

The following table shows the portfolio composition by geographic region at fair value as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	As of December 31,
	2012	2011

Fair Value
Midwest	22.1%	33.4%
Southwest	21.8	20.3
Northeast	15.1	13.6
Southeast	20.7	17.7
West	20.3	15.0

Total	100.0%	100.0%

The following table shows the detailed industry segment composition of our portfolio at fair value as a percentage of total investments.

	As of December 31,
	2012	2011

Fair Value
Healthcare services	12.8%	10.1%
Transportation services	11.2	14.0
Aerospace & defense manufacturing	11.0	10.2
Oil & gas services	6.9	2.5
Restaurants	5.9	3.6
Movie theaters	5.4	7.1
Industrial cleaning & coatings	4.9	6.4
Electronic components supplier	4.6	4.1
Utility equipment manufacturing	3.8	4.8
Specialty distribution	3.6	4.6
Retail	3.5	—
Financial Services	3.4	—
Printing services	3.3	4.4
Information technology services	3.0	2.7
Commercial cleaning	3.0	3.8
Furniture rental	3.0	3.7
Specialty cracker manufacturer	2.7	3.6
Retail cleaning	2.6	3.9
Debt collection services	2.0	—
Apparel distribution	2.0	2.8
Laundry services	1.4	2.5
Restoration & mitigation services	—	2.1
Healthcare products	—	3.1

Total	100.0%	100.0%

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

Viable Exit Strategy. We invest in companies that we believe will provide a steady stream of cash flow to repay our loans and reinvest in their respective businesses. In addition, we seek to invest in companies whose business models and expected future cash flows offer attractive exit possibilities for our equity investments. We expect to exit our investments typically through one of three scenarios: (a) the sale of the company resulting in repayment of all outstanding debt and equity; (b) the recapitalization of the company through which our investments are replaced with debt or equity from a third party or parties; or (c) the repayment of the initial or remaining principal amount of our debt investment from cash flow generated by the company. In some investments, there may be scheduled amortization of some portion of our debt investment that would result in a partial exit of our investment prior to the maturity of the debt investment.

Investment Committees

Our investment advisor has formed an investment committee to evaluate and approve all of the investments for FIC, and an investment committee to evaluate and approve all of the Fund’s investments. The investment committee process is intended to bring the diverse experience and perspectives of the committee’s members to the analysis and consideration of each investment. The investment committees also serve to provide investment consistency and adherence to our investment advisor’s core investment philosophy and policies. The investment committees also determine appropriate investment sizing and suggest ongoing monitoring requirements.

The members of the investment committees that advise FIC and the Fund are the same and include Edward H. Ross, Thomas C. Lauer, B. Bragg Comer, III, John H. Grigg, John J. Ross, II, Paul E. Tierney, Jr. and W. Andrew Worth. For purposes of discussion herein, any reference to “investment committee” refers to both the investment committee that advises FIC and the investment committee that advises the Fund.

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

Investment Generation/Origination. Our investment originating efforts are focused on leveraging our investment advisor’s extensive network of long-standing relationships with private equity firms, middle-market senior lenders, junior-capital partners, financial intermediaries and management teams of privately owned businesses. We believe that our investment advisor’s investment professionals have reputations as reliable, responsive and value-added partners for lower middle-market companies. Our investment advisor’s focus and reputation as a valued-added partner generates a balanced mix of proprietary deal flow and a steady stream of new deal opportunities.

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

Upon successful completion of the screening process, the deal team prepares a screening memorandum and makes a recommendation to the investment committee. At this time, the investment committee will also consider whether the investment would be made by us or through our SBIC subsidiary. If the investment committee supports the deal team’s recommendation, the deal team issues a non-binding term sheet to the company. Such a term sheet will typically include the key economic terms based on our analysis conducted during the screening process as well as a proposed timeline. Upon agreement on a term sheet with the company, our investment advisor will begin a formal diligence and underwriting process.

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

As part of the monitoring process, the deal team conducts a comprehensive review of the financial and operating results of each portfolio company that includes a review of the monthly/quarterly financials relative to prior year and budget, review financial projections including cash flow and liquidity needs, meet with management, attend board meetings and review compliance certificates and covenants. We will maintain an on-going dialogue with the management and any controlling equity holders of a portfolio company that will include discussions about the company’s business plans and growth opportunities and any changes in industry and competitive dynamics. While we maintain limited involvement in the ordinary course operations of our portfolio companies, we may maintain a higher level of involvement in non-ordinary course financing or strategic activities and any non-performing scenarios. Our investment advisor’s portfolio management will also include quarterly portfolio reviews with all investment professionals and investment committee members.

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

As of December 31, 2012, the weighted average investment rating of the investments in our portfolio was 2.0. The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value.

	As of December 31, 2012
Investment Rating	Investments at Fair Value	Percent of Total Portfolio
	(dollars in thousands)
1	$25,480	9.3%
2	225,086	82.1
3	23,683	8.6
4	—	—
5	—	—

Totals	$274,249	100.0%

Determination of Net Asset Value and Valuation Process

We determine the net asset value per share of our common stock on at least a quarterly basis, and more frequently if we are required to do so pursuant to an equity offering or pursuant to federal laws and regulations. The net asset value per share is equal to the carrying value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. Our business plan calls for us to invest primarily in illiquid securities issued by private companies. These portfolio investments may be subject to restrictions on resale and will generally have no established trading market. Because there is not a readily available market for substantially all of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors using a documented valuation policy and consistently applied valuation process in accordance with authoritative accounting guidelines. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates – Valuation of Portfolio Investments.”

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance typically involves, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Our investment advisor, acting as our administrator, provides such managerial assistance on our behalf to portfolio companies that request this assistance. We may receive fees for these services and will reimburse our investment advisor, acting as our administrator, for its allocated costs in providing such assistance, subject to the review and approval by our board of directors, including our independent directors.

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

Employees

We do not have any direct employees, and our day-to-day investment operations are managed by our investment advisor, which is also acting as our administrator. We have a chief executive officer, chief financial officer and chief compliance officer and, to the extent necessary, our board of directors may elect to hire additional personnel going forward. Our officers are employees of our investment advisor, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs are paid by us pursuant to the Administration Agreement. Some of our executive officers are also officers of our investment advisor. See “Management and Other Agreements — Administration Agreement.”

MANAGEMENT AND OTHER AGREEMENTS

Our investment advisor is located at 1603 Orrington Avenue, Suite 1005, Evanston, Illinois 60201. Our investment advisor is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our board of directors and in accordance with the 1940 Act, our investment advisor manages our day-to-day operations and provides investment advisory services to us. Under the terms of the Investment Advisory Agreement, our investment advisor:

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

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of our net realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid to our investment advisor, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equal the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of our portfolio in all prior years. We accrue, but do not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate.

Examples of Quarterly Incentive Fee Calculation

Example 1: Income Related Portion of Incentive Fee

Alternative 1

Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.25%

Hurdle rate (1) = 2.0%

Management fee (2) = 0.4375%

Other expenses (legal, accounting, custodian, transfer agent, etc.) (3) = 0.2%

Pre-incentive fee net investment income

(investment income – (management fee + other expenses)) = 0.6125%

Pre-incentive fee net investment income does not exceed hurdle rate, therefore there is no income-related incentive fee.

Alternative 2

Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.9%

Hurdle rate (1) = 2.0%

Management fee (2) = 0.4375%

Other expenses (legal, accounting, custodian, transfer agent, etc.) (3) = 0.2%

Pre-incentive fee net investment income

(investment income – (management fee + other expenses)) = 2.2625%

Incentive fee	= 100.0% × pre-incentive fee net investment income (subject to “catch-up”) (4)
= 100.0% × (2.2625% – 2.0%)
= 0.2625%

Pre-incentive fee net investment income exceeds the hurdle rate, but does not fully satisfy the “catch-up” provision, therefore the income related portion of the incentive fee is 0.2625%.

Alternative 3

Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.5%

Hurdle rate (1) = 2.0%

Management fee (2) = 0.4375%

Other expenses (legal, accounting, custodian, transfer agent, etc.) (3) = 0.2%

Pre-incentive fee net investment income

(investment income – (management fee + other expenses)) = 2.8625%

Incentive fee = 100.0% × pre-incentive fee net investment income (subject to “catch-up”) (4)

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

Year 3: FMV of Investment B determined to be $6.75 million and Investment C sold for $7.5 million

Year 4: FMV of Investment B determined to be $8.75 million

Year 5: Investment B sold for $5.0 million

The capital gains incentive fee, if any, would be:

Year 1: None

Year 2: $1.45 million capital gains incentive fee — 20.0% multiplied by $7.25 million ($8.5 million realized capital gains on Investment A less $1.25 million unrealized capital depreciation on Investment B)

Year 3: $0.35 million capital gains incentive fee (1) — $1.8 million (20.0% multiplied by $9.0 million ($9.75 million cumulative realized capital gains less $0.75 million unrealized capital depreciation)) less $1.45 million capital gains incentive fee received in Year 2

Year 4: None

Year 5: None — $1.45 million (20.0% multiplied by $7.25 million (cumulative realized capital gains of $9.75 million less realized capital losses of $2.5 million)) is less than $1.8 million cumulative capital gains incentive fee paid in Year 2 and Year 3 (2)

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

Payment of Our Expenses

All investment professionals of our investment advisor and/or its affiliates, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by our investment advisor and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Expenses.”

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

REGULATION

General

We and the Fund have elected to be treated as BDCs under the 1940 Act and we have elected to be treated as a RIC under the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisors), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.

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

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70.0% of the company’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

(a)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer that:

•	is organized under the laws of, and has its principal place of business in, the U.S.;

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

Managerial Assistance to Portfolio Companies

A BDC must have been organized and have its principal place of business in the U.S. and must be operated for the purpose of making investments in the types of securities described in (a), (b) or (c) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70.0% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance; except that, when the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Our investment advisor, acting as our administrator, has agreed to provide such managerial assistance on our behalf to portfolio companies that request this assistance.

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70.0% of our assets are qualifying assets or temporary investments. We may from time to time invest in U.S. Treasury bills or in repurchase agreements, so long as the agreements are fully collateralized by cash or securities issued by U.S. government securities, including securities issued by certain U.S. government agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25.0% of our total assets constitute repurchase agreements from a single counterparty (other than repurchase agreements fully collateralized by U.S. government securities), we would not satisfy the asset diversification requirements for qualification as a RIC for U.S. federal income tax purposes. Accordingly, we do not intend to enter into any such repurchase agreements that would cause us to fail such asset diversification requirements. Our investment advisor monitors the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200.0% immediately after each such issuance (exclusive of the SBA debentures pursuant to our SEC exemptive relief). In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5.0% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a BDC affect our ability to raise, and the way in which we raise, additional capital which may have a negative effect on our growth.”

Codes of Ethics

We, the Fund and our investment advisor have each adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Additionally, our investment advisor has adopted a code of ethics pursuant to rule 240A-1 under the 1940 Act and in accordance with Rule 17j-1(c). Personnel subject to the code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy these codes at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0300. You may also obtain copies of the joint code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549. The joint code of ethics is also available on our website at www.fdus.com. We have also adopted a code of business conduct that is applicable to all officers, directors and employees of Fidus and our investment advisor that is available on our website.

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

Proxy Voting Records

You may obtain information about how our investment advisor voted proxies for us by making a written request for proxy voting information to: Fidus Investment Corporation, 1603 Orrington Avenue, Suite 1005, Evanston, Illinois 60201, Attention: Investor Relations, or by calling Fidus Investment Corporation collect at (847) 859-3940.

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

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. On March 27, 2012, the SEC granted us the exemptive relief we requested allowing us to take certain actions, including engaging in certain transactions with our affiliates, that would otherwise be prohibited by the 1940 Act, as applicable to BDCs.

Small Business Administration Regulations

The Fund is licensed by the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958. The Fund’s SBIC license became effective on October 22, 2007. On October 15, 2012, the Company submitted an application to the SBA for a second SBIC license, after receiving a “Green Light” letter from the SBA on July 30, 2012 allowing the Company to proceed with such an application for a second SBIC license through which we may issue more SBA debentures to fund additional investments. However, we can make no assurances that the application process will be completed successfully or that the SBA will approve such application.

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

The SBA prohibits an SBIC from providing funds to small businesses for certain purposes, such as relending and investment outside the U.S., to businesses engaged in a few prohibited industries, and to certain “passive” (non-operating) companies. In addition, under SBA regulations, without prior SBA approval, an SBIC may not invest more than 30.0% of its regulatory capital in any one portfolio company (assuming the SBIC intends to draw leverage equal to twice its regulatory capital).

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

SBICs must invest idle funds that are not being used to make loans in investments permitted under SBA regulations in the following limited types of securities: (i) direct obligations of, or obligations guaranteed as to principal and interest by, the U.S. government, which mature within 15 months from the date of the investment; (ii) repurchase agreements with federally insured institutions with a maturity of seven days or less (and the securities underlying the repurchase obligations must be direct obligations of or guaranteed by the federal government); (iii) certificates of deposit with a maturity of one year or less, issued by a federally insured institution; (iv) a deposit account in a federally insured institution that is subject to a withdrawal restriction of one year or less; (v) a checking account in a federally insured institution; or (vi) a reasonable petty cash fund.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

•

pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 under Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•

pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which must be audited by our independent registered public accounting firm; and

•

pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Election to Be Taxed as a RIC

We have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any income that we distribute to our stockholders. To maintain our status as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to maintain our status as a RIC, we must distribute to our stockholders, for each taxable year, at least 90.0% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the Annual Distribution Requirement. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4.0% excise tax on such income. In such case, we must distribute any such carryover taxable income through a distribution declared prior to filing the final tax return for the year in which we generated such taxable income. Even if we maintain our status as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.

Taxation as a RIC

Provided that we maintain our status as a RIC and satisfy the Annual Distribution Requirement, we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (which is defined as net long-term capital gain in excess of net short-term capital loss) that we timely distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4.0% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98.0% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year (or, if we so elect, for that calendar year) and (3) any income recognized, but not distributed, in the preceding calendar year and on which we paid no U.S. federal income tax.

In order to maintain our status as a RIC for U.S. federal income tax purposes, we must, among other things:

•	meet the Annual Distribution Requirement;

•	qualify to be treated as a BDC or be registered as a management investment company under the 1940 Act at all times during each taxable year;

•

derive in each taxable year at least 90.0% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or foreign currencies, other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code), or the 90% Income Test; and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•

at least 50.0% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5.0% of the value of our assets or more than 10.0% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and

•

no more than 25.0% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, (i) of one issuer (ii) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of one or more “qualified publicly traded partnerships,” or the Diversification Tests.

To the extent that we invest in entities treated as partnerships for U.S. federal income tax purposes (other than a “qualified publicly traded partnership”), we generally must include our allocable share of the items of gross income derived by the partnerships for purposes of the 90% Income Test, and the income that is derived from a partnership (other than, a “qualified publicly traded partnership”) will be treated as qualifying income for purposes of the 90% Income Test only to the extent that such income is attributable to items of income of the partnership which would be qualifying income if realized by us directly. In addition, we generally must take into account our proportionate share of the assets held by partnerships (other than a “qualified publicly traded partnership”) in which we are a partner for purposes of the Diversification Tests.

In order to meet the 90% Income Test, we have established several special purpose corporations, and in the future may establish additional such corporations, to hold assets from which we do not anticipate earning dividends, interest or other qualifying income under the 90% Income Test (the “Taxable Subsidiaries”). Any investments held through the Taxable Subsidiaries are generally subject to U.S. federal income and other taxes, and therefore we can expect to achieve a reduced after-tax yield on such investments.

We may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind interest or, in certain cases, with increasing interest rates or that are issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to our receipt of cash.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Furthermore, a portfolio company in which we invest may face financial difficulty that requires us to work-out, modify or otherwise restructure our investment in the portfolio company. Any such restructuring may result in unusable capital losses and future non-cash income. Any restructuring may also result in our recognition of a substantial amount of non-qualifying income for purposes of the 90% Income Test, such as cancellation of indebtedness income in connection with the work-out of a leveraged investment (which, while not free from doubt, may be treated as non-qualifying income) or the receipt of other non-qualifying income.

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

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy the Annual Distribution Requirement and to avoid corporate-level U.S. federal income tax and the 4.0% U.S. federal excise tax. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation — Qualifying Assets” and “Regulation — Senior Securities.” Moreover, our ability to dispose of assets to satisfy the Annual Distribution Requirement and to avoid corporate-level U.S. federal income tax and the 4.0% U.S. federal excise tax may be limited by (1) the illiquid nature of our portfolio and (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid corporate-level U.S. federal income tax or the 4.0% U.S. federal excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

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

As described above, to the extent that we invest in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes, the effect of such investments for purposes of the 90% Income Test and the Diversification Tests will depend on whether or not the partnership is a “qualified publicly traded partnership” (as defined in the Code). If the partnership is a “qualified publicly traded partnership,” the net income derived from such investments will be qualifying income for purposes of the 90% Income Test and will be “securities” for purposes of the Diversification Tests. If the partnership, however, is not treated as a “qualified publicly traded partnership,” then the consequences of an investment in the partnership will depend upon the amount and type of income and assets of the partnership allocable to us. The income derived from such investments may not be qualifying income for purposes of the 90% Income Test and, therefore, could adversely affect our qualification as a RIC. We intend to monitor our investments in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes to prevent our disqualification as a RIC.

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

We may make distributions that are payable in cash or shares of our stock at the election of each stockholder. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders may be treated as taxable dividends to the extent of the distributing corporation’s current and accumulated earnings and profits. The Internal Revenue Service has issued private letter rulings indicating that such treatment will apply under circumstances in which the total amount of cash distributed is limited to as little as 20.0% of the total distribution. If we decide to make any distributions that are payable in part in shares of our stock, U.S. stockholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, shares of our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. federal tax with respect to such distributions, including in respect of all or a portion of such distributions that are payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on such distributions, it may put downward pressure on the trading price of shares of our stock.

Failure to Qualify as a RIC

If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions are applicable (which may, among other things, require us to pay certain corporate-level U.S. federal taxes or to dispose of certain assets).

If we were unable to obtain tax treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would distributions be compulsory. Distributions would generally be taxable to our stockholders as dividend income to the extent of our current and accumulated earnings and profits (in the case of noncorporate U.S. stockholders, at a maximum federal income tax rate applicable to qualified dividend income of 20.0%). Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

If we fail to meet the RIC requirements for more than two consecutive years and then seek to re-qualify as a RIC, we would be subject to corporate-level taxation on any built-in gain recognized during the succeeding 10-year period unless we made a special election to recognize all such built-in gain upon our re-qualification as a RIC and pay the corporate-level tax on such built-in gain.

Item 1A. Risk Factors.

Investing in our common stock involves a number of significant risks. You should carefully consider these risk factors, together with all of the other information included in this Annual Report and other reports and documents filed by us with the SEC. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

We have a limited operating history as a BDC and our investment advisor has limited experience managing a BDC or a RIC, and we may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.

The Fund commenced operations and obtained a license to operate as an SBIC in 2007. Prior to the completion of the Formation Transactions and our IPO in June 2011, we did not operate as a BDC and had not qualified to be treated as a RIC, and our investment advisor had never managed any BDC. As a result, we have limited operating results under these regulatory frameworks that can demonstrate to you either their effect on our business or our ability to manage our business under these frameworks. We are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective, or that we will not maintain our qualification to be treated as a RIC, and that the value of your investment could decline substantially.

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

We depend on the investment expertise, skill and network of business contacts of the managing members of our investment advisor, who evaluate, negotiate, structure, execute and monitor our investments. Our future success will depend to a significant extent on the continued service and coordination of the investment professionals of our investment advisor and executive officers, particularly Edward H. Ross, John J. Ross, II, B. Bragg Comer, III, Thomas C. Lauer, W. Andrew Worth and Cary L. Schaefer. Although Messrs. E. Ross, Comer, Lauer and Worth and Ms. Schaefer intend to devote all of their business time to our operations, they may have other demands on their time in the future. Mr. J. Ross will not devote all of his business time to our operations and will have other demands on his time as a result of other activities. The departure of any of these individuals could have a material adverse effect on our ability to achieve our investment objective.

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

Even if we are able to grow and build upon our investment operations in a manner commensurate with the increased capital available to us as a result of being a publicly-traded company, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. Our results of operations depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies, it could negatively impact our ability to make distributions to our stockholders and could cause you to lose all or part of your investment.

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

In addition, investments in our portfolio are typically not rated by any rating agency. We believe that if such investments were rated, the vast majority would be rated below investment grade due to speculative characteristics of the issuer’s capacity to pay interest and repay principal. Our investments may result in an amount of risk, volatility or potential loss of principal that is greater than that of alternative investments.

Because we borrow money and may in the future issue additional senior securities, including preferred stock and debt securities, the potential for gain or loss on amounts invested in us is magnified and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in us. The Fund borrows from and issues debt securities to the SBA, and we may borrow from banks and other lenders in the future. The SBA has fixed dollar claims on the Fund’s assets that are superior to the claims of our stockholders. We may also borrow from banks and other lenders or issue additional senior securities including preferred stock and debt securities in the future. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not used leverage. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our stockholders. Leverage is generally considered a speculative investment technique.

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

Assumed Return on Our Portfolio

(Net of Expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder (1)	(21.8)%	(12.7)%	(3.6)%	5.6%	14.7%

(1)	Assumes $333.8 million in total assets, $144.5 million in outstanding SBA debentures and $183.1 million in net assets as of December 31, 2012 and an average cost of funds of 4.5%.

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

Our management and incentive fee structure may create incentives for our investment advisor that are not fully aligned with the interests of our stockholders.

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

A substantial portion of our portfolio investments are made in the form of securities that are not publicly traded. As a result, our board of directors determines the fair value of these securities in good faith pursuant to our valuation policy. In connection with that determination, investment professionals from our investment advisor prepare portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. In addition, certain members of our board of directors, including Messrs. E. Ross and Lauer, have a pecuniary interest in our investment advisor. The participation of our investment advisor’s investment professionals in our valuation process, and the pecuniary interest in our investment advisor by certain members of our board of directors, would result in a conflict of interest as the management fee that we will pay our investment advisor is based on our gross assets less cash.

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

Although currently we and the Fund are the only investment vehicles managed by our investment advisor, we may in the future have conflicts of interest with our investment advisor or its respective other clients that elect to invest in similar types of securities as we will invest. Our investment advisor’s investment committee serves or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds or other investment vehicles managed by our investment advisor. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. Our investment advisor will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with an allocation policy approved by our board of directors.

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

We entered into a license agreement with Fidus Partners, LLC under which Fidus Partners, LLC granted us a non-exclusive (provided that there is not a change in control of Fidus Partners, LLC), royalty-free license to use the name “Fidus.” Some of the members of our investment advisor’s investment committee and the senior origination professionals of our investment advisor are professionals of Fidus Partners, LLC. See “Management and Other Agreements — License Agreement.” In addition, we rent office space from our investment advisor and pay to our investment advisor our allocable portion of overhead and other expenses incurred in performing its obligations under the Administration Agreement, such as our allocable portion of the cost of our chief financial officer and chief compliance officer. This creates conflicts of interest that our board of directors must monitor.

The Investment Advisory Agreement and the Administration Agreement with our investment advisor were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

The Investment Advisory Agreement and the Administration Agreement were negotiated between related parties. Consequently, their terms, including fees payable to our investment advisor and our administrator, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under these agreements because of our desire to maintain our ongoing relationship with our investment advisor and our administrator.

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

The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $150.0 million, whichever is less. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $225.0 million. As of December 31, 2012, the Fund had $144.5 million of SBA debentures. With $75.0 million of regulatory capital as of December 31, 2012, the Fund has the current capacity to issue up to a total of $150.0 million of SBA debentures. If the Fund borrows the maximum amount from the SBA and thereafter requires additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

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

The Fund, as an SBIC, is limited in its ability to make distributions to us, which could result in us being unable to meet the minimum distribution requirements to maintain our status as a RIC.

In order to maintain our status as a RIC, we are required to distribute to our stockholders on an annual basis 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses. For this purpose, our taxable income will include the income of the Fund (and any other entities that are disregarded as separate from us for U.S. federal income tax purposes). The Fund’s ability to make distributions to us may be limited by the Small Business Investment Act of 1958. As a result, in order to maintain our status as a RIC, we may be required to make distributions attributable to the Fund’s income without receiving any corresponding cash distributions from it with respect to such income. We can make no assurances that the Fund will be able to make, or not be limited in making, distributions to us. If we are unable to satisfy the annual distribution requirements, we may fail to maintain our status as a RIC, which would result in the imposition of corporate-level U.S. federal income tax on our entire taxable income without regard to any distributions made by us. See “— We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code.”

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

As a BDC, it is essential for us to maintain our ability to raise additional capital for investment purposes. Without sufficient access to the capital markets or credit markets, we may be forced to curtail our business operations or we may not be able to pursue new business opportunities. Since the middle of 2007, the capital markets and the credit markets have been experiencing extreme volatility and disruption and, accordingly, there has been and will continue to be uncertainty in the financial markets in general. Notwithstanding recent gains across both the equity and debt markets, these conditions may continue for a prolonged period of time or worsen in the future. Ongoing disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.

From time to time, we may borrow from financial institutions in order to obtain additional capital. Unfavorable economic conditions may result in a decision by lenders not to extend credit to us. Our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage under the 1940 Act must equal at least 200.0% of total indebtedness immediately after each time we incur indebtedness exclusive of the SBA debentures pursuant to our SEC exemptive relief. Additionally, shrinking portfolio values will negatively impact our ability to borrow additional funds because our net asset value is reduced for purposes of the 200.0% asset leverage test. If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratio stipulated by the 1940 Act, which could, in turn, cause us to lose our status as a BDC and materially impair our business operations. A protracted disruption in the credit markets could also materially decrease demand for our investments.

We will access the capital markets periodically to issue debt or equity securities. Volatility or dislocation in the capital markets may depress our stock price below our net asset value per share and create a challenging environment in which to raise debt and equity capital. As a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. At our Annual Stockholders Meeting on June 6, 2012, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 6, 2013 or the date of our 2013 Annual Meeting of Stockholders. Our stockholders will be asked to vote on a similar proposal at our 2013 Annual Meeting of Stockholders. In addition, we are required to distribute at least 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders in order to maintain our status as a RIC. As a result, earnings that we distribute to our stockholders will not be available to fund new investments. An inability to access the capital markets could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which may have an adverse effect on the value of our securities.

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

We will be subject to corporate-level U.S. federal income tax if we are unable to maintain qualification as a RIC under Subchapter M of the Code.

We have elected to be treated as a RIC under Subchapter M of the Code; however, no assurance can be given that we will be able to maintain our RIC status. To maintain our status as a RIC under the Code and to avoid the imposition of U.S. federal income taxes on income and gains distributed to our stockholders, we must meet certain requirements, including source-of-income, asset diversification and annual distribution requirements. The source-of-income requirement will be satisfied if we derive at least 90.0% of our gross income for each year from dividends, interest, gains from sale of securities or similar sources. To maintain our status as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these requirements may result in our losing our RIC status or our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. The annual distribution requirement applicable to RICs will be satisfied if we distribute at least 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. In addition, we will be subject to a 4.0% nondeductible federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar-year basis. We will be subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making annual distributions necessary to maintain our status as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our status as a RIC and, thus, may be subject to U.S. federal corporate income tax on our entire taxable income without regard to any distributions made by us. If we fail to maintain our status as a RIC for any reason and become subject to U.S. corporate income tax, the resulting tax liability could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders.

We may not be able to pay you distributions, our distributions may not grow over time, a portion of distributions paid to you may be a return of capital, and investors in our debt securities may not receive all of the interest income to which they are entitled.

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be harmed by, among other things, the risk factors described in this prospectus. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could, in the future, limit our ability to pay distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, SBA regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

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

When we make quarterly distributions, we will be required to determine the extent to which such distributions are paid out of current and accumulated earnings and profits, recognized capital gain or capital. To the extent there is a return of capital, investors will be required to reduce their basis in our stock for U.S. federal income tax purposes.

We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

For U.S. federal income tax purposes, we are required to include in our income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or in other circumstances, and contracted payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, or increases in loan balances as a result of contracted payment-in-kind arrangements, will be included in our income before we receive any corresponding cash payments. We also may be required to include in our income certain other amounts that we will not receive in cash.

Since in certain cases we may be required to recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute on an annual basis at least 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to maintain our status as a RIC. In such a case, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities to satisfy the annual distribution requirements. In such circumstances, if we are unable to obtain such cash from other sources, we may fail to maintain our status as a RIC and thus be subject to corporate-level U.S. federal income tax. See “—We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code.”

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

You may have a current tax liability on distributions you elect to reinvest in our common stock but would not receive cash to pay such tax liability.

If you participate in our dividend reinvestment plan, you will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of our common stock received as a result of the distribution.

Because we expect to distribute substantially all of our net investment income and net realized capital gains to our stockholders, we will need additional capital to finance our growth, and such capital may not be available on favorable terms or at all.

We have elected to be taxed for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. If we continue to meet certain requirements, including source-of-income, asset diversification and distribution requirements, and if we continue to be regulated as a BDC, we will continue to qualify to be taxed as a RIC and therefore will not have to pay U.S. federal corporate income tax on income that we timely distribute to our stockholders, allowing us to substantially reduce or eliminate our corporate-level income tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings (other than SBA leverage) and any preferred stock we may issue in the future, of at least 200.0% at the time we issue any debt or preferred stock. This requirement limits the amount of our leverage. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or issuing preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so.

While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline. In addition, as a BDC, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. At our Annual Stockholders Meeting on June 6, 2012, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 6, 2013 or the date of our 2013 Annual Meeting of Stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25.0% of the Company’s then outstanding common stock immediately prior to each such sale. We do not intend to issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so.

Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our board of directors has the authority, except as otherwise provided by the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval. Under Maryland law, we also cannot be dissolved without prior stockholder approval except by judicial action. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a BDC. If we, or the Fund, decide to withdraw our election, or if we otherwise fail to maintain our qualification, as a BDC, we may be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility, and could significantly increase our costs of doing business. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results or the value of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.

Any failure on our part to maintain our status as a BDC would reduce our operating flexibility.

If we, or the Fund, fail to maintain our status as a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more onerous regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

Regulations governing our operation as a BDC affect our ability to raise, and the way in which we raise, additional capital which may have a negative effect on our growth.

Our business will require capital to operate and grow. We may acquire such additional capital from the following sources:

Senior Securities. Currently we, through our SBIC subsidiary, issue debt securities guaranteed by the SBA. In the future, we may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including, but not limited to, the following:

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

Additionally, any changes to the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy in order to meet our investment objectives. Such changes could result in material differences to the strategies and plans set forth in this prospectus and may shift our investment focus from the areas of expertise of our investment advisor to other types of investments in which our investment advisor may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

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

If the proposed revisions to the leveraged lending guidelines for regulated financial institutions are implemented, bank loans to institutions that themselves engaged in leveraged lending, such as BDCs, may become more expensive and less available.

In March of 2012, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency (the “Agencies”) jointly proposed new guidelines for leveraged lending transactions conducted by regulated financial institutions (the “Proposed Leveraged Lending Guidelines”). Under the Proposed Leveraged Lending Guidelines the definition of leveraged finance would be expanded to include, among other things, a financial institution’s exposure to financial vehicles that themselves engage in leveraged finance, which could include BDCs. If the Proposed Leveraged Lending Guidelines are adopted as proposed, heightened regulatory requirements may be imposed on banks and other financial institutions when they make loans or provide other financing to a BDC. If so, financing may become more expensive for us and banks or other financial institutions may be less willing to engage in leveraged lending, making it more difficult for us to obtain financing.

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

As a publicly-traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act , as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act and other rules implemented by the SEC.

Section 404 of the Sarbanes-Oxley Act requires that public companies evaluate and report on their systems of internal control over financial reporting. In addition, our independent registered public accounting firm must report on management’s evaluation of those controls. In future periods, we may identify deficiencies in our system of internal controls over financial reporting that may require remediation. There can be no assurances that any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

Our business is highly dependent on the communications and information systems of our investment advisor. Any failure or interruption of such systems could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to make distributions to our stockholders. In addition, because many of our portfolio companies operate and rely on network infrastructure and enterprise applications and internal technology systems for development, marketing, operational, support and other business activities, a disruption or failure of any or all of these systems in the event of a major telecommunications failure, cyber-attack, fire, earthquake, severe weather conditions or other catastrophic events could cause system interruptions, delays in product development and loss of critical data and could otherwise disrupt their business operations.

Risks Relating to Our Investments

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

All of our assets may be invested in illiquid securities, and a substantial portion of our investments in leveraged companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. However, to maintain the elections to be regulated as a BDC and as a RIC, we may have to dispose of investments if they do not satisfy one or more of the applicable criteria under the respective regulatory frameworks. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or our investment advisor have material nonpublic information regarding such portfolio company.

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

We are a non-diversified investment company within the meaning of the 1940 Act; therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer and the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond the asset diversification requirements applicable to RICs, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

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

Under the Investment Advisory Agreement, our investment advisor does not assume any responsibility to us other than to render the services called for under that agreement, and it is not be responsible for any action of our board of directors in following or declining to follow our investment advisor’s advice or recommendations. Our investment advisor maintains a contractual relationship, as opposed to a fiduciary relationship except to the extent specified in section 36(b) of the Investment Advisory Act concerning loss from a breach of fiduciary duty with respect to the receipt of compensation for services, with us. Under the terms of the Investment Advisory Agreement, our investment advisor and its officers, directors, members, managers, partners, stockholders and employees are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of our investment advisor’s duties under the Investment Advisory Agreement. In addition, we have agreed to indemnify our investment advisor and its officers, directors, members, managers, partners, stockholders and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections may lead our investment advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Risks Relating to Our Common Stock

Shares of closed-end investment companies, including business development companies, frequently trade at a discount to their net asset value.

Shares of closed-end investment companies, including BDCs, frequently trade at a discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. In addition, if our common stock trades below net asset value, we will generally not be able to issue additional common stock at the market price without first obtaining the approval of our stockholders and our independent directors. On June 6, 2012 our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 6, 2013 or the date of our 2013 Annual Meeting of Stockholders. Selling or otherwise issuing shares of the Company’s common stock below its then current net asset value per share would result in a dilution of the Company’s existing common stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25.0% of the Company’s then outstanding common stock immediately prior to each such sale. We do not intend to sell or otherwise issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so.

Stockholders may experience dilution in their ownership percentage if they do not participate in our dividend reinvestment plan.

All distributions declared in cash payable to stockholders that are participants in our dividend reinvestment plan are generally automatically reinvested in shares of our common stock. As a result, stockholders that do not participate in the dividend reinvestment plan may experience dilution over time. Stockholders who receive distributions in shares of common stock may experience accretion to the net asset value of their shares if our shares are trading at a premium and dilution if our shares are trading at a discount. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to a stockholder.

Recent market conditions may increase the risks associated with our business and an investment in us.

Beginning in the third quarter of 2007, the U.S. economy and financial markets began experiencing a high level of volatility, disruption and stress, which was exacerbated by the failure of several major financial institutions in the last few months of 2008. In addition, the U.S. economy entered a recession, which was severe and prolonged. Similar conditions occurred in the financial markets and economies of numerous other countries and could worsen, both in the U.S. and globally. These conditions raised the level of many of the risks described herein and, if repeated or continued, could have an adverse effect on our portfolio companies and on their results of operations, financial conditions, access to credit and capital. The stress in the credit market and upon banks has led other creditors to tighten credit and the terms of credit. In certain cases, senior lenders to our customers can block payments by our customers in respect of our loans to such customers. In turn, these could have adverse effects on our business, financial condition, results of operations, distributions to our stockholders, access to capital, valuation of our assets and our stock price. Notwithstanding recent gains across both the equity and debt markets, these conditions may continue for a prolonged period of time or worsen in the future.

If, in the future, we sell common stock at a discount to our net asset value per share, stockholders who do not participate in such sale will experience immediate dilution in an amount that may be material.

On June 6, 2012, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a discount from net asset value per share, as long as the cumulative number of shares sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale, for a period of one year ending on the earlier of June 6, 2013 or the date of our 2013 Annual Meeting of Stockholders. If we sell or otherwise issue shares of our common stock at a discount to net asset value, it will pose a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuances or sale. In addition, such issuances or sales may adversely affect the price at which our common stock trades. For additional information and hypothetical examples of these risks, see “Sales of Common Stock Below Net Asset Value,” and for actual dilution illustrations specific to an offering, see the prospectus supplement pursuant to which such sale is made.

The market price of our securities may fluctuate significantly.

The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which is not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs, BDCs or SBICs;

•	loss of RIC or BDC status;

•	loss of status as an SBIC for the Fund, or any other SBIC subsidiary we may form;

•	changes or perceived changes in earnings or variations in operating results;

•	changes or perceived changes in the value of our portfolio of investments;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of our investment advisor’s key personnel;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors; and

•	loss of a major funding source.

Investing in our securities may involve an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies may be highly speculative; therefore, an investment in our securities may not be suitable for someone with lower risk tolerance.

Sales of substantial amounts of our common stock may have an adverse effect on the market price of our common stock.

On August 30, 2012, the SEC declared effective our shelf registration statement on Form N-2 (File No. 333-182785), allowing us to offer, from time to time, up to $300.0 million worth of our common stock, preferred stock, subscription rights, debt securities, or warrants representing rights to purchase shares of our common stock, preferred stock or debt securities on terms to be determined at the time of the offering. Sales of substantial amounts of our common stock, or the availability of shares for sale, could adversely affect the prevailing market price of our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

Provisions of the Maryland General Corporation Law and our charter and bylaws could deter takeover attempts and have an adverse effect on the price of our common stock.

The Maryland General Corporation Law contains provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. In addition, our board of directors may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock. Our charter and bylaws contain provisions that limit liability and provide for indemnification of our directors and officers. These provisions and others also may have the effect of deterring hostile takeovers or delaying changes in control or management. We are generally prohibited from engaging in mergers and other business combinations with stockholders that beneficially own 10.0% or more of the voting power of our outstanding voting stock, or with their affiliates, for five years after the most recent date on which such stockholders became the beneficial owners of 10.0% or more of the voting power of our outstanding voting stock and thereafter unless our directors and stockholders approve the business combination in the prescribed manner. See “Description of Our Capital Stock - Business Combinations.” Maryland law may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our charter authorizing our board of directors to classify or reclassify shares of our stock in one or more classes or series and to cause the issuance of additional shares of our stock, including preferred stock. In addition, we have adopted a classified board of directors. A classified board may render a change in control of us or removal of our incumbent management more difficult. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

If we issue preferred stock and/or debt securities, the net asset value and market value of our common stock may become more volatile.

We cannot assure you that the issuance of preferred stock and/or debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock and/or debt securities would likely cause the net asset value and market value of our common stock to become more volatile. If the distribution rate on the preferred stock, or the interest rate on the debt securities, were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the distribution rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock and/or debt securities. Any decline in the net asset value of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock and/or debt securities. This decline in net asset value would also tend to cause a greater decline in the market price for our common stock.

There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios which may be required by the preferred stock and/or debt securities or of a downgrade in the ratings of the preferred stock and/or debt securities or our current investment income might not be sufficient to meet the distribution requirements on the preferred stock or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund redemption of some or all of the preferred stock and/or debt securities. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock and/or debt securities. Holders of preferred stock and/or debt securities may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

Terrorist attacks, acts of war or national disasters may affect any market for our securities, impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war or national disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 1603 Orrington Avenue, Suite 1005, Evanston, Illinois 60201, and are provided by our investment advisor pursuant to the Administration Agreement. We believe that our office facilities are suitable and adequate to our business as we contemplate conducting it.

Item 3. Legal Proceedings.

We are not, and our investment advisor is not, currently subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock.

Our common stock began trading on June 21, 2011 on The Nasdaq Global Market under the symbol “FDUS.” Effective January 3, 2012, our common stock is included in the Nasdaq Global Select Market. Prior to June 21, 2011, there was no established public trading market for our common stock. The following table lists the high and low closing sale price for our common stock, and the closing sale price as a percentage of net asset value, or NAV, since shares of our common stock began being regularly quoted on Nasdaq.

		Closing Sales Price		Premium/ (Discount) of High Sales Price to NAV (2)	Premium/ (Discount) of Low Sales Price to NAV (2)	Cash Distributions Per Share (3)
Period	NAV (1)	High	Low
Year ended December 31, 2011
Second Quarter (4)	$14.82	$15.00	$14.81	1.2%	(0.1)%	$—
Third Quarter	14.77	15.00	11.33	1.6	(23.3)	0.32
Fourth Quarter	14.90	13.52	11.73	(9.3)	(21.3)	0.32

Year ended December 31, 2012
First Quarter	14.94	14.38	12.85	(3.7)	(14.0)	0.34
Second Quarter	15.02	15.17	13.22	1.0	(12.0)	0.36
Third Quarter	15.27	16.78	14.89	9.9	(2.5)	0.38
Fourth Quarter	15.32	17.00	14.55	11.0	(5.0)	0.38

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.
(2)	Calculated as of the respective high or low closing sales price divided by the quarter end net asset value.
(3)	Represents the distribution declared in the specified quarter. We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. See “Dividend Reinvestment Plan.”
(4)	From June 21, 2011 (commencement of trading) to June 30, 2011.

The last reported price for our common stock on March 5, 2013 was $18.62 per share. As of March 5, 2013, we had 34 stockholders of record.

Distributions

We intend to continue to pay quarterly distributions to our stockholders. Our quarterly distributions, if any, are determined by our board of directors. We have elected to be taxed as a RIC under Subchapter M of the Code. As long as we qualify as a RIC, we will not be taxed on our investment company taxable income or net capital gain, to the extent that such income or gain is distributed, or deemed to be distributed, to stockholders on a timely basis.

The following table reflects the cash distributions or dividends per share that we have declared on our common stock since completion of our initial public offering.

Record Dates	Payment Date	Dividends and Distributions Declared
Fiscal year ended December 31, 2011
September 12, 2011	September 26, 2011	$0.32
December 6, 2011	December 20, 2011	$0.32

Total		$0.64

Fiscal year ended December 31, 2012
March 14, 2012	March 28, 2012	$0.34
June 13, 2012	June 27, 2012	0.36
September 11, 2012	September 25, 2012	$0.38
December 7, 2012	December 21, 2012	$0.38

Total		$1.46

On February 22, 2013, our board of directors declared a quarterly dividend of $0.38 per share payable on March 28, 2013 to holders of record as of March 14, 2013.

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

Stock Performance Graph

This graph compares the stockholder return on our common stock from June 21, 2011 (commencement of trading) to December 31, 2012 with that of the Russell 2000 Financial Services Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on June 21, 2011, $100 was invested in our common stock, the Russell 2000 Financial Services Index, and the Standard & Poor’s 500 Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Item 6. Selected Financial Data

The selected consolidated financial data below reflects the consolidated operations of Fidus Investment Corporation and its subsidiaries, including the Fund. The selected financial information as of December 31, 2009, 2010, 2011 and 2012 and for the years ended December 31, 2008, 2009, 2010, 2011 and 2012 is derived from the consolidated financial statements that have been audited by McGladrey LLP, independent registered public accounting firm. Financial information prior to our IPO in June 2011 is that of the Fund. The selected financial data from the statement of assets and liabilities as of December 31, 2008 is unaudited. However, in our opinion, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been made. This financial data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows.

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(Dollars in thousands)
Statement of operations data:
Total investment income	$7,504	$14,184	$17,985	$23,387	$33,849
Interest expense	1,994	3,688	4,962	5,488	6,422
Management fees, net	3,087	2,969	3,436	3,182	4,237
Incentive fees	—	—	—	1,609	4,839
All other expenses	179	431	627	1,551	2,660

Net investment income (loss) before income taxes	2,244	7,096	8,960	11,557	15,691
Income tax expense	—	—	—	24	4

Net investment income (loss)	2,244	7,096	8,960	11,533	15,687
Net realized (loss) on investments	—	(5,551)	(3,858)	(12,318)	1,975
Net change in unrealized appreciation (depreciation) on investments	(750)	(3,137)	(78)	16,171	1,749

Net increase (decrease) in net assets resulting from operations	$1,494	$(1,592)	$5,024	$15,386	$19,411

Per share data(1):
Net asset value (at end of period)	n/a	n/a	n/a	$14.90	$15.32
Net investment income	n/a	n/a	n/a	$1.22	$1.54
Net gain (loss) on investments	n/a	n/a	n/a	$0.40	$0.37
Net increase (decrease) in net assets resulting from operations	n/a	n/a	n/a	$1.63	$1.91
Dividends (post initial public offering)	n/a	n/a	n/a	$0.64	$1.46
Other data:
Weighted average annual yield on debt investments (2)	15.0%	15.6%	15.0%	15.3%	15.3%
Number of portfolio companies at year end	9	15	17	23	30
Expense ratios (as percentage of average net assets):
Operating expenses	12.4%	7.5%	8.6%	4.7%	7.4%
Interest expense	7.6%	8.0%	10.5%	4.0%	4.1%

(1)	Per share data and average net assets are presented as if the Formation Transaction and IPO had occurred on January 1, 2011.
(2)	Yields are computed using the effective interest rates, including accretion of original issue discount, divided by the weighted average cost of debt investments, but excluding any debt investments on non-accrual status.

	As of December 31,
	2008	2009	2010	2011	2012
	(Unaudited)
	(Dollars in thousands)
Statement of assets and liabilities data:
Total investments at fair value	$75,849	$122,900	$141,341	$204,745	$274,249
Total assets	79,786	129,650	147,377	248,643	333,849
Borrowings	46,450	79,450	93,500	104,000	144,500
Total net assets	32,573	48,481	52,005	140,482	183,091

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data,” Fidus Investment Corporation’s consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K (“Annual Report”). The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Fidus Investment Corporation was formed as a Maryland corporation on February 14, 2011. On June 20, 2011, Fidus Investment Corporation acquired all of the limited partnership interests of Fidus Mezzanine Capital, L.P., or the Fund, and membership interests of Fidus Mezzanine Capital GP, LLC, its general partner, through the Formation Transactions (as defined in Note 1 to the consolidated financial statements), resulting in the Fund becoming our wholly-owned SBIC subsidiary. Immediately following the Formation Transactions, we and the Fund elected to be treated as business development companies, or BDCs, under the 1940 Act and our investment activities have been managed by Fidus Investment Advisors, LLC, our investment advisor, and supervised by our board of directors, a majority of whom are independent of us.

In June 2011, we closed our initial public offering, or IPO, issuing a total of 5,370,500 shares of common stock at a price of $15.00 per share resulting in net proceeds of $73.6 million, after deducting underwriting fees and offering costs totaling $6.9 million. In September 2012, the Company issued 2,472,500 shares in a follow-on public offering, including shares purchased by the underwriters pursuant to their exercise of the over-allotment option, at an offering price of $16.10 per share resulting in net proceeds of $38.0 million after deducting underwriting fees and offering costs totaling $1.9 million. Additionally, in February 2013, the Company issued 1,725,000 shares of common stock in a follow-on public offering, including shares purchased by the underwriters pursuant to their exercise of the over-allotment option, at an offering price of $17.60 per share resulting in net proceeds of approximately $28.8 million after deducting underwriting commissions and offering costs totaling approximately $1.5 million. Our shares are listed on The Nasdaq Global Select Market under the symbol “FDUS.”

The Fund is licensed by the U.S. Small Business Administration, or the SBA, as a Small Business Investment Company, or SBIC, and we plan to continue to operate the Fund as an SBIC, subject to SBA approval, and to utilize the proceeds of the sale of SBA debentures to enhance returns to our stockholders. We have also made, and continue to make, investments directly through Fidus Investment Corporation. We believe that utilizing both entities as investment vehicles provides us with access to a broader array of investment opportunities. Given our access to lower cost capital through the SBA’s SBIC debenture program, we expect that the majority of our investments will continue to be made through the Fund. As of December 31, 2012, we had investments in 30 portfolio companies with an aggregate fair value of $274.2 million and cost of $260.3 million.

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

Portfolio Composition, Investment Activity and Yield

During the year ended December 31, 2012, we invested $85.5 million in nine new and seven existing portfolio companies. The investments consisted primarily of subordinated notes ($49.6 million, or 58.0%), senior secured loans ($26.1 million, or 30.5%), equity securities ($6.3 million, or 7.4%) and warrants ($3.5 million, or 4.1%) . During the year ended December 31, 2012 we received proceeds from sales or repayments of principal of $25.2 million. During the year ended December 31, 2011, we invested $78.0 million in nine new and five existing portfolio companies. The investments consisted primarily of subordinated notes ($64.2 million, or 82.4%), senior secured loans ($4.8 million, or 6.2%), equity securities ($6.6 million, or 8.4%) and warrants ($2.4 million, or 3.0%). During the year ended December 31, 2011 we received proceeds from repayments of principal of $23.3 million.

As of December 31, 2012, our investment portfolio totaled $274.2 million and consisted of 30 portfolio companies. As of December 31, 2012, our debt portfolio was entirely comprised of fixed rate investments. Overall, the portfolio had a net unrealized appreciation of $14.0 million as of December 31, 2012. Our average portfolio company investment at amortized cost was $8.7 million as of December 31, 2012.

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

The weighted average yield on debt investments at their cost basis at both December 31, 2012 and 2011 was 15.3%. Yields are computed using interest rates as of the balance sheet date and include amortization of original issue discount. Yields do not include debt investments that were on non-accrual status, if any, as of the balance sheet date.

The following table shows the portfolio composition by investment type at cost and fair value as a percentage of total investments:

	As of December 31,
	2012	2011
Cost
Senior secured loans	12.4%	7.7%
Subordinated notes	73.9	80.6
Equity	10.8	9.3
Warrants	2.9	2.4

Total	100.0%	100.0%

Fair Value
Senior secured loans	11.9%	7.3%
Subordinated notes	70.6	76.7
Equity	9.7	9.3
Warrants	7.8	6.7

Total	100.0%	100.0%

The following table shows the portfolio composition by geographic region at cost and fair value as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	As of December 31,
	2012	2011
Cost
Midwest	24.1%	34.5%
Southwest	18.8	16.8
Northeast	16.6	14.8
Southeast	21.4	18.8
West	19.1	15.1

Total	100.0%	100.0%

Fair value
Midwest	22.1%	33.4%
Southwest	21.8	20.3
Northeast	15.1	13.6
Southeast	20.7	17.7
West	20.3	15.0

Total	100.0%	100.0%

The following tables show the detailed industry composition of our portfolio at cost and fair value as a percentage of total investments:

	As of December 31,
	2012	2011
Cost
Healthcare services	12.0%	9.7%
Transportation services	8.0	10.3
Aerospace & defense manufacturing	10.6	10.4
Oil & gas services	6.6	2.5
Restaurants	6.2	3.8
Movie theaters	5.0	6.6
Industrial cleaning & coatings	5.2	6.8
Electronic components supplier	6.8	5.0
Utility equipment manufacturing	3.8	5.0
Specialty distribution	3.6	4.9
Retail	3.7	—
Financial Services	3.6	—
Printing services	3.5	4.5
Information technology services	3.2	3.0
Commercial cleaning	3.2	4.2
Furniture rental	3.0	4.0
Specialty cracker manufacturer	3.3	4.3
Retail cleaning	3.1	4.0
Debt collection services	2.1	—
Apparel distribution	2.3	3.0
Laundry services	1.2	2.4
Restoration & mitigation services	—	2.3
Healthcare products	—	3.3

Total	100.0%	100.0%

	As of December 31,
	2012	2011
Fair Value
Healthcare services	12.8%	10.1%
Transportation services	11.2	14.0
Aerospace & defense manufacturing	11.0	10.2
Oil & gas services	6.9	2.5
Restaurants	5.9	3.6
Movie theaters	5.4	7.1
Industrial cleaning & coatings	4.9	6.4
Electronic components supplier	4.6	4.1
Utility equipment manufacturing	3.8	4.8
Specialty distribution	3.6	4.6
Retail	3.5	—
Financial services	3.4	—
Printing services	3.3	4.4
Information technology services	3.0	2.7
Commercial cleaning	3.0	3.8
Furniture rental	3.0	3.7
Specialty cracker manufacturer	2.7	3.6
Retail cleaning	2.6	3.9
Debt collection services	2.0	—
Apparel distribution	2.0	2.8
Laundry services	1.4	2.5
Restoration & mitigation services	—	2.1
Healthcare products	—	3.1

Total	100.0%	100.0%

Portfolio Asset Quality

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
Investment Rating	(dollars in thousands)
1	$25,480	9.3%	$8,715	4.3%
2	225,086	82.1	180,751	88.2
3	23,683	8.6	15,279	7.5
4	—	—	—	—
5	—	—	—	—

Totals	$274,249	100.0%	$204,745	100.0%

Based upon our investment rating system, the weighted average rating of our portfolio as of both December 31, 2012 and 2011 was 2.0. As of December 31, 2012 and 2011, we had no investments on non-accrual status.

Discussion and Analysis of Results of Operations

Comparison of fiscal years ended December 31, 2012 and December 31, 2011

Investment Income

For the year ended December 31, 2012, total investment income was $33.8 million, an increase of $10.5 million, or 44.7%, over the $23.4 million of total investment income for the year ended December 31, 2011. The increase was primarily attributable to a $10.0 million increase in interest and fee income from investments and a $0.4 million increase in dividend income. The increase in interest and fee income is primarily due to higher average levels of outstanding debt investments and higher fee income of $0.3 million in the year ended December 31, 2012 compared to the prior year period. The increase in dividend income is primarily attributable to higher levels of dividend producing investments and higher dividend payments from our portfolio companies in 2012 compared to 2011.

Expenses

For the year ended December 31, 2012, total expenses were $18.2 million, an increase of $6.3 million or 53.5%, over the $11.8 million of total expenses for the year ended December 31, 2011. The increase in total expenses was attributable to an increase in all expense categories. The base management fee (including management fee offset) increased $1.1 million, incentive fees increased by $3.2 million and administrative service expenses increased by $0.4 million primarily due to the new Investment Advisory and Administration agreements in effect for the full year 2012 compared to approximately half the year in 2011. The Investment Advisor voluntarily waived the incentive fee of $0.1 million for the period June 21, 2011 through June 30, 2011. Interest expense increased $0.9 million as a result of higher average balances of SBA debentures outstanding during 2012 compared to 2011. Professional fees increased $0.2 million primarily due to increased legal, accounting and auditing costs associated with being a publicly-traded company for the full year in 2012 compared to approximately half a year in 2011. Other general and administrative expenses increased $0.5 million primarily due to increased director fees, insurance costs and other corporate expenses also related to being a publicly-traded company for the full year in 2012.

Net Investment Income

As a result of the $10.5 million increase in total investment income as compared to the $6.3 million increase in total expenses, net investment income for the year ended December 31, 2012 was $15.7 million, which was an increase of $4.2 million, or 36.0%, compared to net investment income of $11.5 million during the year ended December 31, 2011.

Net Increase in Net Assets Resulting From Operations

For the year ended December 31, 2012, the total realized gain on investments was $2.0 million, which consisted of a realized gain on one non-control/non-affiliate investment. For the year ended December 31, 2011, the total realized loss on investments was $12.3 million, on two non-control/non-affiliate investments.

During the year ended December 31, 2012, we recorded net unrealized appreciation on investments of $1.7 million comprised of net unrealized appreciation of $1.8 million on equity investments and net unrealized depreciation of $0.1 million on debt investments. During the year ended December 31, 2011, we recorded net unrealized appreciation of $16.2 million comprised of net unrealized appreciation of $12.5 million on equity investments and of $3.7 million on debt investments. The $12.5 million unrealized appreciation on equity investments and the $3.7 million unrealized appreciation on debt investments included $7.9 million and $3.3 million of reclassifications to realized loss on investments (resulting in unrealized appreciation), respectively.

As a result of these events, our net increase in net assets resulting from operations during the year ended December 31, 2012 was $19.4 million, or an increase of $4.0 million compared to a net increase in net assets resulting from operations of $15.4 million during the prior year.

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

During the year ended December 31, 2011, we recorded net unrealized appreciation of $16.2 million comprised of net unrealized appreciation of $12.5 million on equity investments and of $3.7 million on debt investments. The $12.5 million unrealized appreciation on equity investments and the $3.7 million unrealized appreciation on debt investments included $7.9 million and $3.3 million of reclassifications to realized loss on investments (resulting in unrealized appreciation), respectively. For the year ended December 31, 2010, we recorded $0.1 million in net unrealized depreciation.

As a result of these events, our net increase in net assets resulting from operations during the year ended December 31, 2011, was $15.4 million, or an increase of $10.4 million compared to a net increase in net assets resulting from operations of $5.0 million during the year ended December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2012, we had $52.0 million in cash and cash equivalents, and our net assets totaled $183.1 million. We believe that our current cash and cash equivalents on hand, our available SBA leverage and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next 12 months. We intend to generate additional cash primarily from future offerings of securities, future borrowings as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders.

Cash Flows

For the year ended December 31, 2012, we experienced a net increase in cash and cash equivalents in the amount of $13.0 million. During that period, we used $49.5 million in cash in operating activities, primarily for the funding of $85.5 million of investments, partially offset by $25.2 million of principal repayments and sales proceeds received and $15.7 million of net investment income. During the same period, we generated $62.5 million from financing activities, consisting primarily of proceeds from a follow-on equity offering of $38.0 million, net of expenses and proceeds from SBA debentures of $40.5 million. These increases were partially offset by cash dividends paid to stockholders of $14.8 million and financing fees paid of $1.2 million.

For the year ended December 31, 2011, we experienced a net increase in cash and cash equivalents in the amount of $37.3 million. During that period, we used $46.0 million in cash in operating activities, primarily for the funding of $78.0 million of investments, partially offset by $23.3 million of principal repayments received and $11.5 million of net investment income. During the same period, we generated $83.3 million from financing activities, consisting primarily of proceeds from the IPO (including the over-allotment) of $73.6 million, net of expenses, capital contributions from partners totaling $7.0 million and proceeds from SBA debentures of $10.5 million. These increases were partially offset by cash dividends paid to stockholders of $6.0 million, capital distributions to the Fund’s partners prior to the Formation Transactions of $1.5 million and financing fees paid of $0.3 million.

For the year ended December 31, 2010, we experienced a net decrease in cash and cash equivalents of $0.9 million. During that period, we used $12.8 million in cash in operating activities, primarily for the funding of $31.7 million of investments, partially offset by $14.3 million of principal payments received and $9.0 million of net investment income. During the same period, we generated $11.9 million from financing activities, consisting of borrowings under SBA debentures of $14.0 million, partially offset by deferred financing costs paid by us of $0.6 million and a capital distribution of $1.5 million.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of debt and additional equity capital. The Fund is a licensed SBIC, and has the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC as of December 31, 2012 was $150.0 million. Debentures guaranteed by the SBA have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of December 31, 2012, the Fund had $144.5 million of outstanding SBA debentures, which had a weighted average interest rate of 4.5%. Based on its $75.0 million of regulatory capital as of December 31, 2012, the Fund has the current capacity to issue up to an additional $5.5 million of SBA debentures. For more information on the SBA debentures the Fund has issued, please see Note 6 to our consolidated financial statements.

On October 15, 2012, the Company submitted an application to the SBA for a second SBIC license, after receiving a “Green Light” letter from the SBA on July 30, 2012 allowing the Company to proceed with such an application for a second SBIC license through which we may issue more SBA debentures to fund additional investments. However, we can make no assurances that the application process will be completed successfully or that the SBA will approve such application. If we are approved by the SBA for a second SBIC license, the maximum amount of outstanding SBA debentures for two or more SBICs under common control cannot exceed $225.0 million. However, as a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200.0%. This requirement limits the amount that we may borrow. We have received exemptive relief from the Securities and Exchange Commission, or the SEC, to allow us to exclude any indebtedness guaranteed by the SBA and issued by the Fund from the 200.0% asset coverage requirements, which, in turn, will enable us to fund more investments with debt capital.

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors, including independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. On June 6, 2012, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 6, 2013 or the date of our 2013 Annual Meeting of Stockholders. Our stockholders specified that the cumulative number of shares sold in each offering during the one-year period ending on the earlier of June 6, 2013 or the date of our 2013 Annual Meeting of Stockholders may not exceed 25.0% of our outstanding common stock immediately prior to each such sale.

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

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S., or GAAP, requires management to make certain estimates and assumptions affecting amounts reported in the financial statements. We have identified investment valuation and revenue recognition as our most critical accounting estimates. We continuously evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.

Valuation of Portfolio Investments

We conduct the valuation of our investments, pursuant to which our net asset value is determined, at all times consistent GAAP and the Investment Company Act of 1940, or the 1940 Act.

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

Interest and dividend income. Interest and dividend income is recorded on the accrual basis to the extent that we expect to collect such amounts. Interest and dividend income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. Dividend income is recorded as dividends when declared or at the point an obligation exists for the portfolio company to make a distribution. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is income or a return of capital.

Payment-in-kind interest. We have investments in our portfolio that contain a payment-in-kind income provision, which represents contractual interest or dividends that are added to the principal balance and are recorded as income. We stop accruing payment-in-kind income when it is determined that payment-in-kind income is no longer collectible. In addition, to maintain RIC tax treatment, substantially all of this income must be paid out to stockholders in the form of distributions, even though we have not yet collected the cash. We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

Warrants. In connection with our debt investments, we will sometimes receive warrants or other equity-related securities, or Warrants. We determine the cost basis of Warrants based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and Warrants received. Any resulting difference between the face amount of the debt and its recorded fair value resulting from the assignment of value to the Warrants are treated as original issue discount, or OID, and accreted into interest income based on the effective interest method over the life of the debt security.

Fee income. All transaction fees received in connection with our investments are recognized as income. Such fees typically include fees for services, including structuring and advisory services, provided to portfolio companies. We recognize income from fees for providing such structuring and advisory services when the services are rendered or the transactions are completed. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as fee income when received. Prior to the Formation Transactions, and in accordance with the prior limited partnership agreement, we historically recorded transaction fees provided in connection with our investments as a direct offset to management fee expense.

We also typically receive upfront origination or closing fees in connection with investments. Such upfront origination and closing fees are capitalized as unearned income offset against investments on our statement of assets and liabilities and amortized as additional income over the life of the investment.

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

Recently Issued Accounting Standards

In May 2011 the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, or IFRSs, which we refer to as ASU 2011-04. ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board, or IASB, (collectively, the “Standards Boards”) on fair value measurement. The collective efforts of the Standards Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Standards Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRSs. The amendments to the FASB Codification in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. We adopted the amendments of ASU 2011-04 as of January 1, 2012. See Note 4 to the consolidated financial statements for the related disclosures. The adoption of ASU 2011-04 did not have a material impact on our consolidated financial statements.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2012, we had one off-balance sheet arrangement with a portfolio company consisting of a $1.0 million unfunded revolver commitment. As of December 31, 2011 we had no off-balance sheet arrangements.

Contractual Obligations

As of December 31, 2012 our future fixed commitments for cash payments are as follows:

	Total	2013	2014 to 2015	2016 to 2017	2018 and Thereafter
	(Dollars in thousands)
SBA debentures	$144,500	$—	$—	$—	$144,500
Interest due on SBA Debentures	46,540	6,463	12,964	12,982	14,131

Total	$191,040	$6,463	$12,964	$12,982	$158,631

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

Under the Administration Agreement, our investment advisor furnishes us with office facilities and equipment, provides us clerical, bookkeeping and record keeping services at such facilities and provides us with other administrative services necessary to conduct our day-to-day operations. See “Business — Management and Other Agreements — Administration Agreement.”

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

In connection with the IPO and our election to be regulated as a BDC, we applied for and received exemptive relief from the SEC on March 27, 2012 to allow us to take certain actions that would otherwise be prohibited by the 1940 Act, as applicable to BDCs. The relief permits Fidus and the Fund to operate effectively as one company, specifically allowing them to: (1) engage in certain transactions with each other; (2) invest in securities in which the other is or proposes to be an investor; (3) file consolidated reports with the Commission; and (4) be subject to modified consolidated asset coverage requirements for senior securities issued by a BDC and its SBIC subsidiary. The fourth exemption described above allows us to exclude any indebtedness guaranteed by the SBA and issued by Fidus Mezzanine Capital, L.P. from the 200.0% asset coverage requirements applicable to us.

In addition, we, the Fund and our investment advisor have each adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act that governs the conduct of our and our investment advisor’s officers, directors and employees. Additionally, our investment advisor has adopted a code of ethics pursuant to rule 240A-1 under the 1940 Act and in accordance with Rule 17j-1(c). We have also adopted a code of business conduct that is applicable to all officers, directors and employees of Fidus and our investment advisor. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Recent Developments

On January 10, 2013, we made a follow-on preferred equity investment of $0.03 million in K2 Industrial Services, Inc. In addition, we made a commitment to fund an additional $2.2 million in subordinated notes and $0.07 million in preferred equity, subject to certain conditions.

On January 29, 2013, we invested $15.0 million of subordinated notes in FocusVision Worldwide, Inc., the leading global provider of live video transmission, analysis and archive solutions for the qualitative market research industry.

On February 8, 2013, we issued 1,725,000 shares of common stock in a follow-on public offering, including shares purchased by the underwriters pursuant to their exercise of the over-allotment option, at an offering price of $17.60 per share resulting in net proceeds of approximately $28.8 million after deducting underwriting commissions and offering costs totaling approximately $1.5 million.

On February 22, 2013, our board of directors declared a quarterly dividend of $0.38 per share payable on March 28, 2013 to stockholders of record as of March 14, 2013.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. As of December 31, 2012, all of our debt investments bore interest at fixed rates and all of our pooled SBA debentures bore interest at fixed rates. We also have $3.0 million in SBA debentures that will pool in March 2013 at a long-term interest rate. Assuming that the consolidated statements of assets and liabilities as of December 31, 2012 and December 31, 2011 were to remain constant, a hypothetical 100 basis point change in interest rates would not have a material effect on our level of interest income from debt investments or interest expense.

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

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Fidus Investment Corporation and Subsidiaries

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Fidus Investment Corporation and subsidiaries (collectively, the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of December 31, 2012 and 2011, by correspondence with the custodian, loan agent or borrower. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidus Investment Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

As explained in Note 4, the consolidated financial statements include investments valued at approximately $274,249,000 (150% of net assets) and approximately $204,745,000 (146% of net assets) as of December 31, 2012 and 2011, respectively, whose fair values have been estimated by management in the absence of readily ascertainable fair values.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fidus Investment Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 7, 2013 expressed an unqualified opinion on the effectiveness of Fidus Investment Corporation’s internal control over financial reporting.

/s/ McGladrey LLP

Chicago, Illinois

March 7, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Fidus Investment Corporation and Subsidiaries

We have audited Fidus Investment Corporation and subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Fidus Investment Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2012 of Fidus Investment Corporation and subsidiaries and our report dated March 7, 2013 expressed an unqualified opinion.

/s/ McGladrey LLP

Chicago, Illinois

March 7, 2013

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(In thousands, except shares and per share data)

	December 31, 2012	December 31, 2011
ASSETS
Investments, at fair value
Control investments (cost: $20,709 and $19,917, respectively)	$30,613	$28,599
Affiliate investments (cost: $64,336 and $49,914, respectively)	62,938	50,058
Non-control/non-affiliate investments (cost: $175,249 and $122,709, respectively)	180,698	126,088

Total investments, at fair value (cost: $260,294 and $192,540, respectively)	274,249	204,745
Cash and cash equivalents	52,042	39,059
Interest receivable	3,307	1,687
Deferred financing costs (net of accumulated amortization of $1,590 and $1,135, respectively)	3,414	2,687
Prepaid expenses and other assets	837	465

Total assets	333,849	248,643

LIABILITIES
SBA debentures	144,500	104,000
Accrued interest payable	2,137	1,719
Due to affiliates	3,646	2,162
Accounts payable and other liabilities	475	280

Total liabilities	150,758	108,161

Net assets	$183,091	$140,482

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 11,953,847 and 9,427,021 shares issued and outstanding at December 31, 2012 and 2011, respectively)	$12	$9
Additional paid-in capital	177,498	138,649
Undistributed net investment income	455	422
Accumulated net realized gain (loss) on investments	1,493	(482)
Accumulated net unrealized appreciation on investments	3,633	1,884

Total net assets	$183,091	$140,482

Net asset value per common share	$15.32	$14.90

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	Years Ended December 31,
	2012	2011	2010
Investment income:
Interest and fee income
Control investments	$2,942	$3,344	$3,098
Affiliate investments	7,695	4,698	2,377
Non-control/non-affiliate investments	22,138	14,717	11,634

Total interest and fee income	32,775	22,759	17,109
Dividend income
Control investments	—	425	442
Affiliate investments	122	14	—
Non-control/non-affiliate investments	822	96	361

Total dividend income	944	535	803
Interest on idle funds and other income	130	93	73

Total investment income	33,849	23,387	17,985

Expenses:
Interest expense	6,422	5,488	4,962
Base management fee	4,237	3,612	4,145
Less: management fee offset	—	(430)	(709)
Incentive fee	4,839	1,609	—
Administrative service expenses	897	449	—
Professional fees	834	655	223
Other general and administrative expenses	929	447	404

Total expenses	18,158	11,830	9,025

Net investment income before income taxes	15,691	11,557	8,960
Income tax expense	4	24	—

Net investment income	15,687	11,533	8,960

Net realized and unrealized gains (losses) on investments:
Realized gain (loss) on non-control/non-affiliate investments	1,975	(12,318)	(3,858)
Net change in unrealized appreciation (depreciation) on investments	1,749	16,171	(78)

Net gain (loss) on investments	3,724	3,853	(3,936)

Net increase in net assets resulting from operations	$19,411	$15,386	$5,024

Per common share data:(1)
Net investment income per share-basic and diluted	$1.54	$1.22	n/a

Net increase in net assets resulting from operations per share-basic and diluted	$1.91	$1.63	n/a

Dividends declared per share	$1.46	$0.64	n/a

Weighted average number of shares outstanding - basic and diluted	10,185,627	9,427,021	n/a

(1)	The weighted average shares outstanding for the year ended December 31, 2011, are based on the assumption that the number of shares issued in the Formation Transactions and Offering (including the over-allotment) in June and July 2011 (9,427,021 shares of common stock) had been issued on January 1, 2011.

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets

(In thousands, except shares and per share data)

	Partners’ Capital	Common Stock		Additional Paid in Capital	Undistributed Net Investment Income	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation on Investments	Total Net Assets
		Number of Shares	Par Value

Balances at December 31, 2009	$48,481	—	$—	$—	$—	$—	$—	$48,481

Capital distributions	(1,500)	—	—	—	—	—	—	(1,500)
Net investment income	8,960	—	—	—	—	—	—	8,960
Realized loss from investments	(3,858)	—	—	—	—	—	—	(3,858)
Net change in unrealized depreciation on investments	(78)	—	—	—	—	—	—	(78)

Balances at December 31, 2010	52,005	—	—	—	—	—	—	52,005
Capital contributions	7,000	—	—	—	—	—	—	7,000
Capital distributions	(1,500)							(1,500)
Net investment income through June 20, 2011	5,077	—	—	—	—	—	—	5,077
Realized loss on investments through June 20, 2011	(7,935)	—	—	—	—	—	—	(7,935)
Net change in unrealized appreciation on investments through June 20, 2011	10,385	—	—	—	—	—	—	10,385
Formation transactions	(65,032)	4,056,521	4	65,028	—	—	—	—
Public offering of common stock, net of expenses	—	5,370,500	5	73,621	—	—	—	73,626
Net increase in net assets resulting from operations June 21 to December 31, 2011	—	—	—	—	6,455	(482)	1,884	7,857
Dividends declared and paid	—	—	—	—	(6,033)	—	—	(6,033)

Balances at December 31, 2011	—	9,427,021	9	138,649	422	(482)	1,884	140,482
Public offering of common stock, net of expenses	—	2,472,500	3	37,949	—	—	—	37,952
Net increase in net assets resulting from operations	—	—	—	—	15,687	1,975	1,749	19,411
Dividends declared and paid	—	54,326	—	900	(15,654)	—	—	(14,754)

Balances at December 31, 2012	$—	11,953,847	$12	$177,498	$455	$1,493	$3,633	$183,091

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31 ,
	2012	2011	2010
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$19,411	$15,386	$5,024
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	(1,749)	(16,171)	78
Realized (gain) loss on investments	(1,975)	12,318	3,858
Interest and dividend income paid-in-kind	(4,735)	(4,484)	(4,398)
Accretion of original issue discount	(1,153)	(711)	(613)
Accretion of loan origination fees	(214)	(19)	—
Amortization of deferred financing costs	456	363	347
Purchases of investments	(85,519)	(77,970)	(31,679)
Proceeds from repayments and sales of investments	25,204	23,250	14,312
Proceeds from loan origination fees	637	383	—
Changes in operating assets and liabilities:	—
Interest receivable	(1,620)	(545)	135
Prepaid expenses and other assets	(372)	(124)	(41)
Accrued interest payable	418	80	355
Due to affiliates	1,484	2,161	(181)
Accounts payable and other liabilities	194	47	(21)

Net cash used in operating activities	(49,533)	(46,036)	(12,824)

Cash Flows from Financing Activities
Proceeds from offering, net of expenses	37,952	73,626	—
Proceeds received from SBA debentures	40,500	10,500	14,050
Payment of deferred financing costs	(1,182)	(256)	(641)
Capital contributions	—	7,000	—
Capital distributions	—	(1,500)	(1,500)
Dividends paid to stockholders	(14,754)	(6,033)	—

Net cash provided by financing activities	62,516	83,337	11,909

Net increase (decrease) in cash and cash equivalents	12,983	37,301	(915)

Cash and cash equivalents:
Beginning of period	39,059	1,758	2,673

End of period	$52,042	$39,059	$1,758

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$5,549	$5,045	$4,259

See Notes to Consolidated Financial Statements.

Fidus Investment Corporation

Consolidated Schedule of Investments

December 31, 2012

(In thousands, except shares and per share data)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Control Investments (5)

Worldwide Express Operations, LLC	Transportation
Subordinated Note	Services	12.0%/2.0%	2/1/2014	$8,909	$8,909	$8,909
Subordinated Note		12.0%/2.0%	2/1/2014	11,654	11,530	11,654
Warrant (213,382 units) (7)					—	8,569
Common Units (51,946 units) (7)					270	1,481

Sub Total					20,709	30,613	17%

Total Control Investments					20,709	30,613	17%

Affiliate Investments (5)

Apex Microtechnology, Inc.
Subordinated Note	Electronic	12.0%/2.0%	2/16/2018	6,200	5,937	5,937
Warrant (2,294 units)	Control Supplier				220	220
Common Units (11,690 units)					1,169	1,169

Sub Total					7,326	7,326	4%

Avrio Technology Group, LLC	Electronic
Subordinated Note	Control Supplier	8.0%/6.0%	10/15/2015	5,589	5,589	4,620
Preferred Units (3,704 units) (7)					3,704	823
Common Units (3,982 units) (7)					1,000	—

Sub Total					10,293	5,443	3%

Malabar International	Aerospace & Defense
Subordinated Note	Manufacturing	12.5%/2.5%	5/21/2017	4,988	4,959	4,988
Preferred Equity (1,494 shares)(6)		6.0%/0.0%			1,988	3,133

Sub Total					6,947	8,121	4%

Medsurant Holdings, LLC	Healthcare
Subordinated Note	Services	14.0%/0.0%	7/12/2016	9,750	8,485	9,750
Preferred Units (79,091 units)(7)					1,112	1,565
Warrant (288,239 units)(7)					3,690	5,784

Sub Total					13,287	17,099	9%

Paramount Building Solutions, LLC	Retail
Subordinated Note	Cleaning	12.0%/4.0%	2/15/2014	6,499	6,499	6,499
Common Units (107,143 units) (7)					1,500	530

Sub Total					7,999	7,029	4%

Trantech Radiator Products, Inc.	Utility Equipment
Subordinated Note	Manufacturer	12.0%/1.8%	5/4/2017	9,187	9,151	9,187
Common Shares (6,875 shares)					688	1,183

Sub Total					9,839	10,370	6%

Westminster Cracker Company, Inc.	Specialty Cracker
Subordinated Note	Manufacturer	14.0%/4.0%	11/17/2014	7,367	7,367	7,316
Preferred Units (83,851 shares)					70	70
Common Units (1,208,197 units)					1,208	164

Sub Total					8,645	7,550	4%

Total Affiliate Investments					64,336	62,938	34%

Fidus Investment Corporation

Consolidated Schedule of Investments

December 31, 2012 (continued)

(In thousands, except shares and per share data)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost		Percent of Net Assets
Non-Control/Non-Affiliate Investments (5)

Acentia, LLC (f/k/a ITSolutions)	IT Services
Common Units (499 units)					$500	268	0%

ACFP Management, Inc.	Restaurants
Subordinated Note		12.0%/2.0%	6/29/2017	7,552	7,522	7,552
Common Units (1,000,000 units)					1,091	1,091

Sub Total					8,613	8,643	5%

Brook & Whittle Limited	Specialty
Subordinated Note	Printing	12.0%/4.8%	8/9/2016	6,626	6,626	6,526
Subordinated Note		12.0%/2.0%	8/9/2016	2,162	2,095	1,965
Warrant (1,051 shares)					285	370
Common Shares (148 shares)					111	51

Sub Total					9,117	8,912	5%

Brook Furniture Rental, Inc.	Furniture
Subordinated Note	Rental	12.0%/1.5%	9/30/2016	$7,746	7,351	7,746
Warrants (2.5%)					485	586

Sub Total					7,836	8,332	5%

Caldwell & Gregory, LLC	Laundry
Subordinated Note	Services	12.5%/1.5%	4/23/2016	1,890	1,890	1,890
Preferred Units (11,628 units) (7)					1,163	1,523
Common Units (4,464 units) (7)					4	376

Sub Total					3,057	3,789	2%

Connect-Air International, Inc.	Specialty
Subordinated Note	Distribution	12.5%/3.0%	12/31/2014	4,031	4,031	4,031
Preferred Interest (6)		0.0%/10.0%	12/31/2014		5,247	5,719

Sub Total					9,278	9,750	5%

Continental Anesthesia Management, LLC	Healthcare
Senior Secured Loan	Services	14.0%/0.0%	11/10/2014	9,950	9,846	9,876
Warrant (263 shares)					276	27

Sub Total					10,122	9,903	5%

Convergent Resources, Inc.	Debt Collection
Subordinated Note	Services	13.0%/3.0%	12/27/2017	5,587	5,536	5,587	3%

EBL, LLC (EbLens)
Subordinated Note	Retail	12.0%/3.0%	2/2/2018	9,045	9,001	9,001
Common Equity (750,000 units)(7)					750	750

Sub Total					9,751	9,751	5%

FutureTech Holding Company	IT Services
Subordinated Note		13.5%/5.5%	2/29/2016	7,875	7,816	7,875	4%

Goodrich Quality Theaters, Inc.	Movie
Subordinated Note	Theaters	12.8%/0.0%	3/31/2015	12,500	12,157	12,500
Warrant (71 shares)					750	2,314

Sub Total					12,907	14,814	8%

IOS Acquisition, Inc.
Subordinated Note	Oil & Gas	12.0%/2.0%	6/26/2018	12,003	11,884	11,884
Common Equity (2,152 shares)	Services				500	500

Sub Total					12,384	12,384	7%

Fidus Investment Corporation

Consolidated Schedule of Investments

December 31, 2012 (continued)

(In thousands, except shares and per share data)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost		Percent of Net Assets
Jacob Ash Holdings, Inc.	Apparel
Subordinated Note	Distribution	13.0%/4.0%	8/11/2016	3,500	$3,487	3,500
Subordinated Note		13.0%/0.0%	8/11/2016	1,750	1,720	1,750
Preferred Equity (500 shares)(6)		0.0%/15.0%	8/11/2016		586	250
Warrant (129,630 shares)					67	—

Sub Total					5,860	5,500	3%

Jan-Pro Holdings, LLC	Commercial
Subordinated Note	Cleaning	12.5%/3.5%	3/18/2017	7,611	7,611	7,611
Preferred Equity (1,054,619 shares)					832	626

Sub Total					8,443	8,237	4%

K2 Industrial Services, Inc.	Industrial Cleaning
Subordinated Note	& Coatings	11.8%/2.0%	5/23/2017	12,273	12,224	12,273
Preferred Equity (1,200 shares)					1,200	1,044

Sub Total					13,424	13,317	7%

Lightning Diversion Systems, Inc.	Aerospace & Defense
Revolving Loan ($1,000 Commitment)	Manufacturing	12.0%/0.0%	6/17/2017	—	(4)	(4)
Senior Secured Loan		12.0%/0.0%	6/17/2017	7,062	7,029	7,062
Common Units (600,000 units)					600	600

Sub Total					7,625	7,658	4%

National Truck Protection Co., Inc.	Financial
Senior Secured Loan	Services	13.5%/2.0%	8/10/2017	9,000	8,938	8,938
Common Units (531 units)					450	450

Sub Total					9,388	9,388	5%

Nobles Manufacturing, Inc.	Aerospace & Defense
Subordinated Note	Manufacturing	13.0%/3.0%	4/6/2016	$6,825	6,825	6,825
Preferred Equity (1,300,000 shares)					1,300	1,943
Common Equity (1,300,000 shares)					—	—

Sub Total					8,125	8,768	5%

S.B. Restaurant Co. (dba Elephant Bar)
Subordinated Note	Restaurants	13.0%/1.0%	1/10/2018	7,537	7,117	7,117
Warrant (652 shares)					416	416

Sub Total					7,533	7,533	4%

Simplex Manufacturing Co.	Aerospace & Defense
Subordinated Note	Manufacturing	13.0%/0.0%	10/31/2013	4,550	4,438	4,550
Warrant (24 shares)					710	1,058

Sub Total					5,148	5,608	3%

Tulsa Inspection Resources, Inc.	Oil & Gas
Subordinated Note	Services	14.0%/0.0%	3/12/2014	4,000	3,953	4,000
Subordinated Note		17.5%/0.0%	3/12/2014	648	648	648
Warrant (6 shares)					193	1,752
Common Equity (1 share)					95	121

Sub Total					4,889	6,521	4%

United Biologics, LLC	Healthcare
Senior Secured Loan	Services	12.0%/2.0%	3/5/2017	6,864	6,331	6,864
Preferred Equity (88,968 units) (7)					1,000	1,000
Warrant (78,148 units)					566	296

Sub Total					7,897	8,160	4%

Total Non-Control/Non-Affiliate Investments					175,249	180,698	99%

Total Investments					$260,294	$274,249	150%

(1)	All debt investments are income producing. Equity investments are non-income producing unless otherwise noted.
(2)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(3)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(4)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any.
(5)	See Note 2 - Significant Accounting Policies, Investment Classification for definitions of Control and Affiliate classifications.
(6)	Income producing. Maturity date, if any, represents mandatory redemption date.
(7)	Investment is held by a wholly-owned subsidiary of the Company.

See Notes to Consolidated Financial Statements.

Fidus Investment Corporation

Consolidated Schedule of Investments

December 31, 2011

(In thousands, except shares and per share data)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Control Investments (5)

Worldwide Express Operations, LLC	Transportation
Subordinated Note	Services	11.0%/3.0%	2/1/2014	$8,683	$8,683	$8,683
Subordinated Note		0.0%/14.0%	2/1/2014	11,201	10,963	11,201
Warrant (213,381 units) (7)					—	7,386
Common Units (51,946 units) (7)					271	1,329

Sub Total					19,917	28,599	20%

Total Control Investments					19,917	28,599	20%

Affiliate Investments (5)

Avrio Technology Group, LLC	Electronic
Subordinated Note	Control Supplier	9.0%/7.5%	10/15/2015	8,561	8,561	8,062
Common Units (1,000 units) (7)					1,000	372

Sub Total					9,561	8,434	6%

Malabar International	Aerospace & Defense
Subordinated Note	Manufacturing	12.5%/2.5%	5/21/2017	4,863	4,828	4,828
Preferred Equity (1,494 shares)(6)					1,985	1,985

Sub Total					6,813	6,813	5%

Medsurant Holdings, LLC	Healthcare
Subordinated Note	Services	14.0%/0.0%	4/12/2016	7,250	5,677	7,250
Preferred Units (40,750 units)(7)					500	500
Warrant (166,970 units)(7)					1,670	1,990

Sub Total					7,847	9,740	7%

Paramount Building Solutions, LLC	Retail
Subordinated Note	Cleaning	12.0%/4.0%	2/15/2014	6,241	6,241	6,241
Common Units (107,143 units) (7)					1,500	1,745

Sub Total					7,741	7,986	6%

Trantech Radiator Products, Inc.	Utility Equipment
Subordinated Note	Manufacturer	12.0%/1.8%	5/4/2017	9,025	8,981	8,981
Common Shares (6,875 shares)					688	688

Sub Total					9,669	9,669	7%

Westminster Cracker Company, Inc.	Specialty Cracker
Subordinated Note	Manufacturer	14.0%/4.0%	11/17/2014	7,075	7,075	6,901
Common Units (1,208,197 units)					1,208	515

Sub Total					8,283	7,416	5%

Total Affiliate Investments					49,914	50,058	36%

Fidus Investment Corporation

Consolidated Schedule of Investments

December 31, 2011 (continued)

(In thousands, except shares and per share data)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments (5)

ACFP Acquisition Company, Inc.	Restaurants
Subordinated Note		12.0%/2.0%	6/29/2017	$7,401	$7,364	$7,364	5%

Brook & Whittle Limited	Specialty
Subordinated Note	Printing	12.0%/4.8%	8/9/2016	6,316	6,316	6,316
Subordinated Note		12.0%/2.0%	8/9/2016	2,119	1,993	2,039
Warrant (1,051 shares)					285	550
Common Shares (148 Shares)					111	78

Sub Total					8,705	8,983	6%

Brook Furniture Rental, Inc.	Furniture
Subordinated Note	Rental	12.0%/1.5%	9/30/2016	7,629	7,131	7,131
Warrants (2.5%)					485	485

Sub Total					7,616	7,616	5%

Caldwell & Gregory, LLC	Laundry
Subordinated Note	Services	12.5%/1.5%	4/23/2016	3,466	3,466	3,466
Preferred Units (11,628 units) (7)					1,162	1,424
Common Units (4,464 units) (7)					4	167

Sub Total					4,632	5,057	4%

Connect-Air International, Inc.	Specialty
Subordinated Note	Distribution	12.5%/3.0%	12/31/2014	4,214	4,214	4,214
Preferred Interest (6)		0.0%/10.0%	12/31/2014		5,132	5,132

Sub Total					9,346	9,346	7%

Goodrich Quality Theaters, Inc.	Movie
Subordinated Note	Theaters	12.8%/0.0%	3/31/2015	12,500	12,007	12,500
Warrant (71 shares)					750	2,080

Sub Total					12,757	14,580	10%

Innovative Product Achievement, LLC	Healthcare
Subordinated Note	Products	13.0%/2.5%	12/21/2016	6,334	6,306	6,306	4%

Interactive Technology Solutions, LLC	Government
Subordinated Note	IT Services	12.0%/3.0%	12/31/2015	5,182	5,182	5,182
Common Units (499 units)					500	371

Sub Total					5,682	5,553	4%

Jacob Ash Holdings, Inc.	Apparel
Subordinated Note	Distribution	13.0%/4.0%	8/11/2016	3,555	3,539	3,539
Subordinated Note		13.0%/0.0%	8/11/2016	1,750	1,712	1,712
Preferred Equity (500 shares)(6)		0.0%/15.0%	8/11/2016		498	498
Warrant (129,630 shares)					67	67

Sub Total					5,816	5,816	4%

Consolidated Schedule of Investments

December 31, 2011 (continued)

(In thousands, except shares and per share data)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Jan-Pro Holdings, LLC	Commercial
Subordinated Note	Cleaning	12.5%/3.5%	3/18/2017	$7,351	$7,351	$7,351
Preferred Equity (1,054,619 shares)					832	420

Sub Total					8,183	7,771	6%

K2 Industrial Services, Inc.	Industrial Cleaning
Subordinated Note	& Coatings	11.8%/2.0%	5/23/2017	12,026	11,967	11,967
Preferred Equity (1,200 shares)					1,200	1,200

Sub Total					13,167	13,167	9%

Nobles Manufacturing, Inc.	Aerospace & Defense
Subordinated Note	Manufacturing	13.0%/3.0%	4/6/2016	6,825	6,825	6,825
Preferred Equity (1,300,000 shares)					1,300	2,428
Common Equity (1,300,000 shares)					—	—

Sub Total					8,125	9,253	7%

Restoration Holdco, LLC	Restoration &
Senior Secured Note	Mitigation Services	13.0%/0.0%	8/11/2016	4,400	4,242	4,242
Warrant (9.5 units)					127	127

Sub Total					4,369	4,369	3%

Simplex Manufacturing Co.	Aerospace & Defense
Subordinated Note	Manufacturing	13.0%/0.0%	10/31/2013	4,550	4,308	4,438
Warrant (24 shares)					710	407

Sub Total					5,018	4,845	3%

TBG Anesthesia Management, LLC	Healthcare
Senior Secured Loan	Services	13.5%/0.0%	11/10/2014	10,750	10,591	10,750
Warrant (263 shares)					276	291

Sub Total					10,867	11,041	8%

Tulsa Inspection Resources, Inc.	Oil & Gas
Subordinated Note	Services	14.0%/0.0%	3/12/2014	4,000	3,913	3,952
Subordinated Note		17.5%/0.0%	3/12/2014	648	649	649
Warrant (6 shares)					194	420

Sub Total					4,756	5,021	4%

Total Non-Control/Non-Affiliate Investments					122,709	126,088	90%

Total Investments					$192,540	$204,745	146%

(1)	All debt investments are income producing. Equity investments are non-income producing unless otherwise noted.
(2)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(3)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(4)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any.
(5)	See Note 2 - Significant Accounting Policies, Investment Classification for definitions of Control and Affiliate classifications.
(6)	Income producing. Maturity date, if any, represents mandatory redemption date.
(7)	Investment is held by a wholly-owned subsidiary of the Company.

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 1. Organization and Nature of Business

Fidus Investment Corporation, a Maryland corporation (“FIC,” and together with its subsidiaries, the “Company”), was formed on February 14, 2011 for the purposes of (i) acquiring 100% of the limited partnership interests of Fidus Mezzanine Capital, L.P. and its consolidated subsidiaries (collectively, the “Fund”) and 100% of the membership interests of the Fund’s general partner, Fidus Mezzanine Capital GP, LLC (“FMCGP”), (ii) raising capital in an initial public offering that was completed in June 2011 (the “IPO”) and (iii) thereafter operating as an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund has also elected to be regulated as a BDC under the 1940 Act. In addition, for federal income tax purposes, the Company elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2011.

The Company provides customized debt and equity financing solutions to lower middle-market companies. The Fund commenced operations on May 1, 2007, and on October 22, 2007, was granted a license to operate as a Small Business Investment Company, also called an SBIC, under the authority of the U.S. Small Business Administration (“SBA”). The SBIC license allows the Fund to obtain leverage by issuing SBA-guaranteed debentures (“SBA debentures”), subject to the issuance of a leverage commitment by the SBA and other customary procedures. As an SBIC, the Fund is subject to a variety of regulations and oversight by the SBA under the Small Business Investment Act of 1958, as amended (the “SBIC Act”), concerning, among other things, the size and nature of the companies in which it may invest and the structure of those investments.

On June 20, 2011, FIC acquired 100% of the limited partnership interests in the Fund and 100% of the equity interests in FMCGP, in exchange for 4,056,521 shares of common stock in FIC (the “Formation Transactions”). The Fund became FIC’s wholly-owned subsidiary, retained its SBIC license, and continues to hold its existing investments and make new investments. The IPO consisted of the sale of 5,370,500 shares of the Company’s common stock at a price of $15.00 per share resulting in net proceeds of $73,626, after deducting underwriting fees and commissions and offering costs totaling $6,932. The offering costs were primarily for legal and other professional services and were recorded as a reduction to additional paid-in capital.

The management agreement between the Fund and Fidus Capital, LLC (the Fund’s former investment advisor) was terminated in conjunction with the Formation Transactions. For all periods subsequent to the consummation of the Formation Transactions and the IPO, the Company pays a quarterly base management fee and an incentive fee to Fidus Investment Advisors, LLC (the “Investment Advisor”) under an investment advisory agreement (the “Investment Advisory Agreement”). The investment professionals of the Investment Advisor are the same as those of Fidus Capital, LLC.

On September 11, 2012, the Company issued 2,472,500 shares in a follow-on public offering, including shares purchased by the underwriters pursuant to their exercise of the over-allotment option, at an offering price of $16.10 per share resulting in net proceeds of $37,952 after deducting underwriting fees and commissions and offering costs totaling $1,855. As of December 31, 2012 and 2011, the Company had 11,953,847 and 9,427,021 shares of common stock outstanding, respectfully.

Note 2. Significant Accounting Policies

Basis of presentation: The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the U.S. of America (“GAAP”), as established by the Financial Accounting Standards Board (“FASB”). These consolidated financial statements reflect the guidance in the Accounting Standards Codification (“ASC”), which is the single source of authoritative GAAP recognized by the FASB. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

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

All transaction fees received in connection with the Company’s investments are recognized as income. Such fees typically include fees for services, including structuring and advisory services, provided to portfolio companies. The Company recognizes income from fees for providing such structuring and advisory services when the services are rendered or the transactions are completed. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as fee income when received. Prior to the Formation Transactions, and in accordance with the prior limited partnership agreement, the Company historically recorded transaction fees provided in connection with the Company’s investments as a direct offset to management fee expense (See Note 5 to the consolidated financial statements). Fee income from structuring and advisory services, amendments and prepayment penalties for the years ended December 31, 2012 and 2011 totaled $1,642 and $1,347, respectively.

The Company also typically receives upfront loan origination or closing fees in connection with investments. Such upfront loan origination and closing fees are capitalized as unearned income offset against investment cost basis on our statement of assets and liabilities and amortized as additional interest income over the life of the investment. Upfront loan origination and closing fees received for the years ended December 31, 2012 and 2011 totaled $637 and $383, respectively.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Partial Loan Sales: The Company follows the guidance in ASC 860, Transfers and Servicing, when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest should remain on the Company’s balance sheet and the proceeds recorded as a secured borrowing until the definition is met. Management has determined that all participations and other partial loan sale transactions entered into by the Company during the year have met the definition of a participating interest. Accordingly, the Company used sale treatment in accounting for such transactions.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions at December 31, 2012 and 2011. The 2009 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities.

Dividends: Dividends and distributions to common stockholders are recorded on the record date. The amount, if any, to be paid as a dividend, is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, will be distributed at least annually, although the Company may decide to retain such capital gains for investment.

The determination of the tax attributes for the Company’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for dividends will generally include both ordinary income and capital gains but may also include qualified dividends or return of capital.

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

Earnings and net asset value per share: The earnings per share and weighted average shares outstanding calculations for the year ended December 31, 2011, are based on the assumption that the number of shares issued in the Formation Transactions and the IPO (including the over-allotment) in June and July 2011 (9,427,021 shares of common stock) had been issued on January 1, 2011.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

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

As of December 31, 2012, the Company had debt and equity investments in 30 portfolio companies with an aggregate fair value of $274,249 and a weighted average effective yield on its debt investments of 15.3%. At December 31, 2012, the Company held equity ownership in 93.3% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 8.4%. As of December 31, 2011, the Company had debt and equity investments in 23 portfolio companies with an aggregate fair value of $204,745 and a weighted average effective yield on its debt investments of 15.3%. At December 31, 2011, the Company held equity ownership in 91.3% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 9.0%. The weighted average yields were computed using the effective interest rates for all debt investments at cost as of December 31, 2012 and 2011, including accretion of original issue discount but excluding any debt investments on non-accrual status.

Purchases of debt and equity investments for the years ended December 31, 2012, 2011 and 2010 totaled $85,519, $77,970 and $31,679, respectively. Repayments and sales of portfolio investments for the years ended December 31, 2012, 2011 and 2010 totaled $25,204, $23,250 and $14,312, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	December 31, 2012		December 31, 2011
Cost:
Senior secured loans	$32,140	12.4%	$14,833	7.7%
Subordinated notes	192,358	73.9	155,252	80.6
Equity	28,138	10.8	17,891	9.3
Warrants	7,658	2.9	4,564	2.4

Total	$260,294	100.0%	$192,540	100.0%

Fair value:
Senior secured loans	$32,736	11.9%	$14,992	7.3%
Subordinated notes	193,691	70.6	157,098	76.7
Equity	26,430	9.7	18,852	9.3
Warrants	21,392	7.8	13,803	6.7

Total	$274,249	100.0%	$204,745	100.0%

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

All investments made by the Company as of December 31, 2012 and 2011 were made in portfolio companies located in the U.S. The following tables show portfolio composition by geographic region at cost and fair value and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	December 31, 2012		December 31, 2011
Cost:
Midwest	$62,707	24.1%	$66,463	34.5%
Southwest	48,820	18.8	32,413	16.8
Northeast	43,261	16.6	28,487	14.8
Southeast	55,689	21.4	36,154	18.8
West	49,817	19.1	29,023	15.1

Total	$260,294	100.0%	$192,540	100.0%

Fair value:
Midwest	$60,576	22.1%	$68,461	33.4%
Southwest	59,650	21.8	41,606	20.3
Northeast	41,369	15.1	27,769	13.6
Southeast	56,885	20.7	36,166	17.7
West	55,769	20.3	30,743	15.0

Total	$274,249	100.0%	$204,745	100.0%

At December 31, 2012 and 2011, the Company had one portfolio company investment that represented more than 10% of the total investment portfolio. Such investment represented 11.2% and 14.0% of the fair value of the portfolio and 8.0% and 10.3% of cost as of December 31, 2012 and 2011, respectfully. As of December 31, 2012 and 2011, there were no investments on non-accrual status.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

•	preliminary valuation conclusions are then documented and discussed with the investment committee of the Company’s Investment Advisor;

•

the Board also engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our investments for which market quotations are not readily available. The Company will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. The Board consulted with the independent valuation firm in arriving at the Company’s determination of fair value on 12 and 10 of its portfolio company investments representing 44.1% and 51.3% of the total portfolio investments at fair value as of December 31, 2012 and 2011, respectfully.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the years ended December 31, 2012 and 2011.

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2012:

	Senior Secured Loans	Subordinated Notes	Equity	Warrants	Total
Balance, December 31, 2010	$16,303	$106,323	$13,623	$5,092	$141,341
Realized loss on investments	(4,383)	—	(6,628)	(1,307)	(12,318)
Net change in unrealized appreciation on investments	3,281	431	4,791	7,668	16,171
Purchase of investments	4,823	64,237	6,560	2,350	77,970
Proceeds from repayments and sales of investments	(917)	(22,333)	—	—	(23,250)
Non-cash conversion of security types	(4,139)	4,139	—	—	—
Interest and dividend income paid-in-kind	—	3,965	519	—	4,484
Loan origination fees received	(49)	(319)	(15)	—	(383)
Accretion of loan origination fees	8	11	—	—	19
Accretion of original issue discount	65	644	2	—	711

Balance, December 31, 2011	14,992	157,098	18,852	13,803	204,745
Realized gain on investments	114	—	—	1,861	1,975
Net change in unrealized appreciation on investments	436	(513)	(2,668)	4,494	1,749
Purchase of investments	26,110	49,563	6,337	3,509	85,519
Payments from repayments and sales of investments	(9,146)	(13,396)	(387)	(2,275)	(25,204)
Non-cash conversion of security types	—	(3,704)	3,704	—	—
Interest and dividend income paid-in-kind	163	3,989	583	—	4,735
Proceeds from loan origination fees	(213)	(424)	—	—	(637)
Accretion of loan origination fees	97	115	2	—	214
Accretion of original issue discount	183	963	7	—	1,153

Balance, December 31, 2012	$32,736	$193,691	$26,430	$21,392	$274,249

The total change in unrealized appreciation included in the consolidated statements of operations attributable to Level 3 investments still held at December 31, 2012 and 2011, was $1,749 and $4,905, respectively.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 debt and equity investments as of December 31, 2012:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2012	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Senior secured loans	$32,736	Market comparable companies	EBITDA multiples	5.0x - 7.5x (6.1x)
		Discounted cash flow	Weighted average cost of capital	12.6% - 16.7% (14.7%)

Subordinated notes	193,691	Market comparable companies	EBITDA multiples	5.0x - 10.4x (6.5x)
		Discounted cash flow	Weighted average cost of capital	13.4% - 23.8% (16.1%)

Equity investments:
Equity	$26,430	Market comparable companies	EBITDA multiples	5.0x - 10.4x (6.5x)

Warrants	21,392	Market comparable companies	EBITDA multiples	5.0x - 8.5x (7.2x)

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. SBA debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of December 31, 2012 and 2011, the fair value of the Company’s SBA debentures using Level 3 inputs is estimated at $144,500 and $104,000, respectively, which is the same as the Company’s carrying value of the debentures.

Note 5. Related Party Transactions

Prior management agreement: Prior to the consummation of the Formation Transactions, the Fund had entered into a management agreement with Fidus Capital, LLC, our Investment Advisor’s predecessor, to manage the day-to-day operational and investment activities of the Fund. The Fund paid Fidus Capital, LLC, each fiscal quarter in advance, 0.5% of the sum of (i) the Fund’s Regulatory Capital (as defined in the SBIC Act), (ii) any Permitted Distribution as defined by the previous partnership agreement, and (iii) an assumed two tiers (two times) of outstanding SBA debenture leverage on the sum of clauses (i) and (ii) up to the maximum amount as determined by the SBA of $150,000. Under the previous agreement, gross management fees for the years ended December 31, 2011 and 2010 were $1,959 and $4,145, respectively, and were partially offset by the management fee offset (transaction fees received in connection with the Fund’s investments) of $430 and $709, respectively.

Current management and incentive fee agreement: Concurrent with the Formation Transactions, the Company entered into the Investment Advisory Agreement with the Investment Advisor. Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Board, the Investment Advisor provides investment advisory services to the Company. For providing these services, the Investment Advisor receives a fee, consisting of two components — a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. Up to and including the first full calendar quarter of the Company’s operations, the base management fee was calculated based on the initial value of the Company’s total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the closing of the Formation Transactions. The base management fee under the Investment Advisory Agreement for the year ended December 31, 2012 and for the period June 21, 2011 through December 31, 2011 totaled $4,237 and $1,653, respectively.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee for the year ended December 31, 2012 and the period July 1, 2011 through December 31, 2011 totaled $4,094 and $1,329, respectively. The Investment Advisor waived the income incentive fee of $83 for the period June 21, 2011 through June 30, 2011.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Formation Transactions, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equal the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee to be paid for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. In addition, the Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation). During the year ended December 31, 2012 and the period June 21, 2011 through December 31, 2011, the Company recognized capital gains incentive fees totaling $745 and $280, respectively.

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

Administration Agreement: Concurrent with the Formation Transactions, the Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides it clerical, bookkeeping and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies to which the Company is required to provide such assistance. Under the Administration Agreement, administrative expenses for services provided for the year ended December 31, 2012 and the period June 21, 2011 through December 31, 2011 totaled $897 and $449, respectively.

Note 6. Debt

Credit facility: The Fund previously had a $5,000 unsecured line of credit with American Bank & Trust. On June 27, 2011, the Fund repaid the line of credit in full and terminated the agreement. Interest accrued monthly at an annual rate of 6%. For the year ended December 31, 2012, 2011 and 2010 interest and fee amortization expense on the unsecured line of credit included in interest expense on the consolidated statement of operations amounted to $0, $40 and $24, respectively.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases. The SBA has made commitments to issue $150,000 in the form of debenture securities to the Company on or before December 31, 2016. Unused commitments as of December 31, 2012 were $5,500. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

As of December 31, 2012 and 2011, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling Date(1)	Maturity Date		Fixed Interest Rate		December 31, 2012	December 31, 2011
3/26/2008	3/1/2018		6.188%		$24,750	$24,750
9/24/2008	9/1/2018		6.442		11,950	11,950
3/25/2009	3/1/2019		5.337		19,750	19,750
9/23/2009	9/1/2019		4.950		10,000	10,000
3/24/2010	3/1/2020		4.825		13,000	13,000
9/22/2010	9/1/2020		3.932		12,500	12,500
3/29/2011	3/1/2021		4.801		1,550	1,550
9/21/2011	9/1/2021		3.594		3,250	3,250
3/21/2012	3/1/2022		3.483		3,250	3,250
3/21/2012	3/1/2022		3.051		19,000	4,000
9/19/2012	9/1/2022		2.530		11,000	—
9/19/2012	9/1/2022		3.049		11,500	—
(2)		(2)		(2)	3,000	—

					$144,500	$104,000

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures drawn during the reporting periods may not be pooled until the subsequent pooling date.
(2)	In December 2012, the Company issued $3,000 in SBA debentures which pool in March 2013, at which time we expect the current short-term interest rate will reset to a higher long-term fixed rate.

Interest on SBA debentures is payable semi-annually on March 1 and September 1. For the years ended December 31, 2012, 2011 and 2010, interest and fee amortization expense on outstanding SBA debentures amounted to $6,422, $5,448 and $4,938, respectively. As of December 31, 2012 and 2011, accrued interest payable totaled $2,137 and $1,719, respectively. The weighted average fixed interest rate for all SBA debentures as of December 31, 2012 and 2011 was 4.5% and 5.1%, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Deferred financing costs as of December 31, 2012 and 2011, are as follows:

	December 31, 2012	December 31, 2011
SBA debenture commitment fees	$1,500	$1,300
SBA debenture leverage fees	3,504	2,522

Subtotal	5,004	3,822
Accumulated amortization	(1,590)	(1,135)

Net deferred financing costs	$3,414	$2,687

Note 7. Commitments and Contingencies

Commitments: As of December 31, 2012, the Company had one outstanding revolving loan commitment to a portfolio company for $1,000 that was unfunded. The commitment is generally subject to the borrowers meeting certain criteria such as compliance with financial and nonfinancial covenants. As of December 31, 2011, the Company had no off-balance sheet arrangements or unfunded commitments.

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

Note 8. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2012, 2011, 2010, 2009 and 2008:

	Year Ended December 31,
	2012	2011 (1)	2010 (1)	2009 (1)	2008 (1)

Per share data:

Net asset value at beginning of period (2)	$14.90	$13.33	N/A	N/A	N/A
Net investment income	1.54	1.22	N/A	N/A	N/A
Net realized gain (loss) on investments	0.19	(1.31)	N/A	N/A	N/A
Net unrealized appreciation on investments	0.18	1.72	N/A	N/A	N/A

Total increase from investment operations	1.91	1.63	N/A	N/A	N/A
Capital contributions from partners	—	0.74	N/A	N/A	N/A
Capital distributions to partners	—	(0.16)	N/A	N/A	N/A
Accretive effect of share issuance above NAV	0.03	—	N/A	N/A	N/A
Dividends to stockholders	(1.46)	(0.64)	N/A	N/A	N/A
Other(3)	(0.06)	—	N/A	N/A	N/A

Net asset value at end of period	$15.32	14.90	N/A	N/A	N/A

Market value at end of period	$16.45	12.97	N/A	N/A	N/A

Shares outstanding at end of period	11,953,847	9,427,021	N/A	N/A	N/A
Weighted average shares outstanding during the period (2)	10,185,627	9,427,021	N/A	N/A	N/A

Ratios to average net assets:
Expenses other than incentive fee	8.4%	7.5%	20.1%	16.3%	21.1%
Incentive fee (4)	3.1%	1.2%	N/A	N/A	N/A

Total expenses	11.5%	8.7%	20.1%	16.3%	21.1%
Net investment income	10.0%	8.5%	18.5%	15.0%	7.4%
Total return (5)	38.1%	(9.3)%	10.1%	(4.1)%	4.5%
Net assets at end of period (6)	$183,091	$140,482	$52,005	$48,481	$32,573
Average debt outstanding (6)	$126,050	$97,050	$89,760	$61,050	$32,060
Average debt per share (2)(6)	$12.38	$10.29	N/A	N/A	N/A
Portfolio turnover ratio (6)	10.7%	14.0%	11.2%	0.0%	3.8%

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

(1)	Per share data and shares outstanding at end of period for the years ended December 31, 2010, 2009 and 2008 are not presented as there were no shares of the Company outstanding during the period. The ratios to average net assets and total return represent the amounts for the limited partners only.
(2)	Net asset value per share as of January 1, 2011, weighted average shares outstanding and average debt per share for the year ended December 31, 2011 are presented as if the IPO (including the over-allotment) and Formation Transactions had occurred on January 1, 2011. See Note 2 for a further description of the basis of presentation of the Company’s consolidated financial statements.
(3)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(4)	The Investment Advisor voluntarily waived $83 of incentive fees for the period June 21, 2011 through June 30, 2011. Incentive fee for the period July 1, 2011 through December 31, 2011 is not annualized.
(5)	The total return for the year ended December 31, 2012 equals the change in the market value of the Company’s common stock per share during the period plus dividends paid per share during the period, divided by the market value per share at the beginning of the period. The total return for the year ended December 31, 2011 equals the change in the market value at the end of the period of the Company’s common stock from the IPO price of $15.00 per share plus dividends paid per share during the period, divided by the IPO price and is not annualized. Total return for the years ended December 31, 2010, 2009 and 2008 equals the net increase (decrease) in net asset resulting from operations during the period divided by average net assets.
(6)	2008 is unaudited.

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declaration and distribution during the year ended December 31, 2012 and 2011.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Fiscal Year Ended December 31, 2011
7/28/2011	9/12/2011	9/26/2011	$0.32	$3,016	—	$—
11/2/2011	12/6/2011	12/20/2011	0.32	3,017	—	—

			$0.64	$6,033	—	—

Fiscal Year Ended December 31, 2012
2/10/2012	3/14/2012	3/28/2012	$0.34	$3,205	—	$—
4/30/2012	6/13/2012	6/27/2012	0.36	3,394	—	—
7/31/2012	9/11/2012	9/25/2012	0.38	4,010	30,563	512
10/29/2012	12/7/2012	12/21/2012	0.38	4,145	23,763	388

			$1.46	$14,754	54,326	$900

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

For the year ended December 31, 2012, $2,091 of the total $15,654 paid to stockholders represented DRIP participation. During this period, the Company satisfied the DRIP participation requirements with the purchase of 83,225 shares of common stock in the open market at an average price of $14.31 per share and the issuance of 54,326 shares at an average value of $16.58 per share at the date of issuance. For the year ended December 31, 2011, $1,316 of the total $6,033 paid to stockholders represented DRIP participation which the Company satisfied with the purchase of 101,584 shares of common stock in the open market at an average price of $12.95 per share.

Note 10. Income Taxes

The Company has elected to be treated for federal income tax purposes as a RIC, whereby the Company generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that the Company distributes to its stockholders as dividends. The Company must generally distribute at least 90% of its investment company taxable income to obtain and maintain its RIC status. As part of maintaining RIC status, undistributed taxable income pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the later of the filing of the federal income tax return for the prior year or the 15th day of the 9th month following the prior tax year. Any such taxable income, however, generally will be subject to a 4% federal excise tax. As of December 31, 2012 and 2011, the Company has accrued estimated excise taxes of $0 and $24, respectively.

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

Listed below is a reconciliation of “Net Increase in Net Assets Resulting from Operations” to taxable income and to total distributions declared to common stockholders for the year ended December 31, 2012 and 2011.

	2012 (estimate) (1)	2011
Net increase in net assets resulting from operations	$19,411	$15,386
Earnings prior to Formation Transactions	—	(7,528)
Net change in unrealized appreciation on investments	(1,749)	(5,785)
Permanent book income and tax income difference	4	24
Temporary book income and tax income differences	102	(78)
Net realized (gains)/losses	(1,975)	4,382

Taxable income	15,793	6,401
Ordinary taxable income earned in current period and carried forward for distribution	(139)	(368)

Total distributions to common stockholders	$15,654	$6,033

(1)	The Company’s taxable income for 2012 is an estimate and will not be finally determined until the Company files its 2012 federal income tax return in 2013. Therefore, the Company’s actual taxable income, and the Company’s actual taxable income that was earned in 2012 and carried forward for distribution in 2013, may be different than this estimate.

For tax purposes, the 2012 and 2011 dividends distributed to stockholders were ordinary income. The Company estimates that it generated undistributed taxable income of approximately $506, or $0.04 per share, during 2012 that will be carried forward toward distributions paid in 2013. Ordinary dividend distributions from a RIC do not qualify for the preferential federal income tax rate on dividend income from certain domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations (the Company received $232 of such qualifying dividends during the 2012 year which the Company intends to distribute in 2013).

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

As of December 31, 2012 and 2011, the tax basis components of distributable earnings/(accumulated losses) were as follows:

December 31, 2012
Undistributed ordinary income	$274
Undistributed qualified income	232
Unrealized appreciation (1)	7,534
Permanent book/tax differences	(28)
Temporary book/tax differences	(24)
Capital loss carry forward	(2,407)

Total	$5,581

(1)	In addition, there is unrealized appreciation of $6,421 included in additional paid in capital that was recognized prior to the Formation Transactions.

Note 11. Selected Quarterly Financial Data (unaudited)

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total investment income	$7,596	$7,629	$8,980	$9,644
Net investment income	3,621	3,351	4,002	4,713
Net increase in net assets from operations	3,519	4,199	6,577	5,116
Net investment income per share	0.38	0.36	0.40	0.40
Net increase in net assets from operations per share	0.37	0.45	0.66	0.43
Net asset value per share at end of period	14.94	15.02	15.27	15.32

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Total investment income	$4,794	$5,319	$5,950	$7,324
Net investment income	2,330	3,160	2,655	3,388
Net increase in net assets from operations	3,343	4,597	3,146	4,300
Net investment income per share (1)	0.25	0.33	0.28	0.36
Net increase in net assets from operations per share (1)	0.35	0.49	0.33	0.46
Net asset value per share at end of period (1)	14.42	14.75	14.77	14.90

(1)	Per share amounts are presented as if the IPO (including the over-allotment) and Formation Transactions had occurred on January 1, 2011. See Note 2 for a further description of the basis of presentation of the Company’s consolidated financial statements.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 12. Consolidated Schedule of Investments In and Advances To Affiliates

Portfolio Company/Type of Investments (1)	Interest, Fees and Dividends Credited to Income (2)	December 31, 2011 Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2012 Fair Value

Control Investments

Worldwide Express Operations, LLC
Subordinated Note	$1,229	$8,683	$226	$—	$8,909
Subordinated Note	1,713	11,201	566	113	11,654
Warrant	—	7,386	1,183	—	8,569
Common Units	—	1,329	152	—	1,481

Sub Total	2,942	28,599	2,127	113	30,613

Total Control Investments	$2,942	$28,599	$2,127	$113	$30,613

Affiliate Investments

Apex Microtechnology, Inc.
Subordinated Note	$411	$—	$6,000	$63	$5,937
Warrant	—	—	220	—	220
Common Units	—	—	1,169	—	1,169

Sub Total	411	—	7,389	63	7,326

Avrio Technology Group, LLC
Subordinated Note	1,453	8,062	732	4,174	4,620
Preferred Units	—	—	3,704	2,881	823
Common Units	—	372	—	372	—

Sub Total	1,453	8,434	4,436	7,427	5,443

Malabar International
Subordinated Note	755	4,828	160	—	4,988
Preferred Equity	123	1,985	1,148	—	3,133

Sub Total	878	6,813	1,308	—	8,121

Medsurant Holdings, LLC
Subordinated Note	1,401	7,250	2,833	333	9,750
Preferred Units	—	500	1,065	—	1,565
Warrant	—	1,990	3,794	—	5,784

Sub Total	1,401	9,740	7,692	333	17,099

Paramount Building Solutions, LLC
Subordinated Note	1,066	6,241	258	—	6,499
Common Units	—	1,745	—	1,215	530

Sub Total	1,066	7,986	258	1,215	7,029

Trantech Radiator Products, Inc.
Subordinated Note	1,278	8,981	206	—	9,187
Common Shares	—	688	495	—	1,183

Sub Total	1,278	9,669	701	—	10,370

Westminster Cracker Company, Inc.
Subordinated Note	1,330	6,901	415	—	7,316
Preferred Units	—	—	70	—	70
Common Units	—	515	—	351	164

Sub Total	1,330	7,416	485	351	7,550

Total Affiliate Investments	$7,817	$50,058	$22,269	$9,389	$62,938

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

(1)	The principal amount, the ownership detail for equity investments if the investment is income producing is shown in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees or dividends included in 2012 income for the portion of the year an investment was included in Control or Affiliate categories, respectively. Investments are classified as Control or Affiliate investments based upon their applicable designation as of December 31, 2012.
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investment, follow on investments, accrued payment-in-kind interest or dividends, and accretion of original issue discounts and origination fees. Gross Additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments, if any. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.

Note 13. Subsequent Events

On January 10, 2013, the Company made a follow-on preferred equity investment of $34 in K2 Industrial Services, Inc. In addition, we have a commitment to fund an additional $2,200 in subordinated notes and $69 in preferred equity, subject to certain conditions.

On January 29, 2013, the Company invested $15,000 of subordinated notes in FocusVision Worldwide, Inc., the leading global provider of live video transmission, analysis and archive solutions for the qualitative market research industry.

On February 8, 2013, the Company issued 1,725,000 shares of common stock in a follow-on public offering, including shares purchased by the underwriters pursuant to their exercise of the over-allotment option, at an offering price of $17.60 per share resulting in net proceeds of approximately $28,846 after deducting underwriting commissions and offering costs totaling approximately $1,514.

On February 22, 2013, the Board declared a quarterly dividend of $0.38 per share payable on March 28, 2013 to stockholders of record as of March 14, 2013.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Attestation Report of the Registered Public Accounting Firm

Our internal control over financial reporting as of December 31, 2012 has been audited by McGladrey LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of Part II of this Annual Report under the heading Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

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

(2) Financial Statement Schedules

None.

(3) Exhibits

Unless otherwise noted, the following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

3.2	Bylaws of the Registrant (Filed as Exhibit (b)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

4.1	Form of Stock Certificate of the Registrant (Filed as Exhibit (d) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

4.2	Agreement to Furnish Certain Instruments (Filed as Exhibit (f)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

10.1	Investment Advisory and Management Agreement between Registrant and Fidus Investment Advisors, LLC (Filed as Exhibit (g) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

10.2	Custody Agreement (Filed as Exhibit (j) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

10.3	Administration Agreement between Registrant and Fidus Investment Advisors, LLC (Filed as Exhibit (k)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

10.4	Trademark License Agreement between Registrant and Fidus Partners, LLC (Filed as Exhibit (k)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

10.5†	Form of Indemnification Agreement by and between Registrant and each of its directors (Filed as Exhibit (k)(3) to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on June 10, 2011 and incorporated herein by reference).

10.6	Dividend Reinvestment Plan (Filed as Exhibit (e) to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-182785) filed with the Securities and Exchange Commission on August 27, 2012 and incorporated herein by reference).

14.1	Code of Business Conduct of the Registrant (Filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00861) filed with the Securities and Exchange Commission on March 8, 2012 and incorporated herein by reference).

21.1	List of Subsidiaries (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

†	Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDUS INVESTMENT CORPORATION A Maryland Corporation

Date: March 7, 2013

/s/ EDWARD H. ROSS
Name:	Edward H. Ross
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD H. ROSS Edward H. Ross	Chairman and Chief Executive Officer (Principal Executive Officer)	March 7, 2013

/s/ CARY L. SCHAEFER Cary L. Schaefer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2013

/s/ THOMAS C. LAUER Thomas C. Lauer	Director	March 7, 2013

/s/ RAYMOND L. ANSTISS, JR. Raymond L. Anstiss	Director	March 7, 2013

/s/ CHARLES D. HYMAN Charles D. Hyman	Director	March 7, 2013

/s/ JOHN A. MAZZARINO John A. Mazzarino	Director	March 7, 2013

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

3.2	Bylaws of the Registrant (Filed as Exhibit (b)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

4.1	Form of Stock Certificate of the Registrant (Filed as Exhibit (d) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

4.2	Agreement to Furnish Certain Instruments (Filed as Exhibit (f)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

10.1	Investment Advisory and Management Agreement between Registrant and Fidus Investment Advisors, LLC (Filed as Exhibit (g) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

10.2	Custody Agreement (Filed as Exhibit (j) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

10.3	Administration Agreement between Registrant and Fidus Investment Advisors, LLC (Filed as Exhibit (k)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

10.4	Trademark License Agreement between Registrant and Fidus Partners, LLC (Filed as Exhibit (k)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

10.5†	Form of Indemnification Agreement by and between Registrant and each of its directors (Filed as Exhibit (k)(3) to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on June 10, 2011 and incorporated herein by reference).

10.6	Dividend Reinvestment Plan (Filed as Exhibit (e) to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-182785) filed with the Securities and Exchange Commission on August 27, 2012 and incorporated herein by reference).

14.1	Code of Business Conduct of the Registrant (Filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00861) filed with the Securities and Exchange Commission on March 8, 2012 and incorporated herein by reference).

21.1	List of Subsidiaries (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).