Form 10-Q
period 2013-03-31
FIDUS INVESTMENT Corp
filed 2013-05-02
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 1, 2012, the Registrant had outstanding 13,699,348 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(In thousands, except shares and per share data)

	March 31, 2013 (unaudited)	December 31, 2012
ASSETS
Investments, at fair value
Control investments (cost: $20,838 and $20,709, respectively)	$31,666	$30,613
Affiliate investments (cost: $71,665 and $64,336, respectively)	69,455	62,938
Non-control/non-affiliate investments (cost: $188,031 and $175,249, respectively)	193,082	180,698

Total investments, at fair value (cost: $280,534 and $260,294, respectively)	294,203	274,249
Cash and cash equivalents	58,954	52,042
Interest receivable	3,354	3,307
Deferred financing costs (net of accumulated amortization of $1,715 and $1,590, respectively)	3,289	3,414
Prepaid expenses and other assets	1,103	837

Total assets	360,903	333,849

LIABILITIES
SBA debentures	144,500	144,500
Accrued interest payable	552	2,137
Due to affiliates	3,567	3,646
Accounts payable and other liabilities	521	475

Total liabilities	149,140	150,758

Net assets	$211,763	$183,091

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 13,699,348 and 11,953,847 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively)	$14	$12
Additional paid-in capital	206,729	177,498
Undistributed net investment income	180	455
Accumulated net realized gain on investments	1,493	1,493
Accumulated net unrealized appreciation on investments	3,347	3,633

Total net assets	$211,763	$183,091

Net asset value per common share	$15.46	$15.32

See Notes to Consolidated Financial Statement (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

(In thousands, except shares and per share data)

	Three Months Ended March 31,
	2013	2012
Investment income:
Interest and fee income
Control investments	$738	$720
Affiliate investments	2,020	1,782
Non-control/non-affiliate investments	6,658	4,916

Total interest and fee income	9,416	7,418
Dividend income
Affiliate investments	30	30
Non-control/non-affiliate investments	329	121

Total dividend income	359	151
Interest on idle funds and other income	38	27

Total investment income	9,813	7,596

Expenses:
Interest expense	1,735	1,443
Base management fee	1,259	939
Incentive fee	1,157	877
Administrative service expenses	245	229
Professional fees	232	257
Other general and administrative expenses	222	216

Total expenses	4,850	3,961

Net investment income before income taxes	4,963	3,635
Income tax expense	40	14

Net investment income	4,923	3,621

Net realized and unrealized gains (losses) on investments:
Net change in unrealized appreciation on investments	(286)	(102)

Net loss on investments	(286)	(102)

Net increase in net assets resulting from operations	$4,637	$3,519

Per common share data:
Net investment income per share-basic and diluted	$0.38	$0.38

Net increase in net assets resulting from operations per share-basic and diluted	$0.36	$0.37

Dividends declared per share	$0.38	$0.34

Weighted average number of shares outstanding - basic and diluted	12,932,030	9,427,021

See Notes to Consolidated Financial Statement (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

(In thousands, except shares and per share data)

					Accumulated	Accumulated
	Common Stock		Additional	Undistributed	Net Realized	Net Unrealized	Total
	Number	Par	Paid in	Net Investment	Gain (Loss) on	Appreciation	Net
	of Shares	Value	Capital	Income	Investments	on Investments	Assets

Balances at December 31, 2011	9,427,021	$9	$138,649	$422	$(482)	$1,884	$140,482

Net increase in net assets resulting from operations	—	—	—	3,621	—	(102)	3,519
Dividends declared and paid	—	—	—	(3,205)	—	—	(3,205)

Balances at March 31, 2012	9,427,021	$9	$138,649	$838	$(482)	$1,782	$140,796

Balances at December 31, 2012	11,953,847	$12	$177,498	$455	$1,493	$3,633	$183,091

Public offering of common stock, net of expenses	1,725,000	2	28,855	—	—	—	28,857
Net increase in net assets resulting from operations		—	—	4,923	—	(286)	4,637
Dividends declared and paid	20,501	—	376	(5,198)	—	—	(4,822)

Balances at March 31, 2013	13,699,348	$14	$206,729	$180	$1,493	$3,347	$211,763

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$4,637	$3,519
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	286	102
Realized (gain) loss on investments	—	—
Interest and dividend income paid-in-kind	(1,209)	(1,128)
Accretion of original issue discount	(304)	(259)
Accretion of loan origination fees	(47)	(22)
Amortization of deferred financing costs	125	102
Purchase of investments	(22,022)	(16,945)
Proceeds from repayments of investments	3,208	5,788
Proceeds from loan origination fees	134	168
Changes in operating assets and liabilities:
Interest receivable	(47)	42
Prepaid expenses and other assets	(266)	82
Accrued interest payable	(1,585)	(1,260)
Due to affiliates	(79)	54
Accounts payable and other liabilities	46	38

Net cash used in operating activities	(17,123)	(9,719)

Cash Flows from Financing Activities
Proceeds from stock offering, net of expenses	28,857	—
Proceeds received from SBA debentures	—	15,000
Payment of deferred financing costs	—	(564)
Dividends paid to stockholders	(4,822)	(3,205)

Net cash provided by financing activities	24,035	11,231

Net increase in cash and cash equivalents	6,912	1,512

Cash and cash equivalents:
Beginning of period	52,042	39,059

End of period	$58,954	$40,571

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$3,195	$2,601

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

March 31, 2013 (unaudited)

(In thousands, except shares and per share data)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Control Investments (5)

Worldwide Express Operations, LLC	Transportation Services
Subordinated Note		12.0%/2.0%	2/1/2014	$8,953	$8,953	$8,953
Subordinated Note		12.0%/2.0%	2/1/2014	11,711	11,615	11,712
Warrant (213,382 units) (7)					—	9,385
Common Units (51,946 units) (7)					270	1,616

Sub Total					20,838	31,666	15%

Total Control Investments					20,838	31,666	15%

Affiliate Investments (5)

Apex Microtechnology, Inc.	Electronic Control Supplier
Subordinated Note		12.0%/2.0%	2/16/2018	6,200	5,949	6,200
Warrant (2,294 units)					220	221
Common Units (11,690 units)					1,169	1,139

Sub Total					7,338	7,560	4%

Avrio Technology Group, LLC	Electronic Control Supplier
Subordinated Note		8.0%/6.0%	10/15/2015	5,671	5,671	4,501
Preferred Units - Series B (3,704 units) (7)					3,704	605
Preferred Units - Series C (476 units) (7)					238	—
Common Units (3,982 units) (7)					1,000	—

Sub Total					10,613	5,106	2%

Malabar International	Aerospace & Defense Manufacturing
Subordinated Note		12.5%/2.5%	5/21/2017	5,019	4,992	5,019
Preferred Equity (1,494 shares) (6)		6.0%/0.0%			1,988	3,144

Sub Total					6,980	8,163	4%

Medsurant Holdings, LLC	Healthcare Services
Subordinated Note		14.0%/0.0%	7/12/2016	9,750	8,574	9,750
Preferred Units (79,091 units) (7)					1,112	1,530
Warrant (288,239 units) (7)					3,690	5,632

Sub Total					13,376	16,912	8%

Paramount Building Solutions, LLC	Retail Cleaning
Subordinated Note		12.0%/4.0%	2/15/2014	6,564	6,564	6,564
Common Units (107,143 units) (7)					1,500	345

Sub Total					8,064	6,909	3%

Pfanstiehl, Inc.	Healthcare Products
Subordinated Note		12.0%/4.0%	9/29/2018	5,903	5,844	5,844
Common Equity (8,500 shares)					850	850

Sub Total					6,694	6,694	3%

Trantech Radiator Products, Inc.	Utility Equipment Manufacturer
Subordinated Note		12.0%/1.8%	5/4/2017	9,227	9,193	9,227
Common Shares (6,875 shares)					688	1,126

Sub Total					9,881	10,353	5%

Westminster Cracker Company, Inc.	Specialty Cracker Manufacturer
Subordinated Note		14.0%/4.0%	11/17/2014	7,441	7,441	7,441
Preferred Units (83,851 shares)					70	70
Common Units (1,208,197 units)					1,208	247

Sub Total					8,719	7,758	4%

Total Affiliate Investments					71,665	69,455	33%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

March 31, 2013 (continued) (unaudited)

(In thousands, except shares and per share data)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments (5)

Acentia, LLC (f/k/a ITSolutions)	IT Services
Common Units (499 units)					$500	$246	0%

ACFP Management, Inc.	Restaurants
Subordinated Note		12.0%/2.0%	6/29/2017	$7,590	7,562	7,590
Common Units (1,000,000 units)					1,091	1,111

Sub Total					8,653	8,701	4%

Brook & Whittle Limited	Specialty Printing
Subordinated Note		12.0%/4.8%	8/9/2016	6,706	6,706	6,381
Subordinated Note		12.0%/2.0%	8/9/2016	2,172	2,120	1,917
Warrant (1,051 shares)					285	324
Common Shares (148 shares)					111	46

Sub Total					9,222	8,668	4%

Brook Furniture Rental, Inc.	Furniture Rental
Subordinated Note		12.0%/1.5%	9/30/2016	7,775	7,406	7,775
Warrants (2.5%)					485	608

Sub Total					7,891	8,383	4%

Caldwell & Gregory, LLC	Laundry Services
Subordinated Note		12.5%/1.5%	4/23/2016	1,897	1,897	1,897
Preferred Units (11,628 units) (7)					1,163	1,543
Common Units (4,464 units) (7)					4	577

Sub Total					3,064	4,017	2%

Connect-Air International, Inc.	Specialty Distribution
Subordinated Note		12.5%/3.0%	12/31/2014	4,031	4,031	4,031
Preferred Interest (6)		0.0%/10.0%	12/31/2014		5,388	6,255

Sub Total					9,419	10,286	5%

Continental Anesthesia Management, LLC	Healthcare Services
Senior Secured Loan		14.0%/0.0%	11/10/2014	9,950	9,860	9,762
Warrant (263 shares)					276	—

Sub Total					10,136	9,762	5%

Convergent Resources, Inc.	Debt Collection Services
Subordinated Note		13.0%/3.0%	12/27/2017	5,628	5,581	5,628	3%

EBL, LLC (EbLens)	Retail
Subordinated Note		12.0%/3.0%	2/2/2018	9,113	9,071	9,071
Common Equity (750,000 units) (7)					750	750

Sub Total					9,821	9,821	5%

FocusVision Worldwide, Inc.	Business Services
Subordinated Note		12.0%/1.0%	1/29/2019	15,025	14,953	14,953	7%

FutureTech Holding Company	IT Services
Subordinated Note		13.5%/5.5%	2/29/2016	7,983	7,929	7,608	4%

Goodrich Quality Theaters, Inc.	Movie Theaters
Subordinated Note		12.8%/0.0%	3/31/2015	12,500	12,194	12,500
Warrant (71 shares)					750	2,245

Sub Total					12,944	14,745	7%

IOS Acquisition, Inc.	Oil & Gas Services
Subordinated Note		12.0%/2.0%	6/26/2018	12,063	11,949	11,949
Common Equity (2,152 shares)					500	500

Sub Total					12,449	12,449	6%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

March 31, 2013 (continued) (unaudited)

(In thousands, except shares and per share data)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Jacob Ash Holdings, Inc.	Apparel Distribution
Subordinated Note		13.0%/4.0%	8/11/2016	$3,500	$3,488	$3,500
Subordinated Note		13.0%/0.0%	8/11/2016	1,250	1,222	1,250
Preferred Equity (500 shares) (6)		0.0%/15.0%	8/11/2016		609	201
Warrant (129,630 shares)					67	—

Sub Total					5,386	4,951	2%

K2 Industrial Services, Inc.	Industrial Cleaning & Coatings
Subordinated Note		11.8%/2.0%	5/23/2017	12,334	12,289	12,334
Preferred Equity - Series A (1,200 shares)					1,200	1,079
Preferred Equity - Series B (34 shares)					34	34

Sub Total					13,523	13,447	6%

Lightning Diversion Systems, Inc.	Aerospace & Defense Manufacturing
Revolving Loan ($1,000 Commitment)		12.0%/0.0%	6/17/2017	—	(4)	(4)
Senior Secured Loan		12.0%/0.0%	6/17/2017	7,063	7,031	7,062
Common Units (600,000 units)					600	662

Sub Total					7,627	7,720	4%

National Truck Protection Co., Inc.	Financial Services
Senior Secured Loan		13.5%/2.0%	8/10/2017	9,000	8,941	9,000
Common Units (531 units)					450	558

Sub Total					9,391	9,558	5%

Nobles Manufacturing, Inc.	Aerospace & Defense Manufacturing
Subordinated Note		12.0%/2.5%	10/6/2018	4,550	4,550	4,550
Preferred Equity (1,300,000 shares)					867	1,437
Common Equity (1,300,000 shares)					—	—

Sub Total					5,417	5,987	3%

Premium Franchise Brands, LLC	Commercial
(f/k/a Jan-Pro Holdings, LLC)	Cleaning
Subordinated Note		12.5%/3.5%	3/18/2017	7,678	7,678	7,678
Preferred Equity (1,054,619 shares)					832	559

Sub Total					8,510	8,237	4%

S.B. Restaurant Co. (dba Elephant Bar)	Restaurants
Subordinated Note		13.0%/1.0%	1/10/2018	7,555	7,156	7,416
Warrant (652 shares)					416	290

Sub Total					7,572	7,706	4%

Simplex Manufacturing Co.	Aerospace & Defense Manufacturing
Subordinated Note		13.0%/0.0%	10/31/2013	4,550	4,471	4,434
Warrant (24 shares)					710	862

Sub Total					5,181	5,296	3%

Tulsa Inspection Resources, Inc.	Oil & Gas Services
Subordinated Note		14.0%/0.0%	3/12/2014	4,000	3,963	4,000
Subordinated Note		17.5%/0.0%	3/12/2014	648	648	648
Warrant (6 shares)					193	1,949
Common Equity (1 share)					95	134

Sub Total					4,899	6,731	3%

United Biologics, LLC	Healthcare Services
Senior Secured Loan		12.0%/2.0%	3/5/2017	6,898	6,397	6,899
Preferred Equity (88,968 units) (7)					1,000	1,000
Warrant (52,750 units)					566	283

Sub Total					7,963	8,182	4%

Total Non-Control/Non-Affiliate Investments					188,031	193,082	91%

Total Investments					$280,534	$294,203	139%

(1)	All debt investments are income producing. Equity investments are non-income producing unless otherwise noted.
(2)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(3)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(4)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any.
(5)	See Note 2 — Significant Accounting Policies, Investment Classification for definitions of Control and Affiliate classifications.
(6)	Income producing. Maturity date, if any, represents mandatory redemption date.
(7)	Investment is held by a wholly-owned subsidiary of the Company.

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2012

(In thousands, except shares and per share data)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Control Investments (5)

Worldwide Express Operations, LLC	Transportation
Subordinated Note	Services	12.0%/2.0%	2/1/2014	$8,909	$8,909	$8,909
Subordinated Note		12.0%/2.0%	2/1/2014	11,654	11,530	11,654
Warrant (213,382 units) (7)					—	8,569
Common Units (51,946 units) (7)					270	1,481

Sub Total					20,709	30,613	17%

Total Control Investments					20,709	30,613	17%

Affiliate Investments (5)

Apex Microtechnology, Inc.	Electronic Control Supplier
Subordinated Note		12.0%/2.0%	2/16/2018	6,200	5,937	5,937
Warrant (2,294 units)					220	220
Common Units (11,690 units)					1,169	1,169

Sub Total					7,326	7,326	4%

Avrio Technology Group, LLC	Electronic Control Supplier
Subordinated Note		8.0%/6.0%	10/15/2015	5,589	5,589	4,620
Preferred Units (3,704 units) (7)					3,704	823
Common Units (3,982 units) (7)					1,000	—

Sub Total					10,293	5,443	3%

Malabar International	Aerospace & Defense Manufacturing
Subordinated Note		12.5%/2.5%	5/21/2017	4,988	4,959	4,988
Preferred Equity (1,494 shares) (6)		6.0%/0.0%			1,988	3,133

Sub Total					6,947	8,121	4%

Medsurant Holdings, LLC	Healthcare Services
Subordinated Note		14.0%/0.0%	7/12/2016	9,750	8,485	9,750
Preferred Units (79,091 units) (7)					1,112	1,565
Warrant (288,239 units)(7)					3,690	5,784

Sub Total					13,287	17,099	9%

Paramount Building Solutions, LLC	Retail Cleaning
Subordinated Note		12.0%/4.0%	2/15/2014	6,499	6,499	6,499
Common Units (107,143 units) (7)					1,500	530

Sub Total					7,999	7,029	4%

Trantech Radiator Products, Inc.	Utility Equipment Manufacturer
Subordinated Note		12.0%/1.8%	5/4/2017	9,187	9,151	9,187
Common Shares (6,875 shares)					688	1,183

Sub Total					9,839	10,370	6%

Westminster Cracker Company, Inc.	Specialty Cracker Manufacturer
Subordinated Note		14.0%/4.0%	11/17/2014	7,367	7,367	7,316
Preferred Units (83,851 shares)					70	70
Common Units (1,208,197 units)					1,208	164

Sub Total					8,645	7,550	4%

Total Affiliate Investments					64,336	62,938	34%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2012 (continued)

(In thousands, except shares and per share data)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments (5)

Acentia, LLC (f/k/a ITSolutions)	IT Services
Common Units (499 units)					$500	$268	0%

ACFP Management, Inc.	Restaurants
Subordinated Note		12.0%/2.0%	6/29/2017	$7,552	7,522	7,552
Common Units (1,000,000 units)					1,091	1,091

Sub Total					8,613	8,643	5%

Brook & Whittle Limited	Specialty Printing
Subordinated Note		12.0%/4.8%	8/9/2016	6,626	6,626	6,526
Subordinated Note		12.0%/2.0%	8/9/2016	2,162	2,095	1,965
Warrant (1,051 shares)					285	370
Common Shares (148 shares)					111	51

Sub Total					9,117	8,912	5%

Brook Furniture Rental, Inc.	Furniture Rental
Subordinated Note		12.0%/1.5%	9/30/2016	7,746	7,351	7,746
Warrants (2.5%)					485	586

Sub Total					7,836	8,332	5%

Caldwell & Gregory, LLC	Laundry Services
Subordinated Note		12.5%/1.5%	4/23/2016	1,890	1,890	1,890
Preferred Units (11,628 units) (7)					1,163	1,523
Common Units (4,464 units) (7)					4	376

Sub Total					3,057	3,789	2%

Connect-Air International, Inc.	Specialty Distribution
Subordinated Note		12.5%/3.0%	12/31/2014	4,031	4,031	4,031
Preferred Interest (6)		0.0%/10.0%	12/31/2014		5,247	5,719

Sub Total					9,278	9,750	5%

Continental Anesthesia Management, LLC	Healthcare Services
Senior Secured Loan		14.0%/0.0%	11/10/2014	9,950	9,846	9,876
Warrant (263 shares)					276	27

Sub Total					10,122	9,903	5%

Convergent Resources, Inc.	Debt Collection Services
Subordinated Note		13.0%/3.0%	12/27/2017	5,587	5,536	5,587	3%

EBL, LLC (EbLens)	Retail
Subordinated Note		12.0%/3.0%	2/2/2018	9,045	9,001	9,001
Common Equity (750,000 units) (7)					750	750

Sub Total					9,751	9,751	5%

FutureTech Holding Company	IT Services
Subordinated Note		13.5%/5.5%	2/29/2016	7,875	7,816	7,875	4%

Goodrich Quality Theaters, Inc.	Movie Theaters
Subordinated Note		12.8%/0.0%	3/31/2015	12,500	12,157	12,500
Warrant (71 shares)					750	2,314

Sub Total					12,907	14,814	8%

IOS Acquisition, Inc.	Oil & Gas Services
Subordinated Note		12.0%/2.0%	6/26/2018	12,003	11,884	11,884
Common Equity (2,152 shares)					500	500

Sub Total					12,384	12,384	7%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2012 (continued)

(In thousands, except shares and per share data)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Jacob Ash Holdings, Inc.	Apparel Distribution
Subordinated Note		13.0%/4.0%	8/11/2016	$3,500	$3,487	$3,500
Subordinated Note		13.0%/0.0%	8/11/2016	1,750	1,720	1,750
Preferred Equity (500 shares) (6)		0.0%/15.0%	8/11/2016		586	250
Warrant (129,630 shares)					67	—

Sub Total					5,860	5,500	3%

Jan-Pro Holdings, LLC	Commercial Cleaning
Subordinated Note		12.5%/3.5%	3/18/2017	7,611	7,611	7,611
Preferred Equity (1,054,619 shares)					832	626

Sub Total					8,443	8,237	4%

K2 Industrial Services, Inc.	Industrial Cleaning & Coatings
Subordinated Note		11.8%/2.0%	5/23/2017	12,273	12,224	12,273
Preferred Equity (1,200 shares)					1,200	1,044

Sub Total					13,424	13,317	7%

Lightning Diversion Systems, Inc.	Aerospace & Defense Manufacturing
Revolving Loan ($1,000 Commitment)		12.0%/0.0%	6/17/2017	—	(4)	(4)
Senior Secured Loan		12.0%/0.0%	6/17/2017	7,062	7,029	7,062
Common Units (600,000 units)					600	600

Sub Total					7,625	7,658	4%

National Truck Protection Co., Inc.	Financial Services
Senior Secured Loan		13.5%/2.0%	8/10/2017	9,000	8,938	8,938
Common Units (531 units)					450	450

Sub Total					9,388	9,388	5%

Nobles Manufacturing, Inc.	Aerospace & Defense Manufacturing
Subordinated Note		13.0%/3.0%	4/6/2016	6,825	6,825	6,825
Preferred Equity (1,300,000 shares)					1,300	1,943
Common Equity (1,300,000 shares)					—	—

Sub Total					8,125	8,768	5%

S.B. Restaurant Co. (dba Elephant Bar)	Restaurants
Subordinated Note		13.0%/1.0%	1/10/2018	7,537	7,117	7,117
Warrant (652 shares)					416	416

Sub Total					7,533	7,533	4%

Simplex Manufacturing Co.	Aerospace & Defense Manufacturing
Subordinated Note		13.0%/0.0%	10/31/2013	4,550	4,438	4,550
Warrant (24 shares)					710	1,058

Sub Total					5,148	5,608	3%

Tulsa Inspection Resources, Inc.	Oil & Gas Services
Subordinated Note		14.0%/0.0%	3/12/2014	4,000	3,953	4,000
Subordinated Note		17.5%/0.0%	3/12/2014	648	648	648
Warrant (6 shares)					193	1,752
Common Equity (1 share)					95	121

Sub Total					4,889	6,521	4%

United Biologics, LLC	Healthcare Services
Senior Secured Loan		12.0%/2.0%	3/5/2017	6,864	6,331	6,864
Preferred Equity (88,968 units) (7)					1,000	1,000
Warrant (78,148 units)					566	296

Sub Total					7,897	8,160	4%

Total Non-Control/Non-Affiliate Investments					175,249	180,698	99%

Total Investments					$260,294	$274,249	150%

(1)	All debt investments are income producing. Equity investments are non-income producing unless otherwise noted.
(2)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(3)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(4)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any.
(5)	See Note 2 — Significant Accounting Policies, Investment Classification for definitions of Control and Affiliate classifications.
(6)	Income producing. Maturity date, if any, represents mandatory redemption date.
(7)	Investment is held by a wholly-owned subsidiary of the Company.

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

On February 8, 2013, the Company issued 1,725,000 shares in a follow-on public offering, including shares purchased by the underwriters pursuant to their exercise of the over-allotment option, at an offering price of $17.60 per share resulting in net proceeds to the Company of $28,857, after deducting underwriting fees and commissions and offering costs totaling $1,504. As of March 31, 2013 and December 31, 2012, the Company had 13,699,348 and 11,953,847 shares of common stock outstanding, respectively.

On March 29, 2013, the Company commenced operations of a new wholly-owned subsidiary, Fidus Mezzanine Capital II, L.P. (“Fund II”). The Company, on behalf of Fund II, has submitted an application for a second SBIC License. However, we can make no assurances that the application process will be completed successfully or that the SBA will approve such application.

Note 2. Significant Accounting Policies

Basis of presentation: The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the U.S. of America (“GAAP”), as established by the Financial Accounting Standards Board (“FASB”). These consolidated financial statements reflect the guidance in the Accounting Standards Codification (“ASC”), which is the single source of authoritative GAAP recognized by the FASB. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. The current period’s results of operation are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2012.

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

Consolidation: The Company will generally not consolidate its investments in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. As a result, the consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, including the Fund, Fund II and Fidus Investment GP, LLC, the Fund’s and Fund II’s general partner. All significant intercompany balances and transactions have been eliminated.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

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

All transaction fees received in connection with the Company’s investments are recognized as income. Such fees typically include fees for services, including structuring and advisory services, provided to portfolio companies. The Company recognizes income from fees for providing such structuring and advisory services when the services are rendered or the transactions are completed. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as fee income when received. Fee income from structuring and advisory services, amendments and prepayment penalties for the three months ended March 31, 2013 and 2012 totaled $406 and $425, respectively.

The Company also typically receives upfront loan origination or closing fees in connection with investments. Such upfront loan origination and closing fees are capitalized as unearned income offset against investment cost basis on our statement of assets and liabilities and amortized as additional interest income over the life of the investment. Upfront loan origination and closing fees received for the three months ended March 31, 2013 and 2012 totaled $134 and $168, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

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

Partial loan sales: The Company follows the guidance in ASC 860, Transfers and Servicing, when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest should remain on the Company’s balance sheet and the proceeds recorded as a secured borrowing until the definition is met.

Income taxes: The Company has elected to be treated as a RIC under Subchapter M of the Code and, among other things, intends to make the required distributions to its stockholders as specified therein which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to stockholders. In order to qualify as a RIC, the Company is required to timely distribute to its stockholders at least 90.0% of “investment company taxable income,” as defined by the Code, each year. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4.0% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to the later of the filing of the final tax return related to the year in which the Company generated such taxable income or the 15th day of the 9th month following the close of such taxable year.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions at March 31, 2013 and December 31, 2012. The 2009 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

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

Recent accounting pronouncements: In November 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210) (“ASU 2011-11”), containing new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company adopted ASU 2011-11 as of January 1, 2013. The adoption of ASU 2011-11 did not have a material impact on the Company’s consolidated financial position or disclosures.

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

As of March 31, 2013, the Company had debt and equity investments in 32 portfolio companies with an aggregate fair value of $294,203 and a weighted average effective yield on its debt investments of 15.2%. At March 31, 2013, the Company held equity ownership in 90.6% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 8.8%. As of December 31, 2012, the Company had debt and equity investments in 30 portfolio companies with an aggregate fair value of $274,249 and a weighted average effective yield on its debt investments of 15.3%. At December 31, 2012, the Company held equity ownership in 93.3% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 8.4%. The weighted average yields were computed using the effective interest rates for all debt investments at cost as of March 31, 2013 and December 31, 2012, including accretion of original issue discount but excluding any debt investments on non-accrual status.

Purchases of debt and equity investments for the three months ended March 31, 2013 and 2012 totaled $22,022 and $16,945, respectively. Repayments, including a dividend classified as return of capital, of portfolio investments for the three months ended March 31, 2013 and 2012 totaled $3,208 and $5,788, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	March 31, 2013		December 31, 2012
Cost:
Senior secured loans	$32,225	11.5%	$32,140	12.4%
Subordinated notes	211,660	75.5	192,358	73.9
Equity	28,991	10.3	28,138	10.8
Warrants	7,658	2.7	7,658	2.9

Total	$280,534	100.0%	$260,294	100.0%

Fair value:
Senior secured loans	$32,719	11.1%	$32,736	11.9%
Subordinated notes	212,321	72.2	193,691	70.6
Equity	27,364	9.3	26,430	9.7
Warrants	21,799	7.4	21,392	7.8

Total	$294,203	100.0%	$274,249	100.0%

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

All investments made by the Company as of March 31, 2013 and December 31, 2012 were made in portfolio companies located in the U.S. The following tables show portfolio composition by geographic region at cost and fair value and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	March 31, 2013		December 31, 2012
Cost:
Midwest	$67,219	23.9%	$62,707	24.1%
Southwest	49,103	17.5	48,820	18.8
Northeast	57,992	20.7	43,261	16.6
Southeast	56,066	20.0	55,689	21.4
West	50,154	17.9	49,817	19.1

Total	$280,534	100.0%	$260,294	100.0%

Fair value:
Midwest	$64,124	21.8%	$60,576	22.1%
Southwest	61,048	20.7	59,650	21.8
Northeast	55,956	19.0	41,369	15.1
Southeast	56,993	19.4	56,885	20.7
West	56,082	19.1	55,769	20.3

Total	$294,203	100.0%	$274,249	100.0%

At March 31, 2013 and December 31, 2012, the Company had one portfolio company investment that represented more than 10% of the total investment portfolio. Such investment represented 10.8% and 11.2% of the fair value of the portfolio and 7.4% and 8.0% of cost as of March 31, 2013 and December 31, 2012, respectfully. As of March 31, 2013 and December 31, 2012, there were no investments on non-accrual status.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

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

•

the Board also engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our investments for which market quotations are not readily available. The Company will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. The Board consulted with the independent valuation firm in arriving at the Company’s determination of fair value on 13 and 12 of its portfolio company investments representing 45.6% and 44.1% of the total portfolio investments at fair value as of March 31, 2013 and December 31, 2012, respectfully.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

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

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the three months ended March 31, 2013 and 2012.

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 and 2012:

	Senior Secured Loans	Subordinated Notes	Equity	Warrants	Total
Balance, December 31, 2011	$14,992	$157,098	$18,852	$13,803	$204,745
Net change in unrealized appreciation on investments	(160)	(47)	(678)	783	(102)
Purchase of investments	9,497	6,500	95	853	16,945
Proceeds from repayments and sales of investments	(550)	(5,238)	—	—	(5,788)
Interest and dividend income paid-in-kind	18	992	118	—	1,128
Loan origination fees received	(104)	(64)	—	—	(168)
Accretion of loan origination fees	3	18	1	—	22
Accretion of original issue discount	31	226	2	—	259

Balance, March 31, 2012	$23,727	$159,485	$18,390	$15,439	$217,041

Balance, December 31, 2012	$32,736	$193,691	$26,430	$21,392	$274,249
Net change in unrealized appreciation on investments	(101)	(672)	80	407	(286)
Purchase of investments	—	20,900	1,122	—	22,022
Payments from repayments and sales of investments	—	(2,775)	(433)	—	(3,208)
Interest and dividend income paid-in-kind	34	1,013	162	—	1,209
Proceeds from loan origination fees	—	(134)	—	—	(134)
Accretion of loan origination fees	9	37	1	—	47
Accretion of original issue discount	41	261	2	—	304

Balance, March 31, 2013	$32,719	$212,321	$27,364	$21,799	$294,203

The total change in unrealized appreciation included in the consolidated statements of operations attributable to Level 3 investments still held at March 31, 2013 and 2012, was $(286) and $(102), respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 debt and equity investments as of March 31, 2013:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at March 31, 2013	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Senior secured loans	$32,719	Market comparable companies	EBITDA multiples	5.0x - 7.5x (6.1x)
		Discounted cash flow	Weighted average cost of capital	12.6% - 16.4% (15.2%)

Subordinated notes	212,321	Market comparable companies	EBITDA multiples	4.5x - 11.6x (6.6x)
		Discounted cash flow	Weighted average cost of capital	13.4% - 26.8% (16.1%)

Equity investments:
Equity	27,364	Market comparable companies	EBITDA multiples	4.5x - 11.6x (6.4x)

Warrants	21,799	Market comparable companies	EBITDA multiples	4.5x - 8.5x (7.2x)

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. SBA debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of both March 31, 2013 and December 31, 2012, the fair value of the Company’s SBA debentures using Level 3 inputs is estimated at $144,500, which is the same as the Company’s carrying value of the debentures.

Note 5. Related Party Transactions

Investment Advisory Agreement: Concurrent with the Formation Transactions, the Company entered into the Investment Advisory Agreement with the Investment Advisor. Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Board, the Investment Advisor provides investment advisory services to the Company. For providing these services, the Investment Advisor receives a fee, consisting of two components — a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. Up to and including the first full calendar quarter of the Company’s operations, the base management fee was calculated based on the initial value of the Company’s total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the closing of the Formation Transactions. The base management fee under the Investment Advisory Agreement for the three months ended March 31, 2013 and 2012 totaled $1,259 and $939, respectively.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee for the three months ended March 31, 2013 and 2012 totaled $1,214 and $897, respectively.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Formation Transactions, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equal the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee to be paid for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. In addition, the Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation). During the three months ended March 31, 2013 and 2012, the Company recognized a reversal of accrued capital gains incentive fee totaling $57 and $20, respectively.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

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

Administration Agreement: Concurrent with the Formation Transactions, the Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides it clerical, bookkeeping and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies to which the Company is required to provide such assistance. Under the Administration Agreement, administrative expenses for services provided for the three months ended March 31, 2013 and 2012 totaled $245 and $229, respectively.

Note 6. Debt

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases. The SBA has made commitments to issue $150,000 in the form of debenture securities to the Company on or before December 31, 2016. Unused commitments as of March 31, 2013 were $5,500. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

As of March 31, 2013 and December 31, 2012, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling Date(1)	Maturity Date	Fixed Interest Rate	March 31, 2013	December 31, 2012
3/26/2008	3/1/2018	6.188%	$24,750	$24,750
9/24/2008	9/1/2018	6.442	11,950	11,950
3/25/2009	3/1/2019	5.337	19,750	19,750
9/23/2009	9/1/2019	4.950	10,000	10,000
3/24/2010	3/1/2020	4.825	13,000	13,000
9/22/2010	9/1/2020	3.932	12,500	12,500
3/29/2011	3/1/2021	4.801	1,550	1,550
9/21/2011	9/1/2021	3.594	3,250	3,250
3/21/2012	3/1/2022	3.483	3,250	3,250
3/21/2012	3/1/2022	3.051	19,000	4,000
9/19/2012	9/1/2022	2.530	11,000	11,000
9/19/2012	9/1/2022	3.049	11,500	11,500
3/27/2013	3/1/2023	3.155	3,000	3,000

			$144,500	$144,500

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures drawn during the reporting periods may not be pooled until the subsequent pooling date.

Interest on SBA debentures is payable semi-annually on March 1 and September 1. For the three months ended March 31, 2013 and 2012, interest and fee amortization expense on outstanding SBA debentures amounted to $1,735 and $1,443, respectively. As of March 31, 2013 and December 31, 2012, accrued interest payable totaled $552 and $2,137, respectively. The weighted average fixed interest rate for all SBA debentures as of March 31, 2013 and December 31, 2012 was 4.6% and 4.5%, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Deferred financing costs as of March 31, 2013 and December 31, 2012, are as follows:

	March 31, 2013	December 31, 2012
SBA debenture commitment fees	$1,500	$1,500
SBA debenture leverage fees	3,504	3,504

Subtotal	5,004	5,004
Accumulated amortization	(1,715)	(1,590)

Net deferred financing costs	$3,289	$3,414

Note 7. Commitments and Contingencies

Commitments: As of March 31, 2013, the Company had two outstanding loan commitments to portfolio companies totaling $3,200 that were unfunded. As of December 31, 2012, the Company had one outstanding revolving loan commitment to a portfolio company for $1,000 that was unfunded. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with financial and nonfinancial covenants.

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

Note 8. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Per share data:
Net asset value at beginning of period	$15.32	$14.90
Net investment income(1)	0.38	0.38
Change in net unrealized appreciation on investments(1)	(0.02)	(0.01)

Total increase from investment operations(1)	0.36	0.37
Accretive effect of share issuance above NAV	0.16	—
Dividends to stockholders	(0.38)	(0.34)
Other(2)	—	0.01

Net asset value at end of period	$15.46	$14.94

Market value at end of period	$19.15	$14.01

Shares outstanding at end of period	13,699,348	9,427,021
Weighted average shares outstanding during the period	12,932,030	9,427,021

Ratios to average net assets (annualized):
Expenses other than incentive fee	7.5%	8.8%
Incentive fee	2.3%	2.5%

Total expenses	9.8%	11.3%
Net investment income	10.0%	10.3%
Total return(3)	18.7%	10.6%
Net assets at end of period	$211,763	$140,796
Average debt outstanding	$144,500	$111,500
Average debt per share(1)	$11.17	$11.83
Portfolio turnover ratio (annualized)	4.5%	11.0%

(1)	Weighted average per share data.
(2)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

(3)	The total return for the three months ended March 31, 2013 and 2012 equals the change in the ending market value of the Company’s common stock plus dividends paid per share during the period, divided by the beginning common stock price and is not annualized.

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declaration and distribution during the three months ended March 31, 2013 and 2012.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Fiscal Three Months Ended March 31, 2012
2/10/2012	3/14/2012	3/28/2012	$0.34	$3,205	—	$—

Fiscal Three Months Ended March 31, 2013
2/22/2013	3/14/2013	3/28/2013	$0.38	$4,822	20,501	$376

For the three months ended March 31, 2013, $376 of the total $5,198 paid to stockholders represented DRIP participation. During this period, the Company satisfied the DRIP participation requirements with the issuance of 20,501 shares at an average value of $18.36 per share at the date of issuance. For the three months ended March 31, 2012, $591 of the total $3,205 paid to stockholders represented DRIP participation which the Company satisfied with the purchase of 43,029 shares of common stock in the open market at an average price of $13.73 per share.

Note 10. Subsequent Events

In April 2013, the Company received $7,482 from Westminster Cracker Company, Inc. in full repayment of its subordinated loan, including accrued interest.

In April 2013, the Company invested $11,100 in subordinated notes and equity of World Wide Packaging, LLC, a leading designer and manufacturer of primary packaging for the cosmetics and skin care industries.

On May 1, 2013, the Board declared a quarterly dividend of $0.38 per share payable on June 26, 2013 to stockholders of record as of June 12, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Fidus Investment Corporation’s consolidated financial statements and related notes appearing in our annual report on Form 10-K for the year ended December 31, 2012, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 7, 2013. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

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

Forward Looking Statements

Some of the statements in this quarterly report on Form 10-Q contain forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our inexperience operating a BDC;

•	our dependence on key personnel of our investment advisor and our executive officers;

•	our ability to maintain or develop referral relationships;

•	our ability to manage our business effectively;

•	our ability to receive a second SBIC license

•	our use of leverage;

•	the availability of additional capital on attractive terms or at all;

•	uncertain valuations of our portfolio investments;

•	competition for investment opportunities;

•	actual and potential conflicts of interest with our investment advisor;

•	potential divergent interests of our investment advisor and our stockholders arising from our management and incentive fee structure;

•	constraint on investment due to access to material nonpublic information;

•	other potential conflicts of interest;

•	SBA regulations affecting our wholly-owned SBIC subsidiary;

•	changes in interest rates;

•	the impact of a protracted decline in the liquidity of credit markets on our business and portfolio investments;

•	fluctuations in our quarterly operating results;

•	our ability to maintain our status as a RIC and as a BDC;

•	the timing, form and amount of any distributions from our portfolio companies;

•	changes in laws or regulations applicable to us;

•	dilution risks related to issuing shares below our current net asset value;

•	possible resignation of our investment advisor;

•	the general economy and its impact on the industries in which we invest;

•	risks associated with investing in lower middle-market companies;

•	the ability of our investment advisor to identify, invest in and monitor companies that meet our investment criteria;

•	our ability to invest in qualifying assets; and

•	our ability to identify and timely close on investment opportunities.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 7, 2013. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the 1933 Act.

Overview

We provide customized debt and equity financing solutions to lower middle-market companies, which we define as U.S. based companies having revenues between $10.0 million and $150.0 million. Our investment objective is to provide attractive risk-adjusted returns by generating both current income from our debt investments and capital appreciation from our equity related investments. Our investment strategy includes partnering with business owners, management teams and financial sponsors by providing customized financing for ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. We seek to maintain a diversified portfolio of investments in order to help mitigate the potential effects of adverse economic events related to particular companies, regions or industries. Fidus Investment Corporation was formed as a Maryland corporation on February 14, 2011. On June 20, 2011, Fidus Investment Corporation acquired all of the limited partnership interests of Fidus Mezzanine Capital, L.P., or the Fund, and membership interests of Fidus Mezzanine Capital GP, LLC, its general partner, through the Formation Transactions (as defined in Note 1 to the consolidated financial statements), resulting in the Fund becoming our wholly-owned SBIC subsidiary. Immediately following the Formation Transactions, we and the Fund elected to be treated as business development companies, or BDCs, under the Investment Company Act of 1940, as amended, or the 1940 Act and our investment activities have been managed by Fidus Investment Advisors, LLC, our investment advisor, and supervised by our board of directors, a majority of whom are independent of us.

In June 2011, we closed our initial public offering, or IPO, issuing a total of 5,370,500 shares of common stock at a price of $15.00 per share resulting in net proceeds of $73.6 million, after deducting underwriting fees and offering costs totaling $6.9 million. In September 2012, the Company issued 2,472,500 shares in a follow-on public offering, including shares purchased by the underwriters pursuant to their exercise of the over-allotment option, at an offering price of $16.10 per share resulting in net proceeds of $38.0 million after deducting underwriting fees and offering costs totaling $1.9 million. Additionally, in February 2013, the Company issued 1,725,000 shares of common stock in a follow-on public offering, including shares purchased by the underwriters pursuant to their exercise of the over-allotment option, at an offering price of $17.60 per share resulting in net proceeds of approximately $28.9 million after deducting underwriting commissions and offering costs totaling approximately $1.5 million. Our shares are listed on The Nasdaq Global Select Market under the symbol “FDUS.”

The Fund is licensed by the U.S. Small Business Administration, or the SBA, as a Small Business Investment Company, or SBIC, and we plan to continue to operate the Fund as an SBIC, subject to SBA approval, and to utilize the proceeds of the sale of SBA debentures to enhance returns to our stockholders. We have also made, and continue to make, investments directly through Fidus Investment Corporation. We believe that utilizing both entities as investment vehicles provides us with access to a broader array of investment opportunities. Given our access to lower cost capital through the SBA’s SBIC debenture program, we expect that the majority of our investments will continue to be made through the Fund. On March 29, 2013, the Company commenced operations of a new wholly-owned subsidiary, Fidus Mezzanine Capital II, L.P., or Fund II. The Company, on behalf of Fund II, has submitted an application for a second SBIC license. However, we can make no assurances that the application process will be completed successfully or that the SBA will approve such application. As of March 31, 2013, we had investments in 32 portfolio companies with an aggregate fair value of $294.2 million and cost of $280.5 million.

Revenues: We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on equity investments. Our debt investments, whether in the form of mezzanine, senior secured or unitranche loans, typically have a term of three to seven years and bear interest at a fixed rate but may bear interest at a floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity may reflect the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or paid-in-kind interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, or structuring fees and fees for providing managerial assistance. Loan origination fees, original issue discount and market discount or premium, if any, are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Interest and dividend income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest and dividend income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. Dividend income is recorded as dividends are declared or at the point an obligation exists for the portfolio company to make a distribution. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is income or a return of capital.

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

Portfolio Composition, Investment Activity and Yield

During the three months ended March 31, 2013, we invested $22.0 million in two new and two existing portfolio companies. The new investments consisted of subordinated notes ($20.9 million, or 94.9%) and equity securities ($1.1 million, or 5.1%). During the three months ended March 31, 2013 we received proceeds from repayments of principal, including a dividend classified as return of capital, of $3.2 million. During the three months ended March 31, 2012, we invested $16.9 million in two new and two existing portfolio companies. The new investments consisted of subordinated notes ($6.5 million, or 38.4%), senior secured loans ($9.5 million, or 56.0%), warrants ($0.9 million, or 5.0%) and equity securities ($0.1 million, or 0.6%). During the three months ended March 31, 2012 we received proceeds from repayments of principal of $5.8 million.

As of March 31, 2013, our investment portfolio totaled $294.2 million and consisted of 32 portfolio companies. As of March 31, 2013, our debt portfolio was comprised entirely of fixed rate investments. Overall, the portfolio had a net unrealized appreciation of $13.7 million as of March 31, 2013. Our average portfolio company investment at amortized cost was $8.8 million as of March 31, 2013.

As of December 31, 2012, our investment portfolio totaled $274.2 million and consisted of 30 portfolio companies. As of December 31, 2012, our debt portfolio was comprised entirely of fixed rate investments. Overall, the portfolio had a net unrealized appreciation of $14.0 million as of December 31, 2012. Our average portfolio company investment at amortized cost was $8.7 million as of December 31, 2012.

The weighted average yield on debt investments at their cost basis at March 31, 2013 and December 31, 2012 was 15.2% and 15.3%, respectively. Yields are computed using interest rates as of the balance sheet date and include amortization of original issue discount. Yields do not include any debt investments that were on non-accrual status as of the balance sheet date.

The following table shows the portfolio composition by investment type at cost and fair value as a percentage of total investments:

	As of March 31, 2013	As of December 31, 2012
Cost
Senior secured loans	11.5%	12.4%
Subordinated notes	75.5	73.9
Equity	10.3	10.8
Warrants	2.7	2.9

Total	100.0%	100.0%

Fair Value
Senior secured loans	11.1%	11.9%
Subordinated notes	72.2	70.6
Equity	9.3	9.7
Warrants	7.4	7.8

Total	100.0%	100.0%

The following table shows the portfolio composition by geographic region at cost and fair value as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	As of March 31, 2013	As of December 31, 2012
Cost
Midwest	23.9%	24.1%
Southwest	17.5	18.8
Northeast	20.7	16.6
Southeast	20.0	21.4
West	17.9	19.1

Total	100.0%	100.0%

Fair Value
Midwest	21.8%	22.1%
Southwest	20.7	21.8
Northeast	19.0	15.1
Southeast	19.4	20.7
West	19.1	20.3

Total	100.0%	100.0%

The following tables show the detailed industry composition of our portfolio at cost and fair value as a percentage of total investments:

	As of March 31, 2013	As of December 31, 2012
Cost
Healthcare services	11.3%	12.0%
Transportation services	7.4	8.0
Aerospace & defense manufacturing	9.0	10.6
Oil & gas services	6.2	6.6
Restaurants	5.8	6.2
Business Services	5.3	—
Movie theaters	4.6	5.0
Industrial cleaning & coatings	4.8	5.2
Electronic components supplier	6.4	6.8
Utility equipment manufacturing	3.5	3.8
Specialty distribution	3.4	3.6
Retail	3.5	3.7
Financial Services	3.3	3.6
Printing services	3.3	3.5
Commercial cleaning	3.0	3.2
Furniture rental	2.8	3.0
Information technology services	3.0	3.2
Specialty cracker manufacturer	3.1	3.3
Healthcare products	2.4	—
Retail cleaning	2.9	3.1
Debt collection services	2.0	2.1
Apparel distribution	1.9	2.3
Laundry services	1.1	1.2

Total	100.0%	100.0%

	As of March 31, 2013	As of December 31, 2012
Fair Value
Healthcare services	11.9%	12.8%
Transportation services	10.8	11.2
Aerospace & defense manufacturing	9.3	11.0
Oil & gas services	6.5	6.9
Restaurants	5.6	5.9
Business services	5.1	—
Movie theaters	5.0	5.4
Industrial cleaning & coatings	4.6	4.9
Electronic components supplier	4.3	4.6
Utility equipment manufacturing	3.5	3.8
Specialty distribution	3.5	3.6
Retail	3.3	3.5
Financial Services	3.2	3.4
Printing services	2.9	3.3
Commercial cleaning	2.8	3.0
Furniture rental	2.8	3.0
Information technology services	2.7	3.0
Specialty cracker manufacturer	2.6	2.7
Healthcare products	2.3	—
Retail cleaning	2.3	2.6
Debt collection services	1.9	2.0
Apparel distribution	1.7	2.0
Laundry services	1.4	1.4

Total	100.0%	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
Investment Rating	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
	(Dollars in thousands)
1	$26,685	9.1%	$25,480	9.3%
2	236,510	80.4	225,086	82.1
3	31,008	10.5	23,683	8.6
4	—	—	—	—
5	—	—	—	—

Totals	$294,203	100.0%	$274,249	100.0%

Based upon our investment rating system, the weighted average rating of our portfolio as of both March 31, 2013 and December 31, 2012 was 2.0. As of March 31, 2013 and December 31, 2012, we had no investments on non-accrual status.

Discussion and Analysis of Results of Operations

Comparison of three months ended March 31, 2013 and March 31, 2012

Investment Income

For the three months ended March 31, 2013, total investment income was $9.8 million, an increase of $2.2 million, or 29.2%, over the $7.6 million of total investment income for the three months ended March 31, 2012. The increase was primarily attributable to a $2.0 million increase in interest and fee income from investments due to higher average levels of outstanding debt investments in the three months ended March 31, 2013 compared to the prior year period, as well as a $0.2 million increase in dividend income from a portfolio equity investment in March 2013.

Expenses

For the three months ended March 31, 2013, total expenses were $4.9 million, an increase of $0.9 million or 22.4%, over the $4.0 million of total expenses for the three months ended March 31, 2012. The increase in total expenses was primarily attributable to an increase in interest expense, base management fees and incentive fees. Interest expense increased $0.3 million primarily as a result of higher average balances of SBA debentures outstanding during the three months ended March 31, 2013 than the comparable period in 2012. Base management fee increased $0.3 million due to a higher average total assets less cash and cash equivalents for the three months ended March 31, 2013 than the comparable period in 2012. Incentive fees increased $0.3 million due primarily to higher net investment income during the three months ended March 31, 2013 than the comparable period in 2012.

Net Investment Income

As a result of the $2.2 million increase in total investment income as compared to the $0.9 million increase in total expenses, net investment income increased $1.3 million, or 36.0% for the three months ended March 31, 2013 to $4.9 million compared to net investment income of $3.6 million during the three months ended March 31, 2012.

Net Increase in Net Assets Resulting From Operations

During the three months ended March 31, 2013, we recorded net unrealized depreciation of $0.3 million comprised of $0.8 million of net unrealized depreciation on debt investments, partially offset by $0.5 million of net unrealized appreciation on equity investments. During the three months ended March 31, 2012, we recorded net unrealized depreciation of $0.1 million comprised of $0.2 million of net unrealized depreciation on debt investments, partially offset by $0.1 million of net unrealized appreciation on equity investments.

As a result of these events, our net increase in net assets resulting from operations during the three months ended March 31, 2013, was $4.6 million, or an increase of $1.1 million compared to a net increase in net assets resulting from operations of $3.5 million during the three months ended March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2013, we had $59.0 million in cash and cash equivalents, and our net assets totaled $211.8 million. We believe that our current cash and cash equivalents on hand, our available SBA leverage and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next 12 months. We intend to generate additional cash primarily from future offerings of securities, future borrowings as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders.

Cash Flows

For the three months ended March 31, 2013, we experienced a net increase in cash and cash equivalents in the amount of $6.9 million. During that period, we used $17.1 million in cash in operating activities, primarily for the funding of $22.0 million of investments and $3.2 million of interest payments, which was partially offset by $3.2 million of principal repayments received and $4.9 million of net investment income. During the same period, we generated $24.0 million from financing activities, consisting primarily of proceeds from a follow-on equity offering of $28.9 million, net of expenses. This increase was partially offset by cash dividends paid to stockholders in the amount of $4.8 million.

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

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of debt and additional equity capital. The Fund is a licensed SBIC, and has the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the SBA issued by a single SBIC as of March 31, 2013 was $150.0 million. Debentures guaranteed by the SBA have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of March 31, 2013, the Fund had $144.5 million of outstanding SBA debentures, which had a weighted average interest rate of 4.6%. Based on its $75.0 million of regulatory capital as of March 31, 2013, the Fund has the current capacity to issue up to an additional $5.5 million of SBA debentures. For more information on the SBA debentures the Fund has issued, please see Note 6 to our consolidated financial statements.

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

Distributions

In order to maintain our RIC status and to avoid corporate level tax on the income we distribute to our stockholders, we are required under the Code to distribute at least 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, to avoid a 4.0% nondeductible U.S. federal excise tax, we must distribute at least 98.0% of our net ordinary income and 98.2% of our capital gain net income on an annual basis as well as any net ordinary income and net capital gains for preceding years that were not distributed during such years and on which we previously paid no U.S. federal income tax. We intend to continue distributing regular quarterly dividends to our stockholders, as determined by our Board. Our most recent quarterly dividend payment to stockholders was for the three months ended March 31, 2013 and totaled $5.2 million or $0.38 per share.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of our distributions from time to time. In the future, pursuant to SBA guidelines, the Fund may be limited by provisions of the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to enable us to make the minimum distributions to our stockholders and qualify as a RIC. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not make sufficient distributions to our stockholders on an annual basis, we will suffer adverse tax consequences, including the possible loss of our RIC status. We cannot assure stockholders that they will receive any distributions or that we will be able to maintain our RIC status.

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

Valuation of Portfolio Investments

We conduct the valuation of our investments, pursuant to which our net asset value is determined, at all times consistent with GAAP and the 1940 Act.

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

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Investments and related investment income. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment without regard to unrealized gains and losses previously recognized. Changes in the fair value of investments from the prior period, as determined by our board of directors through the application of our valuation policy, are included as changes in unrealized appreciation or depreciation of investments in the consolidated statement of operations.

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

Payment-in-kind interest. We have investments in our portfolio that contain a payment-in-kind income provision, which represents contractual interest or dividends that are added to the principal balance and are recorded as income. We stop accruing payment-in-kind income when it is determined that payment-in-kind income is no longer collectible. In addition, to maintain RIC tax treatment, substantially all of this income must be paid out to stockholders in the form of distributions, even though we have not yet collected the cash. We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

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

Recently Issued Accounting Standards

In November 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210) (“ASU 2011-11”), containing new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company adopted ASU 2011-11 as of January 1, 2013. The adoption of ASU 2011-11 did not have a material impact on the Company’s consolidated financial position or disclosures.

Off-Balance Sheet Arrangements

We may be party to financial instruments with off balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2013, the Company had outstanding loan commitments to two portfolio companies totaling $3.2 million that were unfunded. As of December 31, 2012, the Company had one outstanding revolving loan commitment to a portfolio company for $1.0 million that was unfunded. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with financial and nonfinancial covenants.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•

In connection with the Formation Transactions, we entered into the Investment Advisory Agreement with Fidus Investment Advisors, LLC, as our Investment Advisor to manage our day-to-day operating and investing activities. We pay our Investment Advisor a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. See Note 5 to our consolidated financial statements.

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

Recent Developments

In April 2013, we received $7.5 million from Westminster Cracker Company, Inc. in full repayment of its subordinated loan, including accrued interest.

In April 2013, we invested $11.1 million in subordinated notes and equity of World Wide Packaging, LLC, a leading designer and manufacturer of primary packaging for the cosmetics and skin care industries.

On May 1, 2013, the Board declared a quarterly dividend of $0.38 per share payable on June 26, 2013 to stockholders of record as of June  12, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. As of March 31, 2013, all of our debt investments bore interest at fixed rates and all of our pooled SBA debentures bore interest at fixed rates. Assuming that the consolidated statements of assets and liabilities as of March 31, 2013 and December 31, 2012 were to remain constant, a hypothetical 100 basis point change in interest rates would not have a material effect on our level of interest income from debt investments or interest expense.

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

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “1934 Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There were no changes in our internal control over financial reporting during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Form 10-K for the year ended December 31, 2012 and filed with the SEC on March 7, 2013, which are incorporated herein by reference. These Risk Factors could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

FIDUS INVESTMENT CORPORATION

Date: May 2, 2013	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2013	/s/ CARY L. SCHAEFER
Cary L. Schaefer
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit

3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

3.2	Bylaws of the Registrant (Filed as Exhibit (b)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

4.1	Form of Stock Certificate of the Registrant (Filed as Exhibit (d) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

4.2	Agreement to Furnish Certain Instruments (Filed as Exhibit (f)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.