Form 10-Q
period 2013-06-30
FIDUS INVESTMENT Corp
filed 2013-08-01
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, the Registrant had outstanding 13,716,763 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(In thousands, except shares and per share data)

	June 30, 2013 (unaudited)	December 31, 2012
ASSETS
Investments, at fair value
Control investments (cost: $11,981 and $20,709, respectively)	$32,721	$30,613
Affiliate investments (cost: $75,913 and $64,336, respectively)	72,586	62,938
Non-control/non-affiliate investments (cost: $199,048 and $175,249, respectively)	204,507	180,698

Total investments, at fair value (cost: $286,942 and $260,294, respectively)	309,814	274,249
Cash and cash equivalents	56,302	52,042
Interest receivable	3,844	3,307
Deferred financing costs (net of accumulated amortization of $1,840 and $1,590, respectively)	3,164	3,414
Prepaid expenses and other assets	859	837

Total assets	373,983	333,849

LIABILITIES
SBA debentures	144,500	144,500
Accrued interest payable	2,192	2,137
Due to affiliates	6,053	3,646
Accounts payable and other liabilities	947	475

Total liabilities	153,692	150,758

Net assets	$220,291	$183,091

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 13,716,763 and 11,953,847 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively)	$14	$12
Additional paid-in capital	207,042	177,498
Undistributed net investment income	(1,861)	455
Accumulated net realized gain on investments	1,729	1,493
Accumulated net unrealized appreciation on investments	13,367	3,633

Total net assets	$220,291	$183,091

Net asset value per common share	$16.06	$15.32

See Notes to Consolidated Financial Statement (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

(In thousands, except shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Investment income:
Interest and fee income
Control investments	$960	$730	$1,698	1,450
Affiliate investments	2,424	1,780	4,444	3,562
Non-control/non-affiliate investments	6,671	4,903	13,329	9,819

Total interest and fee income	10,055	7,413	19,471	14,831
Dividend income
Control investments	124	—	124	—
Affiliate investments	31	30	61	60
Non-control/non-affiliate investments	195	152	524	273

Total dividend income	350	182	709	333
Interest on idle funds and other income	71	34	109	61

Total investment income	10,476	7,629	20,289	15,225

Expenses:
Interest expense	1,765	1,569	3,500	3,012
Base management fee	1,352	1,006	2,611	1,945
Incentive fee	3,352	1,046	4,509	1,923
Administrative service expenses	256	224	501	453
Professional fees	201	156	433	413
Other general and administrative expenses	374	285	596	501

Total expenses	7,300	4,286	12,150	8,247

Net investment income before income taxes	3,176	3,343	8,139	6,978
Income tax expense	12	(8)	52	6

Net investment income	3,164	3,351	8,087	6,972

Net realized and unrealized gains on investments:
Realized gain on non-control/non-affiliate investments	1,053	—	1,053	—
Net change in unrealized appreciation on investments	9,203	848	8,917	746

Net gain on investments	10,256	848	9,970	746

Net increase in net assets resulting from operations	$13,420	$4,199	$18,057	$7,718

Per common share data:
Net investment income per share-basic and diluted	$0.23	$0.36	$0.61	$0.74

Net increase in net assets resulting from operations per share-basic and diluted	$0.98	$0.45	$1.36	$0.82

Dividends declared per share	$0.38	$0.36	$0.76	$0.70

Weighted average number of shares outstanding — basic and diluted	13,700,113	9,427,021	13,318,194	9,427,021

See Notes to Consolidated Financial Statement (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

(In thousands, except shares and per share data)

	Common Stock		Additional Paid in Capital	Undistributed Net Investment Income	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized Appreciation on Investments	Total Net Assets
	Number of Shares	Par Value

Balances at December 31, 2011	9,427,021	$9	$138,649	$422	$(482)	$1,884	$140,482
Net increase in net assets resulting from operations	—	—	—	6,972	—	746	7,718
Dividends declared and paid	—	—	—	(6,599)	—	—	(6,599)

Balances at June 30, 2012	9,427,021	$9	$138,649	$795	$(482)	$2,630	$141,601

Balances at December 31, 2012	11,953,847	$12	$177,498	$455	$1,493	$3,633	$183,091
Public offering of common stock, net of expenses	1,725,000	2	28,855	—	—	—	28,857
Net increase in net assets resulting from operations	—	—	—	8,087	236	9,734	18,057
Dividends declared and paid	37,916	—	689	(10,403)	—	—	(9,714)

Balances at June 30, 2013	13,716,763	$14	$207,042	$(1,861)	$1,729	$13,367	$220,291

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$18,057	$7,718
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation on investments	(8,917)	(746)
Realized gain on investments	(1,053)	—
Interest and dividend income paid-in-kind	(2,683)	(2,270)
Accretion of original issue discount	(687)	(548)
Accretion of loan origination fees	(105)	(50)
Amortization of deferred financing costs	250	211
Purchase of investments	(59,263)	(33,369)
Proceeds from sale and repayment of investments	36,726	7,398
Proceeds from loan origination fees	417	276
Changes in operating assets and liabilities:
Interest receivable	(537)	(370)
Prepaid expenses and other assets	(22)	(203)
Accrued interest payable	55	200
Due to affiliates	2,408	279
Accounts payable and other liabilities	471	12

Net cash used in operating activities	(14,883)	(21,462)

Cash Flows from Financing Activities
Proceeds from stock offering, net of expenses	28,857	—
Proceeds received from SBA debentures	—	17,250
Payment of deferred financing costs	—	(618)
Dividends paid to stockholders	(9,714)	(6,599)

Net cash provided by financing activities	19,143	10,033

Net increase (decrease) in cash and cash equivalents	4,260	(11,429)

Cash and cash equivalents:
Beginning of period	52,042	39,059

End of period	$56,302	$27,630

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$3,195	$2,601

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

June 30, 2013 (unaudited)

(In thousands, except shares and per share data)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Control Investments (5)

Worldwide Express Operations, LLC	Transportation
Subordinated Note	Services	12.0%/2.0%	12/20/2017	$11,770	$11,711	$11,711
Warrant (213,382 units) (7)					—	18,035
Common Units (51,946 units) (7)					270	2,975

Sub Total					11,981	32,721	15%

Total Control Investments					11,981	32,721	15%

Affiliate Investments (5)

Apex Microtechnology, Inc.
Subordinated Note	Electronic	12.0%/2.0%	2/16/2018	6,200	5,962	6,200
Warrant (2,294 units)	Control Supplier				220	304
Common Units (11,690 units)					1,169	1,530

Sub Total					7,351	8,034	4%

Avrio Technology Group, LLC
Subordinated Note	Electronic	0.0%/14.0%	10/15/2015	5,869	5,869	3,857
Preferred Units — Series B (3,704 units) (7)	Control Supplier				3,704	208
Preferred Units — Series C (476 units) (7)					238	—
Common Units (3,982 units) (7)					1,000	—

Sub Total					10,811	4,065	2%

Malabar International	Aerospace & Defense
Subordinated Note	Manufacturing	12.5%/2.5%	5/21/2017	5,051	5,025	5,051
Preferred Equity (1,494 shares)(6)		6.0%/0.0%			1,989	3,413

Sub Total					7,014	8,464	4%

Medsurant Holdings, LLC	Healthcare
Subordinated Note	Services	14.0%/0.0%	7/12/2016	9,750	8,662	9,750
Preferred Units (79,091 units)(7)					1,112	1,455
Warrant (288,239 units)(7)					3,690	5,329

Sub Total					13,464	16,534	8%

Paramount Building Solutions, LLC	Retail
Subordinated Note	Cleaning	12.0%/6.0%	2/15/2014	6,732	6,732	6,695
Common Units (107,143 units) (7)					1,500	171

Sub Total					8,232	6,866	3%

Pfanstiehl, Inc.	Healthcare
Subordinated Note	Products	12.0%/4.0%	9/29/2018	5,961	5,905	5,905
Common Equity (8,500 shares)					850	850

Sub Total					6,755	6,755	3%

Trantech Radiator Products, Inc.	Utility Equipment
Subordinated Note	Manufacturer	12.0%/1.8%	5/4/2017	9,268	9,236	9,268
Common Shares (6,875 shares)					688	951

Sub Total					9,924	10,219	5%

Westminster Cracker Company, Inc.	Specialty Cracker
Preferred Units (83,851 shares)	Manufacturer				70	72
Common Units (1,208,197 units)					1,208	493

Sub Total					1,278	565	0%

WorldWide Packaging, LLC	Consumer
Subordinated Note	Products	12.0%/1.75%	10/26/2018	9,831	9,784	9,784
Common Equity (1,300,000 units)					1,300	1,300

Sub Total					11,084	11,084	5%

Total Affiliate Investments					75,913	72,586	33%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

June 30, 2013 (unaudited)

(In thousands, except shares and per share data)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments (5)

Acentia, LLC (f/k/a ITSolutions)	IT Services
Common Units (499 units)					$500	$239	0%

ACFP Management, Inc.	Restaurants
Subordinated Note		12.0%/2.0%	6/29/2017	$7,629	7,602	7,629
Common Units (1,000,000 units)					1,091	1,064

Sub Total					8,693	8,693	4%

Brook & Whittle Limited	Specialty
Subordinated Note	Printing	12.0%/4.8%	8/9/2016	6,787	6,787	6,787
Subordinated Note		12.0%/2.0%	8/9/2016	2,183	2,146	2,037
Warrant (1,051 shares)					285	363
Common Shares (148 shares)					110	51

Sub Total					9,328	9,238	4%

Brook Furniture Rental, Inc.	Furniture
Subordinated Note	Rental	12.0%/1.5%	9/30/2016	7,805	7,461	7,805
Warrants (2.5%)					485	596

Sub Total					7,946	8,401	4%

Caldwell & Gregory, LLC	Laundry
Subordinated Note	Services	11.5%/1.0%	11/30/2018	1,501	1,472	1,472
Subordinated Note		0.0%/12.0%	5/31/2019	3,030	2,732	2,732
Common Equity (500,000 units)(7)					500	500
Warrant (242,121 units)(7)					242	242

Sub Total					4,946	4,946	2%

Connect-Air International, Inc.	Specialty
Subordinated Note	Distribution	12.5%/3.0%	12/31/2014	4,031	4,031	4,031
Preferred Interest (6)		0.0%/10.0%	12/31/2014		5,532	6,651

Sub Total					9,563	10,682	5%

Continental Anesthesia Management, LLC	Healthcare
Senior Secured Loan	Services	14.0%/0.0%	11/10/2014	9,825	9,749	9,657
Warrant (263 shares)					276	—

Sub Total					10,025	9,657	4%

Convergent Resources, Inc.	Debt Collection
Subordinated Note	Services	13.0%/3.0%	12/27/2017	5,671	5,626	5,671	3%

EBL, LLC (EbLens)
Subordinated Note	Retail	12.0%/3.0%	2/2/2018	9,181	9,143	9,182
Common Equity (750,000 units)(7)					750	755

Sub Total					9,893	9,937	5%

FCA, LLC	Industrial
Subordinated Note	Products	12.5%/1.5%	6/18/2018	1,501	1,493	1,493
Preferred Equity (4,500,000 units)(7)		11.5%/5.0%	6/18/2018		4,486	4,486

Sub Total					5,979	5,979	3%

FocusVision Worldwide, Inc.	Business
Subordinated Note	Services	12.0%/1.0%	1/29/2019	15,063	14,993	14,993	7%

FutureTech Holding Company	IT Services
Revolving Loan ($1,100 Commitment)		12.0%/0.0%	6/30/2014	1,040	1,030	1,030
Subordinated Note		13.5%/5.5%	2/28/2015	8,094	8,044	6,997

					9,074	8,027	4%

Goodrich Quality Theaters, Inc.	Movie
Subordinated Note	Theaters	12.8%/0.0%	3/31/2015	12,500	12,232	12,500
Warrant (71 shares)					750	3,100

Sub Total					12,982	15,600	7%

IOS Acquisition, Inc.
Subordinated Note	Oil & Gas	12.0%/2.0%	6/26/2018	12,125	12,016	12,125
Common Equity (2,152 shares)	Services				500	500

Sub Total					12,516	12,625	6%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

June 30, 2013 (continued) (unaudited)

(In thousands, except shares and per share data)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Jacob Ash Holdings, Inc.	Apparel
Subordinated Note	Distribution	13.0%/5.0%	8/11/2016	$3,500	$3,489	$3,500
Subordinated Note		13.0%/1.0%	8/11/2016	1,147	1,129	1,147
Preferred Equity (500 shares)(6)		0.0%/15.0%	8/11/2016		632	155
Warrant (129,630 shares)					67	—

Sub Total					5,317	4,802	2%

K2 Industrial Services, Inc.
Subordinated Note	Industrial Cleaning	11.8%/2.0%	5/23/2017	14,600	14,514	14,600
Preferred Equity — Series A (1,200 shares)	& Coatings				1,200	772
Preferred Equity — Series B (69 shares)					69	69

Sub Total					15,783	15,441	7%

Lightning Diversion Systems, Inc.	Aerospace & Defense
Revolving Loan ($1,000 Commitment)	Manufacturing	12.0%/0.0%	6/17/2017	—	(4)	(4)
Senior Secured Loan		12.0%/0.0%	6/17/2017	6,313	6,283	6,313
Common Units (600,000 units)					600	864

Sub Total					6,879	7,173	3%

National Truck Protection Co., Inc.	Financial
Senior Secured Loan	Services	13.5%/2.0%	8/10/2017	8,953	8,897	8,953
Common Units (531 units)					450	554

Sub Total					9,347	9,507	4%

Nobles Manufacturing, Inc.	Aerospace & Defense
Subordinated Note	Manufacturing	12.0%/2.5%	10/6/2018	4,550	4,550	4,550
Preferred Equity (1,300,000 shares)					867	1,510
Common Equity (1,300,000 shares)					—	—

Sub Total					5,417	6,060	3%

Premium Franchise Brands, LLC
(f/k/a Jan-Pro Holdings, LLC)	Commercial
Subordinated Note	Cleaning	12.5%/3.5%	3/18/2017	7,745	7,745	7,745
Preferred Equity (1,054,619 shares)					832	574

Sub Total					8,577	8,319	4%

S.B. Restaurant Co. (dba Elephant Bar)
Subordinated Note	Restaurants	13.0%/1.0%	1/10/2018	7,574	7,196	7,407
Warrant (652 shares)					417	272

Sub Total					7,613	7,679	3%

Simplex Manufacturing Co.	Aerospace & Defense
Subordinated Note	Manufacturing	14.0%/0.0%	10/31/2013	4,550	4,505	4,550
Warrant (24 shares)					710	926

Sub Total					5,215	5,476	2%

Tulsa Inspection Resources, Inc.	Oil & Gas
Subordinated Note	Services	14.0%/0.0%	3/12/2014	4,000	3,972	4,000
Subordinated Note		17.5%/0.0%	3/12/2014	648	648	648
Warrant (6 shares)					193	2,414
Common Equity (1 share)					95	166

Sub Total					4,908	7,228	3%

United Biologics, LLC	Healthcare
Senior Secured Loan	Services	12.0%/2.0%	3/5/2017	6,764	6,293	6,761
Preferred Equity (88,968 units) (7)					1,069	1,069
Warrant (57,469 units)					566	304

Sub Total					7,928	8,134	4%

Total Non-Control/Non-Affiliate Investments					199,048	204,507	93%

Total Investments					$286,942	$309,814	141%

(1)	All debt investments are income producing. Equity investments are non-income producing unless otherwise noted.
(2)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(3)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(4)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any.
(5)	See Note 2—Significant Accounting Policies, Investment Classification for definitions of Control and Affiliate classifications.
(6)	Income producing. Maturity date, if any, represents mandatory redemption date.
(7)	Investment is held by a wholly-owned subsidiary of the Company.

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

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2012 (continued)

(In thousands, except shares and per share data)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments (5)

Acentia, LLC (f/k/a ITSolutions)	IT Services
Common Units (499 units)					$500	$268	0%

ACFP Management, Inc.	Restaurants
Subordinated Note		12.0%/2.0%	6/29/2017	$7,552	7,522	7,552
Common Units (1,000,000 units)					1,091	1,091

Sub Total					8,613	8,643	5%

Brook & Whittle Limited	Specialty
Subordinated Note	Printing	12.0%/4.8%	8/9/2016	6,626	6,626	6,526
Subordinated Note		12.0%/2.0%	8/9/2016	2,162	2,095	1,965
Warrant (1,051 shares)					285	370
Common Shares (148 shares)					111	51

Sub Total					9,117	8,912	5%

Brook Furniture Rental, Inc.	Furniture
Subordinated Note	Rental	12.0%/1.5%	9/30/2016	7,746	7,351	7,746
Warrants (2.5%)					485	586

Sub Total					7,836	8,332	5%

Caldwell & Gregory, LLC	Laundry
Subordinated Note	Services	12.5%/1.5%	4/23/2016	1,890	1,890	1,890
Preferred Units (11,628 units) (7)					1,163	1,523
Common Units (4,464 units) (7)					4	376

Sub Total					3,057	3,789	2%

Connect-Air International, Inc.	Specialty
Subordinated Note	Distribution	12.5%/3.0%	12/31/2014	4,031	4,031	4,031
Preferred Interest (6)		0.0%/10.0%	12/31/2014		5,247	5,719

Sub Total					9,278	9,750	5%

Continental Anesthesia Management, LLC	Healthcare
Senior Secured Loan	Services	14.0%/0.0%	11/10/2014	9,950	9,846	9,876
Warrant (263 shares)					276	27

Sub Total					10,122	9,903	5%

Convergent Resources, Inc.	Debt Collection
Subordinated Note	Services	13.0%/3.0%	12/27/2017	5,587	5,536	5,587	3%

EBL, LLC (EbLens)
Subordinated Note	Retail	12.0%/3.0%	2/2/2018	9,045	9,001	9,001
Common Equity (750,000 units)(7)					750	750

Sub Total					9,751	9,751	5%

FutureTech Holding Company	IT Services
Subordinated Note		13.5%/5.5%	2/29/2016	7,875	7,816	7,875	4%

Goodrich Quality Theaters, Inc.	Movie
Subordinated Note	Theaters	12.8%/0.0%	3/31/2015	12,500	12,157	12,500
Warrant (71 shares)					750	2,314

Sub Total					12,907	14,814	8%

IOS Acquisition, Inc.
Subordinated Note	Oil & Gas	12.0%/2.0%	6/26/2018	12,003	11,884	11,884
Common Equity (2,152 shares)	Services				500	500

Sub Total					12,384	12,384	7%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2012 (continued)

(In thousands, except shares and per share data)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Jacob Ash Holdings, Inc.	Apparel
Subordinated Note	Distribution	13.0%/4.0%	8/11/2016	$3,500	$3,487	$3,500
Subordinated Note		13.0%/0.0%	8/11/2016	1,750	1,720	1,750
Preferred Equity (500 shares)(6)		0.0%/15.0%	8/11/2016		586	250
Warrant (129,630 shares)					67	—

Sub Total					5,860	5,500	3%

Jan-Pro Holdings, LLC	Commercial
Subordinated Note	Cleaning	12.5%/3.5%	3/18/2017	7,611	7,611	7,611
Preferred Equity (1,054,619 shares)					832	626

Sub Total					8,443	8,237	4%

K2 Industrial Services, Inc.	Industrial Cleaning
Subordinated Note	& Coatings	11.8%/2.0%	5/23/2017	12,273	12,224	12,273
Preferred Equity (1,200 shares)					1,200	1,044

Sub Total					13,424	13,317	7%

Lightning Diversion Systems, Inc.	Aerospace & Defense
Revolving Loan ($1,000 Commitment)	Manufacturing	12.0%/0.0%	6/17/2017	—	(4)	(4)
Senior Secured Loan		12.0%/0.0%	6/17/2017	7,062	7,029	7,062
Common Units (600,000 units)					600	600

Sub Total					7,625	7,658	4%

National Truck Protection Co., Inc.	Financial
Senior Secured Loan	Services	13.5%/2.0%	8/10/2017	9,000	8,938	8,938
Common Units (531 units)					450	450

Sub Total					9,388	9,388	5%

Nobles Manufacturing, Inc.	Aerospace & Defense
Subordinated Note	Manufacturing	13.0%/3.0%	4/6/2016	6,825	6,825	6,825
Preferred Equity (1,300,000 shares)					1,300	1,943
Common Equity (1,300,000 shares)					—	—

Sub Total					8,125	8,768	5%

S.B. Restaurant Co. (dba Elephant Bar)
Subordinated Note	Restaurants	13.0%/1.0%	1/10/2018	7,537	7,117	7,117
Warrant (652 shares)					416	416

Sub Total					7,533	7,533	4%

Simplex Manufacturing Co.	Aerospace & Defense
Subordinated Note	Manufacturing	13.0%/0.0%	10/31/2013	4,550	4,438	4,550
Warrant (24 shares)					710	1,058

Sub Total					5,148	5,608	3%

Tulsa Inspection Resources, Inc.	Oil & Gas
Subordinated Note	Services	14.0%/0.0%	3/12/2014	4,000	3,953	4,000
Subordinated Note		17.5%/0.0%	3/12/2014	648	648	648
Warrant (6 shares)					193	1,752
Common Equity (1 share)					95	121

Sub Total					4,889	6,521	4%

United Biologics, LLC	Healthcare
Senior Secured Loan	Services	12.0%/2.0%	3/5/2017	6,864	6,331	6,864
Preferred Equity (88,968 units) (7)					1,000	1,000
Warrant (78,148 units)					566	296

Sub Total					7,897	8,160	4%

Total Non-Control/Non-Affiliate Investments					175,249	180,698	99%

Total Investments					$260,294	$274,249	150%

(1)	All debt investments are income producing. Equity investments are non-income producing unless otherwise noted.
(2)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(3)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(4)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any.
(5)	See Note 2—Significant Accounting Policies, Investment Classification for definitions of Control and Affiliate classifications.
(6)	Income producing. Maturity date, if any, represents mandatory redemption date.
(7)	Investment is held by a wholly-owned subsidiary of the Company.

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Note 1. Organization and Nature of Business

Fidus Investment Corporation, a Maryland corporation (“FIC,” and together with its subsidiaries, the “Company”), was formed on February 14, 2011 for the purposes of (i) acquiring 100% of the limited partnership interests of Fidus Mezzanine Capital, L.P. and its consolidated subsidiaries (collectively, “Fund 1”) and 100% of the membership interests of Fund 1’s general partner, Fidus Mezzanine Capital GP, LLC (“FMCGP”), (ii) raising capital in an initial public offering that was completed in June 2011 (the “IPO”) and (iii) thereafter operating as an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Fund 1 has also elected to be regulated as a BDC under the 1940 Act. In addition, for federal income tax purposes, the Company elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2011.

The Company provides customized debt and equity financing solutions to lower middle-market companies. Fund 1 commenced operations on May 1, 2007, and on October 22, 2007, was granted a license to operate as a Small Business Investment Company, also called an SBIC, under the authority of the U.S. Small Business Administration (“SBA”). On March 29, 2013, the Company commenced operations of a new wholly-owned investment fund, Fidus Mezzanine Capital II, L.P. (“Fund 2”) and on May 28, 2013, was granted a second license to operate Fund 2 as an SBIC. Collectively, Fund 1 and Fund 2 are referred to as the “Funds”. The SBIC licenses allow the Funds to obtain leverage by issuing SBA-guaranteed debentures (“SBA debentures”), subject to the issuance of a leverage commitment by the SBA and other customary procedures. As an SBIC, the Funds are subject to a variety of regulations and oversight by the SBA under the Small Business Investment Act of 1958, as amended (the “SBIC Act”), concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments.

On June 20, 2011, FIC acquired 100% of the limited partnership interests in Fund 1 and 100% of the equity interests in FMCGP, in exchange for 4,056,521 shares of common stock in FIC (the “Formation Transactions”). Fund 1 became FIC’s wholly-owned subsidiary, retained its SBIC license, and continues to hold its existing investments and make new investments. The IPO consisted of the sale of 5,370,500 shares of the Company’s common stock at a price of $15.00 per share resulting in net proceeds of $73,626, after deducting underwriting fees and commissions and offering costs totaling $6,932.

On February 8, 2013, the Company issued 1,725,000 shares in a follow-on public offering, including shares purchased by the underwriters pursuant to their exercise of the over-allotment option, at an offering price of $17.60 per share resulting in net proceeds to the Company of $28,857, after deducting underwriting fees and commissions and offering costs totaling $1,504. As of June 30, 2013 and December 31, 2012, the Company had 13,716,763 and 11,953,847 shares of common stock outstanding, respectively.

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

Consolidation: The Company will generally not consolidate its investments in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. As a result, the consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, including the Funds and Fidus Investment GP, LLC, the Fund’s general partner. All significant intercompany balances and transactions have been eliminated.

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

Revenue recognition: The Company’s revenue recognition policies are as follows:

Investments and related investment income. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains and losses previously recognized. Changes in the fair value of investments from the prior period, as determined by the board of directors of the Company (the “Board”) through the application of the Company’s valuation policy, are included as changes in unrealized appreciation or depreciation of investments in the consolidated statement of operations.

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

The Company has investments in its portfolio that contain a payment-in-kind income provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. The Company stops accruing payment-in-kind income when it is determined that payment-in-kind income is no longer collectible. To maintain RIC tax treatment and avoid the imposition of corporate income tax, the Company must pay substantially all of its income to its stockholders in the form of distributions, regardless of whether the Company has collected all of the corresponding cash.

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

All transaction fees received in connection with the Company’s investments are recognized as income. Such fees typically include fees for services, including structuring and advisory services, provided to portfolio companies. The Company recognizes income from fees for providing such structuring and advisory services when the services are rendered or the transactions are completed. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as fee income when received. Fee income from structuring and advisory services, amendments and prepayment penalties for the three months ended June 30, 2013 and 2012 totaled $465 and $191, respectively. Fee income from structuring and advisory services, amendments and prepayment penalties for the six months ended June 30, 2013 and 2012 totaled $871 and $616, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

The Company also typically receives upfront loan origination or closing fees in connection with investments. Such upfront loan origination and closing fees are capitalized as unearned income offset against investment cost basis on our statement of assets and liabilities and amortized as additional interest income over the life of the investment. Upfront loan origination and closing fees received for the three months ended June 30, 2013 and 2012 totaled $283 and $107, respectively. Upfront loan origination and closing fees received for the six months ended June 30, 2013 and 2012 totaled $417 and $276, respectively.

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

Income taxes: The Company has elected to be treated as a RIC under Subchapter M of the Code and, among other things, intends to make the required distributions to its stockholders as specified therein, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to stockholders. In order to qualify as a RIC, the Company is required to timely distribute to its stockholders at least 90.0% of “investment company taxable income,” as defined by the Code, each year. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4.0% excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to the later of the filing of the final tax return related to the year in which the Company generated such taxable income or the 15th day of the 9th month following the close of such taxable year.

In the future, pursuant to SBA guidelines, the Funds may be limited by provisions of the SBA Act, and SBA regulations governing SBICs, from making certain distributions to FIC that may be necessary to enable FIC to make the minimum required distributions to its stockholders and qualify as a RIC.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions at June 30, 2013 and December 31, 2012. The 2009 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities.

Distributions to Stockholders: Distributions to stockholders are recorded on the record date. The amount, if any, to be distributed to stockholders, is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, will be distributed at least annually, although the Company may decide to retain such capital gains for investment.

The determination of the tax attributes for the Company’s distributions is made annually, and is based upon the Company’s taxable income and distributions to its stockholders for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate applicable to qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax characterization of our stockholder distributions generally will include both ordinary income and capital gains but may also include qualified dividends or return of capital.

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

In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (Topic 946) Amendments to the Scope, Measurement and Disclosure Requirements (“ASU 2013-08”), containing new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interest in investment companies to be measured at fair value and requiring certain additional disclosures. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. The Company does not expect ASU 2013-08 to have a material impact on the Company’s consolidated financial position or disclosures.

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

As of June 30, 2013, the Company had debt and equity investments in 34 portfolio companies with an aggregate fair value of $309,814 and a weighted average effective yield on its debt investments of 15.1%. At June 30, 2013, the Company held equity ownership in 88.2% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 8.6%. As of December 31, 2012, the Company had debt and equity investments in 30 portfolio companies with an aggregate fair value of $274,249 and a weighted average effective yield on its debt investments of 15.3%. At December 31, 2012, the Company held equity ownership in 93.3% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 8.4%. The weighted average yields were computed using the effective interest rates for all debt investments at cost as of June 30, 2013 and December 31, 2012, including accretion of original issue discount but excluding any debt investments on non-accrual status.

Purchases of debt and equity investments for the six months ended June 30, 2013 and 2012 totaled $59,263 and $33,369, respectively. Repayments, including return of capital dividends, of portfolio investments for the six months ended June 30, 2013 and 2012 totaled $36,726 and $7,398, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	June 30, 2013		December 31, 2012
Cost:
Senior secured loans	$32,248	11.2%	$32,140	12.4%
Subordinated notes	212,412	74.0	192,358	73.9
Equity	34,381	12.0	28,138	10.8
Warrants	7,901	2.8	7,658	2.9

Total	$286,942	100.0%	$260,294	100.0%

Fair value:
Senior secured loans	$32,709	10.6%	$32,736	11.9%
Subordinated notes	211,822	68.3	193,691	70.6
Equity	33,398	10.8	26,430	9.7
Warrants	31,885	10.3	21,392	7.8

Total	$309,814	100.0%	$274,249	100.0%

All investments made by the Company as of June 30, 2013 and December 31, 2012 were made in portfolio companies located in the U.S. The following tables show portfolio composition by geographic region at cost and fair value and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	June 30, 2013		December 31, 2012
Cost:
Midwest	$75,699	26.4%	$62,707	24.1%
Southwest	40,401	14.1	48,820	18.8
Northeast	61,741	21.5	43,261	16.6
Southeast	59,355	20.7	55,689	21.4
West	49,746	17.3	49,817	19.1

Total	$286,942	100.0%	$260,294	100.0%

Fair value:
Midwest	$71,957	23.2%	$60,576	22.1%
Southwest	62,984	20.3	59,650	21.8
Northeast	60,366	19.5	41,369	15.1
Southeast	58,499	18.9	56,885	20.7
West	56,008	18.1	55,769	20.3

Total	$309,814	100.0%	$274,249	100.0%

At June 30, 2013 and December 31, 2012, the Company had one portfolio company investment that represented more than 10% of the total investment portfolio. Such investment represented 10.6% and 11.2% of the fair value of the portfolio and 4.2% and 8.0% of cost as of June 30, 2013 and December 31, 2012, respectfully. As of June 30, 2013 and December 31, 2012, there were no investments on non-accrual status.

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

•

the Board also engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our investments for which market quotations are not readily available. The Company will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. The Board consulted with the independent valuation firm in arriving at the Company’s determination of fair value on 12 and 12 of its portfolio company investments representing 43.6% and 44.1% of the total portfolio investments at fair value as of June 30, 2013 and December 31, 2012, respectfully.

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

For the Company’s equity investments, including equity and warrants, the Company generally uses a market approach, including valuation methodologies consistent with industry practice, to estimate the enterprise value of portfolio companies. Typically, the enterprise value of a private company is based on multiples of EBITDA, cash flows, net income, revenues, or in limited cases, book value. In estimating the enterprise value of a portfolio company, the Company analyzes various factors consistent with industry practice, including but not limited to original transaction multiples, the portfolio company’s historical and projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the nature and realizable value of any collateral, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public. Where applicable, the Company considers its ability to influence the capital structure of the portfolio company, as well as the timing of a potential exit.

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

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the six months ended June 30, 2013 and 2012.

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the three months ended June 30, 2013 and 2012:

	Senior Secured Loans	Subordinated Notes	Equity	Warrants	Total
Balance, December 31, 2011	$14,992	$157,098	$18,852	$13,803	$204,745
Net change in unrealized appreciation on investments	(34)	(709)	(840)	2,329	746
Purchase of investments	17,110	13,000	1,893	1,366	33,369
Proceeds from repayments and sales of investments	(550)	(6,848)	—	—	(7,398)
Interest and dividend income paid-in-kind	81	1,920	269	—	2,270
Proceeds from loan origination fees	(146)	(130)	—	—	(276)
Accretion of loan origination fees	11	38	1	—	50
Accretion of original issue discount	93	453	3	—	549

Balance, June 30, 2012	$31,557	$164,822	$20,178	$17,498	$234,055

Balance, December 31, 2012	$32,736	$193,691	$26,430	$21,392	$274,249
Net change in unrealized appreciation on investments	(135)	(1,923)	724	10,251	8,917
Realized gain on investments	—	—	1,053	—	1,053
Purchase of investments	1,075	50,421	7,525	242	59,263
Payments from repayments and sales of investments	(1,126)	(32,947)	(2,653)	—	(36,726)
Interest and dividend income paid-in-kind	68	2,278	337	—	2,683
Proceeds from loan origination fees	(11)	(383)	(23)	—	(417)
Accretion of loan origination fees	19	84	2	—	105
Accretion of original issue discount	83	601	3	—	687

Balance, June 30, 2013	$32,709	$211,822	$33,398	$31,885	$309,814

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

The total change in unrealized appreciation included in the consolidated statements of operations attributable to Level 3 investments still held at June 30, 2013 and 2012, was $9,649 and $746, respectively.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 debt and equity investments as of June 30, 2013:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at June 30, 2013	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Senior secured loans	$32,709	Market comparable companies	EBITDA multiples	4.5x - 7.5x (6.1x)
		Discounted cash flow	Weighted average cost of capital	12.6% - 16.6% (15.3%)

Subordinated notes	211,822	Market comparable companies	EBITDA multiples	4.5x - 18.3x (6.8x)
		Discounted cash flow	Weighted average cost of capital	13.4% - 38.9% (16.3%)

Equity investments:

Equity	33,398	Market comparable companies	EBITDA multiples	4.5x - 18.3x (6.3x)
Warrants	31,885	Market comparable companies	EBITDA multiples	4.5x - 9.5x (8.3x)

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. SBA debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of both June 30, 2013 and December 31, 2012, the fair value of the Company’s SBA debentures using Level 3 inputs is estimated at $144,500, which is the same as the Company’s carrying value of the debentures.

Note 5. Related Party Transactions

Investment Advisory Agreement: Concurrent with the Formation Transactions, the Company entered into the Investment Advisory Agreement with the Investment Advisor. On June 5, 2013, the Board approved the renewal of the Investment Advisory Agreement through June 20, 2014. Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Board, the Investment Advisor provides investment advisory services to the Company. For providing these services, the Investment Advisor receives a fee, consisting of two components — a base management fee and an incentive fee. The base

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. Up to and including the first full calendar quarter of the Company’s operations, the base management fee was calculated based on the initial value of the Company’s total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the closing of the Formation Transactions. The base management fee under the Investment Advisory Agreement for the three months ended June 30, 2013 and 2012 totaled $1,352 and $1,006, respectively. The base management fee under the Investment Advisory Agreement for the six months ended June 30, 2013 and 2012 totaled $2,611 and $1,945, respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee for the three months ended June 30, 2013 and 2012 totaled $1,301 and $876, respectively. The income incentive fee for the six months ended June 30, 2013 and 2012 totaled $2,515 and $1,774, respectively.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

since the Formation Transactions, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equal the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee to be paid for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. In addition, the Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation). During the three months ended June 30, 2013 and 2012, the Company recognized accrued capital gains incentive fees totaling $2,051 and $170, respectively. During the six months ended June 30, 2013 and 2012, the Company recognized accrued capital gains incentive fees totaling $1,994 and $149, respectively.

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

Administration Agreement: Concurrent with the Formation Transactions, the Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 5, 2013, the Board approved the renewal of the Administrative Agreement through June 20, 2014. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides it clerical, bookkeeping and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies to which the Company is required to provide such assistance. Under the Administration Agreement, administrative expenses for services provided for the three months ended June 30, 2013 and 2012 totaled $256 and $224, respectively. Under the Administration Agreement, administrative expenses for services provided for the six months ended June 30, 2013 and 2012 totaled $501 and $453, respectively.

Note 6. Debt

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases. The SBA has made commitments to issue $150,000 in the form of debenture securities to the Company on or before December 31, 2016. Unused commitments as of June 30, 2013 were $5,500. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

As of June 30, 2013 and December 31, 2012, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling Date(1)	Maturity Date	Fixed Interest Rate	June 30, 2013	December 31, 2012
3/26/2008	3/1/2018	6.188%	$24,750	$24,750
9/24/2008	9/1/2018	6.442	11,950	11,950
3/25/2009	3/1/2019	5.337	19,750	19,750
9/23/2009	9/1/2019	4.950	10,000	10,000
3/24/2010	3/1/2020	4.825	13,000	13,000
9/22/2010	9/1/2020	3.932	12,500	12,500
3/29/2011	3/1/2021	4.801	1,550	1,550
9/21/2011	9/1/2021	3.594	3,250	3,250
3/21/2012	3/1/2022	3.483	3,250	3,250
3/21/2012	3/1/2022	3.051	19,000	19,000
9/19/2012	9/1/2022	2.530	11,000	11,000
9/19/2012	9/1/2022	3.049	11,500	11,500
3/27/2013	3/1/2023	3.155	3,000	3,000

			$144,500	$144,500

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures drawn during the reporting periods may not be pooled until the subsequent pooling date.

Interest on SBA debentures is payable semi-annually on March 1 and September 1. For the three months ended June 30, 2013 and 2012, interest and fee amortization expense on outstanding SBA debentures amounted to $1,765 and $1,569, respectively. For the six months ended June 30, 2013 and 2012, interest and fee amortization expense on outstanding SBA debentures amounted to $3,500 and $3,012, respectively. As of June 30, 2013 and December 31, 2012, accrued interest payable totaled $2,192 and $2,137, respectively. The weighted average fixed interest rate for all SBA debentures as of June 30, 2013 and December 31, 2012 was 4.6% and 4.5%, respectively.

Deferred financing costs as of June 30, 2013 and December 31, 2012, are as follows:

	June 30, 2013	December 31, 2012
SBA debenture commitment fees	$1,500	$1,500
SBA debenture leverage fees	3,504	3,504

Subtotal	5,004	5,004
Accumulated amortization	(1,840)	(1,590)

Net deferred financing costs	$3,164	$3,414

Note 7. Commitments and Contingencies

Commitments: As of June 30, 2013, the Company had two outstanding revolving loan commitments to portfolio companies of which $1,060 was unfunded. As of December 31, 2012, the Company had one outstanding revolving loan commitment to a portfolio company for $1,000 that was unfunded. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with financial and nonfinancial covenants.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
Per share data:
Net asset value at beginning of period	$15.32	$14.90
Net investment income(1)	0.61	0.74
Net realized gain on investments(1)	0.08	—
Change in net unrealized appreciation on investments(1)	0.67	(0.08)

Total increase from investment operations(1)	1.36	0.82
Accretive effect of share issuance above NAV	0.16	—
Dividends to stockholders	(0.76)	(0.70)
Other(2)	(0.02)	—

Net asset value at end of period	$16.06	$15.02

Market value at end of period	$18.71	$15.17

Shares outstanding at end of period	13,716,763	9,427,021
Weighted average shares outstanding during the period	13,318,194	9,427,021
Ratios to average net assets (annualized):
Expenses other than incentive fee	7.5%	9.0%
Incentive fee	4.3%	2.7%

Total expenses	11.8%	11.7%
Net investment income	7.9%	9.9%
Total return(3)	18.4%	22.4%
Net assets at end of period	$220,291	$141,601
Average debt outstanding	$144,500	$114,750
Average debt per share(1)	$10.85	$12.17
Portfolio turnover ratio (annualized)	25.1%	6.8%

(1)	Weighted average per share data.
(2)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(3)	The total return for the six months ended June 30, 2013 and 2012 equals the change in the ending market value of the Company’s common stock plus dividends paid per share during the period, divided by the beginning common stock price and is not annualized.

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declaration and distribution during the three months ended March 31, 2013 and 2012.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Six Months Ended June 30, 2012
2/10/2012	3/14/2012	3/28/2012	$0.34	$3,205	—	$—
4/30/2012	6/13/2012	6/27/2012	0.36	3,394	—	—

			$0.70	$6,599	—	$—

Six Months Ended June 30, 2013
2/22/2013	3/14/2013	3/28/2013	$0.38	$4,822	20,501	$376
5/1/2013	6/12/2013	6/26/2013	0.38	4,892	17,415	313

			$0.76	$9,714	37,916	$689

For the six months ended June 30, 2013, $689 of the total $10,403 paid to stockholders represented DRIP participation. During this period, the Company satisfied the DRIP participation requirements with the issuance of 37,916 shares at an average value of $18.18 per share at the date of issuance. For the six months ended June 30, 2012, $1,191 of the total $6,599 paid to stockholders represented DRIP participation which the Company satisfied with the purchase of 83,225 shares of common stock in the open market at an average price of $14.31 per share.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Note 10. Subsequent Events

On July 15, 2013, Fund 2 received SBA approval of a $25,000 loan commitment.

On July 17, 2013, the Company received $8,548 from Goodrich Quality Theatres, Inc. in partial repayment of their loan obligation at par and $3,100 from the sale of our warrants resulting in a realized gain of $2,350.

On July 31, 2013, the Board declared a quarterly dividend of $0.38 per share and a special dividend of $0.04 per share, both of which are payable on September 26, 2013 to stockholders of record as of September 12, 2013.

On August 1, 2013, the Company exited its debt and equity investments in Worldwide Express Operations LLC (Worldwide) in connection with a sale of the Worldwide. The Company received payment in full on its subordinated notes and recognized a gain of approximately $22,000 on its equity and warrant investments.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Overview

We provide customized debt and equity financing solutions to lower middle-market companies, which we define as U.S. based companies having revenues between $10.0 million and $150.0 million. Our investment objective is to provide attractive risk-adjusted returns by generating both current income from our debt investments and capital appreciation from our equity related investments. Our investment strategy includes partnering with business owners, management teams and financial sponsors by providing customized financing for ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. We seek to maintain a diversified portfolio of investments in order to help mitigate the potential effects of adverse economic events related to particular companies, regions or industries. Fidus Investment Corporation was formed as a Maryland corporation on February 14, 2011. On June 20, 2011, Fidus Investment Corporation acquired all of the limited partnership interests of Fidus Mezzanine Capital, L.P., or Fund 1, and membership interests of Fidus Mezzanine Capital GP, LLC, its general partner, through the Formation Transactions (as defined in Note 1 to the consolidated financial statements), resulting in Fund 1 becoming our wholly-owned Small Business Investment Company, or SBIC, subsidiary. Immediately following the Formation Transactions, we and Fund 1 elected to be treated as business development companies, or BDCs, under the Investment Company Act of 1940, as amended, or the 1940 Act and our investment activities have been managed by Fidus Investment Advisors, LLC, our investment advisor, and supervised by our board of directors, a majority of whom are independent of us.

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

On March 29, 2013, we commenced operations of a new wholly-owned investment fund, Fidus Mezzanine Capital II, L.P., or Fund 2 and on May 28, 2013, were granted a second license to operate Fund 2 as an SBIC. Collectively, Fund 1 and Fund 2 are referred to as the Funds. The Funds are licensed by the U.S. Small Business Administration, or the SBA, as SBICs, and we plan to continue to operate the Funds as SBICs, subject to SBA approval, and to utilize the proceeds of the sale of SBA debentures to enhance returns to our stockholders. We have also made, and continue to make, investments directly through Fidus Investment Corporation. We believe that utilizing both entities as investment vehicles provides us with access to a broader array of investment opportunities. Given our access to lower cost capital through the SBA’s SBIC debenture program, we expect that the majority of our investments will continue to be made through the Funds. As of June 30, 2013, we had investments in 34 portfolio companies with an aggregate fair value of $309.8 million and cost of $286.9 million.

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

Portfolio Composition, Investment Activity and Yield

During the six months ended June 30, 2013, we invested $59.3 million in four new and seven existing portfolio companies. The new investments consisted of subordinated notes ($51.5 million, or 86.9%), equity securities ($7.5 million, or 12.7%) and warrants ($0.3 million, or 0.4%). During the six months ended June 30, 2013, we received proceeds from repayments of principal, including return of capital dividends, of $36.7 million. During the six months ended June 30, 2012, we invested $33.4 million in four new and five existing portfolio companies. The new investments consisted of subordinated notes ($13.0 million, or 39.0%), senior secured loans ($17.1 million, or 51.2%), warrants ($1.4 million, or 4.1%) and equity securities ($1.9 million, or 5.7%). During the six months ended June 30, 2012, we received proceeds from repayments of principal of $7.4 million.

As of June 30, 2013, our investment portfolio totaled $309.8 million and consisted of 34 portfolio companies. As of June 30, 2013, our debt portfolio was comprised entirely of fixed rate investments. Overall, the portfolio had a net unrealized appreciation of $22.9 million as of June 30, 2013. Our average portfolio company investment at amortized cost was $8.4 million as of June 30, 2013.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

The weighted average yield on debt investments at their cost basis at June 30, 2013 and December 31, 2012 was 15.1% and 15.3%, respectively. Yields are computed using interest rates as of the balance sheet date and include amortization of original issue discount. Yields do not include any debt investments that were on non-accrual status as of the balance sheet date.

The following table shows the portfolio composition by investment type at cost and fair value as a percentage of total investments:

	As of June 30, 2013	As of December 31, 2012
Cost
Senior secured loans	11.2%	12.4%
Subordinated notes	74.0	73.9
Equity	12.0	10.8
Warrants	2.8	2.9

Total	100.0%	100.0%

Fair Value
Senior secured loans	10.6%	11.9%
Subordinated notes	68.3	70.6
Equity	10.8	9.7
Warrants	10.3	7.8

Total	100.0%	100.0%

The following table shows the portfolio composition by geographic region at cost and fair value as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	As of June 30, 2013	As of December 31, 2012
Cost
Midwest	26.4%	24.1%
Southwest	14.1	18.8
Northeast	21.5	16.6
Southeast	20.7	21.4
West	17.3	19.1

Total	100.0%	100.0%

Fair Value
Midwest	23.2%	22.1%
Southwest	20.3	21.8
Northeast	19.5	15.1
Southeast	18.9	20.7
West	18.1	20.3

Total	100.0%	100.0%

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

The following tables show the detailed industry composition of our portfolio at cost and fair value as a percentage of total investments:

	As of June 30, 2013	As of December 31, 2012
Cost
Healthcare services	10.9%	12.0%
Transportation services	4.2	8.0
Aerospace & defense manufacturing	8.5	10.6
Oil & gas services	6.1	6.6
Restaurants	5.6	6.2
Movie theaters	4.5	5.0
Industrial cleaning & coatings	5.5	5.2
Business services	5.2	—
Electronic components supplier	6.3	6.8
Consumer products	3.9	—
Specialty distribution	3.3	3.6
Utility equipment manufacturing	3.5	3.8
Retail	3.4	3.7
Financial services	3.2	3.6
Printing services	3.3	3.5
Information technology services	3.3	3.2
Commercial cleaning	3.0	3.2
Furniture rental	2.8	3.0
Retail cleaning	2.9	3.1
Healthcare products	2.4	—
Industrial products	2.1	—
Debt collection services	2.0	2.1
Apparel distribution	1.9	2.3
Laundry services	1.7	1.2
Specialty cracker manufacturer	0.5	3.3

Total	100.0%	100.0%

	As of June 30, 2013	As of December 31, 2012
Fair Value
Healthcare services	11.1%	12.8%
Transportation services	10.6	11.2
Aerospace & defense manufacturing	8.8	11.0
Oil & gas services	6.4	6.9
Restaurants	5.3	5.9
Movie theaters	5.0	5.4
Industrial cleaning & coatings	5.0	4.9
Business services	4.8	—
Electronic components supplier	3.9	4.6
Consumer products	3.6	—
Specialty distribution	3.4	3.6
Utility equipment manufacturing	3.3	3.8
Retail	3.2	3.5
Financial services	3.1	3.4
Printing services	3.0	3.3
Information technology services	2.7	3.0
Commercial cleaning	2.7	3.0
Furniture rental	2.7	3.0
Retail cleaning	2.2	2.6
Healthcare products	2.2	—
Industrial products	1.9	—
Debt collection services	1.8	2.0
Apparel distribution	1.5	2.0
Laundry services	1.6	1.4
Specialty cracker manufacturer	0.2	2.7

Total	100.0%	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
Investment Rating	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
	(Dollars in thousands)
1	$54,520	17.6%	$25,480	9.3%
2	225,834	72.9	225,086	82.1
3	29,252	9.4	23,683	8.6
4	208	0.1	—	—
5	—	—	—	—

Totals	$309,814	100.0%	$274,249	100.0%

Based upon our investment rating system, the weighted average rating of our portfolio as of both June 30, 2013 and December 31, 2012 was 1.9 and 2.0, respectively. As of June 30, 2013 and December 31, 2012, we had no investments on non-accrual status.

Discussion and Analysis of Results of Operations

Comparison of three months ended June 30, 2013 and June 30, 2012

Investment Income

For the three months ended June 30, 2013, total investment income was $10.5 million, an increase of $2.8 million, or 37.3%, over the $7.6 million of total investment income for the three months ended June 30, 2012. The increase was primarily attributable to a $2.6 million increase in interest and fee income from investments due primarily to higher average levels of outstanding debt investments in the three months ended June 30, 2013 compared to the prior year period. Dividend income increased $0.2 million in the three months ended June 30, 2013 compared to the prior year period primarily due to a special dividend received in April, 2013.

Expenses

For the three months ended June 30, 2013, total expenses were $7.3 million, an increase of $3.0 million, or 70.3%, over the $4.3 million of total expenses for the three months ended June 30, 2012. The increase in total expenses was primarily attributable to an increase in the base management fee, incentive fees and interest expense. Base management fee increased $0.3 million due to a higher average total assets less cash and cash equivalents for the three months ended June 30, 2013 than the comparable period in 2012. Incentive fees increased $2.3 million due to both higher income and capital gains incentive fees. Income incentive fee increased $0.4 million to $1.3 million for the three months ended June 30, 2013 compared to $0.9 million in the prior year period due to higher net investment income. Capital gains incentive fee increased $1.9 million to $2.1 million for the three months ended June 30, 2013 compared to $0.2 million in the prior year period due to higher unrealized and realized gains on investments. Interest expense increased $0.2 million primarily as a result of higher average balances of SBA debentures outstanding during the three months ended June 30, 2013 than the comparable period in 2012.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Net Investment Income

As a result of the $2.8 million increase in total investment income as compared to the $3.0 million increase in total expenses, net investment income decreased $0.2 million, or 5.6%, for the three months ended June 30, 2013 to $3.2 million compared to net investment income of $3.4 million during the three months ended June 30, 2012.

Net Increase in Net Assets Resulting From Operations

During the three months ended June 30, 2013, we recorded a realized gain on investments of $1.1 million resulting from the sale of non-control non-affiliate equity investments in one portfolio company. For the three months ended June 30, 2012, the total realized gain/loss on investments was zero.

During the three months ended June 30, 2013, we recorded net change in unrealized appreciation of $9.2 million comprised of $10.5 million of net unrealized appreciation on equity investments, partially offset by $1.3 million of net unrealized depreciation on debt investments. The $10.5 million net unrealized appreciation on equity investments included $1.0 million of reclassifications to realized gain on investments (resulting in unrealized depreciation). During the three months ended June 30, 2012, we recorded net change in unrealized appreciation of $0.8 million comprised of $1.4 million of net unrealized appreciation on equity investments, partially offset by $0.6 million of net unrealized depreciation on debt investments.

As a result of these events, our net increase in net assets resulting from operations during the three months ended June 30, 2013, was $13.4 million, or an increase of $9.2 million compared to a net increase in net assets resulting from operations of $4.2 million during the three months ended June 30, 2012.

Comparison of six months ended June 30, 2013 and June 30, 2012

Investment Income

For the six months ended June 30, 2013, total investment income was $20.3 million, an increase of $5.1 million, or 33.3%, over the $15.2 million of total investment income for the six months ended June 30, 2012. The increase was primarily attributable to a $4.7 million increase in interest and fee income from investments. The increase in interest and fee income is primarily due to higher average levels of outstanding debt investments and higher fee income of $0.3 million in the six months ended June 30, 2013 compared to the prior year period. Dividend income increased $0.4 million in the six months ended June 30, 2013 compared to the prior year period primarily due to special dividends received in the first six months of 2013.

Expenses

For the six months ended June 30, 2013, total expenses were $12.2 million, an increase of $3.9 million, or 47.3%, over the $8.2 million of total expenses for the six months ended June 30, 2012. The increase in total expenses was attributable to an increase in all expense categories. The base management fee increased $0.7 million due to a higher average total assets less cash and cash equivalents for the six months ended June 30, 2013 than the comparable period in 2012. Incentive fees increased $2.6 million due to both higher income and capital gains incentive fees. Income incentive fee increased $0.7 million to $2.5 million for the six months ended June 30, 2013 compared to $1.8 million in the prior year period due to higher net investment income. Capital gains incentive fee increased $1.9 million to $2.0 million for the six months ended June 30, 2013 compared to $0.1 million in the prior year period due to higher unrealized and realized gains on investments. Interest expense increased $0.5 million primarily as a result of higher average balances of SBA debentures outstanding during the six months ended June 30, 2013 than the comparable period in 2012.

Net Investment Income

As a result of the $5.1 million increase in total investment income as compared to the $3.9 million increase in total expenses, net investment income increased $1.1 million, or 16.0%, for the six months ended June 30, 2013 to $8.1 million compared to net investment income of $7.0 million during the six months ended June 30, 2012.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Net Increase in Net Assets Resulting From Operations

For the six months ended June 30, 2013, the total realized gains on non-control/non-affiliate investments was $1.1 million. For the six months ended June 30, 2012, the total realized gain/loss on investments was zero.

During the six months ended June 30, 2013, we recorded net change in unrealized appreciation of $8.9 million comprised of $11.0 million of net unrealized appreciation on equity investments, partially offset by $2.1 million of net unrealized depreciation on debt investments. The $11.0 million net unrealized appreciation on equity investments included $0.7 million of reclassifications to realized gain on investments (resulting in unrealized depreciation). During the six months ended June 30, 2012, we recorded net change in unrealized appreciation of $0.7 million. This consisted of $1.4 million of net unrealized appreciation on equity investments partially offset by $0.7 million of net unrealized depreciation on debt investments.

As a result of these events, our net increase in net assets resulting from operations during the six months ended June 30, 2013, was $18.1 million, or an increase of $10.4 million compared to a net increase in net assets resulting from operations of $7.7 million during the six months ended June 30, 2012.

Liquidity and Capital Resources

As of June 30, 2013, we had $56.3 million in cash and cash equivalents, and our net assets totaled $220.3 million. We believe that our current cash and cash equivalents on hand, our available SBA leverage and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next 12 months. We intend to generate additional cash primarily from future offerings of securities, future borrowings as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders.

Cash Flows

For the six months ended June 30, 2013, we experienced a net increase in cash and cash equivalents of $4.3 million. During that period, we used $14.9 million in cash in operating activities, primarily for the funding of $59.3 million of investments and $3.2 million of interest payments, which was partially offset by $36.7 million of principal repayments received and $8.1 million of net investment income. During the same period, we generated $19.1 million from financing activities, consisting primarily of proceeds from a follow-on equity offering of $28.9 million, net of expenses. This increase was partially offset by cash dividends paid to stockholders of $9.7 million.

For the six months ended June 30, 2012, we experienced a net decrease in cash and cash equivalents of $11.4 million. During that period, we used $21.5 million in cash in operating activities, primarily for the funding of $33.4 million of investments, partially offset by $7.4 million of principal repayments received and $7.0 million of net investment income. During the same period, we generated $10.0 million from financing activities, consisting of proceeds from SBA debentures of $17.3 million partially offset by $6.6 million in cash dividends paid to stockholders and $0.6 million in deferred financing fee payments.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of debt and additional equity capital. On May 28, 2013, the Company received approval for a second SBIC license through which we may issue more SBA debentures to fund additional investments. The Funds are licensed SBICs, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act of 1958, as amended, or the SBIC Act, and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The maximum amount of outstanding SBA debentures for two or more SBICs under common control cannot exceed $225.0 million. Debentures guaranteed by the SBA have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of June 30, 2013, Fund 1 had $144.5 million of outstanding SBA debentures, which had a weighted average interest rate of 4.6%. Based on its $75.0 million of regulatory capital as of June 30, 2013, Fund 1 has the current capacity to issue up to an additional $5.5 million of SBA debentures. As of June 30, 2013, Fund 2 had no outstanding SBA debentures. Based on its $25.0 million of regulatory capital as of June 30, 2013, Fund 2 has the current capacity to obtain $50.0 million in commitments to enable it to issue $50.0 million of SBA debentures. On July 15, 2013, the SBA approved our request for $25.0 million in loan commitments for Fund 2. For more information on the SBA debentures issued, please see Note 6 to our consolidated financial statements.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200.0%. This requirement limits the amount that we may borrow. We have received exemptive relief from the Securities and Exchange Commission, or the SEC, to allow us to exclude any indebtedness guaranteed by the SBA and issued by Fund 1 from the 200.0% asset coverage requirements, which, in turn, will enable us to fund more investments with debt capital. We have amended our exemptive relief application to include Fund 2, but we have not received exemptive relief for any debt to be incurred by Fund 2 under our second SBIC license.

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors, including independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. On June 5, 2013, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 5, 2014 or the date of our 2014 Annual Meeting of Stockholders. Our stockholders specified that the cumulative number of shares sold in each offering during the one-year period ending on the earlier of June 5, 2014 or the date of our 2014 Annual Meeting of Stockholders may not exceed 25.0% of our outstanding common stock immediately prior to each such sale.

Distributions

In order to maintain our RIC status and to avoid corporate-level income tax on the income we distribute to our stockholders, we are required under the Internal Revenue Code of 1986, as amended, or the Code, to distribute at least 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, to avoid a 4.0% nondeductible U.S. federal excise tax, we must distribute at least 98.0% of our net ordinary income and 98.2% of our capital gain net income on an annual basis as well as any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we previously paid no U.S. federal income tax. We intend to continue distributing regular quarterly dividends to our stockholders, as determined by our board of directors. Our most recent quarterly dividend payment to stockholders was for the three months ended June 30, 2013 and totaled $5.2 million or $0.38 per share.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of our distributions from time to time. In the future, pursuant to SBA guidelines, the Funds may be limited by provisions of the SBIC Act, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to enable us to make the minimum distributions to our stockholders and qualify as a RIC. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not make sufficient distributions to our stockholders on an annual basis, we will suffer adverse tax consequences, including the possible loss of our RIC status. We cannot assure stockholders that they will receive any distributions or that we will be able to maintain our RIC status.

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

Recently Issued Accounting Standards

In November 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210) (“ASU 2011-11”), containing new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. We adopted ASU 2011-11 as of January 1, 2013. The adoption of ASU 2011-11 did not have a material impact on our consolidated financial position or disclosures.

In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (Topic 946) Amendments to the Scope, Measurement and Disclosure Requirements (“ASU 2013-08”), containing new guidance on assessing whether an entity is an investment company, requiring noncontolling ownership interest in investment companies to be measured at fair value and requiring certain additional disclosures. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. We do not expect ASU 2013-08 to have a material impact on our consolidated financial position or disclosures.

Off-Balance Sheet Arrangements

We may be party to financial instruments with off balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2013, none of our off-balance sheet arrangements had, or are reasonably likely to have, a material effect on our financial condition, revenues or results of operations, liquidity or capital resources, As of June 30, 2013, we had two outstanding revolving loan commitments to portfolio companies of which $1.1 million was unfunded. As of December 31, 2012, we had one outstanding revolving loan commitment to a portfolio company for $1.0 million that was unfunded. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with financial and nonfinancial covenants.

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

In connection with the IPO and our election to be regulated as a BDC, we applied for and received exemptive relief from the SEC on March 27, 2012 to allow us to take certain actions that would otherwise be prohibited by the 1940 Act, as applicable to BDCs. The relief permits Fidus and Fund 1 to operate effectively as one company, specifically allowing them to: (1) engage in certain transactions with each other; (2) invest in securities in which the other is or proposes to be an investor; (3) file consolidated reports with the Commission; and (4) be subject to modified consolidated asset coverage requirements for senior securities issued by a BDC and its SBIC subsidiary. The fourth exemption described above allows us to exclude any indebtedness guaranteed by the SBA and issued by Fidus Mezzanine Capital, L.P. from the 200.0% asset coverage requirements applicable to us.

In addition, we, Fund 1 and our investment advisor have each adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act that governs the conduct of our and our investment advisor’s officers, directors and employees. Additionally, our investment advisor has adopted a code of ethics pursuant to rule 240A-1 under the 1940 Act and in accordance with Rule 17j-1(c). We have also adopted a code of business conduct that is applicable to all officers, directors and employees of Fidus and our investment advisor. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Recent Developments

On July 15, 2013, Fund 2 received SBA approval of a $25.0 million loan commitment.

On July 17, 2013, we received $8.5 million from Goodrich Quality Theatres, Inc. in partial repayment of their loan obligation at par and $3.1 million from the sale of our warrants resulting in a realized gain of $2.4 million.

On July 31, 2013, the Board declared a quarterly dividend of $0.38 per share and a special dividend of $0.04 per share, both payable on September 26, 2013 to stockholders of record as of September 12, 2013.

On August 1, 2013, we exited our debt and equity investments in Worldwide Express Operations, LLL in connection with a sale of the company. We received payment in full on our subordinated notes and recognized a gain of approximately $22.0 million on our equity and warrant investments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. As of June 30, 2013, all of our debt investments bore interest at fixed rates and all of our pooled SBA debentures bore interest at fixed rates. Assuming that the consolidated statements of assets and liabilities as of June 30, 2013 and December 31, 2012 were to remain constant, a hypothetical 100 basis point change in interest rates would not have a material effect on our level of interest income from debt investments or interest expense.

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

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “1934 Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There were no changes in our internal control over financial reporting during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FIDUS INVESTMENT CORPORATION

Date: August 1, 2013	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2013	/s/ CARY L. SCHAEFER
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