Form 10-Q
period 2013-09-30
FIDUS INVESTMENT Corp
filed 2013-11-07
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 7, 2013, the Registrant had outstanding 13,734,336 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(In thousands, except shares and per share data)

	September 30, 2013 (unaudited)	December 31, 2012
ASSETS
Investments, at fair value
Control investments (cost: $0 and $20,709, respectively)	$—	$30,613
Affiliate investments (cost: $76,713 and $64,336, respectively)	70,820	62,938
Non-control/non-affiliate investments (cost: $203,177 and $175,249, respectively)	206,569	180,698

Total investments, at fair value (cost: $279,890 and $260, 294, respectively)	277,389	274,249
Cash and cash equivalents	85,896	52,042
Interest receivable	3,065	3,307
Deferred financing costs (net of accumulated amortization of $1,970 and $1,590, respectively)	3,284	3,414
Prepaid expenses and other assets	1,328	837

Total assets	370,962	333,849

LIABILITIES
SBA debentures	144,500	144,500
Accrued interest payable	541	2,137
Due to affiliates	5,865	3,646
Accounts payable and other liabilities	647	475

Total liabilities	151,553	150,758

Net assets	$219,409	$183,091

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 13,734,336 and 11,953,847 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	$14	$12
Additional paid-in capital	207,385	177,498
(Distributions in excess of) Under distributed net investment income	(2,349)	455
Accumulated net realized gain on investments	18,194	1,493
Accumulated net unrealized (depreciation) appreciation on investments	(3,835)	3,633

Total net assets	$219,409	$183,091

Net asset value per common share	$15.98	$15.32

See Notes to Consolidated Financial Statement (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

(In thousands, except shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Investment income:
Interest and fee income
Control investments	$125	$744	$1,823	$2,194
Affiliate investments	2,344	1,992	6,788	5,554
Non-control/non-affiliate investments	7,293	6,023	20,622	15,842

Total interest and fee income	9,762	8,759	29,233	23,590
Dividend income
Control investments	—	—	124	—
Affiliate investments	31	31	92	91
Non-control/non-affiliate investments	448	156	972	429

Total dividend income	479	187	1,188	520
Interest on idle funds and other income	22	34	131	95

Total investment income	10,263	8,980	30,552	24,205

Expenses:
Interest expense	1,787	1,651	5,287	4,663
Base management fee	1,329	1,099	3,940	3,044
Incentive fee	1,134	1,644	5,643	3,567
Administrative service expenses	314	219	815	672
Professional fees	211	159	644	572
Other general and administrative expenses	212	198	808	699

Total expenses	4,987	4,970	17,137	13,217

Net investment income before income taxes	5,276	4,010	13,415	10,988
Income tax expense	2	8	54	14

Net investment income	5,274	4,002	13,361	10,974

Net realized and unrealized (losses) gains on investments:
Realized gain on control investments	22,107	—	22,107	—
Realized gain on non-control/non-affiliate investments	2,532	1,975	3,585	1,975
Net change in unrealized (depreciation) appreciation on investments	(25,376)	600	(16,459)	1,346

Net (loss) gain on investments	(737)	2,575	9,233	3,321

Net increase in net assets resulting from operations	$4,537	$6,577	$22,594	$14,295

Per common share data:
Net investment income per share-basic and diluted	$0.38	$0.40	$0.99	$1.14

Net increase in net assets resulting from operations per share - basic and diluted	$0.33	$0.66	$1.68	$1.49

Dividends declared per share	$0.42	$0.38	$1.18	$1.08

Weighted average number of shares outstanding—basic and diluted	13,717,527	9,939,307	13,452,768	9,599,029

See Notes to Consolidated Financial Statement (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

(In thousands, except shares and per share data)

	Common Stock		Additional Paid in Capital	(Distributions in excess of) Undistributed Net Investment Income	Accumulated Net Realized Gain (Loss) on Investments	Accumulated Net Unrealized (Depreciation) Appreciation on Investments	Total Net Assets

	Number of Shares	Par Value
Balances at December 31, 2011	9,427,021	$9	$138,649	$422	$(482)	$1,884	$140,482
Public offering of common stock, net of expenses	2,472,500	3	37,949	—	—	—	37,952
Net increase in net assets resulting from operations	—	—	—	10,974	1,975	1,346	14,295
Dividends declared and paid	30,563	—	512	(11,121)	—	—	(10,609)

Balances at September 30, 2012	11,930,084	$12	$177,110	$275	$1,493	$3,230	$182,120

Balances at December 31, 2012	11,953,847	$12	$177,498	$455	$1,493	$3,633	$183,091
Public offering of common stock, net of expenses	1,725,000	2	28,855	—	—	—	28,857
Net increase in net assets resulting from operations	—	—	—	13,361	16,701	(7,468)	22,594
Dividends declared and paid	55,489	—	1,032	(16,165)	—	—	(15,133)

Balances at September 30, 2013	13,734,336	$14	$207,385	$(2,349)	$18,194	$(3,835)	$219,409

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$22,594	$14,295
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized appreciation on investments	16,459	(1,346)
Realized gain on investments	(25,692)	(1,975)
Interest and dividend income paid-in-kind	(4,152)	(3,490)
Accretion of original issue discount	(854)	(850)
Accretion of loan origination fees	(254)	(153)
Amortization of deferred financing costs	380	332
Purchase of investments	(79,559)	(57,688)
Proceeds from sale and repayment of investments	90,336	17,883
Proceeds from loan origination fees	576	447
Changes in operating assets and liabilities:
Interest receivable	242	(2,067)
Prepaid expenses and other assets	(491)	(354)
Accrued interest payable	(1,596)	(1,217)
Due to affiliates	2,219	1,194
Accounts payable and other liabilities	172	326

Net cash provided by (used in) operating activities	20,380	(34,663)

Cash Flows from Financing Activities:
Proceeds from stock offering, net of expenses	28,857	37,952
Proceeds received from SBA debentures	—	37,500
Payment of deferred financing costs	(250)	(1,109)
Dividends paid to stockholders	(15,133)	(10,609)

Net cash provided by financing activities	13,474	63,734

Net increase in cash and cash equivalents	33,854	29,071
Cash and cash equivalents:
Beginning of period	52,042	39,059

End of period	$85,896	$68,130

Supplemental Disclosure of Cash Flow Information Cash payments for interest	$6,503	$5,549

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

September 30, 2013 (unaudited)

(In thousands, except shares and per share data)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Affiliate Investments (5)
Apex Microtechnology, Inc.	Electronic
Subordinated Note	Control Supplier	12.0%/2.0%	2/16/2018	$6,200	$5,974	$6,200
Warrant (2,294 units)					220	305
Common Units (11,690 units)					1,169	1,534

Sub Total					7,363	8,039	4%
Avrio Technology Group, LLC	Electronic
Subordinated Note	Control Supplier	0.0%/14.0%	10/15/2015	6,076	6,076	3,504
Preferred Units—Series B (3,704 units) (7)					3,704	—
Preferred Units—Series C (872 units) (7)					436	—
Common Units (4,215 units)(7)					1,000	—

Sub Total					11,216	3,504	2%
Malabar International	Aerospace & Defense
Subordinated Note	Manufacturing	12.5%/2.5%	5/21/2017	5,083	5,059	5,083
Preferred Equity (1,494 shares)(6)		6.0%/0.0%			1,990	3,634

Sub Total					7,049	8,717	4%
Medsurant Holdings, LLC	Healthcare
Subordinated Note	Services	14.0%/0.0%	7/12/2016	9,750	8,753	9,524
Preferred Units (79,091 units)(7)					1,112	1,112
Warrant (288,239 units)(7)					3,690	3,966

Sub Total					13,555	14,602	7%
Paramount Building Solutions, LLC	Retail
Subordinated Note	Cleaning	12.0%/6.0%	2/15/2014	6,837	6,837	6,759
Common Units (107,143 units) (7)					1,500	—

Sub Total					8,337	6,759	3%
Pfanstiehl, Inc.	Healthcare
Subordinated Note	Products	12.0%/4.0%	9/29/2018	6,022	5,968	6,022
Common Equity (8,500 shares)					850	983

Sub Total					6,818	7,005	3%
Trantech Radiator Products, Inc.	Utility Equipment
Subordinated Note	Manufacturer	12.0%/1.8%	5/4/2017	9,309	9,279	9,309
Common Shares (6,875 shares)					688	1,088

Sub Total					9,967	10,397	5%
Westminster Cracker Company, Inc.	Specialty Cracker
Preferred Units (83,851 shares)	Manufacturer				70	74
Common Units (1,208,197 units)					1,208	593

Sub Total					1,278	667	0%
WorldWide Packaging, LLC	Consumer
Subordinated Note	Products	12.0%/1.75%	10/26/2018	9,875	9,830	9,830
Common Equity (1,300,000 units)					1,300	1,300

Sub Total					11,130	11,130	5%

Total Affiliate Investments					76,713	70,820	32%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

September 30, 2013 (continued) (unauditted)

(In thousands, except shares and per share data)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments (5)
Acentia, LLC (f/k/a ITSolutions)	IT Services
Common Units (499 units)					$500	$298	0%
ACFP Management, Inc.	Restaurants
Common Units (1,000,000 units)					1,091	1,064	0%
Brook & Whittle Limited	Specialty
Subordinated Note	Printing	12.0%/4.8%	8/9/2016	$6,870	6,870	6,870
Subordinated Note		12.0%/2.0%	8/9/2016	2,194	2,172	2,057
Warrant (1,051 shares)					285	385
Common Shares (148 shares)					110	54

Sub Total					9,437	9,366	4%
Brook Furniture Rental, Inc.	Furniture
Subordinated Note	Rental	12.0%/1.5%	9/30/2016	7,835	7,517	7,835
Warrants (2.5%)					485	588

Sub Total					8,002	8,423	4%
Caldwell & Gregory, LLC	Laundry
Subordinated Note	Services	11.5%/1.0%	11/30/2018	1,505	1,477	1,477
Subordinated Note		0.0%/12.0%	5/31/2019	3,121	2,835	2,835
Common Equity (500,000 units)(7)					500	500
Warrant (242,121 units)(7)					242	242

Sub Total					5,054	5,054	2%
Connect-Air International, Inc.	Specialty
Subordinated Note	Distribution	12.5%/3.0%	12/31/2014	4,000	4,000	4,000
Preferred Interest (6)		0.0%/10.0%	12/31/2014		5,662	6,995

Sub Total					9,662	10,995	5%
Continental Anesthesia Management, LLC	Healthcare
Senior Secured Loan	Services	14.0%/0.0%	11/10/2014	9,825	9,763	9,716
Warrant (263 shares)					276	—

Sub Total					10,039	9,716	4%
Convergent Resources, Inc.	Debt Collection
Subordinated Note	Services	13.0%/3.0%	12/27/2017	5,714	5,672	5,715	3%
EBL, LLC (EbLens)
Subordinated Note	Retail	12.0%/3.0%	2/2/2018	9,252	9,215	9,252
Common Equity (750,000 units)(7)					750	762

Sub Total					9,965	10,014	5%
FCA, LLC	Industrial
Subordinated Note	Products	12.5%/1.5%	6/18/2018	1,507	1,500	1,500
Preferred Equity (4,500,000 units)(7)		11.5%/5.0%	6/18/2018		4,544	4,545

Sub Total					6,044	6,045	3%
FocusVision Worldwide, Inc.	Business
Subordinated Note	Services	12.0%/1.0%	1/29/2019	15,101	15,035	15,101	7%
FutureTech Holding Company	IT Services
Revolving Loan ($1,100 Commitment)		12.0%/0.0%	6/30/2014	1,040	1,032	1,032
Subordinated Note		13.5%/5.5%	2/28/2015	8,208	8,163	6,894

					9,195	7,926	4%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

September 30, 2013 (continued) (unaudited)

(In thousands, except shares and per share data)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Goodrich Quality Theaters, Inc.	Movie
Subordinated Note	Theaters	12.8%/0.0%	3/31/2015	$4,000	$3,926	$4,000	2%
IOS Acquisition, Inc.
Subordinated Note	Oil & Gas	12.0%/2.0%	6/26/2018	12,187	12,083	12,119
Common Equity (2,152 shares)	Services				500	500

Sub Total					12,583	12,619	6%
Jacob Ash Holdings, Inc.	Apparel
Subordinated Note	Distribution	13.0%/5.0%	8/11/2016	3,500	3,490	3,500
Subordinated Note		13.0%/1.0%	8/11/2016	1,147	1,130	1,147
Preferred Equity (500 shares)(6)		0.0%/15.0%	8/11/2016		658	218
Warrant (129,630 shares)					67	—

Sub Total					5,345	4,865	2%
K2 Industrial Services, Inc.
Subordinated Note	Industrial Cleaning	11.8%/2.0%	5/23/2017	14,674	14,594	14,674
Preferred Equity—Series A (1,200 shares)	& Coatings				1,200	854
Preferred Equity—Series B (69 shares)					69	72

Sub Total					15,863	15,600	7%
Lightning Diversion Systems, Inc.	Aerospace & Defense
Revolving Loan ($1,000 Commitment)	Manufacturing	12.0%/0.0%	6/17/2017	—	(4)	(4)
Senior Secured Loan		12.0%/0.0%	6/17/2017	6,313	6,285	6,313
Common Units (600,000 units)					600	1,136

Sub Total					6,881	7,445	3%
National Truck Protection Co., Inc.	Financial
Senior Secured Loan	Services	13.5%/2.0%	9/13/2018	13,500	13,414	13,500
Common Units (1,300 units)					737	975

Sub Total					14,151	14,475	7%
Nobles Manufacturing, Inc.	Aerospace & Defense
Subordinated Note	Manufacturing	12.0%/2.5%	10/6/2018	4,550	4,550	4,550
Preferred Equity (1,300,000 shares)					867	1,683
Common Equity (1,300,000 shares)					—	—

Sub Total					5,417	6,233	3%
Premium Franchise Brands, LLC	Commercial
(f/k/a Jan-Pro Holdings, LLC)	Cleaning	12.0%/2.0%	3/18/2017	7,794	7,794	7,794
Subordinated Note
Preferred Equity (1,054,619 shares)					832	607

Sub Total					8,626	8,401	4%
S.B. Restaurant Co. (dba Elephant Bar)
Subordinated Note	Restaurants	13.0%/1.0%	1/10/2018	7,594	7,235	7,029
Warrant (652 shares)					416	104

Sub Total					7,651	7,133	3%
Simplex Manufacturing Co.	Aerospace & Defense
Subordinated Note	Manufacturing	14.0%/0.0%	11/1/2015	4,550	4,518	4,550
Warrant (24 shares)					710	913

Sub Total					5,228	5,463	2%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

September 30, 2013 (continued) (unaudited)

(In thousands, except shares and per share data)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Tulsa Inspection Resources, Inc.	Oil & Gas
Subordinated Note	Services	14.0%/0.0%	3/12/2014	$4,000	$3,982	$4,000
Subordinated Note		17.5%/0.0%	3/12/2014	648	648	648
Warrant (6 shares)					193	2,755
Common Equity (1 share)					95	189

Sub Total					4,918	7,592	3%
United Biologics, LLC	Healthcare
Senior Secured Loan	Services	12.0%/2.0%	3/5/2017	6,798	6,358	6,798
Preferred Equity (88,968 units) (7)					1,069	1,069
Warrant (57,469 units)					566	260

Sub Total					7,993	8,127	4%
Worldwide Express Operations, LLC	Transportation
Subordinated Note	Services	11.5%/1.0%	8/1/2020	12,521	12,399	12,399
Common Equity (2,500,000 units) (7)					2,500	2,500

Sub Total					14,899	14,899	7%

Total Non-Control/Non-Affiliate Investments					203,177	206,569	94%

Total Investments					$279,890	$277,389	126%

(1)	All debt investments are income producing. Equity investments are non-income producing unless otherwise noted.
(2)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(3)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(4)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any.
(5)	See Note 2—Significant Accounting Policies, Investment Classification for definitions of Control and Affiliate classifications.
(6)	Income producing. Maturity date, if any, represents mandatory redemption date.
(7)	Investment is held by a wholly-owned subsidiary of the Company.

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

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2012 (continued)

(In thousands, except shares and per share data)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Jacob Ash Holdings, Inc.	Apparel
Subordinated Note	Distribution	13.0%/4.0%	8/11/2016	$3,500	$3,487	$3,500
Subordinated Note		13.0%/0.0%	8/11/2016	1,750	1,720	1,750
Preferred Equity (500 shares)(6)		0.0%/15.0%	8/11/2016		586	250
Warrant (129,630 shares)					67	—

Sub Total					5,860	5,500	3%
Jan-Pro Holdings, LLC	Commercial
Subordinated Note	Cleaning	12.5%/3.5%	3/18/2017	7,611	7,611	7,611
Preferred Equity (1,054,619 shares)					832	626

Sub Total					8,443	8,237	4%
K2 Industrial Services, Inc.
Subordinated Note	Industrial Cleaning	11.8%/2.0%	5/23/2017	12,273	12,224	12,273
Preferred Equity (1,200 shares)	& Coatings				1,200	1,044

Sub Total					13,424	13,317	7%
Lightning Diversion Systems, Inc.	Aerospace & Defense
Revolving Loan ($1,000 Commitment)	Manufacturing	12.0%/0.0%	6/17/2017	—	(4)	(4)
Senior Secured Loan		12.0%/0.0%	6/17/2017	7,062	7,029	7,062
Common Units (600,000 units)					600	600

Sub Total					7,625	7,658	4%
National Truck Protection Co., Inc.	Financial
Senior Secured Loan	Services	13.5%/2.0%	8/10/2017	9,000	8,938	8,938
Common Units (531 units)					450	450

Sub Total					9,388	9,388	5%
Nobles Manufacturing, Inc.	Aerospace & Defense
Subordinated Note	Manufacturing	13.0%/3.0%	4/6/2016	6,825	6,825	6,825
Preferred Equity (1,300,000 shares)					1,300	1,943
Common Equity (1,300,000 shares)					—	—

Sub Total					8,125	8,768	5%
S.B. Restaurant Co. (dba Elephant Bar)
Subordinated Note	Restaurants	13.0%/1.0%	1/10/2018	7,537	7,117	7,117
Warrant (652 shares)					416	416

Sub Total					7,533	7,533	4%
Simplex Manufacturing Co.	Aerospace & Defense
Subordinated Note	Manufacturing	13.0%/0.0%	10/31/2013	4,550	4,438	4,550
Warrant (24 shares)					710	1,058

Sub Total					5,148	5,608	3%
Tulsa Inspection Resources, Inc.	Oil & Gas
Subordinated Note	Services	14.0%/0.0%	3/12/2014	4,000	3,953	4,000
Subordinated Note		17.5%/0.0%	3/12/2014	648	648	648
Warrant (6 shares)					193	1,752
Common Equity (1 share)					95	121

Sub Total					4,889	6,521	4%
United Biologics, LLC	Healthcare
Senior Secured Loan	Services	12.0%/2.0%	3/5/2017	6,864	6,331	6,864
Preferred Equity (88,968 units) (7)					1,000	1,000
Warrant (78,148 units)					566	296

Sub Total					7,897	8,160	4%

Total Non-Control/Non-Affiliate Investments					175,249	180,698	99%

Total Investments					$260,294	$274,249	150%

(1)	All debt investments are income producing. Equity investments are non-income producing unless otherwise noted.
(2)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(3)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(4)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any.
(5)	See Note 2—Significant Accounting Policies, Investment Classification for definitions of Control and Affiliate classifications.
(6)	Income producing. Maturity date, if any, represents mandatory redemption date.
(7)	Investment is held by a wholly-owned subsidiary of the Company.

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

On February 8, 2013, the Company issued 1,725,000 shares in a follow-on public offering, including shares purchased by the underwriters pursuant to their exercise of the over-allotment option, at an offering price of $17.60 per share resulting in net proceeds to the Company of $28,857, after deducting underwriting fees and commissions and offering costs totaling $1,504. As of September 30, 2013 and December 31, 2012, the Company had 13,734,336 and 11,953,847 shares of common stock outstanding, respectively.

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

Consolidation: The Company will generally not consolidate its investments in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. As a result, the consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, including the Funds and Fidus Investment GP, LLC, the Funds’ general partner. All significant intercompany balances and transactions have been eliminated.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Fair value of financial instruments: The Company measures and discloses fair value with respect to substantially all of its financial instruments in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. See Note 4 to the consolidated financial statements for further discussion regarding the fair value measurements and hierarchy.

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

Cash and cash equivalents: Cash and cash equivalents are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company places its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits. The Company does not believe its cash balances are exposed to any significant credit risk.

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

Interest, fee and dividend income. Interest and dividend income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest and dividend income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. Dividend income is recorded at the time dividends are declared or at the point an obligation exists for the portfolio company to make a distribution. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is income or a return of capital.

The Company has investments in its portfolio that contain a payment-in-kind income provision, which represents contractual interest or dividends that are added to the principal balance of the underlying security and recorded as income. The Company stops accruing payment-in-kind income when it determines that payment-in-kind income is no longer collectible. To maintain RIC tax treatment and avoid the imposition of corporate income tax, the Company must pay substantially all of its income to its stockholders in the form of distributions, regardless of whether the Company has collected all of the corresponding cash.

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

All transaction fees received in connection with the Company’s investments are recognized as income. Such fees typically include fees for services, including structuring and advisory services, provided to portfolio companies. The Company recognizes income from fees for providing such structuring and advisory services when the services are rendered or the transactions are completed. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as fee income when received. Fee income from structuring and advisory services, amendments and prepayment penalties for the three months ended September 30, 2013 and 2012 totaled $516 and $514, respectively. Fee income from structuring and advisory services, amendments and prepayment penalties for the nine months ended September 30, 2013 and 2012 totaled $1,387 and $1,131, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

The Company also typically receives upfront loan origination or closing fees in connection with investments. Such upfront loan origination and closing fees are capitalized as unearned income offset against investment cost basis on the consolidated statement of assets and liabilities and amortized as additional interest income over the life of the investment. Upfront loan origination and closing fees received for the three months ended September 30, 2013 and 2012 totaled $159 and $172, respectively. Upfront loan origination and closing fees received for the nine months ended September 30, 2013 and 2012 totaled $576 and $447, respectively.

Non-accrual. Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt whether principal, interest or dividends will be collected. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal, interest or dividends are paid and, in management’s judgment, are likely to remain current.

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

In the future, the Funds may be limited by provisions of the SBA Act and SBA regulations governing SBICs from making certain distributions to FIC that may be necessary to enable FIC to make the minimum required distributions necessary to continue to qualify as a RIC.

The Company has certain indirect wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which generally holds one or more of the Company’s portfolio investments listed on the consolidated schedule of investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investment in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass through entities) while complying with the “source-of-income” requirements contained in the RIC tax provisions. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal corporate income tax purposes, and each Taxable Subsidiary will be subject to U.S. federal corporate income tax on its taxable income. Any such income or expense is reflected in the consolidated statements of operations.

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material uncertain income tax positions at September 30, 2013 and December 31, 2012. The 2010 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities.

Distributions to Stockholders: Distributions to stockholders are recorded on the record date. The amount, if any, to be distributed to stockholders is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, will be distributed at least annually, although the Company may decide to retain such capital gains for investment.

The determination of the tax attributes for the Company’s distributions is made annually, and is based upon the Company’s taxable income and distributions to its stockholders for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate applicable to qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax characterization of the Company’s stockholder distributions generally will include both ordinary income and capital gains but may also include qualified dividends or return of capital.

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

Note 3. Portfolio Company Investments

The Company’s portfolio investments principally consist of secured and unsecured debt investments, equity warrants and direct equity investments in privately held companies. The debt investments may or may not be secured by either a first or second lien on the assets of the portfolio company. The debt investments generally bear interest at fixed rates and generally mature between five and seven years from the original investment. In connection with a debt investment, the Company also often receives nominally priced equity warrants and/or makes a direct equity investment in the portfolio company. The Company’s warrants or equity investments may be in a holding company related to the portfolio company. In addition, the Company periodically makes equity investments in its portfolio companies through Taxable Subsidiaries. In both situations, the name of the operating company is reflected on the consolidated schedule of investments.

As of September 30, 2013, the Company had debt and equity investments in 34 portfolio companies with an aggregate fair value of $277,389 and a weighted average effective yield on its debt investments of 15.0%. At September 30, 2013, the Company held equity ownership in 85.3% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 8.1%. As of December 31, 2012, the Company had debt and equity investments in 30 portfolio companies with an aggregate fair value of $274,249 and a weighted average effective yield on its debt investments of 15.3%. At December 31, 2012, the Company held equity ownership in 93.3% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 8.4%. The weighted average yields were computed using the effective interest rates for all debt investments at cost as of September 30, 2013 and December 31, 2012, including accretion of original issue discount but excluding any debt investments on non-accrual status.

Purchases of debt and equity investments for the nine months ended September 30, 2013 and 2012 totaled $79,559 and $57,688, respectively. Repayments, including principal, return of capital dividends and realized gains, of portfolio investments for the nine months ended September 30, 2013 and 2012 totaled $90,336 and $17,883, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	September 30, 2013		December 31, 2012
Cost:
Senior secured loans	$36,848	13.2%	$32,140	12.4%
Subordinated notes	198,580	70.9	192,358	73.9
Equity	37,312	13.3	28,138	10.8
Warrants	7,150	2.6	7,658	2.9

Total	$279,890	100.0%	$260,294	100.0%

Fair value:
Senior secured loans	$37,355	13.5%	$32,736	11.9%
Subordinated notes	196,177	70.7	193,691	70.6
Equity	34,339	12.4	26,430	9.7
Warrants	9,518	3.4	21,392	7.8

Total	$277,389	100.0%	$274,249	100.0%

All investments made by the Company as of September 30, 2013 and December 31, 2012 were made in portfolio companies located in the U.S. The following tables show portfolio composition by geographic region at cost and fair value and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	September 30, 2013		December 31, 2012
Cost:
Midwest	$67,326	24.1%	$62,707	24.1%
Southwest	43,510	15.5	48,820	18.8
Northeast	66,840	23.9	43,261	16.6
Southeast	52,188	18.6	55,689	21.4
West	50,026	17.9	49,817	19.1

Total	$279,890	100.0%	$260,294	100.0%

Fair value:
Midwest	$60,526	21.8%	$60,576	22.1%
Southwest	45,416	16.4	59,650	21.8
Northeast	65,916	23.8	41,369	15.1
Southeast	51,176	18.4	56,885	20.7
West	54,355	19.6	55,769	20.3

Total	$277,389	100.0%	$274,249	100.0%

As of September 30, 2013, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio. At December 31, 2012, the Company had one portfolio company investment that represented more than 10% of the total investment portfolio. Such investment represented 11.2% of the fair value of the portfolio and 8.0% of cost as of December 31, 2012. As of September 30, 2013 and December 31, 2012, there were no investments on non-accrual status.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Level 2 — Inputs include quoted prices for similar assets in active markets, or quoted prices for identical or similar assets in markets that are not active and inputs that are observable, either directly or indirectly, for substantially the full term, if applicable, of the investment.

Level 3 — Inputs include those that are both unobservable and significant to the overall fair value measurement.

An investment’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s investment portfolio is comprised of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available. Therefore, the Company values all of its portfolio investments at fair value, as determined in good faith by the Board, using Level 3 inputs. The degree of judgment exercised by the Board in determining fair value is greatest for investments valued using Level 3 inputs. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the Board’s estimate of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and those differences may be material. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the amounts ultimately realized on these investments to be materially different than the valuations currently assigned.

With respect to investments for which market quotations are not readily available, the Company’s Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of the Company’s Investment Advisor responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with the investment committee of the Company’s Investment Advisor;

•	the Board also engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our investments for which market quotations are not readily available. The Company will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. The Board consulted with the independent valuation firm in arriving at the Company’s determination of fair value on 13 and 12 of its portfolio company investments representing 41.5% and 44.1% of the total portfolio investments at fair value as of September 30, 2013 and December 31, 2012, respectfully.

•	the audit committee of the Board reviews the preliminary valuations of the Investment Advisor and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and

•	the Board discusses these valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the Investment Advisor, the independent valuation firm(s) and the audit committee.

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

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the nine months ended September 30, 2013 and 2012.

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012 and 2013:

	Senior Secured Loans	Subordinated Notes	Equity	Warrants	Total
Balance, December 31, 2011	$14,992	$157,098	$18,852	$13,803	$204,745
Realized gain on investments	114	—	—	1,861	1,975
Net change in unrealized appreciation on investments	521	(1,495)	(1,020)	3,340	1,346
Purchase of investments	26,110	26,064	3,512	2,002	57,688
Proceeds from repayments and sales of investments	(8,547)	(7,061)	—	(2,275)	(17,883)
Interest and dividend income paid-in-kind	128	2,939	423	—	3,490
Proceeds from loan origination fees	(213)	(234)	—	—	(447)
Accretion of loan origination fees	88	63	2	—	153
Accretion of original issue discount	142	703	5	—	850

Balance, September 30, 2012	$33,335	$178,077	$21,774	$18,731	$251,917

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

	Senior Secured Loans	Subordinated Notes	Equity	Warrants	Total
Balance, December 31, 2012	$32,736	$193,691	$26,430	$21,392	$274,249
Net change in unrealized appreciation on investments	(89)	(3,738)	(1,266)	(11,366)	(16,459)
Realized gain on investments	—	259	3,941	21,492	25,692
Purchase of investments	5,621	62,921	10,775	242	79,559
Payments from repayments and sales of investments	(1,126)	(60,876)	(6,092)	(22,242)	(90,336)
Interest and dividend income paid-in-kind	103	3,483	566	—	4,152
Proceeds from loan origination fees	(45)	(508)	(23)	—	(576)
Accretion of loan origination fees	30	221	3	—	254
Accretion of original issue discount	125	724	5	—	854

Balance, September 30, 2013	$37,355	$196,177	$34,339	$9,518	$277,389

The total change in unrealized (depreciation) appreciation included in the consolidated statements of operations attributable to Level 3 investments still held at September 30, 2013 and 2012, was ($3,989) and $1,346, respectively.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 debt and equity investments as of September 30, 2013:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30, 2013	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Senior secured loans	$37,355	Market comparable companies	EBITDA multiples	4.5x – 7.5x (6.3x)
		Discounted cash flow	Weighted average cost of capital	12.6% – 16.4% (15.3%)
Subordinated notes	196,177	Market comparable companies	EBITDA multiples	4.5x – 10.4x (6.3x)
		Discounted cash flow	Weighted average cost of capital	13.3% – 53.8% (16.9%)
Equity investments:
Equity	34,339	Market comparable companies	EBITDA multiples	4.5x – 10.4x (6.3x)
Warrants	9,518	Market comparable companies	EBITDA multiples	4.5x – 9.5x (6.4x)

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. SBA debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of both September 30, 2013 and December 31, 2012, the fair value of the Company’s SBA debentures using Level 3 inputs is estimated at $144,500, which is the same as the Company’s carrying value of the debentures.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Note 5. Related Party Transactions

Investment Advisory Agreement: Concurrent with the Formation Transactions, the Company entered into the Investment Advisory Agreement with the Investment Advisor. On June 5, 2013, the Board approved the renewal of the Investment Advisory Agreement through June 20, 2014. Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Board, the Investment Advisor provides investment advisory services to the Company. For providing these services, the Investment Advisor receives a fee, consisting of two components — a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. Up to and including the first full calendar quarter of the Company’s operations, the base management fee was calculated based on the initial value of the Company’s total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the closing of the Formation Transactions. The base management fee under the Investment Advisory Agreement for the three months ended September 30, 2013 and 2012 totaled $1,329 and $1,099, respectively. The base management fee under the Investment Advisory Agreement for the nine months ended September 30, 2013 and 2012 totaled $3,940 and $3,044, respectively.

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

Pre-incentive fee net investment income does not include any realized capital gains, taxes associated with such realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter where the Company incurs a loss. For example, if the Company receives pre-incentive fee net investment income in excess of the hurdle rate (as defined below) for a quarter, the Company will pay the applicable incentive fee even if the Company has incurred a loss in that quarter due to realized and unrealized capital losses.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee for the three months ended September 30, 2013 and 2012 totaled $1,281 and $1,129, respectively. The income incentive fee for the nine months ended September 30, 2013 and 2012 totaled $3,797 and $2,903, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net realized capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Formation Transactions, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. For this purpose, cumulative aggregate realized capital gains, if any, equal the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment. Aggregate unrealized capital depreciation equals the sum of the difference, if negative, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee to be paid for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. In addition, the Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation). During the three months ended September 30, 2013, the Company recognized a reversal of accrued capital gains incentive fees of $147. During the three months ended September 30, 2012, the Company recognized accrued capital gains incentive fees totaling $515. During the nine months ended September 30, 2013 and 2012, the Company recognized accrued capital gains incentive fees totaling $1,846 and $664, respectively.

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

Administration Agreement: Concurrent with the Formation Transactions, the Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 5, 2013, the Board approved the renewal of the Administrative Agreement through June 20, 2014. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides it clerical, bookkeeping and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies to which the Company is required to provide such assistance. Under the Administration Agreement, administrative expenses for services provided for the three months ended September 30, 2013 and 2012 totaled $314 and $219, respectively. Under the Administration Agreement, administrative expenses for services provided for the nine months ended September 30, 2013 and 2012 totaled $815 and $672, respectively.

Note 6. Debt

SBA debentures: The Company uses leverage provided through the SBA debenture program to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs and such debentures are guaranteed by the SBA. The SBA has made commitments to purchase $175,000 of SBA debentures from the Company on or before September 30, 2017. Unused commitments as of September 30, 2013 were $30,500. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

As of September 30, 2013 and December 31, 2012, the Company’s issued and outstanding SBA Debentures mature as follows:

Pooling Date(1)	Maturity Date	Fixed Interest Rate	September 30, 2013	December 31, 2012
3/26/2008	3/1/2018	6.188%	$24,750	$24,750
9/24/2008	9/1/2018	6.442	11,950	11,950
3/25/2009	3/1/2019	5.337	19,750	19,750
9/23/2009	9/1/2019	4.950	10,000	10,000
3/24/2010	3/1/2020	4.825	13,000	13,000
9/22/2010	9/1/2020	3.932	12,500	12,500
3/29/2011	3/1/2021	4.801	1,550	1,550
9/21/2011	9/1/2021	3.594	3,250	3,250
3/21/2012	3/1/2022	3.483	3,250	3,250
3/21/2012	3/1/2022	3.051	19,000	19,000
9/19/2012	9/1/2022	2.530	11,000	11,000
9/19/2012	9/1/2022	3.049	11,500	11,500
3/27/2013	3/1/2023	3.155	3,000	3,000

			$144,500	$144,500

(1)	The SBA has two scheduled pooling dates for SBA debentures (in March and in September). Certain SBA debentures funded during the reporting periods may not be pooled until the subsequent pooling date.

Interest on SBA debentures is payable semi-annually on March 1 and September 1. For the three months ended September 30, 2013 and 2012, interest and fee amortization expense on outstanding SBA debentures amounted to $1,787 and $1,651, respectively. For the nine months ended September 30, 2013 and 2012, interest and fee amortization expense on outstanding SBA debentures amounted to $5,287 and $4,663, respectively. As of September 30, 2013 and December 31, 2012, accrued interest payable totaled $541 and $2,137, respectively. The weighted average fixed interest rate for all SBA debentures as of September 30, 2013 and December 31, 2012 was 4.6% and 4.5%, respectively.

Deferred financing costs as of September 30, 2013 and December 31, 2012, are as follows:

	September 30, 2013	December 31, 2012
SBA debenture commitment fees	$1,750	$1,500
SBA debenture leverage fees	3,504	3,504

Subtotal	5,254	5,004
Accumulated amortization	(1,970)	(1,590)

Net deferred financing costs	$3,284	$3,414

Note 7. Commitments and Contingencies

Commitments: As of September 30, 2013, the Company had two outstanding revolving loan commitments to portfolio companies of which $1,060 was unfunded. As of December 31, 2012, the Company had one outstanding revolving loan commitment to a portfolio company for $1,000 that was unfunded. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with financial and nonfinancial covenants.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
Per share data:
Net asset value at beginning of period	$15.32	$14.90
Net investment income(1)	0.99	1.14
Net realized gain on investments(1)	1.91	0.21
Change in net unrealized appreciation on investments(1)	(1.22)	0.14

Total increase from investment operations(1)	1.68	1.49
Accretive effect of share issuance above NAV	0.16	0.03
Dividends to stockholders	(1.18)	(1.08)
Other(2)	—	(0.07)

Net asset value at end of period	$15.98	$15.27

Market price of common stock at end of period	$19.40	$16.70

Shares outstanding at end of period	13,734,336	11,930,084
Weighted average shares outstanding during the period	13,452,768	9,599,029
Ratios to average net assets (annualized):
Expenses other than incentive fee	7.4%	8.6%
Incentive fee	3.6%	3.1%

Total expenses	11.0%	11.7%
Net investment income	8.5%	9.7%
Total return(3)	25.1%	37.1%
Net assets at end of period	$219,409	$182,120
Average debt outstanding	$144,500	$121,438
Average debt per share(1)	$10.74	$12.65
Portfolio turnover ratio (annualized)	36.7%	10.5%

(1)	Weighted average per share data.
(2)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(3)	The total return for the nine months ended September 30, 2013 and 2012 equals the change in the ending market value of the Company’s common stock plus dividends paid per share during the period, divided by the beginning common stock price and is not annualized.

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declaration and distribution during the nine months ended September 30, 2013 and 2012.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Nine Months Ended September 30, 2012:
2/10/2012	3/14/2012	3/28/2012	$0.34	$3,205	—	$—
4/30/2012	6/13/2012	6/27/2012	0.36	3,394	—	—
7/31/2012	9/11/2012	9/25/2012	0.38	4,010	30,563	512

			$1.08	$10,609	30,563	$512

Nine Months Ended September 30, 2013:
2/22/2013	3/14/2013	3/28/2013	$0.38	$4,822	20,501	$376
5/1/2013	6/12/2013	6/26/2013	0.38	4,893	17,415	313
7/31/2013	9/12/2013	9/26/2013	0.38	4,902	15,899	310
7/31/2013(1)	9/12/2013	9/26/2013	0.04	516	1,674	33

			$1.18	$15,133	55,489	$1,032

(1)	Special dividend of $0.04 per share.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

For the nine months ended September 30, 2013, $1,032 of the total $16,165 paid to stockholders represented DRIP participation. During this period, the Company satisfied the DRIP participation requirements with the issuance of 55,489 shares at an average value of $18.61 per share at the date of issuance. For the nine months ended September 30, 2012, $1,703 of the total $11,121 paid to stockholders represented DRIP participation which the Company satisfied with the purchase of 83,225 shares of common stock in the open market at an average price of $14.31 per share and issued 30,563 shares valued at $16.75 per share at the date of issuance.

Since the Company’s Formation Transactions, dividends and distributions to stockholders total $37,852 or $3.28 per share.

Note 10. Subsequent Events

On October 11, 2013, the Company invested $10,000 in subordinated notes, $188 in preferred equity and $62 in common equity of MedPlast, LLC, a leading provider of highly engineered custom plastic processing solutions serving the global healthcare market.

On October 11, 2013, the Company invested $7,000 in subordinated notes and $1,000 in preferred equity of Channel Technologies Group, LLC, a manufacturer of piezoelectric ceramics and crystals, transducers and complex navigation, and ultrasound systems used in the defense, medical and energy industries.

On October 11, 2013, the Company invested $9,500 in senior secured notes and $360 in common equity of Anatrace Products, LLC, a developer, manufacturer and global distributor of unique, high purity detergents and synthetic lipids for use in cell membrane protein studies.

On November 1, 2013, the Company made a follow-on investment of $1,478 in the subordinated notes of IOS Acquisition, Inc. in support of an add-on acquisition.

On November 4, 2013, the Board declared a regular quarterly dividend of $0.38 per share and a special dividend of $0.38 per share, both of which are payable on December 20, 2013 to stockholders of record as of December 6, 2013.

On November 5, 2013, the Company invested $11,400 in new subordinated notes of Connect-Air International, Inc. in support of a recapitalization transaction. As part of this transaction, the Company received payment in full on the subordinated notes and received a distribution of $6.1 million on its preferred interest investment. The Company realized a gain of approximately $405 in connection with the distribution.

On November 7, 2013, the Company received $4,717 as payment in full on the subordinated notes of Tulsa Inspection Resources, Inc.

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

Forward Looking Statements

Some of the statements in this quarterly report on Form 10-Q contain forward-looking information that is subject to substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our inexperience operating a BDC;

•	our dependence on key personnel of our investment advisor and our executive officers;

•	our ability to maintain or develop referral relationships;

•	our ability to manage our business effectively;

•	our use of leverage;

•	the availability of additional capital on attractive terms or at all;

•	uncertain valuations of our portfolio investments;

•	competition for investment opportunities;

•	actual and potential conflicts of interest with our investment advisor;

•	potential divergent interests of our investment advisor and our stockholders arising from our management and incentive fee structure;

•	constraint on investment due to access to material nonpublic information;

•	other potential conflicts of interest;

•	SBA regulations affecting our wholly-owned SBIC subsidiaries;

•	changes in interest rates;

•	the impact of a protracted decline in the liquidity of credit markets on our business and portfolio investments;

•	fluctuations in our quarterly operating results;

•	our ability to maintain our status as a RIC and as a BDC;

•	the timing, form and amount of any distributions from our portfolio companies;

•	changes in laws or regulations applicable to us;

•	dilution risks related to issuing shares below our current net asset value;

•	possible resignation of our investment advisor;

•	the general economy and its impact on the industries in which we invest;

•	risks associated with investing in lower middle-market companies;

•	the ability of our investment advisor to identify, invest in and monitor companies that meet our investment criteria;

•	our ability to invest in qualifying assets; and

•	our ability to identify and timely close on investment opportunities.

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

Overview

We provide customized debt and equity financing solutions to lower middle-market companies, which we define as U.S. based companies having revenues between $10.0 million and $150.0 million. Our investment objective is to provide attractive risk-adjusted returns by generating both current income from our debt investments and capital appreciation from our equity related investments. Our investment strategy includes partnering with business owners, management teams and financial sponsors by providing customized financing for ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. We seek to maintain a diversified portfolio of investments in order to help mitigate the potential effects of adverse economic events related to particular companies, regions or industries. Fidus Investment Corporation was formed as a Maryland corporation on February 14, 2011. On June 20, 2011, Fidus Investment Corporation acquired all of the limited partnership interests of Fidus Mezzanine Capital, L.P., or Fund 1, and membership interests of Fidus Mezzanine Capital GP, LLC, its general partner, through the Formation Transactions (as defined in Note 1 to the consolidated financial statements), resulting in Fund 1 becoming our wholly-owned Small Business Investment Company, or SBIC, subsidiary. Immediately following the Formation Transactions, we and Fund 1 elected to be treated as business development companies, or BDCs, under the Investment Company Act of 1940, as amended, or the 1940 Act. Our investment activities are managed by Fidus Investment Advisors, LLC, our investment advisor, and supervised by our board of directors, a majority of whom are independent of us.

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

On March 29, 2013, we commenced operations of a new wholly-owned investment fund, Fidus Mezzanine Capital II, L.P., or Fund 2 and on May 28, 2013, were granted a second license to operate Fund 2 as an SBIC. Collectively, Fund 1 and Fund 2 are referred to as the Funds. The Funds are licensed by the U.S. Small Business Administration, or the SBA, as SBICs, and we plan to continue to operate the Funds as SBICs, subject to SBA approval, and to utilize the proceeds of the sale of SBA debentures to enhance returns to our stockholders. We have also made, and continue to make, investments directly through Fidus Investment Corporation. We believe that utilizing both entities as investment vehicles provides us with access to a broader array of investment opportunities. Given our access to lower cost capital through the SBA’s SBIC debenture program, we expect that the majority of our investments will continue to be made through the Funds. As of September 30, 2013, we had investments in 34 portfolio companies with an aggregate fair value of $277.4 million and cost of $279.9 million.

Revenues: We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on equity investments. Our debt investments, whether in the form of mezzanine, senior secured or unitranche loans, typically have a term of five to seven years and bear interest at a fixed rate but may bear interest at a floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity may reflect the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or paid-in-kind income provisions, which represent contractual interest or dividends that are added to the principal balance of the underlying security. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, or structuring fees and fees for providing managerial assistance. Loan origination fees, original issue discount and market discount or premium, if any, are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans as fee income. Interest and dividend income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest and dividend income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. Dividend income is recorded as dividends are declared or at the point an obligation exists for the portfolio company to make a distribution. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is income or a return of capital.

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

Portfolio Composition, Investment Activity and Yield

During the nine months ended September 30, 2013, we invested $79.6 million in four new and ten existing portfolio companies. The new investments consisted of subordinated notes ($62.9 million, or 79.0%), a senior secured loan ($5.6 million, or 7.1%), equity securities ($10.8 million, or 13.6%) and warrants ($0.2 million, or 0.3%). During the nine months ended September 30, 2013, we received proceeds from repayments, including principal, return of capital dividends and realized gains of $90.3 million. During the nine months ended September 30, 2012, we invested $57.7 million in seven new and five existing portfolio companies. The new investments consisted of subordinated notes ($26.1 million, or 45.2%), senior secured loans ($26.1 million, or 45.2%), warrants ($3.5 million, or 6.1%) and equity securities ($2.0 million, or 3.5%). During the nine months ended September 30, 2012, we received proceeds from repayments of $17.9 million.

As of September 30, 2013, our investment portfolio totaled $277.4 million and consisted of 34 portfolio companies. As of September 30, 2013, our debt portfolio was comprised entirely of fixed rate investments. Overall, the portfolio had a net unrealized depreciation of $2.5 million as of September 30, 2013. Our average portfolio company investment at amortized cost was $8.2 million as of September 30, 2013.

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

The weighted average yield on debt investments at their cost basis at September 30, 2013 and December 31, 2012 was 15.0% and 15.3%, respectively. Yields are computed using interest rates as of the balance sheet date and include amortization of original issue discount. Yields do not include any debt investments that were on non-accrual status as of the balance sheet date.

The following table shows the portfolio composition by investment type at cost and fair value as a percentage of total investments:

	As of September 30, 2013	As of December 31, 2012
Cost
Senior secured loans	13.2%	12.4%
Subordinated notes	70.9	73.9
Equity	13.3	10.8
Warrants	2.6	2.9

Total	100.0%	100.0%

Fair Value
Senior secured loans	13.5%	11.9%
Subordinated notes	70.7	70.6
Equity	12.4	9.7
Warrants	3.4	7.8

Total	100.0%	100.0%

The following table shows the portfolio composition by geographic region at cost and fair value as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	As of September 30, 2013	As of December 31, 2012
Cost
Midwest	24.1%	24.1%
Southwest	15.5	18.8
Northeast	23.9	16.6
Southeast	18.6	21.4
West	17.9	19.1

Total	100.0%	100.0%

Fair Value
Midwest	21.8%	22.1%
Southwest	16.4	21.8
Northeast	23.8	15.1
Southeast	18.4	20.7
West	19.6	20.3

Total	100.0%	100.0%

The following tables show the detailed industry composition of our portfolio at cost and fair value as a percentage of total investments:

	As of September 30, 2013	As of December 31, 2012
Cost
Healthcare services	11.2%	12.0%
Aerospace & defense manufacturing	8.7	10.6
Oil & gas services	6.2	6.6
Industrial cleaning & coatings	5.6	5.2
Business services	5.4	—
Transportation services	5.3	8.0
Financial services	5.1	3.6
Electronic components supplier	6.6	6.8
Specialty distribution	3.5	3.6
Consumer products	4.0	—
Utility equipment manufacturing	3.6	3.8
Retail	3.6	3.7
Printing services	3.4	3.5
Commercial cleaning	3.1	3.2
Furniture rental	2.9	3.0
Information technology services	3.5	3.2
Restaurants	3.1	6.2
Healthcare products	2.4	—
Retail cleaning	3.0	3.1
Industrial products	2.2	—
Debt collection services	2.0	2.1
Laundry services	1.8	1.2
Apparel distribution	1.9	2.3
Movie theaters	1.4	5.0
Specialty cracker manufacturer	0.5	3.3

Total	100.0%	100.0%

	As of September 30, 2013	As of December 31, 2012
Fair Value
Healthcare services	11.7%	12.8%
Aerospace & defense manufacturing	10.0	11.0
Oil & gas services	7.3	6.9
Industrial cleaning & coatings	5.6	4.9
Business services	5.4	—
Transportation services	5.4	11.2
Financial services	5.2	3.4
Electronic components supplier	4.2	4.6
Specialty distribution	4.0	3.6
Consumer products	4.0	—
Utility equipment manufacturing	3.7	3.8
Retail	3.6	3.5
Printing services	3.4	3.3
Commercial cleaning	3.0	3.0
Furniture rental	3.0	3.0
Information technology services	3.0	3.0
Restaurants	3.0	5.9
Healthcare products	2.5	—
Retail cleaning	2.4	2.6
Industrial products	2.2	—
Debt collection services	2.1	2.0
Laundry services	1.8	1.4
Apparel distribution	1.8	2.0
Movie theaters	1.5	5.4
Specialty cracker manufacturer	0.2	2.7

Total	100.0%	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
Investment Rating	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
	(Dollars in thousands)
1	$30,033	10.8%	$25,480	9.3%
2	210,161	75.8	225,086	82.1
3	37,195	13.4	23,683	8.6
4	—	—	—	—
5	—	—	—	—

Totals	$277,389	100.0%	$274,249	100.0%

Based upon our investment rating system, the weighted average rating of our portfolio as of both September 30, 2013 and December 31, 2012 was 2.0. As of September 30, 2013 and December 31, 2012, we had no investments on non-accrual status.

Discussion and Analysis of Results of Operations

Comparison of three months ended September 30, 2013 and September 30, 2012

Investment Income

For the three months ended September 30, 2013, total investment income was $10.3 million, an increase of $1.3 million, or 14.3%, over the $9.0 million of total investment income for the three months ended September 30, 2012. The increase was primarily attributable to a $1.0 million increase in interest and fee income from investments due primarily to higher average levels of outstanding debt investments in the three months ended September 30, 2013 compared to the prior year period. Dividend income increased $0.3 million in the three months ended September 30, 2013 compared to the prior year period primarily due to a an increase in preferred equity investments.

Expenses

For the three months ended September 30, 2013, total expenses of $5.0 million were largely unchanged from the three months ended September 30, 2012. Increases in the base management fee, interest expense and general operating expenses were essentially offset by lower incentive fees. The base management fee increased $0.2 million due to a higher average total assets less cash and cash equivalents for the three months ended September 30, 2013 than the comparable period in 2012. Interest expense increased $0.1 million primarily as a result of higher average balances of SBA debentures outstanding during the three months ended September 30, 2013 than the comparable period in 2012. Incentive fees decreased $0.5 million due to the reversal of accrued capital gains incentive fees partially offset by higher income incentive fee. Income incentive fee increased $0.2 million to $1.3 million for the three months ended September 30, 2013 compared to $1.1 million in the prior year period due to higher net investment income. Capital gains incentive fee decreased $0.6 million due to a capital gains incentive fee reversal of $0.1 million for the three months ended September 30, 2013 compared to $0.5 million capital gains incentive fee expense in the prior year period due to lower gains on investments.

Net Investment Income

As a result of the $1.3 million increase in total investment income as compared to the nominal increase in total expenses, net investment income increased $1.3 million, or 31.8%, for the three months ended September 30, 2013 to $5.3 million compared to net investment income of $4.0 million during the three months ended September 30, 2012.

Net Increase in Net Assets Resulting From Operations

During the three months ended September 30, 2013, we recorded realized gains on investments of $24.6 million resulting from the sale of control investments in one portfolio company and non-control/non-affiliate investments in another portfolio company. For the three months ended September 30, 2012, the total realized gain/loss on investments was $2.0 million from the sale of a non-control/non-affiliate investment in one portfolio company.

During the three months ended September 30, 2013, we recorded net change in unrealized depreciation of $25.4 million comprised of $23.6 million of net unrealized depreciation on equity investments and $1.8 million of net unrealized depreciation on debt investments. The $23.6 million net unrealized depreciation on equity investments included $23.1 million of reclassifications to realized gain on investments (resulting in unrealized depreciation). The $1.8 million net unrealized depreciation on debt investments included $0.2 million of reclassifications to realized gain on investments (resulting in unrealized depreciation). During the three months ended September 30, 2012, we recorded net change in unrealized appreciation of $0.6 million comprised of $0.7 million of net unrealized appreciation on equity investments and $0.1 million of reclassifications to realized gain on investments (resulting in unrealized appreciation), partially offset by $0.2 million of net unrealized depreciation on debt investments.

As a result of these events, our net increase in net assets resulting from operations during the three months ended September 30, 2013, was $4.5 million, or a decrease of $2.1 million compared to a net increase in net assets resulting from operations of $6.6 million during the three months ended September 30, 2012.

Comparison of nine months ended September 30, 2013 and September 30, 2012

Investment Income

For the nine months ended September 30, 2013, total investment income was $30.6 million, an increase of $6.3 million, or 26.2%, over the $24.2 million of total investment income for the nine months ended September 30, 2012. The increase was primarily attributable to a $5.6 million increase in interest and fee income from investments. The increase in interest and fee income is primarily due to higher average levels of outstanding debt investments and an increase in interest income of $5.4 million in the nine months ended September 30, 2013 compared to the prior year period. Dividend income increased $0.7 million in the nine months ended September 30, 2013 compared to the prior year period primarily due to special dividends received and additional preferred equity investments in the nine months ended September 30, 2013.

Expenses

For the nine months ended September 30, 2013, total expenses were $17.1 million, an increase of $3.9 million, or 30.0%, over the $13.2 million of total expenses for the nine months ended September 30, 2012. The increase in total expenses was attributable to an increase in all expense categories. The base management fee increased $0.9 million due to a higher average total assets less cash and cash equivalents for the nine months ended September 30, 2013 than the comparable period in 2012. Incentive fees increased $2.1 million due to both higher income and capital gains incentive fees. Income incentive fee increased $0.9 million to $3.8 million for the nine months ended September 30, 2013 compared to $2.9 million in the prior year period due to higher net investment income. Capital gains incentive fee increased $1.3 million to $1.9 million for the nine months ended September 30, 2013 compared to $0.6 million in the prior year period due to higher unrealized and realized gains on investments. Interest expense increased $0.6 million primarily as a result of higher average balances of SBA debentures outstanding during the nine months ended September 30, 2013 than the comparable period in 2012.

Net Investment Income

As a result of the $6.3 million increase in total investment income as compared to the $3.9 million increase in total expenses, net investment income increased $2.4 million, or 21.8%, for the nine months ended September 30, 2013 to $13.4 million compared to net investment income of $11.0 million during the nine months ended September 30, 2012.

Net Increase in Net Assets Resulting From Operations

For the nine months ended September 30, 2013, the total realized gains from the sale of control investments totaled $22.1 million and total realized gains from the sale of non-control/non-affiliate investments totaled $3.6 million. For the nine months ended September 30, 2012, the total realized gain/loss on investments was $2.0 million from the sale of one non-control/non-affiliate investment.

During the nine months ended September 30, 2013, we recorded net change in unrealized depreciation of $16.5 million comprised of $12.6 million of net unrealized depreciation on equity investments, $3.8 million of net unrealized depreciation on debt investments. The $12.6 million net unrealized depreciation on equity investments included $12.1 million of reclassifications to realized gain on investments (resulting in unrealized depreciation). The $3.8 million net unrealized depreciation on debt investments included $0.4 million of reclassifications to realized gain on investments (resulting in unrealized depreciation). During the nine months ended September 30, 2012, we recorded net change in unrealized appreciation of $1.3 million. This consisted of $2.3 million of net unrealized appreciation on equity investments, partially offset by $1.0 million of net unrealized depreciation on debt investments.

As a result of these events, our net increase in net assets resulting from operations during the nine months ended September 30, 2013, was $22.6 million, or an increase of $8.3 million compared to a net increase in net assets resulting from operations of $14.3 million during the nine months ended September 30, 2012.

Liquidity and Capital Resources

As of September 30, 2013, we had $85.9 million in cash and cash equivalents, and our net assets totaled $219.4 million. We believe that our current cash and cash equivalents on hand, our available SBA leverage and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next 12 months. We intend to generate additional cash primarily from future offerings of securities, future borrowings as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders.

Cash Flows

For the nine months ended September 30, 2013, we experienced a net increase in cash and cash equivalents of $33.9 million. During that period, we generated $20.4 million in cash from operating activities primarily from $90.3 million of investment sale and repayments received and $13.4 million of net investment income partially offset by funding of $79.6 million of investments and $6.5 million of interest payments. During the same period, we generated $13.5 million from financing activities, consisting primarily of proceeds from a follow-on equity offering of $28.9 million, net of expenses. This increase was partially offset by cash dividends paid to stockholders of $15.1 million.

For the nine months ended September 30, 2012, we experienced a net increase in cash and cash equivalents of $29.1 million. During that period, we used $34.7 million in cash in operating activities, primarily for the funding of $57.7 million of investments, partially offset by $17.9 million of repayments received and $11.0 million of net investment income. During the same period, we generated $63.7 million from financing activities, consisting primarily of proceeds, net of expenses, of $38.0 million from a follow-on equity offering in September 2012 and $37.5 million from the issuance of SBA debentures. These increases were partially offset by $10.6 million in cash dividends paid to stockholders and $1.1 million in deferred financing fee payments.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of debt and additional equity capital. On May 28, 2013, the Company received approval for a second SBIC license through which we may issue more SBA debentures to fund additional investments. The Funds are licensed SBICs, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act of 1958, as amended, or the SBIC Act, and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The maximum amount of outstanding SBA debentures for two or more SBICs under common control cannot exceed $225.0 million. Debentures guaranteed by the SBA have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of September 30, 2013, Fund 1 had $144.5 million of outstanding SBA debentures, which had a weighted average interest rate of 4.6%. Based on its $75.0 million of regulatory capital as of September 30, 2013, Fund 1 has the current capacity to issue up to an additional $5.5 million of SBA debentures. As of September 30, 2013, Fund 2 had no outstanding SBA debentures. Based on its $25.0 million of regulatory capital as of September 30, 2013, Fund 2 has the current capacity to obtain $50.0 million in commitments to enable it to issue $50.0 million of SBA debentures. On July 15, 2013, the SBA approved our request for $25.0 million in loan commitments for Fund 2. For more information on the SBA debentures issued, please see Note 6 to our consolidated financial statements.

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

Distributions

In order to maintain our RIC status and to avoid corporate-level income tax on the income we distribute to our stockholders, we are required under the Internal Revenue Code of 1986, as amended, or the Code, to distribute at least 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. Additionally, to avoid a 4.0% nondeductible U.S. federal excise tax, we must distribute at least 98.0% of our net ordinary income and 98.2% of our capital gain net income on an annual basis as well as any net ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we previously paid no U.S. federal income tax. We intend to continue distributing regular quarterly dividends to our stockholders, as determined by our board of directors. Our most recent quarterly dividend payment to stockholders was for the three months ended September 30, 2013 and totaled $5.2 million or $0.38 per share. We also paid a special dividend in September 2013 totaling $0.6 million or $0.04 per share.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of our distributions from time to time. In the future, the Funds may be limited by provisions of the SBIC Act and SBA regulations governing SBICs from making certain distributions to us that may be necessary to enable us to make the minimum distributions to our stockholders and qualify as a RIC. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a BDC under the 1940 Act. If we do not make sufficient distributions to our stockholders on an annual basis, we will suffer adverse tax consequences, including the possible loss of our RIC status. We cannot assure stockholders that they will receive any distributions or that we will be able to maintain our RIC status.

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

We also typically receive upfront loan origination or closing fees in connection with investments. Such upfront loan origination and closing fees are capitalized as unearned income offset against investments on our consolidated statement of assets and liabilities and amortized as additional income over the life of the investment.

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

Off-Balance Sheet Arrangements

We may be party to financial instruments with off balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2013, none of our off-balance sheet arrangements had, or are reasonably likely to have, a material effect on our financial condition, revenues or results of operations, liquidity or capital resources, As of September 30, 2013, we had two outstanding revolving loan commitments to portfolio companies of which $1.1 million was unfunded. As of December 31, 2012, we had one outstanding revolving loan commitment to a portfolio company for $1.0 million that was unfunded. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with financial and nonfinancial covenants.

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

In connection with the IPO and our election to be regulated as a BDC, we applied for and received exemptive relief from the SEC on March 27, 2012 to allow us to take certain actions that would otherwise be prohibited by the 1940 Act, as applicable to BDCs. The relief permits Fidus and Fund 1to operate effectively as one company, specifically allowing them to: (1) engage in certain transactions with each other; (2) invest in securities in which the other is or proposes to be an investor; (3) file consolidated reports with the Commission; and (4) be subject to modified consolidated asset coverage requirements for senior securities issued by a BDC and its SBIC subsidiary. The fourth exemption described above allows us to exclude any indebtedness guaranteed by the SBA and issued by Fidus Mezzanine Capital, L.P. from the 200.0% asset coverage requirements applicable to us.

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

Recent Developments

On October 11, 2013, we invested $10.0 million in subordinated notes, $0.2 million in preferred equity and $0.1 million in common equity of MedPlast, LLC, a leading provider of highly engineered custom plastic processing solutions serving the global healthcare market.

On October 11, 2013, we invested $7.0 million in subordinated notes and $1.0 million in preferred equity of Channel Technologies Group, LLC, a manufacturer of piezoelectric ceramics and crystals, transducers and complex sonar navigation, and ultrasound systems used in the defense, medical and energy industries.

On October 11, 2013, we invested $9.5 million in senior secured notes and $0.4 in common equity of Anatrace Products, LLC, a developer, manufacturer and global distributor of unique, high purity detergents and synthetic lipids for use in cell membrane protein studies.

On November 1, 2013, we made a follow-on investment of $1.5 million in the subordinated notes of IOS Acquisition, Inc. in support of an add-on acquisition.

On November 4, 2013, the Board declared a regular quarterly dividend of $0.38 per share and a special dividend of $0.38 per share, both of which are payable on December 20, 2013 to stockholders of record as of December 6, 2013.

On November 5, 2013, we invested $11.4 million in new subordinated notes of Connect-Air International, Inc. in support of a recapitalization transaction. As part of the transaction, we received payment in full on the subordinated note and received a distribution of $6.1 million on its preferred interest investment. We realized a capital gain of approximately $0.4 million in connection with the distribution.

On November 7, 2013, we received $4.7 million as payment in full on the subordinated notes of Tulsa Inspection Resources, Inc.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. As of September 30, 2013, all of our debt investments bore interest at fixed rates and all of our pooled SBA debentures bore interest at fixed rates. Assuming that the consolidated statements of assets and liabilities as of September 30, 2013 and December 31, 2012 were to remain constant, a hypothetical 100 basis point change in interest rates would not have a material effect on our level of interest income from debt investments or interest expense.

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

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “1934 Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There were no changes in our internal control over financial reporting during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FIDUS INVESTMENT CORPORATION

Date: November 7, 2013	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2013	/s/ CARY L. SCHAEFER
Cary L. Schaefer
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

3.2	Bylaws of the Registrant (Filed as Exhibit (b)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

4.1	Form of Stock Certificate of the Registrant (Filed as Exhibit (d) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

4.2	Agreement to Furnish Certain Instruments (Filed as Exhibit (f)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.