Form 10-K
period 2013-12-31
FIDUS INVESTMENT Corp
filed 2014-03-06
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 28, 2013 based on the closing price on that date of $18.71 on the NASDAQ Global Select Market was $251,200,834. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 13,755,232 shares of the registrant’s common stock outstanding as of March 6, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2014 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2013.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our dependence on key personnel of our investment advisor and our executive officers;

•	our ability to maintain or develop referral relationships;

•	our use of leverage;

•	the availability of additional capital on attractive terms or at all;

•	uncertain valuations of our portfolio investments;

•	competition for investment opportunities;

•	actual and potential conflicts of interest with our investment advisor;

•	other potential conflicts of interest;

•	SBA regulations affecting our wholly-owned SBIC subsidiaries;

•	changes in interest rates;

•	the impact of a protracted decline in the liquidity of credit markets on our business and portfolio investments;

•	our ability to maintain our status as a RIC and as a BDC;

•	the timing, form and amount of any distributions from our portfolio companies;

•	changes in laws or regulations applicable to us;

•	dilution risks related to our ability to issue shares below our current net asset value;

•	possible resignation of our investment advisor or administrator;

•	the general economy and its impact on the industries in which we invest;

•	risks associated with investing in lower middle-market companies;

•	the ability of our investment advisor to identify, invest in and monitor companies that meet our investment criteria; and

•	our ability to invest in qualifying assets.

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

PART I

Except as otherwise specified, references to “we,” “us,” “our,” “Fidus” and “FIC” refer to Fidus Investment Corporation and its consolidated subsidiaries, and for the periods prior to consummation of the Formation Transactions (as defined below), Fidus Mezzanine Capital, L.P. and its consolidated subsidiaries. Some of the statements in this Annual Report constitute forward-looking statements, which apply to us and relate to future events, future performance or financial condition. The forward-looking statements involve risks and uncertainties for us and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in “Risk Factors” and elsewhere in this report.

Item 1. Business.

GENERAL

Fidus Investment Corporation was formed on February 14, 2011, for the purpose of acquiring 100.0% of the equity interests in Fidus Mezzanine Capital, L.P. (“Fund I”) and Fidus Mezzanine Capital GP, LLC (“FMCGP”), the former general partner of Fund I, raising capital in an initial public offering (“IPO”), which was completed in June 2011, and thereafter operating as an externally managed business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). We were formed to continue and to expand the business of Fund I, which was formed in February 2007 and is licensed by the U.S. Small Business Administration (the “SBA”) as a small business investment company (an “SBIC”).

On June 20, 2011, FIC acquired 100.0% of the limited partnership interests in Fund I and 100.0% of the equity interests in FMCGP, in exchange for 4,056,521 shares of common stock in FIC (the “Formation Transactions”). Fund I became FIC’s wholly-owned subsidiary, retained its license by the SBA to operate as a SBIC, and continues to hold its existing investments and make new investments. The IPO consisted of the sale of 5,370,500 shares of FIC’s common stock at a price of $15.00 per share resulting in net proceeds of $73.6 million, after deducting underwriting fees and commissions and offering costs totaling $6.9 million. The offering costs were primarily for legal and other professional services and were recorded as a reduction to additional paid-in capital.

On March 29, 2013, we commenced operations of a new wholly-owned investment fund, Fidus Mezzanine Capital II, L.P. (“Fund II”) and on May 28, 2013, were granted a second license by the SBA to operate Fund II as an SBIC. Collectively, Fund I and Fund II are referred to as the Funds. The Funds are licensed by the SBA as SBICs and we plan to continue to operate the Funds as SBICs, subject to SBA approval, and to utilize the proceeds of the sale of SBA debentures to enhance returns to our stockholders. We have also made, and continue to make, investments directly through FIC. We believe that utilizing both FIC and the Funds as investment vehicles provides us with access to a broader array of investment opportunities. Given our access to lower cost capital through the SBA’s SBIC debenture program, we expect that the majority of our investments will continue to be made through the Funds until the Funds reach their borrowing limit under the program.

As a result of the IPO and the Formation Transactions described above, we and Fund I are externally managed, closed-end, non-diversified investment companies that have elected to be treated as BDCs under the 1940 Act. Fund II will not be registered under the 1940 Act and will rely on the exclusion from the definition of investment company contained in Section 3(c)(7) of the 1940 Act. In addition, FIC has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2013, our shares were listed on the NASDAQ Global Select Market under the symbol “FDUS.”

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

As of December 31, 2013, we had debt and equity investments in 37 portfolio companies with an aggregate fair value of $307.0 million. The weighted average yield on our debt investments as of December 31, 2013 was 14.5%. The weighted average yield was computed using the effective interest rates as of December 31, 2013, including accretion of original issue discount and amortization of loan origination fees, but excluding any debt investments on non-accrual status. There can be no assurance that the weighted average yield will remain at its current level.

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

Our Advisor

Our investment activities are managed by Fidus Investment Advisors, LLC, our investment advisor, and supervised by our board of directors, a majority of whom are not “interested persons” of FIC as defined in section 2(a)(19) of the 1940 Act, and who we refer to hereafter as the Independent Directors. Pursuant to the terms of the investment advisory and management agreement, which we refer to as the Investment Advisory Agreement, our investment advisor is responsible for determining the composition of our portfolio, including sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. Our investment advisor’s investment professionals seek to capitalize on their significant deal origination and sourcing, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience. These professionals have developed a broad network of contacts within the investment community, have gained extensive experience investing in assets that constitute our primary focus and have expertise in investing across all levels of the capital structure of lower middle-market companies.

Our relationship with our investment advisor is governed by and dependent on the Investment Advisory Agreement and may be subject to conflicts of interest. We pay our investment advisor a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.75% of the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts). The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of our “pre-incentive fee net investment income” for the immediately preceding quarter, subject to a 2.0% preferred return, or “hurdle,” and a “catch up” feature. The second part is determined and payable in arrears as of the end of each fiscal year in an amount equal to 20.0% of our realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any capital gain incentive fees paid in prior years. We accrue, but do not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. For more information about how we compensate our investment advisor, see “Management and Other Agreements — Investment Advisory Agreement.”

Among other things, our board of directors is charged with protecting our interests by monitoring how our investment advisor addresses conflicts of interest associated with its management services and compensation. Our board of directors is not expected to review or approve each borrowing or incurrence of leverage. However, our board of directors periodically reviews our investment advisor’s portfolio management decisions and portfolio performance. In addition, our board of directors at least annually reviews the services provided by and fees paid to our investment advisor. In connection with these reviews, our board of directors, including a majority of our Independent Directors, considers whether the fees and expenses (including those related to leverage) that we pay to our investment advisor are fair and reasonable in relation to the services provided.

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

Benefiting from Lower Cost of Capital. The Funds’ SBIC licenses allow us to issue SBA debentures. These SBA debentures carry long-term fixed rates that are generally lower than rates on comparable bank and public debt. Because lower-cost SBA leverage is, and will continue to be, a significant part of our funding strategy, our relative cost of debt capital should be lower than many of our competitors. The SBA regulations currently limit the amount that is available to be borrowed by the Funds to $225.0 million in aggregate.

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

Senior Secured Loans. We will also opportunistically structure some of our debt investments as senior secured or unitranche loans. Senior secured loans will typically provide for a fixed interest rate and may contain some minimum principal amortization, excess cash flow sweep features and prepayment penalties. Senior secured loans are secured by a first or second priority lien in all existing and future assets of the borrower and may take the form of term loans or revolving lines of credit. Unitranche debt financing involves issuing one debt security that blends the risk and return profiles of both secured and subordinated debt. We believe that unitranche debt can be attractive for many lower middle-market companies given their size in order to reduce structural complexity and potential conflicts among creditors.

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

•	business services;	•	niche manufacturing;

•	industrial products and services;	•	defense and aerospace;

•	value-added distribution;	•	transportation and logistics;

•	healthcare products and services;	•	information technology services; and

•	consumer products and services (including retail, food and beverage);	•	energy services.

As of December 31, 2013, we had investments in 37 portfolio companies with an aggregate fair value of $307.0 million. As of December 31, 2012, we had investments in 30 portfolio companies with an aggregate fair value of $274.2 million.

The following table shows the portfolio composition by geographic region at fair value as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	Fair Value As of December 31,
	2013	2012
West	24.9%	20.3%
Midwest	21.9	22.1
Northeast	19.4	15.1
Southeast	17.9	20.7
Southwest	15.9	21.8

Total	100.0%	100.0%

The following table shows the detailed industry segment composition of our portfolio at fair value as a percentage of total investments.

	Fair Value As of December 31,
	2013	2012
Aerospace & defense manufacturing	11.2%	11.0%
Healthcare services	10.6	12.8
Healthcare products	8.8	—
Industrial cleaning & coatings	5.1	4.9
Transportation services	4.9	11.2
Financial Services	4.8	3.4
Oil & gas services	4.6	6.9
Specialty distribution	4.3	3.6
Consumer products	3.7	—
Electronic components supplier	3.6	4.6
Safety products manufacturing	3.5	—
Utility equipment manufacturing	3.5	3.8
Retail	3.3	3.5
Printing services	3.1	3.3
Furniture rental	2.8	3.0
Commercial cleaning	2.7	3.0
Information technology services	2.6	3.0
Components manufacturing	2.6	—
Business services	2.4	—
Retail cleaning	2.3	2.6
Industrial products	2.0	—
Restaurants	1.9	5.9
Debt collection services	1.9	2.0
Laundry services	1.8	1.4
Apparel distribution	1.6	2.0
Specialty cracker manufacturing	0.4	2.7
Movie theaters	—	5.4

Total	100.0%	100.0%

Investment Criteria/Guidelines

We use the following criteria and guidelines in evaluating investment opportunities and constructing our portfolio. However, not all of these criteria and guidelines have been, or will be, met in connection with each of our investments.

Value Orientation / Positive Cash Flow. Our investment advisor places a premium on analysis of business fundamentals from an investor’s perspective and has a distinct value orientation. We focus on companies with proven business models in which we can invest at relatively low multiples of operating cash flow. We also typically invest in portfolio companies with a history of profitability and minimum trailing twelve month EBITDA of $3.0 million. We do not invest in start-up companies, “turn-around” situations or companies that we believe have unproven business plans.

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

Niche Market Leaders with Defensible Market Positions. We seek to invest in portfolio companies that have developed defensible and/or leading positions within their respective markets or market niches and are well positioned to capitalize on growth opportunities. We favor companies that demonstrate significant competitive advantages, which we believe helps to protect their market position and profitability.

Diversified Customer and Supplier Base. We prefer to invest in portfolio companies that have a diversified customer and supplier base. Companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation and shifting customer preferences.

Significant Invested Capital. We believe the existence of significant underlying equity value provides important support to our debt investments. With respect to our debt investments, we look for portfolio companies where we believe aggregate enterprise value significantly exceeds aggregate indebtedness, after consideration of our investment.

Viable Exit Strategy. We invest in portfolio companies that we believe will provide a steady stream of cash flow to repay our loans and reinvest in their respective businesses. In addition, we seek to invest in companies whose business models and expected future cash flows offer attractive exit possibilities for our equity investments. We expect to exit our investments typically through one of three scenarios: (a) the sale of the portfolio company resulting in repayment of all outstanding debt and equity; (b) the recapitalization of the portfolio company through which our investments are replaced with debt or equity from a third party or parties; or (c) the repayment of the initial or remaining principal amount of our debt investment from cash flow generated by the portfolio company. In some investments, there may be scheduled amortization of some portion of our debt investment that would result in a partial exit of our investment prior to the maturity of the debt investment.

Investment Committees

Our investment advisor has formed an investment committee to evaluate and approve all of the investments for FIC, and an investment committee to evaluate and approve all of the Funds’ investments. The investment committee process is intended to bring the diverse experience and perspectives of the committee’s members to the analysis and consideration of each investment. The investment committees also serve to provide investment consistency and adherence to our investment advisor’s core investment philosophy and policies. The investment committees also determine appropriate investment sizing and suggest ongoing monitoring requirements.

The members of the investment committees that advise FIC and the Funds are the same and include Edward H. Ross, Thomas C. Lauer, John H. Grigg, John J. Ross, II, Paul E. Tierney, Jr. and W. Andrew Worth. For

purposes of discussion herein, any reference to “investment committee” refers to both the investment committee that advises FIC and the investment committee that advises the Funds.

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

Upon successful completion of the screening process, the deal team prepares a screening memorandum and makes a recommendation to the investment committee. At this time, the investment committee will also consider whether the investment would be made by us or through our SBIC subsidiaries. If the investment committee supports the deal team’s recommendation, the deal team issues a non-binding term sheet to the portfolio company. Such a term sheet will typically include the key economic terms based on our analysis conducted during the screening process as well as a proposed timeline. Upon agreement on a term sheet with the portfolio company, our investment advisor will begin a formal diligence and underwriting process.

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

During the due diligence process, significant attention is given to sensitivity analyses and how the portfolio company might be expected to perform given various scenarios, including downside, “base case” and upside. Upon satisfactory completion of the due diligence review process, the deal team will present their findings and a recommendation to the investment committee. If the investment committee supports the deal team’s recommendation, the deal team will proceed with negotiating and documenting the investment.

Documentation and Closing. Our investment advisor works with the management of the portfolio company and its other capital providers, including as applicable, senior, junior and equity capital providers to structure an investment. Our investment advisor structures each investment with an acute focus on capital preservation and will tailor the terms of each investment to the facts and circumstances of the transaction and the prospective portfolio company. We seek to limit the downside potential of our investments by:

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

As part of the monitoring process, the deal team conducts a comprehensive review of the financial and operating results of each portfolio company that includes a review of the monthly/quarterly financials relative to prior year and budget, review financial projections including cash flow and liquidity needs, meet with management, attend board meetings and review compliance certificates and covenants. We will maintain an ongoing dialogue with the management and any controlling equity holders of a portfolio company that will include discussions about the company’s business plans and growth opportunities and any changes in industry and competitive dynamics. While we maintain limited involvement in the ordinary course operations of our portfolio companies, we may maintain a higher level of involvement in non-ordinary course financing or strategic activities and any non-performing scenarios. Our investment advisor’s portfolio management will also include quarterly portfolio reviews with all investment professionals and investment committee members.

Investment Rating System

In addition to various risk management and monitoring tools, our investment advisor also uses an internally developed investment rating system to characterize and monitor the credit profile and our expected level of returns on each investment in our portfolio. We use a five-level numeric rating scale. The following is a description of the conditions associated with each investment rating:

•

Investment Rating 1: Investments that involve the least amount of risk in our portfolio. The portfolio company is performing above expectations and the trends and risk factors are favorable, and may include an expected capital gain.

•

Investment Rating 2: Investments that involve a level of risk similar to the risk at the time of origination. The portfolio company is performing substantially within our expectations, and the risks factors are neutral or favorable. All new investments are initially rated 2.

•

Investment Rating 3: Investments that are performing below our expectations and indicates the investment’s risk has increased somewhat since origination. The portfolio company requires closer monitoring, but where we expect no loss of investment return (interest and/or dividends) or principal. Portfolio companies with a rating of 3 may be out of compliance with financial covenants, but payments are generally not past due.

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

As of both December 31, 2013 and 2012, the weighted average investment rating of the investments in our portfolio was 2.0. The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value.

	As of December 31, 2013		As of December 31, 2012
Investment Rating	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
	(dollars in thousands)
1	$44,572	14.5%	$25,480	9.3%
2	229,113	74.6	225,086	82.1
3	30,322	9.9	23,683	8.6
4	—	—	—	—
5	2,974	1.0	—	—

Totals	$306,981	100.0%	$274,249	100.0%

Determination of Net Asset Value and Valuation Process

We determine the net asset value per share of our common stock on at least a quarterly basis, and more frequently if we are required to do so pursuant to an equity offering or pursuant to applicable federal laws and regulations. The net asset value per share is equal to the carrying value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. Our business plan calls for us to invest primarily in illiquid securities issued by private companies. These portfolio investments may be subject to restrictions on resale and will generally have no established trading market. Because there is not a readily available market for substantially all of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors using a documented valuation policy and consistently applied valuation process in accordance with authoritative accounting guidelines. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Estimates — Valuation of Portfolio Investments.”

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance typically involves, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Our investment advisor, acting as our administrator, provides such managerial assistance on our behalf to portfolio companies that request this assistance. We may receive fees for these services and will reimburse our investment advisor, acting as our administrator, for its allocated costs in providing such assistance.

Competition

Our primary competitors in providing financing to lower middle-market companies include public and private funds, other BDCs, SBICs, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our RIC status.

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

Incentive Fee

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee and any organizing and offering costs). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market discount, debt instruments with payment-in-kind interest, preferred stock with payment-in-kind dividends and zero-coupon securities), accrued income that we have not yet received in cash. Our investment advisor is not under any obligation to reimburse us for any part of the incentive fee it receives that was based on accrued interest that we never actually receive.

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee for a quarter where we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the hurdle rate (as defined below) for a quarter, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses.

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

We pay our investment advisor an incentive fee with respect to our pre-incentive fee net investment income earned in each calendar quarter as follows:

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

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or, upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of our net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid to our investment advisor, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of our portfolio in all prior years. We accrue, but do not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate.

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
=100.0% × (2.2625% – 2.0%)
=0.2625%

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

Investment income (including interest, dividends, fees, etc.) = 3.5%

Hurdle rate(1) = 2.0%

Management fee(2) = 0.4375%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.2%

Pre-incentive fee net investment income

(investment income – (management fee + other expenses)) = 2.8625%

Incentive fee = 100.0% × pre-incentive fee net investment income (subject to “catch-up”)(4)

Incentive fee = 100.0% × “catch-up” + (20.0% × (pre-incentive fee net investment income – 2.5%))

“Catch-up”	= 2.5% – 2.0%
=0.5%

Incentive fee	=(100.0% × 0.5%)+(20.0% × (2.8625% – 2.5%))
=0.5% + (20.0% × 0.3625%)
=0.5% + 0.0725%
=0.575%

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

Example 2: Capital Gains Portion of Incentive Fee(*):

Alternative 1

Assumptions

Year 1 : $5.0 million investment made in Company A (“Investment A”), and $7.5 million investment made in Company B (“Investment B”)

Year 2 : Investment A sold for $12.5 million and fair market value (“FMV”) of Investment B determined to be $8.0 million

Year 3 : FMV of Investment B determined to be $6.25 million

Year 4 : Investment B sold for $7.75 million

The capital gains portion of the incentive fee would be:

Year 1 : None

Year 2 : Capital gains incentive fee of $1.5 million — ($7.5 million realized capital gains on sale of Investment A multiplied by 20.0%)

Year 3 : None — $1.25 million (20.0% multiplied by ($7.5 million cumulative capital gains less $1.25 million cumulative capital depreciation)) less $1.5 million (previous capital gains fee paid in Year 2)

Year 4 : Capital gains incentive fee of $50,000 — $1.55 million ($7.75 million cumulative realized capital gains multiplied by 20.0%) less $1.5 million (capital gains incentive fee taken in Year 2)

Alternative 2

Assumptions

Year 1 : $4.0 million investment made in Company A (“Investment A”), $7.5 million investment made in Company B (“Investment B”) and $6.25 million investment made in Company C (“Investment C”)

Year 2 : Investment A sold for $12.5 million, FMV of Investment B determined to be $6.25 million and FMV of Investment C determined to be $6.25 million

Year 3 : FMV of Investment B determined to be $6.75 million and Investment C sold for $7.5 million

Year 4 : FMV of Investment B determined to be $8.75 million

Year 5 : Investment B sold for $5.0 million

The capital gains incentive fee, if any, would be:

Year 1 : None

Year 2 : $1.45 million capital gains incentive fee — 20.0% multiplied by $7.25 million ($8.5 million realized capital gains on Investment A less $1.25 million unrealized capital depreciation on Investment B)

Year 3 : $0.35 million capital gains incentive fee(1) — $1.8 million (20.0% multiplied by $9.0 million ($9.75 million cumulative realized capital gains less $0.75 million unrealized capital depreciation)) less $1.45 million capital gains incentive fee received in Year 2

Year 4 : None

Year 5 : None — $1.45 million (20.0% multiplied by $7.25 million (cumulative realized capital gains of $9.75 million less realized capital losses of $2.5 million)) is less than $1.8 million cumulative capital gains incentive fee paid in Year 2 and
Year 3(2)

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

Duration and Termination

At an in-person meeting of our board of directors on June 5, 2013, our board of directors, including a majority of the Independent Directors, voted to approve the continuation of the Investment Advisory Agreement to June 20, 2014. Unless terminated earlier, the Investment Advisory Agreement will automatically renew for successive annual periods if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities (as that term is defined in the 1940 ACT), including, in either case, approval by a majority of the Independent Directors.

In reaching a decision to approve the current Investment Advisory Agreement, our board of directors reviewed information comparing our investment performance to other externally managed BDCs with similar investment objectives and to appropriate market indices. The board also reviewed other information and considered, among other things:

•

the nature, extent and quality of the advisory and other services (including administrative services provided under the Administrative Agreement as discussed below) provided to us by our investment advisor;

•	the fee structure of comparative externally managed BDCs with similar investment objectives;

•	our projected operating expenses and expense ratio compared to BDCs with similar investment objectives;

•	our investment advisor’s estimated pro forma profitability with respect to managing us and providing administrative services under the Administrative Agreement;

•	the limited potential for our investment advisor and its affiliates to derive additional “fall-out” benefits as a result of our relationship with our investment advisor; and

•	various other matters.

Our board of directors did not rank or otherwise assign relative weights to the specific factors it considered in connection with its evaluation of the Investment Advisory Agreement, nor did it undertake to make any specific determination as to whether any particular factor, or any aspect of any particular factor, was favorable or unfavorable to the ultimate decision made by our board of directors. Rather, our board of directors based its approval of the Investment Advisory Agreement on the totality of information presented to it. In considering the factors discussed above, individual directors may have given different weights to different factors.

Based on the information reviewed and the factors discussed above, our board of directors (including the Independent Directors) concluded that the terms of the Investment Advisory Agreement, including the fee rates thereunder, are fair and reasonable in relation to the services provided and approved the continuation of the Investment Advisory Agreement as being in the best interests of FIC and our stockholders.

The Investment Advisory Agreement will automatically terminate in the event of its assignment and it may be terminated by either party without penalty upon 60 days’ written notice to the other party. The holders of a majority of our outstanding voting securities (as that term is defined in the 1940 Act), by vote, may also terminate the Investment Advisory Agreement without penalty.

Conflicts of interest may arise if our investment advisor seeks to change the terms of the Investment Advisory Agreement, including, for example, the amount of the base management fee, the incentive fee or other compensation terms. In general, material amendments to the Investment Advisory Agreement must be approved by the affirmative vote of the holders of a majority of our outstanding voting securities (as that term is defined in the 1940 Act) and by a majority of our Independent Directors.

See “Risk Factors — Risks Relating to our Business and Structure — We are dependent upon our investment advisor’s managing members and our executive officers for our future success. If our investment advisor was to lose any of its managing members or we lose any of our executive officers, our ability to achieve our investment objective could be significantly harmed.”

On March 4, 2014, our board of directors, including all of our Independent Directors, approved an amendment to the Investment Advisory Agreement to resolve an error related to the calculation of the capital gains incentive fee payable to our investment advisor. As previously drafted, the Investment Advisory Agreement required that the capital gains incentive fee be paid on cumulative net capital gains calculated based on the original cost of each portfolio investment. For purposes of reporting net capital gains and making capital gain distributions to our shareholders, however, generally accepted accounting principles in the United States of America (“GAAP”), applicable tax guidance and relevant SEC regulations require that net capital gains be calculated based on accreted and amortized cost. FIC determined that, in every applicable case, calculating the cumulative net capital gains based on original cost would result in a larger gain than if the gain was calculated based on accreted and amortized cost, therefore, would produce a larger capital gains incentive fee payable. Our board of directors, including our Independent Directors, determined that it was in the best interests of our shareholders to amend the Investment Advisory Agreement to remove the references to original cost. Our board of directors, including all of our Independent Directors, also determined that it would not be in the best interest of FIC or our shareholders to incur the cost of seeking shareholder approval of an amendment to the Investment Advisory Agreement that: (i) results in a permanent decrease in the capital gains incentive fee; (ii) does not otherwise reduce or modify in any respect the quality or quantity of the services provided by our investment advisor; and (iii) does not otherwise alter FIC’s obligation to seek shareholder approval of any future proposed material amendments to the Investment Advisory Agreement. Our board of directors also considered that as of December 31, 2012 and 2011, net realized capital gains were less than unrealized depreciation on investments on a cumulative basis. Therefore, there was no capital gains incentive fee payable at December 31, 2012 or 2011. We accrued, but did not pay, capital gains incentive fees for the year ended December 31, 2012 and the period June 21, 2011 through December 31, 2011 based on unrealized appreciation calculated in accordance with GAAP. The amendment to the Investment Advisory Agreement was effective March 4, 2014 and had the effect of reducing the capital gains incentive fee payable as of December 31, 2013, which had not yet been calculated and paid.

Indemnification

The Investment Advisory Agreement provides that, absent willful misconduct, bad faith or gross negligence in the performance of its duties under the Investment Advisory Agreement or by reason of the reckless disregard of its duties and obligations under the Investment Advisory Agreement, our investment advisor and its affiliates, and their respective officers, directors, members, managers, partners, stockholders and employees, are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our investment advisor’s performance of its duties and obligations under the Investment Advisory Agreement or otherwise as our investment advisor.

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

At an in-person meeting of our board of directors on June 5, 2013, our board of directors, including a majority of the Independent Directors, voted to approve the continuation of the Administration Agreement to June 20, 2014. Unless terminated earlier, the Administration Agreement will automatically renew for successive annual periods if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities (as that term is defined in the 1940 Act), including, in either case, approval by a majority of our Independent Directors. In making the decision to approve the continuation of the Administration Agreement, our board of directors took into account, to the extent relevant, certain information set forth above under “Investment Advisory Agreement — Duration and Termination” with respect to its consideration of the Investment Advisory Agreement.

The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. The holders of a majority of our outstanding voting securities (as that term is defined in the 1940 Act) may also terminate the Administration Agreement without penalty.

Indemnification

The Administration Agreement provides that, absent willful misconduct, bad faith or gross negligence in the performance of its duties under the Administration Agreement or by reason of the reckless disregard of its duties and obligations under the Administration Agreement, our investment advisor and its affiliates, and their respective officers, directors, members, managers, stockholders and employees, are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our investment advisor’s performance of its duties or obligations under the Administration Agreement or otherwise as our administrator.

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

Regulation

General

We and Fund I have elected to be treated as BDCs under the 1940 Act and we have elected to be treated as a RIC under Subchapter M of the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisors), principal underwriters and affiliates of those affiliates or principal underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities, as that term is defined in the 1940 Act.

We may invest up to 100.0% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly-traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3.0% of the total outstanding voting stock of any investment company, invest more than 5.0% of the value of our total assets in securities issued by one investment company or invest more than 10.0% of the value of our total assets in securities issued by more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. These policies are not fundamental and, as a result, each may be changed by the vote of a majority of our board of directors without stockholder approval.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70.0% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

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

Managerial Assistance to Portfolio Companies

A BDC must be organized and have its principal place of business in the U.S. and must be operated for the purpose of making investments in the types of securities described in (a), (b) or (c) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70.0% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance; except that, when the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Our investment advisor, acting as our administrator, has agreed to provide such managerial assistance on our behalf to portfolio companies that request this assistance.

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70.0% of our assets are invested in qualifying assets or temporary investments. We may from time to time invest in U.S. Treasury bills or in repurchase agreements, so long as the agreements are fully collateralized by cash or securities issued by the U.S. government, including securities issued by certain U.S. government agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25.0% of our total assets constitute repurchase agreements from a single counterparty (other than repurchase agreements fully collateralized by U.S. government securities), we would not satisfy the asset diversification requirements for qualification as a RIC for U.S. federal income tax purposes. Accordingly, we do not intend to enter into any such repurchase agreements that would cause us to fail such asset diversification requirements. Our investment advisor monitors the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

Codes of Ethics

We, Fund I and our investment advisor have each adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Additionally, our investment advisor has adopted a code of ethics pursuant to rule 204A-1 under the Advisers Act and in accordance with Rule 17j-1(c). Personnel subject to the code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy these codes at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0300. You may also obtain copies of the joint code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549. The joint code of ethics is also available on our website at www.fdus.com. We have also adopted a code of business conduct that is applicable to all officers, directors and employees of Fidus and our investment advisor that is available on our website.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our investment advisor. The proxy voting policies and procedures of our investment advisor are set out below. The guidelines are reviewed periodically by our investment advisor and our Independent Directors, and, accordingly, are subject to change. For purposes of these proxy voting policies and procedures described below, “we,” “our” and “us” refer to our investment advisor.

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

Compliance Policies and Procedures

We, Fund I and our investment advisor have each adopted and implemented written policies and procedures reasonably designed to prevent violation of federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our chief compliance officer is responsible for administering these policies and procedures.

Privacy Principles

We are committed to maintaining the privacy of our stockholders and to safeguarding their nonpublic personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

From time to time, we may receive nonpublic personal information relating to our stockholders. We do not disclose nonpublic personal information about our stockholders or former stockholders to anyone, except as required by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third-party administrator).

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

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, prior approval by the SEC. On March 27, 2012, the SEC granted us and Fund I exemptive relief allowing us to operate effectively as one company and to take certain actions, including engaging in certain transactions with our affiliates, and to be subject to modified consolidated asset coverage requirements for senior securities issued by a BDC, that would otherwise be prohibited by the 1940 Act. We have submitted an application to amend such exemptive relief to include Fund II, but we have not yet received SEC approval. Until we receive such amended relief, any SBA debentures issued by Fund II will be subject to a 200.0% asset coverage requirement.

Small Business Administration Regulations

The Funds are licensed by the SBA to operate as SBICs under Section 301(c) of the Small Business Investment Act of 1958. Fund I received its SBIC license on October 22, 2007 and Fund II received its SBIC license on May 28, 2013. We may issue SBA debentures to fund additional investments through the Funds.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs can provide financing in the form of debt and/or equity securities and provide consulting and advisory services to “eligible” small businesses. The Funds have typically invested in senior subordinated debt, acquired warrants and/or made other equity investments in qualifying small businesses.

Under current SBA regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $18.0 million and have average annual net income after U.S. federal income taxes not exceeding $6.0 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote between 20.0% and 25.0% (depending upon when it was licensed, when it obtained leverage commitments, the amount of leverage drawn and when financings occur) of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern generally includes businesses (including their affiliates) that have a tangible net worth not exceeding $6.0 million and have average annual net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller concern, which criteria depend on the industry in which the business (including its affiliates) is engaged and are based on the number of employees and gross revenue. However, once an SBIC has invested in a portfolio company, it may continue to make follow-on investments in the portfolio company, regardless of the size of the portfolio company at the time of the follow-on investment, up to the time of the portfolio company’s initial public offering.

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

An SBIC (or group of SBICs under common control) may generally have outstanding debentures guaranteed by the SBA in amounts up to two times the amount of the regulatory capital of the SBIC(s). Debentures guaranteed by the SBA have a maturity of ten years, require semi-annual payments of interest, and do not require any principal payments prior to maturity. As of December 31, 2013, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that may be issued by two or more SBICs under common control was $225.0 million.

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

We will be subject to a 4.0% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98.0% of our investment company taxable income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year (or, if we so elect, for that calendar year) and (3) any income recognized, but not distributed, in the preceding calendar year and on which we paid no U.S. federal income tax.

In order to maintain our status as a RIC for U.S. federal income tax purposes, we must, among other things:

•	meet the Annual Distribution Requirement;

•	qualify to be treated as a BDC or be registered as a management investment company under the 1940 Act at all times during each taxable year;

•

derive in each taxable year at least 90.0% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or foreign currencies, other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from an interest in a “qualified publicly traded partnership” (as defined in Subchapter M of the Code), or the 90% Income Test; and

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

We may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount or debt instruments with payment-in-kind interest, we must include in income each year a portion of the original issue discount that accrues over the life of the obligation and payment-in-kind interest, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to our receipt of cash.

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

As a RIC, we are not allowed to carry forward or carry back a net operating loss for purposes of computing our investment company taxable income in other taxable years. U.S. federal income tax law generally permits a RIC to carry forward (i) the excess of its net short-term capital loss over its net long-term capital gain for a given year as a short-term capital loss arising on the first day of the following year and (ii) the excess of its net long-term capital loss over its net short-term capital gain for a given year as a long- term capital loss arising on the first day of the following year. However, future transactions we engage in may cause our ability to use any capital loss carryforwards, and unrealized losses once realized, to be limited under Section 382 of the Code.

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

As described above, to the extent that we invest in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes, the effect of such investments for purposes of the 90% Income Test and the Diversification Tests will depend on whether or not the partnership is a “qualified publicly traded partnership” (as defined in Subchapter M of the Code). If the partnership is a “qualified publicly traded partnership,” the net income derived from such investments will be qualifying income for purposes of the 90% Income Test and will be “securities” for purposes of the Diversification Tests. If the partnership, however, is not treated as a “qualified publicly traded partnership,” then the consequences of an investment in the partnership will depend upon the amount and type of income and assets of the partnership allocable to us. The income derived from such investments may not be qualifying income for purposes of the 90% Income Test and, therefore, could adversely affect our qualification as a RIC. We intend to monitor our investments in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes to prevent our disqualification as a RIC.

We may invest in preferred securities or other securities the U.S. federal income tax treatment of which may not be clear or may be subject to recharacterization by the IRS. To the extent the tax treatment of such securities or the income from such securities differs from the expected tax treatment, it could affect the timing or character of income recognized, requiring us to purchase or sell securities, or otherwise change our portfolio, in order to comply with the tax rules applicable to RICs under Subchapter M of the Code.

We may make distributions that are payable in cash or shares of our stock at the election of each stockholder. Under certain applicable provisions of Subchapter M of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders may be treated as taxable dividends to the extent of the distributing corporation’s current and accumulated earnings and profits. The Internal Revenue Service has issued private letter rulings indicating that such treatment will apply under circumstances in which the total amount of cash distributed is limited to as little as 20.0% of the total distribution. If we decide to make any distributions that are payable in part in shares of our stock, U.S. stockholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, shares of our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. federal tax with respect to such distributions, including in respect of all or a portion of such distributions that are payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on such distributions, it may put downward pressure on the trading price of shares of our stock.

We may decide to retain some or all of our long-term capital gains in excess of the amount required to satisfy the Annual Distribution Requirement, but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount on behalf of the stockholders. Each U.S. stockholder will be required to include his, her or its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the stockholder will be entitled to claim a credit equal to his, her or its allocable share of the tax paid thereon by us. Since non-U.S. stockholders generally would not have U.S. tax liability with respect to the deemed capital gain distribution, they would not be entitled to credit the tax paid by us for U.S. tax purposes. Whether non-U.S. stockholders could claim a credit with respect to their non-U.S. tax liability will depend on the foreign tax credit rules of the country in which they are a resident.

Failure to Qualify as a RIC

If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions are applicable (which may, among other things, require us to pay certain corporate-level U.S. federal taxes or to dispose of certain assets).

If we were unable to obtain tax treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would distributions be compulsory. Distributions would generally be taxable to our stockholders as dividend income to the extent of our current and accumulated earnings and profits (in the case of noncorporate U.S. stockholders, at a maximum federal income tax rate applicable to qualified dividend income of 20.0%). Subject to certain limitations under Subchapter M of the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

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

We depend on the investment expertise, skill and network of business contacts of the managing members of our investment advisor, who evaluate, negotiate, structure, execute and monitor our investments. Our future success will depend to a significant extent on the continued service and coordination of the investment professionals of our investment advisor and executive officers, particularly Edward H. Ross, John J. Ross, II, Thomas C. Lauer, W. Andrew Worth and Cary L. Schaefer. Although Messrs. E. Ross, Lauer and Worth and Ms. Schaefer intend to devote all of their business time to our operations, they may have other demands on their time in the future. Mr. J. Ross will not devote all of his business time to our operations and will have other demands on his time as a result of other activities. The departure of any of these individuals could have a material adverse effect on our ability to achieve our investment objective.

Our business model depends, to a significant extent, upon strong referral relationships with financial institutions, sponsors and investment professionals. Any inability of our investment advisor to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

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

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in us. The Funds borrow from and issue debt securities to the SBA, and we may borrow from banks and other lenders in the future. The SBA has fixed dollar claims on the Funds’ assets that are superior to the claims of our stockholders. We may also borrow from banks and other lenders or issue additional senior securities including preferred stock and debt securities in the future. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not used leverage. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our stockholders. Leverage is generally considered a speculative investment technique.

Our ability to achieve our investment objectives may depend in part on our ability to achieve additional leverage on favorable terms by borrowing from the SBA, banks or other lenders, and there can be no assurance that such additional leverage can in fact be achieved.

As a BDC, we are generally required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings (other than Fund I’s SBA leverage under the terms of SEC exemptive relief granted March 27, 2012) and any preferred stock we may issue in the future, of at least 200.0%. If this ratio declines below 200.0%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on Our Portfolio

(Net of Expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder(1)	(20.5)%	(11.8)%	(3.1)%	5.6%	14.3%

(1)	Assumes $367.3 million in total assets, $144.5 million in outstanding SBA debentures and $211.1 million in net assets as of December 31, 2013 and an average cost of funds of 4.6%.

Pending legislation may allow us to incur additional leverage.

As a BDC, under the 1940 Act generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200.0% (i.e., the amount of debt may not exceed 50.0% of the value of our assets). Legislation pending reintroduction to the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the percentage from 200.0% to 150.0%. If such legislation were to pass, we would be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

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

We adjust quarterly the valuation of our portfolio to reflect the determination of our board of directors of the fair value of each investment in our portfolio. Any changes in fair value from the prior period are recorded in our consolidated statement of operations as net change in unrealized appreciation or depreciation.

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

The management and incentive fees paid to our investment advisor are based on our total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts), and our investor advisor may therefore benefit when we incur debt or use leverage. This fee structure may encourage our investment advisor to cause us to borrow money to finance additional investments. Under certain circumstances, the use of borrowed money may increase the likelihood of default, which would disfavor our stockholders. Our board of directors is charged with protecting our interests by monitoring how our investment advisor addresses these and other conflicts of interests. Our board of directors is not expected to review or approve each borrowing or incurrence of leverage. However, our board of directors, periodically reviews our investment advisor’s portfolio management decisions and portfolio performance. In addition, our board of directors at least annually reviews the services provided by and fees paid to our investment advisor. In connection with these reviews, our board of directors, including a majority of our Independent Directors, considers whether the fees and expenses (including those related to leverage) that we pay to our investment advisor are fair and reasonable in relation to the services provided.

The part of the incentive fee payable to our investment advisor that relates to our net investment income is computed and paid on income that includes interest income that has been accrued but not yet received in cash. This fee structure may encourage our investment advisor to favor debt financings that provide for deferred interest, rather than current cash payments of interest. Our investment advisor may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because our investment advisor is not obligated to reimburse us for any incentive fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued.

The valuation process for certain of our portfolio holdings creates a conflict of interest.

A substantial portion of our portfolio investments are made in the form of securities that are not publicly traded. As a result, our board of directors determines the fair value of these securities in good faith pursuant to our valuation policy. In connection with that determination, investment professionals from our investment advisor prepare portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. In addition, certain members of our board of directors, including Messrs, E. Ross and Lauer, have a pecuniary interest in our investment advisor. The participation of our investment advisor’s investment professionals in our valuation process, and the pecuniary interest in our investment advisor by certain members of our board of directors, may result in a conflict of interest as the management fees that we pay our investment advisor are based on our gross assets less cash and cash equivalents.

Our incentive fee may induce our investment advisor to make speculative investments.

Our investment advisor receives an incentive fee based, in part, upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, our investment advisor may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

We may be obligated to pay our investment advisor incentive compensation even if we incur a loss and may pay more than 20.0% of our net capital gains because we cannot recover payments made in previous years.

Our investment advisor will be entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our pre-incentive fee net investment income for that quarter above a threshold return for that quarter. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss on our consolidated statement of operations for that quarter. Thus, we may be required to pay our investment advisor incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter. Further, if we pay an incentive fee of 20.0% of our realized capital gains (net of all realized capital losses and unrealized capital depreciation on a cumulative basis) and thereafter experience additional realized capital losses or unrealized capital depreciation, we will not be able to recover any portion of the incentive fee previously paid.

We may have potential conflicts of interest related to obligations that our investment advisor may have to other clients.

Although currently we and the Funds are the only investment vehicles managed by our investment advisor, we may in the future have conflicts of interest with our investment advisor or its respective other clients that elect to invest in similar types of securities as we will invest. Our investment advisor’s investment committee serves or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds or other investment vehicles managed by our investment advisor. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. Our investment advisor will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with an allocation policy approved by our board of directors.

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

The Funds are licensed by the SBA and, therefore, are subject to SBA regulations.

The Funds are licensed to operate as SBICs and are regulated by the SBA. Under current SBA regulations, a licensed SBIC can provide capital to those entities that have a tangible net worth not exceeding $18.0 million and an average annual net income after U.S. federal income taxes not exceeding $6.0 million for the two most recent fiscal years. In addition, a licensed SBIC must devote 25.0% of its investment activity to those entities that have a tangible net worth not exceeding $6.0 million and an average annual net income after U.S. federal income taxes not exceeding $2.0 million for the two most recent fiscal years. The SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on either the number of employees or the gross sales. The SBA regulations permit licensed SBICs to make long term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in certain prohibited industries. Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA staff to determine its compliance with the relevant SBA regulations. Compliance with these SBA requirements may cause the Funds to forego attractive investment opportunities that are not permitted under the SBA regulations, and may cause the Funds to make investments they otherwise would not make in order to remain in compliance with these regulations.

Failure to comply with the SBA regulations could result in the loss of the SBIC licenses and the resulting inability to participate in the SBA debenture program. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. Current SBA regulations provide the SBA with certain rights and remedies if an SBIC violates their terms. A key regulatory metric for SBA is the extent of “Capital Impairment,” which is the extent of realized (and, in certain circumstances, net unrealized) losses compared with the SBIC’s private capital commitments. Interest payments, management fees, organization and other expenses are included in determining “realized losses.” SBA regulations preclude the full amount of “unrealized appreciation” from portfolio companies from being considered when calculating Capital Impairment in certain circumstances. Remedies for regulatory violations are graduated in severity depending on the seriousness of Capital Impairment or other regulatory violations. For minor regulatory infractions, the SBA issues a warning. For more serious infractions, the use of SBA debentures may be limited or prohibited, outstanding debentures can be declared to be immediately due and payable, restrictions on distributions and making new investments may be imposed and management fees may be required to be reduced. In severe cases, the SBA may require the removal of a general partner of an SBIC or its officers, directors, managers or partners, or the SBA may obtain appointment of a receiver for the SBIC.

SBA regulations limit the amount that may be borrowed from the SBA by an SBIC.

The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $150.0 million, whichever is less. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $225.0 million. With $100.0 million of regulatory capital as of December 31, 2013, the Funds have the current capacity to issue up to a total of $200.0 million of SBA debentures, inclusive of the $144.5 million of SBA debentures outstanding as of December 31, 2013. If the Funds borrow the maximum amount from the SBA and thereafter require additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

Moreover, the Funds’ current status as SBICs does not automatically assure that they will continue to receive SBA debenture funding. Receipt of SBA debenture funding is dependent upon the Funds’ continuing compliance with SBA regulations and policies and there being funding available. The amount of SBA debenture funding available to SBICs is dependent upon annual Congressional authorizations and in the future may be subject to annual Congressional appropriations. There can be no assurance that there will be sufficient SBA debenture funding available at the times desired by the Funds.

The debentures issued by the Funds to the SBA have a maturity of ten years and bear interest semi-annually at fixed rates. The Funds will need to generate sufficient cash flow to make required debt payments to the SBA. If the Funds are unable to generate such cash flow, the SBA, as a debt holder, will have a superior claim to our assets over our stockholders in the event the Funds liquidate or the SBA exercises its remedies under such debentures as the result of a default by the Funds.

The Funds, as SBICs, are limited in their ability to make distributions to us, which could result in us being unable to meet the minimum distribution requirements to maintain our status as a RIC.

In order to maintain our status as a RIC, we are required to distribute to our stockholders on an annual basis 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses. For this purpose, our taxable income will include the income of the Funds (and any other entities that are disregarded as separate from us for U.S. federal income tax purposes). The Funds’ ability to make distributions to us may be limited by the Small Business Investment Act of 1958. As a result, in order to maintain our status as a RIC, we may be required to make distributions attributable to the Funds’ income without receiving any corresponding cash distributions with respect to such income. We can make no assurances that the Funds will be able to make, or not be limited in making, distributions to us. If we are unable to satisfy the annual distribution requirements, we may fail to maintain our status as a RIC, which would result in the imposition of corporate-level U.S. federal income tax on our entire taxable income without regard to any distributions made by us. See “— We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code.”

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

From time to time, we may borrow from financial institutions in order to obtain additional capital. Unfavorable economic conditions may result in a decision by lenders not to extend credit to us. Our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage under the 1940 Act must equal at least 200.0% of total indebtedness immediately after each time we incur indebtedness exclusive of the SBA debentures issued by Fund I pursuant to our SEC exemptive relief. Additionally, shrinking portfolio values will negatively impact our ability to borrow additional funds because our net asset value is reduced for purposes of the 200.0% asset leverage test. If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratio stipulated by the 1940 Act, which could, in turn, cause us to lose our status as a BDC and materially impair our business operations. A protracted disruption in the credit markets could also materially decrease demand for our investments.

We will access the capital markets periodically to issue debt or equity securities. Volatility or dislocation in the capital markets may depress our stock price below our net asset value per share and create a challenging environment in which to raise debt and equity capital. As a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our Independent Directors. At our Annual Stockholders Meeting on June 5, 2013, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 5, 2014 or the date of our 2014 Annual Meeting of Stockholders. Our stockholders will be asked to vote on a similar proposal at our 2014 Annual Meeting of Stockholders. In addition, we are required to distribute at least 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders in order to maintain our status as a RIC. As a result, earnings that we distribute to our stockholders will not be available to fund new investments. An inability to access the capital markets could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which may have an adverse effect on the value of our securities.

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

We have elected to be treated as a RIC under Subchapter M of the Code; however, no assurance can be given that we will be able to maintain our RIC status. To maintain our status as a RIC under Subchapter M of the Code and to avoid the imposition of U.S. federal income taxes on income and gains distributed to our stockholders, we must meet certain requirements, including source-of-income, asset diversification and annual distribution requirements. The source-of-income requirement will be satisfied if we derive at least 90.0% of our gross income for each year from dividends, interest, gains from sale of securities or similar sources. To maintain our status as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these requirements may result in our losing our RIC status or our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. The annual distribution requirement applicable to RICs will be satisfied if we distribute at least 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. In addition, we will be subject to a 4.0% nondeductible federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar-year basis. We will be subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making annual distributions necessary to maintain our status as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our status as a RIC and, thus, may be subject to U.S. federal corporate income tax on our entire taxable income without regard to any distributions made by us. If we fail to maintain our status as a RIC for any reason and become subject to U.S. corporate income tax, the resulting tax liability could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders.

We may not be able to pay you distributions, our distributions may not grow over time, a portion of distributions paid to you may be a return of capital, and investors in our debt securities may not receive all of the interest income to which they are entitled.

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be harmed by, among other things, the risk factors described in this Annual Report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could, in the future, limit our ability to pay distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, SBA regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

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

While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline. In addition, as a BDC, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. At our Annual Stockholders Meeting on June 5, 2013, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 5, 2014 or the date of our 2014 Annual Meeting of Stockholders. Our stockholders will be asked to vote on a similar proposal at our 2014 Annual Meeting of Stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25.0% of FIC’s then outstanding common stock immediately prior to each such sale. We do not intend to issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so.

Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our board of directors has the authority, except as otherwise provided by the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval. Under Maryland law, we also cannot be dissolved without prior stockholder approval except by judicial action. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a BDC. If we, or Fund I, decide to withdraw our election, or if we otherwise fail to maintain our qualification, as a BDC, we may be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility, and could significantly increase our costs of doing business. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results or the value of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.

Any failure on our part to maintain our status as a BDC would reduce our operating flexibility.

If we, or Fund I, fail to maintain our status as a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more onerous regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

Regulations governing our operation as a BDC affect our ability to raise, and the way in which we raise, additional capital which may have a negative effect on our growth.

Our business will require capital to operate and grow. We may acquire such additional capital from the following sources:

Senior Securities. Currently we, through our SBIC subsidiaries, issue debt securities guaranteed by the SBA. In the future, we may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including, but not limited to, the following:

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

Additional Common Stock. Under the provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. At our Annual Stockholders Meeting on June 5, 2013, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 5, 2014 or the date of our 2014 Annual Meeting of Stockholders. Our stockholders will be asked to vote on a similar proposal at our 2014 Annual Meeting of Stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25.0% of FIC’s then outstanding common stock immediately prior to each such sale. We do not intend to sell or otherwise issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so. In any such case, however, the price at which our common stock is to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

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

The impact of financial reform legislation on us remains uncertain.

In light of the global financial crisis and resulting conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators increased their focus on the regulation of the financial services industry. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted, instituting a wide range of reforms that impact all financial institutions. Many of the requirements called for in the Dodd-Frank Act are subject to implementation regulations, some of which will continue to be implemented over the course of the next several years. Given the continuing uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies, the full impact new regulatory requirements will have on our business, results of operations or financial condition remains unclear. The changes resulting from the Dodd-Frank Act have, and may continue to, require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect the on-going changes in the laws or regulations implemented as a result of the Dodd-Frank Act, or the interpretations of such changes may have on us, these changes could be materially adverse to us and our stockholders.

Recently adopted revisions to the leveraged lending guidance for regulated financial institutions may make bank loans to institutions that themselves engage in leveraged lending, such as BDCs, more expensive and less available.

In March of 2013, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency (the “Agencies”) jointly issued final guidance on leveraged lending transactions conducted by regulated financial institutions (the “Leveraged Lending Guidance”). The Leveraged Lending Guidance outlines for Agency-supervised institutions high-level principles related to safe-and-sound leveraged lending and contains the Agencies’ minimum expectations for a risk management framework that financial institutions should have in place. The Leveraged Lending Guidance provides only common definitions of leveraged lending and directs financial institutions to defined leveraged lending in their internal policies. Therefore, banks or other financial institutions that provide financing to a BDC could determine that such financing constitutes leveraged lending under their leveraged lending policies. This would impose heightened regulatory requirements on such banks and other financial institutions when they make loans or provide other financing to a BDC, which may make financing more expensive and less available to BDCs. The full impact of the Leveraged Lending Guidance is still uncertain, but it is possible that financing may become more expensive for us and banks or other financial institutions may be less willing to engage in leveraged lending, making it more difficult for us to obtain financing.

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

Our business is highly dependent on the communications and information systems of our investment advisor. Any failure or interruption of such systems could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to make distributions to our stockholders. In addition, because many of our portfolio companies operate and rely on network infrastructure and enterprise applications and internal technology systems for development, marketing, operational, support and other business activities, a disruption or failure of any or all of these systems in the event of a major telecommunications failure, fire, earthquake, severe weather conditions or other catastrophic events could cause system interruptions, delays in product development and loss of critical data and could otherwise disrupt their business operations.

We could face losses and potential liability if intrusion, viruses or similar disruptions to our technology jeopardize our confidential information.

Although our investment advisor has implemented, and will continue to implement, security measures, our technology platform may be vulnerable to intrusion, computer viruses or similar disruptive problems caused by unauthorized users. The misappropriation of proprietary information could expose us to a risk of loss or litigation.

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

In addition, in the course of providing significant managerial assistance to certain portfolio companies, certain of our management and directors may serve as directors on the boards of such companies. To the extent that litigation arises out of investments in these portfolio companies, our management and directors may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and directors) and the diversion of management time and resources.

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

Any unrealized depreciation we experience on our investment portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our board of directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized depreciation in our investment portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected investments. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

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

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending future investments in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being repaid, and we could experience significant delays in reinvesting these amounts. In addition, any future investment of such amounts in a new portfolio company may also be at lower yields than the investment that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elects to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

We may not realize gains from our equity investments.

Certain investments that we have made in the past and may make in the future include warrants or other equity or equity-related securities. In addition, we may from time to time make non-control, equity co-investments in portfolio companies. Our goal is to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We often seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

If our primary investments are deemed not to be qualifying assets, we could be precluded from investing in our desired manner or deemed to be in violation of the 1940 Act.

In order to maintain our status as a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70.0% of our total assets are qualifying assets. We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs and be precluded from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or required to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition and results of operations.

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

We may be unable to invest a significant portion of any net proceeds from an offering or from exiting an investment or other capital on acceptable terms, which could harm our financial condition and operating results.

We may be unable to invest the net proceeds of any offering or from exiting an investment or other sources of capital on acceptable terms within the time period that we anticipate or at all. Delays in investing such capital may cause our performance to be worse than that of fully invested BDCs or other lenders or investors pursuing comparable investment strategies.

Depending on market conditions and the amount of the capital involved, it may take us a substantial period of time to invest substantially all the capital in securities meeting our investment objective. During this period, we will invest such capital primarily in short-term securities consistent with our BDC election and our election to be taxed as a RIC, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in longer-term investments in pursuit of our investment objective. Any distributions that we pay during such period may be substantially lower than the distributions that we may be able to pay when our portfolio is fully invested. In addition, until such time as the net proceeds of any offering or from exiting an investment or other sources capital are invested in new investments meeting our investment objective, the market price for our common stock may decline.

Our investment advisor’s liability is limited under the Investment Advisory Agreement, and we have agreed to indemnify our investment advisor against certain liabilities, which may lead our investment advisor to act in a riskier manner on our behalf than it would when acting for its own account.

Under the Investment Advisory Agreement, our investment advisor does not assume any responsibility to us other than to render the services called for under that agreement, and it is not responsible for any action of our board of directors in following or declining to follow our investment advisor’s advice or recommendations. Under the terms of the Investment Advisory Agreement, our investment advisor and its officers, directors, members, managers, partners, stockholders and employees are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of our investment advisor’s duties under the Investment Advisory Agreement. In addition, we have agreed to indemnify our investment advisor and its officers, directors, members, managers, partners, stockholders and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections may lead our investment advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Risks Relating to Our Common Stock

Shares of closed-end investment companies, including business development companies, frequently trade at a discount to their net asset value.

Shares of closed-end investment companies, including BDCs, frequently trade at a discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. In addition, if our common stock trades below net asset value, we will generally not be able to issue additional common stock at the market price without first obtaining the approval of our stockholders and our Independent Directors. On June 5, 2013 our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 5, 2014 or the date of our 2014 Annual Meeting of Stockholders. Our stockholders will be asked to vote on a similar proposal at our 2014 Annual Meeting of Stockholders. Selling or otherwise issuing shares of FIC’s common stock below its then current net asset value per share would result in a dilution of FIC’s existing common stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25.0% of FIC’s then outstanding common stock immediately prior to each such sale. We do not intend to sell or otherwise issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so.

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

Beginning in the third quarter of 2007, the U.S. economy and financial markets began experiencing a high level of volatility, disruption and stress, which was exacerbated by the failure of several major financial institutions in the last few months of 2008. In addition, the U.S. economy entered a recession, which was severe and prolonged. Similar conditions occurred in the financial markets and economies of numerous other countries and could worsen, both in the U.S. and globally. These conditions raised the level of many of the risks described herein and, if repeated or continued, could have an adverse effect on our portfolio companies and on their results of operations, financial conditions, access to credit and capital. The stress in the credit market and upon banks has led other creditors to tighten credit and the terms of credit. In certain cases, senior lenders to our portfolio companies can block payments by our portfolio companies in respect of our loans to such portfolio companies. In turn, these could have adverse effects on our business, financial condition, results of operations, distributions to our stockholders, access to capital, valuation of our assets and our stock price. Notwithstanding recent gains across both the equity and debt markets, these conditions may continue for a prolonged period of time or worsen in the future.

If, in the future, we sell common stock at a discount to our net asset value per share, stockholders who do not participate in such sale will experience immediate dilution in an amount that may be material.

On June 5, 2013, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a discount from net asset value per share, as long as the cumulative number of shares sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale, for a period of one year ending on the earlier of June 5, 2014 or the date of our 2014 Annual Meeting of Stockholders. Our stockholders will be asked to vote on a similar proposal at our 2014 Annual Meeting of Stockholders. If we sell or otherwise issue shares of our common stock at a discount to net asset value, it will pose a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuances or sale. In addition, such issuances or sales may adversely affect the price at which our common stock trades. For additional information and hypothetical examples of these risks, see “Sales of Common Stock Below Net Asset Value,” and for actual dilution illustrations specific to an offering, see the prospectus supplement pursuant to which such sale is made.

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

•

exclusion of our common stock from certain market indices, such as the Russell 2000 Financial Services Index, could reduce the ability of certain institutional investors to own our common stock and could put short term selling pressure on our common stock;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs, BDCs or SBICs;

•	loss of RIC or BDC status;

•	loss of status as an SBIC for the Funds, or any other SBIC subsidiary we may form;

•	changes or perceived changes in earnings or variations in operating results;

•	changes or perceived changes in the value of our portfolio of investments;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of our investment advisor’s key personnel;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors; and

•	loss of a major funding source.

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

On August 30, 2012, the SEC declared effective our shelf registration statement on Form N-2 (File No. 333-182785), allowing us to offer, from time to time, up to $300.0 million worth of our common stock, preferred stock, subscription rights, debt securities, or warrants representing rights to purchase shares of our common stock, preferred stock or debt securities on terms to be determined at the time of the offering. On September 8, 2012 and February 8, 2013, we issued $39.8 million and $30.4 million, respectively, worth of our common stock in follow-on public offerings. Sales of substantial amounts of our common stock, or the availability of shares for sale, could adversely affect the prevailing market price of our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

Provisions of the Maryland General Corporation Law and our charter and bylaws could deter takeover attempts and have an adverse effect on the price of our common stock.

The Maryland General Corporation Law contains provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. In addition, our board of directors may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock. Our charter and bylaws contain provisions that limit liability and provide for indemnification of our directors and officers. These provisions and others also may have the effect of deterring hostile takeovers or delaying changes in control or management. We are generally prohibited from engaging in mergers and other business combinations with stockholders that beneficially own 10.0% or more of the voting power of our outstanding voting stock, or with their affiliates, for five years after the most recent date on which such stockholders became the beneficial owners of 10.0% or more of the voting power of our outstanding voting stock and thereafter unless our directors and stockholders approve the business combination in the prescribed manner. See “Description of Our Capital Stock — Business Combinations.” Maryland law may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.

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

PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock.

Our common stock began trading on June 21, 2011 on The NASDAQ Global Market under the symbol “FDUS.” Effective January 3, 2012, our common stock was included in The NASDAQ Global Select Market. Prior to June 21, 2011, there was no established public trading market for our common stock. The following table lists the high and low closing sale price for our common stock, and the closing sale price as a percentage of net asset value, or NAV, since shares of our common stock began being regularly quoted on NASDAQ.

		Closing Sales Price		Premium/ (Discount) of High Sales Price to NAV(2)	Premium/ (Discount) of Low Sales Price to NAV(2)	Distributions Per Share(3)
Period	NAV(1)	High	Low
Year ended December 31, 2011
Second Quarter (4)	$14.82	$15.00	$14.81	1.2%	(0.1)%	$—
Third Quarter	14.77	15.00	11.33	1.6	(23.3)	0.32
Fourth Quarter	14.90	13.52	11.73	(9.3)	(21.3)	0.32
Year ended December 31, 2012
First Quarter	14.94	14.38	12.85	(3.7)	(14.0)	0.34
Second Quarter	15.02	15.17	13.22	1.0	(12.0)	0.36
Third Quarter	15.27	16.78	14.89	9.9	(2.5)	0.38
Fourth Quarter	15.32	17.00	14.55	11.0	(5.0)	0.38
Year ended December 31, 2013
First Quarter	15.46	19.15	16.52	23.9	6.9	0.38
Second Quarter	16.06	19.17	17.28	19.4	7.6	0.38
Third Quarter	15.98	19.73	18.60	23.5	16.4	0.42
Fourth Quarter	15.35	22.29	18.64	45.2	21.4	0.76

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.
(2)	Calculated as the difference between the respective high or low closing sales price and the quarter end net asset value divided by the quarter end net asset value.
(3)	Represents the regular and special, if applicable, distribution declared in the specified quarter. We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. See “Dividend Reinvestment Plan.”
(4)	From June 21, 2011 (commencement of trading) to June 30, 2011.

The last reported price for our common stock on March 3, 2014 was $21.02 per share. As of March 3, 2014, we had 28 stockholders of record.

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

The following table reflects the cash distributions per share that we have declared on our common stock since completion of our initial public offering.

Record Dates	Payment Date	Distributions Declared
Fiscal year ended December 31, 2011
September 12, 2011	September 26, 2011	$0.32
December 6, 2011	December 20, 2011	0.32

Total		$0.64

Fiscal year ended December 31, 2012
March 14, 2012	March 28, 2012	$0.34
June 13, 2012	June 27, 2012	0.36
September 11, 2012	September 25, 2012	0.38
December 7, 2012	December 21, 2012	0.38

Total		$1.46

Fiscal year ended December 31, 2013
March 14, 2013	March 28, 2013	$0.38
June 12, 2013	June 26, 2013	0.38
September 12, 2013	September 26, 2013	0.38
September 12, 2013 (1)	September 26, 2013	0.04
December 6, 2013	December 20, 2013	0.38
December 6, 2013(1)	December 20, 2013	0.38

Total		$1.94

(1)	Special distribution.

On February 18, 2014, our board of directors declared a quarterly dividend of $0.38 per share payable on March 31, 2014 to holders of record as of March 21, 2014.

We have adopted a dividend reinvestment plan that provides for reinvestment of our distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our board of directors authorizes, and we declare, a cash distribution, our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, rather than receiving the cash distribution.

In addition, during 2013 we designated approximately $8.3 million, or $0.60 per share, of our net long-term capital gains as a “deemed distribution” to stockholders of record as of December 31, 2013. We incurred approximately $2.9 million, or $0.21 per share, of U.S. federal income taxes on behalf of stockholders related to this deemed distribution. Such taxes were paid in January of 2014.

Stock Performance Graph

This graph compares the stockholder return on our common stock from June 21, 2011 (commencement of trading) to December 31, 2013 with that of the Russell 2000 Financial Services Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on June 21, 2011, $100 was invested in our common stock, the Russell 2000 Financial Services Index, and the Standard & Poor’s 500 Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Item 6. Selected Financial Data

The following selected consolidated financial data of FIC and its subsidiaries, including the Funds, as of and for the years ended December 31, 2009, 2010, 2011, 2012 and 2013, is derived from the consolidated financial statements that have been audited by McGladrey LLP, independent registered public accounting firm. Financial information prior to our IPO in June 2011 is that of Fund I. This financial data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows.

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(Dollars in Thousands)
Statement of operations data:
Total investment income	$14,184	$17,985	$23,387	$33,849	$41,792
Interest expense	3,688	4,962	5,488	6,422	7,076
Management fees, net	2,969	3,436	3,182	4,237	5,261
Incentive fees	—	—	1,609	4,839	6,792
All other expenses	431	627	1,551	2,660	3,121

Net investment income before income taxes	7,096	8,960	11,557	15,691	19,542
Income tax provision	—	—	24	4	246

Net investment income	7,096	8,960	11,533	15,687	19,296
Net realized gains (losses) on investments	(5,551)	(3,858)	(12,318)	1,975	30,588
Net change in unrealized appreciation (depreciation) on investments	(3,137)	(78)	16,171	1,749	(22,188)
Income tax (provision) on realized gains on investments	—	—	—	—	(493)

Net increase (decrease) in net assets resulting from operations	$(1,592)	$5,024	$15,386	$19,411	$27,203

Per share data(1):
Net asset value (at end of period)	n/a	n/a	$14.90	$15.32	$15.35
Net investment income	n/a	n/a	$1.22	$1.54	$1.43
Net gain on investments	n/a	n/a	$0.40	$0.37	$0.58
Net increase in net assets resulting from operations	n/a	n/a	$1.63	$1.91	$2.01
Dividends (post initial public offering)	n/a	n/a	$0.64	$1.46	$1.94
Other data:
Weighted average annual yield on debt investments(2)	15.6%	15.0%	15.3%	15.3%	14.5%
Number of portfolio companies at year end	15	17	23	30	37
Expense ratios (as percentage of average net assets):
Operating expenses	7.5%	8.6%	4.7%	7.4%	7.2%
Interest expense	8.0%	10.5%	4.0%	4.1%	3.4%

(1)	Per share data and average net assets are presented as if the Formation Transaction and IPO had occurred on January 1, 2011.
(2)	Weighted average yields are computed using the effective interest rates for debt investments at cost as of the period end date, including accretion of original issue discount and amortization of loan origination fees, but excluding debt investments on non-accrual status, if any.

	As of December 31,
	2009	2010	2011	2012	2013
	(Dollars in Thousands)
Statement of assets and liabilities data:
Total investments at fair value	$122,900	$141,341	$204,745	$274,249	$306,981
Total assets	129,650	147,377	248,643	333,849	367,262
Borrowings	79,450	93,500	104,000	144,500	144,500
Total net assets	48,481	52,005	140,482	183,091	211,125

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data,” FIC’s consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K (“Annual Report”). The information in this section contains forward-looking statements that involve risks and uncertainties. Please see “Risk Factors” and “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

FIC was formed as a Maryland corporation on February 14, 2011. On June 20, 2011, FIC acquired all of the limited partnership interests of Fund I and membership interests of FMCGP through the Formation Transactions (as defined in Note 1 to the consolidated financial statements), resulting in Fund I becoming our wholly-owned SBIC subsidiary. Immediately following the Formation Transactions, we and Fund I elected to be treated as BDCs under the 1940 Act and our investment activities have been managed by Fidus Investment Advisors, LLC, our investment advisor, and supervised by our board of directors, a majority of whom are independent of us.

In June 2011, we closed our initial public offering, or IPO, issuing a total of 5,370,500 shares of common stock at a price of $15.00 per share resulting in net proceeds of $73.6 million, after deducting underwriting fees and offering costs totaling $6.9 million. In September 2012, we issued 2,472,500 shares in a follow-on public offering, including shares purchased by the underwriters pursuant to their exercise of the over-allotment option, at an offering price of $16.10 per share resulting in net proceeds of $38.0 million after deducting underwriting fees and offering costs totaling $1.9 million. Additionally, in February 2013, we issued 1,725,000 shares of common stock in a follow-on public offering, including shares purchased by the underwriters pursuant to their exercise of the over-allotment option, at an offering price of $17.60 per share resulting in net proceeds of approximately $28.9 million after deducting underwriting commissions and offering costs totaling approximately $1.5 million. Our shares are listed on The NASDAQ Global Select Market under the symbol “FDUS.”

On March 29, 2013, we commenced operations of a second wholly-owned subsidiary, Fund II.

Fund I received its SBIC license on October 22, 2007 and Fund II received its SBIC license on May 28, 2013. We plan to continue to operate the Funds as SBICs, subject to SBA approval, and to utilize the proceeds of the sale of SBA debentures to enhance returns to our stockholders. We have also made, and continue to make, investments directly through FIC. We believe that utilizing FIC and the Funds as investment vehicles provides us with access to a broader array of investment opportunities. Given our access to lower cost capital through the SBA’s SBIC debenture program, we expect that the majority of our investments will continue to be made through the Funds. As of December 31, 2013, we had investments in 37 portfolio companies with an aggregate fair value of $307.0 million and cost of $315.2 million.

Revenues: We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on equity investments. Our debt investments, whether in the form of mezzanine, senior secured or unitranche loans, typically have a term of five to seven years and bear interest at a fixed rate but may bear interest at a floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity may reflect the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or a payment-in-kind “PIK” interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, or structuring fees and fees for providing managerial assistance. Loan origination fees, original issue discount and market discount or premium, if any, are capitalized, and we accrete or amortize such amounts into interest income. We record prepayment premiums on loans as fee income. Interest and dividend income is recorded on the accrual basis to the extent that we expect to collect such amounts. Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. See “Critical Accounting Policies and Use of Estimates – Revenue Recognition.” Interest and dividend income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. Dividend income is recorded as dividends are declared or at the point an obligation exists for the portfolio company to make a distribution. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is a distribution of earnings or a return of capital.

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

Portfolio Composition, Investment Activity and Yield

During the year ended December 31, 2013, we invested $149.1 million in nine new and 12 existing portfolio companies, including the recapitalization of existing portfolio companies. The investments consisted of subordinated notes ($111.5 million, or 74.8%), senior secured loans ($22.7 million, or 15.2%), equity securities ($14.7 million, or 9.9%), and warrants ($0.2 million, or 0.1%). During the year ended December 31, 2013 we received proceeds from sales or repayments, including principal, return of capital dividends and realized gains, of $131.2 million. During the year ended December 31, 2012, we invested $85.5 million in nine new and five existing portfolio companies. The investments consisted primarily of subordinated notes ($49.6 million, or 58.0%), senior secured loans ($26.1 million, or 30.5%), equity securities ($6.3 million, or 7.4%) and warrants ($3.5 million, or 4.1%). During the year ended December 31, 2012 we received proceeds from sales or repayments of principal of $25.2 million.

As of December 31, 2013, our investment portfolio totaled $307.0 million and consisted of 37 portfolio companies. As of December 31, 2013, our debt portfolio was entirely comprised of fixed rate investments. Overall, the portfolio had a net unrealized depreciation of $8.2 million as of December 31, 2013. Our average portfolio company investment at amortized cost was $8.5 million as of December 31, 2013.

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

The weighted average yield on debt investments at their cost basis at December 31, 2013 and 2012 was 14.5% and 15.3%, respectively. The weighted average yields are computed using the effective interest rates for debt investments at cost as of December 31, 2013 and 2012, including the accretion of original issue discount and amortization of loan origination fees but excluding investments on non-accrual status, if any.

The following table shows the portfolio composition by investment type at fair value and cost as a percentage of total investments:

	Fair Value As of December 31,		Cost As of December 31,
	2013	2012	2013	2012
Subordinated notes	69.8%	70.6%	69.9%	73.9%
Senior secured loans	17.4	11.9	16.8	12.4
Equity	10.6	9.7	11.1	10.8
Warrants	2.2	7.8	2.2	2.9
Royalty rights	—	—	—	—

Total	100.0%	100.0%	100.0%	100.0%

The following table shows the portfolio composition by geographic region at fair value and cost as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company:

	Fair Value As of December 31,		Cost As of December 31,
	2013	2012	2013	2012
West	24.9%	20.3%	24.0%	19.1%
Midwest	21.9	22.1	23.6	24.1
Northeast	19.4	15.1	18.9	16.6
Southeast	17.9	20.7	17.7	21.4
Southwest	15.9	21.8	15.8	18.8

Total	100.0%	100.0%	100.0%	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value As of December 31,		Cost As of December 31,
	2013	2012	2013	2012
Aerospace & defense manufacturing	11.2%	11.0%	9.6%	10.6%
Healthcare services	10.6	12.8	10.1	12.0
Healthcare products	8.8	—	8.5	—
Industrial cleaning & coatings	5.1	4.9	5.1	5.2
Transportation services	4.9	11.2	4.7	8.0
Financial services	4.8	3.4	4.5	3.6
Oil & gas services	4.6	6.9	4.5	6.6
Specialty distribution	4.3	3.6	3.6	3.6
Consumer products	3.7	—	3.5	—
Electronic components supplier	3.6	4.6	6.2	6.8
Safety products manufacturing	3.5	—	3.4	—
Utility equipment manufacturing	3.5	3.8	3.2	3.8
Retail	3.3	3.5	3.2	3.7
Printing services	3.1	3.3	3.0	3.5
Furniture rental	2.8	3.0	2.6	3.0

	Fair Value As of December 31,		Cost As of December 31,
	2013	2012	2013	2012
Commercial cleaning	2.7%	3.0%	2.7%	3.2%
Information technology services	2.6	3.0	3.1	3.2
Components manufacturing	2.6	—	2.5	—
Business services	2.4	—	2.4	—
Retail cleaning	2.3	2.6	2.8	3.1
Industrial products	2.0	—	1.9	—
Restaurants	1.9	5.9	3.4	6.2
Debt collection services	1.9	2.0	1.8	2.1
Laundry services	1.8	1.4	1.6	1.2
Apparel distribution	1.6	2.0	1.7	2.3
Specialty cracker manufacturing	0.4	2.7	0.4	3.3
Movie theaters	—	5.4	—	5.0

Total	100.0%	100.0%	100.0%	100.0%

Portfolio Asset Quality

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
Investment Rating	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
	(dollars in thousands)
1	$44,572	14.5%	$25,480	9.3%
2	229,113	74.6	225,086	82.1
3	30,322	9.9	23,683	8.6
4	—	—	—	—
5	2,974	1.0	—	—

Totals	$306,981	100.0%	$274,249	100.0%

Based upon our investment rating system, the weighted average rating of our portfolio as of both December 31, 2013 and 2012 was 2.0. As of December 31, 2013, we had one subordinated debt investment on non-accrual status. As of December 31, 2013, the cost and fair value of the non-accrual investment was $7.3 million and $3.0 million, respectively. As of December 31, 2012, we had no investments on non-accrual status.

Discussion and Analysis of Results of Operations

Comparison of fiscal years ended December 31, 2013 and December 31, 2012

Investment Income

For the year ended December 31, 2013, total investment income was $41.8 million, an increase of $7.9 million, or 23.5%, over the $33.8 million of total investment income for the year ended December 31, 2012. The increase was primarily attributable to a $6.5 million increase in interest income, a $0.7 million increase in fee income from investments and a $0.7 million increase in dividend income. The $6.5 million increase in interest income is primarily due to higher average levels of portfolio debt investments outstanding during the year ended December 31, 2013, as compared to the year ended December 31, 2012. The fee income increase of $0.7 million is the result of an increase in the activity and size of the investment portfolio during the year ended December 31, 2013 compared to the prior year. The increase in dividend income is primarily attributable to higher levels of dividend producing investments and higher distributions from our portfolio companies in 2013 compared to 2012.

Expenses

For the year ended December 31, 2013, total expenses, including income tax provision, were $22.5 million, an increase of $4.3 million or 23.9%, over the $18.2 million of total expenses for the year ended December 31, 2012. The base management fee increased $1.0 million, or 24.2%, due to higher average total assets less cash and cash equivalents for the year ended December 31, 2013 than the comparable period in 2012. In addition, the income incentive fee increased $1.1 million, or 27.3%, to $5.2 million for the year ended December 31, 2013 over the comparable period in 2012. The capital gains incentive fee increased $0.8 million, or 112.2%, to $1.6 million for the year ended December 31, 2013 compared to $0.7 million for the year ended December 31, 2012 primarily due to a $4.2 million increase in net gain on investments. Interest expense increased $0.7 million due to higher average balances of SBA debentures outstanding during the year ended December 31, 2013 compared to the year ended December 31, 2012. In additional, the income tax provision increased $0.2 million given the higher levels of excise tax recorded for the year ended December 31, 2013 than the year ended December 31, 2012.

Net Investment Income

As a result of the $7.9 million increase in total investment income as compared to the $4.3 million increase in total expenses, net investment income for the year ended December 31, 2013 was $19.3 million, which was an increase of $3.6 million, or 23.0%, compared to net investment income of $15.7 million during the year ended December 31, 2012.

Net Increase in Net Assets Resulting From Operations

For the year ended December 31, 2013, the total realized gain on investments was $30.6 million, which consisted of realized gains on three investments in a control portfolio company and 10 investments in five non-control/non-affiliate portfolio companies. For the year ended December 31, 2012, the total realized gain on investments was $2.0 million, which consisted of realized gains on three investments in two non-control/non-affiliate portfolio companies.

During the year ended December 31, 2013, we recorded a net change in unrealized depreciation on investments of $22.2 million attributable to (i) the reversal of net unrealized appreciation on investments of $14.6 million related to the exit or sale of investments, resulting in unrealized depreciation, (ii) net unrealized depreciation of $6.8 million on debt investments and (iii) net unrealized depreciation of $0.8 million on equity investments. During the year ended December 31, 2012, we recorded net unrealized appreciation on investments of $1.7 million comprised of net unrealized appreciation of $1.8 million on equity investments and net unrealized depreciation of $0.1 million on debt investments.

In addition, income tax (provision) on realized gains on investments increased $0.5 million due to higher excise tax and U.S. federal income tax accruals related to realized gains at our Taxable Subsidiaries for the year ended December 31, 2013 compared to the prior year.

As a result of these events, our net increase in net assets resulting from operations during the year ended December 31, 2013 was $27.2 million, or an increase of $7.8 million, or 40.1%, compared to a net increase in net assets resulting from operations of $19.4 million during the prior year.

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

Net Increase in Net Assets Resulting From Operations

For the year ended December 31, 2012, the total realized gain on investments was $2.0 million, which consisted of realized gains on three investments in two non-control/non-affiliate portfolio companies. For the year ended December 31, 2011, the total realized loss on investments was $12.3 million, on three investments in two non-control/non-affiliate portfolio companies.

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

Liquidity and Capital Resources

As of December 31, 2013, we had $53.4 million in cash and cash equivalents, and our net assets totaled $211.1 million. We believe that our current cash and cash equivalents on hand, our available SBA leverage and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next 12 months. We intend to generate additional cash primarily from future offerings of securities, future borrowings as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders.

Cash Flows

For the year ended December 31, 2013, we experienced a net increase in cash and cash equivalents in the amount of $1.4 million. During that period, we used $2.1 million of cash for operating activities, primarily for the funding of $149.1 million of investments, which was partially offset by $131.2 million of repayments and sales proceeds received . During the same period, we generated $3.5 million from financing activities, consisting primarily of proceeds from a follow-on equity offering of $28.9 million, net of expenses, which was partially offset by cash dividends paid to stockholders of $25.1 million and the payment of deferred financing costs of $0.3 million.

For the year ended December 31, 2012, we experienced a net increase in cash and cash equivalents in the amount of $13.0 million. During that period, we used $49.5 million of cash for operating activities, primarily for the funding of $85.5 million of investments, partially offset by $25.2 million of repayments and sales proceeds received and $15.7 million of net investment income. During the same period, we generated $62.5 million from financing activities, consisting primarily of proceeds from a follow-on equity offering of $38.0 million, net of expenses and proceeds from SBA debentures of $40.5 million. These increases were partially offset by cash dividends paid to stockholders of $14.8 million and financing fees paid of $1.2 million.

For the year ended December 31, 2011, we experienced a net increase in cash and cash equivalents in the amount of $37.3 million. During that period, we used $46.0 million in cash in operating activities, primarily for the funding of $78.0 million of investments, partially offset by $23.3 million of repayments received and $11.5 million of net investment income. During the same period, we generated $83.3 million from financing activities, consisting primarily of proceeds from the IPO (including the over-allotment) of $73.6 million, net of expenses, capital contributions from Fund I’s partners totaling $7.0 million and proceeds from SBA debentures of $10.5 million. These increases were partially offset by cash dividends paid to stockholders of $6.0 million, capital distributions to Fund I’s partners prior to the Formation Transactions of $1.5 million and financing fees paid of $0.3 million.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of additional debt and equity capital. The Funds are licensed SBICs, and have the ability to issue SBA debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 200.0% of an SBIC’s regulatory capital or $150.0 million, whichever is less. On May 28, 2013, we received approval for Fund II’s SBIC license through which we may issue more SBA debentures to fund additional investments. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $225.0 million. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of December 31, 2013, Fund I had $144.5 million of outstanding SBA debentures, which had a weighted average interest rate of 4.6%. Based on its $75.0 million of regulatory capital as of December 31, 2013, Fund I has the current capacity to issue up to an additional $5.5 million of SBA debentures. As of December 31, 2013, Fund II had no outstanding SBA debentures. Based on its $25.0 million of regulatory capital as of December 31, 2013, Fund II has the current capacity to issue $50.0 million of SBA debentures. For more information on the SBA debentures, please see Note 6 to our consolidated financial statements.

As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200.0%. This requirement limits the amount that we may borrow. We have received exemptive relief from the Securities and Exchange Commission, or the SEC, to allow us to exclude any indebtedness guaranteed by the SBA and issued by Fund I from the 200.0% asset coverage requirements, which, in turn, will enable us to fund more investments with debt capital. We have submitted an application to amend our exemptive relief to include Fund II, but we have not received approval for any SBA debentures issued by Fund II to be excluded from the 200.0% asset coverage requirements.

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors, including Independent Directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. On June 5, 2013, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 5, 2014 or the date of our 2014 Annual Meeting of Stockholders. Our stockholders will be asked to vote on a similar proposal at our 2014 Annual Meeting of Stockholders. Our stockholders specified that the cumulative number of shares sold in each offering during the one-year period ending on the earlier of June 5, 2014 or the date of our 2014 Annual Meeting of Stockholders may not exceed 25.0% of our outstanding common stock immediately prior to each such sale.

Current Market Conditions

Though global credit and other financial market conditions have improved and stability has increased throughout the international financial system, the uncertainty surrounding the United States’ rapidly increasing national debt and continuing global economic malaise have kept markets volatile. These unstable conditions could continue for a prolonged period of time. Although we have been able to secure access to additional liquidity, including our recent IPO and follow-on stock offerings and leverage available through the SBIC program, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make certain estimates and assumptions affecting amounts reported in the financial statements. We have identified investment valuation and revenue recognition as our most critical accounting estimates. We continuously evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.

Valuation of Portfolio Investments

We conduct the valuation of our investments, pursuant to which our net asset value is determined, at all times consistent GAAP and the 1940 Act.

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

The fair value of our royalty rights are calculated based on projected future cash flows and the specific provisions contained in the pertinent royalty agreement. The determination of the fair value of such royalty rights is not a significant component of our valuation process.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements express the uncertainties with respect to the possible effect of such valuations, and any changes in such valuations, on the consolidated financial statements.

Revenue Recognition

Investments and related investment income. Realized gains or losses on investments are recorded upon the sale or disposition of a portfolio investment and are calculated as the difference between the net proceeds from the sale or disposition and the cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. Changes in the fair value of investments from the prior period, as determined by our board of directors through the application of our valuation policy, are included as net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

Interest and dividend income. Interest and dividend income is recorded on the accrual basis to the extent that we expect to collect such amounts. Interest and dividend income is accrued daily based on the outstanding principal amount and the contractual terms of the debt or preferred equity investment. Dividend income is recorded on the declaration date or at the point an obligation exists for the portfolio company to make a distribution. Distributions from portfolio companies are evaluated to determine if the distribution is a distribution of earnings or a return of capital.

Payment-in-kind interest. We have investments in our portfolio that contain a PIK income provision. The PIK income, computed at the contractual rate specified in the applicable investment agreement, is added to the principal balance of the investment, rather than being paid in cash, and recorded as interest or dividend income on the consolidated statements of operations. Generally, PIK can be paid-in-kind or all in cash. We stop accruing PIK income when it is determined that PIK income is no longer collectible. In addition, to maintain our status as a RIC and to avoid paying corporate federal income tax, substantially all of this income must be paid out to stockholders in the form of distributions, even though we have not yet collected the cash. We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

Non-accrual. Loans or preferred equity investments are placed on non-accrual status and we will generally cease recognizing interest or dividend income when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Interest payments received on non-accrual investments may be recognized as income or applied to the investment principal balance based on management’s judgment. Non-accrual investments are restored to accrual status when past due principal, interest or dividends are paid and, in management’s judgment, are likely to remain current. The total fair value of non-accrual investments was $3.0 million and $0.0 million as of December 31, 2013 and 2012, respectively.

Warrants. In connection with our debt investments, we will sometimes receive warrants or other equity-related securities, or Warrants. We determine the cost basis of Warrants based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and Warrants received. Any resulting difference between the face amount of the debt and its recorded fair value resulting from the assignment of value to the Warrants are treated as original issue discount, or OID, and accreted into interest income using the effective interest method over the term of the debt security.

Fee income. All transaction fees earned in connection with our investments are recognized as fee income. Such fees typically include fees for services, including structuring and advisory services, provided to portfolio companies. We recognize income from fees for providing such structuring and advisory services when the services are rendered or the transactions are completed. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as fee income when earned. Prior to the Formation Transactions, and in accordance with the prior limited partnership agreement, we historically recorded transaction fees provided in connection with our investments as a direct offset to management fee expense.

We also typically receive upfront origination or closing fees in connection with investments. Such upfront origination and closing fees are capitalized as unearned income offset against investments on our consolidated statement of assets and liabilities and amortized as additional income over the life of the investment.

Recently Issued Accounting Standards

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Financial Services — Investment Companies (Topic 946) Amendments to the Scope, Measurement and Disclosure Requirements (“ASU 2013-08”), containing new guidance on assessing whether an entity is an investment company, requiring noncontolling ownership interest in investment companies to be measured at fair value and requiring certain additional disclosures. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. We do not expect ASU 2013-08 to have a material impact on our consolidated financial statements or disclosures.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2013, we had off-balance sheet arrangements consisting of two unfunded revolving loan commitments totaling $1.5 million, two unfunded loan commitments totaling $4.6 million to portfolio companies, and one unfunded capital commitment of $0.3 million related to a portfolio company. As of December 31, 2012, we had one off-balance sheet arrangement with a portfolio company consisting of a $1.0 million unfunded revolving loan commitment.

Contractual Obligations

As of December 31, 2013 our future fixed commitments for cash payments are as follows:

	Total	2014	2015 to 2016	2017 to 2018	2019 and Thereafter
	(Dollars in thousands)
SBA debentures	$144,500	$—	$—	$36,700	$107,800
Interest due on SBA debentures	40,977	6,577	13,172	12,382	8,846

Total	$185,477	$6,577	$13,172	$49,082	$116,646

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

If any of our contractual obligations discussed above are terminated, our costs under any new agreements that we enter into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under our Investment Advisory Agreement and our Administration Agreement. Any new investment advisory agreement would also be subject to approval by our Independent Directors and our stockholders.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•

Prior to the consummation of the Formation Transactions, Fund I had entered into a management agreement with Fidus Capital, LLC to manage the day-to-day operational and investment activities of Fund I and was paid management fees. See Note 5 to our consolidated financial statements.

•

In connection with the Formation Transactions, Fund I terminated its management services agreement with Fidus Capital, LLC and we entered into the Investment Advisory Agreement with Fidus Investment Advisors, LLC, as our investment advisor. The investment professionals of Fidus Investment Advisors, LLC were also the investment professionals of Fidus Capital, LLC. We entered into the Investment Advisory Agreement with Fidus Investment Advisors, LLC to manage our day-to-day operating and investing activities. We pay our investment advisor a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. See Note 5 to our consolidated financial statements.

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

In connection with the IPO and our election to be regulated as a BDC, we applied for and received exemptive relief from the SEC on March 27, 2012 to allow us to take certain actions that would otherwise be prohibited by the 1940 Act, as applicable to BDCs. The relief permits FIC and Fund I to operate effectively as one company, specifically allowing them to: (1) engage in certain transactions with each other; (2) invest in securities in which the other is or proposes to be an investor; (3) file consolidated reports with the Commission; and (4) be subject to modified consolidated asset coverage requirements for senior securities issued by a BDC and its SBIC subsidiary. The fourth exemption described above allows us to exclude any indebtedness guaranteed by the SBA and issued by Fund I from the 200.0% asset coverage requirements applicable to us. We have submitted an application to amend our exemptive relief to include Fund II, but we have not received approval for any SBA debentures issued by Fund II to be excluded from the 200.0% asset coverage requirements.

In addition, we, Fund I and our investment advisor have each adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act that governs the conduct of our and our investment advisor’s officers, directors and employees. Additionally, our investment advisor has adopted a code of ethics pursuant to rule 240A-1 under the 1940 Act and in accordance with Rule 17j-1(c). We, and Fund I, have also adopted a code of business conduct that is applicable to all officers, directors and employees of Fidus and our investment advisor. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Recent Developments

On January 3, 2014, we received $6.4 million as payment in full on the subordinated notes of Apex Microtechnology, Inc., including prepayment fees.

On January 31, 2014, we made follow-on investments of $1.5 million and $4.5 million in the subordinated notes and preferred equity, respectively, of FCA, LLC in support of a recapitalization transaction.

On February 18, 2014, our board of directors declared a regular quarterly dividend of $0.38 per share payable on March 31, 2014 to stockholders of record as of March 21, 2014.

On March 4, 2014, we made a follow-on investment of $0.5 million in the preferred equity of Medsurant Holdings, LLC.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. As of December 31, 2013, all of our debt investments bore interest at fixed rates and all of our pooled SBA debentures bore interest at fixed rates. Assuming that the consolidated statements of assets and liabilities as of December 31, 2013 and December 31, 2012 were to remain constant, a hypothetical 100 basis point change in interest rates would not have a material effect on our level of interest income from debt investments or interest expense.

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

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Fidus Investment Corporation and Subsidiaries

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Fidus Investment Corporation and Subsidiaries (collectively, the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of December 31, 2013 and 2012, by correspondence with the custodian, loan agent or borrower. Our audits also included performing such other procedures where replies from the custodian, loan agent or borrower were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidus Investment Corporation and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fidus Investment Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated March 6, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey LLP

Chicago, Illinois

March 6, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Fidus Investment Corporation and Subsidiaries

We have audited Fidus Investment Corporation and Subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Fidus Investment Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Fidus Investment Corporation and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2013, and our report dated March 6, 2014 expressed an unqualified opinion.

/s/ McGladrey LLP

Chicago, Illinois

March 6, 2014

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(In thousands, except shares and per share data)

	December 31, 2013	December 31, 2012
ASSETS
Investments, at fair value
Control investments (cost: $0 and $20,709, respectively)	$—	$30,613
Affiliate investments (cost: $88,983 and $64,336, respectively)	82,444	62,938
Non-control/non-affiliate investments (cost: $226,231 and $175,249, respectively)	224,537	180,698

Total investments, at fair value (cost: $315,214 and $260,294, respectively)	306,981	274,249
Cash and cash equivalents	53,418	52,042
Interest receivable	2,487	3,307
Deferred financing costs (net of accumulated amortization of $2,102 and $1,590, respectively)	3,152	3,414
Prepaid expenses and other assets	1,224	837

Total assets	367,262	333,849

LIABILITIES
SBA debentures	144,500	144,500
Accrued interest payable	2,198	2,137
Due to affiliates	5,582	3,646
Taxes payable	3,571	—
Accounts payable and other liabilities	286	475

Total liabilities	156,137	150,758

Net assets	$211,125	$183,091

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 13,755,232 and 11,953,847 shares issued and outstanding at December 31, 2013 and 2012, respectively)	$14	$12
Additional paid-in capital	206,123	177,498
Undistributed net investment income	3,221	455
Accumulated net realized gain on investments (net of taxes)	11,212	1,493
Accumulated net unrealized (depreciation) appreciation on investments	(9,445)	3,633

Total net assets	$211,125	$183,091

Net asset value per common share	$15.35	$15.32

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	Years Ended December 31,
	2013	2012	2011
Investment income:
Interest and fee income
Control investments	$1,823	$2,942	$3,344
Affiliate investments	9,306	7,695	4,698
Non-control/non-affiliate investments	28,835	22,138	14,717

Total interest and fee income	39,964	32,775	22,759
Dividend income
Control investments	—	—	425
Affiliate investments	139	122	14
Non-control/non-affiliate investments	1,539	822	96

Total dividend income	1,678	944	535
Interest on idle funds and other income	150	130	93

Total investment income	41,792	33,849	23,387

Expenses:
Interest expense	7,076	6,422	5,488
Base management fee	5,261	4,237	3,612
Less: management fee offset	—	—	(430)
Incentive fee	6,792	4,839	1,609
Administrative service expenses	1,155	897	449
Professional fees	851	834	655
Other general and administrative expenses	1,115	929	447

Total expenses	22,250	18,158	11,830

Net investment income before income taxes	19,542	15,691	11,557
Income tax provision	246	4	24

Net investment income	19,296	15,687	11,533

Net realized and unrealized gains (losses) on investments:
Realized gains on control investments	22,231	—	—
Realized gains (losses) on non-control/non-affiliate investments	8,357	1,975	(12,318)
Net change in unrealized (depreciation) appreciation on investments	(22,188)	1,749	16,171
Income tax (provision) on realized gains on investments	(493)	—	—

Net gain on investments	7,907	3,724	3,853

Net increase in net assets resulting from operations	$27,203	$19,411	$15,386

Per common share data: (1)
Net investment income per share-basic and diluted	$1.43	$1.54	$1.22

Net increase in net assets resulting from operations per share-basic and diluted	$2.01	$1.91	$1.63

Dividends declared per share	$1.94	$1.46	$0.64

Weighted average number of shares outstanding - basic and diluted	13,524,368	10,185,627	9,427,021

(1)	The weighted average shares outstanding for the year ended December 31, 2011, are based on the assumption that the number of shares issued in the Formation Transactions and IPO (including the over-allotment) in June and July 2011 (9,427,021 shares of common stock) had been issued on January 1, 2011.

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets

(In thousands, except shares)

	Partners’ Capital	Common Stock		Additional Paid in Capital	Undistributed Net Investment Income	Accumulated Net Realized Gain (Loss) on Investments (net of taxes)	Accumulated Net Unrealized (Depreciation) Appreciation on Investments	Total Net Assets
		Number of Shares	Par Value
Balances at December 31, 2010	$52,005	—	$—	$—	$—	$—	$—	$52,005
Capital contributions	7,000	—	—	—	—	—	—	7,000
Capital distributions	(1,500)	—	—	—	—	—	—	(1,500)
Net investment income through June 20, 2011	5,077	—	—	—	—	—	—	5,077
Realized loss on investments through June 20, 2011	(7,935)	—	—	—	—	—	—	(7,935)
Net change in unrealized appreciation on investments through June 20, 2011	10,385	—	—	—	—	—	—	10,385
Formation transactions	(65,032)	4,056,521	4	65,028	—	—	—	—
Public offering of common stock, net of expenses	—	5,370,500	5	73,621	—	—	—	73,626
Net increase in net assets resulting from operations June 21 to December 31, 2011	—	—	—	—	6,455	(482)	1,884	7,857
Dividends declared and paid	—	—	—	—	(6,033)	—	—	(6,033)

Balances at December 31, 2011	—	9,427,021	9	138,649	422	(482)	1,884	140,482
Public offering of common stock, net of expenses	—	2,472,500	3	37,949	—	—	—	37,952
Net increase in net assets resulting from operations	—	—	—	—	15,687	1,975	1,749	19,411
Dividends declared and paid	—	54,326	—	900	(15,654)	—	—	(14,754)

Balances at December 31, 2012	—	11,953,847	12	177,498	455	1,493	3,633	183,091
Public offering of common stock, net of expenses	—	1,725,000	2	28,855	—	—	—	28,857
Net increase in net assets resulting from operations	—	—	—	—	19,296	20,985	(13,078)	27,203
Dividends declared and paid	—	76,385	—	1,464	(16,603)	(10,000)	—	(25,139)
Deemed distribution of long term capital gains	—	—	—	5,363	—	(8,250)	—	(2,887)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	—	(7,057)	73	6,984	—	—

Balances at December 31, 2013	$—	13,755,232	$14	$206,123	$3,221	$11,212	$(9,445)	$211,125

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$27,203	$19,411	$15,386
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) operating activities:
Net change in unrealized depreciation (appreciation) on investments	22,188	(1,749)	(16,171)
Realized (gain) loss on investments	(30,588)	(1,975)	12,318
Interest and dividend income paid-in-kind	(5,811)	(4,735)	(4,484)
Accretion of original issue discount	(1,081)	(1,153)	(711)
Amortization of loan origination fees	(407)	(214)	(19)
Amortization of deferred financing costs	512	456	363
Purchase of investments	(149,095)	(85,519)	(77,970)
Proceeds from sales and repayments of investments	131,199	25,204	23,250
Proceeds from loan origination fees	863	637	383
Changes in operating assets and liabilities:
Interest receivable	820	(1,620)	(545)
Prepaid expenses and other assets	(387)	(372)	(124)
Accrued interest payable	61	418	80
Due to affiliates	1,936	1,484	2,161
Taxes payable	684	—	—
Accounts payable and other liabilities	(189)	194	47

Net cash (used in) operating activities	(2,092)	(49,533)	(46,036)

Cash Flows from Financing Activities:
Proceeds from stock offering, net of expenses	28,857	37,952	73,626
Proceeds received from SBA debentures	—	40,500	10,500
Payment of deferred financing costs	(250)	(1,182)	(256)
Capital contributions	—	—	7,000
Capital distributions	—	—	(1,500)
Dividends paid to stockholders	(25,139)	(14,754)	(6,033)

Net cash provided by financing activities	3,468	62,516	83,337

Net increase in cash and cash equivalents	1,376	12,983	37,301

Cash and cash equivalents:
Beginning of period	52,042	39,059	1,758

End of period	$53,418	$52,042	$39,059

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$6,503	$5,549	$5,045

Cash payments for taxes	$55	$4	$24

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2013

(In thousands, except shares)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Affiliate Investments (5)

Apex Microtechnology, Inc.	Electronic
Subordinated Note	Components Supplier	12.0%/2.0%	2/16/2018	$6,200	$5,987	$6,448
Warrant (2,294 units)					220	255
Common Equity (11,690 units)					1,169	1,299

Sub Total					7,376	8,002	4%

Avrio Technology Group, LLC	Electronic
Subordinated Note	Components Supplier	0.0%/14.0%	10/15/2015	6,291	6,291	3,200
Preferred Equity -Series B (3,704 units) (7)					3,704	—
Preferred Equity -Series C (872 units) (7)					436	—
Preferred Equity -Series D (1,917 units) (7)					639	—
Common Equity (4,215 units) (7)					1,000	—

Sub Total					12,070	3,200	2%

Malabar International	Aerospace & Defense
Subordinated Note	Manufacturing	12.5%/2.5%	5/21/2017	5,116	5,093	5,116
Preferred Equity (1,494 shares) (6)		6.0%/0.0%			1,990	3,616

Sub Total					7,083	8,732	4%

Medsurant Holdings, LLC	Healthcare Services
Subordinated Note		14.0%/0.0%	7/12/2016	9,750	8,845	9,541
Preferred Equity (79,091 units) (7)					1,112	1,105
Warrant (288,239 units) (7)					3,690	3,944

Sub Total					13,647	14,590	7%

Paramount Building Solutions, LLC	Retail Cleaning
Subordinated Note		5.0%/13.0%	12/31/2014	7,253	7,253	7,091
Common Equity (107,143 units) (7)					1,500	—

Sub Total					8,753	7,091	3%

Pfanstiehl, Inc.	Healthcare Products
Subordinated Note		12.0%/4.0%	9/29/2018	6,082	6,031	6,082
Common Equity (8,500 shares)					850	970

Sub Total					6,881	7,052	3%

Safety Products Group, LLC	Safety Products
Subordinated Note	Manufacturer	12.0%/1.5%	12/30/2018	10,000	9,957	9,957
Preferred Equity (749 shares) (7)					749	749
Common Equity (676 shares) (7)					1	1

Sub Total					10,707	10,707	5%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2013

(In thousands, except shares)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Trantech Radiator Products, Inc.	Utility Equipment
Subordinated Note	Manufacturer	12.0%/1.8%	5/4/2017	$9,351	$9,323	$9,351
Common Equity (6,875 shares)					688	1,317

Sub Total					10,011	10,668	5%

Westminster Cracker Company, Inc.	Specialty Cracker
Preferred Equity (83,851 units)	Manufacturer				70	75
Common Equity (1,208,197 units)					1,208	1,108

Sub Total					1,278	1,183	1%

World Wide Packaging, LLC	Consumer Products
Subordinated Note		12.0%/1.8%	10/26/2018	9,919	9,877	9,919
Common Equity (1,300,000 units) (7)					1,300	1,300

Sub Total					11,177	11,219	5%

Total Affiliate Investments					88,983	82,444	39%

Non-Control/Non-Affiliate Investments (5)

Anatrace Products, LLC	Healthcare Products
Senior Secured Loan		11.5%/1.5%	10/11/2018	9,533	9,493	9,493
Revolving Loan ($500 commitment) (9)		N/A	10/11/2018	—	(2)	(2)
Common Equity (360,000 shares)					360	360

Sub Total					9,851	9,851	5%

Acentia, LLC (f/k/a ITSolutions)	IT Services
Common Units (499 units)					500	267	0%

ACFP Management, Inc.	Restaurants
Common Units (1,000,000 units)					1,091	1,140	1%

Brook & Whittle Limited	Specialty Printing
Subordinated Note		12.0%/4.8%	12/31/2016	6,954	6,954	6,954
Subordinated Note		12.0%/2.0%	12/31/2016	2,206	2,199	2,206
Warrant (1,051 shares)					285	367
Common Equity - Series A (148 shares)					110	52
Common Equity - Series D (527 shares)					53	53

Sub Total					9,601	9,632	5%

Brook Furniture Rental, Inc.	Furniture Rental
Subordinated Note		12.0%/1.5%	9/30/2016	7,865	7,573	7,944
Warrants (2.5%)					485	751

Sub Total					8,058	8,695	4%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2013

(In thousands, except shares)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Caldwell & Gregory, LLC	Laundry Services
Subordinated Note		11.5%/1.0%	11/30/2018	$1,509	$1,482	$1,509
Subordinated Note		0.0%/12.0%	5/31/2019	3,215	2,941	3,215
Common Equity (500,000 units) (7)					500	511
Warrant (242,121 units) (7)					242	247

Sub Total					5,165	5,482	3%

Channel Technologies Group, LLC	Component
Subordinated Note	Manufacturer	11.0%/1.3%	4/10/2019	7,000	6,941	6,941
Preferred Equity (538 units) (7)					1,000	1,000
Common Equity (537,817 units) (7)					—	—

Sub Total					7,941	7,941	4%

Connect-Air International, Inc.	Specialty Distribution
Subordinated Note		12.8%/0.0%	11/5/2018	11,400	11,394	11,394
Common Equity					—	1,800

Sub Total					11,394	13,194	6%

Continental Anesthesia Management, LLC	Healthcare Services
Senior Secured Loan		14.0%/0.0%	9/15/2014	9,825	9,777	9,717
Warrant (263 shares)					276	—

Sub Total					10,053	9,717	5%

Convergent Resources, Inc.	Debt Collection
Subordinated Note	Services	13.0%/3.0%	12/27/2017	5,758	5,719	5,759	3%

EBL, LLC (EbLens)	Retail
Subordinated Note		12.0%/3.0%	2/2/2018	9,323	9,288	9,323
Common Equity (750,000 units) (7)					750	778

Sub Total					10,038	10,101	5%

FCA, LLC	Industrial Products
Subordinated Note		12.5%/1.5%	6/18/2018	1,512	1,506	1,512
Preferred Equity (4,500,000 units) (6)		11.5%/5.0%	6/18/2018		4,604	4,623

Sub Total					6,110	6,135	3%

FocusVision Worldwide, Inc.	Business Services
Subordinated Note		12.0%/1.0%	1/29/2019	7,519	7,487	7,519	4%

FTH Acquisition Corp. VII	IT Services
Subordinated Note		13.0%/0.0%	2/27/2015	8,511	8,511	7,741
Preferred Equity (887,122 shares)					887	—

Sub Total					9,398	7,741	4%

IOS Acquisition, Inc.	Oil & Gas Services
Subordinated Note		12.0%/3.5%	6/26/2018	13,766	13,654	13,766
Common Equity (2,152 shares)					500	379

Sub Total					14,154	14,145	7%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2013

(In thousands, except shares)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Jacob Ash Holdings, Inc.	Apparel Distribution
Subordinated Note		13.0%/5.0%	8/11/2016	$3,500	$3,491	$3,500
Subordinated Note		13.0%/1.0%	8/11/2016	1,147	1,132	1,147
Preferred Equity (500 shares) (6)		0.0%/15.0%	8/11/2016		685	314
Warrant (129,630 shares)					67	—

Sub Total					5,375	4,961	2%

K2 Industrial Services, Inc.	Industrial Cleaning &
Subordinated Note	Coatings	11.8%/2.8%	5/23/2017	14,797	14,722	14,798
Preferred Equity - Series A (1,200 shares)					1,200	930
Preferred Equity - Series B (69 shares)					68	74

Sub Total					15,990	15,802	7%

Lightning Diversion Systems, LLC	Aerospace & Defense
Senior Secured Loan	Manufacturing	10.5%/0.0%	12/20/2018	12,198	12,143	12,197
Revolving Loan ($1,000 commitment) (9)		N/A	12/20/2018	—	(3)	(3)
Common Equity (600,000 units)					—	1,049

Sub Total					12,140	13,243	6%

MedPlast, LLC	Healthcare Products
Subordinated Note		11.0%/1.5%	3/31/2019	10,033	9,961	9,961
Preferred Equity (188 shares) (6)		0.0%/8.0%			191	191
Common Equity (3,728 shares)					62	62

Sub Total					10,214	10,214	5%

National Truck Protection Co., Inc.	Financial Services
Senior Secured Loan		13.5%/2.0%	9/13/2018	13,500	13,418	13,500
Common Units (1,109 units)					737	1,118

Sub Total					14,155	14,618	7%

Nobles Manufacturing, Inc.	Aerospace & Defense
Subordinated Note	Manufacturing	12.0%/2.5%	10/6/2018	4,550	4,550	4,550
Preferred Equity (1,300,000 shares)					867	2,285
Common Equity (1,300,000 shares)					—	—

Sub Total					5,417	6,835	3%

Premium Franchise Brands, LLC	Commercial Cleaning
(f/k/a Jan-Pro Holdings, LLC)
Subordinated Note		12.0%/2.0%	3/18/2017	7,833	7,833	7,833
Preferred Equity (1,054,619 shares)					832	465

Sub Total					8,665	8,298	4%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2013

(In thousands, except shares)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Restaurant Finance Co, LLC	Restaurants
Senior Secured Loan ($6,000 commitment)		11.0%/2.0%	11/25/2019	$1,664	$1,652	$1,652
Royalty Rights					—	—

Sub Total					1,652	1,652	1%

S.B. Restaurant Co. (dba Elephant Bar)	Restaurants
Subordinated Note (8)		13.0%/1.0%	1/10/2018	7,594	7,256	2,974
Subordinated Note ($500 commitment)		0.0%/0.0%	1/10/2018	250	165	165
Warrant (652 shares)					416	—

Sub Total					7,837	3,139	1%

Simplex Manufacturing Co.	Aerospace & Defense
Subordinated Note	Manufacturing	14.0%/0.0%	11/1/2015	4,550	4,522	4,550
Warrant (24 shares)					710	758

Sub Total					5,232	5,308	3%

United Biologics, LLC	Healthcare Services
Senior Secured Loan		12.0%/2.0%	3/5/2017	6,833	6,425	6,833
Preferred Equity (98,377 units) (7)					1,069	1,069
Warrant (57,469 units)					566	312

Sub Total					8,060	8,214	4%

Worldwide Express Operations, LLC	Transportation Services
Subordinated Note		11.5%/1.0%	8/1/2020	12,552	12,434	12,434
Common Equity (2,500,000 units) (7)					2,500	2,500

Sub Total					14,934	14,934	7%

Total Non-Control/Non-Affiliate Investments					226,231	224,537	106%

Total Investments					$315,214	$306,981	145%

(1)	All debt investments are income producing. Equity investments are non-income producing unless otherwise noted.
(2)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(3)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(4)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of December 31, 2013. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
(5)	See Note 2 - Significant Accounting Policies, Investment Classification for definitions of Control and Affiliate classifications.
(6)	Income producing. Maturity date, if any, represents mandatory redemption date.
(7)	Investment is held by a wholly-owned subsidiary of the Company.
(8)	Investment was on non-accrual status as of December 31, 2013, meaning the Company has ceased recognizing interest income on the investment.
(9)	The entire commitment was unfunded at December 31, 2013. As such, no interest is being earned on this investment.

See Notes to Consolidated Financial Statements.

Fidus Investment Corporation

Consolidated Schedule of Investments

December 31, 2012

(In thousands, except shares)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Control Investments (5)

Worldwide Express Operations, LLC	Transportation
Subordinated Note	Services	12.0%/2.0%	2/1/2014	$8,909	$8,909	$8,909
Subordinated Note		12.0%/2.0%	2/1/2014	11,654	11,530	11,654
Warrant (213,382 units) (7)					—	8,569
Common Units (51,946 units) (7)					270	1,481

Sub Total					20,709	30,613	17%

Total Control Investments					20,709	30,613	17%

Affiliate Investments (5)

Apex Microtechnology, Inc.	Electronic
Subordinated Note	Components Supplier	12.0%/2.0%	2/16/2018	6,200	5,937	5,937
Warrant (2,294 units)					220	220
Common Units (11,690 units)					1,169	1,169

Sub Total					7,326	7,326	4%

Avrio Technology Group, LLC	Electronic
Subordinated Note	Components Supplier	8.0%/6.0%	10/15/2015	5,589	5,589	4,620
Preferred Units (3,704 units) (7)					3,704	823
Common Units (3,982 units) (7)					1,000	—

Sub Total					10,293	5,443	3%

Malabar International	Aerospace & Defense
Subordinated Note	Manufacturing	12.5%/2.5%	5/21/2017	4,988	4,959	4,988
Preferred Equity (1,494 shares) (6)		6.0%/0.0%			1,988	3,133

Sub Total					6,947	8,121	4%

Medsurant Holdings, LLC	Healthcare Services
Subordinated Note		14.0%/0.0%	7/12/2016	9,750	8,485	9,750
Preferred Units (79,091 units) (7)					1,112	1,565
Warrant (288,239 units) (7)					3,690	5,784

Sub Total					13,287	17,099	9%

Paramount Building Solutions, LLC	Retail Cleaning
Subordinated Note		12.0%/4.0%	2/15/2014	6,499	6,499	6,499
Common Units (107,143 units) (7)					1,500	530

Sub Total					7,999	7,029	4%

Trantech Radiator Products, Inc.	Utility Equipment
Subordinated Note	Manufacturer	12.0%/1.8%	5/4/2017	9,187	9,151	9,187
Common Shares (6,875 shares)					688	1,183

Sub Total					9,839	10,370	6%

Fidus Investment Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2012

(In thousands, except shares)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Westminster Cracker Company, Inc.	Specialty Cracker
Subordinated Note	Manufacturer	14.0%/4.0%	11/17/2014	$7,367	$7,367	$7,316
Preferred Units (83,851 shares)					70	70
Common Units (1,208,197 units)					1,208	164

Sub Total					8,645	7,550	4%

Total Affiliate Investments					64,336	62,938	34%

Non-Control/Non-Affiliate Investments (5)

Acentia, LLC (f/k/a ITSolutions)	IT Services
Common Units (499 units)					500	268	0%

ACFP Management, Inc.	Restaurants
Subordinated Note		12.0%/2.0%	6/29/2017	7,552	7,522	7,552
Common Units (1,000,000 units)					1,091	1,091

Sub Total					8,613	8,643	5%

Brook & Whittle Limited	Specialty Printing
Subordinated Note		12.0%/4.8%	8/9/2016	6,626	6,626	6,526
Subordinated Note		12.0%/2.0%	8/9/2016	2,162	2,095	1,965
Warrant (1,051 shares)					285	370
Common Shares (148 shares)					111	51

Sub Total					9,117	8,912	5%

Brook Furniture Rental, Inc.	Furniture Rental
Subordinated Note		12.0%/1.5%	9/30/2016	7,746	7,351	7,746
Warrants (2.5%)					485	586

Sub Total					7,836	8,332	5%

Caldwell & Gregory, LLC	Laundry Services
Subordinated Note		12.5%/1.5%	4/23/2016	1,890	1,890	1,890
Preferred Units (11,628 units) (7)					1,163	1,523
Common Units (4,464 units) (7)					4	376

Sub Total					3,057	3,789	2%

Connect-Air International, Inc.	Specialty Distribution
Subordinated Note		12.5%/3.0%	12/31/2014	4,031	4,031	4,031
Preferred Interest (6)		0.0%/10.0%	12/31/2014		5,247	5,719

Sub Total					9,278	9,750	5%

Continental Anesthesia Management, LLC	Healthcare Services
Senior Secured Loan		14.0%/0.0%	11/10/2014	9,950	9,846	9,876
Warrant (263 shares)					276	27

Sub Total					10,122	9,903	5%

Convergent Resources, Inc.	Debt Collection
Subordinated Note	Services	13.0%/3.0%	12/27/2017	5,587	5,536	5,587	3%

EBL, LLC (EbLens)
Subordinated Note	Retail	12.0%/3.0%	2/2/2018	9,045	9,001	9,001
Common Equity (750,000 units) (7)					750	750

Sub Total					9,751	9,751	5%

Fidus Investment Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2012

(In thousands, except shares)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

FutureTech Holding Company	IT Services
Subordinated Note		13.5%/5.5%	2/29/2016	$7,875	$7,816	$7,875	4%

Goodrich Quality Theaters, Inc.	Movie Theaters
Subordinated Note		12.8%/0.0%	3/31/2015	12,500	12,157	12,500
Warrant (71 shares)					750	2,314

Sub Total					12,907	14,814	8%

IOS Acquisition, Inc.	Oil & GasServices
Subordinated Note		12.0%/2.0%	6/26/2018	12,003	11,884	11,884
Common Equity (2,152 shares)					500	500

Sub Total					12,384	12,384	7%

Jacob Ash Holdings, Inc.	Apparel Distribution
Subordinated Note		13.0%/4.0%	8/11/2016	3,500	3,487	3,500
Subordinated Note		13.0%/0.0%	8/11/2016	1,750	1,720	1,750
Preferred Equity (500 shares) (6)		0.0%/15.0%	8/11/2016		586	250
Warrant (129,630 shares)					67	—

Sub Total					5,860	5,500	3%

Jan-Pro Holdings, LLC	Commercial Cleaning
Subordinated Note		12.5%/3.5%	3/18/2017	7,611	7,611	7,611
Preferred Equity (1,054,619 shares)					832	626

Sub Total					8,443	8,237	4%

K2 Industrial Services, Inc.	Industrial Cleaning &
Subordinated Note	Coatings	11.8%/2.0%	5/23/2017	12,273	12,224	12,273
Preferred Equity (1,200 shares)					1,200	1,044

Sub Total					13,424	13,317	7%

Lightning Diversion Systems, LLC	Aerospace & Defense
Revolving Loan ($1,000 Commitment)	Manufacturing	12.0%/0.0%	6/17/2017	—	(4)	(4)
Senior Secured Loan		12.0%/0.0%	6/17/2017	7,062	7,029	7,062
Common Units (600,000 units)					600	600

Sub Total					7,625	7,658	4%

National Truck Protection Co., Inc.	Financial Services
Senior Secured Loan		13.5%/2.0%	8/10/2017	9,000	8,938	8,938
Common Units (531 units)					450	450

Sub Total					9,388	9,388	5%

Nobles Manufacturing, Inc.	Aerospace & Defense
Subordinated Note	Manufacturing	13.0%/3.0%	4/6/2016	6,825	6,825	6,825
Preferred Equity (1,300,000 shares)					1,300	1,943
Common Equity (1,300,000 shares)					—	—

Sub Total					8,125	8,768	5%

S.B. Restaurant Co. (dba Elephant Bar)	Restaurants
Subordinated Note		13.0%/1.0%	1/10/2018	7,537	7,117	7,117
Warrant (652 shares)					416	416

Sub Total					7,533	7,533	4%

Fidus Investment Corporation

Consolidated Schedule of Investments—(Continued)

December 31, 2012

(In thousands, except shares)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Simplex Manufacturing Co.	Aerospace & Defense
Subordinated Note	Manufacturing	13.0%/0.0%	10/31/2013	$4,550	$4,438	$4,550
Warrant (24 shares)					710	1,058

Sub Total					5,148	5,608	3%

Tulsa Inspection Resources, Inc.	Oil & Gas Services
Subordinated Note		14.0%/0.0%	3/12/2014	4,000	3,953	4,000
Subordinated Note		17.5%/0.0%	3/12/2014	648	648	648
Warrant (6 shares)					193	1,752
Common Equity (1 share)					95	121

Sub Total					4,889	6,521	4%

United Biologics, LLC	Healthcare Services
Senior Secured Loan		12.0%/2.0%	3/5/2017	6,864	6,331	6,864
Preferred Equity (88,968 units) (7)					1,000	1,000
Warrant (78,148 units)					566	296

Sub Total					7,897	8,160	4%

Total Non-Control/Non-Affiliate Investments					175,249	180,698	99%

Total Investments					$260,294	$274,249	150%

(1)	All debt investments are income producing. Equity investments are non-income producing unless otherwise noted.
(2)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(3)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(4)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any.
(5)	See Note 2 - Significant Accounting Policies, Investment Classification for definitions of Control and Affiliate classifications.
(6)	Income producing. Maturity date, if any, represents mandatory redemption date.
(7)	Investment is held by a wholly-owned subsidiary of the Company.

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(In thousands, except shares and per share data)

Note 1. Organization and Nature of Business

Fidus Investment Corporation, a Maryland corporation (“FIC,” and together with its subsidiaries, the “Company”), was formed on February 14, 2011 for the purposes of (i) acquiring 100% of the limited partnership interests of Fidus Mezzanine Capital, L.P. and its consolidated subsidiaries (collectively, “Fund I”) and 100% of the membership interests of Fund I’s general partner, Fidus Mezzanine Capital GP, LLC (“FMCGP”), (ii) raising capital in an initial public offering that was completed in June 2011 (the “IPO”) and (iii) thereafter operating as an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Fund I has also elected to be regulated as a BDC under the 1940 Act. In addition, for federal income tax purposes, the Company elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2011.

The Company provides customized debt and equity financing solutions to lower middle-market companies. Fund I commenced operations on May 1, 2007, and on October 22, 2007, was granted a license to operate as a Small Business Investment Company (“SBIC”) under the authority of the U.S. Small Business Administration (“SBA”). On March 29, 2013, the Company commenced operations of a new wholly-owned subsidiary, Fidus Mezzanine Capital II, L.P. (“Fund II”) and on May 28, 2013, was granted a second license to operate Fund II as an SBIC. Collectively, Fund I and Fund II are referred to as the “Funds”. The SBIC licenses allow the Funds to obtain leverage by issuing SBA-guaranteed debentures (“SBA debentures”), subject to the issuance of leverage commitments by the SBA and other customary procedures. As SBICs, the Funds are subject to a variety of regulations and oversight by the SBA under the Small Business Investment Act of 1958, as amended (the “SBIC Act”), concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments.

On June 20, 2011, FIC acquired 100% of the limited partnership interests in Fund I and 100% of the equity interests in FMCGP, in exchange for 4,056,521 shares of common stock in FIC (the “Formation Transactions”). Fund I became FIC’s wholly-owned subsidiary, retained its SBIC license, and continues to hold investments and make new investments. The IPO consisted of the sale of 5,370,500 shares of the Company’s common stock, including shares purchased by the underwriters pursuant to their exercise of the over-allotment option, at a price of $15.00 per share resulting in net proceeds of $73,626, after deducting underwriting fees and commissions and offering costs totaling $6,932.

The management agreement between Fund I and Fidus Capital, LLC (Fund I’s former investment advisor) was terminated in conjunction with the Formation Transactions. For all periods subsequent to the consummation of the Formation Transactions and the IPO, the Company pays a quarterly base management fee and an incentive fee to Fidus Investment Advisors, LLC (the “Investment Advisor”) under an investment advisory agreement (the “Investment Advisory Agreement”). The initial investment professionals of the Investment Advisor were the same as those of Fidus Capital, LLC.

On September 11, 2012, the Company issued 2,472,500 shares in a follow-on public offering, including shares purchased by the underwriters pursuant to their exercise of the over-allotment option, at an offering price of $16.10 per share resulting in net proceeds of $37,952 after deducting underwriting fees and commissions and offering costs totaling $1,855.

On February 8, 2013, the Company issued 1,725,000 shares in a follow-on public offering, including shares purchased by the underwriters pursuant to their exercise of the over-allotment option, at an offering price of

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

$17.60 per share resulting in net proceeds to the Company of $28,857, after deducting underwriting fees and commissions and offering costs totaling $1,504. As of December 31, 2013 and 2012, the Company had 13,755,232 and 11,953,847 shares of common stock outstanding, respectively.

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

Consolidation: The Company will generally not consolidate its investments in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. As a result, the consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, including the Funds. All significant intercompany balances and transactions have been eliminated.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

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

Realized gains or losses and unrealized appreciation or depreciation on investments: Realized gains or losses on investments are recorded upon the sale or disposition of a portfolio investment and are calculated as the difference between the net proceeds from the sale or disposition and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation on the consolidated statements of operations includes changes in the fair value of investments from the prior period, as determined by the Company’s board of directors (the “Board”) through the application of the Company’s valuation policy, as well as reclassifications of any prior period unrealized appreciation or depreciation on exited investments to realized gains or losses on investments.

Interest, fee and dividend income: Interest and dividend income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest and dividend income is accrued daily based on the outstanding principal amount and the contractual terms of the debt or preferred equity investment. Dividend income is recorded on the declaration date or at the point an obligation exists for the portfolio company to make a distribution. Distributions from portfolio companies are evaluated to determine if the distribution is a distribution of earnings or a return of capital.

Certain of the Company’s investments contain a payment-in-kind “PIK” income provision. The PIK income, computed at the contractual rate specified in the applicable investment agreement, is added to the principal balance of the investment, rather than being paid in cash, and recorded as interest or dividend income, as applicable, on the consolidated statements of operations. PIK income is included in the Company’s taxable income and, therefore, affects the amount the Company is required to pay to shareholders in the form of dividends in order to maintain the Company’s status as a RIC and to avoid corporate federal income tax, even though the Company has not yet collected the cash.

Loans or preferred equity investments are placed on non-accrual status and the Company will generally cease recognizing interest or dividend income when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Interest and dividend payments received on non-accrual investments may be recognized as interest or dividend income or may be applied to the investment principal balance based on management’s judgment. Non-accrual investments are restored to accrual status when past due principal, interest or dividends are paid and, in management’s judgment, are likely to remain current. The total fair value of non-accrual investments was $2,974 and $0 as of December 31, 2013 and 2012, respectively.

In connection with the Company’s debt investments, the Company will sometimes receive warrants or other equity-related securities from the borrower (“Warrants”). The Company determines the cost basis of Warrants based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and Warrants received. Any resulting difference between the face amount of the debt and its recorded fair value resulting from the assignment of value to the Warrants is treated as original issue discount (“OID”), and accreted into interest income using the effective interest method over the term of the debt investment.

Transaction fees earned in connection with the Company’s investments are recognized as fee income. Such fees typically include fees for services, including structuring and advisory services, provided to portfolio

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

companies. The Company recognizes income from fees for providing such structuring and advisory services when the services are rendered or the transactions are completed. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as fee income when earned. Prior to the Formation Transactions, and in accordance with the prior limited partnership agreement, the Company historically recorded transaction fees provided in connection with the Company’s investments as a direct offset to management fee expense (See Note 5 to the consolidated financial statements). Fee income from structuring and advisory services, amendments and prepayment penalties for the years ended December 31, 2013, 2012 and 2011 totaled $2,314, $1,642 and $1,347, respectively.

The Company also typically receives upfront loan origination or closing fees in connection with investments. Such upfront loan origination and closing fees are capitalized as unearned income and offset against investment cost basis on our statements of assets and liabilities and amortized as additional interest income over the life of the investment. Upfront loan origination and closing fees received for the years ended December 31, 2013, 2012 and 2011 totaled $863, $637 and $383, respectively.

Partial loan sales: The Company follows the guidance in ASC 860, Transfers and Servicing, when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest should remain on the Company’s consolidated statement of assets and liabilities and the proceeds recorded as a secured borrowing until the definition is met. Management has determined that all participations and other partial loan sale transactions entered into, if any, by the Company have met the definition of a participating interest. Accordingly, the Company uses sale treatment in accounting for such transactions.

Income taxes: The Company has elected to be treated as a RIC under Subchapter M of the Code beginning with the taxable year ended December 31, 2011 and, among other things, intends to make the required distributions to its stockholders as specified therein, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to stockholders. In order to qualify as a RIC, the Company is required to timely distribute to its stockholders at least 90.0% of “investment company taxable income,” as defined by Subchapter M of the Code, each year. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year; however, the Company will pay a 4.0% excise tax if it does not distribute at least 98.0% of the current year’s ordinary taxable income. Any such carryover taxable income must be distributed through a dividend declared prior to the later of the filing the final tax return related to the year in which the Company generated such taxable income or the 15th day of the 9th month following the close of such taxable year. In addition, the Company will be subject to federal excise tax if it does not distribute at least 98.2% of the net capital gains realized, computed for any one year period ending October 31.

In the future, the Funds may be limited by provisions of the SBIC Act and SBA regulations governing SBICs from making certain distributions to FIC that may be necessary to enable FIC to make the minimum distributions required to qualify as a RIC.

The Company has certain indirect wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which generally holds one or more of the Company’s portfolio investments listed on the consolidated schedules of investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investment in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies that are organized as limited liability companies (“LLCs”) (or other

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

forms of pass through entities) while complying with the “source-of-income” requirements contained in the RIC tax provisions. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal corporate income tax purposes, and each Taxable Subsidiary will be subject to U.S. federal corporate income tax on its taxable income. Any such income or expense is reflected in the consolidated statements of operations.

U.S. federal income tax regulations differ from GAAP, and as a result, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized under GAAP. Differences may be permanent or temporary. Permanent differences may arise as a result of, among other items, a difference in the book and tax basis of certain assets and nondeductible federal income taxes and are reclassified among capital accounts in the consolidated statements of changes in net assets to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax provision, if any. There were no material uncertain income tax positions at December 31, 2013 and 2012. The 2010 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities.

See Note 10 for further discussion on income taxes.

Distributions to Stockholders: Distributions to stockholders are recorded on the record date. The amount, if any, to be distributed to stockholders, is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, may be distributed at least annually, although the Company may decide to retain such capital gains for investment.

The determination of the tax attributes for the Company’s distributions is made annually, and is based upon the Company’s taxable income and distributions paid to its stockholders for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax characterization of the Company’s distributions generally includes both ordinary income and capital gains but may also include qualified dividends or return of capital. See Note 10 for further discussion on the tax characterization of the Company’s distributions.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

Earnings and net asset value per share: The earnings per share calculations for the years ended December 31, 2013 and 2012 are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of December 31, 2013 and 2012, respectively. The earnings per share and weighted average shares outstanding calculations for the year ended December 31, 2011, are based on the assumption that the number of shares issued in the Formation Transactions and the IPO (including the over-allotment) in June and July 2011 (9,427,021 shares of common stock) had been issued on January 1, 2011.

Recent accounting pronouncements: In June 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-08, Financial Services — Investment Companies (Topic 946) Amendments to the Scope, Measurement and Disclosure Requirements (“ASU 2013-08”), containing new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interest in investment companies to be measured at fair value and requiring certain additional disclosures. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. The Company does not expect ASU 2013-08 to have a material impact on the Company’s consolidated financial position or disclosures.

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

As of December 31, 2013, the Company had investments in 37 portfolio companies with an aggregate fair value of $306,981 and a weighted average effective yield on its debt investments of 14.5%. At December 31, 2013, the Company held equity investments in 91.9% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 7.3%. As of December 31, 2012, the Company had investments in 30 portfolio companies with an aggregate fair value of $274,249 and a weighted average effective yield on its debt investments of 15.3%. At December 31, 2012, the Company held equity ownership in 93.3% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 8.4%. The weighted average yields were computed using the effective interest rates for debt investments at cost as of December 31, 2013 and 2012, including accretion of original issue discount and amortization of loan origination fees, but excluding investments on non-accrual status, if any.

Purchases of debt and equity investments for the years ended December 31, 2013, 2012 and 2011 totaled $149,095, $85,519, and $77,970, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the years ended December 31, 2013, 2012 and 2011 totaled $131,199, $25,204, and $23,250, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value as of December 31,				Cost as of December 31,
	2013		2012		2013		2012
Subordinated notes	$214,400	69.8%	$193,691	70.6%	$220,372	69.9%	$192,358	73.9%
Senior secured loans	53,387	17.4	32,736	11.9	52,903	16.8	32,140	12.4
Equity	32,560	10.6	26,430	9.7	34,982	11.1	28,138	10.8
Warrants	6,634	2.2	21,392	7.8	6,957	2.2	7,658	2.9
Royalty rights	—	—	—	—	—	—	—	—

Total	$306,981	100.0%	$274,249	100.0%	$315,214	100.0%	$260,294	100.0%

All investments made by the Company as of December 31, 2013 and 2012 were made in portfolio companies located in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value as of December 31,				Cost as of December 31,
	2013		2012		2013		2012
West	$76,361	24.9%	$55,769	20.3%	$75,488	24.0%	$49,817	19.1%
Midwest	67,287	21.9	60,576	22.1	74,430	23.6	62,707	24.1
Northeast	59,500	19.4	41,369	15.1	59,611	18.9	43,261	16.6
Southeast	54,885	17.9	56,885	20.7	55,855	17.7	55,689	21.4
Southwest	48,948	15.9	59,650	21.8	49,830	15.8	48,820	18.8

Total	$306,981	100.0%	$274,249	100.0%	$315,214	100.0%	$260,294	100.0%

As of December 31, 2013, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio. At December 31, 2012, the Company had one portfolio company investment that represented more than 10% of the total investment portfolio. Such investment represented 11.2% of the fair value of the portfolio and 8.0% of cost of the portfolio as of December 31, 2012. As of December 31, 2013, the Company had one subordinated debt investment on non-accrual status with a cost and fair value of $7,256 and $2,974, respectively. As of December 31, 2012, there were no investments on non-accrual status.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

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

An investment’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s investment portfolio is comprised of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available. Therefore, the Company values all of its portfolio investments at fair value, as determined in good faith by the Board, using Level 3 inputs. The degree of judgment exercised by the Board in determining fair value is greatest for investments classified as Level 3 inputs. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the Board’s estimate of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and those differences may be material. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the amounts ultimately realized on these investments to be materially different than the valuations currently assigned.

With respect to investments for which market quotations are not readily available, the Board undertakes a multi-step valuation process each quarter, as described below:

•

the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of the Company’s Investment Advisor responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with the investment committee of the Investment Advisor;

•

the Board also engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our investments for which market quotations are not readily available. The Company will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. The Board consulted with the independent valuation firm in arriving at the Company’s determination of fair value on 13 and 12 of its portfolio company investments representing 40.9% and 44.1% of the total portfolio investments at fair value as of December 31, 2013 and December 31, 2012, respectively;

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

In making the good faith determination of the value of portfolio investments, the Company starts with the cost basis of the security, which includes the unamortized OID, unamortized loan origination fees and payment-in-kind income, if any. The transaction price is typically the best estimate of fair value at inception. When evidence supports a subsequent change to the carrying value from the original transaction price, adjustments are made to reflect the expected exit values.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

The fair value of the Company’s royalty rights are calculated based on projected future cash flows and the specific provisions contained in the pertinent agreements. The determination of the fair value of such royalty rights is not a significant component of the Company’s valuation process.

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the years ended December 31, 2013 and 2012.

The following table presents a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2013:

	Subordinated Notes	Senior Secured Loans	Equity	Warrants	Royalty Rights	Total
Balance, December 31, 2011	$157,098	$14,992	$18,852	$13,803	$—	$204,745
Realized loss on investments	—	114	—	1,861	—	1,975
Net change in unrealized (depreciation) appreciation on investments	(513)	436	(2,668)	4,494	—	1,749
Purchase of investments	49,563	26,110	6,337	3,509	—	85,519
Proceeds from sales and repayments of investments	(13,396)	(9,146)	(387)	(2,275)	—	(25,204)
Non-cash conversion of security types	(3,704)	—	3,704	—	—	—
Interest and dividend income paid-in-kind	3,989	163	583	—	—	4,735
Loan origination fees received	(424)	(213)	—	—	—	(637)
Accretion of loan origination fees	115	97	2	—	—	214
Accretion of original issue discount	963	183	7	—	—	1,153

Balance, December 31, 2012	193,691	32,736	26,430	21,392	—	274,249
Realized gain on investments	393	—	4,926	25,269	—	30,588
Net change in unrealized (depreciation) appreciation on investments	(7,305)	(110)	(716)	(14,057)	—	(22,188)
Purchase of investments	111,473	22,668	14,712	242	—	149,095
Proceeds from sales and repayments of investments	(89,387)	(2,166)	(13,434)	(26,212)	—	(131,199)
Interest and dividend income paid-in-kind	4,984	174	653	—	—	5,811
Proceeds from loan origination fees	(709)	(131)	(23)	—	—	(863)
Accretion of loan origination fees	352	50	5	—	—	407
Accretion of original issue discount	908	166	7	—	—	1,081

Balance, December 31, 2013	$214,400	$53,387	$32,560	$6,634	$—	$306,981

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

The total change in unrealized (depreciation) appreciation included in the consolidated statements of operations attributable to Level 3 investments still held at December 31, 2013 and 2012, was $(7,588) and $1,749, respectively.

The following tables summarize the quantitative information about the significant unobservable inputs used to value the majority of the Company’s Level 3 debt and equity investments as of December 31, 2013 and 2012. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at December 31, 2013	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Subordinated notes	$208,226	Discounted cash flow	Weighted average cost of capital	10.9% -24.0% (15.5%)
	6,174	Enterprise value	EBITDA multiples	4.5x - 5.5x (4.9x)
			Revenue multiples	0.3x - 0.5x (0.5x)

Senior secured loans	53,387	Discounted cash flow	Weighted average cost of capital	10.9% - 16.6% (14.4%)

Equity investments:
Equity	32,560	Enterprise value	EBITDA multiples	4.5x - 10.4x (6.6x)

Warrants	6,634	Enterprise value	EBITDA multiples	4.7x - 9.5x (6.3x)

	Fair Value at December 31, 2012	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Subordinated notes	$189,071	Discounted cash flow	Weighted average cost of capital	13.4% - 20.4% (15.9%)
	4,620	Enterprise value	EBITDA multiples	0.3x - 0.5x (0.5x)

Senior secured loans	32,736	Discounted cash flow	Weighted average cost of capital	12.6% - 16.7% (14.7%)

Equity investments:
Equity	26,430	Enterprise value	EBITDA multiples	5.0x - 8.5x (6.1x)

Warrants	21,392	Enterprise value	EBITDA multiples	5.0x - 8.5x (7.2x)
			Revenue multiples	0.9x - 1.0x (0.9x)

The significant unobservable inputs used in the fair value determination of the Company’s debt investments, including senior secured loans and subordinated notes, are weighted average cost of capital and EBITDA multiples. Significant increases (or decreases) in either of these inputs in isolation could have a significant impact on estimated fair values, with the fair value of a debt investment susceptible to change in inverse relation to a change in the discount rate. Often, a change in the assumption used for the EBITDA multiple is accompanied by an inversely related change in the weighted average cost of capital.

The significant unobservable inputs used in the fair value determination of the Company’s equity investments, including equity and warrants, are EBITDA multiples. Significant increases (or decreases) in this input could result in a significantly higher (or lower) estimate of fair value.

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. SBA debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of December 31, 2013 and 2012, the fair value of the Company’s SBA debentures using Level 3 inputs is estimated at $144,500 and $144,500, respectively, which is the same as the Company’s carrying value of the debentures.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

Note 5. Related Party Transactions

Prior management agreement: Prior to the consummation of the Formation Transactions, Fund I had entered into a management agreement with Fidus Capital, LLC, our Investment Advisor’s predecessor, to manage the day-to-day operational and investment activities of Fund I. Fund I paid Fidus Capital, LLC, each fiscal quarter in advance, 0.5% of the sum of (i) Fund I’s Regulatory Capital (as defined in the SBIC Act), (ii) any Permitted Distribution as defined by the previous partnership agreement, and (iii) an assumed two tiers (two times) of outstanding SBA debenture leverage on the sum of clauses (i) and (ii) up to the maximum amount as determined by the SBA of $150,000. Under the previous agreement, gross management fees for the for the period January 1, 2011 through June 20, 2011 were $1,959 and were partially offset by the management fee offset (transaction fees received in connection with Fund I’s investments) of $430.

Current Investment Advisory Agreement: Concurrent with the Formation Transactions, the Company entered into the Investment Advisory Agreement with the Investment Advisor. On June 5, 2013, the Board approved the renewal of the Investment Advisory Agreement through June 20, 2014. Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Board, the Investment Advisor provides investment advisory services to the Company. For providing these services, the Investment Advisor receives a fee, consisting of two components — a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. Up to and including the first full calendar quarter of the Company’s operations, the base management fee was calculated based on the initial value of the Company’s total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the closing of the Formation Transactions. The base management fee under the Investment Advisory Agreement for the years ended December 31, 2013 and 2012 and for the period June 21, 2011 through December 31, 2011 totaled $5,261, $4,237 and $1,653, respectively.

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (defined below) and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee and any organizing and offering costs). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market discount, debt instruments with payment-in-kind income, preferred stock with PIK dividends and zero-coupon securities), accrued income the Company has not yet received in cash. The Investment Advisor is not under any obligation to reimburse the Company for any part of the incentive fee it receives that was based on accrued interest that the Company never collects.

Pre-incentive fee net investment income does not include any realized capital gains, taxes associated with such realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter where the Company incurs a loss. For example, if the Company generates pre-incentive fee net investment income in excess of the hurdle rate (as defined below) for a quarter, the Company will pay the applicable incentive fee even if the Company has incurred a loss in that quarter due to a net loss on investments.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee for the years ended December 31, 2013 and 2012 and the period July 1, 2011 through December 31, 2011 totaled $5,211, $4,094 and $1,329, respectively. The Investment Advisor waived the income incentive fee of $83 for the period June 21, 2011 through June 30, 2011.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Formation Transactions, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee to be paid for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. On March 4, 2014, the Board, including all of the Company’s directors who are not “interested persons” (as that term is defined in the 1940 Act), approved an amendment to the Investment Advisory Agreement to remove the references to original cost in the calculation of net capital gains. The amendment to the Investment Advisory Agreement was effective March 4, 2014 and had the effect of reducing the capital gains incentive fee payable as of December 31, 2013, which had not yet been calculated and paid. As of December 31, 2013 and 2012, the capital gains incentive fee payable was $348 and $0, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

In addition, the Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation). During the years ended December 31, 2013 and 2012 and the period June 21, 2011 through December 31, 2011, the Company recognized capital gains incentive fees totaling $1,581, $745 and $280, respectively.

The sum of the income incentive fee and the capital gains incentive fee is the incentive fee and is reported in the consolidated statements of operations. Accrued management fees, income incentive fees and capital gains incentive fees are reported in the due to affiliates line in the consolidated statements of assets and liabilities.

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

Administration Agreement: Concurrent with the Formation Transactions, the Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 5, 2013, the Board approved the renewal of the Administrative Agreement through June 20, 2014. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides it clerical, bookkeeping and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies to which the Company is required to provide such assistance. Under the Administration Agreement, administrative expenses for services provided for the years ended December 31, 2013 and 2012 and the period June 21, 2011 through December 31, 2011 totaled $1,155, $897 and $449, respectively. Accrued administrative expenses are reported in the due to affiliates line in the consolidated statements of assets and liabilities.

Note 6. Debt

Credit facility: Fund I previously had a $5,000 unsecured line of credit with American Bank & Trust. On June 27, 2011, Fund I repaid the line of credit in full and terminated the agreement. Interest accrued monthly at an annual rate of 6%. For the years ended December 31, 2013, 2012, and 2011 interest and fee amortization expense on the unsecured line of credit included in interest expense on the consolidated statements of operations amounted to $0, $0, and $40, respectively.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs and such debentures are guaranteed by the SBA. The SBA has made commitments to purchase $175,000 of SBA

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

debentures from the Company on or before September 30, 2017. Unused commitments as of December 31, 2013 and 2012 were $30,500 and $5,500, respectively. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

As of December 31, 2013 and 2012, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling Date(1)	Maturity Date	Fixed Interest Rate	December 31, 2013	December 31, 2012
3/26/2008	3/1/2018	6.188%	$24,750	$24,750
9/24/2008	9/1/2018	6.442	11,950	11,950
3/25/2009	3/1/2019	5.337	19,750	19,750
9/23/2009	9/1/2019	4.950	10,000	10,000
3/24/2010	3/1/2020	4.825	13,000	13,000
9/22/2010	9/1/2020	3.932	12,500	12,500
3/29/2011	3/1/2021	4.801	1,550	1,550
9/21/2011	9/1/2021	3.594	3,250	3,250
3/21/2012	3/1/2022	3.483	3,250	3,250
3/21/2012	3/1/2022	3.051	19,000	19,000
9/19/2012	9/1/2022	2.530	11,000	11,000
9/19/2012	9/1/2022	3.049	11,500	11,500
3/27/2013	3/1/2023	3.155	3,000	3,000

			$144,500	$144,500

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.

Interest on SBA debentures is payable semi-annually on March 1 and September 1. For the years ended December 31, 2013, 2012, and 2011, interest and fee amortization expense on outstanding SBA debentures amounted to $7,076, $6,422, and $5,488, respectively. As of December 31, 2013 and 2012, accrued interest payable totaled $2,198 and $2,137, respectively. The weighted average fixed interest rate for all SBA debentures as of December 31, 2013 and 2012 was 4.6% and 4.5%, respectively.

Deferred financing costs as of December 31, 2013 and 2012, were as follows:

	December 31, 2013	December 31, 2012
SBA debenture commitment fees	$1,750	$1,500
SBA debenture leverage fees	3,504	3,504

Subtotal	5,254	5,004
Accumulated amortization	(2,102)	(1,590)

Net deferred financing costs	$3,152	$3,414

Note 7. Commitments and Contingencies

Commitments: As of December 31, 2013, the Company had two unfunded revolving loan commitments totaling $1,500 and two unfunded loan commitments totaling $4,589 to portfolio companies and one unfunded

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

capital commitment of $308 related to a portfolio company. As of December 31, 2012, the Company had one revolving loan commitment to a portfolio company for $1,000 that was unfunded. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with financial and nonfinancial covenants. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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

Note 8. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2013, 2012, 2011, 2010, and 2009:

	Year Ended December 31,
	2013	2012	2011	2010 (1)	2009 (1)
Per share data:

Net asset value at beginning of period(2)	$15.32	$14.90	$13.33	N/A	N/A
Net investment income	1.43	1.54	1.22	N/A	N/A
Net realized gain (loss) on investments (net of taxes)	2.22	0.19	(1.31)	N/A	N/A
Net unrealized (depreciation) appreciation on investments	(1.64)	0.18	1.72	N/A	N/A

Total increase from investment operations	2.01	1.91	1.63	N/A	N/A
Capital contributions from partners	—	—	0.74	N/A	N/A
Capital distributions to partners	—	—	(0.16)	N/A	N/A
Accretive effect of share issuance above NAV	0.18	0.03	—	N/A	N/A
Dividends to stockholders	(1.94)	(1.46)	(0.64)	N/A	N/A
Taxes paid on deemed distribution	(0.21)	—	—	N/A	N/A
Other(3)	(0.01)	(0.06)	—	N/A	N/A

Net asset value at end of period	$15.35	$15.32	$14.90	N/A	N/A

Market value at end of period	$21.74	$16.45	$12.97	N/A	N/A

Shares outstanding at end of period	13,755,232	11,953,847	9,427,021	N/A	N/A
Weighted average shares outstanding during the period(2)	13,524,368	10,185,627	9,427,021	N/A	N/A

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

	Year Ended December 31,
	2013	2012	2011	2010 (1)	2009 (1)
Ratios to average net assets:
Expenses other than incentive fee	7.4%	8.4%	7.5%	20.1%	16.3%
Incentive fee(4)	3.2%	3.1%	1.2%	N/A	N/A

Total expenses	10.6%	11.5%	8.7%	20.1%	16.3%
Net investment income	9.2%	10.0%	8.5%	18.5%	15.0%
Total return(5)	44.0%	38.1%	(9.3)%	10.1%	(4.1)%
Net assets at end of period	$211,125	$183,091	$140,482	$52,005	$48,481
Average debt outstanding	$144,500	$126,050	$97,050	$89,760	$61,050
Average debt per share(2)	$10.68	$12.38	$10.29	N/A	N/A
Portfolio turnover ratio	44.9%	10.7%	14.0%	11.2%	0.0%

(1)	Per share data and shares outstanding at end of period for the years ended December 31, 2010 and 2009 are not presented as there were no shares of the Company outstanding during the period. The ratios to average net assets and total return represent the amounts for the limited partners only.
(2)	Net asset value per share as of January 1, 2011, weighted average shares outstanding and average debt per share for the year ended December 31, 2011 are presented as if the IPO (including the over-allotment) and Formation Transactions had occurred on January 1, 2011. See Note 2 for a further description of the basis of presentation of the Company’s consolidated financial statements.
(3)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(4)	The Investment Advisor voluntarily waived $83 of incentive fees for the period June 21, 2011 through June 30, 2011. Incentive fee for the period July 1, 2011 through December 31, 2011 is not annualized.
(5)	The total return for the years ended December 31, 2013 and 2012 equals the change in the market value of the Company’s common stock per share during the period plus dividends paid per share during the period, divided by the market value per share at the beginning of the period. The total return for the year ended December 31, 2011 equals the change in the market value at the end of the period of the Company’s common stock from the IPO price of $15.00 per share plus dividends paid per share during the period, divided by the IPO price and is not annualized. Total return for the years ended December 31, 2010 and 2009 equals the net increase (decrease) in net asset resulting from operations during the period divided by average net assets.

Note 9. Distributions

The Company’s distributions are recorded on the record date. The following table summarizes the Company’s distributions during the years ended December 31, 2013 and 2012.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Fiscal Year Ended December 31, 2012:
2/10/2012	3/14/2012	3/28/2012	$0.34	$3,205	—	$—
4/30/2012	6/13/2012	6/27/2012	0.36	3,394	—	—
7/31/2012	9/11/2012	9/25/2012	0.38	4,010	30,563	512
10/29/2012	12/7/2012	12/21/2012	0.38	4,145	23,763	388

			$1.46	$14,754	54,326	$900

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Fiscal Year Ended December 31, 2013:
2/22/2013	3/14/2013	3/28/2013	$0.38	$4,822	20,501	$376
5/1/2013	6/12/2013	6/26/2013	0.38	4,893	17,415	313
7/31/2013	9/12/2013	9/26/2013	0.38	4,902	15,899	310
7/31/2013(1)	9/12/2013	9/26/2013	0.04	516	1,674	33
11/4/2013	12/6/2013	12/20/2013	0.38	5,003	10,448	216
11/4/2013(1)	12/6/2013	12/20/2013	0.38	5,003	10,448	216

			$1.94	$25,139	76,385	$1,464

(1)	Special distribution.

For the year ended December 31, 2013, $1,464 of the total $26,603 paid to stockholders represented DRIP participation. During this period, the Company satisfied the DRIP participation requirements with the issuance of 76,385 shares at an average value of $19.18 per share at the date of issuance. For the year ended December 31, 2012, $2,091 of the total $15,654 paid to stockholders represented DRIP participation. During this period, the Company satisfied the DRIP participation requirements with the purchase of 83,225 shares of common stock in the open market at an average price of $14.31 per share and the issuance of 54,326 shares at an average value of $16.58 per share at the date of issuance.

Since the Company’s Formation Transactions, distributions to stockholders total $48,290 or $4.04 per share.

In addition, during 2013 the Company designated $8,250, or approximately $0.60 per share, of the Company’s net long-term capital gains as a “deemed distribution” to stockholders of record as of December 31, 2013. The Company incurred $2,887, or $0.21 per share, of U.S. federal income taxes on behalf of stockholders related to this deemed distribution. See Note 10 for further discussion regarding deemed distributions.

Note 10. Income Taxes

The Company has elected to be treated for federal income tax purposes as a RIC, whereby the Company generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that the Company distributes to its stockholders as dividends. The Company must generally distribute at least 90% of its investment company taxable income to maintain its RIC status. As part of maintaining RIC status, undistributed taxable income pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the later of the filing of the federal income tax return for the prior year or the 15th day of the 9th month following the prior tax year. Such taxable income carried forward to the next tax year will be subject to excise tax equal to 4% of the amount by which (i) 98% of the Company’s ordinary income recognized during a calendar year and (ii) 98.2% of the Company’s long term capital gains, as defined by Subchapter M of the Code, recognized for the one year period ending October 31st of a calendar year exceeds the respective distributions for the year. For the years ended December 31, 2013, 2012 and 2011, the excise tax provision (benefit) was $348 and $(15) and $24, respectively. Excise tax is included as a component of income tax provision and income tax (provision) on realized gains on investments, depending on the character of the underlying taxable income, on the consolidated statements of operations.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

The Taxable Subsidiaries hold certain portfolio investments for the Company. The Taxable Subsidiaries are consolidated for financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in the Company’s consolidated financial statements. The principal purpose of the Taxable Subsidiaries are to permit the Company to hold equity investments in portfolio companies which are “pass through” entities for federal income tax purposes in order to comply with the “source-of-income” requirements contained in the RIC tax provisions of Subchapter M of the Code. The Taxable Subsidiaries are not consolidated for federal income tax purposes and may generate income tax expense or income tax benefit as a result of their ownership of various portfolio investments. The Company classifies interest and penalties, if any, as a component of income tax provision on the consolidated statements of operations. For the years ended December 31, 2013, 2012 and 2011, income tax expense at the taxable subsidiaries was $391, $19, and $0, respectively. Income tax expense is included as a component of the income tax provisions on the consolidated statements of operations.

Listed below is a reconciliation of net increase in net assets resulting from operations on the consolidated statements of operations to taxable income and to total distributions declared to common stockholders for the years ended December 31, 2013, 2012 and 2011.

	2013 (1)	2012	2011
Net increase in net assets resulting from operations	$27,203	$19,411	$15,386
Earnings prior to Formation Transactions	—	—	(7,528)
Net change in unrealized depreciation (appreciation) on investments	22,188	(1,749)	(5,785)
Permanent book income and tax income difference	1,838	15	24
Temporary book income and tax income differences	1,098	172	(78)
Capital loss carry forward	(2,408)	(1,975)	4,382

Taxable income	49,919	15,844	6,401
Taxable income earned in prior year and carried forward for distribution in current year	558	368	—
Taxable income earned in current period and carried forward for distribution in following year	(15,624)	(558)	(368)
Deemed distribution	(8,250)	—	—

Total distributions to common stockholders	$26,603	$15,654	$6,033

(1)	The Company’s taxable income for 2013 is an estimate and will not be finally determined until the Company files its 2013 federal income tax return in 2014. Therefore, the Company’s actual taxable income, and the Company’s actual taxable income that was earned in 2013 and carried forward for distribution in 2014, may be different than this estimate.

For tax purposes, distributions paid to stockholders are reported as ordinary income, long term capital gains, qualified dividends, return of capital or a combination thereof. The tax character of distributions paid for the years ended December 31, 2013, 2012 and 2011 was as follows:

	2013	2012	2011
Ordinary income	$15,282	$15,654	$6,033
Long term capital gains	10,000	—	—
Qualified dividends	1,321	—	—

Total distributions	$26,603	$15,654	$6,033

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

The Company estimates that it generated undistributed ordinary taxable income of approximately $5,466, or $0.40 per share, and undistributed long term capital gains of $10,159, or $0.74 per share, during 2013 that will be carried forward and distributed in 2014. Ordinary dividend distributions from a RIC do not qualify for the preferential federal income tax rate on dividend income from certain domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations.

The Company may distribute a portion of its realized net long term capital gains in excess of realized net short term capital losses to its stockholders, but may also decide to retain a portion, or all, of its net capital gains and elect to make a “deemed distribution” to its stockholders For the year ended December 31, 2013, the Company elected to designate retained net capital gains of $8,250, or approximately $0.60 per share, as a deemed distribution, which was allocated to stockholders of record as of December 31, 2013. The Company incurred U.S. federal income taxes of $2,887, or approximately $0.21 per share, on behalf of stockholders related to this deemed distribution. Such U.S. federal income taxes were paid in January 2014. For the year ended December 31, 2012 and the period June 21, 2011 through December 31, 2011, the Company did not elect to designate retained net capital gains as a deemed distribution.

As of December 31, 2013, 2012 and 2011, the tax basis components of distributable earnings were as follows:

	2013 (1)	2012	2011
Undistributed ordinary income	$5,131	$210	$367
Undistributed qualified income	335	347	—
Undistributed long term capital gains	10,159	—	—
Unrealized (depreciation) appreciation(2)	(9,445)	7,534	5,785
Permanent book/tax differences	—	(10)	(24)
Temporary book/tax differences	(1,192)	(92)	78
Capital loss carry forward	—	(2,408)	(4,382)

Total distributable earnings	$4,988	$5,581	$1,824

(1)	The Company’s undistributed earnings for 2013 is an estimate and will not be finally determined until the Company files its 2013 federal income tax return in 2014. Therefore, the Company’s actual distributable earnings may be different than this estimate.
(2)	In addition, there is net unrealized appreciation of $1,211, $6,421 and $6,421 included in additional paid in capital as of December 31, 2013, 2012 and 2011, respectively, that was recognized prior to the Formation Transactions.

For federal income tax purposes, the cost of investments owned at December 31, 2013 and 2012 was approximately $315,668 and $258,034, respectively.

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These permanent book-to-tax differences are reclassified on the consolidated statements of changes in net assets to reflect their tax character but have no impact on total net assets. The following permanent book-to-tax differences were reclassified on the consolidated statements of changes in net assets for the years ended December 31, 2013, 2012 and 2011.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

	2013	2012	2011
Additional paid in capital	$(7,057)	$—	$—
Undistributed net investment income	73	—	—
Accumulated net realized gain (loss) on investments (net of taxes)	6,984	—	—

Note 11. Selected Quarterly Financial Data (unaudited)

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Total investment income	$9,813	$10,476	$10,263	$11,240
Net investment income	4,923	3,164	5,274	5,935
Net increase in net assets from operations	4,637	13,420	4,537	4,609
Net investment income per share	0.38	0.23	0.38	0.43
Net increase in net assets from operations per share	0.36	0.98	0.33	0.34
Net asset value per share at end of period	15.46	16.06	15.98	15.35

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total investment income	$7,596	$7,629	$8,980	$9,644
Net investment income	3,621	3,351	4,002	4,713
Net increase in net assets from operations	3,519	4,199	6,577	5,116
Net investment income per share	0.38	0.36	0.40	0.40
Net increase in net assets from operations per share	0.37	0.45	0.66	0.43
Net asset value per share at end of period	14.94	15.02	15.27	15.32

Note 12. Consolidated Schedule of Investments In and Advances To Affiliates

Portfolio Company/Type of Investments (1)	Interest, Fees and Dividends Credited to Income (2)	December 31, 2012 Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2013 Fair Value

Control Investments

Worldwide Express Operations, LLC
Subordinated Note	$576	$8,909	$59	$8,968	$—
Subordinated Note	822	11,654	157	11,811	—
Subordinated Note	425	—	11,770	11,770	—
Warrant	—	8,569	—	8,569	—
Common Equity	—	1,481	—	1,481	—

Sub Total	1,823	30,613	11,986	42,599	—

Total Control Investments	$1,823	$30,613	$11,986	$42,599	$—

Affiliate Investments

Apex Microtechnology, Inc.
Subordinated Note	$931	$5,937	$511	$—	$6,448
Warrant	—	220	35	—	255
Common Equity	—	1,169	130	—	1,299

Sub Total	931	7,326	676	—	8,002

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

Portfolio Company/Type of Investments (1)	Interest, Fees and Dividends Credited to Income (2)	December 31, 2012 Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2013 Fair Value

Avrio Technology Group, LLC
Subordinated Note	812	4,620	702	2,122	3,200
Preferred Equity – Series B	—	823	—	823	—
Preferred Equity – Series C	—	—	436	436	—
Preferred Equity – Series D	—	—	639	639	—
Common Units	—	—	—	—	—

Sub Total	812	5,443	1,777	4,020	3,200

Malabar International
Subordinated Note	772	4,988	135	7	5,116
Preferred Equity	123	3,133	483	—	3,616

Sub Total	895	8,121	618	7	8,732

Medsurant Holdings, LLC
Subordinated Note	1,744	9,750	360	569	9,541
Preferred Equity	—	1,565	—	460	1,105
Warrant	—	5,784	—	1,840	3,944

Sub Total	1,744	17,099	360	2,869	14,590

Paramount Building Solutions, LLC
Subordinated Note	1,350	6,499	753	161	7,091
Common Equity	—	530	—	530	—

Sub Total	1,350	7,029	753	691	7,091

Pfanstiehl, Inc.
Subordinated Note	796	—	6,082	—	6,082
Common Equity	—	—	970	—	970

Sub Total	796	—	7,052	—	7,052

Safety Products Group, LLC
Subordinated Note	139	—	9,957	—	9,957
Preferred Equity	—	—	749	—	749
Common Equity	—	—	1	—	1

Sub Total	139	—	10,707	—	10,707

Trantech Radiator Products, Inc.
Subordinated Note	1,297	9,187	172	8	9,351
Common Equity	—	1,183	134	—	1,317

Sub Total	1,297	10,370	306	8	10,668

Westminster Cracker Company, Inc.
Subordinated Note	372	7,316	125	7,441	—
Preferred Equity	—	70	5	—	75
Common Equity	—	164	944	—	1,108

Sub Total	372	7,550	1,074	7,441	1,183

World Wide Packaging, LLC
Subordinated Note	1,092	—	9,919	—	9,919
Common Equity	17	—	1,300	—	1,300

Sub Total	1,109	—	11,219	—	11,219

Total Affiliate Investments	$9,445	$62,938	$34,542	$15,036	$82,444

(1)	The principal amount, the ownership detail for equity investments, and if the investment is income producing is shown in the consolidated schedule of investments.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

(2)	Represents the total amount of interest, fees or dividends included in 2013 income for the portion of the year ended December 31, 2013 that an investment was included in Control or Affiliate categories, respectively.
(3)	Gross additions include increases in the cost basis of investments resulting from a new portfolio investment, follow on investments, accrued PIK interest or dividends, and accretion of OID and loan origination fees. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation, as well as the movement of an existing portfolio company into this category and out of a different category.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments, if any. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.

Note 13. Subsequent Events

On January 3, 2014, the Company received $6,448 as payment in full on the subordinated notes of Apex Microtechnology, Inc., including prepayment fees.

On January 31, 2014, the Company made follow-on investments of $1,500 and $4,500 in the subordinated notes and preferred equity, respectively, of FCA, LLC in support of a recapitalization transaction.

On February 18, 2014, the Board declared a regular quarterly dividend of $0.38 per share payable on March 31, 2014 to stockholders of record as of March 21, 2014.

On March 4, 2014, the Company made a follow-on investment of $471 in the preferred equity of Medsurant Holdings, LLC.

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

Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Attestation Report of the Registered Public Accounting Firm

Our internal control over financial reporting as of December 31, 2013 has been audited by McGladrey LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of Part II of this Annual Report under the heading Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

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

(2) Financial Statement Schedules

None.

(3) Exhibits

Unless otherwise noted, the following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

3.2	Bylaws of the Registrant (Filed as Exhibit (b)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

4.1	Form of Stock Certificate of the Registrant (Filed as Exhibit (d) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

4.2	Agreement to Furnish Certain Instruments (Filed as Exhibit (f)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

10.1	Investment Advisory and Management Agreement between Registrant and Fidus Investment Advisors, LLC (Filed as Exhibit (g) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

10.2	Custody Agreement (Filed as Exhibit (j) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

Exhibit Number	Description

10.3	Administration Agreement between Registrant and Fidus Investment Advisors, LLC (Filed as Exhibit (k)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

10.4	Trademark License Agreement between Registrant and Fidus Partners, LLC (Filed as Exhibit (k)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

10.5†	Form of Indemnification Agreement by and between Registrant and each of its directors (Filed as Exhibit (k)(3) to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on June 10, 2011 and incorporated herein by reference).

10.6	Dividend Reinvestment Plan (Filed as Exhibit (e) to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-182785) filed with the Securities and Exchange Commission on August 27, 2012 and incorporated herein by reference).

10.7	First Amendment to Investment Advisory and Management Agreement between Registrant and Fidus Investment Advisors, LLC (filed herewith).

14.1	Code of Business Conduct of the Registrant (Filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00861) filed with the Securities and Exchange Commission on March 8, 2012 and incorporated herein by reference).

21.1	List of Subsidiaries (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

†	Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDUS INVESTMENT CORPORATION A Maryland Corporation

Date: March 6, 2014

/s/ EDWARD H. ROSS
Name:	Edward H. Ross
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ EDWARD H. ROSS Edward H. Ross	Chairman and Chief Executive Officer (Principal Executive Officer)	March 6, 2014

/s/ CARY L. SCHAEFER Cary L. Schaefer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2014

/s/ THOMAS C. LAUER Thomas C. Lauer	Director	March 6, 2014

/s/ RAYMOND L. ANSTISS, JR. Raymond L. Anstiss	Director	March 6, 2014

/s/ CHARLES D. HYMAN Charles D. Hyman	Director	March 6, 2014

/s/ JOHN A. MAZZARINO John A. Mazzarino	Director	March 6, 2014

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

3.2	Bylaws of the Registrant (Filed as Exhibit (b)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

4.1	Form of Stock Certificate of the Registrant (Filed as Exhibit (d) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

4.2	Agreement to Furnish Certain Instruments (Filed as Exhibit (f)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

10.1	Investment Advisory and Management Agreement between Registrant and Fidus Investment Advisors, LLC (Filed as Exhibit (g) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

10.2	Custody Agreement (Filed as Exhibit (j) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

10.3	Administration Agreement between Registrant and Fidus Investment Advisors, LLC (Filed as Exhibit (k)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

10.4	Trademark License Agreement between Registrant and Fidus Partners, LLC (Filed as Exhibit (k)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

10.5†	Form of Indemnification Agreement by and between Registrant and each of its directors (Filed as Exhibit (k)(3) to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on June 10, 2011 and incorporated herein by reference).

10.6	Dividend Reinvestment Plan (Filed as Exhibit (e) to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-182785) filed with the Securities and Exchange Commission on August 27, 2012 and incorporated herein by reference).

10.7	First Amendment to Investment Advisory and Management Agreement between Registrant and Fidus Investment Advisors, LLC (filed herewith).

14.1	Code of Business Conduct of the Registrant (Filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00861) filed with the Securities and Exchange Commission on March 8, 2012 and incorporated herein by reference).

21.1	List of Subsidiaries (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

†	Denotes a management contract or compensatory plan, contract or arrangement.