Form 10-Q
period 2014-03-31
FIDUS INVESTMENT Corp
filed 2014-05-08
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 7, 2014, the Registrant had outstanding 13,765,642 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(In thousands, except shares and per share data)

	March 31, 2014 (unaudited)	December 31, 2013
ASSETS
Investments, at fair value
Affiliate investments (cost: $92,893 and $88,983, respectively)	$86,131	$82,444
Non-control/non-affiliate investments (cost: $229,639 and $226,231, respectively)	224,258	224,537

Total investments, at fair value (cost: $322,532 and $315,214, respectively)	310,389	306,981
Cash and cash equivalents	40,740	53,418
Interest receivable	3,684	2,487
Deferred financing costs (net of accumulated amortization of $2,233 and $2,102, respectively)	3,021	3,152
Prepaid expenses and other assets	1,825	1,224

Total assets	359,659	367,262

LIABILITIES
SBA debentures	144,500	144,500
Accrued interest payable	559	2,198
Due to affiliates	4,672	5,582
Taxes payable	—	3,571
Accounts payable and other liabilities	453	286

Total liabilities	150,184	156,137

Net assets	$209,475	$211,125

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 13,765,642 and 13,755,232 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively)	$14	$14
Additional paid-in capital	206,322	206,123
Undistributed net investment income	3,438	3,221
Accumulated net realized gain on investments (net of taxes)	13,054	11,212
Accumulated net unrealized (depreciation) on investments	(13,353)	(9,445)

Total net assets	$209,475	$211,125

Net asset value per common share	$15.22	$15.35

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

(In thousands, except shares and per share data)

	Three months ended March 31,
	2014	2013
Investment income:
Interest income
Control investments	$—	$738
Affiliate investments	2,477	1,961
Non-control/non-affiliate investments	7,074	6,311

Total interest income	9,551	9,010
Dividend income
Affiliate investments	30	30
Non-control/non-affiliate investments	347	329

Total dividend income	377	359
Fee income
Affiliate investments	388	59
Non-control/non-affiliate investments	222	347

Total fee income	610	406
Interest on idle funds and other income	21	38

Total investment income	10,559	9,813

Expenses:
Interest expense	1,753	1,735
Base management fee	1,365	1,259
Incentive fee	842	1,157
Administrative service expenses	363	245
Professional fees	397	232
Other general and administrative expenses	377	222

Total expenses	5,097	4,850

Net investment income before income taxes	5,462	4,963
Income tax provision	18	40

Net investment income	5,444	4,923

Net realized and unrealized gains (losses) on investments:
Realized gains on affiliate investments	166	—
Realized gains on non-control/non-affiliate investments	1,693	—
Net change in unrealized (depreciation) on investments	(3,908)	(286)
Income tax (provision) on realized gains on investments	(17)	—

Net (loss) on investments	(2,066)	(286)

Net increase in net assets resulting from operations	$3,378	$4,637

Per common share data:
Net investment income per share-basic and diluted	$0.40	$0.38

Net increase in net assets resulting from operations per share - basic and diluted	$0.25	$0.36

Dividends declared per share	$0.38	$0.38

Weighted average number of shares outstanding—basic and diluted	13,755,232	12,932,030

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

(In thousands, except shares)

	Common Stock		Additional	Undistributed	Accumulated Net Realized Gain (Loss) on	Accumulated Net Unrealized (Depreciation)	Total
	Number of Shares	Par Value	Paid in Capital	Net Investment Income	Investments (net of taxes)	Appreciation on Investments	Net Assets
Balances at December 31, 2012	11,953,847	$12	$177,498	$455	$1,493	$3,633	$183,091
Public offering of common stock, net of expenses	1,725,000	2	28,855	—	—	—	28,857
Net increase in net assets resulting from operations	—	—	—	4,923	—	(286)	4,637
Dividends declared and paid	20,501	—	376	(5,198)	—	—	(4,822)

Balances at March 31, 2013	13,699,348	$14	$206,729	$180	$1,493	$3,347	$211,763

Balances at December 31, 2013	13,755,232	$14	$206,123	$3,221	$11,212	$(9,445)	$211,125
Net increase in net assets resulting from operations	—	—	—	5,444	1,842	(3,908)	3,378
Dividends declared and paid	10,410	—	199	(5,227)	—	—	(5,028)

Balances at March 31, 2014	13,765,642	$14	$206,322	$3,438	$13,054	$(13,353)	$209,475

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three months ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$3,378	$4,637
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) operating activities:
Net change in unrealized depreciation on investments	3,908	286
Realized (gain) on investments	(1,859)	—
Interest and dividend income paid-in-kind	(1,501)	(1,209)
Accretion of original issue discount	(201)	(304)
Accretion of loan origination fees	(116)	(47)
Amortization of deferred financing costs	131	125
Purchase of investments	(17,294)	(22,022)
Proceeds from sales and repayments of investments	13,558	3,208
Proceeds from loan origination fees	97	134
Changes in operating assets and liabilities:
Interest receivable	(1,197)	(47)
Prepaid expenses and other assets	(601)	(266)
Accrued interest payable	(1,639)	(1,585)
Due to affiliates	(910)	(79)
Taxes payable	(684)	—
Accounts payable and other liabilities	167	46

Net cash (used in) operating activities	(4,763)	(17,123)

Cash Flows from Financing Activities:
Proceeds from stock offering, net of expenses	—	28,857
Dividends paid to stockholders	(5,028)	(4,822)
Taxes paid on deemed distribution	(2,887)	—

Net cash (used in) provided by financing activities	(7,915)	24,035

Net (decrease) increase in cash and cash equivalents	(12,678)	6,912
Cash and cash equivalents:
Beginning of period	53,418	52,042

End of period	$40,740	$58,954

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$3,261	$3,195

Cash payments for taxes	$3,606	$40

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

March 31, 2014 (unaudited)

(In thousands, except shares)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Affiliate Investments (5)
Apex Microtechnology, Inc.	Electronic
Warrant (2,294 units)	Components Supplier				$220	$269
Common Equity (11,690 units)					1,169	1,365

Sub Total					1,389	1,634	1%
Avrio Technology Group, LLC	Electronic
Subordinated Note	Components Supplier	0.0%/14.0%	10/15/2015	$6,508	6,508	3,365
Preferred Equity—Series B (3,704 units) (7)					3,704	—
Preferred Equity—Series C (872 units) (7)					436	—
Preferred Equity—Series D (1,917 units) (7)					639	—
Common Equity (4,215 units) (7)					1,000	—

Sub Total					12,287	3,365	2%
FAR Research Inc.	Specialty
Senior Secured Loan	Chemicals	11.8%/0.0%	3/31/2019	7,600	7,563	7,563
Revolving Loan ($1,750 commitment)		11.8%/0.0%	3/31/2019	136	127	127
Common Equity (10 units)					1,000	1,000

Sub Total					8,690	8,690	4%
Malabar International	Aerospace & Defense
Subordinated Note	Manufacturing	12.5%/2.5%	5/21/2017	5,148	5,127	5,148
Preferred Equity (1,494 shares) (6)		6.0%/0.0%			1,991	3,492

Sub Total					7,118	8,640	4%
Medsurant Holdings, LLC	Healthcare
Subordinated Note	Services	9.5%/4.5%	7/12/2016	9,788	8,976	9,638
Preferred Equity (89,770 units) (7)					1,228	1,088
Warrant (321,005 units) (7)					4,045	3,903

Sub Total					14,249	14,629	7%
Paramount Building Solutions, LLC	Retail
Subordinated Note	Cleaning	7.0%/11.0%	12/31/2014	7,454	7,454	7,204
Common Equity (107,143 units) (7)					1,500	—

Sub Total					8,954	7,204	3%
Pfanstiehl, Inc.	Healthcare
Subordinated Note	Products	12.0%/4.0%	9/29/2018	6,142	6,094	6,142
Common Equity (8,500 shares)					850	1,677

Sub Total					6,944	7,819	4%
Safety Products Group, LLC	Safety Products
Subordinated Note	Manufacturing	12.0%/1.5%	12/30/2018	10,000	9,958	9,958
Preferred Equity (749 shares) (7)					749	749
Common Equity (676 shares) (7)					1	1

Sub Total					10,708	10,708	5%
Trantech Radiator Products, Inc.	Utility Equipment
Subordinated Note	Manufacturing	12.0%/1.8%	5/4/2017	9,392	9,366	9,392
Common Equity (6,875 shares)					688	1,344

Sub Total					10,054	10,736	5%
Westminster Cracker Company, Inc.	Specialty Cracker
Preferred Equity (83,851 units)	Manufacturing				70	105
Common Equity (1,208,197 units)					1,208	1,396

Sub Total					1,278	1,501	1%
World Wide Packaging, LLC	Consumer
Subordinated Note	Products	12.0%/1.8%	10/26/2018	9,963	9,922	9,963
Common Equity (1,300,000 units) (7)					1,300	1,242

Sub Total					11,222	11,205	5%

Total Affiliate Investments					92,893	86,131	41%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

March 31, 2014 (continued) (unaudited)

(In thousands, except shares)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments (5)
Anatrace Products, LLC	Healthcare
Senior Secured Loan	Products	11.5%/1.5%	10/11/2018	$9,533	$9,495	$9,495
Revolving Loan ($500 commitment) (9)		N/A	10/11/2018	—	(2)	(2)
Common Equity (360,000 shares)					360	360

Sub Total					9,853	9,853	5%
Acentia, LLC	Information
Common Units (499 units)	Technology Services				500	244	0%
ACFP Management, Inc.	Restaurants
Common Units (1,000,000 units)					1,091	1,359	1%
Brook & Whittle Limited	Specialty
Subordinated Note	Printing	12.0%/4.8%	12/31/2016	7,040	7,040	7,040
Subordinated Note		12.0%/2.0%	12/31/2016	2,217	2,217	2,217
Warrant (1,051 shares)					285	380
Common Equity—Series A (148 shares)					110	54
Common Equity—Series D (527 shares)					53	58

Sub Total					9,705	9,749	5%
Brook Furniture Rental, Inc.	Furniture
Subordinated Note	Rental	12.0%/1.5%	9/30/2016	7,894	7,629	7,973
Warrants (2.5%)					485	850

Sub Total					8,114	8,823	4%
Caldwell & Gregory, LLC	Laundry
Subordinated Note	Services	11.5%/1.0%	11/30/2018	1,513	1,487	1,513
Subordinated Note		0.0%/12.0%	5/31/2019	3,311	3,050	3,311
Common Equity (500,000 units) (7)					500	537
Warrant (242,121 units) (7)					242	260

Sub Total					5,279	5,621	3%
Channel Technologies Group, LLC	Component
Subordinated Note	Manufacturing	11.0%/1.3%	4/10/2019	7,000	6,944	6,944
Preferred Equity (538 units) (7)					1,000	883
Common Equity (537,817 units) (7)					—	—

Sub Total					7,944	7,827	4%
Connect-Air International, Inc.	Specialty
Subordinated Note	Distribution	12.8%/0.0%	11/5/2018	11,400	11,394	11,394
Common Equity					—	1,722

Sub Total					11,394	13,116	6%
Continental Anesthesia Management, LLC	Healthcare
Senior Secured Loan	Services	14.0%/0.0%	9/15/2014	9,763	9,728	9,708
Warrant (263 shares)					276	—

Sub Total					10,004	9,708	5%
Convergent Resources, Inc.	Debt Collection
Subordinated Note	Services	13.0%/3.0%	12/27/2017	5,802	5,764	5,802	3%
EBL, LLC (EbLens)	Retail
Subordinated Note		12.0%/3.0%	2/2/2018	9,393	9,360	9,393
Common Equity (750,000 units)(7)					750	835

Sub Total					10,110	10,228	5%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

March 31, 2014 (continued) (unaudited)

(In thousands, except shares)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
FCA, LLC	Industrial
Subordinated Note	Products	12.5%/1.5%	6/18/2018	$3,022	$3,008	$3,022
Preferred Equity (4,500,000 units)(6)		11.5%/5.0%	6/18/2018		9,179	9,219

Sub Total					12,187	12,241	6%
FocusVision Worldwide, Inc.	Business
Subordinated Note	Services	12.0%/1.0%	1/29/2019	7,537	7,507	7,537	4%
FTH Acquisition Corp. VII	Information
Subordinated Note	Technology Services	13.0%/0.0%	2/27/2015	8,511	8,511	7,617
Preferred Equity (887,122 shares)					887	—

Sub Total					9,398	7,617	4%
IOS Acquisition, Inc.	Oil & Gas
Subordinated Note	Services	12.0%/3.8%	6/26/2018	13,896	13,790	13,896
Common Equity (2,152 shares)					500	401

Sub Total					14,290	14,297	7%
Jacob Ash Holdings, Inc.	Apparel
Subordinated Note	Distribution	13.0%/5.0%	8/11/2016	3,500	3,492	3,500
Subordinated Note		13.0%/1.0%	8/11/2016	963	949	963
Preferred Equity (500 shares)(6)		0.0%/15.0%	8/11/2016		712	314
Warrant (129,630 shares)					67	—

Sub Total					5,220	4,777	2%
K2 Industrial Services, Inc.	Industrial Cleaning
Subordinated Note	& Coatings	11.8%/2.8%	5/23/2017	14,898	14,829	14,898
Preferred Equity—Series A (1,200 shares)					1,200	820
Preferred Equity—Series B (69 shares)					68	76

Sub Total					16,097	15,794	8%
Lightning Diversion Systems, LLC	Aerospace & Defense
Senior Secured Loan	Manufacturing	10.5%/0.0%	12/20/2018	12,198	12,146	12,197
Revolving Loan ($1,000 commitment) (9)		N/A	12/20/2018	—	(3)	(3)
Common Equity (600,000 units)					—	1,198

Sub Total					12,143	13,392	6%
MedPlast, LLC	Healthcare
Subordinated Note	Products	11.0%/1.5%	3/31/2019	10,071	10,002	10,002
Preferred Equity (188 shares) (6)		0.0%/8.0%			195	195
Common Equity (3,728 shares)					62	62

Sub Total					10,259	10,259	5%
National Truck Protection Co., Inc.	Financial
Senior Secured Loan	Services	13.5%/2.0%	9/13/2018	13,500	13,423	13,500
Common Units (1,109 units)					737	1,652

Sub Total					14,160	15,152	7%
Premium Franchise Brands, LLC	Commercial
Subordinated Note	Cleaning	12.0%/1.5%	3/18/2017	$7,866	$7,866	$7,866
Preferred Equity (1,054,619 shares)					832	660

Sub Total					8,698	8,526	4%
Restaurant Finance Co, LLC	Restaurants
Senior Secured Loan ($6,000 commitment)		11.0%/2.0%	11/25/2019	2,073	2,058	2,058
Royalty Rights					—	—

Sub Total					2,058	2,058	1%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

March 31, 2014 (continued) (unaudited)

(In thousands, except shares)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
S.B. Restaurant Co. (dba Elephant Bar)	Restaurants
Subordinated Note (8)		13.0%/1.0%	1/10/2018	7,594	7,277	—
Subordinated Note ($500 commitment) (8)		0.0%/0.0%	1/10/2018	250	169	—
Warrant (652 shares)					416	—

Sub Total					7,862	—	0%
Simplex Manufacturing Co.	Aerospace & Defense
Subordinated Note	Manufacturing	14.0%/0.0%	11/1/2015	4,550	4,525	4,541
Warrant (24 shares)					710	753

Sub Total					5,235	5,294	3%
United Biologics, LLC	Healthcare
Senior Secured Loan	Services	12.0%/2.0%	3/5/2017	8,556	8,162	8,556
Preferred Equity (98,377 units) (7)					1,069	1,002
Warrant (57,469 units)					566	256

Sub Total					9,797	9,814	5%
Worldwide Express Operations, LLC	Transportation
Subordinated Note	Services	11.5%/1.0%	8/1/2020	12,584	12,470	12,583
Common Equity (2,500,000 units) (7)					2,500	2,587

Sub Total					14,970	15,170	7%

Total Non-Control/Non-Affiliate Investments					229,639	224,258	107%

Total Investments					$322,532	$310,389	148%

(1)	All debt investments are income producing. Equity investments are non-income producing unless otherwise noted.
(2)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(3)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(4)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of March 31, 2014. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
(5)	See Note 2—Significant Accounting Policies, Investment Classification for definitions of Control and Affiliate classifications.
(6)	Income producing. Maturity date, if any, represents mandatory redemption date.
(7)	Investment is held by a wholly-owned subsidiary of the Company.
(8)	Investment was on non-accrual status as of March 31, 2014, meaning the Company has ceased recognizing interest income on the investment.
(9)	The entire commitment was unfunded at March 31, 2014. As such, no interest is being earned on this investment.

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2013

(In thousands, except shares)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Affiliate Investments (5)
Apex Microtechnology, Inc.	Electronic
Subordinated Note	Components Supplier	12.0%/2.0%	2/16/2018	$6,200	$5,987	$6,448
Warrant (2,294 units)					220	255
Common Equity (11,690 units)					1,169	1,299

Sub Total					7,376	8,002	4%
Avrio Technology Group, LLC	Electronic
Subordinated Note	Components Supplier	0.0%/14.0%	10/15/2015	6,291	6,291	3,200
Preferred Equity—Series B (3,704 units) (7)					3,704	—
Preferred Equity—Series C (872 units) (7)					436	—
Preferred Equity—Series D (1,917 units) (7)					639	—
Common Equity (4,215 units) (7)					1,000	—

Sub Total					12,070	3,200	2%
Malabar International	Aerospace & Defense
Subordinated Note	Manufacturing	12.5%/2.5%	5/21/2017	5,116	5,093	5,116
Preferred Equity (1,494 shares) (6)		6.0%/0.0%			1,990	3,616

Sub Total					7,083	8,732	4%
Medsurant Holdings, LLC	Healthcare
Subordinated Note	Services	14.0%/0.0%	7/12/2016	9,750	8,845	9,541
Preferred Equity (79,091 units) (7)					1,112	1,105
Warrant (288,239 units) (7)					3,690	3,944

Sub Total					13,647	14,590	7%
Paramount Building Solutions, LLC	Retail
Subordinated Note	Cleaning	5.0%/13.0%	12/31/2014	7,253	7,253	7,091
Common Equity (107,143 units) (7)					1,500	—

Sub Total					8,753	7,091	3%
Pfanstiehl, Inc.	Healthcare
Subordinated Note	Products	12.0%/4.0%	9/29/2018	6,082	6,031	6,082
Common Equity (8,500 shares)					850	970

Sub Total					6,881	7,052	3%
Safety Products Group, LLC	Safety Products
Subordinated Note	Manufacturer	12.0%/1.5%	12/30/2018	10,000	9,957	9,957
Preferred Equity (749 shares) (7)					749	749
Common Equity (676 shares) (7)					1	1

Sub Total					10,707	10,707	5%
Trantech Radiator Products, Inc.	Utility Equipment
Subordinated Note	Manufacturer	12.0%/1.8%	5/4/2017	9,351	9,323	9,351
Common Equity (6,875 shares)					688	1,317

Sub Total					10,011	10,668	5%
Westminster Cracker Company, Inc.	Specialty Cracker
Preferred Equity (83,851 units)	Manufacturer				70	75
Common Equity (1,208,197 units)					1,208	1,108

Sub Total					1,278	1,183	1%
World Wide Packaging, LLC	Consumer
Subordinated Note	Products	12.0%/1.8%	10/26/2018	9,919	9,877	9,919
Common Equity (1,300,000 units) (7)					1,300	1,300

Sub Total					11,177	11,219	5%

Total Affiliate Investments					88,983	82,444	39%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2013 (continued)

(In thousands, except shares)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments (5)
Anatrace Products, LLC	Healthcare
Senior Secured Loan	Products	11.5%/1.5%	10/11/2018	$9,533	$9,493	$9,493
Revolving Loan ($500 commitment) (9)		N/A	10/11/2018	—	(2)	(2)
Common Equity (360,000 shares)					360	360

Sub Total					9,851	9,851	5%
Acentia, LLC (f/k/a ITSolutions)	IT Services
Common Units (499 units)					500	267	0%
ACFP Management, Inc.	Restaurants
Common Units (1,000,000 units)					1,091	1,140	1%
Brook & Whittle Limited	Specialty
Subordinated Note	Printing	12.0%/4.8%	12/31/2016	6,954	6,954	6,954
Subordinated Note		12.0%/2.0%	12/31/2016	2,206	2,199	2,206
Warrant (1,051 shares)					285	367
Common Equity—Series A (148 shares)					110	52
Common Equity—Series D (527 shares)					53	53

Sub Total					9,601	9,632	5%
Brook Furniture Rental, Inc.	Furniture
Subordinated Note	Rental	12.0%/1.5%	9/30/2016	7,865	7,573	7,944
Warrants (2.5%)					485	751

Sub Total					8,058	8,695	4%
Caldwell & Gregory, LLC	Laundry
Subordinated Note	Services	11.5%/1.0%	11/30/2018	1,509	1,482	1,509
Subordinated Note		0.0%/12.0%	5/31/2019	3,215	2,941	3,215
Common Equity (500,000 units) (7)					500	511
Warrant (242,121 units) (7)					242	247

Sub Total					5,165	5,482	3%
Channel Technologies Group, LLC	Component
Subordinated Note	Manufacturer	11.0%/1.3%	4/10/2019	7,000	6,941	6,941
Preferred Equity (538 units) (7)					1,000	1,000
Common Equity (537,817 units) (7)					—	—

Sub Total					7,941	7,941	4%
Connect-Air International, Inc.	Specialty
Subordinated Note	Distribution	12.8%/0.0%	11/5/2018	11,400	11,394	11,394
Common Equity					—	1,800

Sub Total					11,394	13,194	6%
Continental Anesthesia Management, LLC	Healthcare
Senior Secured Loan	Services	14.0%/0.0%	9/15/2014	9,825	9,777	9,717
Warrant (263 shares)					276	—

Sub Total					10,053	9,717	5%
Convergent Resources, Inc.	Debt Collection
Subordinated Note	Services	13.0%/3.0%	12/27/2017	5,758	5,719	5,759	3%
EBL, LLC (EbLens)	Retail
Subordinated Note		12.0%/3.0%	2/2/2018	9,323	9,288	9,323
Common Equity (750,000 units)(7)					750	778

Sub Total					10,038	10,101	5%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2013 (continued)

(In thousands, except shares)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
FCA, LLC	Industrial
Subordinated Note	Products	12.5%/1.5%	6/18/2018	$1,512	$1,506	$1,512
Preferred Equity (4,500,000 units)(6)		11.5%/5.0%	6/18/2018		4,604	4,623

Sub Total					6,110	6,135	3%
FocusVision Worldwide, Inc.	Business
Subordinated Note	Services	12.0%/1.0%	1/29/2019	7,519	7,487	7,519	4%
FTH Acquisition Corp. VII	IT Services
Subordinated Note		13.0%/0.0%	2/27/2015	8,511	8,511	7,741
Preferred Equity (887,122 shares)					887	—

Sub Total					9,398	7,741	4%
IOS Acquisition, Inc.	Oil & Gas
Subordinated Note	Services	12.0%/3.5%	6/26/2018	13,766	13,654	13,766
Common Equity (2,152 shares)					500	379

Sub Total					14,154	14,145	7%
Jacob Ash Holdings, Inc.	Apparel
Subordinated Note	Distribution	13.0%/5.0%	8/11/2016	3,500	3,491	3,500
Subordinated Note		13.0%/1.0%	8/11/2016	1,147	1,132	1,147
Preferred Equity (500 shares)(6)		0.0%/15.0%	8/11/2016		685	314
Warrant (129,630 shares)					67	—

Sub Total					5,375	4,961	2%
K2 Industrial Services, Inc.	Industrial Cleaning
Subordinated Note	& Coatings	11.8%/2.8%	5/23/2017	14,797	14,722	14,798
Preferred Equity—Series A (1,200 shares)					1,200	930
Preferred Equity—Series B (69 shares)					68	74

Sub Total					15,990	15,802	7%
Lightning Diversion Systems, LLC	Aerospace & Defense
Senior Secured Loan	Manufacturing	10.5%/0.0%	12/20/2018	12,198	12,143	12,197
Revolving Loan ($1,000 commitment) (9)		N/A	12/20/2018	—	(3)	(3)
Common Equity (600,000 units)					—	1,049

Sub Total					12,140	13,243	6%
MedPlast, LLC	Healthcare
Subordinated Note	Products	11.0%/1.5%	3/31/2019	10,033	9,961	9,961
Preferred Equity (188 shares) (6)		0.0%/8.0%			191	191
Common Equity (3,728 shares)					62	62

Sub Total					10,214	10,214	5%
National Truck Protection Co., Inc.	Financial
Senior Secured Loan	Services	13.5%/2.0%	9/13/2018	13,500	13,418	13,500
Common Units (1,109 units)					737	1,118

Sub Total					14,155	14,618	7%
Nobles Manufacturing, Inc.	Aerospace & Defense
Subordinated Note	Manufacturing	12.0%/2.5%	10/6/2018	4,550	4,550	4,550
Preferred Equity (1,300,000 shares)					867	2,285
Common Equity (1,300,000 shares)					—	—

Sub Total					5,417	6,835	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2013 (continued)

(In thousands, except shares)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Premium Franchise Brands, LLC	Commercial
(f/k/a Jan-Pro Holdings, LLC)	Cleaning
Subordinated Note		12.0%/2.0%	3/18/2017	$7,833	$7,833	$7,833
Preferred Equity (1,054,619 shares)					832	465

Sub Total					8,665	8,298	4%
Restaurant Finance Co, LLC	Restaurants
Senior Secured Loan ($6,000 commitment)		11.0%/2.0%	11/25/2019	1,664	1,652	1,652
Royalty Rights					—	—

Sub Total					1,652	1,652	1%
S.B. Restaurant Co. (dba Elephant Bar)	Restaurants
Subordinated Note (8)		13.0%/1.0%	1/10/2018	7,594	7,256	2,974
Subordinated Note ($500 commitment)		0.0%/0.0%	1/10/2018	250	165	165
Warrant (652 shares)					416	—

Sub Total					7,837	3,139	1%
Simplex Manufacturing Co.	Aerospace & Defense
Subordinated Note	Manufacturing	14.0%/0.0%	11/1/2015	4,550	4,522	4,550
Warrant (24 shares)					710	758

Sub Total					5,232	5,308	3%
United Biologics, LLC	Healthcare
Senior Secured Loan	Services	12.0%/2.0%	3/5/2017	6,833	6,425	6,833
Preferred Equity (98,377 units) (7)					1,069	1,069
Warrant (57,469 units)					566	312

Sub Total					8,060	8,214	4%
Worldwide Express Operations, LLC	Transportation
Subordinated Note	Services	11.5%/1.0%	8/1/2020	12,552	12,434	12,434
Common Equity (2,500,000 units) (7)					2,500	2,500

Sub Total					14,934	14,934	7%

Total Non-Control/Non-Affiliate Investments					226,231	224,537	106%

Total Investments					$315,214	$306,981	145%

(1)	All debt investments are income producing. Equity investments are non-income producing unless otherwise noted.
(2)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(3)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(4)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of December 31, 2013. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
(5)	See Note 2—Significant Accounting Policies, Investment Classification for definitions of Control and Affiliate classifications.
(6)	Income producing. Maturity date, if any, represents mandatory redemption date.
(7)	Investment is held by a wholly-owned subsidiary of the Company.
(8)	Investment was on non-accrual status as of December 31, 2013, meaning the Company has ceased recognizing interest income on the investment.
(9)	The entire commitment was unfunded at December 31, 2013. As such, no interest is being earned on this investment.

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

As of March 31, 2014 and December 31, 2013, the Company had 13,765,642 and 13,755,232 shares of common stock outstanding, respectively.

Note 2. Significant Accounting Policies

Basis of presentation: The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), as established by the Financial Accounting Standards Board (“FASB”). These consolidated financial statements reflect the guidance in the Accounting Standards Codification (“ASC”), which is the single source of authoritative GAAP recognized by the FASB. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. The current period’s results of operation are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013.

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

Certain of the Company’s investments contain a payment-in-kind (“PIK”) income provision. The PIK income, computed at the contractual rate specified in the applicable investment agreement, is added to the principal balance of the investment, rather than being paid in cash, and recorded as interest or dividend income, as applicable, in the consolidated statements of operations. PIK income is included in the Company’s taxable income and, therefore, affects the amount the Company is required to pay to shareholders in the form of dividends in order to maintain the Company’s status as a RIC and to avoid corporate federal income tax, even though the Company has not yet collected the cash.

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

Transaction fees earned in connection with the Company’s investments are recognized as fee income. Such fees typically include fees for services, including structuring and advisory services, provided to portfolio companies. The Company recognizes income from fees for providing such structuring and advisory services when the services are rendered or the transactions are completed. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as fee income when earned. Prior to the Formation Transactions, and in accordance with the prior limited partnership agreement, the Company historically recorded transaction fees provided in connection with the Company’s investments as a direct offset to management fee expense. Fee income from structuring and advisory services, amendments and prepayment penalties for the three months ended March 31, 2014 and 2013 totaled $610 and $406, respectively.

The Company also typically receives upfront loan origination or closing fees in connection with investments. Such upfront loan origination and closing fees are capitalized as unearned income and offset against investment cost basis on the consolidated statements of assets and liabilities and accreted into income over the life of the investment. Upfront loan origination and closing fees received for the three months ended March 31, 2014 and 2013 totaled $97 and $134, respectively.

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

Income taxes: The Company has elected to be treated as a RIC under Subchapter M of the Code beginning with the taxable year ended December 31, 2011 and, among other things, intends to make the required distributions to its stockholders as specified therein, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to stockholders. In order to qualify as a RIC, the Company is required to timely distribute to its stockholders at least 90.0% of “investment company taxable income,” as defined by Subchapter M of the Code, each year. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year; however, the Company will pay a 4.0% excise tax if it does not distribute at least 98.0% of the current year’s ordinary taxable income. Any such carryover taxable income must be distributed through a dividend declared prior to the later of filing the final tax return related to the year in which the Company generated such taxable income or the 15th day of the 9th month following the close of such taxable year. In addition, the Company will be subject to federal excise tax if it does not distribute at least 98.2% of the net capital gains realized, computed for any one year period ending October 31.

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

U.S. federal income tax regulations differ from GAAP, and as a result, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized under GAAP. Differences may be permanent or temporary. Permanent differences may arise as a result of, among other items, a difference in the book and tax basis of certain assets and nondeductible federal income taxes. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax provision, if any. There were no material uncertain income tax positions at March 31, 2014 and December 31, 2013. The 2010 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Earnings and net asset value per share: The earnings per share calculations for the three months ended March 31, 2014 and 2013 are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Recent accounting pronouncements: In June 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-08, Financial Services – Investment Companies (Topic 946) Amendments to the Scope, Measurement and Disclosure Requirements (“ASU 2013-08”), containing new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interest in investment companies to be measured at fair value and requiring certain additional disclosures. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. The adoption of ASU 2013-08 did not have a material impact on the Company’s consolidated financial position or disclosures.

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

As of March 31, 2014, the Company had investments in 37 portfolio companies with an aggregate fair value of $310,389 and a weighted average effective yield on its debt investments of 14.4%. At March 31, 2014, the Company held equity investments in 91.9% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 7.6%. As of December 31, 2013, the Company had investments in 37 portfolio companies with an aggregate fair value of $306,981 and a weighted average effective yield on its debt investments of 14.5%. At December 31, 2013, the Company held equity investments in 91.9% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 7.3%. The weighted average yields were computed using the effective interest rates for debt investments at cost as of March 31, 2014 and December 31, 2013, including accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Purchases of debt and equity investments for the three months ended March 31, 2014 and 2013 totaled $17,294 and $22,022, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the three months ended March 31, 2014 and 2013 totaled $13,558 and $3,208, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	March 31, 2014		December 31, 2013		March 31, 2014		December 31, 2013
Subordinated notes	$202,822	65.4%	$214,400	69.8%	$212,685	65.9%	$220,372	69.9%
Senior secured loans	63,199	20.4	53,387	17.4	62,697	19.4	52,903	16.8
Equity	37,697	12.1	32,560	10.6	39,838	12.4	34,982	11.1
Warrants	6,671	2.1	6,634	2.2	7,312	2.3	6,957	2.2
Royalty rights	—	—	—	—	—	—	—	—

Total	$310,389	100.0%	$306,981	100.0%	$322,532	100.0%	$315,214	100.0%

All investments made by the Company as of March 31, 2014 and December 31, 2013 were made in portfolio companies located in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	March 31, 2014		December 31, 2013		March 31, 2014		December 31, 2013
West	$73,157	23.6%	$76,361	24.9%	$76,204	23.6%	$75,488	24.0%
Midwest	67,603	21.8	67,287	21.9	75,486	23.4	74,430	23.6
Southeast	64,706	20.8	54,885	17.9	65,322	20.3	55,855	17.7
Northeast	60,393	19.5	59,500	19.4	59,702	18.5	59,611	18.9
Southwest	44,530	14.3	48,948	15.9	45,818	14.2	49,830	15.8

	$310,389	100.0%	$306,981	100.0%	$322,532	100.0%	$315,214	100.0%

As of March 31, 2014 and December 31, 2013, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio. As of both March 31, 2014 and December 31, 2013, the Company had investments in one portfolio company on non-accrual status. As of March 31, 2014, investments on non-accrual had a cost and fair value of $7,446 and $0, respectively. As of December 31, 2013, investments on non-accrual had a cost and fair value of $7,256 and $2,974, respectively.

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

With respect to investments for which market quotations are not readily available, the Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of the Investment Advisor responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with the investment committee of the Investment Advisor;

•	the Board also engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our investments for which market quotations are not readily available. The Company will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. The Board consulted with the independent valuation firm in arriving at the Company’s determination of fair value on 14 and 13 of its portfolio company investments representing 41.5% and 40.9% of the total portfolio investments at fair value as of March 31, 2014 and December 31, 2013, respectively.

•	the audit committee of the Board reviews the preliminary valuations of the Investment Advisor and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and

•	the Board discusses these valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the Investment Advisor, the independent valuation firm(s) and the audit committee.

In making the good faith determination of the value of portfolio investments, the Company starts with the cost basis of the security. The transaction price is typically the best estimate of fair value at inception. When evidence supports a subsequent change to the carrying value from the original transaction price, adjustments are made to reflect the expected exit values.

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

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the three months ended March 31, 2014 and 2013.

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and 2013:

	Subordinated Notes	Senior Secured Loans	Equity	Warrants	Royalty Rights	Total
Balance, December 31, 2012	$193,691	$32,736	$26,430	$21,392	$—	$274,249
Net change in unrealized (depreciation) appreciation on investments	(672)	(101)	80	407	—	(286)
Purchase of investments	20,900	—	1,122	—	—	22,022
Proceeds from sales and repayments of investments	(2,775)	—	(433)	—	—	(3,208)
Interest and dividend income paid-in-kind	1,013	34	162	—	—	1,209
Proceeds from loan origination fees	(134)	—	—	—	—	(134)
Accretion of loan origination fees	37	9	1	—	—	47
Accretion of original issue discount	261	41	2	—	—	304

Balance, March 31, 2013	$212,321	$32,719	$27,364	$21,799	$—	$294,203

Balance, December 31, 2013	$214,400	$53,387	$32,560	$6,634	$—	$306,981
Realized gain on investments	166	—	1,693	—	—	1,859
Net change in unrealized (depreciation) appreciation on investments	(3,890)	17	283	(318)	—	(3,908)
Purchase of investments	1,500	9,824	5,615	355	—	17,294
Proceeds from sales and repayments of investments	(10,936)	(62)	(2,560)	—	—	(13,558)
Interest and dividend income paid-in-kind	1,333	44	124	—	—	1,501
Proceeds from loan origination fees	(8)	(66)	(23)	—	—	(97)
Accretion of loan origination fees	100	13	3	—	—	116
Accretion of original issue discount	157	42	2	—	—	201

Balance, March 31, 2014	$202,822	$63,199	$37,697	$6,671	$—	$310,389

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

The total change in unrealized (depreciation) included in the consolidated statements of operations attributable to Level 3 investments still held at March 31, 2014 and 2013, was $(2,030) and $(286), respectively.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of March 31, 2014 and December 31, 2013. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at March 31, 2014	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Subordinated notes	$199,457	Discounted cash flow	Weighted average cost of capital	12.6% – 29.1% (15.7%)
	3,365	Enterprise value	Revenue multiples	0.4x – 0.6x (0.4x)
Senior secured loans	63,199	Discounted cash flow	Weighted average cost of capital	10.9% – 17.9% (12.9%)
Equity investments:
Equity	37,697	Enterprise value	EBITDA multiples	4.5x – 10.4x (6.5x)
Warrants	6,671	Enterprise value	EBITDA multiples	4.5x – 9.5x (6.6x)

	Fair Value at December 31, 2013	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Subordinated notes	$208,226	Discounted cash flow	Weighted average cost of capital	10.9% – 24.0% (15.5%)
	6,174	Enterprise value	EBITDA multiples	4.5x – 5.5x (4.9x)
			Revenue multiples	0.3x – 0.5x (0.5x)
Senior secured loans	53,387	Discounted cash flow	Weighted average cost of capital	10.9% – 16.6% (14.4%)
Equity investments:
Equity	32,560	Enterprise value	EBITDA multiples	4.5x – 10.4x (6.6x)
Warrants	6,634	Enterprise value	EBITDA multiples	4.7x – 9.5x (6.3x)

The significant unobservable inputs used in determining fair value under the discounted cash flow technique are the weighted average cost of capital of each security. Significant increases (or decreases) in this input would likely result in a significantly lower (or higher) fair value estimate.

The significant unobservable inputs used in determining fair value under the enterprise value technique are revenue and EBITDA multiples. Significant increases (or decreases) in these inputs could result in a significantly higher (or lower) fair value estimate.

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. SBA debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of March 31, 2014 and December 31, 2013, the fair value of the Company’s SBA debentures using Level 3 inputs is estimated at $144,500 and $144,500, respectively, which is the same as the Company’s carrying value of the debentures.

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

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement for the three months ended March 31, 2014 and 2013 totaled $1,365 and $1,259, respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee for the three months ended March 31, 2014 and 2013 totaled $1,226 and $1,214, respectively.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Formation Transactions, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee to be

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

paid for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. On March 4, 2014, the Board, including all of the Company’s directors who are not “interested persons” (as that term is defined in the 1940 Act), approved an amendment to the Investment Advisory Agreement to remove the references to original cost in the calculation of net capital gains. The amendment to the Investment Advisory Agreement was effective March 4, 2014 and had the effect of reducing the capital gains incentive fee payable as of December 31, 2013, which had not yet been calculated and paid. As of March 31, 2014 and December 31, 2013, the capital gains incentive fee payable was $0 and $348, respectively. The aggregate amount of capital gains incentive fees paid through March 31, 2014 is $348.

In addition, the Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation). During the three months ended March 31, 2014 and 2013, the Company recognized reversals of accrued capital gains incentive fees totaling $384 and $57, respectively.

The sum of the income incentive fee and the capital gains incentive fee is the incentive fee and is reported in the consolidated statements of operations. Accrued management fees, income incentive fees and capital gains incentive fees are reported in the due to affiliates line in the consolidated statements of assets and liabilities.

Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect from year to year if approved annually by the Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of the Company’s directors who are not “interested persons.” The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Investment Advisor and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of the Company’s outstanding voting securities may also terminate the Investment Advisory Agreement without penalty.

Administration Agreement: Concurrent with the Formation Transactions, the Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 5, 2013, the Board approved the renewal of the Administrative Agreement through June 20, 2014. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides it clerical, bookkeeping and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies to which the Company is required to provide such assistance. Under the Administration Agreement, administrative expenses for services provided for the three months ended March 31, 2014 and 2013 totaled $363 and $245, respectively. Accrued administrative expenses are reported in the due to affiliates line in the consolidated statements of assets and liabilities.

Note 6. Debt

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs and such debentures are guaranteed by the SBA. The SBA has made commitments to purchase $175,000 of SBA debentures from the Company on or before September 30, 2017. Unused commitments as of both March 31, 2014 and December 31, 2013 were $30,500. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

As of March 31, 2014 and December 31, 2013, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling Date(1)	Maturity Date	Fixed Interest Rate	March 31, 2014	December 31, 2013
3/26/2008	3/1/2018	6.188%	$24,750	$24,750
9/24/2008	9/1/2018	6.442	11,950	11,950
3/25/2009	3/1/2019	5.337	19,750	19,750
9/23/2009	9/1/2019	4.950	10,000	10,000
3/24/2010	3/1/2020	4.825	13,000	13,000
9/22/2010	9/1/2020	3.932	12,500	12,500
3/29/2011	3/1/2021	4.801	1,550	1,550
9/21/2011	9/1/2021	3.594	3,250	3,250
3/21/2012	3/1/2022	3.483	3,250	3,250
3/21/2012	3/1/2022	3.051	19,000	19,000
9/19/2012	9/1/2022	2.530	11,000	11,000
9/19/2012	9/1/2022	3.049	11,500	11,500
3/27/2013	3/1/2023	3.155	3,000	3,000

			$144,500	$144,500

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.

Interest on SBA debentures is payable semi-annually on March 1 and September 1. For the three months ended March 31, 2014 and 2013, interest and fee amortization expense on outstanding SBA debentures amounted to $1,753 and $1,735, respectively. As of March 31, 2014 and December 31, 2013, accrued interest payable totaled $559 and $2,198, respectively. The weighted average fixed interest rate for all SBA debentures as of both March 31, 2014 and December 31, 2013 was 4.6%.

Deferred financing costs as of March 31, 2014 and December 31, 2013, were as follows:

	March 31, 2014	December 31, 2013
SBA debenture commitment fees	$1,750	$1,750
SBA debenture leverage fees	3,504	3,504

Subtotal	5,254	5,254
Accumulated amortization	(2,233)	(2,102)

Net deferred financing costs	$3,021	$3,152

Note 7. Commitments and Contingencies

Commitments: As of March 31, 2014, the Company had three unfunded revolving loan commitments totaling $3,114 to portfolio companies, two unfunded loan commitments totaling $4,189 to portfolio companies and one unfunded capital commitment of $308 related to a portfolio company. As of December 31, 2013, the Company had two unfunded revolving loan commitments totaling $1,500, two unfunded loan commitments totaling $4,589 to portfolio companies and one unfunded capital commitment of $308 related to a portfolio company. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with financial and nonfinancial covenants. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Per share data:
Net asset value at beginning of period	$15.35	$15.32
Net investment income(1)	0.40	0.38
Net realized gain on investments (net of taxes)(1)	0.13	—
Net unrealized (depreciation) on investments(1)	(0.28)	(0.02)

Total increase from investment operations(1)	0.25	0.36
Accretive effect of share issuance above NAV	—	0.16
Dividends to stockholders	(0.38)	(0.38)

Net asset value at end of period	$15.22	$15.46

Market value at end of period	$19.31	$19.15

Shares outstanding at end of period	13,765,642	13,699,348
Weighted average shares outstanding during the period	13,755,232	12,932,030
Ratios to average net assets:
Expenses other than incentive fee(2)	8.1%	7.5%
Incentive fee(2)	1.6%	2.3%

Total expenses(2)	9.7%	9.8%
Net investment income(2)	10.4%	10.0%
Total return(3)	(9.4)%	18.7%
Net assets at end of period	$209,475	$211,763
Average debt outstanding	$144,500	$144,500
Average debt per share(1)	$10.51	$11.17
Portfolio turnover ratio(2)	17.6%	4.5%

(1)	Weighted average per share data
(2)	Annualized for periods less than one year
(3)	The total return for the three months ended March 31, 2014 and 2013 equals the change in the ending market value of the Company’s common stock plus dividends paid per share during the period, divided by the beginning common stock price and is not annualized

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the Company’s dividend declaration during the three months ended March 31, 2014 and 2013.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Fiscal Three Months March 31, 2013:
2/22/2013	3/14/2013	3/28/2013	$0.38	$4,822	20,501	$376

Fiscal Three Months March 31, 2014:
2/18/2014	3/21/2014	3/31/2014	$0.38	$5,028	10,410	$199

For the three months ended March 31, 2014, $199 of the total $5,227 paid to stockholders represented DRIP participation. During this period, the Company satisfied the DRIP participation requirements with the issuance of 10,410 shares at an average value of $19.14 per share at the date of issuance. For the three months ended March 31, 2013, $376 of the total $5,198 paid to stockholders represented DRIP participation. During this period, the Company satisfied the DRIP participation requirements with the issuance of 20,501 shares at an average value of $18.36 per share at the date of issuance.

Since the Company’s IPO, dividends and distributions to stockholders total $53,517 or $4.42 per share.

Note 10. Subsequent Events

On April 30, 2014, the Company made a follow-on investment of $218 in the common equity of World Wide Packaging, LLC.

On May 5, 2014, the Board declared a regular quarterly dividend of $0.38 per share, which is payable on June 27, 2014 to stockholders of record as of June 13, 2014. The Board also declared two special dividends totaling $0.10 per share. The special dividends will be made in two equal payments of $0.05 per share on July 31, 2014 to stockholders of record as of July 25, 2014 and August 29, 2014 to stockholders of record as of August 25, 2014.

On May 6, 2014, the Company received $6,445 as payment in full on the subordinated notes of Convergent Resources, Inc.

On May 6, 2014, the Company invested $6,000 in the senior secured notes of Oaktree Medical Centre, P.C., doing business as Pain Management Associates, an operator of healthcare clinics and toxicology laboratories focused on the treatment of patients suffering from chronic pain or acute pre/post-operative conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Fidus Investment Corporation’s consolidated financial statements and related notes appearing in our annual report on Form 10-K for the year ended December 31, 2013, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 6, 2014. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 6, 2014. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the 1933 Act.

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

FIC was formed as a Maryland corporation on February 14, 2011. On June 20, 2011, FIC acquired all of the limited partnership interests of Fund I and membership interests of FMCGP through the Formation Transactions, resulting in Fund I becoming our wholly-owned SBIC subsidiary. Immediately following the Formation Transactions, we and Fund I elected to be treated as BDCs under the 1940 Act and our investment activities have been managed by Fidus Investment Advisors, LLC, our investment advisor, and supervised by our board of directors, a majority of whom are independent of us.

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

On March 29, 2013, we commenced operations of a second wholly-owned subsidiary, Fund II. Fund I and Fund II are collectively referred to as the “Funds.”

Fund I received its SBIC license on October 22, 2007 and Fund II received its SBIC license on May 28, 2013. We plan to continue to operate the Funds as SBICs, subject to SBA approval, and to utilize the proceeds of the sale of SBA debentures to enhance returns to our stockholders. We have also made, and continue to make, investments directly through FIC. We believe that utilizing FIC and the Funds as investment vehicles provides us with access to a broader array of investment opportunities. Given our access to lower cost capital through the SBA’s SBIC debenture program, we expect that the majority of our investments will continue to be made through the Funds. As of March 31, 2014, we had investments in 37 portfolio companies with an aggregate fair value of $310.4 million and cost of $322.5 million.

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

Portfolio Composition, Investment Activity and Yield

During the three months ended March 31, 2014, we invested $17.3 million in one new and four existing portfolio companies. The investments consisted of subordinated notes ($1.5 million, or 8.7%), senior secured loans ($9.8 million, or 56.6%), equity securities ($5.6 million, or 32.4%), and warrants ($0.4 million, or 2.3%). During the three months ended March 31, 2014 we received proceeds from sales or repayments, including principal, return of capital dividends and realized gains, of $13.6 million. During the three months ended March 31, 2013, we invested $22.0 million in two new and two existing portfolio companies. The new investments consisted of subordinated notes ($20.9 million, or 94.9%) and equity securities ($1.1 million, or 5.1%). During the three months ended March 31, 2013 we received proceeds from repayments of principal, including return of capital dividends, of $3.2 million.

As of March 31, 2014, the fair value of our investment portfolio totaled $310.4 million and consisted of 37 portfolio companies. As of March 31, 2014, our debt portfolio was entirely comprised of fixed rate investments. Overall, the portfolio had a net unrealized depreciation of $12.1 million as of March 31, 2014. Our average portfolio company investment at amortized cost was $8.7 million as of March 31, 2014.

As of December 31, 2013, the fair value of our investment portfolio totaled $307.0 million and consisted of 37 portfolio companies. As of December 31, 2013, our debt portfolio was entirely comprised of fixed rate investments. Overall, the portfolio had a net unrealized depreciation of $8.2 million as of December 31, 2013. Our average portfolio company investment at amortized cost was $8.5 million as of December 31, 2013.

The weighted average yield on debt investments at their cost basis at March 31, 2014 and December 31, 2013 was 14.4% and 14.5%, respectively. The weighted average yields are computed using the effective interest rates for debt investments at cost as of March 31, 2014 and December 31, 2013, including the accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any.

The following table shows the portfolio composition by investment type at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Subordinated notes	65.4%	69.8%	65.9%	69.9%
Senior secured loans	20.4	17.4	19.4	16.8
Equity	12.1	10.6	12.4	11.1
Warrants	2.1	2.2	2.3	2.2
Royalty rights	—	—	—	—

Total	100.0%	100.0%	100.0%	100.0%

The following table shows the portfolio composition by geographic region at fair value and cost as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company:

	Fair Value		Cost
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
West	23.6%	24.9%	23.6%	24.0%
Midwest	21.8	21.9	23.4	23.6
Southeast	20.8	17.9	20.3	17.7
Northeast	19.5	19.4	18.5	18.9
Southwest	14.3	15.9	14.2	15.8

Total	100.0%	100.0%	100.0%	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Healthcare services	11.1%	10.6%	10.7%	10.1%
Healthcare products	9.1	8.8	8.4	8.5
Aerospace & defense manufacturing	8.9	11.2	7.6	9.6
Industrial cleaning & coatings	5.1	5.1	5.0	5.1
Transportation services	4.9	4.9	4.6	4.7
Financial services	4.9	4.8	4.4	4.5
Oil & gas services	4.6	4.6	4.4	4.5
Specialty distribution	4.2	4.3	3.5	3.6
Industrial products	3.9	2.0	3.8	1.9
Consumer products	3.6	3.7	3.5	3.5
Utility equipment manufacturing	3.5	3.5	3.1	3.2
Safety products manufacturing	3.4	3.5	3.3	3.4
Retail	3.3	3.3	3.1	3.2
Printing services	3.1	3.1	3.0	3.0
Furniture rental	2.8	2.8	2.5	2.6
Specialty chemicals	2.8	—	2.7	—
Commercial cleaning	2.7	2.7	2.7	2.7
Information technology services	2.5	2.6	3.1	3.1
Components manufacturing	2.5	2.6	2.5	2.5
Business services	2.4	2.4	2.3	2.4
Retail cleaning	2.3	2.3	2.8	2.8
Debt collection services	1.9	1.9	1.8	1.8
Laundry services	1.8	1.8	1.6	1.6
Electronic components supplier	1.6	3.6	4.2	6.2
Apparel distribution	1.5	1.6	1.6	1.7
Restaurants	1.1	1.9	3.4	3.4
Specialty cracker manufacturing	0.5	0.4	0.4	0.4

Total	100.0%	100.0%	100.0%	100.0%

Portfolio Asset Quality

In addition to various risk management and monitoring tools, our investment advisor uses an internally developed investment rating system to characterize and monitor the credit profile and our expected level of returns on each investment in our portfolio. We use a five-level numeric rating scale. The following is a description of the conditions associated with each investment rating:

•	Investment Rating 1 is used for investments that involve the least amount of risk in our portfolio. The portfolio company is performing above expectations and the trends and risk factors are favorable, and may include an expected capital gain.

•	Investment Rating 2 is used for investments that involve a level of risk similar to the risk at the time of origination. The portfolio company is performing substantially within our expectations and the risk factors are neutral or favorable. Each new portfolio investment enters our portfolio with Investment Rating 2.

•	Investment Rating 3 is used for investments performing below expectations and indicates the investment’s risk has increased somewhat since origination. The portfolio company requires closer monitoring, but we expect a full return of principal and collection of all interest and/or dividends.

•	Investment Rating 4 is used for investments performing materially below expectations and the risk has increased materially since origination. The portfolio company has the potential for some loss of investment return, but we expect no loss of principal.

•	Investment Rating 5 is used for investments performing substantially below our expectations and the risks have increased substantially since origination. We expect some loss of principal.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
Investment Rating	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
	(dollars in thousands)
1	$34,981	11.3%	$44,572	14.5%
2	245,862	79.2	229,113	74.6
3	29,546	9.5	30,322	9.9
4	—	—	—	—
5	—	—	2,974	1.0

Totals	$310,389	100.0%	$306,981	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of both March 31, 2014 and December 31, 2013 was 2.0. As of both March 31, 2014 and December 31, 2013, we had investments in one portfolio company on non-accrual status. As of March 31, 2014, the cost and fair value of investments on non-accrual was $7.4 million and $0.0 million, respectively. As of December 31, 2013, the cost and fair value of investments on non-accrual was $7.3 million and $3.0 million, respectively.

Discussion and Analysis of Results of Operations

Comparison of three months ended March 31, 2014 and March 31, 2013

Investment Income

For the three months ended March 31, 2014, total investment income was $10.6 million, an increase of $0.7 million, or 7.6%, over the $9.8 million of total investment income for the three months ended March 31, 2013. The increase was primarily attributable to a $0.5 million increase in interest income and a $0.2 million increase in fee income from investments. The $0.5 million increase in interest income is primarily due to higher average levels of portfolio debt investments outstanding during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The fee income increase of $0.2 million is the result of an increase in the prepayment activity during the three months ended March 31, 2014 compared to the prior year.

Expenses

For the three months ended March 31, 2014, total expenses, including income tax provision, were $5.1 million, an increase of $0.2 million or 4.6%, over the $4.9 million of total expenses for the three months ended March 31, 2013. The base management fee increased $0.1 million, or 8.4%, due to higher average total assets less cash and cash equivalents for the three months ended March 31, 2014 than the comparable period in 2013. The capital gains incentive fee reversal increased $0.3 million to $0.4 million for the three months ended March 31, 2014 compared to a reversal of $0.1 million for the three months ended March 31, 2013 primarily due to a $3.6 million increase in net change in unrealized (depreciation) on investments. The administrative service fee, professional fees and other general and administrative expenses increased $0.4 million, or 62.7%, to $1.1 million due to increased personnel and a change in the timing of audit related work.

Net Investment Income

As a result of the $0.7 million increase in total investment income as compared to the $0.2 million increase in total expenses, net investment income for the three months ended March 31, 2014 was $5.4 million, which was an increase of $0.5 million, or 10.6%, compared to net investment income of $4.9 million during the three months ended March 31, 2013.

Net Increase in Net Assets Resulting From Operations

For the three months ended March 31, 2014, the total realized gain on investments was $1.9 million, which consisted of realized gains on an investment in one affiliate portfolio company and realized gains on an investment in one non-control/non-affiliate portfolio company. There were no realized gains on investments for the three months ended March 31, 2013.

During the three months ended March 31, 2014, we recorded a net change in unrealized depreciation on investments of $3.9 million attributable to (i) the reversal of net unrealized appreciation on investments of $1.9 million related to the exit or sale of investments, resulting in unrealized depreciation, (ii) net unrealized depreciation of $3.4 million on debt investments and (iii) net unrealized appreciation of $1.4 million on equity investments. During the three months ended March 31, 2013, we recorded net unrealized depreciation of $0.3 million attributable to (i) net unrealized depreciation of $0.8 million on debt investments and (ii) net unrealized appreciation of $0.5 million on equity investments.

As a result of these events, our net increase in net assets resulting from operations during the three months ended March 31, 2014 was $3.4 million, or a decrease of $1.3 million, or 27.2%, compared to a net increase in net assets resulting from operations of $4.6 million during the prior year period.

Liquidity and Capital Resources

As of March 31, 2014, we had $40.7 million in cash and cash equivalents, and our net assets totaled $209.5 million. We believe that our current cash and cash equivalents on hand, our available SBA leverage and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next 12 months. We intend to generate additional cash primarily from future offerings of securities, future borrowings as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders.

Cash Flows

For the three months ended March 31, 2014, we experienced a net decrease in cash and cash equivalents in the amount of $12.7 million. During that period, we used $4.8 million of cash for operating activities, primarily for the funding of $17.3 million of investments, which was partially offset by $13.6 million of repayments and sales proceeds received. During the same period, we used $7.9 million for financing activities, consisting of cash dividends paid to stockholders of $5.0 million and a $2.9 million payment for taxes related to the 2013 deemed distribution which was paid on behalf of the stockholders.

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

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of additional debt and equity capital. The Funds are licensed SBICs, and have the ability to issue SBA debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 200.0% of an SBIC’s regulatory capital or $150.0 million, whichever is less. On May 28, 2013, we received approval for Fund II’s SBIC license through which we may issue more SBA debentures to fund additional investments. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $225.0 million. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of March 31, 2014, Fund I had $144.5 million of outstanding SBA debentures, which had a weighted average interest rate of 4.6%. Based on its $75.0 million of regulatory capital as of March 31, 2014, Fund I has the current capacity to issue up to an additional $5.5 million of SBA debentures. As of March 31, 2014, Fund II had no outstanding SBA debentures. Based on its $25.0 million of regulatory capital as of March 31, 2014, Fund II has the current capacity to issue $50.0 million of SBA debentures. For more information on the SBA debentures, please see Note 6 to our consolidated financial statements.

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

In making the good faith determination of the value of portfolio investments, we start with the cost basis of the security. The transaction price is typically the best estimate of fair value at inception. When evidence supports a subsequent change to the carrying value from the original transaction price, adjustments are made to reflect the expected exit values.

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

We also typically receive upfront origination or closing fees in connection with investments. Such upfront origination and closing fees are capitalized as unearned income offset against investments on our consolidated statement of assets and liabilities and accreted into income over the life of the investment.

Recently Issued Accounting Standards

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Financial Services – Investment Companies (Topic 946) Amendments to the Scope, Measurement and Disclosure Requirements (“ASU 2013-08”), containing new guidance on assessing whether an entity is an investment company, requiring noncontolling ownership interest in investment companies to be measured at fair value and requiring certain additional disclosures. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. The adoption of ASU 2013-08 did not have a material impact on our consolidated financial statements or disclosures.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2014, we had off-balance sheet arrangements consisting of three unfunded revolving loan commitments totaling $3.1 million to portfolio companies, two unfunded loan commitments totaling $4.2 million to portfolio companies, and one unfunded capital commitment of $0.3 million related to a portfolio company. As of December 31, 2013, we had off-balance sheet arrangements consisting of two unfunded revolving loan commitments totaling $1.5 million, two unfunded loan commitments totaling $4.6 million to portfolio companies, and one unfunded capital commitment of $0.3 million related to a portfolio company.

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

Recent Developments

On April 30, 2014, we made a follow-on investment of $0.2 million in the common equity of World Wide Packaging, LLC.

On May 5, 2014, the Board declared a regular quarterly dividend of $0.38 per share, which is payable on June 27, 2014 to stockholders of record as of June 13, 2014. The Board also declared two special dividends totaling $0.10 per share. The special dividends will be made in two equal payments of $0.05 per share on July 31, 2014 to stockholders of record as of July 25, 2014 and August 29, 2014 to stockholders of record as of August 25, 2014.

On May 6, 2014, we received $6.4 million as payment in full on the subordinated notes of Convergent Resources, Inc.

On May 6, 2014, we invested $6.0 million in the senior secured notes of Oaktree Medical Centre, P.C., doing business as Pain Management Associates, an operator of healthcare clinics and toxicology laboratories focused on the treatment of patients suffering from chronic pain or acute pre/post-operative conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. As of March 31, 2014, all of our debt investments bore interest at fixed rates and all of our pooled SBA debentures bore interest at fixed rates. Assuming that the consolidated statements of assets and liabilities as of March 31, 2014 and December 31, 2013 were to remain constant, a hypothetical 100 basis point change in interest rates would not have a material effect on our level of interest income from debt investments or interest expense.

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

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “1934 Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There were no changes in our internal control over financial reporting during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Form 10-K for the year ended December 31, 2013 and filed with the SEC on March 6, 2014, which are incorporated herein by reference. These Risk Factors could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

FIDUS INVESTMENT CORPORATION

Date: May 8, 2014	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2014	/s/ CARY L. SCHAEFER
Cary L. Schaefer
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

3.2	Bylaws of the Registrant (Filed as Exhibit (b)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

4.1	Form of Stock Certificate of the Registrant (Filed as Exhibit (d) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

4.2	Agreement to Furnish Certain Instruments (Filed as Exhibit (f)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.