Form 10-Q
period 2014-06-30
FIDUS INVESTMENT Corp
filed 2014-08-07
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 6, 2014, the Registrant had outstanding 13,776,469 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(In thousands, except shares and per share data)

	June 30, 2014 (unaudited)	December 31, 2013
ASSETS
Investments, at fair value
Affiliate investments (cost: $93,483 and $88,983, respectively)	$82,091	$82,444
Non-control/non-affiliate investments (cost: $231,271 and $226,231, respectively)	228,382	224,537

Total investments, at fair value (cost: $324,754 and $315,214, respectively)	310,473	306,981
Cash and cash equivalents	40,687	53,418
Interest receivable	3,884	2,487
Deferred financing costs (net of accumulated amortization of $2,375 and $2,102, respectively)	3,796	3,152
Prepaid expenses and other assets	1,666	1,224

Total assets	360,506	367,262

LIABILITIES
SBA debentures	145,500	144,500
Accrued interest and fees payable	2,212	2,198
Due to affiliates	4,422	5,582
Taxes payable	—	3,571
Accounts payable and other liabilities	506	286

Total liabilities	152,640	156,137

Net assets	$207,866	$211,125

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 13,775,101 and 13,755,232 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively)	$14	$14
Additional paid-in capital	206,516	206,123
Undistributed net investment income	3,716	3,221
Accumulated net realized gain on investments (net of taxes)	13,113	11,212
Accumulated net unrealized (depreciation) on investments	(15,493)	(9,445)

Total net assets	$207,866	$211,125

Net asset value per common share	$15.09	$15.35

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

(In thousands, except shares and per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Investment income:
Interest income
Control investments	$—	$784	$—	$1,522
Affiliate investments	2,280	2,277	4,757	4,238
Non-control/non-affiliate investments	7,026	6,529	14,100	12,840

Total interest income	9,306	9,590	18,857	18,600
Dividend income
Control investments	—	124	—	124
Affiliate investments	31	31	61	61
Non-control/non-affiliate investments	482	195	829	524

Total dividend income	513	350	890	709
Fee income
Control investments	—	177	—	177
Affiliate investments	—	147	388	206
Non-control/non-affiliate investments	783	141	1,005	488

Total fee income	783	465	1,393	871
Interest on idle funds and other income	(21)	71	—	109

Total investment income	10,581	10,476	21,140	20,289

Expenses:
Interest and financing expenses	1,795	1,765	3,548	3,500
Base management fee	1,393	1,352	2,758	2,611
Incentive fee	853	3,352	1,695	4,509
Administrative service expenses	430	256	793	501
Professional fees	213	201	610	433
Other general and administrative expenses	376	374	753	596

Total expenses	5,060	7,300	10,157	12,150

Net investment income before income taxes	5,521	3,176	10,983	8,139
Income tax provision	12	12	30	52

Net investment income	5,509	3,164	10,953	8,087

Net realized and unrealized gains (losses) on investments:
Realized gains on affiliate investments	—	—	166	—
Realized gains on non-control/non-affiliate investments	59	1,053	1,752	1,053
Net change in unrealized (depreciation) appreciation on investments	(2,140)	9,203	(6,048)	8,917
Income tax (provision) on realized gains on investments	—	—	(17)	—

Net (loss) gain on investments	(2,081)	10,256	(4,147)	9,970

Net increase in net assets resulting from operations	$3,428	$13,420	$6,806	$18,057

Per common share data:
Net investment income per share-basic and diluted	$0.40	$0.23	$0.80	$0.61

Net increase in net assets resulting from operations per share-basic and diluted	$0.25	$0.98	$0.49	$1.36

Dividends paid per share	$0.38	$0.38	$0.76	$0.76

Weighted average number of shares outstanding—basic and diluted	13,765,954	13,700,113	13,760,623	13,318,194

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

(In thousands, except shares)

	Common Stock		Additional	Undistributed	Accumulated Net Realized Gain (Loss) on	Accumulated Net Unrealized (Depreciation)	Total
	Number of Shares	Par Value	Paid in Capital	Net Investment Income	Investments (net of taxes)	Appreciation on Investments	Net Assets
Balances at December 31, 2012	11,953,847	$12	$177,498	$455	$1,493	$3,633	$183,091
Public offering of common stock, net of expenses	1,725,000	2	28,855	—	—	—	28,857
Net increase in net assets resulting from operations	—	—	—	8,087	236	9,734	18,057
Dividends paid	37,916	—	689	(10,403)	—	—	(9,714)

Balances at June 30, 2013	13,716,763	$14	$207,042	$(1,861)	$1,729	$13,367	$220,291

Balances at December 31, 2013	13,755,232	$14	$206,123	$3,221	$11,212	$(9,445)	$211,125
Net increase in net assets resulting from operations	—	—	—	10,953	1,901	(6,048)	6,806
Dividends paid	19,869	—	393	(10,458)	—	—	(10,065)

Balances at June 30, 2014	13,775,101	$14	$206,516	$3,716	$13,113	$(15,493)	$207,866

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six months ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$6,806	$18,057
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized depreciation (appreciation) on investments	6,048	(8,917)
Realized (gain) on investments	(1,918)	(1,053)
Interest and dividend income paid-in-kind	(2,838)	(2,683)
Accretion of original issue discount	(349)	(687)
Accretion of loan origination fees	(223)	(105)
Amortization of deferred financing costs	273	250
Purchase of investments	(24,650)	(59,263)
Proceeds from sales and repayments of investments	20,269	36,726
Proceeds from loan origination fees	169	417
Changes in operating assets and liabilities:
Interest receivable	(1,397)	(537)
Prepaid expenses and other assets	(442)	(22)
Accrued interest and fees payable	14	55
Due to affiliates	(1,160)	2,408
Taxes payable	(684)	—
Accounts payable and other liabilities	220	471

Net cash provided by (used in) operating activities	138	(14,883)

Cash Flows from Financing Activities:
Proceeds from stock offering, net of expenses	—	28,857
Proceeds received from SBA debentures	1,000	—
Payment of deferred financing costs	(917)	—
Dividends paid to stockholders	(10,065)	(9,714)
Taxes paid on deemed distribution	(2,887)	—

Net cash (used in) provided by financing activities	(12,869)	19,143

Net (decrease) increase in cash and cash equivalents	(12,731)	4,260
Cash and cash equivalents:
Beginning of period	53,418	52,042

End of period	$40,687	$56,302

Supplemental Disclosure of Cash Flow Information
Cash payments for interest	$3,261	$3,195

Cash payments for taxes	$3,618	$52

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

June 30, 2014 (unaudited)

(In thousands, except shares)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Affiliate Investments (5)
Apex Microtechnology, Inc.	Electronic
Warrant (2,294 units)	Components Supplier				$220	$255
Common Equity (11,690 units)					1,169	1,317

Sub Total					1,389	1,572	1%
Avrio Technology Group, LLC	Electronic
Subordinated Note (8)	Components Supplier	0.0%/14.0%	10/15/2015	$6,508	6,508	—
Preferred Equity—Series B (3,704 units) (7)					3,704	—
Preferred Equity—Series C (872 units) (7)					436	—
Preferred Equity—Series D (1,917 units) (7)					639	—
Common Equity (4,215 units) (7)					1,000	—

Sub Total					12,287	—	0%
FAR Research Inc.	Specialty
Senior Secured Loan (12)	Chemicals	11.8%/0.0%	3/31/2019	7,600	7,564	7,564
Revolving Loan ($1,750 commitment) (11)		11.8%/0.0%	3/31/2019	136	128	128
Common Equity (10 units)					1,000	1,000

Sub Total					8,692	8,692	4%
Malabar International	Aerospace & Defense
Subordinated Note	Manufacturing	12.5%/2.5%	5/21/2017	5,180	5,161	5,180
Preferred Equity (1,494 shares) (6)		6.0%/0.0%			1,992	3,358

Sub Total					7,153	8,538	4%
Medsurant Holdings, LLC	Healthcare
Subordinated Note	Services	9.5%/4.5%	7/12/2016	9,900	9,181	9,878
Preferred Equity (89,770 units) (7)					1,228	1,029
Warrant (321,005 units) (7)					4,045	3,662

Sub Total					14,454	14,569	7%
Paramount Building Solutions, LLC	Retail
Subordinated Note (9)	Cleaning	7.0%/11.0%	12/31/2014	7,454	7,454	5,595
Common Equity (107,143 units) (7)					1,500	—

Sub Total					8,954	5,595	3%
Pfanstiehl, Inc.	Healthcare
Subordinated Note	Products	12.0%/2.0%	9/29/2018	6,177	6,131	6,177
Common Equity (8,500 shares) (11)					850	2,042

Sub Total					6,981	8,219	4%
Safety Products Group, LLC	Safety Products
Subordinated Note	Manufacturing	12.0%/1.5%	12/30/2018	10,000	9,961	10,000
Preferred Equity (749 shares) (7)					749	780
Common Equity (676 shares) (7)					1	38

Sub Total					10,711	10,818	5%
Trantech Radiator Products, Inc.	Utility Equipment
Subordinated Note (11)	Manufacturing	12.0%/1.8%	5/4/2017	9,434	9,410	9,433
Common Equity (6,875 shares) (11)					688	1,345

Sub Total					10,098	10,778	5%
Westminster Cracker Company, Inc.	Specialty Cracker
Preferred Equity (92,607 units)	Manufacturing				70	118
Common Equity (1,208,197 units)					1,208	1,535

Sub Total					1,278	1,653	1%
World Wide Packaging, LLC	Consumer
Subordinated Note (11)	Products	12.0%/1.8%	10/26/2018	10,007	9,968	10,007
Common Equity (1,300,000 units) (7) (11)					1,518	1,650

Sub Total					11,486	11,657	6%

Total Affiliate Investments					93,483	82,091	39%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

June 30, 2014 (continued) (unaudited)

(In thousands, except shares)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments (5)
Anatrace Products, LLC	Healthcare
Senior Secured Loan	Products	11.5%/1.5%	10/11/2018	$9,500	$9,464	$9,500
Revolving Loan ($500 commitment) (10)		N/A	10/11/2018	—	(2)	(2)
Common Equity (360,000 shares) (11)					360	330

Sub Total					9,822	9,828	5%
Acentia, LLC	Information
Common Units (499 units)	Technology Services				500	238	0%
ACFP Management, Inc.	Restaurants
Common Units (1,000,000 units) (11)					1,091	1,451	1%
Brook & Whittle Limited	Specialty
Subordinated Note	Printing	12.0%/4.8%	12/31/2016	7,124	7,124	7,124
Subordinated Note		12.0%/2.0%	12/31/2016	2,228	2,228	2,228
Warrant (1,051 shares)					285	354
Common Equity—Series A (148 shares)					110	50
Common Equity—Series D (527 shares)					53	62

Sub Total					9,800	9,818	5%
Brook Furniture Rental, Inc.	Furniture
Subordinated Note	Rental	12.0%/1.5%	9/30/2016	7,924	7,685	8,004
Warrants (2.5%)					485	953

Sub Total					8,170	8,957	4%
Caldwell & Gregory, LLC	Laundry
Subordinated Note	Services	11.5%/1.0%	11/30/2018	1,516	1,492	1,516
Subordinated Note		0.0%/12.0%	5/31/2019	3,410	3,161	3,410
Common Equity (500,000 units) (7)					500	527
Warrant (242,121 units) (7)					242	255

Sub Total					5,395	5,708	3%
Channel Technologies Group, LLC	Component
Subordinated Note	Manufacturing	11.0%/1.3%	4/10/2019	7,000	6,947	7,000
Preferred Equity (538 units) (7)					1,000	790
Common Equity (537,817 units) (7)					—	—

Sub Total					7,947	7,790	4%
Connect-Air International, Inc.	Specialty
Subordinated Note	Distribution	12.8%/0.0%	11/5/2018	11,400	11,394	11,400
Common Equity					—	1,881

Sub Total					11,394	13,281	6%
Continental Anesthesia Management, LLC	Healthcare
Senior Secured Loan	Services	8.0%/6.0%	9/15/2014	9,979	9,958	10,079
Warrant (263 shares)					276	104

Sub Total					10,234	10,183	5%
EBL, LLC (EbLens)	Retail
Subordinated Note (11)		12.0%/3.0%	2/2/2018	9,464	9,434	9,464
Common Equity (750,000 units)(7) (11)					750	885

Sub Total					10,184	10,349	5%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

June 30, 2014 (continued) (unaudited)

(In thousands, except shares)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
FCA, LLC	Industrial
Subordinated Note	Products	12.5%/1.5%	6/18/2018	$3,033	$3,020	$3,033
Preferred Equity (4,500,000 units)(6) (11)		11.5%/5.0%	6/18/2018		9,298	9,335

Sub Total					12,318	12,368	6%
FocusVision Worldwide, Inc.	Business
Subordinated Note (12)	Services	12.0%/1.0%	1/29/2019	7,556	7,528	7,556	4%
FTH Acquisition Corp. VII	Information
Subordinated Note	Technology Services	13.0%/0.0%	2/27/2015	8,511	8,511	8,150
Preferred Equity (887,122 shares)					887	—

Sub Total					9,398	8,150	4%
IOS Acquisition, Inc.	Oil & Gas
Subordinated Note	Services	12.0%/3.8%	6/26/2018	14,019	13,919	14,020
Common Equity (2,152 shares)					500	417

Sub Total					14,419	14,437	7%
Jacob Ash Holdings, Inc.	Apparel
Subordinated Note	Distribution	13.0%/5.0%	8/11/2016	3,500	3,493	3,500
Subordinated Note		13.0%/1.0%	8/11/2016	963	950	963
Preferred Equity (500 shares)(6)		0.0%/15.0%	8/11/2016		738	654
Warrant (129,630 shares)					67	—

Sub Total					5,248	5,117	2%
K2 Industrial Services, Inc.	Industrial Cleaning
Subordinated Note	& Coatings	11.8%/2.8%	5/23/2017	15,002	14,938	15,152
Preferred Equity—Series A (1,200 shares)					1,200	1,200
Preferred Equity—Series B (69 shares)					68	78

Sub Total					16,206	16,430	8%
Lightning Diversion Systems, LLC	Aerospace & Defense
Senior Secured Loan	Manufacturing	10.5%/0.0%	12/20/2018	12,198	12,148	12,198
Revolving Loan ($1,000 commitment) (10)		N/A	12/20/2018	—	(3)	(3)
Common Equity (600,000 units)					—	1,409

Sub Total					12,145	13,604	7%
MedPlast, LLC	Healthcare
Subordinated Note (11)	Products	11.0%/1.5%	3/31/2019	10,109	10,044	10,109
Preferred Equity (188 shares) (6) (11)		0.0%/8.0%			199	199
Common Equity (3,728 shares) (11)					62	82

Sub Total					10,305	10,390	5%
National Truck Protection Co., Inc.	Financial
Senior Secured Loan	Services	13.5%/2.0%	9/13/2018	12,662	12,589	12,662
Common Units (1,109 units)					758	1,806

Sub Total					13,347	14,468	7%
Premium Franchise Brands, LLC	Commercial
Subordinated Note	Cleaning	12.0%/1.5%	3/18/2017	7,895	7,895	7,895
Preferred Equity (1,054,619 shares)					832	672

Sub Total					8,727	8,567	4%
Oaktree Medical Centre, P.C.	Healthcare
(dba Pain Management Associates)	Services
Senior Secured Loan (11)		6.5%/0.0%	5/6/2019	700	693	693
Senior Secured Loan (11)		14.0%/0.0%	5/6/2019	5,300	5,249	5,249
Revolving Loan ($500 commitment) (10) (11)		N/A	5/6/2019	—	(5)	(5)

Sub Total					5,937	5,937	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

June 30, 2014 (continued) (unaudited)

(In thousands, except shares)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Restaurant Finance Co, LLC	Restaurants
Senior Secured Loan ($6,000 commitment)		11.0%/2.0%	11/25/2019	$3,059	$3,038	$3,059
Royalty Rights					—	—

Sub Total					3,038	3,059	1%
S.B. Restaurant Co. (dba Elephant Bar)	Restaurants
Subordinated Note (8)		13.0%/1.0%	1/10/2018	7,594	7,256	—
Subordinated Note (8)		0.0%/0.0%	1/10/2018	500	328	—
Warrant (652 shares)					416	—

Sub Total					8,000	—	0%
Simplex Manufacturing Co.	Aerospace & Defense
Subordinated Note	Manufacturing	14.0%/0.0%	11/1/2015	4,550	4,529	4,550
Warrant (24 shares)					710	723

Sub Total					5,239	5,273	3%
United Biologics, LLC	Healthcare
Senior Secured Loan	Services	12.0%/2.0%	3/5/2017	8,599	8,238	8,599
Preferred Equity (98,377 units) (7) (11)					1,069	1,069
Warrant (57,469 units)					566	294

Sub Total					9,873	9,962	5%
Worldwide Express Operations, LLC	Transportation
Subordinated Note	Services	11.5%/1.0%	8/1/2020	12,615	12,506	12,615
Common Equity (2,500,000 units) (7) (11)					2,500	2,846

Sub Total					15,006	15,461	7%

Total Non-Control/Non-Affiliate Investments					231,271	228,382	110%

Total Investments					$324,754	$310,473	149%

(1)	All debt investments are income producing. Equity investments are non-income producing unless otherwise noted.
(2)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(3)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(4)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of June 30, 2014. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
(5)	See Note 2—Significant Accounting Policies, Investment Classification for definitions of Control and Affiliate classifications.
(6)	Income producing. Maturity date, if any, represents mandatory redemption date.
(7)	Investment is held by a wholly-owned subsidiary of the Company.
(8)	Investment was on non-accrual status as of June 30, 2014, meaning the Company has ceased recognizing interest income on the investment.
(9)	Investment was on payment-in-kind non-accrual status as of June 30, 2014, meaning the Company has ceased recognizing payment-in-kind interest income on the investment.
(10)	The entire commitment was unfunded at June 30, 2014. As such, no interest is being earned on this investment.
(11)	Investment pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(12)	The portion of the investment not held by the Funds is pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).

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

On June 20, 2011, FIC acquired 100% of the limited partnership interests in Fund I and 100% of the equity interests in FMCGP, in exchange for 4,056,521 shares of common stock in FIC (the “Formation Transactions”). Fund I became FIC’s wholly-owned subsidiary, retained its license to operate as a Small Business Investment Company (“SBIC”), and continues to hold investments and make new investments. The IPO consisted of the sale of 5,370,500 shares of the Company’s common stock, including shares purchased by the underwriters pursuant to their exercise of the over-allotment option, at a price of $15.00 per share resulting in net proceeds of $73,626, after deducting underwriting fees and commissions and offering costs totaling $6,932.

The Company provides customized debt and equity financing solutions to lower middle-market companies. Fund I commenced operations on May 1, 2007, and on October 22, 2007, was granted a license to operate as a SBIC under the authority of the U.S. Small Business Administration (“SBA”). On March 29, 2013, the Company commenced operations of a new wholly-owned subsidiary, Fidus Mezzanine Capital II, L.P. (“Fund II”) and on May 28, 2013, was granted a second license to operate Fund II as an SBIC. Collectively, Fund I and Fund II are referred to as the “Funds”. The SBIC licenses allow the Funds to obtain leverage by issuing SBA-guaranteed debentures (“SBA debentures”), subject to the issuance of leverage commitments by the SBA and other customary procedures. As SBICs, the Funds are subject to a variety of regulations and oversight by the SBA under the Small Business Investment Act of 1958, as amended (the “SBIC Act”), concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments.

For all periods subsequent to the consummation of the Formation Transactions and the IPO, the Company pays a quarterly base management fee and an incentive fee to Fidus Investment Advisors, LLC (the “Investment Advisor”) under an investment advisory agreement (the “Investment Advisory Agreement”). The initial investment professionals of the Investment Advisor were previously employed by Fidus Capital, LLC, who was the investment adviser to Fund I prior to consummation of the Formation Transactions.

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

As of June 30, 2014 and December 31, 2013, the Company had 13,775,101 and 13,755,232 shares of common stock outstanding, respectively.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Consolidation: The Company will generally not consolidate its investments in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. As a result, the consolidated financial statements of the Company include only the accounts of the Company and its wholly-owned subsidiaries, including the Funds. All significant intercompany balances and transactions have been eliminated.

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

Deferred financing costs: Deferred financing costs consist of fees and expenses paid in connection with the Credit Facility (as defined in Note 6) and SBA debentures. Deferred financing costs are capitalized and amortized using the straight line method, which approximates the effective interest method, over the terms of the respective financing instruments.

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

Loans or preferred equity investments are placed on non-accrual status and the Company will generally cease recognizing interest or dividend income when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Interest and dividend payments received on non-accrual investments may be recognized as interest or dividend income or may be applied to the investment principal balance based on management’s judgment. Non-accrual investments are restored to accrual status when past due principal, interest or dividends are paid and, in management’s judgment, payments are likely to remain current.

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

The Company also typically receives upfront loan origination or closing fees in connection with investments. Such upfront loan origination and closing fees are capitalized as unearned income and offset against investment cost basis on the consolidated statements of assets and liabilities and accreted into income over the life of the investment. Upfront loan origination and closing fees received for the three months ended June 30, 2014 and 2013 totaled $72 and $283, respectively. Upfront loan origination and closing fees received for the six months ended June 30, 2014 and 2013 totaled $169 and $417, respectively.

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

The Company has certain indirect wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which generally holds one or more of the Company’s portfolio investments listed on the consolidated schedules of investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investment in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies that are taxed as partnerships for U.S. Federal income tax purposes (such as entities organized as limited liability companies (“LLCs”) or other forms of pass through entities) while complying with the “source-of-income” requirements contained in the RIC tax provisions. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal corporate income tax purposes, and each Taxable Subsidiary will be subject to U.S. federal corporate income tax on its taxable income. Any such income or expense is reflected in the consolidated statements of operations.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax provision, if any. There were no material uncertain income tax positions at June 30, 2014 and December 31, 2013. The 2010 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities.

Distributions to stockholders: Distributions to stockholders are recorded on the record date with respect to such distributions. The amount, if any, to be distributed to stockholders, is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, may be distributed at least annually, although the Company may decide to retain such capital gains for investment.

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

Earnings and net asset value per share: The earnings per share calculations for the three months ended June 30, 2014 and 2013, as well as the six months ended June 30, 2014 and 2013, are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

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

Note 3. Portfolio Company Investments

The Company’s portfolio investments principally consist of secured and unsecured debt, equity warrants and direct equity investments in privately held companies. The debt investments may or may not be secured by either a first or second lien on the assets of the portfolio company. The debt investments generally bear interest at fixed rates, and generally mature between five and seven years from the original investment. In connection with a debt investment, the Company also often receives nominally priced equity warrants and/or makes a direct equity investment in the portfolio company. The Company’s warrants or equity investments may be investments in a holding company related to the portfolio company. In addition, the Company periodically makes equity investments in its portfolio companies through Taxable Subsidiaries. In both situations, the investment is reported under the name of the operating company on the consolidated schedules of investments.

As of June 30, 2014, the Company had investments in 37 portfolio companies with an aggregate fair value of $310,473 and a weighted average effective yield on its debt investments of 14.0%. At June 30, 2014, the Company held equity investments in 91.9% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 7.6%. As of December 31, 2013, the Company had investments in 37 portfolio companies with an aggregate fair value of $306,981 and a weighted average effective yield on its debt investments of 14.5%. At December 31, 2013, the Company held equity investments in 91.9% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 7.3%. The weighted average yields were computed using the effective interest rates for debt investments at cost as of June 30, 2014 and December 31, 2013, including accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Purchases of debt and equity investments for the six months ended June 30, 2014 and 2013 totaled $24,650 and $59,263, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the six months ended June 30, 2014 and 2013 totaled $20,269 and $36,726, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	June 30, 2014		December 31, 2013		June 30, 2014		December 31, 2013
Subordinated notes	$193,959	62.5%	$214,400	69.8%	$208,156	64.0%	$220,372	69.9%
Senior secured loans	69,721	22.5	53,387	17.4	69,059	21.3	52,903	16.8
Equity	40,193	12.9	32,560	10.6	40,227	12.4	34,982	11.1
Warrants	6,600	2.1	6,634	2.2	7,312	2.3	6,957	2.2
Royalty rights	—	—	—	—	—	—	—	—

Total	$310,473	100.0%	$306,981	100.0%	$324,754	100.0%	$315,214	100.0%

All investments made by the Company as of June 30, 2014 and December 31, 2013 were made in portfolio companies located in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	June 30, 2014		December 31, 2013		June 30, 2014		December 31, 2013
West	$73,445	23.6%	$76,361	24.9%	$76,637	23.6%	$75,488	24.0%
Southeast	66,779	21.5	54,885	17.9	66,795	20.6	55,855	17.7
Midwest	65,985	21.3	67,287	21.9	76,018	23.4	74,430	23.6
Northeast	60,856	19.6	59,500	19.4	59,371	18.3	59,611	18.9
Southwest	43,408	14.0	48,948	15.9	45,933	14.1	49,830	15.8

	$310,473	100.0%	$306,981	100.0%	$324,754	100.0%	$315,214	100.0%

As of June 30, 2014 and December 31, 2013, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio. As of June 30, 2014, the Company had investments in two portfolio companies on non-accrual status, which had an aggregate cost and fair value of $14,092 and $0, respectively. In addition, the Company had an investment in one portfolio company that was on non-accrual status only with respect to the PIK interest component of the investment, which had a cost and fair value of $7,454 and $5,595, respectively. As of December 31, 2013, the Company had investments in one portfolio company on non-accrual status, which had a cost and fair value of $7,256 and $2,974, respectively.

Note 4. Fair Value Measurements

Investments

The Company has established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring basis in accordance with ASC Topic 820. Fair value is the price, determined at the measurement date, that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available or reliable, valuation techniques described below are applied. Under ASC Topic 820, portfolio investments recorded at fair value in the consolidated financial statements are classified within the fair value hierarchy based upon the level of judgment associated with the inputs used to measure their value, as defined below:

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

An investment’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s investment portfolio is comprised entirely of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available. Therefore, the Company values all of its portfolio investments at fair value, as determined in good faith by the Board, using Level 3 inputs. The degree of judgment exercised by the Board in determining fair value is greatest for investments classified as Level 3 inputs. Due to

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

the inherent uncertainty of determining the fair values of investments that do not have readily available market values, the Board’s estimate of fair values may differ significantly from the values that would have been used had a ready market for the securities existed, and those differences may be material. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the amounts ultimately realized on these investments to be materially different than the valuations currently assigned.

With respect to investments for which market quotations are not readily available, the Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of the Investment Advisor responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with the investment committee of the Investment Advisor;

•	the Board also engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our investments for which market quotations are not readily available. The Company will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. The Board consulted with the independent valuation firm in arriving at the Company’s determination of fair value on 13 and 13 of its portfolio company investments representing 35.1% and 40.9% of the total portfolio investments at fair value as of June 30, 2014 and December 31, 2013, respectively.

•	the audit committee of the Board reviews the preliminary valuations of the Investment Advisor and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and

•	the Board discusses these valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the Investment Advisor, the independent valuation firm(s) and the audit committee.

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

For the Company’s debt investments, including senior secured loans and subordinated notes, the primary valuation technique used to estimate the fair value is the discounted cash flow method. However, if there is deterioration in credit quality or a debt investment is in workout status, the Company may consider other methods in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. The Company’s discounted cash flow models estimate a range of fair values by applying an appropriate discount rate to the future cash flow streams of its debt investments, based on future interest and principal payments as set forth in the associated loan agreements. The Company prepares a weighted average cost of capital for use in the discounted cash flow model for each investment, based on factors including, but not limited to: current pricing and credit metrics for similar proposed or executed investment transactions of private companies; the portfolio company’s historical financial results and outlook; and the portfolio company’s current leverage and credit quality as compared to leverage and credit quality as of the date the investment was made. The Company may also consider the following factors when determining the fair value of debt investments: the portfolio company’s ability to make future scheduled payments; prepayment penalties; estimated remaining life; the nature and realizable value of any collateral securing such debt investment; and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made. The Company estimates the remaining life of its debt investments to generally be the legal maturity date of the instrument, as the Company generally intends to hold its loans to maturity. However, if the Company has information available to it that the loan is expected to be repaid in the near term, it would use an estimated remaining life based on the expected repayment date.

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

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the six months ended June 30, 2014 and 2013.

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the six months ended June 30, 2014 and 2013:

	Subordinated Notes	Senior Secured Loans	Equity	Warrants	Royalty Rights	Total
Balance, December 31, 2012	$193,691	$32,736	$26,430	$21,392	$—	$274,249
Realized gain on investments	—	—	1,053	—	—	1,053
Net change in unrealized (depreciation) appreciation on investments	(1,923)	(135)	724	10,251	—	8,917
Purchase of investments	50,421	1,075	7,525	242	—	59,263
Proceeds from sales and repayments of investments	(32,947)	(1,126)	(2,653)	—	—	(36,726)
Interest and dividend income paid-in-kind	2,278	68	337	—	—	2,683
Proceeds from loan origination fees	(383)	(11)	(23)	—	—	(417)
Accretion of loan origination fees	84	19	2	—	—	105
Accretion of original issue discount	601	83	3	—	—	687

Balance, June 30, 2013	$211,822	$32,709	$33,398	$31,885	$—	$309,814

Balance, December 31, 2013	$214,400	$53,387	$32,560	$6,634	$—	$306,981
Realized gain on investments	166	—	1,701	51	—	1,918
Net change in unrealized (depreciation) appreciation on investments	(8,225)	175	2,391	(389)	—	(6,048)
Purchase of investments	1,663	16,799	5,833	355	—	24,650
Proceeds from sales and repayments of investments	(16,737)	(934)	(2,547)	(51)	—	(20,269)
Interest and dividend income paid-in-kind	2,254	315	269	—	—	2,838
Proceeds from loan origination fees	(8)	(138)	(23)	—	—	(169)
Accretion of loan origination fees	184	33	6	—	—	223
Accretion of original issue discount	262	84	3	—	—	349

Balance, June 30, 2014	$193,959	$69,721	$40,193	$6,600	$—	$310,473

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Net change in unrealized (depreciation) of $(2,103) and $(4,131) for the three and six months ended June 30, 2014, respectively, were attributable to Level 3 investments held at June 30, 2014. Net change in unrealized appreciation of $10,156 and $9,649 for the three and six months ended June 30, 2013, respectively, were attributable to Level 3 investments held at June 30, 2013.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of June 30, 2014 and December 31, 2013. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at June 30, 2014	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Subordinated notes	$193,959	Discounted cash flow	Weighted average cost of capital	12.6% – 29.9% (15.3%)
	—	Enterprise value	Revenue multiples	0.4x – 0.6x (0.4x)
Senior secured loans	69,721	Discounted cash flow	Weighted average cost of capital	7.0% – 17.9% (14.3%)
Equity investments:
Equity	40,193	Enterprise value	EBITDA multiples	4.5x – 10.4x (6.6x)
Warrants	6,600	Enterprise value	EBITDA multiples	4.5x – 9.5x (6.6x)

	Fair Value at December 31, 2013	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Subordinated notes	$208,226	Discounted cash flow	Weighted average cost of capital	10.9% – 24.0% (15.5%)
	6,174	Enterprise value	EBITDA multiples	4.5x – 5.5x (4.9x)
			Revenue multiples	0.3x – 0.5x (0.5x)
Senior secured loans	53,387	Discounted cash flow	Weighted average cost of capital	10.9% – 16.6% (14.4%)
Equity investments:
Equity	32,560	Enterprise value	EBITDA multiples	4.5x – 10.4x (6.6x)
Warrants	6,634	Enterprise value	EBITDA multiples	4.7x – 9.5x (6.3x)

The significant unobservable input used in determining the fair value under the discounted cash flow technique is the weighted average cost of capital of each security. Significant increases (or decreases) in this input would likely result in a significantly lower (or higher) fair value estimate.

The significant unobservable inputs used in determining fair value under the enterprise value technique are revenue and EBITDA multiples. Significant increases (or decreases) in this input could result in a significantly higher (or lower) fair value estimate.

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. SBA debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of June 30, 2014 and December 31, 2013, the fair value of the Company’s SBA debentures using Level 3 inputs is estimated at $145,500 and $144,500, respectively, which is the same as the Company’s carrying value of the debentures.

Note 5. Related Party Transactions

Investment Advisory Agreement: Concurrent with the Formation Transactions, the Company entered into the Investment Advisory Agreement with the Investment Advisor. On June 4, 2014, the Board approved the renewal of the Investment Advisory Agreement through June 20, 2015. Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Board, the Investment Advisor provides investment advisory services to the Company. For providing these services, the Investment Advisor receives a fee, consisting of two components — a base management fee and an incentive fee.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement for the three months ended June 30, 2014 and 2013 totaled $1,393 and $1,352, respectively. The base management fee under the Investment Advisory Agreement for the six months ended June 30, 2014 and 2013 totaled $2,758 and $2,611, respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee for the three months ended June 30, 2014 and 2013 totaled $1,269 and $1,301, respectively. The income incentive fee for the six months ended June 30, 2014 and 2013 totaled $2,495 and $2,515, respectively.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Formation Transactions, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee to be paid for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. On March 4, 2014, the Board, including all of the Company’s directors who are not “interested persons” (as that term is defined in the 1940 Act), approved an amendment to the Investment Advisory Agreement to remove the references to original cost in the calculation of net capital gains. The amendment to the Investment Advisory Agreement was effective March 4, 2014 and had the effect of reducing the capital gains incentive fee payable as of December 31, 2013, which had not yet been calculated and paid. As of June 30, 2014 and December 31, 2013, the capital gains incentive fee payable was $0 and $348, respectively. The aggregate amount of capital gains incentive fees paid through June 30, 2014 is $348.

In addition, the Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation). During the three and six months ended June 30, 2014, the Company recognized reversals of accrued capital gains incentive fees of $416 and $800, respectively. During the three and six months ended June 30, 2013, the Company accrued capital gains incentive fees totaling $2,051 and $1,994, respectively.

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

Administration Agreement: Concurrent with the Formation Transactions, the Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 4, 2014, the Board approved the renewal of the Administrative Agreement through June 20, 2015. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides it clerical, bookkeeping and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies to which the Company is required to provide such assistance. Under the Administration Agreement, administrative expenses for services provided for the three months ended June 30, 2014 and 2013 totaled $430 and $256, respectively. Under the Administration Agreement, administrative expenses for services provided for the six months ended June 30, 2014 and 2013 totaled $793 and $501. Accrued administrative expenses are reported in the due to affiliates line in the consolidated statements of assets and liabilities.

Note 6. Debt

Revolving Credit Facility: On June 16, 2014, FIC entered into a senior secured revolving credit agreement (the “Credit Facility”) with ING Capital LLC (“ING”), as the administrative agent, collateral agent, and lender. The Credit Facility has an initial commitment of $30,000 with an accordion feature that allows for an increase in the total commitments up to $75,000, subject to certain conditions and the satisfaction of specified financial covenants. The Credit Facility is secured by certain portfolio investments held by the Company, but portfolio investments held by the Funds are not collateral for the Credit Facility. The stated maturity date for the Credit Facility is June 16, 2018, which may be extended by mutual agreement.

Amounts available to borrow under the Credit Facility are subject to a minimum borrowing/collateral base that applies an advance rate to certain investments held by the Company. The Company is subject to limitations with respect to the investments securing the Credit Facility, including, but not limited to, restrictions on sector concentrations, loan size, payment frequency and status and collateral interests, as well as restrictions on portfolio company leverage, which may also affect the borrowing base and therefore amounts available to borrow.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Borrowings under the Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) the alternate base rate plus 2.5% or (ii) the applicable LIBOR rate plus 3.5%. The alternate base rate is equal to the greater of (i) prime rate, (ii) the federal funds rate plus 0.5% or (iii) the three-month LIBOR rate plus 1.0%. The Company pays a commitment fee between 0.5% and 1.0% per annum based on the size of the unused portion of the Credit Facility.

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of June 30, 2014, the Company was in compliance in all material respect with the terms of the Credit Facility and there were no amounts outstanding under the Credit Facility.

For the three months ended June 30, 2014 and 2013, commitment fees related to the unused portion of the Credit Facility of $13 and $0, respectively, are included in interest and financing expenses on the consolidated statements of operations. For the six months ended June 30, 2014 and 2013, commitment fees related to the Credit Facility of $13 and $0, respectively, are included in interest and financing expenses on the consolidated statements of operations. As of June 30, 2014 and December 31, 2013, accrued interest and fees payable related to the Credit Facility totaled $13 and $0, respectively.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs and such debentures are guaranteed by the SBA. The SBA has made commitments to purchase $175,000 of SBA debentures from the Company on or before September 30, 2017. Unused commitments as of June 30, 2014 and December 31, 2013 were $29,500 and $30,500, respectively. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

As of June 30, 2014 and December 31, 2013, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling Date(1)	Maturity Date	Fixed Interest Rate	June 30, 2014	December 31, 2013
3/26/2008	3/1/2018	6.188%	$24,750	$24,750
9/24/2008	9/1/2018	6.442	11,950	11,950
3/25/2009	3/1/2019	5.337	19,750	19,750
9/23/2009	9/1/2019	4.950	10,000	10,000
3/24/2010	3/1/2020	4.825	13,000	13,000
9/22/2010	9/1/2020	3.932	12,500	12,500
3/29/2011	3/1/2021	4.801	1,550	1,550
9/21/2011	9/1/2021	3.594	3,250	3,250
3/21/2012	3/1/2022	3.483	3,250	3,250
3/21/2012	3/1/2022	3.051	19,000	19,000
9/19/2012	9/1/2022	2.530	11,000	11,000
9/19/2012	9/1/2022	3.049	11,500	11,500
3/27/2013	3/1/2023	3.155	3,000	3,000
(2)	(2)	(2)	1,000	—

			$145,500	$144,500

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)	In June 2014, the Company issued $1,000 in SBA debentures which pool in September 2014, at which time the Company expects the current short-term interest rate will reset to a higher long-term fixed rate.

Interest on SBA debentures is payable semi-annually on March 1 and September 1. For the three months ended June 30, 2014 and 2013, interest and financing expenses on outstanding SBA debentures amounted to $1,640 and $1,640, respectively. For the six months ended June 30, 2014 and 2013, interest and financing expenses on outstanding SBA debentures amounted to $3,262 and $3,250, respectively. As of June 30, 2014 and December 31, 2013, accrued interest and fees payable related to the SBA debentures totaled $2,199 and $2,198, respectively. The weighted average fixed interest rate for all SBA debentures as of June 30, 2014 and December 31, 2013 was 4.5% and 4.6%.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statement of operations using the straight-line method, which approximates the effective interest method, over the term of the respective financing instrument. Deferred financing cost amortization for the three months ended June 30, 2014 and 2013 was $142 and $125, respectively. Deferred financing cost amortization for the six months ended June 30, 2014 and 2013 was $273 and $250, respectively. Deferred financing costs related to the Credit Facility and SBA debentures as of June 30, 2014 and December 31, 2013, were as follows:

	June 30, 2014	December 31, 2013
SBA debenture commitment fees	$1,750	$1,750
SBA debenture leverage fees	3,528	3,504
Credit Facility upfront fees	893	—

Subtotal	6,171	5,254
Accumulated amortization	(2,375)	(2,102)

Net deferred financing costs	$3,796	$3,152

Note 7. Commitments and Contingencies

Commitments: As of June 30, 2014, the Company had four unfunded revolving loan commitments totaling $3,614 to portfolio companies, one unfunded loan commitment totaling $2,964 to a portfolio company and one unfunded capital commitment of $308 related to a portfolio company. As of December 31, 2013, the Company had two unfunded revolving loan commitments totaling $1,500, two unfunded loan commitments totaling $4,589 to portfolio companies and one unfunded capital commitment of $308 related to a portfolio company. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with financial and nonfinancial covenants. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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

Note 8. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2014 and 2013:

	Six months ended June 30,
	2014	2013
Per share data:
Net asset value at beginning of period	$15.35	$15.32
Net investment income(1)	0.80	0.61
Net realized gain on investments (net of taxes)(1)	0.13	0.08
Net unrealized (depreciation) appreciation on investments(1)	(0.44)	0.67

Total increase from investment operations(1)	0.49	1.36
Accretive effect of share issuance above NAV	—	0.16
Dividends to stockholders	(0.76)	(0.76)
Other(2)	0.01	(0.02)

Net asset value at end of period	$15.09	$16.06

Market value at end of period	$20.54	$18.71

Shares outstanding at end of period	13,775,101	13,716,763
Weighted average shares outstanding during the period	13,760,623	13,318,194
Ratios to average net assets:
Expenses other than incentive fee(3)	8.1%	7.5%
Incentive fee(3)	1.6%	4.3%

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Total expenses(3)	9.7%	11.8%
Net investment income(3)	10.5%	7.9%
Total return(4)	(2.0)%	18.4%
Net assets at end of period	$207,866	$220,291
Average debt outstanding	$144,833	$144,500
Average debt per share(1)	$10.53	$10.85
Portfolio turnover ratio(3)	13.1%	25.1%

(1)	Weighted average per share data.
(2)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on shares outstanding as of a period end or transaction date.
(3)	Annualized for periods less than one year.
(4)	The total return for the six months ended June 30, 2014 and 2013 equals the change in the ending market value of the Company’s common stock plus dividends paid per share during the period, divided by the beginning common stock price and is not annualized.

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the six months ended June 30, 2014 and 2013.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Fiscal Six Months June 30, 2013:
2/22/2013	3/14/2013	3/28/2013	$0.38	$4,822	20,501	$376
5/1/2013	6/12/2013	6/26/2013	$0.38	$4,892	17,415	$313

			$0.76	$9,714	37,916	$689

Fiscal Six Months June 30, 2014:
2/18/2014	3/21/2014	3/31/2014	$0.38	$5,028	10,410	$199
5/5/2014	6/13/2014	6/27/2014	$0.38	$5,037	9,459	$194

			$0.76	$10,065	19,869	$393

For the six months ended June 30, 2014, $393 of the total $10,458 paid to stockholders represented DRIP participation. During this period, the Company satisfied the DRIP participation requirements with the issuance of 19,869 shares at an average value of $19.76 per share at the date of issuance. For the six months ended June 30, 2013, $689 of the total $10,403 paid to stockholders represented DRIP participation. During this period, the Company satisfied the DRIP participation requirements with the issuance of 37,916 shares at an average value of $18.18 per share at the date of issuance.

Since the Company’s IPO, dividends and distributions to stockholders total $58,748 or $4.80 per share.

On May 5, 2014, the Board declared two special dividends totaling $0.10 per share. The special dividends will be made in two equal payments of $0.05 per share on July 31, 2014 to stockholders of record as of July 25, 2014 and August 29, 2014 to stockholders of record as of August 25, 2014.

Note 10. Subsequent Events

On July 3, 2014, the Company invested $10,500 in the subordinated notes and common equity of US GreenFiber, LLC, a leading manufacturer of recycled fiber insulation products for use in residential property applications across the U.S.

On July 21, 2014, the Company purchased a $1,000 loan participation in the senior secured loan of Paramount Building Solutions, LLC.

On July 24, 2014, the Company funded $400 of the senior secured loan commitment to Restaurant Finance Co., LLC. On July 31, 2014, the Company increased the senior secured loan commitment to Restaurant Finance Co., LLC to $10,500. On August 5, 2014, the Company funded an additional $140 of the senior secured loan commitment to Restaurant Finance Co., LLC.

On August 5, 2014, the Board declared a regular quarterly dividend of $0.38 per share, which is payable on September 26, 2014 to shareholders of record as of September 12, 2014.

On August 7, 2014, the Company invested $20,000 in the subordinated notes of Pinnergy, Ltd., a leading provider of fluid management and drilling services for oil and gas wells located throughout Texas and Louisiana.

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

Except as otherwise specified, references to “we,” “us,” “our,” “Fidus” and “FIC” refer to Fidus Investment Corporation and its consolidated subsidiaries.

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

Fund I received its SBIC license on October 22, 2007 and Fund II received its SBIC license on May 28, 2013. We plan to continue to operate the Funds as SBICs, subject to SBA approval, and to utilize the proceeds of the sale of SBA debentures to enhance returns to our stockholders. We have also made, and continue to make, investments directly through FIC. We believe that utilizing FIC and the Funds as investment vehicles provides us with access to a broader array of investment opportunities. Given our access to lower cost capital through the SBA’s SBIC debenture program, we expect that the majority of our investments will continue to be made through the Funds until such time as we have met the limit for funds we can borrow under the SBIC Debenture Program. As of June 30, 2014, we had investments in 37 portfolio companies with an aggregate fair value of $310.5 million and cost of $324.8 million.

Revenues: We generate revenue in the form of interest income on debt investments and capital gains and distributions, if any, on equity investments. Our debt investments, whether in the form of mezzanine, senior secured or unitranche loans, typically have terms of five to seven years and bear interest at a fixed rate but may bear interest at a floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity dates. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity may reflect the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or PIK interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, or structuring fees and fees for providing managerial assistance. Loan origination fees, original issue discount and market discount or premium, if any, are capitalized, and we accrete or amortize such amounts into interest income. We record prepayment premiums on loans as fee income. Interest and dividend income is recorded on the accrual basis to the extent that we expect to collect such amounts. Loans or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. See “Critical Accounting Policies and Use of Estimates – Revenue Recognition.” Interest and dividend income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. Dividend income is recorded as dividends are declared or at the point an obligation exists for the portfolio company to make a distribution. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is a distribution of earnings or a return of capital.

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

Expenses: All investment professionals of our investment advisor and/or its affiliates, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses allocable to personnel who provide these services to us, are provided and paid for by our investment advisor and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

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

Portfolio Composition, Investment Activity and Yield

During the six months ended June 30, 2014, we invested $24.7 million in two new and six existing portfolio companies. These investments consisted of subordinated notes ($1.7 million, or 6.9%), senior secured loans ($16.8 million, or 68.0%), equity securities ($5.8 million, or 23.5%), and warrants ($0.4 million, or 1.6%). During the six months ended June 30, 2014 we received proceeds from sales or repayments, including principal, return of capital dividends and realized gains, of $20.3 million. During the six months ended June 30, 2013, we invested $59.3 million in four new and seven existing portfolio companies. These new investments consisted of subordinated notes ($51.5 million, or 86.9%), equity securities ($7.5 million, or 12.7%) and warrants ($0.3 million, or 0.4%). During the six months ended June 30, 2013 we received proceeds from repayments of principal, including return of capital dividends and realized gains, of $36.7 million.

As of June 30, 2014, the fair value of our investment portfolio totaled $310.5 million and consisted of 37 portfolio companies. As of June 30, 2014, our debt portfolio was entirely comprised of fixed rate investments. Overall, the portfolio had a net unrealized depreciation of $14.3 million as of June 30, 2014. Our average portfolio company investment at amortized cost was $8.8 million as of June 30, 2014.

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

The weighted average yields on debt investments at their cost basis at June 30, 2014 and December 31, 2013 were 14.0% and 14.5%, respectively. The weighted average yields were computed using the effective interest rates for debt investments at cost as of June 30, 2014 and December 31, 2013, including the accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any.

The following table shows the portfolio composition by investment type at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Subordinated notes	62.5%	69.8%	64.0%	69.9%
Senior secured loans	22.5	17.4	21.3	16.8
Equity	12.9	10.6	12.4	11.1
Warrants	2.1	2.2	2.3	2.2
Royalty rights	—	—	—	—

Total	100.0%	100.0%	100.0%	100.0%

The following table shows the portfolio composition by geographic region at fair value and cost as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company:

	Fair Value		Cost
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
West	23.6%	24.9%	23.6%	24.0%
Southeast	21.5	17.9	20.6	17.7
Midwest	21.3	21.9	23.4	23.6
Northeast	19.6	19.4	18.3	18.9
Southwest	14.0	15.9	14.1	15.8

Total	100.0%	100.0%	100.0%	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Healthcare services	13.0%	10.6%	12.6%	10.1%
Healthcare products	9.1	8.8	8.4	8.5
Aerospace & defense manufacturing	8.8	11.2	7.6	9.6
Industrial cleaning & coatings	5.3	5.1	5.0	5.1
Transportation services	5.0	4.9	4.6	4.7
Financial services	4.7	4.8	4.1	4.5
Oil & gas services	4.7	4.6	4.4	4.5
Specialty distribution	4.3	4.3	3.5	3.6
Industrial products	4.0	2.0	3.8	1.9
Consumer products	3.8	3.7	3.5	3.5
Utility equipment manufacturing	3.5	3.5	3.1	3.2
Safety products manufacturing	3.5	3.5	3.3	3.4
Retail	3.3	3.3	3.1	3.2
Printing services	3.2	3.1	3.0	3.0
Furniture rental	2.9	2.8	2.5	2.6
Commercial cleaning	2.8	2.7	2.7	2.7
Specialty chemicals	2.8	—	2.7	—
Information technology services	2.7	2.6	3.0	3.1
Components manufacturing	2.5	2.6	2.4	2.5
Business services	2.4	2.4	2.3	2.4
Retail cleaning	1.8	2.3	2.8	2.8
Laundry services	1.8	1.8	1.7	1.6
Apparel distribution	1.6	1.6	1.6	1.7
Restaurants	1.5	1.9	3.7	3.4
Specialty cracker manufacturing	0.5	0.4	0.4	0.4
Electronic components supplier	0.5	3.6	4.2	6.2
Debt collection services	—	1.9	—	1.8

Total	100.0%	100.0%	100.0%	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
Investment Rating	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
	(dollars in thousands)
1	$48,343	15.6%	$44,572	14.5%
2	236,234	76.1	229,113	74.6
3	20,301	6.5	30,322	9.9
4	5,595	1.8	—	—
5	—	—	2,974	1.0

Totals	$310,473	100.0%	$306,981	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of June 30, 2014 and December 31, 2013 was 1.9 and 2.0, respectively.

Non-Accrual

As of June 30, 2014, we had investments in two portfolio companies on non-accrual status, which had an aggregate cost and fair value of $14.1 million and $0.0 million, respectively. In addition, we had an investment in one portfolio company that was on non-accrual status only with respect to the PIK interest component of the investment, which had a cost and fair value of $7.5 million and $5.6 million, respectively. As of December 31, 2013, we had investments in one portfolio company on non-accrual status, which had a cost and fair value of $7.3 million and $3.0 million, respectively.

For the three and six months ended June 30, 2014, we recognized unrealized depreciation on our non-accrual debt investments of $5.1 million and $8.4 million, respectively.

Discussion and Analysis of Results of Operations

Comparison of three months ended June 30, 2014 and June 30, 2013

Investment Income

For the three months ended June 30, 2014, total investment income was $10.6 million, an increase of $0.1 million, or 1.0%, over the $10.5 million of total investment income for the three months ended June 30, 2013. The increase was primarily attributable to a $0.2 million increase in dividend income and a $0.3 million increase in fee income, which was partially offset by a $0.3 million decrease in interest income from investments and a $0.1 million decrease in interest on idle funds and other income. The $0.2 million increase in dividend income is primarily due to higher average levels of income producing equity investments outstanding during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. The fee income increase of $0.3 million is the result of an increase in the prepayment fees during the three months ended June 30, 2014 compared to the prior year.

Expenses

For the three months ended June 30, 2014, total expenses, including income tax provision, were $5.1 million, a decrease of $2.2 million or 30.6%, over the $7.3 million of total expenses for the three months ended June 30, 2013. The capital gains incentive fee decreased $2.5 million leading to a capital gains incentive fee reversal of $0.4 million for the three months ended June 30, 2014 compared to a capital gains incentive fee accrual of $2.1 million for the three months ended June 30, 2013. The $2.5 million decrease was primarily due to the $2.1 million net change in unrealized (depreciation) on investments recognized during the three months ended June 30, 2014 compared to the $9.2 million net change in unrealized appreciation on investments recognized during the three months ended June 30, 2013. The administrative service fee, professional fees and other general and administrative expenses increased $0.2 million, or 22.6%, to $1.0 million primarily due to increased personnel.

Net Investment Income

As a result of the $0.1 million increase in total investment income and the $2.2 million decrease in total expenses, net investment income for the three months ended June 30, 2014 was $5.5 million, which was an increase of $2.3 million, or 74.1%, compared to net investment income of $3.2 million during the three months ended June 30, 2013.

Net Increase in Net Assets Resulting From Operations

For the three months ended June 30, 2014, the total realized gain on investments was $0.1 million, which consisted of realized gains on an investment in one non-control/non-affiliate portfolio company. For the three months ended June 30, 2013, the total realized gain on investments was $1.1 million, which consisted of realized gains on an investment in a control portfolio company and realized gains on two investments in a non-control/non affiliate portfolio company.

During the three months ended June 30, 2014, we recorded a net change in unrealized depreciation on investments of $2.1 million attributable to (i) net unrealized depreciation of $4.1 million on debt investments and (ii) net unrealized appreciation of $2.0 million on equity investments. During the three months ended June 30, 2013, we recorded net unrealized appreciation of $9.2 million attributable to (i) the reversal of net unrealized appreciation on investments of $1.0 million related to the exit or sale of investments, resulting in unrealized depreciation, (ii) net unrealized depreciation of $1.3 million on debt investments and (iii) net unrealized appreciation of $11.5 million on equity investments.

As a result of these events, our net increase in net assets resulting from operations during the three months ended June 30, 2014 was $3.4 million, or a decrease of $10.0 million, or 74.5%, compared to a net increase in net assets resulting from operations of $13.4 million during the prior year period.

Comparison of six months ended June 30, 2014 and June 30, 2013

Investment Income

For the six months ended June 30, 2014, total investment income was $21.1 million, an increase of $0.9 million, or 4.2%, over the $20.3 million of total investment income for the six months ended June 30, 2013. The increase was primarily attributable to a $0.3 million increase in interest income and a $0.5 million increase in fee income from investments. The $0.3 million increase in interest income is primarily due to higher average levels of portfolio debt investments outstanding during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The fee income increase of $0.5 million is the result of an increase in the prepayment fees during the six months ended June 30, 2014 compared to the prior year.

Expenses

For the six months ended June 30, 2014, total expenses, including income tax provision, were $10.2 million, a decrease of $2.0 million or 16.5%, over the $12.2 million of total expenses for the six months ended June 30, 2013. The base management fee increased $0.1 million, or 5.6%, due to higher average total assets less cash and cash equivalents for the six months ended June 30, 2014 than the comparable period in 2013. The capital gains incentive fee decreased $2.8 million to a capital gains incentive fee reversal of $0.8 million for the six months ended June 30, 2014 compared to a capital gains incentive fee accrual of $2.0 million for the six months ended June 30, 2013. The $2.8 million decrease was primarily due to the $6.0 million net change in unrealized (depreciation) on investments recognized during the six months ended June 30, 2014 compared to the $8.9 million net change in unrealized appreciation on investments recognized during the six months ended June 30, 2013. The administrative service fee, professional fees and other general and administrative expenses increased $0.6 million, or 40.9%, to $2.2 million primarily due to increased personnel and a change in the timing of audit related work.

Net Investment Income

As a result of the $0.9 million increase in total investment income and the $2.0 million decrease in total expenses, net investment income for the six months ended June 30, 2014 was $11.0 million, which was an increase of $2.9 million, or 35.4%, compared to net investment income of $8.1 million during the six months ended June 30, 2013.

Net Increase in Net Assets Resulting From Operations

For the six months ended June 30, 2014, the total realized gain on investments was $1.9 million, which consisted of realized gains on an investment in one affiliate portfolio company and realized gains on three investments in two non-control/non-affiliate portfolio company. For the six months ended June 30, 2013, the total realized gain on investments was $1.1 million, which consisted of realized gains on an investment in a control portfolio company and realized gains on two investments in a non-control/non affiliate portfolio company.

During the six months ended June 30, 2014, we recorded a net change in unrealized depreciation on investments of $6.0 million attributable to (i) the reversal of net unrealized appreciation on investments of $1.9 million related to the exit or sale of investments, resulting in unrealized depreciation, (ii) net unrealized depreciation of $7.5 million on debt investments and (iii) net unrealized appreciation of $3.4 million on equity investments. During the six months ended June 30, 2013, we recorded net unrealized depreciation of $8.9 million attributable to (i) the reversal of net unrealized appreciation on investments of $0.7 million related to the exit or sale of investments, resulting in unrealized depreciation, (ii) net unrealized depreciation of $1.3 million on debt investments and (ii) net unrealized appreciation of $10.9 million on equity investments.

As a result of these events, our net increase in net assets resulting from operations during the six months ended June 30, 2014 was $6.8 million, a decrease of $11.3 million, or 62.3%, compared to a net increase in net assets resulting from operations of $18.1 million during the prior year period.

Liquidity and Capital Resources

As of June 30, 2014, we had $40.7 million in cash and cash equivalents and our net assets totaled $207.9 million. We believe that our current cash and cash equivalents on hand, our available SBA leverage, our Credit Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next 12 months. We intend to generate additional cash primarily from future offerings of securities, future borrowings as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders.

Cash Flows

For the six months ended June 30, 2014, we experienced a net decrease in cash and cash equivalents in the amount of $12.7 million. During that period, we generated $0.1 million of cash from operating activities, primarily from repayments and sales proceeds received of $20.3 million and net investment income of $11.0 million, which was partially offset by the funding of $24.7 million of investments. During the same period, we used $12.9 million for financing activities, consisting of cash dividends paid to stockholders of $10.1 million and a $2.9 million payment for taxes related to the 2013 deemed distribution which was paid on behalf of the stockholders.

For the six months ended June 30, 2013, we experienced a net increase in cash and cash equivalents in the amount of $4.3 million. During that period, we used $14.9 million in cash in operating activities, primarily for the funding of $59.3 million of investments and $3.2 million of interest payments, which was partially offset by $36.7 million of principal repayments received and $8.1 million of net investment income. During the same period, we generated $19.1 million from financing activities, consisting primarily of proceeds from a follow-on equity offering of $28.9 million, net of expenses. This increase was partially offset by cash dividends paid to stockholders in the amount of $9.7 million.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of additional debt and equity capital. The Funds are licensed SBICs, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 200.0% of an SBIC’s regulatory capital or $150.0 million, whichever is less. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $225.0 million. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of June 30, 2014, Fund I had $144.5 million of outstanding SBA debentures. Based on its $75.0 million of regulatory capital as of June 30, 2014, Fund I has the current capacity to issue up to an additional $5.5 million of SBA debentures. As of June 30, 2014, Fund II had $1.0 million of outstanding SBA debentures. Based on its $25.0 million of regulatory capital as of June 30, 2014, Fund II has the current capacity to issue up to an additional $49.0 million of SBA debentures. As of June 30, 2014, the weighted average interest rate of the SBA debentures was 4.5%. For more information on the SBA debentures, please see Note 6 to our consolidated financial statements.

In June 2014, we entered the Credit Facility to provide additional funding for our investment and operational activities. The Credit Facility, which matures on June 16, 2018, has an initial commitment of $30.0 million and an accordion feature that allows for an increase in the total commitments up to $75.0 million, subject to certain customary conditions. The Credit Facility is secured primarily by our assets, excluding the assets of the Funds.

Borrowings under the Credit Facility are subject to a minimum borrowing/collateral base that applies an advance rate to certain portfolio investments. We are subject to additional limitations with respect to the investments securing the Credit Facility, including, but not limited to, restrictions on sector concentrations, loan size, payment frequency and status and collateral interests, as well as restrictions on portfolio company leverage, which may also affect the borrowing base and therefore amounts available to borrow.

Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the alternate base rate plus 2.5% or (ii) the applicable LIBOR rate plus 3.5%. The alternate base rate is equal to the greater of (i) prime rate, (ii) the federal funds rate plus 0.5% or (iii) the three-month LIBOR rate plus 1.0%. We pay a commitment fee ranging from 0.5% to 1.0% per annum on undrawn amounts.

We have made customary representations and warranties and are required to comply with various affirmative, negative and financial covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of June 30, 2014, we are in compliance with all covenants of the Credit Facility and there were no amounts outstanding under the Credit Facility.

As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200.0%. This requirement limits the amount that we may borrow. We have received exemptive relief from the Securities and Exchange Commission, or the SEC, to allow us to exclude any indebtedness guaranteed by the SBA and issued by the Funds from the 200.0% asset coverage requirements, which, in turn, will enable us to fund more investments with debt capital.

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors, including Independent Directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. On June 4, 2014, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 4, 2015 or the date of our 2015 Annual Meeting of Stockholders. Our stockholders will be asked to vote on a similar proposal at our 2015 Annual Meeting of Stockholders. Our stockholders specified that the cumulative number of shares sold in each offering during the one-year period ending on the earlier of June 4, 2015 or the date of our 2015 Annual Meeting of Stockholders may not exceed 25.0% of our outstanding common stock immediately prior to each such sale.

Current Market Conditions

Though global credit and other financial market conditions have improved and stability has increased throughout the international financial system, the uncertainty surrounding the United States’ rapidly increasing national debt and continuing global economic malaise have kept markets volatile. These unstable conditions could continue for a prolonged period of time. Although we have been able to secure access to additional liquidity, including our follow-on stock offerings and leverage available through the SBIC program and Credit Facility, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

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

Warrants. In connection with our debt investments, we will sometimes receive warrants or other equity-related securities, or Warrants. We determine the cost basis of Warrants based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and Warrants received. Any resulting difference between the face amount of the debt and its recorded fair value resulting from the assignment of value to the Warrants are treated as original issue discount, or OID, and accreted into interest income using the effective interest method over the term of the investment.

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

We also typically receive upfront loan origination or closing fees in connection with investments. Such upfront loan origination and closing fees are capitalized as unearned income offset against investment cost basis on our consolidated statements of assets and liabilities and accreted into income over the life of the investment.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2014, we had off-balance sheet arrangements consisting of four unfunded revolving loan commitments totaling $3.6 million to portfolio companies, one unfunded loan commitment totaling $3.0 million to portfolio companies, and one unfunded capital commitment of $0.3 million related to a portfolio company. As of December 31, 2013, we had off-balance sheet arrangements consisting of two unfunded revolving loan commitments totaling $1.5 million, two unfunded loan commitments totaling $4.6 million to portfolio companies, and one unfunded capital commitment of $0.3 million related to a portfolio company.

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

Edward H. Ross, our Chairman and Chief Executive Officer, Shelby E. Sherard, our Chief Financial Officer and Secretary, Cary L. Schaefer, our Chief Compliance Officer, and Thomas C. Lauer, one of our directors, are all managers of Fidus Investment Advisors, LLC.

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

In connection with the IPO and our election to be regulated as a BDC, we applied for and received exemptive relief from the SEC on March 27, 2012 to allow us to take certain actions that would otherwise be prohibited by the 1940 Act, as applicable to BDCs. The relief permits FIC and Fund I to operate effectively as one company, specifically allowing them to: (1) engage in certain transactions with each other; (2) invest in securities in which the other is or proposes to be an investor; (3) file consolidated reports with the Commission; and (4) be subject to modified consolidated asset coverage requirements for senior securities issued by a BDC and its SBIC subsidiary. The fourth exemption described above allows us to exclude any indebtedness guaranteed by the SBA and issued by Fund I from the 200.0% asset coverage requirements applicable to us. Effective June 30, 2014, any SBA debentures issued by Fund II are not considered senior securities for purposes of the 200.0% asset coverage requirements.

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

Recent Developments

On July 3, 2014, we invested $10.5 million in the subordinated notes and common equity of US GreenFiber, LLC, a leading manufacturer of recycled fiber insulation products for use in residential property applications across the U.S.

On July 21, 2014, we purchased a $1.0 million loan participation in the senior secured loan of Paramount Building Solutions, LLC.

On July 24, 2014, we funded $0.4 million of the senior secured loan commitment to Restaurant Finance Co., LLC. On July 31, 2014, we increased the senior secured loan commitment to Restaurant Finance Co., LLC to $10.5 million. On August 5, 2014, we funded an additional $0.1 million of the senior secured loan commitment to Restaurant Finance Co., LLC.

On August 5, 2014, the Board declared a regular quarterly dividend of $0.38 per share, which is payable on September 26, 2014 to stockholders of record as of September 12, 2014.

On August 7, 2014, we invested $20.0 million in the subordinated notes of Pinnergy, Ltd., a leading provider of fluid management and drilling services for oil and gas wells located throughout Texas and Louisiana.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. As of June 30, 2014, all of our debt investments bore interest at fixed rates. Assuming that the consolidated statements of assets and liabilities as of June 30, 2014 and December 31, 2013 were to remain constant, a hypothetical 100 basis point change in interest rates would not have a material effect on our level of interest income from debt investments or interest expense.

Our SBA debentures bear interest at fixed rates. Our Credit Facility bears interest, subject to our election, on a per annum basis equal to (i) the alternate base rate plus 2.5% or (ii) the applicable LIBOR rate plus 3.5%. The alternate base rate is equal to the greater of (i) prime rate, (ii) the federal funds rate plus 0.5% or (iii) the three-month LIBOR rate plus 1.0%.

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

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “1934 Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There were no changes in our internal control over financial reporting during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1

Senior Secured Revolving Credit Agreement, dated June 16, 2014, by and among the Company as borrower, the Lender party thereto, and lNG Capital LLC, as Administrative Agent (Filed as Exhibit 10.1 to the Registrant’s Current Report

on Form 8-K (File No. 814-00861) filed with the Securities and Exchange Commission on June 20, 2014 and incorporated herein by reference).

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

FIDUS INVESTMENT CORPORATION

Date: August 7, 2014	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2014	/s/ SHELBY E. SHERARD
Shelby E. Sherard
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit
10.1	Senior Secured Revolving Credit Agreement, dated June 16, 2014, by and among the Company as borrower, the Lenders party thereto, and lNG Capital LLC, as Administrative Agent (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00861) filed with the Securities and Exchange Commission on June 20, 2014 and incorporated herein by reference).

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.