Form 10-Q
period 2014-09-30
FIDUS INVESTMENT Corp
filed 2014-11-06
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 5, 2014, the Registrant had outstanding 16,026,553 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(In thousands, except shares and per share data)

	September 30, 2014 (unaudited)	December 31, 2013
ASSETS
Investments, at fair value
Affiliate investments (cost: $96,851 and $88,983, respectively)	$83,704	$82,444
Non-control/non-affiliate investments (cost: $247,546 and $226,231, respectively)	252,778	224,537

Total investments, at fair value (cost: $344,397 and $315,214, respectively)	336,482	306,981
Cash and cash equivalents	8,488	53,418
Interest receivable	4,929	2,487
Deferred financing costs (net of accumulated amortization of $2,571 and $2,102, respectively)	3,600	3,152
Proceeds receivable from stock offering	32,440	—
Prepaid expenses and other assets	7,156	1,224

Total assets	393,095	367,262

LIABILITIES
SBA debentures	145,500	144,500
Accrued interest and fees payable	541	2,198
Due to affiliates	4,623	5,582
Taxes payable	—	3,571
Accounts payable and other liabilities	481	286

Total liabilities	151,145	156,137

Net assets	$241,950	$211,125

ANALYSIS OF NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 15,943,139 and 13,755,232 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	$16	$14
Additional paid-in capital	241,968	206,123
Undistributed net investment income	2,672	3,221
Accumulated net realized gain on investments (net of taxes)	6,420	11,212
Accumulated net unrealized (depreciation) on investments	(9,126)	(9,445)

Total net assets	$241,950	$211,125

Net asset value per common share	$15.18	$15.35

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

(In thousands, except shares and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Investment income:
Interest income
Control investments	$—	$125	$—	$1,647
Affiliate investments	2,406	2,344	7,163	6,582
Non-control/non-affiliate investments	7,722	6,777	21,822	19,617

Total interest income	10,128	9,246	28,985	27,846
Dividend income
Control investments	—	—	—	124
Affiliate investments	31	31	92	92
Non-control/non-affiliate investments	576	448	1,405	972

Total dividend income	607	479	1,497	1,188
Fee income
Control investments	—	—	—	177
Affiliate investments	10	—	398	206
Non-control/non-affiliate investments	562	516	1,567	1,004

Total fee income	572	516	1,965	1,387
Interest on idle funds and other income	17	22	17	131

Total investment income	11,324	10,263	32,464	30,552

Expenses:
Interest and financing expenses	1,934	1,787	5,482	5,287
Base management fee	1,469	1,329	4,227	3,940
Incentive fee	1,320	1,134	3,015	5,643
Administrative service expenses	496	314	1,289	815
Professional fees	218	211	828	644
Other general and administrative expenses	228	212	981	808

Total expenses	5,665	4,987	15,822	17,137

Net investment income before income taxes	5,659	5,276	16,642	13,415
Income tax provision	32	2	62	54

Net investment income	5,627	5,274	16,580	13,361

Net realized and unrealized gains (losses) on investments:
Realized gains on control investments	—	22,107	—	22,107
Realized gains on affiliate investments	—	—	166	—
Net realized (losses) gains on non-control/non-affiliate investments	(6,692)	2,532	(4,940)	3,585
Net change in unrealized appreciation (depreciation) on investments	6,366	(25,376)	318	(16,459)
Income tax (provision) on realized gains on investments	—	—	(17)	—

Net (loss) gain on investments	(326)	(737)	(4,473)	9,233

Net increase in net assets resulting from operations	$5,301	$4,537	$12,107	$22,594

Per common share data:
Net investment income per share-basic and diluted	$0.41	$0.38	$1.20	$0.99

Net increase in net assets resulting from operations per share-basic and diluted	$0.38	$0.33	$0.88	$1.68

Dividends paid per share	$0.48	$0.42	$1.24	$1.18

Weighted average number of shares outstanding—basic and diluted	13,832,769	13,717,527	13,784,936	13,452,768

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

(In thousands, except shares)

	Common Stock		Additional	Undistributed	Accumulated Net Realized Gain on	Accumulated Net Unrealized (Depreciation)	Total
	Number of Shares	Par Value	Paid in Capital	Net Investment Income	Investments (net of taxes)	Appreciation on Investments	Net Assets
Balances at December 31, 2012	11,953,847	$12	$177,498	$455	$1,493	$3,633	$183,091
Public offering of common stock, net of expenses	1,725,000	2	28,855	—	—	—	28,857
Net increase in net assets resulting from operations	—	—	—	13,361	16,701	(7,468)	22,594
Dividends paid	55,489	—	1,032	(16,165)	—	—	(15,133)

Balances at September 30, 2013	13,734,336	$14	$207,385	$(2,349)	$18,194	$(3,835)	$219,409

Balances at December 31, 2013	13,755,232	14	206,123	3,221	11,212	(9,445)	211,125
Public offerings of common stock, net of expenses	2,153,541	2	35,200	—	—	—	35,202
Net increase in net assets resulting from operations	—	—	—	16,580	(4,792)	319	12,107
Dividends paid	34,366	—	645	(17,129)	—	—	(16,484)

Balances at September 30, 2014	15,943,139	$16	$241,968	$2,672	$6,420	$(9,126)	$241,950

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine months ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$12,107	$22,594
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net change in unrealized (appreciation) depreciation on investments	(318)	16,459
Realized loss (gain) on investments	4,774	(25,692)
Interest and dividend income paid-in-kind	(4,150)	(4,152)
Accretion of original issue discount	(501)	(854)
Accretion of loan origination fees	(371)	(254)
Purchase of investments	(62,574)	(79,559)
Proceeds from sales and repayments of investments	33,330	90,336
Proceeds from loan origination fees	309	576
Amortization of deferred financing costs	469	380
Changes in operating assets and liabilities:
Interest receivable	(2,442)	242
Prepaid expenses and other assets	(5,932)	(491)
Accrued interest and fees payable	(1,657)	(1,596)
Due to affiliates	(959)	2,219
Taxes payable	(684)	—
Accounts payable and other liabilities	195	172

Net cash (used in) provided by operating activities	(28,404)	20,380

Cash Flows from Financing Activities:
Proceeds from stock offerings, net of expenses	2,762	28,857
Proceeds received from SBA debentures	1,000	—
Payment of deferred financing costs	(917)	(250)
Dividends paid to stockholders	(16,484)	(15,133)
Taxes paid on deemed distribution	(2,887)	—

Net cash (used in) provided by financing activities	(16,526)	13,474

Net (decrease) increase in cash and cash equivalents	(44,930)	33,854
Cash and cash equivalents:
Beginning of period	53,418	52,042

End of period	$8,488	$85,896

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$6,670	$6,503

Cash payments for taxes	$3,618	$54

Proceeds receivable from stock offering	$32,440	$—

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

September 30, 2014 (unaudited)

(In thousands, except shares)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Affiliate Investments (5)
Apex Microtechnology, Inc.	Electronic
Warrant (2,294 units)	Components Supplier				$220	$244
Common Equity (11,690 shares)					1,169	1,259

Sub Total					1,389	1,503	1%
Avrio Technology Group, LLC	Electronic
Subordinated Note (8)	Components Supplier	0.0%/14.0%	10/15/2015	$6,508	6,508	—
Preferred Equity—Series B (3,704 units) (7)					3,704	—
Preferred Equity—Series C (872 units) (7)					436	—
Preferred Equity—Series D (1,917 units) (7)					639	—
Common Equity (4,215 units) (7)					1,000	—

Sub Total					12,287	—	0%
FAR Research Inc.	Specialty
Senior Secured Loan (12)	Chemicals	11.8%/0.0%	3/31/2019	7,600	7,566	7,600
Revolving Loan ($1,750 commitment) (11)		11.8%/0.0%	3/31/2019	136	128	136
Common Equity (10 units)					1,000	1,000

Sub Total					8,694	8,736	4%
Malabar International	Aerospace & Defense
Subordinated Note (12)	Manufacturing	12.5%/2.5%	5/21/2017	7,218	7,191	7,218
Preferred Equity (1,494 shares) (6)		6.0%/0.0%			1,992	3,468

Sub Total					9,183	10,686	4%
Medsurant Holdings, LLC	Healthcare
Subordinated Note	Services	9.5%/4.5%	7/12/2016	10,014	9,390	10,014
Preferred Equity (89,770 units) (7)					1,228	795
Warrant (321,005 units) (7)					4,045	2,726

Sub Total					14,663	13,535	6%
Paramount Building Solutions, LLC	Retail
Participation (13)	Cleaning	5.3%/0.0%	12/31/2014	1,000	1,000	1,000
Subordinated Note (9)		12.0%/6.0%	12/31/2014	7,454	7,454	4,567
Common Equity (107,143 units) (7)					1,500	—

Sub Total					9,954	5,567	2%
Pfanstiehl, Inc.	Healthcare
Subordinated Note	Products	12.0%/2.0%	9/29/2018	6,208	6,165	6,208
Common Equity (8,500 units) (11)					850	2,829

Sub Total					7,015	9,037	4%
Safety Products Group, LLC	Safety Products
Subordinated Note	Manufacturing	12.0%/1.5%	12/30/2018	10,000	9,963	10,000
Preferred Equity (749 units) (7)					749	796
Common Equity (676 units) (7)					1	8

Sub Total					10,713	10,804	4%
Trantech Radiator Products, Inc.	Utility Equipment
Subordinated Note (11)	Manufacturing	12.0%/1.8%	5/4/2017	9,476	9,454	9,476
Common Equity (6,875 shares) (11)					688	1,166

Sub Total					10,142	10,642	4%
Westminster Cracker Company, Inc.	Specialty Cracker
Preferred Equity (94,186 units)	Manufacturing				70	125
Common Equity (1,208,197 units)					1,208	1,606

Sub Total					1,278	1,731	1%
World Wide Packaging, LLC	Consumer
Subordinated Note (11)	Products	12.0%/1.8%	10/26/2018	10,052	10,015	10,052
Common Equity (1,517,573 units) (7) (11)					1,518	1,411

Sub Total					11,533	11,463	5%

Total Affiliate Investments					96,851	83,704	35%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

September 30, 2014 (continued) (unaudited)

(In thousands, except shares)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments (5)
Acentia, LLC	Information
Common Units (499 units)	Technology Services				$500	$212	0%
ACFP Management, Inc.	Restaurants
Common Units (1,000,000 units) (11)					1,091	1,513	1%
Anatrace Products, LLC	Healthcare
Senior Secured Loan	Products	11.5%/1.5%	10/11/2018	$9,500	9,467	9,500
Revolving Loan ($500 commitment) (10)		N/A	10/11/2018	—	(2)	(2)
Common Equity (360,000 shares) (11)					360	462

Sub Total					9,825	9,960	4%
Brook & Whittle Limited	Printing
Subordinated Note	Services	12.0%/4.8%	12/31/2016	7,210	7,210	7,210
Subordinated Note		12.0%/2.0%	12/31/2016	2,239	2,239	2,227
Warrant (1,051 shares)					285	262
Common Equity—Series A (148 shares)					110	37
Common Equity—Series D (527 shares)					53	66

Sub Total					9,897	9,802	4%
Caldwell & Gregory, LLC	Laundry
Subordinated Note	Services	11.5%/1.0%	11/30/2018	1,520	1,497	1,520
Subordinated Note		0.0%/12.0%	5/31/2019	3,513	3,276	3,513
Common Equity (500,000 units) (7)					500	543
Warrant (242,121 units) (7)					242	263

Sub Total					5,515	5,839	2%
Channel Technologies Group, LLC	Component
Subordinated Note	Manufacturing	11.0%/1.3%	4/10/2019	7,000	6,950	7,000
Preferred Equity (538 units) (7)					1,000	708
Common Equity (537,817 units) (7)					—	—

Sub Total					7,950	7,708	3%
Connect-Air International, Inc.	Specialty
Subordinated Note	Distribution	12.8%/0.0%	11/5/2018	11,400	11,395	11,400
Common Equity					—	2,150

Sub Total					11,395	13,550	6%
Continental Anesthesia Management, LLC	Healthcare
Senior Secured Loan	Services	8.0%/6.0%	4/15/2015	10,130	10,118	10,232
Warrant (263 shares)					276	104

Sub Total					10,394	10,336	4%
EBL, LLC (EbLens)	Retail
Subordinated Note (11)		12.0%/3.0%	2/2/2018	9,537	9,508	9,537
Common Equity (750,000 units)(7) (11)					750	921

Sub Total					10,258	10,458	4%
FCA, LLC	Industrial
Subordinated Note	Products	12.5%/1.5%	6/18/2018	3,045	3,033	3,045
Preferred Equity (4,500,000 units)(6) (11)		11.5%/5.0%	6/18/2018		9,419	9,454

Sub Total					12,452	12,499	5%
FocusVision Worldwide, Inc.	Business
Subordinated Note (12)	Services	12.0%/1.0%	1/29/2019	7,575	7,549	7,575	3%
FTH Acquisition Corp. VII	Information
Subordinated Note	Technology Services	13.0%/0.0%	2/27/2015	8,453	8,453	8,212
Preferred Equity (887,122 shares)					887	—

Sub Total					9,340	8,212	3%
IOS Acquisitions, Inc.	Oil & Gas
Subordinated Note	Services	12.0%/3.5%	6/26/2018	14,145	14,051	14,145
Common Equity (2,152 shares)					500	420

Sub Total					14,551	14,565	6%
Jacob Ash Holdings, Inc.	Apparel
Subordinated Note	Distribution	13.0%/5.0%	8/11/2016	3,500	3,493	3,500
Subordinated Note		13.0%/1.0%	8/11/2016	963	952	963
Preferred Equity (500 shares)(6)		0.0%/15.0%	8/11/2016		768	654
Warrant (129,630 shares)					67	—

Sub Total					5,280	5,117	2%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

September 30, 2014 (continued) (unaudited)

(In thousands, except shares)

Portfolio Company / Type of Investment (1) (2) (3)	Industry	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
K2 Industrial Services, Inc.	Industrial Cleaning
Subordinated Note	& Coatings	11.8%/2.8%	5/23/2017	15,107	15,049	15,106
Preferred Equity—Series A (1,200 shares)					1,200	1,105
Preferred Equity—Series B (74 shares)					68	80

Sub Total					16,317	16,291	7%
Lightning Diversion Systems, LLC	Aerospace & Defense
Senior Secured Loan	Manufacturing	10.5%/0.0%	12/20/2018	12,198	12,151	12,198
Revolving Loan ($1,000 commitment) (10)		N/A	12/20/2018	—	(3)	(3)
Common Equity (600,000 units)					—	1,995

Sub Total					12,148	14,190	6%
MedPlast, LLC	Healthcare
Subordinated Note (11)	Products	11.0%/1.5%	3/31/2019	10,147	10,085	10,146
Preferred Equity (188 shares) (6) (11)		0.0%/8.0%			203	203
Common Equity (3,728 shares) (11)					62	65

Sub Total					10,350	10,414	4%
National Truck Protection Co., Inc.	Financial
Senior Secured Loan	Services	13.5%/2.0%	9/13/2018	12,662	12,593	12,662
Common Units (1,109 shares)					758	1,886

Sub Total					13,351	14,548	6%
Oaktree Medical Centre, P.C.	Healthcare
(dba Pain Management Associates)	Services
Senior Secured Loan (11)		6.5%/0.0%	5/6/2019	700	694	694
Senior Secured Loan (11)		14.0%/0.0%	5/6/2019	5,300	5,251	5,251
Revolving Loan ($500 commitment) (11)		6.5%/0.0%	5/6/2019	250	245	245

Sub Total					6,190	6,190	3%
Pinnergy, Ltd.	Oil & Gas
Subordinated Note (12)	Services	10.5%/0.8%	1/24/2020	20,023	19,951	19,951	8%
Premium Franchise Brands, LLC	Commercial
Subordinated Note	Cleaning	12.0%/1.5%	3/18/2017	7,925	7,925	7,925
Preferred Equity (1,054,619 shares)					832	662

Sub Total					8,757	8,587	4%
Restaurant Finance Co, LLC	Restaurants
Senior Secured Loan ($10,500 commitment) (12)		12.0%/4.0%	7/31/2020	3,800	3,797	3,800	2%
Simplex Manufacturing Co.	Aerospace & Defense
Subordinated Note	Manufacturing	14.0%/0.0%	11/1/2015	4,550	4,533	4,550
Warrant (24 shares)					710	723

Sub Total					5,243	5,273	2%
United Biologics, LLC	Healthcare
Senior Secured Loan	Services	12.0%/2.0%	3/5/2017	8,643	8,315	8,643
Preferred Equity (98,377 units) (7) (11)					1,069	1,222
Warrant (57,469 units)					566	328

Sub Total					9,950	10,193	4%
US GreenFiber, LLC	Building Products
Subordinated Note (12)	Manufacturing	12.5%/0.0%	1/2/2019	10,000	9,953	9,953
Common Equity (1,667 units) (7)					500	500

Sub Total					10,453	10,453	4%
Worldwide Express Operations, LLC	Transportation
Subordinated Note	Services	11.5%/1.0%	8/1/2020	12,647	12,542	12,646
Common Equity (2,500,000 units) (7) (11)					2,500	2,896

Sub Total					15,042	15,542	6%

Total Non-Control/Non-Affiliate Investments					247,546	252,778	104%

Total Investments					$344,397	$336,482	139%

(1)	All debt investments are income producing. Equity investments are non-income producing unless otherwise noted.
(2)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(3)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(4)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of September 30, 2014. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
(5)	See Note 2—Significant Accounting Policies, Investment Classification for definitions of Control and Affiliate classifications.
(6)	Income producing. Maturity date, if any, represents mandatory redemption date.
(7)	Investment is held by a wholly-owned subsidiary of the Company.
(8)	Investment was on non-accrual status as of September 30, 2014, meaning the Company has ceased recognizing interest income on the investment.
(9)	Investment was on payment-in-kind non-accrual status as of September 30, 2014, meaning the Company has ceased recognizing payment-in-kind interest income on the investment.
(10)	The entire commitment was unfunded at September 30, 2014. As such, no interest is being earned on this investment.
(11)	Investment pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(12)	The portion of the investment not held by the Funds is pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(13)	Investment bears interest at a rate equal to 90-day LIBOR + 3.0%, which may reset daily. The interest rate shown is a weighted average current interest rate in effect at September 30, 2014. Such investment is classified as a senior secured loan for purposes of these consolidated financial statements.

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

See Notes to Consolidated Financial Statements (unaudited)

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Finance Statements (unaudited)

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

On August 21, 2014, the Company entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which the Company could sell, by means of at-the-market offerings from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50,000 (the “ATM Program”). During the period from August 21, 2014 through September 30, 2014, 153,541 shares of the Company’s common stock were sold at an average offering price of $18.56 per share resulting in net proceeds of $2,794, after commissions to the sales agent on shares sold and offering costs of $56.

On September 30, 2014, the Company issued 2,000,000 shares in a follow-on public offering at an offering price of $17.00 per share resulting in net proceeds to the Company of $32,440, after deducting underwriting fees and commissions and offering costs totaling $1,560. The Company received such net proceeds on October 3, 2014.

As of September 30, 2014 and December 31, 2013, the Company had 15,943,139 and 13,755,232 shares of common stock outstanding, respectively.

Note 2. Significant Accounting Policies

Basis of presentation: The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) pursuant to the requirements

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

for reporting on Form 10-Q, Accounting Standards Codification (“ASC”) 946, Financial Services — Investment Companies (“ASC 946), and Articles 6 or 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. The current period’s results of operation are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013.

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

Consolidation: Pursuant to Article 6 of Regulation S-X and ASC 946, the Company will generally not consolidate its investments in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. As a result, the consolidated financial statements of the Company include only the accounts of the Company and its wholly-owned subsidiaries, including the Funds. All significant intercompany balances and transactions have been eliminated.

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

Deferred equity financing costs: Deferred equity financing costs include registration expenses related to shelf filings, including expenses related to the ATM Program. These expenses primarily consist of Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These expenses are included in prepaid assets and are charged to additional paid in capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed.

Realized gains or losses and unrealized appreciation or depreciation on investments: Realized gains or losses on investments are recorded upon the sale or disposition of a portfolio investment and are calculated as the difference between the net proceeds from the sale or disposition and the cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation on the consolidated statements of operations includes changes in the fair value of investments from the prior period, as determined in good faith by the Company’s board of directors (the “Board”) through the application of the Company’s valuation policy, as well as reclassifications of any prior period unrealized appreciation or depreciation on exited investments to realized gains or losses on investments.

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

The Company also typically receives upfront loan origination or closing fees in connection with investments. Such upfront loan origination and closing fees are capitalized as unearned income and offset against investment cost basis on the consolidated statements of assets and liabilities and accreted into income over the life of the investment. Upfront loan origination and closing fees received for the three months ended September 30, 2014 and 2013 totaled $140 and $159, respectively. Upfront loan origination and closing fees received for the nine months ended September 30, 2014 and 2013 totaled $309 and $576, respectively.

Partial loan sales: The Company follows the guidance in ASC 860, Transfers and Servicing, when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest should remain on the Company’s consolidated statement of assets and liabilities and the proceeds recorded as a secured borrowing until the definition is met. Management has determined that all participations and other partial loan sale transactions entered into by the Company have met the definition of a participating interest. Accordingly, the Company uses sale treatment in accounting for such transactions.

Income taxes: The Company has elected to be treated as a RIC under Subchapter M of the Code, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to stockholders. In order to qualify as a RIC, the Company is required to timely distribute to its stockholders at least 90.0% of “investment company taxable income,” as defined by Subchapter M of the Code, each year. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year; however, the Company will pay a 4.0% excise tax if it does not distribute at least 98.0% of the current year’s ordinary taxable income. Any such carryover taxable income must be distributed through a dividend declared prior to the later of the filing the final tax return related to the year in which the Company generated such taxable income or the 15th day of the 9th month following the close of such taxable year. In addition, the Company will be subject to federal excise tax if it does not distribute at least 98.2% of the net capital gains realized, computed for any one year period ending October 31.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax provision, if any. There were no material uncertain income tax positions at September 30, 2014 and December 31, 2013. The 2010 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Earnings and net asset value per share: The earnings per share calculations for the three months ended September 30, 2014 and 2013, as well as the nine months ended September 30, 2014 and 2013, are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

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

Note 3. Portfolio Company Investments

The Company’s portfolio investments principally consist of secured and unsecured debt, equity warrants and direct equity investments in privately held companies. The debt investments may or may not be secured by either a first or second lien on the

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

assets of the portfolio company. The debt investments generally bear interest at fixed rates, and generally mature between five and seven years from the original investment. In connection with a debt investment, the Company also may receive nominally priced equity warrants and/or makes a direct equity investment in the portfolio company. The Company’s warrants or equity investments may be investments in a holding company related to the portfolio company. In addition, the Company periodically makes equity investments in its portfolio companies through Taxable Subsidiaries. In both situations, the investment is reported under the name of the operating company on the consolidated schedules of investments.

As of September 30, 2014, the Company had investments in 37 portfolio companies with an aggregate fair value of $336,482 and a weighted average effective yield on its debt investments of 13.8%. At September 30, 2014, the Company held equity investments in 89.2% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 7.8%. As of December 31, 2013, the Company had investments in 37 portfolio companies with an aggregate fair value of $306,981 and a weighted average effective yield on its debt investments of 14.5%. At December 31, 2013, the Company held equity investments in 91.9% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 7.3%. The weighted average yields were computed using the effective interest rates for debt investments at cost as of September 30, 2014 and December 31, 2013, including accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any.

Purchases of debt and equity investments for the nine months ended September 30, 2014 and 2013 totaled $62,574 and $79,559, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the nine months ended September 30, 2014 and 2013 totaled $33,330 and $90,336, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	September 30, 2014		December 31, 2013		September 30, 2014		December 31, 2013
Subordinated notes	$217,659	64.7%	$214,400	69.8%	$225,784	65.5%	$220,372	69.9%
Senior secured loans	71,956	21.4	53,387	17.4	71,320	20.7	52,903	16.8
Equity	42,217	12.5	32,560	10.6	40,882	11.9	34,982	11.1
Warrants	4,650	1.4	6,634	2.2	6,411	1.9	6,957	2.2
Royalty rights	—	—	—	—	—	—	—	—

Total	$336,482	100.0%	$306,981	100.0%	$344,397	100.0%	$315,214	100.0%

All investments made by the Company as of September 30, 2014 and December 31, 2013 were made in portfolio companies located in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	September 30, 2014		December 31, 2013		September 30, 2014		December 31, 2013
Southeast	$98,487	29.2%	$54,885	17.9%	$98,481	28.6%	$55,855	17.7%
West	75,356	22.4	76,361	24.9	70,932	20.6	75,488	24.0
Northeast	60,906	18.1	59,500	19.4	59,646	17.3	59,611	18.9
Midwest	58,123	17.3	67,287	21.9	68,290	19.8	74,430	23.6
Southwest	43,609	13.0	48,948	15.9	47,048	13.7	49,830	15.8

	$336,482	100.0%	$306,981	100.0%	$344,397	100.0%	$315,214	100.0%

As of September 30, 2014 and December 31, 2013, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio. As of September 30, 2014, the Company had a debt investment in one portfolio company on non-accrual status, which had an aggregate cost and fair value of $6,508 and $0, respectively. In addition, the Company had a debt investment in one portfolio company that was on non-accrual status only with respect to the PIK interest component of the investment, which had a cost and fair value of $7,454 and $4,567, respectively. As of December 31, 2013, the Company had debt investments in one portfolio company on non-accrual status, which had a cost and fair value of $7,256 and $2,974, respectively.

Note 4. Fair Value Measurements

Investments

The Board has established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring basis in accordance with ASC Topic 820 and consistent with the requirements of the 1940 ACT. Fair value is the price, determined at the measurement date, that would be received in the sale of an asset or paid to transfer a

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

liability in an orderly transaction between market participants. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available or reliable, valuation techniques described below are applied. Under ASC Topic 820, portfolio investments recorded at fair value in the consolidated financial statements are classified within the fair value hierarchy based upon the level of judgment associated with the inputs used to measure their value, as defined below:

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

An investment’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s investment portfolio is comprised entirely of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available. Therefore, the Company values all of its portfolio investments at fair value, as determined in good faith by the Board, using Level 3 inputs. The degree of judgment exercised by the Board in determining fair value is greatest for investments classified as Level 3 inputs. Due to the inherent uncertainty of determining the fair values of investments that do not have readily available market values, the Board’s estimate of fair values may differ significantly from the values that would have been used had a ready market for the securities existed, and those differences may be material. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the amounts ultimately realized on these investments to be materially different than the valuations currently assigned.

With respect to investments for which market quotations are not readily available, the Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of the Investment Advisor responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with the investment committee of the Investment Advisor;

•	the Board also engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our investments for which market quotations are not readily available. The Company will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. The Board consulted with the independent valuation firm in arriving at the Company’s determination of fair value on 11 and 13 of its portfolio company investments representing 34.9% and 40.9% of the total portfolio investments at fair value as of September 30, 2014 and December 31, 2013, respectively.

•	the audit committee of the Board reviews the preliminary valuations of the Investment Advisor and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and

•	the Board discusses these valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the Investment Advisor, the independent valuation firm(s) and the audit committee.

In making the good faith determination of the value of portfolio investments, the Board starts with the cost basis of the security. The transaction price is typically the best estimate of fair value at inception. When evidence supports a subsequent change to the carrying value from the original transaction price, adjustments are made to reflect the expected exit values.

Consistent with the policies and methodologies adopted by the Board, the Company performs detailed valuations of its debt and equity investments, using both the market and income approaches as appropriate. Under the market approach, the Company typically uses the enterprise value methodology to determine the fair value of an investment. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values, from which the Company derives a single estimate of enterprise value. Under the income approach, the Company typically prepares and analyzes discounted cash flow models to estimate the present value of future cash flows of either an individual debt investment or of the underlying portfolio company itself.

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

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the nine months ended September 30, 2014 and 2013.

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014 and 2013:

	Subordinated Notes	Senior Secured Loans	Equity	Warrants	Royalty Rights	Total
Balance, December 31, 2012	$193,691	$32,736	$26,430	$21,392	$—	$274,249
Realized gain on investments	259	—	3,941	21,492	—	25,692
Net change in unrealized (depreciation) appreciation on investments	(3,738)	(89)	(1,266)	(11,366)	—	(16,459)
Purchase of investments	62,921	5,621	10,775	242	—	79,559
Proceeds from sales and repayments of investments	(60,876)	(1,126)	(6,092)	(22,242)	—	(90,336)
Interest and dividend income paid-in-kind	3,483	103	566	—	—	4,152
Proceeds from loan origination fees	(508)	(45)	(23)	—	—	(576)
Accretion of loan origination fees	221	30	3	—	—	254

Accretion of original issue discount	724	125	5	—	—	854

Balance, September 30, 2013	$196,177	$37,355	$34,339	$9,518	$—	$277,389

Balance, December 31, 2013	$214,400	$53,387	$32,560	$6,634	$—	$306,981
Net realized (losses) gains on investments	(7,234)	—	1,774	686	—	(4,774)
Net change in unrealized (depreciation) appreciation on investments	(2,152)	150	3,758	(1,438)	—	318
Purchase of investments	33,663	22,223	6,333	355	—	62,574
Proceeds from sales and repayments of investments	(24,730)	(4,393)	(2,620)	(1,587)	—	(33,330)
Interest and dividend income paid-in-kind	3,193	536	421	—	—	4,150
Proceeds from loan origination fees	(143)	(144)	(22)	—	—	(309)
Accretion of loan origination fees	286	77	8	—	—	371
Accretion of original issue discount	376	120	5	—	—	501

Balance, September 30, 2014	$217,659	$71,956	$42,217	$4,650	$—	$336,482

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Net change in unrealized (depreciation) of $(825) and $(4,958) for the three and nine months ended September 30, 2014, respectively, were attributable to Level 3 investments held at September 30, 2014. Net change in unrealized (depreciation) of $(2,077) and $(4,046) for the three and nine months ended September 30, 2013, respectively, were attributable to Level 3 investments held at September 30, 2013.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of September 30, 2014 and December 31, 2013. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at September 30, 2014	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Subordinated notes	$213,092	Discounted cash flow	Weighted average cost of capital	11.8% – 22.1% (14.6%)
	4,567	Enterprise value	Revenue multiples	5.5x – 5.5x (5.5x)
Senior secured loans	71,956	Discounted cash flow	Weighted average cost of capital	7.1% – 17.0% (13.2%)
Equity investments:
Equity	42,217	Enterprise value	EBITDA multiples	4.5x – 10.4x (6.5x)
Warrants	4,650	Enterprise value	EBITDA multiples	5.0x – 9.5x (6.8x)

	Fair Value at December 31, 2013	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Subordinated notes	$208,226	Discounted cash flow	Weighted average cost of capital	10.9% – 24.0% (15.5%)
	6,174	Enterprise value	EBITDA multiples	4.5x – 5.5x (4.9x)
			Revenue multiples	0.3x – 0.5x (0.5x)
Senior secured loans	53,387	Discounted cash flow	Weighted average cost of capital	10.9% – 16.6% (14.4%)
Equity investments:
Equity	32,560	Enterprise value	EBITDA multiples	4.5x – 10.4x (6.6x)
Warrants	6,634	Enterprise value	EBITDA multiples	4.7x – 9.5x (6.3x)

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. SBA debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of September 30, 2014 and December 31, 2013, the fair value of the Company’s SBA debentures using Level 3 inputs is estimated at $145,500 and $144,500, respectively, which is the same as the Company’s carrying value of the debentures.

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

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. For the three months ended September 30, 2014, the Investment Advisor waived $13 of the base management fee attributable to a portfolio investment that funded into escrow on September 30, 2014 but did not close until after the end of the quarter. The base management fee under the Investment Advisory Agreement for the three months ended September 30, 2014 and 2013 totaled $1,469 and $1,329 respectively. The base management fee under the Investment Advisory Agreement for the nine months ended September 30, 2014 and 2013 totaled $4,227 and $3,940, respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee for the three months ended September 30, 2014 and 2013 totaled $1,386 and $1,281, respectively. The income incentive fee for the nine months ended September 30, 2014 and 2013 totaled $3,881 and $3,797, respectively.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Formation Transactions, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee to be paid for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. On March 4, 2014, the Board, including all of the directors who are not “interested persons” of the Company, as that term is defined in the 1940 Act (the “Independent Directors”), approved an amendment to the Investment Advisory Agreement to remove the references to original cost in the calculation of net capital gains. The amendment to the Investment Advisory Agreement was effective March 4, 2014 and had the effect of reducing the capital gains incentive fee payable as of December 31, 2013, which had not yet been calculated and paid. As of September 30, 2014 and December 31, 2013, the capital gains incentive fee payable was $0 and $348, respectively. The aggregate amount of capital gains incentive fees paid through September 30, 2014 is $348.

In addition, the Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation). During the three and nine months ended September 30, 2014, the Company recognized reversals of accrued capital gains incentive fees of $66 and $866, respectively. During the three months ended September 30, 2013, the Company recognized a reversal of accrued capital gains incentive fees of $147. During the nine months ended September 30, 2013, the Company recognized accrued capital gains incentive fees totaling $1,846.

The sum of the income incentive fee and the capital gains incentive fee is the incentive fee and is reported in the consolidated statements of operations. Accrued management fees, income incentive fees and capital gains incentive fees are reported in the due to affiliates line in the consolidated statements of assets and liabilities.

Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect from year to year if approved annually by the Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of the Independent Directors. The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Investment Advisor and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of the Company’s outstanding voting securities may also terminate the Investment Advisory Agreement without penalty.

Administration Agreement: Concurrent with the Formation Transactions, the Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 4, 2014, the Board approved the renewal of the Administrative Agreement through June 20, 2015. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides it clerical, bookkeeping and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

managerial assistance to those portfolio companies to which the Company is required to provide such assistance. Under the Administration Agreement, administrative expenses for services provided for the three months ended September 30, 2014 and 2013 totaled $496 and $314, respectively. Under the Administration Agreement, administrative expenses for services provided for the nine months ended September 30, 2014 and 2013 totaled $1,289 and $815. Accrued administrative expenses are reported in the due to affiliates line in the consolidated statements of assets and liabilities.

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

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of September 30, 2014, the Company was in compliance in all material respect with the terms of the Credit Facility and there were no amounts outstanding under the Credit Facility.

For the three months ended September 30, 2014 and 2013, commitment fees related to the unused portion of the Credit Facility of $76 and $0, respectively, are included in interest and financing expenses on the consolidated statements of operations. For the nine months ended September 30, 2014 and 2013, commitment fees related to the Credit Facility of $89 and $0, respectively, are included in interest and financing expenses on the consolidated statements of operations. As of September 30, 2014 and December 31, 2013, accrued interest and fees payable related to the Credit Facility totaled $0 and $0, respectively.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs and such debentures are guaranteed by the SBA. The SBA has made commitments to purchase $175,000 of SBA debentures from the Company on or before September 30, 2017. Unused commitments as of September 30, 2014 and December 31, 2013 were $29,500 and $30,500, respectively. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

As of September 30, 2014 and December 31, 2013, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling Date(1)	Maturity Date	Fixed Interest Rate	September 30, 2014	December 31, 2013
3/26/2008	3/1/2018	6.188%	$24,750	$24,750
9/24/2008	9/1/2018	6.442	11,950	11,950
3/25/2009	3/1/2019	5.337	19,750	19,750
9/23/2009	9/1/2019	4.950	10,000	10,000
3/24/2010	3/1/2020	4.825	13,000	13,000
9/22/2010	9/1/2020	3.932	12,500	12,500
3/29/2011	3/1/2021	4.801	1,550	1,550
9/21/2011	9/1/2021	3.594	3,250	3,250
3/21/2012	3/1/2022	3.483	3,250	3,250
3/21/2012	3/1/2022	3.051	19,000	19,000
9/19/2012	9/1/2022	2.530	11,000	11,000
9/19/2012	9/1/2022	3.049	11,500	11,500
3/27/2013	3/1/2023	3.155	3,000	3,000
9/24/2014	9/1/2024	3.775	1,000	—

			$145,500	$144,500

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Interest on SBA debentures is payable semi-annually on March 1 and September 1. For the three months ended September 30, 2014 and 2013, interest and financing expenses on outstanding SBA debentures amounted to $1,662 and $1,657, respectively. For the nine months ended September 30, 2014 and 2013, interest and financing expenses on outstanding SBA debentures amounted to $4,924 and $4,907, respectively. As of September 30, 2014 and December 31, 2013, accrued interest and fees payable related to the SBA debentures totaled $541 and $2,198, respectively. The weighted average fixed interest rate for all SBA debentures as of September 30, 2014 and December 31, 2013 was 4.5% and 4.6%, respectively.

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statement of operations using the straight-line method, which approximates the effective interest method, over the term of the respective financing instrument. Deferred financing cost amortization for the three months ended September 30, 2014 and 2013 was $196 and $130, respectively. Deferred financing cost amortization for the nine months ended September 30, 2014 and 2013 was $469 and $380, respectively. Deferred financing costs related to the Credit Facility and SBA debentures as of September 30, 2014 and December 31, 2013, were as follows:

	September 30, 2014	December 31, 2013
SBA debenture commitment fees	$1,750	$1,750
SBA debenture leverage fees	3,528	3,504
Credit Facility upfront fees	893	—

Subtotal	6,171	5,254
Accumulated amortization	(2,571)	(2,102)

Net deferred financing costs	$3,600	$3,152

Note 7. Commitments and Contingencies

Commitments: As of September 30, 2014, the Company had four unfunded revolving loan commitments totaling $3,364 to portfolio companies and two unfunded loan commitments totaling $6,726 to a portfolio company. As of December 31, 2013, the Company had two unfunded revolving loan commitments totaling $1,500, two unfunded loan commitments totaling $4,589 to portfolio companies and one unfunded capital commitment of $308 related to a portfolio company. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with financial and nonfinancial covenants. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,
	2014	2013
Per share data:
Net asset value at beginning of period	$15.35	$15.32
Net investment income(1)	1.20	0.99
Net realized (loss) gain on investments (net of taxes)(1)	(0.34)	1.91
Net unrealized appreciation (depreciation) on investments(1)	0.02	(1.22)

Total increase from investment operations(1)	0.88	1.68
Accretive effect of share issuance above NAV	0.19	0.16
Dividends to stockholders	(1.24)	(1.18)

Net asset value at end of period	$15.18	$15.98

Market value at end of period	$16.51	$19.40

Shares outstanding at end of period	15,943,139	13,734,336
Weighted average shares outstanding during the period	13,784,936	13,452,768
Ratios to average net assets:
Expenses other than incentive fee(2)	7.9%	7.4%
Incentive fee(2)	1.8%	3.6%

Total expenses(2)	9.7%	11.0%
Net investment income(2)	10.2%	8.5%
Total return(3)	(18.4)%	25.1%
Net assets at end of period	$241,950	$219,409
Average debt outstanding	$145,000	$144,500
Average debt per share(1)	$10.52	$10.74
Portfolio turnover ratio(2)	14.1%	36.7%

(1)	Weighted average per share data.
(2)	Annualized for periods less than one year.
(3)	The total return for the nine months ended September 30, 2014 and 2013 equals the change in the ending market value of the Company’s common stock plus dividends paid per share during the period, divided by the beginning common stock price and is not annualized.

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the nine months ended September 30, 2014 and 2013.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Fiscal Nine Months September 30, 2013:
2/22/2013	3/14/2013	3/28/2013	$0.38	$4,822	20,501	$376
5/1/2013	6/12/2013	6/26/2013	$0.38	$4,893	17,415	$313
7/31/2013	9/12/2013	9/26/2013	$0.38	$4,902	15,899	$310
7/31/2013(1)	9/12/2013	9/26/2013	$0.04	$516	1,674	$33

			$1.18	$15,133	55,489	$1,032

Fiscal Nine Months September 30, 2014:
2/18/2014	3/21/2014	3/31/2014	$0.38	$5,028	10,410	$199
5/5/2014	6/13/2014	6/27/2014	$0.38	$5,037	9,459	$194
5/5/2014(2)	7/25/2014	7/31/2014	$0.05	$664	1,368	$25

5/5/2014(3)	8/25/2014	8/29/2014	$0.05	$660	1,567	$29
5/5/2014	9/12/2014	9/26/2014	$0.38	$5,095	11,562	$198

			$1.24	$16,484	34,366	$645

(1)	Special dividend of $0.04 per share.
(2)	Special dividend of $0.05 per share.
(3)	Special dividend of $0.05 per share.

For the nine months ended September 30, 2014, $645 of the total $17,129 paid to stockholders represented DRIP participation. During this period, the Company satisfied the DRIP participation requirements with the issuance of 34,366 shares at

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

an average value of $18.78 per share at the date of issuance. For the nine months ended September 30, 2013, $1,032 of the total $16,165 paid to stockholders represented DRIP participation. During this period, the Company satisfied the DRIP participation requirements with the issuance of 55,489 shares at an average value of $18.61 per share at the date of issuance.

Since the Company’s IPO, dividends and distributions to stockholders total $65,419 or $5.28 per share.

Note 10. Subsequent Events

On October 2, 2014, the Company invested $6,000 in the senior secured loan of Plymouth Rock Energy, LLC, a leading retail energy marketer for the domestic natural gas and electricity industries.

On October 31, 2014, the Company invested $10,500 in the subordinated notes of Grindmaster Corporation, a leading global manufacturer of commercial beverage dispensing and complementary foodservice equipment.

On November 4, 2014, the Board declared a regular quarterly dividend of $0.38 per share and a special dividend of $0.10 per share, both of which are payable on December 19, 2014 to shareholders of record as of December 5, 2014.

On November 5, 2014, the Company invested $7,200 in the subordinated notes and common equity of FDS Avionics Corp., doing business as Flight Display Systems, a leading designer, developer and light manufacturer of avionics focusing on cabin electronics for business and commercial aircraft and ruggedized special mission monitors and other retrofit solutions for military aircraft.

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

In February 2013, we issued 1,725,000 shares of common stock in a follow-on public offering, including shares purchased by the underwriters pursuant to their exercise of the over-allotment option, at an offering price of $17.60 per share resulting in net proceeds of approximately $28.9 million after deducting underwriting commissions and offering costs totaling $1.5 million.

In August 2014, we entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which the Company could sell, by means of at-the-market offerings from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million (the “ATM Program”). During the period from August 21, 2014 through September 30, 2014, 153,541 shares of our common stock were sold at an average offering price of $18.56 per share resulting in net proceeds of $2.8 million after commissions to the sales agent on shares sold and offering costs of $0.1 million.

In September 2014, we issued 2,000,000 shares of our common stock in a follow-on public offering at an offering price of $17.00 per share, resulting in net proceeds of approximately $32.4 million after deducting underwriting commissions and offering costs totaling $1.6 million. We received such proceeds on October 3, 2014.

Our shares are listed on The NASDAQ Global Select Market under the symbol “FDUS.”

On March 29, 2013, we commenced operations of a second wholly-owned subsidiary, Fund II. Fund I and Fund II are collectively referred to as the “Funds.”

Fund I received its SBIC license on October 22, 2007 and Fund II received its SBIC license on May 28, 2013. We plan to continue to operate the Funds as SBICs, subject to SBA approval, and to utilize the proceeds of the sale of SBA debentures to enhance returns to our stockholders. We have also made, and continue to make, investments directly through FIC. We believe that utilizing FIC and the Funds as investment vehicles provides us with access to a broader array of investment opportunities. Given our access to lower cost capital through the SBA’s SBIC debenture program, we expect that the majority of our investments will continue to be made through the Funds until such time as we have met the limit for funds we can borrow under the SBIC Debenture Program. As of September 30, 2014, we had investments in 37 portfolio companies with an aggregate fair value of $336.5 million and cost of $344.4 million.

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

Portfolio Composition, Investment Activity and Yield

During the nine months ended September 30, 2014, we invested $62.6 million in debt and equity investments, including four new portfolio companies. These investments consisted of subordinated notes ($33.7 million, or 53.8%), senior secured loans ($22.2 million, or 35.5%), equity securities ($6.3 million, or 10.1%), and warrants ($0.4 million, or 0.6%). During the nine months ended September 30, 2014 we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $33.3 million. During the nine months ended September 30, 2013, we invested $79.6 million in debt and equity investments, including four new portfolio companies. These new investments consisted of subordinated notes ($62.9 million, or 79.0%), a senior secured loan ($5.6 million, or 7.1%), equity securities ($10.8 million, or 13.6%) and warrants ($0.2 million, or 0.3%). During the nine months ended September 30, 2013 we received proceeds from repayments of principal, including return of capital dividends and realized gains, of $90.3 million.

As of September 30, 2014, the fair value of our investment portfolio totaled $336.5 million and consisted of 37 portfolio companies. As of September 30, 2014, our debt portfolio was primarily comprised of fixed rate investments. Overall, the portfolio had a net unrealized depreciation of $7.9 million as of September 30, 2014. Our average portfolio company investment at amortized cost was $9.3 million as of September 30, 2014.

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

The weighted average yields on debt investments at their cost basis at September 30, 2014 and December 31, 2013 were 13.8% and 14.5%, respectively. The weighted average yields were computed using the effective interest rates for debt investments at cost as of September 30, 2014 and December 31, 2013, including the accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any.

The following table shows the portfolio composition by investment type at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Subordinated notes	64.7%	69.8%	65.5%	69.9%
Senior secured loans	21.4	17.4	20.7	16.8
Equity	12.5	10.6	11.9	11.1
Warrants	1.4	2.2	1.9	2.2
Royalty rights	—	—	—	—

Total	100.0%	100.0%	100.0%	100.0%

The following table shows the portfolio composition by geographic region at fair value and cost as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company:

	Fair Value		Cost
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Southeast	29.2%	17.9%	28.6%	17.7%
West	22.4	24.9	20.6	24.0
Northeast	18.1	19.4	17.3	18.9
Midwest	17.3	21.9	19.8	23.6
Southwest	13.0	15.9	13.7	15.8

Total	100.0%	100.0%	100.0%	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Healthcare services	12.0%	10.6%	12.1%	10.1%
Oil & gas services	10.3	4.6	10.0	4.5
Aerospace & defense manufacturing	9.0	11.2	7.7	9.6
Healthcare products	8.7	8.8	7.9	8.5
Industrial cleaning & coatings	4.8	5.1	4.7	5.1
Transportation services	4.6	4.9	4.4	4.7
Financial services	4.3	4.8	3.9	4.5
Specialty distribution	4.0	4.3	3.3	3.6
Industrial products	3.7	2.0	3.6	1.9
Consumer products	3.4	3.7	3.3	3.5
Safety products manufacturing	3.2	3.5	3.1	3.4
Utility equipment manufacturing	3.2	3.5	2.9	3.2
Retail	3.1	3.3	3.0	3.2
Building products manufacturing	3.1	—	3.0	—
Printing services	2.9	3.1	2.9	3.0
Specialty chemicals	2.6	—	2.5	—
Commercial cleaning	2.6	2.7	2.5	2.7
Information technology services	2.5	2.6	2.9	3.1
Components manufacturing	2.3	2.6	2.3	2.5
Business services	2.3	2.4	2.2	2.4
Laundry services	1.7	1.8	1.6	1.6
Retail cleaning	1.7	2.3	2.9	2.8
Restaurants	1.6	1.9	1.4	3.4
Apparel distribution	1.5	1.6	1.5	1.7
Specialty cracker manufacturing	0.5	0.4	0.4	0.4
Electronic components supplier	0.4	3.6	4.0	6.2
Debt collection services	—	1.9	—	1.8
Furniture rental	—	2.8	—	2.6

Total	100.0%	100.0%	100.0%	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
Investment Rating	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
	(dollars in thousands)
1	$53,641	15.9%	$44,572	14.5%
2	268,235	79.8	229,113	74.6
3	9,827	2.9	30,322	9.9
4	4,779	1.4	—	—
5	—	—	2,974	1.0

Totals	$336,482	100.0%	$306,981	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of September 30, 2014 and December 31, 2013 was 1.9 and 2.0, respectively.

Non-Accrual

As of September 30, 2014, we had a debt investment in one portfolio company on non-accrual status, which had an aggregate cost and fair value of $6.5 million and $0.0 million, respectively. In addition, we had a debt investment in one portfolio company that was on non-accrual status only with respect to the PIK interest component of the investment, which had a cost and fair value of $7.5 million and $4.6 million, respectively. As of December 31, 2013, we had debt investments in one portfolio company on non-accrual status, which had a cost and fair value of $7.3 million and $3.0 million, respectively.

For the three and nine months ended September 30, 2014, we recognized unrealized depreciation on our non-accrual debt investments of $1.0 million and $6.1 million, respectively.

Discussion and Analysis of Results of Operations

Comparison of three months ended September 30, 2014 and September 30, 2013

Investment Income

For the three months ended September 30, 2014, total investment income was $11.3 million, an increase of $1.0 million, or 10.3%, over the $10.3 million of total investment income for the three months ended September 30, 2013. The increase was primarily attributable to a $0.9 million increase in interest income which primarily resulted from higher average levels of debt investments outstanding and a $0.1 million increase in dividend income primarily due to higher average levels of income producing equity investments outstanding during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.

Expenses

For the three months ended September 30, 2014, total expenses, including income tax provision, were $5.7 million, an increase of $0.7 million or 14.2%, over the $5.0 million of total expenses for the three months ended September 30, 2013. Interest and financing expenses for the three months ended September 30, 2014 were $1.9 million, an increase of $0.1 million or 8.2%, compared to $1.8 million for the three months ended September 30, 2013 as a result of higher average balances of SBA debentures outstanding during 2014 and commitment fees related to the Credit Facility. The base management fee increased $0.1 million, or 10.5%, to $1.5 million for the three months ended September 30, 2014 due to higher average total assets less cash and cash equivalents for the three months ended September 30, 2014 than the comparable period in 2013. The incentive fee for the three months ended September 30, 2014 was $1.3 million, a $0.2 million, or 16.4%, increase from the $1.1 million incentive fee for the three months ended September 30, 2013 which was primarily the result of a $0.4 million increase in net investment income during the 2014 period compared to 2013. The administrative service fee, professional fees and other general and administrative expenses increased $0.2 million, or 27.8%, to $0.9 million primarily due to increased personnel costs.

Net Investment Income

As a result of the $1.0 million increase in total investment income and the $0.7 million increase in total expenses, net investment income for the three months ended September 30, 2014 was $5.6 million, which was an increase of $0.4 million, or 6.7%, compared to net investment income of $5.3 million during the three months ended September 30, 2013.

Net Increase in Net Assets Resulting From Operations

For the three months ended September 30, 2014, net realized losses on investments was $6.7 million as a result of realized losses on investments in one non-control/non-affiliate portfolio company, which were partially offset by realized gains on investments in three non-control/non-affiliate portfolio companies. For the three months ended September 30, 2013, the total realized gain on investments was $24.6 million, which consisted of realized gains on investments in a control portfolio company and realized gains on investments in a non-control/non-affiliate portfolio company.

During the three months ended September 30, 2014, we recorded a net change in unrealized appreciation on investments of $6.4 million attributable to (i) the reversal of net unrealized depreciation on investments of $7.2 million related to the exit or sale of investments, resulting in unrealized appreciation, (ii) net unrealized depreciation of $1.2 million on debt investments and (iii) net unrealized appreciation of $0.4 million on equity investments. During the three months ended September 30, 2013, we recorded net unrealized appreciation of $25.4 million attributable to (i) the reversal of net unrealized appreciation on investments of $23.3 million related to the exit or sale of investments, resulting in unrealized depreciation, (ii) net unrealized depreciation of $1.6 million on debt investments and (iii) net unrealized depreciation of $0.5 million on equity investments.

As a result of these events, our net increase in net assets resulting from operations during the three months ended September 30, 2014 was $5.3 million, or an increase of $0.8 million, or 16.8%, compared to a net increase in net assets resulting from operations of $4.5 million during the prior year period.

Comparison of nine months ended September 30, 2014 and September 30, 2013

Investment Income

For the nine months ended September 30, 2014, total investment income was $32.5 million, an increase of $1.9 million, or 6.3%, over the $30.6 million of total investment income for the nine months ended September 30, 2013. The increase was primarily attributable to a $1.1 million increase in interest income and a $0.6 million increase in fee income from investments. The $1.1 million increase in interest income is primarily due to higher average levels of portfolio debt investments outstanding during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The fee income increase of $0.6 million is the result of an increase in the prepayment fees during the nine months ended September 30, 2014 compared to the prior year.

Expenses

For the nine months ended September 30, 2014, total expenses, including income tax provision, were $15.9 million, a decrease of $1.3 million or 7.6%, over the $17.2 million of total expenses, including income tax provision, for the nine months ended September 30, 2013. The base management fee increased $0.3 million, or 7.3%, due to higher average total assets less cash and cash equivalents for the nine months ended September 30, 2014 than the comparable period in 2013. The incentive fee for the nine months ended September 30, 2014 was $3.0 million, a $2.6 million, or 46.6%, decrease from the $5.6 million incentive fee for the nine months ended September 30, 2013 which was primarily the result of a $13.7 million decrease in net (loss) gain on investments during the 2014 period compared to 2013. The administrative service fee, professional fees and other general and administrative expenses increased $0.8 million, or 36.7%, to $3.1 million primarily due to increased personnel costs and a change in the timing of audit related work.

Net Investment Income

As a result of the $1.9 million increase in total investment income and the $1.3 million decrease in total expenses, net investment income for the nine months ended September 30, 2014 was $16.6 million, which was an increase of $3.2 million, or 24.1%, compared to net investment income of $13.4 million during the nine months ended September 30, 2013.

Net Increase in Net Assets Resulting From Operations

For the nine months ended September 30, 2014, net realized losses on investments was $4.8 million as a result of realized losses on investments in one non-control/non-affiliate portfolio company, which were partially offset by realized gains on an investment in an affiliate portfolio company and investments in four non-control/non-affiliate portfolio companies. For the nine months ended September 30, 2013, the total realized gain on investments was $25.7 million, which consisted of realized gains on investments in a control portfolio company and realized gains on investments in two non-control/non-affiliate portfolio companies.

During the nine months ended September 30, 2014, we recorded a net change in unrealized appreciation on investments of $0.3 million attributable to (i) the reversal of net unrealized depreciation on investments of $5.3 million related to the exit or sale of investments, resulting in unrealized appreciation, (ii) net unrealized depreciation of $8.7 million on debt investments and (iii) net unrealized appreciation of $3.7 million on equity investments. During the nine months ended September 30, 2013, we recorded net unrealized depreciation of $16.5 million attributable to (i) the reversal of net unrealized appreciation on investments of $12.4 million related to the exit or sale of investments, resulting in unrealized depreciation, (ii) net unrealized depreciation of $3.5 million on debt investments and (ii) net unrealized depreciation of $0.6 million on equity investments.

As a result of these events, our net increase in net assets resulting from operations during the nine months ended September 30, 2014 was $12.1 million, a decrease of $10.5 million, or 46.4%, compared to a net increase in net assets resulting from operations of $22.6 million during the prior year period.

Liquidity and Capital Resources

As of September 30, 2014, we had $8.5 million in cash and cash equivalents and our net assets totaled $242.0 million. Cash and cash equivalents at September 30, 2014 does not include approximately $32.4 million of net proceeds from the issuance of 2,000,000 shares of common stock on September 30, 2014, which were received on October 3, 2014. We believe that our current cash and cash equivalents on hand, our available SBA leverage, our Credit Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations for at least the next 12 months. We intend to generate additional cash primarily from the ATM Program, future offerings of securities, and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders.

Cash Flows

For the nine months ended September 30, 2014, we experienced a net decrease in cash and cash equivalents in the amount of $44.9 million. During that period, we used $28.4 million of cash for operating activities, primarily for the funding of $62.6 million of investments, which was partially offset by the proceeds from sales and repayments of investments of $33.3 million. During the same period, we used $16.5 million for financing activities, primarily consisting of cash dividends paid to stockholders of $16.5 million and a $2.9 million payment for taxes paid on behalf of the stockholders related to the 2013 deemed distribution, which was partially offset by proceeds received from stock offerings, net of expenses, of $2.8 million.

For the nine months ended September 30, 2013, we experienced a net increase in cash and cash equivalents in the amount of $33.9 million. During that period, we generated $20.4 million in cash in operating activities primarily from $90.3 million of investment sale and repayments received and $13.4 million of net investment income partially offset by funding of $79.6 million of investments and $6.5 million of interest payments. During the same period, we generated $13.5 million from financing activities, consisting primarily of proceeds from a follow-on equity offering of $28.9 million, net of expenses. This increase was partially offset by cash dividends paid to stockholders in the amount of $15.1 million.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of additional debt and equity capital.

The Funds are licensed SBICs, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 200.0% of an SBIC’s regulatory capital or $150.0 million, whichever is less. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $225.0 million. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of September 30, 2014, Fund I had $144.5 million of outstanding SBA debentures. Based on its $75.0 million of regulatory capital as of September 30, 2014, Fund I has the current capacity to issue up to an additional $5.5 million of SBA debentures. As of September 30, 2014, Fund II had $1.0 million of outstanding SBA debentures. Based on its $25.0 million of regulatory capital as of September 30, 2014, Fund II has the current capacity to issue up to an additional $49.0 million of SBA debentures. As of September 30, 2014, the weighted average interest rate of the SBA debentures was 4.5%. For more information on the SBA debentures, please see Note 6 to our consolidated financial statements.

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

We have made customary representations and warranties and are required to comply with various affirmative, negative and financial covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of September 30, 2014, we are in compliance with all covenants of the Credit Facility and there were no amounts outstanding under the Credit Facility.

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

On August 21, 2014, we entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which we could sell, by means of at-the-market offerings from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. During the period from August 21, 2014 through September 30, 2014, we sold 153,541 shares of our common stock at an average offering price of $18.56 per share resulting in net proceeds of $2.8 million, after commissions to the sales agent on shares sold and offering costs of $0.1 million.

Current Market Conditions

Though global credit and other financial market conditions have improved and stability has increased throughout the international financial system, the uncertainty surrounding the United States’ rapidly increasing national debt and continuing global economic malaise have kept markets volatile. These unstable conditions could continue for a prolonged period of time. Although we have been able to secure access to additional liquidity, including our follow-on stock offerings, the ATM Program and leverage available through the SBIC program and Credit Facility, there is no assurance that debt or equity capital will be available to us in the future on favorable terms, or at all.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2014, we had off-balance sheet arrangements consisting of four unfunded revolving loan commitments totaling $3.4 million to portfolio companies and two unfunded loan commitment totaling $6.7 million to a portfolio company. As of December 31, 2013, we had off-balance sheet arrangements consisting of two unfunded revolving loan commitments totaling $1.5 million, two unfunded loan commitments totaling $4.6 million to portfolio companies, and one unfunded capital commitment of $0.3 million related to a portfolio company.

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

Edward H. Ross, our Chairman and Chief Executive Officer, Shelby E. Sherard, our Chief Financial Officer, Chief Compliance Officer and Secretary, and Thomas C. Lauer, one of our directors, are all managers of Fidus Investment Advisors, LLC.

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

In connection with the IPO and our election to be regulated as a BDC, we applied for and received exemptive relief from the SEC on March 27, 2012 to allow us to take certain actions that would otherwise be prohibited by the 1940 Act, as applicable to BDCs. The relief permits FIC and Fund I to operate effectively as one company, specifically allowing them to: (1) engage in certain transactions with each other; (2) invest in securities in which the other is or proposes to be an investor; (3) file consolidated reports with the Commission; and (4) be subject to modified consolidated asset coverage requirements for senior securities issued by a BDC and its SBIC subsidiary. The fourth exemption described above allows us to exclude any indebtedness guaranteed by the SBA and issued by Fund I from the 200.0% asset coverage requirements applicable to us. Effective September 30, 2014, any SBA debentures issued by Fund II are not considered senior securities for purposes of the 200.0% asset coverage requirements.

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

Recent Developments

On October 2, 2014, we invested $6.0 million in the senior secured loan of Plymouth Rock Energy, LLC, a leading retail energy marketer for the domestic natural gas and electricity industries.

On October 31, 2014, we invested $10.5 million in the subordinated notes of Grindmaster Corporation, a leading global manufacturer of commercial beverage dispensing and complementary foodservice equipment.

On November 4, 2014, the Board declared a regular quarterly dividend of $0.38 per share and a special dividend of $0.10 per share, both of which are payable on December 19, 2014 to shareholders of record as of December 5, 2014.

On November 5, 2014, we invested $7.2 million in the subordinated notes and common equity of FDS Avionics Corp., doing business as Flight Display Systems, a leading designer, developer and light manufacturer of avionics focusing on cabin electronics for business and commercial aircraft and ruggedized special mission monitors and other retrofit solutions for military aircraft.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. As of September 30, 2014, our debt portfolio was primarily comprised of fixed rate investments. Assuming that the consolidated statements of assets and liabilities as of September 30, 2014 and December 31, 2013 were to remain constant, a hypothetical 100 basis point change in interest rates would not have a material effect on our level of interest income from debt investments or interest expense.

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

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “1934 Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There were no changes in our internal control over financial reporting during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FIDUS INVESTMENT CORPORATION

Date: November 6, 2014	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2014	/s/ SHELBY E. SHERARD
Shelby E. Sherard
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.