Form 10-K
period 2014-12-31
FIDUS INVESTMENT Corp
filed 2015-03-05
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2014 based on the closing price on that date of $20.54 on the NASDAQ Global Select Market was $277,413,307. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 16,051,037 shares of the registrant’s common stock outstanding as of March 2, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2015 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2014.

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could later prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in Item 1A entitled “Risk Factors” in Part 1 and elsewhere in this Annual Report. You should not place undue reliance on these forward-looking statements as a prediction of actual results, which apply only as of the date of this Annual Report. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. The forward-looking statements and projections contained in this Annual Report are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, or the Securities Act.

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

On March 29, 2013, we commenced operations of a new wholly-owned investment fund, Fidus Mezzanine Capital II, L.P. (“Fund II”) and on May 28, 2013, were granted a second license by the SBA to operate Fund II as an SBIC. Collectively, Fund I and Fund II are referred to as the “Funds.” The Funds are licensed by the SBA as SBICs and we plan to continue to operate the Funds as SBICs, subject to SBA approval, and to utilize the proceeds of the sale of SBA-guaranteed debentures to enhance returns to our stockholders. We have also made, and continue to make, investments directly through FIC. We believe that utilizing both FIC and the Funds as investment vehicles provides us with access to a broader array of investment opportunities. Given our access to lower cost capital through the SBA’s SBIC debenture program, we expect that the majority of our investments will continue to be made through the Funds until the Funds reach their borrowing limit (currently $225.0 million) under the program.

As a result of the IPO and the Formation Transactions described above, we and Fund I are externally managed, closed-end, non-diversified investment companies that have elected to be treated as BDCs under the 1940 Act. Fund II is not a BDC or investment company under the 1940 Act based on the exclusion from the definition of investment company contained in Section 3(c)(7) of the 1940 Act. In addition, FIC has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2014, our shares were listed on the NASDAQ Global Select Market under the symbol “FDUS.”

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

We invest in companies that possess some or all of the following attributes: predictable revenues; positive cash flows; defensible and/or leading market positions; diversified customer and supplier bases; and proven management teams with strong operating discipline. We target companies in the lower middle-market with annual earnings, before interest, taxes, depreciation and amortization, or EBITDA, between $3.0 million and $20.0 million; however, we may from time to time opportunistically make investments in larger or smaller companies. Our investments typically range between $5.0 million and $20.0 million per portfolio company.

As of December 31, 2014, we had debt and equity investments in 42 portfolio companies with an aggregate fair value of $396.4 million. The weighted average yield on our debt investments as of December 31, 2014 was 13.4%. The weighted average yield was computed using the effective interest rates as of December 31, 2014, including accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

Available Information

Our headquarters are in Evanston, Illinois, and our internet address is www.fdus.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report. We make available free of charge through our website our proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the U.S. Securities and Exchange Commission (the “SEC”). You may read and copy all materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800- SEC-0330. The SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, like us, that file electronically with the SEC. Copies of this Annual Report and other reports are also available without charge by contacting us in writing at 1603 Orrington Avenue, Suite 1005, Evanston, Illinois 60201, Attention: Investor Relations.

Our Advisor

Our investment activities are managed by Fidus Investment Advisors, LLC, our investment advisor, and supervised by our board of directors, a majority of whom are not “interested persons” of FIC as defined in section 2(a)(19) of the 1940 Act, and who we refer to hereafter as the Independent Directors. Pursuant to the terms of the investment advisory and management agreement, which we refer to as the Investment Advisory Agreement, between us and our investment advisor, our investment advisor is responsible for determining the composition of our portfolio, including sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. Our investment advisor’s investment professionals seek to capitalize on their significant deal origination and sourcing, underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience. These professionals have developed a broad network of contacts within the investment community, have gained extensive experience investing in assets that constitute our primary focus and have expertise in investing across all levels of the capital structure of lower middle-market companies.

Our relationship with our investment advisor is governed by and dependent on the Investment Advisory Agreement and may be subject to conflicts of interest. We pay our investment advisor a fee for its services under the Investment Advisory Agreement consisting of two components—a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.75% of the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts). The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of our “pre-incentive fee net investment income” for the immediately preceding quarter, subject to a 2.0% preferred return, or “hurdle,” and a “catch up” feature. The second part is determined and payable in arrears as of the end of each fiscal year in an amount equal to 20.0% of our realized capital gains, if any, on a cumulative basis from inception through the end of each fiscal year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any capital gain incentive fees paid in prior years. We accrue, but do not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. For more information about how we compensate our investment advisor, see “Management and Other Agreements - Investment Advisory Agreement.”

Among other things, our board of directors is charged with protecting our interests by monitoring how our investment advisor addresses conflicts of interest associated with its management services and compensation. Our board of directors is not expected to review or approve each borrowing or incurrence of leverage. However, our board of directors periodically reviews our investment advisor’s portfolio management decisions and portfolio performance. In addition, our board of directors at least annually reviews the services provided by and fees paid to our investment advisor. In connection with these reviews, our board of directors, including a majority of our Independent Directors, considers whether the fees and expenses (including those related to leverage) that we pay to our investment advisor are fair and reasonable in relation to the services provided. Renewal of our Investment Advisory Agreement must be approved each year by our board of directors, including a majority of our Independent Directors.

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

Business Strategy

We intend to accomplish our goal of becoming the premier provider of capital to and value-added partner of lower middle-market companies by:

Leveraging the Experience of Our Investment Advisor. Our investment advisor’s investment professionals have significant experience investing in, lending to and advising companies across multiple industries and changing market cycles. These professionals have diverse backgrounds with prior experience in senior management positions at investment banks, specialty finance companies, commercial banks and privately and publicly held companies and have extensive experience investing across all levels of the capital structure of lower middle-market companies. We believe these professionals possess an in-depth understanding of the strategic, financial and operational challenges and opportunities of lower middle-market companies, enabling our investment advisor to effectively identify, assess, structure and monitor our investments.

Capitalizing on Our Strong Transaction Sourcing Network. Our investment advisor’s investment professionals possess an extensive network of long-standing relationships with private equity firms, middle-market senior lenders, junior capital partners, financial intermediaries and management teams of privately owned businesses. We believe that the combination of our investment advisor’s relationships and our reputation as a reliable, responsive and value-added financing partner helps generate a steady stream of new investment opportunities and proprietary deal flow.

Serving as a Value-Added Partner with Customized Financing Solutions. We follow a partnership-oriented investment approach and focus on opportunities where we believe we can add value to a portfolio company. We primarily concentrate on industries or market niches in which the investment professionals of our investment advisor have prior experience. These professionals also have expertise in structuring securities at all levels of the capital structure, which we believe positions us well to meet the unique financing needs of our portfolio companies. We invest primarily in mezzanine debt securities, typically coupled with an equity interest; however, on a selective basis we may invest in senior secured or unitranche loans. Further, as a publicly-traded BDC, we have a longer investment horizon without the capital return requirements of traditional private investment vehicles. We believe this flexibility enables us to generate attractive risk-adjusted returns on invested capital and enables us to be a better long-term partner for our portfolio companies. We believe that by leveraging the industry and structuring expertise of our investment advisor coupled with our long-term investment horizon, we are well positioned to be a value-added partner for our portfolio companies.

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

Maintaining Portfolio Diversification. We seek to maintain a portfolio of investments that is appropriately diversified among companies, industries, geographic regions and end markets. We have made investments in portfolio companies in the following industries: business services, industrial products and services, value-added distribution, healthcare products and services, consumer products and services (including retail, food and beverage), energy services, defense and aerospace, transportation and logistics, information technology services and niche manufacturing. We believe that investing across various industries helps mitigate the potential effects of negative economic events for particular companies, regions and industries.

Benefiting from Lower Cost of Capital. The Funds’ SBIC licenses allow us to issue SBA-guaranteed debentures. These SBA debentures carry long-term fixed rates that are generally lower than rates on comparable bank and public debt. Because lower-cost SBA leverage is, and will continue to be, a significant part of our funding strategy, our relative cost of debt capital should be lower than many of our competitors. The SBA regulations currently limit the amount that is available to be borrowed by the Funds to $225.0 million in aggregate.

Investments

We seek to create a diversified investment portfolio that primarily includes mezzanine loans and equity securities. Our investments typically range between $5.0 million to $20.0 million per portfolio company, although this investment size may vary proportionately with the size of our capital base. Our investment objective is to provide attractive risk-adjusted returns by generating both current income from our debt investments and capital appreciation from our equity related investments. We may invest in the equity securities of our portfolio companies, such as preferred stock, common stock, warrants and other equity interests, either directly or in conjunction with our debt investments.

Mezzanine Debt Investments. We typically invest in mezzanine debt, which includes senior subordinated notes and junior secured loans. These loans typically have higher fixed interest rates (often representing a combination of cash pay and payment-in-kind interest), prepayment penalties and amortization of principal deferred to maturity, as well as origination and other fees. Subordinated loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. Subordinated investments are generally more volatile than secured loans and may involve a greater risk of loss of principal. In certain situations where we are able to structure an investment as a junior secured loan, we will obtain a junior security interest in the assets of these portfolio companies that will serve as collateral in support of the repayment of such loan. This collateral may take the form of second-priority liens on the assets of a portfolio company.

Senior Secured Loans. We also opportunistically structure some of our debt investments as senior secured or unitranche loans. Senior secured loans typically provide for a fixed interest rate and may contain some minimum principal amortization, excess cash flow sweep features and prepayment penalties. Senior secured loans are secured by a first or second priority lien on all existing and future assets of the borrower and may take the form of term loans or revolving lines of credit. Unitranche debt financing involves issuing one debt security that blends the risk and return profiles of both secured and subordinated debt and typically involves a first priority lien on all existing and future assets of the borrower. We believe that unitranche debt can be attractive for many lower middle-market companies given their size in order to reduce structural complexity and potential conflicts among creditors.

Equity Securities. Our equity securities typically consist of either a direct minority equity investment in common or preferred stock or membership/partnership interests of a portfolio company, or we may receive warrants to buy a minority equity interest in a portfolio company in connection with a debt investment. Warrants we receive with our debt investments typically require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. Our equity investments are typically not control-oriented investments, and in many cases, we acquire equity securities as part of a group of private equity investors in which we are not the lead investor. We may structure such equity investments to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events. In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights. Our equity investments typically are made in connection with debt investments to the same portfolio companies.

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

As of December 31, 2014, we had investments in 42 portfolio companies with an aggregate fair value of $396.4 million. As of December 31, 2013, we had investments in 37 portfolio companies with an aggregate fair value of $307.0 million.

The following table shows the portfolio composition by geographic region at fair value as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	Fair Value As of December 31,
	2014	2013
Southeast	28.6%	17.9%
Midwest	23.9	21.9
West	19.9	24.9
Northeast	16.9	19.4
Southwest	10.7	15.9

Total	100.0%	100.0%

The following table shows the detailed industry segment composition of our portfolio at fair value as a percentage of total investments.

	Fair Value As of December 31,
	2014	2013
Healthcare products	11.2%	8.8%
Healthcare services	10.3	10.6
Specialty distribution	10.3	4.3
Aerospace & defense manufacturing	9.4	11.2
Oil & gas services	8.6	4.6
Consumer products	5.6	3.7
Components manufacturing	4.3	2.6
Industrial cleaning & coatings	4.1	5.1
Transportation services	4.0	4.9
Financial services	3.7	4.8
Building products manufacturing	3.6	—
Business services	3.1	2.4
Retail	2.7	3.3
Safety products manufacturing	2.7	3.5
Utility equipment manufacturing	2.6	3.5
Printing services	2.4	3.1
Information technology services	2.3	2.6
Specialty chemicals	2.2	—
Restaurants	1.7	1.9
Apparel distribution	1.5	1.6
Laundry services	1.5	1.8
Retail cleaning	1.1	2.3
Specialty cracker manufacturing	0.5	0.4
Electronic components supplier	0.4	3.6
Commercial cleaning	0.2	2.7
Debt collection services	—	1.9
Industrial products	—	2.0
Furniture rental	—	2.8

Total	100.0%	100.0%

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

Significant Equity Value. We believe the existence of significant underlying equity value provides important support to our debt investments. With respect to our debt investments, we look for portfolio companies where management/sponsors have provided significant equity funding and where we believe aggregate enterprise value significantly exceeds aggregate indebtedness, after consideration of our investment.

Viable Exit Strategy. We invest in portfolio companies that we believe will provide steady cash flows to service our debt, ultimately repay our loans and provide working capital for their respective businesses. In addition, we seek to invest in companies whose business models and expected future cash flows offer attractive exit possibilities for our equity investments. We expect to exit our investments typically through one of three scenarios: (a) the sale of the portfolio company resulting in repayment of all outstanding debt and monetization of equity; (b) the recapitalization of the portfolio company through which our investments are replaced with debt or equity from a third party or parties; or (c) the repayment of the initial or remaining principal amount of our debt investment from cash flow generated by the portfolio company. In some investments, there may be scheduled amortization of some portion of our debt investment that would result in a partial exit of our investment prior to the maturity of the debt investment.

Investment Committee

Our investment advisor has formed an investment committee to evaluate and approve all of our investments. The investment committee process is intended to bring the diverse experience and perspectives of the committee’s members to the analysis and consideration of each investment. The investment committee also serves to provide investment consistency and adherence to our investment advisor’s core investment philosophy and policies. The investment committee also determines appropriate investment sizing and suggest ongoing monitoring requirements.

The members of the investment committee are Edward H. Ross, Thomas C. Lauer, John H. Grigg, John J. Ross, II, Paul E. Tierney, Jr. and W. Andrew Worth.

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

Investment Generation/Origination. Our investment origination efforts are focused on leveraging our investment advisor’s extensive network of long-standing relationships with private equity firms, middle-market senior lenders, junior-capital partners, financial intermediaries, service providers and management teams of privately owned businesses. We believe that our investment advisor’s investment professionals have reputations as reliable, responsive and value-added partners for lower middle-market companies. Our investment advisor’s focus and reputation as a valued-added partner generates a balanced mix of proprietary deal flow and a steady stream of new deal opportunities.

Initial Evaluation. After a potential transaction is received by our investment advisor, it will conduct an initial review of the transaction materials to determine whether it meets our investment criteria and complies with SBA and other regulatory compliance requirements.

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

Upon successful completion of the screening process, the deal team prepares a screening memorandum and makes a recommendation to the investment committee. At this time, the investment committee will also consider whether the investment would be made by us or through the Funds. If the investment committee supports the deal team’s recommendation, the deal team issues a non-binding term sheet to the potential portfolio company. Such a term sheet will typically include the key economic terms based on our analysis conducted during the screening process. Upon agreement on a term sheet with the potential portfolio company, our investment advisor will begin a formal diligence and underwriting process.

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

Documentation and Closing. Our investment advisor works with the management of a potential portfolio company and its other capital providers, including as applicable, senior, junior and equity capital providers to structure an investment. Our investment advisor structures each investment with an acute focus on capital preservation and will tailor the terms of each investment to the facts and circumstances of the transaction and the prospective portfolio company. We seek to limit the downside of our investments by:

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

•

Structuring financial covenants and terms in our debt investments that require a portfolio company to reduce leverage over time, thereby mitigating the risk of loss and increasing the likelihood of achieving targeted returns on investment. These methods may include, among others: leverage covenants requiring a decreasing ratio of debt to cash flow; cash flow covenants requiring an increasing ratio of cash flow to interest expense and possibly other cash expenses such as capital expenditures, cash taxes and mandatory principal payments; and debt incurrence prohibitions, or limiting a company’s ability to relever its balance sheet. In addition, limitations on asset sales and capital expenditures prevent a company from changing the nature of its business or capitalization without our consent.

We expect to hold most of our investments to maturity or repayment, but may exit our investments earlier if a liquidity event takes place, such as a sale or recapitalization of a portfolio company or if we determine that a sale of one or more of our investments is in our best interest.

Active Portfolio Management. Active portfolio monitoring is a vital part of our investment process and we continuously monitor the status and progress of the portfolio companies. The same deal team that was involved in the investment process will continue its involvement in the portfolio company post-investment. This provides for continuity of knowledge and allows the deal team to maintain a strong business relationship with key management of its portfolio companies for post-investment assistance and monitoring purposes.

As part of the monitoring process, the deal team conducts a comprehensive review of the financial and operating results of each portfolio company that includes a review of the monthly/quarterly financials relative to prior year and budget, a review of the financial projections including cash flow and liquidity needs, meeting with management, attending board meetings and reviewing compliance certificates and covenants. We will maintain an ongoing dialogue with the management and any controlling equity holders of a portfolio company that will include discussions about the company’s business plans and growth opportunities and any changes in industry and competitive dynamics. While we maintain limited involvement in the ordinary course operations of our portfolio companies, we may maintain a higher level of involvement in non-ordinary course financing or strategic activities and any non-performing scenarios. Our investment advisor’s portfolio management will also include quarterly portfolio reviews with all investment professionals and investment committee members.

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

•

Investment Rating 2 is used for investments that involve a level of risk similar to the risk at the time of origination. The portfolio company is performing substantially within our expectations and the risks factors are neutral or favorable. Each new portfolio investment enters our portfolio with Investment Rating 2.

•

Investment Rating 3 is used for investments performing below expectations and indicates the investment’s risk has increased somewhat since origination. The portfolio company requires closer monitoring, but we expect a full return of principal and collection of all interest and/or dividends.

•

Investment Rating 4 is used for investments performing materially below our expectations and the risk has increased materially since origination. The portfolio company has the potential for some loss of investment return, but we expect no loss of principal.

•	Investment Rating 5 is used for investments performing substantially below our expectations and the risks have increased substantially since origination. We expect some loss of principal.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2014 and 2013.

	As of December 31, 2014		As of December 31, 2013
Investment Rating	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
	(dollars in thousands)
1	$49,499	12.5%	$44,572	14.5%
2	297,024	74.9	229,113	74.6
3	48,814	12.3	30,322	9.9
4	1,018	0.3	—	—
5	—	—	2,974	1.0

Totals	$396,355	100.0%	$306,981	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of both December 31, 2014 and 2013 was 2.0.

Determination of Net Asset Value and Valuation Process

We determine the net asset value per share of our common stock on at least a quarterly basis, and more frequently if we are required to do so in connection with the issuance of shares of our common stock or pursuant to applicable federal laws and regulations. The net asset value per share of common stock is equal to the carrying value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. Our business plan calls for us to invest primarily in illiquid securities issued by private companies. These portfolio investments may be subject to restrictions on resale and will generally have no established trading market. Because there is not a readily available market for substantially all of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors using a documented valuation policy and consistently applied valuation process in accordance with authoritative accounting guidelines. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Estimates — Valuation of Portfolio Investments.”

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

Employees

We do not have any direct employees, and our day-to-day investment operations are managed by our investment advisor, which is also acting as our administrator. We have a chief executive officer, chief financial officer and chief compliance officer and, to the extent necessary, our board of directors may elect to hire additional personnel going forward. Our officers are employees of, and are compensated by, our investment advisor, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs are paid by us pursuant to the Administration Agreement. Some of our executive officers are also officers of our investment advisor. See “Management and Other Agreements — Administration Agreement.”

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

•

100.0% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5% in any calendar quarter. We refer to this portion of our pre-incentive fee net investment income (that exceeds the hurdle rate but is less than 2.5%) as the “catch-up” provision. The catch-up is meant to provide our investment advisor with 20.0% of the pre-incentive fee net investment income as if a hurdle rate did not apply if net investment income exceeds 2.5% in any calendar quarter; and

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

Alternative 2

Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.9%

Hurdle rate (1) = 2.0%

Management fee (2) = 0.4375%

Other expenses (legal, accounting, custodian, transfer agent, etc.) (3) = 0.2%

Pre-incentive fee net investment income

(investment income – (management fee + other expenses)) = 2.2625%

Incentive fee	=100.0% × pre-incentive fee net investment income (subject to “catch-up”) (4)
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

Duration and Termination

At an in-person meeting of our board of directors on June 4, 2014, our board of directors, including a majority of the Independent Directors, voted to approve the continuation of the Investment Advisory Agreement to June 20, 2015. Unless terminated earlier, the Investment Advisory Agreement will automatically renew for successive annual periods if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities (as that term is defined in the 1940 Act), including, in either case, approval by a majority of the Independent Directors.

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

•	the fee structure of comparative externally managed BDCs with similar investment objectives;

•	our projected operating expenses and expense ratio compared to BDCs with similar investment objectives;

•	our investment advisor’s pro forma profitability with respect to managing us and providing administrative services under the Administrative Agreement;

•	the limited potential for our investment advisor and its affiliates to derive additional “fall-out” benefits as a result of our relationship with our investment advisor; and

•	various other matters.

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

Administration Agreement

Pursuant to the Administration Agreement, Fidus Investment Advisors, LLC acts as our administrator and furnishes us with office facilities and equipment and clerical, book-keeping and record-keeping services at such facilities. Under the Administration Agreement, our investment advisor performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, our investment advisor assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, our investment advisor also provides managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance and we reimburse our Investment Advisor for fees and expenses incurred with providing such services. In addition, we reimburse our Investment Advisor for fees and expenses incurred while performing due diligence on our prospective portfolio companies. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of our investment advisor’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our officers, including our chief financial officer and chief compliance officer and their respective staffs. To the extent that our investment advisor outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to our investment advisor.

At an in-person meeting of our board of directors on June 4, 2014, our board of directors, including a majority of the Independent Directors, voted to approve the continuation of the Administration Agreement to June 20, 2015. Unless terminated earlier, the Administration Agreement will automatically renew for successive annual periods if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities (as that term is defined in the 1940 Act), including, in either case, approval by a majority of our Independent Directors. In making the decision to approve the continuation of the Administration Agreement, our board of directors took into account, to the extent relevant, certain information set forth above under “Investment Advisory Agreement — Duration and Termination” with respect to its consideration of the Investment Advisory Agreement.

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

We may invest up to 100.0% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with any publicly-traded securities that may from time-to-time be held by our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3.0% of the total outstanding voting stock of any investment company, invest more than 5.0% of the value of our total assets in securities issued by one investment company or invest more than 10.0% of the value of our total assets in securities issued by more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. These policies are not fundamental and, as a result, each may be changed by the vote of a majority of our board of directors without stockholder approval.

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

Codes of Ethics

We, Fund I and our investment advisor have adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Additionally, our investment advisor has adopted a code of ethics pursuant to rule 204A-1 under the Advisers Act and in accordance with Rule 17j-1(c). Personnel subject to the code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy these codes at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0300. You may also obtain copies of the joint code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549. The joint code of ethics is also available on our website at www.fdus.com. We have also adopted a code of business conduct that is applicable to all officers, directors and employees of Fidus and our investment advisor that is available on our website.

Proxy Voting Policies and Procedures

In light of the types of investments held in our portfolio, it is unlikely that we will be called upon to vote our shares very often. In the event that we receive a proxy statement related to one of our portfolio companies, however, we have delegated our proxy voting responsibility to our investment advisor. The proxy voting policies and procedures of our investment advisor are set out below. The guidelines are reviewed periodically by our investment advisor and our Independent Directors, and, accordingly, are subject to change. For purposes of these proxy voting policies and procedures described below, “we,” “our” and “us” refer to our investment advisor.

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

Proxy Policies

Our investment advisor will vote proxies relating to our portfolio securities in what it perceives to be the best interest of our stockholders. Our investment advisor reviews on a case-by-case basis each proposal submitted to a stockholder vote to determine its effect on the portfolio securities we hold. In most cases our investment advisor will vote in favor of proposals that it believes are likely to increase the value of the portfolio securities we hold. Although our investment advisor will generally vote against proposals that may have a negative effect on our portfolio securities, our investment advisor may vote for such a proposal if there exist compelling long-term reasons to do so.

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

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, prior approval by the SEC. On March 27, 2012, the SEC granted us and Fund I exemptive relief allowing us to operate effectively as one company and to take certain actions, including engaging in certain transactions with our affiliates, and to be subject to modified consolidated asset coverage requirements for senior securities issued by a BDC, that would otherwise be prohibited by the 1940 Act. Effective September 30, 2014, our exemptive relief was amended to include Fund II. Therefore, any SBA debentures issued by Fund II are not subject to the 200.0% asset coverage requirement.

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

Under current SBA regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $19.5 million and have average annual net income after U.S. federal income taxes not exceeding $6.5 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote between 20.0% and 25.0% (depending upon when it was licensed, when it obtained leverage commitments, the amount of leverage drawn and when financings occur) of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern generally includes businesses (including their affiliates) that have a tangible net worth not exceeding $6.0 million and have average annual net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller concern, which criteria depend on the industry in which the business (including its affiliates) is engaged and are based on the number of employees and gross revenue. However, once an SBIC has invested in a portfolio company, it may continue to make follow-on investments in the portfolio company, regardless of the size of the portfolio company at the time of the follow-on investment, up to the time of the portfolio company’s initial public offering.

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

An SBIC (or group of SBICs under common control) may generally have outstanding debentures guaranteed by the SBA in amounts up to two times the amount of the regulatory capital of the SBIC(s). Debentures guaranteed by the SBA have a maturity of ten years, require semi-annual payments of interest, and do not require any principal payments prior to maturity. As of December 31, 2014, the maximum statutory limit on the dollar amount of outstanding SBA-guaranteed debentures that may be issued by two or more SBICs under common control was $225.0 million.

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

We depend on the investment expertise, skill and network of business contacts of the managing members of our investment advisor, who evaluate, negotiate, structure, execute and monitor our investments. Our future success will depend to a significant extent on the continued service and coordination of the investment professionals of our investment advisor and executive officers. Although they intend to devote all of their business time to our operations, such executives may have other demands on their time in the future. In addition, certain executives may not devote all of their business time to our operations and may have other demands on their time as a result of other activities. The departure of any of these individuals could have a material adverse effect on our ability to achieve our investment objective.

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

Our ability to achieve our investment objective and grow depends on our ability to manage our business and deploy our capital effectively. This depends, in turn, on our investment advisor’s ability to identify, evaluate and monitor companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis depends upon our investment advisor’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. Our investment advisor has substantial responsibilities under the Investment Advisory Agreement. In addition, our investment advisor’s investment professionals may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We may suffer credit losses and our investments could be rated below investment grade.

Private debt in the form of mezzanine, senior secured or unitranche loans to corporate and asset-based borrowers is highly speculative and involves a high degree of risk of credit loss, and therefore an investment in our shares of common stock may not be suitable for someone with a low tolerance for risk. These risks are likely to increase during an economic recession.

In addition, investments in our portfolio are typically not rated by any rating agency. We believe that if such investments were rated, the vast majority would be rated below investment grade (which is sometimes referred to as “junk”) due to speculative characteristics of the issuer’s capacity to pay interest and repay principal. Our investments may result in an amount of risk, volatility or potential loss of principal that is greater than that of alternative investments.

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

As a BDC, we are generally required to meet a coverage ratio at least equal to 200.0% of total assets to total borrowings and other senior securities, which include all of our borrowings (other than the Funds’ SBA leverage under the terms of SEC exemptive relief) and any preferred stock we may issue in the future. If this ratio declines below 200.0%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions to our stockholders.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on Our Portfolio

(Net of Expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder(1)	(20.9)%	(12.0)%	(3.0)%	5.9%	14.9%

(1)	Assumes $435.6 million in total assets, $173.5 million in outstanding SBA debentures, $10.0 million in borrowings under the Credit Facility, and $243.3 million in net assets as of December 31, 2014 and an average cost of funds of 4.0%.

Pending legislation may allow us to incur additional leverage.

As a BDC, under the 1940 Act generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200.0% (i.e., the amount of debt may not exceed 50.0% of the value of our assets). Legislation pending reintroduction to the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the minimum asset coverage ratio from 200.0% to 150.0%. If such legislation were to pass, we would be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

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

Many of our portfolio investments take the form of debt and equity securities that are not publicly-traded. The debt and equity securities in which we invest for which market quotations are not readily available are valued at fair value as determined in good faith by our board of directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

•	a comparison of the portfolio company’s securities to comparable publicly-traded securities;

•	the enterprise value of a portfolio company;

•	the nature and realizable value of any collateral;

•	the portfolio company’s ability to make payments and its earnings and discounted cash flow;

•	the markets in which the portfolio company does business; and

•	changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.

The fair value of each investment in our portfolio is determined quarterly by our board of directors. Any changes in fair value of portfolio securities from the prior period are recorded in our consolidated statement of operations as net change in unrealized appreciation or depreciation.

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

The management and incentive fees paid to our investment advisor are based on our total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts), and our investor advisor may therefore benefit when we incur debt or use leverage. This fee structure may encourage our investment advisor to cause us to borrow money to finance additional investments. Under certain circumstances, the use of borrowed money may increase the likelihood of default, which would disfavor our stockholders. Our board of directors is charged with protecting our interests by monitoring how our investment advisor addresses these and other conflicts of interests. Our board of directors is not expected to review or approve each borrowing or incurrence of leverage. However, our board of directors, periodically reviews our investment advisor’s portfolio management decisions and portfolio performance. In addition, our board of directors at least annually reviews the services provided by and fees paid to our investment advisor. In connection with these reviews, our board of directors, including a majority of our Independent Directors, considers whether the fees and expenses (including those related to leverage) that we pay to our investment advisor are fair and reasonable in relation to the services provided and must approve renewal of our Advisory Agreement.

The part of the incentive fee payable to our investment advisor that relates to our net investment income is computed and paid on income that includes interest income that has been accrued but not yet received in cash. This fee structure may encourage our investment advisor to favor debt financings that provide for deferred interest, rather than current cash payments of interest. Our investment advisor may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because our investment advisor is not obligated to reimburse us for any incentive fees received even if we subsequently incur losses or never receive in cash the deferred interest that was previously accrued.

The valuation process for certain of our portfolio holdings creates a conflict of interest.

A substantial portion of our portfolio investments are made in the form of securities that are not publicly traded. As a result, our board of directors determines the fair value of these securities in good faith pursuant to our valuation policy. In connection with that determination, investment professionals from our investment advisor prepare portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. In addition, certain members of our board of directors have a pecuniary interest in our investment advisor. The participation of our investment advisor’s investment professionals in our valuation process, and the pecuniary interest in our investment advisor by certain members of our board of directors, may result in a conflict of interest as the management fees that we pay our investment advisor are based on our gross assets less cash.

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

Although currently we and the Funds are the only investment vehicles managed by our investment advisor, the Investment Advisory Agreement does not limit our investment advisor’s ability to act as an investment advisor to other funds, including other BDCs, or other investment advisory clients. To the extent our investment advisor elects in the future to act as an investment advisor to other funds or clients, we may have conflicts of interest with our investment advisor or its other clients that elect to invest in similar types of securities as those in which we invest. Members of our investment advisor’s investment committee serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds or other investment vehicles managed by our investment advisor. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. Our investment advisor will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with an allocation policy approved by our board of directors.

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

We entered into a license agreement with Fidus Partners, LLC under which Fidus Partners, LLC granted us a non-exclusive (provided that there is not a change in control of Fidus Partners, LLC), royalty-free license to use the name “Fidus.” Some of the members of our investment advisor’s investment committee and the senior origination professionals of our investment advisor are members of Fidus Partners, LLC. See “Management and Other Agreements — License Agreement.” In addition, we rent office space from our investment advisor and pay to our investment advisor our allocable portion of overhead and other expenses incurred in performing its obligations under the Administration Agreement, such as our allocable portion of the cost of our chief financial officer and chief compliance officer. This creates conflicts of interest that our board of directors must monitor.

The Funds are licensed by the SBA, and, therefore, are subject to SBA regulations.

The Funds are licensed to operate as SBICs and are regulated by the SBA. Under current SBA regulations, a licensed SBIC can provide capital to those entities that have a tangible net worth not exceeding $19.5 million and an average annual net income after U.S. federal income taxes not exceeding $6.5 million for the two most recent fiscal years. In addition, a licensed SBIC must devote 25.0% of its investment activity to those entities that have a tangible net worth not exceeding $6.0 million and an average annual net income after U.S. federal income taxes not exceeding $2.0 million for the two most recent fiscal years. The SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on either the number of employees or the gross sales of the business. The SBA regulations permit licensed SBICs to make long term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in certain prohibited industries. Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA staff to determine its compliance with the relevant SBA regulations. Compliance with these SBA requirements may cause the Funds to forego attractive investment opportunities that are not permitted under the SBA regulations, and may cause the Funds to make investments they otherwise would not make in order to remain in compliance with these regulations.

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

SBA regulations limit the amount of SBA-guaranteed debt that may be borrowed by an SBIC.

The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $150.0 million, whichever is less. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $225.0 million. With $125.0 million of regulatory capital as of December 31, 2014, the Funds have the current capacity to issue up to a total of $225.0 million of SBA debentures, inclusive of the $173.5 million of SBA debentures outstanding as of December 31, 2014. If the Funds borrow the maximum amount from the SBA and thereafter require additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

Moreover, the Funds’ current status as SBICs does not automatically assure that they will continue to receive funding through the SBA debenture program. Receipt of SBA debenture funding is dependent upon the Funds’ continuing compliance with SBA regulations and policies and there being funding available. The amount of SBA debenture funding available to SBICs is dependent upon annual Congressional authorizations and in the future may be subject to annual Congressional appropriations. There can be no assurance that there will be sufficient SBA debenture funding available at the times desired by the Funds.

The debentures issued by the Funds and guaranteed by the SBA have a maturity of ten years and bear interest semi-annually at fixed rates. The Funds will need to generate sufficient cash flow to make required debt payments on such debentures. If the Funds are unable to generate such cash flow, the SBA, as guarantor of the debentures, will have a superior claim to our assets over our stockholders in the event the Funds liquidate or the SBA exercises its remedies under such debentures as the result of a default by the Funds.

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

As a BDC, it is essential for us to maintain our ability to raise additional capital for investment purposes. Without sufficient access to the capital markets or credit markets, we may be forced to curtail our business operations or we may not be able to pursue new business opportunities. Ongoing disruptive conditions in the financial industry and the impact of new legislation could restrict our business operations and could adversely impact our results of operations and financial condition.

From time to time, we may borrow from financial institutions in order to obtain additional capital. Unfavorable economic conditions may result in a decision by lenders not to extend credit to us. Our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage under the 1940 Act must equal at least 200.0% of total indebtedness immediately after each time we incur indebtedness exclusive of the SBA debentures issued by the Funds pursuant to our SEC exemptive relief. Additionally, shrinking portfolio values will negatively impact our ability to borrow additional funds because our net asset value is reduced for purposes of the 200.0% asset leverage test. If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratio stipulated by the 1940 Act, which could, in turn, cause us to lose our status as a BDC and materially impair our business operations. A protracted disruption in the credit markets could also materially decrease demand for our investments.

We will access the capital markets periodically to issue debt or equity securities. Volatility or dislocation in the capital markets may depress our stock price below our net asset value per share and create a challenging environment in which to raise debt and equity capital. As a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our Independent Directors. At our Annual Stockholders Meeting on June 4, 2014, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 4, 2015 or the date of our 2015 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2015 Annual Meeting of Stockholders. In addition, we are required to distribute at least 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders in order to maintain our status as a RIC. As a result, earnings that we distribute to our stockholders will not be available to fund new investments. An inability to access the capital markets could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which may have an adverse effect on the value of our securities.

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

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be harmed by, among other things, the risk factors described in this prospectus. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could, in the future, limit our ability to pay distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, SBA regulations, state corporate laws affecting the distribution of corporate assets and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

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

While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline. In addition, as a BDC, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. At our Annual Stockholders Meeting on June 4, 2014, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 4, 2015 or the date of our 2015 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2015 Annual Meeting of Stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25.0% of FIC’s then outstanding common stock immediately prior to each such sale. We do not intend to issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so.

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

Our business will require capital to operate and grow. We may acquire such additional capital from the following sources:

Senior Securities. Currently we, through the Funds, issue debt securities guaranteed by the SBA and have access to funds under a revolving credit facility. In the future, we may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including, but not limited to, the following:

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

Additional Common Stock. Under the provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. At our Annual Stockholders Meeting on June 4, 2014, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 4, 2015 or the date of our 2015 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2015 Annual Meeting of Stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25.0% of FIC’s then outstanding common stock immediately prior to each such sale. We do not intend to sell or otherwise issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so. In any such case, however, the price at which our common stock is to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

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

Additionally, any changes to the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy in order to meet our investment objectives. Such changes could result in material differences to the strategies and plans set forth in this Annual Report and may shift our investment focus from the areas of expertise of our investment advisor to other types of investments in which our investment advisor may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

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

In March of 2013, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency (the “Agencies”) jointly issued final guidance on leveraged lending transactions conducted by regulated financial institutions (the “Leveraged Lending Guidance”). The Leveraged Lending Guidance outlines for Agency-supervised institutions high-level principles related to safe-and-sound leveraged lending and contains the Agencies’ minimum expectations for a risk management framework that financial institutions should have in place. The Leveraged Lending Guidance provides only common definitions of leveraged lending and directs financial institutions to define leveraged lending in their internal policies. Therefore, banks or other financial institutions that provide financing to a BDC could determine that such financing constitutes leveraged lending under their leveraged lending policies. This would impose heightened regulatory requirements on such banks and other financial institutions when they make loans or provide other financing to a BDC, which may make financing more expensive and less available to BDCs. In November of 2014, the Agencies issued “Frequently Asked Questions” (FAQ) for Implementing March 2013 Interagency Guidance on Leveraged Lending” that were designed to foster industry and examiner understanding of the Leveraged Lending Guidance and supervisory expectations for safe and sound underwriting and to promote consistent application of the Leveraged Lending Guidance. With regard to BDCs, the FAQ for example states that the risk management and reporting aspects of the Leveraged Lending Guidance should be applied to underlying loans in structured transactions if an institution originates or retains credit risk in the individual loans. If the financial institution originates or participates in a loan to a BDC that holds leveraged loans, then the loan to the BDC constitutes indirect exposure that should be measured and reported as a leveraged loan. The full impact of the Leveraged Lending Guidance and the FAQ is still uncertain, but it is possible that financing may become more expensive for us and banks or other financial institutions may be less willing to engage in leveraged lending, making it more difficult for us to obtain financing.

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

Many of our portfolio companies are susceptible to economic slowdowns or recessions (including industry specific downturns, such as that currently being experienced by the oil and gas industry) and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.

Our investments in certain industry sectors, such as the energy sector, may be subject to significant political, economic and capacity risks that may increase the possibility that we lose all or a part of our investment.

The revenues and profitability of certain portfolio companies may be significantly affected by the future prices of and the demand for oil, natural gas liquids and natural gas, which are inherently uncertain. Investments in energy companies may have significant shortfalls in projected cash flow if prices decline from levels projected at the time the investment is made. Various factors beyond our control could affect energy prices, including worldwide supplies, political instability or armed conflicts in oil, natural gas liquids and natural gas producing regions, the price of foreign imports, the level of consumer demand, the price and availability of alternative fuels, capacity constraints and changes in existing government regulation, taxation and price controls. Energy prices have fluctuated greatly during the past, and energy markets continue to be volatile.

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

Shares of closed-end investment companies, including BDCs, frequently trade at a discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. In addition, if our common stock trades below net asset value, we will generally not be able to issue additional common stock at the market price without first obtaining the approval of our stockholders and our Independent Directors. On June 4, 2014 our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 4, 2015 or the date of our 2015 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2015 Annual Meeting of Stockholders. Selling or otherwise issuing shares of FIC’s common stock below its then current net asset value per share would result in a dilution of FIC’s existing common stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25.0% of FIC’s then outstanding common stock immediately prior to each such sale. We do not intend to sell or otherwise issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so.

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

The current worldwide financial market situation may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. These conditions raised the level of many of the risks described herein and, if repeated or continued, could have an adverse effect on our portfolio companies and on their results of operations, financial conditions, access to credit and capital. The stress in the credit market and upon banks has led other creditors to tighten credit and the terms of credit. In certain cases, senior lenders to our portfolio companies can block payments by our portfolio companies in respect of our loans to such portfolio companies. In turn, these could have adverse effects on our business, financial condition, results of operations, distributions to our stockholders, access to capital, valuation of our assets and our stock price. Notwithstanding recent gains across both the equity and debt markets, these conditions may continue for a prolonged period of time or worsen in the future.

If, in the future, we sell common stock at a discount to our net asset value per share, stockholders who do not participate in such sale will experience immediate dilution in an amount that may be material.

On June 4, 2014, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a discount from net asset value per share, as long as the cumulative number of shares sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale, for a period of one year ending on the earlier of June 4, 2015 or the date of our 2015 Annual Meeting of Stockholders. Our stockholders will be asked to vote on a similar proposal at our 2015 Annual Meeting of Stockholders. If we sell or otherwise issue shares of our common stock at a discount to net asset value, it will pose a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuances or sale. In addition, such issuances or sales may adversely affect the price at which our common stock trades. For additional information and hypothetical examples of these risks, see “Sales of Common Stock Below Net Asset Value,” and for actual dilution illustrations specific to an offering, see the prospectus supplement pursuant to which such sale is made.

Our net asset value may have changed significantly since our last valuation.

Our board of directors determines the fair value of our portfolio investments on a quarterly basis based on input from our investment advisor, our audit committee and, as to certain of our investments, a third party independent valuation firm. While the board of directors will review our net asset value per share in connection with any offering, it will not always have the benefit of input from the independent valuation firm when it does so. The fair value of various individual investments in our portfolio and/or the aggregate fair value of our investments may change significantly over time. If the fair value of our investment portfolio at December 31, 2015 is less than the fair value at the time of an offering during 2015, then we may record an unrealized loss on our investment portfolio and may report a lower net asset value per share than will be reflected in the Selected Consolidated Financial Data and the financial statements included in the prospectus supplement of that offering. If the fair value of our investment portfolio at December 31, 2015 is greater than the fair value at the time of an offering during 2015, we may record an unrealized gain on our investment portfolio and may report a greater net asset value per share than so reflected in the prospectus supplement of that offering. Upon publication of this information in connection with our announcement of operating results for our fiscal year ended December 31, 2015, the market price of our common stock may fluctuate materially, and may be substantially less than the price per share you pay for our common stock in an offering.

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

•

exclusion of our common stock from certain market indices, such as the Russell 2000 Financial Services Index, could reduce the ability of certain institutional investors to own our common stock and could put short term pressure on our common stock;

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

As of February 27, 2015, we had 16,051,037 shares of common stock outstanding. In August 2014, we entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which we could sell, by means of at-the-market offerings from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million (the “ATM Program”). Sales of substantial amounts of our common stock, or the availability of shares for sale, could adversely affect the prevailing market price of our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

		Closing Sales Price		Premium/ (Discount) of High Sales Price to NAV (2)	Premium/ (Discount) of Low Sales Price to NAV (2)	Distributions Per Share (3)
Period	NAV (1)	High	Low
Year ended December 31, 2012
First Quarter	$14.94	$14.38	$12.85	(3.7)%	(14.0)%	$0.34
Second Quarter	15.02	15.17	13.22	1.0	(12.0)	0.36
Third Quarter	15.27	16.78	14.89	9.9	(2.5)	0.38
Fourth Quarter	15.32	17.00	14.55	11.0	(5.0)	0.38
Year ended December 31, 2013
First Quarter	15.46	19.15	16.52	23.9	6.9	0.38
Second Quarter	16.06	19.17	17.28	19.4	7.6	0.38
Third Quarter	15.98	19.73	18.60	23.5	16.4	0.42
Fourth Quarter	15.35	22.29	18.64	45.2	21.4	0.76
Year ended December 31, 2014
First Quarter	15.22	21.99	17.86	44.5	17.3	0.38
Second Quarter	15.09	20.54	16.63	36.1	10.2	0.48
Third Quarter	15.18	20.04	16.51	32.0	8.8	0.38
Fourth Quarter	15.16	17.10	13.71	12.8	(9.6)	0.48

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.
(2)	Calculated as the difference between the respective high or low closing sales price and the quarter end net asset value divided by the quarter end net asset value.
(3)	Represents the regular and special, if applicable, distribution declared in the specified quarter. We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. See “Dividend Reinvestment Plan.”

The last reported price for our common stock on March 2, 2015 was $16.90 per share. As of March 2, 2015, we had 21 stockholders of record.

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

Record Dates	Payment Date	Distributions Declared
Fiscal year ended December 31, 2011
September 12, 2011	September 26, 2011	$0.32
December 6, 2011	December 20, 2011	0.32

Total		$0.64

Fiscal year ended December 31, 2012
March 14, 2012	March 28, 2012	$0.34
June 13, 2012	June 27, 2012	0.36
September 11, 2012	September 25, 2012	0.38
December 7, 2012	December 21, 2012	0.38

Total		$1.46

Fiscal year ended December 31, 2013
March 14, 2013	March 28, 2013	$0.38
June 12, 2013	June 26, 2013	0.38
September 12, 2013	September 26, 2013	0.38
September 12, 2013 (1)	September 26, 2013	0.04
December 6, 2013	December 20, 2013	0.38
December 6, 2013(2)	December 20, 2013	0.38

Total		$1.94

Fiscal year ended December 31, 2014
March 21, 2014	March 31, 2014	$0.38
June 13, 2014	June 27, 2014	0.38
July 25, 2014 (3)	July 31, 2014	0.05
August 25, 2014 (4)	August 29, 2014	0.05
September 12, 2014	September 26, 2014	0.38
December 5, 2014	December 19, 2014	0.38
December 5, 2014 (5)	December 19, 2014	0.10

Total		$1.72

(1)	Special dividend of $0.04 per share.
(2)	Special dividend of $0.38 per share.
(3)	Special dividend of $0.05 per share.
(4)	Special dividend of $0.05 per share.
(5)	Special dividend of $0.10 per share.

On February 17, 2015, our board of directors declared a quarterly distribution of $0.38 per share payable on March 26, 2015 to holders of record as of March 12, 2015.

We have adopted a dividend reinvestment plan that provides for reinvestment of our distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our board of directors authorizes, and we declare, a cash distribution, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, rather than receiving the cash distribution.

In addition, during 2013 we designated approximately $8.3 million, or $0.60 per share, of our net long-term capital gains as a “deemed distribution” to stockholders of record as of December 31, 2013. We incurred approximately $2.9 million, or $0.21 per share, of U.S. federal income taxes on behalf of stockholders related to this deemed distribution. Such taxes were paid in January of 2014. There were no deemed distributions during the years 2011, 2012 or 2014.

Stock Performance Graph

This graph compares the stockholder return on our common stock from June 21, 2011 (commencement of trading) to December 31, 2014 with that of the Russell 2000 Financial Services Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on June 21, 2011, $100 was invested in our common stock, the Russell 2000 Financial Services Index, and the Standard & Poor’s 500 Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data of FIC and its subsidiaries, including the Funds, as of and for the years ended December 31, 2010, 2011, 2012, 2013 and 2014, is derived from the consolidated financial statements that have been audited by McGladrey LLP, independent registered public accounting firm. Financial information prior to our IPO in June 2011 is that of Fund I. This financial data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows.

	Year Ended December 31,
	2010	2011	2012	2013	2014
	(Dollars in Thousands)
Statement of operations data:
Total investment income	$17,985	$23,387	$33,849	$41,792	$46,116
Interest and financing expenses	4,962	5,488	6,422	7,076	7,507
Management fees, net	3,436	3,182	4,237	5,261	5,899
Incentive fees	—	1,609	4,839	6,792	4,857
All other expenses	627	1,551	2,660	3,121	4,189

Net investment income before income taxes	8,960	11,557	15,691	19,542	23,664
Income tax provision	—	24	4	246	383

Net investment income	8,960	11,533	15,687	19,296	23,281
Net realized gains (losses) on investments	(3,858)	(12,318)	1,975	30,588	(17,029)
Net change in unrealized appreciation (depreciation) on investments	(78)	16,171	1,749	(22,188)	13,250
Income tax (provision) on realized gains on investments	—	—	—	(493)	(17)

Net increase (decrease) in net assets resulting from operations	$5,024	$15,386	$19,411	$27,203	$19,485

Per share data(1):
Net asset value (at end of period)	n/a	$14.90	$15.32	$15.35	$15.16
Net investment income	n/a	$1.22	$1.54	$1.43	$1.62
Net gain (loss) on investments	n/a	$0.40	$0.37	$0.58	$(0.26)
Net increase in net assets resulting from operations	n/a	$1.63	$1.91	$2.01	$1.36
Dividends (post initial public offering)	n/a	$0.64	$1.46	$1.94	$1.72
Other data:
Weighted average annual yield on debt investments (2)	15.0%	15.3%	15.3%	14.5%	13.4%
Number of portfolio companies at year end	17	23	30	37	42
Expense ratios (as percentage of average net assets):
Operating expenses	8.6%	4.7%	7.4%	7.2%	6.7%
Interest expense	10.5%	4.0%	4.1%	3.4%	3.4%

(1)	Per share data and average net assets are presented as if the Formation Transaction and IPO had occurred on January 1, 2011.
(2)	Weighted average yields are computed using the effective interest rates for debt investments at cost as of the period end date, including accretion of original issue discount and loan origination fees, but excluding debt investments on non-accrual status, if any.

	As of December 31,
	2010	2011	2012	2013	2014
	(Dollars in Thousands)
Statement of assets and liabilities data:
Total investments at fair value	$141,341	$204,745	$274,249	$306,981	$396,355
Total assets	147,377	248,643	333,849	367,262	435,587
Borrowings	93,500	104,000	144,500	144,500	183,500
Total net assets	52,005	140,482	183,091	211,125	243,263

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data,” FIC’s consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K (“Annual Report”). The information contained in this section contains forward-looking statements that involve risk and uncertainties. Please see “Risk Factors” and “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

FIC was formed as a Maryland corporation on February 14, 2011. We completed our initial public offering, or IPO, in June 2011, and completed additional underwritten public offerings of our common stock in September 2012 and February 2013 providing approximately $140.4 million in net proceeds after deducting underwriting fees and offering costs.

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

Fund I received its SBIC license on October 22, 2007 and Fund II received its SBIC license on May 28, 2013. We plan to continue to operate the Funds as SBICs, subject to SBA approval, and to utilize the proceeds of the sale of SBA-guaranteed debentures to enhance returns to our stockholders. We have also made, and continue to make, investments directly through FIC. We believe that utilizing FIC and the Funds as investment vehicles provides us with access to a broader array of investment opportunities. Based on the current capitalization of the Funds, we have approximately $51.5 million of remaining borrowing capacity under the SBIC Debenture Program and intend to fully utilize such capacity over the ensuing 12-24 months.

In August 2014, we entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which the Company could sell, by means of at-the-market offerings from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million (the “ATM Program”). During the period from August 21, 2014 through December 31, 2014, 158,353 shares of our common stock were sold at an average offering price of $18.51 per share resulting in net proceeds of $2.9 million after commissions to the sales agent on shares sold and offering costs of $0.1 million. We intend to continue utilizing our ATM Program for capital to fund additional investments during 2015.

On September 30, 2014, the Company issued 2,000,000 shares in a follow-on public offering at an offering price of $17.00 per share. On October 21, 2014, the Company issued an additional 83,414 shares to the underwriters pursuant to their exercise of the over-allotment option. Such share issuances resulted in net proceeds of $33.7 million, after deducting underwriting fees and commissions and offering costs totaling $1.7 million. The net proceeds from this offering were available to fund additional investments.

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

Portfolio Composition, Investment Activity and Yield

During the year ended December 31, 2014, we invested $149.8 million in debt and equity investments, including 12 new portfolio companies. These investments consisted of subordinated notes ($103.7 million, or 69.2%), senior secured loans ($33.1 million, or 22.1%), equity securities ($12.2 million, or 8.1%), and warrants ($0.8 million, or 0.6%). During the year ended December 31, 2014 we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $62.6 million. During the year ended December 31, 2013, we invested $149.1 million in debt and equity investments, including nine new portfolio companies. These investments consisted of subordinated notes ($111.5 million, or 74.8%), senior secured loans ($22.7 million, or 15.2%), equity securities ($14.7 million, or 9.9%) and warrants ($0.2 million, or 0.1%). During the year ended December 31, 2013 we received proceeds from repayments of principal, including return of capital dividends and realized gains, of $131.2 million.

As of December 31, 2014, the fair value of our investment portfolio totaled $396.4 million and consisted of 42 portfolio companies. As of December 31, 2014, our debt portfolio was entirely comprised of fixed rate investments. Overall, the portfolio had net unrealized appreciation of $5.0 million as of December 31, 2014. Our average portfolio company investment at amortized cost was $9.3 million as of December 31, 2014.

As of December 31, 2013, the fair value of our investment portfolio totaled $307.0 million and consisted of 37 portfolio companies. As of December 31, 2013, our debt portfolio was entirely comprised of fixed rate investments. Overall, the portfolio had net unrealized depreciation of $8.2 million as of December 31, 2013. Our average portfolio company investment at amortized cost was $8.5 million as of December 31, 2013.

The weighted average yields on debt investments at December 31, 2014 and 2013 were 13.4% and 14.5%, respectively. The weighted average yields were computed using the effective interest rates for debt investments at cost as of December 31, 2014 and 2013, including the accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any.

The following table shows the portfolio composition by investment type at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Subordinated notes	69.1%	69.8%	69.8%	69.9%
Senior secured loans	18.7	17.4	19.0	16.8
Equity	10.8	10.6	9.4	11.1
Warrants	1.4	2.2	1.8	2.2
Royalty rights	—	—	—	—

Total	100.0%	100.0%	100.0%	100.0%

The following table shows the portfolio composition by geographic region at fair value and cost as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company:

	Fair Value		Cost
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Southeast	28.6%	17.9%	29.0%	17.7%
Midwest	23.9	21.9	23.7	23.6
West	19.9	24.9	18.4	24.0
Northeast	16.9	19.4	16.7	18.9
Southwest	10.7	15.9	12.2	15.8

Total	100.0%	100.0%	100.0%	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Healthcare products	11.2%	8.8%	10.6%	8.5%
Healthcare services	10.3	10.6	10.8	10.1
Specialty distribution	10.3	4.3	9.3	3.6
Aerospace & defense manufacturing	9.4	11.2	8.6	9.6
Oil & gas services	8.6	4.6	8.8	4.5
Consumer products	5.6	3.7	5.6	3.5
Components manufacturing	4.3	2.6	4.6	2.5
Industrial cleaning & coatings	4.1	5.1	4.2	5.1
Transportation services	4.0	4.9	3.9	4.7

	Fair Value		Cost
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Financial services	3.7	4.8	3.4	4.5
Building products manufacturing	3.6	—	3.7	—
Business services	3.1	2.4	3.2	2.4
Retail	2.7	3.3	2.6	3.2
Safety products manufacturing	2.7	3.5	2.7	3.4
Utility equipment manufacturing	2.6	3.5	2.6	3.2
Printing services	2.4	3.1	2.6	3.0
Information technology services	2.3	2.6	2.5	3.1
Specialty chemicals	2.2	—	2.2	—
Restaurants	1.7	1.9	1.6	3.4
Apparel distribution	1.5	1.6	1.5	1.7
Laundry services	1.5	1.8	1.4	1.6
Retail cleaning	1.1	2.3	2.7	2.8
Specialty cracker manufacturing	0.5	0.4	0.3	0.4
Electronic components supplier	0.4	3.6	0.4	6.2
Commercial cleaning	0.2	2.7	0.2	2.7
Debt collection services	—	1.9	—	1.8
Industrial products	—	2.0	—	1.9
Furniture rental	—	2.8	—	2.6

Total	100.0%	100.0%	100.0%	100.0%

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

•	Investment Rating 5 is used for investments performing substantially below our expectations and the risks have increased substantially since origination. We expect some loss of principal.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
Investment Rating	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
	(dollars in thousands)
1	$49,499	12.5%	$44,572	14.5%
2	297,024	74.9	229,113	74.6
3	48,814	12.3	30,322	9.9
4	1,018	0.3	—	—
5	—	—	2,974	1.0

Totals	$396,355	100.0%	$306,981	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of both December 31, 2014 and 2013 was 2.0.

Non-Accrual

As of December 31, 2014, we had no investments on non-accrual status. As of December 31, 2013, we had debt investments in one portfolio company on non-accrual status, which had a cost and fair value of $7.3 million and $3.0 million, respectively.

Discussion and Analysis of Results of Operations

Comparison of fiscal years ended December 31, 2014 and December 31, 2013

Investment Income

For the year ended December 31, 2014, total investment income was $46.1 million, an increase of $4.3 million, or 10.3%, over the $41.8 million of total investment income for the year ended December 31, 2013. The increase was primarily attributable to a $2.6 million increase in interest income resulting largely from higher average levels of debt investments outstanding and a $1.5 million increase in fee income from investments during the year ended December 31, 2014, as compared to the year ended December 31, 2013.

Expenses

For the year ended December 31, 2014, total expenses, including income tax provision, were $22.8 million, an increase of $0.3 million or 1.5%, over the $22.5 million of total expenses, including income tax provision, for the year ended December 31, 2013. Interest and financing expenses for the year ended December 31, 2014 were $7.5 million, an increase of $0.4 million or 6.1%, compared to $7.1 million for the year ended December 31, 2013 as a result of higher average balances of SBA debentures outstanding during 2014 and interest and commitment fees related to the Credit Facility. The base management fee increased $0.6 million, or 12.1%, to $5.9 million for the year ended December 31, 2014 due to higher average total assets less cash and cash equivalents for the year ended December 31, 2014 than the comparable period in 2013. The incentive fee for the year ended December 31, 2014 was $4.9 million, a $1.9 million, or 28.5%, decrease from the $6.8 million incentive fee for the year ended December 31, 2013 which was primarily the result of a capital gains incentive fee reversal of $0.7 million during the 2014 period compared to a capital gains incentive fee accrual of $1.6 million during the same period in 2013, which was partially offset by a $0.4 million increase in the income incentive fee. The administrative service fee, professional fees and other general and administrative expenses increased $1.1 million, or 34.2%, to $4.2 million primarily due to increased personnel costs and professional fees.

Net Investment Income

Net investment income for the year ended December 31, 2014 was $23.3 million, which was an increase of $4.0 million, or 20.7%, compared to net investment income of $19.3 million during the year ended December 31, 2013 as a result of the $4.3 million increase in total investment income and the $0.3 million increase in total expenses, including income tax provision.

Net Increase in Net Assets Resulting From Operations

For the year ended December 31, 2014, net realized losses on investments were $17.0 million resulting from realized losses on investments in one non-control/non-affiliate portfolio company and one affiliate portfolio company, which were partially offset by realized gains on investments in six non-control/non-affiliate portfolio companies and one affiliate portfolio company. For the year ended December 31, 2013, the total realized gain on investments was $30.6 million, which consisted of realized gains on investments in a control portfolio company and realized gains on investments in five non-control/non-affiliate portfolio companies.

During the year ended December 31, 2014, we recorded a net change in unrealized appreciation on investments of $13.3 million attributable to (i) the reversal of net unrealized depreciation on investments of $11.0 million related to the exit or sale of investments, resulting in unrealized appreciation, (ii) net unrealized depreciation of $0.8 million on debt investments and (iii) net unrealized appreciation of $3.1 million on equity investments. During the year ended December 31, 2013, we recorded net unrealized depreciation of $22.2 million attributable to (i) the reversal of net unrealized appreciation on investments of $14.6 million related to the exit or sale of investments, resulting in unrealized depreciation, (ii) net unrealized depreciation of $6.8 million on debt investments and (iii) net unrealized depreciation of $0.8 million on equity investments.

As a result of these events, our net increase in net assets resulting from operations during the year ended December 31, 2014 was $19.5 million, or a decrease of $7.7 million, or 28.4%, compared to a net increase in net assets resulting from operations of $27.2 million during the prior year period.

Comparison of years ended December 31, 2013 and December 31, 2012

Investment Income

For the year ended December, 2013, total investment income was $41.8 million, an increase of $7.9 million, or 23.5%, over the $33.8 million of total investment income for the year ended December 31, 2012. The increase was primarily attributable to a $6.5 million increase in interest income and a $0.7 million increase in fee income from investments and $0.7 million increase in dividend income. The $6.5 million increase in interest income is primarily due to higher average levels of portfolio debt investments outstanding during year ended December 31, 2013, as compared to the year ended December 31, 2012. The fee income increase of $0.7 million is the result of an increase in the activity and size of the investment portfolio during the year ended December 31, 2013 compared to the prior year. The increase in dividend income is primarily attributable to higher levels of dividend producing investments and higher distributions from our portfolio companies in 2013 compared to 2012.

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

Net Investment Income

Net investment income for the year ended December 31, 2013 was $19.3 million, which was an increase of $3.6 million, or 23.0%, compared to net investment income of $15.7 million during the year ended December 31, 2012 as a result of the $7.9 million increase in total investment income as compared to the $4.3 million increase in total expenses.

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

In addition, income tax (provision) on realized gains on investments increased $0.5 million due to higher excise tax and U.S. federal income tax accruals related to realized gains on investments at our Taxable Subsidiaries for the year ended December 31, 2013 compared to the prior year.

As a result of these events, our net increase in net assets resulting from operations during the year ended December 31, 2013 was $27.2 million, or an increase of $7.8 million, or 40.1%, compared to a net increase in net assets resulting from operations of $19.4 million during the prior year.

Liquidity and Capital Resources

As of December 31, 2014, we had $29.3 million in cash and cash equivalents and our net assets totaled $243.3 million. We believe that our current cash and cash equivalents on hand, our continued access to SBA-guaranteed debentures, our Credit Facility and our anticipated cash flows from operations will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of securities (including the ATM Program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders.

Cash Flows

For the year ended December 31, 2014, we experienced a net decrease in cash and cash equivalents in the amount of $24.1 million. During that period, we used $71.3 million of cash for operating activities, primarily for the funding of $149.8 million of investments, which was partially offset by the proceeds from sales and repayments of investments of $62.6 million. During the same period, we generated $47.2 million from financing activities resulting from proceeds received from stock offerings, net of expenses, of $36.5 million, proceeds from the issuance of SBA debentures of $29.0 million and borrowings under the Credit Facility of $10.0 million, which were partially offset by cash dividends paid to stockholders of $23.9 million, a $2.9 million payment for taxes paid on behalf of the stockholders related to the 2013 deemed distribution and payments of financing costs totaling $1.6 million.

For the year ended December 31, 2013, we experienced a net increase in cash and cash equivalents in the amount of $1.4 million. During that period, we used $2.1 million of cash for operating activities, primarily for the funding of $149.1 million of investments, which was partially offset by $131.2 million of repayments and sales proceeds received. During the same period, we generated $3.5 million from financing activities, consisting primarily of proceeds from a follow-on equity offering of $28.9 million, net of expenses, which was partially offset by cash dividends paid to stockholders of $25.1 million and the payment of deferred financing costs of $0.3 million.

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

The Funds are licensed SBICs, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 200.0% of an SBIC’s regulatory capital or $150.0 million, whichever is less. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $225.0 million. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of December 31, 2014, Fund I had $150.0 million of outstanding SBA debentures. Based on its $75.0 million of regulatory capital as of December 31, 2014, Fund I cannot issue additional SBA debentures. As of December 31, 2014, Fund II had $23.5 million of outstanding SBA debentures. Based on its $37.5 million of regulatory capital as of December 31, 2014, Fund II has the current capacity to issue up to an additional $51.5 million of SBA debentures. For more information on the SBA debentures, please see Note 6 to our consolidated financial statements.

In June 2014, we entered the Credit Facility to provide additional funding for our investment and operational activities. The Credit Facility, which matures on June 16, 2018, had an initial commitment of $30.0 million and an accordion feature that allows for an increase in the total commitments up to $75.0 million, subject to certain customary conditions. The Credit Facility is secured primarily by our assets, excluding the assets of the Funds.

On December 19, 2014, FIC amended the Credit Facility to (i) increase the commitment from $30.0 million to $50.0 million until certain financial conditions are met and (ii) allow FIC to buy-back up to $10.0 million of our common stock subject to the satisfaction of specified financial covenants and conditions. The Credit Facility continues to have an accordion feature which allows for an increase in the total commitment up to $75.0 million.

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

As of December 31, 2014, the weighted average interest rate for all SBA debentures and borrowings outstanding under the Credit Facility was 4.0%.

We have made customary representations and warranties and are required to comply with various affirmative, negative and financial covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of December 31, 2014, we are in compliance with all covenants of the Credit Facility and there was $10.0 million outstanding under the Credit Facility.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors, including Independent Directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. On June 4, 2014, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 4, 2015 or the date of our 2015 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2015 Annual Meeting of Stockholders. Our stockholders specified that the cumulative number of shares sold in each offering during the one-year period ending on the earlier of June 4, 2015 or the date of our 2015 Annual Meeting of Stockholders may not exceed 25.0% of our outstanding common stock immediately prior to each such sale.

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

Valuation of Portfolio Investments

As a BDC, we report our assets and liabilities at fair value at all times consistent with GAAP and the 1940 Act. Accordingly, we are required to periodically determine the fair value of all of our portfolio investments.

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

For our debt investments, including senior secured loans and subordinated notes, the primary valuation technique used to estimate the fair value is the discounted cash flow method. However, if there is deterioration in credit quality or a debt investment is in workout status, we may consider other methods in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. Our discounted cash flow models estimate a range of fair values by applying an appropriate discount rate to the future cash flow streams of our debt investments, based on future interest and principal payments as set forth in the associated loan agreements. We determine a weighted average cost of capital for use in the discounted cash flow model for each investment, based on factors including, but not limited to: current pricing and credit metrics for similar proposed or executed investment transactions of private companies; the portfolio company’s historical financial results and outlook; and the portfolio company’s current leverage and credit quality as compared to leverage and credit quality as of the date the investment was made. We may also consider the following factors when determining the fair value of debt investments: the portfolio company’s ability to make future scheduled payments; prepayment penalties; estimated remaining life; the nature and realizable value of any collateral; and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made. We estimate the remaining life of our debt investments to generally be the legal maturity date of the instrument, as we generally intend to hold loans to maturity. However, if we have information available to us that the loan is expected to be repaid in the near term, we would use an estimated remaining life based on the expected repayment date.

For our equity investments, including equity securities and warrants, we generally use a market approach, including valuation methodologies consistent with industry practice, to estimate the enterprise value of portfolio companies. Typically, the enterprise value of a private company is based on multiples of EBITDA, cash flows, net income, revenues, or in limited cases, book value. In estimating the enterprise value of a portfolio company, we analyze various factors consistent with industry practice, including but not limited to original transaction multiples, the portfolio company’s historical and projected financial results, applicable market trading and prices paid in comparable transactions, applicable market yields and leverage levels, the nature and realizable value of any collateral, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public. Where applicable, we consider our ability to influence the capital structure of the portfolio company, as well as the timing of a potential exit.

We may also utilize an income approach when estimating the fair value of our equity securities, either as a primary methodology if consistent with industry practice or if the market approach is otherwise not applicable, or as a supporting methodology to corroborate the fair value ranges determined by the market approach. We typically prepare and analyze discounted cash flow models based on projections of the future free cash flows (or earnings) of the portfolio company. We consider various factors, including but not limited to the portfolio company’s projected financial results, applicable market trading and prices paid in comparable transactions, applicable market yields and leverage levels, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016 and early application is not permitted. We are currently evaluating the impact this ASU will have on our consolidated financial position or disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis, which amends the criteria for determining which entities are considered variable interest entities (“VIEs”), amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015 and early adoption is permitted. We are currently evaluating the impact this ASU will have on our consolidated financial position or disclosures.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2014, we had off-balance sheet arrangements consisting of five unfunded revolving loan commitments totaling $4.1 million to portfolio companies and two unfunded loan commitment totaling $5.4 million to a portfolio company. As of December 31, 2013, we had off-balance sheet arrangements consisting of two unfunded revolving loan commitments totaling $1.5 million, two unfunded loan commitments totaling $4.6 million to portfolio companies, and one unfunded capital commitment of $0.3 million related to a portfolio company.

Contractual Obligations

As of December 31, 2014 our future fixed commitments for cash payments are as follows:

	Total	2015	2016 to 2017	2018 to 2019	2020 and Thereafter
	(Dollars in thousands)
SBA debentures	$173,500	$—	$—	$66,450	$107,050
Interest due on SBA debentures	34,910	6,747	13,247	9,624	5,292
Credit Facility borrowings	10,000	—	—	10,000	—
Interest and fees due on Credit Facility(1)	3,132	1,124	1,651	357	—

Total	$221,542	$7,871	$14,898	$86,431	$112,342

(1)	Amounts represent (i) commitment fees on the unused portion of Credit Facility calculated at a rate of 1.0% of the unused amount as of December 31, 2014, which was $40.0 million, (ii) interest expense calculated at a rate of 3.688% of outstanding borrowings under the Credit Facility as of December 31, 2014, which were $10.0 million and (iii) annual agency fees due to the Credit Facility administrative agent.

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

Edward H. Ross, our Chairman and Chief Executive Officer and Thomas C. Lauer, one of our directors, are managers of Fidus Investment Advisors, LLC.

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

In connection with the IPO and our election to be regulated as a BDC, we applied for and received exemptive relief from the SEC on March 27, 2012 to allow us to take certain actions that would otherwise be prohibited by the 1940 Act, as applicable to BDCs. The relief permits FIC and Fund I, each of which has elected to be treated as a BDC, to operate effectively as one company, specifically allowing them to: (1) engage in certain transactions with each other; (2) invest in securities in which the other is or proposes to be an investor; (3) file consolidated reports with the Commission; and (4) be subject to modified consolidated asset coverage requirements for senior securities issued by a BDC and its SBIC subsidiary. Fund II has not elected to be treated as a BDC and is not party to this exemptive relief. The fourth exemption described above allows us to exclude any indebtedness guaranteed by the SBA and issued by Fund I from the 200.0% asset coverage requirements applicable to us. Effective September 30, 2014, any SBA debentures issued by Fund II are not considered senior securities for purposes of the 200.0% asset coverage requirements.

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

Recent Developments

On January 15, 2015, we invested $5.0 million in the subordinated notes and warrants of Ice House America, LLC, a leading manufacturer and franchisor of ice vending machines in the United States.

On January 16, 2015, we received $9.7 million as payment in full on the subordinated note of EBL, LLC (EbLens), including prepayment fees.

On February 6, 2015, we invested $8.0 million in the subordinated notes of Six Month Smiles Holdings, Inc., a provider of cosmetic orthodontic solutions as a turnkey program for general practitioner dentists, enabling them to treat patients with aligner products for correcting crooked teeth in four to nine months.

On February 12, 2015, we invested $6.4 million in the senior secured notes of Stagnito Partners, LLC, doing business as Stagnito Business Information, a leading provider of business information services to the convenience store, food retail and pharmacy markets in the U.S. and Canada.

On February 17, 2015, the Board declared a regular quarterly dividend of $0.38 per share payable on March 26, 2015 to stockholders of record as of March 12, 2015.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. As of December 31, 2014 and 2013, our debt portfolio was entirely comprised of fixed rate investments. Our pooled SBA debentures bear interest at fixed rates. Our Credit Facility bears interest, subject to our election, on a per annum basis equal to (i) the alternate base rate plus 2.5% or (ii) the applicable LIBOR rate plus 3.5%. The alternate base rate is equal to the greater of (i) prime rate, (ii) the federal funds rate plus 0.5% or (iii) the three-month LIBOR rate plus 1.0%.

Assuming that the consolidated statements of assets and liabilities as of December 31, 2014 and 2013 were to remain constant, a hypothetical 100 basis point change in interest rates would not have a material effect on our level of interest income from debt investments or interest expense.

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

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Fidus Investment Corporation and Subsidiaries

We have audited the accompanying consolidated statements of statement of assets and liabilities, including the consolidated schedules of investments, of Fidus Investment Corporation and Subsidiaries (collectively, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of December 31, 2014 and 2013, by correspondence with the custodian, loan agent, or borrower. Our audits also included performing such other procedures where replies from the custodian, loan agent or borrower were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidus Investment Corporation and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fidus Investment Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 5, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey LLP

Chicago, Illinois

March 5, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Fidus Investment Corporation and Subsidiaries

We have audited Fidus Investment Corporation and Subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Fidus Investment Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Fidus Investment Corporation and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2014, and our report dated March 5, 2015 expressed an unqualified opinion.

/s/ McGladrey LLP

Chicago, Illinois

March 5, 2015

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(In thousands, except shares and per share data)

	December 31, 2014	December 31, 2013
ASSETS
Investments, at fair value
Control Investments (cost: $10,460 and $0, respectively)	$4,244	$—
Affiliate investments (cost: $81,979 and $88,983, respectively)	86,200	82,444
Non-control/non-affiliate investments (cost: $298,899 and $226,231, respectively)	305,911	224,537

Total investments, at fair value (cost: $391,338 and $315,214, respectively)	396,355	306,981
Cash and cash equivalents	29,318	53,418
Interest receivable	4,460	2,487
Deferred financing costs (net of accumulated amortization of $2,784 and $2,102, respectively)	4,567	3,152
Prepaid expenses and other assets	887	1,224

Total assets	$435,587	$367,262

LIABILITIES
SBA debentures	$173,500	$144,500
Borrowings under credit facility	10,000	—
Accrued interest and fees payable	2,853	2,198
Due to affiliates	5,395	5,582
Taxes payable	328	3,571
Accounts payable and other liabilities	248	286

Total liabilities	192,324	156,137

Commitments and contingencies (Note 7)

NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 16,051,037 and 13,755,232 shares issued and outstanding at December 31, 2014 and 2013, respectively)	16	14
Additional paid-in capital	243,008	206,123
Undistributed net investment income	12,433	3,221
Accumulated net realized (loss) gain on investments, net of taxes	(15,999)	11,212
Accumulated net unrealized appreciation (depreciation) on investments	3,805	(9,445)

Total net assets	243,263	211,125

Total liabilities and net assets	$435,587	$367,262

Net asset value per common share	$15.16	$15.35

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	Years Ended December 31,
	2014	2013	2012
Investment income:
Interest income
Control investments	$86	$1,648	$2,942
Affiliate investments	9,738	8,969	7,561
Non-control/non-affiliate investments	30,473	27,033	20,630

Total interest income	40,297	37,650	31,133
Dividend income
Affiliate investments	150	139	122
Non-control/non-affiliate investments	1,865	1,539	822

Total dividend income	2,015	1,678	944
Fee income
Control investments	—	176	—
Affiliate investments	584	337	134
Non-control/non-affiliate investments	3,193	1,801	1,508

Total fee income	3,777	2,314	1,642
Interest on idle funds and other income	27	150	130

Total investment income	46,116	41,792	33,849

Expenses:
Interest and financing expenses	7,507	7,076	6,422
Base management fee	5,899	5,261	4,237
Incentive fee	4,857	6,792	4,839
Administrative service expenses	1,772	1,155	897
Professional fees	1,182	851	834
Other general and administrative expenses	1,235	1,115	929

Total expenses	22,452	22,250	18,158

Net investment income before income taxes	23,664	19,542	15,691
Income tax provision	383	246	4

Net investment income	23,281	19,296	15,687

Net realized and unrealized gains (losses) on investments:
Realized gains on control investments	—	22,231	—
Net realized (losses) on affiliate investments	(12,121)	—	—
Net realized (losses) gains on non-control/non-affiliate investments	(4,908)	8,357	1,975
Net change in unrealized appreciation (depreciation) on investments	13,250	(22,188)	1,749
Income tax (provision) on realized gains on investments	(17)	(493)	—

Net (loss) gain on investments	(3,796)	7,907	3,724

Net increase in net assets resulting from operations	$19,485	$27,203	$19,411

Per common share data:
Net investment income per share-basic and diluted	$1.62	$1.43	$1.54

Net increase in net assets resulting from operations per share-basic and diluted	$1.36	$2.01	$1.91

Dividends paid per share	$1.72	$1.94	$1.46

Weighted average number of shares outstanding - basic and diluted	14,346,438	13,524,368	10,185,627

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets

(In thousands, except shares)

	Common Stock		Additional Paid in Capital	Undistributed Net Investment Income	Accumulated Net Realized (Loss) Gain on Investments, net of taxes	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Number of Shares	Par Value
Balances at December 31, 2011	9,427,021	$9	$138,649	$422	$(482)	$1,884	$140,482
Public offering of common stock, net of expenses	2,472,500	3	37,949	—	—	—	37,952
Net increase in net assets resulting from operations	—	—	—	15,687	1,975	1,749	19,411
Dividends declared and paid	54,326	—	900	(15,654)	—	—	(14,754)

Balances at December 31, 2012	11,953,847	12	177,498	455	1,493	3,633	183,091
Public offering of common stock, net of expenses	1,725,000	2	28,855	—	—	—	28,857
Net increase in net assets resulting from operations	—	—	—	19,296	20,985	(13,078)	27,203
Dividends paid	76,385	—	1,464	(16,603)	(10,000)	—	(25,139)
Deemed distribution of long term capital gains	—	—	5,363	—	(8,250)	—	(2,887)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(7,057)	73	6,984	—	—

Balances at December 31, 2013	13,755,232	14	206,123	3,221	11,212	(9,445)	211,125
Public offerings of common stock, net of expenses	2,241,767	2	36,540	—	—	—	36,542
Net increase (decrease) in net assets resulting from operations	—	—	—	23,281	(17,046)	13,250	19,485
Dividends paid	54,038	—	935	(14,435)	(10,389)	—	(23,889)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(590)	366	224	—	—

Balances at December 31, 2014	16,051,037	$16	$243,008	$12,433	$(15,999)	$3,805	$243,263

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$19,485	$27,203	$19,411
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(13,250)	22,188	(1,749)
Realized loss (gain) on investments	17,029	(30,588)	(1,975)
Interest and dividend income paid-in-kind	(5,617)	(5,811)	(4,735)
Accretion of original issue discount	(643)	(1,081)	(1,153)
Accretion of loan origination fees	(529)	(407)	(214)
Purchase of investments	(149,814)	(149,095)	(85,519)
Proceeds from sales and repayments of investments	62,643	131,199	25,204
Proceeds from loan origination fees	807	863	637
Amortization of deferred financing costs	681	512	456
Changes in operating assets and liabilities:
Interest receivable	(1,973)	820	(1,620)
Prepaid expenses and other assets	337	(387)	(372)
Accrued interest and fees payable	155	61	418
Due to affiliates	(187)	1,936	1,484
Taxes payable	(356)	684	—
Accounts payable and other liabilities	(38)	(189)	194

Net cash (used in) operating activities	(71,270)	(2,092)	(49,533)

Cash Flows from Financing Activities:
Proceeds from stock offerings, net of expenses	36,542	28,857	37,952
Proceeds received from SBA debentures	29,000	—	40,500
Proceeds received from borrowings under credit facility	10,000	—	—
Payment of deferred financing costs	(1,596)	(250)	(1,182)
Dividends paid to stockholders	(23,889)	(25,139)	(14,754)
Taxes paid on deemed distribution	(2,887)	—	—

Net cash provided by financing activities	47,170	3,468	62,516

Net (decrease) increase in cash and cash equivalents	(24,100)	1,376	12,983

Cash and cash equivalents:
Beginning of period	53,418	52,042	39,059

End of period	$29,318	$53,418	$52,042

Supplemental disclosure of cash flow information:
Cash payments for interest	$6,670	$6,503	$5,549
Cash payments for taxes	$3,471	$55	$4

Non-cash financing activities:
Issuance of shares of common stock under dividend reinvestment plan	$935	$1,464	$900

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2014

(In thousands, except shares)

Portfolio Company (1) (2)	Industry	Investment Type (3)	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Control Investments (5)

Paramount Building Solutions, LLC	Retail Cleaning	Subordinated Note	7.0%/3.0%	12/31/2017	$1,118	$1,118	$1,067
		Subordinated Note	7.0%/7.0%	12/31/2017	2,842	2,842	2,687
		Warrant (1,086,035 units) (7)				—	—
		Preferred Equity (5,000,000 units) (7)				5,000	490
		Common Equity (107,143 units) (7)				1,500	—

						10,460	4,244	2%
Total Control Investments						10,460	4,244	2%

Affiliate Investments (5)

Apex Microtechnology, Inc.	Electronic	Warrant (2,293 units)				220	254
	Components Supplier	Common Equity (11,690 shares)				1,169	1,302

						1,389	1,556	1%

FAR Research Inc.	Specialty Chemicals	Senior Secured Loan (10)	11.8%/0.0%	3/31/2019	7,600	7,567	7,600
		Revolving Loan ($1,750 commitment) (9)	11.8%/0.0%	3/31/2019	136	129	136
		Common Equity (10 units)				1,000	938

						8,696	8,674	4%

Inflexxion, Inc.	Business Services	Senior Secured Loan	12.5%/0.0%	12/16/2019	4,750	4,726	4,726
		Revolving Loan ($1,000 commitment) (9)	12.5%/0.0%	12/16/2019	300	295	295
		Preferred Equity (1,400 units)				1,400	1,400

						6,421	6,421	3%

Malabar International	Aerospace & Defense	Subordinated Note (10)	12.5%/2.5%	5/21/2017	7,264	7,239	7,264
	Manufacturing	Preferred Equity (1,494 shares) (6)	6.0%/0.0%			1,992	3,258

						9,231	10,522	4%

Medsurant Holdings, LLC	Healthcare Services	Subordinated Note	9.5%/4.5%	7/12/2016	10,129	9,603	10,129
		Preferred Equity (126,662 units) (7)				1,345	1,027
		Warrant (505,176 units) (7)				4,516	3,715

						15,464	14,871	6%

Pfanstiehl, Inc.	Healthcare Products	Subordinated Note	12.0%/1.5%	9/29/2018	6,208	6,168	6,208
		Common Equity (8,500 units) (9)				850	3,088

						7,018	9,296	4%

Safety Products Group, LLC	Safety Products	Subordinated Note	12.0%/1.5%	12/30/2018	10,000	9,965	10,000
	Manufacturing	Preferred Equity (749 units) (7) (9)				749	812
		Common Equity (676 units) (7) (9)				1	—

						10,715	10,812	4%

Trantech Radiator Products, Inc.	Utility Equipment	Subordinated Note (9)	12.0%/1.8%	5/4/2017	9,518	9,498	9,518
	Manufacturing	Common Equity (6,875 shares) (9)				688	962

						10,186	10,480	4%

Westminster Cracker Company, Inc.	Specialty Cracker	Preferred Equity (95,798 units)				70	152
	Manufacturing	Common Equity (1,208,197 units)				1,208	1,804

						1,278	1,956	1%

World Wide Packaging, LLC	Consumer Products	Subordinated Note (9)	12.0%/1.8%	10/26/2018	10,097	10,063	10,097
		Common Equity (1,517,573 units) (7) (9)				1,518	1,515

						11,581	11,612	5%

Total Affiliate Investments						81,979	86,200	35%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2014

(In thousands, except shares)

Portfolio Company (1) (2)	Industry	Investment Type (3)	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Non-Control/Non-Affiliate Investments (5)

Acentia, LLC	Information	Common Units (499 units)				$500	$243	0%
	Technology Services

ACFP Management, Inc.	Restaurants	Common Units (1,000,000 units) (9)				1,091	1,587	1%

Allied 100 Group, Inc.	Healthcare Products	Subordinated Note (10)	11.5%/0.0%	5/26/2020	$13,000	12,936	12,936
		Common Equity (1,250,000 units) (9)				1,250	1,250

						14,186	14,186	6%

Anatrace Products, LLC	Healthcare Products	Senior Secured Loan	11.5%/1.5%	10/11/2018	9,500	9,469	9,500
		Revolving Loan ($500 commitment) (8)	N/A	10/11/2018	—	(2)	(2)
		Common Equity (360,000 shares) (9)				360	520

						9,827	10,018	4%
Brook & Whittle Limited	Printing Services	Subordinated Note	12.0%/4.8%	12/31/2016	7,297	7,297	7,272
		Subordinated Note	12.0%/2.0%	12/31/2016	2,250	2,250	2,153
		Warrant (1,051 shares)				285	134
		Common Equity - Series A (148 shares)				110	20
		Common Equity - Series D (527 shares)				53	71

						9,995	9,650	4%

Caldwell & Gregory, LLC	Laundry Services	Subordinated Note	11.5%/1.0%	11/30/2018	1,524	1,502	1,524
		Subordinated Note	0.0%/12.0%	5/31/2019	3,618	3,394	3,618
		Common Equity (500,000 units) (7)				500	568
		Warrant (242,121 units) (7)				242	275

						5,638	5,985	2%

Carlson Systems Holdings, Inc.	Specialty Distribution	Subordinated Note (10)	11.5%/0.0%	5/20/2020	12,000	11,941	11,941
		Common Equity (7,500 units) (9)				750	750

						12,691	12,691	5%

Channel Technologies Group, LLC	Component	Subordinated Note	11.0%/1.3%	4/10/2019	7,000	6,952	6,619
	Manufacturing	Preferred Equity (612 units) (7) (9)				1,139	686
		Common Equity (612,432 units) (7) (9)				—	—

						8,091	7,305	3%

Connect-Air International, Inc.	Specialty Distribution	Subordinated Note	12.8%/0.0%	11/5/2018	11,400	11,395	11,400
		Common Equity				—	4,600

						11,395	16,000	7%

Continental Anesthesia Management, LLC	Healthcare Services	Senior Secured Loan	8.0%/6.0%	4/15/2015	10,259	10,252	10,130
		Warrant (263 shares)				276	—

						10,528	10,130	4%

EBL, LLC (EbLens)	Retail	Subordinated Note (9)	12.0%/3.0%	2/2/2018	9,610	9,584	9,706
		Common Equity (750,000 units) (7) (9)				750	981

						10,334	10,687	4%

FDS Avionics Corp.	Aerospace & Defense	Subordinated Note	12.3%/0.0%	4/1/2020	5,200	5,175	5,175
(dba Flight Display Systems)	Manufacturing	Common Equity (200 units) (9)				2,000	2,000

						7,175	7,175	3%

FTH Acquisition Corp. VII	Information	Subordinated Note	13.0%/0.0%	2/27/2015	8,395	8,395	8,350
	Technology Services	Preferred Equity (887,122 shares)				887	621

						9,282	8,971	4%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2014

(In thousands, except shares)

Portfolio Company (1) (2)	Industry	Investment Type (3)	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Grindmaster Corporation	Consumer Products	Subordinated Note	11.5%/0.0%	10/31/2019	$10,500	$10,456	$10,456	4%

IOS Acquisitions, Inc.	Oil & Gas Services	Subordinated Note	12.0%/3.3%	6/26/2018	14,263	14,175	13,788
		Common Equity (2,152 shares) (9)				500	364

						14,675	14,152	6%

Jacob Ash Holdings, Inc.	Apparel Distribution	Subordinated Note (10)	13.0%/4.0%	6/30/2018	4,000	3,992	4,000
		Subordinated Note	13.0%/0.0%	6/30/2018	963	953	963
		Preferred Equity (66,138 shares) (6)	0.0%/15.0%	6/30/2018		798	810
		Warrant (63,492 shares)				67	—

						5,810	5,773	2%

K2 Industrial Services, Inc.	Industrial Cleaning	Subordinated Note	11.8%/2.8%	5/23/2017	15,213	15,162	15,213
	& Coatings	Preferred Equity - Series A (1,200 shares)				1,200	914
		Preferred Equity - Series B (74 shares)				68	83

						16,430	16,210	7%

Lightning Diversion Systems, LLC	Aerospace & Defense	Senior Secured Loan	10.5%/0.0%	12/20/2018	12,198	12,154	12,198
	Manufacturing	Revolving Loan ($1,000 commitment) (8)	N/A	12/20/2018	—	(2)	(2)
		Common Equity (600,000 units)				—	2,204

						12,152	14,400	6%

MedPlast, LLC	Healthcare Products	Subordinated Note (9)	11.0%/1.5%	3/31/2019	10,185	10,126	10,185
		Preferred Equity (188 shares) (6) (9)	0.0%/8.0%			206	206
		Common Equity (3,728 shares) (9)				62	65

						10,394	10,456	4%

National Truck Protection Co., Inc.	Financial Services	Senior Secured Loan	13.5%/2.0%	9/13/2018	12,662	12,598	12,662
		Common Units (1,109 shares)				758	1,923

						13,356	14,585	6%

Oaktree Medical Centre, P.C.	Healthcare Services	Senior Secured Loan (9)	6.5%/0.0%	5/6/2019	700	694	675
(dba Pain Management		Senior Secured Loan (9)	14.0%/0.0%	5/6/2019	5,300	5,254	5,000
Associates)		Revolving Loan ($500 commitment) (9)	6.5%/0.0%	5/6/2019	250	246	250

						6,194	5,925	2%

Pinnergy, Ltd.	Oil & Gas Services	Subordinated Note (10)	10.5%/0.8%	1/24/2020	20,000	19,931	19,812	8%

Plymouth Rock Energy, LLC	Business Services	Senior Secured Loan	11.8%/0.0%	5/14/2017	6,000	5,973	5,973	2%

Premium Franchise Brands, LLC	Commercial Cleaning	Preferred Equity (1,054,619 shares)				832	718	0%

Restaurant Finance Co, LLC	Restaurants	Senior Secured Loan ($10,500 commitment) (10)	12.0%/4.0%	7/31/2020	5,145	5,133	5,145	2%

Simplex Manufacturing Co.	Aerospace & Defense	Subordinated Note	14.0%/0.0%	11/1/2015	4,550	4,537	4,537
	Manufacturing	Warrant (24 shares)				710	813

						5,247	5,350	2%

Toledo Molding & Die, Inc.	Component	Subordinated Note (9)	10.5%/0.0%	12/18/2018	10,000	9,851	9,851	4%
	Manufacturing

United Biologics, LLC	Healthcare Services	Subordinated Note	12.0%/2.0%	3/5/2017	8,688	8,393	8,688
		Preferred Equity (98,377 units) (7) (9)				1,069	1,069
		Warrant (57,469 units)				566	281

						10,028	10,038	4%

US GreenFiber, LLC	Building Products	Subordinated Note (10)	12.5%/0.0%	1/2/2019	14,000	13,936	13,936
	Manufacturing	Common Equity (1,667 units) (7) (9)				500	500

						14,436	14,436	6%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2014

(In thousands, except shares)

Portfolio Company (1) (2)	Industry	Investment Type (3)	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Virginia Tile Company, LLC	Specialty Distribution	Subordinated Note (10)	12.3%/0.0%	5/19/2020	$12,000	$11,940	$11,940
		Common Equity (19.5 shares)				250	250

						12,190	12,190	5%

Worldwide Express	Transportation Services	Subordinated Note	11.5%/1.0%	8/1/2020	12,678	12,578	12,678
Operations, LLC		Common Equity (2,500,000 units) (7) (9)				2,500	3,135

						15,078	15,813	7%

Total Non-Control/Non-Affiliate Investments						298,899	305,911	126%

Total Investments						$391,338	$396,355	163%

(1)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(2)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(3)	All debt investments are income producing. Equity investments are non-income producing unless otherwise noted.
(4)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of December 31, 2014. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
(5)	See Note 2 - Significant Accounting Policies, Investment Classification for definitions of Control and Affiliate classifications.
(6)	Income producing. Maturity date, if any, represents mandatory redemption date.
(7)	Investment is held by a wholly-owned subsidiary of the Company.
(8)	The entire commitment was unfunded at December 31, 2014. As such, no interest is being earned on this investment.
(9)	Investment pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(10)	The portion of the investment not held by the Funds is pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2013

(In thousands, except shares)

Portfolio Company (1) (2)	Industry	Investment Type (3)	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Affiliate Investments (5)
Apex Microtechnology, Inc.	Electronic	Subordinated Note	12.0%/2.0%	2/16/2018	$6,200	$5,987	$6,448
	Components Supplier	Warrant (2,294 units)				220	255
		Common Equity (11,690 units)				1,169	1,299

						7,376	8,002	4%

Avrio Technology Group, LLC	Electronic	Subordinated Note	0.0%/14.0%	10/15/2015	6,291	6,291	3,200
	Components Supplier	Preferred Equity - Series B (3,704 units) (7)				3,704	—
		Preferred Equity - Series C (872 units) (7)				436	—
		Preferred Equity - Series D (1,917 units) (7)				639	—
		Common Equity (4,215 units) (7)				1,000	—

						12,070	3,200	2%

Malabar International	Aerospace & Defense	Subordinated Note	12.5%/2.5%	5/21/2017	5,116	5,093	5,116
	Manufacturing	Preferred Equity (1,494 shares) (6)	6.0%/0.0%			1,990	3,616

						7,083	8,732	4%

Medsurant Holdings, LLC	Healthcare Services	Subordinated Note	14.0%/0.0%	7/12/2016	9,750	8,845	9,541
		Preferred Equity (79,091 units) (7)				1,112	1,105
		Warrant (288,239 units) (7)				3,690	3,944

						13,647	14,590	7%

Paramount Building Solutions, LLC	Retail Cleaning	Subordinated Note	5.0%/13.0%	12/31/2014	7,253	7,253	7,091
		Common Equity (107,143 units) (7)				1,500	—

						8,753	7,091	3%

Pfanstiehl, Inc.	Healthcare Products	Subordinated Note	12.0%/4.0%	9/29/2018	6,082	6,031	6,082
		Common Equity (8,500 shares)				850	970

						6,881	7,052	3%

Safety Products Group, LLC	Safety Products	Subordinated Note	12.0%/1.5%	12/30/2018	10,000	9,957	9,957
	Manufacturer	Preferred Equity (749 shares) (7)				749	749
		Common Equity (676 shares) (7)				1	1

						10,707	10,707	5%

Trantech Radiator Products, Inc.	Utility Equipment	Subordinated Note	12.0%/1.8%	5/4/2017	9,351	9,323	9,351
	Manufacturer	Common Equity (6,875 shares)				688	1,317

						10,011	10,668	5%

Westminster Cracker Company, Inc.	Specialty Cracker	Preferred Equity (83,851 units)				70	75
	Manufacturer	Common Equity (1,208,197 units)				1,208	1,108

						1,278	1,183	1%

World Wide Packaging, LLC	Consumer Products	Subordinated Note	12.0%/1.8%	10/26/2018	9,919	9,877	9,919
		Common Equity (1,300,000 units) (7)				1,300	1,300

						11,177	11,219	5%

Total Affiliate Investments						88,983	82,444	39%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2013

(In thousands, except shares)

Portfolio Company (1) (2)	Industry	Investment Type (3)	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Non-Control/Non-Affiliate Investments (5)

Anatrace Products, LLC	Healthcare Products	Senior Secured Loan	11.5%/1.5%	10/11/2018	$9,533	$9,493	$9,493
		Revolving Loan ($500 commitment) (9)	N/A	10/11/2018	—	(2)	(2)
		Common Equity (360,000 shares)				360	360

						9,851	9,851	5%

Acentia, LLC (f/k/a ITSolutions)	IT Services	Common Units (499 units)				500	267	0%

ACFP Management, Inc.	Restaurants	Common Units (1,000,000 units)				1,091	1,140	1%

Brook & Whittle Limited	Specialty Printing	Subordinated Note	12.0%/4.8%	12/31/2016	6,954	6,954	6,954
		Subordinated Note	12.0%/2.0%	12/31/2016	2,206	2,199	2,206
		Warrant (1,051 shares)				285	367
		Common Equity -Series A (148 shares)				110	52
		Common Equity -Series D (527 shares)				53	53

						9,601	9,632	5%

Brook Furniture Rental, Inc.	Furniture Rental	Subordinated Note	12.0%/1.5%	9/30/2016	7,865	7,573	7,944
		Warrants (2.5%)				485	751

						8,058	8,695	4%

Caldwell & Gregory, LLC	Laundry Services	Subordinated Note	11.5%/1.0%	11/30/2018	1,509	1,482	1,509
		Subordinated Note	0.0%/12.0%	5/31/2019	3,215	2,941	3,215
		Common Equity (500,000 units) (7)				500	511
		Warrant (242,121 units) (7)				242	247

						5,165	5,482	3%

Channel Technologies Group, LLC	Component	Subordinated Note	11.0%/1.3%	4/10/2019	7,000	6,941	6,941
	Manufacturer	Preferred Equity (538 units) (7)				1,000	1,000
		Common Equity (537,817 units) (7)				—	—

						7,941	7,941	4%

Connect-Air International, Inc.	Specialty Distribution	Subordinated Note	12.8%/0.0%	11/5/2018	11,400	11,394	11,394
		Common Equity				—	1,800

						11,394	13,194	6%

Continental Anesthesia Management, LLC	Healthcare Services	Senior Secured Loan	14.0%/0.0%	9/15/2014	9,825	9,777	9,717
		Warrant (263 shares)				276	—

						10,053	9,717	5%

Convergent Resources, Inc.	Debt Collection	Subordinated Note	13.0%/3.0%	12/27/2017	5,758	5,719	5,759	3%
	Services

EBL, LLC (EbLens)	Retail	Subordinated Note	12.0%/3.0%	2/2/2018	9,323	9,288	9,323
		Common Equity (750,000 units) (7)				750	778

						10,038	10,101	5%

FCA, LLC	Industrial Products	Subordinated Note	12.5%/1.5%	6/18/2018	1,512	1,506	1,512
		Preferred Equity (4,500,000 units) (6)	11.5%/5.0%	6/18/2018		4,604	4,623

						6,110	6,135	3%

FocusVision Worldwide, Inc.	Business Services	Subordinated Note	12.0%/1.0%	1/29/2019	7,519	7,487	7,519	4%

FTH Acquisition Corp. VII	IT Services	Subordinated Note	13.0%/0.0%	2/27/2015	8,511	8,511	7,741
		Preferred Equity (887,122 shares)				887	—

						9,398	7,741	4%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2013

(In thousands, except shares)

Portfolio Company (1) (2)	Industry	Investment Type (3)	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

IOS Acquisition, Inc.	Oil & Gas Services	Subordinated Note	12.0%/3.5%	6/26/2018	$13,766	$13,654	$13,766
		Common Equity (2,152 shares)				500	379

						14,154	14,145	7%

Jacob Ash Holdings, Inc.	Apparel Distribution	Subordinated Note	13.0%/5.0%	8/11/2016	3,500	3,491	3,500
		Subordinated Note	13.0%/1.0%	8/11/2016	1,147	1,132	1,147
		Preferred Equity (500 shares)(6)	0.0%/15.0%	8/11/2016		685	314
		Warrant (129,630 shares)				67	—

						5,375	4,961	2%

K2 Industrial Services, Inc.	Industrial Cleaning	Subordinated Note	11.8%/2.8%	5/23/2017	14,797	14,722	14,798
	& Coatings	Preferred Equity - Series A (1,200 shares)				1,200	930
		Preferred Equity - Series B (69 shares)				68	74

						15,990	15,802	7%

Lightning Diversion Systems, LLC	Aerospace & Defense	Senior Secured Loan	10.5%/0.0%	12/20/2018	12,198	12,143	12,197
	Manufacturing	Revolving Loan ($1,000 commitment) (9)	N/A	12/20/2018	—	(3)	(3)
		Common Equity (600,000 units)				—	1,049

						12,140	13,243	6%

MedPlast, LLC	Healthcare Products	Subordinated Note	11.0%/1.5%	3/31/2019	10,033	9,961	9,961
	Products	Preferred Equity (188 shares) (6)	0.0%/8.0%			191	191
		Common Equity (3,728 shares)				62	62

						10,214	10,214	5%

National Truck Protection Co., Inc.	Financial Services	Senior Secured Loan	13.5%/2.0%	9/13/2018	13,500	13,418	13,500
		Common Units (1,109 units)				737	1,118

						14,155	14,618	7%

Nobles Manufacturing, Inc.	Aerospace & Defense	Subordinated Note	12.0%/2.5%	10/6/2018	4,550	4,550	4,550
	Manufacturing	Preferred Equity (1,300,000 shares)				867	2,285
		Common Equity (1,300,000 shares)				—	—

						5,417	6,835	3%

Premium Franchise Brands, LLC	Commercial Cleaning	Subordinated Note	12.0%/2.0%	3/18/2017	7,833	7,833	7,833
(f/k/a Jan-Pro Holdings, LLC)		Preferred Equity (1,054,619 shares)				832	465

						8,665	8,298	4%

Restaurant Finance Co, LLC	Restaurants	Senior Secured Loan ($6,000 commitment)	11.0%/2.0%	11/25/2019	1,664	1,652	1,652
		Royalty Rights				—	—

						1,652	1,652	1%

S.B. Restaurant Co. (dba Elephant Bar)	Restaurants	Subordinated Note (8)	13.0%/1.0%	1/10/2018	7,594	7,256	2,974
		Subordinated Note ($500 commitment)	0.0%/0.0%	1/10/2018	250	165	165
		Warrant (652 shares)				416	—

						7,837	3,139	1%

Simplex Manufacturing Co.	Aerospace & Defense	Subordinated Note	14.0%/0.0%	11/1/2015	4,550	4,522	4,550
	Manufacturing	Warrant (24 shares)				710	758

						5,232	5,308	3%

United Biologics, LLC	Healthcare Services	Senior Secured Loan	12.0%/2.0%	3/5/2017	6,833	6,425	6,833
		Preferred Equity (98,377 units) (7)				1,069	1,069
		Warrant (57,469 units)				566	312

						8,060	8,214	4%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2013

(In thousands, except shares)

Portfolio Company (1) (2)	Industry	Investment Type (3)	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Worldwide Express Operations, LLC	Transportation Services	Subordinated Note	11.5%/1.0%	8/1/2020	$12,552	$12,434	$12,434
		Common Equity (2,500,000 units) (7)				2,500	2,500

						14,934	14,934	7%

Total Non-Control/Non-Affiliate Investments						226,231	224,537	106%

Total Investments						$315,214	$306,981	145%

(1)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(2)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(3)	All debt investments are income producing. Equity investments are non-income producing unless otherwise noted.
(4)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of December 31, 2013. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
(5)	See Note 2 - Significant Accounting Policies, Investment Classification for definitions of Control and Affiliate classifications. (6) Income producing. Maturity date, if any, represents mandatory redemption date.
(7)	Investment is held by a wholly-owned subsidiary of the Company.
(8)	Investment was on non-accrual status as of December 31, 2013, meaning the Company has ceased recognizing interest income on the investment.
(9)	The entire commitment was unfunded at December 31, 2013. As such, no interest is being earned on this investment.

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

On August 21, 2014, the Company entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which the Company could sell, by means of at-the-market offerings from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50,000 (the “ATM Program”). During the period from August 21, 2014 through December 31, 2014, 158,353 shares of the Company’s common stock were sold at an average offering price of $18.51 per share resulting in net proceeds of $2,871, after commissions to the sales agent on shares sold and offering costs of $59.

On September 30, 2014, the Company issued 2,000,000 shares in a follow-on public offering at an offering price of $17.00 per share. On October 21, 2014, the Company issued an additional 83,414 shares to the underwriters pursuant to their exercise of the over-allotment option. Such share issuances resulted in net proceeds of $33,671, after deducting underwriting fees and commissions and offering costs totaling $1,747.

As of December 31, 2014 and 2013, the Company had 16,051,037 and 13,755,232 shares of common stock outstanding, respectively.

Note 2. Significant Accounting Policies

Basis of presentation: The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) pursuant to the requirements for reporting on Form 10-K, Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies (“ASC 946), and Articles 6 or 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Deferred financing costs: Deferred financing costs consist of fees and expenses paid in connection with the Credit Facility (as defined in Note 6) and SBA debentures. Deferred financing costs are capitalized and amortized over the term of the debt agreement using the effective interest method.

Deferred equity financing costs: Deferred equity financing costs include registration expenses related to shelf filings, including expenses related to the launch of the ATM Program. These expenses primarily consist of Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These expenses are included in prepaid assets and are charged to additional paid in capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed.

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

The Company also typically receives upfront loan origination or closing fees in connection with investments. Such upfront loan origination and closing fees are capitalized as unearned income and offset against investment cost basis on the consolidated statements of assets and liabilities and accreted into income over the life of the investment. Upfront loan origination and closing fees received for the years ended December 31, 2014, 2013 and 2012 totaled $807, $863, and $637, respectively.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax provision, if any. There were no material uncertain income tax positions at December 31, 2014 and 2013. The 2011 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Earnings and net asset value per share: The earnings per share calculations for the years ended December 31, 2014, 2013 and 2012, are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of December 31, 2014 and 2013.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016 and early application is not permitted. The Company is currently evaluating the impact this ASU will have on the Company’s consolidated financial position or disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis, which amends the criteria for determining which entities are considered variable interest entities (“VIEs”), amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. This guidance is effective for annual and interim reporting periods of public entities beginning after December 15, 2015 and early adoption is permitted. The Company is currently evaluating the impact this ASU will have on the Company’s consolidated financial position or disclosures.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

As of December 31, 2014, the Company had investments in 42 portfolio companies with an aggregate fair value of $396,355 and a weighted average effective yield on its debt investments of 13.4%. As of December 31, 2014, the Company held equity investments in 85.7% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 8.7%. As of December 31, 2013, the Company had investments in 37 portfolio companies with an aggregate fair value of $306,981 and a weighted average effective yield on its debt investments of 14.5%. As of December 31, 2013, the Company held equity investments in 91.9% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 7.3%. The weighted average yields were computed using the effective interest rates for debt investments at cost as of December 31, 2014 and 2013, including accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any.

Purchases of debt and equity investments for the years ended December 31, 2014, 2013 and 2012 totaled $149,814, $149,095 and $85,519, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the years ended December 31, 2014, 2013 and 2012 totaled $62,643, $131,199 and $25,204, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
Subordinated notes	$273,711	69.1%	$214,400	69.8%	$273,347	69.8%	$220,372	69.9%
Senior secured loans	74,286	18.7%	53,387	17.4	$74,486	19.0%	52,903	16.8
Equity	42,886	10.8	32,560	10.6	36,623	9.4	34,982	11.1
Warrants	5,472	1.4	6,634	2.2	6,882	1.8	6,957	2.2
Royalty rights	—	—	—	—	—	—	—	—

Total	$396,355	100.0%	$306,981	100.0%	$391,338	100.0%	$315,214	100.0%

All investments made by the Company as of December 31, 2014 and 2013 were made in portfolio companies located in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
Southeast	$113,516	28.6%	$54,885	17.9%	$113,725	29.0%	$55,855	17.7%
Midwest	94,572	23.9	67,287	21.9	92,721	23.7	74,430	23.6
West	78,904	19.9	76,361	24.9	71,975	18.4	75,488	24.0
Northeast	66,900	16.9	59,500	19.4	65,248	16.7	59,611	18.9
Southwest	42,463	10.7	48,948	15.9	47,669	12.2	49,830	15.8

Total	$396,355	100.0%	$306,981	100.0%	$391,338	100.0%	$315,214	100.0%

As of December 31, 2014 and 2013, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio. As of December 31, 2014, there were no investments on non-accrual status. As of December 31, 2013, the Company had debt investments in one portfolio company on non-accrual status, which had a cost and fair value of $7,256 and $2,974, respectively.

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

•

the Board also engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our investments for which market quotations are not readily available. The Company will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, and for new portfolio companies, at least once in the twelve-month period subsequent to

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result it is not in the Company’s stockholders’ best interest, to request the valuation firm(s) to perform independent valuations on one or more portfolio companies. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio. The Board consulted with the independent valuation firm in arriving at the Company’s determination of fair value on 9 and 13 of its portfolio company investments representing 20.7% and 47.1% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended December 31, 2014 and 2013, respectively) as of December 31, 2014 and 2013, respectively.

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

For the Company’s equity investments, including equity and warrants, the Company generally uses a market approach, including valuation methodologies consistent with industry practice, to estimate the enterprise value of portfolio companies. Typically, the enterprise value of a private company is based on multiples of EBITDA, net income, revenues, or in limited cases, book value. In estimating the enterprise value of a portfolio company, the Company analyzes various factors consistent with industry practice, including but not limited to original transaction multiples, the portfolio company’s historical and projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the nature and realizable value of any collateral, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public. Where applicable, the Company considers the Company’s ability to influence the capital structure of the portfolio company, as well as the timing of a potential exit.

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

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the years ended December 31, 2014 and 2013.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013:

	Subordinated Notes	Senior Secured Loans	Equity	Warrants	Royalty Rights	Total
Balance, December 31, 2012	$193,691	$32,736	$26,430	$21,392	$—	$274,249
Realized gain on investments	393	—	4,926	25,269	—	30,588
Net change in unrealized (depreciation) appreciation on investments	(7,305)	(110)	(716)	(14,057)	—	(22,188)
Purchase of investments	111,473	22,668	14,712	242	—	149,095
Proceeds from sales and repayments of investments	(89,387)	(2,166)	(13,434)	(26,212)	—	(131,199)
Interest and dividend income paid-in-kind	4,984	174	653	—	—	5,811
Proceeds from loan origination fees	(709)	(131)	(23)	—	—	(863)
Accretion of loan origination fees	352	50	5	—	—	407
Accretion of original issue discount	908	166	7	—	—	1,081

Balance, December 31, 2013	$214,400	$53,387	$32,560	$6,634	$—	$306,981
Net realized (losses) gains on investments	(13,742)	—	(3,973)	686	—	(17,029)
Net change in unrealized (depreciation) appreciation on investments	5,928	(276)	8,685	(1,087)	—	13,250
Non-cash conversion of security types	1,833	(6,833)	5,000	—	—	—
Purchase of investments	103,663	33,086	12,238	827	—	149,814
Proceeds from sales and repayments of investments	(43,356)	(5,592)	(12,107)	(1,588)	—	(62,643)
Interest and dividend income paid-in-kind	4,577	586	454	—	—	5,617
Proceeds from loan origination fees	(589)	(195)	(23)	—	—	(807)
Accretion of loan origination fees	402	82	45	—	—	529
Accretion of original issue discount	595	41	7	—	—	643

Balance, December 31, 2014	$273,711	$74,286	$42,886	$5,472	$—	$396,355

Net change in unrealized appreciation of $2,294 and $(7,588) for the years ended December 31, 2014 and 2013 were attributable to Level 3 investments held at December 31, 2014 and 2013, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of December 31, 2014 and 2013. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at December 31, 2014	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Subordinated notes	$273,711	Discounted cash flow	Weighted average cost of capital	11.4% - 18.1% (13.6%)
Senior secured loans	74,286	Discounted cash flow	Weighted average cost of capital	6.7% - 17.0% (14.0%)
Equity investments:
Equity	42,886	Enterprise value	EBITDA multiples	4.5x - 10.4x (6.8x)
Warrants	5,472	Enterprise value	EBITDA multiples	5.0x - 9.5x (7.0x)

	Fair Value at December 31, 2013	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Subordinated notes	$208,226	Discounted cash flow	Weighted average cost of capital	10.9% - 24.0% (15.5%)
	6,174	Enterprise value	EBITDA multiples	4.5x - 5.5x (4.9x)
			Revenue multiples	0.3x – 0.5x (0.5x)
Senior secured loans	53,387	Discounted cash flow	Weighted average cost of capital	10.9% - 16.6% (14.4%)
Equity investments:
Equity	32,560	Enterprise value	EBITDA multiples	4.5x - 10.4x (6.6x)
Warrants	6,634	Enterprise value	EBITDA multiples	4.7x - 9.5x (6.3x)

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. The fair value of borrowings under the Credit Facility (as defined in Note 6) are based on a market yield approach and current interest rates, which are level 3 inputs to the market yield model, and is estimated to be $10,000 and $0 as of December 31, 2014 and 2013, respectively, which is the same as the Company’s carrying value of the borrowings. SBA debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of December 31, 2014 and 2013, the fair value of the Company’s SBA debentures using Level 3 inputs is estimated at $173,500 and $144,500, respectively, which is the same as the Company’s carrying value of the debentures.

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

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. During the year ended December 31, 2014, the Investment Advisor waived $13 of the base management fee attributable to a portfolio investment that funded into escrow on September 30, 2014 but did not close until after the end of the quarter. The base management fee under the Investment Advisory Agreement for the years ended December 31, 2014, 2013 and 2012 totaled $5,899, $5,261 and $4,237 respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee for the years ended December 31, 2014, 2013 and 2012 totaled $5,588, $5,211 and $4,094, respectively.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Formation Transactions, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee to be paid for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of December 31, 2014 and 2013, the capital gains incentive fee payable was $0 and $348, respectively. The aggregate amount of capital gains incentive fees paid from the IPO through December 31, 2014 is $348.

In addition, the Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation). During the year ended December 31, 2014, the Company reversed previously accrued capital gains incentive fees of $731. During the years ended December 31, 2013 and 2012, the Company accrued capital gains incentive fees of $1,581 and $745, respectively.

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

Administration Agreement: Concurrent with the Formation Transactions, the Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 4, 2014, the Board approved the renewal of the Administrative Agreement through June 20, 2015. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides it clerical, bookkeeping and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies to which the Company is required to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies. Under the Administration Agreement, administrative expenses for services provided for the years ended December 31, 2014, 2013 and 2012 totaled $1,772, $1,155 and $897, respectively. Accrued administrative expenses are reported in the due to affiliates line in the consolidated statements of assets and liabilities.

Note 6. Debt

Revolving Credit Facility: On June 16, 2014, FIC entered into a senior secured revolving credit agreement (the “Credit Facility”) with ING Capital LLC (“ING”), as the administrative agent, collateral agent, and lender. The Credit Facility had an initial commitment of $30,000 with an accordion feature that allows for an increase in the total commitments up to $75,000, subject to certain conditions and the satisfaction of specified financial covenants. The Credit Facility is secured by certain portfolio investments held by the Company, but portfolio investments held by the Funds are not collateral for the Credit Facility. The stated maturity date for the Credit Facility is June 16, 2018, which may be extended by mutual agreement.

On December 19, 2014, FIC amended the Credit Facility to (i) increase the commitment from $30,000 to $50,000 until certain financial conditions are met and (ii) allow FIC to buy-back up to $10,000 of the Company’s common stock subject to the satisfaction of specified financial covenants and conditions. The Credit Facility continues to have an accordion feature which allows for an increase in the total commitment up to $75,000.

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

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of December 31, 2014, the Company was in compliance in all material respect with the terms of the Credit Facility.

As of December 31, 2014 and 2013, the Company had outstanding borrowings under the Credit Facility of $10,000 and $0, respectively. For the years ended December 31, 2014, 2013 and 2012, interest and financing expenses related to the Credit Facility amounted to $325 and $0 and $0, respectively. As of December 31, 2014 and 2013, accrued interest and fees payable related to the Credit Facility totaled $97 and $0, respectively.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs and such debentures are guaranteed by the SBA. The SBA has made commitments to purchase $225,000 of SBA debentures from the Company on or before September 30, 2019. Unused commitments as of December 31, 2014 and 2013 were $51,500 and $30,500, respectively. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

As of December 31, 2014 and 2013, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling Date(1)	Maturity Date	Fixed Interest Rate	December 31, 2014	December 31, 2013
3/26/2008	3/1/2018	6.188%	$24,750	$24,750
9/24/2008	9/1/2018	6.442	11,950	11,950
3/25/2009	3/1/2019	5.337	19,750	19,750
9/23/2009	9/1/2019	4.950	10,000	10,000
3/24/2010	3/1/2020	4.825	13,000	13,000
9/22/2010	9/1/2020	3.932	12,500	12,500
3/29/2011	3/1/2021	4.801	1,550	1,550
9/21/2011	9/1/2021	3.594	3,250	3,250
3/21/2012	3/1/2022	3.483	3,250	3,250
3/21/2012	3/1/2022	3.051	19,000	19,000
9/19/2012	9/1/2022	2.530	11,000	11,000
9/19/2012	9/1/2022	3.049	11,500	11,500
3/27/2013	3/1/2023	3.155	3,000	3,000
9/24/2014	9/1/2024	3.775	1,000	—
(2)	(2)	(2)	1,000	—
(2)	(2)	(2)	1,000	—
(2)	(2)	(2)	1,000	—
(2)	(2)	(2)	1,500	—
(2)	(2)	(2)	1,000	—
(2)	(2)	(2)	6,000	—
(2)	(2)	(2)	7,500	—
(2)	(2)	(2)	2,500	—
(2)	(2)	(2)	1,500	—
(2)	(2)	(2)	5,000	—

			$173,500	$144,500

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)	The Company issued $28,000 in SBA debentures which pool in March 2015, at which time the Company expects the current short-term interest rate will reset to a higher long-term fixed rate.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

Interest on SBA debentures is payable semi-annually on March 1 and September 1. For the years ended December 31, 2014, 2013 and 2012, interest and financing expenses on outstanding SBA debentures amounted to $7,182 and $7,076 and $6,422, respectively. As of December 31, 2014 and 2013, accrued interest and fees payable related to the SBA debentures totaled $2,756 and $2,198, respectively.

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statement of operations using the straight-line method, which approximates the effective interest method, over the term of the respective financing instrument. Deferred financing cost amortization for the years ended December 31, 2014 and 2013 was $682 and $512, respectively. Deferred financing costs related to the Credit Facility and SBA debentures as of December 31, 2014 and 2013, were as follows:

	December 31, 2014	December 31, 2013
SBA debenture commitment fees	$2,250	$1,750
SBA debenture leverage fees	4,207	3,504
Credit Facility upfront fees	894	—

Subtotal	7,351	5,254
Accumulated amortization	(2,784)	(2,102)

Net deferred financing costs	$4,567	$3,152

The weighted average interest rate for all SBA debentures and borrowings outstanding under the Credit Facility, if applicable, as of December 31, 2014 and 2013 was 4.0% and 4.6%, respectively.

Note 7. Commitments and Contingencies

Commitments: As of December 31, 2014, the Company had five unfunded revolving loan commitments totaling $4,064 to portfolio companies and two unfunded loan commitments totaling $5,426 to a portfolio company. As of December 31, 2013, the Company had two unfunded revolving loan commitments totaling $1,500, two unfunded loan commitments totaling $4,589 to portfolio companies and one unfunded capital commitment of $308 related to a portfolio company. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with financial and nonfinancial covenants. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2014, 2013, 2012, 2011 and 2010:

	Year Ended December 31,
	2014	2013	2012	2011	2010 (1)
Per share data:

Net asset value at beginning of period(2)	$15.35	$15.32	$14.90	$13.33	N/A
Net investment income(3)	1.62	1.43	1.54	1.22	N/A
Net realized gain (loss) on investments (net of taxes)(3)	(1.18)	2.22	0.19	(1.31)	N/A
Net unrealized (depreciation) appreciation on investments(3)	0.92	(1.64)	0.18	1.72	N/A

Total increase from investment operations(3)	1.36	2.01	1.91	1.63	N/A
Capital contributions from partners	—	—	—	0.74	N/A
Capital distributions to partners	—	—	—	(0.16)	N/A
Accretive effect of share issuance above NAV	0.19	0.18	0.03	—	N/A
Dividends to stockholders	(1.72)	(1.94)	(1.46)	(0.64)	N/A
Taxes paid on deemed distribution	—	(0.21)	—	—	N/A
Other(4)	(0.02)	(0.01)	(0.06)	—	N/A

Net asset value at end of period	$15.16	$15.35	$15.32	$14.90	N/A

Market value at end of period	$14.85	$21.74	$16.45	$12.97	N/A

Shares outstanding at end of period	16,051,037	13,755,232	11,953,847	9,427,021	N/A
Weighted average shares outstanding during the period(2)	14,346,438	13,524,368	10,185,627	9,427,021	N/A
Ratios to average net assets:
Expenses other than incentive fee	7.9%	7.4%	8.4%	7.5%	20.1%
Incentive fee(5)	2.2%	3.2%	3.1%	1.2%	N/A

Total expenses	10.1%	10.6%	11.5%	8.7%	20.1%
Net investment income	10.5%	9.2%	10.0%	8.5%	18.5%
Total return(6)	(23.8)%	44.0%	38.1%	(9.3)%	10.1%
Net assets at end of period	$243,263	$211,125	$183,091	$140,482	$52,005
Average debt outstanding	$152,700	$144,500	$126,050	$97,050	$89,760
Average debt per share(2) (3)	$10.64	$10.68	$12.38	$10.29	N/A
Portfolio turnover ratio	18.9%	44.9%	10.7%	14.0%	11.2%

(1)	Per share data and shares outstanding at end of period for the year ended December 31, 2010 is not presented as there were no shares of the Company outstanding during the period. The ratios to average net assets and total return represent the amounts for the limited partners only.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

(2)	Net asset value per share as of January 1, 2011, weighted average shares outstanding and average debt per share for the year ended December 31, 2011 are presented as if the IPO (including the over-allotment) and Formation Transactions had occurred on January 1, 2011. See Note 2 for a further description of the basis of presentation of the Company’s consolidated financial statements.
(3)	Weighted average per share data.
(4)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(5)	The Investment Advisor voluntarily waived $83 of incentive fees for the period June 21, 2011 through June 30, 2011. Incentive fee for the period July 1, 2011 through December 31, 2011 is not annualized.
(6)	The total return for the years ended December 31, 2014, 2013 and 2012 equals the change in the market value of the Company’s common stock per share during the period plus dividends paid per share during the period, divided by the market value per share at the beginning of the period. The total return for the year ended December 31, 2011 equals the change in the market value at the end of the period of the Company’s common stock from the IPO price of $15.00 per share plus dividends paid per share during the period, divided by the IPO price and is not annualized. Total return for the year ended December 31, 2010 equals the net increase (decrease) in net asset resulting from operations during the period divided by average net assets.

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the years ended December 31, 2014, 2013 and 2012.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Fiscal Year Ended December 31, 2012:
2/10/2012	3/14/2012	3/28/2012	$0.34	$3,205	—	$—
4/30/2012	6/13/2012	6/27/2012	0.36	3,394	—	—
7/31/2012	9/11/2012	9/25/2012	0.38	4,010	30,563	512
10/29/2012	12/7/2012	12/21/2012	0.38	4,145	23,763	388

			$1.46	$14,754	54,326	$900

Fiscal Year Ended December 31, 2013:
2/22/2013	3/14/2013	3/28/2013	$0.38	$4,822	20,501	$376
5/1/2013	6/12/2013	6/26/2013	0.38	4,893	17,415	313
7/31/2013	9/12/2013	9/26/2013	0.38	4,902	15,899	310
7/31/2013(1)	9/12/2013	9/26/2013	0.04	516	1,674	33
11/4/2013	12/6/2013	12/20/2013	0.38	5,003	10,448	216
11/4/2013(2)	12/6/2013	12/20/2013	0.38	5,003	10,448	216

			$1.94	$25,139	76,385	$1,464

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Fiscal Year Ended December 31, 2014:
2/18/2014	3/21/2014	3/31/2014	$0.38	$5,028	10,410	$199
5/5/2014	6/13/2014	6/27/2014	0.38	5,037	9,459	194
5/5/2014(3)	7/25/2014	7/31/2014	0.05	664	1,368	25
5/5/2014(4)	8/25/2014	8/29/2014	0.05	660	1,567	29
8/5/2014	9/12/2014	9/26/2014	0.38	5,095	11,562	198
11/4/2014	12/5/2014	12/19/2014	0.38	5,862	15,574	230
11/4/2014(5)	12/5/2014	12/19/2014	0.10	1,543	4,098	60

			$1.72	$23,889	54,038	$935

(1)	Special dividend of $0.04 per share.
(2)	Special dividend of $0.38 per share.
(3)	Special dividend of $0.05 per share.
(4)	Special dividend of $0.05 per share.
(5)	Special dividend of $0.10 per share.

For the year ended December 31, 2014, $935 of the total $24,824 paid to stockholders represented DRIP participation. During this period, the Company satisfied the DRIP participation requirements with the issuance of 54,038 shares at an average value of $17.30 per share at the date of issuance. For the year ended December 31, 2013, $1,464 of the total $26,603 paid to stockholders represented DRIP participation. During this period, the Company satisfied the DRIP participation requirements with the issuance of 76,385 shares at an average value of $19.18 per share at the date of issuance. For the year ended December 31, 2012, $2,091 of the total $15,654 paid to stockholders represented DRIP participation. During this period, the Company satisfied the DRIP participation requirements with the purchase of 83,225 shares of common stock in the open market at an average price of $14.31 per share and the issuance of 54,326 shares at an average value of $16.58 per share at the date of issuance.

Since the Company’s IPO, dividends and distributions to stockholders total $73,114 or $5.76 per share.

In addition, during 2013 the Company designated $8,250, or approximately $0.60 per share, of the net long-term capital gains as a “deemed distribution” to stockholders of record as of December 31, 2013. The Company incurred $2,887, or $0.21 per share, of U.S. federal income taxes on behalf of stockholders related to this deemed distribution. See Note 10 for further discussion regarding deemed distributions. There were no deemed distributions during the years 2012 or 2014.

Note 10. Income Taxes

The Company has elected to be treated for federal income tax purposes as a RIC, whereby the Company generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that the Company distributes to its stockholders as dividends. The Company must generally distribute at least 90% of its investment company taxable income to maintain its RIC status. As part of maintaining RIC status, undistributed taxable income pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the later of the filing of the federal income tax return for the prior year or the 15th day of the 9th month following the prior tax year. Such taxable income carried forward to the next tax year will be subject to excise tax equal to 4% of the amount by which (i) 98% of the Company’s ordinary income recognized during a calendar year and (ii) 98.2% of the Company’s long term

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

capital gains, as defined by Subchapter M of the Code, recognized for the one year period ending October 31st of a calendar year exceeds the respective distributions for the year. For the years ended December 31, 2014, 2013 and 2012, the excise tax provision (benefit) was $340, $348 and $(15), respectively. Excise tax is included as a component of income tax provision and income tax (provision) on realized gains on investments, depending on the character of the underlying taxable income, on the consolidated statements of operations.

The Taxable Subsidiaries hold certain portfolio investments for the Company. The Taxable Subsidiaries are consolidated for financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in the Company’s consolidated financial statements. The principal purpose of the Taxable Subsidiaries are to permit the Company to hold equity investments in portfolio companies which are “pass through” entities for federal income tax purposes in order to comply with the “source-of-income” requirements contained in the RIC tax provisions of Subchapter M of the Code. The Taxable Subsidiaries are not consolidated for federal income tax purposes and may generate income tax expense or income tax benefit as a result of their ownership of various portfolio investments. The Company classifies interest and penalties, if any, as a component of income tax provision on the consolidated statements of operations. For the years ended December 31, 2014, 2013 and 2012, income tax expense at the taxable subsidiaries was $28, $391, and $19, respectively. Income tax expense is included as a component of the income tax provisions on the consolidated statements of operations.

Listed below is a reconciliation of net increase in net assets resulting from operations on the consolidated statements of operations to taxable income and to total distributions declared to common stockholders for the years ended December 31, 2014, 2013 and 2012.

	2014 (1)	2013	2012
Net increase in net assets resulting from operations	$19,485	$27,203	$19,411
Net change in unrealized depreciation (appreciation) on investments	(13,250)	22,188	(1,749)
Permanent book income and tax income difference	355	2,062	15
Temporary book income and tax income differences	11,504	636	172
Capital loss carry forward (utilization)	4,780	(2,408)	(1,975)

Taxable income	22,874	49,681	15,844
Taxable income earned in prior year and carried forward for distribution in current year	15,386	558	368
Taxable income earned in current period and carried forward for distribution in following year	(13,436)	(15,386)	(558)
Deemed distribution	—	(8,250)	—

Total distributions to common stockholders	$24,824	$26,603	$15,654

(1)	The Company’s taxable income for 2014 is an estimate and will not be finally determined until the Company files its 2014 federal income tax return in 2015. Therefore, the Company’s actual taxable income, and the Company’s actual taxable income that was earned in 2014 and carried forward for distribution in 2015, may be different than this estimate.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

For tax purposes, distributions paid to stockholders are reported as ordinary income, long term capital gains, qualified dividends, return of capital or a combination thereof. The tax character of distributions paid for the years ended December 31, 2014, 2013 and 2012 was as follows:

	2014	2013	2012
Ordinary income	$14,242	$15,282	$15,654
Long term capital gains	10,389	10,000	—
Qualified dividends	193	1,321	—

Total distributions	$24,824	$26,603	$15,654

The Company estimates that it generated undistributed ordinary taxable income of approximately $13,436, or $0.84 per share during 2014 that will be carried forward and distributed in 2015. Ordinary dividend distributions from a RIC do not qualify for the preferential federal income tax rate on dividend income from certain domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations.

The Company may distribute a portion of its realized net long term capital gains in excess of realized net short term capital losses to its stockholders, but may also decide to retain a portion, or all, of its net capital gains and elect to make a “deemed distribution” to its stockholders For the year ended December 31, 2013, the Company elected to designate retained net capital gains of $8,250, or approximately $0.60 per share, as a deemed distribution, which was allocated to stockholders of record as of December 31, 2013. The Company incurred U.S. federal income taxes of $2,887, or approximately $0.21 per share, on behalf of stockholders related to this deemed distribution. Such U.S. federal income taxes were paid in January 2014. For the years ended December 31, 2014 and 2012, the Company did not elect to designate retained net capital gains as a deemed distribution.

As of December 31, 2014, 2013 and 2012, the tax basis components of distributable earnings were as follows:

	2014 (1)	2013	2012
Undistributed ordinary income	$13,326	$4,865	$210
Undistributed qualified income	110	132	347
Undistributed long term capital gains	—	10,389	—
Unrealized appreciation (depreciation) (2)	3,805	(9,445)	7,534
Permanent book/tax differences	—	—	(10)
Temporary book/tax differences	(12,222)	(1,073)	(92)
Capital loss carry forward	(4,780)	—	(2,408)

Total distributable earnings	$239	$4,868	$5,581

(1)	The Company’s undistributed earnings for 2014 is an estimate and will not be finally determined until the Company files its 2014 federal income tax return in 2015. Therefore, the Company’s actual distributable earnings may be different than this estimate.
(2)	In addition, there is net unrealized appreciation of $1,211, $1,211 and $6,421 included in additional paid in capital as of December 31, 2014, 2013 and 2012, respectively, that was recognized prior to the Formation Transactions.

For federal income tax purposes, the cost of investments owned at December 31, 2014 and 2013 was approximately $397,698 and $315,668, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These permanent book-to-tax differences are reclassified on the consolidated statements of changes in net assets to reflect their tax character but have no impact on total net assets. The following permanent book-to-tax differences were reclassified on the consolidated statements of changes in net assets for the years ended December 31, 2014, 2013 and 2012.

	2014	2013	2012
Additional paid in capital	$(590)	$(7,057)	$—
Undistributed net investment income	366	73	—
Accumulated net realized (loss) gain on investments, net of taxes	224	6,984	—

Note 11. Selected Quarterly Financial Data (unaudited)

	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total investment income	$10,559	$10,581	$11,324	$13,652
Net investment income	5,444	5,509	5,627	6,701
Net increase in net assets from operations	3,378	3,428	5,301	7,378
Net investment income per share	0.40	0.40	0.41	0.42
Net increase in net assets from operations per share	0.25	0.25	0.38	0.46
Net asset value per share at end of period	15.22	15.09	15.18	15.16

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Total investment income	$9,813	$10,476	$10,263	$11,240
Net investment income	4,923	3,164	5,274	5,935
Net increase in net assets from operations	4,637	13,420	4,537	4,609
Net investment income per share	0.38	0.23	0.38	0.43
Net increase in net assets from operations per share	0.36	0.98	0.33	0.34
Net asset value per share at end of period	15.46	16.06	15.98	15.35

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

Note 12. Consolidated Schedule of Investments In and Advances To Affiliates

Portfolio Company/Type of Investments (1)	Interest, Fees and Dividends Credited to Income (2)	December 31, 2013 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2014 Fair Value

Control Investments

Paramount Building Solutions, LLC
Subordinated Note	$19	$—	$1,118	$51	$1,067
Subordinated Note	67	—	2,842	155	2,687
Warrant	—	—	—	—	—
Preferred Equity	—	—	5,000	4,510	490
Common Equity	—	—	—	—	—

Sub Total	86	—	8,960	4,716	4,244

Total Control Investments	$86	$—	$8,960	$4,716	$4,244

Affiliate Investments

Apex Microtechnology, Inc.
Subordinated Note	$297	$6,448	$47	$6,495	$—
Warrant	—	255	—	1	254
Common Equity	—	1,299	3	—	1,302

Sub Total	297	8,002	50	6,496	1,556

Avrio Technology Group, LLC
Subordinated Note	217	3,200	3,308	6,508	—
Preferred Equity – Series B	—	—	3,704	3,704	—
Preferred Equity – Series C	—	—	436	436	—
Preferred Equity – Series D	—	—	639	639	—
Common Units	—	—	1,000	1,000	—

Sub Total	217	3,200	9,087	12,287	—

Far Research, Inc.
Senior Secured Loan	804	—	7,600	—	7,600
Revolving Loan	39	—	136	—	136
Common Equity	—	—	1,000	62	938

Sub Total	843	—	8,736	62	8,674

Inflexxion, Inc.
Senior Secured Loan	98	—	4,726	—	4,726
Revolving Loan	17	—	295	—	295
Preferred Equity	—	—	1,400	—	1,400

Sub Total	115	—	6,421	—	6,421
Malabar International
Subordinated Note	907	5,116	2,155	7	7,264
Preferred Equity	122	3,616	2	360	3,258

Sub Total	1,029	8,732	2,157	367	10,522

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

Portfolio Company/Type of Investments (1)	Interest, Fees and Dividends Credited to Income (2)	December 31, 2013 Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2014 Fair Value

Medsurant Holdings, LLC
Subordinated Note	1,883	9,541	758	170	10,129
Preferred Equity	—	1,105	233	311	1,027
Warrant	—	3,944	827	1,056	3,715

Sub Total	1,883	14,590	1,818	1,537	14,871

Paramount Building Solutions, LLC
Subordinated Note	1,046	7,091	—	7,091	—
Participation	16	—	1,200	1,200	—

Sub Total	1,062	7,091	5,891	1,200	—

Pfanstiehl, Inc.
Subordinated Note	900	6,082	136	10	6,208
Common Equity	—	970	2,118	—	3,088

Sub Total	900	7,052	2,254	10	9,296

Safety Products Group, LLC
Subordinated Note	1,377	9,957	44	1	10,000
Preferred Equity	—	749	63	—	812
Common Equity	—	1	—	1	—

Sub Total	1,377	10,707	107	2	10,812

Trantech Radiator Products, Inc.
Subordinated Note	1,321	9,351	175	8	9,518
Common Equity	—	1,317	—	355	962

Sub Total	1,321	10,668	175	363	10,480

Westminster Cracker Company, Inc.
Preferred Equity	—	75	77	—	152
Common Equity	—	1,108	696	—	1,804

Sub Total	—	1,183	773	—	1,956

World Wide Packaging, LLC
Subordinated Note	1,428	9,919	186	8	10,097
Common Equity	—	1,300	218	3	1,515

Sub Total	1,428	11,219	404	11	11,612

Total Affiliate Investments	$10,472	$82,444	$33,182	$29,426	$86,200

(1)	The principal amount, the ownership detail for equity investments, and if the investment is income producing is shown in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees or dividends included in 2014 income for the portion of the year ended December 31, 2014 that an investment was included in Control or Affiliate categories, respectively.
(3)	Gross additions include increases in the cost basis of investments resulting from a new portfolio investment, follow on investments, accrued PIK interest or dividends, and accretion of OID and loan origination fees. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation, as well as the movement of an existing portfolio company into this category and out of a different category.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments, if any. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.

Note 13. Subsequent Events

On January 15, 2015, the Company invested $5,000 in the subordinated notes and warrants of Ice House America, LLC, a leading manufacturer and franchisor of ice vending machines in the United States.

On January 16, 2015, the Company received $9,706 as payment in full on the subordinated note of EBL, LLC (EbLens), including prepayment fees.

On February 6, 2015, the Company invested $8,000 in the subordinated notes of Six Month Smiles Holdings, Inc., a provider of cosmetic orthodontic solutions as a turnkey program for general practitioner dentists, enabling them to treat patients with aligner products for correcting crooked teeth in four to nine months.

On February 12, 2015, the Company invested $6,361 in the senior secured notes of Stagnito Partners, LLC, doing business as Stagnito Business Information, a leading provider of business information services to the convenience store, food retail and pharmacy markets in the U.S. and Canada.

On February 17, 2015, the Board declared a regular quarterly dividend of $0.38 per share payable on March 26, 2015 to stockholders of record as of March 12, 2015.

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

Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Attestation Report of the Registered Public Accounting Firm

Our internal control over financial reporting as of December 31, 2014 has been audited by McGladrey LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of Part II of this Annual Report under the heading Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

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

(2) Financial Statement Schedules

None.

(3) Exhibits

Unless otherwise noted, the following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

3.2	Bylaws of the Registrant (Filed as Exhibit (b)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

4.1	Form of Stock Certificate of the Registrant (Filed as Exhibit (d) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

4.2	Agreement to Furnish Certain Instruments (Filed as Exhibit (f)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

10.1	Investment Advisory and Management Agreement between Registrant and Fidus Investment Advisors, LLC (Filed as Exhibit (g) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

10.2	Custody Agreement (Filed as Exhibit (j) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

Exhibit Number	Description

10.3	Administration Agreement between Registrant and Fidus Investment Advisors, LLC (Filed as Exhibit (k)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

10.4	Trademark License Agreement between Registrant and Fidus Partners, LLC (Filed as Exhibit (k)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

10.5†	Form of Indemnification Agreement by and between Registrant and each of its directors (Filed as Exhibit (k)(3) to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on June 10, 2011 and incorporated herein by reference).

10.6	Dividend Reinvestment Plan (Filed as Exhibit (e) to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-182785) filed with the Securities and Exchange Commission on August 27, 2012 and incorporated herein by reference).

10.7	First Amendment to Investment Advisory and Management Agreement between Registrant and Fidus Investment Advisors, LLC filed as exhibit 10.7 to the Registrant’s annual report on Form 10-K, filed with the Securities and Exchange Commission on March 6, 2014 and incorporated herein by reference.

10.8	Senior Secured Revolving Credit Agreement, dated June 16, 2014, by and among the Registrant, the lenders party thereto and ING Capital LLC, as Administrative Agent, filed as exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2014 and incorporated herein by reference.

10.9	Amendment No. 1, dated December 19, 2014, to the Senior Secured Revolving Credit Agreement dated June 16, 2014, by and among the Registrant, the lenders party thereto and ING Capital LLC as Administrative Agent filed as exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission December 22, 2014 and incorporated herein by reference.

14.1	Code of Business Conduct of the Registrant (Filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00861) filed with the Securities and Exchange Commission on March 8, 2012 and incorporated herein by reference).

21.1	List of Subsidiaries (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

†	Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDUS INVESTMENT CORPORATION A Maryland Corporation

Date: March 5, 2015

/s/ EDWARD H. ROSS
Name:	Edward H. Ross
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ EDWARD H. ROSS Edward H. Ross	Chairman and Chief Executive Officer (Principal Executive Officer)	March 5, 2015

/s/ SHELBY E. SHERARD Shelby E. Sherard	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2015

/s/ THOMAS C. LAUER Thomas C. Lauer	Director	March 5, 2015

/s/ RAYMOND L. ANSTISS, JR. Raymond L. Anstiss	Director	March 5, 2015

/s/ CHARLES D. HYMAN Charles D. Hyman	Director	March 5, 2015

/s/ JOHN A. MAZZARINO John A. Mazzarino	Director	March 5, 2015

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

3.2	Bylaws of the Registrant (Filed as Exhibit (b)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

4.1	Form of Stock Certificate of the Registrant (Filed as Exhibit (d) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

4.2	Agreement to Furnish Certain Instruments (Filed as Exhibit (f)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

10.1	Investment Advisory and Management Agreement between Registrant and Fidus Investment Advisors, LLC (Filed as Exhibit (g) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

10.2	Custody Agreement (Filed as Exhibit (j) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

10.3	Administration Agreement between Registrant and Fidus Investment Advisors, LLC (Filed as Exhibit (k)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

10.4	Trademark License Agreement between Registrant and Fidus Partners, LLC (Filed as Exhibit (k)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

10.5†	Form of Indemnification Agreement by and between Registrant and each of its directors (Filed as Exhibit (k)(3) to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on June 10, 2011 and incorporated herein by reference).

10.6	Dividend Reinvestment Plan (Filed as Exhibit (e) to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-182785) filed with the Securities and Exchange Commission on August 27, 2012 and incorporated herein by reference).

10.7	First Amendment to Investment Advisory and Management Agreement between Registrant and Fidus Investment Advisors, LLC filed as exhibit 10.7 to the Registrant’s annual report on Form 10-K, filed with the Securities and Exchange Commission on March 6, 2014 and incorporated herein by reference.

10.8

Senior Secured Revolving Credit Agreement, dated June 16, 2014, by and among the Registrant, the lenders party thereto and ING Capital LLC, as Administrative Agent, filed as exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2014 and incorporated herein by reference.

Exhibit Number	Description

10.9

Amendment No. 1, dated December 19, 2014, to the Senior Secured Revolving Credit Agreement dated June 16, 2014, by and among the Registrant, the lenders party thereto and ING Capital LLC as Administrative Agent filed as exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission December 22, 2014 and incorporated herein by reference.

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