Form 10-Q
period 2015-03-31
FIDUS INVESTMENT Corp
filed 2015-05-07
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 6, 2015, the Registrant had outstanding 16,169,485 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(In thousands, except shares and per share data)

	March 31, 2015 (unaudited)	December 31, 2014
ASSETS
Investments, at fair value
Control Investments (cost: $10,518 and $10,460, respectively)	$3,758	$4,244
Affiliate investments (cost: $82,340 and $81,979, respectively)	86,168	86,200
Non-control/non-affiliate investments (cost: $314,549 and $298,899, respectively)	322,678	305,911

Total investments, at fair value (cost: $407,407 and $391,338, respectively)	412,604	396,355
Cash and cash equivalents	16,367	29,318
Interest receivable	5,435	4,460
Deferred financing costs (net of accumulated amortization of $3,018 and $2,784, respectively)	4,754	4,567
Prepaid expenses and other assets	818	887

Total assets	$439,978	$435,587

LIABILITIES
SBA debentures	$178,500	$173,500
Borrowings under credit facility	10,800	10,000
Accrued interest and fees payable	600	2,853
Due to affiliates	5,234	5,395
Taxes payable	—	328
Accounts payable and other liabilities	176	248

Total liabilities	195,310	192,324

Commitments and contingencies (Note 7)

NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 16,113,152 and 16,051,037 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively)	16	16
Additional paid-in capital	244,103	243,008
Undistributed net investment income	12,563	12,433
Accumulated net realized (loss) gain on investments, net of taxes and distributions	(15,999)	(15,999)
Accumulated net unrealized appreciation (depreciation) on investments	3,985	3,805

Total net assets	244,668	243,263

Total liabilities and net assets	$439,978	$435,587

Net asset value per common share	$15.18	$15.16

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

(In thousands, except shares and per share data)

	Three months ended March 31,
	2015	2014
Investment income:
Interest income
Control investments	$128	$—
Affiliate investments	2,345	2,477
Non-control/non-affiliate investments	9,450	7,074

Total interest income	11,923	9,551
Dividend income
Affiliate investments	30	30
Non-control/non-affiliate investments	107	347

Total dividend income	137	377
Fee income
Affiliate investments	—	388
Non-control/non-affiliate investments	764	222

Total fee income	764	610
Interest on idle funds and other income	14	21

Total investment income	12,838	10,559

Expenses:
Interest and financing expenses	2,130	1,753
Base management fee	1,791	1,365
Incentive fee	1,599	842
Administrative service expenses	368	363
Professional fees	439	397
Other general and administrative expenses	293	377

Total expenses	6,620	5,097

Net investment income before income taxes	6,218	5,462
Income tax provision	(11)	18

Net investment income	6,229	5,444

Net realized and unrealized gains (losses) on investments:
Realized gains on affiliate investments	—	166
Realized gains on non-control/non-affiliate investments	—	1,693
Net change in unrealized appreciation (depreciation) on investments	180	(3,908)
Income tax (provision) on realized gains on investments	—	(17)

Net (loss) gain on investments	180	(2,066)

Net increase in net assets resulting from operations	$6,409	$3,378

Per common share data:
Net investment income per share-basic and diluted	$0.39	$0.40

Net increase in net assets resulting from operations per share-basic and diluted	$0.40	$0.25

Dividends declared per share	$0.38	$0.38

Weighted average number of shares outstanding - basic and diluted	16,060,057	13,755,232

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

(In thousands, except shares)

	Common Stock		Additional Paid in Capital	Undistributed Net Investment Income	Accumulated Net Realized (Loss) Gain on Investments, net of taxes and distributions	Accumulated Net Unrealized Appreciation (Depreciation) on Investments	Total Net Assets
	Number of Shares	Par Value
Balances at December 31, 2013	13,755,232	$14	$206,123	$3,221	$11,212	$(9,445)	$211,125
Public offerings of common stock, net of expenses	—	—	—	—	—	—	—
Shares issued under dividend reinvestment plan	10,410	—	199	—	—	—	199
Net increase in net assets resulting from operations	—	—	—	5,444	1,842	(3,908)	3,378
Dividends declared	—	—	—	(5,227)	—	—	(5,227)

Balances at March 31, 2014	13,765,642	$14	$206,322	$3,438	$13,054	$(13,353)	$209,475

Balances at December 31, 2014	16,051,037	$16	$243,008	$12,433	$(15,999)	$3,805	$243,263
Public offerings of common stock, net of expenses	49,193	—	882	—	—	—	882
Shares issued under dividend reinvestment plan	12,922	—	213	—	—	—	213
Net increase in net assets resulting from operations	—	—	—	6,229	—	180	6,409
Dividends declared	—	—	—	(6,099)	—	—	(6,099)

Balances at March 31, 2015	16,113,152	$16	$244,103	$12,563	$(15,999)	$3,985	$244,668

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three months ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$6,409	$3,378
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(180)	3,908
Realized (gain) on investments	—	(1,859)
Interest and dividend income paid-in-kind	(1,074)	(1,501)
Accretion of original issue discount	(151)	(201)
Accretion of loan origination fees	(212)	(116)
Purchase of investments	(39,561)	(17,294)
Proceeds from sales and repayments of investments	24,679	13,558
Proceeds from loan origination fees	250	97
Amortization of deferred financing costs	234	131
Changes in operating assets and liabilities:
Interest receivable	(975)	(1,197)
Prepaid expenses and other assets	69	(601)
Accrued interest and fees payable	(1,753)	(1,639)
Due to affiliates	(161)	(910)
Taxes payable	(328)	(684)
Accounts payable and other liabilities	(72)	167

Net cash (used in) operating activities	(12,826)	(4,763)

Cash Flows from Financing Activities:
Proceeds from stock offerings, net of expenses	882	—
Proceeds received from SBA debentures	5,000	—
Net proceeds received from borrowings under credit facility	800	—
Payment of deferred financing costs	(921)	—
Dividends paid to stockholders	(6,099)	(5,028)
Taxes paid on deemed distribution	—	(2,887)

Net cash (used in) financing activities	(338)	(7,915)

Net (decrease) in cash and cash equivalents	(13,164)	(12,678)
Cash and cash equivalents:
Beginning of period	29,318	53,418

End of period	$16,154	$40,740

Supplemental disclosure of cash flow information:
Cash payments for interest	$3,649	$3,261
Cash payments for taxes, net of tax refunds received	$317	$3,606
Non-cash financing activities:
Shares issued under dividend reinvestment plan	$213	$199

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

March 31, 2015

(In thousands, except shares)

Portfolio Company(1) (2)	Industry	Investment Type (3)	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Control Investments (5)

Paramount Building Solutions, LLC	Retail Cleaning	Subordinated Note	7.0%/3.0%	12/31/2017	$1,126	$1,126	$1,061
		Subordinated Note	7.0%/7.0%	12/31/2017	2,892	2,892	2,628
		Warrant (1,086,035 units) (7)				—	—
		Preferred Equity (5,000,000 units) (7)				5,000	69
		Common Equity (107,143 units) (7)				1,500	—

						10,518	3,758	2%
Total Control Investments						10,518	3,758	2%

Affiliate Investments (5)
Apex Microtechnology, Inc.	Electronic	Warrant (2,293 units)				220	220
	Components Supplier	Common Equity (11,690 shares)				1,169	1,128

						1,389	1,348	1%

FAR Research Inc.	Specialty Chemicals	Senior Secured Loan (10)	11.8%/0.0%	3/31/2019	7,600	7,570	7,600
		Revolving Loan ($1,750 commitment) (9)	11.8%/0.0%	3/31/2019	136	129	136
		Common Equity (10 units)				1,000	720

						8,699	8,456	3%

Inflexxion, Inc.	Business Services	Senior Secured Loan	12.5%/0.0%	12/16/2019	4,750	4,728	4,728
		Revolving Loan ($1,000 commitment) (9)	12.5%/0.0%	12/16/2019	300	295	295
		Preferred Equity (1,400 units)				1,400	1,281

						6,423	6,304	3%

Malabar International	Aerospace & Defense	Subordinated Note (10)	12.5%/2.5%	5/21/2017	7,310	7,287	7,309
	Manufacturing	Preferred Equity (1,494 shares) (6)	6.0%/0.0%			1,992	3,157

						9,279	10,466	4%

Medsurant Holdings, LLC	Healthcare Services	Subordinated Note	9.5%/4.5%	7/12/2016	10,244	9,816	10,244
		Preferred Equity (126,662 units) (7)				1,346	1,066
		Warrant (505,176 units) (7)				4,516	3,855

						15,678	15,165	6%

Pfanstiehl, Inc.	Healthcare Products	Subordinated Note	12.0%/1.5%	9/29/2018	6,208	6,170	6,208
		Common Equity (8,500 units) (9)				850	3,227

						7,020	9,435	4%

Safety Products Group, LLC	Safety Products	Subordinated Note	12.0%/1.5%	12/30/2018	10,000	9,967	10,000
	Manufacturing	Preferred Equity (749 units) (7) (9)				749	800
		Common Equity (676 units) (7) (9)				1	—

						10,717	10,800	4%

Trantech Radiator Products, Inc.	Utility Equipment	Subordinated Note (9)	12.0%/1.8%	5/4/2017	9,560	9,542	9,560
	Manufacturing	Common Equity (6,875 shares) (9)				688	975

						10,230	10,535	4%

Westminster Cracker Company, Inc.	Specialty Cracker	Preferred Equity (95,798 units)				70	165
	Manufacturing	Common Equity (1,208,197 units)				1,208	1,836

						1,278	2,001	1%

World Wide Packaging, LLC	Consumer Products	Subordinated Note (9)	12.0%/1.8%	10/26/2018	10,141	10,109	10,141
		Common Equity (1,517,573 units) (7) (9)				1,518	1,517

						11,627	11,658	5%

Total Affiliate Investments						82,340	86,168	35%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)—(Continued)

March 31, 2015

(In thousands, except shares)

Portfolio Company(1) (2)	Industry	Investment Type (3)	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments (5)
Acentia, LLC	Information Technology Services	Common Units (499 units)				$500	$472	0%

ACFP Management, Inc.	Restaurants	Common Units (1,000,000 units) (9)				1,091	1,758	1%

Allied 100 Group, Inc.	Healthcare Products	Subordinated Note (10)	11.5%/0.0%	5/26/2020	$13,000	12,939	12,939
		Common Equity (1,250,000 units) (9)				1,250	1,250

						14,189	14,189	6%

Anatrace Products, LLC	Healthcare Products	Senior Secured Loan	11.5%/1.5%	10/11/2018	9,054	9,024	9,054
		Revolving Loan ($500 commitment) (8)	11.5%/1.5%	10/11/2018	—	(2)	(2)
		Common Equity (360,000 shares) (9)				360	600

						9,382	9,652	4%

Brook & Whittle Limited	Printing Services	Subordinated Note	12.0%/4.8%	12/31/2016	7,385	7,385	7,385
		Subordinated Note	12.0%/2.0%	12/31/2016	2,262	2,262	2,166
		Warrant (1,051 shares)				285	106
		Common Equity - Series A (148 shares)				110	15
		Common Equity - Series D (527 shares)				53	76

						10,095	9,748	4%

Caldwell & Gregory, LLC	Laundry Services	Subordinated Note	11.5%/1.0%	11/30/2018	1,528	1,508	1,528
		Subordinated Note	0.0%/12.0%	5/31/2019	3,727	3,514	3,726
		Common Equity (500,000 units) (7)				500	547
		Warrant (242,121 units) (7)				242	265

						5,764	6,066	2%

Carlson Systems Holdings, Inc.	Specialty Distribution	Subordinated Note (10)	11.5%/0.0%	5/20/2020	15,000	14,930	14,930
		Common Equity (15,000 units) (9)				1,500	1,500

						16,430	16,430	7%

Channel Technologies Group, LLC	Component	Subordinated Note	11.0%/1.3%	4/10/2019	7,000	6,955	7,000
	Manufacturing	Preferred Equity (612 units) (7) (9)				1,139	721
		Common Equity (612,432 units) (7) (9)				—	—

						8,094	7,721	3%

Connect-Air International, Inc.	Specialty Distribution	Subordinated Note	12.8%/0.0%	11/5/2018	11,400	11,395	11,400
		Common Equity				—	5,340

						11,395	16,740	7%

Continental Anesthesia Management, LLC	Healthcare Services	Senior Secured Loan	10.0%/4.0%	4/15/2015	10,360	10,358	10,208
		Warrant (263 shares)				276	38

						10,634	10,246	4%

EBL, LLC (EbLens)	Retail	Common Equity (750,000 units)(7) (9)				750	1,047	0%
FDS Avionics Corp.	Aerospace & Defense	Subordinated Note	12.3%/0.0%	4/1/2020	5,200	5,176	5,176
(dba Flight Display Systems)	Manufacturing	Common Equity (200 units)(9)				2,000	2,000

						7,176	7,176	3%

FTH Acquisition Corp. VII	Information	Subordinated Note	13.0%/0.0%	4/3/2015	8,395	8,395	7,951
	Technology Services	Preferred Equity (887,122 shares)				887	109

						9,282	8,060	3%

Grindmaster Corporation	Consumer Products	Subordinated Note	11.5%/0.0%	10/31/2019	10,500	10,458	10,458	4%

Ice House America, LLC	Vending Equipment	Subordinated Note (9)	12.0%/2.0%	1/1/2020	5,021	4,790	4,790
	Manufacturing	Warrant (1,957,895 units) (7) (9)				216	216

						5,006	5,006	2%

IOS Acquisitions, Inc.	Oil & Gas Services	Common Equity (2,152 shares) (9)				211	28	0%

Jacob Ash Holdings, Inc.	Apparel Distribution	Subordinated Note (10)	13.0%/4.0%	6/30/2018	4,000	3,993	4,000
		Subordinated Note	13.0%/0.0%	6/30/2018	963	953	962
		Preferred Equity (66,138 shares)(6)	0.0%/15.0%	6/30/2018		828	839
		Warrant (63,492 shares)				67	—

						5,841	5,801	2%

K2 Industrial Services, Inc.	Industrial Cleaning	Subordinated Note	11.8%/2.8%	5/23/2017	15,318	15,271	15,317
	& Coatings	Preferred Equity - Series A (1,200 shares)				1,200	696
		Preferred Equity - Series B (74 shares)				68	85

						16,539	16,098	7%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)—(Continued)

March 31, 2015

(In thousands, except shares)

Portfolio Company(1) (2)	Industry	Investment Type (3)	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Lightning Diversion Systems, LLC	Aerospace & Defense	Senior Secured Loan	9.5%/0.0%	12/20/2018	$12,198	$12,157	$12,197
	Manufacturing	Revolving Loan ($1,000 commitment) (8)	9.5%/0.0%	12/20/2018	—	(2)	(2)
		Common Equity (600,000 units)				—	3,012

						12,155	15,207	6%

MedPlast, LLC	Healthcare Products	Subordinated Note (9)	11.0%/1.5%	3/31/2019	10,223	10,168	10,223
		Preferred Equity (188 shares) (6) (9)	0.0%/8.0%			210	210
		Common Equity (3,728 shares) (9)				62	55

						10,440	10,488	4%

National Truck Protection Co., Inc.	Financial Services	Senior Secured Loan	13.5%/2.0%	9/13/2018	12,662	12,602	12,662
		Common Units (1,109 shares)				758	1,799

						13,360	14,461	6%

Oaktree Medical Centre, P.C.	Healthcare Services	Senior Secured Loan (9)	6.5%/0.0%	5/6/2019	700	694	655
(dba Pain Management Associates)		Senior Secured Loan (9)	14.0%/0.0%	5/6/2019	5,339	5,296	5,079
		Revolving Loan ($500 commitment) (9)	6.5%/0.0%	5/6/2019	250	246	250

						6,236	5,984	2%

Pinnergy, Ltd.	Oil & Gas Services	Subordinated Note (10)	10.5%/1.3%	1/24/2020	20,000	19,934	18,635	8%

Plymouth Rock Energy, LLC	Business Services	Senior Secured Loan	11.8%/0.0%	5/14/2017	6,000	5,976	5,976	2%

Premium Franchise Brands, LLC	Commercial Cleaning	Preferred Equity (1,054,619 shares)				832	659	0%

Restaurant Finance Co, LLC	Restaurants	Senior Secured Loan ($10,500 commitment) (10)	12.0%/4.0%	7/31/2020	6,152	6,134	6,152	3%

Simplex Manufacturing Co.	Aerospace & Defense	Subordinated Note	14.0%/0.0%	11/1/2015	4,550	4,541	4,550
	Manufacturing	Warrant (24 shares)				710	1,565

						5,251	6,115	2%

Six Month Smiles Holdings, Inc.	Healthcare Products	Subordinated Note (9)	12.0%/1.3%	7/31/2020	8,015	7,981	7,981	3%

Stagnito Partners, LLC	Business Services	Senior Secured Loan (9)	12.0%/0.0%	6/30/2018	6,361	6,269	6,269	3%
(dba Stagnito Business Information)

Toledo Molding & Die, Inc.	Component Manufacturing	Subordinated Note (9)	10.5%/0.0%	12/18/2018	10,000	9,861	9,861	4%

United Biologics, LLC	Healthcare Services	Subordinated Note	12.0%/2.0%	3/5/2017	8,731	8,469	8,731
		Preferred Equity (98,377 units) (7) (9)				1,069	758
		Warrant (57,469 units)				566	198

						10,104	9,687	4%

US GreenFiber, LLC	Building Products	Subordinated Note (10)	12.5%/0.0%	1/2/2019	14,000	13,940	14,000
	Manufacturing	Common Equity (1,667 units) (7) (9)				500	1,016

						14,440	15,016	6%

US Pack Logistics LLC	Transportation Services	Subordinated Note	12.0%/1.8%	9/27/2020	9,002	8,957	8,957
		Common Equity (5,000 units) (7) (9)				500	500

						9,457	9,457	4%

Virginia Tile Company, LLC	Specialty Distribution	Subordinated Note (10)	12.3%/0.0%	5/19/2020	12,000	11,944	11,944
		Common Equity (19.5 shares)				250	250

						12,194	12,194	5%

Worldwide Express Operations, LLC	Transportation Services	Subordinated Note	11.5%/1.0%	8/1/2020	12,710	12,614	12,710
		Common Equity (2,500,000 units) (7) (9)				2,500	3,156

						15,114	15,866	6%

X5 Opco LLC	Telecommunication	Senior Secured Loan	11.5%/0.0%	3/24/2020	5,500	5,473	5,473
	Services	Revolving Loan ($500 commitment) (8)	11.5%/0.0%	3/24/2020	—	—	—
		Preferred Equity (5,000 units) (6) (7) (9)	5.0%/3.0%			501	501

						5,974	5,974	2%

Total Non-Control/Non-Affiliate Investments						314,549	322,678	132%

Total Investments						$407,407	$412,604	169%

(1)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(2)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(3)	All debt investments are income producing. Equity investments are non-income producing unless otherwise noted.
(4)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of March 31, 2015. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
(5)	See Note 2 - Significant Accounting Policies, Investment Classification for definitions of Control and Affiliate classifications.
(6)	Income producing. Maturity date, if any, represents mandatory redemption date.
(7)	Investment is held by a wholly-owned subsidiary of the Company.
(8)	The entire commitment was unfunded at March 31, 2015. As such, no interest is being earned on this investment.
(9)	Investment pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(10)	The portion of the investment not held by the Funds is pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2014

(In thousands, except shares)

Portfolio Company(1) (2)	Industry	Investment Type (3)	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Control Investments (5)
Paramount Building Solutions, LLC	Retail Cleaning	Subordinated Note	7.0%/3.0%	12/31/2017	$1,118	$1,118	$1,067
		Subordinated Note	7.0%/7.0%	12/31/2017	2,842	2,842	2,687
		Warrant (1,086,035 units) (7)				—	—
		Preferred Equity (5,000,000 units) (7)				5,000	490
		Common Equity (107,143 units) (7)				1,500	—

						10,460	4,244	2%

Total Control Investments						10,460	4,244	2%

Affiliate Investments (5)
Apex Microtechnology, Inc.	Electronic	Warrant (2,293 units)				220	254
	Components Supplier	Common Equity (11,690 shares)				1,169	1,302

						1,389	1,556	1%

FAR Research Inc.	Specialty Chemicals	Senior Secured Loan (10)	11.8%/0.0%	3/31/2019	7,600	7,567	7,600
		Revolving Loan ($1,750 commitment) (9)	11.8%/0.0%	3/31/2019	136	129	136
		Common Equity (10 units)				1,000	938

						8,696	8,674	4%

Inflexxion, Inc.	Business Services	Senior Secured Loan	12.5%/0.0%	12/16/2019	4,750	4,726	4,726
		Revolving Loan ($1,000 commitment) (9)	12.5%/0.0%	12/16/2019	300	295	295
		Preferred Equity (1,400 units)				1,400	1,400

						6,421	6,421	3%

Malabar International	Aerospace & Defense	Subordinated Note (10)	12.5%/2.5%	5/21/2017	7,264	7,239	7,264
	Manufacturing	Preferred Equity (1,494 shares) (6)	6.0%/0.0%			1,992	3,258

						9,231	10,522	4%

Medsurant Holdings, LLC	Healthcare Services	Subordinated Note	9.5%/4.5%	7/12/2016	10,129	9,603	10,129
		Preferred Equity (126,662 units) (7)				1,345	1,027
		Warrant (505,176 units) (7)				4,516	3,715

						15,464	14,871	6%

Pfanstiehl, Inc.	Healthcare Products	Subordinated Note	12.0%/1.5%	9/29/2018	6,208	6,168	6,208
		Common Equity (8,500 units) (9)				850	3,088

						7,018	9,296	4%

Safety Products Group, LLC	Safety Products	Subordinated Note	12.0%/1.5%	12/30/2018	10,000	9,965	10,000
	Manufacturing	Preferred Equity (749 units) (7) (9)				749	812
		Common Equity (676 units) (7) (9)				1	—

						10,715	10,812	4%

Trantech Radiator Products, Inc.	Utility Equipment	Subordinated Note (9)	12.0%/1.8%	5/4/2017	9,518	9,498	9,518
	Manufacturing	Common Equity (6,875 shares) (9)				688	962

						10,186	10,480	4%

Westminster Cracker Company, Inc.	Specialty Cracker	Preferred Equity (95,798 units)				70	152
	Manufacturing	Common Equity (1,208,197 units)				1,208	1,804

						1,278	1,956	1%

World Wide Packaging, LLC	Consumer Products	Subordinated Note (9)	12.0%/1.8%	10/26/2018	10,097	10,063	10,097
		Common Equity (1,517,573 units) (7) (9)				1,518	1,515

						11,581	11,612	5%

Total Affiliate Investments						81,979	86,200	35%

Non-Control/Non-Affiliate Investments (5)
Acentia, LLC	Information	Common Units (499 units)				500	243	0%
	Technology Services

ACFP Management, Inc.	Restaurants	Common Units (1,000,000 units) (9)				1,091	1,587	1%

Allied 100 Group, Inc.	Healthcare Products	Subordinated Note (10)	11.5%/0.0%	5/26/2020	13,000	12,936	12,936
		Common Equity (1,250,000 units) (9)				1,250	1,250

						14,186	14,186	6%

Anatrace Products, LLC	Healthcare Products	Senior Secured Loan	11.5%/1.5%	10/11/2018	9,500	9,469	9,500
		Revolving Loan ($500 commitment) (8)	N/A	10/11/2018	—	(2)	(2)
		Common Equity (360,000 shares) (9)				360	520

						9,827	10,018	4%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2014

(In thousands, except shares)

Portfolio Company(1) (2)	Industry	Investment Type (3)	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Brook & Whittle Limited	Printing Services	Subordinated Note	12.0%/4.8%	12/31/2016	$7,297	$7,297	$7,272
		Subordinated Note	12.0%/2.0%	12/31/2016	2,250	2,250	2,153
		Warrant (1,051 shares)				285	134
		Common Equity - Series A (148 shares)				110	20
		Common Equity - Series D (527 shares)				53	71

						9,995	9,650	4%

Caldwell & Gregory, LLC	Laundry Services	Subordinated Note	11.5%/1.0%	11/30/2018	1,524	1,502	1,524
		Subordinated Note	0.0%/12.0%	5/31/2019	3,618	3,394	3,618
		Common Equity (500,000 units) (7)				500	568
		Warrant (242,121 units) (7)				242	275

						5,638	5,985	2%

Carlson Systems Holdings, Inc.	Specialty Distribution	Subordinated Note (10)	11.5%/0.0%	5/20/2020	12,000	11,941	11,941
		Common Equity (7,500 units) (9)				750	750

						12,691	12,691	5%

Channel Technologies Group, LLC	Component Manufacturing	Subordinated Note	11.0%/1.3%	4/10/2019	7,000	6,952	6,619
		Preferred Equity (612 units) (7) (9)				1,139	686
		Common Equity (612,432 units) (7) (9)				—	—

						8,091	7,305	3%

Connect-Air International, Inc.	Specialty Distribution	Subordinated Note	12.8%/0.0%	11/5/2018	11,400	11,395	11,400
		Common Equity				—	4,600

						11,395	16,000	7%

Continental Anesthesia Management, LLC	Healthcare Services	Senior Secured Loan	8.0%/6.0%	4/15/2015	10,259	10,252	10,130
		Warrant (263 shares)				276	—

						10,528	10,130	4%

EBL, LLC (EbLens)	Retail	Subordinated Note (9)	12.0%/3.0%	2/2/2018	9,610	9,584	9,706
		Common Equity (750,000 units)(7) (9)				750	981

						10,334	10,687	4%

FDS Avionics Corp.	Aerospace & Defense	Subordinated Note	12.3%/0.0%	4/1/2020	5,200	5,175	5,175
(dba Flight Display Systems)	Manufacturing	Common Equity (200 units)(9)				2,000	2,000

						7,175	7,175	3%

FTH Acquisition Corp. VII	Information	Subordinated Note	13.0%/0.0%	2/27/2015	8,395	8,395	8,350
	Technology Services	Preferred Equity (887,122 shares)				887	621

						9,282	8,971	4%

Grindmaster Corporation	Consumer Products	Subordinated Note	11.5%/0.0%	10/31/2019	10,500	10,456	10,456	4%

IOS Acquisitions, Inc.	Oil & Gas Services	Subordinated Note	12.0%/3.3%	6/26/2018	14,263	14,175	13,788
		Common Equity (2,152 shares) (9)				500	364

						14,675	14,152	6%

Jacob Ash Holdings, Inc.	Apparel Distribution	Subordinated Note (10)	13.0%/4.0%	6/30/2018	4,000	3,992	4,000
		Subordinated Note	13.0%/0.0%	6/30/2018	963	953	963
		Preferred Equity (66,138 shares)(6)	0.0%/15.0%	6/30/2018		798	810
		Warrant (63,492 shares)				67	—

						5,810	5,773	2%

K2 Industrial Services, Inc.	Industrial Cleaning	Subordinated Note	11.8%/2.8%	5/23/2017	15,213	15,162	15,213
	& Coatings	Preferred Equity - Series A (1,200 shares)				1,200	914
		Preferred Equity - Series B (74 shares)				68	83

						16,430	16,210	7%

Lightning Diversion Systems, LLC	Aerospace & Defense	Senior Secured Loan	10.5%/0.0%	12/20/2018	12,198	12,154	12,198
	Manufacturing	Revolving Loan ($1,000 commitment) (8)	N/A	12/20/2018	—	(2)	(2)
		Common Equity (600,000 units)				—	2,204

						12,152	14,400	6%

MedPlast, LLC	Healthcare Products	Subordinated Note (9)	11.0%/1.5%	3/31/2019	10,185	10,126	10,185
		Preferred Equity (188 shares) (6) (9)	0.0%/8.0%			206	206
		Common Equity (3,728 shares) (9)				62	65

						10,394	10,456	4%

National Truck Protection Co., Inc.	Financial Services	Senior Secured Loan	13.5%/2.0%	9/13/2018	12,662	12,598	12,662
		Common Units (1,109 shares)				758	1,923

						13,356	14,585	6%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2014

(In thousands, except shares)

Portfolio Company(1) (2)	Industry	Investment Type (3)	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Oaktree Medical Centre, P.C.	Healthcare Services	Senior Secured Loan (9)	6.5%/0.0%	5/6/2019	$700	$694	$675

(dba Pain Management Associates)		Senior Secured Loan (9)	14.0%/0.0%	5/6/2019	5,300	5,254	5,000
		Revolving Loan ($500 commitment) (9)	6.5%/0.0%	5/6/2019	250	246	250

						6,194	5,925	2%

Pinnergy, Ltd.	Oil & Gas Services	Subordinated Note (10)	10.5%/0.8%	1/24/2020	20,000	19,931	19,812	8%

Plymouth Rock Energy, LLC	Business Services	Senior Secured Loan	11.8%/0.0%	5/14/2017	6,000	5,973	5,973	2%

Premium Franchise Brands, LLC	Commercial Cleaning	Preferred Equity (1,054,619 shares)				832	718	0%

Restaurant Finance Co, LLC	Restaurants	Senior Secured Loan ($10,500 commitment) (10)	12.0%/4.0%	7/31/2020	5,145	5,133	5,145	2%

Simplex Manufacturing Co.	Aerospace & Defense	Subordinated Note	14.0%/0.0%	11/1/2015	4,550	4,537	4,537
	Manufacturing	Warrant (24 shares)				710	813

						5,247	5,350	2%

Toledo Molding & Die, Inc.	Component	Subordinated Note (9)	10.5%/0.0%	12/18/2018	10,000	9,851	9,851	4%
	Manufacturing

United Biologics, LLC	Healthcare Services	Subordinated Note	12.0%/2.0%	3/5/2017	8,688	8,393	8,688
		Preferred Equity (98,377 units) (7) (9)				1,069	1,069
		Warrant (57,469 units)				566	281

						10,028	10,038	4%

US GreenFiber, LLC	Building Products	Subordinated Note (10)	12.5%/0.0%	1/2/2019	14,000	13,936	13,936
	Manufacturing	Common Equity (1,667 units) (7) (9)				500	500

						14,436	14,436	6%

Virginia Tile Company, LLC	Specialty Distribution	Subordinated Note (10)	12.3%/0.0%	5/19/2020	12,000	11,940	11,940
		Common Equity (19.5 shares)				250	250

						12,190	12,190	5%

Worldwide Express Operations, LLC	Transportation Services	Subordinated Note	11.5%/1.0%	8/1/2020	12,678	12,578	12,678
		Common Equity (2,500,000 units) (7) (9)				2,500	3,135

						15,078	15,813	7%

Total Non-Control/Non-Affiliate Investments						298,899	305,911	126%

Total Investments						$391,338	$396,355	163%

(1)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(2)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(3)	All debt investments are income producing. Equity investments are non-income producing unless otherwise noted.
(4)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of December 31, 2014. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
(5)	See Note 2 - Significant Accounting Policies, Investment Classification for definitions of Control and Affiliate classifications.
(6)	Income producing. Maturity date, if any, represents mandatory redemption date.
(7)	Investment is held by a wholly-owned subsidiary of the Company.
(8)	The entire commitment was unfunded at December 31, 2014. As such, no interest is being earned on this investment.
(9)	Investment pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(10)	The portion of the investment not held by the Funds is pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).

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

The Company provides customized debt and equity financing solutions to lower middle-market companies. Fund I commenced operations on May 1, 2007, and on October 22, 2007, was granted a license to operate as a SBIC under the authority of the U.S. Small Business Administration (“SBA”). On March 29, 2013, the Company commenced operations of a new wholly-owned subsidiary, Fidus Mezzanine Capital II, L.P. (“Fund II”) and on May 28, 2013, was granted a second license to operate Fund II as an SBIC. Collectively, Fund I and Fund II are referred to as the “Funds.” The SBIC licenses allow the Funds to obtain leverage by issuing SBA-guaranteed debentures (“SBA debentures”), subject to the issuance of leverage commitments by the SBA and other customary procedures. As SBICs, the Funds are subject to a variety of regulations and oversight by the SBA under the Small Business Investment Act of 1958, as amended (the “SBIC Act”), concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments.

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

On August 21, 2014, the Company entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which the Company could sell, by means of at-the-market offerings from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50,000 (the “ATM Program”). During the period from August 21, 2014 through December 31, 2014, 158,353 shares of the Company’s common stock were sold at an average offering price of $18.51 per share resulting in net proceeds of $2,871, after commissions to the sales agent on shares sold and offering costs of $59. During the three months ended March 31, 2015, 49,193 shares of the Company’s common stock were sold at an average offering price of $16.65 per share resulting in net proceeds of $803, after commissions to the sales agent on shares sold and offering costs of $16.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

As of March 31, 2015 and December 31, 2014, the Company had 16,113,152 and 16,051,037 shares of common stock outstanding, respectively.

Note 2. Significant Accounting Policies

Basis of presentation: The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) pursuant to the requirements for reporting on Form 10-Q, Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies (“ASC 946), and Articles 6 or 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. The current period’s results of operation are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and note should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014.

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

Income taxes: The Company has elected to be treated as a RIC under Subchapter M of the Code, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to stockholders. In order to qualify as a RIC, the Company is required to timely distribute to its stockholders at least 90.0% of “investment company taxable income,” as defined by Subchapter M of the Code, each year. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year; however, the Company will pay a 4.0% excise tax if it does not distribute at least 98.0% of the current year’s ordinary taxable income. Any such carryover taxable income must be distributed through a dividend declared prior to the later of the date on which the final tax return related to the year in which the Company generated such taxable income is filed or the 15th day of the 9th month following the close of such taxable year. In addition, the Company will be subject to federal excise tax if it does not distribute at least 98.2% of its net capital gains realized, computed for any one year period ending October 31.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax provision, if any. There were no material uncertain income tax positions at March 31, 2015 and December 2014. The 2011 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if the Company declares a cash dividend, the Company’s stockholders who have not “opted out” of the DRIP at least three days prior to the dividend payment date will have their cash dividend automatically reinvested into additional shares of the Company’s common stock. The Company has the option to satisfy the share requirements of the DRIP through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares are valued based upon the final closing price of the Company’s common stock on a date determined by the Board. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator before any associated brokerage or other costs. See Note 9 to the consolidated financial statements regarding dividend declarations and distributions.

Earnings and net asset value per share: The earnings per share calculations for the three months ended March 31, 2015 and 2014, are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Recent accounting pronouncements: In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016 and early application is not permitted. The Company is currently evaluating the impact this ASU will have on the Company’s consolidated financial position or disclosures.

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

Note 3. Portfolio Company Investments

The Company’s portfolio investments principally consist of secured and unsecured debt, equity warrants and direct equity investments in privately held companies. The debt investments may or may not be secured by either a first or second lien on the assets of the portfolio company. The debt investments generally bear interest at fixed rates, and generally mature between five and seven years from the original investment. In connection with a debt investment, the Company also may receive nominally priced equity warrants and/or make a direct equity investment in the portfolio company. The Company’s warrants or equity investments may be investments in a holding company related to the portfolio company. In addition, the Company periodically makes equity investments in its portfolio companies through Taxable Subsidiaries. In both situations, the investment is reported under the name of the operating company on the consolidated schedules of investments.

As of March 31, 2015, the Company had investments in 47 portfolio companies with an aggregate fair value of $412,604 and a weighted average effective yield on its debt investments of 13.3%. As of March 31, 2015, the Company held equity investments in 83.0% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 7.7%. As of December 31, 2014, the Company had investments in 42 portfolio companies with an aggregate fair value of $396,355 and a weighted average effective yield on its debt investments of 13.4%. As of December 31, 2014, the Company held equity investments in 85.7% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 8.7%. The weighted average yields were computed using the effective interest rates for debt investments at cost as of March 31, 2015 and December 2014, including accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any.

Purchases of debt and equity investments for the three months ended March 31, 2015 and 2014 totaled $39,561 and $17,294, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the three months ended March 31, 2015 and 2014 totaled $24,679 and $13,558, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	March 31, 2015		December 31, 2014		March 31, 2015		December 31, 2014
Subordinated notes	$274,471	66.5%	$273,711	69.1%	$275,242	67.6%	$273,347	69.8%
Senior secured loans	86,730	21.0	74,286	18.7	86,947	21.3	74,486	19.0
Equity	44,940	10.9	42,886	10.8	38,120	9.4	36,623	9.4
Warrants	6,463	1.6	5,472	1.4	7,098	1.7	6,882	1.8

Total	$412,604	100.0%	$396,355	100.0%	$407,407	100.0%	$391,338	100.0%

All investments made by the Company as of March 31, 2015 and December 31, 2014 were made in portfolio companies located in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	March 31, 2015		December 31, 2014		March 31, 2015		December 31, 2014
Midwest	$104,374	25.3%	$94,572	23.9%	$102,518	25.2%	$92,721	23.7%
Southeast	103,989	25.2	113,516	28.6	105,493	25.9	113,725	29.0
West	87,876	21.3	78,904	19.9	78,266	19.2	71,975	18.4
Northeast	74,906	18.2	66,900	16.9	73,288	18.0	65,248	16.7
Southwest	41,459	10.0	42,463	10.7	47,842	11.7	47,669	12.2

Total	$412,604	100.0%	$396,355	100.0%	$407,407	100.0%	$391,338	100.0%

As of March 31, 2015 and December 31, 2014, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio. As of both March 31, 2015 and December 31, 2014, there were no investments on non-accrual status.

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

With respect to investments for which market quotations are not readily available, the Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of the Investment Advisor responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with the investment committee of the Investment Advisor;

•	the Board also engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our investments for which market quotations are not readily available. The Company will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result it is not in the Company’s stockholders’ best interest, to request the valuation firm(s) to perform independent valuations on one or more portfolio companies. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio. The Board consulted with the independent valuation firm in arriving at the Company’s determination of fair value on 13 and 9 of its portfolio company investments representing 32.1% and 20.7% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended March 31, 2015 and December 31, 2014, respectively) as of March 31, 2015 and December 31, 2014, respectively.

•	the audit committee of the Board reviews the preliminary valuations of the Investment Advisor and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and

•	the Board discusses these valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the Investment Advisor, the independent valuation firm(s) and the audit committee.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Consistent with the policies and methodologies adopted by the Board, the Company performs detailed valuations of its debt and equity investments, including an analysis on the Company’s unfunded loan commitments, using both the market and income approaches as appropriate. Under the market approach, the Company typically uses the enterprise value methodology to determine the fair value of an investment. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values, from which the Company derives a single estimate of enterprise value. Under the income approach, the Company typically prepares and analyzes discounted cash flow models to estimate the present value of future cash flows of either an individual debt investment or of the underlying portfolio company itself.

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

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the three months ended March 31, 2015 and 2014.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and 2014:

	Subordinated Notes	Senior Secured Loans	Equity	Warrants	Royalty Rights	Total
Balance, December 31, 2013	$214,400	$53,387	$32,560	$6,634	$—	$306,981
Realized gain on investments	166	—	1,693	—	—	1,859
Net change in unrealized (depreciation) appreciation on investments	(3,890)	17	283	(318)	—	(3,908)
Purchase of investments	1,500	9,824	5,615	355	—	17,294
Proceeds from sales and repayments of investments	(10,936)	(62)	(2,560)	—	—	(13,558)
Interest and dividend income paid-in-kind	1,333	44	124	—	—	1,501
Proceeds from loan origination fees	(8)	(66)	(23)	—	—	(97)
Accretion of loan origination fees	100	13	3	—	—	116
Accretion of original issue discount	157	42	2	—	—	201

Balance, March 31, 2014	$202,822	$63,199	$37,697	$6,671	$—	$310,389

Balance, December 31, 2014	$273,711	$74,286	$42,886	$5,472	$—	$396,355
Realized gain on investments	—	—	—	—	—	—
Net change in unrealized (depreciation) appreciation on investments	(1,135)	(17)	557	775	—	180
Purchase of investments	24,784	12,811	1,750	216	—	39,561
Proceeds from sales and repayments of investments	(23,943)	(447)	(289)	—	—	(24,679)
Interest and dividend income paid-in-kind	842	198	34	—	—	1,074
Proceeds from loan origination fees	(120)	(130)	—	—	—	(250)
Accretion of loan origination fees	187	24	1	—	—	212
Accretion of original issue discount	145	5	1	—	—	151

Balance, March 31, 2015	$274,471	$86,730	$44,940	$6,463	$—	$412,604

Net change in unrealized (depreciation) of $(85) and $(2,030) for the three months ended March 31, 2015 and 2014 were attributable to Level 3 investments held at March 31, 2015 and 2014, respectively.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of March 31, 2015 and December 31, 2014. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at March 31, 2015	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Subordinated notes	$274,471	Discounted cash flow	Weighted average cost of capital	11.4% - 18.5% (14.1%)
Senior secured loans	86,730	Discounted cash flow	Weighted average cost of capital	6.7% - 17.0% (13.9%)

Equity investments:
Equity	44,940	Enterprise value	EBITDA multiples	4.3x – 11.1x (7.1x)
Warrants	6,463	Enterprise value	EBITDA multiples	5.0x – 9.5x (6.6x)

	Fair Value at December 31, 2014	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Subordinated notes	$273,711	Discounted cash flow	Weighted average cost of capital	11.4% - 18.1% (13.6%)
Senior secured loans	74,286	Discounted cash flow	Weighted average cost of capital	6.7% - 17.0% (14.0%)

Equity investments:
Equity	42,886	Enterprise value	EBITDA multiples	4.5x – 10.4x (6.8x)
Warrants	5,472	Enterprise value	EBITDA multiples	5.0x – 9.5x (7.0x)

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. The fair value of borrowings under the Credit Facility (as defined in Note 6) are based on a market yield approach and current interest rates, which are level 3 inputs to the market yield model, and is estimated to be $10,800 and $10,000 as of March 31, 2015 and December 31, 2014, respectively, which is the same as the Company’s carrying value of the borrowings. SBA debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of March 31, 2015 and December 31, 2014, the fair value of the Company’s SBA debentures using Level 3 inputs is estimated at $178,500 and $173,500, respectively, which is the same as the Company’s carrying value of the debentures.

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

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement for the three months ended March 31, 2015 and 2014 totaled $1,791 and $1,365 respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee for the three months ended March 31, 2015 and 2014 totaled $1,563 and $1,226, respectively.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Formation Transactions, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee to be paid for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of both March 31, 2015 and December 31, 2014, the capital gains incentive fee payable was $0. The aggregate amount of capital gains incentive fees paid from the IPO through March 31, 2015 is $348.

In addition, the Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation). During the three months ended March 31, 2015, the Company accrued capital gains incentive fees of $36. During the three months ended March 31, 2014, the Company reversed previously accrued capital gains incentive fees of $384.

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

Administration Agreement: Concurrent with the Formation Transactions, the Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 4, 2014, the Board approved the renewal of the Administrative Agreement through June 20, 2015. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides it clerical, bookkeeping and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

managerial assistance to those portfolio companies to which the Company is required to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies. Under the Administration Agreement, administrative expenses for services provided for the three months ended March 31, 2015 and 2014 totaled $368 and $363, respectively. Accrued administrative expenses are reported in the due to affiliates line in the consolidated statements of assets and liabilities.

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

On December 19, 2014, FIC amended the Credit Facility to (i) increase the commitment from $30,000 to $50,000 (ii) allow FIC to buy-back up to $10,000 of the Company’s common stock subject to the satisfaction of specified financial covenants and conditions. The Credit Facility continues to have an accordion feature which allows for an increase in the total commitment up to $75,000.

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

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of March 31, 2015 and December 31, 2014, the Company was in compliance in all material respect with the terms of the Credit Facility.

As of March 31, 2015 and December 31, 2014, the Company had outstanding borrowings under the Credit Facility of $10,800 and $10,000, respectively. For the three months ended March 31, 2015 and 2014, interest and financing expenses related to the Credit Facility amounted to $226 and $0, respectively. As of March 31, 2015 and December 31, 2014, accrued interest and fees payable related to the Credit Facility totaled $14 and $97, respectively.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs and such debentures are guaranteed by the SBA. The SBA has made commitments to purchase $225,000 of SBA debentures from the Company on or before September 30, 2019. Unused commitments as of March 31, 2015 and December 31, 2014 were $46,500 and $51,500, respectively. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

As of March 31, 2015 and December 31, 2014, the Company’s issued and outstanding SBA debentures mature as follows:

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Pooling Date(1)	Maturity Date	Fixed Interest Rate	March 31, 2015	December 31, 2014
3/26/2008	3/1/2018	6.188%	$24,750	$24,750
9/24/2008	9/1/2018	6.442	11,950	11,950
3/25/2009	3/1/2019	5.337	19,750	19,750
9/23/2009	9/1/2019	4.950	10,000	10,000
3/24/2010	3/1/2020	4.825	13,000	13,000
9/22/2010	9/1/2020	3.932	12,500	12,500
3/29/2011	3/1/2021	4.801	1,550	1,550
9/21/2011	9/1/2021	3.594	3,250	3,250
3/21/2012	3/1/2022	3.483	3,250	3,250
3/21/2012	3/1/2022	3.051	19,000	19,000
9/19/2012	9/1/2022	2.530	11,000	11,000
9/19/2012	9/1/2022	3.049	11,500	11,500
3/27/2013	3/1/2023	3.155	3,000	3,000
9/24/2014	9/1/2024	3.775	1,000	1,000
3/25/2015	3/1/2025	3.321	1,000	1,000
3/25/2015	3/1/2025	3.321	1,000	1,000
3/25/2015	3/1/2025	3.321	1,000	1,000
3/25/2015	3/1/2025	3.321	1,500	1,500
3/25/2015	3/1/2025	3.321	1,000	1,000
3/25/2015	3/1/2025	3.277	6,000	6,000
3/25/2015	3/1/2025	3.277	7,500	7,500
3/25/2015	3/1/2025	3.277	2,500	2,500
3/25/2015	3/1/2025	3.277	1,500	1,500
3/25/2015	3/1/2025	3.277	5,000	5,000
(2)	(2)	(2)	5,000	—

			$178,500	$173,500

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)	The Company issued $5,000 in SBA debentures which pool in September 2015, at which time the Company expects the current short-term interest rate will reset to a long-term fixed rate.

Interest on SBA debentures is payable semi-annually on March 1 and September 1. For the three months ended March 31, 2015 and 2014, interest and financing expenses on outstanding SBA debentures amounted to $1,904 and $1,753, respectively. As of March 31, 2015 and December 31, 2014, accrued interest and fees payable related to the SBA debentures totaled $586 and $2,756, respectively.

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statement of operations using the straight-line method, which approximates the effective interest method, over the term of the respective financing instrument. Deferred financing cost amortization for the three months ended March 31, 2015 and 2014 was $234 and $131, respectively. Deferred financing costs related to the Credit Facility and SBA debentures as of March 31, 2015 and December 31, 2014, were as follows:

	March 31, 2015	December 31, 2014
SBA debenture commitment fees	$2,250	$2,250
SBA debenture leverage fees	4,329	4,207
Credit Facility upfront fees	1,193	894

Subtotal	7,772	7,351
Accumulated amortization	(3,018)	(2,784)

Net deferred financing costs	$4,754	$4,567

The weighted average interest rate for all SBA debentures and borrowings outstanding under the Credit Facility as of March 31, 2015 and December 31, 2014 was 4.2% and 4.0%, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Note 7. Commitments and Contingencies

Commitments: As of March 31, 2015, the Company had six unfunded revolving loan commitments totaling $4,564 to portfolio companies and two unfunded loan commitments totaling $4,476 to a portfolio company. As of December 31, 2014, the Company had five unfunded revolving loan commitments totaling $4,064 to portfolio companies and two unfunded loan commitments totaling $5,426 to a portfolio company. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with financial and nonfinancial covenants. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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

Note 8. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Per share data:
Net asset value at beginning of period	$15.16	$15.35
Net investment income (1)	0.39	0.40
Net realized gain on investments (net of taxes) (1)	—	0.13
Net unrealized (depreciation) on investments (1)	0.01	(0.28)

Total increase from investment operations (1)	0.40	0.25
Accretive effect of share issuance above NAV	0.01	—
Dividends to stockholders	(0.38)	(0.38)
Other (2)	(0.01)	—

Net asset value at end of period	$15.18	$15.22

Market value at end of period	$15.37	$19.31

Shares outstanding at end of period	16,113,152	13,765,642
Weighted average shares outstanding during the period	16,060,057	13,755,232
Ratios to average net assets:
Expenses other than incentive fee (3)	8.3%	8.1%
Incentive fee (3)	2.6%	1.6%

Total expenses (3)	10.9%	9.7%

Net investment income (3)	10.2%	10.4%
Total return (4)	6.1%	(9.4)%
Net assets at end of period	$244,668	$209,475
Average debt outstanding	$186,400	$144,500
Average debt per share (1)	$11.61	$10.51
Portfolio turnover ratio (3)	24.4%	17.6%

(1)	Weighted average per share data.
(2)	The impact of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data on shares outstanding as of period end.
(3)	Annualized for periods less than one year.
(4)	The total return for the three months ended March 31, 2015 and 2014 equals the change in the ending market value of the Company’s common stock plus dividends paid per share during the period, divided by the beginning common stock price and is not annualized.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the three months ended March 31, 2015 and 2014.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Fiscal Three Months Ended March 31, 2014:
2/18/2014	3/21/2014	3/31/2014	$0.38	$5,028	10,410	$199

Fiscal Three Months Ended March 31, 2015:
2/17/2015	3/12/2015	3/26/2015	$0.38	$5,886	12,922	$213

For the three months ended March 31, 2015, $213 of the total $6,099 paid to stockholders represented DRIP participation. During this period, the Company satisfied the DRIP participation requirements with the issuance of 12,922 shares at an average value of $16.46 per share at the date of issuance. For the three months ended March 31, 2014, $199 of the total $5,227 paid to stockholders represented DRIP participation. During this period, the Company satisfied the DRIP participation requirements with the issuance of 10,410 shares at an average value of $19.14 per share at the date of issuance.

Since the Company’s IPO, dividends and distributions to stockholders total $79,213 or $6.14 per share.

Note 10. Subsequent Events

On April 1, 2015, the Company exited its debt and equity investments in Connect-Air International, Inc. (Connect) in connection with the sale of Connect. The Company received payment in full on its subordinated note and recognized a gain of approximately $5,304 on its common equity investment.

On April 1, 2015, the Company exited its equity investment in Acentia, LLC in connection with the sale of Acentia, LLC. The Company recognized a loss of approximately $21 on its common equity investment.

On May 5, 2015, the Board declared a regular quarterly dividend of $0.38 per share and a special dividend of $0.02 per share, both of which are payable on June 25, 2015 to stockholders of record as of June 11, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Fidus Investment Corporation’s consolidated financial statements and related notes appearing in our annual report on Form 10-K for the year ended December 31, 2014, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 5, 2015. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 5, 2015. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q. We expressly disclaim any responsibility to update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the 1933 Act.

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

FIC was formed as a Maryland corporation on February 14, 2011. We completed our initial public offering, or IPO, in June 2011, and completed additional underwritten public offerings of our common stock in September 2012, February 2013 and September 2014 providing approximately $174.1 million in net proceeds after deducting underwriting fees and offering costs.

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

Fund I received its SBIC license on October 22, 2007 and Fund II received its SBIC license on May 28, 2013. We plan to continue to operate the Funds as SBICs, subject to SBA approval, and to utilize the proceeds of the sale of SBA-guaranteed debentures to enhance returns to our stockholders. We have also made, and continue to make, investments directly through FIC. We believe that utilizing FIC and the Funds as investment vehicles provides us with access to a broader array of investment opportunities. Based on the current capitalization of the Funds, we have approximately $46.5 million of remaining borrowing capacity under the SBIC Debenture Program and intend to fully utilize such capacity over the ensuing 12-24 months.

In August 2014, we entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which the Company could sell, by means of at-the-market offerings from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million (the “ATM Program”). During the period from August 21, 2014 through December 31, 2014, 158,353 shares of our common stock were sold at an average offering price of $18.51 per share resulting in net proceeds of $2.9 million after commissions to the sales agent on shares sold and offering costs of $0.1 million. During the three months ended March 31, 2015, 49,193 shares of our common stock were sold at an average offering price of $16.65 per share resulting in net proceeds of $0.8 million after commissions to the sales agent on shares sold and offering costs of less than $0.1 million. We intend to continue utilizing our ATM Program for capital to fund additional investments during 2015.

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

Portfolio Composition, Investment Activity and Yield

During the three months ended March 31, 2015, we invested $39.6 million in debt and equity investments, including five new portfolio companies. These investments consisted of subordinated notes ($24.8 million, or 62.7%), senior secured loans ($12.8 million, or 32.3%), equity securities ($1.8 million, or 4.5%), and warrants ($0.2 million, or 0.5%). During the three months ended March 31, 2015 we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $24.7 million. During the three months ended March 31, 2014, we invested $17.3 million in debt and equity investments, including one new portfolio company. These investments consisted of subordinated notes ($1.5 million, or 8.7%), senior secured loans ($9.8 million, or 56.6%), equity securities ($5.6 million, or 32.4%) and warrants ($0.4 million, or 2.3%). During the three months ended March 31, 2014, we received proceeds from repayments of principal, including return of capital dividends and realized gains, of $13.6 million.

As of March 31, 2015, the fair value of our investment portfolio totaled $412.6 million and consisted of 47 portfolio companies. As of March 31, 2015, our debt portfolio was entirely comprised of fixed rate investments. Overall, the portfolio had net unrealized appreciation of $5.2 million as of March 31, 2015. Our average portfolio company investment at amortized cost was $8.7 million as of March 31, 2015.

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

The weighted average yields on debt investments at March 31, 2015 and December 31, 2014 were 13.3% and 13.4%, respectively. The weighted average yields were computed using the effective interest rates for debt investments at cost as of March 31, 2015 and December 31, 2014, including the accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any.

The following table shows the portfolio composition by investment type at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Subordinated notes	66.5%	69.1%	67.6%	69.8%
Senior secured loans	21.0	18.7	21.3	19.0
Equity	10.9	10.8	9.4	9.4
Warrants	1.6	1.4	1.7	1.8

Total	100.0%	100.0%	100.0%	100.0%

The following table shows the portfolio composition by geographic region at fair value and cost as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company:

	Fair Value		Cost
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Midwest	25.3%	23.9%	25.2%	23.7%
Southeast	25.2	28.6	25.9	29.0
West	21.3	19.9	19.2	18.4
Northeast	18.2	16.9	18.0	16.7
Southwest	10.0	10.7	11.7	12.2

Total	100.0%	100.0%	100.0%	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Healthcare products	12.5%	11.2%	12.1%	10.6%
Specialty distribution	11.0	10.3	9.8	9.3
Healthcare services	10.0	10.3	10.6	10.8
Aerospace & defense manufacturing	9.4	9.4	8.3	8.6
Transportation services	6.1	4.0	6.0	3.9
Consumer products	5.4	5.6	5.4	5.6
Oil & gas services	4.5	8.6	4.9	8.8
Business services	4.5	3.1	4.6	3.2
Component manufacturing	4.3	4.3	4.4	4.6
Industrial cleaning & coatings	3.9	4.1	4.1	4.2
Building products manufacturing	3.6	3.6	3.5	3.7
Financial services	3.5	3.7	3.3	3.4
Safety products manufacturing	2.6	2.7	2.6	2.7
Utility equipment manufacturing	2.6	2.6	2.5	2.6
Printing services	2.4	2.4	2.5	2.6
Information technology services	2.1	2.3	2.4	2.5
Specialty chemicals	2.0	2.2	2.1	2.2
Restaurants	1.9	1.7	1.8	1.6
Laundry services	1.5	1.5	1.4	1.4
Telecommunication services	1.4	—	1.5	—
Apparel distribution	1.4	1.5	1.4	1.5
Vending equipment manufacturing	1.2	—	1.2	—
Retail cleaning	0.9	1.1	2.6	2.7
Specialty cracker manufacturing	0.5	0.5	0.3	0.3
Electronic components supplier	0.3	0.4	0.3	0.4
Retail	0.3	2.7	0.2	2.6
Commercial cleaning	0.2	0.2	0.2	0.2

Total	100.0%	100.0%	100.0%	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
	(dollars in thousands)
Investment Rating
1	$70,859	17.2%	$49,499	12.5%
2	288,959	70.0	297,024	74.9
3	49,859	12.1	48,814	12.3
4	2,927	0.7	1,018	0.3
5	—	—	—	—

Totals	$412,604	100.0%	$396,355	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of both March 31, 2015 and December 31, 2014 was 2.0.

Non-Accrual

As of March 31, 2015 and December 31, 2014, we had no investments on non-accrual status.

Discussion and Analysis of Results of Operations

Comparison of three months ended March 31, 2015 and March 31, 2014

Investment Income

For the three months ended March 31, 2015, total investment income was $12.8 million, an increase of $2.3 million, or 21.6%, over the $10.6 million of total investment income for the three months ended March 31, 2014. The increase was primarily attributable to a $2.4 million increase in interest income resulting largely from higher average levels of debt investments outstanding and a $0.2 million increase in fee income, which was offset by a $0.2 million decrease in dividend income due to lower average levels of income producing equity investments outstanding during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014.

Expenses

For the three months ended March 31, 2015, total expenses, including income tax provision, were $6.6 million, an increase of $1.5 million or 29.2%, over the $5.1 million of total expenses, including income tax provision, for the three months ended March 31, 2014. Interest and financing expenses for the three months ended March 31, 2015 were $2.1 million, an increase of $0.4 million or 21.5%, compared to $1.8 million for the three months ended March 31, 2014 as a result of higher average balances of SBA debentures outstanding during 2015 and interest and commitment fees related to the Credit Facility. The base management fee increased $0.4 million, or 31.2%, to $1.8 million for the three months ended March 31, 2015 due to higher average total assets less cash and cash equivalents for the three months ended March 31, 2015 than the comparable period in 2014. The incentive fee for the three months ended March 31, 2015 was $1.6 million, a $0.8 million, or 89.9%, increase from the $0.8 million incentive fee for the three months ended March 31, 2014 which was the result of an increase of $0.3 million in the income incentive fee to $1.6 million and a capital gains incentive fee accrual of $0.1 million during the 2015 period compared to a capital gains incentive fee reversal of $0.4 million during the same period in 2014. The administrative service fee, professional fees and other general and administrative expenses totaled $1.1 million for both the three months ended March 31, 2015 and 2014.

Net Investment Income

Net investment income for the three months ended March 31, 2015 was $6.2 million, which was an increase of $0.8 million, or 14.4%, compared to net investment income of $5.4 million during the three months ended March 31, 2014 as a result of the $2.3 million increase in total investment income and the $1.5 million increase in total expenses, including income tax provision.

Net Increase in Net Assets Resulting From Operations

For the three months ended March 31, 2015, we did not record any realized gains or losses on investments. For the three months ended March 31, 2014, the total realized gain on investments was $1.9 million, which consisted of realized gains on an investment in one portfolio company and realized gains on an investment in one non-control/non-affiliate portfolio company.

During the three months ended March 31, 2015, we recorded a net change in unrealized appreciation on investments of $0.2 million attributable to (i) the reversal of net unrealized depreciation on investments of $0.3 million related to the exit or sale of investments, resulting in unrealized appreciation, (ii) net unrealized depreciation of $1.4 million on debt investments and (iii) net unrealized appreciation of $1.3 million on equity investments. During the three months ended March 31, 2014, we recorded a net change in unrealized depreciation on investments of $3.9 million attributable to (i) the reversal of net unrealized appreciation on investments of $1.9 million related to the exit or sale of investments, resulting in unrealized depreciation, (ii) net unrealized depreciation of $3.4 million on debt investments and (iii) net unrealized appreciation of $1.4 million on equity investments.

As a result of these events, our net increase in net assets resulting from operations during the three months ended March 31, 2015 was $6.4 million, or an increase of $3.0 million, or 89.7%, compared to a net increase in net assets resulting from operations of $3.4 million during the prior year period.

Liquidity and Capital Resources

As of March 31, 2015, we had $16.4 million in cash and cash equivalents and our net assets totaled $244.7 million. We believe that our current cash and cash equivalents on hand, our continued access to SBA-guaranteed debentures, our Credit Facility and our anticipated cash flows from operations will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of securities (including the ATM Program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders.

Cash Flows

For the three months ended March 31, 2015, we experienced a net decrease in cash and cash equivalents in the amount of $13.0 million. During that period, we used $12.8 million of cash for operating activities, primarily for the funding of $39.6 million of investments, which was partially offset by the proceeds from sales and repayments of investments of $24.7 million. During the same period, we used $0.1 million for financing activities resulting from proceeds received from stock offerings, net of expenses, of $0.9 million, proceeds from the issuance of SBA debentures of $5.0 million and net borrowings under the Credit Facility of $0.8 million, which were partially offset by cash dividends paid to stockholders of $5.9 million and payments of financing costs totaling $0.9 million.

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

The Funds are licensed SBICs, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 200.0% of an SBIC’s regulatory capital or $150.0 million, whichever is less. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $225.0 million. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of March 31, 2015, Fund I had $150.0 million of outstanding SBA debentures. Based on its $75.0 million of regulatory capital as of March 31, 2015, Fund I cannot issue additional SBA debentures. As of March 31, 2015, Fund II had $28.5 million of outstanding SBA debentures. Based on its $37.5 million of regulatory capital as of March 31, 2015, Fund II has the current capacity to issue up to an additional $46.5 million of SBA debentures. For more information on the SBA debentures, please see Note 6 to our consolidated financial statements.

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

On December 19, 2014, FIC amended the Credit Facility to (i) increase the commitment from $30.0 million to $50.0 million (ii) allow FIC to buy-back up to $10.0 million of our common stock subject to the satisfaction of specified financial covenants and conditions. The Credit Facility continues to have an accordion feature which allows for an increase in the total commitment up to $75.0 million.

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

We have made customary representations and warranties and are required to comply with various affirmative, negative and financial covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of March 31, 2015, we are in compliance with all covenants of the Credit Facility and there was $10.8 million outstanding under the Credit Facility.

As of March 31, 2015, the weighted average interest rate for all SBA debentures and borrowings outstanding under the Credit Facility was 4.2%.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016 and early application is not permitted. We are currently evaluating the impact this ASU will have on our consolidated financial position or disclosures.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2015, we had off-balance sheet arrangements consisting of six unfunded revolving loan commitments totaling $4.6 million to portfolio companies and two unfunded loan commitments totaling $4.5 million to a portfolio company. As of December 31, 2014, we had off-balance sheet arrangements consisting of consisting of five unfunded revolving loan commitments totaling $4.1 million to portfolio companies and two unfunded loan commitment totaling $5.4 million to a portfolio company.

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

Recent Developments

On April 1, 2015, we exited our debt and equity investments in Connect-Air International, Inc. (Connect) in connection with the sale of Connect. We received payment in full on our subordinated note and recognized a gain of approximately $5.3 million on our common equity investment.

On April 1, 2015, we exited our equity investment in Acentia, LLC in connection with the sale of Acentia, LLC. We recognized a loss of less than $0.1 million on our common equity investment.

On May 5, 2015, the Board declared a regular quarterly dividend of $0.38 per share and a special dividend of $0.02 per share, both of which are payable on June 25, 2015 to stockholders of record as of June 11, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. As of March 31, 2015 and December 31, 2014, our debt portfolio was entirely comprised of fixed rate investments. Our pooled SBA debentures bear interest at fixed rates. Our Credit Facility bears interest, subject to our election, on a per annum basis equal to (i) the alternate base rate plus 2.5% or (ii) the applicable LIBOR rate plus 3.5%. The alternate base rate is equal to the greater of (i) prime rate, (ii) the federal funds rate plus 0.5% or (iii) the three-month LIBOR rate plus 1.0%.

Assuming that the consolidated statements of assets and liabilities as of March 31, 2015 and December 31, 2014 were to remain constant, a hypothetical 100 basis point change in interest rates would not have a material effect on our level of interest income from debt investments or interest expense.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

Item 1A.	Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Form 10-K for the year ended December 31, 2014 and filed with the SEC on March 5, 2015, which are incorporated herein by reference. These Risk Factors could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

FIDUS INVESTMENT CORPORATION

Date: May 7, 2015	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2015	/s/ SHELBY E. SHERARD
Shelby E. Sherard
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.