Form 10-Q
period 2015-06-30
FIDUS INVESTMENT Corp
filed 2015-08-06
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 5, 2015, the Registrant had outstanding 16,268,143 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(In thousands, except shares and per share data)

	June 30,
	2015	December 31,
	(unaudited)	2014
ASSETS
Investments, at fair value
Control investments (cost: $10,898 and $10,460, respectively)	$778	$4,244
Affiliate investments (cost: $92,552 and $81,979, respectively)	99,444	86,200
Non-control/non-affiliate investments (cost: $316,557 and $298,899, respectively)	319,912	305,911

Total investments, at fair value (cost: $420,007 and $391,338, respectively)	420,134	396,355
Cash and cash equivalents	14,542	29,318
Interest receivable	5,025	4,460
Deferred financing costs (net of accumulated amortization of $3,270 and $2,784, respectively)	4,576	4,567
Prepaid expenses and other assets	1,270	887

Total assets	$445,547	$435,587

LIABILITIES
SBA debentures	$179,700	$173,500
Borrowings under credit facility	10,500	10,000
Accrued interest and fees payable	2,606	2,853
Due to affiliates	5,260	5,395
Taxes payable	—	328
Accounts payable and other liabilities	559	248

Total liabilities	198,625	192,324

Commitments and contingencies (Note 7)

NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 16,268,143 and 16,051,037 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively)	16	16
Additional paid-in capital	246,612	243,008
Undistributed net investment income	12,101	12,433
Accumulated net realized (loss) gain on investments, net of taxes and distributions	(10,588)	(15,999)
Accumulated net unrealized appreciation (depreciation) on investments	(1,219)	3,805

Total net assets	246,922	243,263

Total liabilities and net assets	$445,547	$435,587

Net asset value per common share	$15.18	$15.16

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

(In thousands, except shares and per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Investment income:
Interest income
Control investments	$92	$—	$220	$—
Affiliate investments	2,496	2,280	4,841	4,757
Non-control/non-affiliate investments	9,528	7,026	18,978	14,100

Total interest income	12,116	9,306	24,039	18,857
Dividend income
Affiliate investments	44	31	74	61
Non-control/non-affiliate investments	114	482	221	829

Total dividend income	158	513	295	890
Fee income
Control investments	10	—	10	—
Affiliate investments	158	—	158	388
Non-control/non-affiliate investments	338	783	1,102	1,005

Total fee income	506	783	1,270	1,393
Interest on idle funds and other income	19	(21)	33	—

Total investment income	12,799	10,581	25,637	21,140

Expenses:
Interest and financing expenses	2,303	1,795	4,433	3,548
Base management fee	1,864	1,393	3,655	2,758
Incentive fee	1,557	853	3,156	1,695
Administrative service expenses	347	430	715	793
Professional fees	220	213	659	610
Other general and administrative expenses	463	376	756	753

Total expenses	6,754	5,060	13,374	10,157

Net investment income before income taxes	6,045	5,521	12,263	10,983
Income tax provision	6	12	(5)	30

Net investment income	6,039	5,509	12,268	10,953

Net realized and unrealized gains (losses) on investments:
Realized gains on affiliate investments	—	—	—	166
Net realized gains on non-control/non-affiliate investments	5,277	59	5,277	1,752
Net change in unrealized (depreciation) appreciation on investments	(5,070)	(2,140)	(4,890)	(6,048)
Income tax (provision) on realized gains on investments	—	—	—	(17)

Net gain (loss) on investments	207	(2,081)	387	(4,147)

Net increase in net assets resulting from operations	$6,246	$3,428	$12,655	$6,806

Per common share data:
Net investment income per share-basic and diluted	$0.37	$0.40	$0.76	$0.80

Net increase in net assets resulting from operations per share-basic and diluted	$0.39	$0.25	$0.78	$0.49

Dividends declared per share	$0.40	$0.38	$0.78	$0.76

Weighted average number of shares outstanding - basic and diluted	16,186,688	13,765,954	16,123,722	13,760,623

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

(In thousands, except shares)

					Accumulated
					Net Realized	Accumulated
					(Loss) Gain on	Net Unrealized
	Common Stock		Additional	Undistributed	Investments,	Appreciation
	Number	Par	Paid in	Net Investment	net of taxes and	(Depreciation)	Total
	of Shares	Value	Capital	Income	distributions	on Investments	Net Assets
Balances at December 31, 2013	13,755,232	$14	$206,123	$3,221	$11,212	$(9,445)	$211,125
Public offerings of common stock, net of expenses	—	—	—	—	—	—	—
Shares issued under dividend reinvestment plan	19,869	—	393	—	—	—	393
Net increase in net assets resulting from operations	—	—	—	10,953	1,901	(6,048)	6,806
Dividends declared	—	—	—	(10,458)	—	—	(10,458)

Balances at June 30, 2014	13,775,101	$14	$206,516	$3,716	$13,113	$(15,493)	$207,866

Balances at December 31, 2014	16,051,037	$16	$243,008	$12,433	$(15,999)	$3,805	$243,263
Public offerings of common stock, net of expenses	190,623	—	3,174	—	—	—	3,174
Shares issued under dividend reinvestment plan, net of expenses	26,483	—	430	—	—	—	430
Net increase in net assets resulting from operations	—	—	—	12,268	5,411	(5,024)	12,655
Dividends declared	—	—	—	(12,600)	—	—	(12,600)

Balances at June 30, 2015	16,268,143	$16	$246,612	$12,101	$(10,588)	$(1,219)	$246,922

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six months ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$12,655	$6,806
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net change in unrealized depreciation on investments	4,890	6,048
Net realized (gain) on investments	(5,277)	(1,918)
Interest and dividend income paid-in-kind	(2,630)	(2,838)
Accretion of original issue discount	(300)	(349)
Accretion of loan origination fees	(324)	(223)
Purchase of investments	(67,903)	(24,650)
Proceeds from sales and repayments of investments	47,388	20,269
Proceeds from loan origination fees	377	169
Amortization of deferred financing costs	486	273
Changes in operating assets and liabilities:
Interest receivable	(565)	(1,397)
Prepaid expenses and other assets	(383)	(442)
Accrued interest and fees payable	253	14
Due to affiliates	(135)	(1,160)
Taxes payable	(328)	(684)
Accounts payable and other liabilities	311	220

Net cash (used in) provided by operating activities	(11,485)	138

Cash Flows from Financing Activities:
Proceeds from stock offerings, net of expenses	3,174	—
Proceeds received from SBA debentures	6,200	1,000
Net proceeds received from borrowings under credit facility	500	—
Payment of deferred financing costs	(995)	(917)
Dividends paid to stockholders, including expenses	(12,170)	(10,065)
Taxes paid on deemed distribution	—	(2,887)

Net cash (used in) financing activities	(3,291)	(12,869)

Net (decrease) in cash and cash equivalents	(14,776)	(12,731)
Cash and cash equivalents:
Beginning of period	29,318	53,418

End of period	$14,542	$40,687

Supplemental disclosure of cash flow information:
Cash payments for interest	$3,694	$3,261
Cash payments for taxes, net of tax refunds received	$323	$3,618
Non-cash financing activities:
Shares issued under dividend reinvestment plan	$432	$393

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

June 30, 2015

(In thousands, except shares)

Portfolio Company(1) (2)	Industry	Investment Type (3)	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Control Investments (5)

Paramount Building Solutions, LLC	Retail Cleaning	Subordinated Note (11)	7.0%/3.0%	12/31/2017	$1,132	$1,132	$778
		Subordinated Note (11)	7.0%/7.0%	12/31/2017	2,927	2,927	—
		Warrant (1,086,035 units) (7)				—	—
		Preferred Equity (5,000,000 units) (7)				5,339	—
		Common Equity (107,143 units) (7)				1,500	—

						10,898	778	0%

Total Control Investments						10,898	778	0%

Affiliate Investments (5)

Apex Microtechnology, Inc.	Electronic	Warrant (2,293 units)				220	285
	Components Supplier	Common Equity (11,690 shares)				1,169	1,482

						1,389	1,767	1%

FAR Research Inc.	Specialty Chemicals	Senior Secured Loan (10)	11.8%/0.0%	3/31/2019	7,600	7,571	7,600
		Revolving Loan ($1,750 commitment) (9)	11.8%/0.0%	3/31/2019	136	129	136
		Common Equity (10 units)				1,000	444

						8,700	8,180	3%

Inflexxion, Inc.	Business Services	Senior Secured Loan	12.5%/0.0%	12/16/2019	3,950	3,929	3,950
		Revolving Loan ($1,000 commitment) (8)(9)	12.5%/0.0%	12/16/2019	—	(4)	—
		Preferred Equity (1,400 units)				1,400	1,277

						5,325	5,227	2%

Malabar International	Aerospace & Defense	Subordinated Note (10)	12.5%/2.5%	5/21/2017	7,356	7,336	7,356
	Manufacturing	Preferred Equity (1,494 shares) (6)	6.0%/0.0%			1,992	4,336

						9,328	11,692	5%

Medsurant Holdings, LLC	Healthcare Services	Subordinated Note	9.5%/4.5%	7/12/2016	10,361	10,031	10,361
		Preferred Equity (126,662 units) (7)				1,346	1,259
		Warrant (505,176 units) (7)				4,516	4,556

						15,893	16,176	7%

Microbiology Research Associates, Inc.	Healthcare Services	Senior Secured Loan	6.0%/0.0%	5/13/2020	3,750	3,732	3,732
		Revolving Loan ($500 commitment) (8)(9)	6.0%/0.0%	5/13/2020	—	(2)	(2)
		Subordinated Note	12.5%/0.0%	11/13/2020	6,250	6,219	6,219
		Common Equity (1,000,000 units) (9)				1,000	1,000

						10,949	10,949	4%

Pfanstiehl, Inc.	Healthcare Products	Subordinated Note	12.0%/1.5%	9/29/2018	6,208	6,173	6,208
		Common Equity (8,500 units) (9)				850	4,077

						7,023	10,285	4%

Safety Products Group, LLC	Safety Products	Subordinated Note	12.0%/1.5%	12/30/2018	10,000	9,969	10,000
	Manufacturing	Preferred Equity (749 units) (7) (9)				749	811
		Common Equity (676 units) (7) (9)				1	—

						10,719	10,811	4%

Trantech Radiator Products, Inc.	Utility Equipment	Subordinated Note (9)	12.0%/1.8%	5/4/2017	9,602	9,586	9,602
	Manufacturing	Common Equity (6,875 shares) (9)				688	943

						10,274	10,545	4%

Westminster Cracker Company, Inc.	Specialty Cracker	Preferred Equity (95,798 units)				70	163
	Manufacturing	Common Equity (1,208,197 units)				1,208	1,798

						1,278	1,961	1%

World Wide Packaging, LLC	Consumer Products	Subordinated Note (9)	12.0%/1.8%	10/26/2018	10,186	10,156	10,186
		Common Equity (1,517,573 units) (7) (9)				1,518	1,665

						11,674	11,851	5%

Total Affiliate Investments						92,552	99,444	40%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2015

(In thousands, except shares)

Portfolio Company(1) (2)	Industry	Investment Type (3)	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments (5)
ACFP Management, Inc.	Restaurants	Common Equity (1,000,000 units) (9)				$1,091	$1,755	1%

Allied 100 Group, Inc.	Healthcare Products	Subordinated Note (10)	11.5%/0.0%	5/26/2020	$13,000	12,942	13,000
		Common Equity (1,250,000 units) (9)				1,250	1,267

						14,192	14,267	6%

Anatrace Products, LLC	Healthcare Products	Senior Secured Loan	11.5%/1.5%	10/11/2018	9,054	9,026	9,054
		Revolving Loan ($500 commitment) (8)	11.5%/1.5%	10/11/2018	—	(1)	(1)
		Common Equity (360,000 shares) (9)				360	542

						9,385	9,595	4%

Brook & Whittle Limited	Printing Services	Subordinated Note	12.0%/4.8%	12/31/2016	7,474	7,474	7,289
		Subordinated Note	12.0%/2.0%	12/31/2016	2,273	2,273	2,135
		Warrant (1,051 shares)				285	24
		Common Equity - Series A (148 shares)				110	3
		Common Equity - Series D (527 shares)				53	82

						10,195	9,533	4%

Caldwell & Gregory, LLC	Laundry Services	Subordinated Note	11.5%/1.0%	11/30/2018	1,532	1,513	1,532
		Subordinated Note	0.0%/12.0%	5/31/2019	3,838	3,639	3,837
		Common Equity (500,000 units) (7)				500	562
		Warrant (242,121 units) (7)				242	272

						5,894	6,203	3%

Carlson Systems Holdings, Inc.	Specialty Distribution	Subordinated Note (10)	11.5%/0.0%	5/20/2020	16,000	15,928	16,000
		Common Equity (15,000 units) (9)				1,500	1,578

						17,428	17,578	7%

Channel Technologies Group, LLC	Component Manufacturing	Subordinated Note	11.0%/1.3%	4/10/2019	7,000	6,958	7,000
		Preferred Equity (612 units) (7) (9)				1,139	759
		Common Equity (612,432 units) (7) (9)				—	—

						8,097	7,759	3%

Continental Anesthesia Management, LLC	Healthcare Services	Senior Secured Loan	10.0%/4.0%	4/15/2016	10,464	10,464	10,300
		Warrant (263 shares)				276	—

						10,740	10,300	4%

EBL, LLC (EbLens)	Retail	Common Equity (750,000 units) (7) (9)				750	1,142	0%

FDS Avionics Corp.	Aerospace & Defense	Subordinated Note	12.3%/0.0%	4/1/2020	5,200	5,177	5,200
(dba Flight Display Systems)	Manufacturing	Common Equity (200 units) (9)				2,000	1,721

						7,177	6,921	3%

FTH Acquisition Corp. VII	Information	Subordinated Note	13.0%/0.0%	9/30/2016	8,395	8,395	8,053
	Technology Services	Preferred Equity (887,122 shares)				887	—

						9,282	8,053	3%

Grindmaster Corporation	Consumer Products	Subordinated Note	11.5%/0.0%	10/31/2019	10,500	10,460	10,500	4%

Ice House America, LLC	Vending Equipment	Subordinated Note (9)	12.0%/2.0%	1/1/2020	5,046	4,827	4,827
	Manufacturing	Warrant (1,957,895 units) (7) (9)				216	81

						5,043	4,908	2%

IOS Acquisitions, Inc.	Oil & Gas Services	Common Equity (2,152 units) (9)				128	21	0%

Jacob Ash Holdings, Inc.	Apparel Distribution	Subordinated Note (10)	13.0%/4.0%	6/30/2018	4,000	3,993	4,000
		Subordinated Note	13.0%/0.0%	6/30/2018	963	954	963
		Preferred Equity (66,138 shares)(6)	0.0%/15.0%	6/30/2018		857	868
		Warrant (63,492 shares)				67	—

						5,871	5,831	2%

K2 Industrial Services, Inc.	Industrial Cleaning	Subordinated Note	2.9%/12.3%	5/23/2017	16,447	16,406	16,415
	& Coatings	Preferred Equity - Series A (1,200 shares)				1,200	417
		Preferred Equity - Series B (74 shares)				68	88

						17,674	16,920	7%

Lightning Diversion Systems, LLC	Aerospace & Defense	Senior Secured Loan	9.5%/0.0%	12/20/2018	9,198	9,160	9,198
	Manufacturing	Revolving Loan ($1,000 commitment) (8)	9.5%/0.0%	12/20/2018	—	(2)	(2)
		Common Equity (600,000 units)				—	3,183

						9,158	12,379	5%

MedPlast, LLC	Healthcare Products	Subordinated Note (9)	11.0%/1.5%	3/31/2019	10,261	10,210	10,261
		Preferred Equity (188 shares) (6) (9)	0.0%/8.0%			215	215
		Common Equity (3,728 shares) (9)				62	100

						10,487	10,576	4%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2015

(In thousands, except shares)

Portfolio Company(1) (2)	Industry	Investment Type (3)	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
National Truck Protection Co., Inc.	Financial Services	Senior Secured Loan	13.5%/2.0%	9/13/2018	$11,989	$11,933	$11,988
		Common Equity (1,109 shares)				758	1,801

						12,691	13,789	6%

Oaktree Medical Centre, P.C.	Healthcare Services	Senior Secured Loan (9)	8.5%/0.0%	1/1/2018	700	695	728
(dba Pain Management Associates)		Senior Secured Loan (9)	16.0%/0.0%	1/1/2018	5,366	5,325	5,595
		Revolving Loan ($500 commitment) (9)	8.5%/0.0%	1/1/2018	250	246	260

						6,266	6,583	3%

Pinnergy, Ltd.	Oil & Gas Services	Subordinated Note (10)	10.5%/1.3%	1/24/2020	20,000	19,937	18,635	8%

Plymouth Rock Energy, LLC	Business Services	Senior Secured Loan	11.8%/0.0%	5/14/2017	6,000	5,978	6,000	2%

Premium Franchise Brands, LLC	Commercial Cleaning	Preferred Equity (1,054,619 shares)				832	668	0%

Restaurant Finance Co, LLC	Restaurants	Senior Secured Loan ($10,500 commitment) (10)	12.0%/4.0%	7/31/2020	7,111	7,088	7,111	3%

Simplex Manufacturing Co.	Aerospace & Defense	Subordinated Note	14.0%/0.0%	11/1/2015	4,550	4,545	4,550
	Manufacturing	Warrant (24 shares)				710	1,877

						5,255	6,427	3%

Six Month Smiles Holdings, Inc.	Healthcare Products	Subordinated Note (9)	12.0%/1.3%	7/31/2020	8,040	8,008	8,008	3%

Stagnito Partners, LLC (dba Stagnito Business Information)	Business Services	Senior Secured Loan (9)	12.0%/0.0%	6/30/2018	6,361	6,276	6,276	3%

The Wolf Organization, LLC	Building Products	Subordinated Note (10)	11.8%/0.0%	11/29/2020	12,500	12,439	12,439
	Manufacturing	Common Equity (175 shares)				1,750	1,750

						14,189	14,189	6%

Toledo Molding & Die, Inc.	Component Manufacturing	Subordinated Note (9)	10.5%/0.0%	12/18/2018	10,000	9,870	10,000	4%

United Biologics, LLC	Healthcare Services	Subordinated Note	12.0%/2.0%	3/5/2017	8,436	8,206	8,436
		Preferred Equity (98,377 units) (7) (9)				1,069	589
		Warrant (57,469 units)				566	158

						9,841	9,183	4%

US GreenFiber, LLC	Building Products	Subordinated Note (10)	12.5%/0.0%	1/2/2019	14,000	13,943	14,000
	Manufacturing	Common Equity (1,667 units) (7) (9)				500	1,055

						14,443	15,055	6%

US Pack Logistics LLC	Transportation Services	Subordinated Note	12.0%/1.8%	9/27/2020	9,042	8,999	8,999
		Common Equity (5,000 units) (7) (9)				500	500

						9,499	9,499	4%

Virginia Tile Company, LLC	Specialty Distribution	Subordinated Note (10)	12.3%/0.0%	5/19/2020	12,000	11,946	12,000
		Common Equity (19.5 shares)				250	390

						12,196	12,390	5%

Worldwide Express Operations, LLC	Transportation Services	Subordinated Note	11.5%/1.0%	8/1/2020	12,742	12,651	12,742
		Common Equity (2,500,000 units) (7) (9)				2,500	3,131

						15,151	15,873	6%

X5 Opco LLC	Telecommunication	Senior Secured Loan	11.5%/0.0%	3/24/2020	5,500	5,474	5,474
	Services	Revolving Loan ($500 commitment) (8)	11.5%/0.0%	3/24/2020	—	—	—
		Preferred Equity (5,000 units) (6) (7) (9)	0.0%/8.0%			511	511

						5,985	5,985	2%

Total Non-Control/Non-Affiliate Investments						316,557	319,912	130%

Total Investments						$420,007	$420,134	170%

(1)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(2)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(3)	All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.
(4)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of June 30, 2015. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
(5)	See Note 2 - Significant Accounting Policies, Investment Classification for definitions of Control and Affiliate classifications.
(6)	Income producing. Maturity date, if any, represents mandatory redemption date.
(7)	Investment is held by a wholly-owned subsidiary of the Company.
(8)	The entire commitment was unfunded at June 30, 2015. As such, no interest is being earned on this investment.
(9)	Investment pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(10)	The portion of the investment not held by the Funds is pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(11)	Investment was on non-accrual status as of June 30, 2015, meaning the Company has ceased recognizing interest income on the investment.

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

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (continued)

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

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (continued)

December 31, 2014

(In thousands, except shares)

Portfolio Company(1) (2)	Industry	Investment Type (3)	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Oaktree Medical Centre, P.C.	Healthcare Services	Senior Secured Loan (9)	6.5%/0.0%	5/6/2019	$700	$694	$675
(dba Pain Management Associates)		Senior Secured Loan (9)	14.0%/0.0%	5/6/2019	5,300	5,254	5,000
		Revolving Loan ($500 commitment) (9)	6.5%/0.0%	5/6/2019	250	246	250

						6,194	5,925	2%

Pinnergy, Ltd.	Oil & Gas Services	Subordinated Note (10)	10.5%/0.8%	1/24/2020	20,000	19,931	19,812	8%

Plymouth Rock Energy, LLC	Business Services	Senior Secured Loan	11.8%/0.0%	5/14/2017	6,000	5,973	5,973	2%

Premium Franchise Brands, LLC	Commercial Cleaning	Preferred Equity (1,054,619 shares)				832	718	0%

Restaurant Finance Co, LLC	Restaurants	Senior Secured Loan ($10,500 commitment) (10)	12.0%/4.0%	7/31/2020	5,145	5,133	5,145	2%

Simplex Manufacturing Co.	Aerospace & Defense	Subordinated Note	14.0%/0.0%	11/1/2015	4,550	4,537	4,537
	Manufacturing	Warrant (24 shares)				710	813

						5,247	5,350	2%

Toledo Molding & Die, Inc.	Component	Subordinated Note (9)	10.5%/0.0%	12/18/2018	10,000	9,851	9,851	4%
	Manufacturing

United Biologics, LLC	Healthcare Services	Subordinated Note	12.0%/2.0%	3/5/2017	8,688	8,393	8,688
		Preferred Equity (98,377 units) (7) (9)				1,069	1,069
		Warrant (57,469 units)				566	281

						10,028	10,038	4%

US GreenFiber, LLC	Building Products	Subordinated Note (10)	12.5%/0.0%	1/2/2019	14,000	13,936	13,936
	Manufacturing	Common Equity (1,667 units) (7) (9)				500	500

						14,436	14,436	6%

Virginia Tile Company, LLC	Specialty Distribution	Subordinated Note (10)	12.3%/0.0%	5/19/2020	12,000	11,940	11,940
		Common Equity (19.5 shares)				250	250

						12,190	12,190	5%

Worldwide Express Operations, LLC	Transportation Services	Subordinated Note	11.5%/1.0%	8/1/2020	12,678	12,578	12,678
		Common Equity (2,500,000 units) (7) (9)				2,500	3,135

						15,078	15,813	7%

Total Non-Control/ Non-Affiliate Investments						298,899	305,911	126%

Total Investments						$391,338	$396,355	163%

(1)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(2)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(3)	All debt investments are income producing. Equity investments are non-income producing unless otherwise noted.
(4)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of December 31, 2014. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
(5)	See Note 2 - Significant Accounting Policies, Investment Classification for definitions of Control and Affiliate classifications.
(6)	Income producing. Maturity date, if any, represents mandatory redemption date.
(7)	Investment is held by a wholly-owned subsidiary of the Company.
(8)	The entire commitment was unfunded at December 31, 2014. As such, no interest is being earned on this investment.
(9)	Investment pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(10)	The portion of the investment not held by the Funds is pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).

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

On August 21, 2014, the Company entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which the Company could sell, by means of at-the-market offerings from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50,000 (the “ATM Program”). During the period from August 21, 2014 through December 31, 2014, 158,353 shares of the Company’s common stock were sold at an average offering price of $18.51 per share resulting in net proceeds of $2,871, after commissions to the sales agent on shares sold and offering costs of $59. During the six months ended June 30, 2015, 190,623 shares of the Company’s common stock were sold at an average offering price of $16.61 per share resulting in net proceeds of $3,100, after commissions to the sales agent on shares sold and offering costs of $66.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

As of June 30, 2015 and December 31, 2014, the Company had 16,268,143 and 16,051,037 shares of common stock outstanding, respectively.

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

The Company also typically receives loan origination or closing fees in connection with investments. Such loan origination and closing fees are capitalized as unearned income and offset against investment cost basis on the consolidated statements of assets and liabilities and accreted into income over the life of the investment.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

The Company has certain wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which generally holds one or more of the Company’s portfolio investments listed on the consolidated schedules of investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investment in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies that are taxed as partnerships for U.S. federal income tax purposes (such as entities organized as limited liability companies (“LLCs”) or other forms of pass through entities) while complying with the “source-of-income” requirements contained in the RIC tax provisions. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal corporate income tax purposes, and each Taxable Subsidiary will be subject to U.S. federal corporate income tax on its taxable income. Any such income or expense is reflected in the consolidated statements of operations.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax provision, if any. There were no material uncertain income tax positions at June 30, 2015 and December 2014. The 2011 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Earnings and net asset value per share: The earnings per share calculations for the three months ended June 30, 2015 and 2014, as well as the six months ended June 30, 2015 and 2014, are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

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

As of June 30, 2015, the Company had investments in 47 portfolio companies with an aggregate fair value of $420,134 and a weighted average effective yield on its debt investments of 13.3%. As of June 30, 2015, the Company held equity investments in 83.0% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 7.9%. As of December 31, 2014, the Company had investments in 42 portfolio companies with an aggregate fair value of $396,355 and a weighted average effective yield on its debt investments of 13.4%. As of December 31, 2014, the Company held equity investments in 85.7% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 8.7%. The weighted average yields were computed using the effective interest rates for debt investments at cost as of June 30, 2015 and December 2014, including accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any.

Purchases of debt and equity investments for the six months ended June 30, 2015 and 2014 totaled $67,903 and $24,650, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the six months ended June 30, 2015 and 2014 totaled $47,388 and $20,269, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	June 30, 2015		December 31, 2014		June 30, 2015		December 31, 2014
Subordinated notes	$281,531	67.0%	$273,711	69.1%	$285,222	67.9%	$273,347	69.8%
Senior secured loans	87,397	20.8	74,286	18.7	87,017	20.7	74,486	19.0
Equity	43,953	10.5	42,886	10.8	40,670	9.7	36,623	9.4
Warrants	7,253	1.7	5,472	1.4	7,098	1.7	6,882	1.8

Total	$420,134	100.0%	$396,355	100.0%	$420,007	100.0%	$391,338	100.0%

All investments made by the Company as of June 30, 2015 and December 31, 2014 were made in portfolio companies located in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	June 30, 2015		December 31, 2014		June 30, 2015		December 31, 2014
Midwest	$107,611	25.7%	$94,572	23.9%	$104,784	24.9%	$92,721	23.7%
Southeast	105,138	25.0	113,516	28.6	106,615	25.4	113,725	29.0
Northeast	97,979	23.3	66,900	16.9	96,407	23.0	65,248	16.7
West	70,994	16.9	78,904	19.9	64,203	15.3	71,975	18.4
Southwest	38,412	9.1	42,463	10.7	47,998	11.4	47,669	12.2

Total	$420,134	100.0%	$396,355	100.0%	$420,007	100.0%	$391,338	100.0%

As of June 30, 2015 and December 31, 2014, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio. As of June 30, 2014, the Company had debt investments in one portfolio company on non-accrual status, which had an aggregate cost and fair value of $4,059 and $778, respectively. As of December 31, 2014, there were no debt investments on non-accrual status.

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

With respect to investments for which market quotations are not readily available, the Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of the Investment Advisor responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with the investment committee of the Investment Advisor;

•	the Board also engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our investments for which market quotations are not readily available. The Company will consult with independent valuation firm(s) relative to each portfolio company at least once in every calendar year, and for new portfolio companies, at least once in the twelve-month period subsequent to the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result it is not in the Company’s stockholders’ best interest, to request the valuation firm(s) to perform independent valuations on one or more portfolio companies. Such instances include, but are not limited to, situations where the fair value of the investment in the portfolio company is determined to be insignificant relative to the total investment portfolio. The Board consulted with the independent valuation firm in arriving at the Company’s determination of fair value on 12 and 9 of its portfolio company investments representing 29.1% and 20.7% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended June 30, 2015 and December 31, 2014, respectively) as of June 30, 2015 and December 31, 2014, respectively.

•	the audit committee of the Board reviews the preliminary valuations of the Investment Advisor and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and

•	the Board discusses these valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the Investment Advisor, the independent valuation firm(s) and the audit committee.

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

For the Company’s debt investments, including senior secured loans and subordinated notes, the primary valuation technique used to estimate the fair value is the discounted cash flow method. However, if there is deterioration in credit quality or a debt investment is in workout status, the Company may consider other methods in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. The Company’s discounted cash flow models estimate a range of fair values by applying an appropriate discount rate to the future cash flow streams of its debt investments, based on future interest and principal payments as set forth in the associated loan agreements. The Company prepares a weighted average cost of capital for use in the discounted cash flow model for each investment, based on factors including, but not limited to: current pricing and credit metrics for similar proposed or executed investment transactions of private companies; the portfolio company’s historical financial results and outlook; and the portfolio company’s current leverage and credit quality as compared to leverage and credit quality as of the date the investment was made. The Company may also consider the following factors when determining the fair value of debt investments: the portfolio company’s ability to make future scheduled payments; prepayment penalties and other fees; estimated remaining life; the nature and realizable value of any collateral securing such debt investment; and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made. The Company estimates the remaining life of its debt investments to generally be the legal maturity date of the instrument, as the Company generally intends to hold its loans to maturity. However, if the Company has information available to it that the loan is expected to be repaid in the near term, it would use an estimated remaining life based on the expected repayment date.

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

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the six months ended June 30, 2015 and 2014.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the six months ended June 30, 2015 and 2014:

	Subordinated Notes	Senior Secured Loans	Equity	Warrants	Royalty Rights	Total
Balance, December 31, 2013	$214,400	$53,387	$32,560	$6,634	$—	$306,981
Realized gain on investments	166	—	1,701	51	—	1,918
Net change in unrealized (depreciation) appreciation on investments	(8,225)	175	2,391	(389)	—	(6,048)
Purchase of investments	1,663	16,799	5,833	355	—	24,650
Proceeds from sales and repayments of investments	(16,737)	(934)	(2,547)	(51)	—	(20,269)
Interest and dividend income paid-in-kind	2,254	315	269	—	—	2,838
Proceeds from loan origination fees	(8)	(138)	(23)	—	—	(169)
Accretion of loan origination fees	184	33	6	—	—	223
Accretion of original issue discount	262	84	3	—	—	349

Balance, June 30, 2014	$193,959	$69,721	$40,193	$6,600	$—	$310,473

Balance, December 31, 2014	$273,711	$74,286	$42,886	$5,472	$—	$396,355
Realized gain on investments	—	—	5,277	—	—	5,277
Net change in unrealized (depreciation) appreciation on investments	(4,055)	580	(2,980)	1,565	—	(4,890)
Purchase of investments	45,397	17,451	4,839	216	—	67,903
Proceeds from sales and repayments of investments	(36,019)	(5,220)	(6,149)	—	—	(47,388)
Interest and dividend income paid-in-kind	2,155	398	77	—	—	2,630
Proceeds from loan origination fees	(219)	(158)	—	—	—	(377)
Accretion of loan origination fees	270	53	1	—	—	324
Accretion of original issue discount	291	7	2	—	—	300

Balance, June 30, 2015	$281,531	$87,397	$43,953	$7,253	$—	$420,134

Net change in unrealized appreciation (depreciation) of $246 and $(807) for the three and six months ended June 30, 2015, respectively, were attributable to Level 3 investments held at June 30, 2015. Net change in unrealized (depreciation) of $(2,103) and $(4,131) for the three and six months ended June 30, 2014, respectively, were attributable to Level 3 investments held at June 30, 2014.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of June 30, 2015 and December 31, 2014. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at June 30, 2015	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Subordinated notes	$280,753	Discounted cash flow	Weighted average cost of capital	10.9% - 20.0% (14.0%)
	778	Enterprise value	EBITDA multiples	5.0x – 6.0x (5.5x)
Senior secured loans	87,397	Discounted cash flow	Weighted average cost of capital	8.8% - 17.1% (14.1%)

Equity investments:
Equity	43,953	Enterprise value	EBITDA multiples	4.3x – 10.4x (7.0x)
Warrants	7,253	Enterprise value	EBITDA multiples	5.0x – 9.5x (6.6x)

	Fair Value at December 31, 2014	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Subordinated notes	$273,711	Discounted cash flow	Weighted average cost of capital	11.4% - 18.1% (13.6%)
Senior secured loans	74,286	Discounted cash flow	Weighted average cost of capital	6.7% - 17.0% (14.0%)

Equity investments:
Equity	42,886	Enterprise value	EBITDA multiples	4.5x – 10.4x (6.8x)
Warrants	5,472	Enterprise value	EBITDA multiples	5.0x – 9.5x (7.0x)

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. The fair value of borrowings under the Credit Facility (as defined in Note 6) are based on a market yield approach and current interest rates, which are level 3 inputs to the market yield model, and is estimated to be $10,500 and $10,000 as of June 30, 2015 and December 31, 2014, respectively, which is the same as the Company’s carrying value of the borrowings. SBA debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of June 30, 2015 and December 31, 2014, the fair value of the Company’s SBA debentures using Level 3 inputs is estimated at $179,700 and $173,500, respectively, which is the same as the Company’s carrying value of the debentures.

Note 5. Related Party Transactions

Investment Advisory Agreement: Concurrent with the Formation Transactions, the Company entered into the Investment Advisory Agreement with the Investment Advisor. On June 3, 2015, the Board approved the renewal of the Investment Advisory Agreement through June 20, 2016. Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Board, the Investment Advisor provides investment advisory services to the Company. For providing these services, the Investment Advisor receives a fee, consisting of two components — a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement for the three months ended June 30, 2015 and 2014 totaled $1,864 and $1,393, respectively. The base management fee under the Investment Advisory Agreement for the six months ended June 30, 2015 and 2014 totaled $3,655 and $2,758, respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee for the three months ended June 30, 2015 and 2014 totaled $1,516 and $1,269, respectively. The income incentive fee for the six months ended June 30, 2015 and 2014 totaled $3,079 and $2,495, respectively.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Formation Transactions, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee to be paid for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of both June 30, 2015 and December 31, 2014, the capital gains incentive fee payable was $0. The aggregate amount of capital gains incentive fees paid from the IPO through June 30, 2015 is $348.

In addition, the Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation). During the three and six months ended June 30, 2015, the Company accrued capital gains incentive fees of $41 and $77, respectively. During the three and six months ended June 30, 2014, the Company reversed previously accrued capital gains incentive fees of $416 and $800, respectively.

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

Administration Agreement: Concurrent with the Formation Transactions, the Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 3, 2015, the Board approved the renewal of the Administrative Agreement through June 20, 2016. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides it clerical, bookkeeping and record keeping services at such facilities and

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies to which the Company is required to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies. Under the Administration Agreement, administrative expenses for services provided for the three months ended June 30, 2015 and 2014 totaled $347 and $430, respectively. Under the Administration Agreement, administrative expenses for services provided for the six months ended June 30, 2015 and 2014 totaled $715 and $793, respectively. Accrued administrative expenses are reported in the due to affiliates line in the consolidated statements of assets and liabilities.

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

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of June 30, 2015 and December 31, 2014, the Company was in compliance in all material respect with the terms of the Credit Facility.

As of June 30, 2015 and December 31, 2014, the Company had outstanding borrowings under the Credit Facility of $10,500 and $10,000, respectively. For the three months ended June 30, 2015 and 2014, interest and financing expenses related to the Credit Facility amounted to $242 and $13, respectively. For the six months ended June 30, 2015 and 2014, interest and financing expenses related to the Credit Facility amounted to $468 and $13, respectively. As of June 30, 2015 and December 31, 2014, accrued interest and fees payable related to the Credit Facility totaled $124 and $97, respectively.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs and such debentures are guaranteed by the SBA. The SBA has made commitments to purchase $225,000 of SBA debentures from the Company on or before September 30, 2019. Unused commitments as of June 30, 2015 and December 31, 2014 were $45,300 and $51,500, respectively. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

As of June 30, 2015 and December 31, 2014, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling Date(1)	Maturity Date	Fixed Interest Rate	June 30, 2015	December 31, 2014
3/26/2008	3/1/2018	6.188%	$24,750	$24,750
9/24/2008	9/1/2018	6.442	11,950	11,950
3/25/2009	3/1/2019	5.337	19,750	19,750
9/23/2009	9/1/2019	4.950	10,000	10,000
3/24/2010	3/1/2020	4.825	13,000	13,000
9/22/2010	9/1/2020	3.932	12,500	12,500
3/29/2011	3/1/2021	4.801	1,550	1,550
9/21/2011	9/1/2021	3.594	3,250	3,250
3/21/2012	3/1/2022	3.483	3,250	3,250
3/21/2012	3/1/2022	3.051	19,000	19,000
9/19/2012	9/1/2022	2.530	11,000	11,000
9/19/2012	9/1/2022	3.049	11,500	11,500
3/27/2013	3/1/2023	3.155	3,000	3,000
9/24/2014	9/1/2024	3.775	1,000	1,000
3/25/2015	3/1/2025	3.321	1,000	1,000
3/25/2015	3/1/2025	3.321	1,000	1,000
3/25/2015	3/1/2025	3.321	1,000	1,000
3/25/2015	3/1/2025	3.321	1,500	1,500
3/25/2015	3/1/2025	3.321	1,000	1,000
3/25/2015	3/1/2025	3.277	6,000	6,000
3/25/2015	3/1/2025	3.277	7,500	7,500
3/25/2015	3/1/2025	3.277	2,500	2,500
3/25/2015	3/1/2025	3.277	1,500	1,500
3/25/2015	3/1/2025	3.277	5,000	5,000
(2)	(2)	(2)	5,000	—
(2)	(2)	(2)	1,000	—
(2)	(2)	(2)	200	—

			$179,700	$173,500

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)	The Company issued $6,200 in SBA debentures which pool in September 2015, at which time the Company expects the current short-term interest rate will reset to a long-term fixed rate.

Interest on SBA debentures is payable semi-annually on March 1 and September 1. For the three months ended June 30, 2015 and 2014, interest and financing expenses on outstanding SBA debentures amounted to $2,061 and $1,640, respectively. For the six months ended June 30, 2015 and 2014, interest and financing expenses on outstanding SBA debentures amounted to $3,965 and $3,262, respectively. As of June 30, 2015 and December 31, 2014, accrued interest and fees payable related to the SBA debentures totaled $2,482 and $2,756, respectively.

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statement of operations using the straight-line method, which approximates the effective interest method, over the term of the respective financing instrument. Deferred financing cost amortization for the three months ended June 30, 2015 and 2014 was $252 and $142, respectively. Deferred financing cost amortization for the six months ended June 30, 2015 and 2014 was $486 and $273, respectively. Deferred financing costs related to the Credit Facility and SBA debentures as of June 30, 2015 and December 31, 2014, were as follows:

	June 30, 2015	December 31, 2014
SBA debenture commitment fees	$2,250	$2,250
SBA debenture leverage fees	4,358	4,207
Credit Facility upfront fees	1,238	894

Subtotal	7,846	7,351
Accumulated amortization	(3,270)	(2,784)

Net deferred financing costs	$4,576	$4,567

The weighted average interest rate for all SBA debentures and borrowings outstanding under the Credit Facility as of June 30, 2015 and December 31, 2014 was 4.2% and 4.0%, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Note 7. Commitments and Contingencies

Commitments: As of June 30, 2015, the Company had seven unfunded revolving loan commitments totaling $5,364 to portfolio companies and two unfunded loan commitments totaling $3,586 to portfolio companies. As of December 31, 2014, the Company had five unfunded revolving loan commitments totaling $4,064 to portfolio companies and two unfunded loan commitments totaling $5,426 to a portfolio company. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with financial and nonfinancial covenants. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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

Note 8. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,
	2015	2014
Per share data:
Net asset value at beginning of period	$15.16	$15.35
Net investment income (1)	0.76	0.80
Net realized gain on investments (net of taxes) (1)	0.32	0.13
Net unrealized (depreciation) on investments (1)	(0.30)	(0.44)

Total increase from investment operations (1)	0.78	0.49
Accretive effect of share issuance above NAV	0.02	—
Dividends to stockholders	(0.78)	(0.76)
Other (2)	—	0.01

Net asset value at end of period	$15.18	$15.09

Market value at end of period	$14.90	$20.54

Shares outstanding at end of period	16,268,143	13,775,101
Weighted average shares outstanding during the period	16,123,722	13,760,623
Ratios to average net assets:
Expenses other than incentive fee (3)	8.3%	8.1%
Incentive fee (3)	2.6%	1.6%

Total expenses (3)	10.9%	9.7%

Net investment income (3)	10.0%	10.5%
Total return (4)	5.6%	(2.0)%
Net assets at end of period	$246,922	$207,866
Average debt outstanding	$187,667	$144,833
Average debt per share (1)	$11.64	$10.53
Portfolio turnover ratio (3)	23.1%	13.1%

(1)	Weighted average per share data.
(2)	The impact of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data on shares outstanding as of period end.
(3)	Annualized for periods less than one year.
(4)	The total return for the six months ended June 30, 2015 and 2014 equals the change in the ending market value of the Company’s common stock plus dividends paid per share during the period, divided by the beginning common stock price and is not annualized.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the six months ended June 30, 2015 and 2014.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Six Months Ended June 30, 2014:
2/18/2014	3/21/2014	3/31/2014	$0.38	$5,028	10,410	$199
5/5/2014	6/13/2014	6/27/2014	0.38	5,037	9,459	194

			$0.76	$10,065	19,869	$393

Six Months Ended June 30, 2015:
2/17/2015	3/12/2015	3/26/2015	$0.38	$5,886	12,922	$213
5/5/2015	6/11/2015	6/25/2015	0.38	5,968	12,833	208
5/5/2015(1)	6/11/2015	6/25/2015	0.02	314	678	11

			$0.78	$12,168	26,483	$432

(1)	Special dividend of $0.02 per share.

For the six months ended June 30, 2015, $432 of the total $12,600 paid to stockholders represented DRIP participation. During this period, the Company satisfied the DRIP participation requirements with the issuance of 26,483 shares at an average value of $16.32 per share at the date of issuance. For the six months ended June 30, 2014, $393 of the total $10,458 paid to stockholders represented DRIP participation. During this period, the Company satisfied the DRIP participation requirements with the issuance of 19,869 shares at an average value of $19.76 per share at the date of issuance.

Since the Company’s IPO, dividends and distributions to stockholders total $85,714 or $6.54 per share.

Note 10. Subsequent Events

On July 30, 2015, the Company invested $7,950 in the subordinated notes and common equity of Vanguard Dealer Services, L.L.C., a provider and administrator of finance and insurance products and services to automobile dealerships. In addition, the Company extended a commitment to fund $2,500 in additional subordinated notes at a future date.

On July 31, 2015, the Company exited its equity investments in Westminster Cracker Company, Inc. in connection with the sale of the portfolio company. The Company recognized a gain of approximately $1,719 on its preferred and common equity investments.

On August 3, 2015, the Board declared a regular quarterly dividend of $0.39 per share, which is payable on September 25, 2015 to shareholders of record as of September 17, 2015.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Schedule 12-14

The table below represents the fair value of control and affiliate investments as of December 31, 2014 and any gross additions and reductions made to such investments, as well as the ending fair value as of June 30, 2015.

Portfolio Company (1)	Investment Type	Credited to Income(2)	December 31, 2014 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2015 Fair Value
Control Investments
Paramount Building Solutions, LLC	Subordinated Note	$61	$1,067	$353	$642	$778
	Subordinated Note	169	2,687	84	2,771	—
	Warrant	—	—	—	—	—
	Preferred Equity	—	490	339	829	—
	Common Equity	—	—	—	—	—

		230	4,244	776	4,242	778

Total Control Investments		$230	$4,244	$776	$4,242	$778

Affiliate Investments
Apex Microtechnology, Inc.	Warrant	$—	$254	$31	$—	$285
	Common Equity	—	1,302	180	—	1,482

		—	1,556	211	—	1,767
FAR Research Inc.	Senior Secured Loan	446	7,600	4	4	7,600
	Revolving Loan	13	136	1	1	136
	Common Equity	—	938	—	494	444

		459	8,674	5	499	8,180
Inflexxion, Inc.	Senior Secured Loan	288	4,726	24	800	3,950
	Revolving Loan	18	295	5	300	—
	Preferred Equity	—	1,400	—	123	1,277

		306	6,421	29	1,223	5,227
Malabar International	Subordinated Note	554	7,264	97	5	7,356
	Preferred Equity	61	3,258	1,078	—	4,336

		615	10,522	1,175	5	11,692
Medsurant Holdings, LLC	Subordinated Note	917	10,129	428	196	10,361
	Preferred Equity	—	1,027	232	—	1,259
	Warrant	—	3,715	841	—	4,556

		917	14,871	1,501	196	16,176
Microbiology Research Associates, Inc.	Senior Secured Loan	86	—	3,732	—	3,732
	Revolving Loan	8	—	(2)	—	(2)
	Subordinated Note	197	—	6,219	—	6,219
	Common Equity	—	—	1,000	—	1,000

		291	—	10,949	—	10,949
Pfanstiehl, Inc.	Subordinated Note	421	6,208	5	5	6,208
	Common Equity	—	3,088	989	—	4,077

		421	9,296	994	5	10,285
Safety Products Group, LLC	Subordinated Note	683	10,000	4	4	10,000
	Preferred Equity	—	812	—	1	811
	Common Equity	—	—	—	—	—

		683	10,812	4	5	10,811
Trantech Radiator Products, Inc.	Subordinated Note	664	9,518	88	4	9,602
	Common Equity	—	962	—	19	943

		664	10,480	88	23	10,545
Westminster Cracker Company, Inc.	Preferred Equity	—	152	11	—	163
	Common Equity	—	1,804	—	6	1,798

		—	1,956	11	6	1,961
World Wide Packaging, LLC	Subordinated Note	704	10,097	93	4	10,186
	Common Equity	13	1,515	150	—	1,665

		717	11,612	243	4	11,851

Total Affiliate Investments		$5,073	$86,200	$15,210	$1,966	$99,444

(1)	The principal amount, the ownership detail for equity investments, and if the investment is income producing is shown in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees or dividends included in 2015 income for the portion of the six months ended June 30, 2015 that an investment was included in Control or Affiliate categories.
(3)	Gross additions include increases in the cost basis of investments resulting from a new portfolio investment, follow on investments, accrued PIK interest or dividends, and accretion of OID and loan origination fees. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation, as well as the movement of an existing portfolio company into this category and out of a different category.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments, if any. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Fidus Investment Corporation, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects” and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financing and investments;

•	the adequacy of our cash resources and working capital; and

•	the timing of cash flows, if any, from the operations of our portfolio companies.

These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy;

•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than the U.S. dollars; and,

•	the risks, uncertainties and other factors we identify in Item 1A. – Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2014, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in Item 1.A – Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2014, and elsewhere in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

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

Fund I received its SBIC license on October 22, 2007 and Fund II received its SBIC license on May 28, 2013. We plan to continue to operate the Funds as SBICs, subject to SBA approval, and to utilize the proceeds of the sale of SBA-guaranteed debentures to enhance returns to our stockholders. We have also made, and continue to make, investments directly through FIC. We believe that utilizing FIC and the Funds as investment vehicles provides us with access to a broader array of investment opportunities. Based on the current capitalization of the Funds, we have approximately $45.3 million of remaining borrowing capacity under the SBIC Debenture Program and intend to fully utilize such capacity over the ensuing 12-24 months.

In August 2014, we entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which the Company could sell, by means of at-the-market offerings from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million (the “ATM Program”). During the period from August 21, 2014 through December 31, 2014, 158,353 shares of our common stock were sold at an average offering price of $18.51 per share resulting in net proceeds of $2.9 million after commissions to the sales agent on shares sold and offering costs of $0.1 million. During the six months ended June 30, 2015, 190,623 shares of our common stock were sold at an average offering price of $16.61 per share resulting in net proceeds of $3.1 million after commissions to the sales agent on shares sold and offering costs of $0.1 million. We intend to continue utilizing our ATM Program for capital to fund additional investments during 2015.

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

Portfolio Composition, Investment Activity and Yield

During the six months ended June 30, 2015, we invested $67.9 million in debt and equity investments, including seven new portfolio companies. These investments consisted of subordinated notes ($45.4 million, or 66.8%), senior secured loans ($17.5 million, or 25.8%), equity securities ($4.8 million, or 7.1%), and warrants ($0.2 million, or 0.3%). During the six months ended June 30, 2015 we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $47.4 million. During the six months ended June 30, 2014, we invested $24.7 million in debt and equity investments, including two new portfolio companies. These investments consisted of subordinated notes ($1.7 million, or 6.9%), senior secured loans ($16.8 million, or 68.0%), equity securities ($5.8 million, or 23.5%) and warrants ($0.4 million, or 1.6%). During the six months ended June 30, 2014, we received proceeds from sales or repayments, including principal, return of capital dividends and realized gains, of $20.3 million.

As of June 30, 2015, the fair value of our investment portfolio totaled $420.1 million and consisted of 47 portfolio companies. As of June 30, 2015, our debt portfolio was entirely comprised of fixed rate investments. Overall, the portfolio had net unrealized appreciation of $0.1 million as of June 30, 2015. Our average portfolio company investment at amortized cost was $8.9 million as of June 30, 2015.

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

The weighted average yield on debt investments as of June 30, 2015 and December 31, 2014 was 13.3% and 13.4%, respectively. The weighted average yields were computed using the effective interest rates for debt investments at cost as of June 30, 2015 and December 31, 2014, including the accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any.

The following table shows the portfolio composition by investment type at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Subordinated notes	67.0%	69.1%	67.9%	69.8%
Senior secured loans	20.8	18.7	20.7	19.0
Equity	10.5	10.8	9.7	9.4
Warrants	1.7	1.4	1.7	1.8

Total	100.0%	100.0%	100.0%	100.0%

The following table shows the portfolio composition by geographic region at fair value and cost as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company:

	Fair Value		Cost
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Midwest	25.7%	23.9%	24.9%	23.7%
Southeast	25.0	28.6	25.4	29.0
Northeast	23.3	16.9	23.0	16.7
West	16.9	19.9	15.3	18.4
Southwest	9.1	10.7	11.4	12.2

Total	100.0%	100.0%	100.0%	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Healthcare services	12.7%	10.3%	12.7%	10.8%
Healthcare products	12.5	11.2	11.7	10.6
Aerospace & defense manufacturing	8.9	9.4	7.4	8.6
Specialty distribution	7.1	10.3	7.1	9.3
Building products manufacturing	7.0	3.6	6.8	3.7
Transportation services	6.0	4.0	5.9	3.9
Consumer products	5.3	5.6	5.3	5.6
Oil & gas services	4.4	8.6	4.8	8.8
Component manufacturing	4.2	4.3	4.3	4.6
Business services	4.2	3.1	4.2	3.2
Industrial cleaning & coatings	4.0	4.1	4.2	4.2
Financial services	3.3	3.7	3.0	3.4
Safety products manufacturing	2.6	2.7	2.6	2.7
Utility equipment manufacturing	2.5	2.6	2.4	2.6
Printing services	2.3	2.4	2.4	2.6
Restaurants	2.1	1.7	1.9	1.6
Specialty chemicals	1.9	2.2	2.1	2.2
Information technology services	1.9	2.3	2.2	2.5
Laundry services	1.5	1.5	1.4	1.4
Telecommunication services	1.4	—	1.4	—
Apparel distribution	1.4	1.5	1.4	1.5
Vending equipment manufacturing	1.2	—	1.2	—
Specialty cracker manufacturing	0.5	0.5	0.3	0.3
Electronic components supplier	0.4	0.4	0.3	0.4
Retail	0.3	2.7	0.2	2.6
Retail cleaning	0.2	1.1	2.6	2.7
Commercial cleaning	0.2	0.2	0.2	0.2

Total	100.0%	100.0%	100.0%	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
	(dollars in thousands)
Investment Rating
1	$57,721	13.7%	$49,499	12.5%
2	316,879	75.5	297,024	74.9
3	44,312	10.5	48,814	12.3
4	1,222	0.3	1,018	0.3
5	—	—	—	—

Totals	$420,134	100.0%	$396,355	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of both June 30, 2015 and December 31, 2014 was 2.0.

Non-Accrual

As of June 30, 2015, we had debt investments in one portfolio company on non-accrual status, which had an aggregate cost and fair value of $4.1 million and $0.8 million, respectively. As of December 31, 2014, we had no debt investments on non-accrual status.

For the three and six months ended June 30, 2015, we recognized unrealized depreciation on non-accrual debt investments of $3.0 million and $3.1 million, respectively. For the three and six months ended June 30, 2014, we recognized unrealized depreciation on non-accrual debt investments of $5.1 million and $8.4 million, respectively.

Discussion and Analysis of Results of Operations

Comparison of three months ended June 30, 2015 and June 30, 2014

Investment Income

For the three months ended June 30, 2015, total investment income was $12.8 million, an increase of $2.2 million, or 21.0%, over the $10.6 million of total investment income for the three months ended June 30, 2014. The increase was primarily attributable to a $2.8 million increase in interest income resulting largely from higher average levels of debt investments outstanding, which was offset by a $0.4 million decrease in dividend income due to lower average levels of income producing equity investments outstanding and a $0.3 million decrease in fee income resulting from lower levels of investment activity during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.

Expenses

For the three months ended June 30, 2015, total expenses, including income tax provision, were $6.8 million, an increase of $1.7 million or 33.3%, over the $5.1 million of total expenses, including income tax provision, for the three months ended June 30, 2014. Interest and financing expenses for the three months ended June 30, 2015 were $2.3 million, an increase of $0.5 million or 28.3%, compared to $1.8 million for the three months ended June 30, 2014 as a result of higher average balances of SBA debentures outstanding during 2015 and interest and commitment fees related to the Credit Facility. The base management fee increased $0.5 million, or 33.8%, to $1.9 million for the three months ended June 30, 2015 due to higher average total assets less cash and cash equivalents for the three months ended June 30, 2015 than the comparable period in 2014. The incentive fee for the three months ended June 30, 2015 was $1.6 million, a $0.7 million, or 82.5%, increase from the $0.9 million incentive fee for the three months ended June 30, 2014 which was the result of an increase of $0.2 million in the income incentive fee to $1.5 million and a capital gains incentive fee accrual of less than $0.1 million during the 2015 period compared to a capital gains incentive fee reversal of $0.4 million during the same period in 2014. The administrative service fee, professional fees and other general and administrative expenses totaled $1.0 million for both the three months ended June 30, 2015 and 2014.

Net Investment Income

Net investment income for the three months ended June 30, 2015 was $6.0 million, which was an increase of $0.5 million, or 9.6%, compared to net investment income of $5.5 million during the three months ended June 30, 2014 as a result of the $2.2 million increase in total investment income and the $1.7 million increase in total expenses, including income tax provision.

Net Increase in Net Assets Resulting From Operations

For the three months ended June 30, 2015, the total net realized gains on investments were $5.3 million and were comprised of $5.3 million in gross realized gains and less than $0.1 million in gross realized losses. Significant realized gains (losses) for the three months ended June 30, 2015 are summarized below:

Portfolio Company	Realization Event	Net Realized Gain (Loss) (in millions)
Connect-Air International, Inc.	Exit of portfolio company	$5.3
Acentia, LLC	Exit of portfolio company	< (0.1)
Other		< (0.1)

Total		$5.3

For the three months ended June 30, 2014, the total net realized gains on investments were $0.1 million and were comprised of $0.1 million in gross realized gains related to escrow payments received on previously exited portfolio investments.

During the three months ended June 30, 2015, we recorded a net change in unrealized depreciation on investments of $5.1 million attributable to (i) the reversal of net unrealized appreciation on investments of $5.3 million related to the exit or sale of investments, resulting in unrealized depreciation, (ii) net unrealized depreciation of $2.3 million on debt investments and (iii) net unrealized appreciation of $2.5 million on equity investments. During the three months ended June 30, 2014, we recorded a net change in unrealized depreciation on investments of $2.1 million attributable to (i) net unrealized depreciation of $4.1 million on debt investments and (ii) net unrealized appreciation of $2.0 million on equity investments.

As a result of these events, our net increase in net assets resulting from operations during the three months ended June 30, 2015 was $6.2 million, or an increase of $2.8 million, or 82.2%, compared to a net increase in net assets resulting from operations of $3.4 million during the prior year period.

Comparison of six months ended June 30, 2015 and June 30, 2014

Investment Income

For the six months ended June 30, 2015, total investment income was $25.6 million, an increase of $4.5 million, or 21.3%, over the $21.1 million of total investment income for the six months ended June 30, 2014. The increase was primarily attributable to a $5.2 million increase in interest income resulting largely from higher average levels of debt investments outstanding, which was offset by a $0.6 million decrease in dividend income due to lower average levels of income producing equity investments outstanding during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014 and a $0.1 million decrease in fee income for the six months ended June 30, 2015 compared to the prior year period.

Expenses

For the six months ended June 30, 2015, total expenses, including income tax provision, were $13.4 million, an increase of $3.2 million or 31.2%, over the $10.2 million of total expenses, including income tax provision, for the six months ended June 30,

2014. Interest and financing expenses for the six months ended June 30, 2015 were $4.4 million, an increase of $0.9 million or 24.9%, compared to $3.5 million for the six months ended June 30, 2014 as a result of higher average balances of SBA debentures outstanding during 2015 and interest and commitment fees related to the Credit Facility. The base management fee increased $0.9 million, or 32.5%, to $3.7 million for the six months ended June 30, 2015 due to higher average total assets less cash and cash equivalents for the six months ended June 30, 2015 than the comparable period in 2014. The incentive fee for the six months ended June 30, 2015 was $3.2 million, a $1.5 million, or 86.2%, increase from the $1.7 million incentive fee for the six months ended June 30, 2014 which was the result of an increase of $0.6 million in the income incentive fee to $3.1 million and a capital gains incentive fee accrual of $0.1 million during the 2015 period compared to a capital gains incentive fee reversal of $0.8 million during the same period in 2014. The administrative service fee, professional fees and other general and administrative expenses totaled $2.1 million for the six months ended June 30, 2015 compared to $2.2 million for the six months ended June 30, 2014.

Net Investment Income

Net investment income for the six months ended June 30, 2015 was $12.3 million, which was an increase of $1.3 million, or 12.0%, compared to net investment income of $11.0 million during the six months ended June 30, 2014 as a result of the $4.5 million increase in total investment income and the $3.2 million increase in total expenses, including income tax provision.

Net Increase in Net Assets Resulting From Operations

For the six months ended June 30, 2015, the total net realized gains on investments were $5.3 million and were comprised of $5.3 million in gross realized gains and less than $0.1 million in gross realized losses. Significant realized gains (losses) for the six months ended June 30, 2015 are summarized below:

Portfolio Company	Realization Event	Net Realized Gain (Loss) (in millions)
Connect-Air International, Inc.	Exit of portfolio company	$5.3
Acentia, LLC	Exit of portfolio company	< (0.1)
Other		< (0.1)

Total		$5.3

For the six months ended June 30, 2014, the total realized gains on investments were $1.9 million and were comprised of $1.9 million in gross realized gains. Significant realized gains for the six months ended June 30, 2014 are summarized below:

Portfolio Company	Realization Event	Net Realized Gain (in millions)
Nobles Manufacturing, Inc.	Exit of portfolio company	$1.7
Apex Microtechnology, Inc.	Repayment of debt in full	0.2
Other		< 0.1

Total		$1.9

During the six months ended June 30, 2015, we recorded a net change in unrealized depreciation on investments of $4.9 million attributable to (i) the reversal of net unrealized appreciation on investments of $4.1 million related to the exit or sale of investments, resulting in unrealized depreciation, (ii) net unrealized depreciation of $3.7 million on debt investments and (iii) net unrealized appreciation of $2.9 million on equity investments. During the six months ended June 30, 2014, we recorded a net change in unrealized depreciation on investments of $6.0 million attributable to (i) the reversal of net unrealized appreciation on investments of $1.9 million related to the exit or sale of investments, resulting in unrealized depreciation, (ii) net unrealized depreciation of $7.5 million on debt investments and (iii) net unrealized appreciation of $3.4 million on equity investments.

As a result of these events, our net increase in net assets resulting from operations during the six months ended June 30, 2015 was $12.7 million, or an increase of $5.8 million, or 85.9%, compared to a net increase in net assets resulting from operations of $6.8 million during the prior year period.

Liquidity and Capital Resources

As of June 30, 2015, we had $14.5 million in cash and cash equivalents and our net assets totaled $246.9 million. We believe that our current cash and cash equivalents on hand, our continued access to SBA-guaranteed debentures, our Credit Facility and our anticipated cash flows from operations will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of securities (including the ATM Program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders.

Cash Flows

For the six months ended June 30, 2015, we experienced a net decrease in cash and cash equivalents in the amount of $14.8 million. During that period, we used $11.5 million of cash for operating activities, primarily for the funding of $67.9 million of investments, which was partially offset by the proceeds from sales and repayments of investments of $47.4 million. During the same period, we used $3.3 million for financing activities resulting from cash dividends paid to stockholders of $12.2 million and payments of financing costs totaling $1.0 million, which were partially offset by proceeds received from stock offerings, net of expenses, of $3.2 million, proceeds from the issuance of SBA debentures of $6.2 million and net borrowings under the Credit Facility of $0.5 million.

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

The Funds are licensed SBICs, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 200.0% of an SBIC’s regulatory capital or $150.0 million, whichever is less. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $225.0 million. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of June 30, 2015, Fund I had $150.0 million of outstanding SBA debentures. Based on its $75.0 million of regulatory capital as of June 30, 2015, Fund I cannot issue additional SBA debentures. As of June 30, 2015, Fund II had $29.7 million of outstanding SBA debentures. Based on its $37.5 million of regulatory capital as of June 30, 2015, Fund II has the current capacity to issue up to an additional $45.3 million of SBA debentures. For more information on the SBA debentures, please see Note 6 to our consolidated financial statements.

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

We have made customary representations and warranties and are required to comply with various affirmative, negative and financial covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of June 30, 2015, we are in compliance with all covenants of the Credit Facility and there was $10.5 million outstanding under the Credit Facility.

As of June 30, 2015, the weighted average interest rate for all SBA debentures and borrowings outstanding under the Credit Facility was 4.2%.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors, including Independent Directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. On June 3, 2015, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 3, 2016 or the date of our 2016 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2016 Annual Meeting of Stockholders. Our stockholders specified that the cumulative number of shares sold in each offering during the one-year period ending on the earlier of June 3, 2016 or the date of our 2016 Annual Meeting of Stockholders may not exceed 25.0% of our outstanding common stock immediately prior to each such sale.

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

For our debt investments, including senior secured loans and subordinated notes, the primary valuation technique used to estimate the fair value is the discounted cash flow method. However, if there is deterioration in credit quality or a debt investment is in workout status, we may consider other methods in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. Our discounted cash flow models estimate a range of fair values by applying an appropriate discount rate to the future cash flow streams of our debt investments, based on future interest and principal payments as set forth in the associated loan agreements. We determine a weighted average cost of capital for use in the discounted cash flow model for each investment, based on factors including, but not limited to: current pricing and credit metrics for similar proposed or executed investment transactions of private companies; the portfolio company’s historical financial results and outlook; and the portfolio company’s current leverage and credit quality as compared to leverage and credit quality as of the date the investment was made. We may also consider the following factors when determining the fair value of debt investments: the portfolio company’s ability to make future scheduled payments; prepayment penalties and other fees; estimated remaining life; the nature and realizable value of any collateral; and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made. We estimate the remaining life of our debt investments to generally be the legal maturity date of the instrument, as we generally intend to hold loans to maturity. However, if we have information available to us that the loan is expected to be repaid in the near term, we would use an estimated remaining life based on the expected repayment date.

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

We also typically receive loan origination or closing fees in connection with investments. Such loan origination and closing fees are capitalized as unearned income and offset against investment cost basis on our consolidated statements of assets and liabilities and accreted into income over the life of the investment.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2015, we had off-balance sheet arrangements consisting of seven unfunded revolving loan commitments totaling $5.4 million to portfolio companies and two unfunded loan commitments totaling $3.6 million to a portfolio company. As of December 31, 2014, we had off-balance sheet arrangements consisting of consisting of five unfunded revolving loan commitments totaling $4.1 million to portfolio companies and two unfunded loan commitment totaling $5.4 million to a portfolio company.

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

Recent Developments

On July 30, 2015, we invested $8.0 million in the subordinated notes and common equity of Vanguard Dealer Services, L.L.C., a provider and administrator of finance and insurance products and services to automobile dealerships. In addition, the Company extended a commitment to fund $2.5 million in additional subordinated notes at a future date.

On July 31, 2015, we exited our equity investments in Westminster Cracker Company, Inc. in connection with the sale of the portfolio company. We recognized a gain of approximately $1.7 million on our preferred and common equity investments.

On August 3, 2015, the Board declared a regular quarterly dividend of $0.39 per share, which is payable on September 25, 2015 to stockholders of record as of September 17, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. As of June 30, 2015 and December 31, 2014, our debt portfolio was entirely comprised of fixed rate investments. Our pooled SBA debentures bear interest at fixed rates. Our Credit Facility bears interest, subject to our election, on a per annum basis equal to (i) the alternate base rate plus 2.5% or (ii) the applicable LIBOR rate plus 3.5%. The alternate base rate is equal to the greater of (i) prime rate, (ii) the federal funds rate plus 0.5% or (iii) the three-month LIBOR rate plus 1.0%.

Assuming that the consolidated statements of assets and liabilities as of June 30, 2015 and December 31, 2014 were to remain constant, a hypothetical 100 basis point change in interest rates would not have a material effect on our level of interest income from debt investments or interest expense.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FIDUS INVESTMENT CORPORATION

Date: August 6, 2015	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2015	/s/ SHELBY E. SHERARD
Shelby E. Sherard
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.