Form 10-Q
period 2015-09-30
FIDUS INVESTMENT Corp
filed 2015-11-05
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 4, 2015, the Registrant had outstanding 16,285,128 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(In thousands, except shares and per share data)

	September 30, 2015 (unaudited)	December 31, 2014
ASSETS
Investments, at fair value
Control investments (cost: $11,217 and $10,460, respectively)	$419	$4,244
Affiliate investments (cost: $92,564 and $81,979, respectively)	99,499	86,200
Non-control/non-affiliate investments (cost: $327,568 and $298,899, respectively)	328,324	305,911

Total investments, at fair value (cost: $431,349 and $391,338, respectively)	428,242	396,355
Cash and cash equivalents	17,708	29,318
Interest receivable	5,466	4,460
Deferred financing costs (net of accumulated amortization of $3,524 and $2,784, respectively)	4,577	4,567
Prepaid expenses and other assets	1,129	887

Total assets	$457,122	$435,587

LIABILITIES
SBA debentures	$190,200	$173,500
Borrowings under credit facility	14,500	10,000
Accrued interest and fees payable	744	2,853
Due to affiliates	5,197	5,395
Taxes payable	—	328
Accounts payable and other liabilities	173	248

Total liabilities	210,814	192,324

Commitments and contingencies (Note 7)

NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 16,285,128 and 16,051,037 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	16	16
Additional paid-in capital	246,856	243,008
Undistributed net investment income	12,806	12,433
Accumulated net realized (loss) gain on investments, net of taxes and distributions	(8,630)	(15,999)
Accumulated net unrealized appreciation (depreciation) on investments	(4,740)	3,805

Total net assets	246,308	243,263

Total liabilities and net assets	$457,122	$435,587

Net asset value per common share	$15.12	$15.16

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

(In thousands, except shares and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Investment income:
Interest income
Control investments	$—	$—	$220	$—
Affiliate investments	2,668	2,406	7,509	7,163
Non-control/non-affiliate investments	10,080	7,722	29,058	21,822

Total interest income	12,748	10,128	36,787	28,985
Dividend income
Control investments	—	—	—	—
Affiliate investments	262	31	336	92
Non-control/non-affiliate investments	236	576	457	1,405

Total dividend income	498	607	793	1,497
Fee income
Control investments	(10)	—	—	—
Affiliate investments	143	10	301	398
Non-control/non-affiliate investments	155	562	1,257	1,567

Total fee income	288	572	1,558	1,965
Interest on idle funds and other income	23	17	56	17

Total investment income	13,557	11,324	39,194	32,464

Expenses:
Interest and financing expenses	2,388	1,934	6,821	5,482
Base management fee	1,920	1,469	5,575	4,227
Incentive fee	1,366	1,320	4,522	3,015
Administrative service expenses	362	496	1,077	1,289
Professional fees	230	218	889	828
Other general and administrative expenses	227	228	983	981

Total expenses	6,493	5,665	19,867	15,822

Net investment income before income taxes	7,064	5,659	19,327	16,642
Income tax provision	14	32	9	62

Net investment income	7,050	5,627	19,318	16,580

Net realized and unrealized gains (losses) on investments:
Realized gains on affiliate investments	1,531	—	1,531	166
Net realized gains (losses) on non-control/non-affiliate investments	86	(6,692)	5,363	(4,940)
Net change in unrealized (depreciation) appreciation on investments	(3,234)	6,366	(8,124)	318
Income tax benefit (provision) from realized gains on investments	54	—	54	(17)

Net gain (loss) on investments	(1,563)	(326)	(1,176)	(4,473)

Net increase in net assets resulting from operations	$5,487	$5,301	$18,142	$12,107

Per common share data:
Net investment income per share-basic and diluted	$0.43	$0.41	$1.19	$1.20

Net increase in net assets resulting from operations per share-basic and diluted	$0.34	$0.38	$1.12	$0.88

Dividends declared per share	$0.39	$0.48	$1.17	$1.24

Weighted average number of shares outstanding - basic and diluted	16,268,328	13,832,769	16,172,454	13,784,936

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

(In thousands, except shares)

					Accumulated
					Net Realized	Accumulated
					(Loss) Gain on	Net Unrealized
	Common Stock		Additional	Undistributed	Investments,	Appreciation
	Number	Par	Paid in	Net Investment	net of taxes and	(Depreciation)	Total
	of Shares	Value	Capital	Income	distributions	on Investments	Net Assets
Balances at December 31, 2013	13,755,232	$14	$206,123	$3,221	$11,212	$(9,445)	$211,125
Public offerings of common stock, net of expenses	2,153,541	2	35,200	—	—	—	35,202
Shares issued under dividend reinvestment plan	34,366	—	645	—	—	—	645
Net increase in net assets resulting from operations	—	—	—	16,580	(4,792)	319	12,107
Dividends declared	—	—	—	(17,129)	—	—	(17,129)

Balances at September 30, 2014	15,943,139	$16	$241,968	$2,672	$6,420	$(9,126)	$241,950

Balances at December 31, 2014	16,051,037	$16	$243,008	$12,433	$(15,999)	$3,805	$243,263
Public offerings of common stock, net of expenses	190,623	—	3,170	—	—	—	3,170
Shares issued under dividend reinvestment plan, net of expenses	43,468	—	678	—	—	—	678
Net increase in net assets resulting from operations	—	—	—	19,318	7,369	(8,545)	18,142
Dividends declared	—	—	—	(18,945)	—	—	(18,945)

Balances at September 30, 2015	16,285,128	$16	$246,856	$12,806	$(8,630)	$(4,740)	$246,308

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine months ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$18,142	$12,107
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used for) provided by operating activities:
Net change in unrealized depreciation on investments	8,124	(318)
Net realized (gain) on investments	(6,894)	4,774
Interest and dividend income paid-in-kind	(3,968)	(4,150)
Accretion of original issue discount	(450)	(501)
Accretion of loan origination fees	(507)	(371)
Purchase of investments	(80,127)	(62,574)
Proceeds from sales and repayments of investments	51,490	33,330
Proceeds from loan origination fees	445	309
Amortization of deferred financing costs	740	469
Changes in operating assets and liabilities:
Interest receivable	(1,006)	(2,442)
Prepaid expenses and other assets	(242)	(5,932)
Accrued interest and fees payable	(1,609)	(1,657)
Due to affiliates	(198)	(959)
Taxes payable	(328)	(684)
Accounts payable and other liabilities	(75)	195

Net cash (used for) operating activities	(16,463)	(28,404)

Cash Flows from Financing Activities:
Proceeds from stock offerings, net of expenses	3,170	2,762
Proceeds received from SBA debentures	16,700	1,000
Net proceeds received from borrowings under credit facility	4,500	—
Payment of deferred financing costs	(1,250)	(917)
Dividends paid to stockholders, including expenses	(18,267)	(16,484)
Taxes paid on deemed distribution	—	(2,887)

Net cash provided by (used for) financing activities	4,853	(16,526)

Net (decrease) in cash and cash equivalents	(11,610)	(44,930)
Cash and cash equivalents:
Beginning of period	29,318	53,418

End of period	$17,708	$8,488

Supplemental disclosure of cash flow information:
Cash payments for interest	$7,690	$6,670
Cash payments for taxes, net of tax refunds received	$283	$3,618
Non-cash financing activities:
Proceeds receivable from stock offering	$—	$32,440
Shares issued under dividend reinvestment plan	$680	$645

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

September 30, 2015

(In thousands, except shares)

Portfolio Company(1) (2)	Industry	Investment Type (3)	Rate(4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Control Investments (5)

Paramount Building Solutions, LLC	Retail Cleaning	Subordinated Note (11)	0.0%/15.0%	12/31/2017	$75	$75	$75
		Subordinated Note (11)	0.0%/10.0%	12/31/2017	1,376	1,376	344
		Subordinated Note (11)	0.0%/14.0%	12/31/2017	2,927	2,927	—
		Warrant (1,086,035 units) (7)				—	—
		Preferred Equity (5,000,000 units) (7)				5,339	—
		Common Equity (107,143 units) (7)				1,500	—

						11,217	419	0%

Total Control Investments						11,217	419	0%

Affiliate Investments (5)

Apex Microtechnology, Inc.	Electronic	Warrant (2,293 units)				220	283
	Components Supplier	Common Equity (11,690 shares)				1,169	1,473

						1,389	1,756	1%

FAR Research Inc.	Specialty Chemicals	Senior Secured Loan (10)	11.8%/1.0%	3/31/2019	7,429	7,402	7,429
		Revolving Loan ($1,750 commitment) (9)	11.8%/1.0%	3/31/2019	136	130	136
		Common Equity (10 units)				1,000	195

						8,532	7,760	3%

Inflexxion, Inc.	Business Services	Senior Secured Loan	12.5%/0.0%	12/16/2019	3,950	3,930	3,950
		Revolving Loan ($1,000 commitment) (9)	12.5%/0.0%	12/16/2019	200	196	200
		Preferred Equity (1,400 units)				1,400	723

						5,526	4,873	2%

Malabar International	Aerospace & Defense	Subordinated Note (10)	12.5%/2.5%	5/21/2017	7,403	7,386	7,403
	Manufacturing	Preferred Equity (1,494 shares) (6)	6.0%/0.0%			1,993	5,530

						9,379	12,933	5%

Medsurant Holdings, LLC	Healthcare Services	Subordinated Note	10.5%/3.5%	7/12/2016	10,472	10,242	10,472
		Subordinated Note (9)	10.5%/3.5%	9/3/2016	1,755	1,743	1,755
		Preferred Equity (126,662 units) (7)				1,346	1,265
		Warrant (505,176 units) (7)				4,516	4,571

						17,847	18,063	7%

Microbiology Research Associates, Inc.	Healthcare Services	Senior Secured Loan	6.0%/0.0%	5/13/2020	3,750	3,733	3,733
		Revolving Loan ($500 commitment) (8)(9)	6.0%/0.0%	5/13/2020	—	(2)	(2)
		Subordinated Note	12.5%/0.0%	11/13/2020	6,250	6,221	6,221
		Common Equity (1,000,000 units) (9)				1,000	1,000

						10,952	10,952	4%

Pfanstiehl, Inc.	Healthcare Products	Subordinated Note	12.0%/1.5%	9/29/2018	6,208	6,176	6,208
		Common Equity (8,500 units) (9)				850	4,171

						7,026	10,379	4%

Safety Products Group, LLC	Safety Products	Subordinated Note	12.0%/1.5%	12/30/2018	10,000	9,972	10,000
	Manufacturing	Preferred Equity (749 units) (7) (9)				749	822
		Common Equity (676 units) (7) (9)				1	—

						10,722	10,822	4%

Trantech Radiator Products, Inc.	Utility Equipment	Subordinated Note (9)	12.0%/1.8%	5/4/2017	8,795	8,781	8,795
	Manufacturing	Common Equity (6,875 shares) (9)				688	881

						9,469	9,676	4%

Westminster Cracker Company, Inc.	Specialty Cracker					—	191	0%
	Manufacturing	Common Equity (1,307,262 units)

World Wide Packaging, LLC	Consumer Products	Subordinated Note (9)	12.0%/1.8%	10/26/2018	10,231	10,204	10,231
		Common Equity (1,517,573 units) (7) (9)				1,518	1,863

						11,722	12,094	5%

Total Affiliate Investments						92,564	99,499	40%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2015

(In thousands, except shares)

Portfolio Company(1) (2)	Industry	Investment Type (3)	Rate(4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Non-Control/Non-Affiliate Investments (5)
ACFP Management, Inc.	Restaurants	Common Equity (1,000,000 units) (9)				$1,091	$1,928	1%

Allied 100 Group, Inc.	Healthcare Products	Subordinated Note (10)	11.5%/0.0%	5/26/2020	13,000	12,945	13,000
		Common Equity (1,250,000 units) (9)				1,250	1,354

						14,195	14,354	6%

Anatrace Products, LLC	Healthcare Products	Senior Secured Loan	11.5%/1.5%	10/11/2018	9,054	9,028	9,054
		Revolving Loan ($500 commitment) (8)	11.5%/1.5%	10/11/2018	—	(1)	(1)
		Common Equity (360,000 shares) (9)				360	566

						9,387	9,619	4%

Brook & Whittle Limited	Printing Services	Subordinated Note	12.0%/4.8%	12/31/2016	7,564	7,564	7,272
		Subordinated Note	12.0%/2.0%	12/31/2016	2,284	2,284	2,127
		Warrant (1,051 shares)				285	—
		Common Equity - Series A (148 shares)				110	—
		Common Equity - Series D (527 shares)				53	24

						10,296	9,423	4%

Caldwell & Gregory, LLC	Laundry Services	Subordinated Note	11.5%/1.0%	11/30/2018	1,535	1,518	1,535
		Subordinated Note	0.0%/12.0%	5/31/2019	3,953	3,766	3,953
		Common Equity (500,000 units) (7)				500	566
		Warrant (242,121 units) (7)				242	274

						6,026	6,328	3%

Carlson Systems Holdings, Inc.	Specialty Distribution	Subordinated Note (10)	11.5%/0.0%	5/20/2020	16,000	15,931	16,000
		Common Equity (15,000 units) (9)				1,500	1,772

						17,431	17,772	7%

Channel Technologies Group, LLC	Component	Subordinated Note	11.0%/1.8%	4/10/2019	7,000	6,961	6,552
	Manufacturing	Preferred Equity (612 units) (7) (9)				1,139	573
		Common Equity (612,432 units) (7) (9)				—	—

						8,100	7,125	3%

Continental Anesthesia Management, LLC	Healthcare Services	Senior Secured Loan	10.0%/4.0%	4/15/2016	10,570	10,570	10,436
		Warrant (263 shares)				276	101

						10,846	10,537	4%

EBL, LLC (EbLens)	Retail	Common Equity (750,000 units)(7) (9)				750	1,322	1%

FDS Avionics Corp.	Aerospace & Defense	Subordinated Note	12.3%/0.0%	4/1/2020	5,200	5,178	5,200
(dba Flight Display Systems)	Manufacturing	Common Equity (200 units)(9)				2,000	1,821

						7,178	7,021	3%

FTH Acquisition Corp. VII	Information	Subordinated Note	13.0%/0.0%	2/28/2017	8,395	8,395	8,194
	Technology Services	Preferred Equity (887,122 shares)				887	—

						9,282	8,194	3%

Grindmaster Corporation	Consumer Products	Subordinated Note	11.5%/0.0%	10/31/2019	10,500	10,462	10,500	4%

Ice House America, LLC	Vending Equipment	Subordinated Note (9)	12.0%/2.0%	1/1/2020	5,072	4,865	4,865
	Manufacturing	Warrant (1,957,895 units) (7) (9)				216	56

						5,081	4,921	2%

IOS Acquisitions, Inc.	Oil & Gas Services	Common Equity (2,152 units) (9)				110	21	0%

Jacob Ash Holdings, Inc.	Apparel Distribution	Subordinated Note (10)	13.0%/4.0%	6/30/2018	4,000	3,993	4,000
		Subordinated Note	13.0%/0.0%	6/30/2018	963	955	963
		Preferred Equity (66,138 shares)(6)	0.0%/15.0%	6/30/2018		889	897
		Warrant (63,492 shares)				67	—

						5,904	5,860	2%

K2 Industrial Services, Inc.	Industrial Cleaning	Subordinated Note	5.9%/9.4%	5/23/2017	16,841	16,805	16,329
	& Coatings	Preferred Equity - Series A (1,200 shares)				1,200	272
		Preferred Equity - Series B (74 shares)				68	75

						18,073	16,676	7%

Lightning Diversion Systems, LLC	Aerospace & Defense	Senior Secured Loan	9.5%/0.0%	12/20/2018	9,198	9,162	9,198
	Manufacturing	Revolving Loan ($1,000 commitment) (8)	9.5%/0.0%	12/20/2018	—	(2)	(2)
		Common Equity (600,000 units)				—	2,603

						9,160	11,799	5%
MedPlast, LLC	Healthcare Products	Subordinated Note (9)	11.0%/1.5%	3/31/2019	10,300	10,252	10,300
		Preferred Equity (188 shares) (6) (9)	0.0%/8.0%			219	219
		Common Equity (3,728 shares) (9)				62	78

						10,533	10,597	4%

National Truck Protection Co., Inc.	Financial Services	Senior Secured Loan	13.5%/2.0%	9/13/2018	11,989	11,939	11,988
		Common Equity (1,109 shares)				758	1,799

						12,697	13,787	6%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2015

(In thousands, except shares)

Portfolio Company(1) (2)	Industry	Investment Type (3)	Rate(4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Oaktree Medical Centre, P.C.	Healthcare Services	Senior Secured Loan (9)	8.5%/0.0%	1/1/2018	$560	$562	$600
(dba Pain Management Associates)		Senior Secured Loan (9)	16.0%/0.0%	1/1/2018	5,379	5,398	5,675
		Revolving Loan ($500 commitment) (9)	8.5%/0.0%	1/1/2018	250	252	280

						6,212	6,555	3%

Pinnergy, Ltd.	Oil & Gas Services	Subordinated Note (10)	10.5%/1.3%	1/24/2020	20,000	19,941	16,685	7%

Plymouth Rock Energy, LLC	Business Services	Senior Secured Loan	11.8%/0.0%	5/14/2017	6,000	5,981	6,000	2%

Premium Franchise Brands, LLC	Commercial Cleaning	Preferred Equity (1,054,619 shares)				832	771	0%

Restaurant Finance Co, LLC	Restaurants	Senior Secured Loan ($10,500 commitment) (10)	12.0%/4.0%	7/31/2020	7,985	7,957	7,985	3%

Simplex Manufacturing Co.	Aerospace & Defense Manufacturing	Subordinated Note	14.0%/0.0%	11/1/2015	4,550	4,549	4,550
		Warrant (24 shares)				710	2,552

						5,259	7,102	3%

Six Month Smiles Holdings, Inc.	Healthcare Products	Subordinated Note (9)	12.0%/1.8%	7/31/2020	8,070	8,039	8,070	3%

Stagnito Partners, LLC	Business Services	Senior Secured Loan (9)	12.0%/0.0%	6/30/2018	6,361	6,283	6,361	3%
(dba Stagnito Business Information)

The Wolf Organization, LLC	Building Products Manufacturing	Subordinated Note (10)	11.8%/0.0%	11/29/2020	12,500	12,442	12,442
		Common Equity (175 shares)				1,750	1,750

						14,192	14,192	6%

Toledo Molding & Die, Inc.	Component Manufacturing	Subordinated Note (9)	10.5%/0.0%	12/18/2018	10,000	9,879	10,000	4%

United Biologics, LLC	Healthcare Services	Subordinated Note	12.0%/2.0%	3/5/2017	8,479	8,283	7,867
		Preferred Equity (98,377 units) (7) (9)				1,069	—
		Warrant (57,469 units)				566	—

						9,918	7,867	3%

US GreenFiber, LLC	Building Products Manufacturing	Subordinated Note (10)	12.5%/0.0%	1/2/2019	14,000	13,948	14,000
		Common Equity (1,667 units) (7) (9)				500	1,234

						14,448	15,234	6%

US Pack Logistics LLC	Transportation Services	Subordinated Note	12.0%/1.8%	9/27/2020	10,253	10,207	10,253
		Common Equity (5,357 units) (7) (9)				536	541

						10,743	10,794	4%

Vanguard Dealer Services, L.L.C.	Business Services	Subordinated Note ($9,850 commitment) (10)	12.3%/0.0%	1/30/2021	7,350	7,308	7,308
		Common Equity (6,000 shares)				600	600

						7,908	7,908	3%

Virginia Tile Company, LLC	Specialty Distribution	Subordinated Note (10)	12.3%/0.0%	5/19/2020	12,000	11,948	12,000
		Common Equity (20 shares)				250	522

						12,198	12,522	5%

Worldwide Express Operations, LLC	Transportation Services	Subordinated Note	11.5%/1.0%	8/1/2020	12,773	12,687	12,773
		Common Equity (2,500,000 units) (7) (9)				2,500	3,774

						15,187	16,547	7%

X5 Opco LLC	Telecommunication Services	Senior Secured Loan	11.5%/0.0%	3/24/2020	5,500	5,475	5,500
		Revolving Loan ($500 commitment) (8)	11.5%/0.0%	3/24/2020	—	—	—
		Preferred Equity (5,000 units) (6) (7) (9)	5.0%/3.0%			514	447

						5,989	5,947	2%

Total Non-Control/Non-Affiliate Investments						327,568	328,324	133%

Total Investments						$431,349	$428,242	174%

(1)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(2)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(3)	All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.
(4)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of September 30, 2015. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
(5)	See Note 2 - Significant Accounting Policies, Investment Classification for definitions of Control and Affiliate classifications.
(6)	Income producing. Maturity date, if any, represents mandatory redemption date.
(7)	Investment is held by a wholly-owned subsidiary of the Company.
(8)	The entire commitment was unfunded at September 30, 2015. As such, no interest is being earned on this investment.
(9)	Investment pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(10)	The portion of the investment not held by the Funds is pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(11)	Investment was on non-accrual status as of September 30, 2015, meaning the Company has ceased recognizing interest income on the investment.

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

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (continued)

December 31, 2014

(In thousands, except shares)

Portfolio Company(1) (2)	Industry	Investment Type (3)	Rate (4) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Brook & Whittle Limited	Printing Services	Subordinated Note	12.0%/4.8%	12/31/2016	$7,297	$7,297	$7,272
		Subordinated Note	12.0%/2.0%	12/31/2016	2,250	2,250	2,153
		Warrant (1,051 shares)				285	134
		Common Equity - Series A (148 shares)				110	20
		Common Equity - Series D (527 shares)				53	71

						9,995	9,650	4%

Caldwell & Gregory, LLC	Laundry Services	Subordinated Note	11.5%/1.0%	11/30/2018	1,524	1,502	1,524
		Subordinated Note	0.0%/12.0%	5/31/2019	3,618	3,394	3,618
		Common Equity (500,000 units) (7)				500	568
		Warrant (242,121 units) (7)				242	275

						5,638	5,985	2%

Carlson Systems Holdings, Inc.	Specialty Distribution	Subordinated Note (10)	11.5%/0.0%	5/20/2020	12,000	11,941	11,941
		Common Equity (7,500 units) (9)				750	750
						12,691	12,691	5%

Channel Technologies Group, LLC	Component	Subordinated Note	11.0%/1.3%	4/10/2019	7,000	6,952	6,619
	Manufacturing	Preferred Equity (612 units) (7) (9)				1,139	686
		Common Equity (612,432 units) (7) (9)				—	—
						8,091	7,305	3%

Connect-Air International, Inc.	Specialty Distribution	Subordinated Note	12.8%/0.0%	11/5/2018	11,400	11,395	11,400
		Common Equity				—	4,600

						11,395	16,000	7%

Continental Anesthesia Management, LLC	Healthcare Services	Senior Secured Loan	8.0%/6.0%	4/15/2015	10,259	10,252	10,130
		Warrant (263 shares)				276	—

						10,528	10,130	4%

EBL, LLC (EbLens)	Retail	Subordinated Note (9)	12.0%/3.0%	2/2/2018	9,610	9,584	9,706
		Common Equity (750,000 units)(7) (9)				750	981
						10,334	10,687	4%

FDS Avionics Corp.	Aerospace & Defense	Subordinated Note	12.3%/0.0%	4/1/2020	5,200	5,175	5,175
(dba Flight Display Systems)	Manufacturing	Common Equity (200 units)(9)				2,000	2,000

						7,175	7,175	3%

FTH Acquisition Corp. VII	Information	Subordinated Note	13.0%/0.0%	2/27/2015	8,395	8,395	8,350
	Technology Services	Preferred Equity (887,122 shares)				887	621

						9,282	8,971	4%

Grindmaster Corporation	Consumer Products	Subordinated Note	11.5%/0.0%	10/31/2019	10,500	10,456	10,456	4%

IOS Acquisitions, Inc.	Oil & Gas Services	Subordinated Note	12.0%/3.3%	6/26/2018	14,263	14,175	13,788
		Common Equity (2,152 shares) (9)				500	364

						14,675	14,152	6%

Jacob Ash Holdings, Inc.	Apparel Distribution	Subordinated Note (10)	13.0%/4.0%	6/30/2018	4,000	3,992	4,000
		Subordinated Note	13.0%/0.0%	6/30/2018	963	953	963
		Preferred Equity (66,138 shares)(6)	0.0%/15.0%	6/30/2018		798	810
		Warrant (63,492 shares)				67	—

						5,810	5,773	2%

K2 Industrial Services, Inc.	Industrial Cleaning & Coatings	Subordinated Note	11.8%/2.8%	5/23/2017	15,213	15,162	15,213
		Preferred Equity - Series A (1,200 shares)				1,200	914
		Preferred Equity - Series B (74 shares)				68	83

						16,430	16,210	7%

Lightning Diversion Systems, LLC	Aerospace & Defense Manufacturing	Senior Secured Loan	10.5%/0.0%	12/20/2018	12,198	12,154	12,198
		Revolving Loan ($1,000 commitment) (8)	N/A	12/20/2018	—	(2)	(2)
		Common Equity (600,000 units)				—	2,204

						12,152	14,400	6%

MedPlast, LLC	Healthcare Products	Subordinated Note (9)	11.0%/1.5%	3/31/2019	10,185	10,126	10,185
		Preferred Equity (188 shares) (6) (9)	0.0%/8.0%			206	206
		Common Equity (3,728 shares) (9)				62	65
						10,394	10,456	4%

National Truck Protection Co., Inc.	Financial Services	Senior Secured Loan	13.5%/2.0%	9/13/2018	12,662	12,598	12,662
		Common Units (1,109 shares)				758	1,923

						13,356	14,585	6%

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

For all periods subsequent to the consummation of the Formation Transactions and the IPO, the Company pays a quarterly base management fee and an incentive fee to Fidus Investment Advisors, LLC (the “Investment Advisor”) under an investment advisory agreement (the “Investment Advisory Agreement”). The initial investment professionals of the Investment Advisor were previously employed by Fidus Capital, LLC, who was the investment advisor to Fund I prior to consummation of the Formation Transactions.

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

On August 21, 2014, the Company entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which the Company could sell, by means of at-the-market offerings from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50,000 (the “ATM Program”). During the period from August 21, 2014 through December 31, 2014, 158,353 shares of the Company’s common stock were sold at an average offering price of $18.51 per share resulting in net proceeds of $2,871, after commissions to the sales agent on shares sold and offering costs of $59. During the nine months ended September 30, 2015, 190,623 shares of the Company’s common stock were sold at an average offering price of $16.61 per share resulting in net proceeds of $3,095, after commissions to the sales agent on shares sold and offering costs of $71.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

As of September 30, 2015 and December 31, 2014, the Company had 16,285,128 and 16,051,037 shares of common stock outstanding, respectively.

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

Interest, fee and dividend income: Interest and dividend income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest and dividend income is accrued daily based on the outstanding principal amount and the contractual terms of the debt or preferred equity investment. Dividend income is recorded at the point an obligation exists for the portfolio company to make a distribution. Distributions from portfolio companies are evaluated to determine if the distribution is a distribution of earnings or a return of capital.

Certain of the Company’s investments contain a payment-in-kind (“PIK”) income provision. The PIK income, computed at the contractual rate specified in the applicable investment agreement, is added to the principal balance of the investment, rather than being paid in cash, and recorded as interest or dividend income, as applicable, on the consolidated statements of operations. Generally, PIK can be paid-in-kind or all in cash. The Company stops accruing PIK income when there is reasonable doubt that PIK income will be collected. PIK income is included in the Company’s taxable income and, therefore, affects the amount the Company is required to pay to shareholders in the form of dividends in order to maintain the Company’s status as a RIC and to avoid corporate federal income tax, even though the Company has not yet collected the cash.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax provision, if any. There were no material uncertain income tax positions at September 30, 2015 and December 2014. The 2012 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Earnings and net asset value per share: The earnings per share calculations for the three months ended September 30, 2015 and 2014, as well as the nine months ended September 30, 2015 and 2014, are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

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

In April 2015, FASB issued ASU 2015-03, Interest – Imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This guidance is effective for annual and interim periods beginning after December 15, 2015. The new guidance will be applied retrospectively to each prior period presented. The Company is currently evaluating the impact this ASU will have on the Company’s consolidated financial position or disclosures.

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

As of September 30, 2015, the Company had investments in 48 portfolio companies with an aggregate fair value of $428,242 and a weighted average effective yield on its debt investments of 13.4%. As of September 30, 2015, the Company held equity investments in 83.3% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 7.8%. As of December 31, 2014, the Company had investments in 42 portfolio companies with an aggregate fair value of $396,355 and a weighted average effective yield on its debt investments of 13.4%. As of December 31, 2014, the Company held equity investments in 85.7% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 8.7%. The weighted average yields were computed using the effective interest rates for debt investments at cost as of September 30, 2015 and December 2014, including accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any.

Purchases of debt and equity investments for the nine months ended September 30, 2015 and 2014 totaled $80,127 and $62,574, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the nine months ended September 30, 2015 and 2014 totaled $51,490 and $33,330, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	September 30, 2015		December 31, 2014		September 30, 2015		December 31, 2014
Subordinated notes	$288,242	67.3%	$273,711	69.1%	$296,208	68.7%	$273,347	69.8%
Senior secured loans	88,520	20.7	74,286	18.7	87,993	20.4	74,486	19.0
Equity	43,643	10.2	42,886	10.8	40,050	9.3	36,623	9.4
Warrants	7,837	1.8	5,472	1.4	7,098	1.6	6,882	1.8

Total	$428,242	100.0%	$396,355	100.0%	$431,349	100.0%	$391,338	100.0%

All investments made by the Company as of September 30, 2015 and December 31, 2014 were made in portfolio companies located in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

	Fair Value				Cost
	September 30, 2015		December 31, 2014		September 30, 2015		December 31, 2014
Midwest	$108,220	25.3%	$94,572	23.9%	$105,318	24.4%	$92,721	23.7%
Northeast	105,466	24.6	66,900	16.9	104,710	24.3	65,248	16.7
Southeast	103,579	24.2	113,516	28.6	106,621	24.7	113,725	29.0
West	73,566	17.2	78,904	19.9	66,267	15.4	71,975	18.4
Southwest	37,411	8.7	42,463	10.7	48,433	11.2	47,669	12.2

Total	$428,242	100.0%	$396,355	100.0%	$431,349	100.0%	$391,338	100.0%

As of September 30, 2015 and December 31, 2014, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio. As of September 30, 2015, the Company had investments in one portfolio company on non-accrual status, which had an aggregate cost and fair value of $4,378 and $419, respectively. As of December 31, 2014, there were no investments on non-accrual status.

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

With respect to investments for which market quotations are not readily available, the Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of the Investment Advisor responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with the investment committee of the Investment Advisor;

•	the Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result it is not in the Company’s stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where the Company determines that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. The Board consulted with the independent valuation firm(s) in arriving at the Company’s determination of fair value for 14 and 9 of its portfolio company investments representing 36.2% and 20.7% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended September 30, 2015 and December 31, 2014, respectively) as of September 30, 2015 and December 31, 2014, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

•	the audit committee of the Board reviews the preliminary valuations of the Investment Advisor and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and

•	the Board discusses these valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the Investment Advisor, the independent valuation firm(s) and the audit committee.

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

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the nine months ended September 30, 2015 and 2014.

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015 and 2014:

	Subordinated Notes	Senior Secured Loans	Equity	Warrants	Royalty Rights	Total
Balance, December 31, 2013	$214,400	$53,387	$32,560	$6,634	$—	$306,981
Net realized (losses) gains on investments	(7,234)	—	1,774	686	—	(4,774)
Net change in unrealized (depreciation) appreciation on investments	(2,152)	150	3,758	(1,438)	—	318
Purchase of investments	33,663	22,223	6,333	355	—	62,574
Proceeds from sales and repayments of investments	(24,730)	(4,393)	(2,620)	(1,587)	—	(33,330)
Interest and dividend income paid-in-kind	3,193	536	421	—	—	4,150
Proceeds from loan origination fees	(143)	(144)	(22)	—	—	(309)
Accretion of loan origination fees	286	77	8	—	—	371
Accretion of original issue discount	376	120	5	—	—	501

Balance, September 30, 2014	$217,659	$71,956	$42,217	$4,650	$—	$336,482

Balance, December 31, 2014	$273,711	$74,286	$42,886	$5,472	$—	$396,355
Net realized gains on investments	—	—	6,894	—	—	6,894
Net change in unrealized (depreciation) appreciation on investments	(8,330)	727	(2,670)	2,149	—	(8,124)
Purchase of investments	55,986	18,451	5,474	216	—	80,127
Proceeds from sales and repayments of investments	(36,869)	(5,544)	(9,077)	—	—	(51,490)
Interest and dividend income paid-in-kind	3,232	604	132	—	—	3,968
Proceeds from loan origination fees	(281)	(164)	—	—	—	(445)
Accretion of loan origination fees	352	153	2	—	—	507
Accretion of original issue discount	441	7	2	—	—	450

Balance, September 30, 2015	$288,242	$88,520	$43,643	$7,837	$—	$428,242

Net change in unrealized appreciation (depreciation) of $(3,140) and $(3,958) for the three and nine months ended September 30, 2015, respectively, were attributable to Level 3 investments held at September 30, 2015. Net change in unrealized (depreciation) of $(825) and $(4,958) for the three and nine months ended September 30, 2014, respectively, were attributable to Level 3 investments held at September 30, 2014.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of September 30, 2015 and December 31, 2014. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

	Fair Value at September 30, 2015	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Subordinated notes	$275,091	Discounted cash flow	Weighted average cost of capital	10.9% - 21.9% (13.8%)
	8,286	Enterprise value	EBITDA multiples	6.5x – 6.7x (6.5x)
	4,865	Enterprise value	Asset coverage	Not applicable
Senior secured loans	88,520	Discounted cash flow	Weighted average cost of capital	6.3% - 17.5% (13.8%)

Equity investments:
Equity	43,643	Enterprise value	EBITDA multiples	4.3x - 10.4x (7.3x)
Warrants	7,781	Enterprise value	EBITDA multiples	5.0x - 9.5x (6.4x)
	56	Enterprise value	Asset coverage	Not applicable

	Fair Value at December 31, 2014	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Subordinated notes	$273,711	Discounted cash flow	Weighted average cost of capital	11.4% - 18.1% (13.6%)
Senior secured loans	74,286	Discounted cash flow	Weighted average cost of capital	6.7% - 17.0% (14.0%)

Equity investments:
Equity	42,886	Enterprise value	EBITDA multiples	4.5x – 10.4x (6.8x)
Warrants	5,472	Enterprise value	EBITDA multiples	5.0x – 9.5x (7.0x)

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. The fair value of borrowings under the Credit Facility (as defined in Note 6) are based on a market yield approach and current interest rates, which are level 3 inputs to the market yield model, and is estimated to be $14,500 and $10,000 as of September 30, 2015 and December 31, 2014, respectively, which is the same as the Company’s carrying value of the borrowings. SBA debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of September 30, 2015 and December 31, 2014, the fair value of the Company’s SBA debentures using Level 3 inputs is estimated at $190,200 and $173,500, respectively, which is the same as the Company’s carrying value of the debentures.

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

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. For the three months ended September 30, 2014, the Investment Advisor waived $13 of the base management fee attributable to a portfolio investment that funded into escrow on September 30, 2014 but did not close until after the end of the quarter. The base management fee under the Investment Advisory Agreement for the three months ended September 30, 2015 and 2014 totaled $1,920 and $1,469, respectively. The base management fee under the Investment Advisory Agreement for the nine months ended September 30, 2015 and 2014 totaled $5,575 and $4,227, respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee for the three months ended September 30, 2015 and 2014 totaled $1,679 and $1,386, respectively. The income incentive fee for the nine months ended September 30, 2015 and 2014 totaled $4,758 and $3,881, respectively.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Formation Transactions, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee to be paid for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of both September 30, 2015 and December 31, 2014, the capital gains incentive fee payable was $0. The aggregate amount of capital gains incentive fees paid from the IPO through September 30, 2015 is $348.

In addition, the Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation). During the three and nine months ended September 30, 2015, the Company reversed previously accrued capital gains incentive fees of $313 and $236, respectively. During the three and nine months ended September 30, 2014, the Company reversed previously accrued capital gains incentive fees of $66 and $866, respectively.

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

Administration Agreement: Concurrent with the Formation Transactions, the Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 3, 2015, the Board approved the renewal of the Administrative Agreement through June 20, 2016. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides it clerical, bookkeeping and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies to which the Company is required to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies. Under the Administration Agreement, administrative expenses for services provided for the three months ended September 30, 2015 and 2014 totaled $362 and $496, respectively. Under the Administration Agreement, administrative expenses for services provided for the nine months ended September 30, 2015 and 2014 totaled $1,077 and $1,289, respectively. Accrued administrative expenses are reported in the due to affiliates line in the consolidated statements of assets and liabilities.

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

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of September 30, 2015 and December 31, 2014, the Company was in compliance in all material respect with the terms of the Credit Facility.

As of September 30, 2015 and December 31, 2014, the Company had outstanding borrowings under the Credit Facility of $14,500 and $10,000, respectively. For the three months ended September 30, 2015 and 2014, interest and financing expenses

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

related to the Credit Facility amounted to $196 and $76, respectively. For the nine months ended September 30, 2015 and 2014, interest and financing expenses related to the Credit Facility amounted to $505 and $89, respectively. As of September 30, 2015 and December 31, 2014, accrued interest and fees payable related to the Credit Facility totaled $112 and $97, respectively.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs and such debentures are guaranteed by the SBA. The SBA has made commitments to purchase $225,000 of SBA debentures from the Company on or before September 30, 2019. Unused commitments as of September 30, 2015 and December 31, 2014 were $34,800 and $51,500, respectively. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

As of September 30, 2015 and December 31, 2014, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling Date(1)	Maturity Date	Fixed Interest Rate	September 30, 2015	December 31, 2014
3/26/2008	3/1/2018	6.188%	$24,750	$24,750
9/24/2008	9/1/2018	6.442	11,950	11,950
3/25/2009	3/1/2019	5.337	19,750	19,750
9/23/2009	9/1/2019	4.950	10,000	10,000
3/24/2010	3/1/2020	4.825	13,000	13,000
9/22/2010	9/1/2020	3.932	12,500	12,500
3/29/2011	3/1/2021	4.801	1,550	1,550
9/21/2011	9/1/2021	3.594	3,250	3,250
3/21/2012	3/1/2022	3.483	3,250	3,250
3/21/2012	3/1/2022	3.051	19,000	19,000
9/19/2012	9/1/2022	2.530	11,000	11,000
9/19/2012	9/1/2022	3.049	11,500	11,500
3/27/2013	3/1/2023	3.155	3,000	3,000
9/24/2014	9/1/2024	3.775	1,000	1,000
3/25/2015	3/1/2025	3.321	1,000	1,000
3/25/2015	3/1/2025	3.321	1,000	1,000
3/25/2015	3/1/2025	3.321	1,000	1,000
3/25/2015	3/1/2025	3.321	1,500	1,500
3/25/2015	3/1/2025	3.321	1,000	1,000
3/25/2015	3/1/2025	3.277	6,000	6,000
3/25/2015	3/1/2025	3.277	7,500	7,500
3/25/2015	3/1/2025	3.277	2,500	2,500
3/25/2015	3/1/2025	3.277	1,500	1,500
3/25/2015	3/1/2025	3.277	5,000	5,000
9/23/2015	9/1/2025	3.571	5,000	—
9/23/2015	9/1/2025	3.571	1,000	—
9/23/2015	9/1/2025	3.571	200	—
9/23/2015	9/1/2025	3.571	500	—
9/23/2015	9/1/2025	3.571	10,000	—

			$190,200	$173,500

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.

Interest on SBA debentures is payable semi-annually on March 1 and September 1. For the three months ended September 30, 2015 and 2014, interest and financing expenses on outstanding SBA debentures amounted to $1,938 and $1,662, respectively. For the nine months ended September 30, 2015 and 2014, interest and financing expenses on outstanding SBA debentures amounted to $5,576 and $4,924, respectively. As of September 30, 2015 and December 31, 2014, accrued interest and fees payable related to the SBA debentures totaled $632 and $2,756, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statement of operations using the straight-line method, which approximates the effective interest method, over the term of the respective financing instrument. Deferred financing cost amortization for the three months ended September 30, 2015 and 2014 was $254 and $196, respectively. Deferred financing cost amortization for the nine months ended September 30, 2015 and 2014 was $740 and $469, respectively. Deferred financing costs related to the Credit Facility and SBA debentures as of September 30, 2015 and December 31, 2014, were as follows:

	September 30, 2015	December 31, 2014
SBA debenture commitment fees	$2,250	$2,250
SBA debenture leverage fees	4,612	4,207
Credit Facility upfront fees	1,239	894

Subtotal	8,101	7,351
Accumulated amortization	(3,524)	(2,784)

Net deferred financing costs	$4,577	$4,567

The weighted average interest rate for all SBA debentures and borrowings outstanding under the Credit Facility as of September 30, 2015 and December 31, 2014 was 4.2% and 4.0%, respectively.

Note 7. Commitments and Contingencies

Commitments: As of September 30, 2015, the Company had seven unfunded revolving loan commitments totaling $5,164 to portfolio companies and two unfunded loan commitments totaling $5,286 to portfolio companies. As of December 31, 2014, the Company had five unfunded revolving loan commitments totaling $4,064 to portfolio companies and two unfunded loan commitments totaling $5,426 to portfolio companies. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with financial and nonfinancial covenants. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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

Note 8. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
	2015	2014
Per share data:
Net asset value at beginning of period	$15.16	$15.35
Net investment income (1)	1.19	1.20
Net realized gain (loss) on investments, net of tax benefit (refund) (1)	0.43	(0.34)
Net unrealized (depreciation) appreciation on investments (1)	(0.50)	0.02

Total increase from investment operations (1)	1.12	0.88
Accretive effect of share issuance above NAV	0.02	0.19
Dividends to stockholders	(1.17)	(1.24)
Other (2)	(0.01)	—

Net asset value at end of period	$15.12	$15.18

Market value at end of period	$13.78	$16.51

Shares outstanding at end of period	16,285,128	15,943,139
Weighted average shares outstanding during the period	16,172,454	13,784,936
Ratios to average net assets:
Expenses other than incentive fee (3)	8.3%	7.9%
Incentive fee (3)	2.5%	1.8%

Total expenses (3)	10.8%	9.7%

Net investment income (3)	10.5%	10.2%
Total return (4)	0.7%	(18.4)%
Net assets at end of period	$246,308	$241,950
Average debt outstanding	$191,925	$145,000
Average debt per share (1)	$11.87	$10.52
Portfolio turnover ratio (3)	16.6%	14.1%

(1)	Weighted average per share data.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

(2)	The impact of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data on shares outstanding as of period end.
(3)	Annualized for periods less than one year.
(4)	The total return for the nine months ended September 30, 2015 and 2014 equals the change in the ending market value of the Company’s common stock plus dividends paid per share during the period, divided by the beginning common stock price and is not annualized.

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the nine months ended September 30, 2015 and 2014.

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued	DRIP Shares Value
Nine Months Ended September 30, 2014:
2/18/2014	3/21/2014	3/31/2014	$0.38	$5,028	10,410	$199
5/5/2014	6/13/2014	6/27/2014	0.38	5,037	9,459	194
5/5/2014(1)	7/25/2014	7/31/2014	0.05	664	1,368	25
5/5/2014(2)	8/25/2014	8/29/2014	0.05	660	1,567	29
8/5/2014	9/12/2014	9/26/2014	0.38	5,095	11,562	198

			$1.24	$16,484	34,366	$645

Nine Months Ended September 30, 2015:
2/17/2015	3/12/2015	3/26/2015	$0.38	$5,886	12,922	$213
5/5/2015	6/11/2015	6/25/2015	0.38	5,968	12,883	208
5/5/2015(3)	6/11/2015	6/25/2015	0.02	314	678	11
8/3/2015	9/17/2015	9/25/2015	0.39	6,097	16,985	248

			$1.17	$18,265	43,468	$680

(1)	Special dividend of $0.05 per share.
(2)	Special dividend of $0.05 per share.
(3)	Special dividend of $0.02 per share.

For the nine months ended September 30, 2015, $680 of the total $18,945 paid to stockholders represented DRIP participation. During this period, the Company satisfied the DRIP participation requirements with the issuance of 43,468 shares at an average value of $15.65 per share at the date of issuance. For the nine months ended September 30, 2014, $645 of the total $17,129 paid to stockholders represented DRIP participation. During this period, the Company satisfied the DRIP participation requirements with the issuance of 34,366 shares at an average value of $18.78 per share at the date of issuance.

Since the Company’s IPO, dividends and distributions to stockholders total $92,059 or $6.93 per share.

Note 10. Subsequent Events

On October 15, 2015, the Company invested in inthinc Technology Solutions, Inc., a provider of vehicle telematics solutions to large enterprise fleet operators. The Company invested $8,500 in subordinated notes with a royalty right agreement, which was a partial funding of a $10,000 note commitment.

On October 26, 2015, the Company invested in Cavallo Bus Lines Holdings, LLC, a large motor coach operator based in the Midwest that provides charter bus services to clients primarily in the education, athletic and tour end markets. The Company invested $8,250 in subordinated notes.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

On October 29, 2015, the Company made a follow-on investment of $5,000 in the subordinated notes of Carlson Systems Holdings, Inc.

On November 2, 2015, the Board declared a regular quarterly dividend of $0.39 per share, which is payable on December 18, 2015 to stockholders of record as of December 4, 2015. In addition, on November 2, 2015, the Board declared a special cash dividend of $0.04 per share, which is payable on December 11, 2015 to stockholders of record as of November 27, 2015.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Schedule 12-14

The table below represents the fair value of control and affiliate investments as of December 31, 2014 and any gross additions and reductions made to such investments, as well as the ending fair value as of September 30, 2015.

Portfolio Company (1)	Investment Type	Credited to Income(2)	December 31, 2014 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2015 Fair Value
Control Investments
Paramount Building Solutions, LLC	Subordinated Note	$—	$—	$75	$—	$75
	Subordinated Note	51	1,067	597	1,320	344
	Subordinated Note	169	2,687	84	2,771	—
	Warrant	—	—	—	—	—
	Preferred Equity	—	490	339	829	—
	Common Equity	—	—	—	—	—

		220	4,244	1,095	4,920	419

Total Control Investments		$220	$4,244	$1,095	$4,920	$419

Affiliate Investments
Apex Microtechnology, Inc.	Warrant	$—	$254	$29	$—	$283
	Common Equity	—	1,302	171	—	1,473

		—	1,556	200	—	1,756
FAR Research Inc.	Senior Secured Loan	721	7,600	19	190	7,429
	Revolving Loan	20	136	2	2	136
	Common Equity	—	938	—	743	195

		741	8,674	21	935	7,760
Inflexxion, Inc.	Senior Secured Loan	415	4,726	24	800	3,950
	Revolving Loan	22	295	205	300	200
	Preferred Equity	—	1,400	—	677	723

		437	6,421	229	1,777	4,873
Malabar International	Subordinated Note	840	7,264	147	8	7,403
	Preferred Equity	92	3,258	2,272	—	5,530

		932	10,522	2,419	8	12,933
Medsurant Holdings, LLC	Subordinated Note	1,388	10,129	640	297	10,472
	Subordinated Note	59	—	1,755	—	1,755
	Preferred Equity	—	1,027	238	—	1,265
	Warrant	—	3,715	856	—	4,571

		1,447	14,871	3,489	297	18,063
Microbiology Research Associates, Inc.	Senior Secured Loan	144	—	3,733	—	3,733
	Revolving Loan	9	—	(2)	—	(2)
	Subordinated Note	396	—	6,221	—	6,221
	Common Equity	—	—	1,000	—	1,000

		549	—	10,952	—	10,952
Pfanstiehl, Inc.	Subordinated Note	635	6,208	8	8	6,208
	Common Equity	180	3,088	1,083	—	4,171

		815	9,296	1,091	8	10,379
Safety Products Group, LLC	Subordinated Note	1,030	10,000	7	7	10,000
	Preferred Equity	—	812	10	—	822
	Common Equity	—	—	—	—	—

		1,030	10,812	17	7	10,822
Trantech Radiator Products, Inc.	Subordinated Note	1,002	9,518	133	856	8,795
	Common Equity	—	962	—	81	881

		1,002	10,480	133	937	9,676
Westminster Cracker Company, Inc.	Preferred Equity	16	152	16	168	—
	Common Equity	65	1,804	—	1,613	191

		81	1,956	16	1,781	191
World Wide Packaging, LLC	Subordinated Note	1,063	10,097	141	7	10,231
	Common Equity	49	1,515	348	—	1,863

		1,112	11,612	489	7	12,094

Total Affiliate Investments		$8,146	$86,200	$19,056	$5,757	$99,499

(1)	The principal amount, the ownership detail for equity investments, and if the investment is income producing is shown in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees or dividends included in 2015 income for the portion of the nine months ended September 30, 2015 that an investment was included in Control or Affiliate categories.
(3)	Gross additions include increases in the cost basis of investments resulting from a new portfolio investment, follow on investments, accrued PIK interest or dividends, and accretion of OID and loan origination fees. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation, as well as the movement of an existing portfolio company into this category and out of a different category.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments, if any. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Fund I received its SBIC license on October 22, 2007 and Fund II received its SBIC license on May 28, 2013. We plan to continue to operate the Funds as SBICs, subject to SBA approval, and to utilize the proceeds of the sale of SBA-guaranteed debentures to enhance returns to our stockholders. We have also made, and continue to make, investments directly through FIC. We believe that utilizing FIC and the Funds as investment vehicles provides us with access to a broader array of investment opportunities. Based on the current capitalization of the Funds, we have approximately $34.8 million of remaining borrowing capacity under the SBIC Debenture Program and intend to fully utilize such capacity over the ensuing 3-6 months.

In August 2014, we entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which the Company could sell, by means of at-the-market offerings from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million (the “ATM Program”). During the period from August 21, 2014 through December 31, 2014, 158,353 shares of our common stock were sold at an average offering price of $18.51 per share resulting in net proceeds of $2.9 million after commissions to the sales agent on shares sold and offering costs of $0.1 million. During the nine months ended September 30, 2015, 190,623 shares of our common stock were sold at an average offering price of $16.61 per share resulting in net proceeds of $3.1 million after commissions to the sales agent on shares sold and offering costs of $0.1 million. Subject to attractive market conditions, we intend to continue utilizing our ATM Program for capital to fund additional investments.

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

Portfolio Composition, Investment Activity and Yield

During the nine months ended September 30, 2015, we invested $80.1 million in debt and equity investments, including eight new portfolio companies. These investments consisted of subordinated notes ($56.0 million, or 69.9%), senior secured loans ($18.4 million, or 23.0%), equity securities ($5.5 million, or 6.9%), and warrants ($0.2 million, or 0.2%). During the nine months ended September 30, 2015 we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $51.5 million. During the nine months ended September 30, 2014, we invested $62.6 million in debt and equity investments, including four new portfolio companies. These investments consisted of subordinated notes ($33.7 million, or 53.8%), senior secured loans ($22.2 million, or 35.5%), equity securities ($6.3 million, or 10.1%) and warrants ($0.4 million, or 0.6%). During the nine months ended September 30, 2014, we received proceeds from sales or repayments, including principal, return of capital dividends and realized gains, of $33.3 million.

As of September 30, 2015, the fair value of our investment portfolio totaled $428.2 million and consisted of 48 portfolio companies. As of September 30, 2015, our debt portfolio was comprised entirely of fixed rate investments. Overall, the portfolio had net unrealized depreciation of $3.1 million as of September 30, 2015. Our average portfolio company investment at amortized cost was $9.0 million as of September 30, 2015.

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

The weighted average yield on debt investments as of both September 30, 2015 and December 31, 2014 was 13.4%. The weighted average yields were computed using the effective interest rates for debt investments at cost as of September 30, 2015 and December 31, 2014, including the accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any.

The following table shows the portfolio composition by investment type at fair value and cost with the corresponding percentage of total investments:

	Fair Value				Cost
	September 30, 2015		December 31, 2014		September 30, 2015		December 31, 2014
	(dollars in thousands)
Subordinated notes	$288,242	67.3%	$273,711	69.1%	$296,208	68.7%	$273,347	69.8%
Senior secured loans	88,520	20.7	74,286	18.7	87,993	20.4	74,486	19.0
Equity	43,643	10.2	42,886	10.8	40,050	9.3	36,623	9.4
Warrants	7,837	1.8	5,472	1.4	7,098	1.6	6,882	1.8

Total	$428,242	100.0%	$396,355	100.0%	$431,349	100.0%	$391,338	100.0%

The following table shows portfolio composition by geographic region at fair value and cost with the corresponding percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	September 30, 2015		December 31, 2014		September 30, 2015		December 31, 2014
	(dollars in thousands)
Midwest	$108,220	25.3%	$94,572	23.9%	$105,318	24.4%	$92,721	23.7%
Northeast	105,466	24.6	66,900	16.9	104,710	24.3	65,248	16.7
Southeast	103,579	24.2	113,516	28.6	106,621	24.7	113,725	29.0
West	73,566	17.2	78,904	19.9	66,267	15.4	71,975	18.4
Southwest	37,411	8.7	42,463	10.7	48,433	11.2	47,669	12.2

Total	$428,242	100.0%	$396,355	100.0%	$431,349	100.0%	$391,338	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Healthcare services	12.5%	10.3%	12.8%	10.8%
Healthcare products	12.4	11.2	11.4	10.6
Aerospace & defense manufacturing	9.1	9.4	7.2	8.6
Specialty distribution	7.1	10.3	6.9	9.3
Building products manufacturing	6.9	3.6	6.6	3.7
Transportation services	6.4	4.0	6.0	3.9
Business services	5.9	3.1	6.0	3.2
Consumer products	5.3	5.6	5.1	5.6
Component manufacturing	4.0	4.3	4.2	4.6
Industrial cleaning & coatings	3.9	4.1	4.2	4.2
Oil & gas services	3.9	8.6	4.6	8.8
Financial services	3.2	3.7	2.9	3.4
Safety products manufacturing	2.5	2.7	2.5	2.7
Restaurants	2.3	1.7	2.1	1.6
Utility equipment manufacturing	2.3	2.6	2.2	2.6
Printing services	2.2	2.4	2.4	2.6
Information technology services	1.9	2.3	2.2	2.5
Specialty chemicals	1.8	2.2	2.0	2.2
Laundry services	1.5	1.5	1.4	1.4
Apparel distribution	1.4	1.5	1.4	1.5
Telecommunication services	1.4	—	1.4	—
Vending equipment manufacturing	1.1	—	1.2	—
Electronic components supplier	0.4	0.4	0.3	0.4
Retail	0.3	2.7	0.2	2.6
Commercial cleaning	0.2	0.2	0.2	0.2
Retail cleaning	0.1	1.1	2.6	2.7
Specialty cracker manufacturing	—	0.5	—	0.3

Total	100.0%	100.0%	100.0%	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
	(dollars in thousands)
Investment Rating
1	$63,831	14.9%	$49,499	12.5%
2	284,576	66.5	297,024	74.9
3	78,773	18.4	48,814	12.3
4	1,062	0.2	1,018	0.3
5	—	—	—	—

Totals	$428,242	100.0%	$396,355	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of both September 30, 2015 and December 31, 2014 was 2.0.

Non-Accrual

As of September 30, 2015, we had investments in one portfolio company on non-accrual status, which had an aggregate cost and fair value of $4.4 million and $0.4 million, respectively. As of December 31, 2014, we had no investments on non-accrual status.

For the three and nine months ended September 30, 2015, we recognized unrealized depreciation on non-accrual investments of $0.7 million and $3.8 million, respectively. For the three and nine months ended September 30, 2014, we recognized unrealized depreciation on non-accrual investments of $1.0 million and $6.1 million, respectively.

Discussion and Analysis of Results of Operations

Comparison of three months ended September 30, 2015 and September 30, 2014

Investment Income

For the three months ended September 30, 2015, total investment income was $13.6 million, an increase of $2.2 million, or 19.7%, over the $11.3 million of total investment income for the three months ended September 30, 2014. The increase was primarily attributable to a $2.6 million increase in interest income resulting largely from higher average levels of debt investments outstanding, which was offset by a $0.1 million decrease in dividend income due to lower average levels of income producing equity investments outstanding and a $0.3 million decrease in fee income resulting from lower levels of investment activity during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.

Expenses

For the three months ended September 30, 2015, total expenses, including income tax provision, were $6.5 million, an increase of $0.8 million or 14.2%, over the $5.7 million of total expenses, including income tax provision, for the three months ended September 30, 2014. Interest and financing expenses for the three months ended September 30, 2015 were $2.4 million, an increase of $0.5 million or 23.5%, compared to $1.9 million for the three months ended September 30, 2014 as a result of higher average balances of SBA debentures outstanding during 2015 and interest and commitment fees related to the Credit Facility. The base management fee increased $0.5 million, or 30.7%, to $1.9 million for the three months ended September 30, 2015 due to higher average total assets less cash and cash equivalents for the three months ended September 30, 2015 than the comparable period in 2014. The incentive fee for the three months ended September 30, 2015 was $1.4 million, a $0.1 million, or 3.5%, an increase from the $1.3 million incentive fee for the three months ended September 30, 2014 which was the result of a $0.3 million increase in the income incentive fee to $1.7 million and the reversal of previously accrued capital gains incentive fees totaling $0.3 million during the three months ended September 30, 2015 compared to a capital gains incentive fee reversal of less than $0.1 million during the same period in 2014. The administrative service fee, professional fees and other general and administrative expenses totaled $0.8 million for the three months ended September 30, 2015 compared to a total of $0.9 million for the three months ended September 30, 2014.

Net Investment Income

Net investment income for the three months ended September 30, 2015 was $7.1 million, which was an increase of $1.4 million, or 25.3%, compared to net investment income of $5.6 million during the three months ended September 30, 2014 as a result of the $2.2 million increase in total investment income and the $0.8 million increase in total expenses, including income tax provision.

Net Increase in Net Assets Resulting From Operations

For the three months ended September 30, 2015, the total realized gain on investments was $1.6 million. Significant realized gains for the three months ended September 30, 2015 are summarized below:

Portfolio Company	Realization Event	Realized Gains (in millions)
Westminster Cracker Company, Inc.	Distribution	$1.5
Other		0.1

Total		$1.6

For the three months ended September 30, 2014, the total net realized loss on investments was $6.7 million and was comprised of $1.3 million in gross realized gains and $8.0 million in gross realized losses. Significant realized gains and (losses) are summarized below:

Portfolio Company	Realization Event	Net Realized Gains (Losses) (in millions)
S.B. Restaurant Co. (dba Elephant Bar)	Exit of portfolio company	$(8.0)
Brook Furniture Rental, Inc.	Exit of portfolio company	0.9
Other		0.4

Total		$(6.7)

During the three months ended September 30, 2015, we recorded a net change in unrealized depreciation on investments of $3.2 million attributable to (i) the reversal of net unrealized appreciation on investments of $0.1 million related to the exit or sale of investments, resulting in unrealized depreciation, (ii) net unrealized depreciation of $4.1 million on debt investments and (iii) net unrealized appreciation of $1.0 million on equity investments. During the three months ended September 30, 2014, we recorded a net change in unrealized appreciation on investments of $6.4 million attributable to (i) the reversal of net unrealized depreciation on investments of $7.2 million related to the exit or sale of investments, resulting in unrealized appreciation, (ii) net unrealized depreciation of $1.2 million on debt investments and (iii) net unrealized appreciation of $0.4 million on equity investments.

As a result of these events, our net increase in net assets resulting from operations during the three months ended September 30, 2015 was $5.5 million, or an increase of $0.2 million, or 3.5%, compared to a net increase in net assets resulting from operations of $5.3 million during the prior year period.

Comparison of nine months ended September 30, 2015 and September 30, 2014

Investment Income

For the nine months ended September 30, 2015, total investment income was $39.2 million, an increase of $6.7 million, or 20.7%, over the $32.5 million of total investment income for the nine months ended September 30, 2014. The increase was primarily attributable to a $7.8 million increase in interest income resulting largely from higher average levels of debt investments outstanding, which was partially offset by a $0.7 million decrease in dividend income due to lower average levels of income producing equity investments outstanding during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014 and a $0.4 million decrease in fee income for the nine months ended September 30, 2015 compared to the prior year period.

Expenses

For the nine months ended September 30, 2015, total expenses, including income tax provision, were $19.9 million, an increase of $4.0 million or 25.1%, over the $15.9 million of total expenses, including income tax provision, for the nine months ended September 30, 2014. Interest and financing expenses for the nine months ended September 30, 2015 were $6.8 million, an increase of $1.3 million or 24.4%, compared to $5.5 million for the nine months ended September 30, 2014 as a result of higher average balances of SBA debentures outstanding during 2015 and interest and commitment fees related to the Credit Facility. The base management fee increased $1.3 million, or 31.9%, to $5.6 million for the nine months ended September 30, 2015 due to higher average total assets less cash and cash equivalents for the nine months ended September 30, 2015 than the comparable period in 2014. The incentive fee for the nine months ended September 30, 2015 was $4.5 million, a $1.5 million, or 50.0%, an increase from the $3.0 million incentive fee for the nine months ended September 30, 2014 which was the result of a $0.9 million increase in the income incentive fee to $4.8 million during the 2015 period and a decrease of $0.6 million in the capital gains incentive fee reversal to $0.2 million for the nine months ended September 30, 2015 compared to the same period in 2014. The administrative service fee, professional fees and other general and administrative expenses totaled $2.9 million for the nine months ended September 30, 2015 compared to $3.1 million for the nine months ended September 30, 2014.

Net Investment Income

Net investment income for the nine months ended September 30, 2015 was $19.3 million, an increase of $2.7 million, or 16.5%, compared to net investment income of $16.6 million during the nine months ended September 30, 2014 as a result of the $6.7 million increase in total investment income and the $4.0 million increase in total expenses, including income tax provision.

Net Increase in Net Assets Resulting From Operations

For the nine months ended September 30, 2015, the total net realized gain on investments was $6.9 million and was comprised of $6.9 million in gross realized gains and less than $0.1 million in gross realized losses. Significant realized gains and (losses) for the nine months ended September 30, 2015 are summarized below:

Portfolio Company	Realization Event	Net Realized Gains (Losses) (in millions)
Connect-Air International, Inc.	Exit of portfolio company	$5.3
Westminster Cracker Company, Inc.	Distribution	1.5
Acentia, LLC	Exit of portfolio company	< (0.1)
Other		0.1

Total		$6.9

For the nine months ended September 30, 2014, the total net realized loss on investments was $4.8 million and was comprised of $3.2 million in gross realized gains and $8.0 million in gross realized losses. Significant realized gains and (losses) for the nine months ended September 30, 2014 are summarized below:

Portfolio Company	Realization Event	Net Realized Gains (Losses) (in millions)
Nobles Manufacturing, Inc.	Exit of portfolio company	$1.7
Brook Furniture Rental, Inc.	Exit of portfolio company	0.9
Apex Microtechnology, Inc.	Repayment of debt in full	0.2
S.B. Restaurant Co. (dba Elephant Bar)	Exit of portfolio company	(8.0)
Other		0.4

Total		$(4.8)

During the nine months ended September 30, 2015, we recorded a net change in unrealized depreciation on investments of $8.1 million attributable to (i) the reversal of net unrealized appreciation on investments of $4.2 million related to the exit or sale of investments, resulting in unrealized depreciation, (ii) net unrealized depreciation of $7.9 million on debt investments and (iii) net unrealized appreciation of $3.9 million on equity investments. During the nine months ended September 30, 2014, we recorded a net change in unrealized appreciation on investments of $0.3 million attributable to (i) the reversal of net unrealized depreciation on investments of $5.3 million related to the exit or sale of investments, resulting in unrealized appreciation, (ii) net unrealized depreciation of $8.7 million on debt investments and (iii) net unrealized appreciation of $3.7 million on equity investments.

As a result of these events, our net increase in net assets resulting from operations during the nine months ended September 30, 2015 was $18.1 million, or an increase of $6.0 million, or 49.8%, compared to a net increase in net assets resulting from operations of $12.1 million during the prior year period.

Liquidity and Capital Resources

As of September 30, 2015, we had $17.7 million in cash and cash equivalents and our net assets totaled $246.3 million. We believe that our current cash and cash equivalents on hand, our continued access to SBA-guaranteed debentures, our Credit Facility and our anticipated cash flows from operations will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of securities (including the ATM Program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders.

Cash Flows

For the nine months ended September 30, 2015, we experienced a net decrease in cash and cash equivalents in the amount of $11.6 million. During that period, we used $16.5 million of cash for operating activities, primarily for the funding of $80.1 million of investments, which was partially offset by the proceeds from sales and repayments of investments of $51.5 million. During the same period, we received $4.9 million for financing activities resulting from proceeds received from stock offerings, net of expenses, of $3.2 million, proceeds from the issuance of SBA debentures of $16.7 million and net borrowings under the Credit Facility of $4.5 million, which were partially offset by cash dividends paid to stockholders of $18.3 million and the payment of deferred financing costs totaling $1.3 million.

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

The Funds are licensed SBICs, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 200.0% of an SBIC’s regulatory capital or $150.0 million, whichever is less. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $225.0 million. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of September 30, 2015, Fund I had $150.0 million of outstanding SBA debentures. Based on its $75.0 million of regulatory capital as of September 30, 2015, Fund I cannot issue additional SBA debentures. As of September 30, 2015, Fund II had $40.2 million of outstanding SBA debentures. Based on its $37.5 million of regulatory capital as of September 30, 2015, Fund II has the current capacity to issue up to an additional $34.8 million of SBA debentures. For more information on the SBA debentures, please see Note 6 to our consolidated financial statements.

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

On December 19, 2014, we amended the Credit Facility to (i) increase the commitment from $30.0 million to $50.0 million (ii) allow FIC to buy-back up to $10.0 million of our common stock subject to the satisfaction of specified financial covenants and conditions. The Credit Facility continues to have an accordion feature which allows for an increase in the total commitment up to $75.0 million.

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

We have made customary representations and warranties and are required to comply with various affirmative, negative and financial covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of September 30, 2015, we are in compliance with all covenants of the Credit Facility and there was $14.5 million outstanding under the Credit Facility.

As of September 30, 2015, the weighted average interest rate for all SBA debentures and borrowings outstanding under the Credit Facility was 4.2%.

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of our investment advisor responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with the investment committee of our investment advisor;

•	our board of directors engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result it is not in our stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where we determine that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. Our board of directors consulted with the independent valuation firm(s) in arriving at our determination of fair value for 14 and 9 of our portfolio company investments representing 36.2% and 20.7% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended September 30, 2015 and December 31, 2014, respectively) as of September 30, 2015 and December 31, 2014, respectively;

•	the audit committee of our board of directors reviews the preliminary valuations of our investment advisor and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and

•	our board of directors discusses the valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our investment advisor, the independent valuation firm(s) and the audit committee.

In making the good faith determination of the value of portfolio investments, we start with the cost basis of the security. The transaction price is typically the best estimate of fair value at inception. When evidence supports a subsequent change to the carrying value from the original transaction price, adjustments are made to reflect the expected exit values.

Consistent with the policies and methodologies adopted by our board of directors, we perform detailed valuations of our debt and equity investments, including an analysis on the Company’s unfunded loan commitments, using both the market and income approaches as appropriate. Under the market approach, we typically use the enterprise value methodology to determine the fair value of an investment. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values, from which we derive a single estimate of enterprise value. Under the income approach, we typically prepare and analyze discounted cash flow models to estimate the present value of future cash flows of either an individual debt investment or of the underlying portfolio company itself.

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

Revenue Recognition

Investments and related investment income. Realized gains or losses on investments are recorded upon the sale or disposition of a portfolio investment and are calculated as the difference between the net proceeds from the sale or disposition and the cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation on the consolidated statements of operations includes changes in the fair value of investments from the prior period, as determined by our board of directors through the application of our valuation policy, as well as reclassifications of any prior period unrealized appreciation or depreciation on exited investments to realized gains or losses on investments.

Interest and dividend income. Interest and dividend income is recorded on the accrual basis to the extent that we expect to collect such amounts. Interest and dividend income is accrued daily based on the outstanding principal amount and the contractual terms of the debt or preferred equity investment. Dividend income is recorded at the point an obligation exists for the portfolio company to make a distribution. Distributions from portfolio companies are evaluated to determine if the distribution is a distribution of earnings or a return of capital.

Payment-in-kind interest. Certain of our investments contain a PIK income provision. The PIK income, computed at the contractual rate specified in the applicable investment agreement, is added to the principal balance of the investment, rather than being paid in cash, and recorded as interest or dividend income, as applicable, on the consolidated statements of operations. Generally, PIK can be paid-in-kind or all in cash. We stop accruing PIK income when there is reasonable doubt that PIK income will be collected. PIK income is included in our taxable income and, therefore, affects the amount we are required to pay to our stockholders in the form of dividends in order to maintain our status as a RIC and to avoid paying corporate federal income tax, even though we have not yet collected the cash.

Non-accrual. Loans or preferred equity investments are placed on non-accrual status and we will generally cease recognizing interest or dividend income when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Interest and dividend payments received on non-accrual investments may be recognized as interest or dividend income or applied to the investment principal balance based on management’s judgment. Non-accrual investments are restored to accrual status when past due principal, interest or dividends are paid and, in management’s judgment, are likely to remain current.

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

In April 2015, FASB issued ASU 2015-03, Interest – Imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This guidance is effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. We are currently evaluating the impact this ASU will have on our consolidated financial position or disclosures.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2015, we had off-balance sheet arrangements consisting of seven unfunded revolving loan commitments totaling $5.2 million to portfolio companies and two unfunded loan commitments totaling $5.3 million to portfolio companies. As of December 31, 2014, we had off-balance sheet arrangements consisting of consisting of five unfunded revolving loan commitments totaling $4.1 million to portfolio companies and two unfunded loan commitment totaling $5.4 million to a portfolio company.

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

Recent Developments

On October 15, 2015, we invested in inthinc Technology Solutions, Inc., a provider of vehicle telematics solutions to large enterprise fleet operators. We invested $8.5 million in subordinated notes with a royalty right agreement, which was a partial funding of a $10.0 million note commitment.

On October 26, 2015, we invested in Cavallo Bus Lines Holdings, LLC, a large motor coach operator based in the Midwest that provides charter bus services to clients primarily in the education, athletic and tour end markets. We invested $8.3 million in subordinated notes.

On October 29, 2015, we made a follow-on investment of $5.0 million in the subordinated notes of Carlson Systems Holdings, Inc.

On November 2, 2015, the Board declared a regular quarterly dividend of $0.39 per share, which is payable on December 18, 2015 to stockholders of record as of December 4, 2015. In addition, on November 2, 2015, the Board declared a special cash dividend of $0.04 per share, which is payable on December 11, 2015 to stockholders of record as of November 27, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. As of September 30, 2015 and December 31, 2014, our debt portfolio was comprised entirely of fixed rate investments. Assuming that the consolidated statements of assets and liabilities as of September 30, 2015 and December 31, 2014 were to remain constant, a hypothetical 100 basis point change in interest rates would not have a material effect on our level of interest income from debt investments. Our pooled SBA debentures bear interest at fixed rates. Our Credit Facility bears interest, subject to our election, on a per annum basis equal to (i) the alternate base rate plus 2.5% or (ii) the applicable LIBOR rate plus 3.5%. The alternate base rate is equal to the greater of (i) prime rate, (ii) the federal funds rate plus 0.5% or (iii) the three-month LIBOR rate plus 1.0%.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FIDUS INVESTMENT CORPORATION

Date: November 5, 2015	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2015	/s/ SHELBY E. SHERARD
Shelby E. Sherard
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.