Form 10-K
period 2015-12-31
FIDUS INVESTMENT Corp
filed 2016-03-03
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.406) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2015 based on the closing price on that date of $14.90 on the NASDAQ Global Select Market was $238,083,543. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 16,300,732 shares of the registrant’s common stock outstanding as of March 3, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2016 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2015.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects” and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financing and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the impact of increased competition;

•	the ability of our investment advisor to identify suitable investments for us and to monitor and administer our investments;

•	the ability of our investment advisor to attract and retain highly talented professionals;

•	our regulatory structure and tax status;

•	our ability to operate as a BDC, a SBIC and a RIC;

•	the timing, form and amount of any dividend distributions;

•	the impact of fluctuations in interest rates on our business;

•	the valuation of any investments in portfolio companies, particularly those having no liquid trading market; and

•	our ability to recover unrealized losses.

These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of value in some or all of our investments in such portfolio companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy;

•	currency fluctuations could adversely affect the results of our investments in portfolio companies with foreign operations; and,

•

the risks, uncertainties and other factors we identify in Item 1A. — Risk Factors contained in this Annual Report on Form 10-K for the year ended December 31, 2015 and in our other filings with the SEC.

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

Item 1. Business.

GENERAL

Fidus Investment Corporation was formed on February 14, 2011 as a Maryland Corporation, for the purpose of acquiring 100.0% of the equity interests in Fidus Mezzanine Capital, L.P. (“Fund I”) and Fidus Mezzanine Capital GP, LLC (“FMCGP”), the former general partner of Fund I, raising capital in an initial public offering (“IPO”), which was completed in June 2011, and thereafter operating as an externally managed business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). We were formed to continue and to expand the business of Fund I, which was formed in February 2007 and is licensed by the U.S. Small Business Administration (the “SBA”) as a small business investment company (an “SBIC”).

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

On March 29, 2013, we commenced operations of a second wholly-owned investment fund, Fidus Mezzanine Capital II, L.P. (“Fund II”) and on May 28, 2013, were granted a second license by the SBA to operate Fund II as an SBIC. Collectively, Fund I and Fund II are referred to as the “Funds.” The Funds are licensed by the SBA as SBICs and we plan to continue to operate the Funds as SBICs, subject to SBA approval, and to utilize the proceeds of the sale of SBA-guaranteed debentures to enhance returns to our stockholders. We have also made, and continue to make, investments directly through FIC. We believe that utilizing both FIC and the Funds as investment vehicles provides us with access to a broader array of investment opportunities. Given our access to lower cost capital through the SBA’s SBIC debenture program, we expect that the majority of our investments will continue to be made through the Funds until the Funds reach their borrowing limit under the program. For three or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million.

As a result of the IPO and the Formation Transactions described above, we and Fund I are externally managed, closed-end, non-diversified investment companies that have elected to be treated as BDCs under the 1940 Act. Fund II is not a BDC or investment company under the 1940 Act based on the exclusion from the definition of investment company contained in Section 3(c)(7) of the 1940 Act. In addition, FIC has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2015, our shares were listed on the NASDAQ Global Select Market under the symbol “FDUS.”

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

We invest in companies that possess some or all of the following attributes: predictable revenues; positive cash flows; defensible and/or leading market positions; diversified customer and supplier bases; and proven management teams with strong operating discipline. We target companies in the lower middle-market with annual earnings, before interest, taxes, depreciation and amortization, or EBITDA, between $3.0 million and $20.0 million; however, we may from time to time opportunistically make investments in larger or smaller companies. Our investments typically range between $5.0 million and $25.0 million per portfolio company.

As of December 31, 2015, we had debt and equity investments in 53 portfolio companies with an aggregate fair value of $443.3 million. The weighted average yield on our debt investments as of December 31, 2015 was 13.3%. The weighted average yield was computed using the effective interest rates as of December 31, 2015, including accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

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

Benefiting from Lower Cost of Capital. The Funds’ SBIC licenses allow us to issue SBA-guaranteed debentures. These SBA debentures carry long-term fixed rates that are generally lower than rates on comparable bank and public debt. Because lower-cost SBA leverage is, and will continue to be, a significant part of our funding strategy, our relative cost of debt capital should be lower than many of our competitors. For three or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million.

Investments

We seek to create a diversified investment portfolio that primarily includes mezzanine loans and equity securities. Our investments typically range between $5.0 million to $25.0 million per portfolio company, although this investment size may vary proportionately with the size of our capital base. Our investment objective is to provide attractive risk-adjusted returns by generating both current income from our debt investments and capital appreciation from our equity related investments. We may invest in the equity securities of our portfolio companies, such as preferred stock, common stock, warrants and other equity interests, either directly or in conjunction with our debt investments.

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

Senior Secured Loans. We also structure some of our debt investments as senior secured or unitranche loans. Senior secured loans typically provide for a fixed interest rate and may contain some minimum principal amortization, excess cash flow sweep features and prepayment penalties. Senior secured loans are secured by a first or second priority lien on all existing and future assets of the borrower and may take the form of term loans or revolving lines of credit. Unitranche debt financing involves issuing one debt security that blends the risk and return profiles of both secured and subordinated debt and typically involves a first priority lien on all existing and future assets of the borrower. We believe that unitranche debt can be attractive for many lower middle-market companies given their size in order to reduce structural complexity and potential conflicts among creditors.

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

As of December 31, 2015, we had investments in 53 portfolio companies with an aggregate fair value of $443.3 million. As of December 31, 2014, we had investments in 42 portfolio companies with an aggregate fair value of $396.4 million.

The following table shows the portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	Fair Value				Cost
	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
	(dollars in thousands)
Midwest	$119,291	26.8%	$94,572	23.9%	$116,015	25.9%	$92,721	23.7%
Southeast	107,975	24.4	113,516	28.6	113,430	25.3	113,725	29.0
Northeast	93,430	21.1	66,900	16.9	92,492	20.6	65,248	16.7
West	84,648	19.1	78,904	19.9	77,028	17.2	71,975	18.4
Southwest	37,925	8.6	42,463	10.7	49,373	11.0	47,669	12.2

Total	$443,269	100.0%	$396,355	100.0%	$448,338	100.0%	$391,338	100.0%

The following table shows the detailed industry segment composition of our portfolio at fair value and cost as a percentage of total investments.

	Fair Value		Cost
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Healthcare products	11.4%	11.2%	10.4%	10.6%
Healthcare services	11.1	10.3	11.2	10.8
Aerospace & defense manufacturing	10.5	9.4	8.7	8.6
Transportation services	8.1	4.0	7.6	3.9
Specialty distribution	8.0	10.3	7.7	9.3
Business services	5.4	3.1	5.7	3.2
Consumer products	5.1	5.6	5.0	5.6
Utility equipment manufacturing	4.6	2.6	4.6	2.6
Building products manufacturing	4.0	3.6	3.6	3.7
Industrial cleaning & coatings	3.9	4.1	4.1	4.2
Component manufacturing	3.8	4.3	4.0	4.6
Oil & gas services	3.7	8.6	4.5	8.8
Financial services	3.1	3.7	2.8	3.4
Information technology services	3.0	2.3	3.2	2.5
Safety products manufacturing	2.4	2.7	2.4	2.7
Printing services	2.2	2.4	2.3	2.6
Restaurants	2.0	1.7	2.0	1.6
Specialty chemicals	1.7	2.2	1.9	2.2
Laundry services	1.5	1.5	1.4	1.4
Telecommunication services	1.4	—	1.3	—
Apparel distribution	1.3	1.5	1.3	1.5
Vending equipment manufacturing	0.8	—	0.9	—
Electronic components supplier	0.4	0.4	0.3	0.4
Retail	0.3	2.7	0.2	2.6
Commercial cleaning	0.2	0.2	0.2	0.2
Retail cleaning	0.1	1.1	2.7	2.7
Specialty cracker manufacturing	0.0	0.5	0.0	0.3

Total	100.0%	100.0%	100.0%	100.0%

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

Viable Exit Strategy. We invest in portfolio companies that we believe will provide steady cash flows to service our debt, ultimately repay our loans and provide working capital for their respective businesses. In addition, we seek to invest in portfolio companies whose business models and expected future cash flows offer attractive exit possibilities for our portfolio equity investments. We expect to exit our investments typically through one of three scenarios: (a) the sale of the portfolio company resulting in repayment of all outstanding debt and monetization of equity; (b) the recapitalization of the portfolio company through which our investments are replaced with debt or equity from a third party or parties; or (c) the repayment of the initial or remaining principal amount of our debt investment from cash flow generated by the portfolio company. In some investments, there may be scheduled amortization of some portion of our debt investment that would result in a partial exit of our investment prior to the maturity of the debt investment.

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

The members of the investment committee that evaluate and approve all of our investments are Edward H. Ross, Thomas C. Lauer, John H. Grigg, Robert G. Lesley, Jr., John J. Ross, II, and W. Andrew Worth.

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

•	Investment Rating 5 is used for investments performing substantially below our expectations and the risks have increased substantially since origination. We expect some loss of principal.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2015 and 2014.

	As of December 31, 2015		As of December 31, 2014
Investment Rating	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
	(dollars in thousands)
1	$77,875	17.6%	$49,499	12.5%
2	268,285	60.4	297,024	74.9
3	95,981	21.7	48,814	12.3
4	1,128	0.3	1,018	0.3
5	—	—	—	—

Totals	$443,269	100.0%	$396,355	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of both December 31, 2015 and 2014 was 2.0 on a fair value basis.

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

Incentive Fee

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee, excise taxes on realized gains and any deferred organizing and offering costs). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market discount, debt instruments with payment-in-kind interest, preferred stock with payment-in-kind dividends and zero-coupon securities), accrued income that we have not yet received in cash. Our investment advisor is not under any obligation to reimburse us for any part of the incentive fee it receives that was based on accrued interest that we never actually receive.

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

Pre-incentive fee net investment income, expressed as a rate of return on the value of our weighted average net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 2.0% per quarter. If market interest rates rise, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for our investment advisor to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. Our pre-incentive fee net investment income used to calculate this part of the incentive fee is also included in the amount of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts) used to calculate the 1.75% base management fee.

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

Duration and Termination

At an in-person meeting of our board of directors on June 3, 2015, our board of directors, including a majority of the Independent Directors, unanimously voted to approve the continuation of the Investment

Advisory Agreement to June 20, 2016. Unless terminated earlier, the Investment Advisory Agreement will automatically renew for successive annual periods if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities (as that term is defined in the 1940 Act), including, in either case, approval by a majority of the Independent Directors.

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

See “Item 1A. Risk Factors — Risks Relating to our Business and Structure — We are dependent upon our investment advisor’s managing members and our executive officers for our future success. If our investment advisor was to lose any of its managing members or we lose any of our executive officers, our ability to achieve our investment objective could be significantly harmed.”

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

At an in-person meeting of our board of directors on June 3, 2015, our board of directors, including a majority of the Independent Directors, unanimously voted to approve the continuation of the Administration Agreement to June 20, 2016. Unless terminated earlier, the Administration Agreement will automatically renew for successive annual periods if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities (as that term is defined in the 1940 Act), including, in either case, approval by a majority of our Independent Directors. In making the decision to approve the continuation of the Administration Agreement, our board of directors took into account, to the extent relevant, certain information set forth above under “Investment Advisory Agreement – Duration and Termination” with respect to its consideration of the Investment Advisory Agreement.

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

An SBIC (or group of SBICs under common control) may generally have outstanding debentures guaranteed by the SBA in amounts up to two times the amount of the regulatory capital of the SBIC(s). Debentures guaranteed by the SBA have a maturity of ten years, require semi-annual payments of interest, and do not require any principal payments prior to maturity. In December 2015, the 2016 omnibus spending bill approved by Congress and signed into law by the President increased the amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding from $225.0 million to $350.0 million, subject to SBA approval.

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

Gain or loss realized by us from warrants acquired by us, as well as any loss attributable to the lapse of such warrants, generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

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

If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify as a RIC in any taxable year, unless certain cure provisions apply, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of such income will be subject to corporate-level U.S. federal income tax, reducing the amount available to be distributed to our stockholders. See “Failure To Qualify as a RIC” below.

As a RIC, we are not allowed to carry forward or carry back a net operating loss for purposes of computing our investment company taxable income in other taxable years. U.S. federal income tax law generally permits a RIC to carry forward (i) the excess of its net short-term capital loss over its net long-term capital gain for a given year as a short-term capital loss arising on the first day of the following year and (ii) the excess of its net long-term capital loss over its net short-term capital gain for a given year as a long- term capital loss arising on the first day of the following year. However, future transactions in which we may engage could cause our ability to use any capital loss carryforwards, and unrealized losses once realized, to be limited under Section 382 of the Code.

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

Failure to Qualify as a RIC

If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for such year if certain cure provisions are applicable (which may, among other things, require us to pay certain corporate-level U.S. federal taxes or to dispose of certain assets).

If we were unable to maintain our status as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would distributions be compulsory. Distributions would generally be taxable to our stockholders as dividend income to the extent of our current and accumulated earnings and profits (in the case of noncorporate U.S. stockholders, at a maximum federal income tax rate applicable to qualified dividend income of 20.0%). Subject to certain limitations under Subchapter M of the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

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

We depend on the investment expertise, skill and network of business contacts of the managing members of our investment advisor, who evaluate, negotiate, structure, execute and monitor our investments. Our future success will depend to a significant extent on the continued service and coordination of the investment professionals of our investment advisor and executive officers. Certain investment professionals and executives may not devote all of their business time to our operations and may have other demands on their time as a result of other activities. The departure of any of these individuals could have a material adverse effect on our ability to achieve our investment objective.

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

Assumed Return on Our Portfolio

(Net of Expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder(1)	(23.3)%	(13.5)%	(3.7)%	6.1%	16.0%

(1)	Assumes $485.5 million in total assets, $213.5 million in outstanding SBA debentures, $15.5 million in borrowings under the Credit Facility, and $247.4 million in net assets as of December 31, 2015 and an average cost of funds of 4.0%.

Pending legislation may allow us to incur additional leverage.

As a BDC, under the 1940 Act generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200.0% (i.e., the amount of debt may not exceed 50.0% of the value of our assets). Legislation introduced to the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the minimum asset coverage ratio from 200.0% to 150.0%. If such legislation were to pass, we would be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

In addition, in December 2015, the 2016 omnibus spending bill approved by Congress and signed into law by the President increased the amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding from $225.0 million to $350.0 million, subject to SBA approval. This new legislation may allow us to issue additional SBIC debentures above the $213.5 million of SBA-guaranteed debentures we had outstanding as of December 31, 2015. If we incur this additional indebtedness in the future, your risk of an investment in our securities may increase.

Many of our portfolio investments are recorded at fair value as determined in good faith by our board of directors, and, as a result, there is uncertainty as to the value of our portfolio investments and the valuation process for certain of our portfolio holdings creates a conflict of interest.

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

Our management and incentive fee structure may create incentives for our investment advisor that are not fully aligned with the interests of our stockholders and may encourage our investment advisor to make speculative investments.

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

The incentive fee is based, in part, upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, our investment advisor may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

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

Currently, the Company, the Funds and Fidus Credit Opportunities, LLC are the only investment vehicles managed by our investment advisor. The Investment Advisory Agreement does not limit our investment advisor’s ability to act as an investment advisor to other funds, including other BDCs, or other investment advisory clients. To the extent our investment advisor acts as an investment advisor to other funds or clients, including Fidus Credit Opportunities, LLC, we may have conflicts of interest with our investment advisor or its other clients that elect to invest in similar types of securities as those in which we invest. Members of our investment advisor’s investment committee serves or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds or other investment vehicles managed by our investment advisor. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. Our investment advisor will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with an allocation policy approved by our board of directors.

To the extent our investment adviser forms affiliates, including Fidus Credit Opportunities, LLC, we may co-invest on a concurrent basis with such affiliates, subject to compliance with applicable regulations and regulatory guidance and our allocation procedures. While we may co-invest with investment entities managed by our investment advisor or its affiliates, to the extent permitted by the 1940 Act and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investment. As a result, we, Fidus Investment Advisors, LLC, the Funds, and Fidus Credit Opportunities, LLC have applied for exemptive relief from the SEC under the 1940 Act, which, if granted, would allow additional latitude to co-invest. However, there is no assurance when, or even if, we will obtain such relief. In the event the SEC does not grant us relief, we will be limited in our ability to invest in certain portfolio companies in which Fidus Investment Advisors, LLC or any of its respective affiliates are investing or are invested. Even if we are able to obtain exemptive relief, we will be unable to participate in certain transactions originated by Fidus Investment Advisors, LLC or its respective affiliates prior to receipt of such relief.

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

The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $150.0 million, whichever is less. For three or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. If the Funds borrow the maximum amount from the SBA and thereafter require additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

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

In order to maintain our status as a RIC, we are required to distribute to our stockholders on an annual basis 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses. For this purpose, our taxable income will include the income of the Funds (and any other entities that are disregarded as separate from us for U.S. federal income tax purposes). The Funds’ ability to make distributions to us may be limited by the Small Business Investment Act of 1958. As a result, in order to maintain our status as a RIC, we may be required to make distributions attributable to the Funds’ income without receiving any corresponding cash distributions with respect to such income. We can make no assurances that the Funds will be able to make, or not be limited in making, distributions to us. If we are unable to satisfy the annual distribution requirements, we may fail to maintain our status as a RIC, which would result in the imposition of corporate-level U.S. federal income tax on our entire taxable income without regard to any distributions made by us. See “We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code.”

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

Capital markets may experience periods of disruption and instability and we cannot predict when these conditions will occur. Such market conditions could materially and adversely affect debt and equity capital markets in the United States and abroad, which could have a negative impact on our business, financial condition and results of operations.

The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In July and August 2015, Greece reached agreements with its creditors for bailouts that provide aid in exchange for certain austerity measures. These and similar austerity measures may adversely affect world economic conditions and have an adverse impact on our business and that of our portfolio companies. In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In August 2015, Chinese authorities sharply devalued China’s currency. These market and economic disruptions adversely affected, and these and other similar market and economic disruptions may in the future affect, the U.S. capital markets, which could adversely affect our business and that of our portfolio companies. These market disruptions materially and adversely affected, and may in the future affect, the broader financial and credit markets and has reduced the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, these disruptions resulted in, and may in the future result, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. These conditions may reoccur for a prolonged period of time again or materially worsen in the future, including as a result of further downgrades to the U.S. government’s sovereign credit rating or the perceived credit worthiness of the United States or other large global economies. Unfavorable economic conditions, including future recessions, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of loans we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be harmed by, among other things, the risk factors described in this annual report on Form 10-K. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could, in the future, limit our ability to pay distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, SBA regulations, state corporate laws affecting the distribution of corporate assets and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

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

Since in certain cases we may be required to recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute on an annual basis at least 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to maintain our status as a RIC. In such a case, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities to satisfy the annual distribution requirements. In such circumstances, if we are unable to obtain such cash from other sources, we may fail to maintain our status as a RIC and thus be subject to corporate-level U.S. federal income tax. See “We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code.”

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

While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline. In addition, as a BDC, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. At our Annual Stockholders Meeting on June 3, 2015, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 3, 2016 or the date of our 2016 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2016 Annual Meeting of Stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25.0% of FIC’s then outstanding common stock immediately prior to each such sale. We do not intend to issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so.

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

Additional Common Stock. Under the provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. At our Annual Stockholders Meeting on June 3, 2015, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 3, 2016 or the date of our 2016 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2016 Annual Meeting of Stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25.0% of FIC’s then outstanding common stock immediately prior to each such sale. We do not intend to sell or otherwise issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so. In any such case, however, the price at which our common stock is to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

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

Except in those instances where we have received prior exemptive relief from the SEC, we will be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors. We, our investment advisor, the Funds, and Fidus Credit Opportunities, LLC have applied for exemptive relief from the SEC under the 1940 Act, which, if granted, will permit us to co-invest with other funds managed by our investment advisor or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. There can be no assurance that any such exemptive order will be obtained. In addition, any person that owns, directly or indirectly, 5.0% or more of our outstanding voting securities is deemed our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our Independent Directors. The 1940 Act also prohibits “joint” transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our Independent Directors. If a person acquires more than 25.0% of our voting securities, we will be prohibited from buying or selling any security from or to such person, or entering into joint transactions with such person, absent the prior approval of the SEC. These restrictions could limit or prohibit us from making certain attractive investments that we might otherwise make absent such restrictions.

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

Our investment advisor also has the right to resign under the Administration Agreement, whether we have found a replacement or not. If our investment advisor resigns as our administrator, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, administrative activities are likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by our investment advisor. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

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

We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics;

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

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

Changes in healthcare laws and other regulations applicable to some of our portfolio companies’ businesses may constrain their ability to offer their products and services.

Changes in healthcare or other laws and regulations applicable to the businesses of some of our portfolio companies may occur that could increase their compliance and other costs of doing business, require significant systems enhancements, or render their products or services less profitable or obsolete, any of which could have a material adverse effect on their results of operations. There has also been an increased political and regulatory focus on healthcare laws in recent years, and new legislation could have a material effect on the business and operations of some of our portfolio companies.

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

Shares of closed-end investment companies, including BDCs, frequently trade at a discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. In addition, if our common stock trades below net asset value, we will generally not be able to issue additional common stock at the market price without first obtaining the approval of our stockholders and our Independent Directors. On June 3, 2015 our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 3, 2016 or the date of our 2016 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2016 Annual Meeting of Stockholders. Selling or otherwise issuing shares of FIC’s common stock below its then current net asset value per share would result in a dilution of FIC’s existing common stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25.0% of FIC’s then outstanding common stock immediately prior to each such sale. We do not intend to sell or otherwise issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so.

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

On June 3, 2015, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a discount from net asset value per share, as long as the cumulative number of shares sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale, for a period of one year ending on the earlier of June 3, 2016 or the date of our 2016 Annual Meeting of Stockholders. Our stockholders will be asked to vote on a similar proposal at our 2016 Annual Meeting of Stockholders. If we sell or otherwise issue shares of our common stock at a discount to net asset value, it will pose a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuances or sale. In addition, such issuances or sales may adversely affect the price at which our common stock trades. For additional information and hypothetical examples of these risks, see “Sales of Common Stock Below Net Asset Value,” and for actual dilution illustrations specific to an offering, see the prospectus supplement pursuant to which such sale is made.

Our net asset value may have changed significantly since our last valuation.

Our board of directors determines the fair value of our portfolio investments on a quarterly basis based on input from our investment advisor, our audit committee and, as to certain of our investments, a third party independent valuation firm. While the board of directors will review our net asset value per share in connection with any offering, it will not always have the benefit of input from the independent valuation firm when it does so. The fair value of various individual investments in our portfolio and/or the aggregate fair value of our investments may change significantly over time. If the fair value of our investment portfolio at December 31, 2016 is less than the fair value at the time of an offering during 2016, then we may record an unrealized loss on our investment portfolio and may report a lower net asset value per share than will be reflected in the Selected Consolidated Financial Data and the financial statements included in the prospectus supplement of that offering. If the fair value of our investment portfolio at December 31, 2016 is greater than the fair value at the time of an offering during 2016, we may record an unrealized gain on our investment portfolio and may report a greater net asset value per share than so reflected in the prospectus supplement of that offering. Upon publication of this information in connection with our announcement of operating results for our fiscal year ended December 31, 2016, the market price of our common stock may fluctuate materially, and may be substantially less than the price per share you pay for our common stock in an offering.

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

As of February 29, 2016, we had 16,300,732 shares of common stock outstanding. In August 2014, we entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which we could sell, by means of at-the-market offerings from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million (the “ATM Program”). Sales of substantial amounts of our common stock, or the availability of shares for sale, could adversely affect the prevailing market price of our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

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

The Maryland General Corporation Law contains provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. In addition, our board of directors may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock. Our charter and bylaws contain provisions that limit liability and provide for indemnification of our directors and officers. These provisions and others also may have the effect of deterring hostile takeovers or delaying changes in control or management. We are generally prohibited from engaging in mergers and other business combinations with stockholders that beneficially own 10.0% or more of the voting power of our outstanding voting stock, or with their affiliates, for five years after the most recent date on which such stockholders became the beneficial owners of 10.0% or more of the voting power of our outstanding voting stock and thereafter unless our directors and stockholders approve the business combination in the prescribed manner. See “Description of Our Capital Stock—Business Combinations.” Maryland law may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.

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

Our business and operation could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of investment strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any securities litigation or shareholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock, Holders and Distributions.

Our common stock began trading on June 21, 2011 on The NASDAQ Global Market under the symbol “FDUS.” Effective January 3, 2012, our common stock was included in the NASDAQ Global Select Market. The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or NAV, and the cash distributions per share that we have declared on our common stock for each fiscal quarter during the last two most recently completed fiscal years.

Period	NAV (1)	High Closing Sales Price	Low Closing Sales Price	Premium/ (Discount) of High Sales Price to NAV (2)	Premium/ (Discount) of Low Sales Price to NAV (2)	Distributions Per Share (3)
Year ended December 31, 2015
First Quarter	$15.18	$17.02	$14.40	12.1%	(5.1)%	$0.38
Second Quarter	15.18	16.90	14.90	11.3	(1.8)	0.40
Third Quarter	15.12	15.51	13.65	2.6	(9.7)	0.39
Fourth Quarter	15.17	14.80	13.11	(2.4)	(13.6)	0.43
Year ended December 31, 2014
First Quarter	15.22	21.99	17.86	44.5	17.3	0.38
Second Quarter	15.09	20.54	16.63	36.1	10.2	0.48
Third Quarter	15.18	20.04	16.51	32.0	8.8	0.38
Fourth Quarter	15.16	17.10	13.71	12.8	(9.6)	0.48

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.
(2)	Calculated as the difference between the respective high or low closing sales price and the quarter end net asset value divided by the quarter end net asset value.
(3)	Represents the regular and special, if applicable, distribution declared in the specified quarter. We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. See “Dividend Reinvestment Plan.”

The last reported price for our common stock on February 29, 2016 was $14.26 per share. As of February 29, 2016, we had 20 stockholders of record.

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

On February 16, 2016, our board of directors declared a regular quarterly dividend of $0.39 per share payable on March 25, 2016 to holders of record as of March 11, 2016.

In addition, during 2013 we designated approximately $8.3 million, or $0.60 per share, of our net long-term capital gains as a “deemed distribution” to stockholders of record as of December 31, 2013. We incurred approximately $2.9 million, or $0.21 per share, of U.S. federal income taxes on behalf of stockholders related to this deemed distribution. Such taxes were paid in January of 2014. There were no deemed distributions during the years 2011, 2012, 2014 or 2015.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a RIC. We cannot assure stockholders that they will receive any distributions at a particular level.

We have adopted a dividend reinvestment plan that provides for reinvestment of our distributions on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our board of directors authorizes, and we declare, a cash distribution, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, rather than receiving the cash distribution. Under the terms of our dividend reinvestment plan, dividends will primarily be paid in newly issued shares of common stock. However, we reserve the right to purchase shares in the open market in connection with the implementation of the plan. This feature of the plan means that, under certain circumstances, we may issue shares of our common stock at a price below net asset value per share, which could cause our stockholders to experience dilution.

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be sent to our U.S. stockholders of record. Our board of directors presently intends to declare and pay quarterly dividends. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

The tax character of distributions declared and paid in 2015 is described in Note 12 to our consolidated financial statements.

Stock Performance Graph

This graph compares the stockholder return on our common stock from June 21, 2011 (commencement of trading) to December 31, 2015 with that of the Russell 2000 Financial Services Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on June 21, 2011, $100 was invested in our common stock, the Russell 2000 Financial Services Index, and the Standard & Poor’s 500 Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data of FIC and its subsidiaries, including the Funds, as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, is derived from the consolidated financial statements that have been audited by RSM US LLP, independent registered public accounting firm. Financial information prior to our IPO in June 2011 is that of Fund I. This financial data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)
Statement of operations data:
Total investment income	$54,269	$46,116	$41,792	$33,849	$23,387
Interest and financing expenses	9,428	7,507	7,076	6,422	5,488
Management fees, net	7,545	5,899	5,261	4,237	3,182
Incentive fees	6,481	4,857	6,792	4,839	1,609
All other expenses	3,932	4,189	3,121	2,660	1,551

Net investment income before income taxes	27,386	23,664	19,542	15,691	11,557
Income tax provision	390	383	246	4	24

Net investment income	26,493	23,281	19,296	15,687	11,533
Net realized gains (losses) on investments	9,531	(17,029)	30,588	1,975	(12,318)
Net change in unrealized appreciation (depreciation) on investments	(10,086)	13,250	(22,188)	1,749	16,171
Income tax (provision) on realized gains on investments	39	(17)	(493)	—	—

Net increase (decrease) in net assets resulting from operations	$25,977	$19,485	$27,203	$19,411	$15,386

Per share data(1):
Net asset value (at end of period)	$15.17	$15.16	$15.35	$15.32	$14.90
Net investment income	$1.64	$1.62	$1.43	$1.54	$1.22
Net gain (loss) on investments	$(0.04)	$(0.26)	$0.58	$0.37	$0.40
Net increase in net assets resulting from operations	$1.60	$1.36	$2.01	$1.91	$1.63
Dividends (post initial public offering)	$1.60	$1.72	$1.94	$1.46	$0.64
Other data:
Weighted average annual yield on debt investments (2)	13.3%	13.4%	14.5%	15.3%	15.3%
Number of portfolio companies at year end	53	42	37	30	23
Expense ratios (as percentage of average net assets):
Operating expenses	7.3%	6.7%	7.2%	7.4%	4.7%
Interest expense	3.8%	3.4%	3.4%	4.1%	4.0%

(1)	Per share data and average net assets are presented as if the Formation Transaction and IPO had occurred on January 1, 2011.
(2)	Weighted average yields are computed using the effective interest rates for debt investments at cost as of the period end date, including accretion of original issue discount and loan origination fees, but excluding debt investments on non-accrual status, if any.

	As of December 31,
	2015	2014	2013	2012	2011
	(Dollars in Thousands)
Statement of assets and liabilities data:
Total investments at fair value	$443,269	$396,355	$306,981	$274,249	$204,745
Total assets	485,540	435,587	367,262	333,849	248,643
Borrowings	229,000	183,500	144,500	144,500	104,000
Total net assets	247,362	243,263	211,125	183,091	140,482

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

Fund I received its SBIC license on October 22, 2007 and Fund II received its SBIC license on May 28, 2013. We plan to continue to operate the Funds as SBICs, subject to SBA approval, and to utilize the proceeds of the sale of SBA-guaranteed debentures to enhance returns to our stockholders. We have also made, and continue to make, investments directly through FIC. We believe that utilizing FIC and the Funds as investment vehicles provides us with access to a broader array of investment opportunities. Based on the current capitalization of the Funds, we have approximately $11.5 million of remaining borrowing capacity under the SBIC Debenture Program and intend to fully utilize such capacity over the ensuing 3-6 months.

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

Portfolio Composition, Investment Activity and Yield

During the year ended December 31, 2015, we invested $136.4 million in debt and equity investments, including 13 new portfolio companies. These investments consisted of subordinated notes ($98.1 million, or 72.0%), senior secured loans ($28.3 million, or 20.7%), equity securities ($9.5 million, or 7.0%), warrants ($0.2 million, or 0.1%) and royalty rights ($0.3 million, or 0.2%). During the year ended December 31, 2015 we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $94.7 million. During the year ended December 31, 2014, we invested $149.8 million in debt and equity investments, including 12 new portfolio companies. These investments consisted of subordinated notes ($103.7 million, or 69.2%), senior secured loans ($33.1 million, or 22.1%), equity securities ($12.2 million, or 8.1%) and warrants ($0.8 million, or 0.6%). During the year ended December 31, 2014, we received proceeds from sales or repayments, including principal, return of capital dividends and realized gains, of $62.6 million.

As of December 31, 2015, the fair value of our investment portfolio totaled $443.3 million and consisted of 53 portfolio companies. As of December 31, 2015, one debt investment bore interest at a variable rate, which represented $8.9 million of our portfolio on a fair value basis, and the remainder of our debt portfolio was comprised of fixed rate investments. Overall, the portfolio had net unrealized depreciation of $5.1 million as of December 31, 2015. As of December 31, 2015, our average portfolio company investment at amortized cost was $9.0 million (which excludes three investments in portfolio companies that sold their operations and are in the process of winding down).

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

The weighted average yield on debt investments as of December 31, 2015 and December 31, 2014 was 13.3% and 13.4%, respectively. The weighted average yields were computed using the effective interest rates for debt investments at cost as of both December 31, 2015 and 2014, including the accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any.

The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments:

	Fair Value				Cost
	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
	(dollars in thousands)
Subordinated notes	$300,467	67.8%	$273,711	69.1%	$309,899	69.2%	$273,347	69.8%
Senior secured loans	88,485	20.0	74,286	18.7	88,505	19.7	74,486	19.0
Equity	44,899	10.1	42,886	10.8	42,651	9.5	36,623	9.4
Warrants	9,233	2.1	5,472	1.4	7,098	1.6	6,882	1.8
Royalty rights	185	—	—	—	185	—	—	—

Total	$443,269	100.0%	$396,355	100.0%	$448,338	100.0%	$391,338	100.0%

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
	(dollars in thousands)
Midwest	$119,291	26.8%	$94,572	23.9%	$116,015	25.9%	$92,721	23.7%
Southeast	107,975	24.4	113,516	28.6	113,430	25.3	113,725	29.0
Northeast	93,430	21.1	66,900	16.9	92,492	20.6	65,248	16.7
West	84,648	19.1	78,904	19.9	77,028	17.2	71,975	18.4
Southwest	37,925	8.6	42,463	10.7	49,373	11.0	47,669	12.2

Total	$443,269	100.0%	$396,355	100.0%	$448,338	100.0%	$391,338	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Healthcare products	11.4%	11.2%	10.4%	10.6%
Healthcare services	11.1	10.3	11.2	10.8
Aerospace & defense manufacturing	10.5	9.4	8.7	8.6
Transportation services	8.1	4.0	7.6	3.9
Specialty distribution	8.0	10.3	7.7	9.3
Business services	5.4	3.1	5.7	3.2
Consumer products	5.1	5.6	5.0	5.6
Utility equipment manufacturing	4.6	2.6	4.6	2.6
Building products manufacturing	4.0	3.6	3.6	3.7
Industrial cleaning & coatings	3.9	4.1	4.1	4.2
Component manufacturing	3.8	4.3	4.0	4.6
Oil & gas services	3.7	8.6	4.5	8.8

	Fair Value		Cost
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Financial services	3.1	3.7	2.8	3.4
Information technology services	3.0	2.3	3.2	2.5
Safety products manufacturing	2.4	2.7	2.4	2.7
Printing services	2.2	2.4	2.3	2.6
Restaurants	2.0	1.7	2.0	1.6
Specialty chemicals	1.7	2.2	1.9	2.2
Laundry services	1.5	1.5	1.4	1.4
Telecommunication services	1.4	—	1.3	—
Apparel distribution	1.3	1.5	1.3	1.5
Vending equipment manufacturing	0.8	—	0.9	—
Electronic components supplier	0.4	0.4	0.3	0.4
Retail	0.3	2.7	0.2	2.6
Commercial cleaning	0.2	0.2	0.2	0.2
Retail cleaning	0.1	1.1	2.7	2.7
Specialty cracker manufacturing	—	0.5	—	0.3

Total	100.0%	100.0%	100.0%	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of December 31, 2015 and December 31, 2014:

	As of December 31, 2015		As of December 31, 2014
Investment Rating	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
	(dollars in thousands)
1	$77,875	17.6%	$49,499	12.5%
2	268,285	60.4	297,024	74.9
3	95,981	21.7	48,814	12.3
4	1,128	0.3	1,018	0.3
5	—	—	—	—

Totals	$443,269	100.0%	$396,355	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of both December 31, 2015 and 2014 was 2.0 on a fair value basis.

Non-Accrual

As of December 31, 2015, we had debt investments in one portfolio company on non-accrual status, which had an aggregate cost and fair value of $5.2 million and $0.6 million, respectively. For the year ended December 31, 2015, we recognized unrealized depreciation on non-accrual investments of $4.4 million, respectively. As of December 31, 2014, we had no investments on non-accrual status.

Discussion and Analysis of Results of Operations

Comparison of fiscal years ended December 31, 2015 and December 31, 2014

Investment Income

For the year ended December 31, 2015, total investment income was $54.3 million, an increase of $8.2 million, or 17.7%, over the $46.1 million of total investment income for the year ended December 31, 2014. The increase was primarily attributable to a $10.3 million increase in interest income resulting largely from higher average levels of debt investments outstanding, which was partially offset by a $1.1 million decrease in dividend income due to lower average levels of income producing equity investments outstanding and a $1.1 million decrease in fee income resulting from lower levels of investment activity for the year ended December 31, 2015, as compared to the year ended December 31, 2014.

Expenses

For the year ended December 31, 2015, total expenses, including income tax provision, were $27.8 million, an increase of $4.9 million or 21.6%, over the $22.8 million of total expenses, including income tax provision, for the year ended December 31, 2014. Interest and financing expenses for the year ended December 31, 2015 were $9.4 million, an increase of $1.9 million or 25.6%, compared to $7.5 million for the year ended December 31, 2014 as a result of higher average balances of SBA debentures outstanding during 2015 and interest and commitment fees related to the Credit Facility. The base management fee increased $1.6 million, or 27.9%, to $7.5 million for the year ended December 31, 2015 due to higher average total assets less cash and cash equivalents for the year ended December 31, 2015 than the fiscal year 2014. The incentive fee for the year ended December 31, 2015 was $6.5 million, a $1.6 million, or 33.4%, increase from the $4.9 million incentive fee for the year ended December 31, 2014 which was the result of a $1.0 million increase in the income incentive fee to $6.6 million and the reversal of previously accrued capital gains incentive fees totaling $0.1 million during the year ended December 31, 2015 compared to a capital gains incentive fee reversal of $0.7 million during the fiscal year 2014. The administrative service fee, professional fees and other general and administrative expenses totaled $3.9 million for the year December 31, 2015 compared to a total of $4.2 million for the year ended December 31, 2014.

Net Investment Income

Net investment income for the year ended December 31, 2015 was $26.5 million, which was an increase of $3.2 million, or 13.8%, compared to net investment income of $23.3 million during the year ended December 31, 2014 as a result of the $8.2 million increase in total investment income and the $4.9 million increase in total expenses, including income tax provision.

Net Increase in Net Assets Resulting From Operations

For the year ended December 31, 2015, the total net realized gain on investments was $9.5 million. Significant realized gains for the year ended December 31, 2015 are summarized below:

Portfolio Company	Realization Event	Realized Gains (Losses) (in millions)
Connect-Air International, Inc.	Exit of portfolio company	$5.5
ACFP Acquisition Company, Inc.	Distribution related to sale of operations	2.3
Westminster Cracker Company, Inc.	Distribution related to sale of operations	1.5
Acentia, LLC	Exit of portfolio company	<(0.1)
Other		0.2

Total		$9.5

For the year ended December 31, 2014, the total net realized loss on investments was $17.0 million and was comprised of $3.3 million in gross realized gains and $20.3 million in gross realized losses. Significant realized gains and (losses) are summarized below:

Portfolio Company	Realization Event	Net Realized Gains (Losses) (in millions)
Nobles Manufacturing, Inc.	Exit of portfolio company	$1.7
Brook Furniture Rental, Inc.	Exit of portfolio company	0.9
Apex Microtechnology, Inc.	Repayment of debt in full	0.2
S.B. Restaurant Co. (dba Elephant Bar)	Exit of portfolio company	(8.0)
Avrio Technology Group, LLC	Exit of portfolio company	(12.3)
Other		0.5

Total		$(17.0)

During the year ended December 31, 2015, we recorded a net change in unrealized depreciation on investments of $10.1 million attributable to (i) the reversal of net unrealized appreciation on investments of $4.7 million related to the exit or sale of investments, resulting in unrealized depreciation, (ii) net unrealized depreciation of $9.3 million on debt investments and (iii) net unrealized appreciation of $3.9 million on equity investments. During the year ended December 31, 2014, we recorded a net change in unrealized appreciation on investments of $13.3 million attributable to (i) the reversal of net unrealized depreciation on investments of $11.0 million related to the exit or sale of investments, resulting in unrealized appreciation, (ii) net unrealized depreciation of $0.8 million on debt investments and (iii) net unrealized appreciation of $3.1 million on equity investments.

As a result of these events, our net increase in net assets resulting from operations during the year ended December 31, 2015 was $26.0 million, or an increase of $6.5 million, or 33.3%, compared to a net increase in net assets resulting from operations of $19.5 million during the prior year period.

Comparison of years ended December 31, 2014 and December 31, 2013

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

Net Increase in Net Assets Resulting From Operations

For the year ended December 31, 2014, the total net realized loss on investments was $17.0 million and was comprised of $3.3 million in gross realized gains and $20.3 million in gross realized losses. Significant realized gains and (losses) are summarized below:

Portfolio Company	Realization Event	Net Realized Gains (Losses) (in millions)
Nobles Manufacturing, Inc.	Exit of portfolio company	$1.7
Brook Furniture Rental, Inc.	Exit of portfolio company	0.9
Apex Microtechnology, Inc.	Repayment of debt in full	0.2
S.B. Restaurant Co. (dba Elephant Bar)	Exit of portfolio company	(8.0)
Avrio Technology Group, LLC	Exit of portfolio company	(12.3)
Other		0.5

Total		$(17.0)

For the year ended December 31, 2013, the total realized gain on investments was $30.6 million. Significant realized gains and (losses) for the year ended December 31, 2013 are summarized below:

Portfolio Company	Realization Event	Net Realized Gains (Losses) (in millions)
Worldwide Express Operations, LLC	Restructuring	$22.2
Tulsa Inspection Resources, Inc.	Exit of portfolio company	3.9
Goodrich Quality Theaters, Inc.	Exit of portfolio company	2.6
Caldwell & Gregory, LLC	Restructuring	1.4
Other		0.5

Total		$30.6

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

Liquidity and Capital Resources

As of December 31, 2015, we had $31.7 million in cash and cash equivalents and our net assets totaled $247.4 million. We believe that our current cash and cash equivalents on hand, our continued access to SBA-guaranteed debentures, our Credit Facility and our anticipated cash flows from operations will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of securities (including the ATM Program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders.

Cash Flows

For the year ended December 31, 2015, we experienced a net increase in cash and cash equivalents in the amount of $2.3 million. During that period, we used $19.5 million of cash for operating activities, primarily for the funding of $136.4 million of investments, which was partially offset by the proceeds from sales and repayments of investments of $94.7 million. During the same period, we received $21.8 million for financing activities resulting from proceeds received from stock offerings, net of expenses, of $3.2 million, proceeds from the issuance of SBA debentures of $40.0 million and net borrowings under the Credit Facility of $5.5 million, which were partially offset by cash dividends paid to stockholders of $25.0 million and the payment of deferred financing costs totaling $1.8 million.

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

The Funds are licensed SBICs, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 200.0% of an SBIC’s regulatory capital or $150.0 million, whichever is less. For three or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of December 31, 2015, Fund I had $150.0 million of outstanding SBA debentures and cannot issue additional SBA debentures. As of December 31, 2015, Fund II had $63.5 million of outstanding SBA debentures. Based on its $37.5 million of regulatory capital as of December 31, 2015, Fund II has the current capacity to issue up to an additional $11.5 million of SBA debentures. Subject to SBA regulatory requirements and approval, we may access up to $125.0 million of additional SBA debentures under the SBIC Debenture Program. For more information on the SBA debentures, please see Note 6 to our consolidated financial statements.

In June 2014, we entered into the Credit Facility to provide additional funding for our investment and operational activities. The Credit Facility, which matures on June 16, 2018, had an initial commitment of $30.0 million and an accordion feature that allows for an increase in the total commitments up to $75.0 million, subject to certain customary conditions. The Credit Facility is secured primarily by our assets, excluding the assets of the Funds.

On December 19, 2014, we amended the Credit Facility to (i) increase the commitment from $30.0 million to $50.0 million (ii) allow FIC to buy-back up to $10.0 million of our common stock subject to the satisfaction of specified financial covenants and conditions. The Credit Facility continues to have an accordion feature which allows for an increase in the total commitment up to $75.0 million.

Amounts available to borrow under the Credit Facility are subject to a minimum borrowing/collateral base that applies an advance rate to certain portfolio investments. We are subject to limitations with respect to the investments securing the Credit Facility, including, but not limited to, restrictions on sector concentrations, loan size, payment frequency and status and collateral interests, as well as restrictions on portfolio company leverage, which may also affect the borrowing base and therefore amounts available to borrow.

Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the alternate base rate plus 2.5% or (ii) the applicable LIBOR rate plus 3.5%. The alternate base rate is equal to the greater of (i) prime rate, (ii) the federal funds rate plus 0.5% or (iii) the three-month LIBOR rate plus 1.0%. We pay a commitment fee ranging from 0.5% to 1.0% per annum based on the size of the unused portion of the Credit Facility.

We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of December 31, 2015, we were in compliance with all covenants of the Credit Facility and there was $15.5 million outstanding under the Credit Facility.

As of December 31, 2015, the weighted average interest rate for all SBA debentures and borrowings outstanding under the Credit Facility was 4.0%.

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

•

our board of directors engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result it is not in our stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where we determine that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. Our board of directors consulted with the independent valuation firm(s) in arriving at our determination of fair value for 16 and 9 of our portfolio company investments representing 43.0% and 20.7% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended December 31, 2015 and 2014, respectively) as of December 31, 2015 and 2014, respectively;

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

Interest and dividend income. Interest and dividend income are recorded on the accrual basis to the extent that we expect to collect such amounts. Interest and dividend income is accrued daily based on the outstanding principal amount and the contractual terms of the debt or preferred equity investment. Dividend income is recorded at the point an obligation exists for the portfolio company to make a distribution. Distributions from portfolio companies are evaluated to determine if the distribution is a distribution of earnings or a return of capital.

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

Non-accrual. When there is reasonable doubt that principal, interest or dividends will be collected, loans or preferred equity investments are placed on non-accrual status and we will generally cease recognizing interest or dividend income. Interest and dividend payments received on non-accrual investments may be recognized as interest or dividend income or applied to the investment principal balance based on management’s judgment. Non-accrual investments are restored to accrual status when past due principal, interest or dividends are paid and, in management’s judgment, are likely to remain current.

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

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-14, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017 and early application is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact this ASU will have on our consolidated financial position or disclosures.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of December 31, 2015, we had off-balance sheet arrangements consisting of six unfunded revolving loan commitments totaling $4.7 million to portfolio companies and three unfunded loan commitments totaling $5.4 million to portfolio companies. As of December 31, 2014, we had off-balance sheet arrangements consisting of consisting of five unfunded revolving loan commitments totaling $4.1 million to portfolio companies and two unfunded loan commitment totaling $5.4 million to a portfolio company.

Contractual Obligations

As of December 31, 2015 our future fixed commitments for cash payments are as follows:

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(Dollars in thousands)
SBA debentures	$213,500	$—	$36,700	$55,250	$121,550
Interest due on SBA debentures	42,472	8,254	15,490	9,274	9,454
Credit Facility borrowings	15,500	—	15,500	—	—
Interest and fees due on Credit Facility(1)	1,451	667	784	—	—

Total	$272,923	$8,921	$68,474	$64,524	$131,004

(1)	Amounts represent (i) commitment fees on the unused portion of Credit Facility calculated at a rate of 1.0% of the unused amount as of December 31, 2015, which was $34.5 million, (ii) interest expense calculated at a weighted average interest rate of 3.9% of outstanding borrowings under the Credit Facility as of December 31, 2015, which were $15.5 million and (iii) annual agency fees due to the Credit Facility administrative agent.

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

Edward H. Ross, our Chairman and Chief Executive Officer and Thomas C. Lauer, one of our directors, are managers of Fidus Investment Advisors, LLC. In May 2015, Fidus Investment Advisors, LLC entered into a combination with Fidus Partners, LLC (the “Combination”), by which members of Fidus Investment Advisors LLC and Fidus Partners, LLC (“Partners”) contributed all of their respective membership interest in Fidus Investment Advisors LLC and Partners to a newly formed limited liability company, Fidus Group Holdings, LLC (“Holdings”). As a result, Fidus Investment Advisors LLC is a wholly-owned subsidiary of Holdings, which is a newly formed limited liability company organized under the laws of Delaware.

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

Recent Developments

On January 15, 2016, we invested $10.5 million in the subordinated notes and common equity of OMC Investors, LLC, doing business as Ohio Medical Corporation, a manufacturer and distributer of medical suction and oxygen therapy products and source equipment.

On January 27, 2016, we filed an exemptive application with the SEC to permit us to co-invest with funds or entities managed by our investment adviser in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. Any such order, if granted by the SEC, will be subject to certain terms and conditions. Furthermore, there is no assurance when, or if, this application for exemptive relief will be granted by the SEC.

On January 28, 2016, we announced that our board of directors authorized an open market stock repurchase program (the “Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Program, we may, but are not obligated to, repurchase our outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Exchange Act, including certain price, market volume and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by the Company’s management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. Unless extended by our board of directors, we expect that the Program will be in effect until January 22, 2017, or until the approved dollar amount has been used to repurchase shares. The program does not require us to repurchase any specific number of shares and Fidus cannot assure that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time.

On January 29, 2016, we exited our debt and warrant investments in Continental Anesthesia Management, LLC in connection with the sale of the portfolio company. We received payment in full on our subordinated notes and recognized a loss of approximately $0.3 million on our warrant investment.

On February 1, 2016, we exited our debt and equity investments in X5 Opco LLC. We received payment in full on our senior secured loan, including a prepayment penalty, and sold our equity at a price approximating cost.

On February 16, 2016, we exited our debt investment in Stagnito Partners, LLC. We received payment in full on our senior secured loan, including a prepayment penalty.

On February 16, 2016, the board of directors declared a regular quarterly dividend of $0.39 per share, which is payable on March 25, 2016 to stockholders of record as of March 11, 2016.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. As of December 31, 2015, one debt investment bore interest at a variable rate, which represented $8.9 million of our portfolio on a fair value basis, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. As of December 31, 2014, our debt portfolio was comprised entirely of fixed rate investments. Assuming that the consolidated statements of assets and liabilities as of December 31, 2015 and 2014 were to remain constant, a hypothetical 100 basis point change in interest rates would not have a material effect on our level of interest income from debt investments. Our pooled SBA debentures bear interest at fixed rates. Our Credit Facility bears interest, subject to our election, on a per annum basis equal to (i) the alternate base rate plus 2.5% or (ii) the applicable LIBOR rate plus 3.5%. The alternate base rate is equal to the greater of (i) prime rate, (ii) the federal funds rate plus 0.5% or (iii) the three-month LIBOR rate plus 1.0%.

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

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Fidus Investment Corporation and Subsidiaries

We have audited Fidus Investment Corporation and Subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Fidus Investment Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Fidus Investment Corporation and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2015, and our report dated March 3, 2016 expressed an unqualified opinion.

/s/ RSM US LLP

Chicago, Illinois

March 3, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Fidus Investment Corporation and Subsidiaries

We have audited the accompanying consolidated statements of statement of assets and liabilities, including the consolidated schedules of investments, of Fidus Investment Corporation and Subsidiaries (collectively, the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of December 31, 2015 and 2014, by correspondence with the custodian, loan agent, or borrower or by other appropriate procedures where replies from the custodian, loan agent or borrower were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidus Investment Corporation and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fidus Investment Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 3, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ RSM US LLP

Chicago, Illinois

March 3, 2016

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(In thousands, except shares and per share data)

	December 31, 2015	December 31, 2014
ASSETS
Investments, at fair value
Control investments (cost: $12,042 and $10,460, respectively)	$618	$4,244
Affiliate investments (cost: $105,930 and $81,979, respectively)	111,846	86,200
Non-control/non-affiliate investments (cost: $330,366 and $298,899, respectively)	330,805	305,911

Total investments, at fair value (cost: $448,338 and $391,338, respectively)	443,269	396,355
Cash and cash equivalents	31,657	29,318
Interest receivable	4,520	4,460
Deferred financing costs (net of accumulated amortization of $3,794 and $2,784, respectively)	4,872	4,567
Prepaid expenses and other assets	1,222	887

Total assets	$485,540	$435,587

LIABILITIES
SBA debentures	$213,500	$173,500
Borrowings under credit facility	15,500	10,000
Accrued interest and fees payable	2,840	2,853
Due to affiliates	5,762	5,395
Taxes payable	400	328
Accounts payable and other liabilities	176	248

Total liabilities	238,178	192,324

Commitments and contingencies (Note 7)

NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 16,300,732 and 16,051,037 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively)	16	16
Additional paid-in capital	246,307	243,008
Undistributed net investment income	13,887	12,433
Accumulated net realized (loss) gain on investments, net of taxes and distributions	(6,145)	(15,999)
Accumulated net unrealized (depreciation) appreciation on investments	(6,703)	3,805

Total net assets	247,362	243,263

Total liabilities and net assets	$485,540	$435,587

Net asset value per common share	$15.17	$15.16

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations

(In thousands, except shares and per share data)

	Years Ended December 31,
	2015	2014	2013
Investment income:
Interest income
Control investments	$220	$86	$1,648
Affiliate investments	10,400	9,738	8,969
Non-control/non-affiliate investments	39,973	30,473	27,033

Total interest income	50,593	40,297	37,650
Dividend income
Affiliate investments	412	150	139
Non-control/non-affiliate investments	548	1,865	1,539

Total dividend income	960	2,015	1,678
Fee income
Control investments	—	—	176
Affiliate investments	591	584	337
Non-control/non-affiliate investments	2,072	3,193	1,801

Total fee income	2,663	3,777	2,314
Interest on idle funds and other income	53	27	150

Total investment income	54,269	46,116	41,792

Expenses:
Interest and financing expenses	9,428	7,507	7,076
Base management fee	7,545	5,899	5,261
Incentive fee	6,481	4,857	6,792
Administrative service expenses	1,465	1,772	1,155
Professional fees	1,255	1,182	851
Other general and administrative expenses	1,212	1,235	1,115

Total expenses	27,386	22,452	22,250

Net investment income before income taxes	26,883	23,664	19,542
Income tax provision	390	383	246

Net investment income	26,493	23,281	19,296

Net realized and unrealized gains (losses) on investments:
Realized gains on control investments	—	—	22,231
Net realized gains (losses) on affiliate investments	1,686	(12,121)	—
Net realized gains (losses) on non-control/non-affiliate investments	7,845	(4,908)	8,357
Net change in unrealized (depreciation) appreciation on investments	(10,086)	13,250	(22,188)
Income tax benefit (provision) from realized gains on investments	39	(17)	(493)

Net (loss) gain on investments	(516)	(3,796)	7,907

Net increase in net assets resulting from operations	$25,977	$19,485	$27,203

Per common share data:
Net investment income per share-basic and diluted	$1.64	$1.62	$1.43

Net increase in net assets resulting from operations per share-basic and diluted	$1.60	$1.36	$2.01

Dividends paid per share	$1.60	$1.72	$1.94

Weighted average number of shares outstanding - basic and diluted	16,201,449	14,346,438	13,524,368

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets

(In thousands, except shares)

	Common Stock		Additional Paid in Capital	Undistributed Net Investment Income	Accumulated Net Realized (Loss) Gain on Investments, net of taxes and distributions	Accumulated Net Unrealized (Depreciation) Appreciation on Investments	Total Net Assets
	Number of Shares	Par Value
Balances at December 31, 2012	11,953,847	$12	$177,498	$455	$1,493	$3,633	$183,091
Public offerings of common stock, net of expenses	1,725,000	2	28,855	—	—	—	28,857
Shares issued under dividend reinvestment plan	76,385	—	1,464	—	—	—	1,464
Net increase in net assets resulting from operations	—	—	—	19,296	20,985	(13,078)	27,203
Dividends declared	—	—	—	(16,603)	(10,000)	—	(26,603)
Deemed distribution	—	—	5,363	—	(8,250)	—	(2,887)
Tax reclassificaiton of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(7,057)	73	6,984	—	—

Balances at December 31, 2013	13,755,232	14	206,123	3,221	11,212	(9,445)	211,125
Public offerings of common stock, net of expenses	2,241,767	2	36,540	—	—	—	36,542
Shares issued under dividend reinvestment plan	54,038	—	935	—	—	—	935
Net increase in net assets resulting from operations	—	—	—	23,281	(17,046)	13,250	19,485
Dividends declared	—	—	—	(14,435)	(10,389)	—	(24,824)
Tax reclassificaiton of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(590)	366	224	—	—

Balances at December 31, 2014	16,051,037	16	243,008	12,433	(15,999)	3,805	243,263
Public offerings of common stock, net of expenses	190,623	—	3,170	—	—	—	3,170
Shares issued under dividend reinvestment plan, net of expenses	59,072	—	899	—	—	—	899
Net increase in net assets resulting from operations	—	—	—	26,493	9,992	(10,508)	25,977
Dividends declared	—	—	—	(25,947)	—	—	(25,947)
Tax reclassificaiton of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(770)	908	(138)	—	—

Balances at December 31, 2015	16,300,732	$16	$246,307	$13,887	$(6,145)	$(6,703)	$247,362

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$25,977	$19,485	$27,203
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used for) operating activities:
Net change in unrealized depreciation on investments	10,086	(13,250)	22,188
Net realized (gain) loss on investments	(9,531)	17,029	(30,588)
Interest and dividend income paid-in-kind	(5,170)	(5,617)	(5,811)
Accretion of original issue discount	(578)	(643)	(1,081)
Accretion of loan origination fees	(797)	(529)	(407)
Purchase of investments	(136,380)	(149,814)	(149,095)
Proceeds from sales and repayments of investments	94,686	62,643	131,199
Proceeds from loan origination fees	770	807	863
Amortization of deferred financing costs	1,010	681	512
Changes in operating assets and liabilities:
Interest receivable	(60)	(1,973)	820
Prepaid expenses and other assets	(335)	337	(387)
Accrued interest and fees payable	487	155	61
Due to affiliates	367	(187)	1,936
Taxes payable	72	(356)	684
Accounts payable and other liabilities	(72)	(38)	(189)

Net cash (used for) operating activities	(19,468)	(71,270)	(2,092)

Cash Flows from Financing Activities:
Proceeds from stock offerings, net of expenses	3,170	36,542	28,857
Proceeds received from SBA debentures	40,000	29,000	—
Net proceeds received from borrowings under credit facility	5,500	10,000	—
Payment of deferred financing costs	(1,815)	(1,596)	(250)
Dividends paid to stockholders, including expenses	(25,048)	(23,889)	(25,139)
Taxes paid on deemed distribution	—	(2,887)	—

Net cash provided by financing activities	21,807	47,170	3,468

Net increase (decrease) in cash and cash equivalents	2,339	(24,100)	1,376

Cash and cash equivalents:
Beginning of period	29,318	53,418	52,042

End of period	$31,657	$29,318	$53,418

Supplemental disclosure of cash flow information:
Cash payments for interest	$7,931	$6,670	$6,503
Cash payments for taxes, net of tax refunds received	$279	$3,471	$55
Non-cash financing activities:
Shares issued under dividend reinvestment plan	$901	$935	$1,464

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2015

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Aerospace & Defense Manufacturing
FDS Avionics Corp.
(dba Flight Display Systems)
Subordinated Note	12.3%/0.0%	4/1/2020	$5,200	$5,180	$5,200
Common Equity (200 units) (i)				2,000	1,468

				7,180	6,668	3%

Lightning Diversion Systems, LLC
Senior Secured Loan	9.5%/0.0%	12/20/2018	9,198	9,165	9,198
Revolving Loan ($1,000 commitment) (h)	9.5%/0.0%	12/20/2018	—	(1)	(1)
Common Equity (600,000 units)				—	2,429

				9,164	11,626	5%
Malabar International (k)
Subordinated Note (j)	12.5%/2.5%	5/21/2017	7,450	7,436	7,450
Preferred Equity (1,494 shares) (f)	6.0%/0.0%	11/21/2017		1,994	4,808

				9,430	12,258	5%

Simplex Manufacturing Co.
Subordinated Note	14.0%/0.0%	5/1/2016	4,550	4,550	4,550
Warrant (24 shares)				710	3,359

				5,260	7,909	3%

Steward Holding LLC (k)
(dba Steward Advanced Materials)
Subordinated Note	12.0%/2.3%	5/12/2021	7,022	6,987	6,987
Common Equity (1,000,000 units)				1,000	1,000

				7,987	7,987	3%

Apparel Distribution
Jacob Ash Holdings, Inc.
Subordinated Note (j)	13.0%/4.0%	6/30/2018	4,000	3,994	4,000
Subordinated Note	13.0%/0.0%	6/30/2018	963	956	963
Preferred Equity (66,138 shares) (f)	0.0%/15.0%	6/30/2018		924	926
Warrant (63,492 shares)				67	—

				5,941	5,889	2%

Building Products Manufacturing
The Wolf Organization, LLC
Common Equity (175 shares)				1,750	2,514	1%

US GreenFiber, LLC
Subordinated Note (j)	12.5%/0.0%	1/2/2019	14,000	13,952	14,000
Common Equity (1,667 units) (g)(i)				500	1,170

				14,452	15,170	6%

Business Services
Inflexxion, Inc. (k)
Senior Secured Loan	12.5%/0.0%	12/16/2019	3,950	3,931	3,470
Revolving Loan ($1,000 commitment) (i)	12.5%/0.0%	12/16/2019	150	146	132
Preferred Equity (1,400 units)				1,400	—

				5,477	3,602	1%

Plymouth Rock Energy, LLC
Senior Secured Loan	11.8%/0.0%	5/14/2017	6,000	5,984	6,000	2%

Stagnito Partners, LLC (dba Stagnito Business Information)
Senior Secured Loan (i)	12.0%/0.0%	6/30/2018	6,361	6,290	6,361	3%

Vanguard Dealer Services, L.L.C.
Subordinated Note ($9,850 commitment) (j)	12.3%/0.0%	1/30/2021	7,350	7,310	7,310
Common Equity (6,000 shares)				600	600

				7,910	7,910	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2015

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Commercial Cleaning
Premium Franchise Brands, LLC
Preferred Equity (1,054,619 shares)				$832	$717	0%

Component Manufacturing
Channel Technologies Group, LLC
Subordinated Note	11.0%/1.8%	4/10/2019	7,000	6,963	6,253
Preferred Equity (612 units) (g)(i)				1,139	548
Common Equity (612,432 units) (g)(i)				—	—

				8,102	6,801	3%
Toledo Molding & Die, Inc.
Subordinated Note (i)	10.5%/0.0%	12/18/2018	10,000	9,889	10,000	4%

Consumer Products
Grindmaster Corporation
Subordinated Note	11.5%/0.0%	10/31/2019	10,500	10,465	10,500	4%

World Wide Packaging, LLC (k)
Subordinated Note (i)	12.0%/1.0%	10/26/2018	10,265	10,239	10,277
Common Equity (1,517,573 units) (g)(i)				1,518	2,043

				11,757	12,320	5%

Electronic Components Supplier
Apex Microtechnology, Inc. (k)
Warrant (2,293 shares)				220	274
Common Equity (11,690 shares)				1,169	1,425

				1,389	1,699	1%

Financial Services
National Truck Protection Co., Inc.
Senior Secured Loan	13.5%/2.0%	9/13/2018	11,989	11,944	11,989
Common Equity (1,109 shares)				758	1,705

				12,702	13,694	6%

Healthcare Products
Allied 100 Group, Inc.
Subordinated Note (j)	11.5%/0.0%	5/26/2020	13,000	12,948	13,000
Common Equity (1,250,000 units) (i)				1,250	1,223

				14,198	14,223	6%
Anatrace Products, LLC
Subordinated Note	13.0%/1.3%	6/23/2021	6,500	6,480	6,480
Common Equity (360,000 shares) (i)				—	148

				6,480	6,628	3%
MedPlast, LLC
Subordinated Note (i)	11.0%/1.5%	3/31/2019	10,338	10,294	10,338
Preferred Equity (188 shares) (f)(i)	0.0%/8.0%	3/31/2019		223	223
Common Equity (3,728 shares) (i)				62	103

				10,579	10,664	4%
Pfanstiehl, Inc. (k)
Subordinated Note	12.0%/2.0%	9/29/2018	6,208	6,178	6,208
Common Equity (8,500 units) (i)				850	4,280

				7,028	10,488	4%
Six Month Smiles Holdings, Inc.
Subordinated Note (i)	12.0%/1.8%	7/31/2020	8,106	8,077	8,106	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2015

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Healthcare Services
Continental Anesthesia Management, LLC
Senior Secured Loan	10.0%/4.0%	4/15/2016	$10,676	$10,676	$10,676
Warrant (263 shares)				276	—

				10,952	10,676	4%

Medsurant Holdings, LLC (k)
Subordinated Note	12.3%/0.0%	6/18/2021	6,267	6,211	6,211
Preferred Equity (126,662 units) (g)				1,346	1,515
Warrant (505,176 units) (g)				4,516	5,237

				12,073	12,963	5%
Microbiology Research Associates, Inc. (k)
Senior Secured Loan	6.0%/0.0%	5/13/2020	3,750	3,734	3,750
Revolving Loan ($500 commitment) (h)(i)	6.0%/0.0%	5/13/2020	—	(2)	—
Subordinated Note	12.5%/0.0%	11/13/2020	6,250	6,222	6,250
Common Equity (1,000,000 units) (i)				1,000	1,444

				10,954	11,444	5%
Oaktree Medical Centre, P.C.
(dba Pain Management Associates)
Senior Secured Loan (i)	8.5%/0.0%	1/1/2018	560	570	589
Senior Secured Loan (i)	16.0%/0.0%	1/1/2018	5,379	5,458	5,454
Revolving Loan ($500 commitment) (i)	8.5%/0.0%	1/1/2018	250	257	263

				6,285	6,306	3%
United Biologics, LLC
Subordinated Note	12.0%/2.0%	3/5/2017	8,523	8,360	7,932
Preferred Equity (98,377 units) (g)(i)				1,069	—
Warrant (57,469 units)				566	—

				9,995	7,932	3%

Industrial Cleaning & Coatings
K2 Industrial Services, Inc.
Subordinated Note	8.8%/6.4%	5/23/2017	17,118	17,086	16,718
Preferred Equity - Series A (1,200 shares)				1,200	271
Preferred Equity - Series B (74 shares)				68	78

				18,354	17,067	7%

Information Technology Services
FTH Acquisition Corp. VII
Subordinated Note	13.0%/0.0%	2/28/2017	8,352	8,352	8,236
Preferred Equity (887,122 shares)				887	—

				9,239	8,236	3%
inthinc Technology Solutions, Inc.
Subordinated Note ($5,000 commitment)	12.5%/0.0%	4/24/2020	4,000	3,979	3,979
Subordinated Note	0.0%/12.5%	4/24/2020	1,039	861	861
Royalty Rights		4/24/2020		185	185

				5,025	5,025	2%

Laundry Services
Caldwell & Gregory, LLC
Subordinated Note	11.5%/1.0%	11/30/2018	1,539	1,523	1,539
Subordinated Note	0.0%/12.0%	5/31/2019	4,072	3,897	4,072
Common Equity (500,000 units) (g)				500	651
Warrant (242,121 units) (g)				242	316

				6,162	6,578	3%

Oil & Gas Services
IOS Acquisitions, Inc. (n)
Common Equity (2,152 units) (i)				109	21	0%

Pinnergy, Ltd.
Subordinated Note (j)	10.5%/1.8%	1/24/2020	20,000	19,945	16,440	7%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2015

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Printing Services
Brook & Whittle Limited
Subordinated Note	12.0%/4.8%	12/31/2016	$7,655	$7,655	$7,361
Subordinated Note	12.0%/2.0%	12/31/2016	2,296	2,296	2,151
Warrant (1,051 shares)				285	—
Common Equity - Series A (148 shares)				110	—
Common Equity - Series D (527 shares)				53	77

				10,399	9,589	4%

Restaurants
ACFP Management, Inc. (n)
Common Equity (1,000,000 units) (i)				—	—	0%

Cardboard Box LLC
(dba Anthony’s Coal Fired Pizza)
Common Equity (521,021 units) (i)				521	521	0%

Restaurant Finance Co, LLC
Senior Secured Loan ($10,500 commitment) (j)	12.0%/4.0%	7/31/2020	8,443	8,410	8,443	3%

Retail
EBL, LLC (EbLens)
Common Equity (750,000 units) (g)(i)				750	1,389	1%

Retail Cleaning
Paramount Building Solutions, LLC (l)
Subordinated Note (m)	0.0%/18.0%	12/31/2017	625	625	618
Subordinated Note (m)	0.0%/15.0%	12/31/2017	275	275	—
Subordinated Note (m)	0.0%/10.0%	12/31/2017	1,376	1,376	—
Subordinated Note (m)	0.0%/14.0%	12/31/2017	2,927	2,927	—
Warrant (1,086,035 units) (g)				—	—
Preferred Equity (5,000,000 units) (g)				5,339	—
Common Equity (107,143 units) (g)				1,500	—

				12,042	618	0%

Safety Products Manufacturing
Safety Products Group, LLC (k)
Subordinated Note	12.0%/1.5%	12/30/2018	10,000	9,974	10,000
Preferred Equity (749 units) (g)(i)				749	834
Common Equity (676 units) (g)(i)				1	—

				10,724	10,834	4%

Specialty Chemicals
FAR Research Inc. (k)
Senior Secured Loan (j)	11.8%/1.0%	3/31/2019	7,448	7,423	7,448
Revolving Loan ($1,750 commitment) (i)	11.8%/1.0%	3/31/2019	137	131	136
Common Equity (10 units)				1,000	161

				8,554	7,745	3%

Specialty Cracker Manufacturing
Westminster Cracker Company, Inc. (k)(n)
Common Equity (1,307,262 units)				—	191	0%

Specialty Distribution
Carlson Systems Holdings, Inc.
Subordinated Note (j)	12.0%/0.0%	5/20/2020	21,000	20,912	21,000
Common Equity (15,000 units) (i)				1,500	2,079

				22,412	23,079	9%

Virginia Tile Company, LLC
Subordinated Note (j)	12.3%/0.0%	5/19/2020	12,000	11,952	12,000
Common Equity (20 shares)				250	559

				12,202	12,559	5%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2015

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Telecommunication Services
X5 Opco LLC
Senior Secured Loan	12.0%/0.0%	3/24/2020	$5,500	$5,477	$5,665
Revolving Loan ($500 commitment) (h)	12.0%/0.0%	3/24/2020	—	—	—
Preferred Equity (5,000 units) (f)(g)(i)	0.0%/8.0%			531	350

				6,008	6,015	2%

Transportation Services
Cavallo Bus Lines Holdings, LLC
Subordinated Note	12.0%/3.0%	4/26/2021	8,250	8,210	8,210	3%

US Pack Logistics LLC
Subordinated Note	12.0%/1.8%	9/27/2020	10,299	10,255	10,299
Common Equity (5,357 units) (g)(i)				536	483

				10,791	10,782	4%

Worldwide Express Operations, LLC
Subordinated Note	11.5%/1.0%	8/1/2020	12,805	12,723	12,806
Common Equity (2,500,000 units) (g)(i)				2,500	4,036

				15,223	16,842	7%

Utility Equipment Manufacturing
Mirage Trailers LLC (k)
Senior Secured Loan (j)(e)	12.5%/0.0%	11/25/2020	9,000	8,912	8,912
Common Equity (2,500,000 shares)				2,475	2,475

				11,387	11,387	5%

Trantech Radiator Products, Inc. (k)
Subordinated Note (i)	12.0%/1.8%	5/4/2017	8,494	8,482	8,494
Common Equity (6,875 shares) (i)				688	434

				9,170	8,928	4%

Vending Equipment Manufacturing
Ice House America, LLC
Subordinated Note (i)	12.0%/3.5%	1/1/2020	4,098	3,903	3,668
Warrant (1,957,895 units) (g)(i)				216	47

				4,119	3,715	2%

Total Investments				$448,338	$443,269	179%

(a)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(b)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(c)	All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.
(d)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of December 31, 2015. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
(e)	The investment bears interest at a variable rate that is determined by reference to LIBOR, which is reset monthly. The interest rate is set as LIBOR + 11.5% and is subject to a 12.5% interest rate floor. The Company has provided the interest rate in effect as of December 31, 2015.
(f)	Income producing. Maturity date, if any, represents mandatory redemption date.
(g)	Investment is held by a wholly-owned subsidiary of the Company.
(h)	The entire commitment was unfunded at December 31, 2015. As such, no interest is being earned on this investment.
(i)	Investment pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(j)	The portion of the investment not held by the Funds is pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(k)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company. Transactions in which the issuer was an Affiliated Person are detailed in Note 3 to the consolidated financial statements.
(l)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control” this portfolio company because it owns 25% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company. Transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are detailed in Note 3 to the consolidated financial statements.
(m)	Investment was on non-accrual status as of December 31, 2015, meaning the Company has ceased recognizing interest income on the investment.
(n)	Investment in portfolio company that has sold its operations and is in the process of winding down.

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2014

(In thousands, except shares)

Industry Portfolio Company (a) (b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Aerospace & Defense Manufacturing
FDS Avionics Corp.
(dba Flight Display Systems)
Subordinated Note	12.3%/0.0%	4/1/2020	$5,200	$5,175	$5,175
Common Equity (200 units) (h)				2,000	2,000

				7,175	7,175	3%

Lightning Diversion Systems, LLC
Senior Secured Loan	10.5%/0.0%	12/20/2018	12,198	12,154	12,198
Revolving Loan ($1,000 commitment) (g)	N/A	12/20/2018	—	(2)	(2)
Common Equity (600,000 units)				—	2,204

				12,152	14,400	6%

Malabar International (j)
Subordinated Note (i)	12.5%/2.5%	5/21/2017	7,264	7,239	7,264
Preferred Equity (1,494 shares) (e)	6.0%/0.0%			1,992	3,258

				9,231	10,522	4%

Simplex Manufacturing Co.
Subordinated Note	14.0%/0.0%	11/1/2015	4,550	4,537	4,537
Warrant (24 shares)				710	813

				5,247	5,350	2%

Apparel Distribution
Jacob Ash Holdings, Inc.
Subordinated Note (i)	13.0%/4.0%	6/30/2018	4,000	3,992	4,000
Subordinated Note	13.0%/0.0%	6/30/2018	963	953	963
Preferred Equity (66,138 shares) (e)	0.0%/15.0%	6/30/2018		798	810
Warrant (63,492 shares)				67	—

				5,810	5,773	2%

Building Products Manufacturing
US GreenFiber, LLC
Subordinated Note (i)	12.5%/0.0%	1/2/2019	14,000	13,936	13,936
Common Equity (1,667 units) (f)(h)				500	500

				14,436	14,436	6%

Business Services
Inflexxion, Inc. (j)
Senior Secured Loan	12.5%/0.0%	12/16/2019	4,750	4,726	4,726
Revolving Loan ($1,000 commitment) (h)	12.5%/0.0%	12/16/2019	300	295	295
Preferred Equity (1,400 units)				1,400	1,400

				6,421	6,421	3%

Plymouth Rock Energy, LLC
Senior Secured Loan	11.8%/0.0%	5/14/2017	6,000	5,973	5,973	2%

Commercial Cleaning
Premium Franchise Brands, LLC
Preferred Equity (1,054,619 shares)				832	718	0%

Component Manufacturing
Channel Technologies Group, LLC
Subordinated Note	11.0%/1.3%	4/10/2019	7,000	6,952	6,619
Preferred Equity (612 units) (f)(h)				1,139	686
Common Equity (612,432 units) (f)(h)				—	—

				8,091	7,305	3%
Toledo Molding & Die, Inc.
Subordinated Note (h)	10.5%/0.0%	12/18/2018	10,000	9,851	9,851	4%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2014

(In thousands, except shares)

Industry Portfolio Company (a) (b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Consumer Products
Grindmaster Corporation
Subordinated Note	11.5%/0.0%	10/31/2019	$10,500	$10,456	$10,456	4%

World Wide Packaging, LLC (j)
Subordinated Note (h)	12.0%/1.8%	10/26/2018	10,097	10,063	10,097
Common Equity (1,517,573 units) (f)(h)				1,518	1,515

				11,581	11,612	5%

Electronic Components Supplier
Apex Microtechnology, Inc. (j)
Warrant (2,293 units)				220	254
Common Equity (11,690 shares)				1,169	1,302

				1,389	1,556	1%

Financial Services
National Truck Protection Co., Inc.
Senior Secured Loan	13.5%/2.0%	9/13/2018	12,662	12,598	12,662
Common Units (1,109 shares)				758	1,923

				13,356	14,585	6%

Healthcare Products
Allied 100 Group, Inc.
Subordinated Note (i)	11.5%/0.0%	5/26/2020	13,000	12,936	12,936
Common Equity (1,250,000 units) (h)				1,250	1,250

				14,186	14,186	6%

Anatrace Products, LLC
Senior Secured Loan	11.5%/1.5%	10/11/2018	9,500	9,469	9,500
Revolving Loan ($500 commitment) (g)	N/A	10/11/2018	—	(2)	(2)
Common Equity (360,000 shares) (h)				360	520

				9,827	10,018	4%

MedPlast, LLC
Subordinated Note (h)	11.0%/1.5%	3/31/2019	10,185	10,126	10,185
Preferred Equity (188 shares) (e)(h)	0.0%/8.0%			206	206
Common Equity (3,728 shares) (h)				62	65

				10,394	10,456	4%

Pfanstiehl, Inc. (j)
Subordinated Note	12.0%/1.5%	9/29/2018	6,208	6,168	6,208
Common Equity (8,500 units) (h)				850	3,088

				7,018	9,296	4%

Healthcare Services
Continental Anesthesia Management, LLC
Senior Secured Loan	8.0%/6.0%	4/15/2015	10,259	10,252	10,130
Warrant (263 shares)				276	—

				10,528	10,130	4%

Medsurant Holdings, LLC (j)
Subordinated Note	9.5%/4.5%	7/12/2016	10,129	9,603	10,129
Preferred Equity (126,662 units) (f)				1,345	1,027
Warrant (505,176 units) (f)				4,516	3,715

				15,464	14,871	6%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2014

(In thousands, except shares)

Industry Portfolio Company (a) (b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Oaktree Medical Centre, P.C.
(dba Pain Management Associates)
Senior Secured Loan (h)	6.5%/0.0%	5/6/2019	$700	$694	$675
Senior Secured Loan (h)	14.0%/0.0%	5/6/2019	5,300	5,254	5,000
Revolving Loan ($500 commitment) (h)	6.5%/0.0%	5/6/2019	250	246	250

				6,194	5,925	2%

United Biologics, LLC
Subordinated Note	12.0%/2.0%	3/5/2017	8,688	8,393	8,688
Preferred Equity (98,377 units) (f)(h)				1,069	1,069
Warrant (57,469 units)				566	281

				10,028	10,038	4%

Industrial Cleaning & Coatings
K2 Industrial Services, Inc.
Subordinated Note	11.8%/2.8%	5/23/2017	15,213	15,162	15,213
Preferred Equity - Series A (1,200 shares)				1,200	914
Preferred Equity - Series B (74 shares)				68	83

				16,430	16,210	7%

Information Technology Services
Acentia, LLC
Common Units (499 units)				500	243	0%

FTH Acquisition Corp. VII
Subordinated Note	13.0%/0.0%	2/27/2015	8,395	8,395	8,350
Preferred Equity (887,122 shares)				887	621

				9,282	8,971	4%

Laundry Services
Caldwell & Gregory, LLC
Subordinated Note	11.5%/1.0%	11/30/2018	1,524	1,502	1,524
Subordinated Note	0.0%/12.0%	5/31/2019	3,618	3,394	3,618
Common Equity (500,000 units) (f)				500	568
Warrant (242,121 units) (f)				242	275

				5,638	5,985	2%
Oil & Gas Services
IOS Acquisitions, Inc.
Subordinated Note	12.0%/3.3%	6/26/2018	14,263	14,175	13,788
Common Equity (2,152 shares) (h)				500	364

				14,675	14,152	6%

Pinnergy, Ltd.
Subordinated Note (i)	10.5%/0.8%	1/24/2020	20,000	19,931	19,812	8%

Printing Services
Brook & Whittle Limited
Subordinated Note	12.0%/4.8%	12/31/2016	7,297	7,297	7,272
Subordinated Note	12.0%/2.0%	12/31/2016	2,250	2,250	2,153
Warrant (1,051 shares)				285	134
Common Equity - Series A (148 shares)				110	20
Common Equity - Series D (527 shares)				53	71

				9,995	9,650	4%

Restaurants
ACFP Management, Inc.
Common Units (1,000,000 units) (h)				1,091	1,587	1%

Restaurant Finance Co, LLC
Senior Secured Loan ($10,500 commitment) (i)	12.0%/4.0%	7/31/2020	5,145	5,133	5,145	2%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2014

(In thousands, except shares)

Industry Portfolio Company (a) (b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Retail
EBL, LLC (EbLens)
Subordinated Note (h)	12.0%/3.0%	2/2/2018	$9,610	$9,584	$9,706
Common Equity (750,000 units) (f)(h)				750	981

				10,334	10,687	4%

Retail Cleaning
Paramount Building Solutions, LLC (k)
Subordinated Note	7.0%/3.0%	12/31/2017	1,118	1,118	1,067
Subordinated Note	7.0%/7.0%	12/31/2017	2,842	2,842	2,687
Warrant (1,086,035 units) (f)				—	—
Preferred Equity (5,000,000 units) (f)				5,000	490
Common Equity (107,143 units) (f)				1,500	—

				10,460	4,244	2%

Safety Products Manufacturing
Safety Products Group, LLC (j)
Subordinated Note	12.0%/1.5%	12/30/2018	10,000	9,965	10,000
Preferred Equity (749 units) (f)(h)				749	812
Common Equity (676 units) (f)(h)				1	—

				10,715	10,812	4%

Specialty Chemicals
FAR Research Inc. (j)
Senior Secured Loan (i)	11.8%/0.0%	3/31/2019	7,600	7,567	7,600
Revolving Loan ($1,750 commitment) (h)	11.8%/0.0%	3/31/2019	136	129	136
Common Equity (10 units)				1,000	938

				8,696	8,674	4%

Specialty Cracker Manufacturing
Westminster Cracker Company, Inc. (j)
Preferred Equity (95,798 units)				70	152
Common Equity (1,208,197 units)				1,208	1,804

				1,278	1,956	1%

Specialty Distribution
Carlson Systems Holdings, Inc.
Subordinated Note (i)	11.5%/0.0%	5/20/2020	12,000	11,941	11,941
Common Equity (7,500 units) (h)				750	750

				12,691	12,691	5%

Connect-Air International, Inc.
Subordinated Note	12.8%/0.0%	11/5/2018	11,400	11,395	11,400
Common Equity				—	4,600

				11,395	16,000	7%

Virginia Tile Company, LLC
Subordinated Note (i)	12.3%/0.0%	5/19/2020	12,000	11,940	11,940
Common Equity (19.5 shares)				250	250

				12,190	12,190	5%

Utility Equipment Manufacturing
Trantech Radiator Products, Inc. (j)
Subordinated Note (h)	12.0%/1.8%	5/4/2017	9,518	9,498	9,518
Common Equity (6,875 shares) (h)				688	962

				10,186	10,480	4%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2014

(In thousands, except shares)

Industry Portfolio Company (a) (b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Transportation Services
Worldwide Express Operations, LLC
Subordinated Note	11.5%/1.0%	8/1/2020	$12,678	$12,578	$12,678
Common Equity (2,500,000 units) (f)(h)				2,500	3,135

				15,078	15,813	7%

Total Investments				$391,338	$396,355	163%

(a)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(b)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(c)	All debt investments are income producing. Equity investments are non-income producing unless otherwise noted.
(d)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of December 31, 2014. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
(e)	Income producing. Maturity date, if any, represents mandatory redemption date.
(f)	Investment is held by a wholly-owned subsidiary of the Company.
(g)	The entire commitment was unfunded at December 31, 2014. As such, no interest is being earned on this investment.
(h)	Investment pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(i)	The portion of the investment not held by the Funds is pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(j)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company. Transactions in which the issuer was an Affiliated Person are detailed in Note 3 to the consolidated financial statements.
(k)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control” this portfolio company because it owns 25% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company. Transactions in which the issuer was both an Affiliated Person of and a portfolio company that the Company is deemed to Control are detailed in Note 3 to the consolidated financial statements.

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

The Company provides customized debt and equity financing solutions to lower middle-market companies. Fund I commenced operations on May 1, 2007, and on October 22, 2007, was granted a license to operate as a SBIC under the authority of the U.S. Small Business Administration (“SBA”). On March 29, 2013, the Company commenced operations of a second wholly-owned subsidiary, Fidus Mezzanine Capital II, L.P. (“Fund II”) and on May 28, 2013, was granted a second license to operate Fund II as an SBIC. Collectively, Fund I and Fund II are referred to as the “Funds.” The SBIC licenses allow the Funds to obtain leverage by issuing SBA-guaranteed debentures (“SBA debentures”), subject to the issuance of leverage commitments by the SBA and other customary procedures. As SBICs, the Funds are subject to a variety of regulations and oversight by the SBA under the Small Business Investment Act of 1958, as amended (the “SBIC Act”), concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments.

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

When there is reasonable doubt that principal, interest or dividends will be collected, loans or preferred equity investments are placed on non-accrual status and the Company will generally cease recognizing interest or dividend income. Interest and dividend payments received on non-accrual investments may be recognized as interest or dividend income or may be applied to the investment principal balance based on management’s judgment. Non-accrual investments are restored to accrual status when past due principal, interest or dividends are paid and, in management’s judgment, payments are likely to remain current.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax provision, if any. There were no material uncertain income tax positions at December 31, 2015 and 2014. The 2012 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Earnings and net asset value per share: The earnings per share calculations for the years ended December 31, 2015, 2014 and 2013, are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

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

In April 2015, FASB issued ASU 2015-03, Interest — Imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. This guidance is effective for annual and interim periods beginning after December 15, 2015. The new guidance will be applied

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

retrospectively to each prior period presented. The Company is currently evaluating the impact this ASU will have on the Company’s consolidated financial position or disclosures.

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-14, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017 and early application is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact this ASU will have on the Company’s consolidated financial position or disclosures.

Note 3. Portfolio Company Investments

The Company’s portfolio investments principally consist of secured and unsecured debt, equity warrants and direct equity investments in privately held companies. The debt investments may or may not be secured by either a first or second lien on the assets of the portfolio company. The debt investments generally bear interest at fixed rates, and generally mature between five and seven years from the original investment. In connection with a debt investment, the Company also may receive nominally priced equity warrants and/or make a direct equity investment in the portfolio company. The Company’s warrants or equity investments may be investments in a holding company related to the portfolio company. In addition, the Company periodically makes equity investments in its portfolio companies through Taxable Subsidiaries. In both situations, the investment is generally reported under the name of the operating company on the consolidated schedules of investments.

As of December 31, 2015, the Company had investments in 53 portfolio companies with an aggregate fair value of $443,269 and a weighted average effective yield on its debt investments of 13.3%. As of December 31, 2015, the Company held equity investments in 83.0% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 8.3%. As of December 31, 2014, the Company had investments in 42 portfolio companies with an aggregate fair value of $396,355 and a weighted average effective yield on its debt investments of 13.4%. As of December 31, 2014, the Company held equity investments in 85.7% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 8.7%. The weighted average yields were computed using the effective interest rates for debt investments at cost as of December 31, 2015 and 2014, including accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any.

Purchases of debt and equity investments for the years ended December 31, 2015, 2014 and 2013 totaled $136,380, $149,814 and $149,095, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the years ended December 31, 2015, 2014 and 2013 totaled $94,686 and $62,643 and $131,199, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
Subordinated notes	$300,467	67.8%	$273,711	69.1%	$309,899	69.2%	$273,347	69.8%
Senior secured loans	88,485	20.0	74,286	18.7	88,505	19.7	74,486	19.0
Equity	44,899	10.1	42,886	10.8	42,651	9.5	36,623	9.4
Warrants	9,233	2.1	5,472	1.4	7,098	1.6	6,882	1.8
Royalty rights	185	—	—	—	185	—	—	—

Total	$443,269	100.0%	$396,355	100.0%	$448,338	100.0%	$391,338	100.0%

All investments made by the Company as of December 31, 2015 and 2014 were made in portfolio companies headquartered in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
Midwest	$119,291	26.8%	$94,572	23.9%	$116,015	25.9%	$92,721	23.7%
Southeast	107,975	24.4	113,516	28.6	113,430	25.3	113,725	29.0
Northeast	93,430	21.1	66,900	16.9	92,492	20.6	65,248	16.7
West	84,648	19.1	78,904	19.9	77,028	17.2	71,975	18.4
Southwest	37,925	8.6	42,463	10.7	49,373	11.0	47,669	12.2

Total	$443,269	100.0%	$396,355	100.0%	$448,338	100.0%	$391,338	100.0%

As of December 31, 2015 and 2014, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio. As of December 31, 2015, the Company had debt investments in one portfolio company on non-accrual status, which had an aggregate cost and fair value of $5,203 and $618, respectively. As of December 31, 2014, there were no investments on non-accrual status.

Schedule 12-14. Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of control and affiliate investments as of December 31, 2014 and any gross additions and reductions made to such investments, as well as the ending fair value as of December 31, 2015.

Portfolio Company (1)	Credited to Income(2)	December 31, 2014 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2015 Fair Value
Control Investments

Paramount Building Solutions, LLC
Subordinated Note	$—	$—	$625	$7	$618
Subordinated Note	—	—	275	275	—
Subordinated Note	51	1,067	597	1,664	—
Subordinated Note	169	2,687	84	2,771	—
Warrant	—	—	—	—	—

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

Portfolio Company (1)	Credited to Income(2)	December 31, 2014 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2015 Fair Value
Preferred Equity	$—	$490	$339	$829	$—
Common Equity	—	—	—	—	—

	220	4,244	1,920	5,546	618

Total Control Investments	220	4,244	1,920	5,546	618

Affiliate Investments

Apex Microtechnology, Inc.
Warrant	—	254	20	—	274
Common Equity	40	1,302	123	—	1,425

	40	1,556	143	—	1,699
FAR Research Inc.
Senior Secured Loan	963	7,600	40	192	7,448
Revolving Loan	27	136	2	2	136
Common Equity	—	938	—	777	161

	990	8,674	42	971	7,745
Inflexxion, Inc.
Senior Secured Loan	543	4,726	5	1,261	3,470
Revolving Loan	30	295	241	404	132
Preferred Equity	—	1,400	—	1,400	—

	573	6,421	246	3,065	3,602
Malabar International
Subordinated Note	1,125	7,264	197	11	7,450
Preferred Equity	123	3,258	1,550	—	4,808

	1,248	10,522	1,747	11	12,258
Medsurant Holdings, LLC
Subordinated Note	1,781	10,129	775	10,904	—
Subordinated Note	125	—	1,765	1,765	—
Subordinated Note	97	—	6,211	—	6,211
Preferred Equity	—	1,027	488	—	1,515
Warrant	—	3,715	1,522	—	5,237

	2,003	14,871	10,761	12,669	12,963
Microbiology Research Associates, Inc.
Senior Secured Loan	202	—	3,750	—	3,750
Revolving Loan	9	—	—	—	—
Subordinated Note	594	—	6,250	—	6,250
Common Equity	—	—	1,444	—	1,444

	805	—	11,444	—	11,444
Mirage Trailers LLC
Senior Secured Loan	204	—	8,912	—	8,912
Common Equity	25	—	2,475	—	2,475

	229	—	11,387	—	11,387

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

Portfolio Company (1)	Credited to Income(2)	December 31, 2014 Fair Value	Gross Additions(3)	Gross Reductions(4)	December 31, 2015 Fair Value
Pfanstiehl, Inc.
Subordinated Note	$855	$6,208	$11	$11	$6,208
Common Equity	180	3,088	1,192	—	4,280

	1,035	9,296	1,203	11	10,488
Safety Products Group, LLC
Subordinated Note	1,377	10,000	9	9	10,000
Preferred Equity	—	812	22	—	834
Common Equity	—	—	—	—	—

	1,377	10,812	31	9	10,834
Steward Holding LLC
(dba Steward Advanced Materials)
Subordinated Note	243	—	6,987	—	6,987
Common Equity	—	—	1,000	—	1,000

	243	—	7,987	—	7,987
Trantech Radiator Products, Inc.
Subordinated Note	1,312	9,518	135	1,159	8,494
Common Equity	—	962	—	528	434

	1,312	10,480	135	1,687	8,928
Westminster Cracker Company, Inc.
Preferred Equity	16	152	16	168	—
Common Equity	65	1,804	—	1,613	191

	81	1,956	16	1,781	191
World Wide Packaging, LLC
Subordinated Note	1,413	10,097	180	—	10,277
Common Equity	54	1,515	528	—	2,043

	1,467	11,612	708	—	12,320

Total Affiliate Investments	$11,403	$86,200	$45,850	$20,204	$111,846

(1)	The principal amount, the ownership detail for equity investments, and if the investment is income producing is shown in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees or dividends included in 2015 income for the portion of the year ended December 31, 2015 that an investment was included in Control or Affiliate categories.
(3)	Gross additions include increases in the cost basis of investments resulting from a new portfolio investment, follow on investments, accrued PIK interest or dividends, and accretion of OID and loan origination fees. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation, as well as the movement of an existing portfolio company into this category and out of a different category.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments, if any. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.

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

•

the Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

month period following the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result it is not in the Company’s stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where the Company determines that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. The Board consulted with the independent valuation firm(s) in arriving at the Company’s determination of fair value for 16 and 9 of its portfolio company investments representing 43.0% and 20.7% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended December 31, 2015 and 2014, respectively) as of December 31, 2015 and 2014, respectively.

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

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the years ended December 31, 2015 and 2014.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014:

	Subordinated Notes	Senior Secured Loans	Equity	Warrants	Royalty Rights	Total
Balance, December 31, 2013	$214,400	$53,387	$32,560	$6,634	$—	$306,981
Net realized (losses) gains on investments	(13,742)	—	(3,973)	686	—	(17,029)
Net change in unrealized (depreciation) appreciation on investments	5,928	(276)	8,685	(1,087)	—	13,250
Non-cash conversion of security types	1,833	(6,833)	5,000	—	—	—
Purchase of investments	103,663	33,086	12,238	827	—	149,814
Proceeds from sales and repayments of investments	(43,356)	(5,592)	(12,107)	(1,588)	—	(62,643)
Interest and dividend income paid-in-kind	4,577	586	454	—	—	5,617
Proceeds from loan origination fees	(589)	(195)	(23)	—	—	(807)
Accretion of loan origination fees	402	82	45	—	—	529
Accretion of original issue discount	595	41	7	—	—	643

Balance, December 31, 2014	273,711	74,286	42,886	5,472	—	396,355
Net realized gains on investments	155	—	9,376	—	—	9,531
Net change in unrealized (depreciation) appreciation on investments	(9,796)	180	(4,015)	3,545	—	(10,086)
Purchase of investments	98,050	28,341	9,496	216	277	136,380
Proceeds from sales and repayments of investments	(66,420)	(15,162)	(13,012)	—	(92)	(94,686)
Interest and dividend income paid-in-kind	4,170	813	187	—	—	5,170
Proceeds from loan origination fees	(485)	(260)	(25)	—	—	(770)
Accretion of loan origination fees	514	280	3	—	—	797
Accretion of original issue discount	568	7	3	—	—	578

Balance, December 31, 2015	$300,467	$88,485	$44,899	$9,233	$185	$443,269

Net change in unrealized (depreciation) appreciation of $(5,363) and $2,294 for the years ended December 31, 2015 and 2014, respectively, was attributable to Level 3 investments held at December 31, 2015 and 2014, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of December 31, 2015 and 2014. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at December 31, 2015	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Subordinated notes	$299,849	Discounted cash flow	Weighted average cost of capital	10.9% - 22.8% (14.8%)
	618	Enterprise value	EBITDA multiples	5.5x - 5.5x (5.5x)
Senior secured loans	88,485	Discounted cash flow	Weighted average cost of capital	6.1% - 23.2% (14.1%)
Equity investments:
Equity	44,899	Enterprise value	EBITDA multiples	3.8x - 13.1x (7.3x)
Warrants	9,233	Enterprise value	EBITDA multiples	5.0x - 9.5x (6.7x)
Royalty rights	185	Discounted cash flow	Weighted average cost of capital	22.0% - 27.0% (27.0%)

	Fair Value at December 31, 2014	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Subordinated notes	$273,711	Discounted cash flow	Weighted average cost of capital	11.4% - 18.1% (13.6%)
Senior secured loans	74,286	Discounted cash flow	Weighted average cost of capital	6.7% - 17.0% (14.0%)
Equity investments:
Equity	42,886	Enterprise value	EBITDA multiples	4.5x - 10.4x (6.8x)
Warrants	5,472	Enterprise value	EBITDA multiples	5.0x - 9.5x (7.0x)

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. The fair value of borrowings under the Credit Facility (as defined in Note 6) are based on a market yield approach and current interest rates, which are level 3 inputs to the market yield model, and is estimated to be $15,500 and $10,000 as of December 31, 2015 and 2014, respectively, which is the same as the Company’s carrying value of the borrowings. SBA debentures are carried at cost and with their longer maturity dates, fair value is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of December 31, 2015 and 2014, the fair value of the Company’s SBA debentures using Level 3 inputs is estimated at $213,500 and $173,500, respectively, which is the same as the Company’s carrying value of the debentures.

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

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. During the year ended December 31, 2014, the Investment Advisor waived $13 of the base management fee attributable to a portfolio investment that funded into escrow on September 30, 2014 but did not close until after the end of the quarter. The base management fee under the Investment Advisory Agreement for the years ended December 31, 2015, 2014 and 2013 totaled $7,545, $5,899 and $5,261, respectively.

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (defined below) and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee, excise taxes on realized gains and any deferred organizing and offering costs). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market discount, debt instruments with payment-in-kind income, preferred stock with PIK dividends and zero-coupon securities), accrued income the Company has not yet received in cash. The Investment Advisor is not under any obligation to reimburse the Company for any part of the incentive fee it receives that was based on accrued interest that the Company never collects.

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

Pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s weighted average net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 2.0% per quarter. If market interest rates rise, the Company may be able to invest funds in debt instruments that provide for a higher return, which would increase the Company’s pre-incentive fee net investment income and make it easier for the Investment Advisor to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income. The Company’s pre-incentive fee net investment income used to calculate this part of the incentive fee is also included in the total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts) used to calculate the 1.75% base management fee.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee for the years ended December 31, 2015, 2014 and 2013 totaled $6,582, $5,588 and $5,211, respectively.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Formation Transactions, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee to be paid for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of both December 31, 2015 and 2014, the capital gains incentive fee payable was $0. The aggregate amount of capital gains incentive fees paid from the IPO through December 31, 2015 is $348.

In addition, the Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation). During the years ended December 31, 2015 and 2014, the Company reversed previously accrued capital gains incentive fees of $101 and $731, respectively. During the year ended December 31, 2013, the Company accrued capital gains incentive fees of $1,581.

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

Administration Agreement: Concurrent with the Formation Transactions, the Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 3, 2015, the Board approved the renewal of the Administrative Agreement through June 20, 2016. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides it clerical, bookkeeping and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies to which the Company is required to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies. Under the Administration Agreement, administrative expenses for services provided for the years ended December 31, 2015, 2014 and 2013 totaled $1,465, $1,772 and $1,155, respectively. Accrued administrative expenses are reported in the due to affiliates line in the consolidated statements of assets and liabilities.

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

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of December 31, 2015 and 2014, the Company was in compliance in all material respect with the terms of the Credit Facility.

As of December 31, 2015 and 2014, the Company had outstanding borrowings under the Credit Facility of $15,500 and $10,000, respectively. For the years ended December 31, 2015, 2014 and 2013, interest and financing expenses related to the Credit Facility amounted to $1,069, $325 and $0, respectively. As of December 31, 2015 and 2014, accrued interest and fees payable related to the Credit Facility totaled $101 and $97, respectively.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs and such debentures are guaranteed by the SBA. The SBA has made commitments to purchase $225,000 of SBA debentures from the Company on or before September 30, 2019. Unused commitments as of December 31, 2015 and 2014 were $11,500 and $51,500, respectively. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

As of December 31, 2015 and 2014, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling Date(1)	Maturity Date	Fixed Interest Rate	December 31, 2015	December 31, 2014
3/26/2008	3/1/2018	6.188%	$24,750	$24,750
9/24/2008	9/1/2018	6.442	11,950	11,950
3/25/2009	3/1/2019	5.337	19,750	19,750
9/23/2009	9/1/2019	4.950	10,000	10,000
3/24/2010	3/1/2020	4.825	13,000	13,000
9/22/2010	9/1/2020	3.932	12,500	12,500
3/29/2011	3/1/2021	4.801	1,550	1,550
9/21/2011	9/1/2021	3.594	3,250	3,250
3/21/2012	3/1/2022	3.483	3,250	3,250
3/21/2012	3/1/2022	3.051	19,000	19,000
9/19/2012	9/1/2022	2.530	11,000	11,000
9/19/2012	9/1/2022	3.049	11,500	11,500
3/27/2013	3/1/2023	3.155	3,000	3,000
9/24/2014	9/1/2024	3.775	1,000	1,000
3/25/2015	3/1/2025	3.321	1,000	1,000

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

Pooling Date(1)	Maturity Date	Fixed Interest Rate	December 31, 2015	December 31, 2014
3/25/2015	3/1/2025	3.321	$1,000	$1,000
3/25/2015	3/1/2025	3.321	1,000	1,000
3/25/2015	3/1/2025	3.321	1,500	1,500
3/25/2015	3/1/2025	3.321	1,000	1,000
3/25/2015	3/1/2025	3.277	6,000	6,000
3/25/2015	3/1/2025	3.277	7,500	7,500
3/25/2015	3/1/2025	3.277	2,500	2,500
3/25/2015	3/1/2025	3.277	1,500	1,500
3/25/2015	3/1/2025	3.277	5,000	5,000
9/23/2015	9/1/2025	3.571	5,000	—
9/23/2015	9/1/2025	3.571	1,000	—
9/23/2015	9/1/2025	3.571	200	—
9/23/2015	9/1/2025	3.571	500	—
9/23/2015	9/1/2025	3.571	10,000	—
(2)	(2)	(2)	7,000	—
(2)	(2)	(2)	500	—
(2)	(2)	(2)	5,000	—
(2)	(2)	(2)	2,500	—
(2)	(2)	(2)	1,000	—
(2)	(2)	(2)	800	—
(2)	(2)	(2)	2,500	—
(2)	(2)	(2)	4,000	—

			$213,500	$173,500

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)	The Company issued $23,300 in SBA debentures which pool in March 2016, at which time the Company expects the current short-term interest rate will reset to a higher long-term fixed rate.

Interest on SBA debentures is payable semi-annually on March 1 and September 1. For the years ended December 31, 2015, 2014 and 2013, interest and financing expenses on outstanding SBA debentures amounted to $8,359, $7,182 and $7,076, respectively. As of December 31, 2015 and 2014, accrued interest and fees payable related to the SBA debentures totaled $2,739 and $2,756, respectively.

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statement of operations using the straight-line method, which approximates the effective interest method, over the term of the respective financing instrument. Deferred financing cost amortization for the years ended December 31, 2015,

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

2014 and 2013 was $1,010, $682 and $512, respectively. Deferred financing costs related to the Credit Facility and SBA debentures as of December 31, 2015 and 2014, were as follows:

	December 31, 2015	December 31, 2014
SBA debenture commitment fees	$2,250	$2,250
SBA debenture leverage fees	5,177	4,207
Credit Facility upfront fees	1,239	894

Subtotal	8,666	7,351
Accumulated amortization	(3,794)	(2,784)

Net deferred financing costs	$4,872	$4,567

The weighted average interest rate for all SBA debentures and borrowings outstanding under the Credit Facility as of December 31, 2015 and 2014 was 4.0%, respectively.

Note 7. Commitments and Contingencies

Commitments: As of December 31, 2015, the Company had six unfunded revolving loan commitments totaling $4,714 to portfolio companies and three unfunded loan commitments totaling $5,436 to portfolio companies. As of December 31, 2014, the Company had five unfunded revolving loan commitments totaling $4,064 to portfolio companies and two unfunded loan commitments totaling $5,426 to portfolio companies. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with financial and nonfinancial covenants. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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

Note 8. Common Stock

The following table summarizes the total shares issued, offering price and net proceeds received in public offerings of the Company’s common stock since the IPO:

Offering Date	Number of Shares		Gross Proceeds	Underwriting Fees and Commissions and Offering Costs	Offering Price
September 11, 2012	2,472,500		$39,807	$1,855	$16.10
February 8, 2013	1,725,000		30,361	1,504	17.60
September 30, 2014	2,083,414	(1)	35,418	1,747	17.00

(1)	Includes 83,414 shares purchased by underwriters pursuant to the over-allotment option on October 21, 2014.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

On August 21, 2014, the Company entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which the Company could sell, by means of at-the-market offerings from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50,000 (the “ATM Program”). The gross proceeds raised, the related sales agent commission, the offering expenses and the average price at which shares were issued under the ATM Program from August 21, 2014 through December 31, 2015 are as follow:

Year Ended December 31, 2014	Number of Shares	Gross Proceeds	Underwriting Fees and Commissions and Offering Costs	Average Offering Price
Third Quarter ended September 30, 2014	153,541	$2,850	$56	$18.56
Fourth Quarter ended December 31, 2014	4,812	80	3	17.00

Total	158,353	$2,930	$59	$18.51

Year Ended December 31, 2015
First Quarter ended March 31, 2015	49,193	$819	$16	$16.65
Second Quarter ended June 30, 2015	141,430	2,347	50	16.60
Third Quarter ended September 30, 2015	—	—	—	—
Fourth Quarter ended December 31, 2015	—	—	—	—

Total	190,623	$3,166	$66	$16.61

The Company issued 59,072, 54,038 and 76,385 shares of common stock under the DRIP during the years ended December 31, 2015, 2014 and 2013, respectively. See Note 9 for additional information regarding the issuance of shares under the DRIP.

As of December 31, 2015 and December 31, 2014, the Company had 16,300,732 and 16,051,037 shares of common stock outstanding, respectively.

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid since the Company’s IPO.

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distribution	Cash Distribution	DRIP Shares Value		DRIP Shares		DRIP Share Issue Price
Fiscal Year Ended December 31, 2011:
7/28/2011	9/12/2011	9/26/2011	$0.32	$3,016	$3,016	$—		—		$—
11/2/2011	12/6/2011	12/20/2011	0.32	3,017	3,017	—		—		—

			$0.64	$6,033	$6,033	$—		—

Fiscal Year Ended December 31, 2012:
2/10/2012	3/14/2012	3/28/2012	$0.34	$3,205	$3,205	$—	(1)	—	(1)	—	(1)
4/30/2012	6/13/2012	6/27/2012	0.36	3,394	3,394	—	(2)	—	(2)	—	(2)
7/31/2012	9/11/2012	9/25/2012	0.38	4,522	4,010	512		30,563		16.75
10/29/2012	12/7/2012	12/21/2012	0.38	4,533	4,145	388		23,763		16.35

			$1.46	$15,654	$14,754	$900		54,326

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distribution	Cash Distribution	DRIP Shares Value	DRIP Shares	DRIP Share Issue Price
Fiscal Year Ended December 31, 2013:
2/22/2013	3/14/2013	3/28/2013	$0.38	$5,198	$4,822	$376	20,501	18.36
5/1/2013	6/12/2013	6/26/2013	0.38	5,206	4,893	313	17,415	17.97
7/31/2013	9/12/2013	9/26/2013	0.38	5,212	4,902	310	15,899	19.51
7/31/2013(3)	9/12/2013	9/26/2013	0.04	549	516	33	1,674	19.51
11/4/2013	12/6/2013	12/20/2013	0.38	5,219	5,003	216	10,448	20.72
11/4/2013(3)	12/6/2013	12/20/2013	0.38	5,219	5,003	216	10,448	20.72

			$1.94	$26,603	$25,139	$1,464	76,385

Fiscal Year Ended December 31, 2014:
2/18/2014	3/21/2014	3/31/2014	$0.38	$5,277	$5,028	$199	10,410	19.14
5/5/2014	6/13/2014	6/27/2014	0.38	5,231	5,037	194	9,459	20.44
5/5/2014(3)	7/25/2014	7/31/2014	0.05	689	664	25	1,368	18.66
5/5/2014(3)	8/25/2014	8/29/2014	0.05	689	660	29	1,567	18.48
8/5/2014	9/12/2014	9/26/2014	0.38	5,293	5,095	198	11,562	17.16
11/4/2014	12/5/2014	12/19/2014	0.38	6,092	5,862	230	15,574	14.71
11/4/2014(3)	12/5/2014	12/19/2014	0.10	1,603	1,543	60	4,098	14.71

			$1.72	$24,824	$23,889	$935	54,038

Fiscal Year Ended December 31, 2015:
2/17/2015	3/12/2015	3/26/2015	$0.38	$6,099	$5,886	$213	12,922	16.46
5/5/2015	6/11/2015	6/25/2015	0.38	6,176	5,968	208	12,883	16.18
5/5/2015(3)	6/11/2015	6/25/2015	0.02	325	314	11	678	16.18
8/3/2015	9/17/2015	9/25/2015	0.39	6,345	6,097	248	16,985	14.61
11/2/2015(3)	11/27/2015	12/11/2015	0.04	651	624	27	2,034	13.43
11/2/2015	12/4/2015	12/18/2015	0.39	6,351	6,157	194	13,570	14.29

			$1.60	$25,947	$25,046	$901	59,072

(1)	Satisfied $591 of DRIP participation with the purchase of 43,029 shares of common stock in the open market at an average price of $13.73.
(2)	Satisfied $600 of DRIP participation with the purchase of 40,196 shares of common stock in the open market at an average price of $14.94.
(3)	Special dividend.

Since the Company’s IPO, dividends and distributions to stockholders total $99,061 or $7.36 per share.

In addition, during 2013 the Company designated $8,250, or approximately $0.60 per share, of the net long-term capital gains as a “deemed distribution” to stockholders of record as of December 31, 2013. The Company incurred $2,887, or $0.21 per share, of U.S. federal income taxes on behalf of stockholders related to this deemed distribution. See Note 12 for further discussion regarding deemed distributions. There were no deemed distributions during the years 2011, 2012, 2014 or 2015.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

Note 10. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2015, 2014, 2013, 2012 and 2011:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Per share data:
Net asset value at beginning of period(1)	$15.16	$15.35	$15.32	$14.90	$13.33
Net investment income(2)	1.64	1.62	1.43	1.54	1.22
Net realized gain (loss) on investments, net of tax benefit (refund)(2)	0.58	(1.18)	2.22	0.19	(1.31)
Net unrealized (depreciation) appreciation on investments(2)	(0.62)	0.92	(1.64)	0.18	1.72

Total increase from investment operations(2)	1.60	1.36	2.01	1.91	1.63
Capital contributions from partners	—	—	—	—	0.74
Capital distributions to partners	—	—	—	—	(0.16)
Accretive effect of share issuance above NAV	0.02	0.19	0.18	0.03	—
Dividends to stockholders	(1.60)	(1.72)	(1.94)	(1.46)	(0.64)
Taxes paid on deemed distribution	—	—	(0.21)	—	—
Other(3)	(0.01)	(0.02)	(0.01)	(0.06)	—

Net asset value at end of period	$15.17	$15.16	$15.35	$15.32	$14.90

Market value at end of period	$13.69	$14.85	$21.74	$16.45	$12.97

Shares outstanding at end of period	16,300,732	16,051,037	13,755,232	11,953,847	9,427,021
Weighted average shares outstanding during the period(1)	16,201,449	14,346,438	13,524,368	10,185,627	9,427,021
Ratios to average net assets:
Expenses other than incentive fee	8.5%	7.9%	7.4%	8.4%	7.5%
Incentive fee(4)	2.6%	2.2%	3.2%	3.1%	1.2%

Total expenses	11.1%	10.1%	10.6%	11.5%	8.7%
Net investment income	10.8%	10.5%	9.2%	10.0%	8.5%
Total return(5)	3.0%	(23.8)%	44.0%	38.1%	(9.3)%
Net assets at end of period	$247,362	$243,263	$211,125	$183,091	$140,482
Average debt outstanding	$199,340	$152,700	$144,500	$126,050	$97,050
Average debt per share(1) (2)	$12.30	$10.64	$10.68	$12.38	$10.29
Portfolio turnover ratio	22.5%	18.9%	44.9%	10.7%	14.0%

(1)	Net asset value per share as of January 1, 2011, weighted average shares outstanding and average debt per share for the year ended December 31, 2011 are presented as if the IPO (including the over-allotment) and Formation Transactions had occurred on January 1, 2011. See Note 2 for a further description of the basis of presentation of the Company’s consolidated financial statements.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

(2)	Weighted average per share data.
(3)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(4)	The Investment Advisor voluntarily waived $83 of incentive fees for the period June 21, 2011 through June 30, 2011. Incentive fee for the period July 1, 2011 through December 31, 2011 is not annualized.
(5)	The total return for the years ended December 31, 2015, 2014, 2013 and 2012 equals the change in the market value of the Company’s common stock per share during the period plus dividends paid per share during the period, divided by the market value per share at the beginning of the period. The total return for the year ended December 31, 2011 equals the change in the market value at the end of the period of the Company’s common stock from the IPO price of $15.00 per share plus dividends paid per share during the period, divided by the IPO price and is not annualized.

Note 11. Selected Quarterly Financial Data (unaudited)

	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total investment income	$12,838	$12,799	$13,557	$15,075
Net investment income	6,229	6,039	7,050	7,175
Net increase in net assets from operations	6,409	6,246	5,487	7,835
Net investment income per share	0.39	0.37	0.43	0.44
Net increase in net assets from operations per share	0.40	0.39	0.34	0.48
Net asset value per share at end of period	15.18	15.18	15.12	15.17

	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total investment income	$10,559	$10,581	$11,324	$13,652
Net investment income	5,444	5,509	5,627	6,701
Net increase in net assets from operations	3,378	3,428	5,301	7,378
Net investment income per share	0.40	0.40	0.41	0.42
Net increase in net assets from operations per share	0.25	0.25	0.38	0.46
Net asset value per share at end of period	15.22	15.09	15.18	15.16

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

Note 12. Income Taxes

The Company has elected to be treated for federal income tax purposes as a RIC, whereby the Company generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that the Company distributes to its stockholders as dividends. The Company must generally distribute at least 90% of its investment company taxable income to maintain its RIC status. As part of maintaining RIC status, undistributed taxable income pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the later of the filing of the federal income tax return for the prior year or the 15th day of the 9th month following the prior tax year. Such taxable income carried forward to the next tax year will be subject to excise tax equal to 4% of the amount by which (i) 98% of the Company’s ordinary income recognized during a calendar year and (ii) 98.2% of the Company’s long term capital gains, as defined by Subchapter M of the Code, recognized for the one year period ending October 31st of a calendar year exceeds the respective distributions for the year. For the years ended December 31, 2015, 2014 and 2013, the excise tax provision (benefit) was $395, $340 and $348, respectively. Excise tax is included as a component of income tax provision and income tax (provision) on realized gains on investments, depending on the character of the underlying taxable income, on the consolidated statements of operations.

The Taxable Subsidiaries hold certain portfolio investments for the Company. The Taxable Subsidiaries are consolidated for financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in the Company’s consolidated financial statements. The principal purpose of the Taxable Subsidiaries are to permit the Company to hold equity investments in portfolio companies which are “pass through” entities for federal income tax purposes in order to comply with the “source-of-income” requirements contained in the RIC tax provisions of Subchapter M of the Code. The Taxable Subsidiaries are not consolidated for federal income tax purposes and may generate income tax expense or income tax benefit as a result of their ownership of various portfolio investments. The Company classifies interest and penalties, if any, as a component of income tax provision on the consolidated statements of operations. For the years ended December 31, 2015, 2014 and 2013, income tax expense at the taxable subsidiaries was $34, $28, and $391, respectively. Income tax expense is included as a component of the income tax provisions on the consolidated statements of operations.

Listed below is a reconciliation of net increase in net assets resulting from operations on the consolidated statements of operations to taxable income and to total distributions declared to common stockholders for the years ended December 31, 2015, 2014 and 2013.

	2015 (1)	2014	2013
Net increase in net assets resulting from operations	$25,977	$19,485	$27,203
Net change in unrealized depreciation (appreciation) on investments	10,086	(13,250)	22,188
Permanent book income and tax income differences	1,190	367	2,062
Temporary book income and tax income differences	(6,545)	5,391	636
Capital loss carry forward (utilization)	(3,713)	11,288	(2,408)

Taxable income	26,995	23,281	49,681
Taxable income earned in prior year and carried forward for distribution in current year	13,843	15,386	558
Taxable income earned in current period and carried forward for distribution in following year	(14,891)	(13,843)	(15,386)
Deemed distribution	—	—	(8,250)

Total distributions to common stockholders	$25,947	$24,824	$26,603

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

(1)	The Company’s taxable income for 2015 is an estimate and will not be finalized until the Company files its 2015 federal income tax return in 2016. Therefore, the Company’s actual taxable income, and the Company’s actual taxable income that was earned in 2015 and carried forward for distribution in 2016, may be different than this estimate.

For tax purposes, distributions paid to stockholders are reported as ordinary income, long term capital gains, qualified dividends, return of capital or a combination thereof. The tax character of distributions paid for the years ended December 31, 2015, 2014 and 2013 was as follows:

	2015	2014	2013
Ordinary income	$25,639	$14,242	$15,282
Long term capital gains	—	10,389	10,000
Qualified dividends	308	193	1,321

Total distributions	$25,947	$24,824	$26,603

The Company estimates that it generated undistributed ordinary taxable income of approximately $14,891, or $0.91 per share during 2015 that will be carried forward and distributed in 2016. Ordinary dividend distributions from a RIC do not qualify for the preferential federal income tax rate on dividend income from certain domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations.

The Company may distribute a portion of its realized net long term capital gains in excess of realized net short term capital losses to its stockholders, but may also decide to retain a portion, or all, of its net capital gains and elect to make a “deemed distribution” to its stockholders For the year ended December 31, 2013, the Company elected to designate retained net capital gains of $8,250, or approximately $0.60 per share, as a deemed distribution, which was allocated to stockholders of record as of December 31, 2013. The Company incurred U.S. federal income taxes of $2,887, or approximately $0.21 per share, on behalf of stockholders related to this deemed distribution. Such U.S. federal income taxes were paid in January 2014. For the years ended December 31, 2015 and 2014, the Company did not elect to designate retained net capital gains as a deemed distribution.

As of December 31, 2015, 2014 and 2013, the tax basis components of distributable earnings were as follows:

	2015 (1)	2014	2013
Undistributed ordinary income	$14,891	$13,733	$4,865
Undistributed qualified income	—	110	132
Undistributed long term capital gains	—	—	10,389
Unrealized appreciation (depreciation) (2)	6,703	3,805	(9,445)
Temporary book/tax differences	425	(6,121)	(1,073)
Capital loss carry forward	(7,574)	(11,288)	—

Total distributable earnings	$1,039	$239	$4,868

(1)	The Company’s undistributed earnings for 2015 is an estimate and will not be finally determined until the Company files its 2015 federal income tax return in 2016. Therefore, the Company’s actual distributable earnings may be different than this estimate.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

(2)	In addition, there is net unrealized appreciation of $1,633, $1,211 and $1,211 included in additional paid in capital as of December 31, 2015, 2014 and 2013, respectively, that was recognized prior to the Formation Transactions.

For federal income tax purposes, the cost of investments owned at December 31, 2015 and 2014 was approximately $448,889 and $397,698, respectively.

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These permanent book-to-tax differences are reclassified on the consolidated statements of changes in net assets to reflect their tax character but have no impact on total net assets. The following permanent book-to-tax differences were reclassified on the consolidated statements of changes in net assets for the years ended December 31, 2015, 2014 and 2013.

	2015	2014	2013
Additional paid in capital	$(770)	$(590)	$(7,057)
Undistributed net investment income	908	366	73
Accumulated net realized (loss) gain on investments, net of taxes	(138)	224	6,984

Note 13. Subsequent Events

On January 15, 2016, the Company invested $10,500 in the subordinated notes and common equity of OMC Investors, LLC, doing business as Ohio Medical Corporation, a manufacturer and distributer of medical suction and oxygen therapy products and source equipment.

On January 29, 2016, the Company exited its debt and warrant investments in Continental Anesthesia Management, LLC in connection with the sale of the portfolio company. The Company received payment in full on its subordinated notes and recognized a loss of approximately $275 on its warrant investment.

On February 1, 2016, the Company exited its debt and equity investments in X5 Opco LLC. The Company received payment in full on its senior secured loan, including a prepayment penalty, and sold its equity at a price approximating cost.

On February 16, 2016, the Company exited its debt investment in Stagnito Partners, LLC. The Company received payment in full on its senior secured loan, including a prepayment penalty.

On February 16, 2016, the Board declared a regular quarterly dividend of $0.39 per share payable on March 25, 2016 to stockholders of record as of March 11, 2016.

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

Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Attestation Report of the Registered Public Accounting Firm

Our internal control over financial reporting as of December 31, 2015 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of Part II of this Annual Report under the heading Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

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

(2) Financial Statement Schedules

None.

(3) Exhibits

Unless otherwise noted, the following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

3.2	Bylaws of the Registrant (Filed as Exhibit (b)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

4.1	Form of Stock Certificate of the Registrant (Filed as Exhibit (d) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

4.2	Agreement to Furnish Certain Instruments (Filed as Exhibit (f)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

10.1	Investment Advisory and Management Agreement between Registrant and Fidus Investment Advisors, LLC (Filed as Exhibit (g) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

10.2	Custody Agreement (Filed as Exhibit (j) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

Exhibit Number	Description

10.3	Administration Agreement between Registrant and Fidus Investment Advisors, LLC (Filed as Exhibit (k)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

10.4	Trademark License Agreement between Registrant and Fidus Partners, LLC (Filed as Exhibit (k)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

10.5†	Form of Indemnification Agreement by and between Registrant and each of its directors (Filed as Exhibit (k)(3) to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on June 10, 2011 and incorporated herein by reference).

10.6	Dividend Reinvestment Plan (Filed as Exhibit (e) to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-182785) filed with the Securities and Exchange Commission on August 27, 2012 and incorporated herein by reference).

10.7	First Amendment to Investment Advisory and Management Agreement between Registrant and Fidus Investment Advisors, LLC filed as exhibit 10.7 to the Registrant’s annual report on Form 10-K, filed with the Securities and Exchange Commission on March 6, 2014 and incorporated herein by reference.

10.8	Senior Secured Revolving Credit Agreement, dated June 16, 2014, by and among the Registrant, the lenders party thereto and ING Capital LLC, as Administrative Agent, filed as exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2014 and incorporated herein by reference.

10.9	Amendment No. 1, dated December 19, 2014, to the Senior Secured Revolving Credit Agreement dated June 16, 2014, by and among the Registrant, the lenders party thereto and ING Capital LLC as Administrative Agent filed as exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2014 and incorporated herein by reference.

14.1	Code of Business Conduct of the Registrant (Filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00861) filed with the Securities and Exchange Commission on March 8, 2012 and incorporated herein by reference).

21.1	List of Subsidiaries (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

†	Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDUS INVESTMENT CORPORATION A Maryland Corporation

Date: March 3, 2016

/s/ EDWARD H. ROSS
Name:	Edward H. Ross
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ EDWARD H. ROSS Edward H. Ross	Chairman and Chief Executive Officer (Principal Executive Officer)	March 3, 2016

/s/ SHELBY E. SHERARD Shelby E. Sherard	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2016

/s/ THOMAS C. LAUER Thomas C. Lauer	Director	March 3, 2016

/s/ RAYMOND L. ANSTISS, JR. Raymond L. Anstiss	Director	March 3, 2016

/s/ CHARLES D. HYMAN Charles D. Hyman	Director	March 3, 2016

/s/ JOHN A. MAZZARINO John A. Mazzarino	Director	March 3, 2016

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

3.2	Bylaws of the Registrant (Filed as Exhibit (b)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

4.1	Form of Stock Certificate of the Registrant (Filed as Exhibit (d) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

4.2	Agreement to Furnish Certain Instruments (Filed as Exhibit (f)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

10.1	Investment Advisory and Management Agreement between Registrant and Fidus Investment Advisors, LLC (Filed as Exhibit (g) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

10.2	Custody Agreement (Filed as Exhibit (j) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

10.3	Administration Agreement between Registrant and Fidus Investment Advisors, LLC (Filed as Exhibit (k)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

10.4	Trademark License Agreement between Registrant and Fidus Partners, LLC (Filed as Exhibit (k)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

10.5†	Form of Indemnification Agreement by and between Registrant and each of its directors (Filed as Exhibit (k)(3) to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on June 10, 2011 and incorporated herein by reference).

10.6	Dividend Reinvestment Plan (Filed as Exhibit (e) to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-182785) filed with the Securities and Exchange Commission on August 27, 2012 and incorporated herein by reference).

10.7	First Amendment to Investment Advisory and Management Agreement between Registrant and Fidus Investment Advisors, LLC filed as exhibit 10.7 to the Registrant’s annual report on Form 10-K, filed with the Securities and Exchange Commission on March 6, 2014 and incorporated herein by reference.

10.8	Senior Secured Revolving Credit Agreement, dated June 16, 2014, by and among the Registrant, the lenders party thereto and ING Capital LLC, as Administrative Agent, filed as exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2014 and incorporated herein by reference.

Exhibit Number	Description

10.9	Amendment No. 1, dated December 19, 2014, to the Senior Secured Revolving Credit Agreement dated June 16, 2014, by and among the Registrant, the lenders party thereto and ING Capital LLC as Administrative Agent filed as exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2014 and incorporated herein by reference.

14.1	Code of Business Conduct of the Registrant (Filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00861) filed with the Securities and Exchange Commission on March 8, 2012 and incorporated herein by reference).

21.1	List of Subsidiaries (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

†	Denotes a management contract or compensatory plan, contract or arrangement.