Form 10-Q
period 2016-03-31
FIDUS INVESTMENT Corp
filed 2016-05-05
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 4, 2016, the Registrant had outstanding 16,312,363 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	March 31, 2016 (unaudited)	December 31, 2015
ASSETS
Investments, at fair value
Control investments (cost: $12,042 and $12,042, respectively)	$—	$618
Affiliate investments (cost: $105,693 and $105,930, respectively)	113,292	111,846
Non-control/non-affiliate investments (cost: $342,248 and $330,366, respectively)	342,390	330,805

Total investments, at fair value (cost: $459,983 and $448,338, respectively)	455,682	443,269
Cash and cash equivalents	13,041	31,657
Interest receivable	5,725	4,520
Prepaid expenses and other assets	1,099	1,222

Total assets	$475,547	$480,668

LIABILITIES
SBA debentures, net of deferred financing costs (Note 6)	$210,067	$209,394
Borrowings under credit facility, net of deferred financing costs (Note 6)	10,321	14,734
Accrued interest and fees payable	722	2,840
Due to affiliates	5,565	5,762
Taxes payable	—	400
Accounts payable and other liabilities	147	176

Total liabilities	226,822	233,306

Commitments and contingencies
NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 16,312,363 and 16,300,732 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively)	16	16
Additional paid-in capital	246,487	246,307
Undistributed net investment income	14,612	13,887
Accumulated net realized (loss) gain on investments, net of taxes and distributions	(6,684)	(6,145)
Accumulated net unrealized (depreciation) appreciation on investments	(5,706)	(6,703)

Total net assets	248,725	247,362

Total liabilities and net assets	$475,547	$480,668

Net asset value per common share	$15.25	$15.17

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

(in thousands, except shares and per share data)

	Three Months Ended March 31,
	2016	2015
Investment Income:
Interest income
Control investments	$—	$128
Affiliate investments	2,844	2,345
Non-control/non-affiliate investments	10,603	9,450

Total interest income	13,447	11,923
Dividend income
Affiliate investments	162	30
Non-control/non-affiliate investments	81	107

Total dividend income	243	137
Fee income
Affiliate investments	7	—
Non-control/non-affiliate investments	968	764

Total fee income	975	764
Interest on idle funds and other income	26	14

Total investment income	14,691	12,838

Expenses:
Interest and financing expenses	2,600	2,130
Base management fee	1,983	1,791
Incentive fee	1,880	1,599
Administrative service expenses	321	368
Professional fees	482	439
Other general and administrative expenses	318	293

Total expenses	7,584	6,620

Net investment income before income taxes	7,107	6,218
Income tax provision (benefit)	25	(11)

Net investment income	7,082	6,229

Net realized and unrealized gains (losses) on investments:
Realized (losses) on non-control/non-affiliate investments	(310)	—
Net change in unrealized appreciation on investments	768	180

Net gain on investments	458	180

Net increase in net assets resulting from operations	$7,540	$6,409

Per common share data:
Net investment income per share-basic and diluted	$0.43	$0.39

Net increase in net assets resulting from operation per share — basic and diluted	$0.46	$0.40

Dividends declared per share	$0.39	$0.38

Weighted average number of shares outstanding — basic and diluted	16,301,499	16,060,057

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except shares)

	Common Stock
	Number of shares	Par value	Additional paid in capital	Undistributed net investment income	Accumulated net realized (loss) on investments, net of taxes and distributions	Accumulated net unrealized (depreciation) appreciation on investments	Total net assets
Balances at December 31, 2014	16,051,037	$16	$243,008	$12,433	$(15,999)	$3,805	$243,263
Public offerings of common stock, net of expenses	49,193	—	882	—	—	—	882
Shares issued under dividend reinvestment plan	12,922	—	213	—	—	—	213
Net increase in net assets resulting from operations	—	—	—	6,229	—	180	6,409
Dividends declared	—	—	—	(6,099)	—	—	(6,099)

Balances at March 31, 2015	16,113,152	$16	$244,103	$12,563	$(15,999)	$3,985	$244,668

Balances at December 31, 2015	16,300,732	$16	$246,307	$13,887	$(6,145)	$(6,703)	$247,362
Public offerings of common stock, net of expenses	—	—	—	—	—	—	—
Shares issued under dividend reinvestment plan	11,631	—	180	—	—	—	180
Net increase in net assets resulting from operations	—	—	—	7,082	(539)	997	7,540
Dividends declared	—	—	—	(6,357)	—	—	(6,357)

Balances at March 31, 2016	16,312,363	$16	$246,487	$14,612	$(6,684)	$(5,706)	$248,725

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$7,540	$6,409
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used for) operating activities:
Net change in unrealized (appreciation) on investments	(768)	(180)
Realized losses on investments	310	—
Interest and dividend income paid-in-kind	(1,087)	(1,074)
Accretion of original issue discount	(60)	(151)
Accretion of loan origination fees	(316)	(212)
Purchase of investments	(42,348)	(39,561)
Proceeds from sales and repayments of investments	31,581	24,679
Proceeds from loan origination fees	275	250
Amortization of deferred financing costs	273	234
Changes in operating assets and liabilities:
Interest receivable	(1,205)	(975)
Prepaid expenses and other assets	123	69
Accrued interest and fees payable	(2,118)	(1,753)
Due to affiliates	(197)	(161)
Taxes payable	(400)	(328)
Accounts payable and other liabilities	(29)	(72)

Net cash (used for) operating activities	(8,426)	(12,826)

Cash Flows from Financing Activities:
Proceeds from stock offerings, net of expenses	—	882
Proceeds received from SBA debentures	500	5,000
Net (repayments of) proceeds received from borrowings under credit facility	(4,500)	800
Payment of deferred financing costs	(13)	(921)
Dividends paid to stockholders, including expenses	(6,177)	(5,886)

Net cash (used for) financing activities	(10,190)	(125)

Net (decrease) in cash and cash equivalents	(18,616)	(12,951)
Cash and cash equivalents:
Beginning of period	31,657	29,318

End of period	$13,041	$16,367

Supplemental disclosure of cash flow information:
Cash payments for interest	$4,445	$3,649
Cash payments for taxes, net of tax refunds received	$425	$317
Non-cash financing activities:
Shares issued under dividend reinvestment plan	$180	$213

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

March 31, 2016

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Aerospace & Defense Manufacturing
FDS Avionics Corp.
(dba Flight Display Systems)
Subordinated Note	12.3%/0.0%	4/1/2020	$5,200	$5,181	$5,098
Common Equity (200 units) (i)				2,000	1,200

				7,181	6,298	3%

Lightning Diversion Systems, LLC
Senior Secured Loan	9.5%/0.0%	12/20/2018	9,198	9,168	9,198
Revolving Loan ($1,000 commitment) (h)	9.5%/0.0%	12/20/2018	—	(1)	(1)
Common Equity (600,000 units)				—	2,414

				9,167	11,611	5%

Malabar International (k)
Subordinated Note (j)	12.5%/2.5%	5/21/2017	7,497	7,486	7,497
Preferred Equity (1,494 shares) (f)	6.0%/0.0%	11/21/2017		1,995	5,018

				9,481	12,515	5%

Simplex Manufacturing Co.
Subordinated Note	14.0%/0.0%	5/1/2016	4,550	4,550	4,550
Warrant (24 shares)				710	3,589

				5,260	8,139	3%

Steward Holding LLC (k)
(dba Steward Advanced Materials)
Subordinated Note	12.0%/2.3%	5/12/2021	7,061	7,028	7,028
Common Equity (1,000,000 units)				1,000	1,000

				8,028	8,028	3%

Apparel Distribution
Jacob Ash Holdings, Inc.
Subordinated Note (j)	13.0%/4.0%	6/30/2018	4,000	3,994	4,000
Subordinated Note	13.0%/0.0%	6/30/2018	963	956	963
Preferred Equity (66,138 shares) (f)	0.0%/15.0%	6/30/2018		959	955
Warrant (63,492 shares)				67	—

				5,976	5,918	2%

Building Products Manufacturing
The Wolf Organization, LLC
Common Equity (175 shares)				1,750	3,260	1%

US GreenFiber, LLC
Subordinated Note (j)	12.5%/0.0%	1/2/2019	14,000	13,956	14,000
Common Equity (1,667 units) (g)(i)				500	1,119

				14,456	15,119	6%

Business Services
Inflexxion, Inc. (k)
Senior Secured Loan	13.0%/0.0%	12/16/2019	3,950	3,932	2,524
Revolving Loan ($1,000 commitment) (i)	13.0%/0.0%	12/16/2019	150	146	96
Preferred Equity (1,400 units)				1,400	—

				5,478	2,620	1%

Plymouth Rock Energy, LLC
Senior Secured Loan	11.8%/0.0%	5/14/2017	6,000	5,987	6,000	2%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2016

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Vanguard Dealer Services, L.L.C.
Subordinated Note ($9,850 commitment) (j)	12.3%/0.0%	1/30/2021	$7,350	$7,313	$7,350
Common Equity (6,000 shares)				600	798

				7,913	8,148	3%

Capital Equipment Manufacturing
Thermoforming Technology Group LLC
Subordinated Note	12.5%/0.0%	9/14/2021	13,500	13,433	13,433
Common Equity (3,500 units) (g)(i)				350	350

				13,783	13,783	6%

Commercial Cleaning
Premium Franchise Brands, LLC
Preferred Equity (1,054,619 shares)				832	775	0%

Component Manufacturing
Channel Technologies Group, LLC
Preferred Equity (612 units) (g)(i)				939	59
Common Equity (612,432 units) (g)(i)				—	—

				939	59	0%

Toledo Molding & Die, Inc.
Subordinated Note (i)	10.5%/0.0%	12/18/2018	10,000	9,898	10,000	4%

Consumer Products
Grindmaster Corporation
Subordinated Note	11.5%/0.0%	10/31/2019	10,500	10,467	10,500	4%

World Wide Packaging, LLC (k)
Subordinated Note (i)	12.0%/1.0%	10/26/2018	10,290	10,267	10,290
Common Equity (1,517,573 units) (g)(i)				1,518	2,322

				11,785	12,612	5%

Electronic Components Supplier
Apex Microtechnology, Inc. (k)
Warrant (2,293 shares)				220	368
Common Equity (11,690 shares)				1,169	1,842

				1,389	2,210	1%

Financial Services
National Truck Protection Co., Inc.
Senior Secured Loan	13.5%/2.0%	9/13/2018	11,089	11,046	11,089
Common Equity (1,109 shares)				758	1,924

				11,804	13,013	5%

Healthcare Products
Allied 100 Group, Inc.
Subordinated Note (j)	11.5%/0.0%	5/26/2020	13,000	12,951	13,000
Common Equity (1,250,000 units) (i)				1,250	1,362

				14,201	14,362	6%

Anatrace Products, LLC
Subordinated Note	13.0%/1.3%	6/23/2021	6,500	6,481	6,481
Common Equity (360,000 shares) (i)				—	214

				6,481	6,695	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2016

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
MedPlast, LLC
Subordinated Note (i)	11.0%/1.5%	3/31/2019	$10,377	$10,336	$10,377
Preferred Equity (188 shares) (f)(i)	0.0%/8.0%	3/31/2019		227	228
Common Equity (3,728 shares) (i)				62	210

				10,625	10,815	4%

OMC Investors, LLC
(dba Ohio Medical Corporation)
Subordinated Note	12.0%/0.0%	7/15/2021	10,000	9,904	9,904
Common Equity (5,000 shares) (f)	0.0%/8.0%			508	508

				10,412	10,412	4%

Pfanstiehl, Inc. (k)
Subordinated Note	12.0%/1.5%	9/29/2018	6,208	6,181	6,208
Common Equity (8,500 units) (i)				850	5,722

				7,031	11,930	5%

Six Month Smiles Holdings, Inc.
Subordinated Note (i)	12.0%/1.8%	7/31/2020	8,142	8,114	7,909	3%

Healthcare Services
Medsurant Holdings, LLC (k)
Subordinated Note	12.3%/0.0%	6/18/2021	6,267	6,214	6,214
Preferred Equity (126,662 units) (g)				1,346	1,522
Warrant (505,176 units) (g)				4,516	5,262

				12,076	12,998	5%

Microbiology Research Associates, Inc. (k)
Senior Secured Loan	6.0%/0.0%	5/13/2020	3,750	3,735	3,750
Revolving Loan ($500 commitment) (h)(i)	6.0%/0.0%	5/13/2020	—	(2)	—
Subordinated Note	12.5%/0.0%	11/13/2020	6,250	6,224	6,250
Common Equity (1,000,000 units) (i)				1,000	1,447

				10,957	11,447	5%

Oaktree Medical Centre, P.C.
(dba Pain Management Associates)
Senior Secured Loan (i)	11.5%/0.0%	1/1/2018	571	590	566
Senior Secured Loan (i)	7.0%/12.0%	1/1/2018	5,556	5,697	5,235
Revolving Loan ($1,250 commitment) (i)	11.5%/0.0%	1/1/2018	1,255	1,265	1,255

				7,552	7,056	3%

United Biologics, LLC
Subordinated Note	12.0%/2.0%	3/5/2017	8,566	8,436	8,267
Preferred Equity (98,377 units) (g)(i)				1,069	33
Warrant (57,469 units)				566	17

				10,071	8,317	3%

Industrial Cleaning & Coatings
K2 Industrial Services, Inc.
Subordinated Note	11.8%/2.8%	5/23/2017	17,248	17,222	17,248
Preferred Equity - Series A (1,200 shares)				1,200	597
Preferred Equity - Series B (74 shares)				68	101

				18,490	17,946	7%

Information Technology Services
FTH Acquisition Corp. VII
Subordinated Note	13.0%/0.0%	3/9/2017	8,308	8,308	8,137
Preferred Equity (887,122 shares)				887	128

				9,195	8,265	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2016

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
inthinc Technology Solutions, Inc.
Subordinated Note ($5,000 commitment)	12.5%/0.0%	4/24/2020	$4,000	$3,980	$3,980
Subordinated Note	0.0%/12.5%	4/24/2020	1,072	904	904
Royalty Rights		4/24/2020		185	185

				5,069	5,069	2%

Laundry Services
Caldwell & Gregory, LLC
Subordinated Note	11.5%/1.0%	11/30/2018	1,543	1,528	1,543
Subordinated Note	0.0%/12.0%	5/31/2019	4,194	4,032	4,194
Common Equity (500,000 units) (g)				500	597
Warrant (242,121 units) (g)				242	289

				6,302	6,623	3%

Oil & Gas Services
IOS Acquisitions, Inc. (n)
Common Equity (2,152 units) (i)				109	21	0%

Pinnergy, Ltd.
Subordinated Note (j)	10.5%/1.8%	1/24/2020	20,000	19,948	12,103	5%

Printing Services
Brook & Whittle Limited
Subordinated Note	12.0%/4.8%	12/31/2016	7,748	7,748	7,584
Subordinated Note	12.0%/2.0%	12/31/2016	2,307	2,307	2,214
Warrant (1,161 shares)				285	—
Common Equity - Series A (148 shares)				110	—
Common Equity - Series D (527 shares)				53	93

				10,503	9,891	4%

Promotional Products
Hub Acquisition Sub, LLC
(dba Hub Pen)
Subordinated Note (j)	12.3%/0.0%	9/23/2021	11,350	11,294	11,294
Common Equity (7,500 units)				750	750

				12,044	12,044	5%

Restaurants
ACFP Management, Inc. (n)
Common Equity (1,000,000 units) (i)				—	—	0%

Cardboard Box LLC
(dba Anthony’s Coal Fired Pizza)
Common Equity (521,021 units) (i)				521	521	0%

Restaurant Finance Co, LLC
Senior Secured Loan (j)	12.0%/4.0%	7/31/2020	8,880	8,846	8,880	4%

Retail
EBL, LLC (EbLens)
Common Equity (750,000 units) (g)(i)				750	1,699	1%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2016

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Retail Cleaning
Paramount Building Solutions, LLC (l)
Subordinated Note (m)	0.0%/18.0%	12/31/2017	$625	$625	$—
Subordinated Note (m)	0.0%/15.0%	12/31/2017	275	275	—
Subordinated Note (m)	0.0%/10.0%	12/31/2017	1,376	1,376	—
Subordinated Note (m)	0.0%/14.0%	12/31/2017	2,927	2,927	—
Warrant (1,086,035 units) (g)				—	—
Preferred Equity (5,000,000 units) (g)				5,339	—
Common Equity (107,143 units) (g)				1,500	—

				12,042	—	0%

Safety Products Manufacturing
Safety Products Group, LLC (k)
Subordinated Note	12.0%/1.5%	12/30/2018	10,000	9,976	10,000
Preferred Equity (749 units) (g)(i)				749	845
Common Equity (676 units) (g)(i)				1	—

				10,726	10,845	4%

Specialty Chemicals
FAR Research Inc. (k)
Senior Secured Loan (j)	11.8%/1.0%	3/31/2019	7,466	7,443	7,466
Revolving Loan ($1,750 commitment) (i)	11.8%/1.0%	3/31/2019	137	132	136
Common Equity (10 units)				1,000	125

				8,575	7,727	3%

Specialty Cracker Manufacturing
Westminster Cracker Company, Inc. (k)(n)
Common Equity (1,307,262 units)				—	191	0%

Specialty Distribution
Carlson Systems Holdings, Inc.
Subordinated Note (j)	12.0%/0.0%	5/20/2020	21,000	20,917	21,000
Common Equity (15,000 units) (i)				1,500	2,725

				22,417	23,725	10%

Virginia Tile Company, LLC
Subordinated Note (j)	12.3%/0.0%	5/19/2020	12,000	11,954	12,000
Common Equity (20 shares)				250	744

				12,204	12,744	5%

Transportation Services
Cavallo Bus Lines Holdings, LLC
Subordinated Note	12.0%/3.0%	4/26/2021	8,250	8,212	8,212	3%

US Pack Logistics LLC
Subordinated Note	12.0%/1.8%	9/27/2020	10,345	10,303	10,345
Common Equity (5,357 units) (g)(i)				583	514

				10,886	10,859	4%

Worldwide Express Operations, LLC
Subordinated Note	11.5%/1.0%	8/1/2020	17,338	17,216	17,338
Common Equity (2,500,000 units) (g)(i)				2,500	4,425

				19,716	21,763	9%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2016

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Utility Equipment Manufacturing
Mirage Trailers LLC (k)
Senior Secured Loan (j)(e)	12.5%/0.0%	11/25/2020	$8,601	$8,518	$8,518
Common Equity (2,500,000 shares)				2,477	2,477

				10,995	10,995	4%

Trantech Radiator Products, Inc. (k)
Subordinated Note (i)	12.0%/1.8%	5/4/2017	8,494	8,484	8,494
Common Equity (6,875 shares) (i)				688	680

				9,172	9,174	4%

Vending Equipment Manufacturing
Ice House America, LLC
Subordinated Note (i)	12.0%/3.5%	1/1/2020	4,135	3,951	3,806
Warrant (1,957,895 units) (g)(i)				216	30

				4,167	3,836	2%

Total Investments				$459,983	$455,682	183%

(a)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(b)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(c)	All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.
(d)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of March 31, 2016. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
(e)	The investment bears interest at a variable rate that is determined by reference to one-month LIBOR, which is reset monthly. The interest rate is set as one-month LIBOR + 11.5% and is subject to a 12.5% interest rate floor. The Company has provided the interest rate in effect as of March 31, 2016.
(f)	Income producing. Maturity date, if any, represents mandatory redemption date.
(g)	Investment is held by a wholly-owned subsidiary of the Company.
(h)	The entire commitment was unfunded at March 31, 2016. As such, no interest is being earned on this investment.
(i)	Investment pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(j)	The portion of the investment not held by the Funds is pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(k)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company. Transactions in which the issuer was an Affiliated Person are detailed in Note 3 to the consolidated financial statements.
(l)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control” this portfolio company because it owns 25% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company. Transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are detailed in Note 3 to the consolidated financial statements.
(m)	Investment was on non-accrual status as of March 31, 2016, meaning the Company has ceased recognizing interest income on the investment.
(n)	Investment in portfolio company that has sold its operations and is in the process of winding down.

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

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (continued)

December 31, 2015

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Plymouth Rock Energy, LLC
Senior Secured Loan	11.8%/0.0%	5/14/2017	$6,000	$5,984	$6,000	2%

Stagnito Partners, LLC
(dba Stagnito Business Information)
Senior Secured Loan (i)	12.0%/0.0%	6/30/2018	6,361	6,290	6,361	3%

Vanguard Dealer Services, L.L.C.
Subordinated Note ($9,850 commitment) (j)	12.3%/0.0%	1/30/2021	7,350	7,310	7,310
Common Equity (6,000 shares)				600	600

				7,910	7,910	3%

Commercial Cleaning
Premium Franchise Brands, LLC
Preferred Equity (1,054,619 shares)				832	717	0%

Component Manufacturing
Channel Technologies Group, LLC
Subordinated Note	11.0%/1.8%	4/10/2019	7,000	6,963	6,253
Preferred Equity (612 units) (g)(i)				1,139	548
Common Equity (612,432 units) (g)(i)				—	—

				8,102	6,801	3%

Toledo Molding & Die, Inc.
Subordinated Note (i)	10.5%/0.0%	12/18/2018	10,000	9,889	10,000	4%

Consumer Products
Grindmaster Corporation
Subordinated Note	11.5%/0.0%	10/31/2019	10,500	10,465	10,500	4%

World Wide Packaging, LLC (k)
Subordinated Note (i)	12.0%/1.0%	10/26/2018	10,265	10,239	10,277
Common Equity (1,517,573 units) (g)(i)				1,518	2,043

				11,757	12,320	5%

Electronic Components Supplier
Apex Microtechnology, Inc. (k)
Warrant (2,293 shares)				220	274
Common Equity (11,690 shares)				1,169	1,425

				1,389	1,699	1%

Financial Services
National Truck Protection Co., Inc.
Senior Secured Loan	13.5%/2.0%	9/13/2018	11,989	11,944	11,989
Common Equity (1,109 shares)				758	1,705

				12,702	13,694	6%

Healthcare Products
Allied 100 Group, Inc.
Subordinated Note (j)	11.5%/0.0%	5/26/2020	13,000	12,948	13,000
Common Equity (1,250,000 units) (i)				1,250	1,223

				14,198	14,223	6%

Anatrace Products, LLC
Subordinated Note	13.0%/1.3%	6/23/2021	6,500	6,480	6,480
Common Equity (360,000 shares) (i)				—	148

				6,480	6,628	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (continued)

December 31, 2015

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
MedPlast, LLC
Subordinated Note (i)	11.0%/1.5%	3/31/2019	$10,338	$10,294	$10,338
Preferred Equity (188 shares) (f)(i)	0.0%/8.0%	3/31/2019		223	223
Common Equity (3,728 shares) (i)				62	103

				10,579	10,664	4%

Pfanstiehl, Inc. (k)
Subordinated Note	12.0%/2.0%	9/29/2018	6,208	6,178	6,208
Common Equity (8,500 units) (i)				850	4,280

				7,028	10,488	4%

Six Month Smiles Holdings, Inc.
Subordinated Note (i)	12.0%/1.8%	7/31/2020	8,106	8,077	8,106	3%

Healthcare Services
Continental Anesthesia Management, LLC
Senior Secured Loan	10.0%/4.0%	4/15/2016	10,676	10,676	10,676
Warrant (263 shares)				276	—

				10,952	10,676	4%

Medsurant Holdings, LLC (k)
Subordinated Note	12.3%/0.0%	6/18/2021	6,267	6,211	6,211
Preferred Equity (126,662 units) (g)				1,346	1,515
Warrant (505,176 units) (g)				4,516	5,237

				12,073	12,963	5%

Microbiology Research Associates, Inc. (k)
Senior Secured Loan	6.0%/0.0%	5/13/2020	3,750	3,734	3,750
Revolving Loan ($500 commitment) (h)(i)	6.0%/0.0%	5/13/2020	—	(2)	—
Subordinated Note	12.5%/0.0%	11/13/2020	6,250	6,222	6,250
Common Equity (1,000,000 units) (i)				1,000	1,444

				10,954	11,444	5%

Oaktree Medical Centre, P.C.
(dba Pain Management Associates)
Senior Secured Loan (i)	8.5%/0.0%	1/1/2018	560	570	589
Senior Secured Loan (i)	16.0%/0.0%	1/1/2018	5,379	5,458	5,454
Revolving Loan ($500 commitment) (i)	8.5%/0.0%	1/1/2018	250	257	263

				6,285	6,306	3%

United Biologics, LLC
Subordinated Note	12.0%/2.0%	3/5/2017	8,523	8,360	7,932
Preferred Equity (98,377 units) (g)(i)				1,069	—
Warrant (57,469 units)				566	—

				9,995	7,932	3%

Industrial Cleaning & Coatings
K2 Industrial Services, Inc.
Subordinated Note	8.8%/6.4%	5/23/2017	17,118	17,086	16,718
Preferred Equity - Series A (1,200 shares)				1,200	271
Preferred Equity - Series B (74 shares)				68	78

				18,354	17,067	7%

Information Technology Services
FTH Acquisition Corp. VII
Subordinated Note	13.0%/0.0%	2/28/2017	8,352	8,352	8,236
Preferred Equity (887,122 shares)				887	—

				9,239	8,236	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (continued)

December 31, 2015

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
inthinc Technology Solutions, Inc.
Subordinated Note ($5,000 commitment)	12.5%/0.0%	4/24/2020	$4,000	$3,979	$3,979
Subordinated Note	0.0%/12.5%	4/24/2020	1,039	861	861
Royalty Rights		4/24/2020		185	185

				5,025	5,025	2%

Laundry Services
Caldwell & Gregory, LLC
Subordinated Note	11.5%/1.0%	11/30/2018	1,539	1,523	1,539
Subordinated Note	0.0%/12.0%	5/31/2019	4,072	3,897	4,072
Common Equity (500,000 units) (g)				500	651
Warrant (242,121 units) (g)				242	316

				6,162	6,578	3%

Oil & Gas Services
IOS Acquisitions, Inc. (n)
Common Equity (2,152 units) (i)				109	21	0%

Pinnergy, Ltd.
Subordinated Note (j)	10.5%/1.8%	1/24/2020	20,000	19,945	16,440	7%

Printing Services
Brook & Whittle Limited
Subordinated Note	12.0%/4.8%	12/31/2016	7,655	7,655	7,361
Subordinated Note	12.0%/2.0%	12/31/2016	2,296	2,296	2,151
Warrant (1,051 shares)				285	—
Common Equity - Series A (148 shares)				110	—
Common Equity - Series D (527 shares)				53	77

				10,399	9,589	4%

Restaurants
ACFP Management, Inc. (n)
Common Equity (1,000,000 units) (i)				—	—	0%

Cardboard Box LLC
(dba Anthony’s Coal Fired Pizza)
Common Equity (521,021 units) (i)				521	521	0%

Restaurant Finance Co, LLC
Senior Secured Loan ($10,500 commitment) (j)	12.0%/4.0%	7/31/2020	8,443	8,410	8,443	3%

Retail
EBL, LLC (EbLens)
Common Equity (750,000 units) (g)(i)				750	1,389	1%

Retail Cleaning
Paramount Building Solutions, LLC (l)
Subordinated Note (m)	0.0%/18.0%	12/31/2017	625	625	618
Subordinated Note (m)	0.0%/15.0%	12/31/2017	275	275	—
Subordinated Note (m)	0.0%/10.0%	12/31/2017	1,376	1,376	—
Subordinated Note (m)	0.0%/14.0%	12/31/2017	2,927	2,927	—
Warrant (1,086,035 units) (g)				—	—
Preferred Equity (5,000,000 units) (g)				5,339	—
Common Equity (107,143 units) (g)				1,500	—

				12,042	618	0%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (continued)

December 31, 2015

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Safety Products Manufacturing
Safety Products Group, LLC (k)
Subordinated Note	12.0%/1.5%	12/30/2018	$10,000	$9,974	$10,000
Preferred Equity (749 units) (g)(i)				749	834
Common Equity (676 units) (g)(i)				1	—

				10,724	10,834	4%

Specialty Chemicals
FAR Research Inc. (k)
Senior Secured Loan (j)	11.8%/1.0%	3/31/2019	7,448	7,423	7,448
Revolving Loan ($1,750 commitment) (i)	11.8%/1.0%	3/31/2019	137	131	136
Common Equity (10 units)				1,000	161

				8,554	7,745	3%

Specialty Cracker Manufacturing
Westminster Cracker Company, Inc. (k)(n)
Common Equity (1,307,262 units)				—	191	0%

Specialty Distribution
Carlson Systems Holdings, Inc.
Subordinated Note (j)	12.0%/0.0%	5/20/2020	21,000	20,912	21,000
Common Equity (15,000 units) (i)				1,500	2,079

				22,412	23,079	9%

Virginia Tile Company, LLC
Subordinated Note (j)	12.3%/0.0%	5/19/2020	12,000	11,952	12,000
Common Equity (20 shares)				250	559

				12,202	12,559	5%

Telecommunication Services
X5 Opco LLC
Senior Secured Loan	12.0%/0.0%	3/24/2020	5,500	5,477	5,665
Revolving Loan ($500 commitment) (h)	12.0%/0.0%	3/24/2020	—	—	—
Preferred Equity (5,000 units) (f)(g)(i)	0.0%/8.0%			531	350

				6,008	6,015	2%

Transportation Services
Cavallo Bus Lines Holdings, LLC
Subordinated Note	12.0%/3.0%	4/26/2021	8,250	8,210	8,210	3%

US Pack Logistics LLC
Subordinated Note	12.0%/1.8%	9/27/2020	10,299	10,255	10,299
Common Equity (5,357 units) (g)(i)				536	483

				10,791	10,782	4%

Worldwide Express Operations, LLC
Subordinated Note	11.5%/1.0%	8/1/2020	12,805	12,723	12,806
Common Equity (2,500,000 units) (g)(i)				2,500	4,036

				15,223	16,842	7%

Utility Equipment Manufacturing
Mirage Trailers LLC (k)
Senior Secured Loan (j)(e)	12.5%/0.0%	11/25/2020	9,000	8,912	8,912
Common Equity (2,500,000 shares)				2,475	2,475

				11,387	11,387	5%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (continued)

December 31, 2015

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Trantech Radiator Products, Inc. (k)
Subordinated Note (i)	12.0%/1.8%	5/4/2017	$8,494	$8,482	$8,494
Common Equity (6,875 shares) (i)				688	434

				9,170	8,928	4%

Vending Equipment Manufacturing
Ice House America, LLC
Subordinated Note (i)	12.0%/3.5%	1/1/2020	4,098	3,903	3,668
Warrant (1,957,895 units) (g)(i)				216	47

				4,119	3,715	2%

Total Investments				$448,338	$443,269	179%

(a)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(b)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(c)	All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.
(d)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of December 31, 2015. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
(e)	The investment bears interest at a variable rate that is determined by reference to LIBOR, which is reset monthly. The interest rate is set as LIBOR + 11.5% and is subject to a 12.5% interest rate floor. The Company has provided the interest rate in effect as of December 31, 2015.
(f)	Income producing. Maturity date, if any, represents mandatory redemption date.
(g)	Investment is held by a wholly-owned subsidiary of the Company.
(h)	The entire commitment was unfunded at December 31, 2015. As such, no interest is being earned on this investment.
(i)	Investment pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(j)	The portion of the investment not held by the Funds is pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(k)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company. Transactions in which the issuer was an Affiliated Person are detailed in Note 3 to the consolidated financial statements.
(l)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control” this portfolio company because it owns 25% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company. Transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are detailed in Note 3 to the consolidated financial statements.
(m)	Investment was on non-accrual status as of December 31, 2015, meaning the Company has ceased recognizing interest income on the investment.
(n)	Investment in portfolio company that has sold its operations and is in the process of winding down.

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Note 1. Organization and Nature of Business

Fidus Investment Corporation, a Maryland corporation (“FIC,” and together with its subsidiaries, the “Company”), was formed on February 14, 2011 for the purposes of (i) acquiring 100% of the limited partnership interests of Fidus Mezzanine Capital, L.P. and its consolidated subsidiaries (collectively, “Fund I”) and 100% of the membership interests of Fund I’s general partner, Fidus Mezzanine Capital GP, LLC (“FMCGP”), (ii) raising capital in an initial public offering that was completed in June 2011 (the “IPO”) and (iii) thereafter operating as an externally managed, closed-end, non-diversified management investment company, within the meaning of the Investment Company Act of 1940, as amended (the “1940 Act”), that has elected to be regulated as a business development company (“BDC”) under the 1940 Act.

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

Fund I has also elected to be regulated as a BDC under the 1940 Act. Fund II is not registered under the 1940 Act and relies on the exclusion from the definition of investment company contained in Section 3(c)(7) of the 1940 Act. In addition, for federal income tax purposes, the Company elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2011.

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

Note 2. Significant Accounting Policies

Basis of presentation: The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) pursuant to the requirements for reporting on Form 10-Q, Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies (“ASC 946), and Articles 6 or 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. The current period’s results of operation are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015.

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

Deferred financing costs: Deferred financing costs consist of fees and expenses paid in connection with the Credit Facility (as defined in Note 6) and SBA debentures. Deferred financing costs are capitalized and amortized over the term of the debt agreement using the effective interest method. Unamortized deferred financing costs are presented as an offset to the corresponding debt liabilities on the consolidated statements of assets and liabilities.

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

Certain of the Company’s investments contain a payment-in-kind (“PIK”) income provision. The PIK income, computed at the contractual rate specified in the applicable investment agreement, is added to the principal balance of the investment, rather than being paid in cash, and recorded as interest or dividend income, as applicable, on the consolidated statements of operations. Generally, PIK can be paid-in-kind or all in cash. The Company stops accruing PIK income when there is reasonable doubt that PIK income will be collected. PIK income is included in the Company’s taxable income and, therefore, affects the amount the Company is required to pay to shareholders in the form of dividends in order to maintain the Company’s tax treatment as a RIC and to avoid corporate federal income tax, even though the Company has not yet collected the cash.

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

Income taxes: The Company has elected to be treated as a RIC under Subchapter M of the Code, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to stockholders. To maintain the tax treatment of a RIC, the Company is required to timely distribute to its stockholders at least 90.0% of “investment company taxable income,” as defined by Subchapter M of the Code, each year. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year; however, the Company will pay a 4.0% excise tax if it does not distribute at least 98.0% of the current year’s ordinary taxable income. Any such carryover taxable income must be distributed through a dividend declared prior to the later of the date on which the final tax return related to the year in which the Company generated such taxable income is filed or the 15th day of the 9th month following the close of such taxable year. In addition, the Company will be subject to federal excise tax if it does not distribute at least 98.2% of its net capital gains realized, computed for any one year period ending October 31.

In the future, the Funds may be limited by provisions of the SBIC Act and SBA regulations governing SBICs from making certain distributions to FIC that may be necessary to enable FIC to make the minimum distributions required to maintain the tax treatment of a RIC.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax provision, if any. There were no material uncertain income tax positions at March 31, 2016 and December 31, 2015. The 2012 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Earnings and net asset value per share: The earnings per share calculations for the three months ended March 31, 2016 and 2015, are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Stock repurchase plan: The Company has an open market stock repurchase program (the “Program”) under which the Company may acquire up to $5.0 million of its outstanding common stock. Under the Program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by Fidus’ management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. Unless extended by the Board, the Company expects that the Program will be in effect until January 22, 2017, or until the approved dollar amount has been used to repurchase shares. The Program does not require the Company to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Program. The Program may be suspended, extended, modified or discontinued at any time. The Company did not make any repurchases of common stock during the quarters ended March 31, 2016 or 2015.

Recent accounting pronouncements: In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, Consolidation: Amendments to the Consolidation Analysis, which amends the criteria for determining which entities are considered variable interest entities (“VIEs”), amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. The Company adopted ASU 2015-02 as of January 1, 2016. The adoption of ASU 2015-02 had no material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The Company adopted ASU 2015-03 as of January 1, 2016. The adoption of ASU 2015-03 had no material impact on the Company’s consolidated financial statements other than corresponding reductions to total assets and total liabilities on the consolidated statements of assets and liabilities. Prior to adoption, the Company recorded deferred financing costs as an asset on the consolidated statements of assets and liabilities. Upon adoption of ASU 2015-03, the Company reclassified these deferred costs to a direct offset of the related debt liability on the consolidated statements of assets and liabilities. The new guidance will be applied retrospectively to each prior period presented. The Company reclassified the $4,872 of deferred financing costs presented as an asset as of December 31, 2015 to a direct offset of the related debt liabilities as of such date on the consolidated statements of assets and liabilities.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017 and early application is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact this ASU will have on the Company’s consolidated financial position or disclosures.

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

As of March 31, 2016, the Company had investments in 53 portfolio companies with an aggregate fair value of $455,682 and a weighted average effective yield on its debt investments of 13.3%. As of March 31, 2016, the Company held equity investments in 84.9% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 7.4%. As of December 31, 2015, the Company had investments in 53 portfolio companies with an aggregate fair value of $443,269 and a weighted average effective yield on its debt investments of 13.3%. As of December 31, 2015, the Company held equity investments in 83.0% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 8.3%. The weighted average yields were computed using the effective interest rates for debt investments at cost as of March 31, 2016 and December 31, 2015, including accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any.

Purchases of debt and equity investments for the three months ended March 31, 2016 and 2015, totaled $42,348 and $39,561, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the three months ended March 31, 2016, and 2015 totaled $31,581 and $24,679, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	March 31, 2016		December 31, 2015		March 31, 2016		December 31, 2015
Subordinated notes	$329,715	72.4%	$300,467	67.8%	$342,857	74.5%	$309,899	69.2%
Senior secured loans	64,712	14.2	88,485	20.0	66,502	14.5	88,505	19.7
Equity	51,515	11.3	44,899	10.1	43,617	9.5	42,651	9.5
Warrants	9,555	2.1	9,233	2.1	6,822	1.5	7,098	1.6
Royalty rights	185	—	185	—	185	—	185	—

Total	$455,682	100.0%	$443,269	100.0%	$459,983	100.0%	$448,338	100.0%

All investments made by the Company as of March 31, 2016 and December 31, 2015 were made in portfolio companies headquartered in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	March 31, 2016		December 31, 2015		March 31, 2016		December 31, 2015
Midwest	$129,809	28.5%	$119,291	26.8%	$123,129	26.8%	$116,015	25.9%
Northeast	105,611	23.2	93,430	21.1	103,947	22.6	92,492	20.6
Southeast	104,926	23.0	107,975	24.4	115,351	25.1	113,430	25.3
West	72,201	15.8	84,648	19.1	63,612	13.8	77,028	17.2
Southwest	43,135	9.5	37,925	8.6	53,944	11.7	49,373	11.0

Total	$455,682	100.0%	$443,269	100.0%	$459,983	100.0%	$448,338	100.0%

As of March 31, 2016 and December 31, 2015, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio. As of March 31, 2016 and December 31, 2015, the Company had debt investments in one portfolio company on non-accrual status, which had an aggregate cost of $5,203 and $5,203, respectively, and a fair value of $0 and $618, respectively, as of such dates.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Schedule 12-14. Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of control and affiliate investments as of December 31, 2015 and any gross additions and reductions made to such investments, as well as the ending fair value as of March 31, 2016.

Portfolio Company (1)	Credited to Income(2)	December 31, 2015 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2016 Fair Value
Control Investments
Paramount Building Solutions, LLC
Subordinated Note	$—	$618	$—	$618	$—
Subordinated Note	—	—	—	—	—
Subordinated Note	—	—	—	—	—
Subordinated Note	—	—	—	—	—
Warrant	—	—	—	—	—
Preferred Equity	—	—	—	—	—
Common Equity	—	—	—	—	—

	—	618	—	618	—

Total Control Investments	$—	$618	$—	$618	$—

Affiliate Investments
Apex Microtechnology, Inc.
Warrant	$—	$274	$94	$—	$368
Common Equity	41	1,425	417	—	1,842

	41	1,699	511	—	2,210
FAR Research Inc.
Senior Secured Loan	238	7,448	20	2	7,466
Revolving Loan	7	136	1	1	136
Common Equity	—	161	—	36	125

	245	7,745	21	39	7,727
Inflexxion, Inc.
Senior Secured Loan	131	3,470	1	947	2,524
Revolving Loan	6	132	—	36	96
Preferred Equity	—	—	—	—	—

	137	3,602	1	983	2,620
Malabar International
Subordinated Note	285	7,450	50	3	7,497
Preferred Equity	30	4,808	210	—	5,018

	315	12,258	260	3	12,515
Medsurant Holdings, LLC
Subordinated Note	197	6,211	3	—	6,214
Preferred Equity	—	1,515	7	—	1,522
Warrant	—	5,237	25	—	5,262

	197	12,963	35	—	12,998
Microbiology Research Associates, Inc.
Senior Secured Loan	57	3,750	1	1	3,750
Revolving Loan	1	—	—	—	—
Subordinated Note	196	6,250	1	1	6,250
Common Equity	—	1,444	3	—	1,447

	254	11,444	5	2	11,447

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Portfolio Company (1)	Credited to Income(2)	December 31, 2015 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2016 Fair Value
Mirage Trailers LLC
Senior Secured Loan	$290	$8,912	$4	$398	$8,518
Common Equity	1	2,475	2	—	2,477

	291	11,387	6	398	10,995
Pfanstiehl, Inc.
Subordinated Note	213	6,208	3	3	6,208
Common Equity	90	4,280	1,442	—	5,722

	303	10,488	1,445	3	11,930
Safety Products Group, LLC
Subordinated Note	343	10,000	2	2	10,000
Preferred Equity	—	834	11	—	845
Common Equity	—	—	—	—	—

	343	10,834	13	2	10,845
Steward Holding LLC (dba Steward Advanced Materials)
Subordinated Note	251	6,987	41	—	7,028
Common Equity	—	1,000	—	—	1,000

	251	7,987	41	—	8,028
Trantech Radiator Products, Inc.
Subordinated Note	297	8,494	2	2	8,494
Common Equity	—	434	246	—	680

	297	8,928	248	2	9,174
Westminster Cracker Company, Inc.
Common Equity	—	191	—	—	191

	—	191	—	—	191
World Wide Packaging, LLC
Subordinated Note	339	10,277	28	15	10,290
Common Equity	—	2,043	279	—	2,322

	339	12,320	307	15	12,612

Total Affiliate Investments	$3,013	$111,846	$2,893	$1,447	$113,292

(1)	The principal amount, the ownership detail for equity investments, and if the investment is income producing is shown in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees or dividends included in 2016 income for the portion of the three months ended March 31, 2016 that an investment was included in Control or Affiliate categories.
(3)	Gross additions include increases in the cost basis of investments resulting from a new portfolio investment, follow on investments, accrued PIK interest or dividends, and accretion of OID and loan origination fees. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation, as well as the movement of an existing portfolio company into this category and out of a different category.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments, if any. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.

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

With respect to investments for which market quotations are not readily available, the Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of the Investment Advisor responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with the investment committee of the Investment Advisor;

•	the Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result it is not in the Company’s stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where the Company determines that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. The Board consulted with the independent valuation firm(s) in arriving at the Company’s determination of fair value for 13 and 16 of its portfolio company investments representing 25.9% and 43.0% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended March 31, 2016 and December 31, 2015, respectively) as of March 31, 2016 and December 31, 2015, respectively.

•	the audit committee of the Board reviews the preliminary valuations of the Investment Advisor and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and

•	the Board discusses these valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the Investment Advisor, the independent valuation firm(s) and the audit committee.

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

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the three months ended March 31, 2016 and 2015.

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 and 2015:

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

	Subordinated Notes	Senior Secured Loans	Equity	Warrants	Royalty Rights	Total
Balance, December 31, 2014	$273,711	$74,286	$42,886	$5,472	$—	$396,355
Net realized (losses) gains on investments	—	—	—	—	—	—
Net change in unrealized (depreciation) appreciation on investments	(1,135)	(17)	557	775	—	180
Purchase of investments	24,784	12,811	1,750	216	—	39,561
Proceeds from sales and repayments of investments	(23,943)	(447)	(289)	—	—	(24,679)
Interest and dividend income paid-in-kind	842	198	34	—	—	1,074
Proceeds from loan origination fees	(120)	(130)	—	—	—	(250)
Accretion of loan origination fees	187	24	1	—	—	212
Accretion of original issue discount	145	5	1	—	—	151

Balance, March 31, 2015	$274,471	$86,730	$44,940	$6,463	$—	$412,604

Balance, December 31, 2015	$300,467	$88,485	$44,899	$9,233	$185	$443,269
Net realized gains on investments	—	—	(35)	(275)	—	(310)
Net change in unrealized (depreciation) appreciation on investments	(3,710)	(1,770)	5,650	598	—	768
Purchase of investments	39,350	1,350	1,648	—	—	42,348
Proceeds from sales and repayments of investments	(7,044)	(23,836)	(700)	(1)	—	(31,581)
Interest and dividend income paid-in-kind	738	299	50	—	—	1,087
Proceeds from loan origination fees	(269)	(6)	—	—	—	(275)
Accretion of loan origination fees	124	190	2	—	—	316
Accretion of original issue discount	59	—	1	—	—	60

Balance, March 31, 2016	$329,715	$64,712	$51,515	$9,555	$185	$455,682

Net change in unrealized (depreciation) of $(141) and $(85) for the three months ended March 31, 2016 and 2015, respectively, was attributable to Level 3 investments held at March 31, 2016 and 2015, respectively.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of March 31, 2016 and December 31, 2015. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at March 31, 2016	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Subordinated notes	$317,612	Discounted cash flow	Weighted average cost of capital	10.9% - 21.4% (13.6%)
	12,103	Enterprise value	Asset coverage	50.0% - 85.0% (71.4%)
Senior secured loans	62,092	Discounted cash flow	Weighted average cost of capital	6.1% - 25.0% (13.7%)
	2,620	Enterprise value	Revenue Multiples	0.45x – 0.45x (0.45x)

Equity investments:
Equity	51,515	Enterprise value	EBITDA multiples	5.0x – 13.1x (7.3x)
Warrants	9,555	Enterprise value	EBITDA multiples	5.5x – 9.5x (6.7x)
Royalty rights	185	Discounted cash flow	Weighted average cost of capital	27.0% - 27.0% (27.0%)

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

	Fair Value at December 31, 2015	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Subordinated notes	$299,849	Discounted cash flow	Weighted average cost of capital	10.9% - 22.8% (14.8%)
	618	Enterprise value	EBITDA multiples	5.5x – 5.5x (5.5x)
Senior secured loans	88,485	Discounted cash flow	Weighted average cost of capital	6.1% - 23.2% (14.1%)
Equity investments:
Equity	44,899	Enterprise value	EBITDA multiples	3.8x – 13.1x (7.3x)
Warrants	9,233	Enterprise value	EBITDA multiples	5.0x – 9.5x (6.7x)
Royalty rights	185	Discounted cash flow	Weighted average cost of capital	22.0% - 27.0% (27.0%)

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. The fair value of borrowings under the Credit Facility (as defined in Note 6) are based on a market yield approach and current interest rates, which are level 3 inputs to the market yield model, and is estimated to be $11,000 and $15,500 as of March 31, 2016 and December 31, 2015, respectively, which is the same as the Company’s carrying value of the borrowings. The fair value of SBA debentures is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of March 31, 2016 and December 31, 2015, the fair value of the Company’s SBA debentures using Level 3 inputs is estimated at $214,000 and $213,500, respectively, which is the same as the Company’s carrying value of the debentures.

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

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement for the three months ended March 31, 2016 and 2015 totaled $1,983, and $1,791, respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee for the three months ended March 31, 2016 and 2015 totaled $1,788 and $1,563, respectively.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Formation Transactions, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee to be paid for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of both March 31, 2016 and December 31, 2015, the capital gains incentive fee payable was $0. The aggregate amount of capital gains incentive fees paid from the IPO through March 31, 2016 is $348.

In addition, the Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation). During the three months ended March 31, 2016 and 2015, the Company accrued capital gains incentive fees of $92 and $36, respectively.

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

Administration Agreement: Concurrent with the Formation Transactions, the Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 3, 2015, the Board approved the renewal of the Administrative Agreement through June 20, 2016. Under the Administration Agreement, the Investment Advisor furnishes the

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Company with office facilities and equipment, provides it clerical, bookkeeping and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies to which the Company is required to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies. Under the Administration Agreement, administrative expenses for services provided for the three months ended March 31, 2016, and 2015 totaled $321 and $368, respectively. Accrued administrative expenses are reported in the due to affiliates line on the consolidated statements of assets and liabilities.

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

Borrowings under the Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to (i) the alternate base rate plus 2.5% or (ii) the applicable London Interbank Offered Rate, or LIBOR, which varies depending on the period of the borrowing under the Credit Facility, plus 3.5%. The alternate base rate is equal to the greater of (i) prime rate, (ii) the federal funds rate plus 0.5% or (iii) the three-month LIBOR plus 1.0%. The Company pays a commitment fee between 0.5% and 1.0% per annum based on the size of the unused portion of the Credit Facility.

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of March 31, 2016 and December 31, 2015, the Company was in compliance in all material respect with the terms of the Credit Facility.

As of March 31, 2016 and December 31, 2015, the Company had outstanding borrowings under the Credit Facility of $11,000 and $15,500, respectively. For the three months ended March 31, 2016 and 2015, interest and fees related to the Credit Facility amounted to $201 and $154, respectively, which are included in interest and financing expenses on the consolidated statements of operation. As of March 31, 2016 and December 31, 2015, accrued interest and fees payable related to the Credit Facility totaled $13 and $101, respectively.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs and such debentures are guaranteed by the SBA. The SBA has made commitments to purchase $225,000 of SBA debentures from the Company on or before September 30, 2019. Unused commitments as of March 31, 2016 and December 31, 2015 were $11,000 and $11,500, respectively. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

As of March 31, 2016 and December 31, 2015, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling Date(1)	Maturity Date	Fixed Interest Rate	March 31, 2016	December 31, 2015
3/26/2008	3/1/2018	6.188%	$24,750	$24,750
9/24/2008	9/1/2018	6.442	11,950	11,950
3/25/2009	3/1/2019	5.337	19,750	19,750
9/23/2009	9/1/2019	4.950	10,000	10,000
3/24/2010	3/1/2020	4.825	13,000	13,000
9/22/2010	9/1/2020	3.932	12,500	12,500
3/29/2011	3/1/2021	4.801	1,550	1,550
9/21/2011	9/1/2021	3.594	3,250	3,250
3/21/2012	3/1/2022	3.483	3,250	3,250
3/21/2012	3/1/2022	3.051	19,000	19,000
9/19/2012	9/1/2022	2.530	11,000	11,000
9/19/2012	9/1/2022	3.049	11,500	11,500
3/27/2013	3/1/2023	3.155	3,000	3,000
9/24/2014	9/1/2024	3.775	1,000	1,000
3/25/2015	3/1/2025	3.321	5,500	5,500
3/25/2015	3/1/2025	3.277	22,500	22,500
9/23/2015	9/1/2025	3.571	16,700	16,700
3/23/2016	3/1/2026	3.267	1,500	1,500
3/23/2016	3/1/2026	3.249	21,800	21,800
(2)	(2)	(2)	500	—

Total outstanding SBA debentures			$214,000	$213,500

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)	The Company issued $500 in SBA debentures which pool in September 2016, at which time the Company expects the current short-term interest rate will reset to a higher long-term fixed rate.

Interest on SBA debentures is payable semi-annually on March 1 and September 1. For the three months ended March 31, 2016 and 2015, interest and fees on outstanding SBA debentures amounted to $2,126 and $1,742, respectively, which are included in interest and financing expenses on the consolidated statements of operation. As of March 31, 2016 and December 31, 2015, accrued interest and fees payable related to the SBA debentures totaled $709 and $2,739, respectively.

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations using the effective interest method, over the term of the respective financing instrument. Deferred financing cost amortization for the three months ended March 31, 2016 and 2015 was $273 and $234, respectively. Deferred financing costs related to the Credit Facility and SBA debentures as of March 31, 2016 and December 31, 2015, were as follows:

	March 31, 2016			December 31, 2015
	SBA debentures	Credit Facility	Total	SBA debentures	Credit Facility	Total
SBA debenture commitment fees	$2,250	$—	$2,250	$2,250	$—	$2,250
SBA debenture leverage fees	5,190	—	5,190	5,177	—	5,177
Credit Facility upfront fees	—	1,239	1,239	—	1,239	1,239

Subtotal	7,440	1,239	8,679	7,427	1,239	8,666
Less: accumulated amortization	(3,507)	(560)	(4,067)	(3,321)	(473)	(3,794)

Unamortized deferred financing costs	$3,933	$679	$4,612	$4,106	$766	$4,872

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures and Credit Facility liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
	SBA debentures	Credit Facility	Total	SBA debentures	Credit Facility	Total
Outstanding debt	$214,000	$11,000	$225,000	$213,500	$15,500	$229,000
Less: unamortized deferred financing costs	(3,933)	(679)	(4,612)	(4,106)	(766)	(4,872)

Debt, net of deferred financing costs	$210,067	$10,321	$220,388	$209,394	$14,734	$224,128

The weighted average interest rate for all SBA debentures and borrowings outstanding under the Credit Facility as of March 31, 2016 and December 31, 2015 was 4.1% and 4.0%, respectively.

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund various undrawn revolving loans and other credit facilities totaling $7,464 and $10,150 as of March 31, 2016 and December 31, 2015, respectively. Such outstanding commitments are summarized in the following table:

	March 31, 2016		December 31, 2015
Portfolio Company - Investment	Total Commitment	Unfunded Commitment	Total Commitment	Unfunded Commitment
FAR Research Inc. – Revolving Loan	$1,750	$1,614	$1,750	$1,614
Inflexxion, Inc. – Revolving Loan	1,000	850	1,000	850
inthinc Technology Solutions, Inc. – Subordinated Note	5,000	1,000	5,000	1,000
Lightning Diversion Systems, LLC – Revolving Loan	1,000	1,000	1,000	1,000
Microbiology Research Associates, Inc. – Revolving Loan	500	500	500	500
Oaktree Medical Centre, P.C. – Revolving Loan	1,250	—	500	250
Restaurant Finance Co, LLC – Senior Secured Loan	—	—	10,500	1,936
Vanguard Dealer Services, L.L.C. – Subordinated Note	9,850	2,500	9,850	2,500
X5 Opco LLC – Revolving Loan	—	—	500	500

Total	$20,350	$7,464	$30,600	$10,150

Additional detail for each of the commitments above is provided in the Company’s consolidated schedules of investments.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

On August 21, 2014, the Company entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which the Company could sell, by means of at-the-market offerings from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50,000 (the “ATM Program”). The gross proceeds raised, the related sales agent commission, the offering expenses and the average price at which shares were issued under the ATM Program from August 21, 2014 through March 31, 2016 are as follow:

	Number of Shares	Gross Proceeds	Underwriting Fees and Commissions and Offering Costs	Average Offering Price
Year Ended December 31, 2014
Third Quarter ended September 30, 2014	153,541	$2,850	$56	$18.56
Fourth Quarter ended December 31, 2014	4,812	80	3	17.00

Total	158,353	$2,930	$59	$18.51

Year Ended December 31, 2015
First Quarter ended March 31, 2015	49,193	$819	$16	$16.65
Second Quarter ended June 30, 2015	141,430	2,347	50	16.60
Third Quarter ended September 30, 2015	—	—	—	—
Fourth Quarter ended December 31, 2015	—	—	—	—

Total	190,623	$3,166	$66	$16.61

Year Ended December 31, 2016
First Quarter ended March 31, 2016	—	$—	$—	$—

Total	—	$—	$—	$—

See Note 9 for additional information regarding the issuance of shares under the DRIP.

As of March 31, 2016 and December 31, 2015, the Company had 16,312,363 and 16,300,732 shares of common stock outstanding, respectively.

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid since the Company’s IPO.

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distribution	Cash Distribution	DRIP Shares Value		DRIP Shares		DRIP Share Issue Price
Fiscal Year Ended December 31, 2011:
7/28/2011	9/12/2011	9/26/2011	$0.32	$3,016	$3,016	$—		—		$—
11/2/2011	12/6/2011	12/20/2011	0.32	3,017	3,017	—		—		—

			$0.64	$6,033	$6,033	$—		—

Fiscal Year Ended December 31, 2012:
2/10/2012	3/14/2012	3/28/2012	$0.34	$3,205	$3,205	$—	(1)	—	(1)	—	(1)
4/30/2012	6/13/2012	6/27/2012	0.36	3,394	3,394	—	(2)	—	(2)	—	(2)
7/31/2012	9/11/2012	9/25/2012	0.38	4,522	4,010	512		30,563		16.75
10/29/2012	12/7/2012	12/21/2012	0.38	4,533	4,145	388		23,763		16.35

			$1.46	$15,654	$14,754	$900		54,326

Fiscal Year Ended December 31, 2013:
2/22/2013	3/14/2013	3/28/2013	$0.38	$5,198	$4,822	$376		20,501		18.36
5/1/2013	6/12/2013	6/26/2013	0.38	5,206	4,893	313		17,415		17.97
7/31/2013	9/12/2013	9/26/2013	0.38	5,212	4,902	310		15,899		19.51
7/31/2013(3)	9/12/2013	9/26/2013	0.04	549	516	33		1,674		19.51
11/4/2013	12/6/2013	12/20/2013	0.38	5,219	5,003	216		10,448		20.72
11/4/2013(3)	12/6/2013	12/20/2013	0.38	5,219	5,003	216		10,448		20.72

			$1.94	$26,603	$25,139	$1,464		76,385

Fiscal Year Ended December 31, 2014:
2/18/2014	3/21/2014	3/31/2014	$0.38	$5,277	$5,028	$199		10,410		19.14
5/5/2014	6/13/2014	6/27/2014	0.38	5,231	5,037	194		9,459		20.44
5/5/2014(3)	7/25/2014	7/31/2014	0.05	689	664	25		1,368		18.66

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

5/5/2014 (3)	8/25/2014	8/29/2014	0.05	689	660	29	1,567	18.48
8/5/2014	9/12/2014	9/26/2014	0.38	5,293	5,095	198	11,562	17.16
11/4/2014	12/5/2014	12/19/2014	0.38	6,092	5,862	230	15,574	14.71
11/4/2014(3)	12/5/2014	12/19/2014	0.10	1,603	1,543	60	4,098	14.71

			$1.72	$24,824	$23,889	$935	54,038

Fiscal Year Ended December 31, 2015:
2/17/2015	3/12/2015	3/26/2015	$0.38	$6,099	$5,886	$213	12,922	16.46
5/5/2015	6/11/2015	6/25/2015	0.38	6,176	5,968	208	12,883	16.18
5/5/2015(3)	6/11/2015	6/25/2015	0.02	325	314	11	678	16.18
8/3/2015	9/17/2015	9/25/2015	0.39	6,345	6,097	248	16,985	14.61
11/2/2015(3)	11/27/2015	12/11/2015	0.04	651	624	27	2,034	13.43
11/2/2015	12/4/2015	12/18/2015	0.39	6,351	6,157	194	13,570	14.29

			$1.60	$25,947	$25,046	$901	59,072

Fiscal Quarter Ended March 31, 2016:
2/16/2016	3/11/2016	3/25/2016	$0.39	$6,357	$6,177	$180	11,631	15.49

(1)	Satisfied $591 of DRIP participation with the purchase of 43,029 shares of common stock in the open market at an average price of $13.73.
(2)	Satisfied $600 of DRIP participation with the purchase of 40,196 shares of common stock in the open market at an average price of $14.94.
(3)	Special dividend.

Since the Company’s IPO, dividends and distributions to stockholders total $105,418 or $7.75 per share.

Note 10. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Per share data:
Net asset value at beginning of period	$15.17	$15.16
Net investment income (1)	0.43	0.39
Net realized (loss) on investments, net of tax benefit (refund) (1)	(0.02)	—
Net unrealized appreciation on investments (1)	0.05	0.01

Total increase from investment operations (1)	0.46	0.40
Accretive effect of share issuance above NAV	—	0.01
Dividends to stockholders	(0.39)	(0.38)
Other (2)	0.01	(0.01)

Net asset value at end of period	$15.25	$15.18

Market value at end of period	$15.51	$15.37

Shares outstanding at end of period	16,312,363	16,113,152
Weighted average shares outstanding during the period	16,301,499	16,060,057
Ratios to average net assets:
Expenses other than incentive fee (3)	9.2%	8.3%
Incentive fee (3)	3.0%	2.6%

Total expenses (3)	12.2%	10.9%
Net investment income (3)	11.4%	10.2%
Total return (4)	16.1%	6.1%
Net assets at end of period	$248,725	$244,668
Average debt outstanding	$227,000	$186,400
Average debt per share (1)	$13.93	$11.61
Portfolio turnover ratio (3)	28.1%	24.4%

(1)	Weighted average per share data.
(2)	Represents the impact of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	Annualized for periods less than one year.
(4)	The total return for the three months ended March 31, 2016 and 2015 equals the change in the market value of the Company’s common stock per share during the period plus dividends paid per share during the period, divided by the market value per share at the beginning of the period.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Note 11. Subsequent Events

On May 2, 2016, the Board declared a regular quarterly dividend of $0.39 per share payable on June 24, 2016 to stockholders of record as of June 10, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Fidus Investment Corporation’s consolidated financial statements and related notes appearing in our annual report on Form 10-K for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 3, 2016. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

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

These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy;

•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than the U.S. dollars; and,

•	the risks, uncertainties and other factors we identify in Item 1A. – Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2015, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in Item 1.A – Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 3, 2016. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

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

Fund I received its SBIC license on October 22, 2007 and Fund II received its SBIC license on May 28, 2013. We plan to continue to operate the Funds as SBICs, subject to SBA approval, and to utilize the proceeds of the sale of SBA-guaranteed debentures to enhance returns to our stockholders. We have also made, and continue to make, investments directly through FIC. We believe that utilizing FIC and the Funds as investment vehicles provides us with access to a broader array of investment opportunities. Based on the current capitalization of the Funds, we have approximately $11.0 million of remaining borrowing capacity under the SBIC Debenture Program and intend to fully utilize such capacity over the ensuing 3-6 months.

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

Portfolio Composition, Investment Activity and Yield

During the three months ended March 31, 2016, we invested $42.3 million in debt and equity investments, including three new portfolio companies. These investments consisted of subordinated notes ($39.3 million, or 92.9%), senior secured loans ($1.4 million, or 3.2%), and equity securities ($1.6 million, or 3.9%). During the three months ended March 31, 2016 we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $31.6 million. During the three months ended March 31, 2015, we invested $39.6 million in debt and equity investments, including five new portfolio companies. These investments consisted of subordinated notes ($24.8 million, or 62.7%), senior secured loans ($12.8 million, or 32.3%), equity securities ($1.8 million, or 4.5%), and warrants ($0.2 million, or 0.5%). During the three months ended March 31, 2015 we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $24.7 million.

As of March 31, 2016, the fair value of our investment portfolio totaled $455.7 million and consisted of 53 portfolio companies. As of March 31, 2016, one debt investment bore interest at a variable rate, which represented $8.5 million of our portfolio on a fair value basis, and the remainder of our debt portfolio was comprised of fixed rate investments. Overall, the portfolio had net unrealized depreciation of $4.3 million as of March 31, 2016. As of March 31, 2016, our average portfolio company investment at amortized cost was $9.2 million (which excludes three investments in portfolio companies that sold their operations and are in the process of winding down).

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

The weighted average yield on debt investments as of both March 31, 2016 and December 31, 2015 was 13.3%. The weighted average yields were computed using the effective interest rates for debt investments at cost as of both March 31, 2016 and December 31, 2015, including the accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any.

The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments:

	Fair Value				Cost
	March 31, 2016		December 31, 2015		March 31, 2016		December 31, 2015
	(dollars in thousands)
Subordinated notes	$329,715	72.4%	$300,467	67.8%	$342,857	74.5%	$309,899	69.2%
Senior secured loans	64,712	14.2	88,485	20.0	66,502	14.5	88,505	19.7
Equity	51,515	11.3	44,899	10.1	43,617	9.5	42,651	9.5
Warrants	9,555	2.1	9,233	2.1	6,822	1.5	7,098	1.6
Royalty rights	185	—	185	—	185	—	185	—

Total	$455,682	100.0%	$443,269	100.0%	$459,983	100.0%	$448,338	100.0%

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	March 31, 2016		December 31, 2015		March 31, 2016		December 31, 2015
	(dollars in thousands)
Midwest	$129,809	28.5%	$119,291	26.8%	$123,129	26.8%	$116,015	25.9%
Northeast	105,611	23.2	93,430	21.1	103,947	22.6	92,492	20.6
Southeast	104,926	23.0	107,975	24.4	115,351	25.1	113,430	25.3
West	72,201	15.8	84,648	19.1	63,612	13.8	77,028	17.2
Southwest	43,135	9.5	37,925	8.6	53,944	11.7	49,373	11.0

Total	$455,682	100.0%	$443,269	100.0%	$459,983	100.0%	$448,338	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Healthcare products	13.6%	11.4%	12.4%	10.4%
Aerospace & defense manufacturing	10.2	10.5	8.5	8.7
Transportation services	9.0	8.1	8.4	7.6
Healthcare services	8.7	11.1	8.8	11.2
Specialty distribution	8.0	8.0	7.5	7.7
Consumer products	5.1	5.1	4.8	5.0
Utility equipment manufacturing	4.4	4.6	4.4	4.6
Building products manufacturing	4.0	4.0	3.5	3.6
Industrial cleaning & coatings	3.9	3.9	4.0	4.1
Business services	3.7	5.4	4.2	5.7
Capital equipment manufacturing	3.0	—	3.0	—
Information technology services	2.9	3.0	3.1	3.2
Financial services	2.9	3.1	2.6	2.8
Oil & gas services	2.7	3.7	4.4	4.5
Promotional products	2.6	—	2.6	—
Safety products manufacturing	2.4	2.4	2.3	2.4
Component manufacturing	2.2	3.8	2.4	4.0
Printing services	2.2	2.2	2.3	2.3
Restaurants	2.1	2.0	2.0	2.0
Specialty chemicals	1.7	1.7	1.9	1.9
Laundry services	1.5	1.5	1.4	1.4
Apparel distribution	1.3	1.3	1.3	1.3
Vending equipment manufacturing	0.8	0.8	0.9	0.9
Electronic components supplier	0.5	0.4	0.3	0.3
Retail	0.4	0.3	0.2	0.2
Commercial cleaning	0.2	0.2	0.2	0.2
Retail cleaning	—	0.1	2.6	2.7
Specialty cracker manufacturing	—	—	—	—
Telecommunication services	—	1.4	—	1.3

Total	100.0%	100.0%	100.0%	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of March 31, 2016 and December 31, 2015:

	As of March 31, 2016		As of December 31, 2015
Investment Rating	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
	(dollars in thousands)
1	$73,169	16.0%	$77,875	17.6%
2	296,124	65.0	268,285	60.4
3	73,226	16.1	95,981	21.7
4	13,104	2.9	1,128	0.3
5	59	—	—	—

Totals	$455,682	100.0%	$443,269	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of March 31, 2016 and December 31, 2015 was 2.1 and 2.0, respectively, on a fair value basis.

Non-Accrual

As of March 31, 2016, we had debt investments in one portfolio company on non-accrual status, which had an aggregate cost and fair value of $5.2 million and $0 million, respectively. For the three months ended March 31, 2016, we recognized unrealized depreciation on non-accrual investments of $0.6 million. As of December 31, 2015, we had debt investments in one portfolio company on non-accrual status, which had an aggregate cost and fair value of $5.2 million and $0.6 million, respectively. For the year ended December 31, 2015, we recognized unrealized depreciation on non-accrual investments of $4.4 million.

Discussion and Analysis of Results of Operations

Comparison of three months ended March 31, 2016 and March 31, 2015

Investment Income

For the three months ended March 31, 2016, total investment income was $14.7 million, an increase of $1.9 million, or 14.4%, over the $12.8 million of total investment income for the three months ended March 31, 2015. The increase was attributable to a $1.5 million increase in interest income resulting largely from higher average levels of debt investments outstanding, a $0.1 million increase in dividend income due to increased levels of distributions received from equity investments and a $0.2 million increase in fee income resulting from a higher level of prepayment activity for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015.

Expenses

For the three months ended March 31, 2016, total expenses, including income tax provision, were $7.6 million, an increase of $1.0 million or 15.1%, over the $6.6 million of total expenses, including income tax provision, for the three months ended March 31, 2015. Interest and financing expenses for the three months ended March 31, 2016 were $2.6 million, an increase of $0.5 million or 22.1%, compared to $2.1 million for the three months ended March 31, 2015 as a result of higher average balances of SBA debentures and borrowings under the Credit Facility outstanding during 2016. The base management fee increased $0.2 million, or 10.7%, to $2.0 million for the three months ended March 31, 2016 due to higher average total assets less cash and cash equivalents for the three months ended March 31, 2016 than the three months ended March 31, 2015. The incentive fee for the three months ended March 31, 2016 was $1.9 million, a $0.3 million, or 17.6%, increase from the $1.6 million incentive fee for the three months ended March 31, 2015 which was primarily the result of a $0.2 million increase in the income incentive fee to $1.8 million. The administrative service fee, professional fees and other general and administrative expenses totaled $1.1 million for both the three months ended March 31, 2016 and March 31, 2015.

Net Investment Income

Net investment income for the three months ended March 31, 2016 was $7.1 million, which was an increase of $0.9 million, or 13.7%, compared to net investment income of $6.2 million during the three months ended March 31, 2015 as a result of the $1.9 million increase in total investment income and the $1.0 million increase in total expenses, including income tax provision.

Net Increase in Net Assets Resulting From Operations

For the three months ended March 31, 2016, the total realized loss on investments was $0.3 million. Significant realized (losses) for the three months ended March 31, 2016 are summarized below:

Portfolio Company	Realization Event	Realized Losses (in millions)
Continental Anesthesia Management, LLC	Exit of portfolio company	$(0.3)

		$(0.3)

For the three months ended March 31, 2015, we did not record any realized gains or losses on investments.

During the three months ended March 31, 2016, we recorded a net change in unrealized appreciation on investments of $0.8 million attributable to (i) the reversal of net unrealized depreciation on investments of $0.9 million related to the exit or sale of investments, resulting in unrealized appreciation, (ii) net unrealized depreciation of $5.9 million on debt investments and (iii) net unrealized appreciation of $5.8 million on equity investments. During the three months ended March 31, 2015, we recorded a net change in unrealized appreciation on investments of $0.2 million attributable to (i) the reversal of net unrealized depreciation on investments of $0.3 million related to the exit or sale of investments, resulting in unrealized appreciation, (ii) net unrealized depreciation of $1.4 million on debt investments and (iii) net unrealized appreciation of $1.3 million on equity investments.

As a result of these events, our net increase in net assets resulting from operations during the three months ended March 31, 2016 was $7.5 million, or an increase of $1.1 million, or 17.6%, compared to a net increase in net assets resulting from operations of $6.4 million during the prior year period.

Liquidity and Capital Resources

As of March 31, 2016, we had $13.0 million in cash and cash equivalents and our net assets totaled $475.5 million. We believe that our current cash and cash equivalents on hand, our continued access to SBA-guaranteed debentures, our Credit Facility and our anticipated cash flows from operations will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of securities (including the ATM Program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders.

Cash Flows

For the three months ended March 31, 2016, we experienced a net decrease in cash and cash equivalents in the amount of $18.6 million. During that period, we used $8.4 million of cash for operating activities, primarily for the funding of $42.3 million of investments, which was partially offset by the proceeds from sales and repayments of investments of $31.6 million. During the same period, we received proceeds from the issuance of SBA debentures of $0.5 million, which were partially offset by net repayment of borrowings under the Credit Facility of $4.5 million, cash dividends paid to stockholders of $6.2 million and the payment of deferred financing costs of less than $0.1 million.

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

The Funds are licensed SBICs, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 200.0% of an SBIC’s regulatory capital or $150.0 million, whichever is less. For three or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of March 31, 2016, Fund I had $150.0 million of outstanding SBA debentures and cannot issue additional SBA debentures. As of March 31, 2016, Fund II had $64.0 million of outstanding SBA debentures. Based on its $37.5 million of regulatory capital as of March 31, 2016, Fund II has the current capacity to issue up to an additional $11.0 million of SBA debentures. Subject to SBA regulatory requirements and approval, we may access up to $125.0 million of additional SBA debentures under the SBIC Debenture Program. For more information on the SBA debentures, please see Note 6 to our consolidated financial statements.

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

Borrowings under the Credit Facility bear interest, subject to our election, on a per annum basis equal to (i) the alternate base rate plus 2.5% or (ii) the applicable LIBOR, which varies depending on the period of the borrowing under the Credit Facility, plus 3.5%. The alternate base rate is equal to the greater of (i) prime rate, (ii) the federal funds rate plus 0.5% or (iii) the three-month LIBOR plus 1.0%. We pay a commitment fee ranging from 0.5% to 1.0% per annum based on the size of the unused portion of the Credit Facility.

We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of March 31, 2016, we were in compliance with all covenants of the Credit Facility and there was $11.0 million outstanding under the Credit Facility.

As of March 31, 2016, the weighted average interest rate for all SBA debentures and borrowings outstanding under the Credit Facility was 4.1%.

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

Stock repurchase plan: We have an open market stock repurchase program (the “Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. Unless extended by our board of directors, we expect that the Program will be in effect until January 22, 2017, or until the approved dollar amount has been used to repurchase shares. The Program does not require us to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Program. The Program may be suspended, extended, modified or discontinued at any time. We did not make any repurchases of common stock during the quarters ended March 31, 2016 or 2015.

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of our investment advisor responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with the investment committee of our investment advisor;

•	our board of directors engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result it is not in our stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where we determine that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. Our board of directors consulted with the independent valuation firm(s) in arriving at our determination of fair value for 13 and 16 of our portfolio company investments representing 25.9% and 43.0% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended March 31, 2016 and December 31, 2015, respectively) as of March 31, 2016 and December 31, 2015, respectively;

•	the audit committee of our board of directors reviews the preliminary valuations of our investment advisor and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and

•	our board of directors discusses the valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our investment advisor, the independent valuation firm(s) and the audit committee.

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

Payment-in-kind interest. Certain of our investments contain a PIK income provision. The PIK income, computed at the contractual rate specified in the applicable investment agreement, is added to the principal balance of the investment, rather than being paid in cash, and recorded as interest or dividend income, as applicable, on the consolidated statements of operations. Generally, PIK can be paid-in-kind or all in cash. We stop accruing PIK income when there is reasonable doubt that PIK income will be collected. PIK income is included in our taxable income and, therefore, affects the amount we are required to pay to our stockholders in the form of dividends in order to maintain our tax treatment as a RIC and to avoid paying corporate federal income tax, even though we have not yet collected the cash.

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

Recently Issued Accounting Standards

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, Consolidation: Amendments to the Consolidation Analysis, which amends the criteria for determining which entities are considered variable interest entities (“VIEs”), amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. The Company adopted ASU 2015-02 as of January 1, 2016. The adoption of ASU 2015-02 had no material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The Company adopted ASU 2015-03 as of January 1, 2016. The adoption of ASU 2015-03 had no material impact on the Company’s consolidated financial statements other than corresponding reductions to total assets and total liabilities on the consolidated statements of assets and liabilities. Prior to adoption, the Company recorded deferred financing costs as an asset on the consolidated statements of assets and liabilities. Upon adoption of ASU 2015-03, the Company reclassified these deferred costs to a direct offset of the related debt liability on the consolidated statements of assets and liabilities. The new guidance will be applied retrospectively to each prior period presented. The Company reclassified the $4,872 of deferred financing costs presented as an asset as of December 31, 2015 to a direct offset of the related debt liabilities as of such date.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017 and early application is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact this ASU will have on our consolidated financial position or disclosures.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. We had off-balance sheet arrangements consisting of outstanding commitments to fund various undrawn revolving loans and other credit facilities totaling $7.5 million and $10.2 million as of March 31, 2016 and December 31, 2015, respectively. Such outstanding commitments are summarized in the following table:

	March 31, 2016		December 31, 2015
Portfolio Company - Investment	Total Commitment	Unfunded Commitment	Total Commitment	Unfunded Commitment
	(dollars in thousands)
FAR Research Inc. – Revolving Loan	$1,750	$1,614	$1,750	$1,614
Inflexxion, Inc. – Revolving Loan	1,000	850	1,000	850
inthinc Technology Solutions, Inc. – Subordinated Note	5,000	1,000	5,000	1,000
Lightning Diversion Systems, LLC – Revolving Loan	1,000	1,000	1,000	1,000
Microbiology Research Associates, Inc. – Revolving Loan	500	500	500	500
Oaktree Medical Centre, P.C. – Revolving Loan	1,250	—	500	250
Restaurant Finance Co, LLC – Senior Secured Loan	—	—	10,500	1,936
Vanguard Dealer Services, L.L.C. – Subordinated Note	9,850	2,500	9,850	2,500
X5 Opco LLC – Revolving Loan	—	—	500	500

Total	$20,350	$7,464	$30,600	$10,150

Additional detail for each of the commitments above is provided in the Company’s consolidated schedules of investments.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	In connection with the Formation Transactions, Fund I terminated its management services agreement with Fidus Capital, LLC and we entered into the Investment Advisory Agreement with Fidus Investment Advisors, LLC, as our investment advisor. The investment professionals of Fidus Investment Advisors, LLC were also the investment professionals of Fidus Capital, LLC. We entered into the Investment Advisory Agreement with Fidus Investment Advisors, LLC to manage our day-to-day operating and investing activities. We pay our investment advisor a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. See Note 5 to our consolidated financial statements.

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

Recent Developments

On May 2, 2016, the board of directors declared a regular quarterly dividend of $0.39 per share, which is payable on June 24, 2016 to stockholders of record as of June 10, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. As of March 31, 2016 and December 31, 2015, one debt investment bore interest at a variable rate, which represented $8.5 million and $8.9 million of our portfolio on a fair value basis, respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Assuming that the consolidated statements of assets and liabilities as of March 31, 2016 and December 31, 2015 were to remain constant, a hypothetical 100 basis point change in interest rates would not have a material effect on our level of interest income from debt investments. Our pooled SBA debentures bear interest at fixed rates. Our Credit Facility bears interest, subject to our election, on a per annum basis equal to (i) the alternate base rate plus 2.5% or (ii) the applicable LIBOR, which varies depending on the period of the borrowing under the Credit Facility, plus 3.5%. The alternate base rate is equal to the greater of (i) prime rate, (ii) the federal funds rate plus 0.5% or (iii) the three-month LIBOR plus 1.0%.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Form 10-K for the year ended December 31, 2015 and filed with the SEC on March 3, 2016, which are incorporated herein by reference. These Risk Factors could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have an open market stock repurchase program (the “Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. Unless extended by our board of directors, we expect that the Program will be in effect until January 22, 2017, or until the approved dollar amount has been used to repurchase shares. The Program does not require us to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Program. The Program may be suspended, extended, modified or discontinued at any time. We did not make any repurchases of common stock during the quarters ended March 31, 2016 or 2015.

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

FIDUS INVESTMENT CORPORATION

Date: May 5, 2016	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2016	/s/ SHELBY E. SHERARD
Shelby E. Sherard
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.