Form 10-Q
period 2016-06-30
FIDUS INVESTMENT Corp
filed 2016-08-04
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016, the Registrant had outstanding 19,200,085 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	June 30, 2016 (unaudited)	December 31, 2015
ASSETS
Investments, at fair value
Control investments (cost: $12,042 and $12,042, respectively)	$—	$618
Affiliate investments (cost: $95,463 and $105,930, respectively)	107,540	111,846
Non-control/non-affiliate investments (cost: $342,049 and $330,366, respectively)	345,198	330,805

Total investments, at fair value (cost: $449,554 and $448,338, respectively)	452,738	443,269
Cash and cash equivalents	59,143	31,657
Interest receivable	5,095	4,520
Prepaid expenses and other assets	1,060	1,222

Total assets	$518,036	$480,668

LIABILITIES
SBA debentures, net of deferred financing costs (Note 6)	$210,253	$209,394
Borrowings under credit facility, net of deferred financing costs (Note 6)	(636)	14,734
Accrued interest and fees payable	3,037	2,840
Due to affiliates	7,032	5,762
Taxes payable	205	400
Accounts payable and other liabilities	100	176

Total liabilities	219,991	233,306

Commitments and contingencies (Note 7)
NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 19,200,085 and 16,300,732 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively)	19	16
Additional paid-in capital	290,348	246,307
Undistributed net investment income	12,218	13,887
Accumulated net realized (loss) gain on investments, net of taxes and distributions	(6,319)	(6,145)
Accumulated net unrealized (depreciation) appreciation on investments	1,779	(6,703)

Total net assets	298,045	247,362

Total liabilities and net assets	$518,036	$480,668

Net asset value per common share	$15.52	$15.17

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

(in thousands, except shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment Income:
Interest income
Control investments	$—	$92	$—	$220
Affiliate investments	2,763	2,496	5,607	4,841
Non-control/non-affiliate investments	10,034	9,528	20,637	18,978

Total interest income	12,797	12,116	26,244	24,039
Dividend income
Affiliate investments	494	44	656	74
Non-control/non-affiliate investments	254	114	335	221

Total dividend income	748	158	991	295
Fee income
Control investments	—	10	—	10
Affiliate investments	6	158	13	158
Non-control/non-affiliate investments	244	338	1,212	1,102

Total fee income	250	506	1,225	1,270
Interest on idle funds and other income	37	19	63	33

Total investment income	13,832	12,799	28,523	25,637

Expenses:
Interest and financing expenses	2,654	2,303	5,254	4,433
Base management fee	2,005	1,864	3,988	3,655
Incentive fee	3,190	1,557	5,070	3,156
Administrative service expenses	367	347	688	715
Professional fees	253	220	735	659
Other general and administrative expenses	399	463	717	756

Total expenses	8,868	6,754	16,452	13,374

Net investment income before income taxes	4,964	6,045	12,071	12,263
Income tax provision (benefit)	21	6	46	(5)

Net investment income	4,943	6,039	12,025	12,268

Net realized and unrealized gains (losses) on investments:
Net realized gains on affiliates investments	458	—	458	—
Net realized gains (losses) on non-control/non-affiliate investments	112	5,277	(198)	5,277
Net change in unrealized appreciation (depreciation) on investments	7,485	(5,070)	8,253	(4,890)
Income tax provision from realized gains on investments	(205)	—	(205)	—

Net gain on investments	7,850	207	8,308	387

Net increase in net assets resulting from operations	$12,793	$6,246	$20,333	$12,655

Per common share data:
Net investment income per share-basic and diluted	$0.29	$0.37	$0.72	$0.76

Net increase in net assets resulting from operation per share — basic and diluted	$0.74	$0.39	$1.21	$0.78

Dividends declared per share	$0.39	$0.40	$0.78	$0.78

Weighted average number of shares outstanding — basic and diluted	17,329,685	16,186,688	16,815,592	16,123,722

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except shares)

	Common Stock
	Number of shares	Par value	Additional paid in capital	Undistributed net investment income	Accumulated net realized (loss) on investments, net of taxes and distributions	Accumulated net unrealized (depreciation) appreciation on investments	Total net assets
Balances at December 31, 2014	16,051,037	$16	$243,008	$12,433	$(15,999)	$3,805	$243,263
Public offerings of common stock, net of expenses	190,623	—	3,174	—	—	—	3,174
Shares issued under dividend reinvestment plan	26,483	—	430	—	—	—	430
Net increase in net assets resulting from operations	—	—	—	12,268	5,411	(5,024)	12,655
Dividends declared	—	—	—	(12,600)	—	—	(12,600)

Balances at June 30, 2015	16,268,143	$16	$246,612	$12,101	$(10,588)	$(1,219)	$246,922

Balances at December 31, 2015	16,300,732	$16	$246,307	$13,887	$(6,145)	$(6,703)	$247,362
Public offerings of common stock, net of expenses (Note 8)	2,875,000	3	43,667	—	—	—	43,670
Shares issued under dividend reinvestment plan	24,353	—	374	—	—	—	374
Net increase in net assets resulting from operations	—	—	—	12,025	(174)	8,482	20,333
Dividends declared	—	—	—	(13,694)	—	—	(13,694)

Balances at June 30, 2016	19,200,085	$19	$290,348	$12,218	$(6,319)	$1,779	$298,045

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$20,333	$12,655
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used for) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(8,253)	4,890
Net realized (gain) on investments	(260)	(5,277)
Interest and dividend income paid-in-kind	(2,201)	(2,630)
Accretion of original issue discount	(120)	(300)
Accretion of loan origination fees	(528)	(324)
Purchase of investments	(44,422)	(67,903)
Proceeds from sales and repayments of investments	46,034	47,388
Proceeds from loan origination fees	281	377
Amortization of deferred financing costs	547	486
Changes in operating assets and liabilities:
Interest receivable	(575)	(565)
Prepaid expenses and other assets	162	(383)
Accrued interest and fees payable	197	253
Due to affiliates	1,270	(135)
Taxes payable	(195)	(328)
Accounts payable and other liabilities	(76)	311

Net cash provided by (used for) operating activities	12,194	(11,485)

Cash Flows from Financing Activities:
Proceeds from stock offerings, net of expenses	43,670	3,174
Proceeds received from SBA debentures	500	6,200
Net (repayments of) proceeds received from borrowings under credit facility	(15,500)	500
Payment of deferred financing costs	(58)	(995)
Dividends paid to stockholders, including expenses	(13,320)	(12,170)

Net cash provided by (used for) financing activities	15,292	(3,291)

Net increase (decrease) in cash and cash equivalents	27,486	(14,776)
Cash and cash equivalents:
Beginning of period	31,657	29,318

End of period	$59,143	$14,542

Supplemental disclosure of cash flow information:
Cash payments for interest	$4,510	$3,694
Cash payments for taxes, net of tax refunds received	$446	$323
Non-cash financing activities:
Shares issued under dividend reinvestment plan	$374	$432

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

June 30, 2016

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Aerospace & Defense Manufacturing
FDS Avionics Corp.
(dba Flight Display Systems)
Subordinated Note	12.3%/0.0%	4/1/2020	$5,200	$5,182	$4,472
Common Equity (200 units) (i)				2,000	648

				7,182	5,120	2%

Lightning Diversion Systems, LLC
Senior Secured Loan	9.5%/0.0%	12/20/2018	7,198	7,171	7,198
Revolving Loan ($1,000 commitment) (h)	9.5%/0.0%	12/20/2018	—	(1)	(1)
Common Equity (600,000 units)				—	3,595

				7,170	10,792	4%

Malabar International (k)
Subordinated Note (j)	11.3%/2.0%	11/13/2021	7,540	7,529	7,539
Preferred Equity (1,494 shares) (f)	6.0%/0.0%	5/12/2022		1,996	5,049

				9,525	12,588	4%

Simplex Manufacturing Co.
Subordinated Note	14.0%/0.0%	12/9/2016	4,050	4,050	4,050
Warrant (26 shares)				816	2,750

				4,866	6,800	2%

Steward Holding LLC (k)
(dba Steward Advanced Materials)
Subordinated Note	12.0%/2.3%	5/12/2021	7,101	7,070	7,101
Common Equity (1,000,000 units)				1,000	1,038

				8,070	8,139	3%

Apparel Distribution
Jacob Ash Holdings, Inc.
Subordinated Note (j)	13.0%/4.0%	6/30/2018	4,000	3,996	4,000
Subordinated Note	13.0%/0.0%	6/30/2018	778	772	726
Preferred Equity (66,138 shares) (f)	0.0%/15.0%	6/30/2018		992	738
Warrant (63,492 shares)				67	—

				5,827	5,464	2%

Building Products Manufacturing
The Wolf Organization, LLC
Common Equity (175 shares)				1,750	3,575	1%

US GreenFiber, LLC
Subordinated Note (j)	12.5%/0.0%	1/2/2019	14,000	13,959	14,000
Common Equity (1,667 units) (g)(i)				500	910

				14,459	14,910	5%

Business Services
Inflexxion, Inc. (k)
Senior Secured Loan	7.0%/6.0%	12/16/2019	4,071	4,054	2,980
Revolving Loan ($500 commitment) (i)	7.0%/6.0%	12/16/2019	155	151	113
Preferred Equity (252,046 units)				252	—
Preferred Equity (308,987 units)				309	—
Preferred Equity (1,400 units)				1,400	—

				6,166	3,093	1%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2016

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Plymouth Rock Energy, LLC
Senior Secured Loan	11.8%/0.0%	5/14/2017	$6,000	$5,990	$6,000	2%

Vanguard Dealer Services, L.L.C.
Subordinated Note ($9,850 commitment) (j)	12.3%/0.0%	1/30/2021	7,350	7,314	7,350
Common Equity (6,000 shares)				600	783

				7,914	8,133	3%

Capital Equipment Manufacturing
Thermoforming Technology Group LLC
Subordinated Note	12.5%/0.0%	9/14/2021	13,500	13,436	13,436
Common Equity (3,500 units) (g)(i)				350	350

				13,786	13,786	5%

Commercial Cleaning
Premium Franchise Brands, LLC
Preferred Equity (1,054,619 shares)				832	986	0%

Component Manufacturing
Channel Technologies Group, LLC
Preferred Equity (612 units) (g)(i)				875	—
Common Equity (612,432 units) (g)(i)				—	—

				875	—	0%

Toledo Molding & Die, Inc.
Subordinated Note (i)	10.5%/0.0%	12/18/2018	10,000	9,907	10,000	3%

Consumer Products
Grindmaster Corporation
Subordinated Note	11.5%/0.0%	10/31/2019	10,500	10,469	10,500	4%

World Wide Packaging, LLC (k)
Subordinated Note (i)	12.0%/1.0%	10/26/2018	10,316	10,296	10,316
Common Equity (1,517,573 units) (g)(i)				1,518	2,965

				11,814	13,281	4%

Electronic Components Supplier
Apex Microtechnology, Inc. (k)
Warrant (2,293 shares)				220	387
Common Equity (11,690 shares)				1,169	1,960

				1,389	2,347	1%

Financial Services
National Truck Protection Co., Inc.
Senior Secured Loan	13.5%/2.0%	9/13/2018	11,089	11,050	11,089
Common Equity (1,109 shares)				758	2,042

				11,808	13,131	4%

Healthcare Products
Allied 100 Group, Inc.
Subordinated Note (j)	11.5%/0.0%	5/26/2020	13,000	12,953	13,000
Common Equity (1,250,000 units) (i)				1,250	1,337

				14,203	14,337	5%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2016

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Anatrace Products, LLC
Subordinated Note	13.0%/1.3%	6/23/2021	$6,500	$6,482	$6,500
Common Equity (360,000 shares) (i)				—	244

				6,482	6,744	2%

MedPlast, LLC
Subordinated Note (i)	11.0%/1.5%	3/31/2019	10,416	10,378	10,416
Preferred Equity (188 shares) (f)(i)	0.0%/8.0%	3/31/2019		231	232
Common Equity (3,728 shares) (i)				62	189

				10,671	10,837	4%

OMC Investors, LLC
(dba Ohio Medical Corporation)
Subordinated Note	12.0%/0.0%	7/15/2021	10,000	9,908	9,908
Common Equity (5,000 shares) (f)	0.0%/8.0%			519	519

				10,427	10,427	3%

Pfanstiehl, Inc. (k)
Subordinated Note	10.5%/0.0%	9/29/2018	6,208	6,184	6,208
Common Equity (8,500 units) (i)				850	8,589

				7,034	14,797	5%

Six Month Smiles Holdings, Inc.
Subordinated Note (i)	12.0%/1.8%	7/31/2020	8,178	8,152	7,810	3%

Healthcare Services
Medsurant Holdings, LLC (k)
Subordinated Note	12.3%/0.0%	6/18/2021	6,267	6,216	6,267
Preferred Equity (126,662 units) (g)				1,346	1,617
Warrant (505,176 units) (g)				4,516	5,610

				12,078	13,494	5%

Microbiology Research Associates, Inc. (k)
Senior Secured Loan	6.0%/0.0%	5/13/2020	3,750	3,735	3,750
Revolving Loan ($500 commitment) (h)(i)	6.0%/0.0%	5/13/2020	—	(2)	—
Subordinated Note	12.5%/0.0%	11/13/2020	6,250	6,225	6,250
Common Equity (1,000,000 units) (i)				1,000	1,593

				10,958	11,593	4%

Oaktree Medical Centre, P.C.
(dba Pain Management Associates)
Senior Secured Loan (i)	11.5%/0.0%	1/1/2018	571	598	626
Senior Secured Loan (i)	7.0%/12.0%	1/1/2018	5,724	5,926	4,928
Revolving Loan ($2,500 commitment) (i)	11.5%/0.0%	1/1/2018	2,500	2,511	2,540

				9,035	8,094	3%

United Biologics, LLC
Subordinated Note	12.0%/2.0%	3/5/2017	8,609	8,513	8,609
Preferred Equity (98,377 units) (g)(i)				1,069	54
Warrant (57,469 units)				566	27

				10,148	8,690	3%

Industrial Cleaning & Coatings
K2 Industrial Services, Inc.
Subordinated Note	11.8%/2.8%	5/23/2017	17,368	17,348	17,069
Preferred Equity - Series A (1,200 shares)				1,200	546
Preferred Equity - Series B (74 shares)				68	104

				18,616	17,719	6%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2016

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Information Technology Services
FTH Acquisition Corp. VII
Subordinated Note	13.0%/0.0%	3/9/2017	$8,265	$8,265	$8,142
Preferred Equity (887,122 shares)				887	278

				9,152	8,420	3%

inthinc Technology Solutions, Inc.
Subordinate Note ($5,000 commitment)	12.5%/0.0%	4/24/2020	4,000	3,982	3,739
Subordinated Note	0.0%/12.5%	4/24/2020	1,106	947	828
Royalty Rights		4/24/2020		185	241

				5,114	4,808	2%

Laundry Services
Caldwell & Gregory, LLC
Subordinated Note	11.5%/1.0%	11/30/2018	1,547	1,534	1,547
Subordinated Note	0.0%/12.0%	5/31/2019	4,320	4,170	4,320
Common Equity (500,000 units) (g)				500	589
Warrant (242,121 units) (g)				242	285

				6,446	6,741	2%

Oil & Gas Services
IOS Acquisitions, Inc. (n)
Common Equity (2,152 units) (i)				109	21	0%

Pinnergy, Ltd.
Subordinated Note (j)(m)	10.5%/1.8%	1/24/2020	20,089	20,037	12,095	4%

Printing Services
Brook & Whittle Limited
Subordinated Note	12.0%/4.8%	12/31/2016	7,841	7,841	7,988
Subordinated Note	12.0%/2.0%	12/31/2016	2,319	2,319	2,263
Warrant (1,161 shares)				285	22
Common Equity - Series A (148 shares)				110	3
Common Equity - Series D (527 shares)				53	109

				10,608	10,385	3%

Promotional Products
Hub Acquisition Sub, LLC
(dba Hub Pen)
Subordinated Note (j)	12.3%/0.0%	9/23/2021	11,350	11,296	11,296
Common Equity (7,500 units)				750	750

				12,046	12,046	4%

Restaurants
ACFP Management, Inc. (n)
Common Equity (1,000,000 units) (i)				—	—	0%

Cardboard Box LLC
(dba Anthony’s Coal Fired Pizza)
Common Equity (521,021 units) (i)				521	474	0%

Restaurant Finance Co, LLC
Senior Secured Loan (j)	12.0%/4.0%	7/31/2020	8,970	8,938	8,970	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2016

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Retail
EBL, LLC (EbLens)
Common Equity (750,000 units) (g)(i)				$750	$1,848	1%

Retail Cleaning
Paramount Building Solutions, LLC (l)
Subordinated Note (m)	0.0%/18.0%	12/31/2017	$625	625	—
Subordinated Note (m)	0.0%/15.0%	12/31/2017	275	275	—
Subordinated Note (m)	7.0%/3.0%	12/31/2017	1,376	1,376	—
Subordinated Note (m)	7.0%/7.0%	12/31/2017	2,927	2,927	—
Warrant (1,086,035 units) (g)				—	—
Preferred Equity (5,000,000 units) (g)				5,339	—
Common Equity (107,143 units) (g)				1,500	—

				12,042	—	0%

Safety Products Manufacturing
Safety Products Group, LLC (k)(n)
Preferred Equity (749 units) (g)(i)				—	22
Common Equity (676 units) ($2,852 commitment) (g)(i)				—	—

				—	22	0%

Specialty Chemicals
FAR Research Inc. (k)
Senior Secured Loan (j)	11.8%/1.0%	3/31/2019	7,234	7,214	7,234
Revolving Loan ($1,750 commitment) (i)	11.8%/1.0%	3/31/2019	137	132	136
Common Equity (10 units)				1,000	393

				8,346	7,763	3%

Specialty Cracker Manufacturing
Westminster Cracker Company, Inc. (k)(n)
Common Equity (1,307,262 units)				—	191	0%

Specialty Distribution
Carlson Systems Holdings, Inc.
Subordinated Note (j)	12.0%/0.0%	5/20/2020	21,000	20,921	21,260
Common Equity (15,000 units) (i)				1,500	5,779

				22,421	27,039	9%

Virginia Tile Company, LLC
Subordinated Note (j)	12.3%/0.0%	5/19/2020	12,000	11,957	12,000
Common Equity (20 shares)				250	825

				12,207	12,825	4%

Transportation Services
Cavallo Bus Lines Holdings, LLC
Subordinated Note	12.0%/3.0%	4/26/2021	8,250	8,214	8,250	3%

US Pack Logistics LLC
Subordinated Note	12.0%/1.8%	9/27/2020	10,390	10,351	10,390
Common Equity (5,357 units) (g)(i)				583	546

				10,934	10,936	4%

Worldwide Express Operations, LLC
Subordinated Note	11.5%/1.0%	8/1/2020	17,381	17,267	17,382
Common Equity (2,500,000 units) (g)(i)				2,500	4,824

				19,767	22,206	7%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2016

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Utility Equipment Manufacturing
Mirage Trailers LLC (k)
Senior Secured Loan (j)(e)	12.5%/0.0%	11/25/2020	$8,510	$8,431	$8,510
Common Equity (2,500,000 shares)				2,478	2,618

				10,909	11,128	4%

Trantech Radiator Products, Inc. (k)
Subordinated Note (i)	12.0%/1.8%	5/4/2017	8,494	8,486	8,494
Common Equity (6,875 shares) (i)				688	610

				9,174	9,104	3%

Vending Equipment Manufacturing
Ice House America, LLC
Subordinated Note (i)	12.0%/3.5%	1/1/2020	4,171	4,000	4,171
Warrant (1,957,895 units) (g)(i)				216	108

				4,216	4,279	1%

Total Investments				$449,554	$452,738	152%

(a)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(b)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(c)	All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.
(d)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of June 30, 2016. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
(e)	The investment bears interest at a variable rate that is determined by reference to one-month LIBOR, which is reset monthly. The interest rate is set as one-month LIBOR + 11.5% and is subject to a 12.5% interest rate floor. The Company has provided the interest rate in effect as of June 30, 2016.
(f)	Income producing. Maturity date, if any, represents mandatory redemption date.
(g)	Investment is held by a wholly-owned subsidiary of the Company.
(h)	The entire commitment was unfunded at June 30, 2016. As such, no interest is being earned on this investment.
(i)	Investment pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(j)	The portion of the investment not held by the Funds is pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(k)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company. Transactions in which the issuer was an Affiliated Person are detailed in Note 3 to the consolidated financial statements.
(l)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control” this portfolio company because it owns 25% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company. Transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are detailed in Note 3 to the consolidated financial statements.
(m)	Investment was on non-accrual status as of June 30, 2016, meaning the Company has ceased recognizing interest income on the investment.
(n)	Investment in portfolio company that has sold its operations and is in the process of winding down.

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

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (continued)

December 31, 2015

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Stagnito Partners, LLC
(dba Stagnito Business Information)
Senior Secured Loan (i)	12.0%/0.0%	6/30/2018	$6,361	$6,290	$6,361	3%

Vanguard Dealer Services, L.L.C.
Subordinated Note ($9,850 commitment) (j)	12.3%/0.0%	1/30/2021	7,350	7,310	7,310
Common Equity (6,000 shares)				600	600

				7,910	7,910	3%

Commercial Cleaning
Premium Franchise Brands, LLC
Preferred Equity (1,054,619 shares)				832	717	0%

Component Manufacturing
Channel Technologies Group, LLC
Subordinated Note	11.0%/1.8%	4/10/2019	7,000	6,963	6,253
Preferred Equity (612 units) (g)(i)				1,139	548
Common Equity (612,432 units) (g)(i)				—	—

				8,102	6,801	3%

Toledo Molding & Die, Inc.
Subordinated Note (i)	10.5%/0.0%	12/18/2018	10,000	9,889	10,000	4%

Consumer Products
Grindmaster Corporation
Subordinated Note	11.5%/0.0%	10/31/2019	10,500	10,465	10,500	4%

World Wide Packaging, LLC (k)
Subordinated Note (i)	12.0%/1.0%	10/26/2018	10,265	10,239	10,277
Common Equity (1,517,573 units) (g)(i)				1,518	2,043

				11,757	12,320	5%

Electronic Components Supplier
Apex Microtechnology, Inc. (k)
Warrant (2,293 shares)				220	274
Common Equity (11,690 shares)				1,169	1,425

				1,389	1,699	1%

Financial Services
National Truck Protection Co., Inc.
Senior Secured Loan	13.5%/2.0%	9/13/2018	11,989	11,944	11,989
Common Equity (1,109 shares)				758	1,705

				12,702	13,694	6%

Healthcare Products
Allied 100 Group, Inc.
Subordinated Note (j)	11.5%/0.0%	5/26/2020	13,000	12,948	13,000
Common Equity (1,250,000 units) (i)				1,250	1,223

				14,198	14,223	6%
Anatrace Products, LLC
Subordinated Note	13.0%/1.3%	6/23/2021	6,500	6,480	6,480
Common Equity (360,000 shares) (i)				—	148

				6,480	6,628	3%

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

Transaction fees earned in connection with the Company’s investments are recognized as fee income. Such fees typically include fees for services, including structuring and advisory services, provided to portfolio companies. The Company recognizes income from fees for providing such structuring and advisory services when the services are rendered or the transactions are completed. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as fee income when earned. Prior to the Formation Transactions, and in accordance with the prior limited partnership agreement, the Company historically recorded transaction fees provided in connection with its investments as a direct offset to management fee expense.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax provision, if any. There were no material uncertain income tax positions at June 30, 2016 and December 31, 2015. The 2012 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Earnings and net asset value per share: The earnings per share calculations for the three months ended June 30, 2016 and 2015, as well as the six months ended June 30, 2016 and 2015, are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Stock repurchase plan: The Company has an open market stock repurchase program (the “Program”) under which the Company may acquire up to $5.0 million of its outstanding common stock. Under the Program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by Fidus’ management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. Unless extended by the Board, the Company expects that the Program will be in effect until January 22, 2017, or until the approved dollar amount has been used to repurchase shares. The Program does not require the Company to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Program. The Program may be suspended, extended, modified or discontinued at any time. The Company did not make any repurchases of common stock during the six months ended June 30, 2016 or 2015.

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

As of June 30, 2016, the Company had investments in 53 portfolio companies with an aggregate fair value of $452,738 and a weighted average effective yield on its debt investments of 13.3%. As of June 30, 2016, the Company held equity investments in 84.9% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 7.6%. As of December 31, 2015, the Company had investments in 53 portfolio companies with an aggregate fair value of $443,269 and a weighted average effective yield on its debt investments of 13.3%. As of December 31, 2015, the Company held equity investments in 83.0% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 8.3%. The weighted average yields were computed using the effective interest rates for debt investments at cost as of June 30, 2016 and December 31, 2015, including accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any.

Purchases of debt and equity investments for the six months ended June 30, 2016 and 2015, totaled $44,422 and $67,903, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the three months ended June 30, 2016, and 2015 totaled $46,034 and $47,388, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	June 30, 2016		December 31, 2015		June 30, 2016		December 31, 2015
Subordinated notes	$319,692	70.5%	$300,467	67.8%	$333,129	74.1%	$309,899	69.2%
Senior secured loans	64,073	14.2	88,485	20.0	65,898	14.7	88,505	19.7
Equity	59,543	13.2	44,899	10.1	43,414	9.7	42,651	9.5
Warrants	9,189	2.0	9,233	2.1	6,928	1.5	7,098	1.6
Royalty rights	241	0.1	185	—	185	—	185	—

Total	$452,738	100.0%	$443,269	100.0%	$449,554	100.0%	$448,338	100.0%

All investments made by the Company as of June 30, 2016 and December 31, 2015 were made in portfolio companies headquartered in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	June 30, 2016		December 31, 2015		June 30, 2016		December 31, 2015
Midwest	$135,924	30.1%	$119,291	26.8%	$123,297	27.5%	$116,015	25.9%
Northeast	107,486	23.7	93,430	21.1	104,717	23.3	92,492	20.6
Southeast	105,616	23.3	107,975	24.4	116,986	26.0	113,430	25.3
West	70,447	15.6	84,648	19.1	61,208	13.6	77,028	17.2
Southwest	33,265	7.3	37,925	8.6	43,346	9.6	49,373	11.0

Total	$452,738	100.0%	$443,269	100.0%	$449,554	100.0%	$448,338	100.0%

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

As of June 30, 2016 and December 31, 2015, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio. As of June 30, 2016, the Company had debt investments in two portfolio companies on non-accrual status, which had an aggregate cost and fair value of $25,240 and $12,095, respectively, as of such date. As of December 31, 2015, the Company had debt investments in one portfolio company on non-accrual status, which had an aggregate cost and fair value of $5,203 and $618, respectively, as of such date.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Schedule 12-14. Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of control and affiliate investments as of December 31, 2015 and any gross additions and reductions made to such investments, as well as the ending fair value as of June 30, 2016.

Portfolio Company (1)	Credited to Income(2)	December 31, 2015 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2016 Fair Value
Control Investments
Paramount Building Solutions, LLC
Subordinated Note	$—	$618	$—	$618	$—
Subordinated Note	—	—	—	—	—
Subordinated Note	—	—	—	—	—
Subordinated Note	—	—	—	—	—
Warrant	—	—	—	—	—
Preferred Equity	—	—	—	—	—
Common Equity	—	—	—	—	—

	—	618	—	618	—

Total Control Investments	$—	$618	$—	$618	$—

Affiliate Investments
Apex Microtechnology, Inc.
Warrant	$5	$274	$113	$—	$387
Common Equity	67	1,425	535	—	1,960

	72	1,699	648	—	2,347
FAR Research Inc.
Senior Secured Loan	469	7,448	40	254	7,234
Revolving Loan	14	136	2	2	136
Common Equity	—	161	232	—	393

	483	7,745	274	256	7,763
Inflexxion, Inc.
Senior Secured Loan	264	3,470	123	613	2,980
Revolving Loan	12	132	5	24	113
Preferred Equity	—	—	252	252	—
Preferred Equity	—	—	309	309	—
Preferred Equity	—	—	—	—	—

	276	3,602	689	1,198	3,093
Malabar International
Subordinated Note	553	7,450	93	4	7,539
Preferred Equity	61	4,808	241	—	5,049

	614	12,258	334	4	12,588
Medsurant Holdings, LLC
Subordinated Note	393	6,211	56	—	6,267
Preferred Equity	—	1,515	102	—	1,617
Warrant	—	5,237	373	—	5,610

	393	12,963	531	—	13,494

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Portfolio Company (1)	Credited to Income(2)	December 31, 2015 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2016 Fair Value
Microbiology Research Associates, Inc.
Senior Secured Loan	$114	$3,750	$2	$2	$3,750
Revolving Loan	2	—	—	—	—
Subordinated Note	391	6,250	3	3	6,250
Common Equity	—	1,444	149	—	1,593

	507	11,444	154	5	11,593
Mirage Trailers LLC
Senior Secured Loan	565	8,912	87	489	8,510
Common Equity	74	2,475	143	—	2,618

	639	11,387	230	489	11,128
Pfanstiehl, Inc.
Subordinated Note	416	6,208	5	5	6,208
Common Equity	90	4,280	4,309	—	8,589

	506	10,488	4,314	5	14,797
Safety Products Group, LLC
Subordinated Note	651	10,000	26	10,026	—
Preferred Equity	159	834	—	812	22
Common Equity	—	—	1	1	—

	810	10,834	27	10,839	22
Steward Holding LLC (dba Steward Advanced Materials)
Subordinated Note	502	6,987	114	—	7,101
Common Equity	—	1,000	38	—	1,038

	502	7,987	152	—	8,139
Trantech Radiator Products, Inc.
Subordinated Note	594	8,494	4	4	8,494
Common Equity	—	434	176	—	610

	594	8,928	180	4	9,104
Westminster Cracker Company, Inc.
Common Equity	54	191	—	—	191

	54	191	—	—	191
World Wide Packaging, LLC
Subordinated Note	679	10,277	56	17	10,316
Common Equity	147	2,043	922	—	2,965

	826	12,320	978	17	13,281

Total Affiliate Investments	$6,276	$111,846	$8,511	$12,817	$107,540

(1)	The principal amount, the ownership detail for equity investments, and if the investment is income producing is shown in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees or dividends included in 2016 income for the portion of the six months ended June 30, 2016 that an investment was included in Control or Affiliate categories.
(3)	Gross additions include increases in the cost basis of investments resulting from a new portfolio investment, follow on investments, accrued PIK interest or dividends, and accretion of OID and loan origination fees. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation, as well as the movement of an existing portfolio company into this category and out of a different category.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments, if any. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.

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

With respect to investments for which market quotations are not readily available, the Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of the Investment Advisor responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with the investment committee of the Investment Advisor;

•	the Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result it is not in the Company’s stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where the Company determines that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. The Board consulted with the independent valuation firm(s) in arriving at the Company’s determination of fair value for 11 and 16 of its portfolio company investments representing 28.4% and 43.0% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended June 30, 2016 and December 31, 2015, respectively) as of June 30, 2016 and December 31, 2015, respectively.

•	the audit committee of the Board reviews the preliminary valuations of the Investment Advisor and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and

•	the Board discusses these valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the Investment Advisor, the independent valuation firm(s) and the audit committee.

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

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the six months ended June 30, 2016 and 2015.

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the six months ended June 30, 2016 and 2015:

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

	Subordinated Notes	Senior Secured Loans	Equity	Warrants	Royalty Rights	Total
Balance, December 31, 2014	$273,711	$74,286	$42,886	$5,472	$—	$396,355
Net realized gains (losses) on investments	—	—	5,277	—	—	5,277
Net change in unrealized (depreciation) appreciation on investments	(4,055)	580	(2,980)	1,565	—	(4,890)
Purchase of investments	45,397	17,451	4,839	216	—	67,903
Proceeds from sales and repayments of investments	(36,019)	(5,220)	(6,149)	—	—	(47,388)
Interest and dividend income paid-in-kind	2,155	398	77	—	—	2,630
Proceeds from loan origination fees	(219)	(158)	—	—	—	(377)
Accretion of loan origination fees	270	53	1	—	—	324
Accretion of original issue discount	291	7	2	—	—	300

Balance, June 30, 2015	$281,531	$87,397	$43,953	$7,253	$—	$420,134

Balance, December 31, 2015	$300,467	$88,485	$44,899	$9,233	$185	$443,269
Net realized gains (losses) on investments	—	—	535	(275)	—	260
Net change in unrealized (depreciation) appreciation on investments	(4,005)	(1,805)	13,881	126	56	8,253
Purchase of investments	39,350	2,757	2,209	106	—	44,422
Proceeds from sales and repayments of investments	(17,772)	(26,177)	(2,084)	(1)	—	(46,034)
Interest and dividend income paid-in-kind	1,566	537	98	—	—	2,201
Proceeds from loan origination fees	(268)	(13)	—	—	—	(281)
Accretion of loan origination fees	236	289	3	—	—	528
Accretion of original issue discount	118	—	2	—	—	120

Balance, June 30, 2016	$319,692	$64,073	$59,543	$9,189	$241	$452,738

Net change in unrealized appreciation of $7,509 and $7,370 for the three and six months ended June 30, 2016, respectively, was attributable to Level 3 investments held at June 30, 2016. Net change in unrealized appreciation (depreciation) of $246 and $(807) for the three and six months ended June 30, 2015, respectively, were attributable to Level 3 investments held at June 30, 2015.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of June 30, 2016 and December 31, 2015. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at June 30, 2016	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Subordinated notes	$307,597	Discounted cash flow	Weighted average cost of capital	10.9% - 19.0% (13.3%)
	12,095	Enterprise value	Asset coverage	75.0% - 87.5% (80.8%)
Senior secured loans	52,886	Discounted cash flow	Weighted average cost of capital	5.7% - 17.0% (11.1%)
	8,094	Enterprise value	Asset coverage	50.0% - 71.4% (57.3%)
	3,093	Enterprise value	Revenue multiples	0.45x – 0.45x (0.45x)
Equity investments:
Equity	59,543	Enterprise value	EBITDA multiples	5.0x – 13.1x (7.7x)
Warrants	9,189	Enterprise value	EBITDA multiples	5.5x – 9.5x (6.8x)
Royalty rights	241	Discounted cash flow	Weighted average cost of capital	24.5% - 24.5% (24.5%)

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

	Fair Value at December 31, 2015	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:				10.9% - 21.9% (14.2%)
Subordinated notes	$299,849	Discounted cash flow	Weighted average cost of capital	10.9% - 22.8% (14.8%)
	618	Enterprise value	EBITDA multiples	5.5x – 5.5x (5.5x)
Senior secured loans	88,485	Discounted cash flow	Weighted average cost of capital	6.1% - 23.2% (14.1%)
Equity investments:
Equity	44,899	Enterprise value	EBITDA multiples	3.8x – 13.1x (7.3x)
Warrants	9,233	Enterprise value	EBITDA multiples	5.0x – 9.5x (6.7x)
Royalty rights	185	Discounted cash flow	Weighted average cost of capital	22.0% - 27.0% (27.0%)

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. The fair value of borrowings under the Credit Facility (as defined in Note 6) are based on a market yield approach and current interest rates, which are level 3 inputs to the market yield model, and is estimated to be $15,500 as of December 31, 2015, which is the same as the Company’s carrying value of the borrowings. There were no borrowings outstanding under the Credit Facility as of June 30, 2016. The fair value of SBA debentures is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of June 30, 2016 and December 31, 2015, the fair value of the Company’s SBA debentures using Level 3 inputs is estimated at $214,000 and $213,500, respectively, which is the same as the Company’s carrying value of the debentures.

Note 5. Related Party Transactions

Investment Advisory Agreement: Concurrent with the Formation Transactions, the Company entered into the Investment Advisory Agreement with the Investment Advisor. On June 2, 2016, the Board approved the renewal of the Investment Advisory Agreement through June 20, 2017. Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Board, the Investment Advisor provides investment advisory services to the Company. For providing these services, the Investment Advisor receives a fee, consisting of two components — a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement for the three months ended June 30, 2016 and 2015 totaled $2,005, and $1,864, respectively. The base management fee under the Investment Advisory Agreement for the six months ended June 30, 2016 and 2015 totaled $3,988, and $3,655, respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee for the three months ended June 30, 2016 and 2015 totaled $1,620 and $1,516, respectively. The income incentive fee for the six months ended June 30, 2016 and 2015 totaled $3,408 and $3,079, respectively.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Formation Transactions, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee to be paid for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of both June 30, 2016 and December 31, 2015, the capital gains incentive fee payable was $0. The aggregate amount of capital gains incentive fees paid from the IPO through June 30, 2016 is $348.

In addition, the Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation). During the three and six months ended June 30, 2016, the Company accrued capital gains incentive fees of $1,570 and $1,662, respectively. During the three and six months ended June 30, 2015, the Company accrued capital gains incentive fees of $41 and $77, respectively.

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

Administration Agreement: Concurrent with the Formation Transactions, the Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 2, 2016, the Board approved the renewal of the Administrative Agreement through June 20, 2017. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides it clerical, bookkeeping and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies to which the Company is required to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies. Under the Administration Agreement, administrative expenses for services provided for the three months ended June 30, 2016, and 2015 totaled $367 and $347, respectively. Under the Administration Agreement, administrative expenses for services provided for the six months ended June 30, 2016, and 2015 totaled $688 and $715, respectively. Accrued administrative expenses are reported in the due to affiliates line on the consolidated statements of assets and liabilities.

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

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of June 30, 2016 and December 31, 2015, the Company was in compliance in all material respect with the terms of the Credit Facility.

As of June 30, 2016 and December 31, 2015, the Company had outstanding borrowings under the Credit Facility of $0 and $15,500, respectively. For the three months ended June 30, 2016 and 2015, interest and fees related to the Credit Facility amounted to $161 and $155, respectively, which are included in interest and financing expenses on the consolidated statements of operation. For the six months ended June 30, 2016 and 2015, interest and fees related to the Credit Facility amounted to $362 and $309, respectively, which are included in interest and financing expenses on the consolidated statements of operation. As of June 30, 2016 and December 31, 2015, accrued interest and fees payable related to the Credit Facility totaled $109 and $101, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs and such debentures are guaranteed by the SBA. The SBA has made commitments to purchase $225,000 of SBA debentures from the Company on or before September 30, 2019. Unused commitments as of June 30, 2016 and December 31, 2015 were $11,000 and $11,500, respectively. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

As of June 30, 2016 and December 31, 2015, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling Date(1)	Maturity Date	Fixed Interest Rate	June 30, 2016	December 31, 2015
3/26/2008	3/1/2018	6.188%	$24,750	$24,750
9/24/2008	9/1/2018	6.442	11,950	11,950
3/25/2009	3/1/2019	5.337	19,750	19,750
9/23/2009	9/1/2019	4.950	10,000	10,000
3/24/2010	3/1/2020	4.825	13,000	13,000
9/22/2010	9/1/2020	3.932	12,500	12,500
3/29/2011	3/1/2021	4.801	1,550	1,550
9/21/2011	9/1/2021	3.594	3,250	3,250
3/21/2012	3/1/2022	3.483	3,250	3,250
3/21/2012	3/1/2022	3.051	19,000	19,000
9/19/2012	9/1/2022	2.530	11,000	11,000
9/19/2012	9/1/2022	3.049	11,500	11,500
3/27/2013	3/1/2023	3.155	3,000	3,000
9/24/2014	9/1/2024	3.775	1,000	1,000
3/25/2015	3/1/2025	3.321	5,500	5,500
3/25/2015	3/1/2025	3.277	22,500	22,500
9/23/2015	9/1/2025	3.571	16,700	16,700
3/23/2016	3/1/2026	3.267	1,500	1,500
3/23/2016	3/1/2026	3.249	21,800	21,800
(2)	(2)	(2)	500	—

Total outstanding SBA debentures			$214,000	$213,500

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)	The Company issued $500 in SBA debentures which pool in September 2016, at which time the Company expects the current short-term interest rate will reset to a higher long-term fixed rate.

Interest on SBA debentures is payable semi-annually on March 1 and September 1. For the three months ended June 30, 2016 and 2015, interest and fees on outstanding SBA debentures amounted to $2,219 and $1,896, respectively, which are included in interest and financing expenses on the consolidated statements of operation. For the six months ended June 30, 2016 and 2015, interest and fees on outstanding SBA debentures amounted to $4,345 and $3,638, respectively, which are included in interest and financing expenses on the consolidated statements of operation. As of June 30, 2016 and December 31, 2015, accrued interest and fees payable related to the SBA debentures totaled $2,928 and $2,739, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations using the effective interest method, over the term of the respective financing instrument. Deferred financing cost amortization for the three months ended June 30, 2016 and 2015 was $274 and $252, respectively. Deferred financing cost amortization for the six months ended June 30, 2016 and 2015 was $547 and $486, respectively. Deferred financing costs related to the Credit Facility and SBA debentures as of June 30, 2016 and December 31, 2015, were as follows:

	June 30, 2016			December 31, 2015
	SBA debentures	Credit Facility	Total	SBA debentures	Credit Facility	Total
SBA debenture commitment fees	$2,250	$—	$2,250	$2,250	$—	$2,250
SBA debenture leverage fees	5,190	—	5,190	5,177	—	5,177
Credit Facility upfront fees	—	1,284	1,284	—	1,239	1,239

Subtotal	7,440	1,284	8,724	7,427	1,239	8,666
Less: accumulated amortization	(3,693)	(648)	(4,341)	(3,321)	(473)	(3,794)

Unamortized deferred financing costs	$3,747	$636	$4,383	$4,106	$766	$4,872

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures and Credit Facility liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
	SBA debentures	Credit Facility	Total	SBA debentures	Credit Facility	Total
Outstanding debt	$214,000	$—	$214,000	$213,500	$15,500	$229,000
Less: unamortized deferred financing costs	(3,747)	(636)	(4,383)	(4,106)	(766)	(4,872)

Debt, net of deferred financing costs	$210,253	$(636)	$209,617	$209,394	$14,734	$224,128

The weighted average interest rate for all SBA debentures and borrowings outstanding under the Credit Facility as of June 30, 2016 and December 31, 2015 was 4.2 % and 4.0%, respectively.

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund various undrawn revolving loans, other credit facilities and capital commitments totaling $9,816 and $10,150 as of June 30, 2016 and December 31, 2015, respectively. Such outstanding commitments are summarized in the following table:

	June 30, 2016		December 31, 2015
Portfolio Company - Investment	Total Commitment	Unfunded Commitment	Total Commitment	Unfunded Commitment
FAR Research Inc. – Revolving Loan	$1,750	$1,614	$1,750	$1,614
Inflexxion, Inc. – Revolving Loan	500	350	1,000	850
inthinc Technology Solutions, Inc. – Subordinated Note	5,000	1,000	5,000	1,000
Lightning Diversion Systems, LLC – Revolving Loan	1,000	1,000	1,000	1,000
Microbiology Research Associates, Inc. – Revolving Loan	500	500	500	500
Oaktree Medical Centre, P.C. – Revolving Loan	2,500	—	500	250
Restaurant Finance Co, LLC – Senior Secured Loan	—	—	10,500	1,936
Safety Products Group, LLC – Common Equity	2,852	2,852
Vanguard Dealer Services, L.L.C. – Subordinated Note	9,850	2,500	9,850	2,500
X5 Opco LLC – Revolving Loan	—	—	500	500

Total	$23,952	$9,816	$30,600	$10,150

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

Indemnifications: In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties that provide indemnifications under certain circumstances. In addition, in connection with the disposition of an investment in a portfolio company, the Company may be required to make representations about the business and financial affairs of such portfolio company typical of those made in connection with the sale of a business. The Company may also be required to indemnify the purchasers of such investment to the extent that any such representations are inaccurate. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. The Company expects the risk of future obligation under these indemnifications to be remote.

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

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Note 8. Common Stock

The following table summarizes the total shares issued, offering price and net proceeds received in public offerings of the Company’s common stock since the IPO:

Offering Date	Number of Shares		Gross Proceeds	Underwriting Fees and Commissions and Offering Costs		Offering Price
September 11, 2012	2,472,500		$39,807	$1,855		$16.10
February 8, 2013	1,725,000		30,361	1,504		17.60
September 30, 2014	2,083,414	(1)	35,418	1,747		17.00
May 27, 2016	2,875,000	(2)	43,755	56	(3)	15.22	(4)

(1)	Includes 83,414 shares purchased by underwriters pursuant to the over-allotment option on October 21, 2014.
(2)	Includes 375,000 shares purchased by underwriters pursuant to the over-allotment option on June 10, 2016.
(3)	Fidus Investment Advisors, LLC agreed to bear up to $169 of the offering costs associated with this offering. Fidus Investment Advisors, LLC has also agreed to bear $1,756, or 100%, of the underwriting fees and commissions in connection with this offering and the exercise of the over-allotment option. All payments made by Fidus Investment Advisors, LLC are not subject to reimbursement by the Company.
(4)	Represents the weighted average offering price of shares issued, including the shares issued pursuant to the over-allotment option. Shares were issued on May 27, 2016 at an offering price of $15.27. The offering price of the over-allotment option shares was adjusted for the $0.39 dividend to shareholders of record on June 10, 2016.

On August 21, 2014, the Company entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which the Company could sell, by means of at-the-market offerings from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50,000 (the “ATM Program”). The gross proceeds raised, the related sales agent commission, the offering expenses and the average price at which shares were issued under the ATM Program from August 21, 2014 through June 30, 2016 are as follow:

	Number of Shares	Gross Proceeds	Underwriting Fees and Commissions and Offering Costs	Average Offering Price
Year Ended December 31, 2014
Third Quarter ended September 30, 2014	153,541	$2,850	$56	$18.56
Fourth Quarter ended December 31, 2014	4,812	80	3	17.00

Total	158,353	$2,930	$59	$18.51

Year Ended December 31, 2015
First Quarter ended March 31, 2015	49,193	$819	$16	$16.65
Second Quarter ended June 30, 2015	141,430	2,347	50	16.60
Third Quarter ended September 30, 2015	—	—	—	—
Fourth Quarter ended December 31, 2015	—	—	—	—

Total	190,623	$3,166	$66	$16.61

Year Ended December 31, 2016
First Quarter ended March 31, 2016	—	$—	$—	$—
Second Quarter ended June 30, 2016	—	—	—	—

Total	—	$—	$—	$—

See Note 9 for additional information regarding the issuance of shares under the DRIP.

As of June 30, 2016 and December 31, 2015, the Company had 19,200,085 and 16,300,732 shares of common stock outstanding, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid since the Company’s IPO.

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distribution	Cash Distribution	DRIP Shares Value		DRIP Shares		DRIP Share Issue Price
Fiscal Year Ended December 31, 2011:
7/28/2011	9/12/2011	9/26/2011	$0.32	$3,016	$3,016	$—		—		$—
11/2/2011	12/6/2011	12/20/2011	0.32	3,017	3,017	—		—		—

			$0.64	$6,033	$6,033	$—		—

Fiscal Year Ended December 31, 2012:
2/10/2012	3/14/2012	3/28/2012	$0.34	$3,205	$3,205	$—	(1)	—	(1)	—	(1)
4/30/2012	6/13/2012	6/27/2012	0.36	3,394	3,394	—	(2)	—	(2)	—	(2)
7/31/2012	9/11/2012	9/25/2012	0.38	4,522	4,010	512		30,563		16.75
10/29/2012	12/7/2012	12/21/2012	0.38	4,533	4,145	388		23,763		16.35

			$1.46	$15,654	$14,754	$900		54,326

Fiscal Year Ended December 31, 2013:
2/22/2013	3/14/2013	3/28/2013	$0.38	$5,198	$4,822	$376		20,501		18.36
5/1/2013	6/12/2013	6/26/2013	0.38	5,206	4,893	313		17,415		17.97
7/31/2013	9/12/2013	9/26/2013	0.38	5,212	4,902	310		15,899		19.51
7/31/2013(3)	9/12/2013	9/26/2013	0.04	549	516	33		1,674		19.51
11/4/2013	12/6/2013	12/20/2013	0.38	5,219	5,003	216		10,448		20.72
11/4/2013(3)	12/6/2013	12/20/2013	0.38	5,219	5,003	216		10,448		20.72

			$1.94	$26,603	$25,139	$1,464		76,385

Fiscal Year Ended December 31, 2014:
2/18/2014	3/21/2014	3/31/2014	$0.38	$5,277	$5,028	$199		10,410		19.14
5/5/2014	6/13/2014	6/27/2014	0.38	5,231	5,037	194		9,459		20.44
5/5/2014(3)	7/25/2014	7/31/2014	0.05	689	664	25		1,368		18.66
5/5/2014(3)	8/25/2014	8/29/2014	0.05	689	660	29		1,567		18.48
8/5/2014	9/12/2014	9/26/2014	0.38	5,293	5,095	198		11,562		17.16
11/4/2014	12/5/2014	12/19/2014	0.38	6,092	5,862	230		15,574		14.71
11/4/2014(3)	12/5/2014	12/19/2014	0.10	1,603	1,543	60		4,098		14.71

			$1.72	$24,824	$23,889	$935		54,038

Fiscal Year Ended December 31, 2015:
2/17/2015	3/12/2015	3/26/2015	$0.38	$6,099	$5,886	$213		12,922		16.46
5/5/2015	6/11/2015	6/25/2015	0.38	6,176	5,968	208		12,883		16.18
5/5/2015(3)	6/11/2015	6/25/2015	0.02	325	314	11		678		16.18
8/3/2015	9/17/2015	9/25/2015	0.39	6,345	6,097	248		16,985		14.61
11/2/2015(3)	11/27/2015	12/11/2015	0.04	651	624	27		2,034		13.43
11/2/2015	12/4/2015	12/18/2015	0.39	6,351	6,157	194		13,570		14.29

			$1.60	$25,947	$25,046	$901		59,072

Six Months Ended June 30, 2016:
2/16/2016	3/11/2016	3/25/2016	$0.39	$6,357	$6,177	$180		11,631		15.49
5/2/2016	6/10/2016	6/24/2016	0.39	7,337	7,143	194		12,722		15.25

			$0.78	$13,694	$13,320	$374		24,353

(1)	Satisfied $591 of DRIP participation with the purchase of 43,029 shares of common stock in the open market at an average price of $13.73.
(2)	Satisfied $600 of DRIP participation with the purchase of 40,196 shares of common stock in the open market at an average price of $14.94.
(3)	Special dividend.

Since the Company’s IPO, dividends and distributions to stockholders total $112,755 or $8.14 per share.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Note 10. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2016 and 2015:

	Six months ended June 30,
	2016	2015
Per share data:
Net asset value at beginning of period	$15.17	$15.16
Net investment income (1)	0.72	0.76
Net realized gain on investments, net of tax benefit (refund) (1)	—	0.32
Net unrealized appreciation (depreciation) on investments (1)	0.49	(0.30)

Total increase from investment operations (1)	1.21	0.78
(Dilutive) accretive effect of share issuances	(0.06)	0.02
Dividends to stockholders	(0.78)	(0.78)
Other (2)	(0.02)	—

Net asset value at end of period	$15.52	$15.18

Market value at end of period	$15.27	$14.90

Shares outstanding at end of period	19,200,085	16,268,143
Weighted average shares outstanding during the period	16,815,592	16,123,722
Ratios to average net assets:
Expenses other than incentive fee (3)	8.6%	8.3%
Incentive fee (3)	3.8%	2.6%

Total expenses (3)	12.4%	10.9%
Net investment income (3)	9.1%	10.0%
Total return (4)	17.2%	5.6%
Net assets at end of period	$298,045	$246,922
Average debt outstanding	$222,667	$187,667
Average debt per share (1)	$13.24	$11.64
Portfolio turnover ratio (3)	19.7%	23.1%

(1)	Weighted average per share data.
(2)	Represents the impact of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	Annualized for periods less than one year.
(4)	The total return for the six months ended June 30, 2016 and 2015 equals the change in the market value of the Company’s common stock per share during the period plus dividends paid per share during the period, divided by the market value per share at the beginning of the period.

Note 11. Subsequent Events

On July 18, 2016, the Company invested $17,250 in subordinated notes and common equity of Rohrer Corporation, a manufacturer of high visibility, graphically intensive packaging for consumer products.

On July 21, 2016, the Company exited its debt and equity investments in Paramount Building Solutions, LLC. The Company recognized a loss of approximately $12,042 on its subordinated notes, equity and warrant investments, which had a fair value of $0 as of June 30, 2016.

On July 25, 2016, the Company exited its debt and equity investments in National Truck Protection Co., Inc. The Company received payment in full on its senior secured loan, including a prepayment penalty, and recognized a gain of approximately $982 on its equity investment.

On July 26, 2016, the Company exited its debt investment in Carlson Systems Holdings, Inc. (“Carlson”). The Company received payment in full on its subordinated notes, including a prepayment penalty. Additionally, the Company received a distribution from its equity investment in Carlson related to the sale of its operations, which resulted in a realized gain of approximately $3,986.

On August 1, 2016, the Board declared a regular quarterly dividend of $0.39 per share payable on September 23, 2016 to stockholders of record as of September 9, 2016.

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

FIC was formed as a Maryland corporation on February 14, 2011. We completed our initial public offering, or IPO, in June 2011, and completed additional underwritten public offerings of our common stock in September 2012, February 2013, September 2014 and May 2016 providing approximately $217.8 million in net proceeds after deducting underwriting fees and offering costs.

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

Portfolio Composition, Investment Activity and Yield

During the six months ended June 30, 2016, we invested $44.4 million in debt and equity investments, including three new portfolio companies. These investments consisted of subordinated notes ($39.3 million, or 88.6%), senior secured loans ($2.8 million, or 6.2%), equity securities ($2.2 million, or 5.0%) and warrant securities ($0.1 million, or 0.2%). During the six months ended June 30, 2016 we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $46.0 million. During the six months ended June 30, 2015, we invested $67.9 million in debt and equity investments, including seven new portfolio companies. These investments consisted of subordinated notes ($45.4 million, or 66.8%), senior secured loans ($17.5 million, or 25.8%), equity securities ($4.8 million, or 7.1%), and warrants ($0.2 million, or 0.3%). During the six months ended June 30, 2015 we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $47.4 million.

As of June 30, 2016, the fair value of our investment portfolio totaled $452.7 million and consisted of 53 portfolio companies. As of June 30, 2016, one debt investment bore interest at a variable rate, which represented $8.5 million of our portfolio on a fair value basis, and the remainder of our debt portfolio was comprised of fixed rate investments. Overall, the portfolio had net unrealized appreciation of $3.2 million as of June 30, 2016. As of June 30, 2016, our average portfolio company investment at amortized cost was $9.2 million (which excludes four investments in portfolio companies that sold their operations and are in the process of winding down).

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

The weighted average yield on debt investments as of both June 30, 2016 and December 31, 2015 was 13.3%. The weighted average yields were computed using the effective interest rates for debt investments at cost as of both June 30, 2016 and December 31, 2015, including the accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any.

The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments:

	Fair Value				Cost
	June 30, 2016		December 31, 2015		June 30, 2016		December 31, 2015
	(dollars in thousands)
Subordinated notes	$319,692	70.5%	$300,467	67.8%	$333,129	74.1%	$309,899	69.2%
Senior secured loans	64,073	14.2	88,485	20.0	65,898	14.7	88,505	19.7
Equity	59,543	13.2	44,899	10.1	43,414	9.7	42,651	9.5
Warrants	9,189	2.0	9,233	2.1	6,928	1.5	7,098	1.6
Royalty rights	241	0.1	185	—	185	—	185	—

Total	$452,738	100.0%	$443,269	100.0%	$449,554	100.0%	$448,338	100.0%

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	June 30, 2016		December 31, 2015		June 30, 2016		December 31, 2015
	(dollars in thousands)
Midwest	$135,924	30.1%	$119,291	26.8%	$123,297	27.5%	$116,015	25.9%
Northeast	107,486	23.7	93,430	21.1	104,717	23.3	92,492	20.6
Southeast	105,616	23.3	107,975	24.4	116,986	26.0	113,430	25.3
West	70,447	15.6	84,648	19.1	61,208	13.6	77,028	17.2
Southwest	33,265	7.3	37,925	8.6	43,346	9.6	49,373	11.0

Total	$452,738	100.0%	$443,269	100.0%	$449,554	100.0%	$448,338	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Healthcare products	14.4%	11.4%	12.6%	10.4%
Aerospace & defense manufacturing	9.7	10.5	8.1	8.7
Healthcare services	9.2	11.1	9.4	11.2
Transportation services	9.1	8.1	8.6	7.6
Specialty distribution	8.8	8.0	7.7	7.7
Consumer products	5.3	5.1	5.0	5.0
Utility equipment manufacturing	4.5	4.6	4.5	4.6
Building products manufacturing	4.1	4.0	3.6	3.6
Industrial cleaning & coatings	3.9	3.9	4.1	4.1
Business services	3.8	5.4	4.5	5.7
Capital equipment manufacturing	3.0	—	3.1	—
Information technology services	2.9	3.0	3.2	3.2
Financial services	2.9	3.1	2.6	2.8
Oil & gas services	2.7	3.7	4.5	4.5
Promotional products	2.7	—	2.7	—
Printing services	2.3	2.2	2.4	2.3
Component manufacturing	2.2	3.8	2.4	4.0
Restaurants	2.1	2.0	2.1	2.0
Specialty chemicals	1.7	1.7	1.9	1.9
Laundry services	1.5	1.5	1.4	1.4
Apparel distribution	1.2	1.3	1.3	1.3
Vending equipment manufacturing	0.9	0.8	0.9	0.9
Electronic components supplier	0.5	0.4	0.3	0.3
Retail	0.4	0.3	0.2	0.2
Commercial cleaning	0.2	0.2	0.2	0.2
Retail cleaning	—	0.1	2.7	2.7
Safety products manufacturing	—	2.4	—	2.4
Specialty cracker manufacturing	—	—	—	—
Telecommunication services	—	1.4	—	1.3

Total	100.0%	100.0%	100.0%	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of June 30, 2016 and December 31, 2015:

	As of June 30, 2016		As of December 31, 2015
Investment Rating	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
	(dollars in thousands)
1	$113,042	25.0%	$77,875	17.6%
2	259,123	57.2	268,285	60.4
3	55,864	12.3	95,981	21.7
4	12,614	2.8	1,128	0.3
5	12,095	2.7	—	—

Totals	$452,738	100.0%	$443,269	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of both June 30, 2016 and December 31, 2015 was 2.0 on a fair value basis.

Non-Accrual

As of June 30, 2016, we had debt investments in two portfolio companies on non-accrual status, which had an aggregate cost and fair value of $25.2 million and $12.1 million, respectively. As of December 31, 2015, we had debt investments in one portfolio company on non-accrual status, which had an aggregate cost and fair value of $5.2 million and $0.6 million, respectively.

For the three and six months ended June 30, 2016, we recognized unrealized depreciation on non-accrual investments of $0.1 million and $5.1 million, respectively. For the three and six months ended June 30, 2015, we recognized unrealized depreciation on non-accrual investments of $3.0 million and $3.1 million, respectively.

Discussion and Analysis of Results of Operations

Comparison of three months ended June 30, 2016 and June 30, 2015

Investment Income

For the three months ended June 30, 2016, total investment income was $13.8 million, an increase of $1.0 million, or 8.1%, over the $12.8 million of total investment income for the three months ended June 30, 2015. The increase was attributable to a $0.7 million increase in interest income resulting largely from higher average levels of debt investments outstanding and a $0.6 million increase in dividend income due to increased levels of distributions received from equity investments, which were partially offset by a $0.3 million decrease in fee income resulting from a higher level of investment activity for the three months ended June 30, 2015, as compared to the three months ended June 30, 2016.

Expenses

For the three months ended June 30, 2016, total expenses, including income tax provision, were $8.9 million, an increase of $2.1 million or 31.5%, over the $6.8 million of total expenses, including income tax provision, for the three months ended June 30, 2015. Interest and financing expenses for the three months ended June 30, 2016 were $2.7 million, an increase of $0.4 million or 15.2%, compared to $2.3 million for the three months ended June 30, 2015 as a result of higher average balances of SBA debentures and borrowings under the Credit Facility outstanding during 2016. The base management fee increased $0.1 million, or 7.6%, to $2.0 million for the three months ended June 30, 2016 due to higher average total assets less cash and cash equivalents for the three months ended June 30, 2016 than the three months ended June 30, 2015. The incentive fee for the three months ended June 30, 2016 was $3.2 million, a $1.6 million, or 104.9%, increase from the $1.6 million incentive fee for the three months ended June 30, 2015 which was primarily the result of a $1.5 million increase in the capital gains incentive fee to $1.6 million. The administrative service fee, professional fees and other general and administrative expenses totaled $1.0 million for both the three months ended June 30, 2016 and June 30, 2015.

Net Investment Income

Net investment income for the three months ended June 30, 2016 was $4.9 million, which was a decrease of $1.1 million, or 18.1%, compared to net investment income of $6.0 million during the three months ended June 30, 2015 as a result of the $1.0 million increase in total investment income and the $2.1 million increase in total expenses, including income tax provision.

Net Increase in Net Assets Resulting From Operations

For the three months ended June 30, 2016, the total net realized gain on investments was $0.6 million. Significant realized gains for the three months ended June 30, 2016 are summarized below:

Portfolio Company	Realization Event	Net Realized Gain (in millions)
Safety Products Group, LLC	Distribution related to sale of operations	$0.5
Other		0.1

Total		$0.6

For the three months ended June 30, 2015, the total net realized gains on investments were $5.3 million. Significant realized gains (losses) for the three months ended June 30, 2015 are summarized below:

Portfolio Company	Realization Event	Net Realized Gain (Loss) (in millions)
Connect-Air International, Inc.	Exit of portfolio company	$5.3
Acentia, LLC	Exit of portfolio company	< (0.1)
Other		< (0.1)

Total		$5.3

During the three months ended June 30, 2016, we recorded a net change in unrealized appreciation on investments of $7.5 million attributable to (i) net unrealized depreciation of $0.3 million on debt investments and (ii) net unrealized appreciation of $7.8 million on equity investments. During the three months ended June 30, 2015, we recorded a net change in unrealized depreciation on investments of $5.1 million attributable to (i) the reversal of net unrealized appreciation on investments of $5.3 million related to the exit or sale of investments, resulting in unrealized depreciation, (ii) net unrealized depreciation of $2.3 million on debt investments and (iii) net unrealized appreciation of $2.5 million on equity investments.

During the three months ended June 30, 2016, we recorded a $205 income tax provision for expected income taxes due from realized gains on investments. During the three months ended June 30, 2015, no income tax provision for realized gains on investments was recorded.

As a result of these events, our net increase in net assets resulting from operations during the three months ended June 30, 2016 was $12.8 million, or an increase of $6.5 million, or 104.8%, compared to a net increase in net assets resulting from operations of $6.2 million during the prior year period.

Comparison of six months ended June 30, 2016 and June 30, 2015

Investment Income

For the six months ended June 30, 2016, total investment income was $28.5 million, an increase of $2.9 million, or 11.3%, over the $25.6 million of total investment income for the six months ended June 30, 2015. The increase was attributable to a $2.2 million increase in interest income resulting largely from higher average levels of debt investments outstanding and a $0.7 million increase in dividend income due to increased levels of distributions received from equity investments.

Expenses

For the six months ended June 30, 2016, total expenses, including income tax provision, were $16.5 million, an increase of $3.1 million or 23.4%, over the $13.4 million of total expenses, including income tax provision, for the six months ended June 30, 2015. Interest and financing expenses for the six months ended June 30, 2016 were $5.3 million, an increase of $0.8 million or 18.5%, compared to $4.4 million for the six months ended June 30, 2015 as a result of higher average balances of SBA debentures and borrowings under the Credit Facility outstanding during 2016. The base management fee increased $0.3 million, or 9.1%, to $4.0 million for the six months ended June 30, 2016 due to higher average total assets less cash and cash equivalents for the six months ended June 30, 2016 than the six months ended June 30, 2015. The incentive fee for the six months ended June 30, 2016 was $5.1 million, a $1.9 million, or 60.6%, increase from the $3.2 million incentive fee for the six months ended June 30, 2015 which was primarily the result of a $1.6 million increase in the capital gains incentive fee to $1.7 million. The administrative service fee, professional fees and other general and administrative expenses totaled $2.1 million for both the six months ended June 30, 2016 and June 30, 2015.

Net Investment Income

Net investment income for the six months ended June 30, 2016 was $12.0 million, which was a decrease of $0.2 million, or 2.0%, compared to net investment income of $12.3 million during the six months ended June 30, 2015 as a result of the $2.9 million increase in total investment income and the $3.1 million increase in total expenses, including income tax provision.

Net Increase in Net Assets Resulting From Operations

For the six months ended June 30, 2016, the total net realized gain on investments was $0.3 million. Significant realized (losses) for the six months ended June 30, 2016 are summarized below:

Portfolio Company	Realization Event	Realized Losses (in millions)
Continental Anesthesia Management, LLC	Exit of portfolio company	$(0.3)
Safety Products Group, LLC	Distribution related to sale of operations	0.5
Other		0.1

Total		$0.3

For the six months ended June 30, 2015, the total net realized gains on investments were $5.3 million. Significant realized gains (losses) for the six months ended June 30, 2015 are summarized below:

Portfolio Company	Realization Event	Net Realized Gain (Loss) (in millions)
Connect-Air International, Inc.	Exit of portfolio company	$5.3
Acentia, LLC	Exit of portfolio company	< (0.1)
Other		< (0.1)

Total		$5.3

During the six months ended June 30, 2016, we recorded a net change in unrealized appreciation on investments of $8.3 million attributable to (i) the reversal of net unrealized depreciation on investments of $0.9 million related to the exit or sale of investments, resulting in unrealized appreciation, (ii) net unrealized depreciation of $6.2 million on debt investments and (iii) net unrealized appreciation of $13.6 million on equity investments. During the six months ended June 30, 2015, we recorded a net change in unrealized depreciation on investments of $4.9 million attributable to (i) the reversal of net unrealized appreciation on investments of $4.1 million related to the exit or sale of investments, resulting in unrealized depreciation, (ii) net unrealized depreciation of $3.7 million on debt investments and (iii) net unrealized appreciation of $2.9 million on equity investments.

During the six months ended June 30, 2016, we recorded a $205 income tax provision for expected income taxes due from realized gains on investments. During the six months ended June 30, 2015, no income tax provision for realized gains on investments was recorded.

As a result of these events, our net increase in net assets resulting from operations during the six months ended June 30, 2016 was $20.3 million, or an increase of $7.7 million, or 60.7%, compared to a net increase in net assets resulting from operations of $12.7 million during the prior year period.

Liquidity and Capital Resources

As of June 30, 2016, we had $59.1 million in cash and cash equivalents and our net assets totaled $298.0 million. We believe that our current cash and cash equivalents on hand, our continued access to SBA-guaranteed debentures, our Credit Facility and our anticipated cash flows from operations will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of securities (including the ATM Program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders.

Cash Flows

For the six months ended June 30, 2016, we experienced a net increase in cash and cash equivalents in the amount of $27.5 million. During that period, we received $12.2 million of cash from operating activities, primarily from proceeds received from sales and repayments of investments of $46.0 million, which were partially offset by the funding of $44.4 million of investments. During the same period, we received net proceeds from a secondary offering of shares of our common stock off of our effective shelf registration statement of $43.7 million and proceeds from the issuances of SBA debenture of $0.5 million, which were partially offset by net repayment of borrowings under the Credit Facility of $15.5 million and cash dividends paid to stockholders of $13.3 million.

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

The Funds are licensed SBICs, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 200.0% of an SBIC’s regulatory capital or $150.0 million, whichever is less. For three or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of June 30, 2016, Fund I had $150.0 million of outstanding SBA debentures and cannot issue additional SBA debentures. As of June 30, 2016, Fund II had $64.0 million of outstanding SBA debentures. Fund II has the current capacity to issue up to an additional $11.0 million of SBA debentures. Subject to SBA regulatory requirements and approval, we may access up to $125.0 million of additional SBA debentures under the SBIC Debenture Program. For more information on the SBA debentures, please see Note 6 to our consolidated financial statements.

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

We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of June 30, 2016, we were in compliance with all covenants of the Credit Facility and there were no borrowings outstanding under the Credit Facility.

As of June 30, 2016, the weighted average interest rate for all SBA debentures and borrowings outstanding under the Credit Facility was 4.2%.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors, including Independent Directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. On June 2, 2016, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 2, 2017 or the date of our 2017 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2017 Annual Meeting of Stockholders. Our stockholders specified that the cumulative number of shares sold in each offering during the one-year period ending on the earlier of June 2, 2017 or the date of our 2017 Annual Meeting of Stockholders may not exceed 25.0% of our outstanding common stock immediately prior to each such sale.

Stock repurchase plan

We have an open market stock repurchase program (the “Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. Unless extended by our board of directors, we expect that the Program will be in effect until January 22, 2017, or until the approved dollar amount has been used to repurchase shares. The Program does not require us to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Program. The Program may be suspended, extended, modified or discontinued at any time. We did not make any repurchases of common stock during the three or six months ended June 30, 2016 or 2015.

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of our investment advisor responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with the investment committee of our investment advisor;

•	our board of directors engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result it is not in our stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where we determine that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. Our board of directors consulted with the independent valuation firm(s) in arriving at our determination of fair value for 11 and 16 of our portfolio company investments representing 28.4% and 43.0% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended June 30, 2016 and December 31, 2015, respectively) as of June 30, 2016 and December 31, 2015, respectively;

•	the audit committee of our board of directors reviews the preliminary valuations of our investment advisor and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and

•	our board of directors discusses the valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our investment advisor, the independent valuation firm(s) and the audit committee.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. We had off-balance sheet arrangements consisting of outstanding commitments to fund various undrawn revolving loans and other credit facilities totaling $9.8 million and $10.2 million as of June 30, 2016 and December 31, 2015, respectively. Such outstanding commitments are summarized in the following table:

	June 30, 2016		December 31, 2015
Portfolio Company - Investment	Total Commitment	Unfunded Commitment	Total Commitment	Unfunded Commitment
	(dollars in thousands)
FAR Research Inc. – Revolving Loan	$1,750	$1,614	$1,750	$1,614
Inflexxion, Inc. – Revolving Loan	500	350	1,000	850
inthinc Technology Solutions, Inc. – Subordinated Note	5,000	1,000	5,000	1,000
Lightning Diversion Systems, LLC – Revolving Loan	1,000	1,000	1,000	1,000
Microbiology Research Associates, Inc. – Revolving Loan	500	500	500	500
Oaktree Medical Centre, P.C. – Revolving Loan	2,500	—	500	250
Restaurant Finance Co, LLC – Senior Secured Loan	—	—	10,500	1,936
Safety Products Group, LLC – Common Equity	2,852	2,852
Vanguard Dealer Services, L.L.C. – Subordinated Note	9,850	2,500	9,850	2,500
X5 Opco LLC – Revolving Loan	—	—	500	500

Total	$23,952	$9,816	$30,600	$10,150

Additional detail for each of the commitments above is provided in the Company’s consolidated schedules of investments.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	In connection with the Formation Transactions, Fund I terminated its management services agreement with Fidus Capital, LLC and we entered into the Investment Advisory Agreement with Fidus Investment Advisors, LLC, as our investment advisor. The investment professionals of Fidus Investment Advisors, LLC were also the investment professionals of Fidus Capital, LLC. We entered into the Investment Advisory Agreement with Fidus Investment Advisors, LLC to manage our day-to-day operating and investing activities. We pay our investment advisor a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. See Note 5 to our consolidated financial statements.

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

While we may co-invest with investment entities managed by our investment advisor or its affiliates, to the extent permitted by the 1940 Act and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investment. As a result, on January 27, 2016, we filed an exemptive application with the SEC to permit us to co-invest with funds or entities managed by our investment adviser in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. Any such order, if granted by the SEC, will be subject to certain terms and conditions. Furthermore, there is no assurance when, or if, this application for exemptive relief will be granted by the SEC.

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

Recent Developments

On July 18, 2016, we invested $17.3 million in subordinated notes and common equity of Rohrer Corporation, a manufacturer of high visibility, graphically intensive packaging for consumer products.

On July 21, 2016, we exited our debt and equity investments in Paramount Building Solutions, LLC. We recognized a loss of approximately $12.0 million on our subordinated notes, equity and warrant investments, which had a fair value of $0.0 million as of June 30, 2016.

On July 25, 2016, we exited our debt and equity investments in National Truck Protection Co., Inc. We received payment in full on our senior secured loan, including a prepayment penalty, and recognized a gain of approximately $1.0 million on our equity investment.

On July 26, 2016, we exited our debt investment in Carlson Systems Holdings, Inc. (“Carlson”). We received payment in full on our subordinated notes, including a prepayment penalty. Additionally, we received a distribution from our equity investment in Carlson related to the sale of its operations, which resulted in a realized gain of approximately $4.0 million.

On August 1, 2016, the board of directors declared a regular quarterly dividend of $0.39 per share, which is payable on September 23, 2016 to stockholders of record as of September 9, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. As of June 30, 2016 and December 31, 2015, one debt investment bore interest at a variable rate, which represented $8.5 million and $8.9 million of our portfolio on a fair value basis, respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Assuming that the consolidated statements of assets and liabilities as of June 30, 2016 and December 31, 2015 were to remain constant, a hypothetical 100 basis point change in interest rates would not have a material effect on our level of interest income from debt investments. Our pooled SBA debentures bear interest at fixed rates. Our Credit Facility bears interest, subject to our election, on a per annum basis equal to (i) the alternate base rate plus 2.5% or (ii) the applicable LIBOR, which varies depending on the period of the borrowing under the Credit Facility, plus 3.5%. The alternate base rate is equal to the greater of (i) prime rate, (ii) the federal funds rate plus 0.5% or (iii) the three-month LIBOR plus 1.0%.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have an open market stock repurchase program (the “Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. Unless extended by our board of directors, we expect that the Program will be in effect until January 22, 2017, or until the approved dollar amount has been used to repurchase shares. The Program does not require us to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Program. The Program may be suspended, extended, modified or discontinued at any time. We did not make any repurchases of common stock during the three or six months ended June 30, 2016 or 2015.

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

FIDUS INVESTMENT CORPORATION

Date: August 4, 2016	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2016	/s/ SHELBY E. SHERARD
Shelby E. Sherard
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.