Form 10-Q
period 2016-09-30
FIDUS INVESTMENT Corp
filed 2016-11-03
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, the Registrant had outstanding 19,212,425 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	September 30, 2016 (unaudited)	December 31, 2015
ASSETS
Investments, at fair value
Control investments (cost: $0 and $12,042, respectively)	$—	$618
Affiliate investments (cost: $105,004 and $105,930, respectively)	119,101	111,846
Non-control/non-affiliate investments (cost: $354,052 and $330,366, respectively)	350,956	330,805

Total investments, at fair value (cost: $459,056 and $448,338, respectively)	470,057	443,269
Cash and cash equivalents	42,165	31,657
Interest receivable	4,300	4,520
Prepaid expenses and other assets	1,051	1,222

Total assets	$517,573	$480,668

LIABILITIES
SBA debentures, net of deferred financing costs (Note 6)	$209,943	$209,394
Borrowings under credit facility, net of deferred financing costs (Note 6)	(549)	14,734
Accrued interest and fees payable	731	2,840
Due to affiliates	7,780	5,762
Taxes payable	205	400
Accounts payable and other liabilities	117	176

Total liabilities	218,227	233,306

Commitments and contingencies (Note 7)
NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 19,212,425 and 16,300,732 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively)	19	16
Additional paid-in capital	290,543	246,307
Undistributed net investment income	11,465	13,887
Accumulated net realized (loss) gain on investments, net of taxes and distributions	(13,827)	(6,145)
Accumulated net unrealized (depreciation) appreciation on investments	11,146	(6,703)

Total net assets	299,346	247,362

Total liabilities and net assets	$517,573	$480,668

Net asset value per common share	$15.58	$15.17

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

(in thousands, except shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investment Income:
Interest income
Control investments	$—	$—	$—	$220
Affiliate investments	2,476	2,668	8,083	7,509
Non-control/non-affiliate investments	9,730	10,080	30,367	29,058

Total interest income	12,206	12,748	38,450	36,787
Dividend income
Affiliate investments	201	262	857	336
Non-control/non-affiliate investments	728	236	1,063	457

Total dividend income	929	498	1,920	793
Fee income
Control investments	—	(10)	—	—
Affiliate investments	266	143	279	301
Non-control/non-affiliate investments	987	155	2,199	1,257

Total fee income	1,253	288	2,478	1,558
Interest on idle funds and other income	43	23	106	56

Total investment income	14,431	13,557	42,954	39,194

Expenses:
Interest and financing expenses	2,648	2,388	7,902	6,821
Base management fee	2,055	1,920	6,043	5,575
Incentive fee	2,142	1,366	7,212	4,522
Administrative service expenses	356	362	1,044	1,077
Professional fees	226	230	961	889
Other general and administrative expenses	246	227	963	983

Total expenses	7,673	6,493	24,125	19,867

Net investment income before income taxes	6,758	7,064	18,829	19,327
Income tax provision (benefit)	23	14	69	(9)

Net investment income	6,735	7,050	18,760	19,318

Net realized and unrealized gains (losses) on investments:
Net realized gains (losses) on control investments	(12,041)	—	(12,041)	—
Net realized gains (losses) on affiliates investments	—	1,531	458	1,531
Net realized gains (losses) on non-control/non-affiliate investments	6,083	86	5,885	5,363
Net change in unrealized appreciation (depreciation) on investments	7,817	(3,234)	16,070	(8,124)
Income tax benefit (provision) from realized gains on investments	—	54	(205)	54

Net gain (loss) on investments	1,859	(1,563)	10,167	(1,176)

Net increase in net assets resulting from operations	$8,594	$5,487	$28,927	$18,142

Per common share data:
Net investment income per share-basic and diluted	$0.35	$0.43	$1.06	$1.19

Net increase in net assets resulting from operation per share — basic and diluted	$0.45	$0.34	$1.64	$1.12

Dividends declared per share	$0.39	$0.39	$1.17	$1.17

Weighted average number of shares outstanding — basic and diluted	19,201,024	16,268,328	17,616,540	16,172,454

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except shares)

	Common Stock
	Number of shares	Par value	Additional paid in capital	Undistributed net investment income	Accumulated net realized (loss) on investments, net of taxes and distributions	Accumulated net unrealized (depreciation) appreciation on investments	Total net assets
Balances at December 31, 2014	16,051,037	$16	$243,008	$12,433	$(15,999)	$3,805	$243,263
Public offerings of common stock, net of expenses	190,623	—	3,170	—	—	—	3,170
Shares issued under dividend reinvestment plan	43,468	—	678	—	—	—	678
Net increase in net assets resulting from operations	—	—	—	19,318	7,369	(8,545)	18,142
Dividends declared	—	—	—	(18,945)	—	—	(18,945)

Balances at September 30, 2015	16,285,128	$16	$246,856	$12,806	$(8,630)	$(4,740)	$246,308

Balances at December 31, 2015	16,300,732	$16	$246,307	$13,887	$(6,145)	$(6,703)	$247,362
Public offerings of common stock, net of expenses (Note 8)	2,875,000	3	43,667	—	—	—	43,670
Shares issued under dividend reinvestment plan	36,693	—	569	—	—	—	569
Net increase in net assets resulting from operations	—	—	—	18,760	(7,682)	17,849	28,927
Dividends declared	—	—	—	(21,182)	—	—	(21,182)

Balances at September 30, 2016	19,212,425	$19	$290,543	$11,465	$(13,827)	$11,146	$299,346

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$28,927	$18,142
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used for) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(16,070)	8,124
Net realized loss (gain) on investments	5,698	(6,894)
Interest and dividend income paid-in-kind	(3,503)	(3,968)
Accretion of original issue discount	(181)	(450)
Accretion of loan origination fees	(843)	(507)
Purchase of investments	(104,379)	(80,127)
Proceeds from sales and repayments of investments	91,936	51,490
Proceeds from loan origination fees	554	445
Amortization of deferred financing costs	824	740
Changes in operating assets and liabilities:
Interest receivable	220	(1,006)
Prepaid expenses and other assets	171	(242)
Accrued interest and fees payable	(2,109)	(1,609)
Due to affiliates	2,018	(198)
Taxes payable	(195)	(328)
Accounts payable and other liabilities	(59)	(75)

Net cash provided by (used for) operating activities	3,009	(16,463)

Cash Flows from Financing Activities:
Proceeds from stock offerings, net of expenses	43,670	3,170
Proceeds received from SBA debentures	500	16,700
Net (repayments of) proceeds received from borrowings under credit facility	(15,500)	4,500
Payment of deferred financing costs	(558)	(1,250)
Dividends paid to stockholders, including expenses	(20,613)	(18,267)

Net cash provided by (used for) financing activities	7,499	4,853

Net increase (decrease) in cash and cash equivalents	10,508	(11,610)
Cash and cash equivalents:
Beginning of period	31,657	29,318

End of period	$42,165	$17,708

Supplemental disclosure of cash flow information:
Cash payments for interest	$9,187	$7,690
Cash payments for taxes, net of tax refunds received	$469	$283
Non-cash financing activities:
Shares issued under dividend reinvestment plan	$569	$680

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

September 30, 2016

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Aerospace & Defense Manufacturing
FDS Avionics Corp.
(dba Flight Display Systems)
Subordinated Note	12.3%/0.0%	4/1/2020	$5,200	$5,183	$4,214
Common Equity (200 units) (i)				2,000	386

				7,183	4,600	2%

Lightning Diversion Systems, LLC
Senior Secured Loan (j)	10.5%/0.0%	9/16/2021	21,204	21,111	21,205
Revolving Loan ($250 commitment) (h)	10.5%/0.0%	9/16/2021	—	(1)	(1)
Common Equity (600,000 units)				—	2,347

				21,110	23,551	8%

Malabar International (k)
Subordinated Note (j)	11.3%/2.0%	11/13/2021	7,578	7,568	7,578
Preferred Equity (1,494 shares) (f)	6.0%/0.0%	5/12/2022		1,996	4,302

				9,564	11,880	4%

Simplex Manufacturing Co.
Subordinated Note	14.0%/0.0%	12/9/2016	4,050	4,050	4,050
Warrant (27 shares)				928	2,874

				4,978	6,924	2%

Steward Holding LLC (k)
(dba Steward Advanced Materials)
Subordinated Note	12.0%/2.3%	5/12/2021	7,141	7,111	7,141
Common Equity (1,000,000 units)				1,000	789

				8,111	7,930	3%

Apparel Distribution
Jacob Ash Holdings, Inc.
Subordinated Note (j)	13.0%/4.0%	6/30/2018	4,000	3,996	4,000
Subordinated Note	13.0%/0.0%	6/30/2018	778	773	755
Preferred Equity (66,138 shares) (f)	0.0%/15.0%	6/30/2018		1,031	905
Warrant (63,492 shares)				67	—

				5,867	5,660	2%

Building Products Manufacturing
SES Investors, LLC (k)
(dba SES Foam)
Revolving Loan ($1,500 commitment) (i)	6.0%/0.0%	3/8/2022	500	493	493
Senior Secured Loan	11.0%/0.0%	3/8/2022	10,500	10,448	10,448
Common Equity (6,000 units) (g)(i)				600	600

				11,541	11,541	4%

The Wolf Organization, LLC
Common Equity (175 shares)				1,750	3,764	1%

US GreenFiber, LLC
Subordinated Note (j)	12.5%/0.0%	1/2/2019	14,000	13,964	14,000
Common Equity (1,667 units) (g)(i)				500	655

				14,464	14,655	5%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2016

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Business Services
Inflexxion, Inc. (k)
Senior Secured Loan	7.0%/6.0%	12/16/2019	$4,133	$4,118	$3,448
Revolving Loan ($500 commitment) (i)	7.0%/6.0%	12/16/2019	157	154	131
Preferred Equity (252,046 units)				252	140
Preferred Equity (308,987 units)				309	172
Preferred Equity (1,400 units)				1,400	—

				6,233	3,891	1%

Plymouth Rock Energy, LLC
Senior Secured Loan	11.8%/0.0%	5/14/2017	6,000	5,992	6,000	2%

Vanguard Dealer Services, L.L.C.
Subordinated Note	12.3%/0.0%	1/30/2021	11,450	11,402	11,450
Common Equity (6,000 shares)				600	908

				12,002	12,358	4%

Capital Equipment Manufacturing
Thermoforming Technology Group LLC
Subordinated Note	12.5%/0.0%	9/14/2021	14,700	14,633	14,699
Common Equity (3,500 units) (g)(i)				350	350

				14,983	15,049	5%

Commercial Cleaning
Premium Franchise Brands, LLC
Preferred Equity (1,054,619 shares)				832	1,885	1%

Component Manufacturing
Channel Technologies Group, LLC
Preferred Equity (612 units) (g)(i)				875	—
Common Equity (612,432 units) (g)(i)				—	—

				875	—	0%

Hilco Plastics Holdings, LLC
(dba Hilco Technologies)
Subordinated Note	11.5%/1.0%	7/15/2022	8,002	7,962	7,962
Common Equity (72,507 units) (g)(i)				500	500

				8,462	8,462	3%

Toledo Molding & Die, Inc.
Subordinated Note (i)	10.5%/0.0%	12/18/2018	10,000	9,917	10,000	3%

Consumer Products
Grindmaster Corporation
Subordinated Note	11.5%/0.0%	10/31/2019	10,500	10,472	10,500	4%

World Wide Packaging, LLC (k)
Subordinated Note (i)	12.0%/1.0%	10/26/2018	10,343	10,324	10,343
Common Equity (1,517,573 units) (g)(i)				1,518	3,631

				11,842	13,974	5%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2016

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Electronic Components Supplier
Apex Microtechnology, Inc. (k)
Warrant (2,293 shares)				$220	$376
Common Equity (11,690 shares)				1,169	2,034

				1,389	2,410	1%

Healthcare Products
Allied 100 Group, Inc.
Subordinated Note (j)	11.5%/0.0%	5/26/2020	$13,000	12,957	13,000
Common Equity (1,250,000 units) (i)				1,250	1,109

				14,207	14,109	5%

Anatrace Products, LLC
Subordinated Note	13.0%/1.3%	6/23/2021	6,500	6,483	6,500
Common Equity (360,000 shares) (i)				—	218

				6,483	6,718	2%

MedPlast, LLC
Subordinated Note (i)	11.0%/1.5%	3/31/2019	10,455	10,420	10,455
Preferred Equity (188 shares) (f)(i)	0.0%/8.0%	3/31/2019		236	237
Common Equity (3,728 shares) (i)				61	203

				10,717	10,895	4%

OMC Investors, LLC
(dba Ohio Medical Corporation)
Subordinated Note	12.0%/0.0%	7/15/2021	10,000	9,913	10,000
Common Equity (5,000 shares)				500	444

				10,413	10,444	3%

Pfanstiehl, Inc. (k)
Subordinated Note	10.5%/0.0%	9/29/2018	6,208	6,187	6,208
Common Equity (8,500 units) (i)				850	11,083

				7,037	17,291	6%

Six Month Smiles Holdings, Inc.
Subordinated Note (i)	12.0%/1.8%	7/31/2020	8,340	8,315	7,762	3%

Healthcare Services
Medsurant Holdings, LLC (k)
Subordinated Note	12.3%/0.0%	6/18/2021	6,267	6,219	6,267
Preferred Equity (126,662 units) (g)				1,346	1,567
Warrant (505,176 units) (g)				4,516	5,425

				12,081	13,259	4%

Microbiology Research Associates, Inc. (k)
Subordinated Note	11.0%/1.5%	3/13/2022	8,506	8,483	8,506
Common Equity (1,000,000 units) (i)				1,939	2,157

				10,422	10,663	4%

Oaktree Medical Centre, P.C.
(dba Pain Management Associates)
Senior Secured Loan (i)	11.5%/0.0%	1/1/2018	571	606	616
Senior Secured Loan (i)	7.0%/12.0%	1/1/2018	5,898	6,163	5,373
Revolving Loan ($2,500 commitment) (i)	11.5%/0.0%	1/1/2018	2,500	2,518	2,594

				9,287	8,583	3%

United Biologics, LLC
Subordinated Note	12.0%/2.0%	3/5/2017	8,653	8,590	8,653
Preferred Equity (98,377 units) (g)(i)				1,069	116
Warrant (57,469 units)				566	414

				10,225	9,183	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2016

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Industrial Cleaning & Coatings
K2 Industrial Services, Inc.
Subordinated Note	11.8%/2.8%	5/23/2017	$17,490	$17,476	$17,490
Common Equity (1,673 shares)				1,268	709

				18,744	18,199	6%

Information Technology Services
FTH Acquisition Corp. VII
Subordinated Note	13.0%/0.0%	3/9/2017	8,221	8,221	8,152
Preferred Equity (887,122 shares)				887	444

				9,108	8,596	3%

inthinc Technology Solutions, Inc.
Subordinate Note ($5,000 commitment)	12.5%/0.0%	4/24/2020	4,000	3,983	3,552
Subordinated Note	0.0%/12.5%	4/24/2020	1,141	993	784
Royalty Rights		4/24/2020		185	216

				5,161	4,552	2%

Laundry Services
Caldwell & Gregory, LLC
Subordinated Note	11.5%/1.0%	11/30/2018	1,551	1,539	1,551
Subordinated Note	0.0%/12.0%	5/31/2019	4,450	4,313	4,450
Common Equity (500,000 units) (g)				500	599
Warrant (242,121 units) (g)				242	290

				6,594	6,890	2%

Oil & Gas Services
IOS Acquisitions, Inc. (m)
Common Equity (2,152 units) (i)				103	17	0%

Pinnergy, Ltd.
Subordinated Note (j)(l)	10.5%/1.8%	1/24/2020	20,089	20,035	10,001	3%

Packaging
Rohrer Corporation
Subordinated Note (j)	11.0%/1.5%	1/18/2022	16,551	16,472	16,472
Common Equity (389 shares)				750	750

				17,222	17,222	6%

Printing Services
Brook & Whittle Limited
Subordinated Note	12.0%/4.8%	6/30/2017	7,936	7,936	8,093
Subordinated Note	12.0%/2.0%	6/30/2017	2,330	2,330	2,330
Warrant (1,161 shares)				285	124
Common Equity - Series A (148 shares)				109	18
Common Equity - Series D (527 shares)				52	117

				10,712	10,682	4%

Promotional Products
Hub Acquisition Sub, LLC
(dba Hub Pen)
Subordinated Note (j)	12.3%/0.0%	9/23/2021	11,350	11,299	11,350
Common Equity (7,500 units)				750	869

				12,049	12,219	4%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2016

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Restaurants
ACFP Management, Inc. (m)
Common Equity (1,000,000 units) (i)				$—	$—	0%

Cardboard Box LLC
(dba Anthony’s Coal Fired Pizza)
Common Equity (521,021 units) (i)				520	439	0%

Restaurant Finance Co, LLC
Senior Secured Loan (j)	12.0%/4.0%	7/31/2020	$9,062	9,033	9,062	3%

Retail
EBL, LLC (EbLens)
Common Equity (750,000 units) (g)(i)				750	1,880	1%

Safety Products Manufacturing
Safety Products Group, LLC (k)(m)
Preferred Equity (749 units) (g)(i)				—	22
Common Equity (676 units) ($2,852 commitment) (g)(i)				—	—

				—	22	0%

Specialty Chemicals
FAR Research Inc. (k)
Senior Secured Loan (j)	11.8%/1.0%	3/31/2019	7,253	7,233	7,196
Revolving Loan ($1,750 commitment) (i)	11.8%/1.0%	3/31/2019	138	133	136
Common Equity (10 units)				1,000	351

				8,366	7,683	3%

Specialty Cracker Manufacturing
Westminster Cracker Company, Inc. (k)(m)
Common Equity (1,307,262 units)				—	191	0%

Specialty Distribution
Carlson Systems Holdings, Inc. (n)
Common Equity (15,000 units) (i)				—	163

				—	163	0%

Virginia Tile Company, LLC
Subordinated Note (j)	12.3%/0.0%	10/1/2021	12,000	11,959	12,000
Common Equity (20 shares)				250	850

				12,209	12,850	4%

Transportation Services
Cavallo Bus Lines Holdings, LLC
Subordinated Note	12.0%/3.0%	4/26/2021	8,250	8,216	8,250	3%

US Pack Logistics LLC
Subordinated Note	12.0%/1.8%	9/27/2020	10,437	10,400	10,437
Common Equity (5,357 units) (g)(i)				583	544

				10,983	10,981	4%

Worldwide Express Operations, LLC
Subordinated Note	11.5%/1.0%	8/1/2020	17,425	17,317	17,425
Common Equity (2,500,000 units) (g)(i)				2,500	6,081

				19,817	23,506	8%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2016

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Utility Equipment Manufacturing
Mirage Trailers LLC (k)
Senior Secured Loan (j)(e)	12.5%/0.0%	11/25/2020	$8,339	$8,264	$8,339
Common Equity (2,500,000 shares)				2,479	2,669

				10,743	11,008	4%

Trantech Radiator Products, Inc. (k)
Subordinated Note (i)	12.0%/1.8%	5/4/2017	6,994	6,987	6,994
Common Equity (6,875 shares) (i)				688	364

				7,675	7,358	2%

Vending Equipment Manufacturing
Ice House America, LLC
Subordinated Note (i)	12.0%/3.0%	1/1/2020	4,205	4,046	4,205
Warrant (1,957,895 units) (g)(i)				216	140

				4,262	4,345	1%

Total Investments				$459,056	$470,057	157%

(a)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(b)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(c)	All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.
(d)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of September 30, 2016. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
(e)	The investment bears interest at a variable rate that is determined by reference to one-month LIBOR, which is reset monthly. The interest rate is set as one-month LIBOR + 11.5% and is subject to a 12.5% interest rate floor. The Company has provided the interest rate in effect as of September 30, 2016.
(f)	Income producing. Maturity date, if any, represents mandatory redemption date.
(g)	Investment is held by a wholly-owned subsidiary of the Company.
(h)	The entire commitment was unfunded at September 30, 2016. As such, no interest is being earned on this investment.
(i)	Investment pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(j)	The portion of the investment not held by the Funds is pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(k)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company. Transactions in which the issuer was an Affiliated Person are detailed in Note 3 to the consolidated financial statements.
(l)	Investment was on non-accrual status as of September 30, 2016, meaning the Company has ceased recognizing interest income on the investment.
(m)	Investment in portfolio company that has sold its operations and is in the process of winding down.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax provision, if any. There were no material uncertain income tax positions at September 30, 2016 and December 31, 2015. The 2013 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Earnings and net asset value per share: The earnings per share calculations for the three months ended September 30, 2016 and 2015, as well as the nine months ended September 30, 2016 and 2015, are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Stock repurchase plan: The Company has an open market stock repurchase program (the “Program”) under which the Company may acquire up to $5.0 million of its outstanding common stock. Under the Program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by Fidus’ management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. Unless extended by the Board, the Company expected that the Program would have been in effect until January 22, 2017, or until the approved dollar amount has been used to repurchase shares. On November 1, 2016, the Board extended the Program through December 31, 2017. The Program does not require the Company to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Program. The Program may be suspended, extended, modified or discontinued at any time. The Company did not make any repurchases of common stock during the nine months ended September 30, 2016 or 2015.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact this ASU will have on the Company’s consolidated financial position or disclosures.

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

As of September 30, 2016, the Company had active investments in 49 portfolio companies and residual investments in five portfolio companies that have sold their underlying operations. The aggregate fair value of the total portfolio was $470,057 and the weighted average effective yield on the Company’s debt investments was 13.1% as of such date. As of September 30, 2016, the Company held equity investments in 85.2% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 7.7%. As of December 31, 2015, the Company had active investments in 50 portfolio companies and residual investments in three portfolio companies that have sold their underlying operations. The aggregate fair value of the total portfolio was $443,269 and the weighted average effective yield on the Company’s debt investments of 13.3% as of such date. As of December 31, 2015, the Company held equity investments in 83.0% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 8.3%. The weighted average yields were computed using the effective interest rates for debt investments at cost as of September 30, 2016 and December 31, 2015, including accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any.

Purchases of debt and equity investments for the nine months ended September 30, 2016 and 2015, totaled $104,379 and $80,127, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the nine months ended September 30, 2016, and 2015 totaled $91,936 and $51,490, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	September 30, 2016		December 31, 2015		September 30, 2016		December 31, 2015
Subordinated notes	$327,579	69.7%	$300,467	67.8%	$338,444	73.8%	$309,899	69.2%
Senior secured loans	75,040	16.0	88,485	20.0	76,265	16.6	88,505	19.7
Equity	57,579	12.2	44,899	10.1	37,122	8.1	42,651	9.5
Warrants	9,643	2.1	9,233	2.1	7,040	1.5	7,098	1.6
Royalty rights	216	—	185	—	185	—	185	—

Total	$470,057	100.0%	$443,269	100.0%	$459,056	100.0%	$448,338	100.0%

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

All investments made by the Company as of September 30, 2016 and December 31, 2015 were made in portfolio companies headquartered in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	September 30, 2016		December 31, 2015		September 30, 2016		December 31, 2015
Midwest	$138,757	29.5%	$119,291	26.8%	$127,893	27.8%	$116,015	25.9%
Southeast	102,544	21.8	107,975	24.4	116,045	25.3	113,430	25.3
Northeast	100,025	21.3	93,430	21.1	96,917	21.1	92,492	20.6
West	82,069	17.5	84,648	19.1	75,229	16.4	77,028	17.2
Southwest	46,662	9.9	37,925	8.6	42,972	9.4	49,373	11.0

Total	$470,057	100.0%	$443,269	100.0%	$459,056	100.0%	$448,338	100.0%

As of September 30, 2016 and December 31, 2015, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio. As of September 30, 2016, the Company had debt investments in one portfolio company on non-accrual status, which had an aggregate cost and fair value of $20,035 and $10,001, respectively, as of such date. As of December 31, 2015, the Company had debt investments in one portfolio company on non-accrual status, which had an aggregate cost and fair value of $5,203 and $618, respectively, as of such date.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Schedule 12-14. Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of control and affiliate investments as of December 31, 2015 and any gross additions and reductions made to such investments, as well as the ending fair value as of September 30, 2016.

Portfolio Company (1)	Credited to Income(2)	December 31, 2015 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2016 Fair Value
Control Investments
Paramount Building Solutions, LLC
Subordinated Note	$—	$618	$7	$625	$—
Subordinated Note	—	—	275	275	—
Subordinated Note	—	—	1,376	1,376	—
Subordinated Note	—	—	2,927	2,927	—
Warrant	—	—	—	—	—
Preferred Equity	—	—	5,339	5,339	—
Common Equity	—	—	1,500	1,500	—

	—	618	11,424	12,042	—

Total Control Investments	$—	$618	$11,424	$12,042	$—

Affiliate Investments
Apex Microtechnology, Inc.
Warrant	$5	$274	$102	$—	$376
Common Equity	67	1,425	609	—	2,034

	72	1,699	711	—	2,410
FAR Research Inc.
Senior Secured Loan	702	7,448	60	312	7,196
Revolving Loan	20	136	2	2	136
Common Equity	—	161	190	—	351

	722	7,745	252	314	7,683
Inflexxion, Inc.
Senior Secured Loan	400	3,470	187	209	3,448
Revolving Loan	18	132	8	9	131
Preferred Equity	—	—	252	112	140
Preferred Equity	—	—	309	137	172
Preferred Equity	—	—	—	—	—

	418	3,602	756	467	3,891
Malabar International
Subordinated Note	809	7,450	133	5	7,578
Preferred Equity	91	4,808	—	506	4,302

	900	12,258	133	511	11,880
Medsurant Holdings, LLC
Subordinated Note	592	6,211	56	—	6,267
Preferred Equity	—	1,515	52	—	1,567
Warrant	—	5,237	188	—	5,425

	592	12,963	296	—	13,259

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Portfolio Company (1)	Credited to Income(2)	December 31, 2015 Fair Value	Gross Additions(3)	Gross Reductions(4)	September 30, 2016 Fair Value
Microbiology Research Associates, Inc.
Senior Secured Loan	$190	$3,750	$16	$3,766	$—
Revolving Loan	4	—	2	2	—
Subordinated Note	602	6,250	2,260	4	8,506
Common Equity	—	1,444	939	226	2,157

	796	11,444	3,217	3,998	10,663
Mirage Trailers LLC
Senior Secured Loan	839	8,912	88	661	8,339
Common Equity	116	2,475	194	—	2,669

	955	11,387	282	661	11,008
Pfanstiehl, Inc.
Subordinated Note	582	6,208	8	8	6,208
Common Equity	90	4,280	6,803	—	11,083

	672	10,488	6,811	8	17,291
Safety Products Group, LLC
Subordinated Note	652	10,000	26	10,026	—
Preferred Equity	159	834	—	812	22
Common Equity	—	—	1	1	—

	811	10,834	27	10,839	22
SES Investors, LLC (dba SES Foam)
Revolving Loan	25	—	493	—	493
Senior Secured Loan	229	—	10,448	—	10,448
Common Equity	—	—	600	—	600

	254	—	11,541	—	11,541
Steward Holding LLC (dba Steward Advanced Materials)
Subordinated Note	760	6,987	154	—	7,141
Common Equity	—	1,000	—	211	789

	760	7,987	154	211	7,930
Trantech Radiator Products, Inc.
Subordinated Note	913	8,494	5	1,505	6,994
Common Equity	—	434	—	70	364

	913	8,928	5	1,575	7,358
Westminster Cracker Company, Inc.
Common Equity	54	191	—	—	191

	54	191	—	—	191
World Wide Packaging, LLC
Subordinated Note	1,024	10,277	85	19	10,343
Common Equity	276	2,043	1,588	—	3,631

	1,300	12,320	1,673	19	13,974

Total Affiliate Investments	$9,219	$111,846	$25,858	$18,603	$119,101

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

(1)	The principal amount, the ownership detail for equity investments, and if the investment is income producing is shown in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees or dividends included in 2016 income for the portion of the nine months ended September 30, 2016 that an investment was included in Control or Affiliate categories.
(3)	Gross additions include increases in the cost basis of investments resulting from a new portfolio investment, follow on investments, accrued PIK interest or dividends, and accretion of OID and loan origination fees. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation, as well as the movement of an existing portfolio company into this category and out of a different category.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments, if any. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.

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

•

the Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result it is not in the Company’s stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where the Company determines that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. The Board consulted with the independent valuation firm(s) in arriving at the Company’s determination of fair value for 13 and 16 of its portfolio company investments representing 27.7% and 43.0% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended September 30, 2016 and December 31, 2015, respectively) as of September 30, 2016 and December 31, 2015, respectively.

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

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the nine months ended September 30, 2016 and 2015.

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2016 and 2015:

	Subordinated Notes	Senior Secured Loans	Equity	Warrants	Royalty Rights	Total
Balance, December 31, 2014	$273,711	$74,286	$42,886	$5,472	$—	$396,355
Net realized gains (losses) on investments	—	—	6,894	—	—	6,894
Net change in unrealized (depreciation) appreciation on investments	(8,330)	727	(2,670)	2,149	—	(8,124)
Purchase of investments	55,986	18,451	5,474	216	—	80,127
Proceeds from sales and repayments of investments	(36,869)	(5,544)	(9,077)	—	—	(51,490)
Interest and dividend income paid-in-kind	3,232	604	132	—	—	3,968
Proceeds from loan origination fees	(281)	(164)	—	—	—	(445)
Accretion of loan origination fees	352	153	2	—	—	507
Accretion of original issue discount	441	7	2	—	—	450

Balance, September 30, 2015	$288,242	$88,520	$43,643	$7,837	$—	$428,242

Balance, December 31, 2015	$300,467	$88,485	$44,899	$9,233	$185	$443,269
Net realized gains (losses) on investments	(5,202)	—	(221)	(275)	—	(5,698)
Net change in unrealized (depreciation) appreciation on investments	(1,433)	(1,205)	18,209	468	31	16,070
Purchase of investments	71,400	27,764	4,997	218	—	104,379
Proceeds from sales and repayments of investments	(40,315)	(41,188)	(10,432)	(1)	—	(91,936)
Interest and dividend income paid-in-kind	2,496	887	120	—	—	3,503
Proceeds from loan origination fees	(412)	(143)	1	—	—	(554)
Accretion of loan origination fees	398	440	5	—	—	843
Accretion of original issue discount	180	—	1	—	—	181

Balance, September 30, 2016	$327,579	$75,040	$57,579	$9,643	$216	$470,057

Net change in unrealized (depreciation) appreciation of $(3,160) and $3,945 for the three and nine months ended September 30, 2016, respectively, was attributable to Level 3 investments held at September 30, 2016. Net change in unrealized (depreciation) of $(3,140) and $(3,958) for the three and nine months ended September 30, 2015, respectively, were attributable to Level 3 investments held at September 30, 2015.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of September 30, 2016 and December 31, 2015. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at September 30, 2016	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Subordinated notes	$317,578	Discounted cash flow	Weighted average cost of capital	10.9% - 21.4% (13.5%)
	10,001	Enterprise value	Asset coverage	33.5% - 95.0% (83.1%)
Senior secured loans	66,457	Discounted cash flow	Weighted average cost of capital	10.9% - 21.0% (11.5%)
	8,583	Enterprise value	Asset coverage	50.0% - 70.7% (56.7%)
Equity investments:
Equity	57,267	Enterprise value	EBITDA multiples	5.0x – 12.0x (7.5x)
	312	Enterprise value	Revenue multiples	0.70x – 0.70x (0.70x)
Warrants	9,643	Enterprise value	EBITDA multiples	5.5x – 9.5x (6.7x)
Royalty rights	216	Discounted cash flow	Weighted average cost of capital	22.0% - 27.0% (24.5%)

	Fair Value at December 31, 2015	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:				10.9% - 21.9% (14.2%)
Subordinated notes	$299,849	Discounted cash flow	Weighted average cost of capital	10.9% - 22.8% (14.8%)
	618	Enterprise value	EBITDA multiples	5.5x – 5.5x (5.5x)
Senior secured loans	88,485	Discounted cash flow	Weighted average cost of capital	6.1% - 23.2% (14.1%)
Equity investments:
Equity	44,899	Enterprise value	EBITDA multiples	3.8x – 13.1x (7.3x)
Warrants	9,233	Enterprise value	EBITDA multiples	5.0x – 9.5x (6.7x)
Royalty rights	185	Discounted cash flow	Weighted average cost of capital	22.0% - 27.0% (27.0%)

The significant unobservable input used in determining the fair value under the discounted cash flow technique is the weighted average cost of capital of each security. Significant increases (or decreases) in this input would likely result in a significantly lower (or higher) fair value estimate.

The significant unobservable inputs used in determining fair value under the enterprise value technique are revenue and EBITDA multiples, as well as asset coverage. Significant increases (or decreases) in these inputs could result in significantly higher (or lower) fair value estimates.

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such instruments. The fair value of borrowings under the Credit Facility (as defined in Note 6) are based on a market yield approach and current interest rates, which are level 3 inputs to the market yield model, and is estimated to be $15,500 as of December 31, 2015, which is the same as the Company’s carrying value of the borrowings. There were no borrowings outstanding under the Credit Facility as of September 30, 2016. The fair value of SBA debentures is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of September 30, 2016 and December 31, 2015, the fair value of the Company’s SBA debentures using Level 3 inputs is estimated at $214,000 and $213,500, respectively, which is the same as the Company’s carrying value of the debentures.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement for the three months ended September 30, 2016 and 2015 totaled $2,055, and $1,920, respectively. The base management fee under the Investment Advisory Agreement for the nine months ended September 30, 2016 and 2015 totaled $6,043, and $5,575, respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee for the three months ended September 30, 2016 and 2015 totaled $1,770 and $1,679, respectively. The income incentive fee for the nine months ended September 30, 2016 and 2015 totaled $5,178 and $4,758, respectively.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Formation Transactions, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee to be paid for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of both September 30, 2016 and December 31, 2015, the capital gains incentive fee payable was $0. The aggregate amount of capital gains incentive fees paid from the IPO through September 30, 2016 is $348.

In addition, the Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation). During the three and nine months ended September 30, 2016, the Company accrued capital gains incentive fees of $372 and $2,034, respectively. During the three and nine months ended September 30, 2015, the Company reversed previously accrued capital gains incentive fees of $313 and $236, respectively.

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

Administration Agreement: Concurrent with the Formation Transactions, the Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 2, 2016, the Board approved the renewal of the Administrative Agreement through June 20, 2017. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides it clerical, bookkeeping and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies to which the Company is required to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies. Under the Administration Agreement, administrative expenses for services provided for the three months ended September 30, 2016, and 2015 totaled $356 and $362, respectively. Under the Administration Agreement, administrative expenses for services provided for the nine months ended September 30, 2016, and 2015 totaled $1,044 and $1,077, respectively. Accrued administrative expenses are reported in the due to affiliates line on the consolidated statements of assets and liabilities.

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

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of September 30, 2016 and December 31, 2015, the Company was in compliance in all material respect with the terms of the Credit Facility.

As of September 30, 2016 and December 31, 2015, the Company had outstanding borrowings under the Credit Facility of $0 and $15,500, respectively. For the three months ended September 30, 2016 and 2015, interest and fees related to the Credit Facility amounted to $128 and $196, respectively, which are included in interest and financing expenses on the consolidated statements of operation. For the nine months ended September 30, 2016 and 2015, interest and fees related to the Credit Facility amounted to $490 and $505, respectively, which are included in interest and financing expenses on the consolidated statements of operation. As of September 30, 2016 and December 31, 2015, accrued interest and fees payable related to the Credit Facility totaled $0 and $101, respectively.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs and such debentures are guaranteed by the SBA. The SBA has made commitments to purchase $275,000 of SBA debentures from the Company on or before September 30, 2020. Unused commitments as of September 30, 2016 and December 31, 2015 were $61,000 and $11,500, respectively. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

As of September 30, 2016 and December 31, 2015, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling Date(1)	Maturity Date	Fixed Interest Rate	September 30, 2016	December 31, 2015
3/26/2008	3/1/2018	6.188%	$24,750	$24,750
9/24/2008	9/1/2018	6.442	11,950	11,950
3/25/2009	3/1/2019	5.337	19,750	19,750
9/23/2009	9/1/2019	4.950	10,000	10,000
3/24/2010	3/1/2020	4.825	13,000	13,000
9/22/2010	9/1/2020	3.932	12,500	12,500
3/29/2011	3/1/2021	4.801	1,550	1,550
9/21/2011	9/1/2021	3.594	3,250	3,250
3/21/2012	3/1/2022	3.483	3,250	3,250
3/21/2012	3/1/2022	3.051	19,000	19,000
9/19/2012	9/1/2022	2.530	11,000	11,000
9/19/2012	9/1/2022	3.049	11,500	11,500
3/27/2013	3/1/2023	3.155	3,000	3,000
9/24/2014	9/1/2024	3.775	1,000	1,000
3/25/2015	3/1/2025	3.321	5,500	5,500
3/25/2015	3/1/2025	3.277	22,500	22,500
9/23/2015	9/1/2025	3.571	16,700	16,700
3/23/2016	3/1/2026	3.267	1,500	1,500
3/23/2016	3/1/2026	3.249	21,800	21,800
9/21/2016	9/1/2026	2.793	500	—

Total outstanding SBA debentures			$214,000	$213,500

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.

Interest on SBA debentures is payable semi-annually on March 1 and September 1. For the three months ended September 30, 2016 and 2015, interest and fees on outstanding SBA debentures amounted to $2,243 and $1,938, respectively, which are

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

included in interest and financing expenses on the consolidated statements of operation. For the nine months ended September 30, 2016 and 2015, interest and fees on outstanding SBA debentures amounted to $6,588 and $5,576, respectively, which are included in interest and financing expenses on the consolidated statements of operation. As of September 30, 2016 and December 31, 2015, accrued interest and fees payable related to the SBA debentures totaled $731 and $2,739, respectively.

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations using the effective interest method, over the term of the respective financing instrument. Deferred financing cost amortization for the three months ended September 30, 2016 and 2015 was $277 and $254, respectively. Deferred financing cost amortization for the nine months ended September 30, 2016 and 2015 was $824 and $740, respectively. Deferred financing costs related to the Credit Facility and SBA debentures as of September 30, 2016 and December 31, 2015, were as follows:

	September 30, 2016			December 31, 2015
	SBA debentures	Credit Facility	Total	SBA debentures	Credit Facility	Total
SBA debenture commitment fees	$2,750	$—	$2,750	$2,250	$—	$2,250
SBA debenture leverage fees	5,190	—	5,190	5,177	—	5,177
Credit Facility upfront fees	—	1,284	1,284	—	1,239	1,239

Subtotal	7,940	1,284	9,224	7,427	1,239	8,666
Less: accumulated amortization	(3,883)	(735)	(4,618)	(3,321)	(473)	(3,794)

Unamortized deferred financing costs	$4,057	$549	$4,606	$4,106	$766	$4,872

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures and Credit Facility liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
	SBA debentures	Credit Facility	Total	SBA debentures	Credit Facility	Total
Outstanding debt	$214,000	$—	$214,000	$213,500	$15,500	$229,000
Less: unamortized deferred financing costs	(4,057)	(549)	(4,606)	(4,106)	(766)	(4,872)

Debt, net of deferred financing costs	$209,943	$(549)	$209,394	$209,394	$14,734	$224,128

The weighted average interest rate for all SBA debentures and borrowings outstanding under the Credit Facility as of September 30, 2016 and December 31, 2015 was 4.2 % and 4.0%, respectively.

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to fund various undrawn revolving loans, other credit facilities and capital commitments totaling $7,066 and $10,150 as of September 30, 2016 and December 31, 2015, respectively. Such outstanding commitments are summarized in the following table:

	September 30, 2016		December 31, 2015
Portfolio Company - Investment	Total Commitment	Unfunded Commitment	Total Commitment	Unfunded Commitment
FAR Research Inc. – Revolving Loan	$1,750	$1,614	$1,750	$1,614
Inflexxion, Inc. – Revolving Loan	500	350	1,000	850
inthinc Technology Solutions, Inc. – Subordinated Note	5,000	1,000	5,000	1,000
Lightning Diversion Systems, LLC – Revolving Loan	250	250	1,000	1,000
Microbiology Research Associates, Inc. – Revolving Loan	—	—	500	500
Oaktree Medical Centre, P.C. – Revolving Loan	2,500	—	500	250
Restaurant Finance Co, LLC – Senior Secured Loan	—	—	10,500	1,936
Safety Products Group, LLC – Common Equity	2,852	2,852	—	—
SES Investors, LLC – Revolving Loan	$1,500	$1,000	$—	$—
Vanguard Dealer Services, L.L.C. – Subordinated Note	—	—	9,850	2,500
X5 Opco LLC – Revolving Loan	—	—	500	500

Total	$14,352	$7,066	$30,600	$10,150

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

On August 21, 2014, the Company entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which the Company could sell, by means of at-the-market offerings from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50,000 (the “ATM Program”). The gross proceeds raised, the related sales agent commission, the offering expenses and the average price at which shares were issued under the ATM Program from August 21, 2014 through September 30, 2016 are as follow:

	Number of Shares	Gross Proceeds	Underwriting Fees and Commissions and Offering Costs	Average Offering Price
Year Ended December 31, 2014
Third Quarter ended September 30, 2014	153,541	$2,850	$56	$18.56
Fourth Quarter ended December 31, 2014	4,812	80	3	17.00

Total	158,353	$2,930	$59	$18.51

Year Ended December 31, 2015
First Quarter ended March 31, 2015	49,193	$819	$16	$16.65
Second Quarter ended June 30, 2015	141,430	2,347	50	16.60
Third Quarter ended September 30, 2015	—	—	—	—
Fourth Quarter ended December 31, 2015	—	—	—	—

Total	190,623	$3,166	$66	$16.61

Year Ended December 31, 2016
First Quarter ended March 31, 2016	—	$—	$—	$—
Second Quarter ended June 30, 2016	—	—	—	—
Third Quarter ended September 30, 2016	—	—	—	—

Total	—	$—	$—	$—

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

See Note 9 for additional information regarding the issuance of shares under the DRIP.

As of September 30, 2016 and December 31, 2015, the Company had 19,212,425 and 16,300,732 shares of common stock outstanding, respectively.

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid since the Company’s IPO.

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distribution	Cash Distribution	DRIP Shares Value		DRIP Shares		DRIP Share Issue Price
Fiscal Year Ended December 31, 2011:
7/28/2011	9/12/2011	9/26/2011	$0.32	$3,016	$3,016	$—		—		$—
11/2/2011	12/6/2011	12/20/2011	0.32	3,017	3,017	—		—		—

			$0.64	$6,033	$6,033	$—		—

Fiscal Year Ended December 31, 2012:
2/10/2012	3/14/2012	3/28/2012	$0.34	$3,205	$3,205	$—	(1)	—	(1)	—	(1)
4/30/2012	6/13/2012	6/27/2012	0.36	3,394	3,394	—	(2)	—	(2)	—	(2)
7/31/2012	9/11/2012	9/25/2012	0.38	4,522	4,010	512		30,563		16.75
10/29/2012	12/7/2012	12/21/2012	0.38	4,533	4,145	388		23,763		16.35

			$1.46	$15,654	$14,754	$900		54,326

Fiscal Year Ended December 31, 2013:
2/22/2013	3/14/2013	3/28/2013	$0.38	$5,198	$4,822	$376		20,501		18.36
5/1/2013	6/12/2013	6/26/2013	0.38	5,206	4,893	313		17,415		17.97
7/31/2013	9/12/2013	9/26/2013	0.38	5,212	4,902	310		15,899		19.51
7/31/2013(3)	9/12/2013	9/26/2013	0.04	549	516	33		1,674		19.51
11/4/2013	12/6/2013	12/20/2013	0.38	5,219	5,003	216		10,448		20.72
11/4/2013(3)	12/6/2013	12/20/2013	0.38	5,219	5,003	216		10,448		20.72

			$1.94	$26,603	$25,139	$1,464		76,385

Fiscal Year Ended December 31, 2014:
2/18/2014	3/21/2014	3/31/2014	$0.38	$5,277	$5,028	$199		10,410		19.14
5/5/2014	6/13/2014	6/27/2014	0.38	5,231	5,037	194		9,459		20.44
5/5/2014(3)	7/25/2014	7/31/2014	0.05	689	664	25		1,368		18.66
5/5/2014(3)	8/25/2014	8/29/2014	0.05	689	660	29		1,567		18.48
8/5/2014	9/12/2014	9/26/2014	0.38	5,293	5,095	198		11,562		17.16
11/4/2014	12/5/2014	12/19/2014	0.38	6,092	5,862	230		15,574		14.71
11/4/2014(3)	12/5/2014	12/19/2014	0.10	1,603	1,543	60		4,098		14.71

			$1.72	$24,824	$23,889	$935		54,038

Fiscal Year Ended December 31, 2015:
2/17/2015	3/12/2015	3/26/2015	$0.38	$6,099	$5,886	$213		12,922		16.46
5/5/2015	6/11/2015	6/25/2015	0.38	6,176	5,968	208		12,883		16.18
5/5/2015(3)	6/11/2015	6/25/2015	0.02	325	314	11		678		16.18
8/3/2015	9/17/2015	9/25/2015	0.39	6,345	6,097	248		16,985		14.61
11/2/2015(3)	11/27/2015	12/11/2015	0.04	651	624	27		2,034		13.43
11/2/2015	12/4/2015	12/18/2015	0.39	6,351	6,157	194		13,570		14.29

			$1.60	$25,947	$25,046	$901		59,072

Nine Months Ended September 30, 2016:
2/16/2016	3/11/2016	3/25/2016	$0.39	$6,357	$6,177	$180		11,631		15.49
5/2/2016	6/10/2016	6/24/2016	0.39	7,337	7,143	194		12,722		15.25
8/1/2016	9/9/2016	9/23/2016	0.39	7,488	7,293	195		12,340		15.76

			$1.17	$21,182	$20,613	$569		36,693

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

(1)	Satisfied $591 of DRIP participation with the purchase of 43,029 shares of common stock in the open market at an average price of $13.73.
(2)	Satisfied $600 of DRIP participation with the purchase of 40,196 shares of common stock in the open market at an average price of $14.94.
(3)	Special dividend.

Since the Company’s IPO, dividends and distributions to stockholders total $120,243 or $8.53 per share.

Note 10. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30,
	2016	2015
Per share data:
Net asset value at beginning of period	$15.17	$15.16
Net investment income (1)	1.06	1.19
Net realized gain on investments, net of tax benefit (refund) (1)	(0.33)	0.43
Net unrealized appreciation (depreciation) on investments (1)	0.91	(0.50)

Total increase from investment operations (1)	1.64	1.12
(Dilutive) accretive effect of share issuances	(0.06)	0.02
Dividends to stockholders	(1.17)	(1.17)
Other (2)	—	(0.01)

Net asset value at end of period	$15.58	$15.12

Market value at end of period	$15.75	$13.78

Shares outstanding at end of period	19,212,425	16,285,128
Weighted average shares outstanding during the period	17,616,540	16,172,454
Ratios to average net assets:
Expenses other than incentive fee (3)	8.3%	8.3%
Incentive fee (3)	3.5%	2.5%

Total expenses (3)	11.8%	10.8%

Net investment income (3)	9.2%	10.5%
Total return (4)	23.6%	0.7%
Net assets at end of period	$299,346	$246,308
Average debt outstanding	$220,500	$191,925
Average debt per share (1)	$12.52	$11.87
Portfolio turnover ratio (3)	26.9%	16.6%

(1)	Weighted average per share data.
(2)	Represents the impact of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	Annualized for periods less than one year.
(4)	The total return for the nine months ended September 30, 2016 and 2015 equals the change in the market value of the Company’s common stock per share during the period plus dividends paid per share during the period, divided by the market value per share at the beginning of the period.

Note 11. Subsequent Events

On October 4, 2016, the Company exited its investment in Premium Franchise Brands, LLC and recognized a gain of approximately $1,061 on its preferred equity investment.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

On October 13, 2016, the Company restructured its subordinated note investment in Pinnergy, Ltd. As part of the restructuring, the Company converted $3,000 of its subordinated note investment into an equity investment in Pinnergy, Ltd. and recognized a loss of approximately $8,855 on its subordinated note investment. In addition, the Company made a $3,000 investment in additional equity interests of Pinnergy, Ltd.

On October 25, 2016, the Company restructured its debt investment in K2 Industrial Services, Inc. As part of the restructuring, the Company received payment in full on its existing subordinated note and reinvested $12,000 in new subordinated notes.

On November 1, 2016, the Board declared a regular quarterly dividend of $0.39 per share payable on December 16, 2016 to stockholders of record as of December 2, 2016. In addition, on November 1, 2016, the Board declared a special dividend of $0.04 per share payable on December 16, 2016 to stockholders of record as of December 2, 2016.

On November 3, 2016, the Company invested $9,901 in senior secured notes and common equity of Palmetto Moon, LLC, a retailer of apparel, giftware, and accessories.

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

Fund I received its SBIC license on October 22, 2007 and Fund II received its SBIC license on May 28, 2013. We plan to continue to operate the Funds as SBICs, subject to SBA approval, and to utilize the proceeds of the sale of SBA-guaranteed debentures to enhance returns to our stockholders. We have also made, and continue to make, investments directly through FIC. We believe that utilizing FIC and the Funds as investment vehicles provides us with access to a broader array of investment opportunities. Based on the current capitalization of the Funds, we have approximately $61.0 million of remaining borrowing capacity under the SBIC Debenture Program and intend to fully utilize such capacity over the ensuing 12-18 months.

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

Portfolio Composition, Investment Activity and Yield

During the nine months ended September 30, 2016, we invested $104.4 million in debt and equity investments, including six new portfolio companies. These investments consisted of subordinated notes ($71.4 million, or 68.4%), senior secured loans ($27.8 million, or 26.6%), equity securities ($5.0 million, or 4.8%) and warrant securities ($0.2 million, or 0.2%). During the nine months ended September 30, 2016 we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $91.9 million. During the nine months ended September 30, 2015, we invested $80.1 million in debt and equity investments, including eight new portfolio companies. These investments consisted of subordinated notes ($56.0 million, or 69.9%), senior secured loans ($18.4 million, or 23.0%), equity securities ($5.5 million, or 6.9%), and warrants ($0.2 million, or 0.2%). During the nine months ended September 30, 2015 we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $51.5 million.

As of September 30, 2016, the fair value of our investment portfolio totaled $470.1 million and consisted of 49 active portfolio companies and five portfolio companies that have sold their underlying operations. As of September 30, 2016, one debt investment bore interest at a variable rate, which represented $8.3 million of our portfolio on a fair value basis, and the remainder of our debt portfolio was comprised of fixed rate investments. Overall, the portfolio had net unrealized appreciation of $11.0 million as of September 30, 2016. As of September 30, 2016, our average active portfolio company investment at amortized cost was $9.4 million, which excludes investments in the five portfolio companies that have sold their underlying operations.

As of December 31, 2015, the fair value of our investment portfolio totaled $443.3 million and consisted of 50 active portfolio companies and three portfolio companies that have sold their underlying operations. As of December 31, 2015, one debt investment bore interest at a variable rate, which represented $8.9 million of our portfolio on a fair value basis, and the remainder of our debt portfolio was comprised of fixed rate investments. Overall, the portfolio had net unrealized depreciation of $5.1 million as of December 31, 2015. As of December 31, 2015, our average active portfolio company investment at amortized cost was $9.0 million, which excludes investments in the three portfolio companies that have sold their underlying operations.

The weighted average yield on debt investments as of September 30, 2016 and December 31, 2015 was 13.1% and 13.3%, respectively. The weighted average yields were computed using the effective interest rates for debt investments at cost as of both September 30, 2016 and December 31, 2015, including the accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any.

The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments:

	Fair Value				Cost
	September 30, 2016		December 31, 2015		September 30, 2016		December 31, 2015
	(dollars in thousands)
Subordinated notes	$327,579	69.7%	$300,467	67.8%	$338,444	73.8%	$309,899	69.2%
Senior secured loans	75,040	16.0	88,485	20.0	76,265	16.6	88,505	19.7
Equity	57,579	12.2	44,899	10.1	37,122	8.1	42,651	9.5
Warrants	9,643	2.1	9,233	2.1	7,040	1.5	7,098	1.6
Royalty rights	216	—	185	—	185	—	185	—

Total	$470,057	100.0%	$443,269	100.0%	$459,056	100.0%	$448,338	100.0%

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	September 30, 2016		December 31, 2015		September 30, 2016		December 31, 2015
	(dollars in thousands)
Midwest	$138,757	29.5%	$119,291	26.8%	$127,893	27.8%	$116,015	25.9%
Southeast	102,544	21.8	107,975	24.4	116,045	25.3	113,430	25.3
Northeast	100,025	21.3	93,430	21.1	96,917	21.1	92,492	20.6
West	82,069	17.5	84,648	19.1	75,229	16.4	77,028	17.2
Southwest	46,662	9.9	37,925	8.6	42,972	9.4	49,373	11.0

Total	$470,057	100.0%	$443,269	100.0%	$459,056	100.0%	$448,338	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Healthcare products	14.3%	11.4%	12.4%	10.4%
Aerospace & defense manufacturing	11.7	10.5	11.0	8.7
Transportation services	9.1	8.1	8.5	7.6
Healthcare services	8.9	11.1	9.2	11.2
Building products manufacturing	6.4	4.0	6.0	3.6
Consumer products	5.2	5.1	4.9	5.0
Business services	4.7	5.4	5.3	5.7
Component manufacturing	3.9	3.8	4.2	4.0
Utility equipment manufacturing	3.9	4.6	4.0	4.6
Industrial cleaning & coatings	3.9	3.9	4.1	4.1
Packaging	3.7	—	3.8	—
Capital equipment manufacturing	3.2	—	3.3	—
Information technology services	2.8	3.0	3.1	3.2
Specialty distribution	2.8	8.0	2.7	7.7
Promotional products	2.6	—	2.6	—
Printing services	2.3	2.2	2.3	2.3
Oil & gas services	2.1	3.7	4.4	4.5
Restaurants	2.0	2.0	2.1	2.0
Specialty chemicals	1.6	1.7	1.8	1.9
Laundry services	1.5	1.5	1.4	1.4
Apparel distribution	1.2	1.3	1.3	1.3
Vending equipment manufacturing	0.9	0.8	0.9	0.9
Electronic components supplier	0.5	0.4	0.3	0.3
Commercial cleaning	0.4	0.2	0.2	0.2
Retail	0.4	0.3	0.2	0.2
Specialty cracker manufacturing	—	—	—	—
Safety products manufacturing	—	2.4	—	2.4
Financial services	—	3.1	—	2.8
Retail cleaning	—	0.1	—	2.7
Telecommunication services	—	1.4	—	1.3

Total	100.0%	100.0%	100.0%	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016		As of December 31, 2015
Investment Rating	Investments at Fair Value	Percent of Total Portfolio	Investments at Fair Value	Percent of Total Portfolio
	(dollars in thousands)
1	$84,689	18.0%	$77,875	17.6%
2	318,447	67.8	268,285	60.4
3	42,412	9.0	95,981	21.7
4	14,196	3.0	1,128	0.3
5	10,313	2.2	—	—

Totals	$470,057	100.0%	$443,269	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of both September 30, 2016 and December 31, 2015 was 2.0 on a fair value basis.

Non-Accrual

As of September 30, 2016, we had a debt investment in one portfolio company on non-accrual status, which had an aggregate cost and fair value of $20.0 million and $10.0 million, respectively. As of December 31, 2015, we had debt investments in one portfolio company on non-accrual status, which had an aggregate cost and fair value of $5.2 million and $0.6 million, respectively.

For the three and nine months ended September 30, 2016, we recognized unrealized depreciation on non-accrual investments held as of September 30, 2016 of $2.1 million and $6.5 million, respectively. For the three and nine months ended September 30, 2015, we recognized unrealized depreciation on non-accrual investments held as of September 30, 2015 of $0.7 million and $3.8 million, respectively.

Discussion and Analysis of Results of Operations

Comparison of three months ended September 30, 2016 and September 30, 2015

Investment Income

For the three months ended September 30, 2016, total investment income was $14.4 million, an increase of $0.9 million, or 6.4%, over the $13.6 million of total investment income for the three months ended September 30, 2015. The increase was attributable to a $1.0 million increase in fee income resulting from a higher level of investment activity for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, and a $0.4 million increase in dividend income due to increased levels of distributions received from equity investments, which were partially offset by a $0.5 million decrease in interest income resulting from the reversal of uncollectible interest income on a non-accrual debt investment.

Expenses

For the three months ended September 30, 2016, total expenses, including income tax provision, were $7.7 million, an increase of $1.2 million or 18.3%, over the $6.5 million of total expenses, including income tax provision, for the three months ended September 30, 2015. Interest and financing expenses for the three months ended September 30, 2016 were $2.6 million, an increase of $0.3 million or 10.9%, compared to $2.4 million for the three months ended September 30, 2015 as a result of higher average balances of SBA debentures and borrowings under the Credit Facility outstanding during 2016. The base management fee increased $0.1 million, or 7.0%, to $2.1 million for the three months ended September 30, 2016 due to higher average total assets less cash and cash equivalents for the three months ended September 30, 2016 than the three months ended September 30, 2015. The incentive fee for the three months ended September 30, 2016 was $2.1 million, a $0.8 million, or 56.8%, increase from the $1.4 million incentive fee for the three months ended September 30, 2015 which was primarily the result of a $0.7 million increase in the capital gains incentive fee to $0.4 million. The administrative service fee, professional fees and other general and administrative expenses totaled $0.8 million for both the three months ended September 30, 2016 and 2015.

Net Investment Income

Net investment income for the three months ended September 30, 2016 was $6.7 million, which was a decrease of $0.3 million, or 4.5%, compared to net investment income of $7.1 million during the three months ended September 30, 2015 as a result of the $0.9 million increase in total investment income and the $1.2 million increase in total expenses, including income tax provision.

Net Increase in Net Assets Resulting From Operations

For the three months ended September 30, 2016, the total net realized (loss) on investments was $(6.0) million. Significant realized gains and (losses) for the three months ended September 30, 2016 are summarized below:

Portfolio Company	Realization Event	Net Realized Gain (Loss) (in millions)
National Truck Protection Co., Inc.	Exit of portfolio company	$1.0
Carlson Systems Holdings, Inc.	Distribution related to sale of operations	4.0
Paramount Building Solutions, LLC	Exit of portfolio company	(12.0)
Lightning Diversion Systems, LLC	Distribution	1.0

Total		$(6.0)

For the three months ended September 30, 2015, the total net realized gain on investments was $1.6 million. Significant realized gains (losses) for the three months ended September 30, 2015 are summarized below:

Portfolio Company	Realization Event	Net Realized Gain (Loss) (in millions)
Westminster Cracker Company, Inc.	Distribution	$1.5
Other		0.1

Total		$1.6

During the three months ended September 30, 2016, we recorded a net change in unrealized appreciation on investments of $7.8 million attributable to (i) the reversal of net unrealized depreciation of $11.0 million related to the exit or sale of investments, resulting in unrealized appreciation, (ii) net unrealized depreciation of $1.7 million on debt investments and (iii) net unrealized depreciation of $1.5 million on equity investments. During the three months ended September 30, 2015, we recorded a net change in unrealized depreciation on investments of $3.2 million attributable to (i) the reversal of net unrealized appreciation on investments of $0.1 million related to the exit or sale of investments, resulting in unrealized depreciation, (ii) net unrealized depreciation of $4.1 million on debt investments and (iii) net unrealized appreciation of $1.0 million on equity investments.

During the three months ended September 30, 2016 and 2015, no income tax provision for realized gains on investments was recorded.

As a result of these events, our net increase in net assets resulting from operations during the three months ended September 30, 2016 was $8.6 million, an increase of $3.1 million, or 56.6%, compared to a net increase in net assets resulting from operations of $5.5 million during the prior year period.

Comparison of nine months ended September 30, 2016 and September 30, 2015

Investment Income

For the nine months ended September 30, 2016, total investment income was $43.0 million, an increase of $3.8 million, or 9.6%, over the $39.2 million of total investment income for the nine months ended September 30, 2015. The increase was attributable to a $1.7 million increase in interest income resulting largely from higher average levels of debt investments outstanding, a $1.1 million increase in dividend income due to increased levels of distributions received from equity investments and a $0.9 million increase in fee income resulting from increased investment activity during the nine months ended September 30, 2016 compared to the prior year period.

Expenses

For the nine months ended September 30, 2016, total expenses, including income tax provision, were $24.2 million, an increase of $4.3 million or 21.7%, over the $19.9 million of total expenses, including income tax provision, for the nine months ended September 30, 2015. Interest and financing expenses for the nine months ended September 30, 2016 were $7.9 million, an increase of $1.1 million or 15.8%, compared to $6.8 million for the nine months ended September 30, 2015 as a result of higher average balances of SBA debentures and borrowings under the Credit Facility outstanding during 2016. The base management fee increased $0.5 million, or 8.4%, to $6.0 million for the nine months ended September 30, 2016 due to higher average total assets less cash and cash equivalents for the nine months ended September 30, 2016 than the nine months ended September 30, 2015. The incentive fee for the nine months ended September 30, 2016 was $7.2 million, a $2.7 million, or 59.5%, increase from the $4.5 million incentive fee for the nine months ended September 30, 2015 which was primarily the result of a $2.3 million increase in the capital gains incentive fee to $2.0 million. The administrative service fee, professional fees and other general and administrative expenses totaled $3.0 million for the nine months ended September 30, 2016 compared to $2.9 million for the nine months ended September 30, 2015.

Net Investment Income

Net investment income for the nine months ended September 30, 2016 was $18.8 million, which was a decrease of $0.6 million, or 2.9%, compared to net investment income of $19.3 million during the nine months ended September 30, 2015 as a result of the $3.8 million increase in total investment income and the $4.3 million increase in total expenses, including income tax provision.

Net Increase in Net Assets Resulting From Operations

For the nine months ended September 30, 2016, the total net realized (loss) on investments was $(5.7) million. Significant realized gains and (losses) for the nine months ended September 30, 2016 are summarized below:

Portfolio Company	Realization Event	Net Realized Gain (Loss) (in millions)
Continental Anesthesia Management, LLC	Exit of portfolio company	$(0.3)
Safety Products Group, LLC	Distribution related to sale of operations	0.5
National Truck Protection Co., Inc.	Exit of portfolio company	1.0
Carlson Systems Holdings, Inc.	Distribution related to sale of operations	4.0
Paramount Building Solutions, LLC	Exit of portfolio company	(12.0)
Lightning Diversion Systems, LLC	Distribution	1.0
Other		0.1

Total		$(5.7)

For the nine months ended September 30, 2015, the total net realized gains on investments were $6.9 million. Significant realized gains (losses) for the nine months ended September 30, 2015 are summarized below:

Portfolio Company	Realization Event	Net Realized Gain (Loss) (in millions)
Connect-Air International, Inc.	Exit of portfolio company	$5.3
Westminster Cracker Company, Inc.	Distribution	1.5
Acentia, LLC	Exit of portfolio company	< (0.1)
Other		0.1

Total		$6.9

During the nine months ended September 30, 2016, we recorded a net change in unrealized appreciation on investments of $16.1 million attributable to (i) the reversal of net unrealized depreciation on investments of $12.1 million related to the exit or sale of investments, resulting in unrealized appreciation, (ii) net unrealized depreciation of $7.5 million on debt investments and (iii) net unrealized appreciation of $11.5 million on equity investments. During the nine months ended September 30, 2015, we recorded a net change in unrealized depreciation on investments of $8.1 million attributable to (i) the reversal of net unrealized appreciation on investments of $4.2 million related to the exit or sale of investments, resulting in unrealized depreciation, (ii) net unrealized depreciation of $7.9 million on debt investments and (iii) net unrealized appreciation of $3.9 million on equity investments.

During the nine months ended September 30, 2016, we recorded a $0.2 million income tax provision for expected income taxes due from realized gains on investments. During the nine months ended September 30, 2015, no income tax provision for realized gains on investments was recorded.

As a result of these events, our net increase in net assets resulting from operations during the nine months ended September 30, 2016 was $28.9 million, or an increase of $10.8 million, or 59.4%, compared to a net increase in net assets resulting from operations of $18.1 million during the prior year period.

Liquidity and Capital Resources

As of September 30, 2016, we had $42.2 million in cash and cash equivalents and our net assets totaled $299.3 million. We believe that our current cash and cash equivalents on hand, our continued access to SBA-guaranteed debentures, our Credit Facility and our anticipated cash flows from operations will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of securities (including the ATM Program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders.

Cash Flows

For the nine months ended September 30, 2016, we experienced a net increase in cash and cash equivalents in the amount of $10.5 million. During that period, we received $3.0 million of cash from operating activities, which included proceeds received from sales and repayments of investments of $91.9 million, which were offset by the funding of $104.4 million of investments. During the same period, we received net proceeds from a secondary offering of shares of our common stock off of our effective shelf registration statement of $43.7 million and proceeds from the issuances of SBA debenture of $0.5 million, which were partially offset by net repayment of borrowings under the Credit Facility of $15.5 million and cash dividends paid to stockholders of $20.6 million.

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

The Funds are licensed SBICs, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 200.0% of an SBIC’s regulatory capital or $150.0 million, whichever is less. For three or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of September 30, 2016, Fund I had $150.0 million of outstanding SBA debentures and cannot issue additional SBA debentures. As of September 30, 2016, Fund II had $64.0 million of outstanding SBA debentures. Fund II has the current capacity to issue up to an additional $61.0 million of SBA debentures. Subject to SBA regulatory requirements and approval, we may access up to $75.0 million of additional SBA debentures under the SBIC Debenture Program. For more information on the SBA debentures, please see Note 6 to our consolidated financial statements.

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

We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of September 30, 2016, we were in compliance with all covenants of the Credit Facility and there were no borrowings outstanding under the Credit Facility.

As of September 30, 2016, the weighted average interest rate for all SBA debentures and borrowings outstanding under the Credit Facility was 4.2%.

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

Stock repurchase plan

We have an open market stock repurchase program (the “Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. Unless extended by the Board, the Company expected that the Program would have been in effect until January 22, 2017, or until the approved dollar amount has been used to repurchase shares. On November 1, 2016, the Board extended the Program through December 31, 2017. The Program does not require us to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Program. The Program may be suspended, extended, modified or discontinued at any time. We did not make any repurchases of common stock during the three or nine months ended September 30, 2016 or 2015.

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of our investment advisor responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with the investment committee of our investment advisor;

•	our board of directors engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result it is not in our stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where we determine that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. Our board of directors consulted with the independent valuation firm(s) in arriving at our determination of fair value for 13 and 16 of our portfolio company investments representing 27.7% and 43.0% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended September 30, 2016 and December 31, 2015, respectively) as of September 30, 2016 and December 31, 2015, respectively;

•	the audit committee of our board of directors reviews the preliminary valuations of our investment advisor and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and

•	our board of directors discusses the valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our investment advisor, the independent valuation firm(s) and the audit committee.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact this ASU will have on our consolidated financial position or disclosures.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. We had off-balance sheet arrangements consisting of outstanding commitments to fund various undrawn revolving loans and other credit facilities totaling $7.1 million and $10.2 million as of September 30, 2016 and December 31, 2015, respectively. Such outstanding commitments are summarized in the following table:

	September 30, 2016		December 31, 2015
Portfolio Company - Investment	Total Commitment	Unfunded Commitment	Total Commitment	Unfunded Commitment
FAR Research Inc. – Revolving Loan	$1,750	$1,614	$1,750	$1,614
Inflexxion, Inc. – Revolving Loan	500	350	1,000	850
inthinc Technology Solutions, Inc. – Subordinated Note	5,000	1,000	5,000	1,000
Lightning Diversion Systems, LLC – Revolving Loan	250	250	1,000	1,000
Microbiology Research Associates, Inc. – Revolving Loan	—	—	500	500
Oaktree Medical Centre, P.C. – Revolving Loan	2,500	—	500	250
Restaurant Finance Co, LLC – Senior Secured Loan	—	—	10,500	1,936
Safety Products Group, LLC – Common Equity	2,852	2,852	—	—
SES Investors, LLC – Revolving Loan	1,500	1,000	—	—
Vanguard Dealer Services, L.L.C. – Subordinated Note	—	—	9,850	2,500
X5 Opco LLC – Revolving Loan	—	—	500	500

Total	$14,352	$7,066	$30,600	$10,150

Additional detail for each of the commitments above is provided in the Company’s consolidated schedules of investments.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	In connection with the Formation Transactions, Fund I terminated its management services agreement with Fidus Capital, LLC and we entered into the Investment Advisory Agreement with Fidus Investment Advisors, LLC, as our investment advisor. The investment professionals of Fidus Investment Advisors, LLC were also the investment professionals of Fidus Capital, LLC. We entered into the Investment Advisory Agreement with Fidus Investment Advisors, LLC to manage our day-to-day operating and investing activities. We pay our investment advisor a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. See Note 5 to our consolidated financial statements.

Edward H. Ross, our Chairman and Chief Executive Officer, and Thomas C. Lauer, our President, are managers of Fidus Investment Advisors, LLC. In May 2015, Fidus Investment Advisors, LLC entered into a combination with Fidus Partners, LLC (the “Combination”), by which members of Fidus Investment Advisors LLC and Fidus Partners, LLC (“Partners”) contributed all of their respective membership interest in Fidus Investment Advisors LLC and Partners to a newly formed limited liability company, Fidus Group Holdings, LLC (“Holdings”). As a result, Fidus Investment Advisors LLC is a wholly-owned subsidiary of Holdings, which is a newly formed limited liability company organized under the laws of Delaware.

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

Recent Developments

On October 4, 2016, we exited our investment in Premium Franchise Brands, LLC and recognized a gain of approximately $1.1 million on our preferred equity investment.

On October 13, 2016, we restructured our subordinated note investment in Pinnergy, Ltd. As part of the restructuring, we converted $3.0 million of our subordinated note investment into an equity investment in Pinnergy, Ltd. and recognized a loss of approximately $8.9 million on our subordinated note investment. In addition, we made a $3.0 million investment in additional equity interests of Pinnergy, Ltd.

On October 25, 2016, we restructured our debt investment in K2 Industrial Services, Inc. As part of the restructuring, we received payment in full on our existing subordinated note and reinvested $12.0 million in new subordinated notes.

On November 1, 2016, the Board declared a regular quarterly dividend of $0.39 per share payable on December 16, 2016 to stockholders of record as of December 2, 2016. In addition, on November 1, 2016, the Board declared a special dividend of $0.04 per share payable on December 16, 2016 to stockholders of record as of December 2, 2016.

On November 3, 2016, we invested $9.9 million in senior secured notes and common equity of Palmetto Moon, LLC, a retailer of apparel, giftware, and accessories.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. As of September 30, 2016 and December 31, 2015, one debt investment bore interest at a variable rate, which represented $8.3 million and $8.9 million of our portfolio on a fair value basis, respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Assuming that the consolidated statements of assets and liabilities as of September 30, 2016 and December 31, 2015 were to remain constant, a hypothetical 100 basis point change in interest rates would not have a material effect on our level of interest income from debt investments. Our pooled SBA debentures bear interest at fixed rates. Our Credit Facility bears interest, subject to our election, on a per annum basis equal to (i) the alternate base rate plus 2.5% or (ii) the applicable LIBOR, which varies depending on the period of the borrowing under the Credit Facility, plus 3.5%. The alternate base rate is equal to the greater of (i) prime rate, (ii) the federal funds rate plus 0.5% or (iii) the three-month LIBOR plus 1.0%.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have an open market stock repurchase program (the “Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. Unless extended by the Board, the Company expected that the Program would have been in effect until January 22, 2017, or until the approved dollar amount has been used to repurchase shares. On November 1, 2016, the Board extended the Program through December 31, 2017. The Program does not require us to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Program. The Program may be suspended, extended, modified or discontinued at any time. We did not make any repurchases of common stock during the three or nine months ended September 30, 2016 or 2015.

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

FIDUS INVESTMENT CORPORATION

Date: November 3, 2016	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2016	/s/ SHELBY E. SHERARD
Shelby E. Sherard
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.