Form 10-K
period 2016-12-31
FIDUS INVESTMENT Corp
filed 2017-03-02
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2016 based on the closing price on that date of $15.27 on the NASDAQ Global Select Market was $288,712,459. For the purpose of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 22,446,076 shares of the registrant’s common stock outstanding as of February 28, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2017 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2016.

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

•

the risks, uncertainties and other factors we identify in Item 1A. — Risk Factors contained in this Annual Report on Form 10-K for the year ended December 31, 2016 and in our other filings with the SEC.

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

As a result of the IPO and the Formation Transactions described above, we and Fund I are externally managed, closed-end, non-diversified investment companies that have elected to be treated as BDCs under the 1940 Act. Fund II is not a BDC or investment company under the 1940 Act based on the exclusion from the definition of investment company contained in Section 3(c)(7) of the 1940 Act. In addition, FIC has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2016, our shares were listed on the NASDAQ Global Select Market under the symbol “FDUS.”

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

As of December 31, 2016, we had debt and equity investments in 57 portfolio companies with an aggregate fair value of $524.5 million. The weighted average yield on our debt investments as of December 31, 2016 was 13.1%. The weighted average yield was computed using the effective interest rates as of December 31, 2016, including accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

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

Capitalizing on Our Strong Transaction Sourcing Network. Our investment advisor’s investment professionals possess an extensive network of long-standing relationships with private equity firms, middle-market senior lenders, junior capital partners, financial intermediaries and management teams of privately owned businesses. We believe that the combination of our investment advisor’s relationships and our reputation as a reliable, responsive and value-added financing partner helps us generate a steady stream of new investment opportunities and proprietary deal flow.

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

Actively Managing our Portfolio. We believe that our investment advisor’s initial and ongoing portfolio review process allows us to effectively monitor the performance and prospects of our portfolio companies. We seek to obtain board observation rights or board seats with respect to our portfolio companies, and we conduct monthly financial reviews and have regular discussions with portfolio company management. We structure our investments with a comprehensive set of financial maintenance, affirmative and negative covenants. We believe that active monitoring of our portfolio companies’ compliance with covenants provides us with an early warning of any financial difficulty and enhances our ability to protect our invested capital.

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

Investments

We seek to create a diversified investment portfolio that primarily includes mezzanine loans and, to a lesser extent, equity securities. Our investments typically range between $5.0 million to $25.0 million per portfolio company, although this investment size may vary proportionately with the size of our capital base. Our investment objective is to provide attractive risk-adjusted returns by generating both current income from our debt investments and capital appreciation from our equity related investments. We may invest in the equity securities of our portfolio companies, such as preferred stock, common stock, warrants and other equity interests, either directly or in conjunction with our debt investments.

Mezzanine Debt Investments. We typically invest in mezzanine debt, which includes senior subordinated notes and junior secured loans. These loans typically have relatively higher fixed interest rates (often representing a combination of cash pay and payment-in-kind interest), amortization of principal deferred to maturity and prepayment penalties, as well as origination and other fees. Subordinated loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. Subordinated investments are generally more volatile than secured loans and may involve a greater risk of loss of principal. In certain situations where we are able to structure an investment as a junior secured loan, we will obtain a junior security interest in the assets of these portfolio companies that will serve as collateral in support of the repayment of such loan. This collateral may take the form of second-priority liens on the assets of a portfolio company.

Senior Secured Loans. We also structure some of our debt investments as senior secured or unitranche loans. Senior secured loans typically provide for a fixed interest rate and may contain some minimum principal amortization, excess cash flow sweep features and prepayment penalties, as well as origination and other fees. Senior secured loans are secured by a first or second priority lien on all existing and future assets of the borrower and may take the form of term loans or revolving lines of credit. Unitranche debt financing involves issuing one debt security that blends the risk and return profiles of both secured and subordinated debt and typically involves a first priority lien on all existing and future assets of the borrower. We believe that unitranche debt can be attractive for many lower middle-market companies given their size in order to reduce structural complexity and potential conflicts among creditors.

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

As of December 31, 2016, we had investments in 57 portfolio companies with an aggregate fair value of $524.5 million. As of December 31, 2015, we had investments in 53 portfolio companies with an aggregate fair value of $443.3 million.

The following table shows the portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company.

	Fair Value				Cost
	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
	(dollars in thousands)
Midwest	$166,412	31.6%	$119,291	26.8%	$153,456	30.7%	$116,015	25.9%
Southeast	122,633	23.4	107,975	24.4	130,107	26.0	113,430	25.3
Northeast	98,470	18.8	93,430	21.1	94,481	18.9	92,492	20.6
West	73,703	14.1	84,648	19.1	63,717	12.7	77,028	17.2
Southwest	63,236	12.1	37,925	8.6	58,753	11.7	49,373	11.0

Total	$524,454	100.0%	$443,269	100.0%	$500,514	100.0%	$448,338	100.0%

The following table shows the detailed industry segment composition of our portfolio at fair value and cost as a percentage of total investments.

	Fair Value		Cost
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Aerospace & defense manufacturing	11.7%	10.5%	11.1%	8.7%
Healthcare products	11.1	11.4	9.3	10.4
Transportation services	8.9	8.1	8.4	7.6
Healthcare services	8.0	11.1	8.5	11.2
Business services	7.1	5.4	7.9	5.7
Building products manufacturing	5.7	4.0	5.6	3.6
Specialty distribution	5.0	8.0	5.0	7.7
Information technology services	4.5	3.0	4.8	3.2
Vending equipment manufacturing	3.7	0.8	3.9	0.9
Utility equipment manufacturing	3.5	4.6	3.7	4.6
Component manufacturing	3.5	3.8	3.7	4.0
Packaging	3.3	—	3.5	—
Capital equipment manufacturing	2.9	—	3.0	—
Oil & gas services	2.8	3.7	2.9	4.5
Consumer products	2.6	5.1	2.2	5.0
Industrial cleaning & coatings	2.4	3.9	2.7	4.1
Promotional products	2.4	—	2.4	—
Printing services	2.1	2.2	2.2	2.3
Retail	1.7	0.3	1.5	0.2
Specialty chemicals	1.6	1.7	1.8	1.9
Restaurants	1.5	2.0	1.9	2.0
Laundry services	1.4	1.5	1.3	1.4
Oil & gas distribution	1.1	—	1.2	—
Apparel distribution	1.1	1.3	1.2	1.3
Electronic components supplier	0.4	0.4	0.3	0.3
Financial services	—	3.1	—	2.8
Safety products manufacturing	—	2.4	—	2.4
Telecommunication services	—	1.4	—	1.3
Commercial cleaning	—	0.2	—	0.2
Retail cleaning	—	0.1	—	2.7
Specialty cracker manufacturing	—	—	—	—

Total	100.0%	100.0%	100.0%	100.0%

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

Investment Committee

Our investment advisor has formed an investment committee to evaluate and approve all of our investments. The investment committee process is intended to bring the diverse experience and perspectives of the committee’s members to the analysis and consideration of each investment. The investment committee also serves to provide investment consistency and adherence to our investment advisor’s core investment philosophy and policies. The investment committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

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

If the potential transaction initially meets our investment criteria, at least two members of the investment committee, referred to as the deal team, will conduct a preliminary due diligence review, taking into consideration some or all of the following factors:

•	A comprehensive financial model based on quantitative analysis of historical financial performance, projections and pro forma adjustments to determine a range of estimated internal rates of return.

•	An initial call or meeting with the portfolio company management team, owner, private equity sponsor or other deal partner.

•	A brief industry and market analysis, leveraging direct industry expertise from other investment professionals of our investment advisor.

•	Preliminary qualitative analysis of the portfolio company management team’s competencies and backgrounds.

•	Potential investment structures and pricing terms.

Upon successful completion of the screening process, the deal team prepares a screening memorandum and makes a recommendation to the investment committee. At this time, the investment committee will also consider whether the investment would be made by FIC or through the Funds. If the investment committee supports the deal team’s recommendation, the deal team issues a non-binding term sheet to the potential portfolio company. Such a term sheet will typically include the key economic terms based on our analysis conducted during the screening process. Upon agreement on a term sheet with the potential portfolio company, our investment advisor will begin a formal diligence and underwriting process.

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

•	Detailed evaluation of company management, including background checks.

•	Third party reviews of accounting, environmental, legal, insurance, material contracts, competition, industry and market studies and interviews with customers and suppliers, (each as appropriate).

•	Financial sponsor diligence, if applicable, including portfolio company and other reference checks.

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

Documentation and Closing. Our investment advisor works with the management of a potential portfolio company and its other capital providers, including, as applicable, senior, junior and equity capital providers to structure an investment. Our investment advisor structures each investment with an acute focus on capital preservation and will tailor the terms of each investment to the facts and circumstances of the transaction and the prospective portfolio company. We seek to limit the downside of our investments by:

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

We expect to hold most of our investments to maturity or repayment, but may exit our investments earlier if a liquidity event takes place, such as a sale or recapitalization of a portfolio company, or if we determine that a sale of one or more of our investments is in our best interest.

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

As part of the monitoring process, the deal team conducts a comprehensive review of the financial and operating results of each portfolio company that includes a review of the monthly/quarterly financials relative to prior year and budget, a review of the financial projections including cash flow and liquidity needs, meeting with management, attending board meetings and reviewing compliance certificates and covenants. We maintain an ongoing dialogue with the management and any controlling equity holders of a portfolio company that will include discussions about the company’s business plans and growth opportunities and any changes in industry and competitive dynamics. While we maintain limited involvement in the ordinary course operations of our portfolio companies, we may maintain a higher level of involvement in non-ordinary course financing or strategic activities and any non-performing scenarios. Our investment advisor’s portfolio management will also include quarterly portfolio reviews with all investment professionals and investment committee members.

Investment Rating System

In addition to various risk management and monitoring tools, our investment advisor uses an internally developed investment rating system to characterize and monitor the credit profile and our expected level of returns on each investment in our portfolio. We use a five-level numeric rating scale. The following is a description of the conditions associated with each investment rating:

•

Investment Rating 1 is used for investments that involve the least amount of risk in our portfolio. The portfolio company is performing above expectations, the debt investment is expected to be paid in the near term and the trends and risk factors are favorable, and may include an expected capital gain.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of December 31, 2016 and 2015.

	Fair Value				Cost
Investment Rating	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
	(dollars in thousands)
1	$91,705	17.5%	$77,875	17.6%	$58,967	11.8%	$63,339	14.1%
2	371,506	70.9	268,285	60.4	366,697	73.3	262,727	58.6
3	38,905	7.4	95,981	21.7	44,510	8.9	103,369	23.1
4	22,085	4.2	1,128	0.3	28,194	5.6	6,874	1.5
5	253	—	—	—	2,146	0.4	12,029	2.7

Total	$524,454	100.0%	$443,269	100.0%	$500,514	100.0%	$448,338	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of both December 31, 2016 and 2015 was 2.0 on a fair value basis.

Determination of Net Asset Value and Valuation Process

We determine the net asset value per share of our common stock on at least a quarterly basis, and more frequently if we are required to do so in connection with the issuance of shares of our common stock or pursuant to applicable federal laws and regulations. The net asset value per share of common stock is equal to the carrying value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. Our business plan calls for us to invest primarily in illiquid securities issued by private companies. These portfolio investments may be subject to restrictions on resale and will generally have no established trading market. Because there is not a readily available market for substantially all of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors using a documented valuation policy and consistently applied valuation process in accordance with authoritative accounting guidelines. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Estimates —Valuation of Portfolio Investments.”

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

Employees

We do not have any direct employees, and our day-to-day investment operations are managed by our investment advisor, which is also acting as our administrator. We have a chief executive officer, president, chief financial officer and chief compliance officer and, to the extent necessary, our board of directors may elect to hire additional personnel going forward. Our officers are employees of, and are compensated by, our investment advisor, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs are paid by us pursuant to the Administration Agreement. Some of our executive officers are also officers of our investment advisor. See “Management and Other Agreements — Administration Agreement.”

MANAGEMENT AND OTHER AGREEMENTS

Our investment advisor is located at 1603 Orrington Avenue, Suite 1005, Evanston, Illinois 60201. Our investment advisor also maintains additional office space at 227 West Trade Street Suite 1910 Charlotte, North Carolina 28202 and 1140 Avenue of the Americas, Suite 1500, New York, New York 10036. Our investment advisor is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our board of directors and in accordance with the 1940 Act, our investment advisor manages our day-to-day operations and provides investment advisory services to us. Under the terms of the Investment Advisory Agreement, our investment advisor:

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

Incentive Fee

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee and excise taxes on realized gains). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market discount, debt instruments with payment-in-kind interest, preferred stock with payment-in-kind dividends and zero-coupon securities), accrued income that we have not yet received in cash. Our investment advisor is not under any obligation to reimburse us for any part of the incentive fee it receives that was based on accrued interest that we never actually receive.

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

Quarterly Incentive Fee Based on Pre-Incentive Fee Net Investment Income

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

Example 1: Income Related Portion of Incentive Fee

Alternative 1

Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.25%

Hurdle rate (1) = 2.0%

Management fee (2) = 0.4375%

Other expenses (administrative service expenses, legal, accounting, custodian, transfer agent, etc.) (3) = 0.2%

Pre-incentive fee net investment income

(investment income – (management fee + other expenses)) = 0.6125%

Pre-incentive fee net investment income does not exceed hurdle rate, therefore there is no income-related incentive fee.

Alternative 2

Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.9%

Hurdle rate (1) = 2.0%

Management fee (2) = 0.4375%

Other expenses (administrative service expenses, legal, accounting, custodian, transfer agent, etc.) (3) = 0.2%

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

Alternative 3

Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.5%

Hurdle rate (1) = 2.0%

Management fee (2) = 0.4375%

Other expenses (administrative service expenses, legal, accounting, custodian, transfer agent, etc.) (3) = 0.2%

Pre-incentive fee net investment income

(investment income – (management fee + other expenses)) = 2.8625%

Incentive fee = 100.0% × pre-incentive fee net investment income (subject to “catch-up”) (4)

Incentive fee = 100.0% × “catch-up” + (20.0% × (pre-incentive fee net investment income – 2.5%))

“Catch-up”	= 2.5% – 2.0%
= 0.5%

Incentive fee	= (100.0% × 0.5%) + (20.0% × (2.8625% – 2.5%))
= 0.5% + (20.0% × 0.3625%)
= 0.5% + 0.0725%
= 0.5725%

Pre-incentive fee net investment income exceeds the hurdle rate and fully satisfies the “catch-up” provision, therefore the income related portion of the incentive fee is 0.5725%.

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

*	The hypothetical amounts of returns shown are based on a percentage of our total net assets and assume no leverage. There is no guarantee that positive returns will be realized and actual returns may vary from those shown in this example. The examples shown pertain to the capital gains portion of the incentive fee payable at the end of the fiscal year. We accrue, but do not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate.
(1)	As illustrated in Year 3 of Alternative 2 above, if we were to be dissolved on a date other than our fiscal year end of any year, we may have paid aggregate capital gains incentive fees that are more than the amount of such fees that would be payable if we had been dissolved on our fiscal year end of such year.
(2)	As noted above, it is possible that the cumulative aggregate capital gains fee received by our investment advisor ($1.8 million) is effectively greater than $1.45 million (20.0% of cumulative aggregate realized capital gains less net realized capital losses or net unrealized depreciation ($7.25 million)).

Payment of Our Expenses

All investment professionals of our investment advisor and/or its affiliates, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of personnel allocable to these services to us, are provided and paid for by our investment advisor and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview —Expenses.”

Duration and Termination

At an in-person meeting of our board of directors on June 2, 2016, our board of directors, including a majority of the Independent Directors, unanimously voted to approve the continuation of the Investment Advisory Agreement to June 20, 2017. Unless terminated earlier, the Investment Advisory Agreement will automatically renew for successive annual periods if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities (as that term is defined in the 1940 Act), including, in either case, approval by a majority of the Independent Directors.

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

Administration Agreement

Pursuant to the Administration Agreement, Fidus Investment Advisors, LLC acts as our administrator and furnishes us with office facilities and equipment and clerical, book-keeping and record-keeping services at such facilities. Under the Administration Agreement, our investment advisor performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, our investment advisor assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, our investment advisor also provides managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance and we reimburse our Investment Advisor for fees and expenses incurred with providing such services. In addition, we reimburse our Investment Advisor for fees and expenses incurred while performing due diligence on our prospective portfolio companies, including “dead deal” costs for potential investments which are ultimately not pursued. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of our investment advisor’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our officers, including our chief financial officer and chief compliance officer and their respective staffs. To the extent that our investment advisor outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to our investment advisor.

At an in-person meeting of our board of directors on June 2, 2016, our board of directors, including a majority of the Independent Directors, unanimously voted to approve the continuation of the Administration Agreement to June 20, 2017. Unless terminated earlier, the Administration Agreement will automatically renew for successive annual periods if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities (as that term is defined in the 1940 Act), including, in either case, approval by a majority of our Independent Directors. In making the decision to approve the continuation of the Administration Agreement, our board of directors took into account, to the extent relevant, certain information set forth above under “Investment Advisory Agreement — Duration and Termination” with respect to its consideration of the Investment Advisory Agreement.

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

The SEC has proposed a new rule under the 1940 Act that would govern financial commitment transactions (defined to include reverse repurchase agreements, short sale borrowings and any firm or standby commitment agreement or similar agreement) by BDCs. Under the proposed rule, a BDC would be required to comply with one of two alternative portfolio limitations, one of which would have the effect of treating such financial commitment transactions as senior securities. There are no assurances as to when the SEC will adopt a final version of the proposed rules or as to the form that the final rules will take.

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

Election to Be Taxed as a RIC

We have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any income that we distribute to our stockholders. To maintain our tax treatment as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to maintain our status as a RIC, we must distribute to our stockholders, for each taxable year, at least 90.0% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the Annual Distribution Requirement. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4.0% excise tax on such income. In such case, we must distribute any such carryover taxable income through a distribution declared prior to filing the final tax return for the year in which we generated such taxable income. Even if we maintain our status as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.

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

We may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount or debt instruments with payment-in-kind interest, we must include in income each year a portion of the original issue discount that accrues over the life of the instrument and payment-in-kind interest, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to our receipt of cash.

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

Failure to Obtain RIC Tax Treatment

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

Assumed Return on Our Portfolio

(Net of Expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder (1)	(19.2)%	(10.9)%	(2.6)%	5.7%	14.0%

(1)	Assumes $586.7 million in total assets, $224.0 million in outstanding SBA debentures, zero in borrowings under the Credit Facility, and $353.8 million in net assets as of December 31, 2016 and an average cost of funds of 4.1%.

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

In addition, in December 2015, the 2016 omnibus spending bill approved by Congress and signed into law by the President increased the amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding from $225.0 million to $350.0 million, subject to SBA approval. This new legislation may allow us to issue additional SBIC debentures above the $224.0 million of SBA-guaranteed debentures we had outstanding as of December 31, 2016. If we incur this additional indebtedness in the future, your risk of an investment in our securities may increase.

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

In connection with that determination, investment professionals from our investment advisor prepare portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. In addition, certain members of our board of directors have a pecuniary interest in our investment advisor. The participation of our investment advisor’s investment professionals in our valuation process, and the pecuniary interest in our investment advisor by certain members of our board of directors, may result in a conflict of interest as the management fees that we pay our investment advisor are based on our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts).

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

Currently, the Company, the Funds, Fidus Credit Opportunities, L.P. and Fidus Equity Opportunities Fund, L.P. are the only investment vehicles managed by our investment advisor. The Investment Advisory Agreement does not limit our investment advisor’s ability to act as an investment advisor to other funds, including other BDCs, or other investment advisory clients. To the extent our investment advisor acts as an investment advisor to other funds or clients, including Fidus Credit Opportunities, L.P. and Fidus Equity Opportunities Fund, L.P., we may have conflicts of interest with our investment advisor or its other clients that elect to invest in similar types of securities as those in which we invest. Members of our investment advisor’s investment committee serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds or other investment vehicles managed by our investment advisor. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. Our investment advisor will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with an allocation policy approved by our board of directors.

To the extent our investment advisor forms affiliates, including Fidus Credit Opportunities, L.P. and Fidus Equity Opportunities Fund, L.P., we may co-invest on a concurrent basis with such affiliates, subject to compliance with applicable regulations and regulatory guidance and our allocation procedures. While we may co-invest with investment entities managed by our investment advisor or its affiliates, to the extent permitted by the 1940 Act and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investment. On January 4, 2017, the SEC granted us relief sought in an exemptive application that expands our ability to co-invest in portfolio companies with certain of our affiliates managed by our investment advisor in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. We intend to co-invest, subject to the conditions included in the Order.

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

The debentures issued by the Funds and guaranteed by the SBA have a maturity of ten years and bear interest semi-annually at fixed rates. Certain of the Funds’ SBA debentures begin to mature in 2018 and will require repayment on or before the respective maturity dates. The Funds will need to generate sufficient cash flow to make required debt payments on such debentures. If the Funds are unable to generate such cash flow, the SBA, as guarantor of the debentures, will have a superior claim to our assets over our stockholders in the event the Funds liquidate or the SBA exercises its remedies under such debentures as the result of a default by the Funds.

The Funds, as SBICs, are limited in their ability to make distributions to us, which could result in us being unable to meet the minimum distribution requirements to maintain our status as a RIC.

In order to maintain our tax treatment as a RIC, we are required to distribute to our stockholders on an annual basis 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses. For this purpose, our taxable income will include the income of the Funds (and any other entities that are disregarded as separate from us for U.S. federal income tax purposes). The Funds’ ability to make distributions to us may be limited by the Small Business Investment Act of 1958. As a result, in order to maintain our tax treatment as a RIC, we may be required to make distributions attributable to the Funds’ income without receiving any corresponding cash distributions with respect to such income. We can make no assurances that the Funds will be able to make, or not be limited in making, distributions to us. If we are unable to satisfy the annual distribution requirements, we may fail to maintain our tax treatment as a RIC, which would result in the imposition of corporate-level U.S. federal income tax on our entire taxable income without regard to any distributions made by us. See “We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code.”

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

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

The SEC has proposed a new rule under the 1940 Act that would govern the use of derivatives (defined to include any swap, security-based swap, futures contract, forward contract, option or any similar instrument) as well as financial commitment transactions (defined to include reverse repurchase agreements, short sale borrowings and any firm or standby commitment agreement or similar agreement) by BDCs. Under the proposed rule, a BDC would be required to comply with one of two alternative portfolio limitations and manage the risks associated with derivatives transactions and financial commitment transactions by segregating certain assets. Furthermore, a BDC that engages in more than a limited amount of derivatives transactions or that uses complex derivatives would be required to establish a formalized derivatives risk management program. If the SEC adopts this rule in the form proposed, our ability to enter into transactions involving such instruments may be hindered, which could have an adverse effect on our business, financial condition and results of operations.

Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and our business.

The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In July and August 2015, Greece reached agreements with its creditors for bailouts that provide aid in exchange for certain austerity measures. These and similar austerity measures may adversely affect world economic conditions and have an adverse impact on our business and that of our portfolio companies. In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In August 2015, Chinese authorities sharply devalued China’s currency. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, and the implications of the United Kingdom’s pending withdrawal from the European Union are unclear at present. In November 2016, voters in the United States elected a new president and the implications of a new presidential administration are unclear at present. These market and economic disruptions affected, and these and other similar market and economic disruptions may in the future affect, the U.S. capital markets, which could adversely affect our business and that of our portfolio companies and the broader financial and credit markets and have reduced the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, these disruptions resulted in, and may in the future result, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. These conditions may reoccur for a prolonged period of time again or materially worsen in the future, including as a result of U.S. government shutdowns or further downgrades to the U.S. government’s sovereign credit rating or the perceived credit worthiness of the United States or other large global economies. Unfavorable economic conditions, including future recessions, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of loans we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, which led to disruption and instability in the global markets, and the implications of the United Kingdom’s pending withdrawal from the European Union are unclear at present. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.

As a result of the 2016 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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

We have elected to be treated as a RIC under Subchapter M of the Code; however, no assurance can be given that we will be able to maintain our RIC tax treatment. To maintain our tax treatment as a RIC under Subchapter M of the Code and to avoid the imposition of U.S. federal income taxes on income and gains distributed to our stockholders, we must meet certain requirements, including source-of-income, asset diversification and annual distribution requirements. The source-of-income requirement will be satisfied if we derive at least 90.0% of our gross income for each year from dividends, interest, gains from sale of securities or similar sources. To maintain our tax treatment as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these requirements may result in our losing our RIC tax treatment or our having to dispose of certain investments quickly in order to prevent the loss of RIC tax treatment. Because most of our investments will be in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. The annual distribution requirement applicable to RICs will be satisfied if we distribute at least 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. In addition, we will be subject to a 4.0% nondeductible federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar-year basis. We will be subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making annual distributions necessary to maintain our tax treatment as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our tax treatment as a RIC and, thus, may be subject to U.S. federal corporate income tax on our entire taxable income without regard to any distributions made by us. If we fail to maintain our tax treatment as a RIC for any reason and become subject to U.S. corporate income tax, the resulting tax liability could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders.

We may not be able to pay you distributions, our distributions may not grow over time, a portion of distributions paid to you may be a return of capital, and investors in our debt securities may not receive all of the interest income to which they are entitled.

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be harmed by, among other things, the risk factors described in this annual report on Form 10-K. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could, in the future, limit our ability to pay distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations, SBA regulations, state corporate laws affecting the distribution of corporate assets and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

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

For U.S. federal income tax purposes, we are required to include in our income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or in other circumstances, and contractual payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, or increases in loan balances as a result of contracted payment-in-kind arrangements, will be included in our income before we receive any corresponding cash payments. We also may be required to include in our income certain other amounts that we will not receive in cash.

Since in certain cases we may be required to recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute on an annual basis at least 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to maintain our tax treatment as a RIC. In such a case, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities to satisfy the annual distribution requirements. In such circumstances, if we are unable to obtain such cash from other sources, we may fail to maintain our tax treatment as a RIC and thus be subject to corporate-level U.S. federal income tax. See “We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code.”

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

While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline. In addition, as a BDC, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. At our Annual Stockholders Meeting on June 2, 2016, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 2, 2017 or the date of our 2017 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2017 Annual Meeting of Stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25.0% of FIC’s then outstanding common stock immediately prior to each such sale. We do not intend to issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so. The level of net asset value dilution that could result from such an offering is not limited.

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

Our business will require capital to operate and grow. We may acquire such additional capital from the following sources:

Senior Securities. Currently we, through the Funds, issue debt securities guaranteed by the SBA and have access to funds under a revolving credit facility. In the future, we may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including, but not limited to, the following:

•

Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200.0% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our debt at a time when such sales and/or repayments may be disadvantageous. Further, we will not be permitted to declare or make any distribution to stockholders or repurchase shares until such time as we satisfy this test.

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

Additional Common Stock. Under the provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. At our Annual Stockholders Meeting on June 2, 2016, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 2, 2017 or the date of our 2017 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2017 Annual Meeting of Stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25.0% of FIC’s then outstanding common stock immediately prior to each such sale. We do not intend to sell or otherwise issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so. The level of net asset value dilution that could result from such an offering is not limited. In any such case, however, the price at which our common stock is to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act and the regulations and staff interpretations thereunder. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

Uncertainty about the financial stability of the United States and the new presidential administration could have a significant adverse effect on our business, financial condition and results of operations.

As a result of the 2016 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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

Except in those instances where we have received prior exemptive relief from the SEC, we will be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors. We, our investment advisor, the Funds, and Fidus Credit Opportunities, L.P. received exemptive relief from the SEC under the 1940 Act, which permits us to co-invest with other funds managed by our investment advisor or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. In addition, any person that owns, directly or indirectly, 5.0% or more of our outstanding voting securities is deemed our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our Independent Directors. The 1940 Act also prohibits “joint” transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our Independent Directors. If a person acquires more than 25.0% of our voting securities, we will be prohibited from buying or selling any security from or to such person, or entering into joint transactions with such person, absent the prior approval of the SEC. These restrictions could limit or prohibit us from making certain attractive investments that we might otherwise make absent such restrictions.

Our investment advisor can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our investment advisor has the right, under the Investment Advisory Agreement, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If our investment advisor resigns, we may not be able to find a new investment advisor and administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, investment activities are likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our investment advisor and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

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

Many of our portfolio companies are susceptible to economic slowdowns or recessions (including industry specific downturns) and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may decrease the value of collateral securing some of our debt investments and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.

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

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected yield on the investment. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements or the desire to maintain our RIC tax treatment. Our ability to make follow-on investments may also be limited by our investment advisor’s allocation policy.

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, reduced interest and/or loss of principal, with a defaulting portfolio company.

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

Shares of closed-end investment companies, including BDCs, frequently trade at a discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. In addition, if our common stock trades below net asset value, we will generally not be able to issue additional common stock at the market price without first obtaining the approval of our stockholders and our Independent Directors. On June 2, 2016 our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 2, 2017 or the date of our 2017 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2017 Annual Meeting of Stockholders. Selling or otherwise issuing shares of FIC’s common stock below its then current net asset value per share would result in a dilution of FIC’s existing common stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25.0% of FIC’s then outstanding common stock immediately prior to each such sale. We do not intend to sell or otherwise issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so. The level of net asset value dilution that could result from such an offering is not limited.

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

On June 2, 2016, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a discount from net asset value per share, as long as the cumulative number of shares sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale, for a period of one year ending on the earlier of June 2, 2017 or the date of our 2017 Annual Meeting of Stockholders. Our stockholders will be asked to vote on a similar proposal at our 2017 Annual Meeting of Stockholders. If we sell or otherwise issue shares of our common stock at a discount to net asset value, it will pose a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuances or sale. In addition, such issuances or sales may adversely affect the price at which our common stock trades. For additional information and hypothetical examples of these risks, see “Sales of Common Stock Below Net Asset Value,” and for actual dilution illustrations specific to an offering, see the prospectus supplement pursuant to which such sale is made.

Our net asset value may have changed significantly since our last valuation.

Our board of directors determines the fair value of our portfolio investments on a quarterly basis based on input from our investment advisor, our audit committee and, as to certain of our investments, a third party independent valuation firm. While the board of directors will review our net asset value per share in connection with any offering, it will not always have the benefit of input from the independent valuation firm when it does so. The fair value of various individual investments in our portfolio and/or the aggregate fair value of our investments may change significantly over time. If the fair value of our investment portfolio at December 31, 2017 is less than the fair value at the time of an offering during 2017, then we may record an unrealized loss on our investment portfolio and may report a lower net asset value per share than will be reflected in the Selected Consolidated Financial Data and the financial statements included in the prospectus supplement of that offering. If the fair value of our investment portfolio at December 31, 2017 is greater than the fair value at the time of an offering during 2017, we may record an unrealized gain on our investment portfolio and may report a greater net asset value per share than so reflected in the prospectus supplement of that offering. Upon publication of this information in connection with our announcement of operating results for our fiscal year ended December 31, 2017, the market price of our common stock may fluctuate materially, and may be substantially less than the price per share you pay for our common stock in an offering.

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

As of February 28, 2017, we had 22,446,076 shares of common stock outstanding. Sales of substantial amounts of our common stock, or the availability of shares for sale, could adversely affect the prevailing market price of our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 1603 Orrington Avenue, Suite 1005, Evanston, Illinois 60201, and are provided by our investment advisor pursuant to the Administration Agreement. Our investment advisor also maintains additional office space at 227 West Trade Street Suite 1910 Charlotte, North Carolina 28202 and 1140 Avenue of the Americas, Suite 1500, New York, New York 10036. We believe that our office facilities are suitable and adequate to our business as we contemplate conducting it.

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

Period	NAV (1)	High Closing Sales Price	Low Closing Sales Price	Premium / (Discount) of High Sales Price to NAV (2)	Premium / (Discount) of Low Sales Price to NAV (2)	Distributions Per Share (3)
Year ended December 31, 2016
First Quarter	$15.25	$15.51	$11.91	1.7%	(21.9)%	$0.39
Second Quarter	15.52	15.96	14.70	2.8	(5.3)	0.39
Third Quarter	15.58	16.33	15.22	4.8	(2.3)	0.39
Fourth Quarter	15.76	17.07	14.62	8.3	(7.2)	0.43
Year ended December 31, 2015
First Quarter	15.18	17.02	14.40	12.1	(5.1)	0.38
Second Quarter	15.18	16.90	14.90	11.3	(1.8)	0.40
Third Quarter	15.12	15.51	13.65	2.6	(9.7)	0.39
Fourth Quarter	15.17	14.80	13.11	(2.4)	(13.6)	0.43

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.
(2)	Calculated as the difference between the respective high or low closing sales price and the quarter end net asset value divided by the quarter end net asset value.
(3)	Represents the regular and special, if applicable, distribution declared in the specified quarter. We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. See “Dividend Reinvestment Plan.”

The last reported price for our common stock on February 28, 2017 was $16.79 per share. As of February 28, 2017, we had 19 stockholders of record.

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

On February 14, 2017, our board of directors declared a regular quarterly dividend of $0.39 per share payable on March 24, 2017 to holders of record as of March 10, 2017.

There were no deemed distributions during the years 2014, 2015 or 2016.

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

The tax character of distributions declared and paid in 2016 is described in Note 12 to our consolidated financial statements.

Stock Performance Graph

This graph compares the stockholder return on our common stock from December 31, 2011 to December 31, 2016 with that of the Russell 2000 Financial Services Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on December 31, 2011, $100 was invested in our common stock, the Russell 2000 Financial Services Index, and the Standard & Poor’s 500 Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Recent Sales of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended December 31, 2016.

Issuer Purchases of Equity Securities

We have an open market stock repurchase program (the “Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On November 1, 2016, the Board extended the Program through December 31, 2017, or until the approved dollar amount has been used to repurchase shares. The Program does not require us to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Program. The Program may be suspended, extended, modified or discontinued at any time. We did not make any repurchases of common stock during the years ended December 31, 2016 or 2015.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data of FIC and its subsidiaries, including the Funds, as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, is derived from the consolidated financial statements that have been audited by RSM US LLP, an independent registered public accounting firm. This financial data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in Thousands)
Statement of operations data:
Total investment income	$60,229	$54,269	$46,116	$41,792	$33,849
Interest and financing expenses	10,594	9,428	7,507	7,076	6,422
Base management fee	8,254	7,545	5,899	5,261	4,237
Incentive fee	10,369	6,481	4,857	6,792	4,839
All other expenses	3,986	3,932	4,189	3,121	2,660

Net investment income before income taxes	27,026	26,883	23,664	19,542	15,691
Income tax provision	425	390	383	246	4

Net investment income	26,601	26,493	23,281	19,296	15,687
Net realized (losses) gains on investments	(13,835)	9,531	(17,029)	30,588	1,975
Net change in unrealized appreciation (depreciation) on investments	29,009	(10,086)	13,250	(22,188)	1,749
Income tax (provision) benefit on realized gains on investments	(205)	39	(17)	(493)	—

Net increase in net assets resulting from operations	$41,570	$25,977	$19,485	$27,203	$19,411

Per share data:
Net asset value (at end of period)	$15.76	$15.17	$15.16	$15.35	$15.32
Net investment income	$1.45	$1.64	$1.62	$1.43	$1.54
Net gain (loss) on investments	$0.82	$(0.04)	$(0.26)	$0.58	$0.37
Net increase in net assets resulting from operations	$2.27	$1.60	$1.36	$2.01	$1.91
Dividends	$1.60	$1.60	$1.72	$1.94	$1.46
Other data:
Weighted average annual yield on debt investments (1)	13.1%	13.3%	13.4%	14.5%	15.3%
Number of portfolio companies at year end	57	53	42	37	30
Expense ratios (as percentage of average net assets):
Operating expenses	7.8%	7.3%	6.7%	7.2%	7.4%
Interest expense	3.7%	3.8%	3.4%	3.4%	4.1%

(1)	Weighted average yields are computed using the effective interest rates for debt investments at cost as of the period end date, including accretion of original issue discount and loan origination fees, but excluding debt investments on non-accrual status, if any.

	As of December 31,
	2016	2015	2014	2013	2012
	(Dollars in Thousands)
Statement of assets and liabilities data:
Total investments, at fair value	$524,454	$443,269	$396,355	$306,981	$274,249
Total assets	586,742	485,540	435,587	367,262	333,849
Borrowings	224,000	229,000	183,500	144,500	144,500
Total net assets	353,785	247,362	243,263	211,125	183,091

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

FIC was formed as a Maryland corporation on February 14, 2011. We completed our initial public offering, or IPO, in June 2011.

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

Fund I received its SBIC license on October 22, 2007 and Fund II received its SBIC license on May 28, 2013. We plan to continue to operate the Funds as SBICs, subject to SBA approval, and to utilize the proceeds of the sale of SBA-guaranteed debentures to enhance returns to our stockholders. We have also made, and continue to make, investments directly through FIC. We believe that utilizing FIC and the Funds as investment vehicles provides us with access to a broader array of investment opportunities. Based on the current capitalization of the Funds, we have approximately $51.0 million of remaining borrowing capacity under the SBIC Debenture Program and intend to fully utilize such capacity over the ensuing 12-18 months.

Revenues: We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on equity investments. Our debt investments, whether in the form of mezzanine, senior secured or unitranche loans, typically have terms of five to seven years and bear interest at a fixed rate but may bear interest at a floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity dates, which may include prepayment penalties. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity may reflect the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or PIK interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, or structuring fees and fees for providing managerial assistance. Debt investment origination fees, original issue discount and market discount or premium, if any, are capitalized, and we accrete or amortize such amounts into interest income. We record prepayment premiums on loans as fee income. Interest and dividend income is recorded on the accrual basis to the extent that we expect to collect such amounts. Debt investments or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. See “Critical Accounting Policies and Use of Estimates — Revenue Recognition.” Interest is accrued daily based on the outstanding principal amount and the contractual terms of the debt. Dividend income is recorded as dividends are declared or at the point an obligation exists for the portfolio company to make a distribution, and is generally recognized when received. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is a distribution of earnings or a return of capital. Distributions of earnings are included in dividend income while a return of capital is recorded as a reduction in the cost basis of the investment. Estimates are adjusted as necessary when the relevant tax forms are received from the portfolio company.

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

•

fees and expenses incurred by our investment advisor under the Investment Advisory Agreement or payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments, including “dead deal” costs;

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

Portfolio Composition, Investment Activity and Yield

During the year ended December 31, 2016, we invested $197.8 million in debt and equity investments, including 13 new portfolio companies. These investments consisted of subordinated notes ($143.4 million, or 72.5%), senior secured loans ($37.5 million, or 18.9%), equity securities ($16.6 million, or 8.4%) and warrant securities ($0.3 million, or 0.2%). During the year ended December 31, 2016 we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $137.5 million.

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

As of December 31, 2016, the fair value of our investment portfolio totaled $524.5 million and consisted of 53 active portfolio companies and four portfolio companies that have sold their underlying operations. As of December 31, 2016, one debt investment bore interest at a variable rate, which represented $8.2 million of our portfolio on a fair value basis, and the remainder of our debt portfolio was comprised of fixed rate investments. Overall, the portfolio had net unrealized appreciation of $23.9 million as of December 31, 2016. As of December 31, 2016, our average active portfolio company investment at amortized cost was $9.4 million, which excludes investments in the four portfolio companies that have sold their underlying operations.

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

The weighted average yield on debt investments as of December 31, 2016 and December 31, 2015 was 13.1% and 13.3%, respectively. The weighted average yields were computed using the effective interest rates for debt investments at cost as of both December 31, 2016 and 2015, including the accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any. The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments:

	Fair Value				Cost
	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
	(dollars in thousands)
Subordinated notes	$363,646	69.4%	$300,467	67.8%	$364,543	72.9%	$309,899	69.2%
Senior secured loans	79,758	15.2	88,485	20.0	83,426	16.7	88,505	19.7
Equity	70,849	13.5	44,899	10.1	45,207	9.0	42,651	9.5
Warrants	10,201	1.9	9,233	2.1	7,153	1.4	7,098	1.6
Royalty rights	—	—	185	—	185	—	185	—

Total	$524,454	100.0%	$443,269	100.0%	$500,514	100.0%	$448,338	100.0%

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
	(dollars in thousands)
Midwest	$166,412	31.6%	$119,291	26.8%	$153,456	30.7%	$116,015	25.9%
Southeast	122,633	23.4	107,975	24.4	130,107	26.0	113,430	25.3
Northeast	98,470	18.8	93,430	21.1	94,481	18.9	92,492	20.6
West	73,703	14.1	84,648	19.1	63,717	12.7	77,028	17.2
Southwest	63,236	12.1	37,925	8.6	58,753	11.7	49,373	11.0

Total	$524,454	100.0%	$443,269	100.0%	$500,514	100.0%	$448,338	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Aerospace & defense manufacturing	11.7%	10.5%	11.1%	8.7%
Healthcare products	11.1	11.4	9.3	10.4
Transportation services	8.9	8.1	8.4	7.6
Healthcare services	8.0	11.1	8.5	11.2
Business services	7.1	5.4	7.9	5.7
Building products manufacturing	5.7	4.0	5.6	3.6
Specialty distribution	5.0	8.0	5.0	7.7
Information technology services	4.5	3.0	4.8	3.2
Vending equipment manufacturing	3.7	0.8	3.9	0.9
Utility equipment manufacturing	3.5	4.6	3.7	4.6
Component manufacturing	3.5	3.8	3.7	4.0
Packaging	3.3	—	3.5	—
Capital equipment manufacturing	2.9	—	3.0	—
Oil & gas services	2.8	3.7	2.9	4.5

	Fair Value		Cost
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Consumer products	2.6	5.1	2.2	5.0
Industrial cleaning & coatings	2.4	3.9	2.7	4.1
Promotional products	2.4	—	2.4	—
Printing services	2.1	2.2	2.2	2.3
Retail	1.7	0.3	1.5	0.2
Specialty chemicals	1.6	1.7	1.8	1.9
Restaurants	1.5	2.0	1.9	2.0
Laundry services	1.4	1.5	1.3	1.4
Oil & gas distribution	1.1	—	1.2	—
Apparel distribution	1.1	1.3	1.2	1.3
Electronic components supplier	0.4	0.4	0.3	0.3
Financial services	—	3.1	—	2.8
Safety products manufacturing	—	2.4	—	2.4
Telecommunication services	—	1.4	—	1.3
Commercial cleaning	—	0.2	—	0.2
Retail cleaning	—	0.1	—	2.7
Specialty cracker manufacturing	—	—	—	—

Total	100.0%	100.0%	100.0%	100.0%

Portfolio Asset Quality

In addition to various risk management and monitoring tools, our investment advisor uses an internally developed investment rating system to characterize and monitor the credit profile and our expected level of returns on each investment in our portfolio. We use a five-level numeric rating scale. The following is a description of the conditions associated with each investment rating:

•

Investment Rating 1 is used for investments that involve the least amount of risk in our portfolio. The portfolio company is performing above expectations, the debt investment is expected to be paid in the near term and the trends and risk factors are favorable, and may include an expected capital gain.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of December 31, 2016 and 2015:

	Fair Value				Cost
Investment Rating	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
	(dollars in thousands)
1	$91,705	17.5%	$77,875	17.6%	$58,967	11.8%	$63,339	14.1%
2	371,506	70.9	268,285	60.4	366,697	73.3	262,727	58.6
3	38,905	7.4	95,981	21.7	44,510	8.9	103,369	23.1
4	22,085	4.2	1,128	0.3	28,194	5.6	6,874	1.5
5	253	—	—	—	2,146	0.4	12,029	2.7

Total	$524,454	100.0%	$443,269	100.0%	$500,514	100.0%	$448,338	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of both December 31, 2016 and 2015 was 2.0 on a fair value basis.

Non-Accrual

As of December 31, 2016, we had no investments on non-accrual status. As of December 31, 2015, we had debt investments in one portfolio company on non-accrual status, which had an aggregate cost and fair value of $5.2 million and $0.6 million, respectively. For the year ended December 31, 2015, we recognized unrealized depreciation on non-accrual investments of $4.4 million.

Discussion and Analysis of Results of Operations

Comparison of fiscal years ended December 31, 2016 and December 31, 2015

Investment Income

For the year ended December 31, 2016, total investment income was $60.2 million, an increase of $5.9 million, or 10.9%, over the $54.3 million of total investment income for the year ended December 31, 2015. The increase was attributable to a $2.1 million increase in interest income resulting from higher average debt investment balances outstanding during 2016 as compared to 2015, $1.0 million increase in fee income resulting from a higher level of investment activity during 2016 as compared to 2015, and a $2.7 million increase in dividend income due to increased levels of distributions received from equity investments during 2016 as compared to 2015.

Expenses

For the year ended December 31, 2016, total expenses, including income tax provision, were $33.6 million, an increase of $5.8 million or 20.9%, over the $27.8 million of total expenses, including income tax provision, for the year ended December 31, 2015. Interest and financing expenses for the year ended December 31, 2016 were $10.6 million, an increase of $1.2 million or 12.8%, compared to $9.4 million for the year ended December 31, 2015 as a result of higher average balances of debt outstanding during 2016 as compared to 2015. The base management fee increased $0.8 million, or 10.7%, to $8.3 million for the year ended December 31, 2016 due to higher average total assets during 2016 as compared to 2015. The incentive fee for the year ended December 31, 2016 was $10.4 million, a $3.9 million, or 60.0%, increase from the $6.5 million incentive fee for the year ended December 31, 2015, which was primarily the result of accruing $3.0 million of capital gains incentive fee during 2016, as compared to reversal of $(0.1) million of capital gains incentive fee during 2015. The administrative service fee, professional fees and other general and administrative expenses totaled $3.9 million for both the years ended December 31, 2016 and 2015.

Net Investment Income

Net investment income for the year ended December 31, 2016 was $26.6 million, an increase of $0.1 million, or 0.4%, compared to net investment income of $26.5 million during the year ended December 31, 2015, as a result of the $5.9 million increase in total investment income compared to only a $5.8 million increase in total expenses, including income tax provision.

Net Increase in Net Assets Resulting From Operations

For the year ended December 31, 2016, the total net realized (loss) on investments was $(13.8) million, excluding income tax provision from realized gains on investments. Significant realized gains and (losses) for the year ended December 31, 2016 are summarized below:

Portfolio Company	Realization Event	Net Realized Gains (Losses) (in millions)
Carlson Systems Holdings, Inc.	Distribution related to sale of operations	$4.1
Lightning Diversion Systems, LLC	Distribution	1.1
Premium Franchise Brands, LLC	Exit of portfolio company	1.1
National Truck Protection Co., Inc.	Exit of portfolio company	1.0
Safety Products Group, LLC	Distribution related to sale of operations	0.5
Westminster Cracker Company, Inc.	Distribution related to sale of operations	0.2
Connect-Air International, Inc.	Escrow distribution	0.2
Continental Anesthesia Management, LLC	Exit of portfolio company	(0.3)
Channel Technologies Group, LLC	Exit of portfolio company	(0.9)
Pinnergy, Ltd.	Restructuring	(8.9)
Paramount Building Solutions, LLC	Exit of portfolio company	(12.0)
Other		0.1

Total		$(13.8)

For the year ended December 31, 2015, the total net realized gain on investments was $9.5 million. Significant realized gains (losses) for the year ended December 31, 2015 are summarized below:

Portfolio Company	Realization Event	Net Realized Gains (Losses) (in millions)
Connect-Air International, Inc.	Exit of portfolio company	$5.5
ACFP Acquisition Company, Inc.	Distribution related to sale of operations	2.3
Westminster Cracker Company, Inc.	Distribution related to sale of operations	1.5
Acentia, LLC	Exit of portfolio company	<(0.1)
Other		0.2

Total		$9.5

During the year ended December 31, 2016, we recorded a net change in unrealized appreciation on investments of $29.0 million attributable to (i) the reversal of net unrealized depreciation of $21.5 million related to the exit, sale or restructuring of investments, resulting in unrealized appreciation, (ii) net unrealized depreciation of $10.3 million on debt investments and (iii) net unrealized appreciation of $17.8 million on equity investments. During the year ended December 31, 2015, we recorded a net change in unrealized depreciation on investments of $10.1 million attributable to (i) the reversal of net unrealized appreciation on investments of $4.7 million related to the exit or sale of investments, resulting in unrealized depreciation, (ii) net unrealized depreciation of $9.3 million on debt investments and (iii) net unrealized appreciation of $3.9 million on equity investments.

During the year ended December 31, 2016, we recorded $(0.2) million of income tax provision for realized gains on investments. During the year ended December 31, 2015, no income tax provision for realized gains on investments was recorded.

As a result of these events, our net increase in net assets resulting from operations during the year ended December 31, 2016 was $41.6 million, an increase of $15.6 million, or 60.0%, compared to a net increase in net assets resulting from operations of $26.0 million during the year ended December 31, 2015.

Comparison of years ended December 31, 2015 and December 31, 2014

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

Liquidity and Capital Resources

As of December 31, 2016, we had $57.1 million in cash and cash equivalents and our net assets totaled $353.8 million. We believe that our current cash and cash equivalents on hand, our continued access to SBA-guaranteed debentures, our Credit Facility and our anticipated cash flows from operations will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of securities (including the ATM Program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. Additionally, certain of our SBA debentures begin to mature in 2018, which will require repayment on or before the respective maturity dates.

Cash Flows

For the year ended December 31, 2016, we experienced a net increase in cash and cash equivalents of $25.4 million. During that period, we used $33.6 million of cash for operating activities, which included $197.8 million used for purchases of investments, which is partially offset by proceeds of $137.5 million from sales and repayments of investments. During the same period, we received net proceeds from secondary offerings of shares of our common stock off of our effective shelf registration statement of $94.7 million and proceeds from the issuances of SBA debenture of $10.5 million, which were partially offset by net repayment of borrowings under the Credit Facility of $15.5 million, cash dividends paid to stockholders of $29.9 million and the payment of deferred financing costs of $0.8 million.

For the year ended December 31, 2015, we experienced a net increase in cash and cash equivalents in the amount of $2.3 million. During that period, we used $19.5 million of cash for operating activities, primarily for the funding of $136.4 million of investments, which was partially offset by the proceeds from sales and repayments of investments of $94.7 million. During the same period, we received $21.8 million for financing activities resulting from proceeds received from stock offerings, net of expenses, of $3.2 million, proceeds from the issuance of SBA debentures of $40.0 million and net borrowings under the Credit Facility of $5.5 million, which were partially offset by cash dividends paid to stockholders of $25.0 million and the payment of deferred financing costs of $1.8 million.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of additional debt and equity capital.

The Funds are licensed SBICs, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $150.0 million, whichever is less. For three or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of December 31, 2016, Fund I had $150.0 million of outstanding SBA debentures and cannot issue additional SBA debentures. As of December 31, 2016, Fund II had $74.0 million of outstanding SBA debentures. Fund II has the current capacity to issue up to an additional $51.0 million of SBA debentures. Subject to SBA regulatory requirements and approval, we may access up to $75.0 million of additional SBA debentures under the SBIC Debenture Program. For more information on the SBA debentures, please see Note 6 to our consolidated financial statements.

In June 2014, we entered into the Credit Facility to provide additional funding for our investment and operational activities. The Credit Facility, which matures on June 16, 2018, had an initial commitment of $30.0 million and an accordion feature that allows for an increase in the total commitments up to $75.0 million, subject to certain customary conditions. The Credit Facility is secured by substantially all of our assets, excluding the assets of the Funds.

On December 19, 2014, we amended the Credit Facility to (i) increase the commitment from $30.0 million to $50.0 million (ii) allow FIC to buy-back up to $10.0 million of our common stock subject to the satisfaction of specified financial covenants and conditions. The Credit Facility continues to have an accordion feature which allows for an increase in the total commitment up to $75.0 million.

Amounts available to borrow under the Credit Facility are subject to a minimum borrowing/collateral base that applies an advance rate to certain portfolio investments. We are subject to limitations with respect to the investments securing the Credit Facility, including, but not limited to, restrictions on sector concentrations, loan size, transferability, payment frequency and status and collateral interests, as well as restrictions on portfolio company leverage, which may also affect the borrowing base and therefore amounts available to borrow.

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

We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of December 31, 2016, we were in compliance with all covenants of the Credit Facility and there were no borrowings outstanding under the Credit Facility.

As of December 31, 2016, the weighted average interest rate for all SBA debentures and borrowings outstanding under the Credit Facility was 4.1%.

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

Stock repurchase plan

We have an open market stock repurchase program (the “Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On November 1, 2016, the Board extended the Program through December 31, 2017, or until the approved dollar amount has been used to repurchase shares. The Program does not require us to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Program. The Program may be suspended, extended, modified or discontinued at any time. We did not make any repurchases of common stock during the years ended December 31, 2016 or 2015.

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

•

our board of directors engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result it is not in our stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where we determine that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. Our board of directors consulted with the independent valuation firm(s) in arriving at our determination of fair value for 13 and 16 of our portfolio company investments representing 30.5% and 43.0% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended December 31, 2016 and 2015, respectively) as of December 31, 2016 and 2015, respectively;

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

Interest and dividend income. Interest and dividend income are recorded on the accrual basis to the extent that we expect to collect such amounts. Interest is accrued daily based on the outstanding principal amount and the contractual terms of the debt. Dividend income is recorded as dividends are declared or at the point an obligation exists for the portfolio company to make a distribution, and is generally recognized when received. Distributions from portfolio companies are evaluated to determine if the distribution is a distribution of earnings or a return of capital. Distributions of earnings are included in dividend income while a return of capital is recorded as a reduction in the cost basis of the investment. Estimates are adjusted as necessary when the relevant tax forms are received from the portfolio company.

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

Warrants. In connection with our debt investments, we will sometimes receive warrants or other equity-related securities (Warrants). We determine the cost basis of Warrants based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and Warrants received. Any resulting difference between the face amount of the debt and its recorded fair value resulting from the assignment of value to the Warrants is treated as original issue discount, or OID, and accreted into interest income using the effective interest method over the term of the debt investment.

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

We also typically receive loan origination or closing fees in connection with investments. Such loan origination and closing fees are capitalized as unearned income and offset against investment cost basis on our consolidated statements of assets and liabilities and accreted into income over the term of the investment.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09, such that the guidance is effective for annual and interim reporting periods beginning after December 15, 2017 and early application is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact this ASU will have on our consolidated financial position or disclosures, but we do not expect the impact to be material.

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis, which amends the criteria for determining which entities are considered variable interest entities (“VIEs”), amends the criteria for determining if a service provider possesses a variable interest in a VIE and ends the deferral granted to investment companies for application of the VIE consolidation model. We adopted ASU 2015-02 as of January 1, 2016. The adoption of ASU 2015-02 had no material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. We adopted ASU 2015-03 as of January 1, 2016. The adoption of ASU 2015-03 had no material impact on our consolidated financial statements other than corresponding reductions to total assets and total liabilities on the consolidated statements of assets and liabilities. Prior to adoption, we recorded deferred financing costs as an asset on the consolidated statements of assets and liabilities. Upon adoption of ASU 2015-03, we reclassified these deferred costs to a direct offset of the related debt liability on the consolidated statements of assets and liabilities. The new guidance will be applied retrospectively to each prior period presented. We reclassified the

$4.9 million of deferred financing costs presented as an asset as of December 31, 2015 to a direct offset of the related debt liabilities as of such date on the consolidated statements of assets and liabilities.

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

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements, which includes minor corrections and clarifications that affect a wide variety of topics in the Accounting Standards Codification, including an amendment to Topic 820, Fair Value Measurement, which clarifies the difference between a valuation approach and a valuation technique when applying the guidance of that Topic. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. The transition guidance for the Topic 820 amendment must be applied prospectively because it could potentially involve the use of hindsight that includes fair value measurements. The guidance is effective for fiscal years, and interim periods within those fiscal years, for all entities beginning after December 15, 2016. Early application is permitted for any fiscal year or interim period for which the entity’s financial statements have not yet been issued. We are currently evaluating the impact this ASU will have on our consolidated financial position or disclosures.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. We had off-balance sheet arrangements consisting of outstanding commitments to fund various undrawn revolving loans and other credit facilities totaling $6.6 million and $10.2 million as of December 31, 2016 and 2015, respectively. Such outstanding commitments are summarized in the following table (dollars in thousands):

	December 31, 2016		December 31, 2015
Portfolio Company — Investment	Total Commitment	Unfunded Commitment	Total Commitment	Unfunded Commitment
FAR Research Inc. — Revolving Loan	$1,750	$1,614	$1,750	$1,614
Inflexxion, Inc. — Revolving Loan	500	350	1,000	850
inthinc Technology Solutions, Inc. — Subordinated Note	5,000	1,000	5,000	1,000
Lightning Diversion Systems, LLC — Revolving Loan	250	250	1,000	1,000
Microbiology Research Associates, Inc. — Revolving Loan	—	—	500	500
Oaktree Medical Centre, P.C. — Revolving Loan	2,500	—	500	250
Restaurant Finance Co, LLC — Senior Secured Loan	—	—	10,500	1,936
Safety Products Group, LLC — Common Equity	2,852	2,852	—	—
SES Investors, LLC — Revolving Loan	1,500	500	—	—
Vanguard Dealer Services, L.L.C. — Subordinated Note	—	—	9,850	2,500
X5 Opco LLC — Revolving Loan	—	—	500	500

Total	$14,352	$6,566	$30,600	$10,150

Additional detail for each of the commitments above is provided in the Company’s consolidated schedules of investments.

Contractual Obligations

As of December 31, 2016, our future fixed commitments for cash payments are as follows:

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(Dollars in thousands)
SBA debentures	$224,000	$—	$66,450	$30,300	$127,250
Interest due on SBA debentures	46,061	9,136	15,046	9,417	12,462
Credit Facility borrowings	—	—	—	—	—
Interest and fees due on Credit Facility (1)	820	546	274	—	—

Total	$270,881	$9,682	$81,770	$39,717	$139,712

(1)	Amounts represent (i) commitment fees on the unused portion of the Credit Facility calculated at a rate of 1.0% of the unused amount as of December 31, 2016, which was $50.0 million and (ii) an annual agency fees due to the Credit Facility administrative agent. The stated maturity date of the Credit Facility is June 16, 2018, which may be extended by mutual agreement.

We have certain contracts under which we have material future commitments. We entered into the Investment Advisory Agreement with our investment advisor in accordance with the 1940 Act. Under the Investment Advisory Agreement, our investment advisor provides us with investment advisory and management services. We pay the following amounts for these services (a) a management fee equal to a percentage of the average of our total assets (excluding cash and cash equivalents) and (b) an incentive fee based on our performance. See “Business — Management and Other Agreements — Investment Advisory Agreement —Management Fee.”

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

•	Edward H. Ross, our Chairman and Chief Executive Officer, and Thomas C. Lauer, our President, are managers of Fidus Investment Advisors, LLC. In May 2015, Fidus Investment Advisors, LLC entered

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

While we may co-invest with investment entities managed by our investment advisor or its affiliates, to the extent permitted by the 1940 Act and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investment. The SEC staff has granted us relief sought in an exemptive application that expands our ability to co-invest in portfolio companies with other funds managed by our investment advisor or its affiliates (“Affiliated Funds”) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) or our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.

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

Recent Developments

On January 4, 2017, we invested $12.3 million in subordinated notes and common equity of Revenue Management Solutions, LLC, a leading provider of services that match, reconcile, and facilitate the posting of healthcare payments received against submitted claims from healthcare providers, benefit managers, and billing companies.

On February 3, 2017, we exited our debt and equity investments in Worldwide Express Operations, LLC (“Worldwide Express”). We received payment in full on our subordinated note, including a prepayment penalty, and sold a portion of our equity for a realized gain, net of estimated taxes, of approximately $5.0 million. Concurrently, we rolled over $4.0 million of our equity investment into a new equity investment in the portfolio company. On February 27, 2017, we invested $10.0 million in a subordinated note of Worldwide Express.

On February 14, 2017, the Board declared a regular quarterly dividend of $0.39 per share payable on March 24, 2017 to stockholders of record as of March 10, 2017.

On February 28, 2017, we repaid $24.8 million of SBA debentures with an interest rate of 6.2% which would have matured on March 1, 2018.

On February 28, 2017, we invested $10.5 million in subordinated notes and common equity of TransGo, LLC, a specialty manufacturer and designer of aftermarket automotive transmission parts and repair kits.

On February 28, 2017, we exited our debt investment in Grindmaster Corporation. We received payment in full on our subordinated note, including a prepayment penalty.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. As of December 31, 2016 and 2015, one debt investment bore interest at a variable rate, which represented $8.2 million and $8.9 million of our portfolio on a fair value basis, respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Assuming that the consolidated statements of assets and liabilities as of December 31, 2016 and 2015 were to remain constant, a hypothetical 100 basis point change in interest rates would not have a material effect on our level of interest income from debt investments. Our pooled SBA debentures bear interest at fixed rates. Our Credit Facility bears interest, subject to our election, on a per annum basis equal to (i) the alternate base rate plus 2.5% or (ii) the applicable LIBOR, which varies depending on the period of the borrowing under the Credit Facility, plus 3.5%. The alternate base rate is equal to the greater of (i) prime rate, (ii) the federal funds rate plus 0.5% or (iii) the three-month LIBOR plus 1.0%.

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

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Fidus Investment Corporation and Subsidiaries

We have audited Fidus Investment Corporation and Subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Fidus Investment Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Fidus Investment Corporation and Subsidiaries as of December 31, 2016 and 2015 , and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2016, and our report dated March 2, 2017 expressed an unqualified opinion.

/s/ RSM US LLP

Chicago, Illinois

March 2, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Fidus Investment Corporation and Subsidiaries

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Fidus Investment Corporation and Subsidiaries (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of December 31, 2016 and 2015, by correspondence with the custodian, loan agent, or borrower or by other appropriate procedures where replies from the custodian, loan agent or borrower were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fidus Investment Corporation and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fidus Investment Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 2, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ RSM US LLP

Chicago, Illinois

March 2, 2017

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	December 31, 2016	December 31, 2015
ASSETS
Investments, at fair value
Control investments (cost: $0 and $12,042, respectively)	$—	$618
Affiliate investments (cost: $113,995 and $105,930, respectively)	132,013	111,846
Non-control/non-affiliate investments (cost: $386,519 and $330,366, respectively)	392,441	330,805

Total investments, at fair value (cost: $500,514 and $448,338, respectively)	524,454	443,269
Cash and cash equivalents	57,083	31,657
Interest receivable	4,407	4,520
Prepaid expenses and other assets	798	1,222

Total assets	$586,742	$480,668

LIABILITIES
SBA debentures, net of deferred financing costs (Note 6)	$219,901	$209,394
Borrowings under credit facility, net of deferred financing costs (Note 6)	(462)	14,734
Accrued interest and fees payable	3,122	2,840
Due to affiliates	9,400	5,762
Taxes payable	555	400
Accounts payable and other liabilities	441	176

Total liabilities	232,957	233,306

Commitments and contingencies (Note 7)

NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 22,446,076 and 16,300,732 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively)	22	16
Additional paid-in capital	340,101	246,307
Undistributed net investment income	9,626	13,887
Accumulated net realized gain (loss) on investments, net of taxes and distributions	(19,908)	(6,145)
Accumulated net unrealized appreciation (depreciation) on investments	23,944	(6,703)

Total net assets	353,785	247,362

Total liabilities and net assets	$586,742	$480,668

Net asset value per common share	$15.76	$15.17

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations

(in thousands, except shares and per share data)

	Years Ended December 31,
	2016	2015	2014
Investment Income:
Interest income
Control investments	$—	$220	$86
Affiliate investments	11,012	10,400	9,738
Non-control/non-affiliate investments	41,735	39,973	30,473

Total interest income	52,747	50,593	40,297
Dividend income
Affiliate investments	1,767	412	150
Non-control/non-affiliate investments	1,890	548	1,865

Total dividend income	3,657	960	2,015
Fee income
Affiliate investments	339	591	584
Non-control/non-affiliate investments	3,354	2,072	3,193

Total fee income	3,693	2,663	3,777
Interest on idle funds and other income	132	53	27

Total investment income	60,229	54,269	46,116

Expenses:
Interest and financing expenses	10,594	9,428	7,507
Base management fee	8,254	7,545	5,899
Incentive fee	10,369	6,481	4,857
Administrative service expenses	1,422	1,465	1,772
Professional fees	1,337	1,255	1,182
Other general and administrative expenses	1,227	1,212	1,235

Total expenses	33,203	27,386	22,452

Net investment income before income taxes	27,026	26,883	23,664
Income tax provision	425	390	383

Net investment income	26,601	26,493	23,281

Net realized and unrealized gains (losses) on investments:
Net realized gains (losses) on control investments	(12,041)	—	—
Net realized gains (losses) on affiliates investments	713	1,686	(12,121)
Net realized gains (losses) on non-control/non-affiliate investments	(2,507)	7,845	(4,908)
Net change in unrealized appreciation (depreciation) on investments	29,009	(10,086)	13,250
Income tax benefit (provision) from realized gains on investments	(205)	39	(17)

Net gain (loss) on investments	14,969	(516)	(3,796)

Net increase in net assets resulting from operations	$41,570	$25,977	$19,485

Per common share data:
Net investment income per share-basic and diluted	$1.45	$1.64	$1.62

Net increase in net assets resulting from operations per share-basic and diluted	$2.27	$1.60	$1.36

Dividends declared per share	$1.60	$1.60	$1.72

Weighted average number of shares outstanding-basic and diluted	18,283,715	16,201,449	14,346,438

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets

(in thousands, except shares)

	Common Stock		Additional paid in capital	Undistributed net investment income	Accumulated net realized (loss) on investments, net of taxes and distributions	Accumulated net unrealized (depreciation) appreciation on investments	Total net assets
	Number of shares	Par value
Balances at December 31, 2013	13,755,232	$14	$206,123	$3,221	$11,212	$(9,445)	$211,125
Public offerings of common stock, net of expenses (Note 8)	2,241,767	2	36,540	—	—	—	36,542
Shares issued under dividend reinvestment plan	54,038	—	935	—	—	—	935
Net increase in net assets resulting from operations	—	—	—	23,281	(17,046)	13,250	19,485
Dividends declared	—	—	—	(14,435)	(10,389)	—	(24,824)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(590)	366	224	—	—

Balances at December 31, 2014	16,051,037	$16	$243,008	$12,433	$(15,999)	$3,805	$243,263
Public offerings of common stock, net of expenses (Note 8)	190,623	—	3,170	—	—	—	3,170
Shares issued under dividend reinvestment plan	59,072	—	899	—	—	—	899
Net increase in net assets resulting from operations	—	—	—	26,493	9,992	(10,508)	25,977
Dividends declared	—	—	—	(25,947)	—	—	(25,947)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(770)	908	(138)	—	—

Balances at December 31, 2015	16,300,732	$16	$246,307	$13,887	$(6,145)	$(6,703)	$247,362
Public offerings of common stock, net of expenses (Note 8)	6,095,000	6	94,706	—	—	—	94,712
Shares issued under dividend reinvestment plan	50,344	—	788	—	—	—	788
Net increase in net assets resulting from operations	—	—	—	26,601	(15,678)	30,647	41,570
Dividends declared	—	—	—	(30,647)	—	—	(30,647)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(1,700)	(215)	1,915	—	—

Balances at December 31, 2016	22,446,076	$22	$340,101	$9,626	$(19,908)	$23,944	$353,785

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$41,570	$25,977	$19,485
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used for) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(29,009)	10,086	(13,250)
Net realized loss (gain) on investments	13,835	(9,531)	17,029
Interest and dividend income paid-in-kind	(5,380)	(5,170)	(5,617)
Accretion of original issue discount	(234)	(578)	(643)
Accretion of loan origination fees	(1,128)	(797)	(529)
Purchase of investments	(197,801)	(136,380)	(149,814)
Proceeds from sales and repayments of investments	137,508	94,686	62,643
Proceeds from loan origination fees	1,024	770	807
Amortization of deferred financing costs	1,112	1,010	681
Changes in operating assets and liabilities:
Interest receivable	113	(60)	(1,973)
Prepaid expenses and other assets	424	(335)	337
Accrued interest and fees payable	282	487	155
Due to affiliates	3,638	367	(187)
Taxes payable	155	72	(356)
Accounts payable and other liabilities	265	(72)	(38)

Net cash (used for) operating activities	(33,626)	(19,468)	(71,270)

Cash Flows from Financing Activities:
Proceeds from stock offerings, net of expenses	94,712	3,170	36,542
Proceeds received from SBA debentures	10,500	40,000	29,000
Proceeds received from borrowings under credit facility	19,000	44,300	10,000
Repayments of borrowings under credit facility	(34,500)	(38,800)	—
Payment of deferred financing costs	(801)	(1,815)	(1,596)
Dividends paid to stockholders, including expenses	(29,859)	(25,048)	(23,889)
Taxes paid on deemed distribution	—	—	(2,887)

Net cash provided by financing activities	59,052	21,807	47,170

Net increase (decrease) in cash and cash equivalents	25,426	2,339	(24,100)

Cash and cash equivalents:
Beginning of period	31,657	29,318	53,418

End of period	$57,083	$31,657	$29,318

Supplemental disclosure of cash flow information:
Cash payments for interest	$9,200	$7,931	$6,670
Cash payments for taxes, net of tax refunds received	$475	$279	$3,471
Non-cash financing activities:
Shares issued under dividend reinvestment plan	$788	$901	$935

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2016

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Aerospace & Defense Manufacturing
FDS Avionics Corp.
(dba Flight Display Systems)
Subordinated Note	12.3%/0.0%	4/1/2020	$5,200	$5,184	$4,237
Common Equity (200 units) (i)				2,000	312

				7,184	4,549	1%

Fiber Materials, Inc. (k)
Subordinated Note	12.0%/1.0%	5/30/2022	4,003	3,984	3,984
Common Equity (10 units)				1,000	1,000

				4,984	4,984	1%

Lightning Diversion Systems, LLC
Senior Secured Loan (j)	10.5%/0.0%	9/16/2021	21,204	21,114	21,204
Revolving Loan ($250 commitment) (h)	10.5%/0.0%	9/16/2021	—	(1)	—
Common Equity (600,000 units)				—	2,637

				21,113	23,841	7%

Malabar International (k)
Subordinated Note (j)	11.3%/2.0%	11/13/2021	7,617	7,607	7,617
Preferred Equity (1,494 shares) (f)	6.0%/0.0%	5/12/2022		1,997	5,367

				9,604	12,984	4%

Simplex Manufacturing Co.
Subordinated Note (n)	14.0%/0.0%	12/9/2016	4,050	4,050	4,050
Warrant (28 shares) (l)				1,041	3,787

				5,091	7,837	2%

Steward Holding LLC (k)
(dba Steward Advanced Materials)
Subordinated Note	12.0%/2.3%	5/12/2021	7,181	7,154	7,181
Common Equity (1,000,000 units)				1,000	678

				8,154	7,859	2%

Apparel Distribution
Jacob Ash Holdings, Inc.
Subordinated Note (j)	13.0%/4.0%	6/30/2018	4,000	3,997	4,000
Subordinated Note	13.0%/0.0%	6/30/2018	778	773	778
Preferred Equity (66,138 shares) (f)	0.0%/15.0%	6/30/2018		1,071	1,075
Warrant (63,492 shares) (l)				67	—

				5,908	5,853	2%

Building Products Manufacturing
SES Investors, LLC (k)
(dba SES Foam)
Senior Secured Loan	11.0%/0.0%	3/8/2022	10,474	10,424	10,424
Revolving Loan ($1,500 commitment) (i)	6.0%/0.0%	3/8/2022	1,000	993	993
Common Equity (6,000 units) (g)(i)				600	600

				12,017	12,017	4%

The Wolf Organization, LLC
Common Equity (175 shares)				1,455	3,102	1%

US GreenFiber, LLC
Subordinated Note (j)	12.5%/0.0%	1/2/2019	14,000	13,968	14,000
Common Equity (1,667 units) (g)(i)				500	574

				14,468	14,574	4%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2016

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Business Services
Comprehensive Logistics Co., Inc.
Senior Subordinated Loan (j)	11.5%/4.5%	11/22/2021	$15,075	$15,001	$15,001	4%

Inflexxion, Inc. (k)
Senior Secured Loan	7.0%/6.0%	12/16/2019	4,196	4,182	3,579
Revolving Loan ($500 commitment) (i)	7.0%/6.0%	12/16/2019	159	156	136
Preferred Equity (252,046 units)				252	114
Preferred Equity (308,987 units)				309	139
Preferred Equity (1,400 units)				1,400	—

				6,299	3,968	1%

Plymouth Rock Energy, LLC
Senior Secured Loan	11.8%/0.0%	5/14/2017	6,000	5,995	6,000	2%

Vanguard Dealer Services, L.L.C.
Subordinated Note	12.3%/0.0%	1/30/2021	11,450	11,405	11,450
Common Equity (6,000 shares)				600	907

				12,005	12,357	3%

Capital Equipment Manufacturing
Thermoforming Technology Group LLC
Subordinated Note	12.5%/0.0%	9/14/2021	14,700	14,637	14,700
Common Equity (3,500 units) (g)(i)				350	353

				14,987	15,053	4%

Component Manufacturing
Hilco Plastics Holdings, LLC
(dba Hilco Technologies)
Subordinated Note	11.5%/1.0%	7/15/2022	8,022	7,984	7,984
Common Equity (72,507 units) (g)(i)				500	500

				8,484	8,484	2%

Toledo Molding & Die, Inc.
Subordinated Note (i)	10.5%/0.0%	12/18/2018	10,000	9,926	10,000	3%

Consumer Products
Grindmaster Corporation
Subordinated Note	11.5%/0.0%	10/31/2019	10,500	10,474	10,500	3%

World Wide Packaging, LLC (k)
Common Equity (1,517,573 units) (g)(i)				499	2,898	1%

Electronic Components Supplier
Apex Microtechnology, Inc. (k)
Warrant (2,293 shares) (l)				220	345
Common Equity (11,690 shares)				1,168	1,876

				1,388	2,221	1%

Healthcare Products
Allied 100 Group, Inc.
Subordinated Note (j)	11.5%/0.0%	5/26/2020	13,000	12,960	13,000
Common Equity (1,250,000 units) (i)				1,250	1,201

				14,210	14,201	4%

Anatrace Products, LLC
Subordinated Note	13.0%/1.3%	6/23/2021	6,500	6,483	6,500
Common Equity (360,000 shares) (i)				—	259

				6,483	6,759	2%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2016

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

OMC Investors, LLC
(dba Ohio Medical Corporation)
Subordinated Note	12.0%/0.0%	7/15/2021	$10,000	$9,917	$9,383
Common Equity (5,000 shares)				500	358

				10,417	9,741	3%

Pfanstiehl, Inc. (k)
Subordinated Note	10.5%/0.0%	9/29/2021	6,208	6,189	6,208
Common Equity (8,500 units) (i)				850	13,750

				7,039	19,958	6%

Six Month Smiles Holdings, Inc.
Subordinated Note (i)	6.0%/8.5%	7/31/2020	8,777	8,754	8,106	2%

Healthcare Services
Medsurant Holdings, LLC (k)
Subordinated Note	12.3%/0.0%	6/18/2021	6,267	6,221	6,267
Preferred Equity (126,662 units) (g)				1,346	1,505
Warrant (505,176 units) (g)(l)				4,516	5,199

				12,083	12,971	4%

Microbiology Research Associates, Inc. (k)
Subordinated Note	11.0%/1.5%	3/13/2022	8,538	8,516	8,538
Common Equity (1,625,731 units) (i)				1,939	2,593

				10,455	11,131	3%

Oaktree Medical Centre, P.C.
(dba Pain Management Associates)
Senior Secured Loan (i)	11.5%/0.0%	1/1/2018	571	614	633
Senior Secured Loan (i)	7.0%/12.0%	1/1/2018	6,078	6,405	4,663
Revolving Loan ($2,500 commitment) (i)	11.5%/0.0%	1/1/2018	2,500	2,526	2,768

				9,545	8,064	2%

United Biologics, LLC
Subordinated Note	12.0%/2.0%	4/30/2018	8,698	8,659	8,698
Preferred Equity (98,377 units) (g)(i)				1,069	729
Warrant (57,469 units) (l)				566	191

				10,294	9,618	3%

Industrial Cleaning & Coatings
K2 Industrial Services, Inc.
Tranche A Loan	11.8%/2.5%	4/25/2022	10,047	10,005	10,005
Tranche B Loan	11.8%/7.3%	4/25/2022	2,027	2,019	2,019
Common Equity (1,673 shares)				1,268	553

				13,292	12,577	4%

Information Technology Services
FTH Acquisition Corp. VII
Subordinated Note	13.0%/0.0%	3/9/2017	8,178	8,178	7,937
Preferred Equity (887,122 shares)				887	444

				9,065	8,381	2%

inthinc Technology Solutions, Inc.
Subordinate Note ($5,000 commitment)	12.5%/0.0%	4/24/2020	4,000	3,984	4,000
Subordinated Note	0.0%/12.5%	4/24/2020	1,178	1,039	1,141
Royalty Rights		4/24/2020		185	—

				5,208	5,141	1%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2016

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Software Technology, LLC
Subordinated Note (j)	11.0%/0.0%	6/23/2023	$8,750	$8,706	$8,706
Common Equity (11 units)				1,125	1,125

				9,831	9,831	3%

Laundry Services
Caldwell & Gregory, LLC
Subordinated Note	11.5%/1.0%	11/30/2018	1,555	1,545	1,555
Subordinated Note	0.0%/12.0%	5/31/2019	4,583	4,460	4,583
Common Equity (500,000 units) (g)				500	650
Warrant (242,121 units) (g)(l)				242	315

				6,747	7,103	2%

Oil & Gas Distribution
LNG Indy, LLC
(dba Kinetrex Energy)
Subordinated Note (j)	11.5%/0.0%	9/28/2021	5,000	4,975	4,975
Common Equity (1,000 units)				1,000	1,000

				5,975	5,975	2%

Oil & Gas Services
IOS Acquisitions, Inc. (m)
Common Equity (2,152 units) (i)				103	17	0%

Pinnergy, Ltd. (k)
Subordinated Note (j)	0.0%/10.0%	1/24/2020	8,414	8,394	8,414
Common Equity - Class A-2 (42,500 units) (j)				3,000	3,000
Common Equity - Class B (1,000 units) (j)				3,000	3,000

				14,394	14,414	4%

Packaging
Rohrer Corporation
Subordinated Note (j)	11.0%/1.5%	1/18/2022	16,614	16,539	16,539
Common Equity (389 shares)				750	750

				17,289	17,289	5%

Printing Services
Brook & Whittle Limited
Subordinated Note	12.0%/4.8%	6/30/2017	8,031	8,031	8,198
Subordinated Note	12.0%/2.0%	6/30/2017	2,342	2,342	2,342
Warrant (1,051 shares) (l)				285	263
Common Equity - Series A (148 shares)				110	37
Common Equity - Series D (527 shares)				52	125

				10,820	10,965	3%

Promotional Products
Hub Acquisition Sub, LLC
(dba Hub Pen)
Subordinated Note (j)	12.3%/0.0%	9/23/2021	11,350	11,301	11,350
Common Equity (7,500 units)				750	1,010

				12,051	12,360	3%

Restaurants
ACFP Management, Inc. (m)
Common Equity (1,000,000 units) (i)				—	—	0%

Cardboard Box LLC
(dba Anthony’s Coal Fired Pizza)
Common Equity (521,021 units) (i)				520	240	0%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2016

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Restaurant Finance Co, LLC
Senior Secured Loan (j)	12.0%/4.0%	7/31/2020	$9,154	$9,126	$7,377	2%

Retail
EBL, LLC (EbLens)
Common Equity (750,000 units) (g)(i)				750	2,044	1%

Palmetto Moon, LLC
Senior Secured Term Loan	11.5%/0.0%	10/31/2021	6,402	6,364	6,364
Common Equity (499 units)				499	499

				6,863	6,863	2%

Safety Products Manufacturing
Safety Products Group, LLC (k)(m)
Preferred Equity (749 units) (g)(i)				—	22
Common Equity (676 units) ($2,852 commitment) (g)(i)				—	—

				—	22	0%

Specialty Chemicals
FAR Research Inc. (k)
Senior Secured Loan (j)	11.8%/1.0%	3/31/2019	7,271	7,256	7,271
Revolving Loan ($1,750 commitment) (i)	11.8%/1.0%	3/31/2019	138	134	138
Common Equity (1,396 units)				1,395	1,012

				8,785	8,421	2%

Specialty Distribution
Carlson Systems Holdings, Inc. (m)
Common Equity (15,000 units) (i)				—	73

				—	73	0%

Pugh Lubricants, LLC
Subordinated Note (j)	12.3%/0.0%	5/10/2022	12,256	12,197	12,197
Common Equity (5,000 units) (g)(i)				500	500

				12,697	12,697	4%

Virginia Tile Company, LLC
Subordinated Note (j)	12.3%/0.0%	4/7/2022	12,000	11,962	12,000
Common Equity (17 units)				342	1,220

				12,304	13,220	4%

Transportation Services
Cavallo Bus Lines Holdings, LLC
Subordinated Note	12.0%/3.0%	4/26/2021	8,250	8,218	8,250	2%

US Pack Logistics LLC
Subordinated Note (j)	12.0%/1.8%	9/27/2020	14,027	13,923	14,027
Common Equity (5,357 units) (g)(i)				583	675

				14,506	14,702	4%

Worldwide Express Operations, LLC
Subordinated Note	11.5%/1.0%	8/1/2020	17,468	17,368	17,559
Common Equity (2,500,000 units) (g)(i)				2,500	6,613

				19,868	24,172	7%

Utility Equipment Manufacturing
Mirage Trailers LLC (k)
Senior Secured Loan (j)(e)	12.5%/0.0%	11/25/2020	8,208	8,138	8,208
Common Equity (2,500,000 shares)				2,480	2,721

				10,618	10,929	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2016

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Trantech Radiator Products, Inc. (k)
Subordinated Note (i)	12.0%/2.3%	5/31/2018	$6,994	$6,988	$6,994
Common Equity (6,875 shares) (i)				688	242

				7,676	7,236	2%

Vending Equipment Manufacturing
Accent Food Services, LLC
Subordinated Note	10.0%/1.3%	5/30/2022	14,516	14,436	14,436
Common Equity (7,500 units) (g)(i)				750	750

				15,186	15,186	4%

Ice House America, LLC
Subordinated Note (i)	12.0%/3.0%	1/1/2020	4,237	4,090	4,237
Warrant (1,957,895 units) (g)(i)(l)				216	101

				4,306	4,338	1%

Total Investments				$500,514	$524,454	148%

(a)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(b)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(c)	All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.
(d)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of December 31, 2016. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
(e)	The investment bears interest at a variable rate that is determined by reference to one-month LIBOR, which is reset monthly. The interest rate is set as one-month LIBOR + 11.5% and is subject to a 12.5% interest rate floor. The Company has provided the interest rate in effect as of December 31, 2016.
(f)	Income producing. Maturity date, if any, represents mandatory redemption date.
(g)	Investment is held by a wholly-owned subsidiary of the Company, other than the Funds.
(h)	The entire commitment was unfunded at December 31, 2016. As such, no interest is being earned on this investment.
(i)	Investment pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(j)	The portion of the investment not held by the Funds is pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(k)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company. Transactions in which the issuer was an Affiliated Person are detailed in Note 3 to the consolidated financial statements.
(l)	Warrants entitle the Company to purchase a predetermined number of shares of common stock, and are non-income producing. The purchase price and number of shares are subject to adjustment under certain conditions until the expiration date, if any.
(m)	Investment in portfolio company that has sold its operations and is in the process of winding down.
(n)	The debt investment continues to pay interest, including the default rate, while the portfolio company pursues refinancing options.

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2015

(In thousands, except shares)

Industry Portfolio Company (a) (b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Aerospace & Defense Manufacturing
FDS Avionics Corp.
(dba Flight Display Systems)
Subordinated Note	12.3%/0.0%	4/1/2020	$5,200	$5,180	$5,200
Common Equity (200 units) (i)				2,000	1,468

				7,180	6,668	3%

Lightning Diversion Systems, LLC
Senior Secured Loan	9.5%/0.0%	12/20/2018	9,198	9,165	9,198
Revolving Loan ($1,000 commitment) (h)	9.5%/0.0%	12/20/2018	—	(1)	(1)
Common Equity (600,000 units)				—	2,429

				9,164	11,626	5%

Malabar International (k)
Subordinated Note (j)	12.5%/2.5%	5/21/2017	7,450	7,436	7,450
Preferred Equity (1,494 shares) (f)	6.0%/0.0%	11/21/2017		1,994	4,808

				9,430	12,258	5%

Simplex Manufacturing Co.
Subordinated Note	14.0%/0.0%	5/1/2016	4,550	4,550	4,550
Warrant (24 shares) (o)				710	3,359

				5,260	7,909	3%

Steward Holding LLC (k)
(dba Steward Advanced Materials)
Subordinated Note	12.0%/2.3%	5/12/2021	7,022	6,987	6,987
Common Equity (1,000,000 units)				1,000	1,000

				7,987	7,987	3%

Apparel Distribution
Jacob Ash Holdings, Inc.
Subordinated Note (j)	13.0%/4.0%	6/30/2018	4,000	3,994	4,000
Subordinated Note	13.0%/0.0%	6/30/2018	963	956	963
Preferred Equity (66,138 shares) (f)	0.0%/15.0%	6/30/2018		924	926
Warrant (63,492 shares) (o)				67	—

				5,941	5,889	2%

Building Products Manufacturing
The Wolf Organization, LLC
Common Equity (175 shares)				1,750	2,514	1%

US GreenFiber, LLC
Subordinated Note (j)	12.5%/0.0%	1/2/2019	14,000	13,952	14,000
Common Equity (1,667 units) (g) (i)				500	1,170

				14,452	15,170	6%

Business Services
Inflexxion, Inc. (k)
Senior Secured Loan	12.5%/0.0%	12/16/2019	3,950	3,931	3,470
Revolving Loan ($1,000 commitment) (i)	12.5%/0.0%	12/16/2019	150	146	132
Preferred Equity (1,400 units)				1,400	—

				5,477	3,602	1%

Plymouth Rock Energy, LLC
Senior Secured Loan	11.8%/0.0%	5/14/2017	6,000	5,984	6,000	2%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2015

(In thousands, except shares)

Industry Portfolio Company (a) (b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Stagnito Partners, LLC
(dba Stagnito Business Information)
Senior Secured Loan (i)	12.0%/0.0%	6/30/2018	$6,361	$6,290	$6,361	3%

Vanguard Dealer Services, L.L.C.
Subordinated Note ($9,850 commitment) (j)	12.3%/0.0%	1/30/2021	7,350	7,310	7,310
Common Equity (6,000 shares)				600	600

				7,910	7,910	3%

Commercial Cleaning
Premium Franchise Brands, LLC
Preferred Equity (1,054,619 shares)				832	717	0%

Component Manufacturing
Channel Technologies Group, LLC
Subordinated Note	11.0%/1.8%	4/10/2019	7,000	6,963	6,253
Preferred Equity (612 units) (g) (i)				1,139	548
Common Equity (612,432 units) (g) (i)				—	—

				8,102	6,801	3%

Toledo Molding & Die, Inc.
Subordinated Note (i)	10.5%/0.0%	12/18/2018	10,000	9,889	10,000	4%

Consumer Products
Grindmaster Corporation
Subordinated Note	11.5%/0.0%	10/31/2019	10,500	10,465	10,500	4%

World Wide Packaging, LLC (k)
Subordinated Note (i)	12.0%/1.0%	10/26/2018	10,265	10,239	10,277
Common Equity (1,517,573 units) (g) (i)				1,518	2,043

				11,757	12,320	5%

Electronic Components Supplier
Apex Microtechnology, Inc. (k)
Warrant (2,293 shares) (o)				220	274
Common Equity (11,690 shares)				1,169	1,425

				1,389	1,699	1%
Financial Services
National Truck Protection Co., Inc.
Senior Secured Loan	13.5%/2.0%	9/13/2018	11,989	11,944	11,989
Common Equity (1,109 shares)				758	1,705

				12,702	13,694	6%

Healthcare Products
Allied 100 Group, Inc.
Subordinated Note (j)	11.5%/0.0%	5/26/2020	13,000	12,948	13,000
Common Equity (1,250,000 units) (i)				1,250	1,223

				14,198	14,223	6%

Anatrace Products, LLC
Subordinated Note	13.0%/1.3%	6/23/2021	6,500	6,480	6,480
Common Equity (360,000 shares) (i)				—	148

				6,480	6,628	3%

MedPlast, LLC
Subordinated Note (i)	11.0%/1.5%	3/31/2019	10,338	10,294	10,338
Preferred Equity (188 shares) (f) (i)	0.0%/8.0%	3/31/2019		223	223
Common Equity (3,728 shares) (i)				62	103

				10,579	10,664	4%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2015

(In thousands, except shares)

Industry Portfolio Company (a) (b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Pfanstiehl, Inc. (k)
Subordinated Note	12.0%/2.0%	9/29/2018	$6,208	$6,178	$6,208
Common Equity (8,500 units) (i)				850	4,280

				7,028	10,488	4%
Six Month Smiles Holdings, Inc.
Subordinated Note (i)	12.0%/1.8%	7/31/2020	8,106	8,077	8,106	3%

Healthcare Services
Continental Anesthesia Management, LLC
Senior Secured Loan	10.0%/4.0%	4/15/2016	10,676	10,676	10,676
Warrant (263 shares) (o)				276	—

				10,952	10,676	4%

Medsurant Holdings, LLC (k)
Subordinated Note	12.3%/0.0%	6/18/2021	6,267	6,211	6,211
Preferred Equity (126,662 units) (g)				1,346	1,515
Warrant (505,176 units) (g) (o)				4,516	5,237

				12,073	12,963	5%

Microbiology Research Associates, Inc. (k)
Senior Secured Loan	6.0%/0.0%	5/13/2020	3,750	3,734	3,750
Revolving Loan ($500 commitment) (h) (i)	6.0%/0.0%	5/13/2020	—	(2)	—
Subordinated Note	12.5%/0.0%	11/13/2020	6,250	6,222	6,250
Common Equity (1,000,000 units) (i)				1,000	1,444

				10,954	11,444	5%

Oaktree Medical Centre, P.C.
(dba Pain Management Associates)
Senior Secured Loan (i)	8.5%/0.0%	1/1/2018	560	570	589
Senior Secured Loan (i)	16.0%/0.0%	1/1/2018	5,379	5,458	5,454
Revolving Loan ($500 commitment) (i)	8.5%/0.0%	1/1/2018	250	257	263

				6,285	6,306	3%

United Biologics, LLC
Subordinated Note	12.0%/2.0%	3/5/2017	8,523	8,360	7,932
Preferred Equity (98,377 units) (g) (i)				1,069	—
Warrant (57,469 units) (o)				566	—

				9,995	7,932	3%

Industrial Cleaning & Coatings
K2 Industrial Services, Inc.
Subordinated Note	8.8%/6.4%	5/23/2017	17,118	17,086	16,718
Preferred Equity - Series A (1,200 shares)				1,200	271
Preferred Equity - Series B (74 shares)				68	78

				18,354	17,067	7%

Information Technology Services
FTH Acquisition Corp. VII
Subordinated Note	13.0%/0.0%	2/28/2017	8,352	8,352	8,236
Preferred Equity (887,122 shares)				887	—

				9,239	8,236	3%

inthinc Technology Solutions, Inc.
Subordinated Note ($5,000 commitment)	12.5%/0.0%	4/24/2020	4,000	3,979	3,979
Subordinated Note	0.0%/12.5%	4/24/2020	1,039	861	861
Royalty Rights		4/24/2020		185	185

				5,025	5,025	2%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2015

(In thousands, except shares)

Industry Portfolio Company (a) (b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Laundry Services
Caldwell & Gregory, LLC
Subordinated Note	11.5%/1.0%	11/30/2018	$1,539	$1,523	$1,539
Subordinated Note	0.0%/12.0%	5/31/2019	4,072	3,897	4,072
Common Equity (500,000 units) (g)				500	651
Warrant (242,121 units) (g) (o)				242	316

				6,162	6,578	3%

Oil & Gas Services
IOS Acquisitions, Inc. (n)
Common Equity (2,152 units) (i)				109	21	0%

Pinnergy, Ltd.
Subordinated Note (j)	10.5%/1.8%	1/24/2020	20,000	19,945	16,440	7%

Printing Services
Brook & Whittle Limited
Subordinated Note	12.0%/4.8%	12/31/2016	7,655	7,655	7,361
Subordinated Note	12.0%/2.0%	12/31/2016	2,296	2,296	2,151
Warrant (1,051 shares) (o)				285	—
Common Equity - Series A (148 shares)				110	—
Common Equity - Series D (527 shares)				53	77

				10,399	9,589	4%

Restaurants
ACFP Management, Inc. (n)
Common Equity (1,000,000 units) (i)				—	—	0%

Cardboard Box LLC
(dba Anthony’s Coal Fired Pizza)
Common Equity (521,021 units) (i)				521	521	0%

Restaurant Finance Co, LLC
Senior Secured Loan ($10,500 commitment) (j)	12.0%/4.0%	7/31/2020	8,443	8,410	8,443	3%

Retail
EBL, LLC (EbLens)
Common Equity (750,000 units) (g) (i)				750	1,389	1%

Retail Cleaning
Paramount Building Solutions, LLC (l)
Subordinated Note (m)	0.0%/18.0%	12/31/2017	625	625	618
Subordinated Note (m)	0.0%/15.0%	12/31/2017	275	275	—
Subordinated Note (m)	0.0%/10.0%	12/31/2017	1,376	1,376	—
Subordinated Note (m)	0.0%/14.0%	12/31/2017	2,927	2,927	—
Warrant (1,086,035 units) (g) (o)				—	—
Preferred Equity (5,000,000 units) (g)				5,339	—
Common Equity (107,143 units) (g)				1,500	—

				12,042	618	0%

Safety Products Manufacturing
Safety Products Group, LLC (k)
Subordinated Note	12.0%/1.5%	12/30/2018	10,000	9,974	10,000
Preferred Equity (749 units) (g) (i)				749	834
Common Equity (676 units) (g) (i)				1	—

				10,724	10,834	4%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2015

(In thousands, except shares)

Industry Portfolio Company (a) (b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Specialty Chemicals
FAR Research Inc. (k)
Senior Secured Loan (j)	11.8%/1.0%	3/31/2019	$7,448	$7,423	$7,448
Revolving Loan ($1,750 commitment) (i)	11.8%/1.0%	3/31/2019	137	131	136
Common Equity (10 units)				1,000	161

				8,554	7,745	3%

Specialty Cracker Manufacturing
Westminster Cracker Company, Inc. (k) (n)
Common Equity (1,307,262 units)				—	191	0%

Specialty Distribution
Carlson Systems Holdings, Inc.
Subordinated Note (j)	12.0%/0.0%	5/20/2020	21,000	20,912	21,000
Common Equity (15,000 units) (i)				1,500	2,079

				22,412	23,079	9%

Virginia Tile Company, LLC
Subordinated Note (j)	12.3%/0.0%	5/19/2020	12,000	11,952	12,000
Common Equity (20 shares)				250	559

				12,202	12,559	5%

Telecommunication Services
X5 Opco LLC
Senior Secured Loan	12.0%/0.0%	3/24/2020	5,500	5,477	5,665
Revolving Loan ($500 commitment) (h)	12.0%/0.0%	3/24/2020	—	—	—
Preferred Equity (5,000 units) (f) (g) (i)	0.0%/8.0%			531	350

				6,008	6,015	2%

Transportation Services
Cavallo Bus Lines Holdings, LLC
Subordinated Note	12.0%/3.0%	4/26/2021	8,250	8,210	8,210	3%

US Pack Logistics LLC
Subordinated Note	12.0%/1.8%	9/27/2020	10,299	10,255	10,299
Common Equity (5,357 units) (g) (i)				536	483

				10,791	10,782	4%

Worldwide Express Operations, LLC
Subordinated Note	11.5%/1.0%	8/1/2020	12,805	12,723	12,806
Common Equity (2,500,000 units) (g) (i)				2,500	4,036

				15,223	16,842	7%

Utility Equipment Manufacturing
Mirage Trailers LLC (k)
Senior Secured Loan (j) (e)	12.5%/0.0%	11/25/2020	9,000	8,912	8,912
Common Equity (2,500,000 shares)				2,475	2,475

				11,387	11,387	5%

Trantech Radiator Products, Inc. (k)
Subordinated Note (i)	12.0%/1.8%	5/4/2017	8,494	8,482	8,494
Common Equity (6,875 shares) (i)				688	434

				9,170	8,928	4%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2015

(In thousands, except shares)

Industry Portfolio Company (a) (b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets

Vending Equipment Manufacturing
Ice House America, LLC
Subordinated Note (i)	12.0%/3.5%	1/1/2020	$4,098	$3,903	$3,668
Warrant (1,957,895 units) (g) (i) (o)				216	47

				4,119	3,715	2%

Total Investments				$448,338	$443,269	179%

(a)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(b)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(c)	All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.
(d)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of December 31, 2015. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
(e)

The investment bears interest at a variable rate that is determined by reference to LIBOR, which is reset monthly. The interest rate is set as LIBOR + 11.5% and is subject to a 12.5% interest rate floor. The Company has provided the interest rate in effect as of December 31, 2015.

(f)	Income producing. Maturity date, if any, represents mandatory redemption date.
(g)	Investment is held by a wholly-owned subsidiary of the Company, other than the Funds.
(h)	The entire commitment was unfunded at December 31, 2015. As such, no interest is being earned on this investment.
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
(o)

Warrants entitle the Company to purchase a predetermined number of shares of common stock, and are non-income producing. The purchase price and number of shares are subject to adjustment under certain conditions until the expiration date, if any.

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

The Company provides customized debt and equity financing solutions to lower middle-market companies. Fund I commenced operations on May 1, 2007, and on October 22, 2007, was granted a license to operate as a SBIC under the authority of the U.S. Small Business Administration (“SBA”). On March 29, 2013, the Company commenced operations of a second wholly-owned subsidiary, Fidus Mezzanine Capital II, L.P. (“Fund II”), and, on May 28, 2013, was granted a second license to operate Fund II as an SBIC. Collectively, Fund I and Fund II are referred to as the “Funds.” The SBIC licenses allow the Funds to obtain leverage by issuing SBA-guaranteed debentures (“SBA debentures”), subject to the issuance of leverage commitments by the SBA and other customary procedures. As SBICs, the Funds are subject to a variety of regulations and oversight by the SBA under the Small Business Investment Act of 1958, as amended (the “SBIC Act”), concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments.

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

Note 2. Significant Accounting Policies

Basis of presentation: The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) pursuant to the requirements for reporting on Form 10-K, Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946), and Articles 6 or 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Investment risks: The Company’s investments are subject to a variety of risks. These risks may include, but are not limited to the following:

•	Market risk—Market risk represents the potential loss that can be caused by a change in the fair value of the financial instrument due to market changes.

•	Credit risk—Credit risk represents the risk that the Company would incur if the counterparties failed to perform pursuant to the terms of their agreements with the Company.

•

Liquidity risk—Liquidity risk represents the possibility that the Company may not maintain sufficient cash balances or may not have access to sufficient cash to meet loan and other commitments as they become due.

•	Interest rate risk—Interest rate risk represents the likelihood that a change in interest rates could have an adverse impact on the fair value of an interest-bearing financial instrument.

•

Prepayment risk—Certain of the Company’s debt investments allow for prepayment of principal without penalty. Downward changes in interest rates may cause prepayments to occur at a faster than expected rate, thereby effectively shortening the maturity of the debt investments and making the instrument less likely to be an income producing instrument.

•

Off-Balance sheet risk—Some of the Company’s financial instruments contain off-balance sheet risk. Generally, these financial instruments represent future commitments to purchase other financial instruments at specific terms at specific future dates. See Note 7 for further details.

Fair value of financial instruments: The Company measures and discloses fair value with respect to substantially all of its financial instruments in accordance with ASC Topic 820—Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. See Note 4 to the consolidated financial statements for further discussion regarding the fair value measurements and hierarchy.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

Segments: In accordance with ASC Topic 280—Segment Reporting, the Company has determined that it has a single reporting segment and operating unit structure.

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

Deferred equity offering costs: Deferred equity offering costs include registration expenses related to shelf filings, including expenses related to the launch of the ATM Program. These expenses primarily consist of Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These expenses are included in prepaid assets and are charged to additional paid in capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed.

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

Interest and dividend income: Interest and dividend income is recorded on the accrual basis to the extent that we expect to collect such amounts. Interest is accrued daily based on the outstanding principal amount and the contractual terms of the debt. Dividend income is recorded as dividends are declared or at the point an obligation exists for the portfolio company to make a distribution, and is generally recognized when received. Distributions from portfolio companies are evaluated to determine if the distribution is a distribution of earnings or a return of capital. Distributions of earnings are included in dividend income while a return of capital is recorded as a reduction in the cost basis of the investment. Estimates are adjusted as necessary when the relevant tax forms are received from the portfolio company.

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

Fee income: Transaction fees earned in connection with the Company’s investments are recognized as fee income. Such fees typically include fees for services, including structuring and advisory services, provided to portfolio companies. The Company recognizes income from fees for providing such structuring and advisory services when the services are rendered or the transactions are completed. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as fee income when earned.

The Company also typically receives loan origination or closing fees in connection with investments. Such loan origination and closing fees are capitalized as unearned income and offset against investment cost basis on the consolidated statements of assets and liabilities and accreted into income over the life of the investment.

Warrants: In connection with the Company’s debt investments, the Company will sometimes receive warrants or other equity-related securities from the borrower (“Warrants”). The Company determines the cost basis of Warrants based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and Warrants received. Any resulting difference between the face amount of the debt and its recorded fair value resulting from the assignment of value to the Warrants is treated as original issue discount (“OID”), and accreted into interest income using the effective interest method over the term of the debt investment.

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

ASC Topic 740—Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax provision, if any. There were no material uncertain income tax positions at December 31, 2016 and 2015. The 2013 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Earnings and net asset value per share: The earnings per share calculations for the years ended December 31, 2016 and 2015, are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Stock repurchase plan: The Company has an open market stock repurchase program (the “Program”) under which the Company may acquire up to $5.0 million of its outstanding common stock. Under the Program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by the Company’s management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On November 1, 2016, the Board extended the Program through December 31, 2017, or until the approved dollar amount has been used to repurchase shares. The Program does not require the Company to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Program. The Program may be suspended, extended, modified or discontinued at any time. The Company did not make any repurchases of common stock during the years ended December 31, 2016 or 2015.

Recent accounting pronouncements: In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09, such that the guidance is effective for annual and interim reporting periods beginning after December 15, 2017 and early application is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact this ASU will have on the Company’s consolidated financial position or disclosures, but the Company does not expect the impact to be material.

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The Company adopted ASU 2015-03 as of January 1, 2016. The adoption of ASU 2015-03 had no material impact on the Company’s consolidated financial statements other than corresponding reductions to total assets

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

and total liabilities on the consolidated statements of assets and liabilities. Prior to adoption, the Company recorded deferred financing costs as an asset on the consolidated statements of assets and liabilities. Upon adoption of ASU 2015-03, the Company reclassified these deferred costs to a direct offset of the related debt liability on the consolidated statements of assets and liabilities. The new guidance will be applied retrospectively to each prior period presented. The Company reclassified the $4,872 of deferred financing costs presented as an asset as of December 31, 2015 to a direct offset of the related debt liabilities as of such date on the consolidated statements of assets and liabilities.

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

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements, which includes minor corrections and clarifications that affect a wide variety of topics in the Accounting Standards Codification, including an amendment to Topic 820, Fair Value Measurement, which clarifies the difference between a valuation approach and a valuation technique when applying the guidance of that Topic. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. The transition guidance for the Topic 820 amendment must be applied prospectively because it could potentially involve the use of hindsight that includes fair value measurements. The guidance is effective for fiscal years, and interim periods within those fiscal years, for all entities beginning after December 15, 2016. Early application is permitted for any fiscal year or interim period for which the entity’s financial statements have not yet been issued. The Company is currently evaluating the impact this ASU will have on the Company’s consolidated financial position or disclosures.

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

As of December 31, 2016, the Company had active investments in 53 portfolio companies and residual investments in four portfolio companies that have sold their underlying operations. The aggregate fair value of the total portfolio was $524,454 and the weighted average effective yield on the Company’s debt investments was 13.1% as of such date. As of December 31, 2016, the Company held equity investments in 86.0% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 7.3%. As of December 31, 2015, the Company had active investments in 50 portfolio companies and residual investments in three portfolio companies that have sold their underlying operations. The aggregate fair value of the total portfolio was $443,269 and the weighted average effective yield on the Company’s debt investments of 13.3% as

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

of such date. As of December 31, 2015, the Company held equity investments in 83.0% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 7.1%. The weighted average yields were computed using the effective interest rates for debt investments at cost as of December 31, 2016 and 2015, including accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any.

Purchases of debt and equity investments for the years ended December 31, 2016, 2015 and 2014, totaled $197,801, $136,380, and $149,814, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the years ended December 31, 2016, 2015, and 2014 totaled $137,508 , $94,686, and $62,643, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
Subordinated notes	$363,646	69.4%	$300,467	67.8%	$364,543	72.9%	$309,899	69.2%
Senior secured loans	79,758	15.2	88,485	20.0	83,426	16.7	88,505	19.7
Equity	70,849	13.5	44,899	10.1	45,207	9.0	42,651	9.5
Warrants	10,201	1.9	9,233	2.1	7,153	1.4	7,098	1.6
Royalty rights	—	—	185	—	185	—	185	—

Total	$524,454	100.0%	$443,269	100.0%	$500,514	100.0%	$448,338	100.0%

All investments made by the Company as of December 31, 2016 and 2015, were made in portfolio companies headquartered in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
Midwest	$166,412	31.6%	$119,291	26.8%	$153,456	30.7%	$116,015	25.9%
Southeast	122,633	23.4	107,975	24.4	130,107	26.0	113,430	25.3
Northeast	98,470	18.8	93,430	21.1	94,481	18.9	92,492	20.6
West	73,703	14.1	84,648	19.1	63,717	12.7	77,028	17.2
Southwest	63,236	12.1	37,925	8.6	58,753	11.7	49,373	11.0

Total	$524,454	100.0%	$443,269	100.0%	$500,514	100.0%	$448,338	100.0%

As of December 31, 2016 and 2015, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio at fair value. As of December 31, 2016, there were no investments on non-accrual status. As of December 31, 2015, the Company had debt investments in one portfolio company on non-accrual status, which had an aggregate cost and fair value of $5,203 and $618, respectively, as of such date.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

Schedule 12-14. Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of control and affiliate investments as of December 31, 2015 and any gross additions and reductions made to such investments, as well as the ending fair value as of December 31, 2016.

Portfolio Company (1)	Credited to Income (2)	December 31, 2015 Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2016 Fair Value
Control Investments

Paramount Building Solutions, LLC
Subordinated Note	$—	$618	$7	$625	$—
Subordinated Note	—	—	275	275	—
Subordinated Note	—	—	1,376	1,376	—
Subordinated Note	—	—	2,927	2,927	—
Warrant	—	—	—	—	—
Preferred Equity	—	—	5,339	5,339	—
Common Equity	—	—	1,500	1,500	—

	—	618	11,424	12,042	—

Total Control Investments	—	618	11,424	12,042	—

Affiliate Investments

Apex Microtechnology, Inc.
Warrant	5	274	71	—	345
Common Equity	234	1,425	451	—	1,876

	239	1,699	522	—	2,221
FAR Research Inc.
Senior Secured Loan	938	7,448	81	258	7,271
Revolving Loan	27	136	3	1	138
Common Equity	—	161	851	—	1,012

	965	7,745	935	259	8,421
Fiber Materials, Inc.
Senior Subordinated Note	106	—	3,984	—	3,984
Common Equity	—	—	1,000	—	1,000

	106	—	4,984	—	4,984
Inflexxion, Inc.
Senior Secured Loan	538	3,470	251	142	3,579
Revolving Loan	24	132	10	6	136
Preferred Equity	—	—	252	138	114
Preferred Equity	—	—	309	170	139
Preferred Equity	—	—	—	—	—

	562	3,602	822	456	3,968
Malabar International
Subordinated Note	1,066	7,450	172	5	7,617
Preferred Equity	121	4,808	558	(1)	5,367

	1,187	12,258	730	4	12,984

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

Portfolio Company (1)	Credited to Income (2)	December 31, 2015 Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2016 Fair Value
Medsurant Holdings, LLC
Subordinated Note	$791	$6,211	$56	$—	$6,267
Preferred Equity	—	1,515	—	10	1,505
Warrant	—	5,237	—	38	5,199

	791	12,963	56	48	12,971
Microbiology Research Associates, Inc.
Senior Secured Loan	190	3,750	16	3,766	—
Revolving Loan	4	—	2	2	—
Subordinated Note	870	6,250	2,294	6	8,538
Common Equity	—	1,444	1,149	—	2,593

	1,064	11,444	3,461	3,774	11,131
Mirage Trailers LLC
Senior Secured Loan	1,109	8,912	88	792	8,208
Common Equity	151	2,475	246	—	2,721

	1,260	11,387	334	792	10,929
Pinnergy, Ltd.
Subordinated Note	182	—	8,414	—	8,414
Common Equity — Class A-2	—	—	3,000	—	3,000
Common Equity — Class B	—	—	3,000	—	3,000

	182	—	14,414	—	14,414
Pfanstiehl, Inc.
Subordinated Note	748	6,208	10	10	6,208
Common Equity	269	4,280	9,470	—	13,750

	1,017	10,488	9,480	10	19,958
Safety Products Group, LLC
Subordinated Note	652	10,000	26	10,026	—
Preferred Equity	159	834	—	812	22
Common Equity	—	—	1	1	—

	811	10,834	27	10,839	22
SES Investors, LLC
(dba SES Foam)
Senior Secured Loan	527	—	10,450	26	10,424
Revolving Loan	41	—	993	—	993
Common Equity	—	—	600	—	600

	568	—	12,043	26	12,017
Steward Holding LLC
(dba Steward Advanced Materials)
Subordinated Note	1,018	6,987	194	—	7,181
Common Equity	—	1,000	—	322	678

	1,018	7,987	194	322	7,859
Trantech Radiator Products, Inc.
Subordinated Note	1,168	8,494	6	1,506	6,994
Common Equity	—	434	—	192	242

	1,168	8,928	6	1,698	7,236

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

Portfolio Company (1)	Credited to Income (2)	December 31, 2015 Fair Value	Gross Additions (3)	Gross Reductions (4)	December 31, 2016 Fair Value
Westminster Cracker Company, Inc.
Common Equity	$54	$191	$—	$191	$—

	54	191	—	191	—
World Wide Packaging, LLC
Subordinated Note	1,352	10,277	121	10,398	—
Common Equity	774	2,043	1,874	1,019	2,898

	2,126	12,320	1,995	11,417	2,898

Total Affiliate Investments	$13,118	$111,846	$50,003	$29,836	$132,013

(1)	The principal amount, the ownership detail for equity investments, and if the investment is income producing is shown in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees or dividends included in 2016 income for the portion of the year ended December 31, 2016 that an investment was included in Control or Affiliate categories.
(3)	Gross additions include increases in the cost basis of investments resulting from a new portfolio investment, follow on investments, accrued PIK interest or dividends, and accretion of OID and loan origination fees. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation, as well as the movement of an existing portfolio company into this category and out of a different category.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments, if any. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.

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

•

the Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result it is not in the Company’s stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where the Company determines that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. The Board consulted with the independent valuation firm(s) in arriving at the Company’s determination of fair value for 13 and 16 of its portfolio company investments, representing 30.5% and 43.0% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended December 31, 2016 and 2015, respectively) as of December 31, 2016 and 2015, respectively.

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

The Company may also utilize an income approach when estimating the fair value of its equity securities, either as a primary methodology if consistent with industry practice or if the market approach is otherwise not

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

applicable, or as a supporting methodology to corroborate the fair value ranges determined by the market approach. The Company typically prepares and analyzes discounted cash flow models based on projections of the future free cash flows (or earnings) of the portfolio company. The Company considers various factors, including, but not limited to, the portfolio company’s projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public.

The fair value of the Company’s royalty rights are calculated based on projected future cash flows and the specific provisions contained in the pertinent agreements. The determination of the fair value of such royalty rights is not a significant component of the Company’s valuation process.

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the years ended December 31, 2016 and 2015.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the years ended December 31, 2016 and 2015:

	Subordinated Notes	Senior Secured Loans	Equity	Warrants	Royalty Rights	Total
Balance, December 31, 2014	$273,711	$74,286	$42,886	$5,472	$—	$396,355
Net realized gains (losses) on investments	155	—	9,376	—	—	9,531
Net change in unrealized (depreciation) appreciation on investments	(9,796)	180	(4,015)	3,545	—	(10,086)
Purchase of investments	98,050	28,341	9,496	216	277	136,380
Proceeds from sales and repayments of investments	(66,420)	(15,162)	(13,012)	—	(92)	(94,686)
Interest and dividend income paid-in-kind	4,170	813	187	—	—	5,170
Proceeds from loan origination fees	(485)	(260)	(25)	—	—	(770)
Accretion of loan origination fees	514	280	3	—	—	797
Accretion of original issue discount	568	7	3	—	—	578

Balance, December 31, 2015	$300,467	$88,485	$44,899	$9,233	$185	$443,269
Net realized (losses) gains on investments	(14,057)	—	497	(275)	—	(13,835)
Net change in unrealized appreciation (depreciation) on investments	8,535	(3,648)	23,394	913	(185)	29,009
Purchase of investments	143,444	37,449	16,577	331	—	197,801
Proceeds from sales and repayments of investments	(78,690)	(44,128)	(14,689)	(1)	—	(137,508)
Interest and dividend income paid-in-kind	3,975	1,243	162	—	—	5,380
Proceeds from loan origination fees	(841)	(183)	—	—	—	(1,024)
Accretion of loan origination fees	582	540	6	—	—	1,128
Accretion of original issue discount	231	—	3	—	—	234

Balance, December 31, 2016	$363,646	$79,758	$70,849	$10,201	$—	$524,454

Net change in unrealized appreciation (depreciation) of $12,619 and $(5,363) for the years ended December 31, 2016 and 2015, respectively, was attributable to Level 3 investments held at December 31, 2016 and 2015, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of December 31, 2016 and 2015. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at December 31, 2016	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Subordinated notes	$355,232	Discounted cash flow	Weighted average cost of capital	10.9% - 26.5% (14.5%)
	8,414	Enterprise value	Asset coverage	85.0% - 95.0% (87.3%)
Senior secured loans	71,693	Discounted cash flow	Weighted average cost of capital	10.9% - 21.0% (12.8%)
	8,065	Enterprise value	Asset Coverage	80.0% - 92.2% (84.2%)
Equity investments:
Equity	64,596	Enterprise value	EBITDA multiples	5.0x - 12.9x (7.8x)
	6,253	Enterprise value	Revenue multiples	0.7x - 0.7x (0.7x)
Warrants	10,201	Enterprise value	EBITDA multiples	5.5x - 9.5x (6.6x)
Royalty rights	—	Discounted cash flow	Weighted average cost of capital	N/A

	Fair Value at December 31, 2015	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Subordinated notes	$299,849	Discounted cash flow	Weighted average cost of capital	10.9% - 22.8% (14.8%)
	618	Enterprise value	EBITDA multiples	5.5x - 5.5x (5.5x)
Senior secured loans	88,485	Discounted cash flow	Weighted average cost of capital	6.1% - 23.2% (14.1%)
Equity investments:
Equity	44,899	Enterprise value	EBITDA multiples	3.8x - 13.1x (7.3x)
Warrants	9,233	Enterprise value	EBITDA multiples	5.0x - 9.5x (6.7x)
Royalty rights	185	Discounted cash flow	Weighted average cost of capital	22.0% - 27.0% (27.0%)

The significant unobservable input used in determining the fair value under the discounted cash flow technique is the weighted average cost of capital of each security. Significant increases (or decreases) in this input would likely result in a significantly lower (or higher) fair value estimates.

The significant unobservable inputs used in determining fair value under the enterprise value technique are revenue and EBITDA multiples, as well as asset coverage. Significant increases (or decreases) in these inputs could result in significantly higher (or lower) fair value estimates.

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, interest receivable and accounts payable and other liabilities approximate the fair value of such items due to the short maturity of such instruments. The fair value of borrowings under the Credit Facility (as defined in Note 6) are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model, and is estimated to be $15,500 as of December 31, 2015, which is the same as the Company’s carrying value of the borrowings. There were no borrowings outstanding under the Credit Facility as of December 31, 2016. The fair value of SBA debentures is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of December 31, 2016 and 2015, the fair value of the Company’s SBA debentures using Level 3 inputs is estimated at $224,000 and $213,500, respectively, which is the same as the Company’s carrying value of the debentures.

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

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents, but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement for the years ended December 31, 2016, 2015 and 2014 totaled $8,254, $7,545 and $5,899, respectively.

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (defined below) and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee and excise taxes on realized gains). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market discount, debt instruments with payment-in-kind income, preferred stock with PIK dividends and zero-coupon securities), accrued income the Company has not yet received in cash. The Investment Advisor is not under any obligation to reimburse the Company for any part of the incentive fee it receives that was based on accrued interest that the Company never collects.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee for the years ended December 31, 2016, 2015 and 2014 totaled $7,375, $6,582 and $5,588, respectively.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Formation Transactions, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee to be paid for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of both December 31, 2016 and 2015, the capital gains incentive fee payable was $0. The aggregate amount of capital gains incentive fees paid from the IPO through December 31, 2016 is $348.

In addition, the Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation). During the year ended December 31, 2016, the Company accrued capital gains incentive fees of $2,994. During the years ended December 31, 2015 and 2014, the Company reversed previously accrued capital gains incentive fees of $101 and $731, respectively.

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

Administration Agreement: Concurrent with the Formation Transactions, the Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 2, 2016, the Board approved the renewal of the Administration Agreement through June 20, 2017. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides clerical, bookkeeping, and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies to which the Company is required to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies, including “dead deal” expenses. Under the Administration Agreement, administrative expenses for services provided for the years ended December 31, 2016, 2015 and 2014 totaled $1,422, $1,465 and $1,772, respectively. Accrued administrative expenses are reported in the due to affiliates line on the consolidated statements of assets and liabilities.

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

Amounts available to borrow under the Credit Facility are subject to a minimum borrowing/collateral base that applies an advance rate to certain investments held by the Company, excluding investments held by the Funds. The Company is subject to limitations with respect to the investments securing the Credit Facility, including, but not limited to, restrictions on sector concentrations, loan size, payment frequency and status and collateral interests, as well as restrictions on portfolio company leverage, which may also affect the borrowing base and therefore amounts available to borrow.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of December 31, 2016 and 2015, the Company was in compliance in all material respect with the terms of the Credit Facility.

As of December 31, 2016 and 2015, the Company had outstanding borrowings under the Credit Facility of zero and $15,500, respectively. For the years ended December 31, 2016, 2015 and 2014, interest and fees related to the Credit Facility amounted to $980, $1,069 and $325, respectively, which are included in interest and financing expenses on the consolidated statements of operation. As of December 31, 2016 and 2015, accrued interest and fees payable related to the Credit Facility totaled $127 and $101, respectively.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs; such debentures have 10-year terms with the entire principal balance due at maturity and are guaranteed by the SBA. The SBA has made commitments to purchase $275,000 of SBA debentures from the Company on or before September 30, 2020. Unused commitments as of December 31, 2016 and 2015 were $51,000 and $11,500, respectively. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

As of December 31, 2016 and 2015, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling Date (1)	Maturity Date	Fixed Interest Rate	December 31, 2016	December 31, 2015
3/26/2008	3/1/2018	6.188%	$24,750	$24,750
9/24/2008	9/1/2018	6.442	11,950	11,950
3/25/2009	3/1/2019	5.337	19,750	19,750
9/23/2009	9/1/2019	4.950	10,000	10,000
3/24/2010	3/1/2020	4.825	13,000	13,000
9/22/2010	9/1/2020	3.932	12,500	12,500
3/29/2011	3/1/2021	4.801	1,550	1,550
9/21/2011	9/1/2021	3.594	3,250	3,250
3/21/2012	3/1/2022	3.483	3,250	3,250
3/21/2012	3/1/2022	3.051	19,000	19,000
9/19/2012	9/1/2022	2.530	11,000	11,000
9/19/2012	9/1/2022	3.049	11,500	11,500
3/27/2013	3/1/2023	3.155	3,000	3,000
9/24/2014	9/1/2024	3.775	1,000	1,000
3/25/2015	3/1/2025	3.321	5,500	5,500
3/25/2015	3/1/2025	3.277	22,500	22,500
9/23/2015	9/1/2025	3.571	16,700	16,700
3/23/2016	3/1/2026	3.267	1,500	1,500
3/23/2016	3/1/2026	3.249	21,800	21,800
9/21/2016	9/1/2026	2.793	500	—
(2)	(2)	(2)	10,000	—

Total outstanding SBA debentures			$224,000	$213,500

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)	The Company issued $10,000 in SBA debentures which will pool in March 2017. Until the pooling date, the debenture bears interest at a fixed rate interim interest rate of 2.101%. The Company expects the current interim interest rate will reset to a higher long-term fixed rate on the pooling date.

Interest on SBA debentures is payable semi-annually on March 1 and September 1. For the years ended December 31, 2016, 2015, and 2014, interest and fees on outstanding SBA debentures amounted to $9,614, $8,359, and $7,182, respectively, which are included in interest and financing expenses on the consolidated statements of operation. As of December 31, 2016 and 2015, accrued interest and fees payable related to the SBA debentures totaled $2,995 and $2,739, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations using the effective interest method, over the term of the respective financing instrument. Deferred financing cost amortization for the years ended December 31, 2016, 2015 and 2014 was $1,112, 1,010 and $682, respectively. Deferred financing costs related to the Credit Facility and SBA debentures as of December 31, 2016 and 2015, were as follows:

	December 31, 2016			December 31, 2015
	SBA debentures	Credit Facility	Total	SBA debentures	Credit Facility	Total
SBA debenture commitment fees	$2,750	$—	$2,750	$2,250	$—	$2,250
SBA debenture leverage fees	5,433	—	5,433	5,177	—	5,177
Credit Facility upfront fees	—	1,284	1,284	—	1,239	1,239

Total deferred financing costs	8,183	1,284	9,467	7,427	1,239	8,666
Less: accumulated amortization	(4,084)	(822)	(4,906)	(3,321)	(473)	(3,794)

Unamortized deferred financing costs	$4,099	$462	$4,561	$4,106	$766	$4,872

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures and Credit Facility liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
	SBA debentures	Credit Facility	Total	SBA debentures	Credit Facility	Total
Outstanding debt	$224,000	$—	$224,000	$213,500	$15,500	$229,000
Less: unamortized deferred financing costs	(4,099)	(462)	(4,561)	(4,106)	(766)	(4,872)

Debt, net of unamortized deferred financing costs	$219,901	$(462)	$219,439	$209,394	$14,734	$224,128

The weighted average interest rate for all SBA debentures and borrowings outstanding under the Credit Facility as of December 31, 2016 and December 31, 2015 was 4.1% and 4.0%, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to portfolio companies to fund various undrawn revolving loans, other credit facilities and capital commitments totaling $6,566 and $10,150 as of December 31, 2016 and December 31, 2015, respectively. Such outstanding commitments are summarized in the following table:

	December 31, 2016		December 31, 2015
Portfolio Company — Investment	Total Commitment	Unfunded Commitment	Total Commitment	Unfunded Commitment
FAR Research Inc. — Revolving Loan	$1,750	$1,614	$1,750	$1,614
Inflexxion, Inc. — Revolving Loan	500	350	1,000	850
inthinc Technology Solutions, Inc. — Subordinated Note	5,000	1,000	5,000	1,000
Lightning Diversion Systems, LLC — Revolving Loan	250	250	1,000	1,000
Microbiology Research Associates, Inc. — Revolving Loan	—	—	500	500
Oaktree Medical Centre, P.C. — Revolving Loan	2,500	—	500	250
Restaurant Finance Co, LLC — Senior Secured Loan	—	—	10,500	1,936
Safety Products Group, LLC — Common Equity	2,852	2,852	—	—
SES Investors, LLC — Revolving Loan	1,500	500	—	—
Vanguard Dealer Services, L.L.C. — Subordinated Note	—	—	9,850	2,500
X5 Opco LLC — Revolving Loan	—	—	500	500

Total	$14,352	$6,566	$30,600	$10,150

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

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

Note 8. Common Stock

The following table summarizes the total shares issued, offering price and net proceeds received in public offerings of the Company’s common stock since the IPO:

Offering Date	Number of Shares		Gross Proceeds	Underwriting Fees and Commissions and Offering Costs		Offering Price
September 11, 2012	2,472,500		$39,807	$1,855		$16.10
February 8, 2013	1,725,000		30,361	1,504		17.60
September 30, 2014	2,083,414	(1)	35,418	1,747		17.00
May 27, 2016	2,875,000	(2)	43,755	56	(4)	15.22	(5)
November 29, 2016	3,220,000	(3)	53,446	2,370		16.60	(6)

(1)	Includes 83,414 shares purchased by underwriters pursuant to the over-allotment option on October 21, 2014.
(2)	Includes 375,000 shares purchased by underwriters pursuant to the over-allotment option on June 10, 2016.
(3)	Includes 420,000 shares purchased by underwriters pursuant to the over-allotment option on December 13, 2016.
(4)	Fidus Investment Advisors, LLC agreed to bear up to $169 of the offering costs associated with this offering. Fidus Investment Advisors, LLC has also agreed to bear $1,756, or 100%, of the underwriting fees and commissions in connection with this offering and the exercise of the over-allotment option. All payments made by Fidus Investment Advisors, LLC are not subject to reimbursement by the Company.
(5)	Represents the weighted average offering price of shares issued, including the shares issued pursuant to the over-allotment option. Shares were issued on May 27, 2016 at an offering price of $15.27. The offering price of the over-allotment option shares was adjusted for the $0.39 dividend to shareholders of record on June 10, 2016.
(6)	Represents the weighted average offering price of shares issued, including the shares issued pursuant to the over-allotment option. Shares were issued on November 29, 2016 at an offering price of $16.65. The offering price of the over-allotment option shares was adjusted for the $0.43 dividend to shareholders of record on November 30, 2016.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

On August 21, 2014, the Company entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which the Company could sell, by means of at-the-market offerings from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50,000 (the “ATM Program”). The gross proceeds raised, the related sales agent commission, the offering expenses and the average price at which shares were issued under the ATM Program from August 21, 2014 through December 31, 2016 are as follow:

Year Ended December 31, 2014	Number of Shares	Gross Proceeds	Underwriting Fees and Commissions and Offering Costs	Average Offering Price
Third Quarter ended September 30, 2014	153,541	$2,850	$56	$18.56
Fourth Quarter ended December 31, 2014	4,812	80	3	17.00

Total	158,353	$2,930	$59	$18.51

Year Ended December 31, 2015
First Quarter ended March 31, 2015	49,193	$819	$16	$16.65
Second Quarter ended June 30, 2015	141,430	2,347	50	16.60
Third Quarter ended September 30, 2015	—	—	—	—
Fourth Quarter ended December 31, 2015	—	—	—	—

Total	190,623	$3,166	$66	$16.61

Year Ended December 31, 2016
First Quarter ended March 31, 2016	—	$—	$—	$—
Second Quarter ended June 30, 2016	—	—	—	—
Third Quarter ended September 30, 2016	—	—	—	—
Fourth Quarter ended December 31, 2016	—	—	—	—

Total	—	$—	$—	$—

See Note 9 for additional information regarding the issuance of shares under the DRIP.

As of December 31, 2016 and 2015, the Company had 22,446,076 and 16,300,732 shares of common stock outstanding, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the last three fiscal years.

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distribution	Cash Distribution	DRIP Shares Value	DRIP Shares	DRIP Share Issue Price
Fiscal Year Ended December 31, 2014:
2/18/2014	3/21/2014	3/31/2014	$0.38	$5,227	$5,028	$199	10,410	$19.14
5/5/2014	6/13/2014	6/27/2014	0.38	5,231	5,037	194	9,459	20.44
5/5/2014 (1)	7/25/2014	7/31/2014	0.05	689	664	25	1,368	18.66
5/5/2014 (1)	8/25/2014	8/29/2014	0.05	689	660	29	1,567	18.48
8/5/2014	9/12/2014	9/26/2014	0.38	5,293	5,095	198	11,562	17.16
11/4/2014	12/5/2014	12/19/2014	0.38	6,092	5,862	230	15,574	14.71
11/4/2014 (1)	12/5/2014	12/19/2014	0.10	1,603	1,543	60	4,098	14.71

			$1.72	$24,824	$23,889	$935	54,038

Fiscal Year Ended December 31, 2015:
2/17/2015	3/12/2015	3/26/2015	$0.38	$6,099	$5,886	$213	12,922	16.46
5/5/2015	6/11/2015	6/25/2015	0.38	6,176	5,968	208	12,883	16.18
5/5/2015 (1)	6/11/2015	6/25/2015	0.02	325	314	11	678	16.18
8/3/2015	9/17/2015	9/25/2015	0.39	6,345	6,097	248	16,985	14.61
11/2/2015 (1)	11/27/2015	12/11/2015	0.04	651	624	27	2,034	13.43
11/2/2015	12/4/2015	12/18/2015	0.39	6,351	6,157	194	13,570	14.29

			$1.60	$25,947	$25,046	$901	59,072

Fiscal Year Ended December 31, 2016:
2/16/2016	3/11/2016	3/25/2016	$0.39	$6,357	$6,177	$180	11,631	15.49
5/2/2016	6/10/2016	6/24/2016	0.39	7,337	7,143	194	12,722	15.25
8/1/2016	9/9/2016	9/23/2016	0.39	7,488	7,293	195	12,340	15.76
11/1/2016	12/2/2016	12/16/2016	0.39	8,585	8,386	199	12,381	16.08
11/1/2016 (1)	12/2/2016	12/16/2016	0.04	880	860	20	1,270	16.08

			$1.60	$30,647	$29,859	$788	50,344

(1)	Special dividend.

Since the Company’s IPO, dividends and distributions to stockholders total $129,708 or $8.96 per share.

There were no deemed distributions during the years 2014, 2015, or 2016. See Note 12 for further discussion regarding deemed distributions.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

Note 10. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2016, 2015, 2014, 2013 and 2012:

	Year Ended December 31,
	2016	2015	2014	2013	2012
Per share data:
Net asset value at beginning of period	$15.17	$15.16	$15.35	$15.32	$14.90
Net investment income (1)	1.45	1.64	1.62	1.43	1.54
Net realized gain (loss) on investments, net of tax benefit (refund) (1)	(0.77)	0.58	(1.18)	2.22	0.19
Net unrealized (depreciation) appreciation on investments (1)	1.59	(0.62)	0.92	(1.64)	0.18

Total increase from investment operations (1)	2.27	1.60	1.36	2.01	1.91
(Dilutive) accretive effect of share issuances	(0.05)	0.02	0.19	0.18	0.03
Dividends to stockholders	(1.60)	(1.60)	(1.72)	(1.94)	(1.46)
Taxes paid on deemed distribution	—	—	—	(0.21)	—
Other (2)	(0.03)	(0.01)	(0.02)	(0.01)	(0.06)

Net asset value at end of period	$15.76	$15.17	$15.16	$15.35	$15.32

Market value at end of period	$15.73	$13.69	$14.85	$21.74	$16.45

Shares outstanding at end of period	22,446,076	16,300,732	16,051,037	13,755,232	11,953,847
Weighted average shares outstanding during the period	18,283,715	16,201,449	14,346,438	13,524,368	10,185,627
Net assets at end of period	$353,785	$247,362	$243,263	$211,125	$183,091
Average net assets (6)	$289,453	$245,705	$222,736	$209,136	$157,618
Ratios to average net assets:
Total expenses (4)	11.5%	11.1%	10.1%	10.6%	11.5%
Net investment income (5)	9.2%	10.8%	10.5%	9.2%	10.0%
Total return (3)	26.6%	3.0%	(23.8)%	44.0%	38.1%
Portfolio turnover ratio	29.3%	22.5%	18.9%	44.9%	10.7%
Supplemental Data:
Average debt outstanding	$221,200	$199,340	$152,700	$144,500	$126,050
Average debt per share (1)	$12.10	$12.30	$10.64	$10.68	$12.38

(1)	Weighted average per share data.
(2)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	The total return for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 equals the change in the market value of the Company’s common stock per share during the period plus dividends paid per share during the period, divided by the market value per share at the beginning of the period.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

(4)	The total expenses to average net assets ratio is calculated using the total expenses caption as presented on the consolidated statements of operations, which includes incentive fee and excludes the income tax provision.
(5)	The net investment income to average net assets ratio is calculated using the net investment income caption as presented on the consolidated statements of operations, which includes incentive fee.
(6)	Average net assets is calculated as the average of the net asset balances as of each quarter end during the fiscal year and the prior year end.

Note 11. Selected Quarterly Financial Data (unaudited)

	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total investment income	$14,691	$13,832	$14,431	$17,275
Net investment income	7,082	4,943	6,735	7,841
Net increase in net assets from operations	7,540	12,793	8,594	12,643
Net investment income per share	0.43	0.29	0.35	0.39
Net increase in net assets from operations per share	0.46	0.74	0.45	0.62
Net asset value per share at end of period	15.25	15.52	15.58	15.76

	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total investment income	$12,838	$12,799	$13,557	$15,075
Net investment income	6,229	6,039	7,050	7,175
Net increase in net assets from operations	6,409	6,246	5,487	7,835
Net investment income per share	0.39	0.37	0.43	0.44
Net increase in net assets from operations per share	0.40	0.39	0.34	0.48
Net asset value per share at end of period	15.18	15.18	15.12	15.17

Note 12. Income Taxes

The Company has elected to be treated for federal income tax purposes as a RIC, whereby the Company generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that the Company distributes to its stockholders as dividends. The Company must generally distribute at least 90% of its investment company taxable income to maintain its RIC status. As part of maintaining RIC status, undistributed taxable income pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the later of the filing of the federal income tax return for the prior year or the 15th day of the 9th month following the prior tax year. Such taxable income carried forward to the next tax year will be subject to excise tax equal to 4% of the amount by which (i) 98% of the Company’s ordinary income recognized during a calendar year and (ii) 98.2% of the Company’s long term capital gains, as defined by Subchapter M of the Code, recognized for the one year period ending October 31st of a calendar year exceeds the respective distributions for the year. For the years ended December 31, 2016, 2015 and 2014, the excise tax provision (benefit) was $370, $395 and $340, respectively. Excise tax is included as a component of income tax provision and income tax (provision) on realized gains on investments, depending on the character of the underlying taxable income, on the consolidated statements of operations.

The Taxable Subsidiaries hold certain portfolio investments for the Company. The Taxable Subsidiaries are consolidated for financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

included in the Company’s consolidated financial statements. The principal purpose of the Taxable Subsidiaries are to permit the Company to hold equity investments in portfolio companies which are “pass through” entities for federal income tax purposes in order to comply with the “source-of-income” requirements contained in the RIC tax provisions of Subchapter M of the Code. The Taxable Subsidiaries are not consolidated for federal income tax purposes and may generate income tax expense or income tax benefit as a result of their ownership of various portfolio investments. The Company classifies interest and penalties, if any, as a component of income tax provision on the consolidated statements of operations. For the years ended December 31, 2016, 2015 and 2014, income tax expense at the taxable subsidiaries was $28, $34, and $28, respectively. Income tax expense is included as a component of the income tax provisions on the consolidated statements of operations.

Listed below is a reconciliation of net increase in net assets resulting from operations on the consolidated statements of operations to taxable income and to total distributions declared to common stockholders for the years ended December 31, 2016, 2015 and 2014.

	2016 (1)	2015	2014
Net increase in net assets resulting from operations	$41,570	$25,977	$19,485
Net change in unrealized depreciation (appreciation) on investments	(29,009)	10,086	(13,250)
Permanent book income and tax income differences	—	1,253	367
Temporary book income and tax income differences	2,969	(7,207)	5,391
Capital loss carry forward (utilization)	13,438	(3,134)	11,288

Taxable income	28,968	26,975	23,281
Taxable income earned in prior year and carried forward for distribution in current year	14,871	13,843	15,386
Taxable income earned in current period and carried forward for distribution in following year	(13,192)	(14,871)	(13,843)

Total distributions to common stockholders	$30,647	$25,947	$24,824

(1)	The Company’s taxable income for 2016 is an estimate and will not be finalized until the Company files its 2016 federal income tax return in 2017. Therefore, the Company’s actual taxable income, and the Company’s actual taxable income that was earned in 2016 and carried forward for distribution in 2017, may be different than this estimate.

For tax purposes, distributions paid to stockholders are reported as ordinary income, long term capital gains, qualified dividends, return of capital or a combination thereof. There were no return of capital distributions paid during 2016, 2015 and 2014. The tax character of distributions paid for the years ended December 31, 2016, 2015 and 2014 was as follows:

	2016	2015	2014
Ordinary income	$29,211	$25,639	$14,242
Long term capital gains	—	—	10,389
Qualified dividends	1,436	308	193

Total distributions	$30,647	$25,947	$24,824

The Company estimates that it generated undistributed ordinary taxable income of approximately $13,192, or $0.59 per share during 2016 that will be carried forward and distributed in 2017. Ordinary dividend

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

distributions from a RIC do not qualify for the preferential federal income tax rate on dividend income from certain domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations.

The Company may distribute a portion of its realized net long term capital gains in excess of realized net short term capital losses to its stockholders, but may also decide to retain a portion, or all, of its net capital gains and elect to make a “deemed distribution” to its stockholders. For the years ended December 31, 2016, 2015 and 2014, the Company did not elect to designate retained net capital gains as a deemed distribution.

As of December 31, 2016, 2015 and 2014, the tax basis components of distributable earnings were as follows:

	2016 (1)	2015	2014
Undistributed ordinary income	$13,148	$14,782	$13,733
Undistributed qualified income	44	89	110
Undistributed long term capital gains	—	—	—
Unrealized appreciation (depreciation) (2)	23,944	(6,703)	3,805
Temporary book/tax differences	(1,882)	1,087	(6,121)
Capital loss carry forward	(21,592)	(8,154)	(11,288)

Total distributable earnings	$13,662	$1,101	$239

(1)	The Company’s undistributed earnings for 2016 is an estimate and will not be finally determined until the Company files its 2016 federal income tax return in 2017. Therefore, the Company’s actual distributable earnings may be different than this estimate.
(2)	In addition, there is net unrealized appreciation (depreciation) of $(4), $1,633 and $1,211 included in additional paid in capital as of December 31, 2016, 2015 and 2014, respectively, that was recognized prior to the Formation Transactions.

For federal income tax purposes, the cost of investments owned at December 31, 2016 and 2015 was approximately $501,205 and $448,889, respectively.

	December 31, 2016	December 31, 2015
Tax-basis amortized cost of investments	$501,205	$448,889
Tax-basis gross unrealized appreciation on investments	36,733	11,621
Tax-basis gross unrealized depreciation on investments	(13,484)	(17,241)

Tax-basis net unrealized appreciation on investments	23,249	(5,620)

Fair value of investments	$524,454	$443,269

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(In thousands, except shares and per share data)

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These permanent book-to-tax differences are reclassified on the consolidated statements of changes in net assets to reflect their tax character but have no impact on total net assets. The following permanent book-to-tax differences were reclassified on the consolidated statements of changes in net assets for the years ended December 31, 2016, 2015 and 2014.

	2016	2015	2014
Additional paid in capital	$(1,700)	$(770)	$(590)
Undistributed net investment income	(215)	908	366
Accumulated net realized gain (loss) on investments, net of taxes	1,915	(138)	224

Note 13. Subsequent Events

On January 4, 2017, the Company invested $12,250 in subordinated notes and common equity of Revenue Management Solutions, LLC, a leading provider of services that match, reconcile, and facilitate the posting of healthcare payments received against submitted claims from healthcare providers, benefit managers, and billing companies.

On February 3, 2017, the Company exited its debt and equity investments in Worldwide Express Operations, LLC (“Worldwide Express”). The Company received payment in full on its subordinated note, including a prepayment penalty, and sold a portion of its equity for a realized gain, net of estimated taxes, of approximately $5,049. Concurrently, the Company rolled over $4,000 of its equity investment into a new equity investment in the portfolio company. On February 27, 2017, the Company invested $10,000 in a subordinated note of Worldwide Express.

On February 14, 2017, the Board declared a regular quarterly dividend of $0.39 per share payable on March 24, 2017 to stockholders of record as of March 10, 2017.

On February 28, 2017, the Company repaid $24,750 of SBA debentures with an interest rate of 6.2% which would have matured on March 1, 2018.

On February 28, 2017, the Company invested $10,500 in subordinated notes and common equity of TransGo, LLC, a specialty manufacturer and designer of aftermarket automotive transmission parts and repair kits.

On February 28, 2017, the Company exited its debt investment in Grindmaster Corporation. The Company received payment in full on its subordinated note, including a prepayment penalty.

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

Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Attestation Report of the Registered Public Accounting Firm

Our internal control over financial reporting as of December 31, 2016 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of Part II of this Annual Report under the heading Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

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

Date: March 2, 2017

/s/ EDWARD H. ROSS
Name:	Edward H. Ross
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ EDWARD H. ROSS Edward H. Ross	Chairman and Chief Executive Officer (Principal Executive Officer)	March 2, 2017

/s/ THOMAS C. LAUER Thomas C. Lauer	President and Director	March 2, 2017

/s/ SHELBY E. SHERARD Shelby E. Sherard	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2017

/s/ RAYMOND L. ANSTISS, JR. Raymond L. Anstiss	Director	March 2, 2017

/s/ CHARLES D. HYMAN Charles D. Hyman	Director	March 2, 2017

/s/ JOHN A. MAZZARINO John A. Mazzarino	Director	March 2, 2017

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

3.2	Bylaws of the Registrant (Filed as Exhibit (b)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

4.1	Form of Stock Certificate of the Registrant (Filed as Exhibit (d) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

4.2	Agreement to Furnish Certain Instruments (Filed as Exhibit (f)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

10.1	Investment Advisory and Management Agreement between Registrant and Fidus Investment Advisors, LLC (Filed as Exhibit (g) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

10.2	Custody Agreement (Filed as Exhibit (j) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

10.3	Administration Agreement between Registrant and Fidus Investment Advisors, LLC (Filed as Exhibit (k)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

10.4	Trademark License Agreement between Registrant and Fidus Partners, LLC (Filed as Exhibit (k)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

10.5†	Form of Indemnification Agreement by and between Registrant and each of its directors (Filed as Exhibit (k)(3) to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the Securities and Exchange Commission on June 10, 2011 and incorporated herein by reference).

10.6	Dividend Reinvestment Plan (Filed as Exhibit (e) to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-182785) filed with the Securities and Exchange Commission on August 27, 2012 and incorporated herein by reference).

10.7	First Amendment to Investment Advisory and Management Agreement between Registrant and Fidus Investment Advisors, LLC filed as exhibit 10.7 to the Registrant’s annual report on Form 10-K, filed with the Securities and Exchange Commission on March 6, 2014 and incorporated herein by reference.

10.8	Senior Secured Revolving Credit Agreement, dated June 16, 2014, by and among the Registrant, the lenders party thereto and ING Capital LLC, as Administrative Agent, filed as exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2014 and incorporated herein by reference.

Exhibit Number	Description

10.9	Amendment No. 1, dated December 19, 2014, to the Senior Secured Revolving Credit Agreement dated June 16, 2014, by and among the Registrant, the lenders party thereto and ING Capital LLC as Administrative Agent filed as exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2014 and incorporated herein by reference.

14.1	Code of Business Conduct of the Registrant (Filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00861) filed with the Securities and Exchange Commission on March 8, 2012 and incorporated herein by reference).

21.1	List of Subsidiaries (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

†	Denotes a management contract or compensatory plan, contract or arrangement.