Form 10-Q
period 2017-03-31
FIDUS INVESTMENT Corp
filed 2017-05-04
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2017, the Registrant had outstanding 22,457,576 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	March 31, 2017 (unaudited)	December 31, 2016
ASSETS
Investments, at fair value
Affiliate investments (cost: $114,846 and $113,995, respectively)	$134,054	$132,013
Non-control/non-affiliate investments (cost: $401,222 and $386,519, respectively)	402,548	392,441

Total investments, at fair value (cost: $516,068 and $500,514, respectively)	536,602	524,454
Cash and cash equivalents	19,092	57,083
Interest receivable	5,152	4,407
Prepaid expenses and other assets	816	798

Total assets	$561,662	$586,742

LIABILITIES
SBA debentures, net of deferred financing costs (Note 6)	$195,405	$219,901
Borrowings under credit facility, net of deferred financing costs (Note 6)	(375)	(462)
Accrued interest and fees payable	753	3,122
Management and incentive fees payable – due to affiliate	9,114	8,830
Administration fee payable and other – due to affiliate	220	570
Taxes payable	1,590	555
Accounts payable and other liabilities	143	441

Total liabilities	206,850	232,957

Commitments and contingencies (Note 7)

NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 22,457,576 and 22,446,076, shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively)	22	22
Additional paid-in capital	340,350	340,101
Undistributed net investment income	8,731	9,626
Accumulated net realized (loss) on investments, net of taxes and distributions	(14,829)	(19,908)
Accumulated net unrealized appreciation on investments	20,538	23,944

Total net assets	354,812	353,785

Total liabilities and net assets	$561,662	$586,742

Net asset value per common share	$15.80	$15.76

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

(in thousands, except shares and per share data)

	Three Months Ended March 31,
	2017	2016
Investment Income:
Interest income
Affiliate investments	$2,674	$2,844
Non-control/non-affiliate investments	12,074	10,603

Total interest income	14,748	13,447
Dividend income
Affiliate investments	278	162
Non-control/non-affiliate investments	380	81

Total dividend income	658	243
Fee income
Affiliate investments	6	7
Non-control/non-affiliate investments	776	968

Total fee income	782	975
Interest on idle funds and other income	40	26

Total investment income	16,228	14,691

Expenses:
Interest and financing expenses	2,584	2,600
Base management fee	2,313	1,983
Incentive fee	2,378	1,880
Administrative service expenses	351	321
Professional fees	469	482
Other general and administrative expenses	278	318

Total expenses	8,373	7,584

Net investment income before income taxes	7,855	7,107
Income tax (benefit) provision	(4)	25

Net investment income	7,859	7,082

Net realized and unrealized gains (losses) on investments:
Net realized gains on affiliates investments	26	—
Net realized gains (losses) on non-control/non-affiliate investments	6,438	(310)
Net change in unrealized (depreciation) appreciation on investments	(3,406)	768
Income tax (provision) from realized gains on investments	(1,385)	—

Net gain on investments	1,673	458

Net increase in net assets resulting from operations	$9,532	$7,540

Per common share data:
Net investment income per share-basic and diluted	$0.35	$0.43

Net increase in net assets resulting from operations per share — basic and diluted	$0.42	$0.46

Dividends declared per share	$0.39	$0.39

Weighted average number of shares outstanding — basic and diluted	22,446,970	16,301,499

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except shares)

	Common Stock		Additional	Undistributed	Accumulated net realized (loss) on investments,	Accumulated net unrealized (depreciation)
	Number of shares	Par value	paid in capital	net investment income	net of taxes and distributions	appreciation on investments	Total net assets
Balances at December 31, 2015	16,300,732	$16	$246,307	$13,887	$(6,145)	$(6,703)	$247,362
Shares issued under dividend reinvestment plan	11,631	—	180	—	—	—	180
Net increase in net assets resulting from operations	—	—	—	7,082	(539)	997	7,540
Dividends declared	—	—	—	(6,357)	—	—	(6,357)

Balances at March 31, 2016	16,312,363	$16	$246,487	$14,612	$(6,684)	$(5,706)	$248,725

Balances at December 31, 2016	22,446,076	$22	$340,101	$9,626	$(19,908)	$23,944	$353,785
Expenses related to public offerings of common stock	—	—	51	—	—	—	51
Shares issued under dividend reinvestment plan	11,500	—	198	—	—	—	198
Net increase in net assets resulting from operations	—	—	—	7,859	5,079	(3,406)	9,532
Dividends declared	—	—	—	(8,754)	—	—	(8,754)

Balances at March 31, 2017	22,457,576	$22	$340,350	$8,731	$(14,829)	$20,538	$354,812

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$9,532	$7,540
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used for) operating activities:
Net change in unrealized depreciation (appreciation) on investments	3,406	(768)
Net realized (gain) loss on investments	(6,464)	310
Interest and dividend income paid-in-kind	(1,698)	(1,087)
Accretion of original issue discount	(128)	(60)
Accretion of loan origination fees	(346)	(316)
Purchase of investments	(55,004)	(42,348)
Proceeds from sales and repayments of investments	47,746	31,581
Proceeds from loan origination fees	340	275
Amortization of deferred financing costs	341	273
Changes in operating assets and liabilities:
Interest receivable	(745)	(1,205)
Prepaid expenses and other assets	(19)	123
Accrued interest and fees payable	(2,369)	(2,118)
Management and incentive fees payable – due to affiliate	284	68
Administration fee payable and other – due to affiliate	(350)	(265)
Taxes payable	1,035	(400)
Accounts payable and other liabilities	(297)	(29)

Net cash (used for) operating activities	(4,736)	(8,426)

Cash Flows from Financing Activities:
Expenses related to stock offerings	51	—
Proceeds received from SBA debentures	—	500
Repayments of SBA debentures	(24,750)	—
Proceeds received from borrowings under credit facility	—	12,000
Repayments of borrowings under credit facility	—	(16,500)
Payment of deferred financing costs	—	(13)
Dividends paid to stockholders, including expenses	(8,556)	(6,177)

Net cash (used for) financing activities	(33,255)	(10,190)

Net (decrease) in cash and cash equivalents	(37,991)	(18,616)
Cash and cash equivalents:
Beginning of period	57,083	31,657

End of period	$19,092	$13,041

Supplemental disclosure of cash flow information:
Cash payments for interest	$4,612	$4,445
Cash payments for taxes, net of tax refunds received	$346	$425
Non-cash financing activities:
Shares issued under dividend reinvestment plan	$198	$180

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

March 31, 2017

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Aerospace & Defense Manufacturing
FDS Avionics Corp.
(dba Flight Display Systems)
Subordinated Note	12.3%/0.0%	4/1/2020	$5,200	$5,186	$4,147
Common Equity (200 units) (i)				2,000	105

				7,186	4,252	1%

Fiber Materials, Inc. (k)
Subordinated Note	12.0%/1.0%	5/30/2022	4,013	3,995	3,995
Common Equity (10 units)				1,000	1,000

				4,995	4,995	1%

Lightning Diversion Systems, LLC
Senior Secured Loan (j)	10.5%/0.0%	9/16/2021	21,204	21,120	21,204
Revolving Loan ($250 commitment) (h)	10.5%/0.0%	9/16/2021	—	(1)	—
Common Equity (600,000 units)				—	3,213

				21,119	24,417	7%

Malabar International (k)
Subordinated Note (j)	11.3%/2.0%	11/13/2021	7,655	7,645	7,655
Preferred Equity (1,494 shares) (f)	6.0%/0.0%	5/12/2022		1,997	5,382

				9,642	13,037	4%

Simplex Manufacturing Co.
Subordinated Note	14.0%/0.0%	11/1/2017	4,050	4,050	4,050
Warrant (29 shares) (l)				1,155	3,934

				5,205	7,984	2%

Steward Holding LLC (k)
(dba Steward Advanced Materials)
Subordinated Note	12.0%/2.3%	5/12/2021	7,221	7,195	7,221
Common Equity (1,000,000 units)				1,000	517

				8,195	7,738	2%

Apparel Distribution
Jacob Ash Holdings, Inc.
Subordinated Note (j)	13.0%/4.0%	6/30/2018	4,000	3,997	4,000
Subordinated Note	13.0%/0.0%	6/30/2018	778	774	778
Preferred Equity (66,138 shares) (f)	0.0%/15.0%	6/30/2018		1,110	1,113
Warrant (63,492 shares) (l)				67	—

				5,948	5,891	2%

Building Products Manufacturing
SES Investors, LLC (k)
(dba SES Foam)
Senior Secured Loan	11.0%/0.0%	3/8/2022	10,474	10,427	10,448
Revolving Loan ($1,500 commitment)(i)	6.0%/0.0%	3/8/2022	1,500	1,493	1,500
Common Equity (6,000 units) (g)(i)				600	565

				12,520	12,513	5%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2017

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
The Wolf Organization, LLC
Common Equity (175 shares)				$1,455	$3,577	1%

US GreenFiber, LLC
Subordinated Note (j)	12.5%/0.0%	1/2/2019	$14,000	13,972	13,699
Common Equity (1,667 units) (g)(i)				500	462

				14,472	14,161	4%

Business Services
Comprehensive Logistics Co., Inc.
Senior Subordinated Loan (j)	11.5%/4.5%	11/22/2021	15,245	15,175	15,175	4%

Inflexxion, Inc. (k)
Senior Secured Loan	7.0%/6.0%	12/16/2019	4,259	4,246	3,571
Revolving Loan ($500 commitment) (i)	7.0%/6.0%	12/16/2019	162	159	136
Preferred Equity (252,046 units)				252	160
Preferred Equity (308,987 units)				309	196
Preferred Equity (1,400 units)				1,400	—

				6,366	4,063	1%

Plymouth Rock Energy, LLC
Senior Secured Loan	11.8%/0.0%	5/14/2017	4,645	4,643	4,645	1%

Vanguard Dealer Services, L.L.C.
Subordinated Note	12.3%/0.0%	1/30/2021	11,450	11,408	11,450
Common Equity (6,000 shares)				600	934

				12,008	12,384	3%

Capital Equipment Manufacturing
Thermoforming Technology Group LLC
Subordinated Note	12.5%/0.0%	9/14/2021	14,700	14,640	14,700
Common Equity (3,500 units) (g)(i)				350	314

				14,990	15,014	4%

Component Manufacturing
Hilco Plastics Holdings, LLC
(dba Hilco Technologies)
Subordinated Note	11.5%/1.0%	7/15/2022	8,042	8,006	8,042
Common Equity (72,507 units) (g)(i)				500	478

				8,506	8,520	2%

Toledo Molding & Die, Inc.
Subordinated Note (i)	10.5%/0.0%	12/18/2018	10,000	9,935	10,000	3%

TransGo, LLC
Subordinated Note	13.3%/0.0%	8/28/2022	9,500	9,453	9,453
Common Equity (1,000 units)				1,000	1,000

				10,453	10,453	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2017

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Consumer Products
World Wide Packaging, LLC (k)
Common Equity (1,517,573 units) (g)(i)				$499	$3,344	1%

Electronic Components Supplier
Apex Microtechnology, Inc. (k)
Warrant (2,293 shares) (l)				220	385
Common Equity (11,690 shares)				1,168	2,081

				1,388	2,466	1%

Healthcare Products
Allied 100 Group, Inc.
Subordinated Note (j)	11.5%/0.0%	5/26/2020	$13,000	12,962	13,000
Common Equity (1,250,000 units) (i)				1,250	1,146

				14,212	14,146	4%

Anatrace Products, LLC
Subordinated Note	13.0%/1.3%	6/23/2021	6,500	6,485	6,500
Common Equity (360,000 shares) (i)				—	813

				6,485	7,313	2%

OMC Investors, LLC
(dba Ohio Medical Corporation)
Subordinated Note	12.0%/0.0%	7/15/2021	10,000	9,922	8,768
Common Equity (5,000 shares)				500	226

				10,422	8,994	3%

Pfanstiehl, Inc. (k)
Subordinated Note	10.5%/0.0%	9/29/2021	6,208	6,190	6,208
Common Equity (8,500 units) (i)				850	12,797

				7,040	19,005	5%

Six Month Smiles Holdings, Inc.
Subordinated Note (i)	6.0%/8.5%	7/31/2020	8,963	8,942	7,905	2%

Healthcare Services
Medsurant Holdings, LLC (k)
Subordinated Note	12.3%/0.0%	6/18/2021	6,267	6,224	6,267
Preferred Equity (126,662 units) (g)				1,346	1,764
Warrant (505,176 units) (g)(l)				4,516	6,151

				12,086	14,182	4%

Microbiology Research Associates, Inc. (k)
Subordinated Note	11.0%/1.5%	3/13/2022	8,570	8,549	8,570
Common Equity (1,625,731 units) (i)				1,939	2,821

				10,488	11,391	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2017

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Oaktree Medical Centre, P.C.
(dba Pain Management Associates)
Senior Secured Loan (i)	11.5%/0.0%	1/1/2018	$571	$623	$637
Senior Secured Loan (i)	7.0%/12.0%	1/1/2018	6,259	6,651	4,643
Revolving Loan ($2,500 commitment) (i)	11.5%/0.0%	1/1/2018	2,500	2,533	2,783

				9,807	8,063	2%

United Biologics, LLC
Subordinated Note	12.0%/2.0%	4/30/2018	8,741	8,710	8,741
Preferred Equity (98,377 units) (g)(i)				1,069	833
Warrant (57,469 units) (l)				566	216

				10,345	9,790	3%

Industrial Cleaning & Coatings
K2 Industrial Services, Inc.
Tranche A Loan	11.8%/2.5%	4/25/2022	10,110	10,070	10,070
Tranche B Loan	11.8%/7.3%	4/25/2022	2,064	2,056	2,056
Common Equity (1,673 shares)				1,268	679

				13,394	12,805	4%

Information Technology Services
FTH Acquisition Corp. VII
Subordinated Note	13.0%/0.0%	1/31/2019	8,033	8,034	7,862
Preferred Equity (887,122 shares)				887	444

				8,921	8,306	2%

inthinc Technology Solutions, Inc.
Subordinate Note ($5,000 commitment)	14.0%/0.0%	4/24/2020	4,000	3,985	3,911
Subordinated Note	0.0%/14.0%	4/24/2020	2,237	2,084	2,104
Royalty Rights		4/24/2020		185	185

				6,254	6,200	2%

New Era Technology, Inc.
Subordinated Note (i)	11.0%/1.5%	9/3/2022	11,514	11,457	11,457
Common Equity (197,369 shares) (i)				750	750

				12,207	12,207	3%

Revenue Management Solutions, LLC
Subordinated Note (j)	11.5%/1.0%	7/4/2022	8,771	8,687	8,687
Subordinated Note (i)	7.0%/6.5%	7/4/2022	1,269	1,257	1,257
Common Equity (2,250,000 units)				2,250	2,250

				12,194	12,194	3%

Software Technology, LLC
Subordinated Note (j)	11.0%/0.0%	6/23/2023	8,750	8,708	8,708
Common Equity (11 units)				1,125	1,125

				9,833	9,833	3%

Laundry Services
Caldwell & Gregory, LLC
Subordinated Note	0.0%/12.0%	5/31/2022	2,778	2,778	2,778
Common Equity (500,000 units) (g)				500	625
Warrant (242,121 units) (g)(l)				243	303

				3,521	3,706	1%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2017

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Oil & Gas Distribution
LNG Indy, LLC
(dba Kinetrex Energy)
Subordinated Note (j)	11.5%/0.0%	9/28/2021	$5,000	$4,976	$4,976
Common Equity (1,000 units)				1,000	1,000

				5,976	5,976	2%

Oil & Gas Services
IOS Acquisitions, Inc. (m)
Common Equity (2,152 units) (i)				103	17	0%

Pinnergy, Ltd. (k)
Subordinated Note (j)	0.0%/10.0%	1/24/2020	8,625	8,606	8,625
Common Equity - Class A-2 (42,500 units) (j)				3,000	3,000
Common Equity - Class B (1,000 units) (j)				3,000	3,000

				14,606	14,625	4%

Packaging
Rohrer Corporation
Subordinated Note (j)	11.0%/1.5%	1/18/2022	16,676	16,605	16,676
Common Equity (389 shares)				750	780

				17,355	17,456	5%

Printing Services
Brook & Whittle Limited
Subordinated Note	12.0%/4.8%	12/31/2017	8,128	8,128	8,324
Subordinated Note	12.0%/2.0%	12/31/2017	2,354	2,354	2,354
Warrant (1,051 shares) (l)				285	420
Common Equity - Series A (148 shares)				110	58
Common Equity - Series D (527 shares)				52	135

				10,929	11,291	3%

Promotional Products
Hub Acquisition Sub, LLC
(dba Hub Pen)
Subordinated Note (j)	12.3%/0.0%	9/23/2021	11,350	11,304	11,350
Common Equity (7,500 units)				750	996

				12,054	12,346	3%

Restaurants
ACFP Management, Inc. (m)
Common Equity (1,000,000 units) (i)				—	—	0%

Cardboard Box LLC
(dba Anthony’s Coal Fired Pizza)
Common Equity (521,021 units) (i)				520	271	0%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2017

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Restaurant Finance Co, LLC
Senior Secured Loan (j)(o)	12.0%/4.0%	7/31/2020	$9,154	$9,126	$7,096	2%

Retail
EBL, LLC (EbLens)
Common Equity (750,000 units) (g)(i)				750	2,062	1%

Palmetto Moon, LLC
Senior Secured Term Loan	11.5%/0.0%	10/31/2021	6,304	6,267	6,267
Common Equity (499 units) (i)				499	499

				6,766	6,766	2%

Safety Products Manufacturing
Safety Products Group, LLC (k)(m)
Preferred Equity (749 units) (g)(i)				—	9
Common Equity (676 units) ($2,852 commitment) (g)(i)				—	—

				—	9	0%

Specialty Chemicals
FAR Research Inc. (k)
Senior Secured Loan (j)	11.8%/1.0%	3/31/2019	7,289	7,273	7,289
Revolving Loan ($500 commitment) (i)	11.8%/1.0%	3/31/2019	138	136	138
Common Equity (1,396 units)				1,396	1,231

				8,805	8,658	3%

Specialty Distribution
Carlson Systems Holdings, Inc. (m)
Common Equity (15,000 units) (i)				—	73

				—	73	0%

Pugh Lubricants, LLC
Subordinated Note (j)	12.3%/0.0%	5/10/2022	12,256	12,199	12,199
Common Equity (5,000 units) (g)(i)				500	500

				12,699	12,699	4%

Virginia Tile Company, LLC
Subordinated Note (j)	12.3%/0.0%	4/7/2022	12,000	11,964	12,000
Common Equity (17 units)				342	1,214

				12,306	13,214	4%

Transportation Services
Cavallo Bus Lines Holdings, LLC
Subordinated Note	12.0%/3.0%	4/26/2021	8,250	8,219	8,250	2%

US Pack Logistics LLC
Subordinated Note (j)	12.0%/1.8%	9/27/2020	7,185	7,153	7,185
Common Equity (5,357 units) (g)(i)				583	827

				7,736	8,012	2%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2017

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Worldwide Express Operations, LLC
Subordinated Note (i)(n)	9.8%/0.0%	2/3/2025	$10,000	$9,853	$9,853
Common Equity (4,000 units) (g)(i)				4,000	4,000

				13,853	13,853	4%

Utility Equipment Manufacturing
Mirage Trailers LLC (k)
Senior Secured Loan (j)(e)	12.5%/0.0%	11/25/2020	8,123	8,057	8,123
Common Equity (2,500,000 shares)(f)				2,482	2,773

				10,539	10,896	3%

Trantech Radiator Products, Inc. (k)
Subordinated Note (i)	12.0%/2.3%	5/31/2018	6,994	6,989	6,994
Common Equity (6,875 shares) (i)				688	138

				7,677	7,132	2%

Vending Equipment Manufacturing
Accent Food Services, LLC
Subordinated Note (j)	10.0%/1.3%	5/30/2022	20,206	20,098	20,098
Common Equity (7,500 units) (g)(i)				750	750

				20,848	20,848	6%

Ice House America, LLC
Subordinated Note (i)	12.0%/3.0%	1/1/2020	4,269	4,134	4,269
Warrant (1,957,895 units) (g)(i)(l)				216	114

				4,350	4,383	1%

Total Investments				$516,068	$536,602	151%

(a)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(b)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(c)	All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.
(d)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of March 31, 2017. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
(e)	The investment bears interest at a variable rate that is determined by reference to one-month LIBOR, which is reset monthly. The interest rate is set as one-month LIBOR + 11.5% and is subject to a 12.5% interest rate floor. The Company has provided the interest rate in effect as of March 31, 2017.
(f)	Income producing. Maturity date, if any, represents mandatory redemption date.
(g)	Investment is held by a wholly-owned subsidiary of the Company, other than the Funds.
(h)	The entire commitment was unfunded at March 31, 2017. As such, no interest is being earned on this investment.
(i)	Investment pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2017

(In thousands, except shares)

(j)	The portion of the investment not held by the Funds is pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(k)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company. Transactions in which the issuer was an Affiliated Person are detailed in Note 3 to the consolidated financial statements.
(l)	Warrants entitle the Company to purchase a predetermined number of shares of common stock, and are non-income producing. The purchase price and number of shares are subject to adjustment under certain conditions until the expiration date, if any.
(m)	Investment in portfolio company that has sold its operations and is in the process of winding down.
(n)	The investment bears interest at a variable rate that is determined by reference to three-month LIBOR, which is reset quarterly. The interest rate is set as three-month LIBOR + 8.8% and is subject to a 1.0% LIBOR interest rate floor. The Company has provided the interest rate in effect as of March 31, 2017.
(o)	Investment was on non-accrual status as of March 31, 2017, meaning the Company has ceased recognizing interest income on the investment.

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2016

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Aerospace & Defense Manufacturing
FDS Avionics Corp.
(dba Flight Display Systems)
Subordinated Note	12.3%/0.0%	4/1/2020	$5,200	$5,184	$4,237
Common Equity (200 units) (i)				2,000	312

				7,184	4,549	1%

Fiber Materials, Inc. (k)
Subordinated Note	12.0%/1.0%	5/30/2022	4,003	3,984	3,984
Common Equity (10 units)				1,000	1,000

				4,984	4,984	1%

Lightning Diversion Systems, LLC
Senior Secured Loan (j)	10.5%/0.0%	9/16/2021	21,204	21,114	21,204
Revolving Loan ($250 commitment) (h)	10.5%/0.0%	9/16/2021	—	(1)	—
Common Equity (600,000 units)				—	2,637

				21,113	23,841	7%

Malabar International (k)
Subordinated Note (j)	11.3%/2.0%	11/13/2021	7,617	7,607	7,617
Preferred Equity (1,494 shares) (f)	6.0%/0.0%	5/12/2022		1,997	5,367

				9,604	12,984	4%

Simplex Manufacturing Co.
Subordinated Note (n)	14.0%/0.0%	12/9/2016	4,050	4,050	4,050
Warrant (28 shares) (l)				1,041	3,787

				5,091	7,837	2%

Steward Holding LLC (k)
(dba Steward Advanced Materials)
Subordinated Note	12.0%/2.3%	5/12/2021	7,181	7,154	7,181
Common Equity (1,000,000 units)				1,000	678

				8,154	7,859	2%

Apparel Distribution
Jacob Ash Holdings, Inc.
Subordinated Note (j)	13.0%/4.0%	6/30/2018	4,000	3,997	4,000
Subordinated Note	13.0%/0.0%	6/30/2018	778	773	778
Preferred Equity (66,138 shares) (f)	0.0%/15.0%	6/30/2018		1,071	1,075
Warrant (63,492 shares) (l)				67	—

				5,908	5,853	2%

Building Products Manufacturing
SES Investors, LLC (k)
(dba SES Foam)
Senior Secured Loan	11.0%/0.0%	3/8/2022	10,474	10,424	10,424
Revolving Loan ($1,500 commitment)(i)	6.0%/0.0%	3/8/2022	1,000	993	993
Common Equity (6,000 units) (g)(i)				600	600

				12,017	12,017	4%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (continued)

December 31, 2016

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
The Wolf Organization, LLC
Common Equity (175 shares)				$1,455	$3,102	1%

US GreenFiber, LLC
Subordinated Note (j)	12.5%/0.0%	1/2/2019	$14,000	13,968	14,000
Common Equity (1,667 units) (g)(i)				500	574

				14,468	14,574	4%

Business Services
Comprehensive Logistics Co., Inc.
Senior Subordinated Loan (j)	11.5%/4.5%	11/22/2021	15,075	15,001	15,001	4%

Inflexxion, Inc. (k)
Senior Secured Loan	7.0%/6.0%	12/16/2019	4,196	4,182	3,579
Revolving Loan ($500 commitment) (i)	7.0%/6.0%	12/16/2019	159	156	136
Preferred Equity (252,046 units)				252	114
Preferred Equity (308,987 units)				309	139
Preferred Equity (1,400 units)				1,400	—

				6,299	3,968	1%

Plymouth Rock Energy, LLC
Senior Secured Loan	11.8%/0.0%	5/14/2017	6,000	5,995	6,000	2%

Vanguard Dealer Services, L.L.C.
Subordinated Note	12.3%/0.0%	1/30/2021	11,450	11,405	11,450
Common Equity (6,000 shares)				600	907

				12,005	12,357	3%

Capital Equipment Manufacturing
Thermoforming Technology Group LLC
Subordinated Note	12.5%/0.0%	9/14/2021	14,700	14,637	14,700
Common Equity (3,500 units) (g)(i)				350	353

				14,987	15,053	4%

Component Manufacturing
Hilco Plastics Holdings, LLC
(dba Hilco Technologies)
Subordinated Note	11.5%/1.0%	7/15/2022	8,022	7,984	7,984
Common Equity (72,507 units) (g)(i)				500	500

				8,484	8,484	2%

Toledo Molding & Die, Inc.
Subordinated Note (i)	10.5%/0.0%	12/18/2018	10,000	9,926	10,000	3%

Consumer Products
Grindmaster Corporation
Subordinated Note	11.5%/0.0%	10/31/2019	10,500	10,474	10,500	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (continued)

December 31, 2016

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
World Wide Packaging, LLC (k)
Common Equity (1,517,573 units) (g)(i)				$499	$2,898	1%

Electronic Components Supplier
Apex Microtechnology, Inc. (k)
Warrant (2,293 shares) (l)				220	345
Common Equity (11,690 shares)				1,168	1,876

				1,388	2,221	1%

Healthcare Products
Allied 100 Group, Inc.
Subordinated Note (j)	11.5%/0.0%	5/26/2020	$13,000	12,960	13,000
Common Equity (1,250,000 units) (i)				1,250	1,201

				14,210	14,201	4%

Anatrace Products, LLC
Subordinated Note	13.0%/1.3%	6/23/2021	6,500	6,483	6,500
Common Equity (360,000 shares) (i)				—	259

				6,483	6,759	2%

OMC Investors, LLC
(dba Ohio Medical Corporation)
Subordinated Note	12.0%/0.0%	7/15/2021	10,000	9,917	9,383
Common Equity (5,000 shares)				500	358

				10,417	9,741	3%

Pfanstiehl, Inc. (k)
Subordinated Note	10.5%/0.0%	9/29/2021	6,208	6,189	6,208
Common Equity (8,500 units) (i)				850	13,750

				7,039	19,958	6%

Six Month Smiles Holdings, Inc.
Subordinated Note (i)	6.0%/8.5%	7/31/2020	8,777	8,754	8,106	2%

Healthcare Services
Medsurant Holdings, LLC (k)
Subordinated Note	12.3%/0.0%	6/18/2021	6,267	6,221	6,267
Preferred Equity (126,662 units) (g)				1,346	1,505
Warrant (505,176 units) (g)(l)				4,516	5,199

				12,083	12,971	4%

Microbiology Research Associates, Inc. (k)
Subordinated Note	11.0%/1.5%	3/13/2022	8,538	8,516	8,538
Common Equity (1,625,731 units) (i)				1,939	2,593

				10,455	11,131	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (continued)

December 31, 2016

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Oaktree Medical Centre, P.C.
(dba Pain Management Associates)
Senior Secured Loan (i)	11.5%/0.0%	1/1/2018	$571	$614	$633
Senior Secured Loan (i)	7.0%/12.0%	1/1/2018	6,078	6,405	4,663
Revolving Loan ($2,500 commitment) (i)	11.5%/0.0%	1/1/2018	2,500	2,526	2,768

				9,545	8,064	2%

United Biologics, LLC
Subordinated Note	12.0%/2.0%	4/30/2018	8,698	8,659	8,698
Preferred Equity (98,377 units) (g)(i)				1,069	729
Warrant (57,469 units) (l)				566	191

				10,294	9,618	3%

Industrial Cleaning & Coatings
K2 Industrial Services, Inc.
Tranche A Loan	11.8%/2.5%	4/25/2022	10,047	10,005	10,005
Tranche B Loan	11.8%/7.3%	4/25/2022	2,027	2,019	2,019
Common Equity (1,673 shares)				1,268	553

				13,292	12,577	4%

Information Technology Services
FTH Acquisition Corp. VII
Subordinated Note	13.0%/0.0%	3/9/2017	8,178	8,178	7,937
Preferred Equity (887,122 shares)				887	444

				9,065	8,381	2%

inthinc Technology Solutions, Inc.
Subordinate Note ($5,000 commitment)	12.5%/0.0%	4/24/2020	4,000	3,984	4,000
Subordinated Note	0.0%/12.5%	4/24/2020	1,178	1,039	1,141
Royalty Rights		4/24/2020		185	—

				5,208	5,141	1%

Software Technology, LLC
Subordinated Note (j)	11.0%/0.0%	6/23/2023	8,750	8,706	8,706
Common Equity (11 units)				1,125	1,125

				9,831	9,831	3%

Laundry Services
Caldwell & Gregory, LLC
Subordinated Note	11.5%/1.0%	11/30/2018	1,555	1,545	1,555
Subordinated Note	0.0%/12.0%	5/31/2019	4,583	4,460	4,583
Common Equity (500,000 units) (g)				500	650
Warrant (242,121 units) (g)(l)				242	315

				6,747	7,103	2%

Oil & Gas Distribution
LNG Indy, LLC
(dba Kinetrex Energy)
Subordinated Note (j)	11.5%/0.0%	9/28/2021	5,000	4,975	4,975
Common Equity (1,000 units)				1,000	1,000

				5,975	5,975	2%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (continued)

December 31, 2016

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Oil & Gas Services
IOS Acquisitions, Inc. (m)
Common Equity (2,152 units) (i)				$103	$17	0%

Pinnergy, Ltd. (k)
Subordinated Note (j)	0.0%/10.0%	1/24/2020	$8,414	8,394	8,414
Common Equity - Class A-2 (42,500 units) (j)				3,000	3,000
Common Equity - Class B (1,000 units) (j)				3,000	3,000

				14,394	14,414	4%

Packaging
Rohrer Corporation
Subordinated Note (j)	11.0%/1.5%	1/18/2022	16,614	16,539	16,539
Common Equity (389 shares)				750	750

				17,289	17,289	5%

Printing Services
Brook & Whittle Limited
Subordinated Note	12.0%/4.8%	6/30/2017	8,031	8,031	8,198
Subordinated Note	12.0%/2.0%	6/30/2017	2,342	2,342	2,342
Warrant (1,051 shares) (l)				285	263
Common Equity - Series A (148 shares)				110	37
Common Equity - Series D (527 shares)				52	125

				10,820	10,965	3%

Promotional Products
Hub Acquisition Sub, LLC
(dba Hub Pen)
Subordinated Note (j)	12.3%/0.0%	9/23/2021	11,350	11,301	11,350
Common Equity (7,500 units)				750	1,010

				12,051	12,360	3%

Restaurants
ACFP Management, Inc. (m)
Common Equity (1,000,000 units) (i)				—	—	0%

Cardboard Box LLC
(dba Anthony’s Coal Fired Pizza)
Common Equity (521,021 units) (i)				520	240	0%

Restaurant Finance Co, LLC
Senior Secured Loan (j)	12.0%/4.0%	7/31/2020	9,154	9,126	7,377	2%

Retail
EBL, LLC (EbLens)
Common Equity (750,000 units) (g)(i)				750	2,044	1%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (continued)

December 31, 2016

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Palmetto Moon, LLC
Senior Secured Term Loan	11.5%/0.0%	10/31/2021	$6,402	$6,364	$6,364
Common Equity (499 units)				499	499

				6,863	6,863	2%

Safety Products Manufacturing
Safety Products Group, LLC (k)(m)
Preferred Equity (749 units) (g)(i)				—	22
Common Equity (676 units) ($2,852 commitment) (g)(i)				—	—

				—	22	0%

Specialty Chemicals
FAR Research Inc. (k)
Senior Secured Loan (j)	11.8%/1.0%	3/31/2019	7,271	7,256	7,271
Revolving Loan ($1,750 commitment) (i)	11.8%/1.0%	3/31/2019	138	134	138
Common Equity (1,396 units)				1,395	1,012

				8,785	8,421	2%

Specialty Distribution
Carlson Systems Holdings, Inc. (m)
Common Equity (15,000 units) (i)				—	73

				—	73	0%

Pugh Lubricants, LLC
Subordinated Note (j)	12.3%/0.0%	5/10/2022	12,256	12,197	12,197
Common Equity (5,000 units) (g)(i)				500	500

				12,697	12,697	4%

Virginia Tile Company, LLC
Subordinated Note (j)	12.3%/0.0%	4/7/2022	12,000	11,962	12,000
Common Equity (17 units)				342	1,220

				12,304	13,220	4%

Transportation Services
Cavallo Bus Lines Holdings, LLC
Subordinated Note	12.0%/3.0%	4/26/2021	8,250	8,218	8,250	2%

US Pack Logistics LLC
Subordinated Note (j)	12.0%/1.8%	9/27/2020	14,027	13,923	14,027
Common Equity (5,357 units) (g)(i)				583	675

				14,506	14,702	4%

Worldwide Express Operations, LLC
Subordinated Note	11.5%/1.0%	8/1/2020	17,468	17,368	17,559
Common Equity (2,500,000 units) (g)(i)				2,500	6,613

				19,868	24,172	7%

Utility Equipment Manufacturing
Mirage Trailers LLC (k)
Senior Secured Loan (j)(e)	12.5%/0.0%	11/25/2020	8,208	8,138	8,208
Common Equity (2,500,000 shares)				2,480	2,721

				10,618	10,929	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (continued)

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

Note 2. Significant Accounting Policies

Basis of presentation: The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) pursuant to the requirements for reporting on Form 10-Q, Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies (“ASC 946), and Articles 6 or 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. The current period’s results of operation are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Investment risks: The Company’s investments are subject to a variety of risks. These risks may include, but are not limited to the following:

•	Market risk - Market risk represents the potential loss that can be caused by a change in the fair value of the financial instrument due to market changes.

•	Credit risk - Credit risk represents the risk that the Company would incur if the counterparties failed to perform pursuant to the terms of their agreements with the Company.

•	Liquidity risk - Liquidity risk represents the possibility that the Company may not maintain sufficient cash balances or may not have access to sufficient cash to meet loan and other commitments as they become due.

•	Interest rate risk - Interest rate risk represents the likelihood that a change in interest rates could have an adverse impact on the fair value of an interest-bearing financial instrument.

•	Prepayment risk - Certain of the Company’s debt investments allow for prepayment of principal without penalty. Downward changes in interest rates may cause prepayments to occur at a faster than expected rate, thereby effectively shortening the maturity of the debt investments and making the instrument less likely to be an income producing instrument.

•	Off-Balance sheet risk - Some of the Company’s financial instruments contain off-balance sheet risk. Generally, these financial instruments represent future commitments to purchase other financial instruments at specific terms at specific future dates. See Note 7 for further details.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax provision, if any. There were no material uncertain income tax positions at March 31, 2017 and December 31, 2016. The Company’s tax returns are generally subject to examination by U.S. federal and most state tax authorities for a period of three years from the date the respective returns are filed, and, accordingly, the Company’s 2013 through 2016 tax years remain subject to examination.

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

Earnings and net asset value per share: The earnings per share calculations for the three months ended March 31, 2017 and 2016, are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Stock repurchase plan: The Company has an open market stock repurchase program (the “Program”) under which the Company may acquire up to $5.0 million of its outstanding common stock. Under the Program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by the Company’s management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On November 1, 2016, the Board extended the Program through December 31, 2017, or until the approved dollar amount has been used to repurchase shares. The

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Program does not require the Company to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Program. The Program may be suspended, extended, modified or discontinued at any time. The Company did not make any repurchases of common stock during the three months ended March 31, 2017 or 2016.

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

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements, which includes minor corrections and clarifications that affect a wide variety of topics in the Accounting Standards Codification, including an amendment to Topic 820, Fair Value Measurement, which clarifies the difference between a valuation approach and a valuation technique when applying the guidance of that Topic. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. The transition guidance for the Topic 820 amendment must be applied prospectively because it could potentially involve the use of hindsight that includes fair value measurements. The guidance is effective for fiscal years, and interim periods within those fiscal years, for all entities beginning after December 15, 2016. The Company adopted this ASU effective January 1, 2017, and the amendments do not have a material effect on the Company’s consolidated financial position or disclosures.

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

As of March 31, 2017, the Company had active investments in 55 portfolio companies and residual investments in four portfolio companies that have sold their underlying operations. The aggregate fair value of the total portfolio was $536,602 and the weighted average effective yield on the Company’s debt investments was 12.9% as of such date. As of March 31, 2017, the Company held equity investments in 88.1% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 7.2%. As of December 31, 2016, the Company had active investments in 53 portfolio companies and residual investments in four portfolio companies that have sold their underlying operations. The aggregate fair value of the total portfolio was $524,454 and the weighted average effective yield on the Company’s debt investments was 13.1% as of such date. As of December 31, 2016, the Company held equity investments in 86.0% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 7.3%. The weighted average yield of the Company’s debt investments is not the same as a return on investment for its stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of all of the Company’s and its subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of March 31, 2017 and December 31, 2016, including accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any.

Purchases of debt and equity investments for the three months ended March 31, 2017 and 2016, totaled $55,004 and $42,348, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the three months ended March 31, 2017 and 2016 totaled $47,746 and $31,581, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
Subordinated notes	$372,367	69.5%	$363,646	69.4%	$375,113	72.8%	$364,543	72.9%
Senior secured loans	78,480	14.6	79,758	15.2	82,753	16.0	83,426	16.7
Equity	74,047	13.8	70,849	13.5	50,749	9.8	45,207	9.0
Warrants	11,523	2.1	10,201	1.9	7,268	1.4	7,153	1.4
Royalty rights	185	—	—	—	185	—	185	—

Total	$536,602	100.0%	$524,454	100.0%	$516,068	100.0%	$500,514	100.0%

All investments made by the Company as of March 31, 2017 and December 31, 2016 were made in portfolio companies headquartered in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
Midwest	$165,774	30.8%	$166,412	31.6%	$153,848	29.8%	$153,456	30.7%
Southeast	118,326	22.1	122,633	23.4	127,207	24.6	130,107	26.0
Northeast	104,113	19.4	98,470	18.8	99,020	19.2	94,481	18.9
West	76,716	14.3	73,703	14.1	64,845	12.6	63,717	12.7
Southwest	71,673	13.4	63,236	12.1	71,148	13.8	58,753	11.7

Total	$536,602	100.0%	$524,454	100.0%	$516,068	100.0%	$500,514	100.0%

As of March 31, 2017 and December 31, 2016, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio on a fair value or cost basis. As of March 31, 2017, the Company had debt investments in one portfolio company on non-accrual status, which had an aggregate cost and fair value of $9,126 and $7,096, respectively. As of December 31, 2016, there were no investments on non-accrual status.

Schedule 12-14. Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of control and affiliate investments as of December 31, 2016 and any gross additions and reductions made to such investments, as well as the ending fair value as of March 31, 2017.

Portfolio Company (1)	Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2017 Fair Value
Affiliate Investments
Apex Microtechnology, Inc.
Warrant	$—	$345	$40	$—	$385
Common Equity	42	1,876	205	—	2,081

	42	2,221	245	—	2,466
FAR Research Inc.
Senior Secured Loan	230	7,271	19	1	7,289
Revolving Loan	7	138	—	—	138
Common Equity	—	1,012	219	—	1,231

	237	8,421	238	1	8,658
Fiber Materials, Inc.
Senior Subordinated Note	131	3,984	11	—	3,995
Common Equity	—	1,000	—	—	1,000

	131	4,984	11	—	4,995

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Portfolio Company (1)	Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2017 Fair Value
Inflexxion, Inc.
Senior Secured Loan	$138	$3,579	$64	$72	$3,571
Revolving Loan	6	136	3	3	136
Preferred Equity	—	114	46	—	160
Preferred Equity	—	139	57	—	196
Preferred Equity	—	—	—	—	—

	144	3,968	170	75	4,063
Malabar International
Subordinated Note	253	7,617	38	—	7,655
Preferred Equity	30	5,367	15	—	5,382

	283	12,984	53	—	13,037
Medsurant Holdings, LLC
Subordinated Note	194	6,267	2	2	6,267
Preferred Equity	—	1,505	259	—	1,764
Warrant	—	5,199	952	—	6,151

	194	12,971	1,213	2	14,182
Microbiology Research Associates, Inc.
Subordinated Note	265	8,538	33	1	8,570
Common Equity	—	2,593	228	—	2,821

	265	11,131	261	1	11,391
Mirage Trailers LLC
Senior Secured Loan	261	8,208	5	90	8,123
Common Equity	1	2,721	52	—	2,773

	262	10,929	57	90	10,896
Pinnergy, Ltd.
Subordinated Note	218	8,414	212	1	8,625
Common Equity — Class A-2	—	3,000	—	—	3,000
Common Equity — Class B	—	3,000	—	—	3,000

	218	14,414	212	1	14,625
Pfanstiehl, Inc.
Subordinated Note	162	6,208	1	1	6,208
Common Equity	180	13,750	—	953	12,797

	342	19,958	1	954	19,005

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Portfolio Company (1)	Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	March 31, 2017 Fair Value
Safety Products Group, LLC
Preferred Equity	$—	$22	$—	$13	$9
Common Equity	—	—	—	—	—

	—	22	—	13	9
SES Investors, LLC (dba SES Foam)
Senior Secured Loan	290	10,424	24	—	10,448
Revolving Loan	21	993	507	—	1,500
Common Equity	—	600	—	35	565

	311	12,017	531	35	12,513
Steward Holding LLC (dba Steward Advanced Materials)
Subordinated Note	254	7,181	41	1	7,221
Common Equity	—	678	—	161	517

	254	7,859	41	162	7,738
Trantech Radiator Products, Inc.
Subordinated Note	250	6,994	1	1	6,994
Common Equity	—	242	—	104	138

	250	7,236	1	105	7,132
World Wide Packaging, LLC
Common Equity	25	2,898	446	—	3,344

	25	2,898	446	—	3,344

Total Affiliate Investments	$2,958	$132,013	$3,480	$1,439	$134,054

(1)	The principal amount, the ownership detail for equity investments, and if the investment is income producing is shown in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees or dividends included in 2017 income for the portion of the three months ended March 31, 2017 that an investment was included in the Affiliate category.
(3)	Gross additions include increases in the cost basis of investments resulting from a new portfolio investment, follow on investments, accrued PIK interest or dividends, and accretion of OID and loan origination fees. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation, as well as the movement of an existing portfolio company into this category and out of a different category.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments, if any. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.

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

With respect to investments for which market quotations are not readily available, the Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of the Investment Advisor responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with the investment committee of the Investment Advisor;

•	the Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result it is not in the Company’s stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where the Company determines that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. The Board consulted with the independent valuation firm(s) in arriving at the Company’s determination of fair value for 16 and 13 of its portfolio company investments representing 29.8% and 30.5% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended March 31, 2017 and December 31, 2016, respectively) as of March 31, 2017 and December 31, 2016, respectively.

•	the audit committee of the Board reviews the preliminary valuations of the Investment Advisor and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and

•	the Board discusses these valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the Investment Advisor, the independent valuation firm(s) and the audit committee.

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

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the three months ended March 31, 2017 and 2016.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 and 2016:

	Subordinated Notes	Senior Secured Loans	Equity	Warrants	Royalty Rights	Total
Balance, December 31, 2015	$300,467	$88,485	$44,899	$9,233	$185	$443,269
Net realized (losses) on investments	—	—	(35)	(275)	—	(310)
Net change in unrealized appreciation (depreciation) on investments	(3,710)	(1,770)	5,650	598	—	768
Purchase of investments	39,350	1,350	1,648	—	—	42,348
Proceeds from sales and repayments of investments	(7,044)	(23,836)	(700)	(1)	—	(31,581)
Interest and dividend income paid-in-kind	738	299	50	—	—	1,087
Proceeds from loan origination fees	(269)	(6)	—	—	—	(275)
Accretion of loan origination fees	124	190	2	—	—	316
Accretion of original issue discount	59	—	1	—	—	60

Balance, March 31, 2016	$329,715	$64,712	$51,515	$9,555	$185	$455,682

Balance, December 31, 2016	$363,646	$79,758	$70,849	$10,201	$—	$524,454
Net realized gains on investments	—	—	6,464	—	—	6,464
Net change in unrealized (depreciation) appreciation on investments	(1,849)	(605)	(2,344)	1,207	185	(3,406)
Purchase of investments	50,388	500	4,001	115	—	55,004
Proceeds from sales and repayments of investments	(41,244)	(1,539)	(4,963)	—	—	(47,746)
Interest and dividend income paid-in-kind	1,394	266	38	—	—	1,698
Proceeds from loan origination fees	(340)	—	—	—	—	(340)
Accretion of loan origination fees	245	100	1	—	—	346
Accretion of original issue discount	127	—	1	—	—	128

Balance, March 31, 2017	$372,367	$78,480	$74,047	$11,523	$185	$536,602

Net change in unrealized (depreciation) appreciation of $1,059 and $(141) for the three months ended March 31, 2017 and 2016, respectively, was attributable to Level 3 investments held at March 31, 2017 and 2016, respectively.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of March 31, 2017 and December 31, 2016. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at March 31, 2017	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Subordinated notes	$363,743	Discounted cash flow	Weighted average cost of capital	10.2% - 23.6% (14.0%)
	8,624	Enterprise value	Asset coverage	89.2% - 89.2% (89.2%)
Senior secured loans	70,417	Discounted cash flow	Weighted average cost of capital	6.1% - 21.1% (12.7%)
	8,063	Enterprise value	Asset Coverage	82.7% - 82.7% (82.7%)
Equity investments:
Equity	67,692	Enterprise value	EBITDA multiples	5.0x – 14.7x (7.9x)
	6,355	Enterprise value	Revenue multiples	0.6x – 0.7x (0.7x)
Warrants	11,523	Enterprise value	EBITDA multiples	5.5x – 9.5x (7.1x)
Royalty rights	185	Discounted cash flow	Weighted average cost of capital	25.0% - 25.0% (25.0%)

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

	Fair Value at December 31, 2016	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Subordinated notes	$355,232	Discounted cash flow	Weighted average cost of capital	10.9% - 26.5% (14.5%)
	8,414	Enterprise value	Asset coverage	85.0% - 95.0% (87.3%)
Senior secured loans	71,693	Discounted cash flow	Weighted average cost of capital	10.9% - 21.0% (12.8%)
	8,065	Enterprise value	Asset Coverage	80.0% - 92.2% (84.2%)
Equity investments:
Equity	64,596	Enterprise value	EBITDA multiples	5.0x – 12.9x (7.8x)
	6,253	Enterprise value	Revenue multiples	0.7x – 0.7x (0.7x)
Warrants	10,201	Enterprise value	EBITDA multiples	5.5x - 9.5x (6.6x)
Royalty rights	—	Discounted cash flow	Weighted average cost of capital	N/A

The significant unobservable input used in determining the fair value under the discounted cash flow technique is the weighted average cost of capital of each security. Significant increases (or decreases) in this input would likely result in significantly lower (or higher) fair value estimates.

The significant unobservable inputs used in determining fair value under the enterprise value technique are revenue and EBITDA multiples, as well as asset coverage. Significant increases (or decreases) in these inputs could result in significantly higher (or lower) fair value estimates.

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, interest receivable and accounts payable and other liabilities approximate the fair value of such items due to the short maturity of such instruments. The fair value of borrowings under the Credit Facility (as defined in Note 6) are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. There were no borrowings outstanding under the Credit Facility as of March 31, 2017 and December 31, 2016. The fair value of SBA debentures is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of March 31, 2017 and December 31, 2016, the fair value of the Company’s SBA debentures using Level 3 inputs is estimated to be $199,250 and $224,000, respectively, which is the same as the Company’s carrying value of the debentures.

Note 5. Related Party Transactions

Investment Advisory Agreement: The Company has entered into an Investment Advisory Agreement with the Investment Advisor. On June 2, 2016, the Board approved the renewal of the Investment Advisory Agreement through June 20, 2017. Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Board, the Investment Advisor provides investment advisory services to the Company. For providing these services, the Investment Advisor receives a fee, consisting of two components — a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement for the three months ended March 31, 2017 and 2016 totaled $2,313, and $1,983, respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee for the three months ended March 31, 2017 and 2016 totaled $2,043 and $1,788, respectively.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Formation Transactions, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee to be paid for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of March 31, 2017 and December 31, 2016, the capital gains incentive fee payable was $0. The aggregate amount of capital gains incentive fees paid from the IPO through March 31, 2017 was $348.

In addition, the Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation). During the three ended March 31, 2017 and 2016, the Company accrued capital gains incentive fees of $335 and $92, respectively.

The sum of the income incentive fee and the capital gains incentive fee is the incentive fee and is reported in the consolidated statements of operations. Accrued management fees, income incentive fees and capital gains incentive fees are reported in the management and incentive fees payable – due to affiliate line in the consolidated statements of assets and liabilities.

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

Administration Agreement: The Company has also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 2, 2016, the Board approved the renewal of the Administration Agreement through June 20, 2017. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides clerical, bookkeeping, and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies to which the Company is required to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies, including “dead deal” expenses. Under the Administration Agreement, administrative expenses for services provided for the three months ended March 31, 2017, and 2016 totaled $351 and $321, respectively.

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

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of March 31, 2017 and December 31, 2016, the Company was in compliance in all material respect with the terms of the Credit Facility.

As of March 31, 2017 and December 31, 2016, the Company had no outstanding borrowings under the Credit Facility. For the three months ended March 31, 2017 and 2016, interest and fees related to the Credit Facility amounted to $125 and $201, respectively, which are included in interest and financing expenses on the consolidated statements of operation. As of March 31, 2017 and December 31, 2016, accrued interest and fees payable related to the Credit Facility totaled $125 and $127, respectively.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs; such debentures have 10-year terms with the entire principal balance due at maturity and are guaranteed by the SBA. Approved SBA debenture commitments that were unused as of March 31, 2017 and December 31, 2016 were $51,000. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

As of March 31, 2017 and December 31, 2016, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling Date(1)	Maturity Date	Fixed Interest Rate	March 31, 2017	December 31, 2016
3/26/2008	3/1/2018	6.188%	$—	$24,750
9/24/2008	9/1/2018	6.442	11,950	11,950
3/25/2009	3/1/2019	5.337	19,750	19,750
9/23/2009	9/1/2019	4.950	10,000	10,000
3/24/2010	3/1/2020	4.825	13,000	13,000
9/22/2010	9/1/2020	3.932	12,500	12,500
3/29/2011	3/1/2021	4.801	1,550	1,550
9/21/2011	9/1/2021	3.594	3,250	3,250
3/21/2012	3/1/2022	3.483	3,250	3,250
3/21/2012	3/1/2022	3.051	19,000	19,000
9/19/2012	9/1/2022	2.530	11,000	11,000
9/19/2012	9/1/2022	3.049	11,500	11,500
3/27/2013	3/1/2023	3.155	3,000	3,000
9/24/2014	9/1/2024	3.775	1,000	1,000
3/25/2015	3/1/2025	3.321	5,500	5,500
3/25/2015	3/1/2025	3.277	22,500	22,500
9/23/2015	9/1/2025	3.571	16,700	16,700
3/23/2016	3/1/2026	3.267	1,500	1,500
3/23/2016	3/1/2026	3.249	21,800	21,800
9/21/2016	9/1/2026	2.793	500	500
3/29/2017	3/1/2027	3.587	10,000	10,000

Total outstanding SBA debentures			$199,250	$224,000

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.

Interest on SBA debentures is payable semi-annually on March 1 and September 1. For the three months ended March 31, 2017 and 2016, interest and fees on outstanding SBA debentures amounted to $2,118 and $2,126, respectively, which are included in interest and financing expenses on the consolidated statements of operation. As of March 31, 2017 and December 31, 2016, accrued interest and fees payable related to the SBA debentures totaled $628 and $2,995, respectively.

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations using the effective interest method, over the term of the respective financing instrument. Deferred financing cost amortization for the three months ended March 31, 2017 and 2016 was $341 and $273, respectively. Deferred financing costs related to the Credit Facility and SBA debentures as of March 31, 2017 and December 31, 2016, were as follows:

	March 31, 2017			December 31, 2016
	SBA debentures	Credit Facility	Total	SBA debentures	Credit Facility	Total
SBA debenture commitment fees	$2,750	$—	$2,750	$2,750	—	2,750
SBA debenture leverage fees	5,433	—	5,433	5,433	—	5,433
Credit Facility upfront fees	—	1,284	1,284	—	1,284	1,284

Total deferred financing costs	8,183	1,284	9,467	8,183	1,284	9,467
Less: accumulated amortization	(4,338)	(909)	(5,247)	(4,084)	(822)	(4,906)

Unamortized deferred financing costs	$3,845	$375	$4,220	$4,099	462	4,561

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures and Credit Facility liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	SBA debentures	Credit Facility	Total	SBA debentures	Credit Facility	Total
Outstanding debt	$199,250	$—	$199,250	$224,000	$—	$224,000
Less: unamortized deferred financing costs	(3,845)	(375)	(4,220)	(4,099)	(462)	(4,561)

Debt, net of deferred financing costs	$195,405	$(375)	$195,030	$219,901	$(462)	$219,439

The weighted average interest rate for all SBA debentures and borrowings outstanding under the Credit Facility as of March 31, 2017 and December 31, 2016 was 3.9% and 4.1%, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to portfolio companies to fund various undrawn revolving loans, other credit facilities and capital commitments totaling $6,066 and $6,566 as of March 31, 2017 and December 31, 2016, respectively. Such outstanding commitments are summarized in the following table:

	March 31, 2017		December 31, 2016
Portfolio Company - Investment	Total Commitment	Unfunded Commitment	Total Commitment	Unfunded Commitment
FAR Research Inc. – Revolving Loan	$1,750	$1,614	$1,750	$1,614
Inflexxion, Inc. – Revolving Loan	500	350	500	350
inthinc Technology Solutions, Inc. – Subordinated Note	5,000	1,000	5,000	1,000
Lightning Diversion Systems, LLC – Revolving Loan	250	250	250	250
Oaktree Medical Centre, P.C. – Revolving Loan	2,500	—	2,500	—
Safety Products Group, LLC – Common Equity	2,852	2,852	2,852	2,852
SES Investors, LLC – Revolving Loan	1,500	—	1,500	500

Total	$14,352	$6,066	$14,352	$6,566

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

Note 8. Common Stock

The following table summarizes the total shares issued, offering price and net proceeds received in public offerings of the Company’s common stock since the IPO:

Offering Date	Number of Shares		Gross Proceeds	Underwriting Fees and Commissions and Offering Costs		Offering Price
September 11, 2012	2,472,500		$39,807	$1,855		$16.10
February 8, 2013	1,725,000		30,361	1,504		17.60
September 30, 2014	2,083,414	(1)	35,418	1,747		17.00
May 27, 2016	2,875,000	(2)	43,755	56	(4)	15.22	(5)
November 29, 2016	3,220,000	(3)	53,446	2,319		16.60	(6)

(1)	Includes 83,414 shares purchased by underwriters pursuant to the over-allotment option on October 21, 2014.
(2)	Includes 375,000 shares purchased by underwriters pursuant to the over-allotment option on June 10, 2016.
(3)	Includes 420,000 shares purchased by underwriters pursuant to the over-allotment option on December 13, 2016.
(4)	Fidus Investment Advisors, LLC agreed to bear up to $169 of the offering costs associated with this offering. Fidus Investment Advisors, LLC has also agreed to bear $1,756, or 100%, of the underwriting fees and commissions in connection with this offering and the exercise of the over-allotment option. All payments made by Fidus Investment Advisors, LLC are not subject to reimbursement by the Company.
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

On August 21, 2014, the Company entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which the Company could sell, by means of at-the-market offerings from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50,000 (the “ATM Program”). The gross proceeds raised, the related sales agent commission, the offering expenses and the average price at which shares were issued under the ATM Program during the last two fiscal years and for the three months ended March 31, 2017 are as follow:

	Number of Shares	Gross Proceeds	Underwriting Fees and Commissions and Offering Costs	Average Offering Price
Year Ended December 31, 2015
First Quarter ended March 31, 2015	49,193	$819	$16	$16.65
Second Quarter ended June 30, 2015	141,430	2,347	50	16.60
Third Quarter ended September 30, 2015	—	—	—	—
Fourth Quarter ended December 31, 2015	—	—	—	—

Total	190,623	$3,166	$66	$16.61

Year Ended December 31, 2016
First Quarter ended March 31, 2016	—	$—	$—	$—
Second Quarter ended June 30, 2016	—	—	—	—
Third Quarter ended September 30, 2016	—	—	—	—
Fourth Quarter ended December 31, 2016	—	—	—	—

Total	—	$—	$—	$—

Three Months ended March 31, 2017
First Quarter ended March 31, 2017	—	$—	$—	$—

Total	—	$—	$—	$—

See Note 9 for additional information regarding the issuance of shares under the DRIP.

As of March 31, 2017 and December 31, 2016, the Company had 22,457,576 and 22,446,076 shares of common stock outstanding, respectively.

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the last two fiscal years and for the three months ended March 31, 2017.

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distribution	Cash Distribution	DRIP Shares Value	DRIP Shares	DRIP Share Issue Price
Fiscal Year Ended December 31, 2015:
2/17/2015	3/12/2015	3/26/2015	$0.38	$6,099	$5,886	$213	12,922	$16.46
5/5/2015	6/11/2015	6/25/2015	0.38	6,176	5,968	208	12,883	16.18
5/5/2015(1)	6/11/2015	6/25/2015	0.02	325	314	11	678	16.18
8/3/2015	9/17/2015	9/25/2015	0.39	6,345	6,097	248	16,985	14.61
11/2/2015(1)	11/27/2015	12/11/2015	0.04	651	624	27	2,034	13.43
11/2/2015	12/4/2015	12/18/2015	0.39	6,351	6,157	194	13,570	14.29

			$1.60	$25,947	$25,046	$901	59,072

Fiscal Year Ended December 31, 2016:
2/16/2016	3/11/2016	3/25/2016	$0.39	$6,357	$6,177	$180	11,631	15.49
5/2/2016	6/10/2016	6/24/2016	0.39	7,337	7,143	194	12,722	15.25
8/1/2016	9/9/2016	9/23/2016	0.39	7,488	7,293	195	12,340	15.76
11/1/2016	12/2/2016	12/16/2016	0.39	8,585	8,386	199	12,381	16.08
11/1/2016(1)	12/2/2016	12/16/2016	0.04	880	860	20	1,270	16.08

			$1.60	$30,647	$29,859	$788	50,344

Three Months Ended March 31, 2017:
2/14/2017	3/10/2017	3/24/2017	$0.39	$8,754	$8,556	$198	11,500	17.17

			$0.39	$8,754	$8,556	$198	11,500

(1)	Special dividend.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Since the Company’s IPO, dividends and distributions to stockholders total $138,462 or $9.35 per share.

There were no deemed distributions during the three months ended March 31, 2017 and 2016.

Note 10. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Per share data:
Net asset value at beginning of period	$15.76	$15.17
Net investment income (1)	0.35	0.43
Net realized gain (loss) on investments, net of tax benefit (refund) (1)	0.22	(0.02)
Net unrealized (depreciation) appreciation on investments (1)	(0.15)	0.05

Total increase from investment operations (1)	0.42	0.46
Dividends to stockholders	(0.39)	(0.39)
Other (2)	0.01	0.01

Net asset value at end of period	$15.80	$15.25

Market value at end of period	$17.57	$15.51

Shares outstanding at end of period	22,457,576	16,312,363
Weighted average shares outstanding during the period	22,446,970	16,301,499
Net assets at end of period	$354,812	$248,725
Average net assets (7)	354,299	248,044
Ratios to average net assets:
Total expenses (3) (5)	9.5%	12.2%
Net investment income (3) (6)	8.9%	11.4%
Total return (4)	14.2%	16.1%
Portfolio turnover ratio (3)	36.0%	28.1%
Supplemental Data:
Average debt outstanding	$211,625	$227,000
Average debt per share (1)	$9.43	$13.93

(1)	Weighted average per share data.
(2)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	Annualized.
(4)	The total return for the three months ended March 31, 2017 and 2016 equals the change in the market value of the Company’s common stock per share during the period plus dividends paid per share during the period, divided by the market value per share at the beginning of the period.
(5)	The total expenses to average net assets ratio is calculated using the total expenses caption as presented on the consolidated statements of operations, which includes incentive fee and excludes the income tax provision.
(6)	The net investment income to average net assets ratio is calculated using the net investment income caption as presented on the consolidated statements of operations, which includes incentive fee.
(7)	Average net assets is calculated as the average of the net asset balances as of each quarter end during the fiscal year and the prior year end.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Note 11. Subsequent Events

On April 7, 2017, the Company sold its equity investment in Anatrace Products, LLC for a realized gain of $859.

On May 1, 2017, the Board declared a regular quarterly dividend of $0.39 per share payable on June 23, 2017 to stockholders of record as of June 9, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Fidus Investment Corporation’s consolidated financial statements and related notes appearing in our annual report on Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2017. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

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

These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy;

•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than the U.S. dollars; and,

•	the risks, uncertainties and other factors we identify in Item 1A. – Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2016, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in Item 1.A – Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 2, 2017. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

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

On June 20, 2011, FIC acquired all of the limited partnership interests of Fidus Mezzanine Capital, L.P., or Fund I, and membership interests of Fidus Mezzanine Capital GP, LLC, its general partner, through the Formation Transactions, resulting in Fund I becoming our wholly-owned SBIC subsidiary. Immediately following the Formation Transactions, we and Fund I elected to be treated as business development companies, or BDCs, under the 1940 Act and our investment activities have been managed by Fidus Investment Advisors, LLC, our investment advisor, and supervised by our board of directors, a majority of whom are independent of us. On March 29, 2013, we commenced operations of a second wholly-owned subsidiary, Fund II. Fund I and Fund II are collectively referred to as the “Funds.”

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

Revenues: We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on equity investments. Our debt investments, whether in the form of mezzanine, senior secured or unitranche loans, typically have terms of five to seven years and bear interest at a fixed rate but may bear interest at a floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity dates, which may include prepayment penalties. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity may reflect the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or PIK interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, or structuring fees and fees for providing managerial assistance. Debt investment origination fees, original issue discount and market discount or premium, if any, are capitalized, and we accrete or amortize such amounts into interest income. We record prepayment premiums on loans as fee income. Interest and dividend income is recorded on the accrual basis to the extent that we expect to collect such amounts. Debt investments or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. See “Critical Accounting Policies and Use of Estimates – Revenue Recognition.” Interest is accrued daily based on the outstanding principal amount and the contractual terms of the debt. Dividend income is recorded as dividends are declared or at the point an obligation exists for the portfolio company to make a distribution, and is generally recognized when received. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is a distribution of earnings or a return of capital. Distributions of earnings are included in dividend income while a return of capital is recorded as a reduction in the cost basis of the investment. Estimates are adjusted as necessary when the relevant tax forms are received from the portfolio company.

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

Portfolio Composition, Investment Activity and Yield

During the three months ended March 31, 2017, we invested $55.0 million in debt and equity investments, including three new portfolio companies. These investments consisted of subordinated notes ($50.4 million, or 91.6%), senior secured loans ($0.5 million, or 0.9%), equity securities ($4.0 million, or 7.3%) and warrant securities ($0.1 million, or 0.2%). During the three months ended March 31, 2017 we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $47.7 million.

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

As of March 31, 2017, the fair value of our investment portfolio totaled $536.6 million and consisted of 55 active portfolio companies and four portfolio companies that have sold their underlying operations. As of March 31, 2017, two debt investments bore interest at a variable rate, which represented $18.0 million of our portfolio on a fair value basis, and the remainder of our debt portfolio was comprised of fixed rate investments. Overall, the portfolio had net unrealized appreciation of $20.5 million as of March 31, 2017. As of March 31, 2017, our average active portfolio company investment at amortized cost was $9.4 million, which excludes investments in the four portfolio companies that have sold their underlying operations.

As of December 31, 2016, the fair value of our investment portfolio totaled $524.5 million and consisted of 53 active portfolio companies and four portfolio companies that have sold their underlying operations. As of December 31, 2016, one debt investment bore interest at a variable rate, which represented $8.2 million of our portfolio on a fair value basis, and the remainder of our debt portfolio was comprised of fixed rate investments. Overall, the portfolio had net unrealized appreciation of $23.9 million as of December 31, 2016. As of December 31, 2016, our average active portfolio company investment at amortized cost was $9.4 million, which excludes investments in the four portfolio companies that have sold their underlying operations

The weighted average yield on debt investments as of March 31, 2017 and December 31, 2016 was 12.9% and 13.1%, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of March 31, 2017 and December 31, 2016, respectively, including the accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any.

The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments:

	Fair Value				Cost
	March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
	(dollars in thousands)
Subordinated notes	$372,367	69.5%	$363,646	69.4%	$375,113	72.8%	$364,543	72.9%
Senior secured loans	78,480	14.6	79,758	15.2	82,753	16.0	83,426	16.7
Equity	74,047	13.8	70,849	13.5	50,749	9.8	45,207	9.0
Warrants	11,523	2.1	10,201	1.9	7,268	1.4	7,153	1.4
Royalty rights	185	—	—	—	185	—	185	—

Total	$536,602	100.0%	$524,454	100.0%	$516,068	100.0%	$500,514	100.0%

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
	(dollars in thousands)
Midwest	$165,774	30.8%	$166,412	31.6%	$153,848	29.8%	$153,456	30.7%
Southeast	118,326	22.1	122,633	23.4	127,207	24.6	130,107	26.0
Northeast	104,113	19.4	98,470	18.8	99,020	19.2	94,481	18.9
West	76,716	14.3	73,703	14.1	64,845	12.6	63,717	12.7
Southwest	71,673	13.4	63,236	12.1	71,148	13.8	58,753	11.7

Total	$536,602	100.0%	$524,454	100.0%	$516,068	100.0%	$500,514	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Aerospace & Defense Manufacturing	11.6%	11.7%	10.8%	11.1%
Healthcare Products	10.7	11.1	9.1	9.3
Information Technology Services	9.1	4.5	9.6	4.8
Healthcare Services	8.1	8.0	8.3	8.5
Business Services	6.8	7.1	7.4	7.9
Building Products Manufacturing	5.6	5.7	5.5	5.6
Transportation services	5.6	8.9	5.7	8.4
Component Manufacturing	5.4	3.5	5.6	3.7
Specialty Distribution	4.8	5.0	4.8	5.0
Vending Equipment Manufacturing	4.7	3.7	4.9	3.9
Utility Equipment Manufacturing	3.4	3.5	3.5	3.7
Packaging	3.3	3.3	3.4	3.5
Capital Equipment Manufacturing	2.8	2.9	2.9	3.0
Oil & Gas Services	2.7	2.8	2.9	2.9
Industrial Cleaning & Coatings	2.4	2.4	2.6	2.7
Promotional Products	2.3	2.4	2.3	2.4
Printing Services	2.1	2.1	2.1	2.2
Retail	1.6	1.7	1.5	1.5
Specialty Chemicals	1.6	1.6	1.7	1.8
Restaurants	1.4	1.5	1.9	1.9
Oil & Gas Distribution	1.1	1.1	1.2	1.2

	Fair Value		Cost
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Apparel Distribution	1.1%	1.1%	1.2%	1.2%
Laundry Services	0.7	1.4	0.7	1.3
Consumer Products	0.6	2.6	0.1	2.2
Electronic Components Supplier	0.5	0.4	0.3	0.3
Safety Products Manufacturing	0.0	0.0	0.0	0.0

Total	100.0%	100.0%	100.0%	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of March 31, 2017 and December 31, 2016:

	Fair Value				Cost
Investment Rating	March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
	(dollars in thousands)
1	$61,312	11.4%	$91,705	17.5%	$31,866	6.2%	$58,967	11.8%
2	401,197	74.8	371,506	70.9	394,783	76.5	366,697	73.3
3	51,178	9.5	38,905	7.4	56,749	11.0	44,510	8.9
4	22,374	4.2	22,085	4.2	30,524	5.9	28,194	5.6
5	541	0.1	253	—	2,146	0.4	2,146	0.4

Total	$536,602	100.0%	$524,454	100.0%	$516,068	100.0%	$500,514	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of March 31, 2017 and December 31, 2016 was 2.1 and 2.0, respectively, on a fair value basis.

Non-Accrual

As of March 31, 2017, we had investments in one portfolio company on non-accrual status, which had an aggregate cost and fair value of $9.1 million and $7.1 million, respectively. As of December 31, 2016, we had no investments on non-accrual status.

For the three months ended March 31, 2017 and 2016, we recognized unrealized depreciation on non-accrual investments of $0.3 million and $0.6 million, respectively.

Discussion and Analysis of Results of Operations

Comparison of three months ended March 31, 2017 and March 31, 2016

Investment Income

For the three months ended March 31, 2017, total investment income was $16.2 million, an increase of $1.5 million, or 10.2%, over the $14.7 million of total investment income for the three months ended March 31, 2016. The increase was attributable to a $1.2 million increase in interest income resulting from higher average debt investment balances outstanding during the three months ended March 31, 2017 as compared to the same period in 2016, a $0.5 million increase in dividend income due to increased levels of distributions received from equity investments during the three months ended March 31, 2017 as compared to the same period in 2016, and partially offset by a $(0.2) million decrease in fee income during the three months ended March 31, 2017 as compared to the same period in 2016.

Expenses

For the three months ended March 31, 2017, total expenses, including income tax provision, were $8.3 million, an increase of $0.7 million or 9.2%, over the $7.6 million of total expenses, including income tax provision, for the three months ended March 31, 2016. Interest and financing expenses for both the three months ended March 31, 2017 and 2016 were $2.6 million. The base management fee increased $0.3 million, or 15.0%, to $2.3 million for the three months ended March 31, 2017 due to higher average total assets during the three months ended March 31, 2017 as compared to the same period in 2016. The incentive fee for the three months ended March 31, 2017 was $2.3 million, a $0.4 million, or 21.1%, increase from the $1.9 million incentive fee for the three months ended March 31, 2016, which is comprised of increases in the income and capital gains incentive fees of $0.2 million and $0.2 million, respectively, during the three months ended March 31, 2017, as compared to the same period in 2016. The administrative service fee, professional fees and other general and administrative expenses totaled $1.1 million for both the three months ended March 31, 2017 and 2016.

Net Investment Income

Net investment income for the three months ended March 31, 2017 was $7.9 million, an increase of $0.8 million, or 11.3%, compared to net investment income of $7.1 million during the three months ended March 31, 2016, as a result of the $1.5 million increase in total investment income compared to only a $0.7 million increase in total expenses, including income tax provision.

Net Increase in Net Assets Resulting From Operations

For the three months ended March 31, 2017, the total net realized gain on investments was $6.4 million. Significant realized gains and (losses) for the three months ended March 31, 2017 are summarized below:

Portfolio Company	Realization Event	Net Realized Gain (Loss) (in millions)
Worldwide Express Operations, LLC	Sale of portfolio company	$6.4

Total		$6.4

For the three months ended March 31, 2016, the total net realized (loss) on investments was $0.3 million, as summarized below:

Portfolio Company	Realization Event	Net Realized Gain (Loss) (in millions)
Continental Anesthesia Management, LLC	Exit of portfolio company	$(0.3)

Total		$(0.3)

During the three months ended March 31, 2017, we recorded a net change in unrealized depreciation on investments of $(3.4) million attributable to (i) the reversal of net unrealized appreciation of $(4.5) million related to the exit, sale or restructuring of investments, resulting in unrealized depreciation, (ii) net unrealized depreciation of $(2.1) million on debt investments and (iii) net unrealized appreciation of $3.2 million on equity investments. During the three months ended March 31, 2016, we recorded a net change in unrealized appreciation on investments of $0.8 million attributable to (i) the reversal of net unrealized depreciation on investments of $0.9 million related to the exit or sale of investments, resulting in unrealized appreciation, (ii) net unrealized depreciation of $(5.9) million on debt investments and (iii) net unrealized appreciation of $5.8 million on equity investments.

During the three months ended March 31, 2017, we recorded $(1.4) million of income tax provision for realized gains on investments. During the three months ended March 31, 2016, no income tax provision for realized gains on investments was recorded.

As a result of these events, our net increase in net assets resulting from operations during the three months ended March 31, 2017 was $9.5 million, an increase of $2.0 million, or 26.7%, compared to a net increase in net assets resulting from operations of $7.5 million during the three months ended March 31, 2016.

Liquidity and Capital Resources

As of March 31, 2017, we had $19.1 million in cash and cash equivalents and our net assets totaled $354.8 million. We believe that our current cash and cash equivalents on hand, our continued access to SBA-guaranteed debentures, our Credit Facility and our anticipated cash flows from operations will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of securities (including the ATM Program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. During the three months ended March 31, 2017, we repaid $24.8 million of SBA debentures which would have matured on March 1, 2018. Our remaining outstanding SBA debentures continue to mature in 2018 and subsequent years through 2027, which will require repayment on or before the respective maturity dates.

Cash Flows

For the three months ended March 31, 2017, we experienced a net decrease in cash and cash equivalents in the amount of $38.0 million. During that period, we used $4.7 million of cash for operating activities, which included the funding of $55.0 million of investments, which were offset by proceeds received from sales and repayments of investments of $47.7 million. During the same period, we repaid SBA debentures of $24.8 million and paid cash dividends to stockholders of $8.6 million.

For the three months ended March 31, 2016, we experienced a net decrease in cash and cash equivalents in the amount of $18.6 million. During that period, we used $8.4 million of cash for operating activities, primarily for the funding of $42.3 million of investments, which was partially offset by the proceeds from sales and repayments of investments of $31.6 million. During the same period, we received proceeds from the issuance of SBA debentures of $0.5 million, which were offset by net repayment of borrowings under the Credit Facility of $4.5 million, cash dividends paid to stockholders of $6.2 million and the payment of deferred financing costs of less than $0.1 million.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of additional debt and equity capital.

The Funds are licensed SBICs, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $150.0 million, whichever is less. For three or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of March 31, 2017, Fund I had $125.3 million of outstanding SBA debentures and cannot issue additional SBA debentures. As of March 31, 2017, Fund II had $74.0 million of outstanding SBA debentures. Fund II has the current capacity to issue up to an additional $51.0 million of SBA debentures. Subject to SBA regulatory requirements and approval, we may access up to $99.7 million of additional SBA debentures under the SBIC Debenture Program. For more information on the SBA debentures, please see Note 6 to our consolidated financial statements.

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

We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of March 31, 2017, we were in compliance with all covenants of the Credit Facility and there were no borrowings outstanding under the Credit Facility.

As of March 31, 2017, the weighted average interest rate for all SBA debentures and borrowings outstanding under the Credit Facility was 3.9%.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors, including Independent Directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. On June 2, 2016, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 2, 2017 or the date of our 2017 Annual Meeting of Stockholders. We are presenting our stockholders a similar proposal at our 2017 Annual Meeting of Stockholders. Our stockholders specified that the cumulative number of shares sold in each offering during the one-year period ending on the earlier of June 2, 2017 or the date of our 2017 Annual Meeting of Stockholders may not exceed 25.0% of our outstanding common stock immediately prior to each such sale.

Stock repurchase plan

We have an open market stock repurchase program (the “Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On November 1, 2016, the Board extended the Program through December 31, 2017, or until the approved dollar amount has been used to repurchase shares. The Program does not require us to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Program. The Program may be suspended, extended, modified or discontinued at any time. We did not make any repurchases of common stock during the three months ended March 31, 2017 or 2016.

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of our investment advisor responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with the investment committee of our investment advisor;

•	our board of directors engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result it is not in our stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where we determine that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. Our board of directors consulted with the independent valuation firm(s) in arriving at our determination of fair value for 16 and 13 of our portfolio company investments representing 29.8% and 30.5% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended March 31, 2017 and December 31, 2016, respectively) as of March 31, 2017 and December 31, 2016, respectively;

•	the audit committee of our board of directors reviews the preliminary valuations of our investment advisor and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and

•	our board of directors discusses the valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our investment advisor, the independent valuation firm(s) and the audit committee.

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

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements, which includes minor corrections and clarifications that affect a wide variety of topics in the Accounting Standards Codification, including an amendment to Topic 820, Fair Value Measurement, which clarifies the difference between a valuation approach and a valuation technique when applying the guidance of that Topic. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. The transition guidance for the Topic 820 amendment must be applied prospectively because it could potentially involve the use of hindsight that includes fair value measurements. The guidance is effective for fiscal years, and interim periods within those fiscal years, for all entities beginning after December 15, 2016. We adopted this ASU effective January 1, 2017, and the amendments do not have a material effect on our consolidated financial position or disclosures.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. We had off-balance sheet arrangements consisting of outstanding commitments to fund various undrawn revolving loans and other credit facilities totaling $6.1 million and $6.6 million as of March 31, 2017 and December 31, 2016, respectively. Such outstanding commitments are summarized in the following table (dollars in thousands):

	March 31, 2017		December 31, 2016
Portfolio Company - Investment	Total Commitment	Unfunded Commitment	Total Commitment	Unfunded Commitment
FAR Research Inc. – Revolving Loan	$1,750	$1,614	$1,750	$1,614
Inflexxion, Inc. – Revolving Loan	500	350	500	350
inthinc Technology Solutions, Inc. – Subordinated Note	5,000	1,000	5,000	1,000
Lightning Diversion Systems, LLC – Revolving Loan	250	250	250	250
Oaktree Medical Centre, P.C. – Revolving Loan	2,500	—	2,500	—
Safety Products Group, LLC – Common Equity	2,852	2,852	2,852	2,852
SES Investors, LLC – Revolving Loan	1,500	—	1,500	500

Total	$14,352	$6,066	$14,352	$6,566

Additional detail for each of the commitments above is provided in the Company’s consolidated schedules of investments.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	In connection with the Formation Transactions, Fund I terminated its management services agreement with Fidus Capital, LLC and we entered into the Investment Advisory Agreement with Fidus Investment Advisors, LLC, as our investment advisor. The investment professionals of Fidus Investment Advisors, LLC were also the investment professionals of Fidus Capital, LLC. We entered into the Investment Advisory Agreement with Fidus Investment Advisors, LLC to manage our day-to-day operating and investing activities. We pay our investment advisor a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. See Note 5 to our consolidated financial statements.

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

Recent Developments

On April 7, 2017, we sold our equity investment in Anatrace Products, LLC for a realized gain of $0.9 million.

On May 1, 2017, the Board declared a regular quarterly dividend of $0.39 per share payable on June 23, 2017 to stockholders of record as of June 9, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. As of March 31, 2017 and December 31, 2016, two and one debt investments, respectively, bore interest at variable rates, which represented $18.0 million and $8.2 million of our portfolio on a fair value basis, respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Assuming that the consolidated statements of assets and liabilities as of March 31, 2017 and December 31, 2016 were to remain constant, a hypothetical 100 basis point change in interest rates would not have a material effect on our level of interest income from debt investments. Our pooled SBA debentures bear interest at fixed rates. Our Credit Facility bears interest, subject to our election, on a per annum basis equal to (i) the alternate base rate plus 2.5% or (ii) the applicable LIBOR, which varies depending on the period of the borrowing under the Credit Facility, plus 3.5%. The alternate base rate is equal to the greater of (i) prime rate, (ii) the federal funds rate plus 0.5% or (iii) the three-month LIBOR plus 1.0%.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not, and our investment advisor is not, currently subject to any material legal proceedings.

Item 1A. Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Form 10-K for the year ended December 31, 2016 and filed with the SEC on March 2, 2017, which are incorporated herein by reference. These Risk Factors could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have an open market stock repurchase program (the “Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On November 1, 2016, the Board extended the Program through December 31, 2017, or until the approved dollar amount has been used to repurchase shares. The Program does not require us to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Program. The Program may be suspended, extended, modified or discontinued at any time. We did not make any repurchases of common stock during the three months ended March 31, 2017 or 2016.

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

FIDUS INVESTMENT CORPORATION

Date: May 4, 2017	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2017	/s/ SHELBY E. SHERARD
Shelby E. Sherard
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.