Form 10-Q
period 2017-06-30
FIDUS INVESTMENT Corp
filed 2017-08-03
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017, the Registrant had outstanding 24,480,624 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	June 30, 2017 (unaudited)	December 31, 2016
ASSETS
Investments, at fair value
Affiliate investments (cost: $121,032 and $113,995, respectively)	$139,800	$132,013
Non-control/non-affiliate investments (cost: $410,312 and $386,519 respectively)	413,460	392,441

Total investments, at fair value (cost: $531,344 and $500,514, respectively)	553,260	524,454
Cash and cash equivalents	50,819	57,083
Interest receivable	4,492	4,407
Proceeds receivable from stock offering	4,234	—
Prepaid expenses and other assets	1,308	798

Total assets	$614,113	$586,742

LIABILITIES
SBA debentures, net of deferred financing costs (Note 6)	$212,916	$219,901
Borrowings under Credit Facility, net of deferred financing costs (Note 6)	(333)	(462)
Accrued interest and fees payable	2,612	3,122
Management and incentive fees payable – due to affiliate	9,645	8,830
Administration fee payable and other – due to affiliate	100	570
Taxes payable	365	555
Accounts payable and other liabilities	385	441

Total liabilities	225,690	232,957

Commitments and contingencies (Note 7)

NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 24,480,624 and 22,446,076, shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively)	24	22
Additional paid-in capital	372,760	340,101
Undistributed net investment income	8,915	9,626
Accumulated net realized (loss) on investments, net of taxes and distributions	(15,196)	(19,908)
Accumulated net unrealized appreciation on investments	21,920	23,944

Total net assets	388,423	353,785

Total liabilities and net assets	$614,113	$586,742

Net asset value per common share	$15.87	$15.76

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

(in thousands, except shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income:
Interest income
Affiliate investments	$2,909	$2,763	$5,583	$5,607
Non-control/non-affiliate investments	12,325	10,034	24,399	20,637

Total interest income	15,234	12,797	29,982	26,244
Dividend income
Affiliate investments	268	494	546	656
Non-control/non-affiliate investments	347	254	727	335

Total dividend income	615	748	1,273	991
Fee income
Affiliate investments	141	6	147	13
Non-control/non-affiliate investments	1,254	244	2,030	1,212

Total fee income	1,395	250	2,177	1,225
Interest on idle funds and other income	27	37	67	63

Total investment income	17,271	13,832	33,499	28,523

Expenses:
Interest and financing expenses	2,401	2,654	4,985	5,254
Base management fee	2,403	2,005	4,716	3,988
Incentive fee	2,484	3,190	4,862	5,070
Administrative service expenses	340	367	691	688
Professional fees	241	253	710	735
Other general and administrative expenses	431	399	709	717

Total expenses	8,300	8,868	16,673	16,452

Net investment income before income taxes	8,971	4,964	16,826	12,071
Income tax provision	29	21	25	46

Net investment income	8,942	4,943	16,801	12,025

Net realized and unrealized gains (losses) on investments:
Net realized gains on affiliate investments	—	458	26	458
Net realized (losses) gains on non-control/ non-affiliate investments	(367)	112	6,071	(198)
Net change in unrealized appreciation (depreciation) on investments	1,382	7,485	(2,024)	8,253
Income tax provision from realized gains on investments	—	(205)	(1,385)	(205)

Net gain on investments	1,015	7,850	2,688	8,308

Net increase in net assets resulting from operations	$9,957	12,793	$19,489	$20,333

Per common share data:
Net investment income per share-basic and diluted	$0.39	$0.29	$0.75	$0.72

Net increase in net assets resulting from operations per share — basic and diluted	$0.44	$0.74	$0.86	$1.21

Dividends declared per share	$0.39	$0.39	$0.78	$0.78

Weighted average number of shares outstanding — basic and diluted	22,653,580	17,329,685	22,550,846	16,815,592

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except shares)

	Common Stock		Additional paid-in capital	Undistributed net investment income	Accumulated net realized (loss) on investments, net of taxes and distributions	Accumulated net unrealized (depreciation) appreciation on investments	Total net assets
	Number of shares	Par value
Balances at December 31, 2015	16,300,732	$16	$246,307	$13,887	$(6,145)	$(6,703)	$247,362
Public offerings of common stock, net of expenses (Note 8)	2,875,000	3	43,667	—	—	—	43,670
Shares issued under dividend reinvestment plan	24,353	—	374	—	—	—	374
Net increase in net assets resulting from operations	—	—	—	12,025	(174)	8,482	20,333
Dividends declared	—	—	—	(13,694)	—	—	(13,694)

Balances at June 30, 2016	19,200,085	$19	$290,348	$12,218	$(6,319)	$1,779	$298,045

Balances at December 31, 2016	22,446,076	$22	$340,101	$9,626	$(19,908)	$23,944	$353,785
Public offerings of common stock, net of expenses (Note 8)	2,012,500	2	32,285	—	—	—	32,287
Shares issued under dividend reinvestment plan	22,048	—	374	—	—	—	374
Net increase in net assets resulting from operations	—	—	—	16,801	4,712	(2,024)	19,489
Dividends declared	—	—	—	(17,512)	—	—	(17,512)

Balances at June 30, 2017	24,480,624	$24	$372,760	$8,915	$(15,196)	$21,920	$388,423

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$19,489	$20,333
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used for) provided by operating activities:
Net change in unrealized depreciation (appreciation) on investments	2,024	(8,253)
Net realized (gain) on investments	(6,097)	(260)
Interest and dividend income paid-in-kind	(3,864)	(2,201)
Accretion of original issue discount	(275)	(120)
Accretion of loan origination fees	(726)	(528)
Purchase of investments	(87,087)	(44,422)
Proceeds from sales and repayments of investments	66,733	46,034
Proceeds from loan origination fees	486	281
Amortization of deferred financing costs	625	547
Changes in operating assets and liabilities:
Interest receivable	(85)	(575)
Prepaid expenses and other assets	(510)	162
Accrued interest and fees payable	(510)	197
Management and incentive fees payable – due to affiliate	815	1,493
Administration fee payable and other – due to affiliate	(470)	(223)
Taxes payable	(190)	(195)
Accounts payable and other liabilities	(56)	(76)

Net cash (used for) provided by operating activities	(9,698)	12,194

Cash Flows from Financing Activities:
Proceeds from stock offering, net of expenses	28,053	43,670
Proceeds received from SBA debentures	18,000	500
Repayments of SBA debentures	(24,750)	—
Proceeds received from borrowings under Credit Facility	11,000	13,000
Repayments of borrowings under Credit Facility	(11,000)	(28,500)
Payment of deferred financing costs	(731)	(58)
Dividends paid to stockholders, including expenses	(17,138)	(13,320)

Net cash provided by financing activities	3,434	15,292

Net (decrease) increase in cash and cash equivalents	(6,264)	27,486
Cash and cash equivalents:
Beginning of period	57,083	31,657

End of period	$50,819	$59,143

Supplemental disclosure of cash flow information:
Cash payments for interest	$4,870	$4,510
Cash payments for taxes, net of tax refunds received	$1,600	$446
Non-cash financing activities:
Shares issued under dividend reinvestment plan	$374	$374
Proceeds receivable from stock offering	$4,234	$—

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

June 30, 2017

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Aerospace & Defense Manufacturing
FDS Avionics Corp. (k)
(dba Flight Display Systems)
Subordinated Note	12.3%/2.8%	4/1/2020	$5,367	$5,354	$5,005
Preferred Equity (186 units) (i)(f)				371	371
Common Equity (200 units) (i)				2,000	3

				7,725	5,379	1%

Fiber Materials, Inc. (k)
Subordinated Note	12.0%/1.0%	5/30/2022	4,024	4,006	4,023
Common Equity (10 units)				1,000	1,285

				5,006	5,308	1%

Lightning Diversion Systems, LLC
Senior Secured Loan (j)	10.5%/0.0%	9/16/2021	21,204	21,124	21,204
Revolving Loan ($250 commitment) (h)	10.5%/0.0%	9/16/2021	—	(1)	—
Common Equity (600,000 units)				—	3,760

				21,123	24,964	6%

Malabar International (k)
Subordinated Note (j)	11.3%/2.0%	11/13/2021	7,693	7,684	7,693
Preferred Equity (1,494 shares) (f)	6.0%/0.0%	5/12/2022		1,997	6,009

				9,681	13,702	4%

Simplex Manufacturing Co.
Subordinated Note	14.0%/0.0%	11/1/2017	4,050	4,050	4,050
Warrant (29 shares) (l)				1,155	3,539

				5,205	7,589	2%

Steward Holding LLC (k)
(dba Steward Advanced Materials)
Subordinated Note	12.0%/3.3%	5/12/2021	7,262	7,237	7,262
Common Equity (1,000,000 units)				1,000	460

				8,237	7,722	2%

Apparel Distribution
Jacob Ash Holdings, Inc.
Subordinated Note (j)	13.0%/4.0%	6/30/2018	4,000	3,997	4,000
Subordinated Note	13.0%/0.0%	6/30/2018	510	507	510
Preferred Equity (66,138 shares) (f)	0.0%/15.0%	6/30/2018		1,149	1,152
Warrant (63,492 shares) (l)				67	—

				5,720	5,662	1%

Building Products Manufacturing
SES Investors, LLC (k)
(dba SES Foam)
Senior Secured Loan	11.0%/0.0%	3/8/2022	10,448	10,403	9,340
Revolving Loan ($1,500 commitment)(i)	6.0%/0.0%	3/8/2022	1,500	1,494	1,500
Common Equity (6,000 units) (g)(i)				600	269

				12,497	11,109	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2017

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
The Wolf Organization, LLC
Common Equity (175 shares)				$1,455	$3,321	1%

US GreenFiber, LLC
Subordinated Note (j)	12.0%/2.0%	3/1/2019	$14,004	13,979	13,790
Common Equity (2,522 units) (g)(i)				586	322

				14,565	14,112	4%

Business Services
Comprehensive Logistics Co., Inc.
Subordinated Note (j)	11.5%/4.5%	11/22/2021	15,416	15,352	15,417	4%

Inflexxion, Inc. (k)
Senior Secured Loan	7.0%/6.0%	12/16/2019	4,324	4,312	3,537
Revolving Loan ($500 commitment) (i)	7.0%/6.0%	12/16/2019	365	364	299
Preferred Equity (252,046 units)				252	149
Preferred Equity (308,987 units)				309	182
Preferred Equity (1,400 units)				1,400	—

				6,637	4,167	1%

Plymouth Rock Energy, LLC
Senior Secured Loan (j)	11.0%/0.0%	6/30/2019	5,945	5,945	5,945	2%

Vanguard Dealer Services, L.L.C.
Subordinated Note	12.3%/0.0%	1/30/2021	11,450	11,411	11,450
Common Equity (6,000 shares)				600	953

				12,011	12,403	3%

Capital Equipment Manufacturing
Thermoforming Technology Group LLC
Subordinated Note	12.5%/0.0%	9/14/2021	14,700	14,643	14,700
Common Equity (3,500 units) (g)(i)				350	389

				14,993	15,089	4%

Component Manufacturing
Hilco Plastics Holdings, LLC
(dba Hilco Technologies)
Subordinated Note	11.5%/1.0%	7/15/2022	8,063	8,028	8,063
Common Equity (72,507 units) (g)(i)				500	448

				8,528	8,511	2%

NGT Acquisition Holdings, LLC
(dba Techniks Industries)
Subordinated Note	12.0%/0.0%	3/21/2022	11,000	10,946	10,946
Common Equity (378 units) (i)				500	500

				11,446	11,446	3%

Toledo Molding & Die, Inc.
Subordinated Note (i)	10.5%/0.0%	12/18/2018	10,000	9,945	10,000	3%

TransGo, LLC
Subordinated Note	13.3%/0.0%	8/28/2022	9,500	9,455	9,455
Common Equity (1,000 units)				1,000	1,000

				10,455	10,455	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2017

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Consumer Products
World Wide Packaging, LLC (k)
Common Equity (1,517,573 units) (g)(i)				$499	$3,205	1%

Electronic Components Supplier
Apex Microtechnology, Inc. (k)
Warrant (2,293 shares) (l)				220	385
Common Equity (11,690 shares)				1,169	2,108

				1,389	2,493	1%

Healthcare Products
Allied 100 Group, Inc.
Subordinated Note (j)	11.5%/0.0%	5/26/2020	$13,000	12,966	13,000
Common Equity (1,250,000 units) (i)				1,250	1,295

				14,216	14,295	4%

Anatrace Products, LLC
Subordinated Note	13.0%/1.3%	6/23/2021	6,500	6,485	6,565
Common Equity (360,000 shares) (i)				—	—

				6,485	6,565	2%

OMC Investors, LLC
(dba Ohio Medical Corporation)
Subordinated Note	12.0%/0.0%	7/15/2021	10,000	9,926	8,602
Common Equity (5,000 shares)				500	253

				10,426	8,855	2%

Pfanstiehl, Inc. (k)
Subordinated Note	10.5%/0.0%	9/29/2021	6,208	6,191	6,208
Common Equity (8,500 units) (i)				850	11,137

				7,041	17,345	4%

Six Month Smiles Holdings, Inc.
Subordinated Note (i)	6.0%/8.5%	7/31/2020	9,156	9,136	8,110	2%

Healthcare Services
Medsurant Holdings, LLC (k)
Subordinated Note	12.3%/0.0%	6/18/2021	6,267	6,226	6,267
Preferred Equity (126,662 units) (g)				1,345	2,257
Warrant (505,176 units) (g)(l)				4,516	7,984

				12,087	16,508	4%

Microbiology Research Associates, Inc. (k)
Subordinated Note	11.0%/1.5%	3/13/2022	8,602	8,582	8,602
Common Equity (1,625,731 units) (i)				1,939	2,819

				10,521	11,421	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2017

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Oaktree Medical Centre, P.C.
(dba Pain Management Associates)
Senior Secured Loan (i)	11.5%/0.0%	1/1/2018	$571	$631	$640
Senior Secured Loan (i)	7.0%/12.0%	1/1/2018	6,449	6,904	4,944
Revolving Loan ($2,500 commitment) (i)	11.5%/0.0%	1/1/2018	2,500	2,685	2,800

				10,220	8,384	2%

United Biologics, LLC
Subordinated Note	12.0%/2.0%	4/30/2018	8,786	8,762	8,786
Preferred Equity (98,377 units) (g)(i)				1,069	455
Warrant (57,469 units) (l)				566	126

				10,397	9,367	2%

Industrial Cleaning & Coatings
K2 Industrial Services, Inc.
Tranche A Loan	11.8%/2.5%	4/25/2022	10,174	10,136	10,173
Tranche B Loan	11.8%/7.3%	4/25/2022	2,101	2,094	2,102
Common Equity (1,673 shares)				1,268	862

				13,498	13,137	3%

Information Technology Services
inthinc Technology Solutions, Inc. (m)
Royalty Rights		4/24/2020		185	—	0%

New Era Technology, Inc.
Subordinated Note (i)	11.0%/1.5%	9/3/2022	11,558	11,504	11,504
Common Equity (197,369 shares) (i)				750	750

				12,254	12,254	3%

Revenue Management Solutions, LLC
Subordinated Note (j)	11.5%/1.0%	7/4/2022	8,793	8,714	8,714
Subordinated Note (i)	7.0%/6.5%	7/4/2022	790	779	779
Common Equity (2,250,000 units)				2,250	2,250

				11,743	11,743	3%

Software Technology, LLC
Subordinated Note (j)	11.0%/0.0%	6/23/2023	8,750	8,710	8,750
Common Equity (11 units)				1,125	1,148

				9,835	9,898	3%

Laundry Services
Caldwell & Gregory, LLC
Subordinated Note	0.0%/12.0%	5/31/2022	2,861	2,861	2,861
Common Equity (500,000 units) (g)				500	642
Warrant (242,121 units) (g)(l)				242	311

				3,603	3,814	1%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2017

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Oil & Gas Distribution
LNG Indy, LLC
(dba Kinetrex Energy)
Subordinated Note (j)	11.5%/0.0%	9/28/2021	$5,000	$4,977	$5,000
Common Equity (1,000 units)				1,000	1,168

				5,977	6,168	2%

Oil & Gas Services
IOS Acquisitions, Inc. (m)
Common Equity (2,152 units) (i)				103	17	0%

Pinnergy, Ltd. (k)
Subordinated Note (j)	0.0%/10.0%	1/24/2020	8,843	8,826	8,843
Common Equity - Class A-2 (42,500 units) (j)				3,000	5,494
Common Equity - Class B (1,000 units) (j)				3,000	3,000

				14,826	17,337	4%

Packaging
Rohrer Corporation
Subordinated Note (j)	11.0%/1.5%	1/18/2022	16,740	16,672	16,740
Common Equity (389 shares)				750	858

				17,422	17,598	5%

Printing Services
Brook & Whittle Limited
Subordinated Note	12.0%/4.8%	12/31/2017	8,226	8,226	8,417
Subordinated Note	12.0%/2.0%	12/31/2017	2,366	2,366	2,366
Warrant (1,051 shares) (l)				285	321
Common Equity - Series A (148 shares)				110	45
Common Equity - Series D (527 shares)				53	146

				11,040	11,295	3%

Promotional Products
Hub Acquisition Sub, LLC
(dba Hub Pen)
Subordinated Note (j)	12.3%/0.0%	9/23/2021	11,350	11,307	11,350
Common Equity (7,500 units)				750	1,046

				12,057	12,396	3%

Restaurants
ACFP Management, Inc. (m)
Common Equity (1,000,000 units) (i)				—	—	0%

Cardboard Box LLC
(dba Anthony’s Coal Fired Pizza)
Common Equity (521,021 units) (i)				520	244	0%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2017

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Restaurant Finance Co, LLC
Senior Secured Loan (j)(o)	15.0%/4.0%	7/31/2020	$9,342	$9,314	$6,175	2%

Retail
EBL, LLC (EbLens)
Common Equity (750,000 units) (g)(i)				750	2,212	1%

Palmetto Moon, LLC
Senior Secured Loan	11.5%/0.0%	10/31/2021	6,254	6,220	6,254
Common Equity (499 units) (i)				499	376

				6,719	6,630	2%

Safety Products Manufacturing
Safety Products Group, LLC (k)(m)
Preferred Equity (749 units) (g)(i)				—	9
Common Equity (676 units) ($2,852 commitment) (g)(i)				—	—

				—	9	0%

Specialty Chemicals
FAR Research Inc. (k)
Senior Secured Loan (j)	11.8%/1.0%	3/31/2019	7,297	7,285	7,297
Revolving Loan ($500 commitment) (i)	11.8%/1.0%	3/31/2019	139	135	139
Common Equity (1,396 units)				1,396	897

				8,816	8,333	1%

Specialty Distribution
Carlson Systems Holdings, Inc. (m)
Common Equity (15,000 units) (i)				—	1

				—	1	0%

Pugh Lubricants, LLC
Subordinated Note (j)	12.3%/0.0%	5/10/2022	18,581	18,496	18,581
Common Equity (6,285 units) (g)(i)				612	730

				19,108	19,311	5%

Virginia Tile Company, LLC
Subordinated Note (j)	12.3%/0.0%	4/7/2022	12,000	11,966	12,000
Common Equity (17 units)				342	1,246

				12,308	13,246	3%

Transportation Services
Cavallo Bus Lines Holdings, LLC
Subordinated Note	12.8%/0.0%	4/26/2021	7,395	7,366	7,395	2%

Midwest Transit Equipment, Inc.
Subordinated Note (i)	11.0%/2.0%	6/23/2022	12,005	11,207	11,207
Warrant (14,384 shares) (i)(l)				361	361
Warrant (9.59% of Junior Subordinated Notes) (i)(p)				381	381

				11,949	11,949	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2017

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
US Pack Logistics LLC
Subordinated Note (j)	12.0%/1.8%	9/27/2020	$7,217	$7,187	$7,217
Common Equity (5,357 units) (g)(i)				583	819

				7,770	8,036	2%

Worldwide Express Operations, LLC
Subordinated Note (i)(n)	9.9%/0.0%	2/3/2025	10,000	9,857	9,857
Common Equity (4,000 units) (g)(i)				4,000	4,000

				13,857	13,857	4%

Utility Equipment Manufacturing
Mirage Trailers LLC (k)
Senior Secured Loan (j)(e)	12.6%/1.5%	11/25/2020	5,971	5,909	5,971
Common Equity (2,500,000 shares)(f)				2,483	2,827

				8,392	8,798	2%

Trantech Radiator Products, Inc. (k)
Subordinated Note (i)	12.0%/2.3%	5/31/2018	6,994	6,990	6,878
Common Equity (6,875 shares) (i)				688	86

				7,678	6,964	2%

Vending Equipment Manufacturing
Accent Food Services, LLC
Subordinated Note (j)	10.0%/1.3%	5/30/2022	20,268	20,167	20,268
Common Equity (7,500 units) (g)(i)				750	848

				20,917	21,116	5%

Ice House America, LLC
Subordinated Note (i)	12.0%/3.0%	1/1/2020	4,300	4,178	4,300
Warrant (1,957,895 units) (g)(i)(l)				216	178

				4,394	4,478	1%

Total Investments				$531,344	$553,260	142%

(a)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(b)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(c)	All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.
(d)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of June 30, 2017. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
(e)	The investment bears cash interest at a variable rate that is determined by reference to one-month LIBOR, which is reset monthly. The cash interest rate is set as one-month LIBOR + 11.5% and is subject to a 12.5% interest rate floor. The Company has provided the interest rate in effect as of June 30, 2017.
(f)	Income producing. Maturity date, if any, represents mandatory redemption date.
(g)	Investment is held by a wholly-owned subsidiary of the Company, other than the Funds.
(h)	The entire commitment was unfunded at June 30, 2017. As such, no interest is being earned on this investment.

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2017

(In thousands, except shares)

(i)	Investment pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(j)	The portion of the investment not held by the Funds is pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(k)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company. Transactions in which the issuer was an Affiliated Person are detailed in Note 3 to the consolidated financial statements.
(l)	Warrants entitle the Company to purchase a predetermined number of shares or units of common equity, and are non-income producing. The purchase price and number of shares are subject to adjustment under certain conditions until the expiration date, if any.
(m)	Investment in portfolio company that has sold its operations and is in the process of winding down.
(n)	The investment bears interest at a variable rate that is determined by reference to three-month LIBOR, which is reset quarterly. The interest rate is set as three-month LIBOR + 8.8% and is subject to a 1.0% LIBOR interest rate floor. The Company has provided the interest rate in effect as of June 30, 2017.
(o)	Investment was on non-accrual status as of June 30, 2017, meaning the Company has ceased recognizing interest income on the investment.
(p)	Warrant entitles the Company to purchase 9.59% of the outstanding principal of Junior Subordinated Notes prior to exercise, and is non-income producing.

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

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (continued)

December 31, 2016

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
The Wolf Organization, LLC
Common Equity (175 shares)				$1,455	$3,102	1%

US GreenFiber, LLC
Subordinated Note (j)	12.5%/0.0%	1/2/2019	$14,000	13,968	14,000
Common Equity (1,667 units) (g)(i)				500	574

				14,468	14,574	4%

Business Services
Comprehensive Logistics Co., Inc.
Subordinated Note (j)	11.5%/4.5%	11/22/2021	15,075	15,001	15,001	4%

Inflexxion, Inc. (k)
Senior Secured Loan	7.0%/6.0%	12/16/2019	4,196	4,182	3,579
Revolving Loan ($500 commitment) (i)	7.0%/6.0%	12/16/2019	159	156	136
Preferred Equity (252,046 units)				252	114
Preferred Equity (308,987 units)				309	139
Preferred Equity (1,400 units)				1,400	—

				6,299	3,968	1%

Plymouth Rock Energy, LLC
Senior Secured Loan	11.8%/0.0%	5/14/2017	6,000	5,995	6,000	2%

Vanguard Dealer Services, L.L.C.
Subordinated Note	12.3%/0.0%	1/30/2021	11,450	11,405	11,450
Common Equity (6,000 shares)				600	907

				12,005	12,357	3%

Capital Equipment Manufacturing
Thermoforming Technology Group LLC
Subordinated Note	12.5%/0.0%	9/14/2021	14,700	14,637	14,700
Common Equity (3,500 units) (g)(i)				350	353

				14,987	15,053	4%

Component Manufacturing
Hilco Plastics Holdings, LLC
(dba Hilco Technologies)
Subordinated Note	11.5%/1.0%	7/15/2022	8,022	7,984	7,984
Common Equity (72,507 units) (g)(i)				500	500

				8,484	8,484	2%

Toledo Molding & Die, Inc.
Subordinated Note (i)	10.5%/0.0%	12/18/2018	10,000	9,926	10,000	3%

Consumer Products
Grindmaster Corporation
Subordinated Note	11.5%/0.0%	10/31/2019	10,500	10,474	10,500	3%

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

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (continued)

December 31, 2016

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value	Percent of Net Assets
Palmetto Moon, LLC
Senior Secured Loan	11.5%/0.0%	10/31/2021	$6,402	$6,364	$6,364
Common Equity (499 units)				499	499

				6,863	6,863	2%

Safety Products Manufacturing
Safety Products Group, LLC (k)(m)
Preferred Equity (749 units) (g)(i)				—	22
Common Equity (676 units) ($2,852 commitment) (g)(i)				—	—

				—	22	0%

Specialty Chemicals
FAR Research Inc. (k)
Senior Secured Loan (j)	11.8%/1.0%	3/31/2019	7,271	7,256	7,271
Revolving Loan ($1,750 commitment) (i)	11.8%/1.0%	3/31/2019	138	134	138
Common Equity (1,396 units)				1,395	1,012

				8,785	8,421	2%

Specialty Distribution
Carlson Systems Holdings, Inc. (m)
Common Equity (15,000 units) (i)				—	73

				—	73	0%

Pugh Lubricants, LLC
Subordinated Note (j)	12.3%/0.0%	5/10/2022	12,256	12,197	12,197
Common Equity (5,000 units) (g)(i)				500	500

				12,697	12,697	4%

Virginia Tile Company, LLC
Subordinated Note (j)	12.3%/0.0%	4/7/2022	12,000	11,962	12,000
Common Equity (17 units)				342	1,220

				12,304	13,220	4%

Transportation Services
Cavallo Bus Lines Holdings, LLC
Subordinated Note	12.0%/3.0%	4/26/2021	8,250	8,218	8,250	2%

US Pack Logistics LLC
Subordinated Note (j)	12.0%/1.8%	9/27/2020	14,027	13,923	14,027
Common Equity (5,357 units) (g)(i)				583	675

				14,506	14,702	4%

Worldwide Express Operations, LLC
Subordinated Note	11.5%/1.0%	8/1/2020	17,468	17,368	17,559
Common Equity (2,500,000 units) (g)(i)				2,500	6,613

				19,868	24,172	7%
Utility Equipment Manufacturing
Mirage Trailers LLC (k)
Senior Secured Loan (j)(e)	12.5%/0.0%	11/25/2020	8,208	8,138	8,208
Common Equity (2,500,000 shares)				2,480	2,721

				10,618	10,929	3%

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

Fair value of financial instruments: The Company measures and discloses fair value with respect to substantially all of its financial instruments in accordance with ASC Topic 820 —Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. See Note 4 to the consolidated financial statements for further discussion regarding the fair value measurements and hierarchy.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax provision, if any. There were no material uncertain income tax positions at June 30, 2017 and December 31, 2016. The Company’s tax returns are generally subject to examination by U.S. federal and most state tax authorities for a period of three years from the date the respective returns are filed, and, accordingly, the Company’s 2013 through 2016 tax years remain subject to examination.

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

Earnings and net asset value per share: The earnings per share calculations for the three and six months ended June 30, 2017 and 2016, are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Stock repurchase plan: The Company has an open market stock repurchase program (the “Program”) under which the Company may acquire up to $5.0 million of its outstanding common stock. Under the Program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by the Company’s management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On November 1, 2016, the Board extended the Program through December 31, 2017, or until the approved dollar amount has been used to repurchase shares. The Program does not require the Company to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Program. The Program may be suspended, extended, modified or discontinued at any time. The Company did not make any repurchases of common stock during the three and six months ended June 30, 2017 or 2016.

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

As of June 30, 2017, the Company had active investments in 55 portfolio companies and residual investments in five portfolio companies that have sold their underlying operations. The aggregate fair value of the total portfolio was $553,260 and the weighted average effective yield on the Company’s debt investments was 13.0% as of such date. As of June 30, 2017, the Company held equity investments in 86.7% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 7.3%.

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

The weighted average yield of the Company’s debt investments is not the same as a return on investment for its stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of all of the Company’s and its subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of June 30, 2017 and December 31, 2016, including accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any.

Purchases of debt and equity investments for the six months ended June 30, 2017 and 2016, totaled $87,087 and $44,422, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the six months ended June 30, 2017 and 2016 totaled $66,733 and $46,034, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	June 30, 2017		December 31, 2016		June 30, 2017		December 31, 2016
Subordinated notes	$387,806	70.1%	$363,646	69.4%	$389,454	73.3%	$364,543	72.9%
Senior secured loans	76,045	13.7	79,758	15.2	82,724	15.6	83,426	16.7
Equity	75,823	13.7	70,849	13.5	50,972	9.6	45,207	9.0
Warrants	13,586	2.5	10,201	1.9	8,009	1.5	7,153	1.4
Royalty rights	—	—	—	—	185	—	185	—

Total	$553,260	100.0%	$524,454	100.0%	$531,344	100.0%	$500,514	100.0%

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

All investments made by the Company as of June 30, 2017 and December 31, 2016 were made in portfolio companies headquartered in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	June 30, 2017		December 31, 2016		June 30, 2017		December 31, 2016
Midwest	$186,915	33.8%	$166,412	31.6%	$176,787	33.2%	$153,456	30.7%
Southeast	119,355	21.6	122,633	23.4	126,283	23.8	130,107	26.0
Northeast	105,735	19.1	98,470	18.8	100,801	19.0	94,481	18.9
West	71,561	12.9	73,703	14.1	56,673	10.7	63,717	12.7
Southwest	69,694	12.6	63,236	12.1	70,800	13.3	58,753	11.7

Total	$553,260	100.0%	$524,454	100.0%	$531,344	100.0%	$500,514	100.0%

As of June 30, 2017 and December 31, 2016, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio on a fair value or cost basis. As of June 30, 2017, the Company had debt investments in one portfolio company on non-accrual status, which had an aggregate cost and fair value of $9,314 and $6,175, respectively. As of December 31, 2016, there were no investments on non-accrual status.

Schedule 12-14. Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of affiliate investments as of December 31, 2016 and any gross additions and reductions made to such investments during the six months ended June 30, 2017, as well as the ending fair value as of June 30, 2017.

Portfolio Company (1)	Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2017 Fair Value
Affiliate Investments
Apex Microtechnology, Inc.
Warrant	$—	$345	$40	$—	$385
Common Equity	84	1,876	232	—	2,108

	84	2,221	272	—	2,493
FAR Research Inc.
Senior Secured Loan	455	7,271	30	4	7,297
Revolving Loan	13	138	2	1	139
Common Equity	—	1,012	—	115	897

	468	8,421	32	120	8,333
FDS Avionics Corp. (dba Flight
Display Systems)
Subordinated Note	238	—	5,005	—	5,005
Preferred Equity	9	—	371	—	371
Common Equity	—	—	312	309	3

	247	—	5,688	309	5,379
Fiber Materials, Inc.
Subordinated Note	264	3,984	39	—	4,023
Common Equity	—	1,000	285	—	1,285

	264	4,984	324	—	5,308
Inflexxion, Inc.
Senior Secured Loan	279	3,579	130	172	3,537
Revolving Loan	14	136	207	44	299
Preferred Equity	—	114	35	—	149
Preferred Equity	—	139	43	—	182
Preferred Equity	—	—	—	—	—

	293	3,968	415	216	4,167

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Portfolio Company (1)	Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2017 Fair Value
Malabar International
Subordinated Note	$510	$7,617	$77	$1	$7,693
Preferred Equity	60	5,367	642	—	6,009

	570	12,984	719	1	13,702
Medsurant Holdings, LLC
Subordinated Note	391	6,267	5	5	6,267
Preferred Equity	—	1,505	752	—	2,257
Warrant	—	5,199	2,785	—	7,984

	391	12,971	3,542	5	16,508
Microbiology Research Associates, Inc.
Subordinated Note	532	8,538	66	2	8,602
Common Equity	—	2,593	226	—	2,819

	532	11,131	292	2	11,421
Mirage Trailers LLC
Senior Secured Loan	563	8,208	11	2,248	5,971
Common Equity	87	2,721	106	—	2,827

	650	10,929	117	2,248	8,798
Pinnergy, Ltd.
Subordinated Note	451	8,414	432	3	8,843
Common Equity — Class A-2	—	3,000	2,494	—	5,494
Common Equity — Class B	—	3,000	—	—	3,000

	451	14,414	2,926	3	17,337
Pfanstiehl, Inc.
Subordinated Note	325	6,208	2	2	6,208
Common Equity	180	13,750	—	2,613	11,137

	505	19,958	2	2,615	17,345
Safety Products Group, LLC
Preferred Equity	—	22	—	13	9
Common Equity	—	—	—	—	—

	—	22	—	13	9
SES Investors, LLC
(dba SES Foam)
Senior Secured Loan	583	10,424	5	1,089	9,340
Revolving Loan	46	993	507	—	1,500
Common Equity	—	600	—	331	269

	629	12,017	512	1,420	11,109

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Portfolio Company (1)	Credited to Income(2)	December 31, 2016 Fair Value	Gross Additions(3)	Gross Reductions(4)	June 30, 2017 Fair Value
Steward Holding LLC
(dba Steward Advanced Materials)
Subordinated Note	$562	$7,181	$84	$3	$7,262
Common Equity	—	678	—	218	460

	562	7,859	84	221	7,722
Trantech Radiator Products, Inc.
Subordinated Note	504	6,994	2	118	6,878
Common Equity	—	242	—	156	86

	504	7,236	2	274	6,964
World Wide Packaging, LLC
Common Equity	126	2,898	307	—	3,205

	126	2,898	307	—	3,205

Total Affiliate Investments	$6,276	$132,013	$15,234	$7,447	$139,800

(1)	The principal amount, the ownership detail for equity investments, and if the investment is income producing is shown in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees or dividends included in 2017 income for the portion of the six months ended June 30, 2017 that an investment was included in the Affiliate category.
(3)	Gross additions include increases in the cost basis of investments resulting from a new portfolio investment, follow on investments, accrued PIK interest or dividends, and accretion of OID and loan origination fees. Gross additions also include net increases in unrealized appreciation or net decreases in unrealized depreciation, as well as the movement of an existing portfolio company into this category and out of a different category.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments, if any. Gross reductions also include net increases in unrealized depreciation or net decreases in unrealized appreciation as well as the movement of an existing portfolio company out of this category and into a different category.

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

With respect to investments for which market quotations are not readily available, the Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of the Investment Advisor responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with the investment committee of the Investment Advisor;

•	the Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result it is not in the Company’s stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where the Company determines that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. The Board consulted with the independent valuation firm(s) in arriving at the Company’s determination of fair value for 16 and 13 of its portfolio company investments representing 34.9% and 30.5% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended June 30, 2017 and December 31, 2016, respectively) as of June 30, 2017 and December 31, 2016, respectively.

•	the audit committee of the Board reviews the preliminary valuations of the Investment Advisor and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and

•	the Board discusses these valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the Investment Advisor, the independent valuation firm(s) and the audit committee.

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

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the six months ended June 30, 2017 and 2016.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the six months ended June 30, 2017 and 2016:

	Subordinated Notes	Senior Secured Loans	Equity	Warrants	Royalty Rights	Total
Balance, December 31, 2015	$300,467	$88,485	$44,899	$9,233	$185	$443,269
Net realized gains (losses) on investments	—	—	535	(275)	—	260
Net change in unrealized (depreciation) appreciation on investments	(4,005)	(1,805)	13,881	126	56	8,253
Purchase of investments	39,350	2,757	2,209	106	—	44,422
Proceeds from sales and repayments of investments	(17,772)	(26,177)	(2,084)	(1)	—	(46,034)
Interest and dividend income paid-in-kind	1,566	537	98	—	—	2,201
Proceeds from loan origination fees	(268)	(13)	—	—	—	(281)
Accretion of loan origination fees	236	289	3	—	—	528
Accretion of original issue discount	118	—	2	—	—	120

Balance, June 30, 2016	$319,692	$64,073	$59,543	$9,189	$241	$452,738

Balance, December 31, 2016	$363,646	$79,758	$70,849	$10,201	$—	$524,454
Net realized gains (losses) on investments	(376)	—	6,473	—	—	6,097
Net change in unrealized (depreciation) appreciation on investments	(751)	(3,011)	(791)	2,529	—	(2,024)
Purchase of investments	78,971	2,200	5,060	856	—	87,087
Proceeds from sales and repayments of investments	(56,907)	(3,967)	(5,859)	—	—	(66,733)
Interest and dividend income paid-in-kind	3,057	721	86	—	—	3,864
Proceeds from loan origination fees	(486)	—	—	—	—	(486)
Accretion of loan origination fees	379	344	3	—	—	726
Accretion of original issue discount	273	—	2	—	—	275

Balance, June 30, 2017	$387,806	$76,045	$75,823	$13,586	$—	$553,260

Net change in unrealized appreciation of $1,525 and $2,134 for the three and six months ended June 30, 2017, respectively, was attributable to Level 3 investments held at June 30, 2017. Net change in unrealized appreciation of $7,509 and $7,370 for the three and six months ended June 30, 2016, respectively, were attributable to Level 3 investments held at June 30, 2016.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of June 30, 2017 and December 31, 2016. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at June 30, 2017	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Subordinated notes	$378,964	Discounted cash flow	Weighted average cost of capital	10.4% - 26.7% (14.1%)
	8,842	Enterprise value	Asset coverage	89.7% - 89.7% (89.7%)
Senior secured loans	61,487	Discounted cash flow	Weighted average cost of capital	6.1% - 25.0% (13.0%)
	8,383	Enterprise value	Asset Coverage	81.1% - 81.1% (81.1%)
	6,175	Enterprise value	EBITDA multiples	3.0x – 3.0x (3.0x)
Equity investments:
Equity	66,998	Enterprise value	EBITDA multiples	5.0x – 14.7x (8.1x)
	8,825	Enterprise value	Revenue multiples	0.6x – 0.7x (0.6x)
Warrants	13,586	Enterprise value	EBITDA multiples	4.5x – 9.5x (7.4x)
Royalty rights	—	Discounted cash flow	Weighted average cost of capital	N/A

	Fair Value at December 31, 2016	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Subordinated notes	$355,232	Discounted cash flow	Weighted average cost of capital	10.9% - 26.5% (14.5%)
	8,414	Enterprise value	Asset coverage	85.0% - 95.0% (87.3%)
Senior secured loans	71,693	Discounted cash flow	Weighted average cost of capital	10.9% - 21.0% (12.8%)
	8,065	Enterprise value	Asset Coverage	80.0% - 92.2% (84.2%)
Equity investments:
Equity	64,596	Enterprise value	EBITDA multiples	5.0x – 12.9x (7.8x)
	6,253	Enterprise value	Revenue multiples	0.7x – 0.7x (0.7x)
Warrants	10,201	Enterprise value	EBITDA multiples	5.5x – 9.5x (6.6x)
Royalty rights	—	Discounted cash flow	Weighted average cost of capital	N/A

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, interest receivable and accounts payable and other liabilities approximate the fair value of such items due to the short maturity of such instruments. The fair value of borrowings under the Credit Facility (as defined in Note 6) are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. There were no borrowings outstanding under the Credit Facility as of June 30, 2017 and December 31, 2016. The fair value of SBA debentures is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of June 30, 2017 and December 31, 2016, the fair value of the Company’s SBA debentures using Level 3 inputs is estimated to be $217,250 and $224,000, respectively, which is the same as the Company’s carrying value of the debentures.

Note 5. Related Party Transactions

Investment Advisory Agreement: The Company has entered into an Investment Advisory Agreement with the Investment Advisor. On June 1, 2017, the Board approved the renewal of the Investment Advisory Agreement through June 20, 2018. Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Board, the Investment Advisor provides investment advisory services to the Company. For providing these services, the Investment Advisor receives a fee, consisting of two components — a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement was $2,403 and $4,716, for the three and six months ended June 30, 2017, respectively, and $2,005 and $3,988, for the three and six months ended June 30, 2016, respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee was $2,281 and $4,324, for the three and six months ended June 30, 2017, respectively, and $1,620 and $3,408, for the three and six months ended June 30, 2016, respectively.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Formation Transactions, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee to be paid for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of June 30, 2017 and December 31, 2016, the capital gains incentive fee payable was $0. The aggregate amount of capital gains incentive fees paid from the IPO through June 30, 2017 was $348.

In addition, the Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation). The capital gains incentive fee accrued was $203 and $538, for the three and six months ended June 30, 2017, respectively, and $1,570 and $1,662, for the three and six months ended June 30, 2016, respectively.

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

Administration Agreement: The Company has also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 1, 2017, the Board approved the renewal of the Administration Agreement through June 20, 2018. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides clerical, bookkeeping, and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies to which the Company is required to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies, including “dead deal” expenses. Under the Administration Agreement, administrative service expenses were $340 and $691, for the three and six months ended June 30, 2017, respectively, and $367 and $688, for the three and six months ended June 30, 2016, respectively.

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

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of June 30, 2017 and December 31, 2016, the Company was in compliance in all material respect with the terms of the Credit Facility.

As of June 30, 2017 and December 31, 2016, the Company had no outstanding borrowings under the Credit Facility. Interest and fees related to the Credit Facility were $137 and $262, for the three and six months ended June 30, 2017, respectively, and $161 and $362, for the three and six months ended June 30, 2016, respectively, which are included in interest and financing expenses on the consolidated statements of operations. As of June 30, 2017 and December 31, 2016, accrued interest and fees payable related to the Credit Facility totaled $4 and $127, respectively.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs; such debentures have 10-year terms with the entire principal balance due at maturity and are guaranteed by the SBA. Approved SBA debenture commitments that were unused as of June 30, 2017 and December 31, 2016 were $58,000 and $51,000, respectively. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

As of June 30, 2017 and December 31, 2016, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling Date(1)	Maturity Date	Fixed Interest Rate	June 30, 2017	December 31, 2016
3/26/2008	3/1/2018	6.188%	$—	$24,750
9/24/2008	9/1/2018	6.442	11,950	11,950
3/25/2009	3/1/2019	5.337	19,750	19,750
9/23/2009	9/1/2019	4.950	10,000	10,000
3/24/2010	3/1/2020	4.825	13,000	13,000
9/22/2010	9/1/2020	3.932	12,500	12,500
3/29/2011	3/1/2021	4.801	1,550	1,550
9/21/2011	9/1/2021	3.594	3,250	3,250
3/21/2012	3/1/2022	3.483	3,250	3,250
3/21/2012	3/1/2022	3.051	19,000	19,000
9/19/2012	9/1/2022	2.530	11,000	11,000
9/19/2012	9/1/2022	3.049	11,500	11,500
3/27/2013	3/1/2023	3.155	3,000	3,000
9/24/2014	9/1/2024	3.775	1,000	1,000
3/25/2015	3/1/2025	3.321	5,500	5,500
3/25/2015	3/1/2025	3.277	22,500	22,500
9/23/2015	9/1/2025	3.571	16,700	16,700
3/23/2016	3/1/2026	3.267	1,500	1,500
3/23/2016	3/1/2026	3.249	21,800	21,800
9/21/2016	9/1/2026	2.793	500	500
3/29/2017	3/1/2027	3.587	10,000	10,000
(2)	(2)	(2)	1,000	—
(2)	(2)	(2)	8,000	—
(2)	(2)	(2)	9,000	—

Total outstanding SBA debentures			$217,250	$224,000

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)	The Company issued $18,000 in SBA debentures which will pool in September 2017. Until the pooling date, the debentures bear interest at fixed interim interest rates ranging from 2.200% to 2.358%. The Company expects the current interim interest rate will reset to a higher long-term fixed rate on the pooling date.

Interest on SBA debentures is payable semi-annually on March 1 and September 1. Interest and fees on outstanding SBA debentures were $1,980 and $4,098, for the three and six months ended June 30, 2017, respectively, and $2,219 and $4,345, for the three and six months ended June 30, 2016, respectively, which are included in interest and financing expenses on the consolidated statements of operations. As of June 30, 2017 and December 31, 2016, accrued interest and fees payable related to the SBA debentures totaled $2,608 and $2,995, respectively.

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations using the effective interest method, over the term of the respective financing instrument. Deferred financing cost amortization was $284 and $625, for the three and six months ended June 30, 2017, respectively, and $274 and $547, for the three and six months ended June 30, 2016, respectively. Deferred financing costs related to the Credit Facility and SBA debentures as of June 30, 2017 and December 31, 2016, were as follows:

	June 30, 2017			December 31, 2016
	SBA debentures	Credit Facility	Total	SBA debentures	Credit Facility	Total
SBA debenture commitment fees	$3,000	$—	$3,000	$2,750	$—	$2,750
SBA debenture leverage fees	5,869	—	5,869	5,433	—	5,433
Credit Facility upfront fees	—	1,329	1,329	—	1,284	1,284

Total deferred financing costs	8,869	1,329	10,198	8,183	1,284	9,467
Less: accumulated amortization	(4,535)	(996)	(5,531)	(4,084)	(822)	(4,906)

Unamortized deferred financing costs	$4,334	$333	$4,667	$4,099	$462	$4,561

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures and Credit Facility liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
	SBA debentures	Credit Facility	Total	SBA debentures	Credit Facility	Total
Outstanding debt	$217,250	$—	$217,250	$224,000	$—	$224,000
Less: unamortized deferred financing costs	(4,334)	(333)	(4,667)	(4,099)	(462)	(4,561)

Debt, net of deferred financing costs	$212,916	$(333)	$212,583	$219,901	$(462)	$219,439

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

The weighted average interest rate for all SBA debentures and borrowings outstanding under the Credit Facility as of June 30, 2017 and December 31, 2016 was 3.7% and 4.1%, respectively.

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to portfolio companies to fund various undrawn revolving loans, other credit facilities and capital commitments totaling $4,866 and $6,566 as of June 30, 2017 and December 31, 2016, respectively. Such outstanding commitments are summarized in the following table:

	June 30, 2017		December 31, 2016
Portfolio Company - Investment	Total Commitment	Unfunded Commitment	Total Commitment	Unfunded Commitment
FAR Research Inc. – Revolving Loan	$1,750	$1,614	$1,750	$1,614
Inflexxion, Inc. – Revolving Loan	500	150	500	350
inthinc Technology Solutions, Inc. – Subordinated Note	—	—	5,000	1,000
Lightning Diversion Systems, LLC – Revolving Loan	250	250	250	250
Oaktree Medical Centre, P.C. – Revolving Loan	2,500	—	2,500	—
Safety Products Group, LLC – Common Equity	2,852	2,852	2,852	2,852
SES Investors, LLC – Revolving Loan	1,500	—	1,500	500

Total	$9,352	$4,866	$14,352	$6,566

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

Note 8. Common Stock

The following table summarizes the total shares issued, offering price and net proceeds received in public offerings of the Company’s common stock since the IPO:

Offering Date	Number of Shares		Gross Proceeds	Underwriting Fees and Commissions and Offering Costs		Offering Price
September 11, 2012	2,472,500		$39,807	$1,855		$16.10
February 8, 2013	1,725,000		30,361	1,504		17.60
September 30, 2014	2,083,414	(1)	35,418	1,747		17.00
May 27, 2016	2,875,000	(2)	43,755	56	(5)	15.22	(6)
November 29, 2016	3,220,000	(3)	53,446	2,319		16.60	(7)
June 20, 2017	2,012,500	(4)	33,810	1,552		16.80

(1)	Includes 83,414 shares purchased by underwriters pursuant to the over-allotment option on October 21, 2014.
(2)	Includes 375,000 shares purchased by underwriters pursuant to the over-allotment option on June 10, 2016.
(3)	Includes 420,000 shares purchased by underwriters pursuant to the over-allotment option on December 13, 2016.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

(4)	Includes 262,500 shares purchased by underwriters pursuant to the over-allotment option on June 29, 2017. The Company received the proceeds of $4,234 from the over-allotment option on July 5, 2017.
(5)	Fidus Investment Advisors, LLC agreed to bear up to $169 of the offering costs associated with this offering. Fidus Investment Advisors, LLC has also agreed to bear $1,756, or 100%, of the underwriting fees and commissions in connection with this offering and the exercise of the over-allotment option. All payments made by Fidus Investment Advisors, LLC are not subject to reimbursement by the Company.
(6)	Represents the weighted average offering price of shares issued, including the shares issued pursuant to the over-allotment option. Shares were issued on May 27, 2016 at an offering price of $15.27. The offering price of the over-allotment option shares was adjusted for the $0.39 dividend to shareholders of record on June 10, 2016.
(7)	Represents the weighted average offering price of shares issued, including the shares issued pursuant to the over-allotment option. Shares were issued on November 29, 2016 at an offering price of $16.65. The offering price of the over-allotment option shares was adjusted for the $0.43 dividend to shareholders of record on November 30, 2016.

On August 21, 2014, the Company entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which the Company could sell, by means of at-the-market offerings from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50,000 (the “ATM Program”). The gross proceeds raised, the related sales agent commission, the offering expenses and the average price at which shares were issued under the ATM Program during the last two fiscal years and for the six months ended June 30, 2017 are as follow:

	Number of Shares	Gross Proceeds	Underwriting Fees and Commissions and Offering Costs	Average Offering Price
Year Ended December 31, 2015
First Quarter ended March 31, 2015	49,193	$819	$16	$16.65
Second Quarter ended June 30, 2015	141,430	2,347	50	16.60
Third Quarter ended September 30, 2015	—	—	—	—
Fourth Quarter ended December 31, 2015	—	—	—	—

Total	190,623	$3,166	$66	$16.61

Year Ended December 31, 2016
First Quarter ended March 31, 2016	—	$—	$—	$—
Second Quarter ended June 30, 2016	—	—	—	—
Third Quarter ended September 30, 2016	—	—	—	—
Fourth Quarter ended December 31, 2016	—	—	—	—

Total	—	$—	$—	$—

Six Months Ended June 30, 2017
First Quarter ended March 31, 2017	—	$—	$—	$—
Second Quarter ended June 30, 2017	—	—	—	—

Total	—	$—	$—	$—

See Note 9 for additional information regarding the issuance of shares under the DRIP.

As of June 30, 2017 and December 31, 2016, the Company had 24,480,624 and 22,446,076 shares of common stock outstanding, respectively.

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the last two fiscal years and for the six months ended June 30, 2017.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distribution	Cash Distribution	DRIP Shares Value	DRIP Shares	DRIP Share Issue Price
Fiscal Year Ended December 31, 2015:
2/17/2015	3/12/2015	3/26/2015	$0.38	$6,099	$5,886	$213	12,922	$16.46
5/5/2015	6/11/2015	6/25/2015	0.38	6,176	5,968	208	12,883	16.18
5/5/2015(1)	6/11/2015	6/25/2015	0.02	325	314	11	678	16.18
8/3/2015	9/17/2015	9/25/2015	0.39	6,345	6,097	248	16,985	14.61
11/2/2015(1)	11/27/2015	12/11/2015	0.04	651	624	27	2,034	13.43
11/2/2015	12/4/2015	12/18/2015	0.39	6,351	6,157	194	13,570	14.29

			$1.60	$25,947	$25,046	$901	59,072

Fiscal Year Ended December 31, 2016:
2/16/2016	3/11/2016	3/25/2016	$0.39	$6,357	$6,177	$180	11,631	15.49
5/2/2016	6/10/2016	6/24/2016	0.39	7,337	7,143	194	12,722	15.25
8/1/2016	9/9/2016	9/23/2016	0.39	7,488	7,293	195	12,340	15.76
11/1/2016	12/2/2016	12/16/2016	0.39	8,585	8,386	199	12,381	16.08
11/1/2016(1)	12/2/2016	12/16/2016	0.04	880	860	20	1,270	16.08

			$1.60	$30,647	$29,859	$788	50,344

Six Months Ended June 30, 2017:
2/14/2017	3/10/2017	3/24/2017	$0.39	$8,754	$8,556	$198	11,500	17.17
5/1/2017	6/9/2017	6/23/2017	0.39	8,758	8,582	176	10,548	16.74

			$0.78	$17,512	$17,138	$374	22,048

(1)	Special dividend.

Since the Company’s IPO, dividends and distributions to stockholders total $147,220 or $9.74 per share.

Note 10. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2017 and 2016:

	Six months ended June 30,
	2017	2016
Per share data:
Net asset value at beginning of period	$15.76	$15.17
Net investment income (1)	0.75	0.72
Net realized gain on investments, net of income tax provision (1)	0.20	—
Net unrealized (depreciation) appreciation on investments (1)	(0.09)	0.49

Total increase from investment operations (1)	0.86	1.21

Accretive (dilutive) effect of share issuances	0.01	(0.06)
Dividends to stockholders	(0.78)	(0.78)
Other (2)	0.02	(0.02)

Net asset value at end of period	$15.87	$15.52

Market value at end of period	$16.82	$15.27
Shares outstanding at end of period	24,480,624	19,200,085
Weighted average shares outstanding during the period	22,550,846	16,815,592
Net assets at end of period	$388,423	$298,045
Average net assets (7)	$365,673	$264,711
Ratios to average net assets:
Total expenses (3) (5)	9.1%	12.4%
Net investment income (3) (6)	9.2%	9.1%
Total return (4)	11.9%	17.2%
Portfolio turnover ratio (3)	24.8%	19.7%
Supplemental Data:
Average debt outstanding	$213,500	$222,667
Average debt per share (1)	$9.47	$13.24

(1)	Weighted average per share data.
(2)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

(3)	Annualized.
(4)	The total return for the six months ended June 30, 2017 and 2016 equals the change in the market value of the Company’s common stock per share during the period plus dividends paid per share during the period, divided by the market value per share at the beginning of the period.
(5)	The total expenses to average net assets ratio is calculated using the total expenses caption as presented on the consolidated statements of operations, which includes incentive fee and excludes the income tax provision.
(6)	The net investment income to average net assets ratio is calculated using the net investment income caption as presented on the consolidated statements of operations, which includes incentive fee.
(7)	Average net assets is calculated as the average of the net asset balances as of each quarter end during the fiscal year and the prior year end.

Note 11. Subsequent Events

On July 13, 2017, the Company exited its equity investment in EBL, LLC. The Company sold its equity for a realized gain of approximately $2,236. Concurrently, the Company invested $10,000 in subordinated notes and a new common equity investment in EBL, LLC, a lifestyle retailer of urban-inspired footwear, apparel and accessories.

On July 14, 2017, the Company exited its debt investment in Anatrace Products, LLC. The Company received payment in full on its subordinated note, including a prepayment penalty.

On July 18, 2017, the Company invested $10,194 in senior secured loans of Tile Redi, LLC, a leading manufacturer and marketer of bathroom products for use in tiled showers. The company serves both “do-it-yourselfers” and commercial end users throughout the US, primarily selling into the home remodeling and renovation end markets.

On July 21, 2017, the Company invested $12,750 in subordinated notes and common equity of Marco Group International OpCo, LLC, a manufacturer and distributor of surface preparation equipment, parts and supplies to industrial contractors primarily in the downstream energy, infrastructure and industrial markets.

On July 28, 2017, the Company invested $7,750 in subordinated notes, preferred equity and common equity of ControlScan, Inc., a leading provider of payments security, managed firewall and managed network solutions and one of the nation’s foremost PCI compliance companies.

On July 31, 2017, the Board declared a regular quarterly dividend of $0.39 per share payable on September 22, 2017 to stockholders of record as of September 8, 2017.

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

Fund I received its SBIC license on October 22, 2007 and Fund II received its SBIC license on May 28, 2013. We plan to continue to operate the Funds as SBICs, subject to SBA approval, and to utilize the proceeds of the sale of SBA-guaranteed debentures to enhance returns to our stockholders. We have also made, and continue to make, investments directly through FIC. We believe that utilizing FIC and the Funds as investment vehicles provides us with access to a broader array of investment opportunities. Based on the current capitalization of the Funds, we have approximately $58.0 million of remaining borrowing capacity under the SBIC Debenture Program and intend to fully utilize such capacity over the ensuing 12-18 months.

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

Portfolio Composition, Investment Activity and Yield

During the six months ended June 30, 2017, we invested $87.1 million in debt and equity investments, including five new portfolio companies. These investments consisted of subordinated notes ($79.0 million, or 90.8%), senior secured loans ($2.2 million, or 2.5%), equity securities ($5.0 million, or 5.7%) and warrant securities ($0.9 million, or 1.0%). During the six months ended June 30, 2017 we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $66.7 million.

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

As of June 30, 2017, the fair value of our investment portfolio totaled $553.3 million and consisted of 55 active portfolio companies and five portfolio companies that have sold their underlying operations. As of June 30, 2017, two debt investments bore interest at a variable rate, which represented $15.8 million of our portfolio on a fair value basis, and the remainder of our debt portfolio was comprised of fixed rate investments. Overall, the portfolio had net unrealized appreciation of $22.0 million as of June 30, 2017. As of June 30, 2017, our average active portfolio company investment at amortized cost was $9.7 million, which excludes investments in the five portfolio companies that have sold their underlying operations.

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

The weighted average yield on debt investments as of June 30, 2017 and December 31, 2016 was 13.0% and 13.1%, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of June 30, 2017 and December 31, 2016, respectively, including the accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any.

The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments (dollars in thousands):

	Fair Value				Cost
	June 30, 2017		December 31, 2016		June 30, 2017		December 31, 2016
Subordinated notes	$387,806	70.1%	$363,646	69.4%	$389,454	73.3%	$364,543	72.9%
Senior secured loans	76,045	13.7	79,758	15.2	82,724	15.6	83,426	16.7
Equity	75,823	13.7	70,849	13.5	50,972	9.6	45,207	9.0
Warrants	13,586	2.5	10,201	1.9	8,009	1.5	7,153	1.4
Royalty rights	—	—	—	—	185	—	185	—

Total	$553,260	100.0%	$524,454	100.0%	$531,344	100.0%	$500,514	100.0%

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in thousands). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	June 30, 2017		December 31, 2016		June 30, 2017		December 31, 2016
Midwest	$186,915	33.8%	$166,412	31.6%	$176,787	33.2%	$153,456	30.7%
Southeast	119,355	21.6	122,633	23.4	126,283	23.8	130,107	26.0
Northeast	105,735	19.1	98,470	18.8	100,801	19.0	94,481	18.9
West	71,561	12.9	73,703	14.1	56,673	10.7	63,717	12.7
Southwest	69,694	12.6	63,236	12.1	70,800	13.3	58,753	11.7

Total	$553,260	100.0%	$524,454	100.0%	$531,344	100.0%	$500,514	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Aerospace & Defense Manufacturing	11.6%	11.7%	10.6%	11.1%
Healthcare Products	10.0	11.1	8.9	9.3
Healthcare Services	8.3	8.0	8.1	8.5
Transportation services	7.5	8.9	7.7	8.4
Component Manufacturing	7.3	3.5	7.6	3.7
Business Services	6.9	7.1	7.5	7.9
Information Technology Services	6.1	4.5	6.4	4.8
Specialty Distribution	5.9	5.0	5.9	5.0
Building Products Manufacturing	5.2	5.7	5.4	5.6
Vending Equipment Manufacturing	4.6	3.7	4.8	3.9
Packaging	3.2	3.3	3.3	3.5
Oil & Gas Services	3.1	2.8	2.8	2.9
Utility Equipment Manufacturing	2.8	3.5	3.0	3.7
Capital Equipment Manufacturing	2.7	2.9	2.8	3.0
Industrial Cleaning & Coatings	2.4	2.4	2.5	2.7
Promotional Products	2.2	2.4	2.3	2.4
Printing Services	2.0	2.1	2.1	2.2
Retail	1.6	1.7	1.4	1.5
Specialty Chemicals	1.5	1.6	1.7	1.8
Restaurants	1.2	1.5	1.9	1.9
Oil & Gas Distribution	1.1	1.1	1.1	1.2

	Fair Value		Cost
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Apparel Distribution	1.0%	1.1%	1.1%	1.2%
Laundry Services	0.7	1.4	0.7	1.3
Consumer Products	0.6	2.6	0.1	2.2
Electronic Components Supplier	0.5	0.4	0.3	0.3
Safety Products Manufacturing	0.0	0.0	0.0	0.0

Total	100.0%	100.0%	100.0%	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of June 30, 2017 and December 31, 2016:

	Fair Value				Cost
Investment Rating	June 30, 2017		December 31, 2016		June 30, 2017		December 31, 2016
	(dollars in thousands)
1	$77,439	14.0%	$91,705	17.5%	$45,525	8.6%	$58,967	11.8%
2	400,782	72.5	371,506	70.9	392,800	73.9	366,697	73.3
3	53,884	9.7	38,905	7.4	59,861	11.3	44,510	8.9
4	14,649	2.6	22,085	4.2	21,883	4.1	28,194	5.6
5	6,506	1.2	253	—	11,275	2.1	2,146	0.4

Total	$553,260	100.0%	$524,454	100.0%	$531,344	100.0%	$500,514	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of June 30, 2017 and December 31, 2016 was 2.0 and 2.0, respectively, on a fair value basis and 2.2 and 2.1, respectively, on a cost basis.

Non-Accrual

As of June 30, 2017, we had investments in one portfolio company on non-accrual status, which had an aggregate cost and fair value of $9.3 million and $6.2 million, respectively. As of December 31, 2016, we had no investments on non-accrual status.

For the three and six months ended June 30, 2017, we recognized unrealized depreciation on non-accrual investments of $1.1 million and $1.4 million, respectively. For the three and six months ended June 30, 2016, we recognized unrealized depreciation on non-accrual investments of $0.1 million and $5.1 million, respectively.

Discussion and Analysis of Results of Operations

Comparison of three months ended June 30, 2017 and June 30, 2016

Investment Income

For the three months ended June 30, 2017, total investment income was $17.3 million, an increase of $3.5 million, or 25.4%, over the $13.8 million of total investment income for the three months ended June 30, 2016. The increase was attributable to a $2.5 million increase in interest income resulting from higher average debt investment balances outstanding during the three months ended June 30, 2017 as compared to the same period in 2016, a $1.1 million increase in fee income resulting from increased prepayments and amendments and related fees during the three months ended June 30, 2017 as compared to the same period in 2016, and partially offset by a $(0.1) million decrease in dividend income due to decreased levels of distributions received from equity investments during the three months ended June 30, 2017 as compared to the same period in 2016.

Expenses

For the three months ended June 30 2017, total expenses, including income tax provision, were $8.3 million, a decrease of $(0.6) million or 6.7%, from the $8.9 million of total expenses, including income tax provision, for the three months ended June 30, 2016. Interest and financing expenses for the three months ended June 30, 2017 were $2.4 million, a decrease of $(0.3) million, or 11.1%, from the $2.7 million of interest and financing expenses for the same period in 2016. The base management fee increased $0.4 million, or 20.0%, to $2.4 million for the three months ended June 30, 2017 due to higher average total assets during the three months ended June 30, 2017 as compared to the same period in 2016. The incentive fee for the three months ended June 30, 2017 was $2.5 million, a $(0.7) million, or 21.9%, decrease from the $3.2 million incentive fee for the three months ended June 30, 2016, which is comprised of an increase in the income incentive fee of $0.7 million and a decrease in the capital gains incentive fee of $(1.4) million during the three months ended June 30, 2017, as compared to the same period in 2016. The administrative service fee, professional fees and other general and administrative expenses totaled $1.0 million for both the three months ended June 30, 2017 and 2016.

Net Investment Income

Net investment income for the three months ended June 30, 2017 was $9.0 million, an increase of $4.1 million, or 83.7%, compared to net investment income of $4.9 million during the three months ended June 30, 2016, as a result of the $3.5 million increase in total investment income coupled with a $0.6 million decrease in total expenses, including income tax provision.

Net Increase in Net Assets Resulting From Operations

For the three months ended June 30, 2017, the total net realized (loss) on investments was $(0.4) million. Significant realized gains and (losses) for the three months ended June 30, 2017 are summarized below:

Portfolio Company	Realization Event	Net Realized Gain (Loss) (in millions)
Anatrace Products, LLC	Sale of portfolio company	$0.9
Carlson Systems Holdings, Inc.	Escrow distribution	0.1
Other		(0.1)
FTH Acquisition Corp. VII	Exit of portfolio company	(1.3)

Total		$(0.4)

For the three months ended June 30, 2016, the total net realized gain on investments was $0.6 million. Significant realized gains for the three months ended June 30, 2016 are summarized below:

Portfolio Company	Realization Event	Net Realized Gain (Loss) (in millions)
Safety Products Group, LLC	Distribution related to sale of operations	$0.5
Other		0.1

Total		$0.6

During the three months ended June 30, 2017, we recorded a net change in unrealized appreciation on investments of $1.4 million attributable to (i) the reversal of net unrealized appreciation of $(0.1) million related to the exit, sale or restructuring of investments, resulting in unrealized depreciation, (ii) net unrealized depreciation of $(1.5) million on debt investments and (iii) net unrealized appreciation of $3.0 million on equity investments. During the three months ended June 30, 2016, we recorded a net change in unrealized appreciation on investments of $7.5 million attributable to (i) net unrealized depreciation of $(0.3) million on debt investments and (ii) net unrealized appreciation of $7.8 million on equity investments.

During the three months ended June 30, 2017, we did not record any income tax provision for realized gains on investments. During the three months ended June 30, 2016, we recorded $0.2 million income tax provision for expected income taxes due from realized gains on investments.

As a result of these events, our net increase in net assets resulting from operations during the three months ended June 30, 2017 was $10.0 million, a decrease of $(2.8) million, or 21.9%, compared to a net increase in net assets resulting from operations of $12.8 million during the three months ended June 30, 2016.

Comparison of six months ended June 30, 2017 and June 30, 2016

Investment Income

For the six months ended June 30, 2017, total investment income was $33.5 million, an increase of $5.0 million, or 17.5%, over the $28.5 million of total investment income for the six months ended June 30, 2016. The increase was attributable to a $3.7 million increase in interest income resulting from higher average debt investment balances outstanding during the six months ended June 30, 2017 as compared to the same period in 2016, a $0.3 million increase in dividend income due to increased levels of distributions received from equity investments during the six months ended June 30, 2017 as compared to the same period in 2016, and a $1.0 million increase in fee income resulting from increased prepayments and amendments and related fees during the six months ended June 30, 2017 as compared to the same period in 2016.

Expenses

For the six months ended June 30 2017, total expenses, including income tax provision, were $16.7 million, an increase of $0.2 million or 1.2%, over the $16.5 million of total expenses, including income tax provision, for the six months ended June 30, 2016. Interest and financing expenses for the six months ended June 30, 2017 were $5.0 million, a decrease of $(0.3) million, or 5.7%, from the $5.3 million of interest and financing expenses for the same period in 2016. The base management fee increased $0.7 million, or 17.5%, to $4.7 million for the six months ended June 30, 2017 due to higher average total assets during the six months ended June 30, 2017 as compared to the same period in 2016. The incentive fee for the six months ended June 30, 2017 was $4.8 million, a $(0.3) million, or 5.9%, decrease from the $5.1 million incentive fee for the six months ended June 30, 2016, which is comprised of an increase in the income incentive fee of $0.9 million and a decrease in the capital gains incentive fee of $(1.2) million during the six months ended June 30, 2017, as compared to the same period in 2016. The administrative service fee, professional fees and other general and administrative expenses totaled $2.2 million and $2.1 million for the six months ended June 30, 2017 and 2016, respectively.

Net Investment Income

Net investment income for the six months ended June 30, 2017 was $16.8 million, an increase of $4.8 million, or 40.0%, compared to net investment income of $12.0 million during the six months ended June 30, 2016, as a result of the $5.0 million increase in total investment income compared to only a $0.2 million increase in total expenses, including income tax provision.

Net Increase in Net Assets Resulting From Operations

For the six months ended June 30, 2017, the total net realized gain on investments was $6.1 million. Significant realized gains and (losses) for the six months ended June 30, 2017 are summarized below:

Portfolio Company	Realization Event	Net Realized Gain (Loss) (in millions)
Worldwide Express Operations, LLC	Sale of portfolio company	$6.4
Anatrace Products, LLC	Sale of portfolio company	0.9
Carlson Systems Holdings, Inc.	Escrow distribution	0.1
FTH Acquisition Corp. VII	Exit of portfolio company	(1.3)

Total		$6.1

For the six months ended June 30, 2016, the total net realized gain on investments was $0.3 million. Significant realized gains and (losses) for the six months ended June 30, 2016 are summarized below:

Portfolio Company	Realization Event	Net Realized Gain (Loss) (in millions)
Safety Products Group, LLC	Distribution related to sale of operations	$0.5
Other		0.1
Continental Anesthesia Management, LLC	Exit of portfolio company	(0.3)

Total		$0.3

During the six months ended June 30, 2017, we recorded a net change in unrealized depreciation on investments of $(2.0) million attributable to (i) the reversal of net unrealized appreciation of $(4.6) million related to the exit, sale or restructuring of investments, resulting in unrealized depreciation, (ii) net unrealized depreciation of $(3.6) million on debt investments and (iii) net unrealized appreciation of $6.2 million on equity investments. During the six months ended June 30, 2016, we recorded a net change in unrealized appreciation on investments of $8.3 million attributable to (i) the reversal of net unrealized depreciation on investments of $0.9 million related to the exit or sale of investments, resulting in unrealized appreciation, (ii) net unrealized depreciation of $(6.2) million on debt investments and (iii) net unrealized appreciation of $13.6 million on equity investments.

During the six months ended June 30, 2017 and 2016, we recorded $1.4 million and $0.2 million, respectively, of income tax provision for realized gains on investments.

As a result of these events, our net increase in net assets resulting from operations during the six months ended June 30, 2017 was $19.5 million, a decrease of $(0.8) million, or 3.9%, compared to a net increase in net assets resulting from operations of $20.3 million during the six months ended June 30, 2016.

Liquidity and Capital Resources

As of June 30, 2017, we had $50.8 million in cash and cash equivalents and our net assets totaled $388.4 million. We believe that our current cash and cash equivalents on hand, our continued access to SBA-guaranteed debentures, our Credit Facility and our anticipated cash flows from operations will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of securities (including the ATM Program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. During the six months ended June 30, 2017, we repaid $24.8 million of SBA debentures which would have matured on March 1, 2018. Our remaining outstanding SBA debentures continue to mature in 2018 and subsequent years through 2027, which will require repayment on or before the respective maturity dates.

Cash Flows

For the six months ended June 30, 2017, we experienced a net decrease in cash and cash equivalents in the amount of $6.2 million. During that period, we used $9.7 million of cash for operating activities, which included the funding of $87.1 million of investments, which were offset by proceeds received from sales and repayments of investments of $66.7 million. During the same period, we received net proceeds from secondary offerings of shares of our common stock off of our effective shelf registration statement of $28.1 million and proceeds from the issuances of SBA debentures of $18.0 million, which were partially offset by net repayment of SBA debentures of $24.8 million, cash dividends paid to stockholders of $17.1 million and the payment of deferred financing costs of $0.7 million.

For the six months ended June 30, 2016, we experienced a net increase in cash and cash equivalents in the amount of $27.5 million. During that period, we received $12.2 million of cash from operating activities, primarily from proceeds received from sales and repayments of investments of $46.0 million, which were partially offset by the funding of $44.4 million of investments. During the same period, we received net proceeds from a secondary offering of shares of our common stock off of our effective shelf registration statement of $43.7 million and proceeds from the issuances of SBA debentures of $0.5 million, which were partially offset by net repayment of borrowings under the Credit Facility of $15.5 million and cash dividends paid to stockholders of $13.3 million.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of additional debt and equity capital.

The Funds are licensed SBICs, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $150.0 million, whichever is less. For three or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of June 30, 2017, Fund I had $125.3 million of outstanding SBA debentures and cannot issue additional SBA debentures. As of June 30, 2017, Fund II had $92.0 million of outstanding SBA debentures. Fund II has the current capacity to issue up to an additional $58.0 million of SBA debentures. Subject to SBA regulatory requirements and approval, we may access up to $74.8 million of additional SBA debentures under the SBIC Debenture Program. For more information on the SBA debentures, please see Note 6 to our consolidated financial statements.

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

We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of June 30, 2017, we were in compliance with all covenants of the Credit Facility and there were no borrowings outstanding under the Credit Facility.

As of June 30, 2017, the weighted average interest rate for all SBA debentures and borrowings outstanding under the Credit Facility was 3.7%.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors, including Independent Directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. On June 15, 2017, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 15, 2018 or the date of our 2018 Annual Meeting of Stockholders. We expect to present our stockholders a similar proposal at our 2018 Annual Meeting of Stockholders. Our stockholders specified that the cumulative number of shares sold in each offering during the one-year period ending on the earlier of June 15, 2018 or the date of our 2018 Annual Meeting of Stockholders may not exceed 25.0% of our outstanding common stock immediately prior to each such sale.

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

The Program may be suspended, extended, modified or discontinued at any time. We did not make any repurchases of common stock during the six months ended June 30, 2017 or 2016.

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of our investment advisor responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with the investment committee of our investment advisor;

•	our board of directors engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result it is not in our stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where we determine that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. Our board of directors consulted with the independent valuation firm(s) in arriving at our determination of fair value for 16 and 13 of our portfolio company investments representing 34.9% and 30.5% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended June 30, 2017 and December 31, 2016, respectively) as of June 30, 2017 and December 31, 2016, respectively;

•	the audit committee of our board of directors reviews the preliminary valuations of our investment advisor and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and

•	our board of directors discusses the valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our investment advisor, the independent valuation firm(s) and the audit committee.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. We had off-balance sheet arrangements consisting of outstanding commitments to fund various undrawn revolving loans and other credit facilities totaling $4.9 million and $6.6 million as of June 30, 2017 and December 31, 2016, respectively. Such outstanding commitments are summarized in the following table (dollars in thousands):

	June 30, 2017		December 31, 2016
Portfolio Company - Investment	Total Commitment	Unfunded Commitment	Total Commitment	Unfunded Commitment
FAR Research Inc. – Revolving Loan	$1,750	$1,614	$1,750	$1,614
Inflexxion, Inc. – Revolving Loan	500	150	500	350
inthinc Technology Solutions, Inc. – Subordinated Note	—	—	5,000	1,000
Lightning Diversion Systems, LLC – Revolving Loan	250	250	250	250
Oaktree Medical Centre, P.C. – Revolving Loan	2,500	—	2,500	—
Safety Products Group, LLC – Common Equity	2,852	2,852	2,852	2,852
SES Investors, LLC – Revolving Loan	1,500	—	1,500	500

Total	$9,352	$4,866	$14,352	$6,566

Additional detail for each of the commitments above is provided in the Company’s consolidated schedules of investments.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	In connection with the Formation Transactions, Fund I terminated its management services agreement with Fidus Capital, LLC and we entered into the Investment Advisory Agreement with Fidus Investment Advisors, LLC, as our investment advisor. The investment professionals of Fidus Investment Advisors, LLC were also the investment professionals of Fidus Capital, LLC. We entered into the Investment Advisory Agreement with Fidus Investment Advisors, LLC to manage our day-to-day operating and investing activities. We pay our investment advisor a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. See Note 5 to our consolidated financial statements.

•	Edward H. Ross, our Chairman and Chief Executive Officer, and Thomas C. Lauer, our President, are managers of Fidus Investment Advisors, LLC. In May 2015, Fidus Investment Advisors, LLC entered into a combination with Fidus Partners, LLC (the “Combination”), by which members of Fidus Investment Advisors LLC and Fidus Partners, LLC (“Partners”) contributed all of their respective membership interest in Fidus Investment Advisors LLC and Partners to a newly formed limited liability company, Fidus Group Holdings, LLC (“Holdings”). As a result, Fidus Investment Advisors LLC is a wholly-owned subsidiary of Holdings, which is a newly formed limited liability company organized under the laws of Delaware.

•	We entered into the Administration Agreement with Fidus Investment Advisors, LLC to provide us with the office facilities and administrative services necessary to conduct day-to-day operations. See Note 5 to our consolidated financial statements.

•	We entered into a license agreement with Fidus Partners, LLC, pursuant to which Fidus Partners, LLC has granted us a non-exclusive, royalty-free license to use the name “Fidus.”

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

Recent Developments

On July 13, 2017, we exited our equity investment in EBL, LLC. We sold our equity for a realized gain of approximately $2.2 million. Concurrently, we invested $10.0 million in subordinated notes and a new common equity investment in EBL, LLC, a lifestyle retailer of urban-inspired footwear, apparel and accessories.

On July 14, 2017, we exited our debt investment in Anatrace Products, LLC. We received payment in full on our subordinated note, including a prepayment penalty.

On July 18, 2017, we invested $10.2 million in senior secured loans of Tile Redi, LLC, a leading manufacturer and marketer of bathroom products for use in tiled showers. The company serves both “do-it-yourselfers” and commercial end users throughout the US, primarily selling into the home remodeling and renovation end markets.

On July 21, 2017, we invested $12.8 million in subordinated notes and common equity of Marco Group International OpCo, LLC, a manufacturer and distributor of surface preparation equipment, parts and supplies to industrial contractors primarily in the downstream energy, infrastructure and industrial markets.

On July 28, 2017, we invested $7.8 million in subordinated notes, preferred equity and common equity of ControlScan, Inc., a leading provider of payments security, managed firewall and managed network solutions and one of the nation’s foremost PCI compliance companies.

On July 31, 2017, the Board declared a regular quarterly dividend of $0.39 per share payable on September 22, 2017 to stockholders of record as of September 8, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. As of June 30, 2017 and December 31, 2016, two and one debt investments, respectively, bore interest at a variable rate, which represented $15.8 million and $8.2 million of our portfolio on a fair value basis, respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Assuming that the consolidated statements of assets and liabilities as of June 30, 2017 and December 31, 2016 were to remain constant, a hypothetical 100 basis point change in interest rates would not have a material effect on our level of interest income from debt investments. Our pooled SBA debentures bear interest at fixed rates. Our Credit Facility bears interest, subject to our election, on a per annum basis equal to (i) the alternate base rate plus 2.5% or (ii) the applicable LIBOR, which varies depending on the period of the borrowing under the Credit Facility, plus 3.5%. The alternate base rate is equal to the greater of (i) prime rate, (ii) the federal funds rate plus 0.5% or (iii) the three-month LIBOR plus 1.0%.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have an open market stock repurchase program (the “Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On November 1, 2016, the Board extended the Program through December 31, 2017, or until the approved dollar amount has been used to repurchase shares. The Program does not require us to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Program. The Program may be suspended, extended, modified or discontinued at any time. We did not make any repurchases of common stock during the three or six months ended June 30, 2017 or 2016.

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

FIDUS INVESTMENT CORPORATION

Date: August 3, 2017	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2017	/s/ SHELBY E. SHERARD
Shelby E. Sherard
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.