Form 10-Q
period 2017-09-30
FIDUS INVESTMENT Corp
filed 2017-11-02
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 30, 2017, the Registrant had outstanding 24,492,880 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	September 30, 2017 (unaudited)	December 31, 2016
ASSETS
Investments, at fair value
Affiliate investments (cost: $111,953 and $113,995, respectively)	$135,515	$132,013
Non-control/non-affiliate investments (cost: $430,149 and $386,519 respectively)	425,394	392,441

Total investments, at fair value (cost: $542,102 and $500,514, respectively)	560,909	524,454
Cash and cash equivalents	46,868	57,083
Interest receivable	5,949	4,407
Prepaid expenses and other assets	1,127	798

Total assets	$614,853	$586,742

LIABILITIES
SBA debentures, net of deferred financing costs (Note 6)	$211,823	$219,901
Borrowings under Credit Facility, net of deferred financing costs (Note 6)	(246)	(462)
Accrued interest and fees payable	583	3,122
Management and incentive fees payable – due to affiliate	10,454	8,830
Administration fee payable and other – due to affiliate	472	570
Taxes payable	365	555
Accounts payable and other liabilities	234	441

Total liabilities	223,685	232,957

Commitments and contingencies (Note 7)

NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 24,492,880 and 22,446,076, shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	24	22
Additional paid-in capital	372,998	340,101
Undistributed net investment income	8,556	9,626
Accumulated net realized (loss) on investments, net of taxes and distributions	(9,221)	(19,908)
Accumulated net unrealized appreciation on investments	18,811	23,944

Total net assets	391,168	353,785

Total liabilities and net assets	$614,853	$586,742

Net asset value per common share	$15.97	$15.76

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

(in thousands, except shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income:
Interest income
Affiliate investments	$2,506	$2,281	$7,219	$7,506
Non-control/non-affiliate investments	11,981	8,646	33,935	27,562

Total interest income	14,487	10,927	41,154	35,068
Payment-in-kind interest income
Affiliate investments	520	195	1,390	577
Non-control/non-affiliate investments	1,347	1,084	3,792	2,805

Total payment-in-kind interest income	1,867	1,279	5,182	3,382
Dividend income
Affiliate investments	325	201	871	857
Non-control/non-affiliate investments	108	728	835	1,063

Total dividend income	433	929	1,706	1,920
Fee income
Affiliate investments	79	266	226	279
Non-control/non-affiliate investments	1,139	987	3,169	2,199

Total fee income	1,218	1,253	3,395	2,478
Interest on idle funds and other income	43	43	110	106

Total investment income	18,048	14,431	51,547	42,954

Expenses:
Interest and financing expenses	2,491	2,648	7,476	7,902
Base management fee	2,486	2,055	7,202	6,043
Incentive fee	3,008	2,142	7,870	7,212
Administrative service expenses	318	356	1,009	1,044
Professional fees	294	226	1,004	961
Other general and administrative expenses	258	246	967	963

Total expenses	8,855	7,673	25,528	24,125

Net investment income before income taxes	9,193	6,758	26,019	18,829
Income tax provision	4	23	29	69

Net investment income	9,189	6,735	25,990	18,760

Net realized and unrealized gains (losses) on investments:
Net realized gains (losses) on control investments	—	(12,041)	—	(12,041)
Net realized gains (losses) on affiliate investments	(47)	—	(21)	458
Net realized gains (losses) gains on non-control/ non-affiliate investments	6,299	6,083	12,370	5,885
Net change in unrealized appreciation (depreciation) on control investments	—	12,041	—	11,423
Net change in unrealized appreciation (depreciation) on affiliate investments	4,794	2,017	5,544	8,180
Net change in unrealized appreciation (depreciation) on non-control/non-affiliate investments	(7,903)	(6,241)	(10,677)	(3,533)
Income tax provision from realized gains on investments	(277)	—	(1,662)	(205)

Net gain on investments	2,866	1,859	5,554	10,167

Net increase in net assets resulting from operations	$12,055	8,594	$31,544	$28,927

Per common share data:
Net investment income per share-basic and diluted	$0.38	$0.35	$1.12	$1.06

Net increase in net assets resulting from operations per share — basic and diluted	$0.49	$0.45	$1.36	$1.64

Dividends declared per share	$0.39	$0.39	$1.17	$1.17

Weighted average number of shares outstanding — basic and diluted	24,481,690	19,201,024	23,201,533	17,616,540

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except shares)

	Common Stock		Additional paid-in capital	Undistributed net investment income	Accumulated net realized (loss) on investments, net of taxes and distributions	Accumulated net unrealized (depreciation) appreciation on investments	Total net assets
	Number of shares	Par value
Balances at December 31, 2015	16,300,732	$16	$246,307	$13,887	$(6,145)	$(6,703)	$247,362
Public offerings of common stock, net of expenses (Note 8)	2,875,000	3	43,667	—	—	—	43,670
Shares issued under dividend reinvestment plan	36,693	—	569	—	—	—	569
Net increase in net assets resulting from operations	—	—	—	18,760	(7,682)	17,849	28,927
Dividends declared	—	—	—	(21,182)	—	—	(21,182)

Balances at September 30, 2016	19,212,425	$19	$290,543	$11,465	$(13,827)	$11,146	$299,346

Balances at December 31, 2016	22,446,076	$22	$340,101	$9,626	$(19,908)	$23,944	$353,785
Public offerings of common stock, net of expenses (Note 8)	2,012,500	2	32,328	—	—	—	32,330
Shares issued under dividend reinvestment plan	34,304	—	569	—	—	—	569
Net increase in net assets resulting from operations	—	—	—	25,990	10,687	(5,133)	31,544
Dividends declared	—	—	—	(27,060)	—	—	(27,060)

Balances at September 30, 2017	24,492,880	$24	$372,998	$8,556	$(9,221)	$18,811	$391,168

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$31,544	$28,927
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used for) provided by operating activities:
Net change in unrealized depreciation (appreciation) on investments	5,133	(16,070)
Net realized (gain) loss on investments	(12,349)	5,698
Interest and dividend income paid-in-kind	(5,784)	(3,503)
Accretion of original issue discount	(330)	(181)
Accretion of loan origination fees	(1,179)	(843)
Purchase of investments	(155,577)	(104,379)
Proceeds from sales and repayments of investments	132,724	91,936
Proceeds from loan origination fees	907	554
Amortization of deferred financing costs	957	824
Changes in operating assets and liabilities:
Interest receivable	(1,542)	220
Prepaid expenses and other assets	(329)	171
Accrued interest and fees payable	(2,539)	(2,109)
Management and incentive fees payable – due to affiliate	1,624	2,064
Administration fee payable and other – due to affiliate	(98)	(46)
Taxes payable	(190)	(195)
Accounts payable and other liabilities	(207)	(59)

Net cash (used for) provided by operating activities	(7,235)	3,009

Cash Flows from Financing Activities:
Proceeds from stock offering, net of expenses	32,330	43,670
Proceeds received from SBA debentures	34,000	500
Repayments of SBA debentures	(41,700)	—
Proceeds received from borrowings under Credit Facility	11,000	13,000
Repayments of borrowings under Credit Facility	(11,000)	(28,500)
Payment of deferred financing costs	(1,119)	(558)
Dividends paid to stockholders, including expenses	(26,491)	(20,613)

Net cash (used for) provided by financing activities	(2,980)	7,499

Net (decrease) increase in cash and cash equivalents	(10,215)	10,508
Cash and cash equivalents:
Beginning of period	57,083	31,657

End of period	$46,868	$42,165

Supplemental disclosure of cash flow information:
Cash payments for interest	$9,058	$9,187
Cash payments for taxes, net of tax refunds received	$1,881	$469
Non-cash financing activities:
Shares issued under dividend reinvestment plan	$569	$569

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

September 30, 2017

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent Net Assets
Affiliate Investments (l)
Apex Microtechnology, Inc.	Electronic Components Supplier
Warrant (2,293 shares) (m)					$220	$476
Common Equity (11,690 shares)					1,169	2,548

					1,389	3,024	1%

FAR Research Inc.	Specialty Chemicals
Common Equity (1,396 units)					1,396	1,069	0%

FDS Avionics Corp.
(dba Flight Display Systems)	Aerospace & Defense Manufacturing
Subordinated Note		12.25%/2.75%	4/1/2020	$5,405	5,393	4,036
Preferred Equity (191 units) (j)(g)					382	—
Common Equity (200 units) (j)					2,000	—

					7,775	4,036	1%

Fiber Materials, Inc.	Aerospace & Defense Manufacturing
Subordinated Note		12.00%/1.00%	5/30/2022	4,034	4,017	4,034
Common Equity (10 units)					1,000	1,562

					5,017	5,596	1%

Inflexxion, Inc.	Business Services
Senior Secured Loan		7.00%/12.00%	12/16/2019	4,405	4,395	2,963
Revolving Loan ($500 commitment)(j)		7.00%/12.00%	12/16/2019	271	269	181
Preferred Equity (252,046 units)					252	—
Preferred Equity (308,987 units)					309	—
Preferred Equity (1,400 units)					1,400	—

					6,625	3,144	1%

Malabar International	Aerospace & Defense Manufacturing
Subordinated Note (k)		11.25%/2.00%	11/13/2021	7,732	7,725	7,732
Preferred Equity (1,494 shares) (g)		6.00%/0.00%	5/12/2022		1,997	7,600

					9,722	15,332	4%

Medsurant Holdings, LLC	Healthcare Services
Subordinated Note		12.25%/0.00%	6/18/2021	6,267	6,229	6,267
Preferred Equity (126,662 units) (h)					1,345	2,745
Warrant (505,176 units) (h)(m)					4,516	9,932

					12,090	18,944	5%

Microbiology Research Associates, Inc.	Healthcare Services
Subordinated Note		11.00%/1.50%	3/13/2022	8,634	8,615	8,634
Common Equity (1,625,731 units) (j)					1,939	3,314

					10,554	11,948	3%
Mirage Trailers LLC	Utility Equipment Manufacturing
Senior Secured Loan (k)(f)		12.73%/1.50%	11/25/2020	5,994	5,937	5,994
Common Equity (2,500,000 shares)(g)					2,484	2,882

					8,421	8,876	2%

Pfanstiehl, Inc.	Healthcare Products
Subordinated Note		10.50%/0.00%	9/29/2021	6,208	6,192	6,208
Common Equity (8,500 units) (j)					850	11,054

					7,042	17,262	4%

Pinnergy, Ltd.	Oil & Gas Services
Subordinated Note (k)		0.00%/10.00%	1/24/2020	9,068	9,054	9,068
Common Equity -Class A-2 (42,500 units) (k)					3,000	7,371
Common Equity -Class B (1,000 units) (k)					3,000	3,000

					15,054	19,439	5%

Rhino Assembly Company, LLC	Specialty Distribution
Subordinated Note		12.00%/1.00%	2/11/2023	3,505	3,488	3,488
Delayed Draw Commitment ($1,500 commitment) (i)(j)		12.00%/1.00%	5/17/2022	—	—	—
Preferred Equity (7,500 units) (j)(s)					750	750

					4,238	4,238	1%

Safety Products Group, LLC (n)	Safety Products Manufacturing
Preferred Equity (749 units) (h)(j)					—	9
Common Equity (676 units) ($2,852 commitment) (h)(j)					—	—

					—	9	0%

SES Investors, LLC
(dba SES Foam)	Building Products Manufacturing
Senior Secured Loan		13.00%/0.00%	12/29/2020	5,595	5,553	4,365
Common Equity (6,000 units) (h)(j)					600	—

					6,153	4,365	1%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2017

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent Net Assets
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Subordinated Note		12.00%/3.25%	5/12/2021	$7,322	$7,299	$7,322
Common Equity (1,000,000 units)					1,000	542

					8,299	7,864	2%

Trantech Radiator Products, Inc.	Utility Equipment Manufacturing
Subordinated Note (j)		12.00%/2.25%	5/31/2018	6,994	6,991	6,994
Common Equity (6,875 shares) (j)					688	174

					7,679	7,168	2%

World Wide Packaging, LLC	Consumer Products
Common Equity (1,517,573 units) (h)(j)					499	3,201	1%

Total Affiliate Investments					111,953	135,515	34%

Non-control/Non-affiliate Investments

Accent Food Services, LLC	Vending Equipment Manufacturing
Subordinated Note (k)		10.00%/3.00%	5/30/2022	28,766	28,621	28,766
Common Equity (7,885 units) (h)(j)					800	730

					29,421	29,496	8%

ACFP Management, Inc. (n)	Restaurants
Common Equity (1,000,000 units) (j)					—	—	0%

Allied 100 Group, Inc.	Healthcare Products
Subordinated Note (k)		11.50%/0.00%	5/26/2020	13,000	12,968	13,000
Common Equity (1,250,000 units) (j)					1,250	1,340

					14,218	14,340	4%

Brook & Whittle Limited	Printing Services
Subordinated Note		12.00%/4.80%	2/28/2018	8,324	8,324	8,520
Subordinated Note		12.00%/2.00%	2/28/2018	2,378	2,378	2,378
Warrant (1,051 shares) (m)					285	1,029
Common Equity - Series A (148 shares)					110	145
Common Equity - Series D (527 shares)					53	155

					11,150	12,227	3%

Caldwell & Gregory, LLC	Laundry Services
Subordinated Note		0.00%/12.00%	5/31/2022	2,947	2,947	2,947
Common Equity (500,000 units) (h)					500	628
Warrant (242,121 units) (h)(m)					242	303

					3,689	3,878	1%

Cardboard Box LLC (dba Anthony’s Coal Fired Pizza)	Restaurants
Common Equity (521,021 units) (j)					521	170	0%

Carlson Systems Holdings, Inc. (n)	Specialty Distribution
Common Equity (15,000 units) (j)					—	1	0%

Cavallo Bus Lines Holdings, LLC	Transportation services
Subordinated Note		12.75%/0.00%	4/26/2021	7,395	7,367	7,021	2%

Comprehensive Logistics Co., Inc.	Business Services
Subordinated Note (k)		11.50%/4.50%	11/22/2021	15,595	15,533	15,595	4%

ControlScan, Inc.	Information Technology Services
Subordinated Note (j)		11.00%/0.00%	1/28/2023	6,750	6,717	6,717
Common Equity (3,704 shares) (j)					4	4
Preferred Equity (100 shares) (j)					996	996

					7,717	7,717	2%

EBL, LLC (EbLens)	Retail
Subordinated Note (j)		12.00%/1.00%	1/13/2023	9,271	9,182	9,182
Common Equity (75,000 units) (j)					750	750

					9,932	9,932	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2017

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent Net Assets
Hilco Plastics Holdings, LLC (dba Hilco Technologies)	Component Manufacturing
Subordinated Note		11.50%/1.00%	7/15/2022	$8,083	$8,050	$8,083
Common Equity (72,507 units) (h)(j)					500	469

					8,550	8,552	2%

Hub Acquisition Sub, LLC (dba Hub Pen)
Subordinated Note (k)		12.25%/0.00%	9/23/2021	15,000	14,941	15,000
Common Equity (7,500 units)					332	775

					15,273	15,775	4%

Ice House America, LLC	Vending Equipment Manufacturing
Subordinated Note (j)		12.00%/3.00%	1/1/2020	4,334	4,223	4,334
Warrant (1,957,895 units) (h)(j)(m)					216	209

					4,439	4,543	1%

inthinc Technology Solutions, Inc. (n)	Information Technology Services
Royalty Rights			4/24/2020		185	—	0%

IOS Acquisitions, Inc. (n)	Oil & Gas Services
Common Equity (2,152 units) (j)					103	17	0%

Jacob Ash Holdings, Inc.	Apparel Distribution
Subordinated Note (k)		13.00%/4.00%	6/30/2018	4,000	3,998	4,000
Subordinated Note		13.00%/0.00%	6/30/2018	510	507	510
Preferred Equity (66,138 shares) (g)		0.00%/15.00%	6/30/2018		1,192	1,152
Warrant (63,492 shares) (m)					67	—

					5,764	5,662	1%

K2 Industrial Services, Inc.	Industrial Cleaning & Coatings
Tranche A Loan		11.75%/2.50%	4/25/2022	10,239	10,203	10,239
Tranche B Loan		11.75%/7.25%	4/25/2022	2,140	2,134	2,141
Common Equity (1,673 shares)					1,268	595

					13,605	12,975	3%

LNG Indy, LLC (dba Kinetrex Energy)	Oil & Gas Distribution
Subordinated Note (k)		11.50%/0.00%	9/28/2021	5,000	4,979	5,000
Common Equity (1,000 units)					1,000	1,041

					5,979	6,041	2%

Marco Group International OpCo, LLC	Industrial Cleaning & Coatings
Subordinated Note		10.50%/0.75%	1/21/2023	12,018	11,960	11,960
Common Equity (3,704 shares) (h)(j)					750	750

					12,710	12,710	3%

Midwest Transit Equipment, Inc.	Transportation services
Subordinated Note (j)		11.00%/2.00%	6/23/2022	12,067	11,308	11,308
Warrant (14,384 shares) (j)(m)					361	361
Warrant (9.59% of Junior Subordinated Notes) (j)(q)					381	381

					12,050	12,050	3%

New Era Technology, Inc.	Information Technology Services
Subordinated Note (j)		11.00%/1.50%	9/3/2022	11,602	11,551	11,602
Common Equity (197,369 shares) (j)					750	928

					12,301	12,530	3%

NGT Acquisition Holdings, LLC
(dba Techniks Industries)	Component Manufacturing
Subordinated Note		12.00%/0.00%	3/21/2022	11,000	10,949	10,949
Common Equity (378 units) (j)					500	500

					11,449	11,449	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2017

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent Net Assets
Oaktree Medical Centre, P.C. (dba Pain Management Associates)	Healthcare Services
Senior Secured Loan (j)		11.50%/0.00%	1/1/2018	$571	$640	$631
Senior Secured Loan (j)		7.00%/12.00%	1/1/2018	6,646	7,167	5,177
Revolving Loan ($2,500 commitment) (j)		11.50%/0.00%	1/1/2018	2,500	2,759	2,743

					10,566	8,551	2%

OMC Investors, LLC
(dba Ohio Medical Corporation)	Healthcare Products
Subordinated Note		12.00%/0.00%	7/15/2021	10,000	9,931	8,453
Common Equity (5,000 shares)					500	216

					10,431	8,669	2%

Palmetto Moon, LLC	Retail
Senior Secured Loan		11.50%/0.00%	10/31/2021	6,205	6,173	6,205
Common Equity (499 units) (j)					499	250

					6,672	6,455	2%

Plymouth Rock Energy, LLC	Business Services
Senior Secured Loan (k)		11.00%/0.00%	6/30/2019	5,745	5,745	5,745	1%

Pugh Lubricants, LLC	Specialty Distribution
Subordinated Note (k)		12.25%/0.00%	5/10/2022	18,581	18,500	18,581
Common Equity (6,285 units) (h)(j)					612	857

					19,112	19,438	5%

Restaurant Finance Co, LLC	Restaurants
Senior Secured Loan (k)(p)		15.00%/4.00%	7/31/2020	9,342	9,314	4,240	1%

Revenue Management Solutions, LLC	Information Technology Services
Subordinated Note (k)		11.50%/1.00%	7/4/2022	8,815	8,740	8,815
Subordinated Note (j)		7.00%/6.50%	7/4/2022	803	793	803
Common Equity (2,250,000 units)					2,250	2,407

					11,783	12,025	3%

Rohrer Corporation	Packaging
Common Equity (389 shares)					750	869	0%

Simplex Manufacturing Co.	Aerospace & Defense Manufacturing
Subordinated Note		14.00%/0.00%	11/1/2017	4,050	4,050	4,050
Warrant (29 shares) (m)					1,155	3,445

					5,205	7,495	2%

Six Month Smiles Holdings, Inc.	Healthcare Products
Subordinated Note (j)		6.00%/8.50%	7/31/2020	9,355	9,337	7,412	2%

Software Technology, LLC	Information Technology Services
Subordinated Note (k)		11.00%/0.00%	6/23/2023	8,750	8,711	8,750
Common Equity (11 units)					1,125	1,155

					9,836	9,905	3%

The Wolf Organization, LLC	Building Products Manufacturing
Common Equity (175 shares)					1,445	3,568	1%

Thermoforming Technology Group LLC	Capital Equipment Manufacturing
Subordinated Note		12.50%/0.00%	9/14/2021	14,700	14,647	14,700
Common Equity (3,500 units) (h)(j)					350	483

					14,997	15,183	4%

Tile Redi, LLC	Building Products Manufacturing
Senior Secured Loan (j)(r)		11.30%/0.00%	6/16/2022	10,194	10,096	10,096	3%

Toledo Molding & Die, Inc.	Component Manufacturing
Subordinated Note (j)		10.50%/0.00%	12/18/2018	10,000	9,954	10,000	3%

TransGo, LLC	Component Manufacturing
Subordinated Note		13.25%/0.00%	8/28/2022	9,500	9,458	9,500
Common Equity (1,000 units)					1,000	793

					10,458	10,293	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2017

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent Net Assets
United Biologics, LLC	Healthcare Services
Subordinated Note		12.00%/2.00%	4/30/2018	$8,831	$8,814	$8,831
Preferred Equity (98,377 units) (h)(j)					1,069	430
Warrant (57,469 units) (m)					566	120

					10,449	9,381	2%

US GreenFiber, LLC	Building Products Manufacturing
Subordinated Note (k)		12.00%/2.00%	3/1/2019	14,074	14,055	13,660
Common Equity (2,522 units) (h)(j)					586	109

					14,641	13,769	3%

US Pack Logistics LLC	Transportation services
Subordinated Note (k)		12.00%/1.75%	3/28/2023	7,250	7,222	7,250
Common Equity (5,833 units) (h)(j)					583	806
Common Equity (9,458 units) (h)(j)					946	946

					8,751	9,002	2%

Vanguard Dealer Services, L.L.C.	Business Services
Subordinated Note		12.25%/0.00%	1/30/2021	11,450	11,413	11,450
Common Equity (6,000 shares)					600	956

					12,013	12,406	3%

Virginia Tile Company, LLC	Specialty Distribution
Subordinated Note (k)		12.25%/0.00%	4/7/2022	12,000	11,969	12,000
Common Equity (17 units)					342	1,510

					12,311	13,510	3%

Viverae, Inc.	Healthcare Services
Subordinated Note		12.00%/1.25%	2/23/2021	10,014	9,965	9,965
Preferred Equity (309,142 shares)					500	500

					10,465	10,465	3%

Worldwide Express Operations, LLC	Transportation services
Subordinated Note (j)(o)		10.20%/0.00%	2/3/2025	10,000	9,862	10,000
Common Equity (4,000 units) (h)(j)					4,000	4,236

					13,862	14,236	4%

Total Non-control/Non-affiliate Investments					430,149	425,394	109%

Total Investments					$542,102	$560,909	143%

(a)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(b)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(c)	All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.
(d)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of September 30, 2017. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
(e)	The Company’s investment portfolio is comprised entirely of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available. Therefore, the Company values all of its portfolio investments at fair value, as determined in good faith by the board of directors, using significant unobservable Level 3 inputs.
(f)	The investment bears cash interest at a variable rate that is determined by reference to one-month LIBOR, which is reset monthly. The cash interest rate is set as one-month LIBOR + 11.50% and is subject to a 12.50% interest rate floor. The Company has provided the interest rate in effect as of September 30, 2017.
(g)	Income producing. Maturity date, if any, represents mandatory redemption date.
(h)	Investment is held by a wholly-owned subsidiary of the Company, other than the Funds.
(i)	The entire commitment was unfunded at September 30, 2017. The Company is earning 0.50% interest on the unfunded balance of the commitment.
(j)	Investment pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2017

(In thousands, except shares)

(k)	The portion of the investment not held by the Funds is pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(l)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company. Transactions in which the issuer was an Affiliated Person are detailed in Note 3 to the consolidated financial statements.
(m)	Warrants entitle the Company to purchase a predetermined number of shares or units of common equity, and are non-income producing. The purchase price and number of shares are subject to adjustment under certain conditions until the expiration date, if any.
(n)	Investment in portfolio company that has sold its operations and is in the process of winding down.
(o)	The investment bears interest at a variable rate that is determined by reference to three-month LIBOR, which is reset quarterly. The interest rate is set as three-month LIBOR + 8.75% and is subject to a 1.00% LIBOR interest rate floor. The Company has provided the interest rate in effect as of September 30, 2017.
(p)	Investment was on non-accrual status as of September 30, 2017, meaning the Company has ceased recognizing interest income on the investment.
(q)	Warrant entitles the Company to purchase 9.59% of the outstanding principal of Junior Subordinated Notes prior to exercise, and is non-income producing.
(r)	The investment bears interest at a variable rate that is determined by reference to three-month LIBOR, which is reset quarterly. The interest rate is set as three-month LIBOR + 10.00% and is subject to a 1.00% LIBOR interest rate floor. The Company has provided the interest rate in effect as of September 30, 2017.
(s)	A portion of the investment is held by a wholly-owned subsidiary of the Company, other than the Funds.

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2016

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
Affiliate Investments (l)
Apex Microtechnology, Inc.	Electronic Components Supplier
Warrant (2,293 shares) (m)					$220	$345
Common Equity (11,690 shares)					1,168	1,876

					1,388	2,221	1%

FAR Research Inc.	Specialty Chemicals
Senior Secured Loan (k)		11.75%/1.00%	3/31/2019	$7,271	7,256	7,271
Revolving Loan ($1,750 commitment) (j)		11.75%/1.00%	3/31/2019	138	134	138
Common Equity (1,396 units)					1,395	1,012

					8,785	8,421	2%

Fiber Materials, Inc.	Aerospace & Defense Manufacturing
Subordinated Note		12.00%/1.00%	5/30/2022	4,003	3,984	3,984
Common Equity (10 units)					1,000	1,000

					4,984	4,984	1%

Inflexxion, Inc.	Business Services
Senior Secured Loan		7.00%/6.00%	12/16/2019	4,196	4,182	3,579
Revolving Loan ($500 commitment) (j)		7.00%/6.00%	12/16/2019	159	156	136
Preferred Equity (252,046 units)					252	114
Preferred Equity (308,987 units)					309	139
Preferred Equity (1,400 units)					1,400	—

					6,299	3,968	1%

Malabar International	Aerospace & Defense Manufacturing
Subordinated Note (k)		11.25%/2.00%	11/13/2021	7,617	7,607	7,617
Preferred Equity (1,494 shares) (g)		6.00%/0.00%	5/12/2022		1,997	5,367

					9,604	12,984	4%

Medsurant Holdings, LLC	Healthcare Services
Subordinated Note		12.25%/0.00%	6/18/2021	6,267	6,221	6,267
Preferred Equity (126,662 units) (h)					1,346	1,505
Warrant (505,176 units) (h)(m)					4,516	5,199

					12,083	12,971	4%

Microbiology Research Associates, Inc.	Healthcare Services
Subordinated Note		11.00%/1.50%	3/13/2022	8,538	8,516	8,538
Common Equity (1,625,731 units) (j)					1,939	2,593

					10,455	11,131	3%

Mirage Trailers LLC	Utility Equipment Manufacturing
Senior Secured Loan (k)(f)		12.50%/0.00%	11/25/2020	8,208	8,138	8,208
Common Equity (2,500,000 shares)					2,480	2,721

					10,618	10,929	3%

Pfanstiehl, Inc.	Healthcare Products
Subordinated Note		10.50%/0.00%	9/29/2021	6,208	6,189	6,208
Common Equity (8,500 units) (j)					850	13,750

					7,039	19,958	6%

Pinnergy, Ltd.	Oil & Gas Services
Subordinated Note (k)		0.00%/10.00%	1/24/2020	8,414	8,394	8,414
Common Equity-Class A-2 (42,500 units) (k)					3,000	3,000
Common Equity-Class B (1,000 units) (k)					3,000	3,000

					14,394	14,414	4%

Safety Products Group, LLC (n)	Safety Products Manufacturing
Preferred Equity (749 units) (h)(j)					—	22
Common Equity (676 units) ($2,852 commitment) (h)(j)					—	—

					—	22	0%

SES Investors, LLC (dba SES Foam)	Building Products Manufacturing
Senior Secured Loan		11.00%/0.00%	3/8/2022	10,474	10,424	10,424
Revolving Loan ($1,500 commitment)(j)		6.00%/0.00%	3/8/2022	1,000	993	993
Common Equity (6,000 units) (h)(j)					600	600

					12,017	12,017	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (continued)

December 31, 2016

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Subordinated Note		12.00%/2.25%	5/12/2021	$7,181	$7,154	$7,181
Common Equity (1,000,000 units)					1,000	678

					8,154	7,859	2%

Trantech Radiator Products, Inc.	Utility Equipment Manufacturing
Subordinated Note (j)		12.00%/2.25%	5/31/2018	6,994	6,988	6,994
Common Equity (6,875 shares) (j)					688	242

					7,676	7,236	2%

World Wide Packaging, LLC	Consumer Products
Common Equity (1,517,573 units) (h)(j)					499	2,898	1%

Total Affiliate Investments					113,995	132,013	37%

Non-control/Non-affiliate Investments

Accent Food Services, LLC	Vending Equipment Manufacturing
Subordinated Note		10.00%/1.25%	5/30/2022	14,516	14,436	14,436
Common Equity (7,500 units) (h)(j)					750	750

					15,186	15,186	4%

ACFP Management, Inc. (n)	Restaurants
Common Equity (1,000,000 units) (j)					—	—	0%

Allied 100 Group, Inc.	Healthcare Products
Subordinated Note (k)		11.50%/0.00%	5/26/2020	13,000	12,960	13,000
Common Equity (1,250,000 units) (j)					1,250	1,201

					14,210	14,201	4%

Anatrace Products, LLC	Healthcare Products
Subordinated Note		13.00%/1.25%	6/23/2021	6,500	6,483	6,500
Common Equity (360,000 shares) (j)					—	259

					6,483	6,759	2%

Brook & Whittle Limited	Printing Services
Subordinated Note		12.00%/4.80%	6/30/2017	8,031	8,031	8,198
Subordinated Note		12.00%/2.00%	6/30/2017	2,342	2,342	2,342
Warrant (1,051 shares) (m)					285	263
Common Equity-Series A (148 shares)					110	37
Common Equity-Series D (527 shares)					52	125

					10,820	10,965	3%

Caldwell & Gregory, LLC	Laundry Services
Subordinated Note		11.50%/1.00%	11/30/2018	1,555	1,545	1,555
Subordinated Note		0.00%/12.00%	5/31/2019	4,583	4,460	4,583
Common Equity (500,000 units) (h)					500	650
Warrant (242,121 units) (h)(m)					242	315

					6,747	7,103	2%

Cardboard Box LLC
(dba Anthony’s Coal Fired Pizza)	Restaurants
Common Equity (521,021 units) (j)					520	240	0%

Carlson Systems Holdings, Inc. (n)	Specialty Distribution
Common Equity (15,000 units) (j)					—	73	0%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (continued)

December 31, 2016

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK		Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
Cavallo Bus Lines Holdings, LLC	Transportation services
Subordinated Note		12.00	%/3.00%	4/26/2021	$8,250	$8,218	$8,250	2%

Comprehensive Logistics Co., Inc.	Business Services
Subordinated Note (k)		11.50	%/4.50%	11/22/2021	15,075	15,001	15,001	4%

EBL, LLC (EbLens)	Retail
Common Equity (750,000 units) (h)(j)						750	2,044	1%

FDS Avionics Corp.
(dba Flight Display Systems)	Aerospace & Defense Manufacturing
Subordinated Note		12.25	%/0.00%	4/1/2020	5,200	5,184	4,237
Common Equity (200 units) (j)						2,000	312

						7,184	4,549	1%

FTH Acquisition Corp. VII	Information Technology Services
Subordinated Note		13.00	%/0.00%	3/9/2017	8,178	8,178	7,937
Preferred Equity (887,122 shares)						887	444

						9,065	8,381	2%

Grindmaster Corporation	Consumer Products
Subordinated Note		11.50	%/0.00%	10/31/2019	10,500	10,474	10,500	3%

Hilco Plastics Holdings, LLC
(dba Hilco Technologies)	Component Manufacturing
Subordinated Note		11.50	%/1.00%	7/15/2022	8,022	7,984	7,984
Common Equity (72,507 units) (h)(j)						500	500

						8,484	8,484	2%

Hub Acquisition Sub, LLC
(dba Hub Pen)	Promotional products
Subordinated Note (k)		12.25	%/0.00%	9/23/2021	11,350	11,301	11,350
Common Equity (7,500 units)						750	1,010

						12,051	12,360	3%
Ice House America, LLC	Vending Equipment Manufacturing
Subordinated Note (j)		12.00	%/3.00%	1/1/2020	4,237	4,090	4,237
Warrant (1,957,895 units) (h)(j)(m)						216	101

						4,306	4,338	1%

inthinc Technology Solutions, Inc.	Information Technology Services
Subordinate Note ($5,000 commitment)		12.50	%/0.00%	4/24/2020	4,000	3,984	4,000
Subordinated Note		0.00	%/12.50%	4/24/2020	1,178	1,039	1,141
Royalty Rights				4/24/2020		185	—

						5,208	5,141	1%

IOS Acquisitions, Inc. (n)	Oil & Gas Services
Common Equity (2,152 units) (j)						103	17	0%

Jacob Ash Holdings, Inc.	Apparel Distribution
Subordinated Note (k)		13.00	%/4.00%	6/30/2018	4,000	3,997	4,000
Subordinated Note		13.00	%/0.00%	6/30/2018	778	773	778
Preferred Equity (66,138 shares) (g)		0.00	%/15.00%	6/30/2018		1,071	1,075
Warrant (63,492 shares) (m)						67	—

						5,908	5,853	2%

K2 Industrial Services, Inc.	Industrial Cleaning & Coatings
Tranche A Loan		11.75	%/2.50%	4/25/2022	10,047	10,005	10,005
Tranche B Loan		11.75	%/7.25%	4/25/2022	2,027	2,019	2,019
Common Equity (1,673 shares)						1,268	553

						13,292	12,577	4%

Lightning Diversion Systems, LLC	Aerospace & Defense Manufacturing
Senior Secured Loan (k)		10.50	%/0.00%	9/16/2021	21,204	21,114	21,204
Revolving Loan ($250 commitment) (i)		10.50	%/0.00%	9/16/2021	—	(1)	—
Common Equity (600,000 units)						—	2,637

						21,113	23,841	7%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (continued)

December 31, 2016

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
LNG Indy, LLC (dba Kinetrex Energy)	Oil & Gas Distribution
Subordinated Note (k)		11.50%/0.00%	9/28/2021	$5,000	$4,975	$4,975
Common Equity (1,000 units)					1,000	1,000

					5,975	5,975	2%

Oaktree Medical Centre, P.C.
(dba Pain Management Associates)	Healthcare Services
Senior Secured Loan (j)		11.50%/0.00%	1/1/2018	571	614	633
Senior Secured Loan (j)		7.00%/12.00%	1/1/2018	6,078	6,405	4,663
Revolving Loan ($2,500 commitment) (j)		11.50%/0.00%	1/1/2018	2,500	2,526	2,768

					9,545	8,064	2%

OMC Investors, LLC
(dba Ohio Medical Corporation)	Healthcare Products
Subordinated Note		12.00%/0.00%	7/15/2021	10,000	9,917	9,383
Common Equity (5,000 shares)					500	358

					10,417	9,741	3%

Palmetto Moon, LLC	Retail
Senior Secured Loan		11.50%/0.00%	10/31/2021	6,402	6,364	6,364
Common Equity (499 units)					499	499

					6,863	6,863	2%

Plymouth Rock Energy, LLC	Business Services
Senior Secured Loan		11.75%/0.00%	5/14/2017	6,000	5,995	6,000	2%

Pugh Lubricants, LLC	Specialty Distribution
Subordinated Note (k)		12.25%/0.00%	5/10/2022	12,256	12,197	12,197
Common Equity (5,000 units) (h)(j)					500	500

					12,697	12,697	4%

Restaurant Finance Co, LLC	Restaurants
Senior Secured Loan (k)		12.00%/4.00%	7/31/2020	9,154	9,126	7,377	2%

Rohrer Corporation	Packaging
Subordinated Note (k)		11.00%/1.50%	1/18/2022	16,614	16,539	16,539
Common Equity (389 shares)					750	750

					17,289	17,289	5%

Simplex Manufacturing Co.	Aerospace & Defense Manufacturing
Subordinated Note (o)		14.00%/0.00%	12/9/2016	4,050	4,050	4,050
Warrant (28 shares) (m)					1,041	3,787

					5,091	7,837	2%

Six Month Smiles Holdings, Inc.	Healthcare Products
Subordinated Note (j)		6.00%/8.50%	7/31/2020	8,777	8,754	8,106	2%

Software Technology, LLC	Information Technology Services
Subordinated Note (k)		11.00%/0.00%	6/23/2023	8,750	8,706	8,706
Common Equity (11 units)					1,125	1,125

					9,831	9,831	3%

The Wolf Organization, LLC	Building Products Manufacturing
Common Equity (175 shares)					1,455	3,102	1%

Thermoforming Technology Group LLC	Capital Equipment Manufacturing
Subordinated Note		12.50%/0.00%	9/14/2021	14,700	14,637	14,700
Common Equity (3,500 units) (h)(j)					350	353

					14,987	15,053	4%

Toledo Molding & Die, Inc.	Component Manufacturing
Subordinated Note (j)		10.50%/0.00%	12/18/2018	10,000	9,926	10,000	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (continued)

December 31, 2016

(In thousands, except shares)

Industry Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK		Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
United Biologics, LLC	Healthcare Services
Subordinated Note		12.00	%/2.00%	4/30/2018	$8,698	$8,659	$8,698
Preferred Equity (98,377 units) (h)(j)						1,069	729
Warrant (57,469 units) (m)						566	191

						10,294	9,618	3%

US GreenFiber, LLC	Building Products Manufacturing
Subordinated Note (k)		12.50	%/0.00%	1/2/2019	14,000	13,968	14,000
Common Equity (1,667 units) (h)(j)						500	574

						14,468	14,574	4%

US Pack Logistics LLC	Transportation services
Subordinated Note (k)		12.00	%/1.75%	9/27/2020	14,027	13,923	14,027
Common Equity (5,357 units) (h)(j)						583	675

						14,506	14,702	4%

Vanguard Dealer Services, L.L.C.	Business Services
Subordinated Note		12.25	%/0.00%	1/30/2021	11,450	11,405	11,450
Common Equity (6,000 shares)						600	907

						12,005	12,357	3%

Virginia Tile Company, LLC	Specialty Distribution
Subordinated Note (k)		12.25	%/0.00%	4/7/2022	12,000	11,962	12,000
Common Equity (17 units)						342	1,220

						12,304	13,220	4%

Worldwide Express Operations, LLC	Transportation services
Subordinated Note		11.50	%/1.00%	8/1/2020	17,468	17,368	17,559
Common Equity (2,500,000 units) (h)(j)						2,500	6,613

						19,868	24,172	7%

Total Non-control/Non-affiliate Investments						386,519	392,441	111%

Total Investments						$500,514	$524,454	148%

(a)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(b)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(c)	All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.
(d)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of December 31, 2016. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
(e)	The Company’s investment portfolio is comprised entirely of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available. Therefore, the Company values all of its portfolio investments at fair value, as determined in good faith by the board of directors, using significant unobservable Level 3 inputs.
(f)	The investment bears interest at a variable rate that is determined by reference to one-month LIBOR, which is reset monthly. The interest rate is set as one-month LIBOR + 11.50% and is subject to a 12.50% interest rate floor. The Company has provided the interest rate in effect as of December 31, 2016.
(g)	Income producing. Maturity date, if any, represents mandatory redemption date.
(h)	Investment is held by a wholly-owned subsidiary of the Company, other than the Funds.
(i)	The entire commitment was unfunded at December 31, 2016. As such, no interest is being earned on this investment.
(j)	Investment pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(k)	The portion of the investment not held by the Funds is pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(l)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company. Transactions in which the issuer was an Affiliated Person are detailed in Note 3 to the consolidated financial statements.

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (continued)

December 31, 2016

(In thousands, except shares)

(m)	Warrants entitle the Company to purchase a predetermined number of shares of common stock, and are non-income producing. The purchase price and number of shares are subject to adjustment under certain conditions until the expiration date, if any.
(n)	Investment in portfolio company that has sold its operations and is in the process of winding down.
(o)	The debt investment continues to pay interest, including the default rate, while the portfolio company pursues refinancing options.

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

On June 20, 2011, FIC acquired 100% of the limited partnership interests in Fund I and 100% of the equity interests in FMCGP, in exchange for 4,056,521 shares of common stock in FIC (the “Formation Transactions”). Fund I became FIC’s wholly-owned subsidiary, retained its license to operate as a Small Business Investment Company (“SBIC”), and continues to hold investments. The IPO consisted of the sale of 5,370,500 shares of the Company’s common stock, including shares purchased by the underwriters pursuant to their exercise of the over-allotment option, at a price of $15.00 per share resulting in net proceeds of $73,626, after deducting underwriting fees and commissions and offering costs totaling $6,932.

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

The Company also typically receives loan origination or closing fees in connection with investments. Such loan origination and closing fees are capitalized as unearned income and offset against investment cost basis on the consolidated statements of assets and liabilities and accreted into interest income over the life of the investment.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

The Company has certain wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which generally holds one or more of the Company’s portfolio investments listed on the consolidated schedules of investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investment in the portfolio companies that is owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies that are taxed as partnerships for U.S. federal income tax purposes (such as entities organized as limited liability companies (“LLCs”) or other forms of pass through entities) while complying with the “source-of-income” requirements contained in the RIC tax provisions. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal corporate income tax purposes, and each Taxable Subsidiary will be subject to U.S. federal corporate income tax on its taxable income. Any such income or expense is reflected in the consolidated statements of operations.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in the income tax provision, if any. There were no material uncertain income tax positions at September 30, 2017 and December 31, 2016. The Company’s tax returns are generally subject to examination by U.S. federal and most state tax authorities for a period of three years from the date the respective returns are filed, and, accordingly, the Company’s 2014 through 2016 tax years remain subject to examination.

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

Earnings and net asset value per share: The earnings per share calculations for the three and nine months ended September 30, 2017 and 2016, are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

On October 30, 2017, the Board extended the Program through December 31, 2018, or until the approved dollar amount has been used to repurchase shares. The Program does not require the Company to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Program. The Program may be suspended, extended, modified or discontinued at any time. The Company did not make any repurchases of common stock during the three and nine months ended September 30, 2017 or 2016.

Recent accounting pronouncements: In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017. The Company completed its evaluation of the impact of this ASU and concluded that the majority of its income streams are specifically excluded from the scope of the ASU as they relate to financial instruments that are within the scope of other topics, and in general the impact of the ASU is not material to the Company’s consolidated financial position or disclosures.

In October 2016, the SEC adopted new rules and amended rules to Regulation S-X (collectively, the “Reporting Rules”) intended to modernize the reporting and disclosures of information by BDCs. The adopted amendments to Regulation S-X include an update to the disclosures for investments in and advances to affiliates, presentation changes to the statement of operations and schedule of investments, and the requirement to include a standardized schedule containing detailed information about derivative investments (among other changes). The amendments to Regulation S-X are effective for reporting periods ending after August 1, 2017. The Company adopted the Reporting Rules effective August 1, 2017. The amendments do not have a material effect on the Company’s consolidated financial position or disclosures.

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

As of September 30, 2017, the Company had active investments in 58 portfolio companies and residual investments in five portfolio companies that have sold their underlying operations. The aggregate fair value of the total portfolio was $560,909 and the weighted average effective yield on the Company’s debt investments was 13.3% as of such date. As of September 30, 2017, the Company held equity investments in 87.3% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 6.8%.

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

The weighted average yield of the Company’s debt investments is not the same as a return on investment for its stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of all of the Company’s and its subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of September 30, 2017 and December 31, 2016, including accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any.

Purchases of debt and equity investments for the nine months ended September 30, 2017 and 2016, totaled $155,577 and $104,379, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the nine months ended September 30, 2017 and 2016 totaled $132,724 and $91,936, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

	Fair Value				Cost
	September 30, 2017		December 31, 2016		September 30, 2017		December 31, 2016
Subordinated notes	$437,599	78.0%	$363,646	69.4%	$447,813	82.6%	$364,543	72.9%
Senior secured loans	27,996	5.0	79,758	15.2	31,499	5.8	83,426	16.7
Equity	79,058	14.1	70,849	13.5	54,596	10.1	45,207	9.0
Warrants	16,256	2.9	10,201	1.9	8,009	1.5	7,153	1.4
Royalty rights	—	—	—	—	185	—	185	—

Total	$560,909	100.0%	$524,454	100.0%	$542,102	100.0%	$500,514	100.0%

All investments made by the Company as of September 30, 2017 and December 31, 2016 were made in portfolio companies headquartered in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	September 30, 2017		December 31, 2016		September 30, 2017		December 31, 2016
Midwest	$163,422	29.1%	$166,412	31.6%	$154,072	28.3%	$153,456	30.7%
Southeast	132,981	23.7	122,633	23.4	141,769	26.2	130,107	26.0
Northeast	118,148	21.1	98,470	18.8	114,406	21.1	94,481	18.9
West	50,647	9.0	73,703	14.1	35,623	6.6	63,717	12.7
Southwest	95,711	17.1	63,236	12.1	96,232	17.8	58,753	11.7

Total	$560,909	100.0%	$524,454	100.0%	$542,102	100.0%	$500,514	100.0%

The following table shows portfolio composition by type and by geographic region at fair value as a percentage of net assets.

By Type			By Geographic Region
	September 30, 2017	December 31, 2016		September 30, 2017	December 31, 2016
Subordinated notes	111.7%	102.7%	Midwest	41.7%	46.9%
Senior secured loans	7.1	22.4	Southeast	33.9	34.6
Equity	20.1	20.0	Northeast	30.1	27.8
Warrants	4.1	2.9	West	12.8	20.8
Royalty rights	—	—	Southwest	24.5	17.9

Total	143.0%	148.0%	Total	143.0%	148.0%

As of September 30, 2017 and December 31, 2016, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio on a fair value or cost basis. As of September 30, 2017, the Company had debt investments in one portfolio company on non-accrual status, which had an aggregate cost and fair value of $9,314 and $4,240, respectively. As of December 31, 2016, there were no investments on non-accrual status.

Schedule 12-14. Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of affiliate investments as of December 31, 2016 and any additions and reductions made to such investments during the nine months ended September 30, 2017, the ending fair value as of September 30, 2017, and the total investment income earned on such investments during the period.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Portfolio Company (1)	December 31, 2016 Fair Value	Purchases (Cost)	Sales and Repayments (Cost)	Interest and Dividend Income Paid- in-kind	Accretion of OID and Origination Fees	Net Realized Gains (Losses)	Net Unrealized Appreciation (Depreciation)	September 30, 2017 Fair Value	Total Investment Income (2)
Affiliate Investments
Apex Microtechnology, Inc.	$2,221	$—	$—	$—	$—	$—	$803	$3,024	$168
FAR Research Inc.	8,421	—	(7,436)	27	21	—	36	1,069	710
FDS Avionics Corp.(3) (dba Flight Display Systems)	—	7,548	—	225	4	—	(3,741)	4,036	465
Fiber Materials, Inc.	4,984	—	—	30	3	—	579	5,596	400
Inflexxion, Inc.	3,968	200	(100)	220	5	—	(1,149)	3,144	464
Malabar International	12,984	—	—	115	2	—	2,231	15,332	861
Medsurant Holdings, LLC	12,971	—	—	—	7	—	5,966	18,944	590
Microbiology Research Associates, Inc.	11,131	—	—	96	3	—	718	11,948	804
Mirage Trailers LLC	10,929	—	(2,239)	25	17	—	144	8,876	947
Pinnergy, Ltd.	14,414	—	—	654	5	—	4,366	19,439	684
Pfanstiehl, Inc.	19,958	—	—	—	3	—	(2,699)	17,262	670
Rhino Assembly Company, LLC	—	4,233	—	5	—	—	—	4,238	118
Safety Products Group, LLC	22	—	21	—	—	(21)	(13)	9	47
SES Investors, LLC (dba SES Foam)	12,017	500	(6,378)	—	14	—	(1,788)	4,365	952
Steward Holding LLC (dba Steward Advanced Materials)	7,859	—	—	140	6	—	(141)	7,864	843
Trantech Radiator Products, Inc.	7,236	—	—	—	3	—	(71)	7,168	779
World Wide Packaging, LLC	2,898	—	—	—	—	—	303	3,201	204

Total Affiliate Investments	$132,013	$12,481	$(16,132)	$1,537	$93	$(21)	$5,544	$135,515	$9,706

(1)	The investment type, industry, principal amount, ownership detail for equity investments, and if the investment is income producing is disclosed in the consolidated schedule of investments.
(2)	Represents the total amount of interest, fees and dividends included in 2017 income for the portion of the nine months ended September 30, 2017 that the portfolio company was categorized in the Affiliate category.
(3)	Portfolio company was transferred to Affiliate investments from Non-control/Non-affiliate investments during the nine months ended September 30, 2017. The cost at the time of transfer is included in the purchases column, and the accumulated net unrealized (depreciation) at the time of transfer is included in the net unrealized appreciation (depreciation) column.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

With respect to investments for which market quotations are not readily available, the Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of the Investment Advisor responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with the investment committee of the Investment Advisor;

•	the Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result it is not in the Company’s stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where the Company determines that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. The Board consulted with the independent valuation firm(s) in arriving at the Company’s determination of fair value for 14 and 13 of its portfolio company investments representing 28.4% and 30.5% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended September 30, 2017 and December 31, 2016, respectively) as of September 30, 2017 and December 31, 2016, respectively.

•	the audit committee of the Board reviews the preliminary valuations of the Investment Advisor and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and

•	the Board discusses these valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the Investment Advisor, the independent valuation firm(s) and the audit committee.

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

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the nine months ended September 30, 2017 and 2016.

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2017 and 2016:

	Subordinated Notes	Senior Secured Loans	Equity	Warrants	Royalty Rights	Total
Balance, December 31, 2015	$300,467	$88,485	$44,899	$9,233	$185	$443,269
Net realized (losses) on investments	(5,202)	—	(221)	(275)	—	(5,698)
Net change in unrealized (depreciation) appreciation on investments	(1,433)	(1,205)	18,209	468	31	16,070
Purchase of investments	71,400	27,764	4,997	218	—	104,379
Proceeds from sales and repayments of investments	(40,315)	(41,188)	(10,432)	(1)	—	(91,936)
Interest and dividend income paid-in-kind	2,496	887	120	—	—	3,503
Proceeds from loan origination fees	(412)	(143)	1	—	—	(554)
Accretion of loan origination fees	398	440	5	—	—	843
Accretion of original issue discount	180	—	1	—	—	181

Balance, September 30, 2016	$327,579	$75,040	$57,579	$9,643	$216	$470,057

Balance, December 31, 2016	$363,646	$79,758	$70,849	$10,201	$—	$524,454
Net realized gains (losses) on investments	(377)	—	12,726	—	—	12,349
Net change in unrealized (depreciation) appreciation on investments	(5,177)	(3,975)	(1,180)	5,199	—	(5,133)
Purchase of investments	132,521	12,394	9,806	856	—	155,577
Proceeds from sales and repayments of investments	(85,178)	(34,257)	(13,289)	—	—	(132,724)
Interest and dividend income paid-in-kind	4,640	1,005	139	—	—	5,784
Proceeds from loan origination fees	(806)	(101)	—	—	—	(907)
Accretion of loan origination fees	572	603	4	—	—	1,179
Accretion of original issue discount	327	—	3	—	—	330
Transfers from senior secured loans to subordinated notes	27,431	(27,431)	—	—	—	—

Balance, September 30, 2017	$437,599	$27,996	$79,058	$16,256	$—	$560,909

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Net change in unrealized appreciation of $2,364 and $3,085 for the three and nine months ended September 30, 2017, respectively, was attributable to Level 3 investments held at September 30, 2017. Net change in unrealized (depreciation) appreciation of $(3,160) and $3,945 for the three and nine months ended September 30, 2016, respectively, were attributable to Level 3 investments held at September 30, 2016.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of September 30, 2017 and December 31, 2016. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at September 30, 2017	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Subordinated notes	$420,255	Discounted cash flow	Weighted average cost of capital	10.5%-28.0% (14.0%)
	9,068	Enterprise value	Asset coverage	87.4%-87.4% (87.4%)
	8,276	Enterprise value	EBITDA multiples	2.8x-6.0x (4.4x)
Senior secured loans	16,302	Discounted cash flow	Weighted average cost of capital	12.0%-13.7% (13.1%)
	8,551	Enterprise value	Asset Coverage	73.3%-73.3% (73.3%)
	3,143	Enterprise value	Revenue multiples	0.5x-0.5x (0.5x)
Equity investments:
Equity	79,058	Enterprise value	EBITDA multiples	5.0x-14.7x (7.7x)
Warrants	16,256	Enterprise value	EBITDA multiples	4.5x-10.4x (7.9x)
Royalty rights	—	Discounted cash flow	Weighted average cost of capital	N/A

	Fair Value at December 31, 2016	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Subordinated notes	$355,232	Discounted cash flow	Weighted average cost of capital	10.9%-26.5% (14.5%)
	8,414	Enterprise value	Asset coverage	85.0%-95.0% (87.3%)
Senior secured loans	71,693	Discounted cash flow	Weighted average cost of capital	10.9%-21.0% (12.8%)
	8,065	Enterprise value	Asset Coverage	80.0%-92.2% (84.2%)
Equity investments:
Equity	64,596	Enterprise value	EBITDA multiples	5.0x-12.9x (7.8x)
	6,253	Enterprise value	Revenue multiples	0.7x-0.7x (0.7x)
Warrants	10,201	Enterprise value	EBITDA multiples	5.5x-9.5x (6.6x)
Royalty rights	—	Discounted cash flow	Weighted average cost of capital	N/A

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, interest receivable and accounts payable and other liabilities approximate the fair value of such items due to the short maturity of such instruments. The fair value of borrowings under the Credit Facility (as defined in Note 6) are based on a market yield approach and

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

current interest rates, which are Level 3 inputs to the market yield model. There were no borrowings outstanding under the Credit Facility as of September 30, 2017 and December 31, 2016. The fair value of SBA debentures is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. As of September 30, 2017 and December 31, 2016, the fair value of the Company’s SBA debentures using Level 3 inputs is estimated to be $216,300 and $224,000, respectively, which is the same as the Company’s carrying value of the debentures.

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

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement was $2,486 and $7,202, for the three and nine months ended September 30, 2017, respectively, and $2,055 and $6,043, for the three and nine months ended September 30, 2016, respectively.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee was $2,435 and $6,759, for the three and nine months ended September 30, 2017, respectively, and $1,770 and $5,178, for the three and nine months ended September 30, 2016, respectively.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Formation Transactions, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee to be paid for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of September 30, 2017 and December 31, 2016, the capital gains incentive fee payable was $0. The aggregate amount of capital gains incentive fees paid from the IPO through September 30, 2017 was $348.

In addition, the Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation). The capital gains incentive fee accrued was $573 and $1,111, for the three and nine months ended September 30, 2017, respectively, and $372 and $2,034, for the three and nine months ended September 30, 2016, respectively.

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

Administration Agreement: The Company has also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 1, 2017, the Board approved the renewal of the Administration Agreement through June 20, 2018. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides clerical, bookkeeping, and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies to which the Company is required to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies, including “dead deal” expenses. Under the Administration Agreement, administrative service expenses were $318 and $1,009, for the three and nine months ended September 30, 2017, respectively, and $356 and $1,044, for the three and nine months ended September 30, 2016, respectively.

Note 6. Debt

Revolving Credit Facility: On June 16, 2014, FIC entered into a senior secured revolving credit agreement (the “Credit Facility”) with ING Capital LLC (“ING”), as the administrative agent, collateral agent, and lender. The Credit Facility has a commitment of $50,000 with an accordion feature that allows for an increase in the total commitments up to $75,000, subject to certain conditions and the satisfaction of specified financial covenants. The Credit Facility is secured by certain portfolio investments held by the Company, but portfolio investments held by the Funds are not collateral for the Credit Facility. The stated maturity date for the Credit Facility is June 16, 2018, which may be extended by mutual agreement.

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

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of September 30, 2017 and December 31, 2016, the Company was in compliance in all material respect with the terms of the Credit Facility.

As of September 30, 2017 and December 31, 2016, the Company had no outstanding borrowings under the Credit Facility. Interest and fees related to the Credit Facility were $128 and $390, for the three and nine months ended September 30, 2017, respectively, and $128 and $490, for the three and nine months ended September 30, 2016, respectively, which are included in interest and financing expenses on the consolidated statements of operations. As of September 30, 2017 and December 31, 2016, accrued interest and fees payable related to the Credit Facility totaled zero and $127, respectively.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs; such debentures have 10-year terms with the entire principal balance due at maturity and are guaranteed by the SBA. Approved SBA debenture commitments that were unused as of September 30, 2017 and December 31, 2016 were $42,000 and $51,000, respectively. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

As of September 30, 2017 and December 31, 2016, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling Date (1)	Maturity Date	Fixed Interest Rate	September 30, 2017	December 31, 2016
3/26/2008	3/1/2018	6.188%	$—	$24,750
9/24/2008	9/1/2018	6.442	—	11,950
3/25/2009	3/1/2019	5.337	14,750	19,750
9/23/2009	9/1/2019	4.950	10,000	10,000
3/24/2010	3/1/2020	4.825	13,000	13,000
9/22/2010	9/1/2020	3.932	12,500	12,500
3/29/2011	3/1/2021	4.801	1,550	1,550
9/21/2011	9/1/2021	3.594	3,250	3,250
3/21/2012	3/1/2022	3.483	3,250	3,250
3/21/2012	3/1/2022	3.051	19,000	19,000
9/19/2012	9/1/2022	2.530	11,000	11,000
9/19/2012	9/1/2022	3.049	11,500	11,500
3/27/2013	3/1/2023	3.155	3,000	3,000
9/24/2014	9/1/2024	3.775	1,000	1,000
3/25/2015	3/1/2025	3.321	5,500	5,500
3/25/2015	3/1/2025	3.277	22,500	22,500
9/23/2015	9/1/2025	3.571	16,700	16,700
3/23/2016	3/1/2026	3.267	1,500	1,500
3/23/2016	3/1/2026	3.249	21,800	21,800
9/21/2016	9/1/2026	2.793	500	500
3/29/2017	3/1/2027	3.587	10,000	10,000
9/20/2017	9/1/2027	3.260	1,000	—
9/20/2017	9/1/2027	3.190	33,000	—

Total outstanding SBA debentures			$216,300	$224,000

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.

Interest on SBA debentures is payable semi-annually on March 1 and September 1. Interest and fees on outstanding SBA debentures were $2,031 and $ 6,129, for the three and nine months ended September 30, 2017, respectively, and $2,243 and $6,588, for the three and nine months ended September 30, 2016, respectively, which are included in interest and financing expenses on the consolidated statements of operations. As of September 30, 2017 and December 31, 2016, accrued interest and fees payable related to the SBA debentures totaled $583 and $2,995, respectively.

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations using the effective interest method, over the term of the respective financing instrument. Deferred financing cost amortization was $332 and $957, for the three and nine months ended September 30, 2017, respectively, and $277 and $824, for the three and nine months ended September 30, 2016, respectively. Deferred financing costs related to the Credit Facility and SBA debentures as of September 30, 2017 and December 31, 2016, were as follows:

	September 30, 2017			December 31, 2016
	SBA debentures	Credit Facility	Total	SBA debentures	Credit Facility	Total
SBA debenture commitment fees	$3,000	$—	$3,000	$2,750	$—	$2,750
SBA debenture leverage fees	6,257	—	6,257	5,433	—	5,433
Credit Facility upfront fees	—	1,329	1,329	—	1,284	1,284

Total deferred financing costs	9,257	1,329	10,586	8,183	1,284	9,467
Less: accumulated amortization	(4,780)	(1,083)	(5,863)	(4,084)	(822)	(4,906)

Unamortized deferred financing costs	$4,477	$246	$4,723	$4,099	$462	$4,561

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures and Credit Facility liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
	SBA debentures	Credit Facility	Total	SBA debentures	Credit Facility	Total
Outstanding debt	$216,300	$—	$216,300	$224,000	$—	$224,000
Less: unamortized deferred financing costs	(4,477)	(246)	(4,723)	(4,099)	(462)	(4,561)

Debt, net of deferred financing costs	$211,823	$(246)	$211,577	$219,901	$(462)	$219,439

The weighted average interest rate for all SBA debentures and borrowings outstanding under the Credit Facility as of September 30, 2017 and December 31, 2016 was 3.6% and 4.1%, respectively.

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to portfolio companies to fund various undrawn revolving loans, other credit facilities and capital commitments totaling $4,602 and $6,566 as of September 30, 2017 and December 31, 2016, respectively. Such outstanding commitments are summarized in the following table:

	September 30, 2017		December 31, 2016
Portfolio Company - Investment	Total Commitment	Unfunded Commitment	Total Commitment	Unfunded Commitment
FAR Research Inc. – Revolving Loan	$—	$—	$1,750	$1,614
Inflexxion, Inc. – Revolving Loan	500	250	500	350
inthinc Technology Solutions, Inc. – Subordinated Note	—	—	5,000	1,000
Lightning Diversion Systems, LLC – Revolving Loan	—	—	250	250
Oaktree Medical Centre, P.C. – Revolving Loan	2,500	—	2,500	—
Rhino Assembly Company, LLC – Delayed Draw Commitment	1,500	1,500	—	—
Safety Products Group, LLC – Common Equity	2,852	2,852	2,852	2,852
SES Investors, LLC – Revolving Loan	—	—	1,500	500

Total	$7,352	$4,602	$14,352	$6,566

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

Note 8. Common Stock

The following table summarizes the total shares issued, offering price and net proceeds received in public offerings of the Company’s common stock since the IPO:

Offering Date	Number of Shares		Gross Proceeds	Underwriting Fees and Commissions and Offering Costs		Offering Price
September 11, 2012	2,472,500		$39,807	$1,855		$16.10
February 8, 2013	1,725,000		30,361	1,504		17.60
September 30, 2014	2,083,414	(1)	35,418	1,747		17.00
May 27, 2016	2,875,000	(2)	43,755	56	(5)	15.22	(6)
November 29, 2016	3,220,000	(3)	53,446	2,319		16.60	(7)
June 20, 2017	2,012,500	(4)	33,810	1,508		16.80

(1)	Includes 83,414 shares purchased by underwriters pursuant to the over-allotment option on October 21, 2014.
(2)	Includes 375,000 shares purchased by underwriters pursuant to the over-allotment option on June 10, 2016.
(3)	Includes 420,000 shares purchased by underwriters pursuant to the over-allotment option on December 13, 2016.
(4)	Includes 262,500 shares purchased by underwriters pursuant to the over-allotment option on June 29, 2017.
(5)	Fidus Investment Advisors, LLC agreed to bear up to $169 of the offering costs associated with this offering. Fidus Investment Advisors, LLC has also agreed to bear $1,756, or 100%, of the underwriting fees and commissions in connection with this offering and the exercise of the over-allotment option. All payments made by Fidus Investment Advisors, LLC are not subject to reimbursement by the Company.
(6)	Represents the weighted average offering price of shares issued, including the shares issued pursuant to the over-allotment option. Shares were issued on May 27, 2016 at an offering price of $15.27. The offering price of the over-allotment option shares was adjusted for the $0.39 dividend to shareholders of record on June 10, 2016.
(7)	Represents the weighted average offering price of shares issued, including the shares issued pursuant to the over-allotment option. Shares were issued on November 29, 2016 at an offering price of $16.65. The offering price of the over-allotment option shares was adjusted for the $0.43 dividend to shareholders of record on November 30, 2016.

On August 21, 2014, the Company entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which the Company could sell, by means of at-the-market offerings from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50,000 (the “ATM Program”). The gross proceeds raised, the related sales agent commission, the offering expenses and the average price at which shares were issued under the ATM Program during the last two fiscal years and for the nine months ended September 30, 2017 are as follow:

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

	Number of Shares	Gross Proceeds	Underwriting Fees and Commissions and Offering Costs	Average Offering Price
Year Ended December 31, 2015
First Quarter ended March 31, 2015	49,193	$819	$16	$16.65
Second Quarter ended June 30, 2015	141,430	2,347	50	16.60
Third Quarter ended September 30, 2015	—	—	—	—
Fourth Quarter ended December 31, 2015	—	—	—	—

Total	190,623	$3,166	$66	$16.61

Year Ended December 31, 2016
First Quarter ended March 31, 2016	—	$—	$—	$—
Second Quarter ended June 30, 2016	—	—	—	—
Third Quarter ended September 30, 2016	—	—	—	—
Fourth Quarter ended December 31, 2016	—	—	—	—

Total	—	$—	$—	$—

Nine Months Ended September 30, 2017
First Quarter ended March 31, 2017	—	$—	$—	$—
Second Quarter ended June 30, 2017	—	—	—	—
Third Quarter ended September 30, 2017	—	—	—	—

Total	—	$—	$—	$—

See Note 9 for additional information regarding the issuance of shares under the DRIP.

As of September 30, 2017 and December 31, 2016, the Company had 24,492,880 and 22,446,076 shares of common stock outstanding, respectively.

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the last two fiscal years and for the nine months ended September 30, 2017.

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distribution	Cash Distribution	DRIP Shares Value	DRIP Shares	DRIP Share Issue Price
Fiscal Year Ended December 31, 2015:
2/17/2015	3/12/2015	3/26/2015	$0.38	$6,099	$5,886	$213	12,922	$16.46
5/5/2015	6/11/2015	6/25/2015	0.38	6,176	5,968	208	12,883	16.18
5/5/2015 (1)	6/11/2015	6/25/2015	0.02	325	314	11	678	16.18
8/3/2015	9/17/2015	9/25/2015	0.39	6,345	6,097	248	16,985	14.61
11/2/2015 (1)	11/27/2015	12/11/2015	0.04	651	624	27	2,034	13.43
11/2/2015	12/4/2015	12/18/2015	0.39	6,351	6,157	194	13,570	14.29

			$1.60	$25,947	$25,046	$901	59,072

Fiscal Year Ended December 31, 2016:
2/16/2016	3/11/2016	3/25/2016	$0.39	$6,357	$6,177	$180	11,631	15.49
5/2/2016	6/10/2016	6/24/2016	0.39	7,337	7,143	194	12,722	15.25
8/1/2016	9/9/2016	9/23/2016	0.39	7,488	7,293	195	12,340	15.76
11/1/2016	12/2/2016	12/16/2016	0.39	8,585	8,386	199	12,381	16.08
11/1/2016 (1)	12/2/2016	12/16/2016	0.04	880	860	20	1,270	16.08

			$1.60	$30,647	$29,859	$788	50,344

Nine Months Ended September 30, 2017:
2/14/2017	3/10/2017	3/24/2017	$0.39	$8,754	$8,556	$198	11,500	17.17
5/1/2017	6/9/2017	6/23/2017	0.39	8,758	8,582	176	10,548	16.74
7/31/2017	9/8/2017	9/22/2017	0.39	9,548	9,353	195	12,256	15.90

			$1.17	$27,060	$26,491	$569	34,304

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

(1)	Special dividend.

Since the Company’s IPO, dividends and distributions to stockholders total $156,768 or $10.13 per share.

Note 10. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Per share data:
Net asset value at beginning of period	$15.76	$15.17
Net investment income (1)	1.12	1.06
Net realized gain (loss) on investments, net of income tax provision (1)	0.46	(0.33)
Net unrealized (depreciation) appreciation on investments (1)	(0.22)	0.91

Total increase from investment operations (1)	1.36	1.64

Accretive (dilutive) effect of share issuances	0.01	(0.06)
Dividends to stockholders	(1.17)	(1.17)
Other (2)	0.01	—

Net asset value at end of period	$15.97	$15.58

Market value at end of period	$16.08	$15.75

Shares outstanding at end of period	24,492,880	19,212,425
Weighted average shares outstanding during the period	23,201,533	17,616,540
Net assets at end of period	$391,168	$299,346
Average net assets (7)	$372,047	$273,370
Ratios to average net assets:
Total expenses (3) (5)	9.1%	11.8%
Net investment income (3) (6)	9.3%	9.2%
Total return (4)	9.7%	23.6%
Portfolio turnover ratio (3)	32.5%	26.9%
Supplemental Data:
Average debt outstanding	$214,200	$220,500
Average debt per share (1)	$9.23	$12.52

(1)	Weighted average per share data.
(2)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	Annualized.
(4)	The total return for the nine months ended September 30, 2017 and 2016 equals the change in the market value of the Company’s common stock per share during the period plus dividends paid per share during the period, divided by the market value per share at the beginning of the period.
(5)	The total expenses to average net assets ratio is calculated using the total expenses caption as presented on the consolidated statements of operations, which includes incentive fee and excludes the income tax provision.
(6)	The net investment income to average net assets ratio is calculated using the net investment income caption as presented on the consolidated statements of operations, which includes incentive fee.
(7)	Average net assets is calculated as the average of the net asset balances as of each quarter end during the fiscal year and the prior year end.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(In thousands, except shares and per share data)

Note 11. Subsequent Events

On October 17, 2017, the Company exited its debt and equity investments in Brook & Whittle Limited. The Company received payment in full on its subordinated notes. The Company sold its equity investments for a realized gain of approximately $956.

On October 30, 2017, the Board declared a regular quarterly dividend of $0.39 per share payable on December 27, 2017 to stockholders of record as of December 20, 2017. In addition, on October 30, 2017, the Board declared a special dividend of $0.04 per share payable on December 27, 2017 to stockholders of record as of December 20, 2017.

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

Fund I received its SBIC license on October 22, 2007 and Fund II received its SBIC license on May 28, 2013. We plan to continue to operate the Funds as SBICs, subject to SBA approval, and to utilize the proceeds of the sale of SBA-guaranteed debentures to enhance returns to our stockholders. We have also made, and continue to make, investments directly through FIC. We believe that utilizing FIC and the Funds as investment vehicles provides us with access to a broader array of investment opportunities. Based on the current capitalization of the Funds, we have approximately $42.0 million of remaining borrowing capacity under the SBIC Debenture Program and intend to fully utilize such capacity over the ensuing 6-12 months.

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

Portfolio Composition, Investment Activity and Yield

During the nine months ended September 30, 2017, we invested $155.6 million in debt and equity investments, including 10 new portfolio companies. These investments consisted of subordinated notes ($132.5 million, or 85.2%), senior secured loans ($12.4 million, or 8.0%), equity securities ($9.8 million, or 6.3%) and warrant securities ($0.9 million, or 0.5%). During the nine months ended September 30, 2017 we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $132.7 million.

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

As of September 30, 2017, the fair value of our investment portfolio totaled $560.9 million and consisted of 58 active portfolio companies and five portfolio companies that have sold their underlying operations. As of September 30, 2017, three debt investments bore interest at a variable rate, which represented $26.1 million of our portfolio on a fair value basis, and the remainder of our debt portfolio was comprised of fixed rate investments. Overall, the portfolio had net unrealized appreciation of $18.8 million as of September 30, 2017. As of September 30, 2017, our average active portfolio company investment at amortized cost was $9.3 million, which excludes investments in the five portfolio companies that have sold their underlying operations.

As of December 31, 2016, the fair value of our investment portfolio totaled $524.5 million and consisted of 53 active portfolio companies and four portfolio companies that have sold their underlying operations. As of December 31, 2016, one debt investment bore interest at a variable rate, which represented $8.2 million of our portfolio on a fair value basis, and the remainder of our debt portfolio was comprised of fixed rate investments. Overall, the portfolio had net unrealized appreciation of $24.0 million as of December 31, 2016. As of December 31, 2016, our average active portfolio company investment at amortized cost was $9.4 million, which excludes investments in the four portfolio companies that have sold their underlying operations.

The weighted average yield on debt investments as of September 30, 2017 and December 31, 2016 was 13.3% and 13.1%, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of September 30, 2017 and December 31, 2016, respectively, including the accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any.

The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments (dollars in millions):

	Fair Value				Cost
	September 30, 2017		December 31, 2016		September 30, 2017		December 31, 2016
Subordinated notes	$437.6	78.0%	$363.6	69.4%	$447.8	82.6%	$364.5	72.9%
Senior secured loans	27.9	5.0	79.8	15.2	31.5	5.8	83.4	16.7
Equity	79.1	14.1	70.9	13.5	54.6	10.1	45.2	9.0
Warrants	16.3	2.9	10.2	1.9	8.0	1.5	7.2	1.4
Royalty rights	—	—	—	—	0.2	—	0.2	—

Total	$560.9	100.0%	$524.5	100.0%	$542.1	100.0%	$500.5	100.0%

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	September 30, 2017		December 31, 2016		September 30, 2017		December 31, 2016
Midwest	$163.4	29.1%	$166.4	31.6%	$154.1	28.3%	$153.5	30.7%
Southeast	133.0	23.7	122.6	23.4	141.8	26.2	130.1	26.0
Northeast	118.1	21.1	98.5	18.8	114.4	21.1	94.5	18.9
West	50.7	9.0	73.7	14.1	35.6	6.6	63.7	12.7
Southwest	95.7	17.1	63.3	12.1	96.2	17.8	58.7	11.7

Total	$560.9	100.0%	$524.5	100.0%	$542.1	100.0%	$500.5	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Healthcare Services	10.6%	8.0%	10.0%	8.5%
Healthcare Products	8.5	11.1	7.5	9.3
Transportation services	7.5	8.9	7.8	8.4
Information Technology Services	7.4	4.5	7.6	4.8
Aerospace & Defense Manufacturing	7.2	11.7	6.5	11.1
Component Manufacturing	7.2	3.5	7.5	3.7
Specialty Distribution	6.6	5.0	6.6	5.0
Business Services	6.5	7.1	7.3	7.9
Vending Equipment Manufacturing	6.1	3.7	6.2	3.9
Building Products Manufacturing	5.7	5.7	6.0	5.6
Industrial Cleaning & Coatings	4.6	2.4	4.9	2.7
Oil & Gas Services	3.5	2.8	2.8	2.9
Retail	2.9	1.7	3.1	1.5
Utility Equipment Manufacturing	2.9	3.5	3.0	3.7
Promotional Products	2.8	2.4	2.8	2.4
Capital Equipment Manufacturing	2.7	2.9	2.8	3.0
Printing Services	2.2	2.1	2.1	2.2
Oil & Gas Distribution	1.1	1.1	1.1	1.2

	Fair Value		Cost
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Apparel Distribution	1.0%	1.1%	1.1%	1.2%
Restaurants	0.8	1.5	1.8	1.9
Laundry Services	0.7	1.4	0.7	1.3
Consumer Products	0.6	2.6	0.1	2.2
Electronic Components Supplier	0.5	0.4	0.3	0.3
Packaging	0.2	3.3	0.1	3.5
Specialty Chemicals	0.2	1.6	0.3	1.8
Safety Products Manufacturing	0.0	0.0	0.0	0.0

Total	100.0%	100.0%	100.0%	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of September 30, 2017 and December 31, 2016 (dollars in millions):

Investment Rating	Fair Value				Cost
	September 30, 2017		December 31, 2016		September 30, 2017		December 31, 2016
1	$93.3	16.5%	$91.7	17.5%	$59.0	10.9%	$59.0	11.8%
2	396.3	70.7	371.5	70.9	387.2	71.4	366.7	73.3
3	44.9	8.0	38.9	7.4	50.1	9.2	44.5	8.9
4	22.2	4.0	22.1	4.2	34.5	6.4	28.2	5.6
5	4.2	0.8	0.3	—	11.3	2.1	2.1	0.4

Total	$560.9	100.0%	$524.5	100.0%	$542.1	100.0%	$500.5	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of September 30, 2017 and December 31, 2016 was 2.0 and 2.0, respectively, on a fair value basis and 2.2 and 2.1, respectively, on a cost basis.

Non-Accrual

As of September 30, 2017, we had investments in one portfolio company on non-accrual status, which had an aggregate cost and fair value of $9.3 million and $4.2 million, respectively. As of December 31, 2016, we had no investments on non-accrual status.

For the three and nine months ended September 30, 2017, we recognized unrealized depreciation on non-accrual investments of $1.9 million and $3.3 million, respectively. For the three and nine months ended September 30, 2016, we recognized unrealized depreciation on non-accrual investments of $2.1 million and $6.5 million, respectively.

Discussion and Analysis of Results of Operations

Comparison of three months ended September 30, 2017 and September 30, 2016

Investment Income

For the three months ended September 30, 2017, total investment income was $18.0 million, an increase of $3.6 million, or 25.0%, over the $14.4 million of total investment income for the three months ended September 30, 2016. The increase was attributable to a $4.2 million increase in interest income resulting from higher average debt investment balances outstanding during the three months ended September 30, 2017 as compared to the same period in 2016, partially offset by a $(0.5) million decrease in dividend income due to decreased levels of distributions received from equity investments during the three months ended September 30, 2017 as compared to the same period in 2016, and a $(0.1) million decrease in fee income resulting from fewer prepayments and amendments and related fees during the three months ended September 30, 2017 as compared to the same period in 2016.

Expenses

For the three months ended September 30 2017, total expenses, including income tax provision, were $8.8 million, an increase of $1.1 million or 14.3%, from the $7.7 million of total expenses, including income tax provision, for the three months ended September 30, 2016. Interest and financing expenses for the three months ended September 30, 2017 were $2.5 million, a decrease of $(0.1) million, or 3.8%, from the $2.6 million of interest and financing expenses for the same period in 2016. The base management fee increased $0.4 million, or 19.0%, to $2.5 million for the three months ended September 30, 2017 due to higher average total assets during the three months ended September 30, 2017 as compared to the same period in 2016. The incentive fee for the three months ended September 30, 2017 was $3.0 million, a $0.9 million, or 42.9%, increase from the $2.1 million incentive fee for the three months ended September 30, 2016, which is comprised of an increase in the income incentive fee of $0.7 million and an increase in the capital gains incentive fee of $0.2 million during the three months ended September 30, 2017, as compared to the same period in 2016. The administrative service fee, professional fees and other general and administrative expenses totaled $0.8 million for both the three months ended September 30, 2017 and 2016.

Net Investment Income

Net investment income for the three months ended September 30, 2017 was $9.2 million, an increase of $2.5 million, or 37.3%, compared to net investment income of $6.7 million during the three months ended September 30, 2016, as a result of the $3.6 million increase in total investment income, partially offset by a $1.1 million increase in total expenses, including income tax provision.

Net Increase in Net Assets Resulting From Operations

For the three months ended September 30, 2017, the total net realized gain on investments was $6.3 million. Significant realized gains for the three months ended September 30, 2017 are summarized below:

Portfolio Company	Realization Event	Net Realized Gain (Loss) (in millions)
Lightning Diversion Systems, LLC	Exit of portfolio company	$4.0
EBL, LLC (EbLens)	Sale of portfolio company	2.2
Other		0.1

Total		$6.3

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

During the three months ended September 30, 2017, we recorded a net change in unrealized depreciation on investments of $(3.1) million attributable to (i) the reversal of net unrealized appreciation of $(5.5) million related to the exit, sale or restructuring of investments, resulting in unrealized depreciation, (ii) net unrealized depreciation of $(5.1) million on debt investments and (iii) net unrealized appreciation of $7.5 million on equity investments. During the three months ended September 30, 2016, we recorded a net change in unrealized appreciation on investments of $7.8 million attributable to (i) the reversal of net unrealized depreciation of $11.0 million related to the exit or sale of investments, resulting in unrealized appreciation, (ii) net unrealized depreciation of $(1.7) million on debt investments and (iii) net unrealized depreciation of $(1.5) million on equity investments.

During the three months ended September 30, 2017, we recorded $0.3 million of income tax provision from realized gains on investments. During the three months ended September 30, 2016, we did not record any income tax provision from realized gains on investments.

As a result of these events, our net increase in net assets resulting from operations during the three months ended September 30, 2017 was $12.1 million, an increase of $3.5 million, or 40.7%, compared to a net increase in net assets resulting from operations of $8.6 million during the three months ended September 30, 2016.

Comparison of nine months ended September 30, 2017 and September 30, 2016

Investment Income

For the nine months ended September 30, 2017, total investment income was $51.5 million, an increase of $8.5 million, or 19.8%, over the $43.0 million of total investment income for the nine months ended September 30, 2016. The increase was attributable to a $7.8 million increase in interest income resulting from higher average debt investment balances outstanding during the nine months ended September 30, 2017 as compared to the same period in 2016, a $0.9 million increase in fee income resulting from increased debt origination fees and amendments and related fees during the nine months ended September 30, 2017 as compared to the same period in 2016, and partially offset by a $(0.2) million decrease in dividend income due to decreased levels of distributions received from equity investments during the nine months ended September 30, 2017 as compared to the same period in 2016.

Expenses

For the nine months ended September 30 2017, total expenses, including income tax provision, were $25.5 million, an increase of $1.3 million or 5.4%, over the $24.2 million of total expenses, including income tax provision, for the nine months ended September 30, 2016. Interest and financing expenses for the nine months ended September 30, 2017 were $7.5 million, a decrease of $(0.4) million, or 5.1%, from the $7.9 million of interest and financing expenses for the same period in 2016. The base management fee increased $1.2 million, or 20.0%, to $7.2 million for the nine months ended September 30, 2017 due to higher average total assets during the nine months ended September 30, 2017 as compared to the same period in 2016. The incentive fee for the nine months ended September 30, 2017 was $7.9 million, a $0.7 million, or 9.7%, increase from the $7.2 million incentive fee for the nine months ended September 30, 2016, which is comprised of an increase in the income incentive fee of $1.6 million and partially offset by a decrease in the capital gains incentive fee of $(0.9) million during the nine months ended September 30, 2017, as compared to the same period in 2016. The administrative service fee, professional fees and other general and administrative expenses totaled $2.9 million and $3.0 million for the nine months ended September 30, 2017 and 2016, respectively.

Net Investment Income

Net investment income for the nine months ended September 30, 2017 was $26.0 million, an increase of $7.2 million, or 38.3%, compared to net investment income of $18.8 million during the nine months ended September 30, 2016, as a result of the $8.5 million increase in total investment income compared to only a $1.3 million increase in total expenses, including income tax provision.

Net Increase in Net Assets Resulting From Operations

For the nine months ended September 30, 2017, the total net realized gain on investments was $12.4 million. Significant realized gains and (losses) for the nine months ended September 30, 2017 are summarized below:

Portfolio Company	Realization Event	Net Realized Gain (Loss) (in millions)
Worldwide Express Operations, LLC	Sale of portfolio company	$6.4
Lightning Diversion Systems, LLC	Exit of portfolio company	4.0
EBL, LLC (EbLens)	Sale of portfolio company	2.2
Anatrace Products, LLC	Sale of portfolio company	0.9
Carlson Systems Holdings, Inc.	Escrow distribution	0.1
Other		0.1
FTH Acquisition Corp. VII	Exit of portfolio company	(1.3)

Total		$12.4

For the nine months ended September 30, 2016, the total net realized (loss) on investments was $(5.7) million. Significant realized gains and (losses) for the nine months ended September 30, 2016 are summarized below:

Portfolio Company	Realization Event	Net Realized Gain (Loss) (in millions)
Carlson Systems Holdings, Inc.	Distribution related to sale of operations	$4.0
Lightning Diversion Systems, LLC	Distribution	1.0
National Truck Protection Co., Inc.	Exit of portfolio company	1.0
Safety Products Group, LLC	Distribution related to sale of operations	0.5
Other		0.1
Continental Anesthesia Management, LLC	Exit of portfolio company	(0.3)
Paramount Building Solutions, LLC	Exit of portfolio company	(12.0)

Total		$(5.7)

During the nine months ended September 30, 2017, we recorded a net change in unrealized depreciation on investments of $(5.2) million attributable to (i) the reversal of net unrealized appreciation of $(10.1) million related to the exit, sale or restructuring of investments, resulting in unrealized depreciation, (ii) net unrealized depreciation of $(8.8) million on debt investments and (iii) net unrealized appreciation of $13.7 million on equity investments. During the nine months ended September 30, 2016, we recorded a net change in unrealized appreciation on investments of $16.1 million attributable to (i) the reversal of net unrealized depreciation on investments of $12.1 million related to the exit or sale of investments, resulting in unrealized appreciation, (ii) net unrealized depreciation of $(7.5) million on debt investments and (iii) net unrealized appreciation of $11.5 million on equity investments.

During the nine months ended September 30, 2017 and 2016, we recorded $1.7 million and $0.2 million, respectively, of income tax provision from realized gains on investments.

As a result of these events, our net increase in net assets resulting from operations during the nine months ended September 30, 2017 was $31.5 million, an increase of $2.6 million, or 9.0%, compared to a net increase in net assets resulting from operations of $28.9 million during the nine months ended September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2017, we had $46.9 million in cash and cash equivalents and our net assets totaled $391.2 million. We believe that our current cash and cash equivalents on hand, our continued access to SBA-guaranteed debentures, our Credit Facility and our anticipated cash flows from operations will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of securities (including the ATM Program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. During the nine months ended September 30, 2017, we repaid $41.7 million of SBA debentures which would have matured during the period March 1, 2018 through March 1, 2019. Our remaining outstanding SBA debentures continue to mature in 2019 and subsequent years through 2027, which will require repayment on or before the respective maturity dates.

Cash Flows

For the nine months ended September 30, 2017, we experienced a net decrease in cash and cash equivalents in the amount of $10.2 million. During that period, we used $7.2 million of cash for operating activities, which included the funding of $155.6 million of investments, which were offset by proceeds received from sales and repayments of investments of $132.7 million. During the same period, we received net proceeds from secondary offerings of shares of our common stock off of our effective shelf registration statement of $32.3 million and proceeds from the issuances of SBA debentures of $34.0 million, which were partially offset by net repayment of SBA debentures of $41.7 million, cash dividends paid to stockholders of $26.5 million and the payment of deferred financing costs of $1.1 million. For the nine months ended September 30, 2016, we experienced a net increase in cash and cash equivalents in the amount of $10.5 million. During that period, we received $3.0 million of cash from operating activities, which included proceeds received from sales and repayments of investments of $91.9 million, which were offset by the funding of $104.4 million of investments. During the same period, we received net proceeds from a secondary offering of shares of our common stock off of our effective shelf registration statement of $43.7 million and proceeds from the issuances of SBA debenture of $0.5 million, which were partially offset by net repayment of borrowings under the Credit Facility of $15.5 million and cash dividends paid to stockholders of $20.6 million.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of additional debt and equity capital.

The Funds are licensed SBICs, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $150.0 million, whichever is less. For three or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of September 30, 2017, Fund I had $108.3 million of outstanding SBA debentures and cannot issue additional SBA debentures. As of September 30, 2017, Fund II had $108.0 million of outstanding SBA debentures. Fund II has the current capacity to issue up to an additional $42.0 million of SBA debentures. Subject to SBA regulatory requirements and approval, we may access up to $91.7 million of additional SBA debentures under the SBIC Debenture Program. For more information on the SBA debentures, please see Note 6 to our consolidated financial statements.

In June 2014, we entered into the Credit Facility to provide additional funding for our investment and operational activities. The Credit Facility, which matures on June 16, 2018, has a commitment of $50.0 million and an accordion feature that allows for an increase in the total commitments up to $75.0 million, subject to certain customary conditions. The Credit Facility is secured by substantially all of our assets, excluding the assets of the Funds.

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

We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of September 30, 2017, we were in compliance with all covenants of the Credit Facility and there were no borrowings outstanding under the Credit Facility.

As of September 30, 2017, the weighted average interest rate for all SBA debentures and borrowings outstanding under the Credit Facility was 3.6%.

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

Stock repurchase plan

We have an open market stock repurchase program (the “Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 30, 2017, the Board extended the Program through December 31, 2018, or until the approved dollar amount has been used to repurchase shares. The Program does not require us to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Program. The Program may be suspended, extended, modified or discontinued at any time. We did not make any repurchases of common stock during the nine months ended September 30, 2017 or 2016.

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of our investment advisor responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with the investment committee of our investment advisor;

•	our board of directors engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result it is not in our stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where we determine that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. Our board of directors consulted with the independent valuation firm(s) in arriving at our determination of fair value for 14 and 13 of our portfolio company investments representing 28.4% and 30.5% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended September 30, 2017 and December 31, 2016, respectively) as of September 30, 2017 and December 31, 2016, respectively;

•	the audit committee of our board of directors reviews the preliminary valuations of our investment advisor and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and

•	our board of directors discusses the valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of our investment advisor, the independent valuation firm(s) and the audit committee.

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

We also typically receive loan origination or closing fees in connection with investments. Such loan origination and closing fees are capitalized as unearned income and offset against investment cost basis on our consolidated statements of assets and liabilities and accreted into interest income over the term of the investment.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017. We completed our evaluation of the impact of this ASU and concluded that the majority of our income streams are specifically excluded from the scope of the ASU as they relate to financial instruments that are within the scope of other topics, and in general the impact of the ASU is not material to our consolidated financial position or disclosures.

In October 2016, the SEC adopted new rules and amended rules to Regulation S-X (collectively, the “Reporting Rules”) intended to modernize the reporting and disclosures of information by BDCs. The adopted amendments to Regulation S-X include an update to the disclosures for investments in and advances to affiliates, presentation changes to the statement of operations and schedule of investments, and the requirement to include a standardized schedule containing detailed information about derivative investments (among other changes). The amendments to Regulation S-X are effective for reporting periods ending after August 1, 2017. We adopted the Reporting Rules effective August 1, 2017. The amendments do not have a material effect on our consolidated financial position or disclosures.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. We had off-balance sheet arrangements consisting of outstanding commitments to fund various undrawn revolving loans and other credit facilities totaling $4.6 million and $6.6 million as of September 30, 2017 and December 31, 2016, respectively. Such outstanding commitments are summarized in the following table:

	September 30, 2017		December 31, 2016
Portfolio Company - Investment	Total Commitment	Unfunded Commitment	Total Commitment	Unfunded Commitment
FAR Research Inc. – Revolving Loan	$—	$—	$1.8	$1.6
Inflexxion, Inc. – Revolving Loan	0.5	0.2	0.5	0.4
inthinc Technology Solutions, Inc. – Subordinated Note	—	—	5.0	1.0
Lightning Diversion Systems, LLC – Revolving Loan	—	—	0.2	0.2
Oaktree Medical Centre, P.C. – Revolving Loan	2.5	—	2.5	—
Rhino Assembly Company, LLC – Delayed Draw Commitment	1.5	1.5	—	—
Safety Products Group, LLC – Common Equity	2.9	2.9	2.9	2.9
SES Investors, LLC – Revolving Loan	—	—	1.5	0.5

Total	$7.4	$4.6	$14.4	$6.6

Additional detail for each of the commitments above is provided in the Company’s consolidated schedules of investments.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	In connection with the Formation Transactions, Fund I terminated its management services agreement with Fidus Capital, LLC and we entered into the Investment Advisory Agreement with Fidus Investment Advisors, LLC, as our investment advisor. The investment professionals of Fidus Investment Advisors, LLC were also the investment professionals of Fidus Capital, LLC. We entered into the Investment Advisory Agreement with Fidus Investment Advisors, LLC to manage our day-to-day operating and investing activities. We pay our investment advisor a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. See Note 5 to our consolidated financial statements.

•	Edward H. Ross, our Chairman and Chief Executive Officer, and Thomas C. Lauer, our President, are managers of Fidus Investment Advisors, LLC. In May 2015, Fidus Investment Advisors, LLC entered into a combination with Fidus Partners, LLC (the “Combination”), by which members of Fidus Investment Advisors LLC and Fidus Partners, LLC (“Partners”) contributed all of their respective membership interest in Fidus Investment Advisors LLC and Partners to a newly formed limited liability company, Fidus Group Holdings, LLC (“Holdings”). As a result, Fidus Investment Advisors LLC is a wholly-owned subsidiary of Holdings, which is a newly formed limited liability company organized under the laws of Delaware.

•	We entered into the Administration Agreement with Fidus Investment Advisors, LLC to provide us with the office facilities and administrative services necessary to conduct day-to-day operations. See Note 5 to our consolidated financial statements.

•	We entered into a license agreement with Fidus Partners, LLC, pursuant to which Fidus Partners, LLC has granted us a non-exclusive, royalty-free license to use the name “Fidus.”

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

Recent Developments

On October 17, 2017, we exited our debt and equity investments in Brook & Whittle Limited. We received payment in full on our subordinated notes. We sold our equity investments for a realized gain of approximately $1.0 million.

On October 30, 2017, the Board declared a regular quarterly dividend of $0.39 per share payable on December 27, 2017 to stockholders of record as of December 20, 2017. In addition, on October 30, 2017, the Board declared a special dividend of $0.04 per share payable on December 27, 2017 to stockholders of record as of December 20, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. As of September 30, 2017 and December 31, 2016, three and one debt investments, respectively, bore interest at a variable rate, which represented $26.1 million and $8.2 million of our portfolio on a fair value basis, respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Assuming that the consolidated statements of assets and liabilities as of September 30, 2017 and December 31, 2016 were to remain constant, a hypothetical 100 basis point change in interest rates would not have a material effect on our level of interest income from debt investments. Our pooled SBA debentures bear interest at fixed rates. Our Credit Facility bears interest, subject to our election, on a per annum basis equal to (i) the alternate base rate plus 2.5% or (ii) the applicable LIBOR, which varies depending on the period of the borrowing under the Credit Facility, plus 3.5%. The alternate base rate is equal to the greater of (i) prime rate, (ii) the federal funds rate plus 0.5% or (iii) the three-month LIBOR plus 1.0%.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have an open market stock repurchase program (the “Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 30, 2017, the Board extended the Program through December 31, 2018, or until the approved dollar amount has been used to repurchase shares. The Program does not require us to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Program. The Program may be suspended, extended, modified or discontinued at any time. We did not make any repurchases of common stock during the three or nine months ended September 30, 2017 or 2016.

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

FIDUS INVESTMENT CORPORATION

Date: November 2, 2017	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2017	/s/ SHELBY E. SHERARD
Shelby E. Sherard
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.