Form 10-K
period 2017-12-31
FIDUS INVESTMENT Corp
filed 2018-03-01
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 814-00861

FIDUS INVESTMENT CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-5017321
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1603 Orrington Avenue, Suite 1005 Evanston, Illinois	60201
(Address of Principal Executive Offices)	(Zip Code)

(847) 859-3940

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Global Select Market
5.875% Notes due 2023	The NASDAQ Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐     No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2017 based on the closing price on that date of $16.82 on the NASDAQ Global Select Market was $406,921,752. For the purpose of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 24,507,940 shares of the registrant’s common stock outstanding as of February 27, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2018 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2017.

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

•

the risks, uncertainties and other factors we identify in Item 1A. – Risk Factors contained in this Annual Report on Form 10-K for the year ended December 31, 2017 and in our other filings with the SEC.

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

Item 1. Business.

GENERAL

Fidus Investment Corporation, a Maryland Corporation, operates as an externally managed business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). FIC completed its initial public offering, or IPO, in June 2011. In addition, FIC has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2017, our shares were listed on the NASDAQ Global Select Market under the symbol “FDUS.”

FIC may make investments directly or through its two wholly-owned investment company subsidiaries, Fidus Mezzanine Capital, L.P. (“Fund I”) and Fidus Mezzanine Capital II, L.P. (“Fund II”)(collectively Fund I and Fund II are referred to as the “Funds”). Fidus Investment GP, LLC, the general partner of the Funds, is also a wholly owned subsidiary of FIC. The Funds are licensed by the U.S. Small Business Administration (the “SBA”) as small business investment companies (“SBICs”). The Funds utilize the proceeds of the issuance of SBA-guaranteed debentures to enhance returns to our stockholders. We believe that utilizing both FIC and the Funds as investment vehicles provides us with access to a broader array of investment opportunities. Given our access to lower cost capital through the SBA’s SBIC debenture program, we expect that the majority of our investments will continue to be made through the Funds until the Funds reach their borrowing limit under the program. For three or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million.

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

We invest in companies that possess some or all of the following attributes: predictable revenues; positive cash flows; defensible and/or leading market positions; diversified customer and supplier bases; and proven management teams with strong operating discipline. We target companies in the lower middle-market with annual earnings, before interest, taxes, depreciation and amortization, or EBITDA, between $3.0 million and $20.0 million; however, we may from time to time opportunistically make investments in larger or smaller companies. Our investments typically range between $5.0 million and $30.0 million per portfolio company.

As of December 31, 2017, we had debt and equity investments in 63 portfolio companies with an aggregate fair value of $596.3 million. The weighted average yield on our debt investments as of December 31, 2017 was 13.0%. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average yield was computed using the effective interest rates as of December 31, 2017, including accretion of original issue discount (“OID”) and loan origination fees, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

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

Investments

We seek to create a diversified investment portfolio that primarily includes mezzanine loans and, to a lesser extent, equity securities. Our investments typically range between $5.0 million to $30.0 million per portfolio company, although this investment size may vary proportionately with the size of our capital base. Our investment objective is to provide attractive risk-adjusted returns by generating both current income from our debt investments and capital appreciation from our equity related investments. We may invest in the equity securities of our portfolio companies, such as preferred stock, common stock, warrants and other equity interests, either directly or in conjunction with our debt investments.

Second Lien Debt. The majority of our debt investments take the form of second lien debt, which includes senior subordinated notes. Second lien debt investments obtain security interests in the assets of the portfolio company as collateral in support of the repayment of such loans. Second lien debt typically is senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a security interest over assets of the issuer, though ranking junior to first lien debt secured by those assets. First lien lenders and second lien lenders typically have separate liens on the collateral, and an intercreditor agreement provides the first lien lenders with priority over the second lien lenders’ liens on the collateral. These loans typically provide for no contractual loan amortization, with all amortization deferred until loan maturity, and may include payment-in-kind (“PIK”)

interest, which increases the principal balance over the term and, coupled with the deferred principal payment provision, increases credit risk exposure over the life of the loan.

Subordinated (“Mezzanine”) Debt. These investments are typically structured as unsecured, subordinated notes. Structurally, mezzanine debt usually ranks subordinate in priority of payment to first lien and second lien debt and may not have the benefit of financial covenants common in first lien and second lien debt. Unsecured debt may rank junior as it relates to proceeds in certain liquidations where it does not have the benefit of a lien in specific collateral held by creditors (typically first lien and/or second lien) who have a perfected security interest in such collateral. However, both mezzanine and unsecured debt ranks senior to common and preferred equity in an issuer’s capital structure. These loans typically have relatively higher fixed interest rates (often representing a combination of cash pay and PIK interest) and amortization of principal deferred to maturity. The PIK feature (meaning a feature allowing for the payment of interest in the form of additional principal amount of the loan instead of in cash), which effectively operates as negative amortization of loan principal, coupled with the deferred principal payment provision, increases credit risk exposure over the life of the loan.

First Lien Debt. To a lesser extent, we also structure some of our debt investments as senior secured or first lien debt investments. First lien debt investments are secured by a first priority lien on existing and future assets of the borrower and may take the form of term loans or revolving lines of credit. First lien debt is typically senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first-priority security interest in assets of the issuer. The security interest ranks above the security interest of any second lien lenders in those assets. Our first lien debt may include stand-alone first lien loans, “last out” first lien loans, or “unitranche” loans. Stand-alone first lien loans are traditional first lien loans. All lenders in the facility have equal rights to the collateral that is subject to the first-priority security interest. “Last out” first lien loans have a secondary priority behind super-senior “first out” first lien loans in the collateral securing the loans in certain circumstances. The arrangements for a “last out” first lien loan are set forth in an “agreement among lenders,” which provides lenders with “first out” and “last out” payment streams based on a single lien on the collateral. Since the “first out” lenders generally have priority over the “last out” lenders for receiving payment under certain specified events of default, or upon the occurrence of other triggering events under intercreditor agreements or agreements among lenders, the “last out” lenders bear a greater risk and, in exchange, receive a higher effective interest rate, through arrangements among the lenders, than the “first out” lenders or lenders in stand-alone first lien loans. Agreements among lenders also typically provide greater voting rights to the “last out” lenders than the intercreditor agreements to which second lien lenders often are subject.

Many of our debt investments also include excess cash flow sweep features, whereby principal repayment may be required before maturity if the portfolio company achieves certain defined operating targets. Additionally, our debt investments typically have principal prepayment penalties in the early years of the loan. Substantially all of our debt investments provide for a fixed interest rate.

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

As of December 31, 2017, we had investments in 63 portfolio companies with an aggregate fair value of $596.3 million. As of December 31, 2016, we had investments in 57 portfolio companies with an aggregate fair value of $524.5 million.

The following table shows the portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
Midwest	$168.0	28.2%	$166.4	31.6%	$161.8	28.1%	$153.5	30.7%
Southeast	130.2	21.8	122.6	23.4	130.7	22.6	130.1	26.0
Northeast	107.8	18.1	98.5	18.8	105.3	18.2	94.5	18.9
West	63.4	10.6	73.7	14.1	54.0	9.3	63.7	12.7
Southwest	126.9	21.3	63.3	12.1	126.0	21.8	58.7	11.7

Total	$596.3	100.0%	$524.5	100.0%	$577.8	100.0%	$500.5	100.0%

The following table shows the detailed industry segment composition of our portfolio at fair value and cost as a percentage of total investments.

	Fair Value		Cost
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Healthcare Services	10.8%	8.0%	9.9%	8.5%
Information Technology Services	10.7	4.5	11.0	4.8
Healthcare Products	7.3	11.1	7.1	9.3
Transportation Services	7.1	8.9	7.3	8.4
Component Manufacturing	6.6	3.5	7.0	3.7
Business Services	6.5	7.1	7.3	7.9
Specialty Distribution	6.2	5.0	6.2	5.0
Vending Equipment Manufacturing	5.7	3.7	5.9	3.9
Building Products Manufacturing	5.1	5.7	5.4	5.6
Oil & Gas Services	4.7	2.8	2.7	2.9
Aerospace & Defense Manufacturing	4.4	11.7	4.3	11.1
Industrial Cleaning & Coatings	4.3	2.4	4.6	2.7
Capital Equipment Manufacturing	3.4	2.9	3.4	3.0
Consumer Products	3.3	2.6	2.7	2.2
Promotional Products	3.0	2.4	2.9	2.4
Retail	2.8	1.7	2.9	1.5
Utility Equipment Manufacturing	2.6	3.5	2.8	3.7
Utilities: Services	1.6	—	1.7	—
Oil & Gas Distribution	1.0	1.1	1.0	1.2
Apparel Distribution	0.9	1.1	1.0	1.2
Laundry Services	0.7	1.4	0.7	1.3
Electronic Components Supplier	0.6	0.4	0.2	0.3
Restaurants	0.4	1.5	1.7	1.9
Specialty Chemicals	0.2	1.6	0.2	1.8
Packaging	0.1	3.3	0.1	3.5
Printing Services	—	2.1	—	2.2
Safety Products Manufacturing	0.0	0.0	0.0	0.0

Total	100.0%	100.0%	100.0%	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of December 31, 2017 and 2016 (dollars in millions).

	Fair Value				Cost
Investment Rating	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
1	$125.7	21.1%	$91.7	17.5%	$83.2	14.4%	$59.0	11.8%
2	398.4	66.8	371.5	70.9	393.6	68.1	366.7	73.3
3	51.8	8.7	38.9	7.4	60.7	10.5	44.5	8.9
4	18.3	3.1	22.1	4.2	28.3	4.9	28.2	5.6
5	2.1	0.3	0.3	—	12.0	2.1	2.1	0.4

Total	$596.3	100.0%	$524.5	100.0%	$577.8	100.0%	$500.5	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of December 31, 2017 and 2016 was 1.9 and 2.0, respectively, on a fair value basis and 2.1 and 2.1, respectively, on a cost basis.

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

MANAGEMENT AND OTHER AGREEMENTS

Our investment advisor is located at 1603 Orrington Avenue, Suite 1005, Evanston, Illinois 60201. Our investment advisor also maintains additional office space at 227 West Trade Street Suite 1910, Charlotte, North Carolina 28202, 1140 Avenue of the Americas, Suite 1500, New York, New York 10036, and 170 Meeting Street, Suite 226, Charleston, South Carolina 29401. Our investment advisor is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our board of directors and in accordance with the 1940 Act, our investment advisor manages our day-to-day operations and provides investment advisory services to us. Under the terms of the Investment Advisory Agreement, our investment advisor:

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

Incentive Fee

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee and excise taxes on realized gains). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities), accrued income that we have not yet received in cash. Our investment advisor is not under any obligation to reimburse us for any part of the incentive fee it receives that was based on accrued interest that we never actually receive.

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

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or, upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of our net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid to our investment advisor, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the IPO, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in our portfolio. At the end of the applicable year, the amount of capital gains that serves as the basis for our calculation of the capital gains incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to our portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in respect of our portfolio in all prior years. We accrue, but do not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate.

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

Duration and Termination

At an in-person meeting of our board of directors on June 1, 2017, our board of directors, including a majority of the Independent Directors, unanimously voted to approve the continuation of the Investment Advisory Agreement to June 20, 2018. Unless terminated earlier, the Investment Advisory Agreement will automatically renew for successive annual periods if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities (as that term is defined in the 1940 Act), including, in either case, approval by a majority of the Independent Directors.

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

See “Item 1A. Risk Factors – Risks Relating to our Business and Structure – We are dependent upon our investment advisor’s managing members and our executive officers for our future success. If our investment advisor was to lose any of its managing members or we lose any of our executive officers, our ability to achieve our investment objective could be significantly harmed.”

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

At an in-person meeting of our board of directors on June 1, 2017, our board of directors, including a majority of the Independent Directors, unanimously voted to approve the continuation of the Administration Agreement to June 20, 2018. Unless terminated earlier, the Administration Agreement will automatically renew for successive annual periods if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities (as that term is defined in the 1940 Act), including, in either case, approval by a majority of our Independent Directors. In making the decision to approve the continuation of the Administration Agreement, our board of directors took into account, to the extent relevant, certain information set forth above under “Investment Advisory Agreement – Duration and Termination” with respect to its consideration of the Investment Advisory Agreement.

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

An SBIC (or group of SBICs under common control) may generally have outstanding debentures guaranteed by the SBA in amounts up to two times the amount of the regulatory capital of the SBIC(s). Debentures guaranteed by the SBA have a maturity of ten years, require semi-annual payments of interest, and do not require any principal payments prior to maturity. The amount of SBA-guaranteed debentures that affiliated SBIC funds can have outstanding is limited to $350.0 million, subject to SBA approval.

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

Election to Be Taxed as a RIC

We have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any income that we distribute to our stockholders. To maintain our tax status as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to maintain our status as a RIC, we must distribute to our stockholders, for each taxable year, at least 90.0% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the Annual Distribution Requirement. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4.0% excise tax on such income. In such case, we must distribute any such carryover taxable income through a distribution declared prior to filing the final tax return for the year in which we generated such taxable income. Even if we maintain our status as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.

Taxation as a RIC

Provided that we maintain our status as a RIC and satisfy the Annual Distribution Requirement, we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (which is defined as net long-term capital gain in excess of net short-term capital loss) that we timely distribute to stockholders as dividends. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

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

In order to maintain our status as a RIC for U.S. federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC or be registered as a management investment company under the 1940 Act at all times during each taxable year;

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

We may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt instruments that are treated under applicable tax rules as having OID or debt instruments with PIK interest, we must include in income each year a portion of the OID that accrues over the life of the instrument and PIK interest, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to our receipt of cash.

Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

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

We may invest in preferred securities or other securities the U.S. federal income tax treatment of which may not be clear or may be subject to recharacterization by the Internal Revenue Service (“IRS”). To the extent the tax treatment of such securities or the income from such securities differs from the expected tax treatment, it could affect the timing or character of income recognized, requiring us to purchase or sell securities, or otherwise change our portfolio, in order to comply with the tax rules applicable to RICs under Subchapter M of the Code.

We may make distributions that are payable in cash or shares of our stock at the election of each stockholder. In accordance with Treasury regulations and published guidance issued by the Internal Revenue Service, a publicly offered RIC may treat distributions of its own stock as counting towards its RIC distribution requirements if each stockholder may elect to receive his, her, or its entire distribution in either cash or stock of the RIC. This published guidance applies even if the aggregate amount of cash available to be distributed to all stockholders is no more than 20% of the aggregate declared distribution. Under the published guidance, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the shareholders electing to receive cash (with the balance of the distribution paid in stock). If we decide to make any distributions that are payable in part in shares of our stock, U.S. stockholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, shares of our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. federal tax with respect to such distributions, including in respect of all or a portion of such distributions that are payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on such distributions, it may put downward pressure on the trading price of shares of our stock.

We may decide to retain some or all of our long-term capital gains in excess of the amount required to satisfy the Annual Distribution Requirement, but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount on behalf of the stockholders. Each U.S. stockholder will be required to include his, her or its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the stockholder will be entitled to claim a credit equal to his, her or its allocable share of the tax paid thereon by us. Since non-U.S. stockholders generally would not have U.S. tax liability with respect to the deemed capital gain distribution, they would not be entitled to credit the tax paid by us for U.S. tax purposes. Whether non-U.S. stockholders could claim a credit with respect to their non-U.S. tax liability will depend on the foreign tax credit rules of the country in which they are a resident. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”

Failure to Obtain RIC Tax Treatment

If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for such year if certain cure provisions are applicable (which may, among other things, require us to pay certain corporate-level U.S. federal taxes or to dispose of certain assets).

If we were unable to maintain our tax treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would distributions be compulsory. Distributions would generally be taxable to our stockholders as dividend income to the extent of our current and accumulated earnings and profits (in the case of noncorporate U.S. stockholders, at a maximum federal income tax rate applicable to qualified dividend income of 20.0%). Subject to certain limitations under Subchapter M of the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

If we fail to qualify as a RIC for two or more taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

Item 1A. Risk Factors.

Investing in our securities involves a number of significant risks. You should carefully consider these risk factors, together with all of the other information included in this Annual Report and other reports and documents filed by us with the SEC. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

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

Our ability to achieve our investment objective and grow depends on our ability to manage our business and deploy our capital effectively. This depends, in turn, on our investment advisor’s ability to identify, evaluate and monitor companies that meet our investment criteria. Accomplishing our investment objectives on a cost-effective basis depends upon our investment advisor’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. Our investment advisor has substantial responsibilities under the Investment Advisory Agreement. In addition, our investment advisor’s investment professionals may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

Assumed Return on Our Portfolio

(Net of Expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder (1)	(18.7)%	(10.4)%	(2.2)%	6.0%	14.2%

(1)	Assumes $646.3 million in total assets, $231.3 million in outstanding SBA debentures, $11.5 million in borrowings under the Credit Facility (as defined below), and $393.3 million in net assets as of December 31, 2017 and an average cost of funds of 3.6%.

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

Legislation has been introduced in the U.S. House of Representatives which is intended to revise certain regulations applicable to BDCs. The legislation provides for (i) increasing the amount of funds BDCs may borrow by reducing asset to debt limitations from 2:1 to 3:2, (ii) permitting BDCs to file registration statements with the SEC that incorporate information from already-filed reports by reference, (iii) utilizing other streamlined registration processes afforded to operating companies, and (iv) allowing BDCs to own investment adviser subsidiaries. There are no assurances as to when the legislation will be reintroduced and enacted by Congress, if at all, or, if enacted, what final form the legislation would take.

All of our portfolio investments are recorded at fair value as determined in good faith by our board of directors, and, as a result, there is uncertainty as to the value of our portfolio investments and the valuation process for certain of our portfolio holdings creates a conflict of interest.

All of our portfolio investments take the form of debt and equity securities that are not publicly-traded. The debt and equity securities in which we invest for which market quotations are not readily available are valued at fair value as determined in good faith by our board of directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

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

A number of entities compete with us to make the types of investments that we make. We compete with public and private funds, other BDCs, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we match our competitors’ pricing, terms and structure, we may experience a decrease in net investment income or an increase in risk of capital loss. A significant part of our competitive advantage stems from the fact that the lower middle-market is underserved by traditional commercial and investment banks, and generally has less access to capital. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms.

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

A general increase in interest rates will likely have the effect of making it easier for the investment advisor to receive incentive fees, without necessarily resulting in an increase in our net earnings.

Given the structure of the Investment Advisory Agreement, any general increase in interest rates can be expected to lead to higher interest rates applicable to our debt investments and will likely have the effect of making it easier for the investment advisor to meet the quarterly hurdle rate for payment of income incentive fees under the Investment Advisory Agreement without any additional increase in relative performance on the part of the investment advisor. This may occur without a corresponding increase in distributions to our stockholders. In addition, in view of the catch-up provision applicable to income incentive fees under the Investment Advisory Agreement, the investment advisor could potentially receive a significant portion of the increase in our investment income attributable to such a general increase in interest rates. If that were to occur, our increase in net earnings, if any, would likely be significantly smaller than the relative increase in the Adviser’s income incentive fee resulting from such a general increase in interest rates.

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

The debentures issued by the Funds and guaranteed by the SBA have a maturity of ten years and bear interest semi-annually at fixed rates. Certain of the Funds’ SBA debentures begin to mature in 2019 and will require repayment on or before the respective maturity dates. The Funds will need to generate sufficient cash flow to make required debt payments on such debentures. If the Funds are unable to generate such cash flow, the SBA, as guarantor of the debentures, will have a superior claim to our assets over our stockholders in the event the Funds liquidate or the SBA exercises its remedies under such debentures as the result of a default by the Funds.

The Funds, as SBICs, are limited in their ability to make distributions to us, which could result in us being unable to meet the minimum distribution requirements to maintain our status as a RIC.

In order to maintain our tax treatment as a RIC, we are required to distribute to our stockholders on an annual basis 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses. For this purpose, our taxable income will include the income of the Funds (and any other entities that are disregarded as separate from us for U.S. federal income tax purposes). The Funds’ ability to make distributions to us may be limited by the Small Business Investment Act of 1958. As a result, in order to maintain our tax treatment as a RIC, we may be required to make distributions attributable to the Funds’ income without receiving any corresponding cash distributions with respect to such income. We can make no assurances that the Funds will be able to make, or not be limited in making, distributions to us. If we are unable to satisfy the annual distribution requirements, we may fail to maintain our tax treatment as a RIC, which would result in the imposition of corporate-level U.S. federal income tax on our entire taxable income without regard to any distributions made by us. See “We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code.”

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

The current state of the economy and financial markets of the U.S., United Kingdom, China and other several countries in the European Union increases the likelihood of adverse effects on our financial position and results of operations.

Due to federal budget deficit concerns, S&P downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, Moody’s and Fitch had warned that they may downgrade the federal government’s credit rating. Further downgrades or warnings by S&P or other rating agencies, and the U.S. government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. While the financial stability of many of such countries has improved significantly, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. In July and August 2015, Greece reached agreements with its international creditors for bailouts that provide aid in exchange for austerity terms that had previously been rejected by Greek voters. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued selloff of shares trading in Chinese markets. In addition, in August 2015, Chinese authorities sharply devalued China’s currency. Since then, the Chinese capital markets have continued to experience periods of instability. In June 2016, British voters passed a referendum to exit the European Union leading to heightened volatility in global markets and foreign currencies. These market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations.

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond-buying program will have on the value of our investments. Additionally, the Federal Reserve raised the Federal Funds Rate in December 2015 and again in December 2016, and has announced its intention to continue to raise the federal funds rate over time. These developments, along with the U.S. government’s credit and deficit concerns, the European sovereign debt crisis and the economic slowdown in China, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

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

We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code.

We have elected to be treated as a RIC under Subchapter M of the Code; however, no assurance can be given that we will be able to maintain our RIC tax treatment. To maintain our tax treatment as a RIC under Subchapter M of the Code and to avoid the imposition of U.S. federal income taxes on income and gains distributed to our stockholders, we must meet certain requirements, including source-of-income, asset diversification and annual distribution requirements. The source-of-income requirement will be satisfied if we derive at least 90.0% of our gross income for each year from dividends, interest, gains from sale of securities or similar sources. To maintain our tax treatment as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these requirements may result in our losing our RIC tax treatment or our having to dispose of certain investments quickly in order to prevent the loss of RIC tax treatment. Because most of our investments will be in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. The annual distribution requirement applicable to RICs will be satisfied if we distribute at least 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. In addition, we will be subject to a 4.0% nondeductible federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar-year basis. We will be subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making annual distributions necessary to maintain our tax treatment as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our tax treatment as a RIC and, thus, may be subject to U.S. federal corporate income tax on our entire taxable income without regard to any distributions made by us. If we fail to maintain our tax treatment as a RIC for any reason and become subject to U.S. corporate income tax, the resulting tax liability could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure could have a material adverse effect on us and our stockholders.

We may not be able to pay you distributions, our distributions may not grow over time, a portion of distributions paid to you may be a return of capital, and investors in our debt securities may not receive all of the interest income to which they are entitled.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K. In addition, due to the asset coverage test applicable to us as a BDC, in the future, we may be limited in our ability to make distributions. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of RIC tax treatment, compliance with applicable BDC regulations, SBA regulations, state corporate laws affecting the distribution of corporate assets and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will make distributions to our stockholders in the future.

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

For U.S. federal income tax purposes, we are required to include in our income certain amounts that we have not yet received in cash, such as OID, which may arise if we receive warrants in connection with the making of a loan or in other circumstances, and contractual PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, or increases in loan balances as a result of contracted PIK arrangements, will be included in our income before we receive any corresponding cash payments. We also may be required to include in our income certain other amounts that we will not receive in cash.

Since in certain cases we may be required to recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute on an annual basis at least 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to maintain our tax treatment as a RIC. In such a case, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities to satisfy the annual distribution requirements. In such circumstances, if we are unable to obtain such cash from other sources, we may fail to maintain our tax treatment as a RIC and thus be subject to corporate-level U.S. federal income tax. See “We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code.”

If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Our investment advisor will not be under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never receive as a result of a default by an entity on the obligation that resulted in the accrual of such income. That part of the incentive fee payable by us that relates to our net investment income will be computed and paid on income that may include interest that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities.

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

While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline. In addition, as a BDC, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. At our Annual Stockholders Meeting on June 15, 2017, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 15, 2018 or the date of our 2018 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2018 Annual Meeting of Stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25.0% of FIC’s then outstanding common stock immediately prior to each such sale. We do not intend to issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so. The level of net asset value dilution that could result from such an offering is not limited.

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

Additional Common Stock. Under the provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. At our Annual Stockholders Meeting on June 15, 2017, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 15, 2018 or the date of our 2018 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2018 Annual Meeting of Stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25.0% of FIC’s then outstanding common stock immediately prior to each such sale. We do not intend to sell or otherwise issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so. The level of net asset value dilution that could result from such an offering is not limited. In any such case, however, the price at which our common stock is to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act and the regulations and staff interpretations thereunder. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

The U.S. Presidential Administration may make substantial changes to financial regulation, as well as fiscal and tax policies that may adversely affect our business.

As a result of the 2016 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Wall Street Reform and Consumer protection Act of 2010 (“Dodd-Frank Act”) and the authority of the Federal Reserve and the Financial Stability Oversight Council. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Recent tax legislation could have a negative effect on the Company.

On December 22, 2017, tax reform legislation commonly referred to as the Tax Cuts and Jobs Act was signed into law. This legislation makes significant changes to the U.S. federal income tax rules applicable to both individuals and entities, including permanently reducing the U.S. federal corporate income tax rate, reducing the maximum U.S. federal individual income tax rate (effective for taxable years 2018 through 2025), restricting the deductibility of interest expense, and changing the rules regarding the calculation of net operating loss deductions that may be used to offset taxable income. There is uncertainty as to the impact of this legislation on us, the entities in which we invest, or an investment in our securities. You are urged to consult with your tax advisor with respect to the impact of this legislation and the status of any other regulatory or administrative developments and proposals and their potential effect on your investment in our securities.

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

Legal, tax and regulatory changes could occur that may adversely affect us. For example, from time to time the market for private equity transactions has been (and is currently being) adversely affected by a decrease in the availability of senior and subordinated financings for transactions, in part in response to credit market disruptions and/or regulatory pressures on providers of financing to reduce or eliminate their exposure to the risks involved in such transactions.

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

Internal and external cyber threats, as well as other disasters, could impair our ability to conduct business effectively.

The occurrence of a disaster, such as a cyber-attack against us or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incident that affects our data, resulting in increased costs and other consequences as described above.

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the loans and debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

Terrorist attacks, acts of war, or natural disasters may affect any market for our common stock, impact the businesses in which we invest and harm our business, operating results and financial condition.

Portfolio investments may be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fire, flood, earthquakes, war, terrorism and labor strikes). Some force majeure events may adversely affect the ability of a party (including a portfolio company or a counterparty to us or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, the cost to a portfolio company of repairing or replacing damaged assets resulting from such force majeure event could be considerable. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more companies or its assets, could result in a loss to us, including if its investment in such issuer is cancelled, unwound or acquired (which could be without what we consider to be adequate compensation). To the extent we are exposed to investments in portfolio companies that as a group are exposed to such force majeure events, the risks and potential losses to us are enhanced.

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

If our portfolio companies are unable to protect their intellectual property rights, our business and prospects could be harmed, and if portfolio companies are required to devote significant resources to protecting their intellectual property rights, the value of our investment could be reduced.

Our future success and competitive position will depend in part upon the ability of our portfolio companies to obtain, maintain and protect proprietary technology used in their products and services. The intellectual property held by our portfolio companies often represents a substantial portion of the collateral securing our investments and/or constitutes a significant portion of the portfolio companies’ value and may be available in a downside scenario to repay our loans. Our portfolio companies will rely, in part, on patent, trade secret, and trademark law to protect that technology, but competitors may misappropriate their intellectual property, and disputes as to ownership of intellectual property may arise. Portfolio companies may, from time to time, be required to institute litigation to enforce their patents, copyrights, or other intellectual property rights; protect their trade secrets; determine the validity and scope of the proprietary rights of others; or defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources. Similarly, if a portfolio company is found to infringe or misappropriate a third-party’s patent or other proprietary rights, it could be required to pay damages to the third party, alter its products or processes, obtain a license from the third-party, and/or cease activities utilizing the proprietary rights, including making or selling products utilizing the proprietary rights. Any of the foregoing events could negatively affect both the portfolio company’s ability to service our debt investment and the value of any related debt and equity securities that we own, as well as any collateral securing our investment.

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

We will invest primarily in second lien and subordinated (“mezzanine”) debt as well as equity issued by lower middle-market companies. The portfolio companies generally have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such senior debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

To the extent OID and PIK-interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments may include original-issue-discount instruments and contractual PIK-interest arrangements. To the extent OID or PIK-interest constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•

The higher interest rates of OID and PIK instruments reflect the payment deferral, which results in a higher principal amount at the maturity of the instrument as compared to the original principal amount of the instrument, and increased credit risk associated with these instruments, and OID and PIK instruments generally represent a significantly higher credit risk than coupon loans.

•	Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.

•

OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. OID and PIK-income may also create uncertainty about the source of our cash distributions.

•

To the extent we provide loans with interest-only payments or moderate loan amortization, the majority of the principal payment or amortization of principal may be deferred until loan maturity. Because this debt generally allows the borrower to make a large lump-sum payment of principal at the end of the loan term, there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity.

•

For accounting purposes, any cash distributions to stockholders representing OID and PIK-income are not treated as coming from paid-in capital, even though the cash to pay them comes from the offering proceeds. As a result, despite the fact that a distribution representing OID and PIK-income could be paid out of amounts invested by our stockholders, the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.

•

In certain cases, we may recognize taxable income before or without receiving corresponding cash payments and, as a result, we may have difficulty meeting the annual distribution requirement necessary to maintain our qualification as a RIC.

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

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending future investments in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being repaid, and we could experience significant delays in reinvesting these amounts. In addition, any future investment of such amounts in a new portfolio company may also be at lower yields than the investment that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

We may not realize gains from our equity investments.

Certain investments that we have made in the past and may make in the future include warrants or other equity or equity-related securities. In addition, we may from time to time make non-control, equity investments in portfolio companies. Our goal is to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We often seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

If our primary investments are deemed not to be qualifying assets, we could be precluded from investing in our desired manner or deemed to be in violation of the 1940 Act.

In order to maintain our status as a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70.0% of our total assets are qualifying assets. We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs and be precluded from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or required to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act, which would significantly decrease our operating flexibility.

The disposition of our investments may result in contingent liabilities.

A significant portion of our investments involve private securities and we expect that a significant portion of our investments will continue to involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. Additionally, customary terms of such sales agreements generally provide adjustments to the initial purchase price determined on the closing date if the portfolio company’s net working capital varies from preliminary amounts utilized in determining the initial purchase price; such adjustments could subsequently result in upward or downward revisions to the initial purchase price and impact our amount of realized gain or loss on sale. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through its return of distributions previously made to it.

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

Shares of closed-end investment companies, including BDCs, frequently trade at a discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. In addition, if our common stock trades below net asset value, we will generally not be able to issue additional common stock at the market price without first obtaining the approval of our stockholders and our Independent Directors. On June 15, 2017 our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 15, 2018 or the date of our 2018 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2018 Annual Meeting of Stockholders. Selling or otherwise issuing shares of FIC’s common stock below its then current net asset value per share would result in a dilution of FIC’s existing common stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25.0% of FIC’s then outstanding common stock immediately prior to each such sale. We do not intend to sell or otherwise issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so. The level of net asset value dilution that could result from such an offering is not limited.

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

On June 15, 2017, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a discount from net asset value per share, as long as the cumulative number of shares sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale, for a period of one year ending on the earlier of June 15, 2018 or the date of our 2018 Annual Meeting of Stockholders. Our stockholders will be asked to vote on a similar proposal at our 2018 Annual Meeting of Stockholders. If we sell or otherwise issue shares of our common stock at a discount to net asset value, it will pose a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuances or sale. In addition, such issuances or sales may adversely affect the price at which our common stock trades. For additional information and hypothetical examples of these risks, see “Sales of Common Stock Below Net Asset Value,” and for actual dilution illustrations specific to an offering, see the prospectus supplement pursuant to which such sale is made.

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

As of February 27, 2018, we had 24,507,940 shares of common stock outstanding. Sales of substantial amounts of our common stock, or the availability of shares for sale, could adversely affect the prevailing market price of our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 1603 Orrington Avenue, Suite 1005, Evanston, Illinois 60201, and are provided by our investment advisor pursuant to the Administration Agreement. Our investment advisor also maintains additional office space at 227 West Trade Street, Suite 1910, Charlotte, North Carolina 28202, 1140 Avenue of the Americas, Suite 1500, New York, New York 10036, and 170 Meeting Street, Suite 226, Charleston, South Carolina 29401. We believe that our office facilities are suitable and adequate to our business as we contemplate conducting it.

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

Period	NAV (1)	High Closing Sales Price	Low Closing Sales Price	Premium/ (Discount) of High Sales Price to NAV (2)	Premium/ (Discount) of Low Sales Price to NAV (2)	Distributions Per Share (3)
Year ended December 31, 2017
First Quarter	$15.80	$17.57	$15.88	11.2%	0.5%	$0.39
Second Quarter	15.87	18.06	16.37	13.8	3.2	0.39
Third Quarter	15.97	17.04	15.80	6.7	(1.1)	0.39
Fourth Quarter	16.05	16.83	15.18	4.9	(5.4)	0.43
Year ended December 31, 2016
First Quarter	15.25	15.51	11.91	1.7	(21.9)	0.39
Second Quarter	15.52	15.96	14.70	2.8	(5.3)	0.39
Third Quarter	15.58	16.33	15.22	4.8	(2.3)	0.39
Fourth Quarter	15.76	17.07	14.62	8.3	(7.2)	0.43

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.
(2)	Calculated as the difference between the respective high or low closing sales price and the quarter end net asset value divided by the quarter end net asset value.
(3)	Represents the regular and special, if applicable, distribution declared in the specified quarter. We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. See “Dividend Reinvestment Plan.”

The last reported price for our common stock on February 27, 2018 was $12.95 per share. As of February 27, 2018, we had 19 stockholders of record.

We intend to continue to pay quarterly distributions to our stockholders. Our quarterly distributions, if any, are determined by our board of directors. We have elected to be taxed as a RIC under Subchapter M of the Code. As long as we qualify for tax treatment as a RIC, we will not be taxed on our investment company taxable income or net capital gain, to the extent that such income or gain is distributed, or deemed to be distributed, to stockholders on a timely basis.

On February 13, 2018, our board of directors declared a regular quarterly dividend of $0.39 per share payable on March 23, 2018 to holders of record as of March 9, 2018.

There were no deemed distributions during the years 2017, 2016 or 2015.

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

To maintain our qualification as a RIC, we must, among other things, distribute at least 90.0% of our net ordinary income and our net short-term capital gains in excess of our net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98.0% of our net ordinary income for the calendar year, (2) 98.2% of our capital gain net income for the calendar year and (3) any net ordinary income and capital gain net income for the preceding calendar year that were not distributed during such year and on which we paid no U.S. federal income tax. We may retain for investment some or all of our net capital gain (i.e., net long-term capital gains in excess of net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, you will be treated as if you received an actual distribution of the capital gain we retain and then reinvested the net after-tax proceeds in our common stock. You also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gain deemed distributed to you. Please refer to “Material U.S. Federal Income Tax Considerations” for further information regarding the consequences of our retention of net capital gain. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Regulation” and “Material U.S. Federal Income Tax Considerations.”

We may make distributions that are payable in cash or shares of our common stock at the election of each stockholder. In accordance with Treasury regulations and published guidance issued by the Internal Revenue Service, a publicly offered RIC may treat distributions of its own stock as counting towards its RIC distribution requirements if each stockholder may elect to receive his, her, or its entire distribution in either cash or stock of the RIC. This published guidance applies even if the aggregate amount of cash available to be distributed to all stockholders is no more than 20% of the aggregate declared distribution. Under the published guidance, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the shareholders electing to receive cash (with the balance of the distribution paid in stock). If we decide to make any distributions that are payable in part in shares of our stock, U.S. stockholders receiving such distributions generally will be required to include the full amount of the distribution (whether received in cash, shares of our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. federal tax with respect to such distributions, including in respect of all or a portion of such distributions that are payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on such distributions, it may put downward pressure on the trading price of shares of our stock.

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

The tax character of distributions declared and paid in 2017 is described in Note 12 to our consolidated financial statements.

Stock Performance Graph

This graph compares the stockholder return on our common stock from December 31, 2012 to December 31, 2017 with that of the Russell 2000 Financial Services Index and the Standard & Poor’s 500 Total Return Stock Index. This graph assumes that on December 31, 2012, $100 was invested in our common stock, the Russell 2000 Financial Services Index, and the Standard & Poor’s 500 Total Return Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Recent Sales of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended December 31, 2017.

Issuer Purchases of Equity Securities

We have an open market stock repurchase program (the “Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 30, 2017, the Board extended the Program through December 31, 2018, or until the approved dollar amount has been used to repurchase shares. The Program does not require us to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Program. The Program may be suspended, extended, modified or discontinued at any time. We did not make any repurchases of common stock during the years ended December 31, 2017 or 2016.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data of FIC and its subsidiaries, including the Funds, as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, is derived from the consolidated financial statements that have been audited by RSM US LLP, an independent registered public accounting firm. This financial data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands, Except Per Share Data)
Statement of operations data:
Total investment income	$68,615	$60,229	$54,269	$46,116	$41,792
Interest and financing expenses	9,893	10,594	9,428	7,507	7,076
Base management fee	9,788	8,254	7,545	5,899	5,261
Incentive fee	10,968	10,369	6,481	4,857	6,792
All other expenses	4,069	3,986	3,932	4,189	3,121

Net investment income before income taxes	33,897	27,026	26,883	23,664	19,542
Income tax provision	220	425	390	383	246

Net investment income	33,677	26,601	26,493	23,281	19,296
Net realized gains (losses) on investments	17,904	(13,835)	9,531	(17,029)	30,588
Net change in unrealized appreciation (depreciation) on investments	(5,426)	29,009	(10,086)	13,250	(22,188)
Income tax (provision) benefit on realized gains on investments	(2,204)	(205)	39	(17)	(493)

Net increase in net assets resulting from operations	$43,951	$41,570	$25,977	$19,485	$27,203

Per share data:
Net asset value (at end of period)	$16.05	$15.76	$15.17	$15.16	$15.35
Net investment income	$1.43	$1.45	$1.64	$1.62	$1.43
Net gain (loss) on investments	$0.44	$0.82	$(0.04)	$(0.26)	$0.58
Net increase in net assets resulting from operations	$1.87	$2.27	$1.60	$1.36	$2.01
Dividends	$1.60	$1.60	$1.60	$1.72	$1.94
Other data:
Weighted average annual yield on debt investments (1)	13.0%	13.1%	13.3%	13.4%	14.5%
Number of portfolio companies at year end	63	57	53	42	37
Expense ratios (as percentage of average net assets):
Operating expenses	6.6%	7.8%	7.3%	6.7%	7.2%
Interest expense	2.6%	3.7%	3.8%	3.4%	3.4%

(1)	Weighted average yields are computed using the effective interest rates for debt investments at cost as of the period end date, including accretion of OID and loan origination fees, but excluding debt investments on non-accrual status, if any. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses.

	As of December 31,
	2017	2016	2015	2014	2013
	(Dollars in Thousands)
Statement of assets and liabilities data:
Total investments, at fair value	$596,308	$524,454	$443,269	$396,355	$306,981
Total assets	646,263	586,742	485,540	435,587	367,262
Borrowings	242,800	224,000	229,000	183,500	144,500
Total net assets	393,273	353,785	247,362	243,263	211,125

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

On June 20, 2011, FIC acquired all of the limited partnership interests of Fund I and membership interests of Fidus Mezzanine Capital GP, LLC, its general partner, resulting in Fund I becoming our wholly-owned SBIC subsidiary. Immediately following the acquisition, we and Fund I elected to be treated as business development companies, or BDCs, under the 1940 Act and our investment activities have been managed by Fidus Investment Advisors, LLC, our investment advisor, and supervised by our board of directors, a majority of whom are independent of us. On March 29, 2013, we commenced operations of a second wholly-owned subsidiary, Fund II. Fund I and Fund II are collectively referred to as the “Funds.”

Fund I received its SBIC license on October 22, 2007 and Fund II received its SBIC license on May 28, 2013. We plan to continue to operate the Funds as SBICs, subject to SBA approval, and to utilize the proceeds of the sale of SBA-guaranteed debentures to enhance returns to our stockholders. We have also made, and continue to make, investments directly through FIC. We believe that utilizing FIC and the Funds as investment vehicles provides us with access to a broader array of investment opportunities. Based on the current capitalization of the Funds, as of December 31, 2017, we have approximately $27.0 million of remaining borrowing capacity under the SBIC Debenture Program and intend to fully utilize such capacity over the ensuing six months.

Revenues: We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on equity investments. Our debt investments, whether in the form of mezzanine, senior secured or unitranche loans, typically have terms of five to seven years and bear interest at a fixed rate but may bear interest at a floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity dates, which may include prepayment penalties. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity may reflect the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or PIK interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, or structuring fees and fees for providing managerial assistance. Debt investment origination fees, OID and market discount or premium, if any, are capitalized, and we accrete or amortize such amounts into interest income. We record prepayment premiums on loans as fee income. Interest and dividend income is recorded on the accrual basis to the extent that we expect to collect such amounts. Debt investments or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. See “Critical Accounting Policies and Use of Estimates – Revenue Recognition.” Interest is accrued daily based on the outstanding principal amount and the contractual terms of the debt. Dividend income is recorded as dividends are declared or at the point an obligation exists for the portfolio company to make a distribution, and is generally recognized when received. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is a distribution of earnings or a return of capital. Distributions of earnings are included in dividend income while a return of capital is recorded as a reduction in the cost basis of the investment. Estimates are adjusted as necessary when the relevant tax forms are received from the portfolio company.

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

Portfolio Composition, Investment Activity and Yield

During the year ended December 31, 2017, we invested $214.7 million in debt and equity investments, including 14 new portfolio companies. These investments consisted of second lien debt ($127.2 million, or 59.2%), subordinated debt ($61.7 million, or 28.8%), first lien debt ($10.9 million, or 5.1%), equity securities ($14.0 million, or 6.5%) and warrant securities ($0.9 million, or 0.4%). During the year ended December 31, 2017 we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $163.7 million.

During the year ended December 31, 2016, we invested $197.8 million in debt and equity investments, including 13 new portfolio companies. These investments consisted of second lien debt ($99.3 million, or 50.2%), subordinated debt ($55.0 million, or 27.8%), first lien debt ($26.6 million, or 13.4%), equity securities ($16.6 million, or 8.4%) and warrant securities ($0.3 million, or 0.2%). During the year ended December 31, 2016, we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $137.5 million.

As of December 31, 2017, the fair value of our investment portfolio totaled $596.3 million and consisted of 60 active portfolio companies and three portfolio companies that have sold their underlying operations. As of December 31, 2017, three debt investments bore interest at a variable rate, which represented $26.1 million of our portfolio on a fair value basis, and the remainder of our debt portfolio was comprised of fixed rate investments. Overall, the portfolio had net unrealized appreciation of $18.5 million as of December 31, 2017. As of December 31, 2017, our average active portfolio company investment at amortized cost was $9.6 million, which excludes investments in the three portfolio companies that have sold their underlying operations.

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

The weighted average yield on debt investments as of December 31, 2017 and 2016 was 13.0% and 13.1%, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of both December 31, 2017 and 2016, including the accretion of OID and loan origination fees, but excluding investments on non-accrual status, if any. The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments (dollars in millions):

	Fair Value				Cost
	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
Second Lien Debt	$341.3	57.3%	$273.0	52.1%	$357.6	62.0%	$276.0	55.2%
Subordinated Debt	126.5	21.2	114.4	21.8	126.5	21.9	114.0	22.8
First Lien Debt	28.8	4.8	56.0	10.7	31.9	5.5	57.9	11.6
Equity	84.6	14.2	70.9	13.5	53.9	9.3	45.2	9.0
Warrants	15.1	2.5	10.2	1.9	7.7	1.3	7.2	1.4
Royalty rights	—	—	—	—	0.2	—	0.2	—

Total	$596.3	100.0%	$524.5	100.0%	$577.8	100.0%	$500.5	100.0%

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
Midwest	$168.0	28.2%	$166.4	31.6%	$161.8	28.1%	$153.5	30.7%
Southeast	130.2	21.8	122.6	23.4	130.7	22.6	130.1	26.0
Northeast	107.8	18.1	98.5	18.8	105.3	18.2	94.5	18.9
West	63.4	10.6	73.7	14.1	54.0	9.3	63.7	12.7
Southwest	126.9	21.3	63.3	12.1	126.0	21.8	58.7	11.7

Total	$596.3	100.0%	$524.5	100.0%	$577.8	100.0%	$500.5	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Healthcare Services	10.8%	8.0%	9.9%	8.5%
Information Technology Services	10.7	4.5	11.0	4.8
Healthcare Products	7.3	11.1	7.1	9.3
Transportation Services	7.1	8.9	7.3	8.4
Component Manufacturing	6.6	3.5	7.0	3.7
Business Services	6.5	7.1	7.3	7.9
Specialty Distribution	6.2	5.0	6.2	5.0
Vending Equipment Manufacturing	5.7	3.7	5.9	3.9
Building Products Manufacturing	5.1	5.7	5.4	5.6
Oil & Gas Services	4.7	2.8	2.7	2.9
Aerospace & Defense Manufacturing	4.4	11.7	4.3	11.1
Industrial Cleaning & Coatings	4.3	2.4	4.6	2.7
Capital Equipment Manufacturing	3.4	2.9	3.4	3.0
Consumer Products	3.3	2.6	2.7	2.2
Promotional Products	3.0	2.4	2.9	2.4
Retail	2.8	1.7	2.9	1.5
Utility Equipment Manufacturing	2.6	3.5	2.8	3.7
Utilities: Services	1.6	—	1.7	—
Oil & Gas Distribution	1.0	1.1	1.0	1.2
Apparel Distribution	0.9	1.1	1.0	1.2
Laundry Services	0.7	1.4	0.7	1.3
Electronic Components Supplier	0.6	0.4	0.2	0.3
Restaurants	0.4	1.5	1.7	1.9
Specialty Chemicals	0.2	1.6	0.2	1.8
Packaging	0.1	3.3	0.1	3.5
Printing Services	—	2.1	—	2.2
Safety Products Manufacturing	0.0	0.0	0.0	0.0

Total	100.0%	100.0%	100.0%	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of December 31, 2017 and 2016 (dollars in millions):

	Fair Value				Cost
Investment Rating	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
1	$125.7	21.1%	$91.7	17.5%	$83.2	14.4%	$59.0	11.8%
2	398.4	66.8	371.5	70.9	393.6	68.1	366.7	73.3
3	51.8	8.7	38.9	7.4	60.7	10.5	44.5	8.9
4	18.3	3.1	22.1	4.2	28.3	4.9	28.2	5.6
5	2.1	0.3	0.3	—	12.0	2.1	2.1	0.4

Total	$596.3	100.0%	$524.5	100.0%	$577.8	100.0%	$500.5	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of December 31, 2017 and 2016 was 1.9 and 2.0, respectively, on a fair value basis and 2.1 and 2.1, respectively, on a cost basis.

Non-Accrual

As of December 31, 2017, we had investments in two portfolio companies on non-accrual status, which had an aggregate cost and fair value of $18.7 million and $7.1 million, respectively. As of December 31, 2016, we had no investments on non-accrual status.

Discussion and Analysis of Results of Operations

Comparison of fiscal years ended December 31, 2017, 2016, and 2015

Investment Income

Total investment income was $68.6 million, $60.2 million, and $54.3 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Total investment income increased by $8.4 million, or 14.0%, during fiscal 2017 as compared to fiscal 2016. The increase was attributable to a $9.4 million increase in interest income resulting from higher average debt investment balances outstanding during 2017 as compared to 2016, $0.8 million increase in fee income resulting from a higher level of investment activity and amendments during 2017 as compared to 2016, partially offset by a $(1.8) million decrease in dividend income due to decreased levels of distributions received from equity investments during 2017 as compared to 2016.

Total investment income increased by $5.9 million, or 10.9%, during fiscal 2016 as compared to fiscal 2015. The increase was attributable to a $2.1 million increase in interest income resulting from higher average debt investment balances outstanding during 2016 as compared to 2015, $1.0 million increase in fee income resulting from a higher level of investment activity during 2016 as compared to 2015, and a $2.7 million increase in dividend income due to increased levels of distributions received from equity investments during 2016 as compared to 2015.

Expenses

Total expenses, including income tax provision, were $34.9 million, $33.6 million, and $27.8 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Total expenses, including income tax provision, increased by $1.3 million, or 3.9%, during fiscal 2017 as compared to fiscal 2016. Interest and financing expenses for the year ended December 31, 2017 were $9.9 million, a decrease of $(0.7) million or 6.6%, compared to $10.6 million for the year ended December 31, 2016 as a result of lower average balances of debt outstanding and lower weighted average interest rates during 2017 as compared to 2016. The base management fee increased $1.5 million, or 18.1%, to $9.8 million for the year ended December 31, 2017 due to higher average total assets during 2017 as compared to 2016. The incentive fee for the year ended December 31, 2017 was $11.0 million, a $0.6 million, or 5.8%, increase from the $10.4 million incentive fee for the year ended December 31, 2016, which was the result of an increase in the income incentive fee of $1.5 million, partially offset by a decrease in the accrual of the capital gains incentive fee of $(0.9) million during 2017 as compared to 2016. The administrative service fee, professional fees and other general and administrative expenses totaled $4.0 million for the year ended December 31, 2017, an increase of $0.1 million, or 2.6% as compared to 2016, attributable to an increase in professional fees.

Total expenses, including income tax provision, increased by $5.8 million, or 20.9%, during fiscal 2016 as compared to fiscal 2015. Interest and financing expenses for the year ended December 31, 2016 were $10.6 million, an increase of $1.2 million or 12.8%, compared to $9.4 million for the year ended December 31, 2015 as a result of higher average balances of debt outstanding during 2016 as compared to 2015. The base management fee increased $0.8 million, or 10.7%, to $8.3 million for the year ended December 31, 2016 due to higher average total assets during 2016 as compared to 2015. The incentive fee for the year ended December 31, 2016 was $10.4 million, a $3.9 million, or 60.0%, increase from the $6.5 million incentive fee for the year ended December 31, 2015, which was primarily the result of accruing $3.0 million of capital gains incentive fee during 2016, as compared to reversal of $(0.1) million of capital gains incentive fee during 2015. The administrative service fee, professional fees and other general and administrative expenses totaled $3.9 million for both the years ended December 31, 2016 and 2015.

Net Investment Income

Net investment income was $33.7 million, $26.6 million, and $26.5 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Net investment income increased by $7.1 million, or 26.7%, during fiscal 2017 as compared to fiscal 2016, as a result of the $8.4 million increase in total investment income compared to only a $1.3 million increase in total expenses, including income tax provision.

Net investment income increased by $0.1 million, or 0.4%, during fiscal 2016 as compared to fiscal 2015, as a result of the $5.9 million increase in total investment income compared to only a $5.8 million increase in total expenses, including income tax provision.

Net Gain (Loss) on Investments

For the year ended December 31, 2017, the total net realized gain on investments was $18.0 million, excluding income tax provision from realized gains on investments. Significant realized gains and (losses) for the year ended December 31, 2017 are summarized below:

Portfolio Company	Realization Event	Net Realized Gains (Losses) (in millions)
Malabar International	Exit of portfolio company	$6.8
Worldwide Express Operations, LLC	Sale of portfolio company	6.4
Lightning Diversion Systems, LLC	Exit of portfolio company	4.1
EBL, LLC (EbLens)	Sale of portfolio company	2.2
Brook & Whittle Limited	Exit of portfolio company	1.0
Anatrace Products, LLC	Sale of portfolio company	0.9
Other		0.2
Carlson Systems Holdings, Inc.	Escrow distribution	0.1
FTH Acquisition Corp. VII	Exit of portfolio company	(1.3)
FDS Avionics Corp. (dba Flight Display Systems)	Restructuring	(2.4)

Total		$18.0

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

During the year ended December 31, 2017, we recorded a net change in unrealized depreciation on investments of $(5.5) million attributable to (i) the reversal of net unrealized appreciation of $(14.4) million related to the exit, sale or restructuring of investments, resulting in unrealized depreciation, (ii) net unrealized depreciation of $(14.2) million on debt investments and (iii) net unrealized appreciation of $23.1 million on equity investments.

During the year ended December 31, 2016, we recorded a net change in unrealized appreciation on investments of $29.0 million attributable to (i) the reversal of net unrealized depreciation of $21.5 million related to the exit, sale or restructuring of investments, resulting in unrealized appreciation, (ii) net unrealized depreciation of $(10.3) million on debt investments and (iii) net unrealized appreciation of $17.8 million on equity investments.

During the year ended December 31, 2015, we recorded a net change in unrealized depreciation on investments of $(10.1) million attributable to (i) the reversal of net unrealized appreciation on investments of $(4.7) million related to the exit or sale of investments, resulting in unrealized depreciation, (ii) net unrealized depreciation of $(9.3) million on debt investments and (iii) net unrealized appreciation of $3.9 million on equity investments.

During the years ended December 31, 2017 and 2016, we recorded $2.2 million and $0.2 million of income tax provision for realized gains on investments, respectively. During the year ended December 31, 2015, no income tax provision for realized gains on investments was recorded.

Net Increase in Net Assets Resulting From Operations

Net increase in net assets resulting from operations was $44.0 million, $41.6 million, and $26.0 million for the years ended December 31, 2017, 2016, and 2015, respectively, as a result of the events described above.

Liquidity and Capital Resources

As of December 31, 2017, we had $41.6 million in cash and cash equivalents and our net assets totaled $393.3 million. We believe that our current cash and cash equivalents on hand, our availability of SBA-guaranteed debentures, our Credit Facility and our anticipated cash flows from operations will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of securities (including the ATM Program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. During the year ended December 31, 2017, we repaid $41.7 million of SBA debentures which would have matured during the period March 1, 2018 through March 1, 2019. Our remaining outstanding SBA debentures continue to mature in 2019 and subsequent years through 2028, which will require repayment on or before the respective maturity dates.

Cash Flows

For the year ended December 31, 2017, we experienced a net decrease in cash and cash equivalents of $15.5 million. During that period, we used $28.2 million of cash for operating activities, which included $214.7 million used for purchases of investments, which is partially offset by proceeds of $163.7 million from sales and repayments of investments. During the same period, we received net proceeds from secondary offerings of shares of our common stock off of our effective shelf registration statement of $32.3 million, proceeds from the issuances of SBA debentures of $49.0 million, and proceeds from net borrowings under the Credit Facility of $11.5 million, which were partially offset by repayment of SBA debentures of $41.7 million, cash dividends paid to stockholders of $36.8 million and the payment of deferred financing costs of $1.6 million.

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

The Funds are licensed SBICs, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $150.0 million, whichever is less. For three or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of December 31, 2017, Fund I had $108.3 million of outstanding SBA debentures and cannot issue additional SBA debentures. As of December 31, 2017, Fund II had $123.0 million of outstanding SBA debentures. Fund II has the current capacity to issue up to an additional $27.0 million of SBA debentures. Subject to SBA regulatory requirements and approval, we may access up to $91.7 million of additional SBA debentures under the SBIC Debenture Program. For more information on the SBA debentures, please see Note 6 to our consolidated financial statements.

In June 2014, we entered into the Credit Facility to provide additional funding for our investment and operational activities. On December 29, 2017, we entered into an amendment to the Credit Facility to, among other things, extend the maturity date from June 16, 2018 to June 16, 2019. The Credit Facility has a commitment of $50.0 million and an accordion feature that allows for an increase in the total commitments up to $75.0 million, subject to certain customary conditions. The Credit Facility is secured by substantially all of our assets, excluding the assets of the Funds.

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

We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of December 31, 2017, we had $11.5 million of outstanding borrowings under the Credit Facility and we were in compliance with all covenants of the Credit Facility.

As of December 31, 2017, the weighted average interest rate for all SBA debentures and borrowings outstanding under the Credit Facility was 3.6%.

As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200.0%. This requirement limits the amount that we may borrow. We have received exemptive relief from the U.S. Securities and Exchange Commission (“SEC”), to allow us to exclude any indebtedness guaranteed by the SBA and issued by the Funds from the 200.0% asset coverage requirements, which, in turn, will enable us to fund more investments with debt capital.

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors, including Independent Directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. On June 15, 2017, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 15, 2018 or the date of our 2018 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2018 Annual Meeting of Stockholders. Our stockholders specified that the cumulative number of shares sold in each offering during the one-year period ending on the earlier of June 15, 2018 or the date of our 2018 Annual Meeting of Stockholders may not exceed 25.0% of our outstanding common stock immediately prior to each such sale.

Stock repurchase plan

We have an open market stock repurchase program (the “Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 30, 2017, the Board extended the Program through December 31, 2018, or until the approved dollar amount has been used to repurchase shares. The Program does not require us to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Program. The Program may be suspended, extended, modified or discontinued at any time. We did not make any repurchases of common stock during the years ended December 31, 2017 or 2016.

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

•

our board of directors engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result it is not in our stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where we determine that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. Our board of directors consulted with the independent valuation firm(s) in arriving at our determination of fair value for 18 and 13 of our portfolio company investments representing 32.0% and 30.5% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended December 31, 2017 and 2016, respectively) as of December 31, 2017 and 2016, respectively;

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

For our debt investments the primary valuation technique used to estimate the fair value is the discounted cash flow method. However, if there is deterioration in credit quality or a debt investment is in workout status, we may consider other methods in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. Our discounted cash flow models estimate a range of fair values by applying an appropriate discount rate to the future cash flow streams of our debt investments, based on future interest and principal payments as set forth in the associated loan agreements. We prepare a weighted average cost of capital for use in the discounted cash flow model for each investment, based on factors including, but not limited to: current pricing and credit metrics for similar proposed or executed investment transactions of private companies; the portfolio company’s historical financial results and outlook; and the portfolio company’s current leverage and credit quality as compared to leverage and credit quality as of the date the investment was made. We may also consider the following factors when determining the fair value of debt investments: the portfolio company’s ability to make future scheduled payments; prepayment penalties and other fees; estimated remaining life; the nature and realizable value of any collateral securing such debt investment; and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made. We estimate the remaining life of our debt investments to generally be the legal maturity date of the instrument, as we generally intend to hold loans to maturity. However, if we have information available to us that the loan is expected to be repaid in the near term, we would use an estimated remaining life based on the expected repayment date.

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

PIK income. Certain of our investments contain a PIK income provision. The PIK income, computed at the contractual rate specified in the applicable investment agreement, is added to the principal balance of the investment, rather than being paid in cash, and recorded as interest or dividend income, as applicable, on the consolidated statements of operations. Generally, PIK can be paid-in-kind or all in cash. We stop accruing PIK income when there is reasonable doubt that PIK income will be collected. PIK income is included in our taxable income and, therefore, affects the amount we are required to pay to our stockholders in the form of dividends in order to maintain our tax treatment as a RIC and to avoid paying corporate federal income tax, even though we have not yet collected the cash.

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

Warrants. In connection with our debt investments, we will sometimes receive warrants or other equity-related securities (Warrants). We determine the cost basis of Warrants based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and Warrants received. Any resulting difference between the face amount of the debt and its recorded fair value resulting from the assignment of value to the Warrants is treated as OID, and accreted into interest income using the effective interest method over the term of the debt investment.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. We had off-balance sheet arrangements consisting of outstanding commitments to fund various undrawn revolving loans and other credit facilities totaling $8.4 million and $6.6 million as of December 31, 2017 and 2016, respectively. Such outstanding commitments are summarized in the following table (dollars in millions):

	December 31, 2017		December 31, 2016
Portfolio Company — Investment	Total Commitment	Unfunded Commitment	Total Commitment	Unfunded Commitment
FAR Research Inc. — Revolving Loan	$—	$—	$1.8	$1.6
Inflexxion, Inc. — Revolving Loan	0.2	—	0.5	0.4
inthinc Technology Solutions, Inc. — Second Lien Debt	—	—	5.0	1.0
Lightning Diversion Systems, LLC — Revolving Loan	—	—	0.2	0.2
Mesa Line Services, LLC — Delayed Draw Commitment	4.0	4.0	—	—
Oaktree Medical Centre, P.C. — Revolving Loan	2.5	—	2.5	—
Rhino Assembly Company, LLC — Delayed Draw Commitment	1.5	1.5	—	—
Safety Products Group, LLC — Common Equity	2.9	2.9	2.9	2.9
SES Investors, LLC (dba SES Foam) — Revolving Loan	—	—	1.5	0.5

Total	$11.1	$8.4	$14.4	$6.6

Additional detail for each of the commitments above is provided in our consolidated schedules of investments.

Contractual Obligations

As of December 31, 2017, our future fixed commitments for cash payments are as follows:

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(Dollars in millions)
SBA debentures	$231.3	$—	$50.2	$49.6	$131.5
Interest due on SBA debentures	50.6	8.2	14.8	11.1	16.5
Credit Facility borrowings	11.5	—	11.5	—	—
Interest and fees due on Credit Facility(1)	1.5	1.0	0.5	—	—

Total	$294.9	$9.2	$77.0	$60.7	$148.0

(1)	Amounts represent (i) commitment fees on the unused portion of the Credit Facility calculated at a rate of 1.0% of the unused amount as of December 31, 2017, which was $38.5 million, (ii) interest expense calculated at a weighted average interest rate of 5.1% of outstanding borrowings under the Credit Facility as of December 31, 2017, which were $11.5 million, and (iii) an annual agency fees due to the Credit Facility administrative agent. The stated maturity date of the Credit Facility is June 16, 2019, which may be extended by mutual agreement.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•

We have entered into the Investment Advisory Agreement with Fidus Investment Advisors, LLC, as our investment advisor. Pursuant to the agreement our investment advisor manages our day-to-day operating and investing activities. We pay our investment advisor a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. See Note 5 to our consolidated financial statements.

•

Edward H. Ross, our Chairman and Chief Executive Officer, and Thomas C. Lauer, our President, are managers of Fidus Investment Advisors, LLC. In May 2015, Fidus Investment Advisors, LLC entered into a combination with Fidus Partners, LLC (the “Combination”), by which members of Fidus Investment Advisors LLC and Fidus Partners, LLC (“Partners”) contributed all of their respective membership interest in Fidus Investment Advisors LLC and Partners to a newly formed limited liability company, Fidus Group Holdings, LLC (“Holdings”). As a result, Fidus Investment Advisors LLC is a wholly-owned subsidiary of Holdings, which is a limited liability company organized under the laws of Delaware.

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

Recent Developments

On January 3, 2018, we invested $19.5 million in subordinated debt and common equity of AVC Investors, LLC (dba Auveco), a provider of fasteners and autobody hardware to the automotive aftermarket and general industrial markets.

On January 5, 2018, we exited our debt investment in United Biologics, LLC. We received payment in full of $8.9 million on our second lien debt.

On January 8, 2018, we invested $11.0 million in second lien debt and common equity of SpendMend LLC, a leading provider of spend visibility and audit recovery services to the healthcare industry.

On January 25, 2018, we exited our debt investment in Comprehensive Logistics Co., Inc. We received payment in full of $16.4 million on our subordinated debt, which includes a prepayment penalty.

On February 2, 2018, we closed the public offering of approximately $43.5 million in aggregate principal amount of our 5.875% notes due 2023, or the “Notes.” On February 22, 2018, the underwriters exercised their option to purchase an additional $6.5 million in aggregate principal of the Notes. The total net proceeds to us from the Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of approximately $1.5 million and estimated offering expenses of $0.4 million, were approximately $48.1 million.

The Notes will mature on February 1, 2023 and bear interest at a rate of 5.875%. The Notes are unsecured obligations and rank pari passu with our future unsecured indebtedness; effectively subordinated to all of our existing and future secured indebtedness; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities we may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. The Notes may be redeemed in whole or in part at any time or from time to time at our option on or after February 1, 2020. Interest on the Notes is payable quarterly on February 1, May 1, August 1 and November 1 of each year. The Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSL.” We may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of February 27, 2018, the outstanding principal balance of the Notes was approximately $50.0 million.

The indenture governing the Notes, or the “Indenture,” contains certain covenants, including covenants (i) requiring our compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, whether or not we continue to be subject to such provisions of the 1940 Act; (ii) requiring our compliance, under certain circumstances, with a modified version of the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, whether or not we continue to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of our capital stock (except to the extent necessary for us to maintain its treatment as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if our asset coverage, as defined in the 1940 Act, were below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring us to provide financial information to the holders of the Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture.

On February 13, 2018, the Board declared a regular quarterly dividend of $0.39 per share payable on March 23, 2018 to stockholders of record as of March 9, 2018.

On February 27, 2018, we invested $10.5 million in second lien debt and common equity of B&B Roadway and Security Solutions, LLC, a leading manufacturer of traffic control and perimeter security solutions.

On February 28, 2018, we repaid $43.8 million of SBA debentures with a weighted average interest rate of 4.9% which would have matured on dates ranging from March 1, 2019 to September 1, 2021.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. As of December 31, 2017 and 2016, three and one debt investments, respectively, bore interest at a variable rate, which represented $26.1 million and $8.2 million of our portfolio on a fair value basis, respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Assuming that the consolidated statements of assets and liabilities as of December 31, 2017 and 2016 were to remain constant, a hypothetical 100 basis point change in interest rates would not have a material effect on our level of interest income from debt investments. Our pooled SBA debentures bear interest at fixed rates. Our Credit Facility bears interest, subject to our election, on a per annum basis equal to (i) the alternate base rate plus 2.5% or (ii) the applicable LIBOR, which varies depending on the period of the borrowing under the Credit Facility, plus 3.5%. The alternate base rate is equal to the greater of (i) prime rate, (ii) the federal funds rate plus 0.5% or (iii) the three-month LIBOR plus 1.0%.

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

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Fidus Investment Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Fidus Investment Corporation and Subsidiaries (collectively, the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of Fidus Investment Corporation and Subsidiaries as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 1, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2017 and 2016, by correspondence with custodians, portfolio companies or agents or by other appropriate procedures where replies from custodians, portfolio companies or agents were not received. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2007.

Chicago, Illinois

March 1, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Fidus Investment Corporation and Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited Fidus Investment Corporation and Subsidiaries’ (collectively, the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2017 and the related notes to the financial statements of the Company and our report dated March 1, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Chicago, Illinois

March 1, 2018

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	December 31, 2017	December 31, 2016
ASSETS
Investments, at fair value
Control investments (cost: $6,294 and $0, respectively)	$4,723	$—
Affiliate investments (cost: $91,361 and $113,995, respectively)	123,011	132,013
Non-control/non-affiliate investments (cost: $480,139 and $386,519, respectively)	468,574	392,441

Total investments, at fair value (cost: $577,794 and $500,514, respectively)	596,308	524,454
Cash and cash equivalents	41,572	57,083
Interest receivable	7,411	4,407
Prepaid expenses and other assets	972	798

Total assets	$646,263	$586,742

LIABILITIES
SBA debentures, net of deferred financing costs (Note 6)	$226,660	$219,901
Borrowings under Credit Facility, net of deferred financing costs (Note 6)	11,175	(462)
Accrued interest and fees payable	2,712	3,122
Management and incentive fees payable – due to affiliate	11,217	8,830
Administration fee payable and other – due to affiliate	562	570
Taxes payable	500	555
Accounts payable and other liabilities	164	441

Total liabilities	252,990	232,957

Commitments and contingencies (Note 7)

NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 24,507,940 and 22,446,076 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively)	24	22
Additional paid-in capital	370,545	340,101
Undistributed net investment income	5,687	9,626
Accumulated net realized (loss) on investments, net of taxes and distributions	(2,001)	(19,908)
Accumulated net unrealized appreciation on investments	19,018	23,944

Total net assets	393,273	353,785

Total liabilities and net assets	$646,263	$586,742

Net asset value per common share	$16.05	$15.76

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations

(in thousands, except shares and per share data)

	Years Ended December 31,
	2017	2016	2015
Investment Income:
Interest income
Control investments	$56	$—	$120
Affiliate investments	9,173	10,038	9,446
Non-control/non-affiliate investments	45,871	37,491	36,045

Total interest income	55,100	47,529	45,611
Payment-in-kind interest income
Control investments	152	—	100
Affiliate investments	1,834	974	954
Non-control/non-affiliate investments	5,053	4,244	3,928

Total payment-in-kind interest income	7,039	5,218	4,982
Dividend income
Affiliate investments	898	1,767	412
Non-control/non-affiliate investments	964	1,890	548

Total dividend income	1,862	3,657	960
Fee income
Affiliate investments	378	339	591
Non-control/non-affiliate investments	4,085	3,354	2,072

Total fee income	4,463	3,693	2,663
Interest on idle funds and other income	151	132	53

Total investment income	68,615	60,229	54,269

Expenses:
Interest and financing expenses	9,893	10,594	9,428
Base management fee	9,788	8,254	7,545
Incentive fee	10,968	10,369	6,481
Administrative service expenses	1,428	1,422	1,465
Professional fees	1,433	1,337	1,255
Other general and administrative expenses	1,208	1,227	1,212

Total expenses	34,718	33,203	27,386

Net investment income before income taxes	33,897	27,026	26,883
Income tax provision	220	425	390

Net investment income	33,677	26,601	26,493

Net realized and unrealized gains (losses) on investments:
Net realized gains (losses):
Control investments	—	(12,041)	—
Affiliate investments	4,460	713	1,686
Non-control/non-affiliate investments	13,444	(2,507)	7,845
Net change in unrealized appreciation (depreciation):
Control investments	(1,571)	11,423	(5,207)
Affiliate investments	13,632	12,105	1,695
Non-control/non-affiliate investments	(17,487)	5,481	(6,574)
Income tax (provision) benefit from realized gains on investments	(2,204)	(205)	39

Net gain (loss) on investments	10,274	14,969	(516)

Net increase in net assets resulting from operations	$43,951	$41,570	$25,977

Per common share data:
Net investment income per share-basic and diluted	$1.43	$1.45	$1.64

Net increase in net assets resulting from operations per share-basic and diluted	$1.87	$2.27	$1.60

Dividends declared per share	$1.60	$1.60	$1.60

Weighted average number of shares outstanding- basic and diluted	23,527,188	18,283,715	16,201,449

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets

(in thousands, except shares)

	Common Stock		Additional paid-in capital	Undistributed net investment income	Accumulated net realized (loss) on investments, net of taxes and distributions	Accumulated net unrealized (depreciation) appreciation on investments	Total net assets
	Number of shares	Par value
Balances at December 31, 2014	16,051,037	$16	$243,008	$12,433	$(15,999)	$3,805	$243,263
Public offerings of common stock, net of expenses (Note 8)	190,623	—	3,170	—	—	—	3,170
Shares issued under dividend reinvestment plan	59,072	—	899	—	—	—	899
Net increase in net assets resulting from operations	—	—	—	26,493	9,992	(10,508)	25,977
Dividends declared	—	—	—	(25,947)	—	—	(25,947)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(770)	908	(138)	—	—

Balances at December 31, 2015	16,300,732	$16	$246,307	$13,887	$(6,145)	$(6,703)	$247,362
Public offerings of common stock, net of expenses (Note 8)	6,095,000	6	94,706	—	—	—	94,712
Shares issued under dividend reinvestment plan	50,344	—	788	—	—	—	788
Net increase in net assets resulting from operations	—	—	—	26,601	(15,678)	30,647	41,570
Dividends declared	—	—	—	(30,647)	—	—	(30,647)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(1,700)	(215)	1,915	—	—

Balances at December 31, 2016	22,446,076	$22	$340,101	$9,626	$(19,908)	$23,944	$353,785
Public offerings of common stock, net of expenses (Note 8)	2,012,500	2	32,328	—	—	—	32,330
Shares issued under dividend reinvestment plan	49,364	—	799	—	—	—	799
Net increase in net assets resulting from operations	—	—	—	33,677	15,200	(4,926)	43,951
Dividends declared	—	—	—	(37,592)	—	—	(37,592)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(2,683)	(24)	2,707	—	—

Balances at December 31, 2017	24,507,940	$24	$370,545	$5,687	$(2,001)	$19,018	$393,273

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$43,951	$41,570	$25,977
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used for) operating activities:
Net change in unrealized depreciation (appreciation) on investments	5,426	(29,009)	10,086
Net realized (gain) loss on investments	(17,904)	13,835	(9,531)
Interest and dividend income paid-in-kind	(7,706)	(5,380)	(5,170)
Accretion of original issue discount	(385)	(234)	(578)
Accretion of loan origination fees	(1,472)	(1,128)	(797)
Purchase of investments	(214,681)	(197,801)	(136,380)
Proceeds from sales and repayments of investments	163,656	137,508	94,686
Proceeds from loan origination fees	1,212	1,024	770
Amortization of deferred financing costs	1,245	1,112	1,010
Changes in operating assets and liabilities:
Interest receivable	(3,004)	113	(60)
Prepaid expenses and other assets	(174)	424	(335)
Accrued interest and fees payable	(410)	282	487
Management and incentive fees payable – due to affiliate	2,387	3,607	315
Administration fee payable and other – due to affiliate	(8)	31	52
Taxes payable	(55)	155	72
Accounts payable and other liabilities	(277)	265	(72)

Net cash (used for) operating activities	(28,199)	(33,626)	(19,468)

Cash Flows from Financing Activities:
Proceeds from stock offerings, net of expenses	32,330	94,712	3,170
Proceeds received from SBA debentures	49,000	10,500	40,000
Repayments of SBA debentures	(41,700)	—	—
Proceeds received from borrowings under Credit Facility	22,500	19,000	44,300
Repayments of borrowings under Credit Facility	(11,000)	(34,500)	(38,800)
Payment of deferred financing costs	(1,649)	(801)	(1,815)
Dividends paid to stockholders, including expenses	(36,793)	(29,859)	(25,048)

Net cash provided by financing activities	12,688	59,052	21,807

Net (decrease) increase in cash and cash equivalents	(15,511)	25,426	2,339

Cash and cash equivalents:
Beginning of period	57,083	31,657	29,318

End of period	$41,572	$57,083	$31,657

Supplemental disclosure of cash flow information:
Cash payments for interest	$9,058	$9,200	$7,931
Cash payments for taxes, net of tax refunds received	$2,479	$475	$279
Non-cash financing activities:
Shares issued under dividend reinvestment plan	$799	$788	$901

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2017

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets

Control Investments (t)
FDS Avionics Corp.
(dba Flight Display Systems)	Aerospace & Defense Manufacturing
Second Lien Debt		4.00%/11.00%	4/1/2020	$5,556	$5,546	$4,348
Common Equity (7,478 shares) (j)					748	375

					6,294	4,723	1%

Total Control Investments					$6,294	$4,723	1%

Affiliate Investments (l)
Apex Microtechnology, Inc.	Electronic Components Supplier
Warrant (2,293 shares) (m)					$220	$543
Common Equity (11,690 shares)					1,169	2,857

					1,389	3,400	1%

FAR Research Inc.	Specialty Chemicals
Common Equity (1,396 units)					1,396	1,447	0%

Fiber Materials, Inc.	Aerospace & Defense Manufacturing
Second Lien Debt		12.00%/1.00%	5/30/2022	$4,044	4,028	4,044
Common Equity (10 units)					1,000	1,838

					5,028	5,882	1%

Inflexxion, Inc.	Business Services
First Lien Debt		5.00%/5.00%	12/16/2019	4,478	4,468	2,647
Revolving Loan ($275 commitment) (j)		5.00%/5.00%	12/16/2019	275	273	163
Preferred Equity (252,046 units)					252	—
Preferred Equity (308,987 units)					309	—
Preferred Equity (1,400 units)					1,400	—
Preferred Equity (550,000 units)					200	—

					6,902	2,810	1%

Medsurant Holdings, LLC	Healthcare Services
Second Lien Debt		12.25%/0.75%	6/30/2020	8,824	8,776	8,824
Preferred Equity (126,662 units) (h)					1,346	2,753
Warrant (505,176 units) (h)(m)					4,516	10,048

					14,638	21,625	5%

Microbiology Research Associates, Inc.	Healthcare Services
Subordinated Debt		11.00%/1.50%	3/13/2022	8,667	8,649	8,667
Common Equity (1,625,731 units) (j)					1,939	3,788

					10,588	12,455	3%

Mirage Trailers LLC	Utility Equipment Manufacturing
Second Lien Debt (k)(f)		12.88%/1.50%	11/25/2020	6,017	5,964	6,017
Common Equity (2,500,000 shares) (g)					2,340	2,939

					8,304	8,956	2%

Pfanstiehl, Inc.	Healthcare Products
Subordinated Debt		10.50%/0.00%	9/29/2021	6,208	6,193	6,208
Common Equity (8,500 units) (j)					850	9,070

					7,043	15,278	4%

Pinnergy, Ltd.	Oil & Gas Services
Second Lien Debt (k)		0.00%/10.00%	1/24/2020	9,300	9,286	9,300
Common Equity - Class A-2 (42,500 units) (k)					3,000	15,621
Common Equity - Class B (1,000 units) (k)					3,000	3,000

					15,286	27,921	7%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2017

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets

Rhino Assembly Company, LLC	Specialty Distribution
Second Lien Debt		12.00%/1.00%	2/11/2023	$3,514	$3,498	$3,498
Delayed Draw Commitment ($1,500 commitment) (i)(j)		12.00%/1.00%	5/17/2022	—	—	—
Preferred Equity (7,500 units) (j)(s)					750	750

					4,248	4,248	1%

Safety Products Group, LLC (n)	Safety Products Manufacturing
Preferred Equity (749 units) (h)(j)					—	12
Common Equity (676 units) ($2,852 commitment) (h)(j)					—	—

					—	12	0%

Steward Holding LLC
(dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Second Lien Debt		12.00%/3.25%	5/12/2021	7,382	7,360	7,382
Common Equity (1,000,000 units)					1,000	500

					8,360	7,882	2%

Trantech Radiator Products, Inc.	Utility Equipment Manufacturing
Second Lien Debt (j)		14.25%/0.00%	5/31/2018	6,994	6,992	6,694
Common Equity (6,875 shares) (j)					688	13

					7,680	6,707	2%

World Wide Packaging, LLC	Consumer Products
Common Equity (1,517,573 units) (h)(j)					499	4,388	1%

Total Affiliate Investments					$91,361	$123,011	30%

Non-control/Non-affiliate Investments
Accent Food Services, LLC	Vending Equipment Manufacturing
Second Lien Debt (k)		10.00%/3.00%	5/30/2022	28,983	28,846	28,984
Common Equity (7,885 units) (h)(j)					800	635

					29,646	29,619	8%

Allied 100 Group, Inc.	Healthcare Products
Subordinated Debt (k)		11.50%/0.00%	5/26/2020	13,000	12,973	13,000
Common Equity (1,250,000 units) (j)					1,249	1,425

					14,222	14,425	4%

Caldwell & Gregory, LLC	Laundry Services
Subordinated Debt		0.00%/12.00%	5/31/2022	3,035	3,035	3,035
Common Equity (500,000 units) (h)					500	625
Warrant (242,121 units) (h)(m)					242	268

					3,777	3,928	1%

Cardboard Box LLC
(dba Anthony’s Coal Fired Pizza)	Restaurants
Common Equity (521,021 units) (j)					520	85	0%

Cavallo Bus Lines Holdings, LLC	Transportation Services
Second Lien Debt		12.75%/0.00%	4/26/2021	7,395	7,370	6,572	2%

Comprehensive Logistics Co., Inc.	Business Services
Subordinated Debt (k)		11.50%/4.50%	11/22/2021	15,775	15,716	15,775	4%

Consolidated Infrastructure Group Holdings, LP	Business Services
Second Lien Debt		11.25%/1.50%	11/30/2022	2,002	1,993	1,993
Common Equity (298 shares)					500	500

					2,493	2,493	1%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2017

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets

ControlScan, Inc.	Information Technology Services
Subordinated Debt (j)		11.00%/0.00%	1/28/2023	$6,750	$6,719	$6,719
Common Equity (3,704 shares) (j)					4	4
Preferred Equity (100 shares) (j)					996	996

					7,719	7,719	2%

EBL, LLC (EbLens)	Retail
Second Lien Debt (j)		12.00%/1.00%	1/13/2023	9,294	9,210	9,210
Common Equity (75,000 units) (j)					750	750

					9,960	9,960	3%
Gurobi Optimization, LLC	Information Technology Services
Subordinated Debt (k)		11.00%/0.00%	6/19/2023	20,000	19,901	19,901
Common Equity (5 shares)					1,500	1,500

					21,401	21,401	5%

Hilco Plastics Holdings, LLC
(dba Hilco Technologies)	Component Manufacturing
Subordinated Debt		11.50%/4.00%	7/15/2022	8,228	8,198	7,207
Common Equity (72,507 units) (h)(j)					500	163

					8,698	7,370	2%

Hub Acquisition Sub, LLC	Promotional products
(dba Hub Pen)
Second Lien Debt (k)		12.25%/0.00%	9/23/2021	16,750	16,685	16,750
Common Equity (7,500 units)					276	902

					16,961	17,652	4%

Ice House America, LLC	Vending Equipment Manufacturing
Second Lien Debt (j)		12.00%/3.00%	1/1/2020	4,367	4,269	4,367
Warrant (1,957,895 units) (h)(j)(m)					215	234

					4,484	4,601	1%

inthinc Technology Solutions, Inc. (n)	Information Technology Services
Royalty Rights			4/24/2020		185	—	0%

IOS Acquisitions, Inc. (n)	Oil & Gas Services
Common Equity (2,152 units) (j)					103	17	0%

Jacob Ash Holdings, Inc.	Apparel Distribution
Second Lien Debt (k)		17.00%/0.00%	6/30/2018	4,000	3,999	4,000
Subordinated Debt		13.00%/0.00%	6/30/2018	510	509	510
Preferred Equity (66,138 shares) (g)		0.00%/15.00%	6/30/2018		1,238	1,152
Warrant (63,492 shares) (m)					67	—

					5,813	5,662	1%

K2 Industrial Services, Inc.	Industrial Cleaning & Coatings
Tranche A Loan		11.75%/2.50%	4/25/2022	10,304	10,270	10,304
Tranche B Loan		11.75%/7.25%	4/25/2022	2,181	2,174	2,181
Common Equity (1,673 shares)					1,268	457

					13,712	12,942	3%

The Kyjen Company, LLC
(dba Outward Hound)	Consumer Products
Second Lien Debt (k)		12.00%/0.00%	6/8/2024	14,500	14,428	14,428
Common Equity (750 shares) (j)					750	750

					15,178	15,178	4%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2017

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets

LNG Indy, LLC
(dba Kinetrex Energy)	Oil & Gas Distribution
Second Lien Debt (k)		11.50%/0.00%	9/28/2021	$5,000	$4,980	$5,000
Common Equity (1,000 units)					1,000	1,137

					5,980	6,137	2%

Marco Group International OpCo, LLC	Industrial Cleaning & Coatings
Second Lien Debt		10.50%/0.75%	1/21/2023	12,041	11,986	11,986
Common Equity (750,000 shares) (h)(j)					750	750

					12,736	12,736	3%

Mesa Line Services, LLC	Utilities: Services
Second Lien Debt (j)		10.50%/1.00%	5/31/2023	9,108	9,048	9,048
Delayed Draw Commitment ($4,000 commitment) (i)(j)		10.50%/1.00%	5/31/2019	—	(13)	—
Common Equity (500 shares) (j)					500	500

					9,535	9,548	2%

Midwest Transit Equipment, Inc.	Transportation Services
Subordinated Debt (j)		13.00%/0.00%	6/23/2022	12,005	11,286	12,005
Warrant (14,384 shares) (j)(m)					361	80
Warrant (9.59% of Junior Subordinated Notes) (j)(q)					381	405

					12,028	12,490	3%

New Era Technology, Inc.	Information Technology Services
Second Lien Debt (j)		11.00%/1.50%	9/3/2022	11,646	11,598	11,646
Common Equity (197,369 shares) (j)					750	828

					12,348	12,474	3%

NGT Acquisition Holdings, LLC
(dba Techniks Industries)	Component Manufacturing
Subordinated Debt		12.50%/0.00%	3/21/2022	11,000	10,952	11,000
Common Equity (378 units) (j)					500	470

					11,452	11,470	3%

Oaktree Medical Centre, P.C.
(dba Pain Management Associates)	Healthcare Services
First Lien Debt (j)		11.50%/0.00%	1/1/2018	571	648	631
First Lien Debt (j)		7.00%/12.00%	1/1/2018	6,849	7,437	6,438
Revolving Loan ($2,500 commitment) (j)		11.50%/0.00%	1/1/2018	2,500	2,835	2,743

					10,920	9,812	2%

OMC Investors, LLC
(dba Ohio Medical Corporation)	Healthcare Products
Second Lien Debt		12.00%/0.00%	7/15/2021	10,000	9,936	8,438
Common Equity (5,000 shares)					500	214

					10,436	8,652	2%

Palmetto Moon, LLC	Retail
First Lien Debt		11.50%/1.00%	10/31/2021	6,187	6,158	6,187
Common Equity (499 units) (j)					499	286

					6,657	6,473	2%

Plymouth Rock Energy, LLC	Business Services
Second Lien Debt (k)		11.00%/0.00%	6/30/2019	5,545	5,545	5,545	1%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2017

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets

Pugh Lubricants, LLC	Specialty Distribution
Second Lien Debt (k)		12.25%/0.00%	5/10/2022	$18,581	$18,505	$18,581
Common Equity (6,125 units) (h)(j)					612	931

					19,117	19,512	5%

Restaurant Finance Co, LLC	Restaurants
Second Lien Debt (k)(p)		15.00%/4.00%	7/31/2020	9,342	9,314	2,046	1%

Revenue Management Solutions, LLC	Information Technology Services
Subordinated Debt (k)		11.50%/1.00%	7/4/2022	8,838	8,766	8,838
Subordinated Debt (j)		7.00%/6.50%	7/4/2022	817	806	817
Common Equity (2,250,000 units)					2,250	2,571

					11,822	12,226	3%

Rohrer Corporation	Packaging
Common Equity (389 shares)					750	878	0%

SES Investors, LLC
(dba SES Foam)	Building Products Manufacturing
Second Lien Debt		13.00%/0.00%	12/29/2020	4,095	4,056	3,229
Common Equity (6,000 units) (h)(j)					600	—

					4,656	3,229	1%

Simplex Manufacturing Co.	Aerospace & Defense Manufacturing
Subordinated Debt		14.00%/0.00%	11/1/2018	4,050	4,050	4,050
Warrant (29 shares) (m)					1,155	3,240

					5,205	7,290	2%

SimplyWell, Inc.	Healthcare Services
Second Lien Debt		12.00%/1.25%	2/23/2021	10,046	10,001	10,001
Preferred Equity (309,142 shares)					500	500

					10,501	10,501	3%

Six Month Smiles Holdings, Inc.	Healthcare Products
Second Lien Debt (j)(p)		0.00%/14.50%	7/31/2020	9,395	9,377	5,041	1%

Software Technology, LLC	Information Technology Services
Subordinated Debt (k)		11.00%/0.00%	6/23/2023	8,750	8,712	8,749
Common Equity (11 units)					1,125	1,183

					9,837	9,932	3%

The Wolf Organization, LLC	Building Products Manufacturing
Common Equity (175 shares)					1,445	4,223	1%

Thermoforming Technology Group LLC
(dba Brown Machine Group)	Capital Equipment Manufacturing
Second Lien Debt (k)		12.50%/0.00%	9/14/2021	19,700	19,626	19,700
Common Equity (3,500 units) (h)(j)					169	360

					19,795	20,060	5%

Tile Redi, LLC	Building Products Manufacturing
First Lien Debt (j)(r)		11.34%/0.00%	6/16/2022	10,194	10,102	10,102	3%

Toledo Molding & Die, Inc.	Component Manufacturing
Second Lien Debt (j)		10.50%/0.00%	12/18/2018	10,000	9,964	10,000	3%

TransGo, LLC	Component Manufacturing
Second Lien Debt		13.25%/0.00%	8/28/2022	9,500	9,460	9,500
Common Equity (1,000 units)					1,000	847

					10,460	10,347	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2017

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets

United Biologics, LLC	Healthcare Services
Second Lien Debt		12.00%/2.00%	4/30/2018	$8,876	$8,866	$8,876
Preferred Equity (98,377 units) (h)(j)					1,069	879
Warrant (57,469 units) (m)					566	234

					10,501	9,989	3%

US GreenFiber, LLC	Building Products Manufacturing
Second Lien Debt (k)		12.00%/2.00%	3/1/2019	14,147	14,131	13,014
Common Equity (2,522 units) (h)(j)					586	—

					14,717	13,014	3%

US Pack Logistics LLC	Transportation Services
Second Lien Debt (k)		12.00%/1.75%	3/28/2023	7,282	7,257	7,282
Common Equity (5,833 units) (h)(j)					583	1,078
Preferred Equity (9,458 units) (h)(j)					945	966

					8,785	9,326	2%

Vanguard Dealer Services, L.L.C.	Business Services
Second Lien Debt		12.25%/0.00%	1/30/2021	11,450	11,416	11,450
Common Equity (6,000 shares)					600	946

					12,016	12,396	3%

Virginia Tile Company, LLC	Specialty Distribution
Second Lien Debt (k)		12.25%/0.00%	4/7/2022	12,000	11,971	12,000
Common Equity (17 units)					342	1,493

					12,313	13,493	4%

Worldwide Express Operations, LLC	Transportation Services
Second Lien Debt (j)(o)		10.20%/0.00%	2/3/2025	10,000	9,867	10,000
Common Equity (4,000 units) (h)(j)					4,000	4,233

					13,867	14,233	4%

Total Non-control/Non-affiliate Investments					$480,139	$468,574	121%

Total Investments					$577,794	$596,308	152%

(a)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(b)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(c)	All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.
(d)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of December 31, 2017. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
(e)	The Company’s investment portfolio is comprised entirely of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available. Therefore, the Company values all of its portfolio investments at fair value, as determined in good faith by the board of directors, using significant unobservable Level 3 inputs.
(f)	The investment bears cash interest at a variable rate that is determined by reference to one-month LIBOR, which is reset monthly. The cash interest rate is set as one-month LIBOR + 11.50% and is subject to a 12.50% interest rate floor. The Company has provided the interest rate in effect as of December 31, 2017.
(g)	Income producing. Maturity date, if any, represents mandatory redemption date.
(h)	Investment is held by a wholly-owned subsidiary of the Company, other than the Funds.
(i)	The entire commitment was unfunded at December 31, 2017. The Company is earning 0.50% interest on the unfunded balance of the commitment.
(j)	Investment pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(k)	The portion of the investment not held by the Funds is pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(l)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company. Transactions in which the issuer was an Affiliated Person are detailed in Note 3 to the consolidated financial statements.
(m)	Warrants entitle the Company to purchase a predetermined number of shares or units of common equity, and are non-income producing. The purchase price and number of shares are subject to adjustment under certain conditions until the expiration date, if any.
(n)	Investment in portfolio company that has sold its operations and is in the process of winding down.

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2017

(in thousands, except shares)

(o)	The investment bears interest at a variable rate that is determined by reference to six-month LIBOR, which is reset semi-annually. The interest rate is set as six-month LIBOR + 8.75% and is subject to a 1.00% LIBOR interest rate floor. The Company has provided the interest rate in effect as of December 31, 2017.
(p)	Investment was on non-accrual status as of December 31, 2017, meaning the Company has ceased recognizing interest income on the investment.
(q)	Warrant entitles the Company to purchase 9.59% of the outstanding principal of Junior Subordinated Notes prior to exercise, and is non-income producing.
(r)	The investment bears interest at a variable rate that is determined by reference to three-month LIBOR, which is reset quarterly. The interest rate is set as three-month LIBOR + 10.00% and is subject to a 1.00% LIBOR interest rate floor. The Company has provided the interest rate in effect as of December 31, 2017.
(s)	A portion of the investment is held by a wholly-owned subsidiary of the Company, other than the Funds.
(t)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control” this portfolio company because it owns 25% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company. Transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are detailed in Note 3 to the consolidated financial statements.

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2016

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets

Affiliate Investments (l)

Apex Microtechnology, Inc.	Electronic Components Supplier
Warrant (2,293 shares) (m)					$220	$345
Common Equity (11,690 shares)					1,168	1,876

					1,388	2,221	1%

FAR Research Inc.	Specialty Chemicals
First Lien Debt (k)		11.75%/1.00%	3/31/2019	$7,271	7,256	7,271
Revolving Loan ($1,750 commitment) (j)		11.75%/1.00%	3/31/2019	138	134	138
Common Equity (1,396 units)					1,395	1,012

					8,785	8,421	2%

Fiber Materials, Inc.	Aerospace & Defense Manufacturing
Second Lien Debt		12.00%/1.00%	5/30/2022	4,003	3,984	3,984
Common Equity (10 units)					1,000	1,000

					4,984	4,984	1%

Inflexxion, Inc.	Business Services
First Lien Debt		7.00%/6.00%	12/16/2019	4,196	4,182	3,579
Revolving Loan ($500 commitment) (j)		7.00%/6.00%	12/16/2019	159	156	136
Preferred Equity (252,046 units)					252	114
Preferred Equity (308,987 units)					309	139
Preferred Equity (1,400 units)					1,400	—

					6,299	3,968	1%

Malabar International	Aerospace & Defense Manufacturing
Subordinated Debt (k)		11.25%/2.00%	11/13/2021	7,617	7,607	7,617
Preferred Equity (1,494 shares) (g)		6.00%/0.00%	5/12/2022		1,997	5,367

					9,604	12,984	4%

Medsurant Holdings, LLC	Healthcare Services
Second Lien Debt		12.25%/0.00%	6/18/2021	6,267	6,221	6,267
Preferred Equity (126,662 units) (h)					1,346	1,505
Warrant (505,176 units) (h)(m)					4,516	5,199

					12,083	12,971	4%

Microbiology Research Associates, Inc.	Healthcare Services
Subordinated Debt		11.00%/1.50%	3/13/2022	8,538	8,516	8,538
Common Equity (1,625,731 units) (j)					1,939	2,593

					10,455	11,131	3%

Mirage Trailers LLC	Utility Equipment Manufacturing
First Lien Debt (k)(f)		12.50%/0.00%	11/25/2020	8,208	8,138	8,208
Common Equity (2,500,000 shares)					2,480	2,721

					10,618	10,929	3%

Pfanstiehl, Inc.	Healthcare Products
Subordinated Debt		10.50%/0.00%	9/29/2021	6,208	6,189	6,208
Common Equity (8,500 units) (j)					850	13,750

					7,039	19,958	6%

Pinnergy, Ltd.	Oil & Gas Services
Second Lien Debt (k)		0.00%/10.00%	1/24/2020	8,414	8,394	8,414
Common Equity - Class A-2 (42,500 units) (k)					3,000	3,000
Common Equity - Class B (1,000 units) (k)					3,000	3,000

					14,394	14,414	4%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2016

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets

Safety Products Group, LLC (n)	Safety Products Manufacturing
Preferred Equity (749 units) (h)(j)					$—	$22
Common Equity (676 units) ($2,852 commitment) (h)(j)					—	—

					—	22	0%

SES Investors, LLC
(dba SES Foam)	Building Products Manufacturing
Second Lien Debt		11.00%/0.00%	3/8/2022	$10,474	10,424	10,424
Revolving Loan ($1,500 commitment) (j)		6.00%/0.00%	3/8/2022	1,000	993	993
Common Equity (6,000 units) (h)(j)					600	600

					12,017	12,017	3%

Steward Holding LLC
(dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Second Lien Debt		12.00%/2.25%	5/12/2021	7,181	7,154	7,181
Common Equity (1,000,000 units)					1,000	678

					8,154	7,859	2%

Trantech Radiator Products, Inc.	Utility Equipment Manufacturing
Second Lien Debt (j)		12.00%/2.25%	5/31/2018	6,994	6,988	6,994
Common Equity (6,875 shares) (j)					688	242

					7,676	7,236	2%

World Wide Packaging, LLC	Consumer Products
Common Equity (1,517,573 units) (h)(j)					499	2,898	1%

Total Affiliate Investments					$113,995	$132,013	37%

Non-control/Non-affiliate Investments

Accent Food Services, LLC	Vending Equipment Manufacturing
Second Lien Debt		10.00%/1.25%	5/30/2022	$14,516	$14,436	$14,436
Common Equity (7,500 units) (h)(j)					750	750

					15,186	15,186	4%

ACFP Management, Inc. (n)	Restaurants
Common Equity (1,000,000 units) (j)					—	—	0%

Allied 100 Group, Inc.	Healthcare Products
Subordinated Debt (k)		11.50%/0.00%	5/26/2020	13,000	12,960	13,000
Common Equity (1,250,000 units) (j)					1,250	1,201

					14,210	14,201	4%

Anatrace Products, LLC	Healthcare Products
Second Lien Debt		13.00%/1.25%	6/23/2021	6,500	6,483	6,500
Common Equity (360,000 shares) (j)					—	259

					6,483	6,759	2%

Brook & Whittle Limited	Printing Services
Second Lien Debt		12.00%/4.80%	6/30/2017	8,031	8,031	8,198
Subordinated Debt		12.00%/2.00%	6/30/2017	2,342	2,342	2,342
Warrant (1,051 shares) (m)					285	263
Common Equity - Series A (148 shares)					110	37
Common Equity - Series D (527 shares)					52	125

					10,820	10,965	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2016

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets

Caldwell & Gregory, LLC	Laundry Services
Subordinated Debt		11.50%/1.00%	11/30/2018	$1,555	$1,545	$1,555
Subordinated Debt		0.00%/12.00%	5/31/2019	4,583	4,460	4,583
Common Equity (500,000 units) (h)					500	650
Warrant (242,121 units) (h)(m)					242	315

					6,747	7,103	2%

Cardboard Box LLC
(dba Anthony’s Coal Fired Pizza)	Restaurants
Common Equity (521,021 units) (j)					520	240	0%

Carlson Systems Holdings, Inc. (n)	Specialty Distribution
Common Equity (15,000 units) (j)					—	73	0%

Cavallo Bus Lines Holdings, LLC	Transportation Services
Second Lien Debt		12.00%/3.00%	4/26/2021	8,250	8,218	8,250	2%

Comprehensive Logistics Co., Inc.	Business Services
Subordinated Debt (k)		11.50%/4.50%	11/22/2021	15,075	15,001	15,001	4%

EBL, LLC (EbLens)	Retail
Common Equity (750,000 units) (h)(j)					750	2,044	1%

FDS Avionics Corp.
(dba Flight Display Systems)	Aerospace & Defense Manufacturing
Second Lien Debt		12.25%/0.00%	4/1/2020	5,200	5,184	4,237
Common Equity (200 units) (j)					2,000	312

					7,184	4,549	1%

FTH Acquisition Corp. VII	Information Technology Services
Second Lien Debt		13.00%/0.00%	3/9/2017	8,178	8,178	7,937
Preferred Equity (887,122 shares)					887	444

					9,065	8,381	2%

Grindmaster Corporation	Consumer Products
Second Lien Debt		11.50%/0.00%	10/31/2019	10,500	10,474	10,500	3%

Hilco Plastics Holdings, LLC
(dba Hilco Technologies)	Component Manufacturing
Subordinated Debt		11.50%/1.00%	7/15/2022	8,022	7,984	7,984
Common Equity (72,507 units) (h)(j)					500	500

					8,484	8,484	2%

Hub Acquisition Sub, LLC
(dba Hub Pen)	Promotional products
Second Lien Debt (k)		12.25%/0.00%	9/23/2021	11,350	11,301	11,350
Common Equity (7,500 units)					750	1,010

					12,051	12,360	3%

Ice House America, LLC	Vending Equipment Manufacturing
Second Lien Debt (j)		12.00%/3.00%	1/1/2020	4,237	4,090	4,237
Warrant (1,957,895 units) (h)(j)(m)					216	101

					4,306	4,338	1%

inthinc Technology Solutions, Inc.	Information Technology Services
Second Lien Debt ($5,000 commitment)		12.50%/0.00%	4/24/2020	4,000	3,984	4,000
Second Lien Debt		0.00%/12.50%	4/24/2020	1,178	1,039	1,141
Royalty Rights			4/24/2020		185	—

					5,208	5,141	1%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2016

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets

IOS Acquisitions, Inc. (n)	Oil & Gas Services
Common Equity (2,152 units) (j)					$103	$17	0%

Jacob Ash Holdings, Inc.	Apparel Distribution
Second Lien Debt (k)		13.00%/4.00%	6/30/2018	$4,000	3,997	4,000
Subordinated Debt		13.00%/0.00%	6/30/2018	778	773	778
Preferred Equity (66,138 shares) (g)		0.00%/15.00%	6/30/2018		1,071	1,075
Warrant (63,492 shares) (m)					67	—

					5,908	5,853	2%

K2 Industrial Services, Inc.	Industrial Cleaning & Coatings
Second Lien Debt		11.75%/2.50%	4/25/2022	10,047	10,005	10,005
Second Lien Debt		11.75%/7.25%	4/25/2022	2,027	2,019	2,019
Common Equity (1,673 shares)					1,268	553

					13,292	12,577	4%

Lightning Diversion Systems, LLC	Aerospace & Defense Manufacturing
First Lien Debt (k)		10.50%/0.00%	9/16/2021	21,204	21,114	21,204
Revolving Loan ($250 commitment) (i)		10.50%/0.00%	9/16/2021	—	(1)	—
Common Equity (600,000 units)					—	2,637

					21,113	23,841	7%

LNG Indy, LLC
(dba Kinetrex Energy)	Oil & Gas Distribution
Second Lien Debt (k)		11.50%/0.00%	9/28/2021	5,000	4,975	4,975
Common Equity (1,000 units)					1,000	1,000

					5,975	5,975	2%

Oaktree Medical Centre, P.C.
(dba Pain Management Associates)	Healthcare Services
First Lien Debt (j)		11.50%/0.00%	1/1/2018	571	614	633
First Lien Debt (j)		7.00%/12.00%	1/1/2018	6,078	6,405	4,663
Revolving Loan ($2,500 commitment) (j)		11.50%/0.00%	1/1/2018	2,500	2,526	2,768

					9,545	8,064	2%

OMC Investors, LLC
(dba Ohio Medical Corporation)	Healthcare Products
Second Lien Debt		12.00%/0.00%	7/15/2021	10,000	9,917	9,383
Common Equity (5,000 shares)					500	358

					10,417	9,741	3%

Palmetto Moon, LLC	Retail
First Lien Debt		11.50%/0.00%	10/31/2021	6,402	6,364	6,364
Common Equity (499 units)					499	499

					6,863	6,863	2%

Plymouth Rock Energy, LLC	Business Services
Second Lien Debt		11.75%/0.00%	5/14/2017	6,000	5,995	6,000	2%

Pugh Lubricants, LLC	Specialty Distribution
Second Lien Debt (k)		12.25%/0.00%	5/10/2022	12,256	12,197	12,197
Common Equity (5,000 units) (h)(j)					500	500

					12,697	12,697	4%

Restaurant Finance Co, LLC	Restaurants
Second Lien Debt (k)		12.00%/4.00%	7/31/2020	9,154	9,126	7,377	2%

Rohrer Corporation	Packaging
Subordinated Debt (k)		11.00%/1.50%	1/18/2022	16,614	16,539	16,539
Common Equity (389 shares)					750	750

					17,289	17,289	5%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2016

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets

Simplex Manufacturing Co.	Aerospace & Defense Manufacturing
Subordinated Debt (o)		14.00%/0.00%	12/9/2016	$4,050	$4,050	$4,050
Warrant (28 shares) (m)					1,041	3,787

					5,091	7,837	2%

Six Month Smiles Holdings, Inc.	Healthcare Products
Second Lien Debt (j)		6.00%/8.50%	7/31/2020	8,777	8,754	8,106	2%

Software Technology, LLC	Information Technology Services
Subordinated Debt (k)		11.00%/0.00%	6/23/2023	8,750	8,706	8,706
Common Equity (11 units)					1,125	1,125

					9,831	9,831	3%

The Wolf Organization, LLC	Building Products Manufacturing
Common Equity (175 shares)					1,455	3,102	1%

Thermoforming Technology Group LLC	Capital Equipment Manufacturing
Second Lien Debt		12.50%/0.00%	9/14/2021	14,700	14,637	14,700
Common Equity (3,500 units) (h)(j)					350	353

					14,987	15,053	4%

Toledo Molding & Die, Inc.	Component Manufacturing
Second Lien Debt (j)		10.50%/0.00%	12/18/2018	10,000	9,926	10,000	3%

United Biologics, LLC	Healthcare Services
Second Lien Debt		12.00%/2.00%	4/30/2018	8,698	8,659	8,698
Preferred Equity (98,377 units) (h)(j)					1,069	729
Warrant (57,469 units) (m)					566	191

					10,294	9,618	3%

US GreenFiber, LLC	Building Products Manufacturing
Second Lien Debt (k)		12.50%/0.00%	1/2/2019	14,000	13,968	14,000
Common Equity (1,667 units) (h)(j)					500	574

					14,468	14,574	4%

US Pack Logistics LLC	Transportation Services
Second Lien Debt (k)		12.00%/1.75%	9/27/2020	14,027	13,923	14,027
Common Equity (5,357 units) (h)(j)					583	675

					14,506	14,702	4%

Vanguard Dealer Services, L.L.C.	Business Services
Subordinated Debt		12.25%/0.00%	1/30/2021	11,450	11,405	11,450
Common Equity (6,000 shares)					600	907

					12,005	12,357	3%

Virginia Tile Company, LLC	Specialty Distribution
Second Lien Debt (k)		12.25%/0.00%	4/7/2022	12,000	11,962	12,000
Common Equity (17 units)					342	1,220

					12,304	13,220	4%

Worldwide Express Operations, LLC	Transportation Services
Subordinated Debt		11.50%/1.00%	8/1/2020	17,468	17,368	17,559
Common Equity (2,500,000 units) (h)(j)					2,500	6,613

					19,868	24,172	7%

Total Non-control/Non-affiliate Investments					$386,519	$392,441	111%

Total Investments					$500,514	$524,454	148%

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

Note 1. Organization and Nature of Business

Fidus Investment Corporation (“FIC,” and together with its subsidiaries, the “Company”), a Maryland Corporation, operates as an externally managed, closed-end, non-diversified business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). FIC completed its initial public offering, or IPO, in June 2011. In addition, for federal income tax purposes, the Company elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company provides customized debt and equity financing solutions to lower middle-market companies, and may make investments directly or through its two wholly-owned investment company subsidiaries, Fidus Mezzanine Capital, L.P. (“Fund I”) and Fidus Mezzanine Capital II, L.P. (“Fund II”) (collectively Fund I and Fund II are referred to as the “Funds”). The Funds are licensed by the U.S. Small Business Administration (the “SBA”) as small business investment companies (“SBIC”). The SBIC licenses allow the Funds to obtain leverage by issuing SBA-guaranteed debentures (“SBA debentures”), subject to the issuance of leverage commitments by the SBA and other customary procedures. As SBICs, the Funds are subject to a variety of regulations and oversight by the SBA under the Small Business Investment Act of 1958, as amended (the “SBIC Act”), concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments.

We believe that utilizing both FIC and the Funds as investment vehicles provides us with access to a broader array of investment opportunities. Given our access to lower cost capital through the SBA’s SBIC debenture program, we expect that the majority of our investments will continue to be made through the Funds until the Funds reach their borrowing limit under the program. For three or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350,000.

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

Investment risks: The Company’s investments are subject to a variety of risks. These risks may include, but are not limited to the following:

•

Market risk—Many of the Company’s portfolio companies may be unseasoned, unprofitable and/or have no established operating history or earnings. These companies may also lack technical, marketing, financial, and other resources or may be dependent upon the success of one product or service, a unique distribution channel, or the effectiveness of a manager or management team. The failure of this one product, service or distribution channel, or the loss or the ineffectiveness of a key executive or executives within the management team may have a materially adverse impact on such companies. Furthermore, these companies may be more vulnerable to competition and to overall economic conditions than larger, more established entities.

•	Credit risk—Credit risk represents the risk that the Company would incur if the counterparties failed to perform pursuant to the terms of their agreements with the Company.

•	Liquidity risk—Liquidity risk represents the possibility that the Company may not be able to sell its investments quickly or at a reasonable price (given the lack of an established market).

•	Interest rate risk—Interest rate risk represents the likelihood that a change in interest rates could have an adverse impact on the fair value of an interest-bearing financial instrument.

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

Investment classification: The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in those companies where the Company owns more than 25% of the voting securities of such company or has rights to maintain greater than 50% of the board representation. Under the 1940 Act, “Affiliate Investments” are defined as investments in those companies where the Company owns between 5% and 25% of the voting securities of such company. “Non-Control/Non-Affiliate Investments” are those that neither qualify as Control Investments nor Affiliate Investments. Transfers between classifications are assumed to have occurred at the beginning of the quarter during which the investment was reclassified.

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

Deferred equity offering costs: Deferred equity offering costs include registration expenses related to shelf filings, including expenses related to the launch of the ATM Program. These expenses primarily consist of U.S. Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These expenses are included in prepaid assets and are charged to additional paid-in capital upon the receipt of proceeds from an equity offering or charged to expense if no offering is completed.

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

Income taxes: The Company has elected to be treated as a RIC under Subchapter M of the Code, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to stockholders. To maintain the tax treatment of a RIC, the Company is required to timely distribute to its stockholders at least 90.0% of “investment company taxable income,” as defined by Subchapter M of the Code, each year. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year; however, the Company will pay a 4.0% excise tax if it does not distribute at least 98.0% of the current year’s ordinary taxable income. Any such carryover taxable income must be distributed through a dividend declared prior to the later of the date on which the final tax return related to the year in which the Company generated such taxable income is filed or the 15th day of the 10th month following the close of such taxable year. In addition, the Company will be subject to federal excise tax if it does not distribute at least 98.2% of its net capital gains realized, computed for any one year period ending October 31.

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

ASC Topic 740—Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax provision, if any. There were no material uncertain income tax positions at December 31, 2017 and 2016. The Company’s tax returns are generally subject to examination by U.S. federal and most state tax authorities for a period of three years from the date the respective returns are filed, and, accordingly, the Company’s 2014 through 2016 tax years remain subject to examination.

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

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if the Company declares a cash dividend, the Company’s stockholders who have not “opted out” of the DRIP at least two days prior to the dividend payment date will have their cash dividend automatically reinvested into additional shares of the Company’s common stock. The Company has the option to satisfy the share requirements of the DRIP through the issuance of new shares of common stock or through open market purchases of common

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except shares and per share data)

stock by the DRIP plan administrator. Newly issued shares are valued based upon the final closing price of the Company’s common stock on a date determined by the Board. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator before any associated brokerage or other costs. See Note 9 to the consolidated financial statements regarding dividend declarations and distributions.

Earnings and net asset value per share: The earnings per share calculations for the years ended December 31, 2017 and 2016, are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Stock repurchase plan: The Company has an open market stock repurchase program (the “Program”) under which the Company may acquire up to $5,000 of its outstanding common stock. Under the Program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by the Company’s management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 30, 2017, the Board extended the Program through December 31, 2018, or until the approved dollar amount has been used to repurchase shares. The Program does not require the Company to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Program. The Program may be suspended, extended, modified or discontinued at any time. The Company did not make any repurchases of common stock during the years ended December 31, 2017 or 2016.

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

As of December 31, 2017, the Company had active investments in 60 portfolio companies and residual investments in three portfolio companies that have sold their underlying operations. The aggregate fair value of the total portfolio was $596,308 and the weighted average effective yield on the Company’s debt investments was 13.0% as of such date. As of December 31, 2017, the Company held equity investments in 87.3% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 7.7%.

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

The weighted average yield of the Company’s debt investments is not the same as a return on investment for its stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of all of the Company’s and its subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of December 31, 2017 and 2016, including accretion of OID and loan origination fees, but excluding investments on non-accrual status, if any.

Purchases of debt and equity investments for the years ended December 31, 2017, 2016 and 2015, totaled $214,681, $197,801, and $136,380, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the years ended December 31, 2017, 2016, and 2015 totaled $163,656, $137,508, and $94,686, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except shares and per share data)

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
Second Lien Debt	$341,279	57.3%	$272,987	52.1%	$357,585	62.0%	$276,048	55.2%
Subordinated Debt	126,481	21.2	114,460	21.8	126,465	21.9	114,040	22.8
First Lien Debt	28,911	4.8	55,957	10.7	31,921	5.5	57,881	11.6
Equity	84,585	14.2	70,849	13.5	53,915	9.3	45,207	9.0
Warrants	15,052	2.5	10,201	1.9	7,723	1.3	7,153	1.4
Royalty rights	—	—	—	—	185	—	185	—

Total	$596,308	100.0%	$524,454	100.0%	$577,794	100.0%	$500,514	100.0%

All investments made by the Company as of December 31, 2017 and 2016, were made in portfolio companies headquartered in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
Midwest	$167,967	28.2%	$166,412	31.6%	$161,809	28.1%	$153,456	30.7%
Southeast	130,237	21.8	122,633	23.4	130,694	22.6	130,107	26.0
Northeast	107,814	18.1	98,470	18.8	105,267	18.2	94,481	18.9
West	63,396	10.6	73,703	14.1	53,970	9.3	63,717	12.7
Southwest	126,894	21.3	63,236	12.1	126,054	21.8	58,753	11.7

Total	$596,308	100.0%	$524,454	100.0%	$577,794	100.0%	$500,514	100.0%

The following table shows portfolio composition by type and by geographic region at fair value as a percentage of net assets.

By Type			By Geographic Region
	December 31, 2017	December 31, 2016		December 31, 2017	December 31, 2016
Second Lien Debt	86.9%	77.1%	Midwest	42.8%	46.9%
Subordinated Debt	32.3	32.3	Southeast	33.2	34.6
First Lien Debt	7.5	15.7	Northeast	27.5	27.8
Equity	21.5	20.0	West	16.2	20.8
Warrants	3.8	2.9	Southwest	32.3	17.9
Royalty rights	—	—

Total	152.0%	148.0%	Total	152.0%	148.0%

As of December 31, 2017 and 2016, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio on a fair value or cost basis. As of December 31, 2017, there were investments in two portfolio companies on non-accrual status, which had an aggregate cost and fair value of $18,691 and $7,087, respectively. As of December 31, 2016, there were no investments on non-accrual status.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except shares and per share data)

Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of control and affiliate investments as of December 31, 2016 and any additions and reductions made to such investments during the year ended December 31, 2017, the ending fair value as of December 31, 2017, and the total investment income earned on such investments during the period.

Portfolio Company (1) (2)	December 31, 2016 Fair Value	Purchases (Cost)	Sales and Repayments (Cost)	Interest and Dividend Income Paid- in-kind	Accretion of OID and Origination Fees	Net Realized Gains (Losses)	Net Unrealized Appreciation (Depreciation)	December 31, 2017 Fair Value	Total Investment Income (3)
Control Investments
FDS Avionics Corp. (4)
(dba Flight Display Systems)	$—	$6,141	$—	$152	$1	$—	$(1,571)	$4,723	$208

Total Control Investments	$—	$6,141	$—	$152	$1	$—	$(1,571)	$4,723	$208

Affiliate Investments
Apex Microtechnology, Inc.	$2,221	$—	$—	$—	$—	$—	$1,179	$3,400	$252
FAR Research Inc.	8,421	—	(7,436)	27	21	—	414	1,447	710
FDS Avionics Corp. (4)
(dba Flight Display Systems)	—	7,548	(5,393)	205	2	(2,362)	—	—	444
Fiber Materials, Inc.	4,984	—	—	41	3	—	854	5,882	534
Inflexxion, Inc.	3,968	400	(100)	297	6	—	(1,761)	2,810	607
Malabar International	12,984	—	(16,576)	116	13	6,843	(3,380)	—	1,301
Medsurant Holdings, LLC	12,971	2,544	—	—	10	—	6,100	21,625	892
Microbiology Research Associates, Inc.	11,131	—	—	129	3	—	1,192	12,455	1,078
Mirage Trailers LLC	10,929	—	(2,384)	48	23	—	340	8,956	1,051
Pfanstiehl, Inc.	19,958	—	—	—	4	—	(4,684)	15,278	836
Pinnergy, Ltd.	14,414	—	—	886	7	—	12,614	27,921	918
Rhino Assembly Company, LLC	—	4,233	—	14	1	—	—	4,248	238
Safety Products Group, LLC	22	—	21	—	—	(21)	(10)	12	47
SES Investors, LLC (5)
(dba SES Foam)	12,017	500	(12,531)	—	14	—	—	—	952
Steward Holding LLC
(dba Steward Advanced Materials)	7,859	—	—	200	7	—	(184)	7,882	1,126
Trantech Radiator Products, Inc.	7,236	—	—	—	3	—	(532)	6,707	1,034
World Wide Packaging, LLC	2,898	—	—	—	—	—	1,490	4,388	263

Total Affiliate Investments	$132,013	$15,225	$(44,399)	$1,963	$117	$4,460	$13,632	$123,011	$12,283

(1)	The investment type, industry, principal amount, ownership detail for equity investments, and if the investment is income producing is disclosed in the consolidated schedule of investments.
(2)	Transfers between classifications are assumed to have occurred at the beginning of the quarter during which the investment was reclassified.
(3)	Represents the total amount of interest, fees and dividends included in 2017 income for the portion of the year ended December 31, 2017 that the portfolio company was categorized in the Control or Affiliate category, as applicable.
(4)	Portfolio company was transferred to Control investments from Affiliate investments in the fourth quarter of 2017, and earlier in the year from Non-control/Non-affiliate investments to Affiliate investments in the second quarter of 2017. The cost at the time of the respective transfers is included in the purchases column. The cost at the time of the transfer from Affiliate investments to Control investments is also included in the sales and repayments column of the Affiliate category. The accumulated net unrealized appreciation (depreciation) at the time of the respective transfers was reclassified to the new classification.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except shares and per share data)

(5)	Portfolio company was transferred from Affiliate investments to Non-control/Non-affiliate investments during the year ended December 31, 2017. The cost at the time of transfer is included in the sales and repayments column, and the accumulated net unrealized (depreciation) at the time of transfer was reclassified to the new classification.

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

•

the Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result it is not in the Company’s stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where the Company determines that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. The Board consulted with the independent valuation firm(s) in arriving at the Company’s determination of fair value for 18 and 13 of its portfolio company investments, representing 32.0% and 30.5% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended December 31, 2017 and 2016, respectively) as of December 31, 2017 and 2016, respectively.

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

For the Company’s debt investments the primary valuation technique used to estimate the fair value is the discounted cash flow method. However, if there is deterioration in credit quality or a debt investment is in workout status, the Company may consider other methods in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except shares and per share data)

be received in a liquidation analysis. The Company’s discounted cash flow models estimate a range of fair values by applying an appropriate discount rate to the future cash flow streams of its debt investments, based on future interest and principal payments as set forth in the associated loan agreements. The Company prepares a weighted average cost of capital for use in the discounted cash flow model for each investment, based on factors including, but not limited to: current pricing and credit metrics for similar proposed or executed investment transactions of private companies; the portfolio company’s historical financial results and outlook; and the portfolio company’s current leverage and credit quality as compared to leverage and credit quality as of the date the investment was made. The Company may also consider the following factors when determining the fair value of debt investments: the portfolio company’s ability to make future scheduled payments; prepayment penalties and other fees; estimated remaining life; the nature and realizable value of any collateral securing such debt investment; and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made. The Company estimates the remaining life of its debt investments to generally be the legal maturity date of the instrument, as the Company generally intends to hold its loans to maturity. However, if the Company has information available to it that the loan is expected to be repaid in the near term, it would use an estimated remaining life based on the expected repayment date.

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

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the years ended December 31, 2017 and 2016.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except shares and per share data)

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the years ended December 31, 2017 and 2016:

	Second Lien Debt	Subordinated Debt	First Lien Debt	Equity	Warrants	Royalty Rights	Total
Balance, December 31, 2015	$225,306	$89,604	$74,042	$44,899	$9,233	$185	$443,269
Net realized (losses) gains on investments	(11,131)	(2,926)	—	497	(275)	—	(13,835)
Net change in unrealized appreciation (depreciation) on investments	3,760	2,981	(1,854)	23,394	913	(185)	29,009
Purchase of investments	99,293	55,000	26,600	16,577	331	—	197,801
Proceeds from sales and repayments of investments	(47,189)	(31,527)	(44,102)	(14,689)	(1)	—	(137,508)
Interest and dividend income paid-in-kind	2,945	1,391	882	162	—	—	5,380
Proceeds from loan origination fees	(609)	(287)	(128)	—	—	—	(1,024)
Accretion of loan origination fees	424	181	517	6	—	—	1,128
Accretion of original issue discount	188	43	—	3	—	—	234

Balance, December 31, 2016	$272,987	$114,460	$55,957	$70,849	$10,201	$—	$524,454
Net realized gains (losses) on investments	(376)	—	—	17,519	761	—	17,904
Net change in unrealized (depreciation) appreciation on investments	(13,307)	(404)	(1,024)	5,028	4,281	—	(5,426)
Purchase of investments	127,169	61,758	10,894	14,004	856	—	214,681
Proceeds from sales and repayments of investments	(55,581)	(51,312)	(32,725)	(22,991)	(1,047)	—	(163,656)
Interest and dividend income paid-in-kind	4,569	1,845	1,128	164	—	—	7,706
Proceeds from loan origination fees	(761)	(349)	(102)	—	—	—	(1,212)
Accretion of loan origination fees	405	305	754	8	—	—	1,472
Accretion of original issue discount	203	178	—	4	—	—	385
Transfers from first lien debt to second lien debt	5,971	—	(5,971)	—	—	—	—
Balance, December 31, 2017	$341,279	$126,481	$28,911	$84,585	$15,052	$—	$596,308

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except shares and per share data)

Net change in unrealized appreciation of $4,700 and $12,619 for the years ended December 31, 2017 and 2016, respectively, was attributable to Level 3 investments held at December 31, 2017 and 2016, respectively.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of December 31, 2017 and 2016. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at December 31, 2017	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Second Lien Debt	$332,539	Discounted cash flow	Weighted average cost of capital	10.6% - 44.7% (14.6%)
	8,740	Enterprise value	EBITDA multiples	2.2x - 6.0x (5.1x)
Subordinated Debt	126,481	Discounted cash flow	Weighted average cost of capital	10.9% - 20.8% (13.6%)
First Lien Debt	16,289	Discounted cash flow	Weighted average cost of capital	11.8% - 13.1% (12.3%)
	9,812	Enterprise value	EBITDA multiples	5.5x - 5.5x (5.5x)
	2,810	Enterprise value	Revenue multiples	0.5x - 0.5x (0.5x)
Equity investments:
Equity	84,585	Enterprise value	EBITDA multiples	4.0x - 17.3x (7.8x)
Warrants	15,052	Enterprise value	EBITDA multiples	4.0x - 9.5x (7.7x)
Royalty Rights	—	Discounted cash flow	Weighted average cost of capital	N/A

	Fair Value at December 31, 2016	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Second Lien Debt	$264,573	Discounted cash flow	Weighted average cost of capital	10.9% - 26.5% (14.8%)
	8,414	Enterprise value	Asset coverage	85.0% - 95.0% (87.3%)
Subordinated Debt	114,460	Discounted cash flow	Weighted average cost of capital	10.9% - 17.7% (13.6%)
First Lien Debt	47,892	Discounted cash flow	Weighted average cost of capital	10.9% - 21.0% (12.6%)
	8,065	Enterprise value	Asset coverage	80.0% - 92.2% (84.2%)
Equity investments:
Equity	64,596	Enterprise value	EBITDA multiples	5.0x - 12.9x (7.8x)
	6,253	Enterprise value	Revenue multiples	0.7x - 0.7x (0.7x)
Warrants	10,201	Enterprise value	EBITDA multiples	5.5x - 9.5x (6.6x)
Royalty Rights	—	Discounted cash flow	Weighted average cost of capital	N/A

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, interest receivable and accounts payable and other liabilities approximate the fair value of such items due to the short maturity of such instruments. The Company’s borrowings under the Credit Facility (as defined in Note 6) and SBA debentures are recorded at their respective carrying values. The fair value of borrowings under the Credit Facility, if valued under ASC Topic 820, are based on a market yield

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except shares and per share data)

approach and current interest rates, which are Level 3 inputs to the market yield model, and is estimated to be $11,500 as of December 31, 2017, which is the same as the Company’s carrying value of the borrowings. There were no borrowings outstanding under the Credit Facility as of December 31, 2016. As of December 31, 2017 and 2016, the fair value of the Company’s SBA debentures, if valued under ASC Topic 820 using Level 3 inputs, is estimated to be $231,300 and $224,000, respectively, which is the same as the Company’s carrying value of the debentures. The fair value of SBA debentures is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures.

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

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents, but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement for the years ended December 31, 2017, 2016 and 2015 totaled $9,788, $8,254 and $7,545, respectively. As of December 31, 2017 and 2016, the base management fee payable was $2,586 and $2,211, respectively; such amounts are reported in the management and incentive fees payable – due to affiliate line on the consolidated statements of assets and liabilities.

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (defined below) and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee and excise taxes on realized gains). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market discount, debt instruments with PIK income, preferred stock with PIK dividends and zero-coupon securities), accrued income the Company has not yet received in cash. The Investment Advisor is not under any obligation to reimburse the Company for any part of the incentive fee it receives that was based on accrued interest that the Company never collects.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee for the years ended December 31, 2017, 2016 and 2015 totaled $8,913, $7,375 and $6,582, respectively. As of December 31, 2017 and 2016, the income incentive fee payable was $2,154 and $2,197, respectively; such amounts are reported in the management and incentive fees payable – due to affiliate line on the consolidated statements of assets and liabilities.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the IPO, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee to be paid for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of both December 31, 2017 and 2016, the capital gains incentive fee payable was $0. The aggregate amount of capital gains incentive fees paid from the IPO through December 31, 2017 is $348.

In addition, the Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation). During the years ended December 31, 2017, 2016 and 2015, the Company accrued (reversed) capital gains incentive fees

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except shares and per share data)

of $2,055, $2,994, and $(101), respectively. As of December 31, 2017 and 2016, the accrued capital gains incentive fee payable was $6,477 and $4,422, respectively; such amounts are reported in the management and incentive fees payable – due to affiliate line on the consolidated statements of assets and liabilities.

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

Administration Agreement: The Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 1, 2017, the Board approved the renewal of the Administration Agreement through June 20, 2018. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides clerical, bookkeeping, and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies to which the Company is required to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies, including “dead deal” expenses. Under the Administration Agreement, administrative expenses for services provided for the years ended December 31, 2017, 2016 and 2015 totaled $1,428, $1,422 and $1,465, respectively. Accrued administrative expenses are reported in the administration fee payable and other – due to affiliate line on the consolidated statements of assets and liabilities.

Note 6. Debt

Revolving Credit Facility: On June 16, 2014, FIC entered into a senior secured revolving credit agreement (the “Credit Facility”) with ING Capital LLC (“ING”), as the administrative agent, collateral agent, and lender. The Credit Facility has a commitment of $50,000 with an accordion feature that allows for an increase in the total commitments up to $75,000, subject to certain conditions and the satisfaction of specified financial covenants. The Credit Facility is secured by certain portfolio investments held by the Company, but portfolio investments held by the Funds are not collateral for the Credit Facility. On December 29, 2017, the Company entered into an amendment to the Credit Facility to, among other things, extend the maturity date from June 16, 2018 to June 16, 2019.

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

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of December 31, 2017 and 2016, the Company was in compliance in all material respect with the terms of the Credit Facility.

As of December 31, 2017 and 2016, the Company had outstanding borrowings under the Credit Facility of $11,500 and zero, respectively. For the years ended December 31, 2017, 2016 and 2015, interest and fees related to the Credit Facility amounted to $874, $980 and $1,069, respectively, which are included in interest and financing expenses on the consolidated statements of operation. As of December 31, 2017 and 2016, accrued interest and fees payable related to the Credit Facility totaled $136 and $127, respectively.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs; such debentures have 10-year terms with the entire principal balance due at maturity and are guaranteed by the SBA. Approved SBA debenture commitments that were unused as of December 31, 2017 and 2016 were $27,000 and $51,000, respectively. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except shares and per share data)

As of December 31, 2017 and 2016, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling Date (1)	Maturity Date	Fixed Interest Rate	December 31, 2017	December 31, 2016
3/26/2008	3/1/2018	6.188%	$—	$24,750
9/24/2008	9/1/2018	6.442	—	11,950
3/25/2009	3/1/2019	5.337	14,750	19,750
9/23/2009	9/1/2019	4.950	10,000	10,000
3/24/2010	3/1/2020	4.825	13,000	13,000
9/22/2010	9/1/2020	3.932	12,500	12,500
3/29/2011	3/1/2021	4.801	1,550	1,550
9/21/2011	9/1/2021	3.594	3,250	3,250
3/21/2012	3/1/2022	3.483	3,250	3,250
3/21/2012	3/1/2022	3.051	19,000	19,000
9/19/2012	9/1/2022	2.530	11,000	11,000
9/19/2012	9/1/2022	3.049	11,500	11,500
3/27/2013	3/1/2023	3.155	3,000	3,000
9/24/2014	9/1/2024	3.775	1,000	1,000
3/25/2015	3/1/2025	3.321	5,500	5,500
3/25/2015	3/1/2025	3.277	22,500	22,500
9/23/2015	9/1/2025	3.571	16,700	16,700
3/23/2016	3/1/2026	3.267	1,500	1,500
3/23/2016	3/1/2026	3.249	21,800	21,800
9/21/2016	9/1/2026	2.793	500	500
3/29/2017	3/1/2027	3.587	10,000	10,000
9/20/2017	9/1/2027	3.260	1,000	—
9/20/2017	9/1/2027	3.190	33,000	—
(2)	(2)	(2)	10,000	—
(2)	(2)	(2)	5,000	—

Total outstanding SBA debentures			$231,300	$224,000

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)	The Company issued $15,000 in SBA debentures which will pool in March 2018. Until the pooling date, the debentures bear interest at a fixed rate interim interest rate of approximately 2.515%. The Company expects the current interim interest rate will reset to a higher long-term fixed rate on the pooling date.

Interest on SBA debentures is payable semi-annually on March 1 and September 1. For the years ended December 31, 2017, 2016, and 2015, interest and fees on outstanding SBA debentures amounted to $9,019, $9,614, and $8,359, respectively, which are included in interest and financing expenses on the consolidated statements of operations. As of December 31, 2017 and 2016, accrued interest and fees payable related to the SBA debentures totaled $2,576 and $2,995, respectively.

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations using the effective interest method, over the term of the respective financing instrument. Deferred

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except shares and per share data)

financing cost amortization for the years ended December 31, 2017, 2016 and 2015 was $1,245, $1,112 and $1,010, respectively. Deferred financing costs related to the Credit Facility and SBA debentures as of December 31, 2017 and 2016, were as follows:

	December 31, 2017			December 31, 2016
	SBA debentures	Credit Facility	Total	SBA debentures	Credit Facility	Total
SBA debenture commitment fees	$3,000	$—	$3,000	$2,750	$—	$2,750
SBA debenture leverage fees	6,621	—	6,621	5,433	—	5,433
Credit Facility upfront fees	—	1,495	1,495	—	1,284	1,284

Total deferred financing costs	9,621	1,495	11,116	8,183	1,284	9,467
Less: accumulated amortization	(4,981)	(1,170)	(6,151)	(4,084)	(822)	(4,906)

Unamortized deferred financing costs	$4,640	$325	$4,965	$4,099	$462	$4,561

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures and Credit Facility liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
	SBA debentures	Credit Facility	Total	SBA debentures	Credit Facility	Total
Outstanding debt	$231,300	$11,500	$242,800	$224,000	$—	$224,000
Less: unamortized deferred financing costs	(4,640)	(325)	(4,965)	(4,099)	(462)	(4,561)

Debt, net of unamortized deferred financing costs	$226,660	$11,175	$237,835	$219,901	$(462)	$219,439

The weighted average interest rate for all SBA debentures and borrowings outstanding under the Credit Facility as of December 31, 2017 and December 31, 2016 was 3.6% and 4.1%, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except shares and per share data)

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to portfolio companies to fund various undrawn revolving loans, other credit facilities and capital commitments totaling $8,352 and $6,566 as of December 31, 2017 and December 31, 2016, respectively. Such outstanding commitments are summarized in the following table:

	December 31, 2017		December 31, 2016
Portfolio Company — Investment	Total Commitment	Unfunded Commitment	Total Commitment	Unfunded Commitment
FAR Research Inc. — Revolving Loan	$—	$—	$1,750	$1,614
Inflexxion, Inc. — Revolving Loan	275	—	500	350
inthinc Technology Solutions, Inc. — Second Lien Debt	—	—	5,000	1,000
Lightning Diversion Systems, LLC — Revolving Loan	—	—	250	250
Mesa Line Services, LLC — Delayed Draw Commitment	4,000	4,000	—	—
Oaktree Medical Centre, P.C. — Revolving Loan	2,500	—	2,500	—
Rhino Assembly Company, LLC — Delayed Draw Commitment	1,500	1,500	—	—
Safety Products Group, LLC — Common Equity	2,852	2,852	2,852	2,852
SES Investors, LLC (dba SES Foam) — Revolving Loan	—	—	1,500	500

Total	$11,127	$8,352	$14,352	$6,566

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except shares and per share data)

On August 21, 2014, the Company entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which the Company could sell, by means of at-the-market offerings from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50,000 (the “ATM Program”). The gross proceeds raised, the related sales agent commission, the offering expenses and the average price at which shares were issued under the ATM Program during the last three fiscal years are as follows:

Year Ended December 31, 2015	Number of Shares	Gross Proceeds	Underwriting Fees and Commissions and Offering Costs	Average Offering Price
First Quarter ended March 31, 2015	49,193	$819	$16	$16.65
Second Quarter ended June 30, 2015	141,430	2,347	50	16.60
Third Quarter ended September 30, 2015	—	—	—	—
Fourth Quarter ended December 31, 2015	—	—	—	—

Total	190,623	$3,166	$66	$16.61

Year Ended December 31, 2016
First Quarter ended March 31, 2016	—	$—	$—	$—
Second Quarter ended June 30, 2016	—	—	—	—
Third Quarter ended September 30, 2016	—	—	—	—
Fourth Quarter ended December 31, 2016	—	—	—	—

Total	—	$—	$—	$—

Year Ended December 31, 2017
First Quarter ended March 31, 2017	—	$—	$—	$—
Second Quarter ended June 30, 2017	—	—	—	—
Third Quarter ended September 30, 2017	—	—	—	—
Fourth Quarter ended December 31, 2017	—	—	—	—

Total	—	$—	$—	$—

See Note 9 for additional information regarding the issuance of shares under the DRIP.

As of December 31, 2017 and 2016, the Company had 24,507,940 and 22,446,076 shares of common stock outstanding, respectively.

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the last three fiscal years.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except shares and per share data)

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distribution	Cash Distribution	DRIP Shares Value	DRIP Shares	DRIP Share Issue Price
Fiscal Year Ended December 31, 2015:
2/17/2015	3/12/2015	3/26/2015	$0.38	$6,099	$5,886	$213	12,922	$16.46
5/5/2015	6/11/2015	6/25/2015	0.38	6,176	5,968	208	12,883	16.18
5/5/2015 (1)	6/11/2015	6/25/2015	0.02	325	314	11	678	16.18
8/3/2015	9/17/2015	9/25/2015	0.39	6,345	6,097	248	16,985	14.61
11/2/2015 (1)	11/27/2015	12/11/2015	0.04	651	624	27	2,034	13.43
11/2/2015	12/4/2015	12/18/2015	0.39	6,351	6,157	194	13,570	14.29

			$1.60	$25,947	$25,046	$901	59,072

Fiscal Year Ended December 31, 2016:
2/16/2016	3/11/2016	3/25/2016	$0.39	$6,357	$6,177	$180	11,631	15.49
5/2/2016	6/10/2016	6/24/2016	0.39	7,337	7,143	194	12,722	15.25
8/1/2016	9/9/2016	9/23/2016	0.39	7,488	7,293	195	12,340	15.76
11/1/2016	12/2/2016	12/16/2016	0.39	8,585	8,386	199	12,381	16.08
11/1/2016 (1)	12/2/2016	12/16/2016	0.04	880	860	20	1,270	16.08

			$1.60	$30,647	$29,859	$788	50,344

Fiscal Year Ended December 31, 2017:
2/14/2017	3/10/2017	3/24/2017	$0.39	$8,754	$8,556	$198	11,500	17.17
5/1/2017	6/9/2017	6/23/2017	0.39	8,758	8,582	176	10,548	16.74
7/31/2017	9/8/2017	9/22/2017	0.39	9,548	9,353	195	12,256	15.90
10/30/2017	12/20/2017	12/27/2017	0.39	9,552	9,343	209	13,659	15.30
10/30/2017(1)	12/20/2017	12/27/2017	0.04	980	959	21	1,401	15.30

			$1.60	$37,592	$36,793	$799	49,364

(1)	Special dividend.

Since the Company’s IPO, dividends and distributions to stockholders total $167,300 or $10.56 per share.

There were no deemed distributions during the years 2017, 2016, or 2015. See Note 12 for further discussion regarding deemed distributions.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except shares and per share data)

Note 10. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2017, 2016, 2015, 2014 and 2013:

	Year Ended December 31,
	2017	2016	2015	2014	2013
Per share data:
Net asset value at beginning of period	$15.76	$15.17	$15.16	$15.35	$15.32
Net investment income (1)	1.43	1.45	1.64	1.62	1.43
Net realized gain (loss) on investments, net of tax benefit (refund) (1)	0.67	(0.77)	0.58	(1.18)	2.22
Net unrealized (depreciation) appreciation on investments (1)	(0.23)	1.59	(0.62)	0.92	(1.64)

Total increase from investment operations (1)	1.87	2.27	1.60	1.36	2.01
Accretive (dilutive) effect of share issuances	0.02	(0.05)	0.02	0.19	0.18
Dividends to stockholders	(1.60)	(1.60)	(1.60)	(1.72)	(1.94)
Taxes paid on deemed distribution	—	—	—	—	(0.21)
Other (2)	—	(0.03)	(0.01)	(0.02)	(0.01)

Net asset value at end of period	$16.05	$15.76	$15.17	$15.16	$15.35

Market value at end of period	$15.18	$15.73	$13.69	$14.85	$21.74

Shares outstanding at end of period	24,507,940	22,446,076	16,300,732	16,051,037	13,755,232
Weighted average shares outstanding during the period	23,527,188	18,283,715	16,201,449	14,346,438	13,524,368
Net assets at end of period	$393,273	$353,785	$247,362	$243,263	$211,125
Average net assets (6)	$376,292	$289,453	$245,705	$222,736	$209,136
Ratios to average net assets:
Total expenses (4)(7)	9.2%	11.5%	11.1%	10.1%	10.6%
Net investment income (5)	8.9%	9.2%	10.8%	10.5%	9.2%
Total return (3)	6.7%	26.6%	3.0%	(23.8)%	44.0%
Portfolio turnover ratio	29.5%	29.3%	22.5%	18.9%	44.9%
Supplemental Data:
Average debt outstanding	$219,920	$221,200	$199,340	$152,700	$144,500
Average debt per share (1)	$9.35	$12.10	$12.30	$10.64	$10.68

(1)	Weighted average per share data.
(2)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	The total return for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 equals the change in the market value of the Company’s common stock per share during the period plus dividends paid per share during the period, divided by the market value per share at the beginning of the period.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except shares and per share data)

(4)	The total expenses to average net assets ratio is calculated using the total expenses caption as presented on the consolidated statements of operations, which includes incentive fee and excludes the income tax provision.
(5)	The net investment income to average net assets ratio is calculated using the net investment income caption as presented on the consolidated statements of operations, which includes incentive fee.
(6)	Average net assets is calculated as the average of the net asset balances as of each quarter end during the fiscal year and the prior year end.
(7)	The following is a schedule of supplemental expense ratios to average net assets:

	Year Ended December 31,
Ratio to average net assets:	2017	2016	2015	2014	2013
Expenses other than incentive fee	6.3%	7.9%	8.5%	7.9%	7.4%
Incentive fee	2.9%	3.6%	2.6%	2.2%	3.2%

Total expenses	9.2%	11.5%	11.1%	10.1%	10.6%

Note 11. Selected Quarterly Financial Data (unaudited)

	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total investment income	$16,228	$17,271	$18,048	$17,068
Net investment income	7,859	8,942	9,189	7,687
Net increase in net assets from operations	9,532	9,957	12,055	12,407
Net investment income per share	0.35	0.39	0.38	0.31
Net increase in net assets from operations per share	0.42	0.44	0.49	0.51
Net asset value per share at end of period	15.80	15.87	15.97	16.05

	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total investment income	$14,691	$13,832	$14,431	$17,275
Net investment income	7,082	4,943	6,735	7,841
Net increase in net assets from operations	7,540	12,793	8,594	12,643
Net investment income per share	0.43	0.29	0.35	0.39
Net increase in net assets from operations per share	0.46	0.74	0.45	0.62
Net asset value per share at end of period	15.25	15.52	15.58	15.76

Note 12. Income Taxes

The Company has elected to be treated for federal income tax purposes as a RIC, whereby the Company generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that the Company distributes to its stockholders as dividends. The Company must generally distribute at least 90% of its investment company taxable income to maintain its RIC status. As part of maintaining RIC status, undistributed taxable income pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the later of the filing of the federal income tax return for the prior year or the 15th day of the 10th month following the prior tax year. Such taxable income carried forward to the next tax year will be subject to excise tax equal to 4% of the amount by which (i) 98% of the

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except shares and per share data)

Company’s ordinary income recognized during a calendar year and (ii) 98.2% of the Company’s long term capital gains, as defined by Subchapter M of the Code, recognized for the one year period ending October 31st of a calendar year exceeds the respective distributions for the year. For the years ended December 31, 2017, 2016 and 2015, the excise tax provision was $91, $370 and $395, respectively. Excise tax is included as a component of income tax provision and income tax (provision) on realized gains on investments, depending on the character of the underlying taxable income, on the consolidated statements of operations.

The Taxable Subsidiaries hold certain portfolio investments for the Company. The Taxable Subsidiaries are consolidated for financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in the Company’s consolidated financial statements. The principal purpose of the Taxable Subsidiaries are to permit the Company to hold equity investments in portfolio companies which are “pass through” entities for federal income tax purposes in order to comply with the “source-of-income” requirements contained in the RIC tax provisions of Subchapter M of the Code. The Taxable Subsidiaries are not consolidated for federal income tax purposes and may generate income tax expense or income tax benefit as a result of their ownership of various portfolio investments. The Company classifies interest and penalties, if any, as a component of income tax provision on the consolidated statements of operations. For the years ended December 31, 2017, 2016 and 2015, income tax expense at the taxable subsidiaries was $1,973, $232, and $304, respectively. Income tax expense is included as a component of the income tax provisions on the consolidated statements of operations.

Listed below is a reconciliation of net increase in net assets resulting from operations on the consolidated statements of operations to taxable income and to total distributions declared to common stockholders for the years ended December 31, 2017, 2016 and 2015.

	2017 (1)	2016	2015
Net increase in net assets resulting from operations	$43,951	$41,570	$25,977
Net change in unrealized depreciation (appreciation) on investments	5,426	(29,009)	10,086
Permanent book income and tax income differences	2,286	(104)	1,253
Temporary book income and tax income differences	(6,776)	2,240	(7,207)
Capital loss carry forward (utilization)	(9,217)	13,438	(3,134)

Taxable income	35,670	28,135	26,975
Taxable income earned in prior year and carried forward for distribution in current year	12,359	14,871	13,843
Taxable income earned in current period and carried forward for distribution in following year	(10,437)	(12,359)	(14,871)

Total distributions to common stockholders	$37,592	$30,647	$25,947

(1)	The Company’s taxable income for 2017 is an estimate and will not be finalized until the Company files its 2017 federal income tax return in 2018. Therefore, the Company’s actual taxable income, and the Company’s actual taxable income that was earned in 2017 and carried forward for distribution in 2018, may be different than this estimate.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except shares and per share data)

For tax purposes, distributions paid to stockholders are reported as ordinary income, long term capital gains, qualified dividends, return of capital or a combination thereof. There were no return of capital distributions paid during 2017, 2016 and 2015. The tax character of distributions paid for the years ended December 31, 2017, 2016 and 2015 was as follows:

	2017	2016	2015
Ordinary income	$36,988	$29,211	$25,639
Long term capital gains	—	—	—
Qualified dividends	604	1,436	308

Total distributions	$37,592	$30,647	$25,947

The Company estimates that it generated undistributed ordinary taxable income of approximately $10,437, or $0.43 per share during 2017 that will be carried forward and distributed in 2018. Ordinary dividend distributions from a RIC do not qualify for the preferential federal income tax rate on dividend income from certain domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations.

The Company may distribute a portion of its realized net long term capital gains in excess of realized net short term capital losses to its stockholders, but may also decide to retain a portion, or all, of its net capital gains and elect to make a “deemed distribution” to its stockholders. For the years ended December 31, 2017, 2016 and 2015, the Company did not elect to designate retained net capital gains as a deemed distribution.

As of December 31, 2017, 2016 and 2015, the tax basis components of distributable earnings were as follows:

	2017 (1)	2016	2015
Undistributed ordinary income	$10,489	$12,315	$14,782
Undistributed qualified income	(52)	44	89
Undistributed long term capital gains	—	—	—
Unrealized appreciation (depreciation) (2)	19,018	23,944	(6,703)
Temporary book/tax differences	5,624	(1,153)	1,087
Capital loss carry forward	(12,375)	(21,592)	(8,154)

Total distributable earnings	$22,704	$13,558	$1,101

(1)	The Company’s undistributed earnings for 2017 is an estimate and will not be finally determined until the Company files its 2017 federal income tax return in 2018. Therefore, the Company’s actual distributable earnings may be different than this estimate.
(2)	In addition, there is net unrealized appreciation (depreciation) of $(504), $(4) and $1,633 included in additional paid in capital as of December 31, 2017, 2016 and 2015, respectively, that was recognized prior to the IPO.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except shares and per share data)

For federal income tax purposes, the cost of investments owned at December 31, 2017 and 2016 was approximately $577,034 and $500,164, respectively.

	December 31, 2017 (1)	December 31, 2016
Tax-basis amortized cost of investments	$577,034	$500,164
Tax-basis gross unrealized appreciation on investments	47,001	37,651
Tax-basis gross unrealized depreciation on investments	(27,727)	(13,361)

Tax-basis net unrealized appreciation on investments	19,274	24,290

Fair value of investments	$596,308	$524,454

(1)	The Company’s tax-basis amortized cost of investments for 2017 is an estimate and will not be finally determined until 2018 when the Company receives the relevant tax forms from portfolio companies with equity investments. Therefore, the Company’s actual tax-basis amortized cost of investments may be different than this estimate.

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These permanent book-to-tax differences are reclassified on the consolidated statements of changes in net assets to reflect their tax character but have no impact on total net assets. The following permanent book-to-tax differences were reclassified on the consolidated statements of changes in net assets for the years ended December 31, 2017, 2016 and 2015.

	2017	2016	2015
Additional paid in capital	$(2,683)	$(1,700)	$(770)
Undistributed net investment income	(24)	(215)	908
Accumulated net realized gain (loss) on investments, net of taxes	2,707	1,915	(138)

Note 13. Subsequent Events

On January 3, 2018, the Company invested $19,500 in subordinated debt and common equity of AVC Investors, LLC (dba Auveco), a provider of fasteners and autobody hardware to the automotive aftermarket and general industrial markets.

On January 5, 2018, the Company exited its debt investment in United Biologics, LLC. The Company received payment in full of $8,893 on its second lien debt.

On January 8, 2018, the Company invested $11,000 in second lien debt and common equity of SpendMend LLC, a leading provider of spend visibility and audit recovery services to the healthcare industry.

On January 25, 2018, the Company exited its debt investment in Comprehensive Logistics Co., Inc. The Company received payment in full of $16,416 on its subordinated debt, which includes a prepayment penalty.

On February 2, 2018, the Company closed the public offering of approximately $43,478 in aggregate principal amount of its 5.875% notes due 2023, or the “Notes.” On February 22, 2018, the underwriters exercised their option to purchase an additional $6,522 in aggregate principal of the Notes. The total net proceeds to the Company from the Notes, including the exercise of the underwriters option, after deducting underwriting discounts of approximately $1,500 and estimated offering expenses of $400, were approximately $48,100.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except shares and per share data)

The Notes will mature on February 1, 2023 and bear interest at a rate of 5.875%. The Notes are unsecured obligations of the Company and rank pari passu with the Company’s future unsecured indebtedness; effectively subordinated to all of the existing and future secured indebtedness of the Company; and structurally subordinated to all existing and future indebtedness and other obligations of any subsidiaries, financing vehicles, or similar facilities the Company may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. The Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after February 1, 2020. Interest on the Notes is payable quarterly on February 1, May 1, August 1 and November 1 of each year. The Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSL.” The Company may from time to time repurchase Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of February 27, 2018, the outstanding principal balance of the Notes was approximately $50,000.

The indenture governing the Notes, or the “Indenture,” contains certain covenants, including covenants (i) requiring the Company’s compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act; (ii) requiring the Company’s compliance, under certain circumstances, with a modified version of the requirements set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its treatment as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if the Company’s asset coverage, as defined in the 1940 Act, were below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring the Company to provide financial information to the holders of the Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture.

On February 13, 2018, the Board declared a regular quarterly dividend of $0.39 per share payable on March 23, 2018 to stockholders of record as of March 9, 2018.

On February 27, 2018, the Company invested $10,500 in second lien debt and common equity of B&B Roadway and Security Solutions, LLC, a leading manufacturer of traffic control and perimeter security solutions.

On February 28, 2018, the Company repaid $43,800 of SBA debentures with a weighted average interest rate of 4.9% which would have matured on dates ranging from March 1, 2019 to September 1, 2021.

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

Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Attestation Report of the Registered Public Accounting Firm

Our internal control over financial reporting as of December 31, 2017 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of Part II of this Annual Report under the heading Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

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

(2) Financial Statement Schedules

None.

(3) Exhibits

Unless otherwise noted, the following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

3.2	Bylaws of the Registrant (Filed as Exhibit (b)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

4.1	Form of Stock Certificate of the Registrant (Filed as Exhibit (d) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

4.2	Agreement to Furnish Certain Instruments (Filed as Exhibit (f)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

4.3	Form of Indenture (Filed as Exhibit (d)(5) to Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-202531) filed with the Securities and Exchange Commission on April 29, 2016 and incorporated herein by reference).

4.4	First Supplemental Indenture dated as of February 2, 2018, between Fidus Investment Corporation and U.S. Bank National Association, as trustee, including the form of global note attached thereto (Filed as Exhibit (l) to the Registrant’s post-effective Amendment No. 4 to the Registration Statement on Form N-2 (File No. 333-202531) filed with the Securities and Exchange Commission on April 18, 2017 and incorporated herein by reference).

Exhibit Number	Description

4.5	Form of 5.875% Notes due 2023 (incorporated by reference to Exhibit 4.4 hereto and Exhibit A therein)

10.1	Investment Advisory and Management Agreement between Registrant and Fidus Investment Advisors, LLC (Filed as Exhibit (g) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

10.2	Custody Agreement (Filed as Exhibit (j) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

10.3	Administration Agreement between Registrant and Fidus Investment Advisors, LLC (Filed as Exhibit (k)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

10.4	Trademark License Agreement between Registrant and Fidus Partners, LLC (Filed as Exhibit (k)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

10.5†	Form of Indemnification Agreement by and between Registrant and each of its directors (Filed as Exhibit (k)(3) to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on June 10, 2011 and incorporated herein by reference).

10.6	Dividend Reinvestment Plan (Filed as Exhibit (e) to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-182785) filed with the U.S. Securities and Exchange Commission on August 27, 2012 and incorporated herein by reference).

10.7	First Amendment to Investment Advisory and Management Agreement between Registrant and Fidus Investment Advisors, LLC filed as exhibit 10.7 to the Registrant’s annual report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 6, 2014 and incorporated herein by reference.

10.8	Senior Secured Revolving Credit Agreement, dated June 16, 2014, by and among the Registrant, the lenders party thereto and ING Capital LLC, as Administrative Agent, filed as exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 20, 2014 and incorporated herein by reference.

10.9	Amendment No. 1, dated December 19, 2014, to the Senior Secured Revolving Credit Agreement dated June 16, 2014, by and among the Registrant, the lenders party thereto and ING Capital LLC as Administrative Agent filed as exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 22, 2014 and incorporated herein by reference.

10.10	Amendment No. 2, dated December 29, 2017, to the Senior Secured Revolving Credit Agreement dated June 16, 2014, by and among the Registrant, the lenders party thereto and ING Capital LLC as Administrative Agent filed as exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the U.S. Securities and Exchange Commission on January 2, 2018 and incorporated herein by reference.

14.1	Code of Business Conduct of the Registrant (Filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00861) filed with the U.S. Securities and Exchange Commission on March 8, 2012 and incorporated herein by reference).

Exhibit Number	Description
21.1	List of Subsidiaries (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

†	Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDUS INVESTMENT CORPORATION A Maryland Corporation

Date: March 1, 2018

/s/ EDWARD H. ROSS
Name:	Edward H. Ross
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ EDWARD H. ROSS Edward H. Ross	Chairman and Chief Executive Officer (Principal Executive Officer)	March 1, 2018

/s/ THOMAS C. LAUER Thomas C. Lauer	President and Director	March 1, 2018

/s/ SHELBY E. SHERARD Shelby E. Sherard	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2018

/s/ RAYMOND L. ANSTISS, JR. Raymond L. Anstiss, Jr.	Director	March 1, 2018

/s/ CHARLES D. HYMAN Charles D. Hyman	Director	March 1, 2018

/s/ JOHN A. MAZZARINO John A. Mazzarino	Director	March 1, 2018

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

3.2	Bylaws of the Registrant (Filed as Exhibit (b)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

4.1	Form of Stock Certificate of the Registrant (Filed as Exhibit (d) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

4.2	Agreement to Furnish Certain Instruments (Filed as Exhibit (f)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

4.3	Form of Indenture (Filed as Exhibit (d)(5) to Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-202531) filed with the Securities and Exchange Commission on April 29, 2016 and incorporated herein by reference).

4.4	First Supplemental Indenture dated as of February 2, 2018, between Fidus Investment Corporation and U.S. Bank National Association, as trustee, including the form of global note attached thereto (Filed as Exhibit (l) to the Registrant’s post-effective Amendment No. 4 to the Registration Statement on Form N-2 (File No. 333-202531) filed with the Securities and Exchange Commission on April 18, 2017 and incorporated herein by reference).

4.5	Form of 5.875% Notes due 2023 (incorporated by reference to Exhibit 4.4 hereto and Exhibit A therein)

10.1	Investment Advisory and Management Agreement between Registrant and Fidus Investment Advisors, LLC (Filed as Exhibit (g) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

10.2	Custody Agreement (Filed as Exhibit (j) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

10.3	Administration Agreement between Registrant and Fidus Investment Advisors, LLC (Filed as Exhibit (k)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

10.4	Trademark License Agreement between Registrant and Fidus Partners, LLC (Filed as Exhibit (k)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

10.5†	Form of Indemnification Agreement by and between Registrant and each of its directors (Filed as Exhibit (k)(3) to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on June 10, 2011 and incorporated herein by reference).

Exhibit Number	Description
10.6

Dividend Reinvestment Plan (Filed as Exhibit (e) to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-182785) filed with the U.S. Securities and Exchange Commission on August 27, 2012 and incorporated herein by reference).

10.7	First Amendment to Investment Advisory and Management Agreement between Registrant and Fidus Investment Advisors, LLC filed as exhibit 10.7 to the Registrant’s annual report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 6, 2014 and incorporated herein by reference.

10.8	Senior Secured Revolving Credit Agreement, dated June 16, 2014, by and among the Registrant, the lenders party thereto and ING Capital LLC, as Administrative Agent, filed as exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 20, 2014 and incorporated herein by reference.

10.9	Amendment No. 1, dated December 19, 2014, to the Senior Secured Revolving Credit Agreement dated June 16, 2014, by and among the Registrant, the lenders party thereto and ING Capital LLC as Administrative Agent filed as exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 22, 2014 and incorporated herein by reference.

10.10	Amendment No. 2, dated December 29, 2017, to the Senior Secured Revolving Credit Agreement dated June 16, 2014, by and among the Registrant, the lenders party thereto and ING Capital LLC as Administrative Agent filed as exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the U.S. Securities and Exchange Commission on January 2, 2018 and incorporated herein by reference.

14.1	Code of Business Conduct of the Registrant (Filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00861) filed with the U.S. Securities and Exchange Commission on March 8, 2012 and incorporated herein by reference).

21.1	List of Subsidiaries (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

†	Denotes a management contract or compensatory plan, contract or arrangement.