Form 10-Q
period 2018-03-31
FIDUS INVESTMENT Corp
filed 2018-05-03
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, the Registrant had outstanding 24,463,119 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	March 31, 2018 (unaudited)	December 31, 2017
ASSETS
Investments, at fair value
Control investments (cost: $6,448 and $6,294, respectively)	$4,950	$4,723
Affiliate investments (cost: $89,740 and $91,361, respectively)	127,775	123,011
Non-control/non-affiliate investments (cost: $515,376 and $480,139, respectively)	499,470	468,574

Total investments, at fair value (cost: $611,564 and $577,794, respectively)	632,195	596,308
Cash and cash equivalents	32,797	41,572
Interest receivable	6,155	7,411
Prepaid expenses and other assets	1,265	972

Total assets	$672,412	$646,263

LIABILITIES

SBA debentures, net of deferred financing costs (Note 6)	$209,548	$226,660
Public Notes, net of deferred financing costs (Note 6)	48,159	—
Borrowings under Credit Facility, net of deferred financing costs (Note 6)	(265)	11,175
Accrued interest and fees payable	1,050	2,712
Management and incentive fees payable – due to affiliate	12,916	11,217
Administration fee payable and other – due to affiliate	425	562
Taxes payable	2,135	500
Accounts payable and other liabilities	286	164

Total liabilities	274,254	252,990

Commitments and contingencies (Note 7)

NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 24,463,119 and 24,507,940 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively)	24	24
Additional paid-in capital	369,963	370,545
Undistributed net investment income	3,506	5,687
Accumulated net realized gain (loss) on investments, net of taxes and distributions	3,530	(2,001)
Accumulated net unrealized appreciation on investments	21,135	19,018

Total net assets	398,158	393,273

Total liabilities and net assets	$672,412	$646,263

Net asset value per common share	$16.28	$16.05

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

(in thousands, except shares and per share data)

	Three Months Ended March 31,
	2018	2017
Investment Income:
Interest income
Control investments	$57	$—
Affiliate investments	1,655	2,260
Non-control/non-affiliate investments	13,023	10,829

Total interest income	14,735	13,089
Payment-in-kind interest income
Control investments	153	—
Affiliate investments	400	414
Non-control/non-affiliate investments	1,126	1,245

Total payment-in-kind interest income	1,679	1,659
Dividend income
Control investments	—	—
Affiliate investments	444	278
Non-control/non-affiliate investments	(106)	380

Total dividend income	338	658
Fee income
Control investments	—	—
Affiliate investments	(4)	6
Non-control/non-affiliate investments	1,441	776

Total fee income	1,437	782
Interest on idle funds and other income	44	40

Total investment income	18,233	16,228

Expenses:
Interest and financing expenses	3,082	2,584
Base management fee	2,685	2,313
Incentive fee	3,754	2,378
Administrative service expenses	399	351
Professional fees	510	469
Other general and administrative expenses	295	278

Total expenses	10,725	8,373

Net investment income before income taxes	7,508	7,855
Income tax provision (benefit)	131	(4)

Net investment income	7,377	7,859

Net realized and unrealized gains (losses) on investments:
Net realized gains (losses):
Control investments	—	—
Affiliate investments	6,973	26
Non-control/non-affiliate investments	305	6,438
Net change in unrealized appreciation (depreciation):
Control investments	73	—
Affiliate investments	6,385	1,185
Non-control/non-affiliate investments	(4,341)	(4,591)
Income tax provision from realized gains on investments	(1,747)	(1,385)

Net gain on investments	7,648	1,673

Net increase in net assets resulting from operations	$15,025	$9,532

Per common share data:
Net investment income per share-basic and diluted	$0.30	$0.35

Net increase in net assets resulting from operations per share-basic and diluted	$0.61	$0.42

Dividends declared per share	$0.39	$0.39

Weighted average number of shares outstanding-basic and diluted	24,498,041	22,446,970

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except shares)

	Common Stock		Additional	Undistributed	Accumulated net realized gain (loss) on investments,	Accumulated net unrealized appreciation
	Number of shares	Par value	paid-in capital	net investment income	net of taxes and distributions	(depreciation) on investments	Total net assets
Balances at December 31, 2016	22,446,076	$22	$340,101	$9,626	$(19,908)	$23,944	$353,785
Expenses related to public offerings of common stock	—	—	51	—	—	—	51
Shares issued under dividend reinvestment plan	11,500	—	198	—	—	—	198
Net increase in net assets resulting from operations	—	—	—	7,859	5,079	(3,406)	9,532
Dividends declared	—	—	—	(8,754)	—	—	(8,754)

Balances at March 31, 2017	22,457,576	$22	$340,350	$8,731	$(14,829)	$20,538	$354,812

Balances at December 31, 2017	24,507,940	$24	$370,545	$5,687	$(2,001)	$19,018	$393,273
Repurchases of common stock under Stock Repurchase Program (Note 8)	(44,821)	—	(582)	—	—	—	(582)
Net increase in net assets resulting from operations	—	—	—	7,377	5,531	2,117	15,025
Dividends declared	—	—	—	(9,558)	—	—	(9,558)

Balances at March 31, 2018	24,463,119	$24	$369,963	$3,506	$3,530	$21,135	$398,158

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$15,025	$9,532
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used for) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(2,117)	3,406
Net realized (gain) loss on investments	(7,278)	(6,464)
Interest and dividend income paid-in-kind	(1,724)	(1,698)
Accretion of original issue discount	(57)	(128)
Accretion of loan origination fees	(214)	(346)
Purchase of investments	(60,913)	(55,004)
Proceeds from sales and repayments of investments	36,093	47,746
Proceeds from loan origination fees	323	340
Amortization of deferred financing costs	467	341
Changes in operating assets and liabilities:
Interest receivable	1,256	(745)
Prepaid expenses and other assets	(293)	(19)
Accrued interest and fees payable	(1,662)	(2,369)
Management and incentive fees payable – due to affiliate	1,699	284
Administration fee payable and other – due to affiliate	(137)	(350)
Taxes payable	1,635	1,035
Accounts payable and other liabilities	122	(297)

Net cash (used for) operating activities	(17,775)	(4,736)

Cash Flows from Financing Activities:
Expenses related to public offerings of common stock	—	51
Proceeds received from SBA debentures	27,000	—
Repayments of SBA debentures	(43,800)	(24,750)
Proceeds received from issuance of Public Notes	50,000	—
Proceeds received from (repayments of) borrowings under Credit Facility, net	(11,500)	—
Payment of deferred financing costs	(2,560)	—
Dividends paid to stockholders, including expenses	(9,558)	(8,556)
Repurchases of common stock under Stock Repurchase Program	(582)	—

Net cash provided by (used for) financing activities	9,000	(33,255)

Net (decrease) in cash and cash equivalents	(8,775)	(37,991)
Cash and cash equivalents:
Beginning of period	41,572	57,083

End of period	$32,797	$19,092

Supplemental disclosure of cash flow information:
Cash payments for interest	$4,277	$4,612
Cash payments for taxes, net of tax refunds received	$243	$346
Non-cash financing activities:
Shares issued under dividend reinvestment plan	$—	$198

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

March 31, 2018

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
Control Investments (t)
FDS Avionics Corp. (dba Flight Display Systems)	Aerospace & Defense Manufacturing
Second Lien Debt		4.00%/11.00%	4/1/2020	$5,710	$5,700	$4,585
Common Equity (7,478 shares) (j)					748	365

					6,448	4,950	1%

Total Control Investments					$6,448	$4,950	1%

Affiliate Investments (l)
Apex Microtechnology, Inc.	Electronic Components Supplier
Warrant (2,293 shares) (m)					$220	$575
Common Equity (11,690 shares)					1,169	3,004

					1,389	3,579	1%
FAR Research Inc.	Specialty Chemicals
Common Equity (1,396 units)					1,396	1,660	0%

Fiber Materials, Inc.	Aerospace & Defense Manufacturing
Second Lien Debt		12.00%/0.00%	5/30/2022	$4,044	4,030	4,044
Common Equity (10 units)					1,000	2,044

					5,030	6,088	2%
Inflexxion, Inc.	Business Services
First Lien Debt		5.00%/5.00%	12/16/2019	4,534	4,525	2,919
Revolving Loan (j)		5.00%/5.00%	12/16/2019	278	277	179
Preferred Equity (252,046 units)					252	—
Preferred Equity (308,987 units)					309	—
Preferred Equity (1,400 units)					1,400	—
Preferred Equity (550,000 units)					200	—

					6,963	3,098	1%
Medsurant Holdings, LLC	Healthcare Services
Second Lien Debt		13.00%/0.00%	6/30/2020	8,823	8,780	8,822
Preferred Equity (126,662 units) (h)					1,346	2,592
Warrant (505,176 units) (h)(m)					4,516	9,444

					14,642	20,858	5%
Microbiology Research Associates, Inc.	Healthcare Services
Subordinated Debt		11.00%/1.50%	3/13/2022	8,699	8,683	8,699
Common Equity (1,625,731 units) (j)					1,939	3,641

					10,622	12,340	3%
Mirage Trailers LLC	Utility Equipment Manufacturing
Second Lien Debt (k)(f)		13.19%/1.50%	11/25/2020	6,039	5,991	6,039
Common Equity (2,500,000 shares) (g)					2,315	2,995

					8,306	9,034	2%
Pfanstiehl, Inc.	Healthcare Products
Subordinated Debt		10.50%/0.00%	9/29/2022	6,208	6,195	6,208
Common Equity (8,500 units) (j)					850	10,554

					7,045	16,762	4%
Pinnergy, Ltd.	Oil & Gas Services
Second Lien Debt (k)		0.00%/10.00%	1/24/2020	8,000	7,988	8,000
Common Equity - Class A-2 (42,500 units) (k)					3,000	23,462
Common Equity - Class B (1,000 units) (k)					3,000	3,000

					13,988	34,462	9%
Rhino Assembly Company, LLC	Specialty Distribution
Second Lien Debt		12.00%/1.00%	2/11/2023	3,523	3,507	3,523
Delayed Draw Commitment ($1,500 commitment) (i)(j)		12.00%/1.00%	5/17/2022	—	—	—
Preferred Equity (7,500 units) (j)(s)					750	1,015

					4,257	4,538	1%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2018

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
Safety Products Group, LLC (n)	Safety Products Manufacturing
Preferred Equity (749 units) (h)(j)					$—	$12
Common Equity (676 units) ($2,852 commitment) (h)(j)					—	—

					—	12	0%
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Second Lien Debt		12.00%/3.25%	5/12/2021	$7,441	7,421	7,441
Common Equity (1,000,000 units)					1,000	564

					8,421	8,005	2%
Trantech Radiator Products, Inc.	Utility Equipment Manufacturing
Second Lien Debt (j)		14.25%/0.00%	5/31/2018	6,994	6,993	6,994
Common Equity (6,875 shares) (j)					688	345

					7,681	7,339	2%

Total Affiliate Investments					$89,740	$127,775	32%

Non-control/Non-affiliate Investments
Accent Food Services, LLC	Vending Equipment Manufacturing
Second Lien Debt (k)		10.00%/3.00%	5/30/2022	$29,199	$29,071	$28,305
Common Equity (7,885 units) (h)(j)					800	638

					29,871	28,943	7%
Allied 100 Group, Inc.	Healthcare Products
Subordinated Debt (k)		11.50%/0.00%	5/26/2020	13,000	12,975	13,000
Common Equity (1,250,000 units) (j)					1,250	1,486

					14,225	14,486	4%
AVC Investors, LLC (dba Auveco)	Specialty Distribution
Second Lien Debt (k)		11.50%/0.00%	7/3/2023	19,000	18,909	18,909
Common Equity (5,000 units) (j)					500	500

					19,409	19,409	5%
B&B Roadway and Security Solutions, LLC	Component Manufacturing
Second Lien Debt		10.50%/1.50%	8/27/2023	10,014	9,958	9,958
Common Equity (50,000 units) ($133 commitment) (h)(j)					500	500

					10,458	10,458	3%
Caldwell & Gregory, LLC	Laundry Services
Subordinated Debt		0.00%/12.00%	5/31/2022	3,126	3,126	3,126
Common Equity (500,000 units) (h)					500	744
Warrant (242,121 units) (h)(m)					242	325

					3,868	4,195	1%
Cardboard Box LLC (dba Anthony’s Coal Fired Pizza)	Restaurants
Common Equity (521,021 units) (j)					521	69	0%

Cavallo Bus Lines Holdings, LLC	Transportation services
Second Lien Debt		12.75%/1.50%	4/26/2021	7,398	7,375	6,370	2%

Consolidated Infrastructure Group Holdings, LP	Business Services
Second Lien Debt		11.25%/1.50%	11/30/2022	2,010	2,001	2,001
Common Equity (298 units)					500	500

					2,501	2,501	1%
ControlScan, Inc.	Information Technology Services
Subordinated Debt (j)		11.00%/0.00%	1/28/2023	6,750	6,720	6,750
Common Equity (3,704 shares) (j)					4	436
Preferred Equity (100 shares) (j)					996	996

					7,720	8,182	2%
CRS Solutions Holdings, LLC (dba CRS Texas)	Business Services
Second Lien Debt		10.50%/1.00%	9/14/2023	9,005	8,960	8,960
Common Equity (750,000 units) (j)					750	750

					9,710	9,710	2%
EBL, LLC (EbLens)	Retail
Second Lien Debt (j)		12.00%/1.00%	1/13/2023	9,317	9,237	9,318
Common Equity (75,000 units) (j)					750	714

					9,987	10,032	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2018

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
Gurobi Optimization, LLC	Information Technology Services
Subordinated Debt (k)		11.00%/0.00%	6/19/2023	$20,000	$19,905	$19,905
Common Equity (5 shares)					1,500	1,500

					21,405	21,405	5%
Hilco Plastics Holdings, LLC (dba Hilco Technologies)	Component Manufacturing
Subordinated Debt		11.50%/4.00%	7/15/2022	8,311	8,281	6,823
Common Equity (72,507 units) (h)(j)					500	158

					8,781	6,981	2%
Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt (k)		12.25%/0.00%	9/23/2021	16,750	16,691	16,750
Common Equity (7,500 units)					276	968

					16,967	17,718	4%
Ice House America, LLC	Vending Equipment Manufacturing
Second Lien Debt (j)		12.00%/3.00%	1/1/2020	4,400	4,314	4,400
Warrant (1,957,895 units) (h)(j)(m)					216	241

					4,530	4,641	1%
inthinc Technology Solutions, Inc. (n)	Information Technology Services
Royalty Rights			4/24/2020		185	—	0%

IOS Acquisitions, Inc. (n)	Oil & Gas Services
Common Equity (2,152 units) (j)					81	—	0%

Jacob Ash Holdings, Inc.	Apparel Distribution
Second Lien Debt (k)		17.00%/0.00%	6/30/2018	4,000	4,000	4,000
Subordinated Debt		13.00%/0.00%	6/30/2018	76	75	76
Preferred Equity (66,138 shares) (g)		0.00%/15.00%	6/30/2018		1,282	1,283
Warrant (63,492 shares) (m)					67	—

					5,424	5,359	1%
K2 Industrial Services, Inc.	Industrial Cleaning & Coatings
Tranche A Loan		11.75%/2.50%	4/25/2022	10,369	10,336	10,369
Tranche B Loan		11.75%/7.25%	4/25/2022	2,220	2,214	2,220
Common Equity (1,673 shares)					1,268	383

					13,818	12,972	3%
The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Second Lien Debt (k)		12.00%/0.00%	6/8/2024	14,500	14,430	14,430
Common Equity (750 shares) (j)					750	750

					15,180	15,180	4%
LNG Indy, LLC (dba Kinetrex Energy)	Oil & Gas Distribution
Second Lien Debt (k)		11.50%/0.00%	9/28/2021	5,000	4,981	5,000
Common Equity (1,000 units)					1,000	1,371

					5,981	6,371	2%
Marco Group International OpCo, LLC	Industrial Cleaning & Coatings
Second Lien Debt		10.50%/0.75%	1/21/2023	12,064	12,011	12,064
Common Equity (750,000 units) (h)(j)					750	789

					12,761	12,853	3%
Mesa Line Services, LLC	Utilities: Services
Second Lien Debt (j)		10.50%/1.00%	5/31/2023	9,131	9,074	9,074
Delayed Draw Commitment ($4,000 commitment) (i)(j)		10.50%/1.00%	5/31/2019	—	(10)	—
Common Equity (500 shares) (j)					500	500

					9,564	9,574	2%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2018

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
Midwest Transit Equipment, Inc.	Transportation services
Subordinated Debt (j)		11.00%/2.00%	6/23/2022	$12,065	$11,385	$12,065
Warrant (14,384 shares) (j)(m)					361	162
Warrant (9.59% of Junior Subordinated Notes) (j)(q)					381	412

					12,127	12,639	3%
New Era Technology, Inc.	Information Technology Services
Second Lien Debt (j)		11.00%/1.50%	9/3/2022	11,690	11,645	11,690
Common Equity (197,369 shares) (j)					750	695

					12,395	12,385	3%
NGT Acquisition Holdings, LLC (dba Techniks Industries)	Component Manufacturing
Subordinated Debt		12.50%/0.00%	3/21/2022	11,000	10,955	11,000
Common Equity (378 units) (j)					500	366

					11,455	11,366	3%
Oaktree Medical Centre, P.C. (dba Pain Management Associates)	Healthcare Services
First Lien Debt (j)(u)		11.50%/0.00%	1/1/2018	571	649	615
First Lien Debt (j)(u)		7.00%/12.00%	1/1/2018	7,053	7,640	7,387
Revolving Loan (j)(u)		11.50%/0.00%	1/1/2018	2,500	2,835	2,772

					11,124	10,774	3%
OMC Investors, LLC (dba Ohio Medical Corporation)	Healthcare Products

Second Lien Debt		12.00%/0.00%	7/15/2021	10,000	9,940	8,245
Common Equity (5,000 units)					500	144

					10,440	8,389	2%
Palmetto Moon, LLC	Retail
First Lien Debt		11.50%/1.00%	10/31/2021	5,556	5,527	5,556
Common Equity (499 units) (j)					499	334

					6,026	5,890	1%
Plymouth Rock Energy, LLC	Business Services
Second Lien Debt (k)		11.00%/0.00%	6/30/2019	5,345	5,345	5,345	1%

Pugh Lubricants, LLC	Specialty Distribution
Second Lien Debt (k)		12.25%/0.00%	5/10/2022	18,581	18,509	18,581
Common Equity (6,125 units) (h)(j)					612	931

					19,121	19,512	5%
Restaurant Finance Co, LLC	Restaurants
Second Lien Debt (k)(p)		15.00%/4.00%	7/31/2020	9,342	9,314	1,989	0%

Revenue Management Solutions, LLC	Information Technology Services
Subordinated Debt (k)		11.50%/1.00%	7/4/2022	8,860	8,792	8,860
Common Equity (2,250,000 shares)					2,250	2,873

					11,042	11,733	3%
Rohrer Corporation	Packaging
Common Equity (389 shares)					750	894	0%

SES Investors, LLC (dba SES Foam)	Building Products Manufacturing
Second Lien Debt		13.00%/0.00%	12/29/2020	4,095	4,059	3,281
Common Equity (6,000 units) (h)(j)					600	—

					4,659	3,281	1%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2018

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
Simplex Manufacturing Co.	Aerospace & Defense Manufacturing
Subordinated Debt		14.00%/0.00%	11/1/2018	$4,050	$4,050	$4,050
Warrant (29 shares) (m)					1,155	3,016

					5,205	7,066	2%
SimplyWell, Inc.	Healthcare Services
Second Lien Debt		12.00%/1.25%	2/23/2021	10,077	10,036	10,077
Preferred Equity (309,142 shares)					500	524

					10,536	10,601	3%
Six Month Smiles Holdings, Inc.	Healthcare Products
Second Lien Debt (j)(p)		1.99%/12.51%	7/31/2020	9,395	9,377	—	0%

Software Technology, LLC	Information Technology Services
Subordinated Debt (k)		11.00%/0.00%	6/23/2023	8,750	8,715	8,750
Common Equity (11 shares)					1,125	1,202

					9,840	9,952	2%
SpendMend, LLC	Business Services
Second Lien Debt (k)		11.00%/1.00%	7/8/2023	10,023	9,971	9,971
Common Equity (1,000,000 units)					1,000	1,000

					10,971	10,971	3%
The Wolf Organization, LLC	Building Products Manufacturing
Common Equity (175 shares)					1,445	4,853	1%

Thermoforming Technology Group LLC (dba Brown Machine Group)	Capital Equipment Manufacturing
Second Lien Debt (k)		12.50%/0.00%	9/14/2021	23,200	23,115	23,200
Common Equity (3,760 units) (h)(j)					227	472

					23,342	23,672	6%
Tile Redi, LLC	Building Products Manufacturing
First Lien Debt (j)(r)		11.69%/0.00%	6/16/2022	10,194	10,107	10,194	3%

Toledo Molding & Die, Inc.	Component Manufacturing
Second Lien Debt (j)		10.50%/0.00%	12/18/2018	10,000	9,973	10,000	3%

TransGo, LLC	Component Manufacturing
Second Lien Debt		13.25%/0.00%	8/28/2022	9,500	9,462	9,500
Common Equity (1,000 units)					1,000	767

					10,462	10,267	3%
The Tranzonic Companies	Specialty Distribution
Subordinated Debt (j)		10.00%/1.50%	3/27/2025	5,601	5,545	5,545
Preferred Equity (5,000 units) (j)					500	500
Common Equity (1 units) (j)					—	—

					6,045	6,045	2%
United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)(j)					1,069	665
Warrant (57,469 units) (m)					566	176

					1,635	841	0%
US GreenFiber, LLC	Building Products Manufacturing
Second Lien Debt (k)		12.00%/2.00%	3/1/2019	14,220	14,206	13,187
Common Equity (2,522 units) (h)(j)					586	—

					14,792	13,187	3%
US Pack Logistics LLC	Transportation services
Second Lien Debt (k)		12.00%/1.75%	3/28/2023	7,313	7,290	7,313
Common Equity (5,833 units) (h)(j)					583	1,099
Preferred Equity (9,458 units) (h)(j)					946	988

					8,819	9,400	2%
Vanguard Dealer Services, L.L.C.	Business Services
Second Lien Debt		12.25%/0.00%	8/2/2023	11,450	11,418	11,450
Common Equity (6,000 units)					600	1,090
Common Equity (2,380 units) (j)					504	432

					12,522	12,972	3%
Virginia Tile Company, LLC	Specialty Distribution
Second Lien Debt (k)		12.25%/0.00%	4/7/2022	12,000	11,972	12,000
Common Equity (17 units)					342	1,546

					12,314	13,546	4%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

March 31, 2018

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
Worldwide Express Operations, LLC	Transportation services
Second Lien Debt (j)(o)		10.72%/0.00%	2/3/2025	$10,000	$9,871	$10,000
Common Equity (4,000 units) (h)(j)					4,000	4,297

					13,871	14,297	4%

Total Non-control/Non-affiliate Investments					$515,376	$499,470	126%

Total Investments					$611,564	$632,195	159%

(a)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(b)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(c)	All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.
(d)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of March 31, 2018. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
(e)	The Company’s investment portfolio is comprised entirely of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available. Therefore, the Company values all of its portfolio investments at fair value, as determined in good faith by the board of directors, using significant unobservable Level 3 inputs.
(f)	The investment bears cash interest at a variable rate that is determined by reference to one-month LIBOR, which is reset monthly. The cash interest rate is set as one-month LIBOR + 11.50% and is subject to a 12.50% interest rate floor. The Company has provided the interest rate in effect as of March 31, 2018.
(g)	Income producing. Maturity date, if any, represents mandatory redemption date.
(h)	Investment is held by a wholly-owned subsidiary of the Company, other than the Funds.
(i)	The entire commitment was unfunded at March 31, 2018. The Company is earning 0.50% interest on the unfunded balance of the commitment.
(j)	Investment pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(k)	The portion of the investment not held by the Funds is pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(l)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company. Transactions in which the issuer was an Affiliated Person are detailed in Note 3 to the consolidated financial statements.
(m)	Warrants entitle the Company to purchase a predetermined number of shares or units of common equity, and are non-income producing. The purchase price and number of shares are subject to adjustment under certain conditions until the expiration date, if any.
(n)	Investment in portfolio company that has sold its operations and is in the process of winding down.
(o)	The investment bears interest at a variable rate that is determined by reference to six-month LIBOR, which is reset semi-annually. The interest rate is set as six-month LIBOR + 8.75% and is subject to a 1.00% LIBOR interest rate floor. The Company has provided the interest rate in effect as of March 31, 2018.
(p)	Investment was on non-accrual status as of March 31, 2018, meaning the Company has ceased recognizing interest income on the investment.
(q)	Warrant entitles the Company to purchase 9.59% of the outstanding principal of Junior Subordinated Notes prior to exercise, and is non-income producing.
(r)	The investment bears interest at a variable rate that is determined by reference to three-month LIBOR, which is reset quarterly. The interest rate is set as three-month LIBOR + 10.00% and is subject to a 1.00% LIBOR interest rate floor. The Company has provided the interest rate in effect as of March 31, 2018.
(s)	A portion of the investment is held by a wholly-owned subsidiary of the Company, other than the Funds.
(t)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control” this portfolio company because it owns 25% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company. Transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are detailed in Note 3 to the consolidated financial statements.
(u)	The debt investment continues to pay interest, including the default rate, while the portfolio company pursues refinancing options.

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2017

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
Control Investments (t)
FDS Avionics Corp. (dba Flight Display Systems)	Aerospace & Defense Manufacturing
Second Lien Debt		4.00%/11.00%	4/1/2020	$5,556	$5,546	$4,348
Common Equity (7,478 shares) (j)					748	375

					6,294	4,723	1%

Total Control Investments					$6,294	$4,723	1%

Affiliate Investments (l)
Apex Microtechnology, Inc.	Electronic Components Supplier
Warrant (2,293 shares) (m)					$220	$543
Common Equity (11,690 shares)					1,169	2,857

					1,389	3,400	1%
FAR Research Inc.	Specialty Chemicals
Common Equity (1,396 units)					1,396	1,447	0%

Fiber Materials, Inc.	Aerospace & Defense Manufacturing
Second Lien Debt		12.00%/1.00%	5/30/2022	4,044	4,028	4,044
Common Equity (10 units)					1,000	1,838

					5,028	5,882	1%
Inflexxion, Inc.	Business Services
First Lien Debt		5.00%/5.00%	12/16/2019	4,478	4,468	2,647
Revolving Loan ($275 commitment) (j)		5.00%/5.00%	12/16/2019	275	273	163
Preferred Equity (252,046 units)					252	—
Preferred Equity (308,987 units)					309	—
Preferred Equity (1,400 units)					1,400	—
Preferred Equity (550,000 units)					200	—

					6,902	2,810	1%
Medsurant Holdings, LLC	Healthcare Services
Second Lien Debt		12.25%/0.75%	6/30/2020	8,824	8,776	8,824
Preferred Equity (126,662 units) (h)					1,346	2,753
Warrant (505,176 units) (h)(m)					4,516	10,048

					14,638	21,625	5%
Microbiology Research Associates, Inc.	Healthcare Services
Subordinated Debt		11.00%/1.50%	3/13/2022	8,667	8,649	8,667
Common Equity (1,625,731 units) (j)					1,939	3,788

					10,588	12,455	3%
Mirage Trailers LLC	Utility Equipment Manufacturing
Second Lien Debt (k)(f)		12.88%/1.50%	11/25/2020	6,017	5,964	6,017
Common Equity (2,500,000 shares)(g)					2,340	2,939

					8,304	8,956	2%
Pfanstiehl, Inc.	Healthcare Products
Subordinated Debt		10.50%/0.00%	9/29/2021	6,208	6,193	6,208
Common Equity (8,500 units) (j)					850	9,070

					7,043	15,278	4%
Pinnergy, Ltd.	Oil & Gas Services
Second Lien Debt (k)		0.00%/10.00%	1/24/2020	9,300	9,286	9,300
Common Equity - Class A-2 (42,500 units) (k)					3,000	15,621
Common Equity - Class B (1,000 units) (k)					3,000	3,000

					15,286	27,921	7%
Rhino Assembly Company, LLC	Specialty Distribution
Second Lien Debt		12.00%/1.00%	2/11/2023	3,514	3,498	3,498
Delayed Draw Commitment ($1,500 commitment) (i)(j)		12.00%/1.00%	5/17/2022	—	—	—
Preferred Equity (7,500 units) (j)(s)					750	750

					4,248	4,248	1%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (continued)

December 31, 2017

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK		Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
Safety Products Group, LLC (n)	Safety Products Manufacturing
Preferred Equity (749 units) (h)(j)						$—	$12
Common Equity (676 units) ($2,852 commitment) (h)(j)						—	—

						—	12	0%
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Second Lien Debt		12.00%/3.25%		5/12/2021	$7,382	7,360	7,382
Common Equity (1,000,000 units)						1,000	500

						8,360	7,882	2%
Trantech Radiator Products, Inc.	Utility Equipment Manufacturing
Second Lien Debt (j)		14.25%/0.00%		5/31/2018	6,994	6,992	6,694
Common Equity (6,875 shares) (j)						688	13

						7,680	6,707	2%
World Wide Packaging, LLC	Consumer Products
Common Equity (1,517,573 units) (h)(j)						499	4,388	1%

Total Affiliate Investments						$91,361	$123,011	30%

Non-control/Non-affiliate Investments
Accent Food Services, LLC	Vending Equipment Manufacturing
Second Lien Debt (k)		10.00%/3.00%		5/30/2022	$28,983	$28,846	$28,984
Common Equity (7,885 units) (h)(j)						800	635

						29,646	29,619	8%
Allied 100 Group, Inc.	Healthcare Products
Subordinated Debt (k)		11.50%/0.00%		5/26/2020	13,000	12,973	13,000
Common Equity (1,250,000 units) (j)						1,249	1,425

						14,222	14,425	4%
Caldwell & Gregory, LLC	Laundry Services
Subordinated Debt		0.00%/12.00%		5/31/2022	3,035	3,035	3,035
Common Equity (500,000 units) (h)						500	625
Warrant (242,121 units) (h)(m)						242	268

						3,777	3,928	1%
Cardboard Box LLC (dba Anthony’s Coal Fired Pizza)	Restaurants
Common Equity (521,021 units) (j)						520	85	0%

Cavallo Bus Lines Holdings, LLC	Transportation services
Second Lien Debt		12.75%/0.00%		4/26/2021	7,395	7,370	6,572	2%

Comprehensive Logistics Co., Inc.	Business Services
Subordinated Debt (k)		11.50%/4.50%		11/22/2021	15,775	15,716	15,775	4%

Consolidated Infrastructure Group Holdings, LP	Business Services
Second Lien Debt		11.25%/1.50%		11/30/2022	2,002	1,993	1,993
Common Equity (298 shares)						500	500

						2,493	2,493	1%
ControlScan, Inc.	Information Technology Services
Subordinated Debt (j)		11.00%/0.00%		1/28/2023	6,750	6,719	6,719
Common Equity (3,704 shares) (j)						4	4
Preferred Equity (100 shares) (j)						996	996

						7,719	7,719	2%
EBL, LLC (EbLens)	Retail
Second Lien Debt (j)		12.00%/1.0	0%	1/13/2023	9,294	9,210	9,210
Common Equity (75,000 units) (j)						750	750

						9,960	9,960	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (continued)

December 31, 2017

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
Gurobi Optimization, LLC	Information Technology Services
Subordinated Debt (k)		11.00%/0.00%	6/19/2023	$20,000	$19,901	$19,901
Common Equity (5 shares)					1,500	1,500

					21,401	21,401	5%
Hilco Plastics Holdings, LLC (dba Hilco Technologies)	Component Manufacturing
Subordinated Debt		11.50%/4.00%	7/15/2022	8,228	8,198	7,207
Common Equity (72,507 units) (h)(j)					500	163

					8,698	7,370	2%
Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt (k)		12.25%/0.00%	9/23/2021	16,750	16,685	16,750
Common Equity (7,500 units)					276	902

					16,961	17,652	4%
Ice House America, LLC	Vending Equipment Manufacturing
Second Lien Debt (j)		12.00%/3.00%	1/1/2020	4,367	4,269	4,367
Warrant (1,957,895 units) (h)(j)(m)					215	234

					4,484	4,601	1%
inthinc Technology Solutions, Inc. (n)	Information Technology Services
Royalty Rights			4/24/2020		185	—	0%

IOS Acquisitions, Inc. (n)	Oil & Gas Services
Common Equity (2,152 units) (j)					103	17	0%

Jacob Ash Holdings, Inc.	Apparel Distribution
Second Lien Debt (k)		17.00%/0.00%	6/30/2018	4,000	3,999	4,000
Subordinated Debt		13.00%/0.00%	6/30/2018	510	509	510
Preferred Equity (66,138 shares) (g)		0.00%/15.00%	6/30/2018		1,238	1,152
Warrant (63,492 shares) (m)					67	—

					5,813	5,662	1%
K2 Industrial Services, Inc.	Industrial Cleaning & Coatings
Tranche A Loan		11.75%/2.50%	4/25/2022	10,304	10,270	10,304
Tranche B Loan		11.75%/7.25%	4/25/2022	2,181	2,174	2,181
Common Equity (1,673 shares)					1,268	457

					13,712	12,942	3%
The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Second Lien Debt (k)		12.00%/0.00%	6/8/2024	14,500	14,428	14,428
Common Equity (750 shares) (j)					750	750

					15,178	15,178	4%
LNG Indy, LLC (dba Kinetrex Energy)	Oil & Gas Distribution
Second Lien Debt (k)		11.50%/0.00%	9/28/2021	5,000	4,980	5,000
Common Equity (1,000 units)					1,000	1,137

					5,980	6,137	2%
Marco Group International OpCo, LLC	Industrial Cleaning & Coatings
Second Lien Debt		10.50%/0.75%	1/21/2023	12,041	11,986	11,986
Common Equity (750,000 shares) (h)(j)					750	750

					12,736	12,736	3%
Mesa Line Services, LLC	Utilities: Services
Second Lien Debt (j)		10.50%/1.00%	5/31/2023	9,108	9,048	9,048
Delayed Draw Commitment ($4,000 commitment) (i)(j)		10.50%/1.00%	5/31/2019	—	(13)	—
Common Equity (500 shares) (j)					500	500

					9,535	9,548	2%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (continued)

December 31, 2017

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
Midwest Transit Equipment, Inc.	Transportation services
Subordinated Debt (j)		13.00%/0.00%	6/23/2022	$12,005	$11,286	$12,005
Warrant (14,384 shares) (j)(m)					361	80
Warrant (9.59% of Junior Subordinated Notes) (j)(q)					381	405

					12,028	12,490	3%
New Era Technology, Inc.	Information Technology Services
Second Lien Debt (j)		11.00%/1.50%	9/3/2022	11,646	11,598	11,646
Common Equity (197,369 shares) (j)					750	828

					12,348	12,474	3%
NGT Acquisition Holdings, LLC (dba Techniks Industries)	Component Manufacturing
Subordinated Debt		12.50%/0.00%	3/21/2022	11,000	10,952	11,000
Common Equity (378 units) (j)					500	470

					11,452	11,470	3%
Oaktree Medical Centre, P.C. (dba Pain Management Associates)	Healthcare Services
First Lien Debt (j)		11.50%/0.00%	1/1/2018	571	648	631
First Lien Debt (j)		7.00%/12.00%	1/1/2018	6,849	7,437	6,438
Revolving Loan ($2,500 commitment) (j)		11.50%/0.00%	1/1/2018	2,500	2,835	2,743

					10,920	9,812	2%
OMC Investors, LLC (dba Ohio Medical Corporation)	Healthcare Products
Second Lien Debt		12.00%/0.00%	7/15/2021	10,000	9,936	8,438
Common Equity (5,000 shares)					500	214

					10,436	8,652	2%
Palmetto Moon, LLC	Retail
First Lien Debt		11.50%/1.00%	10/31/2021	6,187	6,158	6,187
Common Equity (499 units) (j)					499	286

					6,657	6,473	2%
Plymouth Rock Energy, LLC	Business Services
Second Lien Debt (k)		11.00%/0.00%	6/30/2019	5,545	5,545	5,545	1%

Pugh Lubricants, LLC	Specialty Distribution
Second Lien Debt (k)		12.25%/0.00%	5/10/2022	18,581	18,505	18,581
Common Equity (6,125 units) (h)(j)					612	931

					19,117	19,512	5%
Restaurant Finance Co, LLC	Restaurants
Second Lien Debt (k)(p)		15.00%/4.00%	7/31/2020	9,342	9,314	2,046	1%

Revenue Management Solutions, LLC	Information Technology Services
Subordinated Debt (k)		11.50%/1.00%	7/4/2022	8,838	8,766	8,838
Subordinated Debt (j)		7.00%/6.50%	7/4/2022	817	806	817
Common Equity (2,250,000 units)					2,250	2,571

					11,822	12,226	3%
Rohrer Corporation	Packaging
Common Equity (389 shares)					750	878	0%

SES Investors, LLC (dba SES Foam)	Building Products Manufacturing
Second Lien Debt		13.00%/0.00%	12/29/2020	4,095	4,056	3,229
Common Equity (6,000 units) (h)(j)					600	—

					4,656	3,229	1%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (continued)

December 31, 2017

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
Simplex Manufacturing Co.	Aerospace & Defense Manufacturing
Subordinated Debt		14.00%/0.00%	11/1/2018	$4,050	$4,050	$4,050
Warrant (29 shares) (m)					1,155	3,240

					5,205	7,290	2%
SimplyWell, Inc.	Healthcare Services
Second Lien Debt		12.00%/1.25%	2/23/2021	10,046	10,001	10,001
Preferred Equity (309,142 shares)					500	500

					10,501	10,501	3%
Six Month Smiles Holdings, Inc.	Healthcare Products
Second Lien Debt (j)(p)		0.00%/14.50%	7/31/2020	9,395	9,377	5,041	1%

Software Technology, LLC	Information Technology Services
Subordinated Debt (k)		11.00%/0.00%	6/23/2023	8,750	8,712	8,749
Common Equity (11 units)					1,125	1,183

					9,837	9,932	3%
The Wolf Organization, LLC	Building Products Manufacturing
Common Equity (175 shares)					1,445	4,223	1%

Thermoforming Technology Group LLC (dba Brown Machine Group)	Capital Equipment Manufacturing
Second Lien Debt (k)		12.50%/0.00%	9/14/2021	19,700	19,626	19,700
Common Equity (3,500 units) (h)(j)					169	360

					19,795	20,060	5%
Tile Redi, LLC	Building Products Manufacturing
First Lien Debt (j)(r)		11.34%/0.00%	6/16/2022	10,194	10,102	10,102	3%

Toledo Molding & Die, Inc.	Component Manufacturing
Second Lien Debt (j)		10.50%/0.00%	12/18/2018	10,000	9,964	10,000	3%

TransGo, LLC	Component Manufacturing
Second Lien Debt		13.25%/0.00%	8/28/2022	9,500	9,460	9,500
Common Equity (1,000 units)					1,000	847

					10,460	10,347	3%
United Biologics, LLC	Healthcare Services
Second Lien Debt		12.00%/2.00%	4/30/2018	8,876	8,866	8,876
Preferred Equity (98,377 units) (h)(j)					1,069	879
Warrant (57,469 units) (m)					566	234

					10,501	9,989	3%
US GreenFiber, LLC	Building Products Manufacturing
Second Lien Debt (k)		12.00%/2.00%	3/1/2019	14,147	14,131	13,014
Common Equity (2,522 units) (h)(j)					586	—

					14,717	13,014	3%
US Pack Logistics LLC	Transportation services
Second Lien Debt (k)		12.00%/1.75%	3/28/2023	7,282	7,257	7,282
Common Equity (5,833 units) (h)(j)					583	1,078
Preferred Equity (9,458 units) (h)(j)					945	966

					8,785	9,326	2%
Vanguard Dealer Services, L.L.C.	Business Services
Second Lien Debt		12.25%/0.00%	1/30/2021	11,450	11,416	11,450
Common Equity (6,000 shares)					600	946

					12,016	12,396	3%
Virginia Tile Company, LLC	Specialty Distribution
Second Lien Debt (k)		12.25%/0.00%	4/7/2022	12,000	11,971	12,000
Common Equity (17 units)					342	1,493

					12,313	13,493	4%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (continued)

December 31, 2017

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
Worldwide Express Operations, LLC	Transportation services
Second Lien Debt (j)(o)		10.20%/0.00%	2/3/2025	$10,000	$9,867	$10,000
Common Equity (4,000 units) (h)(j)					4,000	4,233

					13,867	14,233	4%

Total Non-control/Non-affiliate Investments					$480,139	$468,574	121%

Total Investments					$577,794	$596,308	152%

(a)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(b)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(c)	All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.
(d)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of December 31, 2017. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
(e)	The Company’s investment portfolio is comprised entirely of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available. Therefore, the Company values all of its portfolio investments at fair value, as determined in good faith by the board of directors, using significant unobservable Level 3 inputs.
(f)	The investment bears cash interest at a variable rate that is determined by reference to one-month LIBOR, which is reset monthly. The cash interest rate is set as one-month LIBOR + 11.50% and is subject to a 12.50% interest rate floor. The Company has provided the interest rate in effect as of December 31, 2017.
(g)	Income producing. Maturity date, if any, represents mandatory redemption date.
(h)	Investment is held by a wholly-owned subsidiary of the Company, other than the Funds.
(i)	The entire commitment was unfunded at December 31, 2017. The Company is earning 0.50% interest on the unfunded balance of the commitment.
(j)	Investment pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(k)	The portion of the investment not held by the Funds is pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company’s obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(l)	As defined in the 1940 Act, the Company is deemed to be an “Affiliated Person” of this portfolio company because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company. Transactions in which the issuer was an Affiliated Person are detailed in Note 3 to the consolidated financial statements.
(m)	Warrants entitle the Company to purchase a predetermined number of shares or units of common equity, and are non-income producing. The purchase price and number of shares are subject to adjustment under certain conditions until the expiration date, if any.
(n)	Investment in portfolio company that has sold its operations and is in the process of winding down.
(o)	The investment bears interest at a variable rate that is determined by reference to six-month LIBOR, which is reset semi-annually. The interest rate is set as six-month LIBOR + 8.75% and is subject to a 1.00% LIBOR interest rate floor. The Company has provided the interest rate in effect as of December 31, 2017.
(p)	Investment was on non-accrual status as of December 31, 2017, meaning the Company has ceased recognizing interest income on the investment.
(q)	Warrant entitles the Company to purchase 9.59% of the outstanding principal of Junior Subordinated Notes prior to exercise, and is non-income producing.
(r)	The investment bears interest at a variable rate that is determined by reference to three-month LIBOR, which is reset quarterly. The interest rate is set as three-month LIBOR + 10.00% and is subject to a 1.00% LIBOR interest rate floor. The Company has provided the interest rate in effect as of December 31, 2017.
(s)	A portion of the investment is held by a wholly-owned subsidiary of the Company, other than the Funds.
(t)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control” this portfolio company because it owns 25% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company. Transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are detailed in Note 3 to the consolidated financial statements.

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

Note 2. Significant Accounting Policies

Basis of presentation: The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) pursuant to the requirements for reporting on Form 10-Q, Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies (“ASC 946), and Articles 6 or 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. The current period’s results of operation are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017.

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

Investment risks: The Company’s investments are subject to a variety of risks. These risks may include, but are not limited to the following:

•

Market risk - In contrast to investment-grade bonds (the market prices of which change primarily as a reaction to changes in interest rates), the market prices of high-yield bonds (which are also affected by changes in interest rates) are influenced much more by credit factors and financial results of the issuer as well as general economic factors that influence the financial markets as a whole. The portfolio companies in which the Company invests may be unseasoned, unprofitable and/or have little established operating history or earnings. These companies may also lack technical, marketing, financial, and other resources or may be dependent upon the success of one product or service, a unique distribution channel, or the effectiveness of a manager or management team, as compared to larger, more

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

established entities. The failure of a single product, service or distribution channel, or the loss or the ineffectiveness of a key executive or executives within the management team may have a materially adverse impact on such companies. Furthermore, these companies may be more vulnerable to competition and to overall economic conditions than larger, more established entities.

•	Credit risk - Credit risk represents the risk that the Company would incur if the counterparties failed to perform pursuant to the terms of their agreements with the Company. Issues of high-yield debt securities in which the Company invests are more likely to default on interest or principal than are issues of investment-grade securities.

•	Liquidity risk - Liquidity risk represents the possibility that the Company may not be able to sell its investments quickly or at a reasonable price (given the lack of an established market).

•	Interest rate risk - Interest rate risk represents the likelihood that a change in interest rates could have an adverse impact on the fair value of an interest-bearing financial instrument.

•	Prepayment risk - Certain of the Company’s debt investments allow for prepayment of principal without penalty. Downward changes in market interest rates may cause prepayments to occur at a faster than expected rate, thereby effectively shortening the maturity of the debt investments and making the instrument less likely to be an income producing instrument through the stated maturity date.

•	Off-Balance sheet risk - Some of the Company’s financial instruments contain off-balance sheet risk. Generally, these financial instruments represent future commitments to purchase other financial instruments at defined terms at defined future dates. See Note 7 for further details.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Interest and dividend income: Interest and dividend income is recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest is accrued daily based on the outstanding principal amount and the contractual terms of the debt. Dividend income is recorded as dividends are declared or at the point an obligation exists for the portfolio company to make a distribution, and is generally recognized when received. Distributions from portfolio companies are evaluated to determine if the distribution is a distribution of earnings or a return of capital. Distributions of earnings are included in dividend income while a return of capital is recorded as a reduction in the cost basis of the investment. Estimates are adjusted as necessary after the relevant tax forms are received from the portfolio company.

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

Fee income: Transaction fees earned in connection with the Company’s investments are recognized as fee income and are generally non-recurring. Such fees typically include fees for services, including structuring and advisory services, provided to portfolio companies. The Company recognizes income from fees for providing such structuring and advisory services when the services are rendered or the transactions are completed. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as fee income when earned.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The Company has certain wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which generally holds one or more of the Company’s portfolio investments listed on the consolidated schedules of investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investment in the portfolio company investments owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies that are taxed as partnerships for U.S. federal income tax purposes (such as entities organized as limited liability companies (“LLCs”) or other forms of pass through entities) while complying with the “source-of-income” requirements contained in the RIC tax provisions. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal corporate income tax purposes, and each Taxable Subsidiary will be subject to U.S. federal corporate income tax on its taxable income. Any such income or expense is reflected in the consolidated statements of operations.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits included in the income tax provision, if any. There were no material uncertain income tax positions at March 31, 2018 and December 31, 2017. The Company’s tax returns are generally subject to examination by U.S. federal and most state tax authorities for a period of three years from the date the respective returns are filed, and, accordingly, the Company’s 2014 through 2016 tax years remain subject to examination.

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

Earnings and net asset value per share: The earnings per share calculations for the three months ended March 31, 2018 and 2017, are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Stock Repurchase Program: The Company has an open market stock repurchase program (the “Stock Repurchase Program”) under which the Company may acquire up to $5,000 of its outstanding common stock. Under the Stock Repurchase Program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by the Company’s management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

considerations. On October 30, 2017, the Board extended the Program through December 31, 2018, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require the Company to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. During the three months ended March 31, 2018, the Company repurchased 44,821 shares of common stock on the open market for $582. The Company did not make any repurchases of common stock during the three months ended March 31, 2017. Refer to Note 8 for additional information concerning stock repurchases.

Recent accounting pronouncements: In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017. The Company adopted the ASU effective January 1, 2018. The majority of the Company’s income streams are specifically excluded from the scope of the ASU as they relate to financial instruments that are within the scope of other topics, and in general the impact of adopting the ASU is not material to the Company’s consolidated financial position or disclosures.

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

As of March 31, 2018, the Company had active investments in 63 portfolio companies and residual investments in three portfolio companies that have sold their underlying operations. The aggregate fair value of the total portfolio was $632,195 and the weighted average effective yield on the Company’s debt investments was 12.7% as of such date. As of March 31, 2018, the Company held equity investments in 89.4% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 7.1%.

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

The weighted average yield of the Company’s debt investments is not the same as a return on investment for its stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of all of the Company’s and its subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of March 31, 2018 and December 31, 2017, including accretion of OID and loan origination fees, but excluding investments on non-accrual status, if any.

Purchases of debt and equity investments for the three months ended March 31, 2018 and 2017, totaled $60,913 and $55,004, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the three months ended March 31, 2018 and 2017 totaled $36,093 and $47,746, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	March 31, 2018		December 31, 2017		March 31, 2018		December 31, 2017
Second Lien Debt	$377,405	59.6%	$341,279	57.3%	$399,465	65.2%	$357,585	62.0%
Subordinated Debt	114,857	18.2	126,481	21.2	115,402	18.9	126,465	21.9
First Lien Debt	29,622	4.7	28,911	4.8	31,560	5.2	31,921	5.5
Equity	95,960	15.2	84,585	14.2	57,228	9.4	53,915	9.3
Warrants	14,351	2.3	15,052	2.5	7,724	1.3	7,723	1.3
Royalty rights	—	—	—	—	185	—	185	—

Total	$632,195	100.0%	$596,308	100.0%	$611,564	100.0%	$577,794	100.0%

All investments made by the Company as of March 31, 2018 and December 31, 2017 were made in portfolio companies headquartered in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	March 31, 2018		December 31, 2017		March 31, 2018		December 31, 2017
Midwest	$173,917	27.5%	$167,967	28.2%	$166,983	27.3%	$161,809	28.1%
Southeast	158,996	25.1	130,237	21.8	148,804	24.3	130,694	22.6
Northeast	99,590	15.8	107,814	18.1	104,896	17.2	105,267	18.2
West	62,405	9.9	63,396	10.6	53,980	8.8	53,970	9.3
Southwest	137,287	21.7	126,894	21.3	136,901	22.4	126,054	21.8

Total	$632,195	100.0%	$596,308	100.0%	$611,564	100.0%	$577,794	100.0%

The following table shows portfolio composition by type and by geographic region at fair value as a percentage of net assets.

By Type			By Geographic Region
	March 31, 2018	December 31, 2017		March 31, 2018	December 31, 2017
Second Lien Debt	94.9%	86.9%	Midwest	43.8%	42.8%
Subordinated Debt	28.9	32.3	Southeast	40.0	33.2
First Lien Debt	7.5	7.5	Northeast	25.0	27.5
Equity	24.1	21.5	West	15.7	16.2
Warrants	3.6	3.8	Southwest	34.5	32.3
Royalty rights	—	—

Total	159.0%	152.0%	Total	159.0%	152.0%

As of March 31, 2018 and December 31, 2017, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio on a fair value or cost basis.

As of March 31, 2018 and December 31, 2017, the Company had debt investments in two portfolio companies on non-accrual status:

	March 31, 2018		December 31, 2017
Portfolio Company	Fair Value	Cost	Fair Value	Cost
Restaurant Finance Co, LLC	$1,989	$9,314	$2,046	$9,314
Six Month Smiles Holdings, Inc.	—	9,377	5,041	9,377

Total	$1,989	$18,691	$7,087	$18,691

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of control and affiliate investments as of December 31, 2017 and any additions and reductions made to such investments during the three months ended March 31, 2018, the ending fair value as of March 31, 2018, and the total investment income earned on such investments during the period.

						Three Months Ended March 31, 2018
Portfolio Company (1)(2)	March 31, 2018 Principal Amount - Debt Investments	December 31, 2017 Fair Value	Gross Additions (3)	Gross Reductions (4)	March 31, 2018 Fair Value	Net Realized Gains (Losses) (5)	Net Change in Unrealized Appreciation (Depreciation)	Interest Income	Payment-in- kind Interest Income	Dividend Income	Fee Income
Control Investments
FDS Avionics Corp. (dba Flight Display Systems)	$5,710	$4,723	$227	$—	$4,950	$—	$73	$57	$153	$—	$—

Total Control Investments	$5,710	$4,723	$227	$—	$4,950	$—	$73	$57	$153	$—	$—

Affiliate Investments
Apex Microtechnology, Inc.	$—	$3,400	$179	$—	$3,579	$—	$177	$—	$—	$168	$—
FAR Research Inc.	—	1,447	213	—	1,660	—	213	—	—	—	—
Fiber Materials, Inc.	4,044	5,882	206	—	6,088	—	205	122	—	—	—
Inflexxion, Inc.	4,812	2,810	288	—	3,098	—	227	61	59	—	—
Medsurant Holdings, LLC	8,823	21,625	3	(770)	20,858	—	(770)	292	—	—	—
Microbiology Research Associates, Inc.	8,699	12,455	34	(149)	12,340	—	(149)	236	32	—	—
Mirage Trailers LLC	6,039	8,956	106	(28)	9,034	—	77	202	23	1	—
Pfanstiehl, Inc.	6,208	15,278	1,484	—	16,762	—	1,484	162	—	275	—
Pinnergy, Ltd.	8,000	27,921	8,060	(1,519)	34,462	—	7,839	2	218	—	(4)
Rhino Assembly Company, LLC	3,523	4,248	290	—	4,538	—	280	108	9	—	—
Safety Products Group, LLC	—	12	—	—	12	—	—	—	—	—	—
Steward Holding LLC (dba Steward Advanced Materials)	7,441	7,882	123	—	8,005	—	62	220	59	—	—
Trantech Radiator Products, Inc.	6,994	6,707	632	—	7,339	—	630	250	—	—	—
World Wide Packaging, LLC	—	4,388	—	(4,388)	—	6,768	(3,890)	—	—	—	—

Total Affiliate Investments	$64,583	$123,011	$11,618	$(6,854)	$127,775	$6,768	$6,385	$1,655	$400	$444	$(4)

(1)	The investment type, industry, ownership detail for equity investments, and if the investment is income producing is disclosed in the consolidated schedule of investments.
(2)	Transfers between classifications are assumed to have occurred at the beginning of the quarter during which the investment was reclassified.
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments, accrued PIK interest and PIK dividend income, and accretion of OID and origination fees. Gross additions also include net unrealized appreciation recognized during the period.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales. Gross reductions also include net unrealized (depreciation) recognized during the period.
(5)	The schedule does not reflect realized gains or losses on escrow receivables for investments which were previously exited and were not held during the period presented. Gains and losses on escrow receivables are classified in the consolidated statements of operations according to the control classification at the time the investment was exited.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

With respect to investments for which market quotations are not readily available, the Board undertakes a multi-step valuation process each quarter, as described below:

•	the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of the Investment Advisor responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with the investment committee of the Investment Advisor;

•	the Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result it is not in the Company’s stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where the Company determines that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. The Board consulted with the independent valuation firm(s) in arriving at the Company’s determination of fair value for 18 and 18 of its portfolio company investments representing 30.5% and 32.0% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended March 31, 2018 and December 31, 2017, respectively) as of March 31, 2018 and December 31, 2017, respectively.

•	the audit committee of the Board reviews the preliminary valuations of the Investment Advisor and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and

•	the Board discusses these valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the Investment Advisor, the independent valuation firm(s) and the audit committee.

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

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the three months ended March 31, 2018 and 2017.

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2018 and 2017:

	Second Lien Debt	Subordinated Debt	First Lien Debt	Equity	Warrants	Royalty Rights	Total
Balance, December 31, 2016	$272,987	$114,460	$55,957	$70,849	$10,201	$—	$524,454
Net realized gains (losses) on investments	—	—	—	6,464	—	—	6,464
Net change in unrealized appreciation (depreciation) on investments	(1,887)	(224)	(343)	(2,344)	1,207	185	(3,406)
Purchase of investments	37,638	12,750	500	4,001	115	—	55,004
Proceeds from sales and repayments of investments	(18,884)	(23,715)	(184)	(4,963)	—	—	(47,746)
Interest and dividend income paid-in-kind	884	510	266	38	—	—	1,698
Proceeds from loan origination fees	(240)	(100)	—	—	—	—	(340)
Accretion of loan origination fees	94	156	95	1	—	—	346
Accretion of original issue discount	26	101	—	1	—	—	128

Balance, March 31, 2017	$290,618	$103,938	$56,291	$74,047	$11,523	$185	$536,602

Balance, December 31, 2017	$341,279	$126,481	$28,911	$84,585	$15,052	$—	$596,308
Net realized gains (losses) on investments	—	—	—	7,278	—	—	7,278
Net change in unrealized appreciation (depreciation) on investments	(5,752)	(561)	1,070	8,061	(701)	—	2,117
Purchase of investments	51,500	5,600	—	3,813	—	—	60,913
Proceeds from sales and repayments of investments	(10,595)	(17,025)	(647)	(7,826)	—	—	(36,093)
Interest and dividend income paid-in-kind	1,111	289	279	45	—	—	1,724
Proceeds from loan origination fees	(267)	(56)	—	—	—	—	(323)
Accretion of loan origination fees	110	93	9	2	—	—	214
Accretion of original issue discount	19	36	—	2	—	—	57

Balance, March 31, 2018	$377,405	$114,857	$29,622	$95,960	$14,351	$—	$632,195

Net change in unrealized appreciation of $6,085 and $1,059 for the three months ended March 31, 2018 and 2017, respectively, was attributable to Level 3 investments held at March 31, 2018 and 2017, respectively.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of March 31, 2018 and December 31, 2017. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Fair Value at March 31, 2018	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Second Lien Debt	$375,415	Discounted cash flow	Weighted average cost of capital	10.9% - 30.0% (13.4%)
	1,990	Enterprise value	EBITDA multiples	3.0x - 5.5x (3.0x)

Subordinated Debt	114,857	Discounted cash flow	Weighted average cost of capital	10.9% - 21.5% (13.3%)

First Lien Debt	26,524	Discounted cash flow	Weighted average cost of capital	12.2% - 30.0% (18.0%)
	3,098	Enterprise value	Revenue multiples	0.5x - 0.5x (0.5x)
Equity investments:
Equity	95,960	Enterprise value	EBITDA multiples	4.0x - 17.3x (7.6x)

Warrants	14,351	Enterprise value	EBITDA multiples	4.0x - 9.5x (7.7x)

Royalty Rights	—	Discounted cash flow	Weighted average cost of capital	N/A

	Fair Value at December 31, 2017	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Second Lien Debt	$332,539	Discounted cash flow	Weighted average cost of capital	10.6% - 44.7% (14.6%)
	8,740	Enterprise value	EBITDA multiples	2.2x - 6.0x (5.1x)

Subordinated Debt	126,481	Discounted cash flow	Weighted average cost of capital	10.9% - 20.8% (13.6%)

First Lien Debt	16,289	Discounted cash flow	Weighted average cost of capital	11.8% - 13.1% (12.3%)
	9,812	Enterprise value	EBITDA multiples	5.5x - 5.5x (5.5x)
	2,810	Enterprise value	Revenue multiples	0.5x - 0.5x (0.5x)

Equity investments:
Equity	84,585	Enterprise value	EBITDA multiples	4.0x - 17.3x (7.8x)

Warrants	15,052	Enterprise value	EBITDA multiples	4.0x - 9.5x (7.7x)

Royalty Rights	—	Discounted cash flow	Weighted average cost of capital	N/A

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, interest receivable and accounts payable and other liabilities approximate the fair value of such items due to the short maturity of such instruments. The Company’s borrowings under the Credit Facility (as defined in Note 6), SBA debentures, and Public Notes (as defined in Note 6) are recorded at their respective carrying values. The fair value of borrowings under the Credit Facility, if valued under ASC Topic 820, are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. There were no borrowings outstanding under the Credit Facility as of March 31, 2018. As of December 31, 2017, the fair value of the Company’s borrowings under the Credit Facility is estimated to be $11,500, which is the same as the Company’s carrying value of the borrowings. As of March 31, 2018 and December 31, 2017, the fair value of the Company’s SBA debentures,

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

if valued under ASC Topic 820 using Level 3 inputs, is estimated to be $214,500 and $231,300, respectively, which is the same as the Company’s carrying value of the debentures. The fair value of SBA debentures is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. The Public Notes, if valued under ASC Topic 820, would be valued using available market quotes, which is a Level 1 input. As of March 31, 2018, the fair value of the Public Notes is estimated to be $50,900, as compared to the carrying value of $50,000.

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

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement was $2,685 and $2,313, for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, the base management fee payable was $2,685 and $2,586, respectively; such amounts are reported in the management and incentive fees payable – due to affiliate line on the consolidated statements of assets and liabilities.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee was $2,224 and $2,043, for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, the income incentive fee payable was $2,224 and $2,154, respectively; such amounts are reported in the management and incentive fees payable – due to affiliate line on the consolidated statements of assets and liabilities.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Formation Transactions, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee to be paid for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of March 31, 2018 and December 31, 2017, the capital gains incentive fee payable was $0. The aggregate amount of capital gains incentive fees paid from the IPO through March 31, 2018 was $348.

In addition, the Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation). During the three months ended March 31, 2018 and 2017, the Company accrued (reversed) capital gains incentive fees of $1,530 and $335, respectively. As of March 31, 2018 and December 31, 2017, the accrued capital gains incentive fee payable was $8,007 and $6,477, respectively; such amounts are reported in the management and incentive fees payable – due to affiliate line on the consolidated statements of assets and liabilities.

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

Administration Agreement: The Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 1, 2017, the Board approved the renewal of the Administration Agreement through June 20, 2018. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides clerical, bookkeeping, and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies to which the Company is required to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies, including “dead deal” expenses. Under the Administration Agreement, administrative expenses for services provided for the three months ended March 31, 2018 and 2017 totaled $399 and $351, respectively. As of March 31, 2018 and December 31, 2017, the accrued administrative service expense was $425 and $562, respectively; such amounts are reported in the administration fee payable and other – due to affiliate line on the consolidated statements of assets and liabilities.

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

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of March 31, 2018 and December 31, 2017, the Company was in compliance in all material respect with the terms of the Credit Facility.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs; such debentures have 10-year terms with the entire principal balance due at maturity and are guaranteed by the SBA. Interest on SBA debentures is payable semi-annually on March 1 and September 1. Approved SBA debenture commitments that were unused as of March 31, 2018 and December 31, 2017 were zero and $27,000, respectively. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

As of March 31, 2018 and December 31, 2017, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling Date (1)	Maturity Date	Fixed Interest Rate	March 31, 2018	December 31, 2017
3/25/2009	3/1/2019	5.337%	$—	$14,750
9/23/2009	9/1/2019	4.950	—	10,000
3/24/2010	3/1/2020	4.825	—	13,000
9/22/2010	9/1/2020	3.932	8,500	12,500
3/29/2011	3/1/2021	4.801	—	1,550
9/21/2011	9/1/2021	3.594	2,750	3,250
3/21/2012	3/1/2022	3.483	3,250	3,250
3/21/2012	3/1/2022	3.051	19,000	19,000
9/19/2012	9/1/2022	2.530	11,000	11,000
9/19/2012	9/1/2022	3.049	11,500	11,500
3/27/2013	3/1/2023	3.155	3,000	3,000
9/24/2014	9/1/2024	3.775	1,000	1,000
3/25/2015	3/1/2025	3.321	5,500	5,500
3/25/2015	3/1/2025	3.277	22,500	22,500
9/23/2015	9/1/2025	3.571	16,700	16,700
3/23/2016	3/1/2026	3.267	1,500	1,500
3/23/2016	3/1/2026	3.249	21,800	21,800
9/21/2016	9/1/2026	2.793	500	500
3/29/2017	3/1/2027	3.587	10,000	10,000
9/20/2017	9/1/2027	3.260	1,000	1,000
9/20/2017	9/1/2027	3.190	33,000	33,000
3/21/2018	3/1/2028	3.859	16,000	15,000
3/21/2018	3/1/2028	3.534	15,500	—
(2)	(2)	(2)	7,000	—
(2)	(2)	(2)	2,500	—
(2)	(2)	(2)	1,000	—

Total outstanding SBA debentures			$214,500	$231,300

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)	The Company issued $10,500 in SBA debentures which will pool in September 2018. Until the pooling date, the debentures bear interest at a fixed rate interim interest rates ranging from 2.951% to 3.419%. The Company expects the current interim interest rate will reset to a higher long-term fixed rate on the pooling date.

Public Notes: On February 2, 2018, the Company closed the public offering of approximately $43,478 in aggregate principal amount of its 5.875% notes due 2023, or the “Public Notes.” On February 22, 2018, the underwriters exercised their option to purchase an additional $6,522 in aggregate principal of the Public Notes. The total net proceeds to the Company from the Public Notes, including the exercise of the underwriters option, after deducting underwriting discounts of approximately $1,500 and estimated offering expenses of $400, were approximately $48,100.

The Public Notes mature on February 1, 2023 and bear interest at a rate of 5.875%. The Public Notes are unsecured obligations of the Company and rank pari passu with the Company’s future unsecured indebtedness; effectively subordinated to all of the existing and future secured indebtedness of the Company; and structurally subordinated to all existing and future indebtedness and other obligations of any subsidiaries, financing vehicles, or similar facilities the Company may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. The Public Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after February 1, 2020. Interest on the Public Notes is payable quarterly on February 1, May 1, August 1 and November 1 of each year. The Public Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSL.”

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Interest and fees related to the Company’s debt for the three months ended March 31, 2018 and 2017 which are included in interest and financing expenses on the consolidated statements of operations, were as follows:

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
	SBA debentures	Credit Facility	Public Notes	Total	SBA debentures	Credit Facility	Public Notes	Total
Stated interest expense	$1,947	$224	$444	$2,615	$2,118	$125	$—	$2,243
Amortization of deferred financing costs	343	65	59	467	254	87	—	341

Total interest and financing expenses	$2,290	$289	$503	$3,082	$2,372	$212	$—	$2,584

Weighted average stated interest rate, period end	3.311%	N/A	5.875%	3.796%	3.879%	N/A	N/A	3.879%
Unused commitment fee rate, period end	N/A	1.000%	N/A	1.000%	N/A	1.000%	N/A	1.000%

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations using the effective interest method, over the term of the respective financing instrument. Deferred financing costs related to the Credit Facility, SBA debentures, and Public Notes as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018				December 31, 2017
	SBA debentures	Credit Facility	Public Notes	Total	SBA debentures	Credit Facility	Public Notes	Total
SBA debenture commitment fees	$3,000	$—	$—	$3,000	$3,000	$—	$—	$3,000
SBA debenture leverage fees	7,276	—	—	7,276	6,621	—	—	6,621
Credit Facility upfront fees	—	1,500	—	1,500	—	1,495	—	1,495
Public Notes underwriting discounts	—	—	1,500	1,500	—	—	—	—
Public Notes debt issue costs	—	—	400	400	—	—	—	—

Total deferred financing costs	10,276	1,500	1,900	13,676	9,621	1,495	—	11,116
Less: accumulated amortization	(5,324)	(1,235)	(59)	(6,618)	(4,981)	(1,170)	—	(6,151)

Unamortized deferred financing costs	$4,952	$265	$1,841	$7,058	$4,640	$325	$—	$4,965

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures and Credit Facility liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of March 31, 2018 and December 31, 2017:

	March 31, 2018				December 31, 2017
	SBA debentures	Credit Facility	Public Notes	Total	SBA debentures	Credit Facility	Public Notes	Total
Outstanding debt	$214,500	$—	$50,000	$264,500	$231,300	$11,500	$—	$242,800
Less: unamortized deferred financing costs	(4,952)	(265)	(1,841)	(7,058)	(4,640)	(325)	—	(4,965)

Debt, net of deferred financing costs	$209,548	$(265)	$48,159	$257,442	$226,660	$11,175	$—	$237,835

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

As of March 31, 2018, the Company’s debt liabilities are scheduled to mature as follows:

Year	SBA debentures	Credit Facility (1)	Public Notes	Total
2018	$—	$—	$—	$—
2019	—	—	—	—
2020	8,500	—	—	8,500
2021	2,750	—	—	2,750
2022	44,750	—	—	44,750
2023	3,000	—	50,000	53,000
2024	1,000	—	—	1,000
2025	44,700	—	—	44,700
2026	23,800	—	—	23,800
2027	44,000	—	—	44,000
2028	42,000	—	—	42,000

Total	$214,500	$—	$50,000	$264,500

(1)	The Company’s Credit Facility matures on June 16, 2019. As of March 31, 2018, there were no outstanding borrowings under the Credit Facility.

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to portfolio companies to fund various undrawn revolving loans, other credit facilities and capital commitments totaling $8,485 and $8,352 as of March 31, 2018 and December 31, 2017, respectively. Such outstanding commitments are summarized in the following table:

	March 31, 2018		December 31, 2017
Portfolio Company - Investment	Total Commitment	Unfunded Commitment	Total Commitment	Unfunded Commitment
B&B Roadway and Security Solutions, LLC - Common Equity	$133	$133	$—	$—
Mesa Line Services, LLC - Delayed Draw Commitment	4,000	4,000	4,000	4,000
Oaktree Medical Centre, P.C. – Revolving Loan	—	—	2,500	—
Rhino Assembly Company, LLC - Delayed Draw Commitment	1,500	1,500	1,500	1,500
Safety Products Group, LLC - Common Equity	2,852	2,852	2,852	2,852

Total	$8,485	$8,485	$10,852	$8,352

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

Public Offerings of Common Stock

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

Common Stock ATM Program

On August 21, 2014, the Company entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which the Company could sell, by means of at-the-market offerings from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50,000 (the “ATM Program”). There were no issuances of common stock under the ATM program during the last two fiscal years and for the three months ended March 31, 2018.

Stock Repurchase Program

As described in Note 2, the Company has Stock Repurchase Program under which the Company may acquire up to $5,000 of its outstanding common stock. During the three months ended March 31, 2018, the Company repurchased 44,821 shares of common stock on the open market for $582. The Company did not make any repurchases of common stock during the three months ended March 31, 2017. The Company’s NAV per share increased by approximately $0.01 for the three months ended March 31, 2018 as a result of the share repurchases. The following table summarizes the Company’s share repurchases under the Stock Repurchase Program for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
Repurchases of Common Stock	2018	2017
Number of shares repurchased	44,821	—
Cost of shares repurchased, including commissions	$582	$—
Weighted average price per share	$12.94	$—
Net asset value per share at prior quarter end	$16.05	N/A
Weighted average discount to prior quarter net asset value	19.4%	N/A

See Note 9 for additional information regarding the issuance of shares under the DRIP.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

As of March 31, 2018 and December 31, 2017, the Company had 24,463,119 and 24,507,940 shares of common stock outstanding, respectively.

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the last two fiscal years and for the three months ended March 31, 2018.

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distribution	Cash Distribution	DRIP Shares Value		DRIP Shares		DRIP Share Issue Price
Fiscal Year Ended December 31, 2016:
2/16/2016	3/11/2016	3/25/2016	$0.39	$6,357	$6,177	$180		11,631		$15.49
5/2/2016	6/10/2016	6/24/2016	0.39	7,337	7,143	194		12,722		15.25
8/1/2016	9/9/2016	9/23/2016	0.39	7,488	7,293	195		12,340		15.76
11/1/2016	12/2/2016	12/16/2016	0.39	8,585	8,386	199		12,381		16.08
11/1/2016 (1)	12/2/2016	12/16/2016	0.04	880	860	20		1,270		16.08

			$1.60	$30,647	$29,859	$788		50,344

Fiscal Year Ended December 31, 2017:
2/14/2017	3/10/2017	3/24/2017	$0.39	$8,754	$8,556	$198		11,500		17.17
5/1/2017	6/9/2017	6/23/2017	0.39	8,758	8,582	176		10,548		16.74
7/31/2017	9/8/2017	9/22/2017	0.39	9,548	9,353	195		12,256		15.90
10/30/2017	12/20/2017	12/27/2017	0.39	9,552	9,343	209		13,659		15.30
10/30/2017(1)	12/20/2017	12/27/2017	0.04	980	959	21		1,401		15.30

			$1.60	$37,592	$36,793	$799		49,364

Three Months Ended March 31, 2018:
2/13/2018	3/9/2018	3/23/2018	$0.39	$9,558	$9,558	$—	(2)	—	(2)	—

			$0.39	$9,558	$9,558	$—		—

(1)	Special dividend.
(2)	During the three months ended March 31, 2018, the Company directed the DRIP program plan administrator to repurchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock in lieu of issuing new shares. Accordingly, the Company purchased and reissued 16,503 shares of common stock at an average price of $12.97, for a total of $214.

Since the Company’s IPO, dividends and distributions to stockholders total $176,858 or $10.95 per share.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 10. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Per share data:
Net asset value at beginning of period	$16.05	$15.76
Net investment income (1)	0.30	0.35
Net realized gain (loss) on investments, net of tax benefit (refund) (1)	0.22	0.22
Net unrealized appreciation (depreciation) on investments (1)	0.09	(0.15)

Total increase from investment operations (1)	0.61	0.42
Accretive (dilutive) effect of share issuances and repurchases	0.01	—
Dividends to stockholders	(0.39)	(0.39)
Other (2)	—	0.01

Net asset value at end of period	$16.28	$15.80

Market value at end of period	$12.88	$17.57

Shares outstanding at end of period	24,463,119	22,457,576
Weighted average shares outstanding during the period	24,498,041	22,446,970
Net assets at end of period	$398,158	$354,812
Average net assets (7)	$395,716	$354,299
Ratios to average net assets:
Total expenses (3)(5)(8)	10.8%	9.5%
Net investment income (3)(6)	7.5%	8.9%
Total return (4)	(12.6%)	14.2%
Portfolio turnover ratio (3)	23.5%	36.0%
Supplemental Data:
Average debt outstanding	$253,650	$211,625
Average debt per share (1)	$10.35	$9.43

(1)	Weighted average per share data.
(2)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	Annualized.
(4)	The total return for the three months ended March 31, 2018 and 2017 equals the change in the market value of the Company’s common stock per share during the period plus dividends paid per share during the period, divided by the market value per share at the beginning of the period.
(5)	The total expenses to average net assets ratio is calculated using the total expenses caption as presented on the consolidated statements of operations, which includes incentive fee and excludes the income tax provision.
(6)	The net investment income to average net assets ratio is calculated using the net investment income caption as presented on the consolidated statements of operations, which includes incentive fee.
(7)	Average net assets is calculated as the average of the net asset balances as of each quarter end during the fiscal year and the prior year end.
(8)	The following is a schedule of supplemental expense ratios to average net assets:

	Three Months Ended March 31,
Ratio to average net assets:	2018	2017
Expenses other than incentive fee (3)	7.0%	6.8%
Incentive fee (3)	3.8%	2.7%

Total expenses (3)(5)	10.8%	9.5%

Note 11. Subsequent Events

On April 3, 2018, the Company invested $7,805 in subordinated debt and common equity of UBEO, LLC, a premier provider of printer, copier, and related office equipment sales and services.

On April 12, 2018, the Company invested $11,950 in second lien debt, preferred equity and common equity of Power Grid Components, Inc., a supplier of high quality, mission critical products used in the North American electric power grid.

On April 19, 2018, the Company exited its debt investment in Allied 100 Group, Inc. The Company received payment in full of $13,000 on its subordinated debt.

On April 30, 2018, the Board declared a regular quarterly dividend of $0.39 per share payable on June 22, 2018 to stockholders of record as of June 8, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Fidus Investment Corporation’s consolidated financial statements and related notes appearing in our annual report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2018. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

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

These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy;

•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than the U.S. dollars; and,

•	the risks, uncertainties and other factors we identify in Item 1A. – Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2017, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in Item 1.A – Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 1, 2018. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

Overview

General and Corporate Structure

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

Fund I received its SBIC license on October 22, 2007 and Fund II received its SBIC license on May 28, 2013. We plan to continue to operate the Funds as SBICs, subject to SBA approval, and to utilize the proceeds of the sale of SBA-guaranteed debentures to enhance returns to our stockholders. We have also made, and continue to make, investments directly through FIC. We believe that utilizing FIC and the Funds as investment vehicles provides us with access to a broader array of investment opportunities. Based on the current capitalization of the Funds, we have fully utilized our borrowing capacity under the SBIC Debenture Program.

We have certain wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which generally holds one or more of our portfolio investments listed on the consolidated schedules of investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the our consolidated financial statements reflect our investment in the portfolio company investments owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit us to hold equity investments in portfolio companies that are taxed as partnerships for U.S. federal income tax purposes (such as entities organized as limited liability companies (“LLCs”) or other forms of pass through entities) while complying with the “source-of-income” requirements contained in the RIC tax provisions. The Taxable Subsidiaries are not consolidated with us for U.S. federal corporate income tax purposes, and each Taxable Subsidiary will be subject to U.S. federal corporate income tax on its taxable income. Any such income or expense is reflected in the consolidated statements of operations.

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

Revenues: We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on equity investments. Our debt investments, whether in the form of mezzanine, senior secured or unitranche loans, typically have terms of five to seven years and bear interest at a fixed rate but may bear interest at a floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity dates, which may include prepayment penalties. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity may reflect the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or PIK interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, or structuring fees and fees for providing managerial assistance. Debt investment origination fees, OID and market discount or premium, if any, are capitalized, and we accrete or amortize such amounts into interest income. We record prepayment premiums on loans as fee income. Interest and dividend income is recorded on the accrual basis to the extent that we expect to collect such amounts. Debt investments or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. See “Critical Accounting Policies and Use of Estimates – Revenue Recognition.” Interest is accrued daily based on the outstanding principal amount and the contractual terms of the debt. Dividend income is recorded as dividends are declared or at the point an obligation exists for the portfolio company to make a distribution, and is generally recognized when received. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is a distribution of earnings or a return of capital. Distributions of earnings are included in dividend income while a return of capital is recorded as a reduction in the cost basis of the investment. Estimates are adjusted as necessary after the relevant tax forms are received from the portfolio company.

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

Portfolio Composition, Investment Activity and Yield

During the three months ended March 31, 2018, we invested $60.9 million in debt and equity investments, including five new portfolio companies. These investments consisted of second lien debt ($51.5 million, or 84.6%), subordinated debt ($5.6 million, or 9.2%) and equity securities ($3.8 million, or 6.2%). During the three months ended March 31, 2018 we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $36.1 million.

During the three months ended March 31, 2017, we invested $55.0 million in debt and equity investments, including three new portfolio companies. These investments consisted of second lien debt ($37.6 million, or 68.3%), subordinated debt ($12.8 million, or 23.3%), first lien debt ($0.5 million, or 0.9%), equity securities ($4.0 million, or 7.3%) and warrant securities ($0.1 million, or 0.2%). During the three months ended March 31, 2017 we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $47.7 million.

As of March 31, 2018, the fair value of our investment portfolio totaled $632.2 million and consisted of 63 active portfolio companies and three portfolio companies that have sold their underlying operations. As of March 31, 2018, three debt investments bore interest at a variable rate, which represented $26.2 million of our portfolio on a fair value basis, and the remainder of our debt portfolio was comprised of fixed rate investments. Overall, the portfolio had net unrealized appreciation of $20.6 million as of March 31, 2018. As of March 31, 2018, our average active portfolio company investment at amortized cost was $9.7 million, which excludes investments in the three portfolio companies that have sold their underlying operations.

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

The weighted average yield on debt investments as of March 31, 2018 and December 31, 2017 was 12.7% and 13.0%, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of March 31, 2018 and December 31, 2017, respectively, including the accretion of OID and loan origination fees, but excluding investments on non-accrual status, if any.

The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments (dollars in millions):

	Fair Value				Cost
	March 31, 2018		December 31, 2017		March 31, 2018		December 31, 2017
Second Lien Debt	$377.4	59.6%	$341.3	57.3%	$399.5	65.2%	$357.6	62.0%
Subordinated Debt	114.9	18.2	126.5	21.2	115.4	18.9	126.5	21.9
First Lien Debt	29.6	4.7	28.8	4.8	31.6	5.2	31.9	5.5
Equity	96.0	15.2	84.6	14.2	57.2	9.4	53.9	9.3
Warrants	14.3	2.3	15.1	2.5	7.7	1.3	7.7	1.3
Royalty rights	—	—	—	—	0.2	—	0.2	—

Total	$632.2	100.0%	$596.3	100.0%	$611.6	100.0%	$577.8	100.0%

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	March 31, 2018		December 31, 2017		March 31, 2018		December 31, 2017
Midwest	$173.9	27.5%	$168.0	28.2%	$167.0	27.3%	$161.8	28.1%
Southeast	159.0	25.1	130.2	21.8	148.8	24.3	130.7	22.6
Northeast	99.6	15.8	107.8	18.1	104.9	17.2	105.3	18.2
West	62.4	9.9	63.4	10.6	54.0	8.8	54.0	9.3
Southwest	137.3	21.7	126.9	21.3	136.9	22.4	126.0	21.8

Total	$632.2	100.0%	$596.3	100.0%	$611.6	100.0%	$577.8	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Information Technology Services	10.1%	10.7%	10.2%	11.0%
Specialty Distribution	10.0	6.2	10.0	6.2
Healthcare Services	8.8	10.8	7.9	9.9
Component Manufacturing	7.8	6.6	8.4	7.0
Business Services	7.1	6.5	8.0	7.3
Transportation Services	6.8	7.1	6.9	7.3
Healthcare Products	6.2	7.3	6.7	7.1
Oil & Gas Services	5.5	4.7	2.3	2.7
Vending Equipment Manufacturing	5.3	5.7	5.6	5.9
Building Products Manufacturing	5.0	5.1	5.1	5.4
Industrial Cleaning & Coatings	4.1	4.3	4.3	4.6
Aerospace & Defense Manufacturing	4.0	4.4	4.1	4.3
Capital Equipment Manufacturing	3.7	3.4	3.8	3.4
Promotional Products	2.8	3.0	2.8	2.9
Utility Equipment Manufacturing	2.6	2.6	2.6	2.8
Retail	2.5	2.8	2.6	2.9
Consumer Products	2.4	3.3	2.5	2.7
Utilities: Services	1.5	1.6	1.6	1.7
Oil & Gas Distribution	1.0	1.0	1.0	1.0
Apparel Distribution	0.8	0.9	0.9	1.0
Laundry Services	0.7	0.7	0.6	0.7
Electronic Components Supplier	0.6	0.6	0.2	0.2
Restaurants	0.3	0.4	1.6	1.7
Specialty Chemicals	0.3	0.2	0.2	0.2
Packaging	0.1	0.1	0.1	0.1
Safety Products Manufacturing	0.0	0.0	0.0	0.0

Total	100.0%	100.0%	100.0%	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of March 31, 2018 and December 31, 2017 (dollars in millions):

	Fair Value				Cost
Investment Rating	March 31, 2018		December 31, 2017		March 31, 2018		December 31, 2017
1	$113.7	17.9%	$125.7	21.1%	$66.0	10.8%	$83.2	14.4%
2	409.2	64.7	398.4	66.8	401.7	65.7	393.6	68.1
3	92.7	14.7	51.8	8.7	102.3	16.7	60.7	10.5
4	14.3	2.3	18.3	3.1	19.1	3.1	28.3	4.9
5	2.3	0.4	2.1	0.3	22.5	3.7	12.0	2.1

Total	$632.2	100.0%	$596.3	100.0%	$611.6	100.0%	$577.8	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of March 31, 2018 and December 31, 2017 was 2.0 and 1.9, respectively, on a fair value basis and 2.2 and 2.1, respectively, on a cost basis.

Non-Accrual

As of March 31, 2018 and December 31, 2017, we had investments in two portfolio companies on non-accrual status (dollars in millions):

	March 31, 2018		December 31, 2017
Portfolio Company	Fair Value	Cost	Fair Value	Cost
Restaurant Finance Co, LLC	$2.0	$9.3	$2.1	$9.3
Six Month Smiles Holdings, Inc.	—	9.4	5.0	9.4

Total	$2.0	$18.7	$7.1	$18.7

For the three months ended March 31, 2018 and 2017, we recognized unrealized depreciation on non-accrual investments of $5.1 million and $0.3 million, respectively.

Discussion and Analysis of Results of Operations

Comparison of three months ended March 31, 2018 and 2017

Investment Income

Below is a summary of the changes in total investment income for the three months ended March 31, 2018 as compared to the same period in 2017 (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Interest income	$14.7	$13.0	$1.7	12.6%
Payment-in-kind interest income	1.7	1.7	—	1.2%
Dividend income	0.4	0.7	(0.3)	(48.6%)
Fee income	1.4	0.8	0.6	83.8%
Interest on idle funds and other income	—	—	—	10.0%

Total investment income	$18.2	$16.2	$2.0	12.4%

For the three months ended March 31, 2018, total investment income was $18.2 million, an increase of $2.0 million or 12.4%, from the $16.2 million of total investment income for the three months ended March 31, 2017. As reflected in the table above, the increase is primarily attributable to the following:

•	$1.7 million increase in interest income resulting from higher average debt investment balances outstanding, partially offset by a small decrease in weighted average debt yield and one additional portfolio company on non-accrual status, during 2018 as compared to 2017.

•	$0.6 million increase in fee income resulting from a higher level of structuring fees earned due to a comparative increase in new investments, as well as an increase in debt investment prepayment fee income, during 2018 as compared to 2017.

•	$(0.3) million decrease in dividend income due to decreased levels of distributions received from equity investments and certain prior year dividend tax character true-ups recognized upon receipt of the relevant tax forms from the underlying portfolio company, during 2018 as compared to 2017.

Expenses

Below is a summary of the changes in total expenses, including income tax provision, for the three months ended March 31, 2018 as compared to the same period in 2017 (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Interest and financing expenses	$3.1	$2.6	$0.5	19.3%
Base management fee	2.7	2.3	0.4	16.1%
Incentive fee - income	2.2	2.0	0.2	8.9%
Incentive fee - capital gains	1.5	0.3	1.2	356.7%
Administrative service expenses	0.4	0.4	—	13.7%
Professional fees	0.5	0.5	—	8.7%
Other general and administrative expenses	0.3	0.2	0.1	6.1%

Total expenses, before income tax provision	10.7	8.3	2.4	28.1%
Income tax provision	0.1	—	0.1	(3375.0%)

Total expenses, including income tax provision	$10.8	$8.3	$2.5	29.7%

For the three months ended March 31, 2018, total expenses, including income tax provision, were $10.8 million, an increase of $2.5 million or 29.7%, from the $8.3 million of total expenses, including income tax provision, for the three months ended March 31, 2017. As reflected in the table above, the increase is primarily attributable to the following:

•	$1.2 million increase in the capital gains incentive fee due to a $6.0 million increase in net gain on investments (net realized gains (losses) plus net change in unrealized appreciation (depreciation) on investments) during 2018, as compared to the same period in 2017.

•	$0.5 million increase in interest and financing expenses due to an increase in average borrowings outstanding during 2018 as compared to 2017.

•	$0.4 million increase in base management fee due to higher average total assets during 2018 as compared to 2017.

Net Investment Income

Net investment income decreased by $(0.5) million, or (6.1)%, during the three months ended March 31, 2018 as compared to the same period in 2017, as a result of the $2.0 million increase in total investment income and offset by the larger increase in total expenses, including income tax provision, of $2.5 million, which was primarily due to a $1.2 million increase in the capital gains incentive fee accrual.

Net Gain (Loss) on Investments

For the three months ended March 31, 2018, the total net realized gain on investments, before income tax provision on realized gains, was $7.3 million. Significant realized gains for the three months ended March 31, 2018 are summarized below:

Portfolio Company	Realization Event	Net Realized Gains (Losses) (in millions)
World Wide Packaging, LLC	Exit of portfolio company	$6.8
Malabar International	Escrow distribution	0.2
Worldwide Express Operations, LLC	Distributions tax character true-up	0.2
Other		0.1

Total		$7.3

For the three months ended March 31, 2017, the total net realized gain on investments, before income tax provision on realized gains, was $6.4 million. Significant realized gains and (losses) for the three months ended March 31, 2017 are summarized below:

Portfolio Company	Realization Event	Net Realized Gain (Loss) (in millions)
Worldwide Express Operations, LLC	Sale of portfolio company	$6.4

Total		$6.4

During the three months ended March 31, 2018 and 2017, we recorded a net change in unrealized appreciation (depreciation) on investments attributable to the following:

	Three Months Ended March 31,
Unrealized Appreciation (Depreciation)	2018	2017
Exit, sale or restructuring of investments	$(4.0)	$(4.5)
Fair value adjustments to debt investments	(5.2)	(2.1)
Fair value adjustments to equity investments	11.3	3.2

Net change in unrealized appreciation (depreciation)	$2.1	$(3.4)

During the three months ended March 31, 2018 and 2017, we recorded $1.7 million and $1.4 million of income tax provision from realized gains on investments, respectively.

Net Increase in Net Assets Resulting From Operations

As a result of these events, our net increase in net assets resulting from operations during the three months ended March 31, 2018 was $15.0 million, an increase of $5.5 million, or 57.6%, compared to a net increase in net assets resulting from operations of $9.5 million during the three months ended March 31, 2017.

Liquidity and Capital Resources

As of March 31, 2018, we had $32.8 million in cash and cash equivalents and our net assets totaled $398.2 million. We believe that our current cash and cash equivalents on hand, our Credit Facility and our anticipated cash flows from operations will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of securities (including the ATM Program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. During the three months ended March 31, 2018, we repaid $43.8 million of SBA debentures which would have matured during the period March 1, 2019 through September 1, 2021. Our remaining outstanding SBA debentures continue to mature in 2020 and subsequent years through 2028, which will require repayment on or before the respective maturity dates.

Cash Flows

For the three months ended March 31, 2018, we experienced a net decrease in cash and cash equivalents in the amount of $8.8 million. During that period, we used $17.8 million of cash for operating activities, which included the funding of $60.9 million of investments, which were offset by proceeds received from sales and repayments of investments of $36.1 million. During the same period, we received proceeds from the issuances of SBA debentures of $27.0 million and proceeds from the issuance of our Public Notes of $50.0 million, which were partially offset by repayments of SBA debentures of $43.8 million, net repayments on our Credit Facility of $11.5 million, cash dividends paid to stockholders of $9.6 million, the payment of deferred financing costs of $2.6 million and repurchases of common stock under the Stock Repurchase Program of $0.6 million.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of additional debt and equity capital.

SBA debentures

The Funds are licensed SBICs, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $150.0 million, whichever is less. For three or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of March 31, 2018, Fund I and Fund II had $64.5 million and $150.0 million of outstanding SBA debentures, respectively, and neither of the Funds can issue additional SBA debentures. Subject to SBA regulatory requirements and approval of an additional SBIC licensed fund, we may access up to $135.5 million of additional SBA debentures under the SBIC Debenture Program. For more information on the SBA debentures, please see Note 6 to our consolidated financial statements.

Credit Facility

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

We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of March 31, 2018, we were in compliance with all covenants of the Credit Facility and there were no borrowings outstanding under the Credit Facility.

Public Notes

On February 2, 2018, we closed the public offering of approximately $43.5 million in aggregate principal amount of our 5.875% notes due 2023, or the “Public Notes.” On February 22, 2018, the underwriters exercised their option to purchase an additional $6.5 million in aggregate principal of the Public Notes. The total net proceeds to us from the Public Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of approximately $1.5 million and estimated offering expenses of $0.4 million, were approximately $48.1 million.

The Public Notes will mature on February 1, 2023 and bear interest at a rate of 5.875%. The Public Notes are unsecured obligations and rank pari passu with our future unsecured indebtedness; effectively subordinated to all of our existing and future secured indebtedness; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities we may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. The Public Notes may be redeemed in whole or in part at any time or from time to time at our option on or after February 1, 2020. Interest on the Public Notes is payable quarterly on February 1, May 1, August 1 and November 1 of each year. The Public Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSL.” As of March 31, 2018, the outstanding principal balance of the Public Notes was $50.0 million.

As of March 31, 2018, the weighted average stated interest rates for our SBA debentures and the Public Notes were 3.311% and 5.875%, respectively. As of March 31, 2018, we did not have any outstanding borrowings under our Credit Facility, and we were subject to a 1.000% fee on the unused portion of our Credit Facility. As of March 31, 2018, the weighted average interest rate on debt outstanding was 3.796%.

As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200.0%. This requirement limits the amount that we may borrow. We have received exemptive relief from the U.S. Securities and Exchange Commission (“SEC”) to allow us to exclude any indebtedness guaranteed by the SBA and issued by the Funds from the 200.0% asset coverage requirements, which, in turn, will enable us to fund more investments with debt capital. Recent legislation, however, modifies the required minimum asset coverage ratio from 200.0% to 150.0%, if certain requirements are met. Under the legislation, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective after the one-year anniversary of such approval.

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

Stock Repurchase Program

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 30, 2017, the Board extended the Stock Repurchase Program through December 31, 2018, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. During the three months ended March 31, 2018, we repurchased 44,821 shares of common stock on the open market for $0.6 million. We did not make any repurchases of common stock during the three months ended March 31, 2017. Refer to Note 8 to our consolidated financial statements for additional information concerning stock repurchases.

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

•

our board of directors engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result it is not in our stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where we determine that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. Our board of directors consulted with the independent valuation firm(s) in arriving at our determination of fair value for 18 and 18 of our portfolio company investments representing 30.5% and 32.0% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended March 31, 2018 and December 31, 2017, respectively) as of March 31, 2018 and December 31, 2017, respectively;

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

Interest and dividend income. Interest and dividend income are recorded on the accrual basis to the extent that we expect to collect such amounts. Interest is accrued daily based on the outstanding principal amount and the contractual terms of the debt. Dividend income is recorded as dividends are declared or at the point an obligation exists for the portfolio company to make a distribution, and is generally recognized when received. Distributions from portfolio companies are evaluated to determine if the distribution is a distribution of earnings or a return of capital. Distributions of earnings are included in dividend income while a return of capital is recorded as a reduction in the cost basis of the investment. Estimates are adjusted as necessary after the relevant tax forms are received from the portfolio company.

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

Warrants. In connection with our debt investments, we will sometimes receive warrants or other equity-related securities (Warrants). We determine the cost basis of Warrants based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and Warrants received. Any resulting difference between the face amount of the debt and its recorded fair value resulting from the assignment of value to the Warrants is treated as OID and accreted into interest income using the effective interest method over the term of the debt investment.

Fee income. All transaction fees earned in connection with our investments are recognized as fee income and are generally non-recurring. Such fees typically include fees for services, including structuring and advisory services, provided to portfolio companies. We recognize income from fees for providing such structuring and advisory services when the services are rendered or the transactions are completed. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as fee income when earned.

We also typically receive loan origination or closing fees in connection with investments. Such loan origination and closing fees are capitalized as unearned income and offset against investment cost basis on our consolidated statements of assets and liabilities and accreted into interest income over the term of the investment.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017. We adopted the ASU effective January 1, 2018. The majority of our income streams are specifically excluded from the scope of the ASU as they relate to financial instruments that are within the scope of other topics, and in general the impact of adopting the ASU is not material to our consolidated financial position or disclosures.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. We had off-balance sheet arrangements consisting of outstanding commitments to fund various undrawn revolving loans and other credit facilities totaling $8.5 million and $8.4 million as of March 31, 2018 and December 31, 2017, respectively. Such outstanding commitments are summarized in the following table (dollars in millions):

	March 31, 2018		December 31, 2017
Portfolio Company - Investment	Total Commitment	Unfunded Commitment	Total Commitment	Unfunded Commitment
B&B Roadway and Security Solutions, LLC - Common Equity	$0.1	$0.1	$—	$—
Mesa Line Services, LLC - Delayed Draw Commitment	4.0	4.0	4.0	4.0
Oaktree Medical Centre, P.C. – Revolving Loan	—	—	2.5	—
Rhino Assembly Company, LLC - Delayed Draw Commitment	1.5	1.5	1.5	1.5
Safety Products Group, LLC - Common Equity	2.9	2.9	2.9	2.9

Total	$8.5	$8.5	$10.9	$8.4

Additional detail for each of the commitments above is provided in the our consolidated schedules of investments.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Investment Advisory Agreement with Fidus Investment Advisors, LLC, as our investment advisor. Pursuant to the agreement our investment advisor manages our day-to-day operating and investing activities. We pay our investment advisor a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. See Note 5 to our consolidated financial statements.

•	Edward H. Ross, our Chairman and Chief Executive Officer, and Thomas C. Lauer, our President, are managers of Fidus Investment Advisors, LLC. In May 2015, Fidus Investment Advisors, LLC entered into a combination with Fidus Partners, LLC (the “Combination”), by which members of Fidus Investment Advisors LLC and Fidus Partners, LLC (“Partners”) contributed all of their respective membership interest in Fidus Investment Advisors LLC and Partners to a newly formed limited liability company, Fidus Group Holdings, LLC (“Holdings”). As a result, Fidus Investment Advisors LLC is a wholly-owned subsidiary of Holdings, which is a limited liability company organized under the laws of Delaware.

•	We entered into the Administration Agreement with Fidus Investment Advisors, LLC to provide us with the office facilities and administrative services necessary to conduct day-to-day operations. See Note 5 to our consolidated financial statements.

•	We entered into a license agreement with Fidus Partners, LLC, pursuant to which Fidus Partners, LLC has granted us a non-exclusive, royalty-free license to use the name “Fidus.”

In connection with the IPO and our election to be regulated as a BDC, we applied for and received exemptive relief from the SEC on March 27, 2012 to allow us to take certain actions that would otherwise be prohibited by the 1940 Act, as applicable to BDCs. The relief permits FIC and Fund I, each of which has elected to be treated as a BDC, to operate effectively as one company, specifically allowing them to: (1) engage in certain transactions with each other; (2) invest in securities in which the other is or proposes to be an investor; (3) file consolidated reports with the Commission; and (4) be subject to modified consolidated asset coverage requirements for senior securities issued by a BDC and its SBIC subsidiary. Fund II has not elected to be treated as a BDC and is not party to this exemptive relief. The fourth exemption described above allows us to exclude any indebtedness guaranteed by the SBA and issued by Fund I from the asset coverage requirements applicable to us. Effective September 30, 2014, any SBA debentures issued by Fund II are not considered senior securities for purposes of the asset coverage requirements.

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

Recent Developments

On April 3, 2018, we invested $7.8 million in subordinated debt and common equity of UBEO, LLC, a premier provider of printer, copier, and related office equipment sales and services.

On April 12, 2018, we invested $12.0 million in second lien debt, preferred equity and common equity of Power Grid Components, Inc., a supplier of high quality, mission critical products used in the North American electric power grid.

On April 19, 2018, we exited our debt investment in Allied 100 Group, Inc. We received payment in full of $13.0 million on our subordinated debt.

On April 30, 2018, the Board declared a regular quarterly dividend of $0.39 per share payable on June 22, 2018 to stockholders of record as of June 8, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. As of March 31, 2018 and December 31, 2017, three debt investments, respectively, bore interest at a variable rate, which represented $26.2 million and $26.1 million of our portfolio on a fair value basis, respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Assuming that the consolidated statements of assets and liabilities as of March 31, 2018 and December 31, 2017 were to remain constant, a hypothetical 100 basis point change in interest rates would not have a material effect on our level of interest income from debt investments. Our pooled SBA debentures and our Public Notes bear interest at fixed rates. Our Credit Facility bears interest, subject to our election, on a per annum basis equal to (i) the alternate base rate plus 2.5% or (ii) the applicable LIBOR, which varies depending on the period of the borrowing under the Credit Facility, plus 3.5%. The alternate base rate is equal to the greater of (i) prime rate, (ii) the federal funds rate plus 0.5% or (iii) the three-month LIBOR plus 1.0%.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not, and our investment advisor is not, currently subject to any material legal proceedings.

Item 1A.	Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Form 10-K for the year ended December 31, 2017 and filed with the SEC on March 1, 2018, which are incorporated herein by reference. These Risk Factors could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 30, 2017, the Board extended the Stock Repurchase Program through December 31, 2018, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time.

During the three months ended March 31, 2018, we repurchased 44,821 shares of common stock on the open market for $0.6 million under the Stock Repurchase Program. The following table provides information regarding such repurchases of our common stock (dollars in millions, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number
				(or Approximate
				Dollar Value)
				of Shares that May
				Yet Be Purchased
				Under the Stock
				Repurchase Program
January 1, 2018 through January 31, 2018	—	$—	—	$5.0
February 1, 2018 through February 28, 2018	—	$—	—	$5.0
March 1, 2018 through March 31, 2018	44,821	$12.94	44,821	$4.4

Total	44,821	$12.94	44,821

(1)	Excludes shares purchased on the open market and reissued in order to satisfy the dividend reinvestment plan (“DRIP”) obligation to deliver shares of common stock in lieu of issuing new shares. During March 2018, we purchased and reissued 16,503 shares of common stock at an average price of $12.97, for a total of $0.2 million.

Refer to Note 8 to our consolidated financial statements for additional information concerning stock repurchases under our Stock Repurchase Program.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Number	Exhibit

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDUS INVESTMENT CORPORATION

Date: May 3, 2018	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2018	/s/ SHELBY E. SHERARD
Shelby E. Sherard
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.