Form 10-Q
period 2018-06-30
FIDUS INVESTMENT Corp
filed 2018-08-02
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 30, 2018, the Registrant had outstanding 24,463,119 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	June 30, 2018 (unaudited)	December 31, 2017
ASSETS
Investments, at fair value
Control investments (cost: $6,811 and $6,294, respectively)	$5,041	$4,723
Affiliate investments (cost: $80,428 and $91,361, respectively)	127,816	123,011
Non-control/non-affiliate investments (cost: $524,429 and $480,139, respectively)	513,325	468,574

Total investments, at fair value (cost: $611,668 and $577,794, respectively)	646,182	596,308
Cash and cash equivalents	23,999	41,572
Interest receivable	6,442	7,411
Prepaid expenses and other assets	1,103	972

Total assets	$677,726	$646,263

LIABILITIES
SBA debentures, net of deferred financing costs (Note 6)	$209,728	$226,660
Public Notes, net of deferred financing costs (Note 6)	48,217	—
Borrowings under Credit Facility, net of deferred financing costs (Note 6)	6,718	11,175
Accrued interest and fees payable	2,940	2,712
Management and incentive fees payable – due to affiliate	12,735	11,217
Administration fee payable and other – due to affiliate	340	562
Taxes payable	519	500
Accounts payable and other liabilities	268	164

Total liabilities	281,465	252,990

Commitments and contingencies (Note 7)
NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 24,463,119 and 24,507,940 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively)	24	24
Additional paid-in capital	369,963	370,545
Undistributed net investment income	2,923	5,687
Accumulated net realized gain (loss) on investments, net of taxes and distributions	(11,667)	(2,001)
Accumulated net unrealized appreciation on investments	35,018	19,018

Total net assets	396,261	393,273

Total liabilities and net assets	$677,726	$646,263

Net asset value per common share	$16.20	$16.05

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

(in thousands, except shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income:
Interest income
Control investments	$61	$—	$118	$—
Affiliate investments	1,883	2,453	3,538	4,713
Non-control/non-affiliate investments	13,741	11,125	26,764	21,954

Total interest income	15,685	13,578	30,420	26,667
Payment-in-kind interest income
Control investments	162	—	315	—
Affiliate investments	107	456	507	870
Non-control/non-affiliate investments	1,061	1,200	2,187	2,445

Total payment-in-kind interest income	1,330	1,656	3,009	3,315
Dividend income
Control investments	—	—	—	—
Affiliate investments	197	268	641	546
Non-control/non-affiliate investments	98	347	(8)	727

Total dividend income	295	615	633	1,273
Fee income
Control investments	—	—	—	—
Affiliate investments	27	141	23	147
Non-control/non-affiliate investments	748	1,254	2,189	2,030

Total fee income	775	1,395	2,212	2,177
Interest on idle funds and other income	27	27	71	67

Total investment income	18,112	17,271	36,345	33,499

Expenses:
Interest and financing expenses	3,046	2,401	6,128	4,985
Base management fee	2,821	2,403	5,506	4,716
Incentive fee	1,907	2,484	5,661	4,862
Administrative service expenses	347	340	746	691
Professional fees	275	241	785	710
Other general and administrative expenses	691	431	986	709

Total expenses	9,087	8,300	19,812	16,673

Net investment income before income taxes	9,025	8,971	16,533	16,826
Income tax provision	67	29	198	25

Net investment income	8,958	8,942	16,335	16,801

Net realized and unrealized gains (losses) on investments:
Net realized gains (losses):
Control investments	—	—	—	—
Affiliate investments	(6,240)	—	733	26
Non-control/non-affiliate investments	(8,956)	(367)	(8,651)	6,071
Net change in unrealized appreciation (depreciation):
Control investments	(272)	—	(199)	—
Affiliate investments	9,353	(435)	15,738	750
Non-control/non-affiliate investments	4,802	1,817	461	(2,774)
Income tax provision from realized gains on investments	(1)	—	(1,748)	(1,385)

Net gain (loss) on investments	(1,314)	1,015	6,334	2,688

Net increase in net assets resulting from operations	$7,644	$9,957	$22,669	$19,489

Per common share data:
Net investment income per share-basic and diluted	$0.37	$0.39	$0.67	$0.75

Net increase in net assets resulting from operations per share — basic and diluted	$0.31	$0.44	$0.93	$0.86

Dividends declared per share	$0.39	$0.39	$0.78	$0.78

Weighted average number of shares outstanding — basic and diluted	24,463,119	22,653,580	24,480,484	22,550,846

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except shares)

					Accumulated
					net realized	Accumulated
					gain (loss) on	net unrealized
	Common Stock		Additional	Undistributed	investments,	appreciation
	Number of	Par	paid-in	net investment	net of taxes and	(depreciation)	Total net
	shares	value	capital	income	distributions	on investments	assets
Balances at December 31, 2016	22,446,076	$22	$340,101	$9,626	$(19,908)	$23,944	$353,785
Public offerings of common stock, net of expenses (Note 8)	2,012,500	2	32,285	—	—	—	32,287
Shares issued under dividend reinvestment plan	22,048	—	374	—	—	—	374
Net increase in net assets resulting from operations	—	—	—	16,801	4,712	(2,024)	19,489
Dividends declared	—	—	—	(17,512)	—	—	(17,512)

Balances at June 30, 2017	24,480,624	$24	$372,760	$8,915	$(15,196)	$21,920	$388,423

Balances at December 31, 2017	24,507,940	$24	$370,545	$5,687	$(2,001)	$19,018	$393,273
Repurchases of common stock under Stock Repurchase Program (Note 8)	(44,821)	—	(582)	—	—	—	(582)
Net increase in net assets resulting from operations	—	—	—	16,335	(9,666)	16,000	22,669
Dividends declared	—	—	—	(19,099)	—	—	(19,099)

Balances at June 30, 2018	24,463,119	$24	$369,963	$2,923	$(11,667)	$35,018	$396,261

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$22,669	$19,489
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used for) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(16,000)	2,024
Net realized (gain) loss on investments	7,918	(6,097)
Interest and dividend income paid-in-kind	(3,098)	(3,864)
Accretion of original issue discount	(105)	(275)
Accretion of loan origination fees	(434)	(726)
Purchase of investments	(103,989)	(87,087)
Proceeds from sales and repayments of investments	65,270	66,733
Proceeds from loan origination fees	564	486
Amortization of deferred financing costs	811	625
Changes in operating assets and liabilities:
Interest receivable	969	(85)
Prepaid expenses and other assets	(164)	(510)
Accrued interest and fees payable	228	(510)
Management and incentive fees payable – due to affiliate	1,518	815
Administration fee payable and other—due to affiliate	(222)	(470)
Taxes payable	19	(190)
Accounts payable and other liabilities	104	(56)

Net cash (used for) operating activities	(23,942)	(9,698)

Cash Flows from Financing Activities:
Proceeds from stock offerings, net of expenses	—	28,053
Proceeds received from SBA debentures	27,000	18,000
Repayments of SBA debentures	(43,800)	(24,750)
Proceeds received from issuance of Public Notes	50,000	—
Proceeds received from (repayments of) borrowings under Credit Facility, net	(4,500)	—
Payment of deferred financing costs	(2,650)	(731)
Dividends paid to stockholders, including expenses	(19,099)	(17,138)
Repurchases of common stock under Stock Repurchase Program	(582)	—

Net cash provided by financing activities	6,369	3,434

Net (decrease) in cash and cash equivalents	(17,573)	(6,264)
Cash and cash equivalents:
Beginning of period	41,572	57,083

End of period	$23,999	$50,819

Supplemental disclosure of cash flow information:
Cash payments for interest	$5,089	$4,870
Cash payments for taxes, net of tax refunds received	$1,927	$1,600
Non-cash financing activities:
Shares issued under dividend reinvestment plan	$—	$374
Proceeds receivable from stock offering	$—	$4,234

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

June 30, 2018

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
Control Investments (t)
FDS Avionics Corp. (dba Flight Display Systems)	Aerospace & Defense Manufacturing
Second Lien Debt		4.00%/11.00%	4/1/2020	$5,868	$5,859	$4,837
Revolving Loan ($50 commitment)		4.00%/11.00%	4/1/2020	204	204	204
Common Equity (7,478 shares) (j)					748	—

					6,811	5,041	1%

Total Control Investments					$6,811	$5,041	1%

Affiliate Investments (l)
Apex Microtechnology, Inc.	Electronic Components Supplier
Warrant (2,293 shares) (m)					$220	$669
Common Equity (11,690 shares)					1,169	3,435

					1,389	4,104	1%
FAR Research Inc.	Specialty Chemicals
Common Equity (1,396 units)					1,396	2,109	1%
Fiber Materials, Inc.	Aerospace & Defense Manufacturing
Second Lien Debt		12.00%/0.00%	5/30/2022	$4,044	4,030	4,044
Common Equity (10 units)					1,000	2,279

					5,030	6,323	2%
Inflexxion, Inc. (n)	Business Services
First Lien Debt (p)(v)		5.00%/5.00%	12/16/2019	141	141	—
Revolving Loan (j)(p)(v)		5.00%/5.00%	12/16/2019	9	9	—

					150	—	0%
Medsurant Holdings, LLC	Healthcare Services
Second Lien Debt		13.00%/0.00%	6/30/2020	8,823	8,785	8,823
Preferred Equity (126,662 units) (h)					1,346	2,599
Warrant (505,176 units) (h)(m)					4,516	9,469

					14,647	20,891	5%
Microbiology Research Associates, Inc.	Healthcare Services
Subordinated Debt		11.00%/1.50%	3/13/2022	8,732	8,715	8,731
Common Equity (1,625,731 units) (j)					1,939	2,973

					10,654	11,704	3%
Mirage Trailers LLC	Utility Equipment Manufacturing
Second Lien Debt (k)(f)		13.50%/1.50%	11/25/2020	6,062	6,019	6,062
Common Equity (2,500,000 shares) (g)					2,240	3,053

					8,259	9,115	2%
Pfanstiehl, Inc.	Healthcare Products
Subordinated Debt		10.50%/0.00%	9/29/2022	6,208	6,195	6,208
Common Equity (8,500 units) (j)					850	12,631

					7,045	18,839	5%
Pinnergy, Ltd.	Oil & Gas Services
Second Lien Debt (k)		12.00%/0.00%	1/24/2020	6,000	5,989	6,000
Common Equity - Class A-2 (42,500 units) (k)					3,000	26,389
Common Equity - Class B (1,000 units) (k)					3,000	3,000

					11,989	35,389	9%
Rhino Assembly Company, LLC	Specialty Distribution
Second Lien Debt (k)		12.00%/1.00%	2/11/2023	3,990	3,973	3,990
Delayed Draw Commitment ($1,042 commitment) (i)(j)		12.00%/1.00%	5/17/2022	—	—	—
Preferred Equity (7,500 units) (j)(s)					750	1,050

					4,723	5,040	1%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2018

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Second Lien Debt		12.00%/2.25%	5/12/2021	$7,482	$7,464	$7,482
Common Equity (1,000,000 units)					1,000	722

					8,464	8,204	2%
Trantech Radiator Products, Inc.	Utility Equipment Manufacturing
Second Lien Debt (j)		14.25%/0.00%	12/31/2019	5,994	5,994	5,994
Common Equity (6,875 shares) (j)					688	104

					6,682	6,098	1%

Total Affiliate Investments					$80,428	$127,816	32%

Non-control/Non-affiliate Investments
Accent Food Services, LLC	Vending Equipment Manufacturing
Second Lien Debt (k)		10.00%/3.00%	5/30/2022	$29,417	$29,297	$28,152
Common Equity (7,885 units) (h)(j)					800	577

					30,097	28,729	7%
Allied 100 Group, Inc.	Healthcare Products
Common Equity (1,250,000 units) (j)					1,250	1,513	0%
American AllWaste LLC (dba WasteWater Transport Services)	Environmental Industries
Second Lien Debt (j)		11.00%/1.50%	11/30/2023	11,054	10,990	10,990
Delayed Draw Commitment ($2,960 commitment) (i)(j)		11.00%/1.50%	11/30/2019	—	(11)	—
Preferred Equity (500 units) (j)					500	500

					11,479	11,490	3%
AVC Investors, LLC (dba Auveco)	Specialty Distribution
Second Lien Debt (k)		11.50%/0.00%	7/3/2023	22,500	22,396	22,396
Common Equity (5,000 units) (j)					500	500

					22,896	22,896	6%
B&B Roadway and Security Solutions, LLC	Component Manufacturing
Second Lien Debt		10.50%/1.50%	8/27/2023	10,052	9,999	9,999
Common Equity (50,000 units) ($133 commitment) (h)(j)					500	500

					10,499	10,499	2%
Caldwell & Gregory, LLC	Laundry Services
Subordinated Debt		0.00%/12.00%	5/31/2022	3,220	3,220	3,220
Common Equity (500,000 units) (h)					500	753
Warrant (242,121 units) (h)(m)					241	330

					3,961	4,303	1%
Cardboard Box LLC (dba Anthony's Coal Fired Pizza)	Restaurants
Common Equity (521,021 units) (j)					521	97	0%
Cavallo Bus Lines Holdings, LLC	Transportation services
Second Lien Debt (p)		12.75%/1.50%	4/26/2021	7,398	7,375	2,000	1%
Consolidated Infrastructure Group Holdings, LP	Business Services
Second Lien Debt		11.25%/1.50%	11/30/2022	2,018	2,009	2,019
Common Equity (298 units)					500	486

					2,509	2,505	1%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2018

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
ControlScan, Inc.	Information Technology Services
Subordinated Debt (j)		11.00%/0.00%	1/28/2023	$6,750	$6,722	$6,750
Common Equity (3,704 shares) (j)					4	563
Preferred Equity (100 shares) (j)					996	996

					7,722	8,309	2%
CRS Solutions Holdings, LLC (dba CRS Texas)	Business Services
Second Lien Debt		10.50%/1.00%	9/14/2023	9,027	8,985	8,985
Common Equity (750,000 units) (j)					750	750

					9,735	9,735	2%
EBL, LLC (EbLens)	Retail
Second Lien Debt (j)		12.00%/1.00%	1/13/2023	9,341	9,265	9,341
Common Equity (75,000 units) (j)					750	767

					10,015	10,108	2%
Gurobi Optimization, LLC	Information Technology Services
Subordinated Debt (k)		11.00%/0.00%	6/19/2023	20,000	19,909	20,000
Common Equity (5 shares)					1,500	1,877

					21,409	21,877	6%
Hilco Plastics Holdings, LLC (dba Hilco Technologies)	Component Manufacturing
Second Lien Debt		11.50%/1.50%	12/31/2019	9,852	9,827	8,933
Preferred Equity (1,000,000 units) (h)(j)					1,000	1,029
Common Equity (72,507 units) (h)(j)					500	151

					11,327	10,113	3%
Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt (k)		12.25%/0.00%	9/23/2021	20,000	19,929	20,000
Common Equity (7,500 units)					276	1,302

					20,205	21,302	5%
IBH Holdings, LLC (fka Inflexxion, Inc.)	Business Services
Common Equity (150,000 units) (v)					—	—	0%
Ice House America, LLC	Vending Equipment Manufacturing
Second Lien Debt (j)		12.00%/3.00%	1/1/2020	4,434	4,359	4,434
Warrant (1,957,895 units) (h)(j)(m)					216	261

					4,575	4,695	1%
inthinc Technology Solutions, Inc. (n)	Information Technology Services
Royalty Rights			4/24/2020		185	—	0%
Jacob Ash Holdings, Inc.	Apparel Distribution
Second Lien Debt (k)		17.00%/0.00%	8/31/2018	4,000	4,000	4,000
Subordinated Debt		13.00%/0.00%	8/31/2018	50	50	50
Preferred Equity (66,138 shares) (g)		0.00%/15.00%	6/30/2018		1,327	1,327
Warrant (63,492 shares) (m)					68	25

					5,445	5,402	1%
K2 Industrial Services, Inc.	Industrial Cleaning & Coatings
Tranche A Loan		11.75%/2.50%	4/25/2022	10,453	10,423	8,938
Tranche B Loan		11.75%/7.25%	4/25/2022	2,261	2,255	1,972
Common Equity (1,673 shares)					1,268	—

					13,946	10,910	3%
The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Second Lien Debt (k)		12.00%/0.00%	6/8/2024	14,500	14,434	14,418
Common Equity (750 shares) (j)					750	733

					15,184	15,151	4%
LNG Indy, LLC (dba Kinetrex Energy)	Oil & Gas Distribution
Second Lien Debt (k)		11.50%/0.00%	9/28/2021	5,000	4,983	5,000
Common Equity (1,000 units)					1,000	1,605

					5,983	6,605	2%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2018

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
Marco Group International OpCo, LLC	Industrial Cleaning & Coatings
Second Lien Debt		10.50%/0.75%	1/21/2023	$12,086	$12,037	$12,086
Common Equity (750,000 units) (h)(j)					750	787

					12,787	12,873	3%
Mesa Line Services, LLC	Utilities: Services
Second Lien Debt (j)		10.50%/0.50%	5/31/2023	9,150	9,096	9,150
Delayed Draw Commitment ($4,000 commitment) (i)(j)		10.50%/1.00%	5/31/2019	—	(8)	—
Common Equity (500 shares) (j)					500	709

					9,588	9,859	2%
Midwest Transit Equipment, Inc.	Transportation services
Subordinated Debt (j)		13.00%/0.00%	6/23/2022	12,005	11,364	12,005
Warrant (14,384 shares) (j)(m)					361	98
Warrant (9.59% of Junior Subordinated Notes) (j)(q)					381	420

					12,106	12,523	3%
New Era Technology, Inc.	Information Technology Services
Common Equity (197,369 shares) (j)					750	812	0%
NGT Acquisition Holdings, LLC (dba Techniks Industries)	Component Manufacturing
Subordinated Debt		12.50%/0.00%	3/21/2022	11,000	10,957	10,423
Common Equity (378 units) (j)					500	224

					11,457	10,647	3%
Oaktree Medical Centre, P.C. (dba Pain Management Associates)	Healthcare Services
First Lien Debt (j)(u)		14.50%/0.00%	1/1/2018	570	648	640
First Lien Debt (j)(u)		10.00%/12.00%	1/1/2018	7,271	7,858	7,776
Revolving Loan (j)(u)		14.50%/0.00%	1/1/2018	2,500	2,835	2,800

					11,341	11,216	3%
OMC Investors, LLC (dba Ohio Medical Corporation)	Healthcare Products
Second Lien Debt		12.00%/0.00%	7/15/2021	10,000	9,945	8,132
Common Equity (5,000 units)					500	30

					10,445	8,162	2%
Palmetto Moon, LLC	Retail
First Lien Debt		11.50%/1.00%	10/31/2021	5,520	5,494	5,520
Common Equity (499 units) (j)					499	260

					5,993	5,780	1%
Plymouth Rock Energy, LLC	Business Services
Second Lien Debt (k)		12.00%/0.00%	6/30/2019	7,018	7,018	7,018	2%
Power Grid Components, Inc.	Specialty Distribution
Second Lien Debt (k)		11.00%/1.00%	5/20/2023	11,225	11,171	11,171
Preferred Equity (392 shares) (j)					392	392
Common Equity (9,695 shares) (j)					358	358

					11,921	11,921	3%
Pugh Lubricants, LLC	Specialty Distribution
Second Lien Debt (k)		12.25%/0.00%	5/10/2022	18,581	18,514	18,581
Common Equity (6,125 units) (h)(j)					612	910

					19,126	19,491	5%
Restaurant Finance Co, LLC	Restaurants
Second Lien Debt (k)(p)		15.00%/4.00%	7/31/2020	9,342	9,314	1,989	1%
Revenue Management Solutions, LLC	Information Technology Services
Subordinated Debt (k)		11.50%/1.00%	7/4/2022	8,883	8,818	9,060
Common Equity (2,250,000 shares)					2,250	3,264

					11,068	12,324	3%
Rohrer Corporation	Packaging
Common Equity (389 shares)					750	816	0%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2018

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
SES Investors, LLC (dba SES Foam)	Building Products Manufacturing
Second Lien Debt		13.00%/0.00%	12/29/2020	$4,095	$4,062	$3,336
Common Equity (6,000 units) (h)(j)					600	—

					4,662	3,336	1%
Simplex Manufacturing Co.	Aerospace & Defense Manufacturing
Subordinated Debt		14.00%/0.00%	11/1/2018	4,050	4,050	4,050
Warrant (29 shares) (m)					1,155	3,020

					5,205	7,070	2%
SimplyWell, Inc.	Healthcare Services
Second Lien Debt		12.00%/1.25%	2/23/2021	10,109	10,071	10,109
Preferred Equity (309,142 shares)					500	535

					10,571	10,644	3%
Software Technology, LLC	Information Technology Services
Subordinated Debt (k)		11.00%/0.00%	6/23/2023	8,750	8,717	8,750
Common Equity (11 shares)					1,125	1,225

					9,842	9,975	2%
SpendMend, LLC	Business Services
Second Lien Debt (k)		11.00%/1.00%	7/8/2023	10,049	9,999	9,999
Common Equity (1,000,000 units)					1,000	1,000

					10,999	10,999	3%
The Wolf Organization, LLC	Building Products Manufacturing
Common Equity (175 shares)					1,445	4,954	1%
Thermoforming Technology Group LLC (dba Brown Machine Group)	Capital Equipment Manufacturing
Second Lien Debt (k)		12.50%/0.00%	9/14/2021	23,200	23,121	23,200
Common Equity (3,760 units) (h)(j)					228	540

					23,349	23,740	6%
Tile Redi, LLC	Building Products Manufacturing
First Lien Debt (j)(r)		12.31%/0.00%	6/16/2022	10,194	10,112	10,194	3%
Toledo Molding & Die, Inc.	Component Manufacturing
Second Lien Debt (j)		10.50%/0.00%	12/18/2018	10,000	9,982	10,000	3%
TransGo, LLC	Component Manufacturing
Second Lien Debt		13.25%/0.00%	8/28/2022	9,500	9,464	9,500
Common Equity (1,000 units)					1,000	799

					10,464	10,299	3%
The Tranzonic Companies	Specialty Distribution
Subordinated Debt (j)		10.00%/1.50%	3/27/2025	5,622	5,568	5,568
Preferred Equity (5,000 units) (j)					500	500
Common Equity (1 units) (j)					—	—

					6,068	6,068	2%
UBEO, LLC	Business Services
Subordinated Debt (j)		11.00%/0.00%	10/3/2024	7,100	7,032	7,032
Common Equity (Units) (705,000 units) (j)					705	705

					7,737	7,737	2%
United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)(j)					1,008	301
Warrant (57,469 units) (m)					566	112

					1,574	413	0%
US GreenFiber, LLC	Building Products Manufacturing
Second Lien Debt (k)		12.00%/2.00%	3/1/2019	14,290	14,281	13,906
Common Equity (2,522 units) (h)(j)					586	—

					14,867	13,906	4%
US Pack Logistics LLC	Transportation services
Second Lien Debt (k)		12.00%/1.75%	3/28/2023	7,345	7,325	7,345
Common Equity (5,833 units) (h)(j)					583	832
Preferred Equity (9,458 units) (h)(j)					946	1,010

					8,854	9,187	2%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

June 30, 2018

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
Vanguard Dealer Services, L.L.C.	Business Services
Second Lien Debt		12.25%/0.00%	8/2/2023	$11,450	$11,419	$11,450
Common Equity (6,000 units)					600	1,181
Common Equity (2,380 units) (j)					504	469

					12,523	13,100	3%
Virginia Tile Company, LLC	Specialty Distribution
Second Lien Debt (k)		12.25%/0.00%	4/7/2022	12,000	11,975	12,000
Common Equity (17 units)					342	1,597

					12,317	13,597	3%
Worldwide Express Operations, LLC	Transportation services
Second Lien Debt (j)(o)		10.72%/0.00%	2/3/2025	10,000	9,876	10,000
Common Equity (4,000 units) (h)(j)					4,000	4,436

					13,876	14,436	4%

Total Non-control/Non-affiliate Investments					$524,429	$513,325	130%

Total Investments					$611,668	$646,182	163%

(a)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(b)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(c)	All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.
(d)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of June 30, 2018. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
(e)	The Company’s investment portfolio is comprised entirely of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available. Therefore, the Company values all of its portfolio investments at fair value, as determined in good faith by the board of directors, using significant unobservable Level 3 inputs.
(f)	The investment bears cash interest at a variable rate that is determined by reference to one-month LIBOR, which is reset monthly. The cash interest rate is set as one-month LIBOR + 11.50% and is subject to a 12.50% interest rate floor. The Company has provided the interest rate in effect as of June 30, 2018.
(g)	Income producing. Maturity date, if any, represents mandatory redemption date.
(h)	Investment is held by a wholly-owned subsidiary of the Company, other than the Funds.
(i)	The disclosed commitment represents the unfunded amount as of June 30, 2018. The Company is earning 0.50% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate which will be earned if the commitment is funded.
(j)	Investment pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company's obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(k)	The portion of the investment not held by the Funds is pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company's obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(l)	As defined in the 1940 Act, the Company is deemed to be an "Affiliated Person" of this portfolio company because it owns 5% or more of the portfolio company's outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company. Transactions in which the issuer was an Affiliated Person are detailed in Note 3 to the consolidated financial statements.
(m)	Warrants entitle the Company to purchase a predetermined number of shares or units of common equity, and are non-income producing. The purchase price and number of shares are subject to adjustment under certain conditions until the expiration date, if any.
(n)	Investment in portfolio company that has sold its operations and is in the process of winding down.
(o)	The investment bears interest at a variable rate that is determined by reference to six-month LIBOR, which is reset semi-annually. The interest rate is set as six-month LIBOR + 8.75% and is subject to a 1.00% LIBOR interest rate floor. The Company has provided the interest rate in effect as of June 30, 2018.
(p)	Investment was on non-accrual status as of June 30, 2018, meaning the Company has ceased recognizing interest income on the investment.
(q)	Warrant entitles the Company to purchase 9.59% of the outstanding principal of Junior Subordinated Notes prior to exercise, and is non-income producing.
(r)	The investment bears interest at a variable rate that is determined by reference to three-month LIBOR, which is reset quarterly. The interest rate is set as three-month LIBOR + 10.00% and is subject to a 1.00% LIBOR interest rate floor. The Company has provided the interest rate in effect as of June 30, 2018.
(s)	A portion of the investment is held by a wholly-owned subsidiary of the Company, other than the Funds.
(t)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control” this portfolio company because it owns 25% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company. Transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are detailed in Note 3 to the consolidated financial statements.
(u)	The debt investment continues to pay interest, including the default rate, while the portfolio company pursues refinancing options.
(v)	The historical portfolio company sold its operations and is in the process of liquidating. As consideration for the sale, the Company received a new equity investment in the acquiring entity.

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2017

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
Control Investments (t)
FDS Avionics Corp. (dba Flight Display Systems)	Aerospace & Defense Manufacturing
Second Lien Debt		4.00%/11.00%	4/1/2020	$5,556	$5,546	$4,348
Common Equity (7,478 shares) (j)					748	375

					6,294	4,723	1%

Total Control Investments					$6,294	$4,723	1%

Affiliate Investments (l)
Apex Microtechnology, Inc.	Electronic Components Supplier
Warrant (2,293 shares) (m)					$220	$543
Common Equity (11,690 shares)					1,169	2,857

					1,389	3,400	1%
FAR Research Inc.	Specialty Chemicals
Common Equity (1,396 units)					1,396	1,447	0%
Fiber Materials, Inc.	Aerospace & Defense Manufacturing
Second Lien Debt		12.00%/1.00%	5/30/2022	$4,044	4,028	4,044
Common Equity (10 units)					1,000	1,838

					5,028	5,882	1%
Inflexxion, Inc.	Business Services
First Lien Debt		5.00%/5.00%	12/16/2019	4,478	4,468	2,647
Revolving Loan (j)		5.00%/5.00%	12/16/2019	275	273	163
Preferred Equity (252,046 units)					252	—
Preferred Equity (308,987 units)					309	—
Preferred Equity (1,400 units)					1,400	—
Preferred Equity (550,000 units)					200	—

					6,902	2,810	1%
Medsurant Holdings, LLC	Healthcare Services
Second Lien Debt		12.25%/0.75%	6/30/2020	8,824	8,776	8,824
Preferred Equity (126,662 units) (h)					1,346	2,753
Warrant (505,176 units) (h)(m)					4,516	10,048

					14,638	21,625	5%
Microbiology Research Associates, Inc.	Healthcare Services
Subordinated Debt		11.00%/1.50%	3/13/2022	8,667	8,649	8,667
Common Equity (1,625,731 units) (j)					1,939	3,788

					10,588	12,455	3%
Mirage Trailers LLC	Utility Equipment Manufacturing
Second Lien Debt (k)(f)		12.88%/1.50%	11/25/2020	6,017	5,964	6,017
Common Equity (2,500,000 shares)(g)					2,340	2,939

					8,304	8,956	2%
Pfanstiehl, Inc.	Healthcare Products
Subordinated Debt		10.50%/0.00%	9/29/2021	6,208	6,193	6,208
Common Equity (8,500 units) (j)					850	9,070

					7,043	15,278	4%
Pinnergy, Ltd.	Oil & Gas Services
Second Lien Debt (k)		0.00%/10.00%	1/24/2020	9,300	9,286	9,300
Common Equity—Class A-2 (42,500 units) (k)					3,000	15,621
Common Equity—Class B (1,000 units) (k)					3,000	3,000

					15,286	27,921	7%
Rhino Assembly Company, LLC	Specialty Distribution
Second Lien Debt		12.00%/1.00%	2/11/2023	3,514	3,498	3,498
Delayed Draw Commitment ($1,500 commitment) (i)(j)		12.00%/1.00%	5/17/2022	—	—	—
Preferred Equity (7,500 units) (j)(s)					750	750

					4,248	4,248	1%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (continued)

December 31, 2017

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
Safety Products Group, LLC (n)	Safety Products Manufacturing
Preferred Equity (749 units) (h)(j)					$—	$12
Common Equity (676 units) ($2,852 commitment) (h)(j)					—	—

					—	12	0%
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Second Lien Debt		12.00%/3.25%	5/12/2021	$7,382	7,360	7,382
Common Equity (1,000,000 units)					1,000	500

					8,360	7,882	2%
Trantech Radiator Products, Inc.	Utility Equipment Manufacturing
Second Lien Debt (j)		14.25%/0.00%	5/31/2018	6,994	6,992	6,694
Common Equity (6,875 shares) (j)					688	13

					7,680	6,707	2%
World Wide Packaging, LLC	Consumer Products
Common Equity (1,517,573 units) (h)(j)					499	4,388	1%

Total Affiliate Investments					$91,361	$123,011	30%

Non-control/Non-affiliate Investments
Accent Food Services, LLC	Vending Equipment Manufacturing
Second Lien Debt (k)		10.00%/3.00%	5/30/2022	$28,983	$28,846	$28,984
Common Equity (7,885 units) (h)(j)					800	635

					29,646	29,619	8%
Allied 100 Group, Inc.	Healthcare Products
Subordinated Debt (k)		11.50%/0.00%	5/26/2020	13,000	12,973	13,000
Common Equity (1,250,000 units) (j)					1,249	1,425

					14,222	14,425	4%
Caldwell & Gregory, LLC	Laundry Services
Subordinated Debt		0.00%/ 12.00%	5/31/2022	3,035	3,035	3,035
Common Equity (500,000 units) (h)					500	625
Warrant (242,121 units) (h)(m)					242	268

					3,777	3,928	1%
Cardboard Box LLC (dba Anthony's Coal Fired Pizza)	Restaurants
Common Equity (521,021 units) (j)					520	85	0%
Cavallo Bus Lines Holdings, LLC	Transportation services
Second Lien Debt		12.75%/0.00%	4/26/2021	7,395	7,370	6,572	2%
Comprehensive Logistics Co., Inc.	Business Services
Subordinated Debt (k)		11.50%/4.50%	11/22/2021	15,775	15,716	15,775	4%
Consolidated Infrastructure Group Holdings, LP	Business Services
Second Lien Debt		11.25%/1.50%	11/30/2022	2,002	1,993	1,993
Common Equity (298 shares)					500	500

					2,493	2,493	1%
ControlScan, Inc.	Information Technology Services
Subordinated Debt (j)		11.00%/0.00%	1/28/2023	6,750	6,719	6,719
Common Equity (3,704 shares) (j)					4	4
Preferred Equity (100 shares) (j)					996	996

					7,719	7,719	2%
EBL, LLC (EbLens)	Retail
Second Lien Debt (j)		12.00%/1.00%	1/13/2023	9,294	9,210	9,210
Common Equity (75,000 units) (j)					750	750

					9,960	9,960	3%

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

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (continued)

December 31, 2017

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
Midwest Transit Equipment, Inc.	Transportation services
Subordinated Debt (j)		13.00%/0.00%	6/23/2022	$12,005	$11,286	$12,005
Warrant (14,384 shares) (j)(m)					361	80
Warrant (9.59% of Junior Subordinated Notes) (j)(q)					381	405

					12,028	12,490	3%
New Era Technology, Inc.	Information Technology Services
Second Lien Debt (j)		11.00%/1.50%	9/3/2022	11,646	11,598	11,646
Common Equity (197,369 shares) (j)					750	828

					12,348	12,474	3%
NGT Acquisition Holdings, LLC (dba Techniks Industries)	Component Manufacturing
Subordinated Debt		12.50%/0.00%	3/21/2022	11,000	10,952	11,000
Common Equity (378 units) (j)					500	470

					11,452	11,470	3%
Oaktree Medical Centre, P.C. (dba Pain Management Associates)	Healthcare Services
First Lien Debt (j)		11.50%/0.00%	1/1/2018	571	648	631
First Lien Debt (j)		7.00%/12.00%	1/1/2018	6,849	7,437	6,438
Revolving Loan (j)		11.50%/0.00%	1/1/2018	2,500	2,835	2,743

					10,920	9,812	2%
OMC Investors, LLC (dba Ohio Medical Corporation)	Healthcare Products
Second Lien Debt		12.00%/0.00%	7/15/2021	10,000	9,936	8,438
Common Equity (5,000 shares)					500	214

					10,436	8,652	2%
Palmetto Moon, LLC	Retail
First Lien Debt		11.50%/1.00%	10/31/2021	6,187	6,158	6,187
Common Equity (499 units) (j)					499	286

					6,657	6,473	2%
Plymouth Rock Energy, LLC	Business Services
Second Lien Debt (k)		11.00%/0.00%	6/30/2019	5,545	5,545	5,545	1%
Pugh Lubricants, LLC	Specialty Distribution
Second Lien Debt (k)		12.25%/0.00%	5/10/2022	18,581	18,505	18,581
Common Equity (6,125 units) (h)(j)					612	931

					19,117	19,512	5%
Restaurant Finance Co, LLC	Restaurants
Second Lien Debt (k)(p)		15.00%/4.00%	7/31/2020	9,342	9,314	2,046	1%
Revenue Management Solutions, LLC	Information Technology Services
Subordinated Debt (k)		11.50%/1.00%	7/4/2022	8,838	8,766	8,838
Subordinated Debt (j)		7.00%/6.50%	7/4/2022	817	806	817
Common Equity (2,250,000 units)					2,250	2,571

					11,822	12,226	3%
Rohrer Corporation	Packaging
Common Equity (389 shares)					750	878	0%
SES Investors, LLC (dba SES Foam)	Building Products Manufacturing
Second Lien Debt		13.00%/0.00%	12/29/2020	4,095	4,056	3,229
Common Equity (6,000 units) (h)(j)					600	—

					4,656	3,229	1%

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

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (continued)

December 31, 2017

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
Worldwide Express Operations, LLC	Transportation services
Second Lien Debt (j)(o)		10.20%/0.00%	2/3/2025	$10,000	$9,867	$10,000
Common Equity (4,000 units) (h)(j)					4,000	4,233

					13,867	14,233	4%

Total Non-control/Non-affiliate Investments					$480,139	$468,574	121%

Total Investments					$577,794	$596,308	152%

(a)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(b)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(c)	All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.
(d)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of December 31, 2017. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
(e)	The Company’s investment portfolio is comprised entirely of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available. Therefore, the Company values all of its portfolio investments at fair value, as determined in good faith by the board of directors, using significant unobservable Level 3 inputs.
(f)	The investment bears cash interest at a variable rate that is determined by reference to one-month LIBOR, which is reset monthly. The cash interest rate is set as one-month LIBOR + 11.50% and is subject to a 12.50% interest rate floor. The Company has provided the interest rate in effect as of December 31, 2017.
(g)	Income producing. Maturity date, if any, represents mandatory redemption date.
(h)	Investment is held by a wholly-owned subsidiary of the Company, other than the Funds.
(i)	The disclosed commitment represents the unfunded amount as of December 31, 2017. The Company is earning 0.50% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate which will be earned if the commitment is funded.
(j)	Investment pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company's obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(k)	The portion of the investment not held by the Funds is pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company's obligations under the Credit Facility (see Note 6 to the consolidated financial statements).
(l)	As defined in the 1940 Act, the Company is deemed to be an "Affiliated Person" of this portfolio company because it owns 5% or more of the portfolio company's outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company. Transactions in which the issuer was an Affiliated Person are detailed in Note 3 to the consolidated financial statements.
(m)	Warrants entitle the Company to purchase a predetermined number of shares or units of common equity, and are non-income producing. The purchase price and number of shares are subject to adjustment under certain conditions until the expiration date, if any.
(n)	Investment in portfolio company that has sold its operations and is in the process of winding down.
(o)	The investment bears interest at a variable rate that is determined by reference to six-month LIBOR, which is reset semi-annually. The interest rate is set as six-month LIBOR + 8.75% and is subject to a 1.00% LIBOR interest rate floor. The Company has provided the interest rate in effect as of December 31, 2017.
(p)	Investment was on non-accrual status as of December 31, 2017, meaning the Company has ceased recognizing interest income on the investment.
(q)	Warrant entitles the Company to purchase 9.59% of the outstanding principal of Junior Subordinated Notes prior to exercise, and is non-income producing.
(r)	The investment bears interest at a variable rate that is determined by reference to three-month LIBOR, which is reset quarterly. The interest rate is set as three-month LIBOR + 10.00% and is subject to a 1.00% LIBOR interest rate floor. The Company has provided the interest rate in effect as of December 31, 2017.
(s)	A portion of the investment is held by a wholly-owned subsidiary of the Company, other than the Funds.
(t)	As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” of and “Control” this portfolio company because it owns 25% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company. Transactions in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are detailed in Note 3 to the consolidated financial statements.

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

Investment risks: The Company’s investments are subject to a variety of risks. These risks may include, but are not limited to the following:

•

Market risk—In contrast to investment-grade bonds (the market prices of which change primarily as a reaction to changes in interest rates), the market prices of high-yield bonds (which are also affected by changes in interest rates) are influenced much more by credit factors and financial results of the issuer as well as general economic factors that influence the financial markets as a whole. The portfolio companies in which the Company invests may be unseasoned, unprofitable and/or have little established operating history or earnings. These companies may also lack technical, marketing, financial, and other resources or may be dependent upon the success of one product or service, a unique distribution channel, or the effectiveness of a manager or management team, as compared to larger, more

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

established entities. The failure of a single product, service or distribution channel, or the loss or the ineffectiveness of a key executive or executives within the management team may have a materially adverse impact on such companies. Furthermore, these companies may be more vulnerable to competition and to overall economic conditions than larger, more established entities.

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

ASC Topic 740—Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits included in the income tax provision, if any. There were no material uncertain income tax positions at June 30, 2018 and December 31, 2017. The Company’s tax returns are generally subject to examination by U.S. federal and most state tax authorities for a period of three years from the date the respective returns are filed, and, accordingly, the Company’s 2014 through 2016 tax years remain subject to examination.

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

Earnings and net asset value per share: The earnings per share calculations for the three and six months ended June 30, 2018 and 2017, are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Stock Repurchase Program: The Company has an open market stock repurchase program (the “Stock Repurchase Program”) under which the Company may acquire up to $5,000 of its outstanding common stock. Under the Stock Repurchase Program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by the Company’s management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

considerations. On October 30, 2017, the Board extended the Program through December 31, 2018, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require the Company to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. During the six months ended June 30, 2018, the Company repurchased 44,821 shares of common stock on the open market for $582. The Company did not make any repurchases of common stock during the six months ended June 30, 2017. Refer to Note 8 for additional information concerning stock repurchases.

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

As of June 30, 2018, the Company had active investments in 65 portfolio companies and residual investments in two portfolio companies that have sold their underlying operations. The aggregate fair value of the total portfolio was $646,182 and the weighted average effective yield on the Company’s debt investments was 12.7% as of such date. As of June 30, 2018, the Company held equity investments in 89.6% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 6.4%.

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

The weighted average yield of the Company’s debt investments is not the same as a return on investment for its stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of all of the Company’s and its subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of June 30, 2018 and December 31, 2017, including accretion of OID and loan origination fees, but excluding investments on non-accrual status, if any.

Purchases of debt and equity investments for the six months ended June 30, 2018 and 2017 totaled $103,989 and $87,087, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the six months ended June 30, 2018 and 2017 totaled $65,270 and $66,733, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Fair Value				Cost
	June 30, 2018		December 31, 2017		June 30, 2018		December 31, 2017
Second Lien Debt	$397,985	61.5%	$341,279	57.3%	$417,494	68.2%	$357,585	62.0%
Subordinated Debt	101,847	15.8	126,481	21.2	101,317	16.6	126,465	21.9
First Lien Debt	26,930	4.2	28,911	4.8	27,097	4.4	31,921	5.5
Equity	105,016	16.3	84,585	14.2	57,851	9.5	53,915	9.3
Warrants	14,404	2.2	15,052	2.5	7,724	1.3	7,723	1.3
Royalty Rights	—	—	—	—	185	—	185	—

Total	$646,182	100.0%	$596,308	100.0%	$611,668	100.0%	$577,794	100.0%

All investments made by the Company as of June 30, 2018 and December 31, 2017 were made in portfolio companies headquartered in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	June 30, 2018		December 31, 2017		June 30, 2018		December 31, 2017
Midwest	$170,933	26.4%	$167,967	28.2%	$168,671	27.6%	$161,809	28.1%
Southeast	164,757	25.5	130,237	21.8	150,493	24.6	130,694	22.6
Northeast	89,910	13.9	107,814	18.1	82,089	13.4	105,267	18.2
West	62,526	9.7	63,396	10.6	53,944	8.8	53,970	9.3
Southwest	158,056	24.5	126,894	21.3	156,471	25.6	126,054	21.8

Total	$646,182	100.0%	$596,308	100.0%	$611,668	100.0%	$577,794	100.0%

The following table shows portfolio composition by type and by geographic region at fair value as a percentage of net assets.

	By Type			By Geographic Region
	June 30, 2018	December 31, 2017		June 30, 2018	December 31, 2017

Second Lien Debt	100.5%	86.7%	Midwest	43.1%	42.7%
Subordinated Debt	25.7	32.2	Southeast	41.6	33.1
First Lien Debt	6.8	7.4	Northeast	22.7	27.4
Equity	26.5	21.5	West	15.8	16.1
Warrants	3.6	3.8	Southwest	39.9	32.3
Royalty Rights	—	—

Total	163.1%	151.6%	Total	163.1%	151.6%

As of June 30, 2018 and December 31, 2017, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio on a fair value or cost basis.

As of June 30, 2018 and December 31, 2017, the Company had debt investments in three and two portfolio companies on non-accrual status, respectively:

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	June 30, 2018				December 31, 2017
Portfolio Company	Fair Value		Cost		Fair Value		Cost
Cavallo Bus Lines Holdings, LLC	$2,000		$7,375		$—	(2)	$—	(2)
Inflexxion, Inc.	—		150		—	(2)	—	(2)
Restaurant Finance Co, LLC	1,989		9,314		2,046		9,314
Six Month Smiles Holdings, Inc.	—	(1)	—	(1)	5,041		9,377

Total	$3,989		$16,839		$7,087		$18,691

(1)	Portfolio company was no longer held at period end.
(2)	Portfolio company debt investments were not on non-accrual status at period end.

Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of control and affiliate investments as of December 31, 2017 and any additions and reductions made to such investments during the six months ended June 30, 2018, the ending fair value as of June 30, 2018, and the total investment income earned on such investments during the period.

						Six Months Ended June 30, 2018
Portfolio Company (1)(2)	June 30, 2018 Principal Amount - Debt Investments	December 31, 2017 Fair Value	Gross Additions (3)	Gross Reductions (4)	June 30, 2018 Fair Value	Net Realized Gains (Losses) (5)	Net Change in Unrealized Appreciation (Depreciation)	Interest Income	Payment-in- kind Interest Income	Dividend Income	Fee Income
Control Investments
FDS Avionics Corp. (dba Flight Display Systems)	$6,072	$4,723	$517	$(199)	$5,041	$—	$(199)	$118	$315	$—	$—

Total Control Investments	$6,072	$4,723	$517	$(199)	$5,041	$—	$(199)	$118	$315	$—	$—

Affiliate Investments
Apex Microtechnology, Inc.	$—	$3,400	$704	$—	$4,104	$—	$702	$—	$—	$322	$—
FAR Research Inc.	—	1,447	662	—	2,109	—	662	—	—	—	—
Fiber Materials, Inc.	4,044	5,882	441	—	6,323	—	439	246	—	—	—
Inflexxion, Inc.	150	2,810	4,013	(6,823)	—	(6,369)	3,943	116	59	—	—
Medsurant Holdings, LLC	8,823	21,625	9	(743)	20,891	—	(743)	587	—	—	—
Microbiology Research Associates, Inc.	8,732	12,455	67	(818)	11,704	—	(818)	476	65	—	—
Mirage Trailers LLC	6,062	8,956	262	(103)	9,115	—	205	412	46	2	—
Pfanstiehl, Inc.	6,208	15,278	3,561	—	18,839	—	3,559	325	—	276	—
Pinnergy, Ltd.	6,000	27,921	10,987	(3,519)	35,389	—	10,767	225	218	—	(4)
Rhino Assembly Company, LLC	3,990	4,248	794	(2)	5,040	—	318	222	18	41	7
Safety Products Group, LLC	—	12	—	(12)	—	21	(12)	—	—	—	—
Steward Holding LLC (dba Steward Advanced Materials)	7,482	7,882	322	—	8,204	—	218	444	101	—	—
Trantech Radiator Products, Inc.	5,994	6,707	391	(1,000)	6,098	—	388	485	—	—	20
World Wide Packaging, LLC	—	4,388	—	(4,388)	—	6,768	(3,890)	—	—	—	—

Total Affiliate Investments	$57,485	$123,011	$22,213	$(17,408)	$127,816	$420	$15,738	$3,538	$507	$641	$23

(1)	The investment type, industry, ownership detail for equity investments, and if the investment is income producing is disclosed in the consolidated schedule of investments.
(2)	Transfers between classifications are assumed to have occurred at the beginning of the quarter during which the investment was reclassified.
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments, accrued PIK interest and PIK dividend income, and accretion of OID and origination fees. Gross additions also include net unrealized appreciation recognized during the period.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales. Gross reductions also include net unrealized (depreciation) recognized during the period.
(5)	The schedule does not reflect realized gains or losses on escrow receivables for investments which were previously exited and were not held during the period presented. Gains and losses on escrow receivables are classified in the consolidated statements of operations according to the control classification at the time the investment was exited.

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

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets as of the measurement date.

Level 2—Inputs include quoted prices for similar assets in active markets, or that are quoted prices for identical or similar assets in markets that are not active and inputs that are observable, either directly or indirectly, for substantially the full term, if applicable, of the investment.

Level 3—Inputs include those that are both unobservable and significant to the overall fair value measurement.

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

•

the Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result it is not in the Company’s stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where the Company determines that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. The Board consulted with the independent valuation firm(s) in arriving at the Company’s determination of fair value for 14 and 18 of its portfolio company investments representing 26.8% and 32.0% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended June 30, 2018 and December 31, 2017, respectively) as of June 30, 2018 and December 31, 2017, respectively.

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

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the six months ended June 30, 2018 and 2017.

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the six months ended June 30, 2018 and 2017:

	Second Lien Debt	Subordinated Debt	First Lien Debt	Equity	Warrants	Royalty Rights	Total
Balance, December 31, 2016	$272,987	$114,460	$55,957	$70,849	$10,201	$—	$524,454
Net realized gains (losses) on investments	(376)	—	—	6,473	—	—	6,097
Net change in unrealized appreciation (depreciation) on investments	(3,078)	(130)	(554)	(791)	2,529	—	(2,024)
Purchase of investments	45,463	35,008	700	5,060	856	—	87,087
Proceeds from sales and repayments of investments	(34,005)	(24,483)	(2,386)	(5,859)	—	—	(66,733)
Interest and dividend income paid-in-kind	2,264	981	533	86	—	—	3,864
Proceeds from loan origination fees	(273)	(213)	—	—	—	—	(486)
Accretion of loan origination fees	209	179	335	3	—	—	726
Accretion of original issue discount	169	104	—	2	—	—	275

Balance, June 30, 2017	$283,360	$125,906	$54,585	$75,823	$13,586	$—	$553,260

Balance, December 31, 2017	$341,279	$126,481	$28,911	$84,585	$15,052	$—	$596,308
Net realized gains (losses) on investments	(8,877)	—	(4,208)	5,167	—	—	(7,918)
Net change in unrealized appreciation (depreciation) on investments	(1,743)	(944)	2,841	16,494	(648)	—	16,000
Purchase of investments	84,522	12,699	—	6,768	—	—	103,989
Proceeds from sales and repayments of investments	(25,984)	(30,052)	(1,142)	(8,092)	—	—	(65,270)
Interest and dividend income paid-in-kind	2,101	397	511	89	—	—	3,098
Proceeds from loan origination fees	(437)	(127)	—	—	—	—	(564)
Accretion of loan origination fees	271	143	17	3	—	—	434
Accretion of original issue discount	30	73	—	2	—	—	105
Transfers between classifications	6,823	(6,823)	—	—	—	—	—

Balance, June 30, 2018	$397,985	$101,847	$26,930	$105,016	$14,404	$—	$646,182

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Net change in unrealized appreciation of $889 and $12,484 for the three and six months ended June 30, 2018, respectively, was attributable to Level 3 investments held at June 30, 2018. Net change in unrealized appreciation of $1,525 and $2,134 for the three and six months ended June 30, 2017, respectively, was attributable to Level 3 investments held at June 30, 2017.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of June 30, 2018 and December 31, 2017. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at June 30, 2018	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Second Lien Debt	$393,995	Discounted cash flow	Weighted average cost of capital	10.9% - 30.0% (13.4%)
	1,990	Enterprise value	EBITDA multiples	3.0x - 3.0x (3.0x)
	2,000	Enterprise value	Asset Coverage	53.1% - 53.1% (53.1%)
Subordinated Debt	101,847	Discounted cash flow	Weighted average cost of capital	10.9% - 15.3% (12.9%)
First Lien Debt	26,930	Discounted cash flow	Weighted average cost of capital	12.6% - 24.6% (16.8%)
Equity investments:
Equity	105,016	Enterprise value	EBITDA multiples	4.0x - 17.3x (7.5x)
Warrants	14,404	Enterprise value	EBITDA multiples	4.0x - 9.5x (7.5x)
Royalty Rights	—	Discounted cash flow	Weighted average cost of capital	N/A

	Fair Value at December 31, 2017	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Second Lien Debt	$332,539	Discounted cash flow	Weighted average cost of capital	10.6% - 44.7% (14.6%)
	8,740	Enterprise value	EBITDA multiples	2.2x - 6.0x (5.1x)
Subordinated Debt	126,481	Discounted cash flow	Weighted average cost of capital	10.9% - 20.8% (13.6%)
First Lien Debt	16,289	Discounted cash flow	Weighted average cost of capital	11.8% - 13.1% (12.3%)
	9,812	Enterprise value	EBITDA multiples	5.5x - 5.5x (5.5x)
	2,810	Enterprise value	Revenue multiples	0.5x - 0.5x (0.5x)
Equity investments:
Equity	84,585	Enterprise value	EBITDA multiples	4.0x - 17.3x (7.8x)
Warrants	15,052	Enterprise value	EBITDA multiples	4.0x - 9.5x (7.7x)
Royalty Rights	—	Discounted cash flow	Weighted average cost of capital	N/A

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, interest receivable and accounts payable and other liabilities approximate the fair value of such items due to the short maturity of such instruments. The Company’s borrowings under the Credit Facility (as defined in Note 6), SBA debentures, and Public Notes (as defined in Note 6) are recorded at their respective carrying values. The fair value of borrowings under the Credit Facility, if valued under ASC Topic 820, are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of June 30, 2018 and December 31, 2017, the fair value of the Company’s borrowings under the Credit Facility is estimated to be $7,000 and $11,500, respectively, which is the same as the Company’s carrying value of the borrowings. As of June 30, 2018 and December 31, 2017, the fair value of the Company’s SBA debentures, if valued under ASC Topic 820 using Level 3 inputs, is estimated to be $214,500 and $231,300, respectively, which is the same as the Company’s carrying value of the debentures. The fair value of SBA debentures is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. The Public Notes, if valued under ASC Topic 820, would be valued using available market quotes, which is a Level 1 input. As of June 30, 2018, the fair value of the Public Notes is estimated to be $52,070, as compared to the carrying value of $50,000.

Note 5. Related Party Transactions

Investment Advisory Agreement: The Company has entered into an Investment Advisory Agreement with the Investment Advisor. On June 7, 2018, the Board approved the renewal of the Investment Advisory Agreement through June 20, 2019. Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Board, the Investment Advisor provides investment advisory services to the Company. For providing these services, the Investment Advisor receives a fee, consisting of two components—a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement was $2,821 and $5,506, for the three and six months ended June 30, 2018, respectively, and $2,403 and $4,716 for the three and six months ended June 30, 2017, respectively. As of June 30, 2018 and December 31, 2017, the base management fee payable was $2,821 and $2,586, respectively; such amounts are reported in the management and incentive fees payable—due to affiliate line on the consolidated statements of assets and liabilities.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee was $2,170 and $4,394, for the three and six months ended June 30, 2018 , respectively, and $2,281 and $4,324 for the three and six months ended June 30, 2017, respectively. As of June 30, 2018 and December 31, 2017, the income incentive fee payable was $2,170 and $2,154, respectively; such amounts are reported in the management and incentive fees payable – due to affiliate line on the consolidated statements of assets and liabilities.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Formation Transactions, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee to be paid for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of June 30, 2018 and December 31, 2017, the capital gains incentive fee payable was $0. The aggregate amount of capital gains incentive fees paid from the IPO through June 30, 2018 was $348.

In addition, the Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation). The capital gains incentive fee accrued (reversed) during the three and six months ended June 30, 2018 was $(263) and $1,267, respectively, and $203 and $538 for the three and six months ended June 30, 2017, respectively. As of June 30, 2018 and December 31, 2017, the accrued capital gains incentive fee payable was $7,744 and $6,477, respectively; such amounts are reported in the management and incentive fees payable – due to affiliate line on the consolidated statements of assets and liabilities.

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

Administration Agreement: The Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 7, 2018, the Board approved the renewal of the Administration Agreement through June 20, 2019. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides clerical, bookkeeping, and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies to which the Company is required to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

incurred while performing due diligence on the Company’s prospective portfolio companies, including “dead deal” expenses. Under the Administration Agreement, administrative service expenses for the three and six months ended June 30, 2018 were $347 and $746, respectively, and $340 and $691 for the three and six months ended June 30, 2017. As of June 30, 2018 and December 31, 2017, the accrued administrative service expense was $404 and $567, respectively; such amounts are reported in the administration fee payable and other – due to affiliate line on the consolidated statements of assets and liabilities.

Note 6. Debt

Revolving Credit Facility: On June 16, 2014, FIC entered into a senior secured revolving credit agreement (the “Credit Facility”) with ING Capital LLC (“ING”), as the administrative agent, collateral agent, and lender. The Credit Facility is secured by certain portfolio investments held by the Company, but portfolio investments held by the Funds are not collateral for the Credit Facility. On December 29, 2017, the Company entered into an amendment to the Credit Facility to, among other things, extend the maturity date from June 16, 2018 to June 16, 2019. On June 5, 2018, the Company entered into an incremental commitment agreement, whereby the amount available for borrowing under the Credit Facility was increased from $50,000 to $75,000.

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

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of June 30, 2018 and December 31, 2017, the Company was in compliance in all material respect with the terms of the Credit Facility.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs; such debentures have 10-year terms with the entire principal balance due at maturity and are guaranteed by the SBA. Interest on SBA debentures is payable semi-annually on March 1 and September 1. As of December 31, 2017, approved and unused SBA debenture commitments were $27,000. As of June 30, 2018, the Company did not have any remaining approved and unused SBA debenture commitments. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

As of June 30, 2018 and December 31, 2017, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling Date (1)	Maturity Date	Fixed Interest Rate	June 30, 2018	December 31, 2017
3/25/2009	3/1/2019	5.337%	$—	$14,750
9/23/2009	9/1/2019	4.950	—	10,000
3/24/2010	3/1/2020	4.825	—	13,000
9/22/2010	9/1/2020	3.932	8,500	12,500
3/29/2011	3/1/2021	4.801	—	1,550
9/21/2011	9/1/2021	3.594	2,750	3,250
3/21/2012	3/1/2022	3.483	3,250	3,250
3/21/2012	3/1/2022	3.051	19,000	19,000
9/19/2012	9/1/2022	2.530	11,000	11,000
9/19/2012	9/1/2022	3.049	11,500	11,500
3/27/2013	3/1/2023	3.155	3,000	3,000
9/24/2014	9/1/2024	3.775	1,000	1,000
3/25/2015	3/1/2025	3.321	5,500	5,500
3/25/2015	3/1/2025	3.277	22,500	22,500
9/23/2015	9/1/2025	3.571	16,700	16,700
3/23/2016	3/1/2026	3.267	1,500	1,500
3/23/2016	3/1/2026	3.249	21,800	21,800
9/21/2016	9/1/2026	2.793	500	500
3/29/2017	3/1/2027	3.587	10,000	10,000
9/20/2017	9/1/2027	3.260	1,000	1,000
9/20/2017	9/1/2027	3.190	33,000	33,000
3/21/2018	3/1/2028	3.859	16,000	15,000
3/21/2018	3/1/2028	3.534	15,500	—
(2)	(2)	(2)	7,000	—
(2)	(2)	(2)	2,500	—
(2)	(2)	(2)	1,000	—

Total outstanding SBA debentures			$214,500	$231,300

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)

The Company issued $10,500 in SBA debentures which will pool in September 2018. Until the pooling date, the debentures bear interest at a fixed rate interim interest rates ranging from 2.951% to 3.419%. The Company expects the current interim interest rate will reset to a higher long-term fixed rate on the pooling date.

Public Notes: On February 2, 2018, the Company closed the public offering of approximately $43,478 in aggregate principal amount of its 5.875% notes due 2023, or the “Public Notes.” On February 22, 2018, the underwriters exercised their option to purchase an additional $6,522 in aggregate principal of the Public Notes. The total net proceeds to the Company from the Public Notes, including the exercise of the underwriters option, after deducting underwriting discounts of approximately $1,500 and offering expenses of $438, were approximately $48,062.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Interest and fees related to the Company’s debt for the three and six months ended June 30, 2018 and 2017 which are included in interest and financing expenses on the consolidated statements of operations, were as follows:

	Three Months Ended June 30, 2018				Three Months Ended June 30, 2017
	SBA debentures	Credit Facility	Public Notes	Total	SBA debentures	Credit Facility	Public Notes	Total
Stated interest expense	$1,772	$158	$772	$2,702	$1,980	$137	$—	$2,117
Amortization of deferred financing costs	180	68	96	344	197	87	—	284

Total interest and financing expenses	$1,952	$226	$868	$3,046	$2,177	$224	$—	$2,401

	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
	SBA debentures	Credit Facility	Public Notes	Total	SBA debentures	Credit Facility	Public Notes	Total
Stated interest expense	$3,719	$382	$1,216	$5,317	$4,098	$262	$—	$4,360
Amortization of deferred financing costs	523	133	155	811	451	174	—	625

Total interest and financing expenses	$4,242	$515	$1,371	$6,128	$4,549	$436	$—	$4,985

Weighted average stated interest rate, period end	3.311%	5.625%	5.875%	3.843%	3.744%	N/A	N/A	3.744%
Unused commitment fee rate, period end	N/A	1.000%	N/A	1.000%	N/A	1.000%	N/A	1.000%

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations using the effective interest method, over the term of the respective financing instrument. Deferred financing costs related to the Credit Facility, SBA debentures, and Public Notes as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018				December 31, 2017
	SBA debentures	Credit Facility	Public Notes	Total	SBA debentures	Credit Facility	Public Notes	Total
SBA debenture commitment fees	$3,000	$—	$—	$3,000	$3,000	$—	$—	$3,000
SBA debenture leverage fees	7,276	—	—	7,276	6,621	—	—	6,621
Credit Facility upfront fees	—	1,585	—	1,585	—	1,495	—	1,495
Public Notes underwriting discounts	—	—	1,500	1,500	—	—	—	—
Public Notes debt issue costs	—	—	438	438	—	—	—	—

Total deferred financing costs	10,276	1,585	1,938	13,799	9,621	1,495	—	11,116
Less: accumulated amortization	(5,504)	(1,303)	(155)	(6,962)	(4,981)	(1,170)	—	(6,151)

Unamortized deferred financing costs	$4,772	$282	$1,783	$6,837	$4,640	$325	$—	$4,965

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures and Credit Facility liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of June 30, 2018 and December 31, 2017:

	June 30, 2018				December 31, 2017
	SBA debentures	Credit Facility	Public Notes	Total	SBA debentures	Credit Facility	Public Notes	Total
Outstanding debt	$214,500	$7,000	$50,000	$271,500	$231,300	$11,500	$—	$242,800
Less: unamortized deferred financing costs	(4,772)	(282)	(1,783)	(6,837)	(4,640)	(325)	—	(4,965)

Debt, net of deferred financing costs	$209,728	$6,718	$48,217	$264,663	$226,660	$11,175	$—	$237,835

As of June 30, 2018, the Company’s debt liabilities are scheduled to mature as follows (1):

Year	SBA debentures	Credit Facility	Public Notes	Total
2018	$—	$—	$—	$—
2019	—	7,000	—	7,000
2020	8,500	—	—	8,500
2021	2,750	—	—	2,750
2022	44,750	—	—	44,750
2023	3,000	—	50,000	53,000
2024	1,000	—	—	1,000
2025	44,700	—	—	44,700
2026	23,800	—	—	23,800
2027	44,000	—	—	44,000
2028	42,000	—	—	42,000

Total	$214,500	$7,000	$50,000	$271,500

(1)

The table above presents scheduled maturities of the Company’s outstanding debt liabilities as of a point in time pursuant to the terms of those instruments. The timing of actual repayments of outstanding debt liabilities may not ultimately correspond with the scheduled maturity dates depending on the terms of the underlying instruments and the potential for earlier prepayments.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to portfolio companies to fund various undrawn revolving loans, other credit facilities and capital commitments totaling $11,037 and $8,352 as of June 30, 2018 and December 31, 2017, respectively. Such outstanding commitments are summarized in the following table:

	June 30, 2018				December 31, 2017
Portfolio Company - Investment	Total Commitment		Unfunded Commitment		Total Commitment	Unfunded Commitment
American AllWaste LLC (dba WasteWater Transport Services)—Delayed Draw Commitment	$3,000		$2,960		$—	$—
B&B Roadway and Security Solutions, LLC—Common Equity	133		133		—	—
FDS Avionics Corp. (dba Flight Display Systems)—Revolving Loan	250		50		—	—
Mesa Line Services, LLC—Delayed Draw Commitment	4,000		4,000		4,000	4,000
Oaktree Medical Centre, P.C. (dba Pain Management Associates)—Revolving Loan	—		—		2,500	—
Rhino Assembly Company, LLC—Delayed Draw Commitment	1,500		1,042		1,500	1,500
Safety Products Group, LLC—Common Equity	2,852	(1)	2,852	(1)	2,852	2,852

Total	$11,735		$11,037		$10,852	$8,352

(1)

Portfolio company was no longer held at period end. The commitment represents the Company’s maximum potential liability related to certain guaranteed obligations stemming from the prior sale of the portfolio company’s underlying operations.

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

Common Stock ATM Program

On August 21, 2014, the Company entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which the Company could sell, by means of at-the-market offerings from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50,000 (the “ATM Program”). There were no issuances of common stock under the ATM program during the last two fiscal years and for the six months ended June 30, 2018.

Stock Repurchase Program

As described in Note 2, the Company has Stock Repurchase Program under which the Company may acquire up to $5,000 of its outstanding common stock. During the six months ended June 30, 2018, the Company repurchased 44,821 shares of common stock on the open market for $582. The Company did not make any repurchases of common stock during the six months ended June 30, 2017. The Company’s NAV per share increased by approximately $0.01 for the six months ended June 30, 2018 as a result of the share repurchases. The following table summarizes the Company’s share repurchases under the Stock Repurchase Program for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
Repurchases of Common Stock	2018	2017
Number of shares repurchased	44,821	—
Cost of shares repurchased, including commissions	$582	$—
Weighted average price per share	$12.94	$—
Weighted average discount to net asset value at quarter end prior to repurchases	19.4%	N/A

See Note 9 for additional information regarding the issuance of shares under the DRIP.

As of June 30, 2018 and December 31, 2017, the Company had 24,463,119 and 24,507,940 shares of common stock outstanding, respectively.

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the last two fiscal years and for the six months ended June 30, 2018.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distribution	Cash Distribution	DRIP Shares Value		DRIP Shares		DRIP Share Issue Price
Fiscal Year Ended December 31, 2016:
2/16/2016	3/11/2016	3/25/2016	$0.39	$6,357	$6,177	$180		11,631		$15.49
5/2/2016	6/10/2016	6/24/2016	0.39	7,337	7,143	194		12,722		15.25
8/1/2016	9/9/2016	9/23/2016	0.39	7,488	7,293	195		12,340		15.76
11/1/2016	12/2/2016	12/16/2016	0.39	8,585	8,386	199		12,381		16.08
11/1/2016(1)	12/2/2016	12/16/2016	0.04	880	860	20		1,270		16.08

			$1.60	$30,647	$29,859	$788		50,344

Fiscal Year Ended December 31, 2017:
2/14/2017	3/10/2017	3/24/2017	$0.39	$8,754	$8,556	$198		11,500		17.17
5/1/2017	6/9/2017	6/23/2017	0.39	8,758	8,582	176		10,548		16.74
7/31/2017	9/8/2017	9/22/2017	0.39	9,548	9,353	195		12,256		15.90
10/30/2017	12/20/2017	12/27/2017	0.39	9,552	9,343	209		13,659		15.30
10/30/2017(1)	12/20/2017	12/27/2017	0.04	980	959	21		1,401		15.30

			$1.60	$37,592	$36,793	$799		49,364

Six Months Ended June 30, 2018:
2/13/2018	3/9/2018	3/23/2018	$0.39	$9,558	$9,558	$—	(2)	—	(2)	—
4/30/2018	6/8/2018	6/22/2018	0.39	9,541	9,541	—	(2)	—	(2)	—

			$0.78	$19,099	$19,099	$—		—

(1)	Special dividend.
(2)

During the six months ended June 30, 2018, the Company directed the DRIP program plan administrator to repurchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock in lieu of issuing new shares. Accordingly, the Company purchased and reissued shares to satisfy the DRIP obligation as follows:

Period	Number of Shares Purchased and Reissued	Average Price Paid Per Share	Total Amount Paid
January 1, 2018 through March 31, 2018	16,503	$12.97	$214
April 1, 2018 through June 30, 2018	16,216	14.48	235

Total	32,719	$13.72	$449

Since the Company’s IPO, dividends and distributions to stockholders total $186,399 or $11.34 per share.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 10. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Per share data:
Net asset value at beginning of period	$16.05	$15.76
Net investment income (1)	0.67	0.75
Net realized gain (loss) on investments, net of tax (provision) (1)	(0.39)	0.20
Net unrealized appreciation (depreciation) on investments (1)	0.65	(0.09)

Total increase from investment operations (1)	0.93	0.86
Accretive (dilutive) effect of share issuances and repurchases	0.01	0.01
Dividends to stockholders	(0.78)	(0.78)
Other (2)	(0.01)	0.02

Net asset value at end of period	$16.20	$15.87

Market value at end of period	$14.21	$16.82

Shares outstanding at end of period	24,463,119	24,480,624
Weighted average shares outstanding during the period	24,480,484	22,550,846
Net assets at end of period	$396,261	$388,423
Average net assets (7)	$395,897	$365,673
Ratios to average net assets:
Total expenses (3)(5)(9)	10.0%	9.1%
Net investment income (3)(6)	8.3%	9.2%
Total return (4)	(1.3%)	11.9%
Portfolio turnover ratio (3)	20.8%	24.8%
Supplemental Data:
Average debt outstanding (8)	$259,600	$213,500
Average debt per share (1)	$10.60	$9.47

(1)	Weighted average per share data.
(2)	Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	Annualized.
(4)	The total return for the six months ended June 30, 2018 and 2017 equals the change in the market value of the Company’s common stock per share during the period plus dividends paid per share during the period, divided by the market value per share at the beginning of the period.
(5)	The total expenses to average net assets ratio is calculated using the total expenses caption as presented on the consolidated statements of operations, which includes incentive fee and excludes the income tax provision.
(6)	The net investment income to average net assets ratio is calculated using the net investment income caption as presented on the consolidated statements of operations, which includes incentive fee.
(7)	Average net assets is calculated as the average of the net asset balances as of each quarter end during the fiscal year and the prior year end.
(8)	Average debt outstanding is calculated as the average of the outstanding debt balances as of each quarter end during the fiscal year and the prior year end.
(9)	The following is a schedule of supplemental expense ratios to average net assets:

	Six Months Ended June 30,
Ratio to average net assets:	2018	2017
Expenses other than incentive fee (3)	7.1%	6.4%
Incentive fee (3)	2.9%	2.7%

Total expenses (3)(5)	10.0%	9.1%

Note 11. Subsequent Events

On July 30, 2018, the Board declared a regular quarterly dividend of $0.39 per share payable on September 21, 2018 to stockholders of record as of September 7, 2018.

On August 1, 2018, the Company exited its debt and equity investments in Jacob Ash Holdings, Inc. The Company received payment in full on its second lien and subordinated debt investments. The Company redeemed its preferred equity and warrant investments for approximately $1,351.

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

Portfolio Composition, Investment Activity and Yield

During the six months ended June 30, 2018 and 2017, we invested $104.0 million and $87.1 million in debt and equity investments, respectively, including eight and five new portfolio companies, respectively. During the six months ended June 30, 2018 and 2017, we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $65.3 million and $66.7 million, respectively, including exits of five and two portfolio companies, respectively. The following table summarizes investment purchases and sales and repayments of investments by type for the six months ended June 30, 2018 and 2017 (dollars in millions).

	Purchases of Investments				Sales and Repayments of Investments
	2018		2017		2018		2017
Second Lien Debt	$84.5	81.3%	$45.5	52.3%	$26.0	39.8%	$34.0	51.0%
Subordinated Debt	12.7	12.2	35.0	40.2	30.1	46.1	24.5	36.7
First Lien Debt	—	—	0.7	0.8	1.1	1.7	2.4	3.6
Equity	6.8	6.5	5.0	5.7	8.1	12.4	5.8	8.7
Warrants	—	—	0.9	1.0	—	—	—	—
Royalty Rights	—	—	—	—	—	—	—	—

Total	$104.0	100.0%	$87.1	100.0%	$65.3	100.0%	$66.7	100.0%

As of June 30, 2018, the fair value of our investment portfolio totaled $646.2 million and consisted of 65 active portfolio companies and two portfolio companies that have sold their underlying operations. As of June 30, 2018, three debt investments bore interest at a variable rate, which represented $26.3 million of our portfolio on a fair value basis, and the remainder of our debt portfolio was comprised of fixed rate investments. Overall, the portfolio had net unrealized appreciation of $34.5 million as of June 30, 2018. As of June 30, 2018, our average active portfolio company investment at amortized cost was $9.4 million, which excludes investments in the two portfolio companies that have sold their underlying operations.

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

The weighted average yield on debt investments as of June 30, 2018 and December 31, 2017 was 12.7% and 13.0%, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of June 30, 2018 and December 31, 2017, respectively, including the accretion of OID and loan origination fees, but excluding investments on non-accrual status, if any.

The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments (dollars in millions):

	Fair Value				Cost
	June 30, 2018		December 31, 2017		June 30, 2018		December 31, 2017
Second Lien Debt	$398.0	61.5%	$341.3	57.3%	$417.5	68.2%	$357.6	62.0%
Subordinated Debt	101.9	15.8	126.5	21.2	101.3	16.6	126.5	21.9
First Lien Debt	26.9	4.2	28.8	4.8	27.1	4.4	31.9	5.5
Equity	105.0	16.3	84.6	14.2	57.9	9.5	53.9	9.3
Warrants	14.4	2.2	15.1	2.5	7.7	1.3	7.7	1.3
Royalty Rights	—	—	—	—	0.2	—	0.2	—

Total	$646.2	100.0%	$596.3	100.0%	$611.7	100.0%	$577.8	100.0%

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	June 30, 2018		December 31, 2017		June 30, 2018		December 31, 2017
Midwest	$170.9	26.4%	$168.0	28.2%	$168.7	27.6%	$161.8	28.1%
Southeast	164.8	25.5	130.2	21.8	150.5	24.6	130.7	22.6
Northeast	89.9	13.9	107.8	18.1	82.1	13.4	105.3	18.2
West	62.5	9.7	63.4	10.6	53.9	8.8	54.0	9.3
Southwest	158.1	24.5	126.9	21.3	156.5	25.6	126.0	21.8

Total	$646.2	100.0%	$596.3	100.0%	$611.7	100.0%	$577.8	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Specialty Distribution	12.2%	6.2%	12.6%	6.2%
Healthcare Services	8.5	10.8	8.0	9.9
Information Technology Services	8.2	10.7	8.3	11.0
Component Manufacturing	8.0	6.6	8.8	7.0
Business Services	7.9	6.5	8.3	7.3
Transportation Services	5.9	7.1	6.9	7.3
Oil & Gas Services	5.5	4.7	2.0	2.7
Vending Equipment Manufacturing	5.2	5.7	5.7	5.9
Building Products Manufacturing	5.0	5.1	5.1	5.4
Healthcare Products	4.4	7.3	3.1	7.1
Aerospace & Defense Manufacturing	4.2	4.4	4.1	4.3
Capital Equipment Manufacturing	3.7	3.4	3.8	3.4
Industrial Cleaning & Coatings	3.7	4.3	4.4	4.6
Promotional Products	3.3	3.0	3.3	2.9
Retail	2.5	2.8	2.6	2.9
Utility Equipment Manufacturing	2.4	2.6	2.4	2.8
Consumer Products	2.3	3.3	2.5	2.7
Environmental Industries	1.8	—	1.9	—
Utilities: Services	1.5	1.6	1.6	1.7
Oil & Gas Distribution	1.0	1.0	1.0	1.0
Apparel Distribution	0.8	0.9	0.9	1.0
Laundry Services	0.7	0.7	0.6	0.7
Electronic Components Supplier	0.6	0.6	0.2	0.2
Restaurants	0.3	0.4	1.6	1.7
Specialty Chemicals	0.3	0.2	0.2	0.2
Packaging	0.1	0.1	0.1	0.1
Safety Products Manufacturing	—	0.0	—	0.0

Total	100.0%	100.0%	100.0%	100.0%

Portfolio Asset Quality

In addition to various risk management and monitoring tools, our investment advisor uses an internally developed investment rating system to characterize and monitor the credit profile and our expected level of returns on each investment in our portfolio. We use a five-level numeric rating scale. The following is a description of the conditions associated with each investment rating:

•

Investment Rating 1 is used for investments that involve the least amount of risk in our portfolio. The portfolio company is performing above expectations, the debt investment is expected to be paid in the near term and the trends and risk factors are favorable, and may include an expected capital gain on the equity investment.

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

•

Investment Rating 4 is used for investments performing materially below expectations and the risk has increased materially since origination. The investment has the potential for some loss of investment return, but we expect no loss of principal.

•	Investment Rating 5 is used for investments performing substantially below our expectations and the risks have increased substantially since origination. We expect some loss of principal.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of June 30, 2018 and December 31, 2017 (dollars in millions):

	Fair Value				Cost
Investment Rating	June 30, 2018		December 31, 2017		June 30, 2018		December 31, 2017
1	$127.3	19.7%	$125.7	21.1%	$72.5	11.9%	$83.2	14.4%
2	408.2	63.2	398.4	66.8	400.0	65.4	393.6	68.1
3	103.1	16.0	51.8	8.7	113.3	18.5	60.7	10.5
4	3.5	0.5	18.3	3.1	5.1	0.8	28.3	4.9
5	4.1	0.6	2.1	0.3	20.8	3.4	12.0	2.1

Total	$646.2	100.0%	$596.3	100.0%	$611.7	100.0%	$577.8	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of June 30, 2018 and December 31, 2017 was 2.0 and 1.9, respectively, on a fair value basis and 2.2 and 2.1, respectively, on a cost basis.

Non-Accrual

As of June 30, 2018 and December 31, 2017, we had investments in three and two portfolio companies on non-accrual status, respectively (dollars in millions):

	June 30, 2018				December 31, 2017
Portfolio Company	Fair Value		Cost		Fair Value		Cost
Cavallo Bus Lines Holdings, LLC	$2.0		$7.4		$—	(2)	$—	(2)
Inflexxion, Inc.	—		0.1		—	(2)	—	(2)
Restaurant Finance Co, LLC	2.0		9.3		2.1		9.3
Six Month Smiles Holdings, Inc.	—	(1)	—	(1)	5.0		9.4

Total	$4.0		$16.8		$7.1		$18.7

(1)	Portfolio company was no longer held at period end.
(2)	Portfolio company debt investments were not on non-accrual status at period end.

Discussion and Analysis of Results of Operations

Comparison of three and six months ended June 30, 2018 and 2017

Investment Income

Below is a summary of the changes in total investment income for the three months ended June 30, 2018 as compared to the same period in 2017 (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Interest income	$15.7	$13.6	$2.1	15.5%
Payment-in-kind interest income	1.3	1.7	(0.4)	(19.7%)
Dividend income	0.3	0.6	(0.3)	(52.0%)
Fee income	0.8	1.4	(0.6)	(44.4%)
Interest on idle funds and other income	—	—	—	0.0%

Total investment income	$18.1	$17.3	$0.8	4.9%

For the three months ended June 30, 2018, total investment income was $18.1 million, an increase of $0.8 million or 4.9%, from the $17.3 million of total investment income for the three months ended June 30, 2017. As reflected in the table above, the increase is primarily attributable to the following:

•	$1.7 million increase in total interest income resulting from higher average debt investment balances outstanding, partially offset by a small decrease in weighted average debt yield and two additional portfolio companies on non-accrual status, during 2018 as compared to 2017.

•	$(0.6) million decrease in fee income resulting from a decrease in debt investment amendment fee and prepayment fee income, partially offset by a higher level of structuring fees earned due to a comparative increase in new investments, during 2018 as compared to 2017.

•	$(0.3) million decrease in dividend income due to decreased levels of distributions received from equity investments, during 2018 as compared to 2017.

Below is a summary of the changes in total investment income for the six months ended June 30, 2018 as compared to the same period in 2017 (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Interest income	$30.4	$26.6	$3.8	14.1%
Payment-in-kind interest income	3.0	3.3	(0.3)	(9.2%)
Dividend income	0.6	1.3	(0.7)	(50.3%)
Fee income	2.2	2.2	—	1.6%
Interest on idle funds and other income	0.1	0.1	—	6.0%

Total investment income	$36.3	$33.5	$2.8	8.5%

For the six months ended June 30, 2018, total investment income was $36.3 million, an increase of $2.8 million or 8.5%, from the $33.5 million of total investment income for the six months ended June 30, 2017. As reflected in the table above, the increase is primarily attributable to the following:

•	$3.5 million increase in total interest income resulting from higher average debt investment balances outstanding, partially offset by a small decrease in weighted average debt yield and two additional portfolio companies on non-accrual status, during 2018 as compared to 2017.

•	Fee income was flat during 2018 as compared to 2017 resulting from a higher level of structuring fees earned due to a comparative increase in new investments, as well as an increase in debt investment prepayment fee income, and offset by a decrease in debt investment amendment fees.

•	$(0.7) million decrease in dividend income due to decreased levels of distributions received from equity investments and certain prior year dividend tax character true-ups recognized in the first quarter of 2018 upon receipt of the relevant tax forms from the underlying portfolio company, during 2018 as compared to 2017.

Expenses

Below is a summary of the changes in total expenses, including income tax provision, for the three months ended June 30, 2018 as compared to the same period in 2017 (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Interest and financing expenses	$3.0	$2.4	$0.6	26.9%
Base management fee	2.8	2.4	0.4	17.4%
Incentive fee—income	2.2	2.3	(0.1)	(4.9%)
Incentive fee—capital gains	(0.3)	0.2	(0.5)	(229.6%)
Administrative service expenses	0.3	0.3	—	2.1%
Professional fees	0.3	0.3	—	14.1%
Other general and administrative expenses	0.7	0.4	0.3	60.3%

Total expenses, before income tax provision	9.0	8.3	0.7	9.5%
Income tax provision	0.1	—	0.1	131.0%

Total expenses, including income tax provision	$9.1	$8.3	$0.8	9.9%

For the three months ended June 30, 2018, total expenses, including income tax provision, were $9.1 million, an increase of $0.8 million or 9.9%, from the $8.3 million of total expenses, including income tax provision, for the three months ended June 30, 2017. As reflected in the table above, the increase is primarily attributable to the following:

•	$0.6 million increase in interest and financing expenses due to an increase in average borrowings outstanding and an increase in weighted average interest rate on borrowings during 2018 as compared to 2017.

•	$0.4 million increase in base management fee due to higher average total assets during 2018 as compared to 2017.

•	$0.3 million increase in other general and administrative expenses during 2018 resulting from the write-off of deferred equity offering costs related to our previous Form N-2 registration statement.

Below is a summary of the changes in total expenses, including income tax provision, for the six months ended June 30, 2018 as compared to the same period in 2017 (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Interest and financing expenses	$6.1	$5.0	$1.1	22.9%
Base management fee	5.5	4.7	0.8	16.8%
Incentive fee—income	4.4	4.3	0.1	1.6%
Incentive fee—capital gains	1.3	0.6	0.7	135.5%
Administrative service expenses	0.7	0.7	—	8.0%
Professional fees	0.8	0.7	0.1	10.6%
Other general and administrative expenses	1.0	0.7	0.3	39.1%

Total expenses, before income tax provision	19.8	16.7	3.1	18.8%
Income tax provision	0.2	—	0.2	692.0%

Total expenses, including income tax provision	$20.0	$16.7	$3.3	19.8%

For the six months ended June 30, 2018, total expenses, including income tax provision, were $20.0 million, an increase of $3.3 million or 19.8%, from the $16.7 million of total expenses, including income tax provision, for the six months ended June 30, 2017. As reflected in the table above, the increase is primarily attributable to the following:

•

$1.1 million increase in interest and financing expenses due to an increase in average borrowings outstanding and an increase in weighted average interest rate on borrowings during 2018 as compared to 2017.

•	$0.8 million increase in base management fee due to higher average total assets during 2018 as compared to 2017.

•

$0.7 million increase in the capital gains incentive fee due to a $3.6 million increase in net gain on investments (net realized gains (losses) plus net change in unrealized appreciation (depreciation) on investments) during 2018, as compared to the same period in 2017.

•	$0.3 million increase in other general and administrative expenses during 2018 resulting from the write-off of deferred equity offering costs related to our previous Form N-2 registration statement.

•	$0.2 million increase in income tax provision during 2018 resulting from additional operating taxable income at one of our Taxable Subsidiaries.

Net Investment Income

Net investment income was flat during the three months ended June 30, 2018 as compared to the same period in 2017, increasing by 0.2%, as a result of the $0.8 million increase in total investment income and offset by the increase in total expenses, including income tax provision, of $0.8 million.

Net investment income decreased by $(0.5) million, or (2.8)%, during the six months ended June 30, 2018 as compared to the same period in 2017, as a result of the $2.8 million increase in total investment income and offset by the larger increase in total expenses, including income tax provision, of $3.3 million.

Net Gain (Loss) on Investments

For the three and six months ended June 30, 2018, the total net realized loss on investments, before income tax provision on realized gains, was $(15.2) million and $(7.9) million, respectively. Income tax provision from realized gains on investments was zero and $1.7 million for the three and six months ended June 30, 2018, respectively. Significant realized gains (losses) for the three and six months ended June 30, 2018 are summarized below (dollars in millions):

		Period Ended June 30, 2018
Portfolio Company	Realization Event	Three Months	Six Months
World Wide Packaging, LLC	Exit of portfolio company	$—	$6.8
Malabar International	Escrow distribution	0.1	0.3
Worldwide Express Operations, LLC	Distributions tax character true-up	—	0.2
Other		0.1	0.2
IOS Acquisitions, Inc.	Exit of portfolio company	(0.1)	(0.1)
Inflexxion, Inc.	Relinquishment of debt and equity	(6.4)	(6.4)
Six Month Smiles Holdings, Inc.	Exit of portfolio company	(8.9)	(8.9)

Net realized gain (loss) on investments		(15.2)	(7.9)
Income tax provision from realized gains on investments		—	(1.7)

Net realized gain (loss), net of income tax provision, on investments		$(15.2)	$(9.6)

For the three and six months ended June 30, 2017, the total net realized gain (loss) on investments, before income tax provision on realized gains, was $(0.4) million and $6.1 million, respectively. Income tax provision from realized gains on investments was zero and $1.4 million for the three and six months ended June 30, 2017, respectively. Significant realized gains (losses) for the three and six months ended June 30, 2017 are summarized below (dollars in millions):

		Period Ended June 30, 2017
Portfolio Company	Realization Event	Three Months	Six Months
Worldwide Express Operations, LLC	Sale of portfolio company	$—	$6.4
Anatrace Products, LLC	Sale of portfolio company	0.9	0.9
Carlson Systems Holdings, Inc.	Escrow distribution	0.1	0.1
Other		(0.1)	—
FTH Acquisition Corp. VII	Exit of portfolio company	(1.3)	(1.3)

Net realized gain (loss) on investments		(0.4)	6.1
Income tax provision from realized gains on investments		—	(1.4)

Net realized gain (loss), net of income tax provision, on investments		$(0.4)	$4.7

During the three and six months ended June 30, 2018 and 2017, we recorded a net change in unrealized appreciation (depreciation) on investments attributable to the following (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Unrealized Appreciation (Depreciation)	2018	2017	2018	2017
Exit, sale or restructuring of investments	$13.2	$(0.1)	$9.3	$(4.6)
Fair value adjustments to debt investments	(5.6)	(1.5)	(10.8)	(3.6)
Fair value adjustments to equity investments	6.3	3.0	17.5	6.2

Net change in unrealized appreciation (depreciation)	$13.9	$1.4	$16.0	$(2.0)

Net Increase in Net Assets Resulting From Operations

Our net increase in net assets resulting from operations during the three months ended June 30, 2018 was $7.6 million, a decrease of $(2.3) million, or (23.2)%, compared to a net increase in net assets resulting from operations of $10.0 million during the three months ended June 30, 2017.

Our net increase in net assets resulting from operations during the six months ended June 30, 2018 was $22.7 million, an increase of $3.2 million, or 16.3%, compared to a net increase in net assets resulting from operations of $19.5 million during the six months ended June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2018, we had $24.0 million in cash and cash equivalents and our net assets totaled $396.3 million. We believe that our current cash and cash equivalents on hand, our Credit Facility and our anticipated cash flows from operations will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of securities (including the ATM Program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. During the six months ended June 30, 2018, we repaid $43.8 million of SBA debentures which would have matured during the period March 1, 2019 through September 1, 2021. Our remaining outstanding SBA debentures continue to mature in 2020 and subsequent years through 2028, which will require repayment on or before the respective maturity dates.

Cash Flows

For the six months ended June 30, 2018, we experienced a net decrease in cash and cash equivalents in the amount of $17.6 million. During that period, we used $23.9 million of cash for operating activities, which included the funding of $104.0 million of investments, which were offset by proceeds received from sales and repayments of investments of $65.3 million. During the same period, we received proceeds from the issuances of SBA debentures of $27.0 million and proceeds from the issuance of our Public Notes of $50.0 million, which were partially offset by repayments of SBA debentures of $43.8 million, net repayments on our Credit Facility of $4.5 million, cash dividends paid to stockholders of $19.1 million, the payment of deferred financing costs related to our debt financings of $2.7 million and repurchases of common stock under the Stock Repurchase Program of $0.6 million.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of additional debt and equity capital.

SBA debentures

The Funds are licensed SBICs, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $175.0 million (as amended on June 21, 2018), whichever is less. For three or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of June 30, 2018, Fund I and Fund II had $64.5 million and $150.0 million of outstanding SBA debentures, respectively. Fund I has commenced a wind-down plan and can no longer issue additional SBA debentures. Subject to SBA regulatory requirements and approval of an additional SBIC licensed fund, we may access up to $135.5 million of additional SBA debentures under the SBIC Debenture Program. For more information on the SBA debentures, please refer to Note 6 to our consolidated financial statements.

Credit Facility

In June 2014, we entered into the Credit Facility to provide additional funding for our investment and operational activities. On December 29, 2017, we entered into an amendment to the Credit Facility to, among other things, extend the maturity date from June 16, 2018 to June 16, 2019. On June 5, 2018, we entered into an incremental commitment agreement, whereby the amount available for borrowing under the Credit Facility was increased from $50.0 million to $75.0 million. The Credit Facility is secured by substantially all of our assets, excluding the assets of the Funds.

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

We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of June 30, 2018, we were in compliance with all covenants of the Credit Facility and there were $7.0 million of borrowings outstanding under the Credit Facility.

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

The Public Notes will mature on February 1, 2023 and bear interest at a rate of 5.875%. The Public Notes are unsecured obligations and rank pari passu with our future unsecured indebtedness; effectively subordinated to all of our existing and future secured indebtedness; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities we may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. The Public Notes may be redeemed in whole or in part at any time or from time to time at our option on or after February 1, 2020. Interest on the Public Notes is payable quarterly on February 1, May 1, August 1 and November 1 of each year. The Public Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSL.” As of June 30, 2018, the outstanding principal balance of the Public Notes was $50.0 million.

As of June 30, 2018, the weighted average stated interest rates for our SBA debentures, the Public Notes and the Credit Facility were 3.311%, 5.875% and 5.625%, respectively. As of June 30, 2018, we had $68.0 million of unutilized commitment under our Credit Facility, and we were subject to a 1.000% fee on such amount. As of June 30, 2018, the weighted average stated interest rate on total debt outstanding was 3.843%.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors, including Independent Directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. On June 7, 2018, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 7, 2019 or the date of our 2019 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2019 Annual Meeting of Stockholders. Our stockholders specified that the cumulative number of shares sold in each offering during the one-year period ending on the earlier of June 7, 2019 or the date of our 2019 Annual Meeting of Stockholders may not exceed 25.0% of our outstanding common stock immediately prior to each such sale.

Stock Repurchase Program

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 30, 2017, the Board extended the Stock Repurchase Program through December 31, 2018, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. During the six months ended June 30, 2018, we repurchased 44,821 shares of common stock on the open market for $0.6 million. We did not make any repurchases of common stock during the six months ended June 30, 2017. Refer to Note 8 to our consolidated financial statements for additional information concerning stock repurchases.

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

•

our board of directors engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result it is not in our stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where we determine that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. Our board of directors consulted with the independent valuation firm(s) in arriving at our determination of fair value for 14 and 18 of our portfolio company investments representing 26.8% and 32.0% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended June 30, 2018 and December 31, 2017, respectively) as of June 30, 2018 and December 31, 2017, respectively;

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. We had off-balance sheet arrangements consisting of outstanding commitments to fund various undrawn revolving loans and other credit facilities totaling $11.0 million and $8.4 million as of June 30, 2018 and December 31, 2017, respectively. Such outstanding commitments are summarized in the following table (dollars in millions):

	June 30, 2018				December 31, 2017
Portfolio Company - Investment	Total Commitment		Unfunded Commitment		Total Commitment	Unfunded Commitment
American AllWaste LLC (dba WasteWater Transport Services)—Delayed Draw Commitment	$3.0		$2.9		$—	$—
B&B Roadway and Security Solutions, LLC—Common Equity	0.1		0.1		—	—
FDS Avionics Corp. (dba Flight Display Systems)—Revolving Loan	0.2		0.1		—	—
Mesa Line Services, LLC—Delayed Draw Commitment	4.0		4.0		4.0	4.0
Oaktree Medical Centre, P.C. (dba Pain Management Associates)—Revolving Loan	—		—		2.5	—
Rhino Assembly Company, LLC—Delayed Draw Commitment	1.5		1.0		1.5	1.5
Safety Products Group, LLC—Common Equity	2.9	(1)	2.9	(1)	2.9	2.9

Total	$11.7		$11.0		$10.9	$8.4

(1)

Portfolio company was no longer held at period end. The commitment represents our maximum potential liability related to certain guaranteed obligations stemming from the prior sale of the portfolio company’s underlying operations.

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

Recent Developments

On July 30, 2018, the Board declared a regular quarterly dividend of $0.39 per share payable on September 21, 2018 to stockholders of record as of September 7, 2018.

On August 1, 2018, we exited our debt and equity investments in Jacob Ash Holdings, Inc. We received payment in full on our second lien and subordinated debt investments. We redeemed our preferred equity and warrant investments for approximately $1.4  million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. As of June 30, 2018 and December 31, 2017, three debt investments, respectively, bore interest at a variable rate, which represented $26.3 million and $26.1 million of our portfolio on a fair value basis, respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Assuming that the consolidated statements of assets and liabilities as of June 30, 2018 and December 31, 2017 were to remain constant, a hypothetical 100 basis point change in interest rates would not have a material effect on our level of interest income from debt investments. Our pooled SBA debentures and our Public Notes bear interest at fixed rates. Our Credit Facility bears interest, subject to our election, on a per annum basis equal to (i) the alternate base rate plus 2.5% or (ii) the applicable LIBOR, which varies depending on the period of the borrowing under the Credit Facility, plus 3.5%. The alternate base rate is equal to the greater of (i) prime rate, (ii) the federal funds rate plus 0.5% or (iii) the three-month LIBOR plus 1.0%.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not, and our investment advisor is not, currently subject to any material legal proceedings.

Item 1A. Risk Factors.

In addition to other information set forth in this report, including the risk factor below, you should carefully consider the “Risk Factors” discussed in our Form 10-K for the year ended December 31, 2017 and filed with the SEC on March 1, 2018, which are incorporated herein by reference. These Risk Factors could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Recent legislation may allow us to incur additional leverage.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective after one year. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

As a result of this legislation, we may be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150%. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique.

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

During the six months ended June 30, 2018, we repurchased 44,821 shares of common stock on the open market for $0.6 million under the Stock Repurchase Program. The following table provides information regarding such repurchases of our common stock (dollars in millions, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Stock Repurchase Program
January 1, 2018 through January 31, 2018	—	$—	—	$5.0
February 1, 2018 through February 28, 2018	—	—	—	5.0
March 1, 2018 through March 31, 2018	44,821	12.94	44,821	4.4
April 1, 2018 through April 30, 2018	—	—	—	4.4
May 1, 2018 through May 31, 2018	—	—	—	4.4
June 1, 2018 through June 30, 2018	—	—	—	4.4

Total	44,821	$12.94	44,821

(1)

Excludes shares purchased on the open market and reissued in order to satisfy the dividend reinvestment plan (“DRIP”) obligation to deliver shares of common stock in lieu of issuing new shares. During the six months ended June 30, 2018, we purchased and reissued shares of common stock to satisfy the DRIP obligation as follows:

Period	Number of Shares Purchased and Reissued	Average Price Paid Per Share	Total Amount Paid
March 1, 2018 through March 31, 2018	16,503	$12.97	$0.2
June 1, 2018 through June 30, 2018	16,216	14.48	0.2

Total	32,719	$13.72	$0.4

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

FIDUS INVESTMENT CORPORATION

Date: August 2, 2018	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2018	/s/ SHELBY E. SHERARD
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