Form 10-Q
period 2018-09-30
FIDUS INVESTMENT Corp
filed 2018-11-01
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 29, 2018, the Registrant had outstanding 24,463,119 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	September 30, 2018 (unaudited)	December 31, 2017
ASSETS
Investments, at fair value
Control investments (cost: $6,983 and $6,294, respectively)	$5,318	$4,723
Affiliate investments (cost: $73,606 and $91,361, respectively)	133,202	123,011
Non-control/non-affiliate investments (cost: $539,184 and $480,139, respectively)	529,983	468,574

Total investments, at fair value (cost: $619,773 and $577,794, respectively)	668,503	596,308
Cash and cash equivalents	38,072	41,572
Interest receivable	6,024	7,411
Prepaid expenses and other assets	899	972

Total assets	$713,498	$646,263

LIABILITIES
SBA debentures, net of deferred financing costs (Note 6)	$209,908	$226,660
Public Notes, net of deferred financing costs (Note 6)	48,314	—
Borrowings under Credit Facility, net of deferred financing costs (Note 6)	36,794	11,175
Accrued interest and fees payable	1,280	2,712
Management and incentive fees payable – due to affiliate	14,374	11,217
Administration fee payable and other – due to affiliate	425	562
Taxes payable	530	500
Accounts payable and other liabilities	351	164

Total liabilities	311,976	252,990

Commitments and contingencies (Note 7)

NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 24,463,119 and 24,507,940 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	24	24
Additional paid-in capital	369,963	370,545
Undistributed net investment income	864	5,687
Accumulated net realized gain (loss) on investments, net of taxes and distributions	(18,563)	(2,001)
Accumulated net unrealized appreciation (depreciation) on investments	49,234	19,018

Total net assets	401,522	393,273

Total liabilities and net assets	$713,498	$646,263

Net asset value per common share	$16.41	$16.05

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

(in thousands, except shares and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Investment Income:
Interest income
Control investments	$63	$—	$181	$—
Affiliate investments	1,730	2,506	5,268	7,219
Non-control/non-affiliate investments	13,621	11,981	40,385	33,935

Total interest income	15,414	14,487	45,834	41,154
Payment-in-kind interest income
Control investments	171	—	486	—
Affiliate investments	106	520	613	1,390
Non-control/non-affiliate investments	1,238	1,347	3,425	3,792

Total payment-in-kind interest income	1,515	1,867	4,524	5,182
Dividend income
Control investments	—	—	—	—
Affiliate investments	312	325	953	871
Non-control/non-affiliate investments	45	108	37	835

Total dividend income	357	433	990	1,706
Fee income
Control investments	—	—	—	—
Affiliate investments	—	79	23	226
Non-control/non-affiliate investments	556	1,139	2,745	3,169

Total fee income	556	1,218	2,768	3,395
Interest on idle funds and other income	30	43	101	110

Total investment income	17,872	18,048	54,217	51,547

Expenses:
Interest and financing expenses	3,106	2,491	9,234	7,476
Base management fee	2,932	2,486	8,438	7,202
Incentive fee	3,698	3,008	9,359	7,870
Administrative service expenses	366	318	1,112	1,009
Professional fees	233	294	1,018	1,004
Other general and administrative expenses	226	258	1,212	967

Total expenses	10,561	8,855	30,373	25,528

Net investment income before income taxes	7,311	9,193	23,844	26,019
Income tax provision (benefit)	(170)	4	28	29

Net investment income	7,481	9,189	23,816	25,990

Net realized and unrealized gains (losses) on investments:
Net realized gains (losses):
Control investments	—	—	—	—
Affiliate investments	109	(47)	842	(21)
Non-control/non-affiliate investments	(7,345)	6,299	(15,996)	12,370
Net change in unrealized appreciation (depreciation):
Control investments	105	—	(94)	—
Affiliate investments	12,208	4,794	27,946	5,544
Non-control/non-affiliate investments	1,903	(7,903)	2,364	(10,677)
Income tax (provision) benefit from realized gains on investments	340	(277)	(1,408)	(1,662)

Net gain (loss) on investments	7,320	2,866	13,654	5,554

Net increase in net assets resulting from operations	$14,801	$12,055	$37,470	$31,544

Per common share data:
Net investment income per share-basic and diluted	$0.31	$0.38	$0.97	$1.12

Net increase in net assets resulting from operations per share — basic and diluted	$0.61	$0.49	$1.53	$1.36

Dividends declared per share	$0.39	$0.39	$1.17	$1.17

Weighted average number of shares outstanding — basic and diluted	24,463,119	24,481,690	24,474,632	23,201,533

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except shares)

				Undistributed net investment income	Accumulated net realized gain (loss) on investments, net of taxes and distributions	Accumulated net unrealized appreciation (depreciation) on investments	Total net assets

	Common Stock		Additional paid-in capital
	Number of shares	Par value
Balances at December 31, 2016	22,446,076	$22	$340,101	$9,626	$(19,908)	$23,944	$353,785
Public offerings of common stock, net of expenses (Note 8)	2,012,500	2	32,328	—	—	—	32,330
Shares issued under dividend reinvestment plan	34,304	—	569	—	—	—	569
Net increase in net assets resulting from operations	—	—	—	25,990	10,687	(5,133)	31,544
Dividends declared	—	—	—	(27,060)	—	—	(27,060)

Balances at September 30, 2017	24,492,880	$24	$372,998	$8,556	$(9,221)	$18,811	$391,168

Balances at December 31, 2017	24,507,940	$24	$370,545	$5,687	$(2,001)	$19,018	$393,273
Repurchases of common stock under Stock Repurchase Program (Note 8)	(44,821)	—	(582)	—	—	—	(582)
Net increase in net assets resulting from operations	—	—	—	23,816	(16,562)	30,216	37,470
Dividends declared	—	—	—	(28,639)	—	—	(28,639)

Balances at September 30, 2018	24,463,119	$24	$369,963	$864	$(18,563)	$49,234	$401,522

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$37,470	$31,544
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used for) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(30,216)	5,133
Net realized (gain) loss on investments	15,154	(12,349)
Interest and dividend income paid-in-kind	(4,610)	(5,784)
Accretion of original issue discount	(208)	(330)
Accretion of loan origination fees	(624)	(1,179)
Purchase of investments	(144,614)	(155,577)
Proceeds from sales and repayments of investments	92,052	132,724
Proceeds from loan origination fees	871	907
Amortization of deferred financing costs	1,164	957
Changes in operating assets and liabilities:
Interest receivable	1,387	(1,542)
Prepaid expenses and other assets	40	(329)
Accrued interest and fees payable	(1,432)	(2,539)
Management and incentive fees payable – due to affiliate	3,157	1,624
Administration fee payable and other – due to affiliate	(137)	(98)
Taxes payable	30	(190)
Accounts payable and other liabilities	187	(207)

Net cash (used for) operating activities	(30,329)	(7,235)

Cash Flows from Financing Activities:
Proceeds from stock offerings, net of expenses	—	32,330
Proceeds received from SBA debentures	27,000	34,000
Repayments of SBA debentures	(43,800)	(41,700)
Proceeds received from issuance of Public Notes	50,000	—
Proceeds received from (repayments of) borrowings under Credit Facility, net	25,500	—
Payment of deferred financing costs	(2,650)	(1,119)
Dividends paid to stockholders, including expenses	(28,639)	(26,491)
Repurchases of common stock under Stock Repurchase Program	(582)	—

Net cash provided by (used for) financing activities	26,829	(2,980)

Net (decrease) in cash and cash equivalents	(3,500)	(10,215)
Cash and cash equivalents:
Beginning of period	41,572	57,083

End of period	$38,072	$46,868

Supplemental disclosure of cash flow information:
Cash payments for interest	$9,502	$9,058
Cash payments for taxes, net of tax refunds received	$1,406	$1,881
Non-cash financing activities:
Shares issued under dividend reinvestment plan	$—	$569

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

September 30, 2018

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
Control Investments (t)
FDS Avionics Corp. (dba Flight Display Systems)	Aerospace & Defense Manufacturing
Second Lien Debt		4.00%/11.00%	4/1/2020	$6,034	$6,026	$5,109
Revolving Loan ($50 commitment)		4.00%/11.00%	4/1/2020	209	209	209
Common Equity (7,478 shares) (j)					748	—

					6,983	5,318	1%

Total Control Investments					$6,983	$5,318	1%

Affiliate Investments (l)
Apex Microtechnology, Inc.	Electronic Components Supplier
Warrant (2,293 shares) (m)					$220	$1,218
Common Equity (11,690 shares)					1,168	5,956

					1,388	7,174	2%
FAR Research Inc.	Specialty Chemicals
Common Equity (1,396 units)					1,396	3,315	1%

Fiber Materials, Inc.	Aerospace & Defense Manufacturing
Second Lien Debt		12.00%/0.00%	5/30/2022	$4,044	4,031	4,044
Common Equity (10 units)					1,000	2,244

					5,031	6,288	1%
Medsurant Holdings, LLC	Healthcare Services
Second Lien Debt		13.00%/0.00%	6/30/2020	8,823	8,790	8,823
Preferred Equity (126,662 units) (h)					1,346	3,026
Warrant (505,176 units) (h)(m)					4,516	11,027

					14,652	22,876	6%
Microbiology Research Associates, Inc.	Healthcare Services
Subordinated Debt		11.00%/1.50%	3/13/2022	8,765	8,750	8,360
Common Equity (1,625,731 units) (j)					1,939	2,294

					10,689	10,654	3%
Mirage Trailers LLC	Utility Equipment Manufacturing
Second Lien Debt (k)(f)		13.61%/1.50%	11/25/2020	6,085	6,046	6,085
Common Equity (2,500,000 shares) (g)					2,177	3,113

					8,223	9,198	2%
Pfanstiehl, Inc.	Healthcare Products
Subordinated Debt		10.50%/0.00%	9/29/2022	6,208	6,196	6,208
Common Equity (8,500 units) (j)					850	13,963

					7,046	20,171	5%
Pinnergy, Ltd.	Oil & Gas Services
Second Lien Debt (k)		12.00%/0.00%	1/24/2020	4,000	3,991	4,000
Common Equity - Class A-2 (42,500 units) (k)					3,000	32,118
Common Equity - Class B (1,000 units) (k)					3,000	3,000

					9,991	39,118	10%
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Second Lien Debt		12.00%/2.25%	5/12/2021	7,525	7,508	7,525
Common Equity (1,000,000 units)					1,000	1,090

					8,508	8,615	2%
Trantech Radiator Products, Inc.	Utility Equipment Manufacturing
Second Lien Debt (j)		14.25%/0.00%	12/31/2019	5,994	5,994	5,705
Common Equity (6,875 shares) (j)					688	88

					6,682	5,793	1%

Total Affiliate Investments					$73,606	$133,202	33%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2018

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
Non-control/Non-affiliate Investments
Accent Food Services, LLC	Vending Equipment Manufacturing
Second Lien Debt (k)		10.00%/3.00%	5/30/2022	$29,639	$29,527	$28,160
Common Equity (7,885 units) (h)(j)					800	559

					30,327	28,719	7%
Allied 100 Group, Inc.	Healthcare Products
Common Equity (1,250,000 units) (j)					1,250	1,684	0%

American AllWaste LLC (dba WasteWater Transport Services)	Environmental Industries
Second Lien Debt (j)		11.00%/1.50%	11/30/2023	11,780	11,716	11,716
Delayed Draw Commitment ($2,276 commitment) (i)(j)		11.00%/1.50%	11/30/2019	—	(9)	—
Preferred Equity (500 units) (j)					500	500

					12,207	12,216	3%
AVC Investors, LLC (dba Auveco)	Specialty Distribution
Second Lien Debt (k)		11.50%/0.00%	7/3/2023	22,500	22,401	22,500
Common Equity (5,000 units) (j)					500	669

					22,901	23,169	6%
B&B Roadway and Security Solutions, LLC	Component Manufacturing
Second Lien Debt		10.50%/1.50%	8/27/2023	10,090	10,040	10,090
Common Equity (50,000 units) ($133 commitment) (h)(j)					500	387

					10,540	10,477	3%
Caldwell & Gregory, LLC	Laundry Services
Subordinated Debt		0.00%/12.00%	5/31/2022	3,316	3,316	3,316
Common Equity (500,000 units) (h)					500	839
Warrant (242,121 units) (h)(m)					242	371

					4,058	4,526	1%
Cardboard Box LLC (dba Anthony’s Coal Fired Pizza)	Restaurants
Common Equity (521,021 units) (j)					520	125	0%

Consolidated Infrastructure Group Holdings, LP	Business Services
Common Equity (298 units)					379	275	0%

ControlScan, Inc.	Information Technology Services
Subordinated Debt (j)		11.00%/0.00%	1/28/2023	6,750	6,723	6,750
Common Equity (3,704 shares) (j)					4	637
Preferred Equity (100 shares) (j)					996	996

					7,723	8,383	2%
CRS Solutions Holdings, LLC (dba CRS Texas)	Business Services
Second Lien Debt		10.50%/1.00%	9/14/2023	9,050	9,010	9,050
Common Equity (750,000 units) (j)					750	758

					9,760	9,808	2%
EBL, LLC (EbLens)	Retail
Second Lien Debt (j)		12.00%/1.00%	1/13/2023	9,365	9,293	9,365
Common Equity (75,000 units) (j)					750	754

					10,043	10,119	3%
Global Plasma Solutions, Inc.	Component Manufacturing
First Lien Debt (j)(v)		7.35%/0.00%	9/21/2023	8,800	8,722	8,722
Preferred Equity (947 shares) (j)					360	360
Common Equity (947 shares) (j)					15	15

					9,097	9,097	2%
Gurobi Optimization, LLC	Information Technology Services
Subordinated Debt (k)		11.00%/0.00%	6/19/2023	20,000	19,915	20,000
Common Equity (5 shares)					1,500	1,893

					21,415	21,893	5%
Hilco Plastics Holdings, LLC (dba Hilco Technologies)	Component Manufacturing
Second Lien Debt		11.50%/1.50%	12/31/2019	9,895	9,874	9,348
Preferred Equity (1,000,000 units) (h)(j)					1,000	1,089
Common Equity (72,507 units) (h)(j)					473	255

					11,347	10,692	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2018

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt (k)		12.25%/0.00%	9/23/2021	$25,000	$24,909	$25,000
Common Equity (7,500 units)					263	1,353

					25,172	26,353	7%
Hunter Defense Technologies, Inc.	Aerospace & Defense Manufacturing
First Lien Debt (j)(w)		9.39%/0.00%	3/29/2023	10,000	9,900	9,900	2%

IBH Holdings, LLC (fka Inflexxion, Inc.)	Business Services
Common Equity (150,000 units)					—	—	0%

inthinc Technology Solutions, Inc. (n)	Information Technology Services
Royalty Rights			4/24/2020		185	—	0%

K2 Industrial Services, Inc.	Industrial Cleaning & Coatings
Second Lien Debt (p)		11.75%/5.25%	4/25/2022	10,454	10,423	6,851
Second Lien Debt (p)		11.75%/10.25%	4/25/2022	2,261	2,255	—
Common Equity (1,673 shares)					1,268	—

					13,946	6,851	2%
The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Second Lien Debt (k)		12.00%/0.00%	6/8/2024	14,500	14,436	13,532
Common Equity (750 shares) (j)					750	703

					15,186	14,235	4%
LNG Indy, LLC (dba Kinetrex Energy)	Oil & Gas Distribution
Second Lien Debt (k)		11.50%/0.00%	9/28/2021	5,000	4,985	5,000
Common Equity (1,000 units)					1,000	1,626

					5,985	6,626	2%
Marco Group International OpCo, LLC	Industrial Cleaning & Coatings
Second Lien Debt		10.50%/0.75%	1/21/2023	12,110	12,063	12,110
Common Equity (750,000 units) (h)(j)					750	758

					12,813	12,868	3%
Mesa Line Services, LLC	Utilities: Services
Second Lien Debt (j)		10.50%/0.50%	5/31/2023	9,162	9,110	9,162
Delayed Draw Commitment ($4,000 commitment) (i)(j)		10.50%/1.00%	5/31/2019	—	(6)	—
Common Equity (500 shares) (j)					500	660

					9,604	9,822	2%
Midwest Transit Equipment, Inc.	Transportation services
Subordinated Debt (j)		13.00%/0.00%	6/23/2022	12,005	11,403	12,605
Warrant (14,384 shares) (j)(m)					361	293
Warrant (9.59% of Junior Subordinated Notes) (j)(q)					381	427

					12,145	13,325	3%
New Era Technology, Inc.	Information Technology Services
Common Equity (197,369 shares) (j)					750	852	0%
NGT Acquisition Holdings, LLC (dba Techniks Industries)	Component Manufacturing
Subordinated Debt		12.50%/2.00%	3/21/2022	11,167	11,127	10,346
Common Equity (378 units) (j)					500	182

					11,627	10,528	3%
Oaktree Medical Centre, P.C. (dba Pain Management Associates)	Healthcare Services
First Lien Debt (j)(u)		14.50%/0.00%	1/1/2018	571	649	684
First Lien Debt (j)(u)		10.00%/12.00%	1/1/2018	7,507	8,094	8,528
Revolving Loan (j)(u)		14.50%/0.00%	1/1/2018	2,500	2,700	2,988

					11,443	12,200	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2018

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
OMC Investors, LLC (dba Ohio Medical Corporation)	Healthcare Products
Second Lien Debt		12.00%/0.00%	7/15/2021	$10,000	$9,949	$8,763
Common Equity (5,000 units)					500	149

					10,449	8,912	2%
Palmetto Moon, LLC	Retail
First Lien Debt		11.50%/2.50%	10/31/2021	5,527	5,502	5,527
Common Equity (499 units) (j)					494	247

					5,996	5,774	1%
Plymouth Rock Energy, LLC	Business Services
Second Lien Debt (k)		12.00%/0.00%	6/30/2019	7,018	7,018	7,018	2%

Power Grid Components, Inc.	Specialty Distribution
Second Lien Debt (k)		11.00%/1.00%	5/20/2023	11,253	11,203	11,203
Preferred Equity (392 shares) (j)					392	392
Common Equity (9,695 shares) (j)					358	358

					11,953	11,953	3%
Pugh Lubricants, LLC	Specialty Distribution
Second Lien Debt (k)		12.25%/0.00%	5/10/2022	18,581	18,518	18,581
Common Equity (6,125 units) (h)(j)					612	939

					19,130	19,520	5%
Restaurant Finance Co, LLC	Restaurants
Second Lien Debt (k)(p)		15.00%/4.00%	7/31/2020	9,342	9,314	2,236	1%

Revenue Management Solutions, LLC	Information Technology Services
Subordinated Debt (k)		11.50%/1.00%	7/4/2022	8,905	8,846	9,084
Common Equity (2,250,000 shares)					2,250	3,619

					11,096	12,703	3%
Rhino Assembly Company, LLC	Specialty Distribution
Second Lien Debt (k)		12.00%/1.00%	2/11/2023	7,501	7,467	7,501
Delayed Draw Commitment ($1,042 commitment) (i)(j)		12.00%/1.00%	5/17/2022	—	—	—
Preferred Equity (7,500 units) (j)(s)					750	1,097

					8,217	8,598	2%
Road Safety Services, Inc.	Business Services
Second Lien Debt		11.25%/1.50%	3/18/2024	10,030	9,982	9,982
Common Equity (655 units)					621	621

					10,603	10,603	3%
Rohrer Corporation	Packaging
Common Equity (400 shares)					780	842	0%

SES Investors, LLC (dba SES Foam)	Building Products Manufacturing
Second Lien Debt		13.00%/0.00%	12/29/2020	4,095	4,066	2,785
Common Equity (6,000 units) (h)(j)					600	—

					4,666	2,785	1%
Simplex Manufacturing Co.	Aerospace & Defense Manufacturing
Subordinated Debt		14.00%/0.00%	7/31/2019	4,050	4,050	4,050
Warrant (29 shares) (m)					1,155	2,593

					5,205	6,643	2%
SimplyWell, Inc.	Healthcare Services
Second Lien Debt		12.00%/1.25%	2/23/2021	10,141	10,107	10,141
Preferred Equity (309,142 shares)					500	545

					10,607	10,686	3%
Software Technology, LLC	Information Technology Services
Subordinated Debt (k)		11.00%/0.00%	6/23/2023	10,000	9,962	10,000
Common Equity (12 shares)					1,291	1,283

					11,253	11,283	3%
SpendMend, LLC	Business Services
Second Lien Debt (k)		11.00%/1.00%	7/8/2023	10,375	10,326	10,375
Common Equity (1,000,000 units)					1,000	1,255

					11,326	11,630	3%
The Wolf Organization, LLC	Building Products Manufacturing
Common Equity (175 shares)					1,445	5,192	1%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2018

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
Thermoforming Technology Group LLC (dba Brown Machine Group)	Capital Equipment Manufacturing
Second Lien Debt (k)		12.50%/0.00%	9/14/2021	$23,200	$23,127	$23,370
Common Equity (3,760 units) (h)(j)					230	813

					23,357	24,183	6%
Tile Redi, LLC	Building Products Manufacturing
First Lien Debt (j)(r)		12.34%/0.00%	6/16/2022	10,194	10,117	10,054	3%

Toledo Molding & Die, Inc.	Component Manufacturing
Second Lien Debt (j)		10.50%/0.00%	12/18/2018	10,000	9,992	10,000	2%

TransGo, LLC	Component Manufacturing
Second Lien Debt		13.25%/0.00%	8/28/2022	9,500	9,466	9,500
Common Equity (1,000 units)					998	893

					10,464	10,393	3%
The Tranzonic Companies	Specialty Distribution
Subordinated Debt (j)		10.00%/1.50%	3/27/2025	5,643	5,591	5,140
Preferred Equity (5,000 units) (j)					500	424
Common Equity (1 units) (j)					—	—

					6,091	5,564	1%
UBEO, LLC	Business Services
Subordinated Debt (j)		11.00%/0.00%	10/3/2024	7,100	7,034	7,034
Common Equity (Units) (705,000 units) (j)					705	705

					7,739	7,739	2%
United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)(j)					1,008	90
Warrant (57,469 units) (m)					566	62

					1,574	152	0%
US GreenFiber, LLC	Building Products Manufacturing
Second Lien Debt (k)		12.00%/2.00%	3/1/2019	14,363	14,359	12,182
Common Equity (2,522 units) (h)(j)					586	—

					14,945	12,182	3%
US Pack Logistics LLC	Transportation services
Second Lien Debt (k)		12.00%/1.75%	3/28/2023	7,379	7,361	7,380
Common Equity (5,833 units) (h)(j)					555	824
Preferred Equity (9,458 units) (h)(j)					927	1,026

					8,843	9,230	2%
Vanguard Dealer Services, L.L.C.	Business Services
Common Equity (6,000 units)					154	820
Common Equity (2,380 units) (j)					327	325

					481	1,145	0%
Virginia Tile Company, LLC	Specialty Distribution
Second Lien Debt (k)		12.25%/0.00%	4/7/2022	12,000	11,977	12,000
Common Equity (17 units)					342	1,603

					12,319	13,603	3%
Worldwide Express Operations, LLC	Transportation services
Second Lien Debt (j)(o)		11.10%/0.00%	2/3/2025	10,000	9,881	10,000
Common Equity (4,000 units) (h)(j)					4,000	4,617

					13,881	14,617	4%

Total Non-control/Non-affiliate Investments					$539,184	$529,983	132%

Total Investments					$619,773	$668,503	166%

(a)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(b)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(c)	All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.
(d)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of September 30, 2018. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
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

(f)

The investment bears cash interest at a variable rate that is determined by reference to one-month LIBOR, which is reset monthly. The cash interest rate is set as one-month LIBOR + 11.50% and is subject to a 12.50% interest rate floor. The Company has provided the interest rate in effect as of September 30, 2018.

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited) (continued)

September 30, 2018

(in thousands, except shares)

(g)	Income producing. Maturity date, if any, represents mandatory redemption date.
(h)	Investment is held by a wholly-owned subsidiary of the Company, other than the Funds.
(i)

The disclosed commitment represents the unfunded amount as of September 30, 2018. The Company is earning 0.50% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate which will be earned if the commitment is funded.

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
(o)

The investment bears interest at a variable rate that is determined by reference to three-month LIBOR, which is reset quarterly. The interest rate is set as three-month LIBOR + 8.75% and is subject to a 1.00% LIBOR interest rate floor. The Company has provided the interest rate in effect as of September 30, 2018.

(p)	Investment was on non-accrual status as of September 30, 2018, meaning the Company has ceased recognizing interest income on the investment.
(q)	Warrant entitles the Company to purchase 9.59% of the outstanding principal of Junior Subordinated Notes prior to exercise, and is non-income producing.
(r)

The investment bears interest at a variable rate that is determined by reference to three-month LIBOR, which is reset quarterly. The interest rate is set as three-month LIBOR + 10.00% and is subject to a 1.00% LIBOR interest rate floor. The Company has provided the interest rate in effect as of September 30, 2018.

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
(v)

The investment bears interest at a variable rate that is determined by reference to three-month LIBOR. The interest rate is set as three-month LIBOR + 5.00% and is subject to a 2.00% LIBOR interest rate floor. In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.54% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(w)

The investment bears interest at a variable rate that is determined by reference to three-month LIBOR, which is reset quarterly. The interest rate is set as three-month LIBOR + 7.00% and is subject to a 1.00% LIBOR interest rate floor. The Company has provided the interest rate in effect as of September 30, 2018.

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

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (continued)

December 31, 2017

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
Gurobi Optimization, LLC	Information Technology Services
Subordinated Debt (k)		11.00%/0.00%	6/19/2023	$20,000	$19,901	$19,901
Common Equity (5 shares)					1,500	1,500

					21,401	21,401	5%
Hilco Plastics Holdings, LLC (dba Hilco Technologies)	Component Manufacturing
Subordinated Debt		11.50%/4.00%	7/15/2022	8,228	8,198	7,207
Common Equity (72,507 units) (h)(j)					500	163

					8,698	7,370	2%
Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt (k)		12.25%/0.00%	9/23/2021	16,750	16,685	16,750
Common Equity (7,500 units)					276	902

					16,961	17,652	4%
Ice House America, LLC	Vending Equipment Manufacturing
Second Lien Debt (j)		12.00%/3.00%	1/1/2020	4,367	4,269	4,367
Warrant (1,957,895 units) (h)(j)(m)					215	234

					4,484	4,601	1%
inthinc Technology Solutions, Inc. (n)	Information Technology Services
Royalty Rights			4/24/2020		185	—	0%

IOS Acquisitions, Inc. (n)	Oil & Gas Services
Common Equity (2,152 units) (j)					103	17	0%

Jacob Ash Holdings, Inc.	Apparel Distribution
Second Lien Debt (k)		17.00%/0.00%	6/30/2018	4,000	3,999	4,000
Subordinated Debt		13.00%/0.00%	6/30/2018	510	509	510
Preferred Equity (66,138 shares) (g)		0.00%/15.00%	6/30/2018		1,238	1,152
Warrant (63,492 shares) (m)					67	—

					5,813	5,662	1%
K2 Industrial Services, Inc.	Industrial Cleaning & Coatings
Second Lien Debt		11.75%/2.50%	4/25/2022	10,304	10,270	10,304
Second Lien Debt		11.75%/7.25%	4/25/2022	2,181	2,174	2,181
Common Equity (1,673 shares)					1,268	457

					13,712	12,942	3%
The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Second Lien Debt (k)		12.00%/0.00%	6/8/2024	14,500	14,428	14,428
Common Equity (750 shares) (j)					750	750

					15,178	15,178	4%
LNG Indy, LLC (dba Kinetrex Energy)	Oil & Gas Distribution
Second Lien Debt (k)		11.50%/0.00%	9/28/2021	5,000	4,980	5,000
Common Equity (1,000 units)					1,000	1,137

					5,980	6,137	2%
Marco Group International OpCo, LLC	Industrial Cleaning & Coatings
Second Lien Debt		10.50%/0.75%	1/21/2023	12,041	11,986	11,986
Common Equity (750,000 shares) (h)(j)					750	750

					12,736	12,736	3%
Mesa Line Services, LLC	Utilities: Services
Second Lien Debt (j)		10.50%/1.00%	5/31/2023	9,108	9,048	9,048
Delayed Draw Commitment ($4,000 commitment) (i)(j)		10.50%/1.00%	5/31/2019	—	(13)	—
Common Equity (500 shares) (j)					500	500

					9,535	9,548	2%

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

Investment risks: The Company’s investments are subject to a variety of risks. These risks may include, but are not limited to the following:

•

Market risk - In contrast to investment-grade bonds (the market prices of which change primarily as a reaction to changes in interest rates), the market prices of high-yield bonds (which are also affected by changes in interest rates) are influenced much more by credit factors and financial results of the issuer as well as general economic factors that influence the financial markets as a whole. The portfolio companies in which the Company invests may be unseasoned, unprofitable and/or have little established operating history or earnings. These companies may also lack technical, marketing, financial, and other resources or may be dependent upon the success of one product or service, a unique distribution channel, or the effectiveness of a manager or management team, as compared to larger, more established entities. The failure of a single product, service or distribution channel, or the loss or the ineffectiveness of a key

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

executive or executives within the management team may have a materially adverse impact on such companies. Furthermore, these companies may be more vulnerable to competition and to overall economic conditions than larger, more established entities.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits included in the income tax provision, if any. There were no material uncertain income tax positions at September 30, 2018 and December 31, 2017. The Company’s tax returns are generally subject to examination by U.S. federal and most state tax authorities for a period of three years from the date the respective returns are filed, and, accordingly, the Company’s 2015 through 2017 tax years remain subject to examination.

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

Earnings and net asset value per share: The earnings per share calculations for the three and nine months ended September 30, 2018 and 2017, are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Stock Repurchase Program: The Company has an open market stock repurchase program (the “Stock Repurchase Program”) under which the Company may acquire up to $5,000 of its outstanding common stock. Under the Stock Repurchase Program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by the Company’s management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 30, 2018, the Board extended the Program through December 31, 2019, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require the Company to repurchase any specific

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. During the nine months ended September 30, 2018, the Company repurchased 44,821 shares of common stock on the open market for $582. The Company did not make any repurchases of common stock during the nine months ended September 30, 2017. Refer to Note 8 for additional information concerning stock repurchases.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact this ASU will have on the Company’s consolidated financial position or disclosures.

In August 2018, the SEC issued Final Rule Release No. 33-10532, Disclosure Update and Simplification, which amends certain SEC disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, U.S. GAAP requirements, or changes in the information environment. As it pertains to the Company, the amendments include certain presentation changes to the net assets section of the consolidated statements of assets and liabilities and the consolidated statements of changes in net assets (among other changes). The amendments are effective for all filings submitted on or after November 5, 2018. The Company will adopt the amendments effective November 5, 2018. The amendments do not have a material effect on the Company’s consolidated financial position or disclosures.

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

As of September 30, 2018, the Company had active investments in 65 portfolio companies and residual investments in one portfolio company that has sold its underlying operations. The aggregate fair value of the total portfolio was $668,503 and the weighted average effective yield on the Company’s debt investments was 12.6% as of such date. As of September 30, 2018, the Company held equity investments in 90.9% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 6.3%.

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

The weighted average yield of the Company’s debt investments is not the same as a return on investment for its stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of all of the Company’s and its subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of September 30, 2018 and December 31, 2017, including accretion of OID and loan origination fees, but excluding investments on non-accrual status, if any.

Purchases of debt and equity investments for the nine months ended September 30, 2018 and 2017 totaled $144,614 and $155,577, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the nine months ended September 30, 2018 and 2017 totaled $92,052 and $132,724, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	September 30,		December 31,		September 30,		December 31,
	2018		2017		2018		2017
Second Lien Debt	$386,401	57.8%	$341,279	57.3%	$406,735	65.6%	$357,585	62.0%
Subordinated Debt	102,893	15.4	126,481	21.2	102,913	16.6	126,465	21.9
First Lien Debt	46,403	6.9	28,911	4.8	45,684	7.4	31,921	5.5
Equity	116,815	17.5	84,585	14.2	56,815	9.2	53,915	9.3
Warrants	15,991	2.4	15,052	2.5	7,441	1.2	7,723	1.3
Royalty Rights	—	—	—	—	185	—	185	—

Total	$668,503	100.0%	$596,308	100.0%	$619,773	100.0%	$577,794	100.0%

All investments made by the Company as of September 30, 2018 and December 31, 2017 were made in portfolio companies headquartered in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	September 30,		December 31,		September 30,		December 31,
	2018		2017		2018		2017
Midwest	$188,625	28.2%	$167,967	28.2%	$181,748	29.4%	$161,809	28.1%
Southeast	178,023	26.6	130,237	21.8	157,021	25.3	130,694	22.6
Northeast	76,852	11.5	107,814	18.1	69,472	11.2	105,267	18.2
West	63,345	9.5	63,396	10.6	53,915	8.7	53,970	9.3
Southwest	161,658	24.2	126,894	21.3	157,617	25.4	126,054	21.8

Total	$668,503	100.0%	$596,308	100.0%	$619,773	100.0%	$577,794	100.0%

The following table shows portfolio composition by type and by geographic region at fair value as a percentage of net assets.

By Type			By Geographic Region
	September 30,	December 31,		September 30,	December 31,
	2018	2017		2018	2017
Second Lien Debt	96.2%	86.7%	Midwest	47.0%	42.7%
Subordinated Debt	25.6	32.2	Southeast	44.3	33.1
First Lien Debt	11.6	7.4	Northeast	19.1	27.4
Equity	29.1	21.5	West	15.8	16.1
Warrants	4.0	3.8	Southwest	40.3	32.3
Royalty Rights	—	—

Total	166.5%	151.6%	Total	166.5%	151.6%

As of September 30, 2018 and December 31, 2017, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio on a fair value or cost basis.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

As of September 30, 2018 and December 31, 2017, the Company had debt investments in two portfolio companies on non-accrual status, respectively:

	September 30, 2018				December 31, 2017
	Fair				Fair
Portfolio Company	Value		Cost		Value		Cost
K2 Industrial Services, Inc.	$6,851		$12,678		$—	(2)	$—	(2)
Restaurant Finance Co, LLC	2,236		9,314		2,046		9,314
Six Month Smiles Holdings, Inc.	—	(1)	—	(1)	5,041		9,377

Total	$9,087		$21,992		$7,087		$18,691

(1)	Portfolio company was no longer held at period end.
(2)	Portfolio company debt investments were not on non-accrual status at period end.

Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of control and affiliate investments as of December 31, 2017 and any additions and reductions made to such investments during the nine months ended September 30, 2018, the ending fair value as of September 30, 2018, and the total investment income earned on such investments during the period.

						Nine Months Ended September 30, 2018
Portfolio Company (1)	September 30, 2018 Principal Amount - Debt Investments	December 31, 2017 Fair Value	Gross Additions (2)	Gross Reductions (3)	September 30, 2018 Fair Value	Net Realized Gains (Losses) (4)	Net Change in Unrealized Appreciation (Depreciation)	Interest Income	Payment-in- kind Interest Income	Dividend Income	Fee Income
Control Investments
FDS Avionics Corp. (dba Flight Display Systems)	$6,243	$4,723	$689	$(94)	$5,318	$—	$(94)	$181	$486	$—	$—

Total Control Investments	$6,243	$4,723	$689	$(94)	$5,318	$—	$(94)	$181	$486	$—	$—

Affiliate Investments
Apex Microtechnology, Inc.	$—	$3,400	$3,774	$—	$7,174	$—	$3,774	$—	$—	$647	$—
FAR Research Inc.	—	1,447	1,868	—	3,315	—	1,868	—	—	—	—
Fiber Materials, Inc.	4,044	5,882	406	—	6,288	—	403	371	—	—	—
Inflexxion, Inc.	—	2,810	4,163	(6,973)	—	(6,454)	4,093	115	59	—	—
Medsurant Holdings, LLC	8,823	21,625	1,252	(1)	22,876	—	1,238	885	—	—	—
Microbiology Research Associates, Inc.	8,765	12,455	102	(1,903)	10,654	—	(1,903)	719	98	—	—
Mirage Trailers LLC	6,085	8,956	409	(167)	9,198	—	324	627	69	(13)	—
Pfanstiehl, Inc.	6,208	15,278	4,893	—	20,171	—	4,890	490	—	275	—
Pinnergy, Ltd.	4,000	27,921	16,716	(5,519)	39,118	—	16,493	362	219	—	(4)
Rhino Assembly Company, LLC (5)	—	4,248	501	(4,749)	—	—	—	323	25	44	7
Safety Products Group, LLC	—	12	—	(12)	—	21	(12)	—	—	—	—
Steward Holding LLC (dba Steward Advanced Materials)	7,525	7,882	733	—	8,615	—	585	672	143	—	—
Trantech Radiator Products, Inc.	5,994	6,707	86	(1,000)	5,793	—	83	704	—	—	20
World Wide Packaging, LLC	—	4,388	—	(4,388)	—	6,962	(3,890)	—	—	—	—

Total Affiliate Investments	$51,444	$123,011	$34,903	$(24,712)	$133,202	$529	$27,946	$5,268	$613	$953	$23

(1)	The investment type, industry, ownership detail for equity investments, and if the investment is income producing is disclosed in the consolidated schedule of investments.
(2)

Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments, accrued PIK interest and PIK dividend income, and accretion of OID and origination fees. Gross additions also include net unrealized appreciation recognized during the period.

(3)

Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales. Gross reductions also include net unrealized (depreciation) recognized during the period.

(4)

The schedule does not reflect realized gains or losses on escrow receivables for investments which were previously exited and were not held during the period presented. Gains and losses on escrow receivables are classified in the consolidated statements of operations according to the control classification at the time the investment was exited.

(5)	Portfolio company was transferred to Non-control/Non-affiliate investments from Affiliate investments during the nine months ended September 30, 2018.

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

•

the Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result it is not in the Company’s stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where the Company determines that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. The Board consulted with the independent valuation firm(s) in arriving at the Company’s determination of fair value for 15 and 18 of its portfolio company investments representing 22.4% and 32.0% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended September 30, 2018 and December 31, 2017, respectively) as of September 30, 2018 and December 31, 2017, respectively.

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

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the nine months ended September 30, 2018 and 2017.

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2018 and 2017:

	Second Lien Debt	Subordinated Debt	First Lien Debt	Equity	Warrants	Royalty Rights	Total
Balance, December 31, 2016	$272,987	$114,460	$55,957	$70,849	$10,201	$—	$524,454
Net realized gains (losses) on investments	(377)	—	—	12,726	—	—	12,349
Net change in unrealized appreciation (depreciation) on investments	(7,510)	(125)	(1,517)	(1,180)	5,199	—	(5,133)
Purchase of investments	92,263	41,758	10,894	9,806	856	—	155,577
Proceeds from sales and repayments of investments	(45,557)	(41,202)	(32,676)	(13,289)	—	—	(132,724)
Interest and dividend income paid-in-kind	3,403	1,425	817	139	—	—	5,784
Proceeds from loan origination fees	(556)	(249)	(102)	—	—	—	(907)
Accretion of loan origination fees	310	271	594	4	—	—	1,179
Accretion of original issue discount	186	141	—	3	—	—	330
Transfers between classifications	5,971	—	(5,971)	—	—	—	—

Balance, September 30, 2017	$321,120	$116,479	$27,996	$79,058	$16,256	$—	$560,909

Balance, December 31, 2017	$341,279	$126,481	$28,911	$84,585	$15,052	$—	$596,308
Net realized gains (losses) on investments	(16,252)	—	(4,293)	5,362	29	—	(15,154)
Net change in unrealized appreciation (depreciation) on investments	(2,568)	(1,494)	3,727	29,329	1,222	—	30,216
Purchase of investments	104,005	13,950	18,700	7,959	—	—	144,614
Proceeds from sales and repayments of investments	(49,868)	(30,102)	(1,256)	(10,514)	(312)	—	(92,052)
Interest and dividend income paid-in-kind	2,983	738	803	86	—	—	4,610
Proceeds from loan origination fees	(524)	(133)	(214)	—	—	—	(871)
Accretion of loan origination fees	427	167	25	5	—	—	624
Accretion of original issue discount	96	109	—	3	—	—	208
Transfers between classifications	6,823	(6,823)	—	—	—	—	—

Balance, September 30, 2018	$386,401	$102,893	$46,403	$116,815	$15,991	$—	$668,503

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Net change in unrealized appreciation of $9,125 and $23,971 for the three and nine months ended September 30, 2018, respectively, was attributable to Level 3 investments held at September 30, 2018. Net change in unrealized appreciation of $2,364 and $3,085 for the three and nine months ended September 30, 2017, respectively, was attributable to Level 3 investments held at September 30, 2017.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of September 30, 2018 and December 31, 2017. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at September 30, 2018	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Second Lien Debt	$374,529	Discounted cash flow	Weighted average cost of capital	10.9% - 30.0% (13.5%)
	9,087	Enterprise value	EBITDA multiples	5.3x - 7.3x (6.8x)
	2,785	Enterprise value	Revenue multiples	0.2x - 0.2x (0.2x)

Subordinated Debt	102,893	Discounted cash flow	Weighted average cost of capital	10.9% - 15.1% (12.8%)

First Lien Debt	46,403	Discounted cash flow	Weighted average cost of capital	11.5% - 24.0% (14.6%)

Equity investments:
Equity	116,815	Enterprise value	EBITDA multiples	4.0x - 16.3x (7.4x)

Warrants	15,991	Enterprise value	EBITDA multiples	4.0x - 10.0x (8.0x)

Royalty Rights	—	Discounted cash flow	Weighted average cost of capital	N/A

	Fair Value at December 31, 2017	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Second Lien Debt	$332,539	Discounted cash flow	Weighted average cost of capital	10.6% - 44.7% (14.6%)
	8,740	Enterprise value	EBITDA multiples	2.2x - 6.0x (5.1x)

Subordinated Debt	126,481	Discounted cash flow	Weighted average cost of capital	10.9% - 20.8% (13.6%)

First Lien Debt	16,289	Discounted cash flow	Weighted average cost of capital	11.8% - 13.1% (12.3%)
	9,812	Enterprise value	EBITDA multiples	5.5x - 5.5x (5.5x)
	2,810	Enterprise value	Revenue multiples	0.5x - 0.5x (0.5x)

Equity investments:
Equity	84,585	Enterprise value	EBITDA multiples	4.0x - 17.3x (7.8x)

Warrants	15,052	Enterprise value	EBITDA multiples	4.0x - 9.5x (7.7x)

Royalty Rights	—	Discounted cash flow	Weighted average cost of capital	N/A

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, interest receivable and accounts payable and other liabilities approximate the fair value of such items due to the short maturity of such instruments. The Company’s borrowings under the Credit Facility (as defined in Note 6), SBA debentures, and Public Notes (as defined in Note 6) are recorded at their respective carrying values. The fair value of borrowings under the Credit Facility, if valued under ASC Topic 820, are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of September 30, 2018 and December 31, 2017, the fair value of the Company’s borrowings under the Credit Facility is estimated to be $37,000 and $11,500, respectively, which is the same as the Company’s carrying value of the borrowings. As of September 30, 2018 and December 31, 2017, the fair value of the Company’s SBA debentures, if valued under ASC Topic 820 using Level 3 inputs, is estimated to be $214,500 and $231,300, respectively, which is the same as the Company’s carrying value of the debentures. The fair value of SBA debentures is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. The Public Notes, if valued under ASC Topic 820, would be valued using available market quotes, which is a Level 1 input. As of September 30, 2018, the fair value of the Public Notes is estimated to be $51,462, as compared to the carrying value of $50,000.

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

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement was $2,932 and $8,438, for the three and nine months ended September 30, 2018, respectively, and $2,486 and $7,202 for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018 and December 31, 2017, the base management fee payable was $2,932 and $2,586, respectively; such amounts are reported in the management and incentive fees payable – due to affiliate line on the consolidated statements of assets and liabilities.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee was $2,234 and $6,628, for the three and nine months ended September 30, 2018 , respectively, and $2,435 and $6,759 for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018 and December 31, 2017, the income incentive fee payable was $2,234 and $2,154, respectively; such amounts are reported in the management and incentive fees payable – due to affiliate line on the consolidated statements of assets and liabilities.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Formation Transactions, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee to be paid for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of September 30, 2018 and December 31, 2017, the capital gains incentive fee payable was $0. The aggregate amount of capital gains incentive fees paid from the IPO through September 30, 2018 was $348.

In addition, the Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation). The capital gains incentive fee accrued (reversed) during the three and nine months ended September 30, 2018 was $1,464 and $2,731, respectively, and $573 and $1,111 for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018 and December 31, 2017, the accrued capital gains incentive fee payable was $9,208 and $6,477, respectively; such amounts are reported in the management and incentive fees payable – due to affiliate line on the consolidated statements of assets and liabilities.

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

Administration Agreement: The Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 7, 2018, the Board approved the renewal of the Administration Agreement through June 20, 2019. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides clerical, bookkeeping, and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies to which the Company is required to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies, including “dead deal” expenses. Under the

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Administration Agreement, administrative service expenses for the three and nine months ended September 30, 2018 were $366 and $1,112, respectively, and $318 and $1,009 for the three and nine months ended September 30, 2017. As of September 30, 2018 and December 31, 2017, the accrued administrative service expense was $424 and $567, respectively; such amounts are reported in the administration fee payable and other – due to affiliate line on the consolidated statements of assets and liabilities.

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

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of September 30, 2018 and December 31, 2017, the Company was in compliance in all material respect with the terms of the Credit Facility.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs; such debentures have 10-year terms with the entire principal balance due at maturity and are guaranteed by the SBA. Interest on SBA debentures is payable semi-annually on March 1 and September 1. As of December 31, 2017, approved and unused SBA debenture commitments were $27,000. As of September 30, 2018, the Company did not have any remaining approved and unused SBA debenture commitments. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

As of September 30, 2018 and December 31, 2017, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling Date (1)	Maturity Date	Fixed Interest Rate	September 30, 2018	December 31, 2017
3/25/2009	3/1/2019	5.337%	$—	$14,750
9/23/2009	9/1/2019	4.950	—	10,000
3/24/2010	3/1/2020	4.825	—	13,000
9/22/2010	9/1/2020	3.932	8,500	12,500
3/29/2011	3/1/2021	4.801	—	1,550
9/21/2011	9/1/2021	3.594	2,750	3,250
3/21/2012	3/1/2022	3.483	3,250	3,250
3/21/2012	3/1/2022	3.051	19,000	19,000
9/19/2012	9/1/2022	2.530	11,000	11,000
9/19/2012	9/1/2022	3.049	11,500	11,500
3/27/2013	3/1/2023	3.155	3,000	3,000
9/24/2014	9/1/2024	3.775	1,000	1,000
3/25/2015	3/1/2025	3.321	5,500	5,500
3/25/2015	3/1/2025	3.277	22,500	22,500
9/23/2015	9/1/2025	3.571	16,700	16,700
3/23/2016	3/1/2026	3.267	1,500	1,500
3/23/2016	3/1/2026	3.249	21,800	21,800
9/21/2016	9/1/2026	2.793	500	500
3/29/2017	3/1/2027	3.587	10,000	10,000
9/20/2017	9/1/2027	3.260	1,000	1,000
9/20/2017	9/1/2027	3.190	33,000	33,000
3/21/2018	3/1/2028	3.859	16,000	15,000
3/21/2018	3/1/2028	3.534	15,500	—
9/19/2018	9/1/2028	3.895	9,500	—
9/19/2018	9/1/2028	4.220	1,000	—

Total outstanding SBA debentures			$214,500	$231,300

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Interest and fees related to the Company’s debt for the three and nine months ended September 30, 2018 and 2017 which are included in interest and financing expenses on the consolidated statements of operations, were as follows:

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017
	SBA	Credit	Public		SBA	Credit	Public
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
Stated interest expense	$1,796	$223	$734	$2,753	$2,031	$128	$—	$2,159
Amortization of deferred financing costs	180	76	97	353	245	87	—	332

Total interest and financing expenses	$1,976	$299	$831	$3,106	$2,276	$215	$—	$2,491

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
	SBA debentures	Credit Facility	Public Notes	Total	SBA debentures	Credit Facility	Public Notes	Total
Stated interest expense	$5,515	$605	$1,950	$8,070	$6,129	$390	$—	$6,519
Amortization of deferred financing costs	703	209	252	1,164	696	261	—	957

Total interest and financing expenses	$6,218	$814	$2,202	$9,234	$6,825	$651	$—	$7,476

Weighted average stated interest rate, period end	3.355%	5.749%	5.875%	4.067%	3.596%	N/A	N/A	3.596%
Unused commitment fee rate, period end	N/A	0.500%	N/A	0.500%	N/A	1.000%	N/A	1.000%

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations using the effective interest method, over the term of the respective financing instrument. Deferred financing costs related to the Credit Facility, SBA debentures, and Public Notes as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018				December 31, 2017
	SBA	Credit	Public		SBA	Credit	Public
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
SBA debenture commitment fees	$3,000	$—	$—	$3,000	$3,000	$—	$—	$3,000
SBA debenture leverage fees	7,276	—	—	7,276	6,621	—	—	6,621
Credit Facility upfront fees	—	1,585	—	1,585	—	1,495	—	1,495
Public Notes underwriting discounts	—	—	1,500	1,500	—	—	—	—
Public Notes debt issue costs	—	—	438	438	—	—	—	—

Total deferred financing costs	10,276	1,585	1,938	13,799	9,621	1,495	—	11,116
Less: accumulated amortization	(5,684)	(1,379)	(252)	(7,315)	(4,981)	(1,170)	—	(6,151)

Unamortized deferred financing costs	$4,592	$206	$1,686	$6,484	$4,640	$325	$—	$4,965

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures and Credit Facility liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of September 30, 2018 and December 31, 2017:

	September 30, 2018				December 31, 2017
	SBA	Credit	Public		SBA	Credit	Public
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
Outstanding debt	$214,500	$37,000	$50,000	$301,500	$231,300	$11,500	$—	$242,800
Less: unamortized deferred financing costs	(4,592)	(206)	(1,686)	(6,484)	(4,640)	(325)	—	(4,965)

Debt, net of deferred financing costs	$209,908	$36,794	$48,314	$295,016	$226,660	$11,175	$—	$237,835

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

As of September 30, 2018, the Company’s debt liabilities are scheduled to mature as follows (1):

	SBA	Credit	Public
Year	debentures	Facility	Notes	Total
2018	$—	$—	$—	$—
2019	—	37,000	—	37,000
2020	8,500	—	—	8,500
2021	2,750	—	—	2,750
2022	44,750	—	—	44,750
2023	3,000	—	50,000	53,000
2024	1,000	—	—	1,000
2025	44,700	—	—	44,700
2026	23,800	—	—	23,800
2027	44,000	—	—	44,000
2028	42,000	—	—	42,000

Total	$214,500	$37,000	$50,000	$301,500

(1)

The table above presents scheduled maturities of the Company’s outstanding debt liabilities as of a point in time pursuant to the terms of those instruments. The timing of actual repayments of outstanding debt liabilities may not ultimately correspond with the scheduled maturity dates depending on the terms of the underlying instruments and the potential for earlier prepayments.

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to portfolio companies to fund various undrawn revolving loans, other credit facilities and capital commitments totaling $10,353 and $8,352 as of September 30, 2018 and December 31, 2017, respectively. Such outstanding commitments are summarized in the following table:

	September 30, 2018				December 31, 2017
	Total		Unfunded		Total	Unfunded
Portfolio Company - Investment	Commitment		Commitment		Commitment	Commitment
American AllWaste LLC (dba WasteWater Transport Services) - Delayed Draw Commitment	$3,000		$2,276		$—	$—
B&B Roadway and Security Solutions, LLC - Common Equity	133		133		—	—
FDS Avionics Corp. (dba Flight Display Systems) - Revolving Loan	250		50		—	—
Mesa Line Services, LLC - Delayed Draw Commitment	4,000		4,000		4,000	4,000
Oaktree Medical Centre, P.C. (dba Pain Management Associates) - Revolving Loan	—		—		2,500	—
Rhino Assembly Company, LLC - Delayed Draw Commitment	1,500		1,042		1,500	1,500
Safety Products Group, LLC - Common Equity	2,852	(1)	2,852	(1)	2,852	2,852

Total	$11,735		$10,353		$10,852	$8,352

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

Common Stock ATM Program

On August 21, 2014, the Company entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which the Company could sell, by means of at-the-market offerings from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50,000 (the “ATM Program”). There were no issuances of common stock under the ATM program during the last two fiscal years and for the nine months ended September 30, 2018.

Stock Repurchase Program

As described in Note 2, the Company has Stock Repurchase Program under which the Company may acquire up to $5,000 of its outstanding common stock. During the nine months ended September 30, 2018, the Company repurchased 44,821 shares of common stock on the open market for $582. The Company did not make any repurchases of common stock during the nine months ended September 30, 2017. The Company’s NAV per share increased by approximately $0.01 for the nine months ended

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

September 30, 2018 as a result of the share repurchases. The following table summarizes the Company’s share repurchases under the Stock Repurchase Program for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
Repurchases of Common Stock	2018	2017
Number of shares repurchased	44,821	—
Cost of shares repurchased, including commissions	$582	$—
Weighted average price per share	$12.94	$—
Weighted average discount to net asset value at quarter end prior to repurchases	19.4%	N/A

See Note 9 for additional information regarding the issuance of shares under the DRIP.

As of September 30, 2018 and December 31, 2017, the Company had 24,463,119 and 24,507,940 shares of common stock outstanding, respectively.

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the last two fiscal years and for the nine months ended September 30, 2018.

						DRIP				DRIP
Date	Record	Payment	Amount	Total	Cash	Shares		DRIP		Share
Declared	Date	Date	Per Share	Distribution	Distribution	Value		Shares		Issue Price
Fiscal Year Ended December 31, 2016:
2/16/2016	3/11/2016	3/25/2016	$0.39	$6,357	$6,177	$180		11,631		$15.49
5/2/2016	6/10/2016	6/24/2016	0.39	7,337	7,143	194		12,722		15.25
8/1/2016	9/9/2016	9/23/2016	0.39	7,488	7,293	195		12,340		15.76
11/1/2016	12/2/2016	12/16/2016	0.39	8,585	8,386	199		12,381		16.08
11/1/2016 (1)	12/2/2016	12/16/2016	0.04	880	860	20		1,270		16.08

			$1.60	$30,647	$29,859	$788		50,344

Fiscal Year Ended December 31, 2017:
2/14/2017	3/10/2017	3/24/2017	$0.39	$8,754	$8,556	$198		11,500		17.17
5/1/2017	6/9/2017	6/23/2017	0.39	8,758	8,582	176		10,548		16.74
7/31/2017	9/8/2017	9/22/2017	0.39	9,548	9,353	195		12,256		15.90
10/30/2017	12/20/2017	12/27/2017	0.39	9,552	9,343	209		13,659		15.30
10/30/2017 (1)	12/20/2017	12/27/2017	0.04	980	959	21		1,401		15.30

			$1.60	$37,592	$36,793	$799		49,364

Nine Months Ended September 30, 2018:
2/13/2018	3/9/2018	3/23/2018	$0.39	$9,558	$9,558	$—	(2)	—	(2)	—
4/30/2018	6/8/2018	6/22/2018	0.39	9,541	9,541	—	(2)	—	(2)	—
7/30/2018	9/7/2018	9/21/2018	0.39	9,540	9,540	—	(2)	—	(2)	—

			$1.17	$28,639	$28,639	$—		—

(1)	Special dividend.
(2)

During the nine months ended September 30, 2018, the Company directed the DRIP program plan administrator to repurchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock in lieu of issuing new shares. Accordingly, the Company purchased and reissued shares to satisfy the DRIP obligation as follows:

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Period	and Reissued	Per Share	Amount Paid
January 1, 2018 through March 31, 2018	16,503	$12.97	$214
April 1, 2018 through June 30, 2018	16,216	14.48	235
July 1, 2018 through September 30, 2018	16,207	14.83	240

Total	48,926	$14.09	$689

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 10. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Per share data:
Net asset value at beginning of period	$16.05	$15.76
Net investment income (1)	0.97	1.12
Net realized gain (loss) on investments, net of tax (provision) (1)	(0.67)	0.46
Net unrealized appreciation (depreciation) on investments (1)	1.23	(0.22)

Total increase from investment operations (1)	1.53	1.36
Accretive (dilutive) effect of share issuances and repurchases	0.01	0.01
Dividends to stockholders	(1.17)	(1.17)
Other (2)	(0.01)	0.01

Net asset value at end of period	$16.41	$15.97

Market value at end of period	$14.62	$16.08

Shares outstanding at end of period	24,463,119	24,492,880
Weighted average shares outstanding during the period	24,474,632	23,201,533
Net assets at end of period	$401,522	$391,168
Average net assets (7)	$397,304	$372,047
Ratios to average net assets:
Total expenses (3)(5)(9)	10.2%	9.1%
Net investment income (3)(6)	8.0%	9.3%
Total return (4)	4.0%	9.7%
Portfolio turnover ratio (3)	19.3%	32.5%
Supplemental Data:
Average debt outstanding (8)	$270,075	$214,200
Average debt per share (1)	$11.03	$9.23

(1)	Weighted average per share data.
(2)

Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

(3)	Annualized.
(4)

The total return for the nine months ended September 30, 2018 and 2017 equals the change in the market value of the Company’s common stock per share during the period plus dividends paid per share during the period, divided by the market value per share at the beginning of the period.

(5)

The total expenses to average net assets ratio is calculated using the total expenses caption as presented on the consolidated statements of operations, which includes incentive fee and excludes the income tax provision.

(6)	The net investment income to average net assets ratio is calculated using the net investment income caption as presented on the consolidated statements of operations, which includes incentive fee.
(7)	Average net assets is calculated as the average of the net asset balances as of each quarter end during the fiscal year and the prior year end.
(8)	Average debt outstanding is calculated as the average of the outstanding debt balances as of each quarter end during the fiscal year and the prior year end.
(9)	The following is a schedule of supplemental expense ratios to average net assets:

	Nine Months Ended September 30,
Ratio to average net assets:	2018	2017
Expenses other than incentive fee (3)	7.1%	6.3%
Incentive fee (3)	3.1%	2.8%

Total expenses (3)(5)	10.2%	9.1%

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 11. Subsequent Events

On October 1, 2018, the Company invested $13,700 in a new subordinated debt investment of existing portfolio company, Rohrer Corporation.

On October 1, 2018, the Company exited its debt investment in Toledo Molding & Die, Inc. The Company received payment in full of $10,000 on its second lien debt.

On October 4, 2018, the Company exited its debt investment in Midwest Transit Equipment, Inc. The Company received payment in full of $12,606 on its subordinated debt, which includes a prepayment penalty.

On October 4, 2018, the Company exited its debt investment in Thermoforming Technology Group LLC (dba Brown Machine Group). The Company received payment in full of $23,370 on its second lien debt, which includes a prepayment penalty. The Company also received a distribution on its equity investment resulting in a realized gain of approximately $743.

On October 19, 2018, the Company executed an amendment and incremental commitment agreement to the Credit Facility, whereby the amount available for borrowing under the Credit Facility was increased from $75,000 to $90,000, with allowance for future increases in the commitments up to $100,000.

On October 23, 2018, the Company invested $7,500 in first lien debt and common equity of Alzheimer’s Research and Treatment Center, LLC, a leading clinical trial site services provider with a focus on trials targeting the treatment and prevention of Alzheimer’s Disease.

On October 26, 2018, the Company received a distribution on its equity investment in FAR Research Inc., resulting in a realized gain of approximately $3,310.

On October 30, 2018, the Board declared a regular quarterly dividend of $0.39 per share payable on December 21, 2018 to stockholders of record as of December 7, 2018. In addition, the Board declared a special dividend of $0.04 per share payable on December 21, 2018 to stockholders of record as of December 7, 2018.

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

Many of our debt investments also include excess cash flow sweep features, whereby principal repayment may be required before maturity if the portfolio company achieves certain defined operating targets. Additionally, our debt investments typically have principal prepayment penalties in the early years of the loan. The majority of our debt investments provide for a fixed interest rate.

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

Portfolio Composition, Investment Activity and Yield

During the nine months ended September 30, 2018 and 2017, we invested $144.6 million and $155.6 million in debt and equity investments, respectively, including 12 and 10 new portfolio companies, respectively. During the nine months ended September 30, 2018 and 2017, we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $92.1 million and $132.7 million, respectively, including exits of nine and four portfolio companies, respectively. The following table summarizes investment purchases and sales and repayments of investments by type for the nine months ended September 30, 2018 and 2017 (dollars in millions).

	Purchases of Investments				Sales and Repayments of Investments
	2018		2017		2018		2017
Second Lien Debt	$104.0	71.9%	$92.3	59.3%	$49.9	54.2%	$45.5	34.4%
Subordinated Debt	13.9	9.7	41.7	26.8	30.1	32.7	41.2	31.0
First Lien Debt	18.7	12.9	10.9	7.0	1.3	1.4	32.7	24.6
Equity	8.0	5.5	9.8	6.3	10.5	11.4	13.3	10.0
Warrants	—	—	0.9	0.6	0.3	0.3	—	—
Royalty Rights	—	—	—	—	—	—	—	—

Total	$144.6	100.0%	$155.6	100.0%	$92.1	100.0%	$132.7	100.0%

As of September 30, 2018, the fair value of our investment portfolio totaled $668.5 million and consisted of 65 active portfolio companies and one portfolio company that has sold its underlying operations. As of September 30, 2018, five debt investments bore interest at a variable rate, which represented $44.8 million of our portfolio on a fair value basis, and the remainder of our debt portfolio was comprised of fixed rate investments. Overall, the portfolio had net unrealized appreciation of $48.7 million as of September 30, 2018. As of September 30, 2018, our average active portfolio company investment at amortized cost was $9.5 million, which excludes investments in the one portfolio company that has sold its underlying operations.

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

The weighted average yield on debt investments as of September 30, 2018 and December 31, 2017 was 12.6% and 13.0%, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of September 30, 2018 and December 31, 2017, respectively, including the accretion of OID and loan origination fees, but excluding investments on non-accrual status, if any.

The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments (dollars in millions):

	Fair Value				Cost
	September 30,		December 31,		September 30,		December 31,
	2018		2017		2018		2017
Second Lien Debt	$386.4	57.8%	$341.3	57.3%	$406.7	65.6%	$357.6	62.0%
Subordinated Debt	102.9	15.4	126.5	21.2	102.9	16.6	126.5	21.9
First Lien Debt	46.4	6.9	28.8	4.8	45.7	7.4	31.9	5.5
Equity	116.8	17.5	84.6	14.2	56.8	9.2	53.9	9.3
Warrants	16.0	2.4	15.1	2.5	7.5	1.2	7.7	1.3
Royalty Rights	—	—	—	—	0.2	—	0.2	—

Total	$668.5	100.0%	$596.3	100.0%	$619.8	100.0%	$577.8	100.0%

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	September 30,		December 31,		September 30,		December 31,
	2018		2017		2018		2017
Midwest	$188.6	28.2%	$168.0	28.2%	$181.8	29.4%	$161.8	28.1%
Southeast	178.0	26.6	130.2	21.8	157.0	25.3	130.7	22.6
Northeast	76.9	11.5	107.8	18.1	69.5	11.2	105.3	18.2
West	63.3	9.5	63.4	10.6	53.9	8.7	54.0	9.3
Southwest	161.7	24.2	126.9	21.3	157.6	25.4	126.0	21.8

Total	$668.5	100.0%	$596.3	100.0%	$619.8	100.0%	$577.8	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	September 30,	December 31,	September 30,	December 31,
	2018	2017	2018	2017
Specialty Distribution	12.3%	6.2%	13.0%	6.2%
Component Manufacturing	9.2	6.6	10.2	7.0
Healthcare Services	8.5	10.8	7.9	9.9
Information Technology Services	8.2	10.7	8.5	11.0
Business Services	7.2	6.5	7.6	7.3
Oil & Gas Services	5.9	4.7	1.6	2.7
Transportation Services	5.6	7.1	5.6	7.3
Aerospace & Defense Manufacturing	5.5	4.4	5.7	4.3
Healthcare Products	4.6	7.3	3.0	7.1
Building Products Manufacturing	4.5	5.1	5.0	5.4
Vending Equipment Manufacturing	4.3	5.7	4.9	5.9
Promotional Products	3.9	3.0	4.1	2.9
Capital Equipment Manufacturing	3.6	3.4	3.8	3.4
Industrial Cleaning & Coatings	2.9	4.3	4.3	4.6
Retail	2.4	2.8	2.6	2.9
Utility Equipment Manufacturing	2.2	2.6	2.4	2.8
Consumer Products	2.1	3.3	2.5	2.7
Environmental Industries	1.8	—	2.0	—
Utilities: Services	1.5	1.6	1.5	1.7
Electronic Components Supplier	1.1	0.6	0.2	0.2
Oil & Gas Distribution	1.0	1.0	1.0	1.0
Laundry Services	0.7	0.7	0.7	0.7
Specialty Chemicals	0.5	0.2	0.2	0.2
Restaurants	0.4	0.4	1.6	1.7
Packaging	0.1	0.1	0.1	0.1
Apparel Distribution	—	0.9	—	1.0
Safety Products Manufacturing	—	0.0	—	0.0

Total	100.0%	100.0%	100.0%	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of September 30, 2018 and December 31, 2017 (dollars in millions):

	Fair Value				Cost
	September 30,		December 31,		September 30,		December 31,
Investment Rating	2018		2017		2018		2017
1	$172.6	25.8%	$125.7	21.1%	$103.3	16.6%	$83.2	14.4%
2	382.2	57.2	398.4	66.8	374.8	60.5	393.6	68.1
3	101.3	15.2	51.8	8.7	109.1	17.6	60.7	10.5
4	10.1	1.5	18.3	3.1	17.1	2.8	28.3	4.9
5	2.3	0.3	2.1	0.3	15.5	2.5	12.0	2.1

Total	$668.5	100.0%	$596.3	100.0%	$619.8	100.0%	$577.8	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of September 30, 2018 and December 31, 2017 was 1.9 and 1.9, respectively, on a fair value basis and 2.1 and 2.1, respectively, on a cost basis.

Non-Accrual

As of September 30, 2018 and December 31, 2017, we had debt investments in two portfolio companies on non-accrual status, respectively (dollars in millions):

	September 30, 2018				December 31, 2017
	Fair				Fair
Portfolio Company	Value		Cost		Value		Cost
K2 Industrial Services, Inc.	$6.9		$12.7		$—	(2)	$—	(2)
Restaurant Finance Co, LLC	2.2		9.3		2.1		9.3
Six Month Smiles Holdings, Inc.	—	(1)	—	(1)	5.0		9.4

Total	$9.1		$22.0		$7.1		$18.7

(1)	Portfolio company was no longer held at period end.
(2)	Portfolio company debt investments were not on non-accrual status at period end.

Discussion and Analysis of Results of Operations

Comparison of three and nine months ended September 30, 2018 and 2017

Investment Income

Below is a summary of the changes in total investment income for the three months ended September 30, 2018 as compared to the same period in 2017 (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Interest income	$15.4	$14.5	$0.9	6.4%
Payment-in-kind interest income	1.5	1.9	(0.4)	(18.9%)
Dividend income	0.4	0.4	—	(17.6%)
Fee income	0.6	1.2	(0.6)	(54.4%)
Interest on idle funds and other income	—	—	—	(30.2%)

Total investment income	$17.9	$18.0	$(0.1)	(1.0%)

For the three months ended September 30, 2018, total investment income was $17.9 million, a decrease of $(0.1) million or (1.0)%, from the $18.0 million of total investment income for the three months ended September 30, 2017. As reflected in the table above, the decrease is primarily attributable to the following:

•

$0.6 million increase in total interest income resulting from higher average debt investment balances outstanding, partially offset by a small decrease in weighted average debt yield and one additional portfolio company on non-accrual status, during 2018 as compared to 2017.

•

$(0.6) million decrease in fee income resulting from a decrease in structuring fees due to a comparative decrease in new investments and a decrease in prepayment fee income, during 2018 as compared to 2017.

•	Dividend income was flat during 2018 as compared to 2017.

Below is a summary of the changes in total investment income for the nine months ended September 30, 2018 as compared to the same period in 2017 (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Interest income	$45.8	$41.1	$4.7	11.4%
Payment-in-kind interest income	4.5	5.2	(0.7)	(12.7%)
Dividend income	1.0	1.7	(0.7)	(42.0%)
Fee income	2.8	3.4	(0.6)	(18.5%)
Interest on idle funds and other income	0.1	0.1	—	(8.2%)

Total investment income	$54.2	$51.5	$2.7	5.2%

For the nine months ended September 30, 2018, total investment income was $54.2 million, an increase of $2.7 million or 5.2%, from the $51.5 million of total investment income for the nine months ended September 30, 2017. As reflected in the table above, the increase is primarily attributable to the following:

•

$4.0 million increase in total interest income resulting from higher average debt investment balances outstanding, partially offset by a small decrease in weighted average debt yield and one additional portfolio company on non-accrual status, during 2018 as compared to 2017.

•

$(0.6) million decrease in fee income resulting from a decrease in structuring fees due to a comparative decrease in new investments and a decrease in prepayment fee income, during 2018 as compared to 2017.

•

$(0.7) million decrease in dividend income, during 2018 as compared to 2017, due to decreased levels of distributions received from equity investments and certain prior year dividend tax character true-ups recognized in 2018 upon receipt of the relevant tax forms from the underlying portfolio company.

Expenses

Below is a summary of the changes in total expenses, including income tax provision, for the three months ended September 30, 2018 as compared to the same period in 2017 (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Interest and financing expenses	$3.1	$2.5	$0.6	24.7%
Base management fee	2.9	2.5	0.4	17.9%
Incentive fee - income	2.2	2.4	(0.2)	(8.3%)
Incentive fee - capital gains	1.5	0.6	0.9	155.5%
Administrative service expenses	0.4	0.3	0.1	15.1%
Professional fees	0.2	0.3	(0.1)	(20.7%)
Other general and administrative expenses	0.3	0.3	—	(12.4%)

Total expenses, before income tax provision	10.6	8.9	1.7	19.3%
Income tax provision (benefit)	(0.2)	—	(0.2)	(4350.0%)

Total expenses, including income tax provision	$10.4	$8.9	$1.5	17.3%

For the three months ended September 30, 2018, total expenses, including income tax provision, were $10.4 million, an increase of $1.5 million or 17.3%, from the $8.9 million of total expenses, including income tax provision, for the three months ended September 30, 2017. As reflected in the table above, the increase is primarily attributable to the following:

•

$0.6 million increase in interest and financing expenses due to an increase in average borrowings outstanding and an increase in weighted average interest rate on borrowings during 2018 as compared to 2017.

•	$0.4 million increase in base management fee due to higher average total assets during 2018 as compared to 2017.

•

$0.9 million increase in the capital gains incentive fee due to a $4.5 million increase in net gain on investments (net realized gains (losses) plus net change in unrealized appreciation (depreciation) on investments) during 2018, as compared to the same period in 2017.

Below is a summary of the changes in total expenses, including income tax provision, for the nine months ended September 30, 2018 as compared to the same period in 2017 (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Interest and financing expenses	$9.3	$7.5	$1.8	23.5%
Base management fee	8.4	7.2	1.2	17.2%
Incentive fee - income	6.6	6.8	(0.2)	(1.9%)
Incentive fee - capital gains	2.8	1.1	1.7	145.8%

Administrative service expenses	1.1	1.0	0.1	10.2%

Professional fees	1.0	1.0	—	1.4%
Other general and administrative expenses	1.2	1.0	0.2	25.3%

Total expenses, before income tax provision	30.4	25.6	4.8	19.0%
Income tax provision	—	—	—	(3.4%)

Total expenses, including income tax provision	$30.4	$25.6	$4.8	19.0%

For the nine months ended September 30, 2018, total expenses, including income tax provision, were $30.4 million, an increase of $4.8 million or 19.0%, from the $25.6 million of total expenses, including income tax provision, for the nine months ended September 30, 2017. As reflected in the table above, the increase is primarily attributable to the following:

•

$1.8 million increase in interest and financing expenses due to an increase in average borrowings outstanding and an increase in weighted average interest rate on borrowings during 2018 as compared to 2017.

•	$1.2 million increase in base management fee due to higher average total assets during 2018 as compared to 2017.

•

$1.7 million increase in the capital gains incentive fee due to a $8.1 million increase in net gain on investments (net realized gains (losses) plus net change in unrealized appreciation (depreciation) on investments) during 2018, as compared to the same period in 2017.

•	$0.2 million increase in other general and administrative expenses during 2018 resulting from the write-off of deferred equity offering costs related to our previous Form N-2 registration statement.

Net Investment Income

Net investment income decreased by $(1.7) million, or (18.6)%, to $7.5 million during the three months ended September 30, 2018 as compared to the same period in 2017, as a result of the $(0.1) million decrease in total investment income and the increase in total expenses, including income tax provision, of $1.5 million.

Net investment income decreased by $(2.2) million, or (8.4)%, to $23.8 million during the nine months ended September 30, 2018 as compared to the same period in 2017, as a result of the $2.7 million increase in total investment income and offset by the larger increase in total expenses, including income tax provision, of $4.8 million.

Net Gain (Loss) on Investments

For the three and nine months ended September 30, 2018, the total net realized loss on investments, before income tax provision on realized gains, was $(7.2) million and $(15.2) million, respectively. Income tax (provision) benefit from realized gains on investments was $0.3 million and $(1.4) million for the three and nine months ended September 30, 2018, respectively. Significant realized gains (losses) for the three and nine months ended September 30, 2018 are summarized below (dollars in millions):

		Period Ended September 30, 2018
		Three	Nine
Portfolio Company	Realization Event	Months	Months
World Wide Packaging, LLC	Exit of portfolio company	$0.2	$7.0
Malabar International	Escrow distribution	—	0.3
Worldwide Express Operations, LLC	Distributions tax character true-up	—	0.2
Ice House America, LLC	Exit of portfolio company	0.1	0.1
Other		—	0.1
IOS Acquisitions, Inc.	Exit of portfolio company	—	(0.1)
Inflexxion, Inc.	Exit of portfolio company	(0.1)	(6.5)
Cavallo Bus Lines Holdings, LLC	Exit of portfolio company	(7.4)	(7.4)
Six Month Smiles Holdings, Inc.	Exit of portfolio company	—	(8.9)

Net realized gain (loss) on investments		(7.2)	(15.2)
Income tax (provision) benefit from realized gains on investments		0.3	(1.4)

Net realized gain (loss), net of income tax provision, on investments		$(6.9)	$(16.6)

For the three and nine months ended September 30, 2017, the total net realized gain on investments, before income tax provision on realized gains, was $6.3 million and $12.3 million, respectively. Income tax (provision) from realized gains on investments was $(0.3) million and $(1.7) million for the three and nine months ended September 30, 2017, respectively. Significant realized gains (losses) for the three and nine months ended September 30, 2017 are summarized below (dollars in millions):

		Period Ended September 30, 2017
		Three	Nine
Portfolio Company	Realization Event	Months	Months
Worldwide Express Operations, LLC	Sale of portfolio company	$—	$6.4
Lightning Diversion Systems, LLC	Exit of portfolio company	4.0	4.0
EBL, LLC (EbLens)	Sale of portfolio company	2.2	2.2
Anatrace Products, LLC	Sale of portfolio company	—	0.9
Carlson Systems Holdings, Inc.	Escrow distribution	—	0.1
Other		0.1	0.1
FTH Acquisition Corp. VII	Exit of portfolio company	—	(1.3)

Net realized gain (loss) on investments		6.3	12.4
Income tax provision from realized gains on investments		(0.3)	(1.7)

Net realized gain (loss), net of income tax provision, on investments		$6.0	$10.7

During the three and nine months ended September 30, 2018 and 2017, we recorded a net change in unrealized appreciation (depreciation) on investments attributable to the following (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Unrealized Appreciation (Depreciation)	2018	2017	2018	2017
Exit, sale or restructuring of investments	$5.4	$(5.5)	$14.7	$(10.1)
Fair value adjustments to debt investments	(5.9)	(5.1)	(16.7)	(8.8)
Fair value adjustments to equity investments	14.7	7.5	32.2	13.8

Net change in unrealized appreciation (depreciation)	$14.2	$(3.1)	$30.2	$(5.1)

Net Increase in Net Assets Resulting From Operations

Our net increase in net assets resulting from operations during the three months ended September 30, 2018 was $14.8 million, an increase of $2.7 million, or 22.8%, compared to a net increase in net assets resulting from operations of $12.1 million during the three months ended September 30, 2017.

Our net increase in net assets resulting from operations during the nine months ended September 30, 2018 was $37.5 million, an increase of $5.9 million, or 18.8%, compared to a net increase in net assets resulting from operations of $31.5 million during the nine months ended September 30, 2017.

Liquidity and Capital Resources

As of September 30, 2018, we had $38.1 million in cash and cash equivalents and our net assets totaled $401.5 million. We believe that our current cash and cash equivalents on hand, our Credit Facility and our anticipated cash flows from operations will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of securities (including the ATM Program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. During the nine months ended September 30, 2018, we repaid $43.8 million of SBA debentures which would have matured during the period March 1, 2019 through September 1, 2021. Our remaining outstanding SBA debentures continue to mature in 2020 and subsequent years through 2028, which will require repayment on or before the respective maturity dates.

Cash Flows

For the nine months ended September 30, 2018, we experienced a net decrease in cash and cash equivalents in the amount of $3.5 million. During that period, we used $30.3 million of cash for operating activities, which included the funding of $144.6 million of investments, which were offset by proceeds received from sales and repayments of investments of $92.1 million. During the same period, we received proceeds from the issuances of SBA debentures of $27.0 million, net proceeds of $25.5 million from borrowings under our Credit Facility and proceeds from the issuance of our Public Notes of $50.0 million; which were partially offset by repayments of SBA debentures of $43.8 million, cash dividends paid to stockholders of $28.6 million, the payment of deferred financing costs related to our debt financings of $2.7 million and repurchases of common stock under the Stock Repurchase Program of $0.6 million.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of additional debt and equity capital.

SBA debentures

The Funds are licensed SBICs, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $175.0 million (as amended on June 21, 2018), whichever is less. For three or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of September 30, 2018, Fund I and Fund II had $64.5 million and $150.0 million of outstanding SBA debentures, respectively. Fund I has commenced a wind-down plan and can no longer issue additional SBA debentures. Subject to SBA regulatory requirements and approval of an additional SBIC licensed fund, we may access up to $135.5 million of additional SBA debentures under the SBIC Debenture Program. For more information on the SBA debentures, please refer to Note 6 to our consolidated financial statements.

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

We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of September 30, 2018, we were in compliance with all covenants of the Credit Facility and there were $37.0 million of borrowings outstanding under the Credit Facility.

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

The Public Notes will mature on February 1, 2023 and bear interest at a rate of 5.875%. The Public Notes are unsecured obligations and rank pari passu with our future unsecured indebtedness; effectively subordinated to all of our existing and future secured indebtedness; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities we may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. The Public Notes may be redeemed in whole or in part at any time or from time to time at our option on or after February 1, 2020. Interest on the Public Notes is payable quarterly on February 1, May 1, August 1 and November 1 of each year. The Public Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSL.” As of September 30, 2018, the outstanding principal balance of the Public Notes was $50.0 million.

As of September 30, 2018, the weighted average stated interest rates for our SBA debentures, the Public Notes and the Credit Facility were 3.355%, 5.875% and 5.749%, respectively. As of September 30, 2018, we had $38.0 million of unutilized commitment under our Credit Facility, and we were subject to a 0.500% fee on such amount. As of September 30, 2018, the weighted average stated interest rate on total debt outstanding was 4.067%.

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

Stock Repurchase Program

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 30, 2018, the Board extended the Stock Repurchase Program through December 31, 2019, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. During the nine months ended September 30, 2018, we repurchased 44,821 shares of common stock on the open market for $0.6 million. We did not make any repurchases of common stock during the nine months ended September 30, 2017. Refer to Note 8 to our consolidated financial statements for additional information concerning stock repurchases.

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

•

our board of directors engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result it is not in our stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where we determine that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. Our board of directors consulted with the independent valuation firm(s) in arriving at our determination of fair value for 15 and 18 of our portfolio company investments representing 22.4% and 32.0% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended September 30, 2018 and December 31, 2017, respectively) as of September 30, 2018 and December 31, 2017, respectively;

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

PIK income. Certain of our investments contain a PIK income provision. The PIK income, computed at the contractual rate specified in the applicable investment agreement, is added to the principal balance of the investment, rather than being paid in cash, and recorded as interest or dividend income, as applicable, on the consolidated statements of operations. Generally, PIK can be paid-

in-kind or all in cash. We stop accruing PIK income when there is reasonable doubt that PIK income will be collected. PIK income is included in our taxable income and, therefore, affects the amount we are required to pay to our stockholders in the form of dividends in order to maintain our tax treatment as a RIC and to avoid paying corporate federal income tax, even though we have not yet collected the cash.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019. We are currently evaluating the impact this ASU will have on our consolidated financial position or disclosures.

In August 2018, the SEC issued Final Rule Release No. 33-10532, Disclosure Update and Simplification, which amends certain SEC disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, U.S. GAAP requirements, or changes in the information environment. As it pertains to us, the amendments include certain presentation changes to the net assets section of the consolidated statements of assets and liabilities and the consolidated statements of changes in net assets (among other changes). The amendments are effective for all filings submitted on or after November 5, 2018. We will adopt the amendments effective November 5, 2018. The amendments do not have a material effect on our consolidated financial position or disclosures.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. We had off-balance sheet arrangements consisting of outstanding commitments to fund various undrawn revolving loans and other credit facilities totaling $10.4 million and $8.4 million as of September 30, 2018 and December 31, 2017, respectively. Such outstanding commitments are summarized in the following table (dollars in millions):

	September 30, 2018				December 31, 2017
	Total		Unfunded		Total	Unfunded
Portfolio Company - Investment	Commitment		Commitment		Commitment	Commitment
American AllWaste LLC (dba WasteWater Transport Services) - Delayed Draw Commitment	$3.0		$2.3		$—	$—
B&B Roadway and Security Solutions, LLC - Common Equity	0.1		0.1		—	—
FDS Avionics Corp. (dba Flight Display Systems) - Revolving Loan	0.2		0.1		—	—
Mesa Line Services, LLC - Delayed Draw Commitment	4.0		4.0		4.0	4.0
Oaktree Medical Centre, P.C. (dba Pain Management Associates) - Revolving Loan	—		—		2.5	—
Rhino Assembly Company, LLC - Delayed Draw Commitment	1.5		1.0		1.5	1.5
Safety Products Group, LLC - Common Equity	2.9	(1)	2.9	(1)	2.9	2.9

Total	$11.7		$10.4		$10.9	$8.4

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

Recent Developments

On October 1, 2018, we invested $13.7 million in a new subordinated debt investment of existing portfolio company, Rohrer Corporation.

On October 1, 2018, we exited our debt investment in Toledo Molding & Die, Inc. We received payment in full of $10.0 million on our second lien debt.

On October 4, 2018, we exited our debt investment in Midwest Transit Equipment, Inc. We received payment in full of $12.6 million on our subordinated debt, which includes a prepayment penalty.

On October 4, 2018, we exited our debt investment in Thermoforming Technology Group LLC (dba Brown Machine Group). We received payment in full of $23.4 million on our second lien debt, which includes a prepayment penalty. We also received a distribution on our equity investment resulting in a realized gain of approximately $0.7 million.

On October 19, 2018, we executed an amendment and incremental commitment agreement to the Credit Facility, whereby the amount available for borrowing under the Credit Facility was increased from $75.0 million to $90.0 million, with allowance for future increases in the commitments up to $100.0 million.

On October 23, 2018, we invested $7.5 million in first lien debt and common equity of Alzheimer’s Research and Treatment Center, LLC, a leading clinical trial site services provider with a focus on trials targeting the treatment and prevention of Alzheimer’s Disease.

On October 26, 2018, we received a distribution on our equity investment in FAR Research Inc., resulting in a realized gain of approximately $3.3 million.

On October 30, 2018, our Board declared a regular quarterly dividend of $0.39 per share payable on December 21, 2018 to stockholders of record as of December 7, 2018. In addition, our Board declared a special dividend of $0.04 per share payable on December 21, 2018 to stockholders of record as of December 7, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. As of September 30, 2018 and December 31, 2017, five and three debt investments, respectively, bore interest at a variable rate, which represented $44.8 million and $26.1 million of our portfolio on a fair value basis, respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Assuming that the consolidated statements of assets and liabilities as of September 30, 2018 and December 31, 2017 were to remain constant, a hypothetical 100 basis point change in interest rates would not have a material effect on our level of interest income from debt investments. Our pooled SBA debentures and our Public Notes bear interest at fixed rates. Our Credit Facility bears interest, subject to our election, on a per annum basis equal to (i) the alternate base rate plus 2.5% or (ii) the applicable LIBOR, which varies depending on the period of the borrowing under the Credit Facility, plus 3.5%. The alternate base rate is equal to the greater of (i) prime rate, (ii) the federal funds rate plus 0.5% or (iii) the three-month LIBOR plus 1.0%.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 30, 2018, the Board extended the Stock Repurchase Program through December 31, 2019, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time.

During the nine months ended September 30, 2018, we repurchased 44,821 shares of common stock on the open market for $0.6 million under the Stock Repurchase Program. The following table provides information regarding such repurchases of our common stock (dollars in millions, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Stock Repurchase Program
January 1, 2018 through January 31, 2018	—	$—	—	$5.0
February 1, 2018 through February 28, 2018	—	—	—	5.0
March 1, 2018 through March 31, 2018	44,821	12.94	44,821	4.4
April 1, 2018 through April 30, 2018	—	—	—	4.4
May 1, 2018 through May 31, 2018	—	—	—	4.4
June 1, 2018 through June 30, 2018	—	—	—	4.4
July 1, 2018 through July 31, 2018	—	—	—	4.4
August 1, 2018 through August 31, 2018	—	—	—	4.4
September 1, 2018 through September 30, 2018	—	—	—	4.4

Total	44,821	$12.94	44,821

(1)

Excludes shares purchased on the open market and reissued in order to satisfy the dividend reinvestment plan (“DRIP”) obligation to deliver shares of common stock in lieu of issuing new shares. During the nine months ended September 30, 2018, we purchased and reissued shares of common stock to satisfy the DRIP obligation as follows:

Period	Number of Shares Purchased and Reissued	Average Price Paid Per Share	Total Amount Paid
March 1, 2018 through March 31, 2018	16,503	$12.97	$0.2
June 1, 2018 through June 30, 2018	16,216	14.48	0.2
September 1, 2018 through September 30, 2018	16,207	14.83	0.3

Total	48,926	$14.09	$0.7

Refer to Note 8 to our consolidated financial statements for additional information concerning stock repurchases under our Stock Repurchase Program.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Number	Exhibit

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDUS INVESTMENT CORPORATION

Date: November 1, 2018	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2018	/s/ SHELBY E. SHERARD
Shelby E. Sherard
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Exhibit

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.