Form 10-K
period 2018-12-31
FIDUS INVESTMENT Corp
filed 2019-02-28
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 814-00861

FIDUS INVESTMENT CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-5017321
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1603 Orrington Avenue, Suite 1005 Evanston, Illinois	60201
(Address of Principal Executive Offices)	(Zip Code)

(847) 859-3940

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Global Select Market
5.875% Notes due 2023	The NASDAQ Global Select Market
6.000% Notes due 2024	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.406) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐     No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 29, 2018 based on the closing price on that date of $14.21 on the NASDAQ Global Select Market was $343,229,917. For the purpose of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 24,463,119 shares of the registrant’s common stock outstanding as of February 26, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2019 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2018.

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

•

the risks, uncertainties and other factors we identify in Item 1A. – Risk Factors contained in this Annual Report on Form 10-K for the year ended December 31, 2018 and in our other filings with the SEC.

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

Item 1. Business.

GENERAL

Fidus Investment Corporation, a Maryland Corporation, operates as an externally managed business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). FIC completed its initial public offering, or IPO, in June 2011. In addition, FIC has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2018, our shares were listed on the NASDAQ Global Select Market under the symbol “FDUS.”

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

We invest in companies that possess some or all of the following attributes: predictable revenues; positive cash flows; defensible and/or leading market positions; diversified customer and supplier bases; and proven management teams with strong operating discipline. We target companies in the lower middle-market with annual earnings, before interest, taxes, depreciation and amortization, or EBITDA, between $5.0 million and $30.0 million; however, we may from time to time opportunistically make investments in larger or smaller companies. Our investments typically range between $5.0 million and $30.0 million per portfolio company.

As of December 31, 2018, we had debt and equity investments in 63 portfolio companies with an aggregate fair value of $643.0 million. The weighted average yield on our debt investments as of December 31, 2018 was 12.6%. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average yield was computed using the effective interest rates as of December 31, 2018, including accretion of original issue discount (“OID”) and loan origination fees, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

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

Business Strategy

We intend to accomplish our goal of becoming one of the premier providers of capital to and value-added partner of lower middle-market companies by:

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

Serving as a Value-Added Partner with Customized Financing Solutions. We follow a partnership-oriented investment approach and focus on opportunities where we believe we can add value to a portfolio company. We primarily concentrate on industries or market niches in which the investment professionals of our investment advisor have prior experience. These professionals also have expertise in structuring securities at all levels of the capital structure, which we believe positions us well to meet the unique financing needs of our portfolio companies. We invest primarily in second lien and subordinated debt securities, typically coupled with an equity interest; however, on a selective basis we may invest in first lien senior secured or unitranche loans. Further, as a publicly-traded BDC, we have a longer investment horizon without the capital return requirements of traditional private investment vehicles. We believe this flexibility enables us to generate attractive risk-adjusted returns on invested capital and enables us to be a better long-term partner for our portfolio companies. We believe that by leveraging the industry and structuring expertise of our investment advisor coupled with our long-term investment horizon, we are well positioned to be a value-added partner for our portfolio companies.

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

Investments

We seek to create a diversified investment portfolio that primarily includes loans and, to a lesser extent, equity securities. Our investments typically range between $5.0 million to $30.0 million per portfolio company, although this investment size may vary proportionately with the size of our capital base. Our investment objective is to provide attractive risk-adjusted returns by generating both current income from our debt investments and capital appreciation from our equity related investments. We may invest in the equity securities of our portfolio companies, such as preferred stock, common stock, warrants and other equity interests, either directly or in conjunction with our debt investments.

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

Subordinated Debt. These investments are typically structured as unsecured, subordinated notes. Structurally, subordinated debt usually ranks subordinate in priority of payment to first lien and second lien debt and may not have the benefit of financial covenants common in first lien and second lien debt. Subordinated debt may rank junior as it relates to proceeds in certain liquidations where it does not have the benefit of a lien in specific collateral held by creditors (typically first lien and/or second lien) who have a perfected security interest in such collateral. However, subordinated debt ranks senior to common and preferred equity in an issuer’s capital structure. These loans typically have relatively higher fixed interest rates (often representing a combination of cash pay and PIK interest) and amortization of principal deferred to maturity. The PIK feature (meaning a feature allowing for the payment of interest in the form of additional principal amount of the loan instead of in cash), which effectively operates as negative amortization of loan principal, coupled with the deferred principal payment provision, increases credit risk exposure over the life of the loan.

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

•	aerospace & defense;	•	infrastructure;

•	business services;	•	logistics & transportation;

•	consumer products / multi-unit;	•	niche manufacturing;

•	energy services;	•	software & tech-enabled services; and

•	healthcare products;	•	valued-added distribution.

•	industrial;

As of December 31, 2018, we had investments in 63 portfolio companies with an aggregate fair value of $643.0 million. As of December 31, 2017, we had investments in 63 portfolio companies with an aggregate fair value of $596.3 million.

The following table shows the portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
Midwest	$161.1	25.1%	$168.0	28.2%	$152.6	25.5%	$161.8	28.1%
Southeast	176.8	27.5	130.2	21.8	155.3	25.9	130.7	22.6
Northeast	89.7	13.9	107.8	18.1	84.2	14.1	105.3	18.2
West	62.8	9.8	63.4	10.6	54.5	9.1	54.0	9.3
Southwest	152.6	23.7	126.9	21.3	152.2	25.4	126.0	21.8

Total	$643.0	100.0%	$596.3	100.0%	$598.8	100.0%	$577.8	100.0%

The following table shows the detailed industry segment composition of our portfolio at fair value and cost as a percentage of total investments.

	Fair Value		Cost
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Specialty Distribution	13.4%	6.2%	14.1%	6.2%
Business Services	9.7	6.5	10.3	7.3
Information Technology Services	8.5	10.7	8.5	11.0
Component Manufacturing	7.9	6.6	8.9	7.0
Healthcare Services	7.8	10.8	7.7	9.9
Oil & Gas Services	6.4	4.7	1.7	2.7
Aerospace & Defense Manufacturing	5.8	4.4	6.0	4.3
Transportation Services	5.2	7.1	5.4	7.3
Healthcare Products	4.8	7.3	3.2	7.1
Vending Equipment Manufacturing	4.6	5.7	5.2	5.9
Industrial Cleaning & Coatings	4.1	4.3	4.7	4.6
Promotional Products	4.1	3.0	4.2	2.9
Building Products Manufacturing	3.8	5.1	5.1	5.4
Retail	2.4	2.8	2.7	2.9
Utility Equipment Manufacturing	2.4	2.6	2.5	2.8
Consumer Products	2.3	3.3	2.6	2.7
Packaging	2.2	0.1	2.4	0.1
Environmental Industries	1.9	—	2.0	—
Utilities: Services	1.7	1.6	1.7	1.7
Oil & Gas Distribution	1.0	1.0	1.0	1.0
Capital Equipment Manufacturing	0.0	3.4	0.0	3.4
Restaurants	0.0	0.4	0.1	1.7
Specialty Chemicals	0.0	0.2	0.0	0.2
Apparel Distribution	—	0.9	—	1.0
Electronic Components Supplier	—	0.6	—	0.2
Laundry Services	—	0.7	—	0.7
Safety Products Manufacturing	—	0.0	—	0.0

Total	100.0%	100.0%	100.0%	100.0%

Investment Criteria/Guidelines

We use the following criteria and guidelines in evaluating investment opportunities and constructing our portfolio. However, not all of these criteria and guidelines have been, or will be, met in connection with each of our investments.

Value Orientation / Positive Cash Flow. Our investment advisor places a premium on analysis of business fundamentals from an investor’s perspective and has a distinct value orientation. We focus on companies with proven business models in which we can invest at relatively low multiples of operating cash flow. We also typically invest in portfolio companies with a history of profitability and minimum trailing twelve month EBITDA of $5.0 million. We do not invest in start-up companies, “turn-around” situations or companies that we believe have unproven business plans.

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

The members of the investment committee that evaluate and approve all of our investments are Edward H. Ross, Thomas C. Lauer, John H. Grigg, Robert G. Lesley, Jr., John J. Ross, II, Thomas J. Steiglehner, and W. Andrew Worth.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of December 31, 2018 and 2017 (dollars in millions).

	Fair Value				Cost
Investment Rating	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
1	$123.8	19.2%	$125.7	21.1%	$63.7	10.7%	$83.2	14.4%
2	403.1	62.7	398.4	66.8	396.2	66.2	393.6	68.1
3	94.3	14.7	51.8	8.7	101.4	16.9	60.7	10.5
4	21.3	3.3	18.3	3.1	33.2	5.5	28.3	4.9
5	0.5	0.1	2.1	0.3	4.3	0.7	12.0	2.1

Total	$643.0	100.0%	$596.3	100.0%	$598.8	100.0%	$577.8	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of December 31, 2018 and 2017 was 2.0 and 1.9, respectively, on a fair value basis and 2.2 and 2.1, respectively, on a cost basis.

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

Duration and Termination

At an in-person meeting of our board of directors on June 7, 2018, our board of directors, including a majority of the Independent Directors, unanimously voted to approve the continuation of the Investment Advisory Agreement to June 20, 2019. Unless terminated earlier, the Investment Advisory Agreement will automatically renew for successive annual periods if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities (as that term is defined in the 1940 Act), including, in either case, approval by a majority of the Independent Directors.

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

At an in-person meeting of our board of directors on June 7, 2018, our board of directors, including a majority of the Independent Directors, unanimously voted to approve the continuation of the Administration Agreement to June 20, 2019. Unless terminated earlier, the Administration Agreement will automatically renew for successive annual periods if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities (as that term is defined in the 1940 Act), including, in either case, approval by a majority of our Independent Directors. In making the decision to approve the continuation of the Administration Agreement, our board of directors took into account, to the extent relevant, certain information set forth above under “Investment Advisory Agreement – Duration and Termination” with respect to its consideration of the Investment Advisory Agreement.

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

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, prior approval by the SEC. On March 27, 2012, the SEC granted us and Fund I exemptive relief allowing us to operate effectively as one company and to take certain actions, including engaging in certain transactions with our affiliates, and to be subject to modified consolidated asset coverage requirements for senior securities issued by a BDC, that would otherwise be prohibited by the 1940 Act. Effective June 30, 2014, our exemptive relief was amended to include Fund II. Therefore, any SBA debentures issued by Fund II are not subject to the 200.0% (or 150.0%, provided that certain requirements are met) asset coverage requirement.

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

Private debt in the form of second lien, subordinated, and first lien (senior secured or unitranche loans) to corporate and asset-based borrowers is highly speculative and involves a high degree of risk of credit loss, and therefore an investment in our shares of common stock may not be suitable for someone with a low tolerance for risk. These risks are likely to increase during an economic recession.

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

Assumed Return on Our Portfolio

(Net of Expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder (1)	(20.1)%	(11.5)%	(2.9)%	5.8%	14.4%

(1)

Assumes $693.9 million in total assets, $191.0 million in outstanding SBA debentures, $36.5 million in borrowings under the Credit Facility (as defined below), $50.0 million oustanding of our Public Notes, $403.0 million in net assets as of December 31, 2018, and an average cost of funds of 4.149%.

Legislation that took effect in 2018 would allow us to incur additional leverage.

As a BDC, under the 1940 Act generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200.0% (i.e., the amount of debt may not exceed 50.0% of the value of our assets). However, legislation that took effect in 2018 has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200.0% to an asset coverage ratio of 150.0%, if certain requirements are met. Under the legislation, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows the “required majority” of our independent directors, as defined in Section 57(o) of the 1940 Act, to approve an increase in our leverage capacity, and such approval would become effective after one year. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

Leverage magnifies the potential for loss on investments and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. For example, as we increase our leverage and, as a result, our total interest expense and other required payments on such indebtedness, any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed, and the decline could negatively affect our ability to make the required payments on such indebtedness or on our other securities. Increased leverage may also cause a downgrade of our credit rating. Leverage is generally considered a speculative investment technique.

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

This fee structure may encourage our investment advisor to favor debt financings that provide for deferred interest (PIK interest), rather than current cash payments of interest. Our investment advisor may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because our investment advisor is not obligated to reimburse us for any incentive fees received even if we subsequently incur losses or never receive in cash the deferred interest that was previously accrued.

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

The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $175.0 million, whichever is less. For three or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. If the Funds borrow the maximum amount from the SBA and thereafter require additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

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

The debentures issued by the Funds and guaranteed by the SBA have a maturity of ten years and bear interest semi-annually at fixed rates. Certain of the Funds’ SBA debentures begin to mature in 2021 and will require repayment on or before the respective maturity dates. The Funds will need to generate sufficient cash flow to make required debt payments on such debentures. If the Funds are unable to generate such cash flow, the SBA, as guarantor of the debentures, will have a superior claim to our assets over our stockholders in the event the Funds liquidate or the SBA exercises its remedies under such debentures as the result of a default by the Funds.

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

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of London Interbank Offered Rate (“LIBOR”) by the end of 2021. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

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

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”), and, subsequently, on March 29, 2017, the U.K. government began the formal process of leaving the European Union, which is currently set to occur on March 29, 2019. Because the U.K. Parliament rejected Prime Minister Theresa May’s proposed Brexit deal with the European Union in January 2019, there is increased uncertainty on the final outcome of Brexit. Brexit has created political and economic uncertainty and instability in the global markets (including currency and credit markets) and especially in the United Kingdom and European Union, and this uncertainty and instability may last indefinitely. The implications of the United Kingdom’s pending withdrawal from the European Union are unclear at present. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.

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

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond-buying program will have on the value of our investments. Additionally, since December 2015, the Federal Reserve has continued to raise the Federal Funds Rate and has announced its intention to continue to raise the federal funds rate over time. These developments, along with the U.S. government’s credit and deficit concerns, the European sovereign debt crisis and the economic slowdown in China, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

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

To the extent the we invest in OID instruments, including PIK loans, zero coupon bonds, and debt securities with attached warrants, investors will be exposed to the risks associated with the inclusion of such non-cash income in taxable and accounting income prior to receipt of cash, including the following risks:

•	the interest payments deferred on a PIK loan are subject to the risk that the borrower may default when the deferred payments are due in cash at the maturity of the loan;

•	the interest rates on PIK loans are higher to reflect the time-value of money on deferred interest payments and the higher credit risk of borrowers who may need to defer interest payments;

•	PIK instruments may have unreliable valuations because the accruals require judgments about ultimate collectability of the deferred payments and the value of the associated collateral;

•

an election to defer PIK interest payments by adding them to principal increases our gross assets and, thus, increases future base management fees to the Adviser and, because interest payments will then be payable on a larger principal amount, the PIK election also increases the Adviser’s future income incentive fees at a compounding rate;

•	market prices of OID instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash;

•	the deferral of interest on a PIK loan increases its loan-to-value ratio, which is a measure of the riskiness of a loan;

•	OID creates the risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized;

•

for U.S. federal income tax purposes, we will be required to make distributions of OID income to shareholders without receiving any cash and such distributions have to be paid from offering proceeds or the sale of assets without investors being given any notice of this fact; and

•

the required recognition of OID, including PIK, interest for U.S. federal income tax purposes may have a negative impact on liquidity, because it represents a non-cash component of the our taxable income that must, nevertheless, be distributed in cash to investors to avoid it being subject to corporate level taxation.

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

While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline. In addition, as a BDC, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. At our Annual Stockholders Meeting on June 7, 2018, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 7, 2019 or the date of our 2019 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2019 Annual Meeting of Stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25.0% of FIC’s then outstanding common stock immediately prior to each such sale. We do not intend to issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so. The level of net asset value dilution that could result from such an offering is not limited.

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

Our business will require capital to operate and grow. We may acquire such additional capital from the following sources:

Senior Securities. Currently we, through the Funds, issue debt securities guaranteed by the SBA and have access to funds under a revolving credit facility. In the future, we may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including, but not limited to, the following:

•

Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200.0% after each issuance of senior securities (or 150.0%, if certain requirements are met). If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our debt at a time when such sales and/or repayments may be disadvantageous. Further, we will not be permitted to declare or make any distribution to stockholders or repurchase shares until such time as we satisfy this test.

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

Additional Common Stock. Under the provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. At our Annual Stockholders Meeting on June 7, 2018, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 7, 2019 or the date of our 2019 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2019 Annual Meeting of Stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25.0% of FIC’s then outstanding common stock immediately prior to each such sale. We do not intend to sell or otherwise issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so. The level of net asset value dilution that could result from such an offering is not limited. In any such case, however, the price at which our common stock is to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act and the regulations and staff interpretations thereunder. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

The U.S. Presidential Administration may make substantial changes to financial regulation, as well as fiscal and tax policies that may adversely affect our business.

The Republican Party currently controls the executive branch and the senate portion of the legislative branch of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Wall Street Reform and Consumer protection Act of 2010 (“Dodd-Frank Act”) and the authority of the Federal Reserve and the Financial Stability Oversight Council. For example, in March 2018 the U.S. Senate passed a bill that eased financial regulations and reduced oversight for certain entities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

On May 24, 2018, the U.S. presidential administration signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act, which increased from $50 billion to $250 billion the asset threshold for designation of “systemically important financial institutions” or “SIFIs” subject to enhanced prudential standards set by the Federal Reserve Board, staggering application of this change based on the size and risk of the covered bank holding company. On May 30, 2018, the Federal Reserve Board voted to consider changes to the Volcker

Rule that would loosen compliance requirements for all banks. The effect of this change and any further rules or regulations are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

Uncertainty about U.S. Presidential Administration initiatives could negatively impact our business, financial condition and results of operations.

The current administration has called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Recent tax legislation could have a negative effect on the Company.

On December 22, 2017, tax reform legislation commonly referred to as the Tax Cuts and Jobs Act was signed into law. This legislation makes significant changes to the U.S. federal income tax rules applicable to both individuals and entities, including permanently reducing the U.S. federal corporate income tax rate, reducing the maximum U.S. federal individual income tax rate (effective for taxable years 2018 through 2025), restricting the deductibility of interest expense, and changing the rules regarding the calculation of net operating loss deductions that may be used to offset taxable income. There is uncertainty as to the impact of this legislation on us, the entities in which we invest, or an investment in our securities. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect the Company’s ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to the Company and its investors of such qualification, or could have other adverse consequences. You are urged to consult with your tax advisor with respect to the impact of this legislation and the status of any other regulatory or administrative developments and proposals and their potential effect on your investment in our securities.

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

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. The current U.S. presidential administration, along with the U.S. Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering, malware and computer virus attacks, or system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

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

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected yield on the investment. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements, SBA regulations or the desire to maintain our RIC tax treatment. Our ability to make follow-on investments may also be limited by our investment advisor’s allocation policy.

Portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We will invest primarily in second lien and subordinated debt as well as equity issued by lower middle-market companies. The portfolio companies generally have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such senior debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

As a BDC, we are required to carry our investments at fair value as determined in good faith by our board of directors. Decreases in the fair values of our investments will be recorded as unrealized depreciation. Any unrealized depreciation in our investment portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected investments. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

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

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments (cash equivalents), pending future investments in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being repaid, and we could experience significant delays in reinvesting these amounts. In addition, any future investment of such amounts in a new portfolio company may also be at lower yields than the investment that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

We may not realize gains from our equity investments.

Certain investments that we have made in the past and may make in the future include warrants or other equity or equity-related securities. Typically we make non-control equity investments in portfolio companies. Our goal is to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We often seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

Shares of closed-end investment companies, including BDCs, frequently trade at a discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. In addition, if our common stock trades below net asset value, we will generally not be able to issue additional common stock at the market price without first obtaining the approval of our stockholders and our Independent Directors. On June 7, 2018 our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 7, 2019 or the date of our 2019 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2019 Annual Meeting of Stockholders. Selling or otherwise issuing shares of FIC’s common stock below its then current net asset value per share would result in a dilution of FIC’s existing common stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25.0% of FIC’s then outstanding common stock immediately prior to each such sale. We do not intend to sell or otherwise issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so. The level of net asset value dilution that could result from such an offering is not limited.

Market conditions may increase the risks associated with our business and an investment in us.

The current worldwide financial market situation may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. These conditions raised the level of many of the risks described herein and, if repeated or continued, could have an adverse effect on our portfolio companies and on their results of operations, financial conditions, access to credit and capital. The stress in the credit market and upon banks has led other creditors to tighten credit and the terms of credit. In certain cases, senior lenders to our portfolio companies can block payments by our portfolio companies in respect of our loans to such portfolio companies. In turn, these could have adverse effects on our business, financial condition, results of operations, distributions to our stockholders, access to capital, valuation of our assets and our stock price. Notwithstanding any recent gains across either the equity or debt markets, these conditions may continue for a prolonged period of time or worsen in the future.

If, in the future, we sell common stock at a discount to our net asset value per share, stockholders who do not participate in such sale will experience immediate dilution in an amount that may be material.

On June 7, 2018, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a discount from net asset value per share, as long as the cumulative number of shares sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale, for a period of one year ending on the earlier of June 7, 2019 or the date of our 2019 Annual Meeting of Stockholders. Our stockholders will be asked to vote on a similar proposal at our 2019 Annual Meeting of Stockholders. If we sell or otherwise issue shares of our common stock at a discount to net asset value, it will pose a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuances or sale. In addition, such issuances or sales may adversely affect the price at which our common stock trades. For additional information and hypothetical examples of these risks, see “Sales of Common Stock Below Net Asset Value,” and for actual dilution illustrations specific to an offering, see the prospectus supplement pursuant to which such sale is made.

Our net asset value may have changed significantly since our last valuation.

Our board of directors determines the fair value of our portfolio investments on a quarterly basis based on input from our investment advisor, our audit committee and, as to certain of our investments, a third party independent valuation firm. While the board of directors will review our net asset value per share in connection with any offering, it will not always have the benefit of input from the independent valuation firm when it does so. The fair value of various individual investments in our portfolio and/or the aggregate fair value of our investments may change significantly over time. If the fair value of our investment portfolio at December 31, 2018 is less than the fair value was at the time of an offering during 2018, then we may record an unrealized loss on our investment portfolio and may report a lower net asset value per share than was reflected in the Selected Consolidated Financial Data and the financial statements included in the prospectus supplement of that offering. If the fair value of our investment portfolio at December 31, 2018 is greater than the fair value at the time of an offering during 2018, we may record an unrealized gain on our investment portfolio and may report a greater net asset value per share than so reflected in the prospectus supplement of that offering. Upon publication of this information in connection with our announcement of operating results for our fiscal year ended December 31, 2018, the market price of our common stock may fluctuate materially, and may be substantially less than the price per share you pay for our common stock in an offering.

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

As of February 26, 2019, we had 24,463,119 shares of common stock outstanding. Sales of substantial amounts of our common stock, or the availability of shares for sale, could adversely affect the prevailing market price of our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading on June 21, 2011 on the NASDAQ Global Market under the symbol “FDUS.” Effective January 3, 2012, our common stock was included in the NASDAQ Global Select Market. The last reported price for our common stock on February 26, 2019 was $15.38 per share. As of February 26, 2019, we had 19 stockholders of record.

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

On January 31, 2019, our board of directors declared a regular quarterly dividend of $0.39 per share payable on March 22, 2019 to holders of record as of March 8, 2019.

There were no deemed distributions during the years 2018, 2017 or 2016.

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

The tax character of distributions declared and paid in 2018 is described in Note 12 to our consolidated financial statements.

Stock Performance Graph

This graph compares the stockholder return on our common stock from December 31, 2013 to December 31, 2018 with that of the Russell 2000 Financial Services Index and the Standard & Poor’s 500 Total Return Stock Index. This graph assumes that on December 31, 2013, $100 was invested in our common stock, the Russell 2000 Financial Services Index, and the Standard & Poor’s 500 Total Return Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Recent Sales of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended December 31, 2018.

Issuer Purchases of Equity Securities

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 30, 2018, the Board extended the Stock Repurchase Program through December 31, 2019, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. During the year ended December 31, 2018, we repurchased 44,821 shares of common stock on the open market for $0.6 million. We did not make any repurchases of common stock during the years ended December 31, 2017 and 2016. The following table provides information regarding such repurchases of our common stock (dollars in millions, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Stock Repurchase Program
January 1, 2018 through January 31, 2018	—	$—	—	$5.0
February 1, 2018 through February 28, 2018	—	—	—	5.0
March 1, 2018 through March 31, 2018	44,821	12.94	44,821	4.4
April 1, 2018 through April 30, 2018	—	—	—	4.4
May 1, 2018 through May 31, 2018	—	—	—	4.4
June 1, 2018 through June 30, 2018	—	—	—	4.4
July 1, 2018 through July 31, 2018	—	—	—	4.4
August 1, 2018 through August 31, 2018	—	—	—	4.4
September 1, 2018 through September 30, 2018	—	—	—	4.4
October 1, 2018 through October 31, 2018	—	—	—	4.4
November 1, 2018 through November 30, 2018	—	—	—	4.4
December 1, 2018 through December 31, 2018	—	—	—	4.4

Total	44,821	$12.94	44,821

(1)

Excludes shares purchased on the open market and reissued in order to satisfy the dividend reinvestment plan (“DRIP”) obligation to deliver shares of common stock in lieu of issuing new shares. During the year ended December 31, 2018, we purchased and reissued shares of common stock to satisfy the DRIP obligation as follows:

Period	Number of Shares Purchased and Reissued	Average Price Paid Per Share	Total Amount Paid
March 1, 2018 through March 31, 2018	16,503	$12.97	$0.2
June 1, 2018 through June 30, 2018	16,216	14.48	0.2
September 1, 2018 through September 30, 2018	16,207	14.83	0.3
December 1, 2018 through December 31, 2018	29,152	11.85	0.3

Total	78,078	$13.25	$1.0

Refer to Note 9 to our consolidated financial statements for additional information concerning stock repurchases.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data of FIC and its subsidiaries, including the Funds, as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, is derived from the consolidated financial statements that have been audited by RSM US LLP, an independent registered public accounting firm. This financial data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands, Except Per Share Data)
Statement of operations data:
Total investment income	$76,425	$68,615	$60,229	$54,269	$46,116
Interest and financing expenses	12,956	9,893	10,594	9,428	7,507
Base management fee	11,365	9,788	8,254	7,545	5,899
Incentive fee	12,351	10,968	10,369	6,481	4,857
All other expenses	4,272	4,069	3,986	3,932	4,189

Net investment income before income taxes	35,481	33,897	27,026	26,883	23,664
Income tax provision (benefit)	720	220	425	390	383

Net investment income	34,761	33,677	26,601	26,493	23,281
Net realized gains (losses)	(10,269)	17,904	(13,835)	9,531	(17,029)
Net change in unrealized appreciation (depreciation)	25,718	(5,426)	29,009	(10,086)	13,250
Income tax (provision) benefit from realized gains on investments	(758)	(2,204)	(205)	39	(17)

Net increase in net assets resulting from operations	$49,452	$43,951	$41,570	$25,977	$19,485

Per share data:
Net asset value (at end of period)	$16.47	$16.05	$15.76	$15.17	$15.16
Net investment income	$1.42	$1.43	$1.45	$1.64	$1.62
Net gain (loss) on investments	$0.60	$0.44	$0.82	$(0.04)	$(0.26)
Net increase in net assets resulting from operations	$2.02	$1.87	$2.27	$1.60	$1.36
Dividends	$1.60	$1.60	$1.60	$1.60	$1.72
Other data:
Weighted average annual yield on debt investments (1)	12.6%	13.0%	13.1%	13.3%	13.4%
Number of portfolio companies at year end	63	63	57	53	42
Expense ratios (as percentage of average net assets (2)):
Operating expenses	7.0%	6.6%	7.8%	7.3%	6.7%
Interest expense	3.3%	2.6%	3.7%	3.8%	3.4%

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

(2)	Average net assets is calculated as the average of the net asset balances as of each quarter end during the fiscal year and the prior year end.

	As of December 31,
	2018	2017	2016	2015	2014
	(Dollars in Thousands)
Statement of assets and liabilities data:
Total investments, fair value	$642,982	$596,308	$524,454	$443,269	$396,355
Total assets (3)	693,876	646,263	586,742	480,668	431,020
Borrowings	277,500	242,800	224,000	229,000	183,500
Total net assets	402,985	393,273	353,785	247,362	243,263

(3)

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an asset. We adopted ASU 2015-03 as of January 1, 2016. Prior to adoption, we recorded deferred financing costs as an asset on the consolidated statements of assets and liabilities. Upon adoption of ASU 2015-03, we reclassified these deferred costs to a direct offset of the related debt liability on the consolidated statements of assets and liabilities. In the table above, the new guidance has been applied retrospectively to fiscal years 2015 and 2014 to conform presentation.

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

Revenues: We generate revenue in the form of interest and fee income on debt investments and capital gains and distributions, if any, on equity investments. Our debt investments, whether in the form of second lien, subordinated or first lien loans, typically have terms of five to seven years and bear interest at a fixed rate but may bear interest at a floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity dates, which may include prepayment penalties. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity may reflect the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or PIK interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, or structuring fees and fees for providing managerial assistance. Debt investment origination fees, OID and market discount or premium, if any, are capitalized, and we accrete or amortize such amounts into interest income. We record prepayment premiums on loans as fee income. Interest and dividend income is recorded on the accrual basis to the extent that we expect to collect such amounts. Debt investments or preferred equity securities are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. See “Critical Accounting Policies and Use of Estimates – Revenue Recognition.” Interest is accrued daily based on the outstanding principal amount and the contractual terms of the debt. Dividend income is recorded as dividends are declared or at the point an obligation exists for the portfolio company to make a distribution, and is generally recognized when received. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is a distribution of earnings or a return of capital. Distributions of earnings are included in dividend income while a return of capital is recorded as a reduction in the cost basis of the investment. Estimates are adjusted as necessary after the relevant tax forms are received from the portfolio company.

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

Portfolio Composition, Investment Activity and Yield

During the years ended December 31, 2018 and 2017, we invested $212.3 million and $214.7 million in debt and equity investments, respectively, including 15 and 14 new portfolio companies, respectively. During the years ended December 31, 2018 and 2017, we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $188.3 million and $163.7 million, respectively, including exits of 15 and eight portfolio companies, respectively. The following table summarizes investment purchases and sales and repayments of investments by type for the years ended December 31, 2018 and 2017 (dollars in millions).

	Purchases of Investments				Sales and Repayments of Investments
	2018		2017		2018		2017
Second Lien Debt	$136.5	64.3%	$127.2	59.2%	$103.7	55.0%	$55.6	33.9%
Subordinated Debt	40.2	18.9	61.7	28.8	54.3	28.8	51.3	31.3
First Lien Debt	25.4	12.0	10.9	5.1	1.8	1.0	32.7	20.0
Equity	10.2	4.8	14.0	6.5	26.1	13.9	23.0	14.1
Warrants	—	—	0.9	0.4	2.4	1.3	1.1	0.7
Royalty Rights	—	—	—	—	—	—	—	—

Total	$212.3	100.0%	$214.7	100.0%	$188.3	100.0%	$163.7	100.0%

As of December 31, 2018, the fair value of our investment portfolio totaled $643.0 million and consisted of 60 active portfolio companies and three portfolio companies that have sold their underlying operations. As of December 31, 2018, seven debt investments bore interest at a variable rate, which represented $75.9 million of our portfolio on a fair value basis, and the remainder of our debt portfolio was comprised of fixed rate investments. Overall, the portfolio had net unrealized appreciation of $44.2 million as of December 31, 2018. As of December 31, 2018, our average active portfolio company investment at amortized cost was $10.0 million, which excludes investments in the three portfolio companies that have sold their underlying operations.

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

The weighted average yield on debt investments as of December 31, 2018 and 2017 was 12.6% and 13.0%, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of December 31, 2018 and 2017, including the accretion of OID and loan origination fees, but excluding investments on non-accrual status, if any. The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments (dollars in millions):

	Fair Value				Cost
	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
Second Lien Debt	$366.5	57.0%	$341.3	57.3%	$380.0	63.5%	$357.6	62.0%
Subordinated Debt	104.3	16.2	126.5	21.2	105.9	17.7	126.5	21.9
First Lien Debt	51.8	8.1	28.8	4.8	52.2	8.7	31.9	5.5
Equity	106.7	16.6	84.6	14.2	53.5	8.9	53.9	9.3
Warrants	13.7	2.1	15.1	2.5	7.0	1.2	7.7	1.3
Royalty Rights	—	—	—	—	0.2	—	0.2	—

Total	$643.0	100.0%	$596.3	100.0%	$598.8	100.0%	$577.8	100.0%

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
Midwest	$161.1	25.1%	$168.0	28.2%	$152.6	25.5%	$161.8	28.1%
Southeast	176.8	27.5	130.2	21.8	155.3	25.9	130.7	22.6
Northeast	89.7	13.9	107.8	18.1	84.2	14.1	105.3	18.2
West	62.8	9.8	63.4	10.6	54.5	9.1	54.0	9.3
Southwest	152.6	23.7	126.9	21.3	152.2	25.4	126.0	21.8

Total	$643.0	100.0%	$596.3	100.0%	$598.8	100.0%	$577.8	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Specialty Distribution	13.4%	6.2%	14.1%	6.2%
Business Services	9.7	6.5	10.3	7.3
Information Technology Services	8.5	10.7	8.5	11.0
Component Manufacturing	7.9	6.6	8.9	7.0
Healthcare Services	7.8	10.8	7.7	9.9
Oil & Gas Services	6.4	4.7	1.7	2.7
Aerospace & Defense Manufacturing	5.8	4.4	6.0	4.3
Transportation Services	5.2	7.1	5.4	7.3
Healthcare Products	4.8	7.3	3.2	7.1
Vending Equipment Manufacturing	4.6	5.7	5.2	5.9
Industrial Cleaning & Coatings	4.1	4.3	4.7	4.6
Promotional Products	4.1	3.0	4.2	2.9
Building Products Manufacturing	3.8	5.1	5.1	5.4
Retail	2.4	2.8	2.7	2.9
Utility Equipment Manufacturing	2.4	2.6	2.5	2.8
Consumer Products	2.3	3.3	2.6	2.7
Packaging	2.2	0.1	2.4	0.1
Environmental Industries	1.9	—	2.0	—
Utilities: Services	1.7	1.6	1.7	1.7
Oil & Gas Distribution	1.0	1.0	1.0	1.0
Capital Equipment Manufacturing	0.0	3.4	0.0	3.4
Restaurants	0.0	0.4	0.1	1.7
Specialty Chemicals	0.0	0.2	0.0	0.2
Apparel Distribution	—	0.9	—	1.0
Electronic Components Supplier	—	0.6	—	0.2
Laundry Services	—	0.7	—	0.7
Safety Products Manufacturing	—	0.0	—	0.0

Total	100.0%	100.0%	100.0%	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of December 31, 2018 and 2017 (dollars in millions):

	Fair Value				Cost
Investment Rating	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
1	$123.8	19.2%	$125.7	21.1%	$63.7	10.7%	$83.2	14.4%
2	403.1	62.7	398.4	66.8	396.2	66.2	393.6	68.1
3	94.3	14.7	51.8	8.7	101.4	16.9	60.7	10.5
4	21.3	3.3	18.3	3.1	33.2	5.5	28.3	4.9
5	0.5	0.1	2.1	0.3	4.3	0.7	12.0	2.1

Total	$643.0	100.0%	$596.3	100.0%	$598.8	100.0%	$577.8	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of December 31, 2018 and 2017 was 2.0 and 1.9, respectively, on a fair value basis and 2.2 and 2.1, respectively, on a cost basis.

Non-Accrual

As of December 31, 2018 and December 31, 2017, we had debt investments in two portfolio companies on non-accrual status, respectively (dollars in millions):

	December 31, 2018				December 31, 2017
Portfolio Company	Fair Value		Cost		Fair Value		Cost
K2 Industrial Services, Inc.	$13.2		$14.3		$—	(2)	$—	(2)
Restaurant Finance Co, LLC	—	(1)	—	(1)	2.1		9.3
Six Month Smiles Holdings, Inc.	—	(1)	—	(1)	5.0		9.4
US GreenFiber, LLC	7.6		15.3		—	(2)	—	(2)

Total	$20.8		$29.6		$7.1		$18.7

(1)	Portfolio company was no longer held at period end.
(2)	Portfolio company debt investments were not on non-accrual status at period end.

Discussion and Analysis of Results of Operations

Comparison of fiscal years ended December 31, 2018, 2017, and 2016

Investment Income

Below is a summary of the changes in total investment income for the years ended December 31, 2018, 2017, and 2016, as well as a comparison of those periods year-over-year (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Years Ended December 31,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$ Change	% Change (1)	$ Change	% Change (1)
Interest income	$60.9	$55.1	$47.5	$5.8	10.5%	$7.6	15.9%
Payment-in-kind interest income	6.6	7.0	5.2	(0.4)	(6.6%)	1.8	34.9%
Dividend income	4.0	1.9	3.7	2.1	115.4%	(1.8)	(49.1%)
Fee income	4.8	4.5	3.7	0.3	7.8%	0.8	20.9%
Interest on idle funds and other income	0.1	0.1	0.1	—	NM	—	NM

Total investment income	$76.4	$68.6	$60.2	$7.8	11.4%	$8.4	13.9%

(1)	NM = Not meaningful

For the year ended December 31, 2018, total investment income was $76.4 million, an increase of $7.8 million or 11.4%, from the $68.6 million of total investment income for the year ended December 31, 2017. As reflected in the table above, the increase is primarily attributable to the following:

•

$5.3 million increase in total interest income (including payment-in-kind interest income) resulting from higher average debt investment balances outstanding, partially offset by a decrease in weighted average debt yield, during 2018 as compared to 2017.

•	$2.1 million increase in dividend income, during 2018 as compared to 2017, due to increased levels of distributions received from equity investments.

•	$0.3 million increase in fee income resulting from an increase in prepayment fee income, and partially offset by a decrease in debt amendment fee income, during 2018 as compared to 2017.

For the year ended December 31, 2017, total investment income was $68.6 million, an increase of $8.4 million or 13.9%, from the $60.2 million of total investment income for the year ended December 31, 2016. As reflected in the table above, the increase is primarily attributable to the following:

•

$9.4 million increase in total interest income resulting from higher average debt investment balances outstanding, partially offset by a small decrease in weighted average debt yield and two additional portfolio companies on non-accrual status, during 2017 as compared to 2016.

•

$0.8 million increase in fee income resulting from an increase in structuring fees due to a comparative increase in new investments and an increase in debt amendment fee income, during 2017 as compared to 2016.

•

$(1.8) million decrease in dividend income, during 2017 as compared to 2016, due to decreased levels of distributions received from equity investments and certain prior year dividend tax character true-ups recognized in 2017 upon receipt of the relevant tax forms from the underlying portfolio companies.

Expenses

Below is a summary of the changes in total expenses, including income tax provision, for the years ended December 31, 2018, 2017, and 2016, as well as a comparison of those periods year-over-year (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Years Ended December 31,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$ Change	% Change (1)	$ Change	% Change (1)
Interest and financing expenses	$13.0	$9.9	$10.6	$3.1	31.0%	$(0.7)	(6.6%)
Base management fee	11.4	9.8	8.3	1.6	16.1%	1.5	18.6%
Incentive fee — income	9.4	8.9	7.4	0.5	5.6%	1.5	20.9%
Incentive fee — capital gains	2.9	2.1	3.0	0.8	43.0%	(0.9)	(31.4%)
Administrative service expenses	1.5	1.4	1.4	0.1	2.4%	—	NM
Professional fees	1.3	1.4	1.3	(0.1)	(6.3%)	0.1	7.2%
Other general and administrative expenses	1.4	1.2	1.2	0.2	21.4%	—	NM

Total expenses, before income tax provision	40.9	34.7	33.2	6.2	17.9%	1.5	4.6%
Income tax provision	0.7	0.2	0.4	0.5	227.3%	(0.2)	(48.2%)

Total expenses, including income tax provision	$41.6	$34.9	$33.6	$6.7	19.3%	$1.3	3.9%

(1)	NM = Not meaningful

For the year ended December 31, 2018, total expenses, including income tax provision, were $41.6 million, an increase of $6.7 million or 19.3%, from the $34.9 million of total expenses, including income tax provision, for the year ended December 31, 2017. As reflected in the table above, the increase is primarily attributable to the following:

•

$3.1 million increase in interest and financing expenses due to an increase in average borrowings outstanding and an increase in weighted average interest rate on borrowings during 2018 as compared to 2017.

•	$1.6 million increase in base management fee due to higher average total assets during 2018 as compared to 2017.

•

$0.8 million increase in the capital gains incentive fee due to a $4.4 million increase in net gain on investments (net realized gains (losses) plus net change in unrealized appreciation (depreciation) on investments) during 2018, as compared to the same period in 2017.

•	$0.5 million increase in the income incentive fee due to a $2.5 million increase in pre-incentive fee net investment income during 2018, as compared to the same period in 2017.

•	$0.2 million increase in other general and administrative expenses during 2018 resulting from the write-off of deferred equity offering costs related to our previous Form N-2 registration statement.

For the year ended December 31, 2017, total expenses, including income tax provision, were $34.9 million, an increase of $1.3 million or 3.9%, from the $33.6 million of total expenses, including income tax provision, for the year ended December 31, 2016. As reflected in the table above, the increase is primarily attributable to the following:

•	$1.5 million increase in base management fee due to higher average total assets during 2017 as compared to 2016.

•	$1.5 million increase in the income incentive fee due to a $7.7 million increase in pre-incentive fee net investment income during 2017, as compared to the same period in 2016.

•

$(0.7) million decrease in interest and financing expenses due to a decrease in average borrowings outstanding and a decrease in weighted average interest rate on borrowings during 2017 as compared to 2016.

•

$(0.9) million decrease in the capital gains incentive fee due to a $(4.7) million decrease in net gain on investments (net realized gains (losses) plus net change in unrealized appreciation (depreciation) on investments) during 2017, as compared to the same period in 2016.

Net Investment Income

Net investment income was $34.8 million, $33.7 million, and $26.6 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Net investment income increased by $1.1 million, or 3.2%, during fiscal 2018 as compared to fiscal 2017, as a result of the $7.8 million increase in total investment income compared to only a $6.7 million increase in total expenses, including income tax provision.

Net investment income increased by $7.1 million, or 26.6%, during fiscal 2017 as compared to fiscal 2016, as a result of the $8.4 million increase in total investment income compared to only a $1.3 million increase in total expenses, including income tax provision.

Net Gain (Loss) on Investments

For the year ended December 31, 2018, the total net realized loss on investments, before income tax provision on realized gains, was $(10.3) million. Income tax (provision) benefit from realized gains on investments was $(0.8) million for the year ended December 31, 2018. Significant realized gains (losses) for the year ended December 31, 2018 are summarized below (dollars in millions):

Portfolio Company	Realization Event	Net Realized Gains (Losses)
World Wide Packaging, LLC	Exit of portfolio company	$7.0
Apex Microtechnology, Inc.	Exit of portfolio company	6.7
FAR Research Inc.	Sale of portfolio company	3.3
Caldwell & Gregory, LLC	Exit of portfolio company	1.0
Thermoforming Technology Group LLC (dba Brown Machine Group)	Sale of portfolio company	0.7
Malabar International	Escrow distribution	0.3
Worldwide Express Operations, LLC	Distributions tax character true-up	0.2
Ice House America, LLC	Exit of portfolio company	0.1
Other		0.1
IOS Acquisitions, Inc.	Exit of portfolio company	(0.1)
Inflexxion, Inc.	Exit of portfolio company	(6.5)
Restaurant Finance Co, LLC	Exit of portfolio company	(6.8)
Cavallo Bus Lines Holdings, LLC	Exit of portfolio company	(7.4)
Six Month Smiles Holdings, Inc.	Exit of portfolio company	(8.9)

Net realized gain (loss) on investments		(10.3)
Income tax provision from realized gains on investments		(0.8)

Net realized gain (loss), net of income tax provision, on investments		$(11.1)

For the year ended December 31, 2017, the total net realized gain on investments, before income tax provision on realized gains, was $17.9 million. Income tax (provision) benefit from realized gains on investments was $(2.2) million for the year ended December 31, 2017. Significant realized gains (losses) for the year ended December 31, 2017 are summarized below (dollars in millions):

Portfolio Company	Realization Event	Net Realized Gains (Losses)
Malabar International	Exit of portfolio company	$6.8
Worldwide Express Operations, LLC	Sale of portfolio company	6.4
Lightning Diversion Systems, LLC	Exit of portfolio company	4.1
EBL, LLC (EbLens)	Sale of portfolio company	2.2
Brook & Whittle Limited	Exit of portfolio company	1.0
Anatrace Products, LLC	Sale of portfolio company	0.9
Other		0.1
Carlson Systems Holdings, Inc.	Escrow distribution	0.1
FTH Acquisition Corp. VII	Exit of portfolio company	(1.3)
FDS Avionics Corp. (dba Flight Display Systems)	Restructuring	(2.4)

Net realized gain (loss) on investments		17.9
Income tax provision from realized gains on investments		(2.2)

Net realized gain (loss), net of income tax provision, on investments		$15.7

For the year ended December 31, 2016, the total net realized loss on investments, before income tax provision on realized gains, was $(13.8) million. Income tax (provision) benefit from realized gains on investments was $(0.2) million for the year ended December 31, 2016. Significant realized gains (losses) for the year ended December 31, 2016 are summarized below (dollars in millions):

Portfolio Company	Realization Event	Net Realized Gains (Losses)
Carlson Systems Holdings, Inc.	Distribution related to sale of operations	$4.1
Lightning Diversion Systems, LLC	Distribution	1.1
Premium Franchise Brands, LLC	Exit of portfolio company	1.1
National Truck Protection Co., Inc.	Exit of portfolio company	1.0
Safety Products Group, LLC	Distribution related to sale of operations	0.5
Westminster Cracker Company, Inc.	Distribution related to sale of operations	0.2
Connect-Air International, Inc.	Escrow distribution	0.2
Other		0.1
Continental Anesthesia Management, LLC	Exit of portfolio company	(0.3)
Channel Technologies Group, LLC	Exit of portfolio company	(0.9)
Pinnergy, Ltd.	Restructuring	(8.9)
Paramount Building Solutions, LLC	Exit of portfolio company	(12.0)

Net realized gain (loss) on investments		(13.8)
Income tax provision from realized gains on investments		(0.2)

Net realized gain (loss), net of income tax provision, on investments		$(14.0)

During the years ended December 31, 2018, 2017 and 2016, we recorded a net change in unrealized appreciation (depreciation) on investments attributable to the following (dollars in millions):

	Years Ended December 31,
Unrealized Appreciation (Depreciation)	2018	2017	2016
Exit, sale or restructuring of investments	$11.2	$(14.4)	$21.5
Fair value adjustments to debt investments	(18.0)	(14.1)	(10.3)
Fair value adjustments to equity investments	32.5	23.1	17.8

Net change in unrealized appreciation (depreciation)	$25.7	$(5.4)	$29.0

Net Increase in Net Assets Resulting From Operations

Net increase in net assets resulting from operations was $49.5 million, $44.0 million, and $41.6 million for the years ended December 31, 2018, 2017, and 2016, respectively, as a result of the events described above.

Liquidity and Capital Resources

As of December 31, 2018, we had $42.0 million in cash and cash equivalents and our net assets totaled $403.0 million. We believe that our current cash and cash equivalents on hand, our Credit Facility and our anticipated cash flows from operations will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of securities (including the “at-the-market” program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. During the year ended December 31, 2018, we repaid $67.3 million of SBA debentures which would have matured during the period March 1, 2019 through March 1, 2022. Our remaining outstanding SBA debentures continue to mature in 2021 and subsequent years through 2028, which will require repayment on or before the respective maturity dates.

Cash Flows

For the year ended December 31, 2018, we experienced a net increase in cash and cash equivalents in the amount of $0.4 million. During that period, we used $8.1 million of cash for operating activities, which included the funding of $212.3 million of investments, which were partially offset by proceeds received from sales and repayments of investments of $188.3 million. During the same period, we received proceeds from the issuances of SBA debentures of $27.0 million, net proceeds of $25.0 million from borrowings under our Credit Facility and proceeds from the issuance of our Public Notes of $50.0 million; which were partially offset by repayments of SBA debentures of $67.3 million, cash dividends paid to stockholders of $39.2 million, the payment of deferred financing costs related to our debt financings of $2.7 million and repurchases of common stock under the Stock Repurchase Program (as defined below) of $0.6 million.

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

SBA debentures

The Funds are licensed SBICs, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $175.0 million, whichever is less. For three or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of December 31, 2018, Fund I and Fund II had $41.0 million and $150.0 million of outstanding SBA debentures, respectively. Fund I has commenced a wind-down plan and can no longer issue additional SBA debentures. Subject to SBA regulatory requirements and approval of an additional SBIC licensed fund, we may access up to $159.0 million of additional SBA debentures under the SBIC debenture program.

Credit Facility

In June 2014, we entered into the Credit Facility to provide additional funding for our investment and operational activities. On December 29, 2017, we entered into an amendment to the Credit Facility to, among other things, extend the maturity date from June 16, 2018 to June 16, 2019. On June 5, 2018, we entered into an incremental commitment agreement, whereby the amount available for borrowing under the Credit Facility was increased from $50.0 million to $75.0 million. On October 19, 2018, we entered into an incremental commitment agreement, whereby the amount available for borrowing under the Credit Facility was increased from $75.0 million to $90.0 million, with allowance for future increases in the commitments up to $100.0 million. The Credit Facility is secured by substantially all of our assets, excluding the assets of the Funds.

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

We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of December 31, 2018, we were in compliance with all covenants of the Credit Facility and there were $36.5 million of borrowings outstanding under the Credit Facility.

Public Notes

On February 2, 2018, we closed the public offering of approximately $43.5 million in aggregate principal amount of our 5.875% notes due 2023, or the “Public Notes.” On February 22, 2018, the underwriters exercised their overallotment option to purchase an additional $6.5 million in aggregate principal of the Public Notes. The total net proceeds to us from the Public Notes, including the exercise of the underwriters’ overallotment option, after deducting underwriting discounts of approximately $1.5 million and estimated offering expenses of $0.4 million, were approximately $48.1 million.

The Public Notes will mature on February 1, 2023 and bear interest at a rate of 5.875%. The Public Notes are unsecured obligations and rank pari passu with our future unsecured indebtedness; effectively subordinated to all of our existing and future secured indebtedness; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities we may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. The Public Notes may be redeemed in whole or in part at any time or from time to time at our option on or after February 1, 2020. Interest on the Public Notes is payable quarterly on February 1, May 1, August 1 and November 1 of each year. The Public Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSL.” As of December 31, 2018, the outstanding principal balance of the Public Notes was $50.0 million.

As of December 31, 2018, the weighted average stated interest rates for our SBA debentures, the Public Notes and the Credit Facility were 3.344%, 5.875% and 6.000%, respectively. As of December 31, 2018, we had $53.5 million of unutilized commitment under our Credit Facility, and we were subject to a 0.500% fee on such amount. As of December 31, 2018, the weighted average stated interest rate on total debt outstanding was 4.149%.

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

Stock repurchase plan

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 30, 2018, the Board extended the Stock Repurchase Program through December 31, 2019, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. During the year ended December 31, 2018, we repurchased 44,821 shares of common stock on the open market for $0.6 million. We did not make any repurchases of common stock during the years ended December 31, 2017 and 2016. Refer to Note 8 to our consolidated financial statements for additional information concerning stock repurchases.

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

•

our board of directors engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result it is not in our stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where we determine that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. Our board of directors consulted with the independent valuation firm(s) in arriving at our determination of fair value for 16 and 18 of our portfolio company investments representing 36.0% and 32.0% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended December 31, 2018 and 2017, respectively) as of December 31, 2018 and 2017, respectively;

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

PIK income. Certain of our investments contain a PIK income provision. The PIK income, computed at the contractual rate specified in the applicable investment agreement, is added to the principal balance of the investment, rather than being paid in cash, and recorded as interest or dividend income, as applicable, on the consolidated statements of operations. Generally, PIK can be paid-in-kind or all in cash. We stop accruing PIK income when there is reasonable doubt that PIK income will be collected. PIK income is included in our taxable income and, therefore, affects the amount we are required to pay to our stockholders in the form of dividends in order to maintain our tax treatment as a RIC and to avoid paying corporate-level U.S. federal income tax, even though we have not yet collected the cash.

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

In August 2018, the SEC issued Final Rule Release No. 33-10532, Disclosure Update and Simplification, which amends certain SEC disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, U.S. GAAP requirements, or changes in the information environment. As it pertains to us, the amendments include certain presentation changes to the net assets section of the consolidated statements of assets and liabilities, and the consolidated statements of changes in net assets (among other changes). The amendments are effective for all filings submitted on or after November 5, 2018. We adopted the amendments effective November 5, 2018. The amendments do not have a material effect on our consolidated financial position or disclosures.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. We had off-balance sheet arrangements consisting of outstanding commitments to fund various undrawn revolving loans and other credit facilities totaling $10.9 million and $8.4 million as of December 31, 2018 and 2017, respectively. Such outstanding commitments are summarized in the following table (dollars in millions):

	December 31, 2018				December 31, 2017
Portfolio Company — Investment	Total Commitment		Unfunded Commitment		Total Commitment	Unfunded Commitment
American AllWaste LLC (dba WasteWater Transport Services) — Delayed Draw Commitment — Term Loan-B	$3.0		$2.3		$—	$—
B&B Roadway and Security Solutions, LLC — Common Equity (Units)	0.1		0.1		—	—
FDS Avionics Corp. (dba Flight Display Systems) — Revolving Loan	0.2		0.1		—	—
Mesa Line Services, LLC — Delayed Draw Term Loan Commitment	4.0		3.1		4.0	4.0
Oaktree Medical Centre, P.C. (dba Pain Management Associates) — Senior Secured Revolving Loan	—		—		2.5	—
Rhino Assembly Company, LLC — Delayed Draw Commitment	0.9		0.9		1.5	1.5
Safety Products Group, LLC — Common Equity (Units)	2.9	(1)	2.9	(1)	2.9	2.9
UBEO, LLC — Delayed Draw Term Loan Commitment	1.5		1.5		—	—

Total	$12.6		$10.9		$10.9	$8.4

(1)

Portfolio company was no longer held at period end. The commitment represents our maximum potential liability related to certain guaranteed obligations stemming from the prior sale of the portfolio company’s underlying operations.

Additional detail for each of the commitments above is provided in our consolidated schedules of investments.

Contractual Obligations

As of December 31, 2018, our future fixed commitments (1) for cash payments are as follows:

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(Dollars in millions)
SBA debentures	$191.0	$—	$2.0	$33.5	$155.5
Credit Facility borrowings	36.5	36.5	—	—	—
Public Notes	50.0	—	—	50.0	—

Total	$277.5	$36.5	$2.0	$83.5	$155.5

(1)

Fixed commitments in the table above include the principal balance of the obligations as of December 31, 2018. While these obligations are outstanding, we will also incur related interest expense. The amount of interest expense that we ultimately incur will depend on the timing of repayments (which may occur on or before the stated maturity dates), and, as it relates to our Credit Facility, changes in the underlying variable reference interest rates. As of December 31, 2018, the weighted average stated interest rates for our SBA debentures, the Public Notes and the Credit Facility were 3.344%, 5.875% and 6.000%, respectively. As of December 31, 2018, we had $53.5 million of unutilized commitment under our Credit Facility, and we were subject to a 0.500% fee on such amount.

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

In connection with the IPO and our election to be regulated as a BDC, we applied for and received exemptive relief from the SEC on March 27, 2012 to allow us to take certain actions that would otherwise be prohibited by the 1940 Act, as applicable to BDCs. The relief permits FIC and Fund I, each of which has elected to be treated as a BDC, to operate effectively as one company, specifically allowing them to: (1) engage in certain transactions with each other; (2) invest in securities in which the other is or proposes to be an investor; (3) file consolidated reports with the SEC; and (4) be subject to modified consolidated asset coverage requirements for senior securities issued by a BDC and its SBIC subsidiary. Fund II has not elected to be treated as a BDC and is not party to this exemptive relief. The fourth exemption described above allows us to exclude any indebtedness guaranteed by the SBA and issued by Fund I from the asset coverage requirements applicable to us. Effective June 30, 2014, pursuant to separate exemptive relief from the SEC, any SBA debentures issued by Fund II are not considered senior securities for purposes of the asset coverage requirements.

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

In addition, we, Fund I and our investment advisor have each adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act that governs the conduct of our and our investment advisor’s officers, directors and employees. Additionally, our investment advisor has adopted a code of ethics pursuant to rule 204A-1 under the Advisers Act and in accordance with Rule 17j-1(c) under the 1940 Act. We, and Fund I, have also adopted a code of business conduct that is applicable to all officers, directors and employees of Fidus and our investment advisor. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Recent Developments

On January 3, 2019, we invested $17.0 million in subordinated debt, common equity and preferred equity, and made a commitment for up to $11.0 million of additional subordinated debt, of BCM One Group Holdings, Inc., a provider of managed technology solutions and services.

On January 3, 2019, we exited our debt investments in Gurobi Optimization, LLC. We received payment in full of $20.4 million on our subordinated debt, which includes a prepayment penalty.

On January 28, 2019, we exited our existing debt and equity investments in K2 Industrial Services, Inc. We received payment in full on our Tranche A and A-1 notes, including prepayment penalties, and recognized a loss of approximately $1.3 million on our equity investment. We converted our remaining Tranche B note into a new debt security of K2 Merger Agreement Agent, LLC (the residual escrow entity).

On January 28, 2019, we invested $18.4 million in subordinated debt and common equity of BCC Group Holdings, Inc., a leading provider of software and data solutions designed to enhance direct mail processing.

On January 31, 2019, the board of directors declared a regular quarterly dividend of $0.39 per share payable on March 22, 2019 to stockholders of record as of March 8, 2019.

On February 1, 2019, we exited our debt investment in Fiber Materials, Inc. We received payment in full of $4.0 million on our second lien debt.

On February 1, 2019, we exited our debt investment in Tile Redi, LLC. We received payment in full of $10.2 million on our first lien debt.

On February 7, 2019, we invested $10.5 million in first lien debt and common equity of Diversified Search LLC, a leading multi-practice retained executive search firm.

On February 8, 2019, we closed the public offering of approximately $60.0 million in aggregate principal amount of our 6.000% notes due 2024, or the “2024 Notes.” On February 19, 2019, the underwriters exercised their option to purchase an additional $9.0 million in aggregate principal of the 2024 Notes. The total net proceeds to us from the 2024 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of approximately $2.1 million and estimated offering expenses of $0.4 million, were approximately $66.5 million.

The 2024 Notes will mature on February 15, 2024 and bear interest at a rate of 6.000%. The 2024 Notes are unsecured obligations and rank pari passu with our future unsecured indebtedness, including our outstanding Public Notes; effectively subordinated to all of our existing and future secured indebtedness; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities we may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. The 2024 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after February 15, 2021. Interest on the 2024 Notes is payable quarterly on February 15, May 15, August 15 and November 15 of each year, beginning May 15, 2019. The 2024 Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSZ.” We may from time to time repurchase the 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of February 26, 2019, the outstanding principal balance of the 2024 Notes was approximately $69.0 million.

The indenture governing the 2024 Notes, or the “Indenture,” contains certain covenants, including covenants (i) requiring our compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time, whether or not we continue to be subject to such provisions of the 1940 Act; (ii) requiring our compliance, under certain circumstances, with a modified version of the requirements set forth in Section 18(a)(1)(B) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time, whether or not we continue to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of our capital stock (except to the extent necessary for us to maintain its treatment as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if our asset coverage, as defined in the 1940 Act, were below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring us to provide financial information to the holders of the 2024 Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture.

On February 28, 2019, we repaid $19.8 million of SBA debentures with a weighted average interest rate of 3.1% which would have matured on dates ranging from September 1, 2021 to March 1, 2025.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. As of December 31, 2018 and 2017, seven and three debt investments, respectively, bore interest at a variable rate, which represented $75.9 million and $26.1 million of our portfolio on a fair value basis, respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Our pooled SBA debentures and our Public Notes bear interest at fixed rates. Our Credit Facility bears interest, subject to our election, on a per annum basis equal to (i) the alternate base rate plus 2.5% or (ii) the applicable LIBOR, which varies depending on the period of the borrowing under the Credit Facility, plus 3.5%. The alternate base rate is equal to the greater of (i) prime rate, (ii) the federal funds rate plus 0.5% or (iii) the three-month LIBOR plus 1.0%.

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

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of December 31, 2018 (dollars in millions):

Basis Point Increase (Decrease)	Interest Income Increase (Decrease) (1)	Interest Expense Increase (Decrease)	Net Increase (Decrease)	Net Investment Income (2)
(200)	$(1.0)	$(0.7)	$(0.3)	$(0.2)
(150)	(0.8)	(0.6)	(0.2)	(0.2)
(100)	(0.6)	(0.4)	(0.2)	(0.2)
(50)	(0.4)	(0.2)	(0.2)	(0.2)
50	0.4	0.2	0.2	0.2
100	0.8	0.4	0.4	0.3
150	1.2	0.5	0.7	0.6
200	1.5	0.7	0.8	0.6
250	1.9	0.9	1.0	0.8
300	2.3	1.1	1.2	1.0

(1)	Certain of our variable rate debt investments have a LIBOR interest rate floor, which lessens the impact of decreases in interest rates.
(2)	Includes the impact of income incentive fee at 20.0% on net increase (decrease) in net interest.

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Fidus Investment Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Fidus Investment Corporation and Subsidiaries (collectively, the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of Fidus Investment Corporation and Subsidiaries as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 28, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2018 and 2017, by correspondence with custodians, portfolio companies or agents or by other appropriate procedures where replies from custodians, portfolio companies or agents were not received. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2007.

Chicago, Illinois

February 28, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Fidus Investment Corporation and Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited Fidus Investment Corporation and Subsidiaries’ (collectively, the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2018 and the related notes to the financial statements of the Company and our report dated February 28, 2019 expressed an unqualified opinion.

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

/s/ RSM US LLP

Chicago, Illinois

February 28, 2019

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	December 31, 2018	December 31, 2017
ASSETS
Investments, at fair value
Control investments (cost: $22,697 and $6,294, respectively)	$18,820	$4,723
Affiliate investments (cost: $70,924 and $91,361, respectively)	123,051	123,011
Non-control/non-affiliate investments (cost: $505,129 and $480,139, respectively)	501,111	468,574

Total investments, at fair value (cost: $598,750 and $577,794, respectively)	642,982	596,308
Cash and cash equivalents	42,015	41,572
Interest receivable	7,528	7,411
Prepaid expenses and other assets	1,351	972

Total assets	$693,876	$646,263

LIABILITIES
SBA debentures, net of deferred financing costs (Note 6)	$186,734	$226,660
Public Notes, net of deferred financing costs (Note 6)	48,411	—
Borrowings under Credit Facility, net of deferred financing costs (Note 6)	36,358	11,175
Accrued interest and fees payable	2,812	2,712
Management and incentive fees payable – due to affiliate	15,127	11,217
Administration fee payable and other – due to affiliate	474	562
Taxes payable	803	500
Accounts payable and other liabilities	172	164

Total liabilities	290,891	252,990

Commitments and contingencies (Note 7)

NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 24,463,119 and 24,507,940 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively)	24	24
Additional paid-in capital	366,278	370,796
Total distributable earnings	36,683	22,453

Total net assets	402,985	393,273

Total liabilities and net assets	$693,876	$646,263

Net asset value per common share	$16.47	$16.05

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations

(in thousands, except shares and per share data)

	Years Ended December 31,
	2018	2017	2016
Investment Income:
Interest income
Control investments	$246	$56	$—
Affiliate investments	6,868	9,173	10,038
Non-control/non-affiliate investments	53,769	45,871	37,491

Total interest income	60,883	55,100	47,529
Payment-in-kind interest income
Control investments	661	152	—
Affiliate investments	698	1,834	974
Non-control/non-affiliate investments	5,216	5,053	4,244

Total payment-in-kind interest income	6,575	7,039	5,218
Dividend income
Control investments	—	—	—
Affiliate investments	3,454	898	1,767
Non-control/non-affiliate investments	556	964	1,890

Total dividend income	4,010	1,862	3,657
Fee income
Control investments	—	—	—
Affiliate investments	80	378	339
Non-control/non-affiliate investments	4,729	4,085	3,354

Total fee income	4,809	4,463	3,693
Interest on idle funds and other income	148	151	132

Total investment income	76,425	68,615	60,229

Expenses:
Interest and financing expenses	12,956	9,893	10,594
Base management fee	11,365	9,788	8,254
Incentive fee	12,351	10,968	10,369
Administrative service expenses	1,462	1,428	1,422
Professional fees	1,343	1,433	1,337
Other general and administrative expenses	1,467	1,208	1,227

Total expenses	40,944	34,718	33,203

Net investment income before income taxes	35,481	33,897	27,026
Income tax provision (benefit)	720	220	425

Net investment income	34,761	33,677	26,601

Net realized and unrealized gains (losses) on investments:
Net realized gains (losses):
Control investments	—	—	(12,041)
Affiliate investments	10,786	4,460	713
Non-control/non-affiliate investments	(21,055)	13,444	(2,507)
Net change in unrealized appreciation (depreciation):
Control investments	(2,306)	(1,571)	11,423
Affiliate investments	20,477	13,632	12,105
Non-control/non-affiliate investments	7,547	(17,487)	5,481
Income tax (provision) benefit from realized gains on investments	(758)	(2,204)	(205)

Net gain (loss) on investments	14,691	10,274	14,969

Net increase in net assets resulting from operations	$49,452	$43,951	$41,570

Per common share data:
Net investment income per share-basic and diluted	$1.42	$1.43	$1.45

Net increase in net assets resulting from operations per share-basic and diluted	$2.02	$1.87	$2.27

Dividends declared per share	$1.60	$1.60	$1.60

Weighted average number of shares outstanding-basic and diluted	24,471,730	23,527,188	18,283,715

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets

(in thousands, except shares)

	Common Stock		Additional paid-in capital	Total distributable earnings	Total net assets
	Number of shares	Par value
Balances at December 31, 2015	16,300,732	$16	$246,308	$1,038	$247,362
Public offerings of common stock, net of expenses (Note 8)	6,095,000	6	94,706	—	94,712
Shares issued under dividend reinvestment plan	50,344	—	788	—	788
Net investment income	—	—	—	26,601	26,601
Net realized gain (loss) on investments, net of taxes	—	—	—	(15,678)	(15,678)
Net unrealized appreciation (depreciation) on investments	—	—	—	30,647	30,647
Dividends declared	—	—	—	(30,647)	(30,647)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(1,633)	1,633	—

Balances at December 31, 2016	22,446,076	$22	$340,169	$13,594	$353,785
Public offerings of common stock, net of expenses (Note 8)	2,012,500	2	32,328	—	32,330
Shares issued under dividend reinvestment plan	49,364	—	799	—	799
Net investment income	—	—	—	33,677	33,677
Net realized gain (loss) on investments, net of taxes	—	—	—	15,200	15,200
Net unrealized appreciation (depreciation) on investments	—	—	—	(4,926)	(4,926)
Dividends declared	—	—	—	(37,592)	(37,592)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(2,500)	2,500	—

Balances at December 31, 2017	24,507,940	$24	$370,796	$22,453	$393,273
Repurchases of common stock under Stock Repurchase Program (Note 8)	(44,821)	—	(582)	—	(582)
Net investment income	—	—	—	34,761	34,761
Net realized gain (loss) on investments, net of taxes	—	—	—	(11,027)	(11,027)
Net unrealized appreciation (depreciation) on investments	—	—	—	25,718	25,718
Dividends declared	—	—	—	(39,158)	(39,158)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(3,936)	3,936	—

Balances at December 31, 2018	24,463,119	$24	$366,278	$36,683	$402,985

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$49,452	$43,951	$41,570
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used for) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(25,718)	5,426	(29,009)
Net realized (gain) loss on investments	10,269	(17,904)	13,835
Interest and dividend income paid-in-kind	(6,662)	(7,706)	(5,380)
Accretion of original issue discount	(775)	(385)	(234)
Accretion of loan origination fees	(984)	(1,472)	(1,128)
Purchase of investments	(212,264)	(214,681)	(197,801)
Proceeds from sales and repayments of investments	188,255	163,656	137,508
Proceeds from loan origination fees	1,205	1,212	1,024
Amortization of deferred financing costs	1,667	1,245	1,112
Changes in operating assets and liabilities:
Interest receivable	(117)	(3,004)	113
Prepaid expenses and other assets	(412)	(174)	424
Accrued interest and fees payable	100	(410)	282
Management and incentive fees payable – due to affiliate	3,910	2,387	3,607
Administration fee payable and other – due to affiliate	(88)	(8)	31
Taxes payable	303	(55)	155
Accounts payable and other liabilities	7	(277)	265

Net cash provided by (used for) operating activities	8,148	(28,199)	(33,626)

Cash Flows from Financing Activities:
Proceeds from stock offerings, net of expenses	—	32,330	94,712
Proceeds received from SBA debentures	27,000	49,000	10,500
Repayments of SBA debentures	(67,300)	(41,700)	—
Proceeds received from issuance of Public Notes	50,000	—	—
Proceeds received from (repayments of) borrowings under Credit Facility, net	25,000	11,500	(15,500)
Payment of deferred financing costs	(2,665)	(1,649)	(801)
Dividends paid to stockholders, including expenses	(39,158)	(36,793)	(29,859)
Repurchases of common stock under Stock Repurchase Program	(582)	—	—

Net cash provided by (used for) financing activities	(7,705)	12,688	59,052

Net increase (decrease) in cash and cash equivalents	443	(15,511)	25,426

Cash and cash equivalents:
Beginning of period	41,572	57,083	31,657

End of period	$42,015	$41,572	$57,083

Supplemental disclosure of cash flow information:
Cash payments for interest	$11,189	$9,058	$9,200
Cash payments for taxes, net of tax refunds received	$1,175	$2,479	$475
Non-cash financing activities:
Shares issued under dividend reinvestment plan	$—	$799	$788

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2018

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets

Control Investments (t)
FDS Avionics Corp.
(dba Flight Display Systems)	Aerospace & Defense Manufacturing
Second Lien Debt		4.00%/11.00%	4/1/2020	$6,203	$6,196	$5,397
Revolving Loan ($50 commitment)		4.00%/11.00%	4/1/2020	215	215	215
Common Equity (7,478 shares) (j)					748	—

					7,159	5,612	2%

K2 Industrial Services, Inc.	Industrial Cleaning & Coatings
Second Lien Debt (p)		0.00%/15.00%	6/25/2020	10,453	10,423	10,453
Second Lien Debt (p)		0.00%/12.00%	6/25/2020	2,261	2,255	1,155
Second Lien Debt (p)		0.00%/19.00%	6/25/2020	1,600	1,592	1,600
Common Equity (1,673 shares)					1,268	—

					15,538	13,208	3%

Total Control Investments					$22,697	$18,820	5%

Affiliate Investments (l)
FAR Research Inc. (n)	Specialty Chemicals
Common Equity (1,396 units)					$—	$116	0%

Fiber Materials, Inc.	Aerospace & Defense Manufacturing
Second Lien Debt		12.00%/0.00%	5/30/2022	$4,044	4,032	4,044
Common Equity (10 units)					1,000	2,104

					5,032	6,148	2%

Medsurant Holdings, LLC	Healthcare Services
Second Lien Debt		13.00%/0.00%	6/30/2020	8,823	8,795	8,823
Preferred Equity (126,662 units) (h)					1,346	2,703
Warrant (505,176 units) (h)(m)					4,516	9,820

					14,657	21,346	5%

Microbiology Research Associates, Inc.	Healthcare Services
Subordinated Debt		11.00%/1.50%	3/13/2022	8,798	8,783	8,122
Common Equity (1,625,731 units) (j)					1,938	1,924

					10,721	10,046	3%

Mirage Trailers LLC	Utility Equipment Manufacturing
Second Lien Debt (k)(f)		13.85%/1.50%	11/25/2020	6,109	6,075	6,109
Common Equity (2,500,000 shares) (g)					2,179	3,174

					8,254	9,283	2%

Pfanstiehl, Inc.	Healthcare Products
Subordinated Debt		10.50%/0.00%	9/29/2022	6,208	6,197	6,208
Common Equity (8,500 units) (j)					850	13,815

					7,047	20,023	5%

Pinnergy, Ltd.	Oil & Gas Services
Second Lien Debt (k)		12.00%/0.00%	1/24/2020	4,000	3,993	4,000
Common Equity - Class A-2 (42,500 units) (k)					3,000	33,878
Common Equity - Class B (1,000 units) (k)					3,000	3,000

					9,993	40,878	10%

Steward Holding LLC
(dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Second Lien Debt		12.00%/1.50%	5/12/2021	7,553	7,538	7,553
Common Equity (1,000,000 units)					1,000	1,357

					8,538	8,910	2%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2018

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets

Trantech Radiator Products, Inc.	Utility Equipment Manufacturing
Second Lien Debt (j)		13.75%/0.00%	12/31/2019	$5,994	$5,994	$5,994
Common Equity (6,875 shares) (j)					688	307

					6,682	6,301	2%

Total Affiliate Investments					$70,924	$123,051	31%

Non-control/Non-affiliate Investments
Accent Food Services, LLC	Vending Equipment Manufacturing
Second Lien Debt (k)		10.00%/5.00%	5/30/2022	$30,312	$30,205	$28,879
Common Equity (7,885 units) (h)(j)					800	462

					31,005	29,341	7%

Allied 100 Group, Inc.	Healthcare Products
Common Equity (1,250,000 units) (j)					1,250	1,744	0%

Alzheimer’s Research and Treatment Center	Healthcare Services
First Lien Debt (j)(x)		8.23%/0.00%	10/23/2023	6,500	6,451	6,451
Common Equity (1,000 units) (h)(j)					1,000	1,000

					7,451	7,451	2%

American AllWaste LLC
(dba WasteWater Transport Services)	Environmental Industries
Second Lien Debt (j)		11.00%/1.50%	11/30/2023	11,826	11,765	11,826
Delayed Draw Commitment ($2,276 commitment) (i)(j)		11.00%/1.50%	11/30/2019	—	(7)	—
Preferred Equity (500 units) (j)					500	615

					12,258	12,441	3%

Argo Turboserve Corporation	Business Services
Second Lien Debt (j)(y)		12.56%/0.00%	6/28/2023	15,000	14,925	14,925	4%

AVC Investors, LLC
(dba Auveco)	Specialty Distribution
Second Lien Debt (k)		11.50%/0.00%	7/3/2023	22,500	22,406	22,500
Common Equity (5,000 units) (j)					500	682

					22,906	23,182	6%

B&B Roadway and Security Solutions, LLC	Component Manufacturing
Second Lien Debt		10.50%/1.50%	8/27/2023	10,129	10,080	9,524
Common Equity (50,000 units) ($133 commitment) (h)(j)					500	304

					10,580	9,828	2%

Cardboard Box LLC
(dba Anthony’s Coal Fired Pizza)	Restaurants
Common Equity (521,021 units) (j)					521	108	0%

Consolidated Infrastructure Group Holdings, LP	Business Services
Common Equity (298 units)					378	49	0%

ControlScan, Inc.	Information Technology Services
Subordinated Debt (j)		11.00%/0.00%	1/28/2023	6,750	6,725	6,750
Common Equity (3,704 shares) (j)					4	620
Preferred Equity (100 shares) (j)					996	996

					7,725	8,366	2%

CRS Solutions Holdings, LLC
(dba CRS Texas)	Business Services
Second Lien Debt		10.50%/1.00%	9/14/2023	9,073	9,035	9,073
Common Equity (750,000 units) (j)					750	757

					9,785	9,830	2%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2018

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets

EBL, LLC (EbLens)	Retail
Second Lien Debt (j)		12.00%/1.00%	1/13/2023	$9,389	$9,321	$9,389
Common Equity (75,000 units) (j)					750	742

					10,071	10,131	3%

Global Plasma Solutions, Inc.	Component Manufacturing
First Lien Debt (j)(v)		7.40%/0.00%	9/21/2023	8,703	8,629	8,629
Preferred Equity (947 shares) (j)					360	360
Common Equity (947 shares) (j)					15	15

					9,004	9,004	2%

Gurobi Optimization, LLC	Information Technology Services
Subordinated Debt (k)		11.00%/0.00%	6/19/2023	20,000	19,920	20,400
Common Equity (5 shares)					1,500	2,323

					21,420	22,723	6%

Hilco Plastics Holdings, LLC
(dba Hilco Technologies)	Component Manufacturing
Second Lien Debt		11.50%/1.50%	12/31/2019	9,940	9,922	9,439
Preferred Equity (1,000,000 units) (h)(j)					1,000	1,112
Common Equity (72,507 units) (h)(j)					473	227

					11,395	10,778	3%

Hub Acquisition Sub, LLC
(dba Hub Pen)	Promotional products
Second Lien Debt (k)		12.25%/0.00%	9/23/2021	25,000	24,918	25,000
Common Equity (7,500 units)					249	1,417

					25,167	26,417	7%

Hunter Defense Technologies, Inc.	Aerospace & Defense Manufacturing
First Lien Debt (j)(w)		9.80%/0.00%	3/29/2023	9,747	9,653	9,653	2%

IBH Holdings, LLC
(fka Inflexxion, Inc.)	Business Services
Common Equity (150,000 units)					—	—	0%

inthinc Technology Solutions, Inc. (n)	Information Technology Services
Royalty Rights			4/24/2020		185	—	0%

The Kyjen Company, LLC
(dba Outward Hound)	Consumer Products
Second Lien Debt (k)		12.00%/0.00%	6/8/2024	15,000	14,937	13,950
Common Equity (765 shares) (j)					765	754

					15,702	14,704	4%

LNG Indy, LLC
(dba Kinetrex Energy)	Oil & Gas Distribution
Second Lien Debt (k)		11.50%/0.00%	9/28/2021	5,000	4,985	5,000
Common Equity (1,000 units)					1,000	1,561

					5,985	6,561	2%

Marco Group International OpCo, LLC	Industrial Cleaning & Coatings
Second Lien Debt		10.50%/0.75%	1/21/2023	12,133	12,089	12,133
Common Equity (750,000 units) (h)(j)					750	800

					12,839	12,933	3%

Mesa Line Services, LLC	Utilities: Services
Second Lien Debt (j)		10.50%/0.50%	5/31/2023	10,014	9,963	10,014
Delayed Draw Commitment ($3,160 commitment) (i)(j)		10.50%/0.50%	5/31/2019	—	(4)	—
Common Equity (500 shares) (j)					500	676

					10,459	10,690	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2018

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets

Midwest Transit Equipment, Inc.	Transportation services
Warrant (14,384 shares) (j)(m)					$361	$436
Warrant (9.59% of Junior Subordinated Notes) (j)(q)					381	398

					742	834	0%

New Era Technology, Inc.	Information Technology Services
Common Equity (197,369 shares) (j)					750	990	0%

NGT Acquisition Holdings, LLC
(dba Techniks Industries)	Component Manufacturing
Subordinated Debt		12.50%/2.00%	3/21/2022	$11,579	11,542	10,460
Common Equity (378 units) (j)					500	72

					12,042	10,532	3%

Oaktree Medical Centre, P.C.
(dba Pain Management Associates)	Healthcare Services
First Lien Debt (j)(u)		14.50%/0.00%	1/1/2018	571	649	566
First Lien Debt (j)(u)		10.00%/12.00%	1/1/2018	7,751	8,338	8,133
Revolving Loan (j)(u)		14.50%/0.00%	1/1/2018	2,500	2,699	2,490
Revolving Loan (j)(u)		14.50%/0.00%	1/31/2019	200	200	200

					11,886	11,389	3%

OMC Investors, LLC
(dba Ohio Medical Corporation)	Healthcare Products
Second Lien Debt		12.00%/0.00%	7/15/2021	10,000	9,954	8,748
Common Equity (5,000 units)					500	139

					10,454	8,887	2%

Palisade Company, LLC	Information Technology Services
Subordinated Debt (j)		11.75%/0.00%	5/15/2024	6,500	6,468	6,468
Common Equity (100 shares) (j)					1,000	1,000

					7,468	7,468	2%

Palmetto Moon, LLC	Retail
First Lien Debt		11.50%/2.50%	10/31/2021	5,512	5,490	5,512
Common Equity (499 units) (j)					494	108

					5,984	5,620	1%

Power Grid Components, Inc.	Specialty Distribution
Second Lien Debt (k)		11.00%/1.00%	5/20/2023	11,282	11,234	11,282
Preferred Equity (392 shares) (j)					392	422
Common Equity (9,695 shares) (j)					358	260

					11,984	11,964	3%

Pugh Lubricants, LLC	Specialty Distribution
Second Lien Debt (k)		12.25%/0.00%	5/10/2022	18,581	18,523	18,581
Common Equity (6,125 units) (h)(j)					612	1,000

					19,135	19,581	5%

Revenue Management Solutions, LLC	Information Technology Services
Common Equity (2,250,000 shares)					2,250	3,888	1%

Rhino Assembly Company, LLC	Specialty Distribution
Second Lien Debt (k)		12.00%/1.00%	2/11/2023	11,324	11,275	11,324
Delayed Draw Commitment ($875 commitment) (i)(j)		12.00%/1.00%	5/17/2022	—	—	—
Preferred Equity (8,864 units) (j)(s)					945	1,272

					12,220	12,596	3%

Road Safety Services, Inc.	Business Services
Second Lien Debt		11.25%/1.50%	3/18/2024	10,068	10,022	10,022
Common Equity (655 units)					621	621

					10,643	10,643	2%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2018

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets

Rohrer Corporation	Packaging
Subordinated Debt (j)		10.50%/1.00%	4/1/2024	$13,735	$13,670	$13,670
Common Equity (400 shares)					780	724

					14,450	14,394	4%

SES Investors, LLC
(dba SES Foam)	Building Products Manufacturing
Second Lien Debt		15.00%/0.00%	12/29/2020	3,095	3,069	2,703
Common Equity (6,000 units) (h)(j)					600	167

					3,669	2,870	1%

Simplex Manufacturing Co.	Aerospace & Defense Manufacturing
Subordinated Debt		14.00%/0.00%	7/31/2019	4,050	4,050	4,050
Warrant (29 shares) (m)					1,155	3,036

					5,205	7,086	2%

Software Technology, LLC	Information Technology Services
Subordinated Debt (k)		11.00%/0.00%	6/23/2023	10,000	9,964	10,000
Common Equity (12 shares)					1,291	1,364

					11,255	11,364	3%

SpendMend LLC	Business Services
Second Lien Debt (k)		11.00%/1.00%	7/8/2023	10,401	10,355	10,401
Common Equity (1,000,000 units)					1,000	1,179

					11,355	11,580	3%

The Wolf Organization, LLC	Building Products Manufacturing
Common Equity (175 shares)					753	3,711	1%

Thermoforming Technology Group LLC
(dba Brown Machine Group) (n)	Capital Equipment Manufacturing
Common Equity (3,760 units) (h)(j)					—	10	0%

Tile Redi, LLC	Building Products Manufacturing
First Lien Debt (j)(r)		12.80%/0.00%	6/16/2022	10,194	10,122	10,156	2%

TransGo, LLC	Component Manufacturing
Second Lien Debt		13.25%/0.00%	8/28/2022	9,500	9,468	9,500
Common Equity (1,000 units)					998	905

					10,466	10,405	3%

The Tranzonic Companies	Specialty Distribution
Subordinated Debt (j)		10.00%/1.50%	3/27/2025	5,664	5,614	4,997
Preferred Equity (5,000 units) (j)					500	391
Common Equity (1 units) (j)					—	—

					6,114	5,388	1%

UBEO, LLC	Business Services
Subordinated Debt (j)		11.00%/0.00%	10/3/2024	13,100	12,979	13,100
Delayed Draw Commitment ($1,500 commitment) (j)(i)(z)		11.00%/0.00%	8/7/2019	—	(12)	—
Common Equity (705,000 units) (j)					705	1,027

					13,672	14,127	3%

United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)(j)					1,008	64
Warrant (57,469 units) (m)					566	53

					1,574	117	0%

US GreenFiber, LLC	Building Products Manufacturing
Second Lien Debt (k)(p)		12.00%/2.00%	5/31/2019	14,363	14,359	6,549
Second Lien Debt (p)		0.00%/16.00%	5/31/2019	1,000	1,000	1,000
Common Equity (2,522 units) (h)(j)					586	—

					15,945	7,549	2%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2018

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets

US Pack Logistics LLC	Transportation services
Second Lien Debt (k)		12.00%/1.75%	3/28/2023	$7,412	$7,396	$7,412
Common Equity (5,833 units) (h)(j)					555	178
Preferred Equity (9,458 units) (h)(j)					927	1,046

					8,878	8,636	2%

Vanguard Dealer Services, L.L.C.	Business Services
Common Equity (6,000 units)					154	851
Common Equity (2,380 units) (j)					327	338

					481	1,189	0%

Virginia Tile Company, LLC	Specialty Distribution
Second Lien Debt (k)		12.25%/0.00%	4/7/2022	12,000	11,980	12,000
Common Equity (17 units)					342	1,455

					12,322	13,455	3%

Worldwide Express Operations, LLC	Transportation services
Second Lien Debt (j)(o)		10.86%/0.00%	2/3/2025	20,000	19,690	20,000
Common Equity (4,000 units) (h)(j)					2,956	3,823

					22,646	23,823	6%

Total Non-control/Non-affiliate Investments					$505,129	$501,111	124%

Total Investments					$598,750	$642,982	160%

(a)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(b)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(c)	All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.
(d)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of December 31, 2018. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
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

(f)

The investment bears cash interest at a variable rate that is determined by reference to one-month LIBOR, which is reset monthly. The cash interest rate is set as one-month LIBOR + 11.50% and is subject to a 1.00% LIBOR interest rate floor. The Company has provided the interest rate in effect as of December 31, 2018.

(g)	Income producing. Maturity date, if any, represents mandatory redemption date.
(h)	Investment is held by a wholly-owned subsidiary of the Company, other than the Funds.
(i)

The disclosed commitment represents the unfunded amount as of December 31, 2018. The Company is earning 0.50% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate which will be earned if the commitment is funded.

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
(o)

The investment bears interest at a variable rate that is determined by reference to six-month LIBOR, which is reset quarterly. The interest rate is set as six-month LIBOR + 8.00% and is subject to a 1.00% LIBOR interest rate floor. The Company has provided the interest rate in effect as of December 31, 2018.

(p)	Investment was on non-accrual status as of December 31, 2018, meaning the Company has ceased recognizing interest income on the investment.
(q)	Warrant entitles the Company to purchase 9.59% of the outstanding principal of Junior Subordinated Notes prior to exercise, and is non-income producing.
(r)

The investment bears interest at a variable rate that is determined by reference to three-month LIBOR, which is reset quarterly. The interest rate is set as three-month LIBOR + 10.00% and is subject to a 1.00% LIBOR interest rate floor. The Company has provided the interest rate in effect as of December 31, 2018.

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

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2018

(in thousands, except shares)

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

(w)

The investment bears interest at a variable rate that is determined by reference to three-month LIBOR, which is reset quarterly. The interest rate is set as three-month LIBOR + 7.00% and is subject to a 1.00% LIBOR interest rate floor. The Company has provided the interest rate in effect as of December 31, 2018.

(x)

The investment bears interest at a variable rate that is determined by reference to three-month LIBOR. The interest rate is set as three-month LIBOR + 5.75% and is subject to a 2.00% LIBOR interest rate floor. In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.15% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(y)

The investment bears interest at a variable rate that is determined by reference to three-month LIBOR, which is reset quarterly. The interest rate is set as three-month LIBOR + 9.75% and is subject to a 2.00% LIBOR interest rate floor. The Company has provided the interest rate in effect as of December 31, 2018.

(z)	The maturity date presented represents the final termination date of the commitment. $707 of the commitment expires on May 7, 2019.

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

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2017

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets

Marco Group International OpCo, LLC	Industrial Cleaning & Coatings
Second Lien Debt		10.50%/0.75%	1/21/2023	$12,041	$11,986	$11,986
Common Equity (750,000 shares) (h)(j)					750	750

					12,736	12,736	3%

Mesa Line Services, LLC	Utilities: Services
Second Lien Debt (j)		10.50%/1.00%	5/31/2023	9,108	9,048	9,048
Delayed Draw Commitment ($4,000 commitment) (i)(j)		10.50%/1.00%	5/31/2019	—	(13)	—
Common Equity (500 shares) (j)					500	500

					9,535	9,548	2%

Midwest Transit Equipment, Inc.	Transportation services
Subordinated Debt (j)		13.00%/0.00%	6/23/2022	12,005	11,286	12,005
Warrant (14,384 shares) (j)(m)					361	80
Warrant (9.59% of Junior Subordinated Notes) (j)(q)					381	405

					12,028	12,490	3%

New Era Technology, Inc.	Information Technology Services
Second Lien Debt (j)		11.00%/1.50%	9/3/2022	11,646	11,598	11,646
Common Equity (197,369 shares) (j)					750	828

					12,348	12,474	3%

NGT Acquisition Holdings, LLC
(dba Techniks Industries)	Component Manufacturing
Subordinated Debt		12.50%/0.00%	3/21/2022	11,000	10,952	11,000
Common Equity (378 units) (j)					500	470

					11,452	11,470	3%

Oaktree Medical Centre, P.C.
(dba Pain Management Associates)	Healthcare Services
First Lien Debt (j)		11.50%/0.00%	1/1/2018	571	648	631
First Lien Debt (j)		7.00%/12.00%	1/1/2018	6,849	7,437	6,438
Revolving Loan (j)		11.50%/0.00%	1/1/2018	2,500	2,835	2,743

					10,920	9,812	2%

OMC Investors, LLC
(dba Ohio Medical Corporation)	Healthcare Products
Second Lien Debt		12.00%/0.00%	7/15/2021	10,000	9,936	8,438
Common Equity (5,000 shares)					500	214

					10,436	8,652	2%

Palmetto Moon, LLC	Retail
First Lien Debt		11.50%/1.00%	10/31/2021	6,187	6,158	6,187
Common Equity (499 units) (j)					499	286

					6,657	6,473	2%

Plymouth Rock Energy, LLC	Business Services
Second Lien Debt (k)		11.00%/0.00%	6/30/2019	5,545	5,545	5,545	1%

Pugh Lubricants, LLC	Specialty Distribution
Second Lien Debt (k)		12.25%/0.00%	5/10/2022	18,581	18,505	18,581
Common Equity (6,125 units) (h)(j)					612	931

					19,117	19,512	5%

Restaurant Finance Co, LLC	Restaurants
Second Lien Debt (k)(p)		15.00%/4.00%	7/31/2020	9,342	9,314	2,046	1%

Revenue Management Solutions, LLC	Information Technology Services
Subordinated Debt (k)		11.50%/1.00%	7/4/2022	8,838	8,766	8,838
Subordinated Debt (j)		7.00%/6.50%	7/4/2022	817	806	817
Common Equity (2,250,000 units)					2,250	2,571

					11,822	12,226	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2017

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets

Rohrer Corporation	Packaging
Common Equity (389 shares)					$750	$878	0%

SES Investors, LLC
(dba SES Foam)	Building Products Manufacturing
Second Lien Debt		13.00%/0.00%	12/29/2020	$4,095	4,056	3,229
Common Equity (6,000 units) (h)(j)					600	—

					4,656	3,229	1%

Simplex Manufacturing Co.	Aerospace & Defense Manufacturing
Subordinated Debt		14.00%/0.00%	11/1/2018	4,050	4,050	4,050
Warrant (29 shares) (m)					1,155	3,240

					5,205	7,290	2%

SimplyWell, Inc.	Healthcare Services
Second Lien Debt		12.00%/1.25%	2/23/2021	10,046	10,001	10,001
Preferred Equity (309,142 shares)					500	500

					10,501	10,501	3%

Six Month Smiles Holdings, Inc.	Healthcare Products
Second Lien Debt (j)(p)		0.00%/14.50%	7/31/2020	9,395	9,377	5,041	1%

Software Technology, LLC	Information Technology Services
Subordinated Debt (k)		11.00%/0.00%	6/23/2023	8,750	8,712	8,749
Common Equity (11 units)					1,125	1,183

					9,837	9,932	3%

The Wolf Organization, LLC	Building Products Manufacturing
Common Equity (175 shares)					1,445	4,223	1%

Thermoforming Technology Group LLC
(dba Brown Machine Group)	Capital Equipment Manufacturing
Second Lien Debt (k)		12.50%/0.00%	9/14/2021	19,700	19,626	19,700
Common Equity (3,500 units) (h)(j)					169	360

					19,795	20,060	5%

Tile Redi, LLC	Building Products Manufacturing
First Lien Debt (j)(r)		11.34%/0.00%	6/16/2022	10,194	10,102	10,102	3%

Toledo Molding & Die, Inc.	Component Manufacturing
Second Lien Debt (j)		10.50%/0.00%	12/18/2018	10,000	9,964	10,000	3%

TransGo, LLC	Component Manufacturing
Second Lien Debt		13.25%/0.00%	8/28/2022	9,500	9,460	9,500
Common Equity (1,000 units)					1,000	847

					10,460	10,347	3%

United Biologics, LLC	Healthcare Services
Second Lien Debt		12.00%/2.00%	4/30/2018	8,876	8,866	8,876
Preferred Equity (98,377 units) (h)(j)					1,069	879
Warrant (57,469 units) (m)					566	234

					10,501	9,989	3%

US GreenFiber, LLC	Building Products Manufacturing
Second Lien Debt (k)		12.00%/2.00%	3/1/2019	14,147	14,131	13,014
Common Equity (2,522 units) (h)(j)					586	—

					14,717	13,014	3%

US Pack Logistics LLC	Transportation services
Second Lien Debt (k)		12.00%/1.75%	3/28/2023	7,282	7,257	7,282
Common Equity (5,833 units) (h)(j)					583	1,078
Preferred Equity (9,458 units) (h)(j)					945	966

					8,785	9,326	2%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments—(Continued)

December 31, 2017

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets

Vanguard Dealer Services, L.L.C.	Business Services
Second Lien Debt		12.25%/0.00%	1/30/2021	$11,450	$11,416	$11,450
Common Equity (6,000 shares)					600	946

					12,016	12,396	3%

Virginia Tile Company, LLC	Specialty Distribution
Second Lien Debt (k)		12.25%/0.00%	4/7/2022	12,000	11,971	12,000
Common Equity (17 units)					342	1,493

					12,313	13,493	4%

Worldwide Express Operations, LLC	Transportation services
Second Lien Debt (j)(o)		10.20%/0.00%	2/3/2025	10,000	9,867	10,000
Common Equity (4,000 units) (h)(j)					4,000	4,233

					13,867	14,233	4%

Total Non-control/Non-affiliate Investments					$480,139	$468,574	121%

Total Investments					$577,794	$596,308	152%

(a)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(b)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(c)	All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.
(d)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of December 31, 2017. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
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

Deferred offering costs: Deferred equity offering costs include registration expenses related to shelf filings, including expenses related to the launch of the “at-the-market” program (the “ATM Program”). These expenses primarily consist of U.S. Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These expenses are included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. Upon the completion of an equity offering or a debt offering, the deferred expenses are charged to additional paid-in capital or deferred financing costs, respectively. If no offering is completed prior to the expiration of the registration statement, the deferred costs are charged to expense.

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

ASC Topic 740—Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits included in the income tax provision, if any. There were no material uncertain income tax positions at December 31, 2018 and 2017. The Company’s tax returns are generally subject to examination by U.S. federal and most state tax authorities for a period of three years from the date the respective returns are filed, and, accordingly, the Company’s 2015 through 2017 tax years remain subject to examination.

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

Earnings and net asset value per share: The earnings per share calculations for the years ended December 31, 2018, 2017 and 2016, are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Stock Repurchase Program: The Company has an open market stock repurchase program (the “Stock Repurchase Program”) under which the Company may acquire up to $5,000 of its outstanding common stock. Under the Stock Repurchase Program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by the Company’s management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 30, 2018, the Board extended the Stock Repurchase Program through December 31, 2019, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require the Company to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. During the year ended December 31, 2018, the Company repurchased 44,821 shares of common stock on the open market for $582. The Company did not make any repurchases of common stock during the years ended December 31, 2017 and 2016. Refer to Note 8 for additional information concerning stock repurchases.

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

In August 2018, the SEC issued Final Rule Release No. 33-10532, Disclosure Update and Simplification, which amends certain SEC disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, U.S. GAAP requirements, or changes in the information environment. As it pertains to the Company, the amendments include certain presentation changes to the net assets section of the consolidated statements of assets and liabilities, and the consolidated statements of changes in net assets (among other changes). The amendments are effective for all filings submitted on or after November 5, 2018. The Company adopted the amendments effective November 5, 2018. The amendments do not have a material effect on the Company’s consolidated financial position or disclosures.

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

As of December 31, 2018, the Company had active investments in 60 portfolio companies and residual investments in three portfolio companies that have sold their underlying operations. The aggregate fair value of the total portfolio was $642,982 and the weighted average effective yield on the Company’s debt investments was 12.6% as of such date. As of December 31, 2018, the Company held equity investments in 93.7% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 6.0%.

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

The weighted average yield of the Company’s debt investments is not the same as a return on investment for its stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of all of the Company’s and its subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of December 31, 2018 and 2017, including accretion of OID and loan origination fees, but excluding investments on non-accrual status, if any.

Purchases of debt and equity investments for the years ended December 31, 2018, 2017 and 2016, totaled $212,264, $214,681, and $197,801, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the years ended December 31, 2018, 2017, and 2016 totaled $188,255, $163,656, and $137,508, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except shares and per share data)

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
Second Lien Debt	$366,517	57.0%	$341,279	57.3%	$379,973	63.5%	$357,585	62.0%
Subordinated Debt	104,225	16.2	126,481	21.2	105,900	17.7	126,465	21.9
First Lien Debt	51,790	8.1	28,911	4.8	52,231	8.7	31,921	5.5
Equity	106,707	16.6	84,585	14.2	53,482	8.9	53,915	9.3
Warrants	13,743	2.1	15,052	2.5	6,979	1.2	7,723	1.3
Royalty Rights	—	—	—	—	185	—	185	—

Total	$642,982	100.0%	$596,308	100.0%	$598,750	100.0%	$577,794	100.0%

All investments made by the Company as of December 31, 2018 and 2017, were made in portfolio companies headquartered in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
Midwest	$161,067	25.1%	$167,967	28.2%	$152,607	25.5%	$161,809	28.1%
Southeast	176,819	27.5	130,237	21.8	155,271	25.9	130,694	22.6
Northeast	89,661	13.9	107,814	18.1	84,246	14.1	105,267	18.2
West	62,824	9.8	63,396	10.6	54,469	9.1	53,970	9.3
Southwest	152,611	23.7	126,894	21.3	152,157	25.4	126,054	21.8

Total	$642,982	100.0%	$596,308	100.0%	$598,750	100.0%	$577,794	100.0%

The following table shows portfolio composition by type and by geographic region at fair value as a percentage of net assets.

By Type			By Geographic Region
	December 31, 2018	December 31, 2017		December 31, 2018	December 31, 2017
Second Lien Debt	90.9%	86.7%	Midwest	40.0%	42.7%
Subordinated Debt	25.9	32.2	Southeast	43.9	33.1
First Lien Debt	12.9	7.4	Northeast	22.2	27.4
Equity	26.5	21.5	West	15.6	16.1
Warrants	3.4	3.8	Southwest	37.9	32.3
Royalty Rights	—	—

Total	159.6%	151.6%	Total	159.6%	151.6%

As of December 31, 2018 and 2017, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio on a fair value or cost basis.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except shares and per share data)

As of December 31, 2018 and December 31, 2017, the Company had debt investments in two portfolio companies on non-accrual status, respectively:

	December 31, 2018				December 31, 2017
Portfolio Company	Fair Value		Cost		Fair Value		Cost
K2 Industrial Services, Inc.	$13,208		$14,270		$—	(2)	$—	(2)
Restaurant Finance Co, LLC	—	(1)	—	(1)	2,046		9,314
Six Month Smiles Holdings, Inc.	—	(1)	—	(1)	5,041		9,377
US GreenFiber, LLC	7,549		15,359		—	(2)	—	(2)

Total	$20,757		$29,629		$7,087		$18,691

(1)	Portfolio company was no longer held at period end.
(2)	Portfolio company debt investments were not on non-accrual status at period end.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except shares and per share data)

Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of control and affiliate investments as of December 31, 2017 and any additions and reductions made to such investments during the year ended December 31, 2018, the ending fair value as of December 31, 2018, and the total investment income earned on such investments during the period.

						Year Ended December 31, 2018
Portfolio Company (1)	December 31, 2018 Principal Amount — Debt Investments	December 31, 2017 Fair Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2018 Fair Value	Net Realized Gains (Losses) (4)	Net Change in Unrealized Appreciation (Depreciation)	Interest Income	Payment-in- kind Interest Income	Dividend Income	Fee Income
Control Investments
FDS Avionics Corp.
(dba Flight Display Systems)	$6,418	$4,723	$889	$—	$5,612	$—	$24	$246	$661	$—	$—
K2 Industrial Services, Inc. (6)	14,314	—	15,583	(2,375)	13,208	—	(2,330)	—	—	—	—

Total Control Investments	$20,732	$4,723	$16,472	$(2,375)	$18,820	$—	$(2,306)	$246	$661	$—	$—

Affiliate Investments
Apex Microtechnology, Inc.	$—	$3,400	$6,684	$(10,084)	$—	$6,683	$(2,012)	$—	$—	$647	$—
FAR Research Inc.	—	1,447	3,326	(4,657)	116	3,261	65	—	—	—	—
Fiber Materials, Inc.	4,044	5,882	266	—	6,148	—	262	496	—	—	—
Inflexxion, Inc.	—	2,810	4,163	(6,973)	—	(6,454)	4,093	116	59	—	—
Medsurant Holdings, LLC	8,823	21,625	19	(298)	21,346	—	(298)	1,183	—	—	—
Microbiology Research Associates, Inc.	8,798	12,455	136	(2,545)	10,046	—	(2,545)	963	131	—	—
Mirage Trailers LLC	6,109	8,956	494	(167)	9,283	—	379	847	92	(12)	—
Pfanstiehl, Inc.	6,208	15,278	4,745	—	20,023	—	4,742	656	—	275	—
Pinnergy, Ltd.	4,000	27,921	18,476	(5,519)	40,878	—	18,251	486	219	2,500	(4)
Rhino Assembly Company, LLC (5)	—	4,248	501	(4,749)	—	—	—	306	25	44	64
Safety Products Group, LLC	—	12	20	(32)	—	21	(12)	—	—	—	—
Steward Holding LLC
(dba Steward Advanced Materials)	7,553	7,882	1,028	—	8,910	—	851	901	172	—	—
Trantech Radiator Products, Inc.	5,994	6,707	594	(1,000)	6,301	—	591	914	—	—	20
World Wide Packaging, LLC	—	4,388	6,768	(11,156)	—	6,962	(3,890)	—	—	—	—

Total Affiliate Investments	$51,529	$123,011	$47,220	$(47,180)	$123,051	$10,473	$20,477	$6,868	$698	$3,454	$80

(1)	The investment type, industry, ownership detail for equity investments, and if the investment is income producing is disclosed in the consolidated schedule of investments.
(2)

Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments, accrued PIK interest and PIK dividend income, accretion of OID and origination fees, and net unrealized appreciation recognized during the period. Gross additions also include transfers of portfolio companies into the control or affiliate classification during the period, as applicable.

(3)

Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and net unrealized (depreciation) recognized during the period. Gross reductions also include transfers of portfolio companies out of the control or affiliate classification during the period, as applicable.

(4)

The schedule does not reflect realized gains or losses on escrow receivables for investments which were previously exited and were not held during the period presented. Gains and losses on escrow receivables are classified in the consolidated statements of operations according to the control classification at the time the investment was exited.

(5)	Portfolio company was transferred to Non-control/Non-affiliate investments from Affiliate investments during the year ended December 31, 2018.
(6)	Portfolio company was transferred to Control investments from Non-control/Non-affiliate investments during the year ended December 31, 2018.

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

•

the Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result it is not in the Company’s stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where the Company determines that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. The Board consulted

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except shares and per share data)

with the independent valuation firm(s) in arriving at the Company’s determination of fair value for 16 and 18 of its portfolio company investments, representing 36.0% and 32.0% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended December 31, 2018 and 2017, respectively) as of December 31, 2018 and 2017, respectively.

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

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the years ended December 31, 2018 and 2017.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except shares and per share data)

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the years ended December 31, 2018 and 2017:

	Second Lien Debt	Subordinated Debt	First Lien Debt	Equity	Warrants	Royalty Rights	Total
Balance, December 31, 2016	$272,987	$114,460	$55,957	$70,849	$10,201	$—	$524,454
Net realized gains (losses) on investments	(376)	—	—	17,519	761	—	17,904
Net change in unrealized appreciation (depreciation) on investments	(13,307)	(404)	(1,024)	5,028	4,281	—	(5,426)
Purchase of investments	127,169	61,758	10,894	14,004	856	—	214,681
Proceeds from sales and repayments of investments	(55,581)	(51,312)	(32,725)	(22,991)	(1,047)	—	(163,656)
Interest and dividend income paid-in-kind	4,569	1,845	1,128	164	—	—	7,706
Proceeds from loan origination fees	(761)	(349)	(102)	—	—	—	(1,212)
Accretion of loan origination fees	405	305	754	8	—	—	1,472
Accretion of original issue discount	203	178	—	4	—	—	385
Transfers between classifications	5,971	—	(5,971)	—	—	—	—

Balance, December 31, 2017	$341,279	$126,481	$28,911	$84,585	$15,052	$—	$596,308
Net realized gains (losses) on investments	(23,077)	—	(4,293)	15,401	1,700	—	(10,269)
Net change in unrealized appreciation (depreciation) on investments	4,310	(3,149)	2,567	22,554	(564)	—	25,718
Purchase of investments	136,545	40,150	25,400	10,169	—	—	212,264
Proceeds from sales and repayments of investments	(103,730)	(54,329)	(1,655)	(26,096)	(2,445)	—	(188,255)
Interest and dividend income paid-in-kind	4,256	1,240	1,081	85	—	—	6,662
Proceeds from loan origination fees	(631)	(309)	(265)	—	—	—	(1,205)
Accretion of loan origination fees	642	298	38	6	—	—	984
Accretion of original issue discount	100	666	6	3	—	—	775
Transfers between classifications	6,823	(6,823)	—	—	—	—	—

Balance, December 31, 2018	$366,517	$104,225	$51,790	$106,707	$13,743	$—	$642,982

Net change in unrealized appreciation of $14,498 and $4,700 for the years ended December 31, 2018 and 2017, respectively, was attributable to Level 3 investments held at December 31, 2018 and 2017, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except shares and per share data)

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of December 31, 2018 and 2017. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at December 31, 2018	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Second Lien Debt	$357,813	Discounted cash flow	Weighted average cost of capital	11.2% - 30.0% (13.5%)
	8,704	Enterprise value	EBITDA multiples	5.0x - 5.9x (5.1x)
Subordinated Debt	104,225	Discounted cash flow	Weighted average cost of capital	10.9% - 16.5% (12.5%)
First Lien Debt	51,790	Discounted cash flow	Weighted average cost of capital	10.2% - 20.7% (12.3%)
Equity investments:
Equity	106,707	Enterprise value	EBITDA multiples	3.5x - 17.3x (7.0x)
Warrants	13,743	Enterprise value	EBITDA multiples	4.0x - 8.0x (7.2x)
Royalty Rights	—	Discounted cash flow	Weighted average cost of capital	N/A

	Fair Value at December 31, 2017	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Second Lien Debt	$332,539	Discounted cash flow	Weighted average cost of capital	10.6% - 44.7% (14.6%)
	8,740	Enterprise value	EBITDA multiples	2.2x - 6.0x (5.1x)
Subordinated Debt	126,481	Discounted cash flow	Weighted average cost of capital	10.9% - 20.8% (13.6%)
First Lien Debt	16,289	Discounted cash flow	Weighted average cost of capital	11.8% - 13.1% (12.3%)
	9,812	Enterprise value	EBITDA multiples	5.5x - 5.5x (5.5x)
	2,810	Enterprise value	Revenue multiples	0.5x - 0.5x (0.5x)
Equity investments:
Equity	84,585	Enterprise value	EBITDA multiples	4.0x - 17.3x (7.8x)
Warrants	15,052	Enterprise value	EBITDA multiples	4.0x - 9.5x (7.7x)
Royalty Rights	—	Discounted cash flow	Weighted average cost of capital	N/A

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, interest receivable and accounts payable and other liabilities approximate the fair value of such items due to the short maturity of such instruments. The Company’s borrowings under the Credit Facility (as defined in Note 6), SBA debentures, and Public Notes (as defined in Note 6) are recorded at their respective carrying values. The fair value of borrowings under the Credit Facility, if valued under ASC Topic 820, are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model. As of December 31, 2018 and December 31, 2017, the fair value of the Company’s borrowings under the Credit Facility is estimated to be $36,500 and $11,500, respectively, which is the same as the Company’s carrying value of the borrowings. As of December 31, 2018 and December 31, 2017, the fair value of the Company’s SBA debentures, if valued under ASC Topic 820 using Level 3 inputs, is estimated to be $191,000 and $231,300, respectively, which is the same as the

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except shares and per share data)

Company’s carrying value of the debentures. The fair value of SBA debentures is estimated by discounting remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures. The Public Notes, if valued under ASC Topic 820, would be valued using available market quotes, which is a Level 1 input. As of December 31, 2018, the fair value of the Public Notes is estimated to be $51,492, as compared to the carrying value of $50,000.

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

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents, but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement for the years ended December 31, 2018, 2017 and 2016 totaled $11,365, $9,788 and $8,254, respectively. As of December 31, 2018 and 2017, the base management fee payable was $2,927 and $2,586, respectively; such amounts are reported in the management and incentive fees payable – due to affiliate line on the consolidated statements of assets and liabilities.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee for the years ended December 31, 2018, 2017 and 2016 totaled $9,413, $8,913 and $7,375, respectively. As of December 31, 2018 and 2017, the income incentive fee payable was $2,785 and $2,154, respectively; such amounts are reported in the management and incentive fees payable – due to affiliate line on the consolidated statements of assets and liabilities.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since the Formation Transactions, and the aggregate unrealized capital depreciation as of the date of the calculation, as applicable, with respect to each of the investments in the Company’s portfolio. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less aggregate unrealized capital depreciation, with respect to the Company’s portfolio of investments. If this number is positive at the end of such year, then the capital gains incentive fee to be paid for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of both December 31, 2018 and 2017, the capital gains incentive fee payable (in cash) was $0. The aggregate amount of capital gains incentive fees paid from the IPO through December 31, 2018 was $348.

In addition, the Company accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation). The capital gains incentive fee accrued (reversed) during the years ended December 31, 2018, 2017 and 2016 was $2,938, $2,055, and $2,994, respectively. As of December 31, 2018 and 2017, the accrued capital gains incentive

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except shares and per share data)

fee payable was $9,415 and $6,477, respectively; such amounts are reported in the management and incentive fees payable – due to affiliate line on the consolidated statements of assets and liabilities.

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

Administration Agreement: The Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 7, 2018, the Board approved the renewal of the Administration Agreement through June 20, 2019. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides clerical, bookkeeping, and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies to which the Company is required to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies, including “dead deal” expenses. Under the Administration Agreement, administrative service expenses for the years ended December 31, 2018, 2017 and 2016 were $1,462, $1,428 and $1,422, respectively. As of December 31, 2018 and 2017, the accrued administrative service expense was $492 and $567, respectively; such amounts are reported in the administration fee payable and other – due to affiliate line on the consolidated statements of assets and liabilities.

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

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of December 31, 2018 and 2017, the Company was in compliance in all material respect with the terms of the Credit Facility.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs; such debentures have 10-year terms with the entire principal balance due at maturity and are guaranteed by the SBA. Interest on SBA debentures is payable semi-annually on March 1 and September 1. As of December 31, 2017, approved and unused SBA debenture commitments were $27,000. As of December 31, 2018, the Company did not have any remaining approved and unused SBA debenture commitments. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except shares and per share data)

As of December 31, 2018 and 2017, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling Date (1)	Maturity Date	Fixed Interest Rate	December 31, 2018	December 31, 2017
3/25/2009	3/1/2019	5.337%	$—	$14,750
9/23/2009	9/1/2019	4.950	—	10,000
3/24/2010	3/1/2020	4.825	—	13,000
9/22/2010	9/1/2020	3.932	—	12,500
3/29/2011	3/1/2021	4.801	—	1,550
9/21/2011	9/1/2021	3.594	2,000	3,250
3/21/2012	3/1/2022	3.483	—	3,250
3/21/2012	3/1/2022	3.051	8,000	19,000
9/19/2012	9/1/2022	2.530	11,000	11,000
9/19/2012	9/1/2022	3.049	11,500	11,500
3/27/2013	3/1/2023	3.155	3,000	3,000
9/24/2014	9/1/2024	3.775	1,000	1,000
3/25/2015	3/1/2025	3.321	5,500	5,500
3/25/2015	3/1/2025	3.277	22,500	22,500
9/23/2015	9/1/2025	3.571	16,700	16,700
3/23/2016	3/1/2026	3.267	1,500	1,500
3/23/2016	3/1/2026	3.249	21,800	21,800
9/21/2016	9/1/2026	2.793	500	500
3/29/2017	3/1/2027	3.587	10,000	10,000
9/20/2017	9/1/2027	3.260	1,000	1,000
9/20/2017	9/1/2027	3.190	33,000	33,000
3/21/2018	3/1/2028	3.859	16,000	15,000
3/21/2018	3/1/2028	3.534	15,500	—
9/19/2018	9/1/2028	3.895	9,500	—
9/19/2018	9/1/2028	4.220	1,000	—

Total outstanding SBA debentures			$191,000	$231,300

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except shares and per share data)

Interest and fees related to the Company’s debt for the years ended December 31, 2018, 2017 and 2016 which are included in interest and financing expenses on the consolidated statements of operations, were as follows:

	Year Ended December 31, 2018				Year Ended December 31, 2017				Year Ended December 31, 2016
	SBA debentures	Credit Facility	Public Notes	Total	SBA debentures	Credit Facility	Public Notes	Total	SBA debentures	Credit Facility	Public Notes	Total
Stated interest expense	$7,460	$1,145	$2,684	$11,289	$8,122	$526	$—	$8,648	$8,851	$631	$—	$9,482
Amortization of deferred financing costs	1,029	289	349	1,667	897	348	—	1,245	763	349	—	1,112

Total interest and financing expenses	$8,489	$1,434	$3,033	$12,956	$9,019	$874	$—	$9,893	$9,614	$980	$—	$10,594

Weighted average stated interest rate, period end	3.344%	6.000%	5.875%	4.149%	3.526%	5.082%	N/A	3.599%	4.068%	N/A	N/A	4.068%
Unused commitment fee rate, period end	N/A	0.500%	N/A	0.500%	N/A	1.000%	N/A	1.000%	N/A	1.000%	N/A	1.000%

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations using the effective interest method, over the term of the respective financing instrument. Deferred financing costs related to the SBA debentures, Credit Facility, and Public Notes as of December 31, 2018 and 2017 were as follows:

	December 31, 2018				December 31, 2017
	SBA debentures	Credit Facility	Public Notes	Total	SBA debentures	Credit Facility	Public Notes	Total
SBA debenture commitment fees	$3,000	$—	$—	$3,000	$3,000	$—	$—	$3,000
SBA debenture leverage fees	7,276	—	—	7,276	6,621	—	—	6,621
Credit Facility upfront fees	—	1,601	—	1,601	—	1,495	—	1,495
Public Notes underwriting discounts	—	—	1,500	1,500	—	—	—	—
Public Notes debt issue costs	—	—	438	438	—	—	—	—

Total deferred financing costs	10,276	1,601	1,938	13,815	9,621	1,495	—	11,116
Less: accumulated amortization	(6,010)	(1,459)	(349)	(7,818)	(4,981)	(1,170)	—	(6,151)

Unamortized deferred financing costs	$4,266	$142	$1,589	$5,997	$4,640	$325	$—	$4,965

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures, Credit Facility, and Public Notes liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of December 31, 2018 and 2017:

	December 31, 2018				December 31, 2017
	SBA debentures	Credit Facility	Public Notes	Total	SBA debentures	Credit Facility	Public Notes	Total
Outstanding debt	$191,000	$36,500	$50,000	$277,500	$231,300	$11,500	$—	$242,800
Less: unamortized deferred financing costs	(4,266)	(142)	(1,589)	(5,997)	(4,640)	(325)	—	(4,965)

Debt, net of deferred financing costs	$186,734	$36,358	$48,411	$271,503	$226,660	$11,175	$—	$237,835

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except shares and per share data)

As of December 31, 2018, the Company’s debt liabilities are scheduled to mature as follows (1):

Year	SBA debentures	Credit Facility	Public Notes	Total
2019	$—	$36,500	$—	$36,500
2020	—	—	—	—
2021	2,000	—	—	2,000
2022	30,500	—	—	30,500
2023	3,000	—	50,000	53,000
2024	1,000	—	—	1,000
2025	44,700	—	—	44,700
2026	23,800	—	—	23,800
2027	44,000	—	—	44,000
2028	42,000	—	—	42,000

Total	$191,000	$36,500	$50,000	$277,500

(1)

The table above presents scheduled maturities of the Company’s outstanding debt liabilities as of a point in time pursuant to the terms of those instruments. The timing of actual repayments of outstanding debt liabilities may not ultimately correspond with the scheduled maturity dates depending on the terms of the underlying instruments and the potential for earlier prepayments.

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to portfolio companies to fund various undrawn revolving loans, other credit facilities and capital commitments totaling $10,846 and $8,352 as of December 31, 2018 and 2017, respectively. Such outstanding commitments are summarized in the following table:

	December 31, 2018				December 31, 2017
Portfolio Company — Investment	Total Commitment		Unfunded Commitment		Total Commitment	Unfunded Commitment
American AllWaste LLC (dba WasteWater Transport Services) — Delayed Draw Commitment — Term Loan-B	$3,000		$2,276		$—	$—
B&B Roadway and Security Solutions, LLC — Common Equity (Units)	133		133		—	—
FDS Avionics Corp. (dba Flight Display Systems) — Revolving Loan	250		50		—	—
Mesa Line Services, LLC — Delayed Draw Term Loan Commitment	4,000		3,160		4,000	4,000
Oaktree Medical Centre, P.C. (dba Pain Management Associates) — Senior Secured Revolving Loan	—		—		2,500	—
Rhino Assembly Company, LLC — Delayed Draw Commitment	875		875		1,500	1,500
Safety Products Group, LLC — Common Equity (Units)	2,852	(1)	2,852	(1)	2,852	2,852
UBEO, LLC — Delayed Draw Term Loan Commitment	1,500		1,500		—	—

Total	$12,610		$10,846		$10,852	$8,352

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

Common Stock ATM Program

On August 21, 2014, the Company entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which the Company could sell, by means of at-the-market offerings from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50,000 (the “ATM Program”). There were no issuances of common stock under the ATM program during years ended December 31, 2018, 2017, and 2016.

Stock Repurchase Program

As described in Note 2, the Company has Stock Repurchase Program under which the Company may acquire up to $5,000 of its outstanding common stock. During the year ended December 31, 2018, the Company repurchased 44,821 shares of common stock on the open market for $582. The Company did not make any repurchases of common stock during the years ended December 31, 2017 and 2016. The Company’s NAV per share increased by approximately $0.01 for the year ended December 31, 2018 as a result of the share repurchases. The following table summarizes the Company’s share repurchases under the Stock Repurchase Program for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
Repurchases of Common Stock	2018	2017	2016
Number of shares repurchased	44,821	—	—
Cost of shares repurchased, including commissions	$582	$—	$—
Weighted average price per share	$12.94	$—	$—
Weighted average discount to net asset value at quarter end prior to repurchases	19.4%	N/A	N/A

See Note 9 for additional information regarding the issuance of shares under the DRIP.

As of December 31, 2018 and 2017, the Company had 24,463,119 and 24,507,940 shares of common stock outstanding, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except shares and per share data)

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the last three fiscal years.

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distribution	Cash Distribution	DRIP Shares Value		DRIP Shares		DRIP Share Issue Price
Fiscal Year Ended December 31, 2016:
2/16/2016	3/11/2016	3/25/2016	$0.39	$6,357	$6,177	$180		11,631		$15.49
5/2/2016	6/10/2016	6/24/2016	0.39	7,337	7,143	194		12,722		15.25
8/1/2016	9/9/2016	9/23/2016	0.39	7,488	7,293	195		12,340		15.76
11/1/2016	12/2/2016	12/16/2016	0.39	8,585	8,386	199		12,381		16.08
11/1/2016(1)	12/2/2016	12/16/2016	0.04	880	860	20		1,270		16.08

			$1.60	$30,647	$29,859	$788		50,344

Fiscal Year Ended December 31, 2017:
2/14/2017	3/10/2017	3/24/2017	$0.39	$8,754	$8,556	$198		11,500		$17.17
5/1/2017	6/9/2017	6/23/2017	0.39	8,758	8,582	176		10,548		16.74
7/31/2017	9/8/2017	9/22/2017	0.39	9,548	9,353	195		12,256		15.90
10/30/2017	12/20/2017	12/27/2017	0.39	9,552	9,343	209		13,659		15.30
10/30/2017(1)	12/20/2017	12/27/2017	0.04	980	959	21		1,401		15.30

			$1.60	$37,592	$36,793	$799		49,364

Fiscal Year Ended December 31, 2018:
2/13/2018	3/9/2018	3/23/2018	$0.39	$9,558	$9,558	$—	(2)	—	(2)	$—
4/30/2018	6/8/2018	6/22/2018	0.39	9,541	9,541	—	(2)	—	(2)	—
7/30/2018	9/7/2018	9/21/2018	0.39	9,540	9,540	—	(2)	—	(2)	—
10/30/2018	12/7/2018	12/21/2018	0.39	9,541	9,541	—	(2)	—	(2)	—
10/30/2018(1)	12/7/2018	12/21/2018	0.04	978	978	—	(2)	—	(2)	—

			$1.60	$39,158	$39,158	$—		—

(1)	Special dividend.
(2)

During the year ended December 31, 2018, the Company directed the DRIP program plan administrator to repurchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock in lieu of issuing new shares. Accordingly, the Company purchased and reissued shares to satisfy the DRIP obligation as follows:

Period	Number of Shares Purchased and Reissued	Average Price Paid Per Share	Total Amount Paid
January 1, 2018 through March 31, 2018	16,503	$12.97	$214
April 1, 2018 through June 30, 2018	16,216	14.48	235
July 1, 2018 through September 30, 2018	16,207	14.83	240
October 1, 2018 through December 31, 2018	29,152	11.85	346

Total	78,078	$13.25	$1,035

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except shares and per share data)

Note 10. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2018, 2017, 2016, 2015 and 2014:

	Years Ended December 31,
	2018	2017	2016	2015	2014
Per share data:
Net asset value at beginning of period	$16.05	$15.76	$15.17	$15.16	$15.35
Net investment income (1)	1.42	1.43	1.45	1.64	1.62
Net realized gain (loss) on investments, net of tax (provision) (1)	(0.45)	0.67	(0.77)	0.58	(1.18)
Net unrealized appreciation (depreciation) on investments (1)	1.05	(0.23)	1.59	(0.62)	0.92

Total increase from investment operations (1)	2.02	1.87	2.27	1.60	1.36
Accretive (dilutive) effect of share issuances and repurchases	0.01	0.02	(0.05)	0.02	0.19
Dividends to stockholders	(1.60)	(1.60)	(1.60)	(1.60)	(1.72)
Other (2)	(0.01)	—	(0.03)	(0.01)	(0.02)

Net asset value at end of period	$16.47	$16.05	$15.76	$15.17	$15.16

Market value at end of period	$11.69	$15.18	$15.73	$13.69	$14.85

Shares outstanding at end of period	24,463,119	24,507,940	22,446,076	16,300,732	16,051,037
Weighted average shares outstanding during the period	24,471,730	23,527,188	18,283,715	16,201,449	14,346,438
Net assets at end of period	$402,985	$393,273	$353,785	$247,362	$243,263
Average net assets (6)	$398,440	$376,292	$289,453	$245,705	$222,736
Ratios to average net assets:
Total expenses (4)(8)	10.3%	9.2%	11.5%	11.1%	10.1%
Net investment income (5)	8.7%	8.9%	9.2%	10.8%	10.5%
Total return (3)	(12.5%)	6.7%	26.6%	3.0%	(23.8%)
Portfolio turnover ratio	29.5%	29.5%	29.3%	22.5%	18.9%
Supplemental Data:
Average debt outstanding (7)	$271,560	$219,920	$221,200	$199,340	$152,700
Average debt per share (1)	$11.10	$9.35	$12.10	$12.30	$10.64

(1)	Weighted average per share data.
(2)

Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

(3)

The total return for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 equals the change in the market value of the Company’s common stock per share during the period plus dividends paid per share during the period, divided by the market value per share at the beginning of the period.

(4)

The total expenses to average net assets ratio is calculated using the total expenses caption as presented on the consolidated statements of operations, which includes incentive fee and excludes the income tax provision.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except shares and per share data)

(5)	The net investment income to average net assets ratio is calculated using the net investment income caption as presented on the consolidated statements of operations, which includes incentive fee.
(6)	Average net assets is calculated as the average of the net asset balances as of each quarter end during the fiscal year and the prior year end.
(7)	Average debt outstanding is calculated as the average of the outstanding debt balances as of each quarter end during the fiscal year and the prior year end.
(8)	The following is a schedule of supplemental expense ratios to average net assets:

	Years Ended December 31,
Ratio to average net assets:	2018	2017	2016	2015	2014
Expenses other than incentive fee	7.2%	6.3%	7.9%	8.5%	7.9%
Incentive fee	3.1%	2.9%	3.6%	2.6%	2.2%

Total expenses (4)	10.3%	9.2%	11.5%	11.1%	10.1%

Note 11. Selected Quarterly Financial Data (unaudited)

	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total investment income	$18,233	$18,112	$17,872	$22,208
Net investment income	7,377	8,958	7,481	10,945
Net increase in net assets from operations	15,025	7,644	14,801	11,982
Net investment income per share	$0.30	$0.37	$0.31	$0.45
Net increase in net assets from operations per share	$0.61	$0.31	$0.61	$0.49
Net asset value per share at end of period	$16.28	$16.20	$16.41	$16.47

	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total investment income	$16,228	$17,271	$18,048	$17,068
Net investment income	7,859	8,942	9,189	7,687
Net increase in net assets from operations	9,532	9,957	12,055	12,407
Net investment income per share	$0.35	$0.39	$0.38	$0.31
Net increase in net assets from operations per share	$0.42	$0.44	$0.49	$0.51
Net asset value per share at end of period	$15.80	$15.87	$15.97	$16.05

Note 12. Income Taxes

The Company has elected to be treated for federal income tax purposes as a RIC, whereby the Company generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that the Company distributes to its stockholders as dividends. The Company must generally distribute at least 90% of its investment company taxable income to maintain its RIC status. As part of maintaining RIC status, undistributed taxable income pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the later of the due date for filing of the federal income tax return (including extensions) for the prior year or the 15th day of the 10th month following the prior tax year. Such taxable income carried forward to the next tax year will be subject to excise tax equal to 4% of the amount by which (i) 98% of the Company’s ordinary income recognized during a calendar year and (ii) 98.2% of the

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except shares and per share data)

Company’s long term capital gains, as defined by Subchapter M of the Code, recognized for the one year period ending October 31st of a calendar year exceeds the respective distributions for the year. Excise tax is included as a component of income tax provision and income tax (provision) on realized gains on investments, depending on the character of the underlying taxable income (ordinary or capital gains), on the consolidated statements of operations.

The Taxable Subsidiaries hold certain portfolio investments for the Company. The Taxable Subsidiaries are consolidated for financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in the Company’s consolidated financial statements. The principal purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies which are “pass through” entities for federal income tax purposes in order to comply with the “source-of-income” requirements contained in the RIC tax provisions of Subchapter M of the Code. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal corporate income tax purposes, and each Taxable Subsidiary is subject to U.S. federal corporate income tax on its taxable income. The Company classifies interest and penalties, if any, as a component of income tax provision on the consolidated statements of operations. Income tax expense at the Taxable Subsidiaries is included as a component of the income tax provisions, depending on the character of the underlying taxable income (ordinary or capital gains), on the consolidated statements of operations.

The Company and the Taxable Subsidiaries are also subject to various state and local income taxes.

The following table is a reconciliation of net increase in net assets resulting from operations on the consolidated statements of operations to taxable income and to total distributions declared to common stockholders for the years ended December 31, 2018, 2017 and 2016.

	2018 (1)	2017	2016
Net increase in net assets resulting from operations	$49,452	$43,951	$41,570
Net change in unrealized (appreciation) depreciation on investments	(25,718)	5,426	(29,009)
Permanent book income and tax income differences	3,936	1,999	(5)
Temporary book income and tax income differences	(2,868)	(170)	6,562
Capital loss carry forward (utilization)	17,606	(11,968)	9,017

Taxable income	42,408	39,238	28,135
Taxable income earned in prior year and carried forward for distribution in current year	14,005	12,359	14,871
Taxable income earned in current period and carried forward for distribution in following year	(17,255)	(14,005)	(12,359)

Total distributions to common stockholders	$39,158	$37,592	$30,647

(1)

The Company’s taxable income for 2018 is an estimate and will not be finalized until the Company files its 2018 federal income tax returns in 2019. Therefore, the Company’s actual taxable income, and the Company’s actual taxable income that was earned in 2018 and carried forward for distribution in 2019, may be different than this estimate.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except shares and per share data)

For tax purposes, distributions paid to stockholders are reported as ordinary income, long term capital gains and return of capital, or a combination thereof. The tax character of distributions paid for the years ended December 31, 2018, 2017 and 2016 was as follows:

	2018	2017	2016
Ordinary income	$39,158	$37,592	$30,647
Long term capital gains	—	—	—
Return of capital	—	—	—

Total distributions to common stockholders	$39,158	$37,592	$30,647

The Company estimates that it generated undistributed ordinary taxable income of approximately $17,255, or a total of $0.71 per share, during 2018 that will be carried forward and distributed in 2019. Ordinary dividend distributions from a RIC do not qualify for the preferential federal income tax rate on dividend income from certain domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations.

The Company may distribute a portion of its realized net long term capital gains in excess of realized net short term capital losses to its stockholders, but may also decide to retain a portion, or all, of its net capital gains and elect to make a “deemed distribution” to its stockholders. For the years ended December 31, 2018, 2017 and 2016, the Company did not elect to designate retained net capital gains as a deemed distribution.

As of December 31, 2018 and 2017, the tax basis components of distributable earnings were as follows:

	December 31, 2018 (1)	December 31, 2017
Undistributed ordinary income	$17,255	$14,005
Undistributed long term capital gains	—	—
Unrealized appreciation (depreciation) (2)	44,736	19,018
Temporary book/tax differences	(2,499)	(5,367)
Capital loss carry forward	(22,809)	(5,203)

Total distributable earnings	$36,683	$22,453

(1)

The Company’s distributable earnings for 2018 is an estimate and will not be finally determined until the Company files its 2018 federal income tax returns in 2019. Therefore, the Company’s actual distributable earnings may be different than this estimate.

(2)

In addition, there is net unrealized appreciation (depreciation) of $(504) and $(504) included in additional paid-in capital as of December 31, 2018 and 2017, respectively, that was recognized prior to the IPO.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except shares and per share data)

For federal income tax purposes, the cost of investments owned at December 31, 2018 and 2017 was approximately $596,847 and $577,034, respectively.

	December 31, 2018 (1)	December 31, 2017
Tax-basis amortized cost of investments	$596,847	$577,034
Tax-basis gross unrealized appreciation on investments	70,999	47,001
Tax-basis gross unrealized depreciation on investments	(24,864)	(27,727)

Tax-basis net unrealized appreciation on investments	46,135	19,274

Fair value of investments	$642,982	$596,308

(1)

The Company’s tax-basis amortized cost of investments for 2018 is an estimate and will not be finally determined until 2019 when the Company receives the relevant tax forms from portfolio companies with equity investments. Therefore, the Company’s actual tax-basis amortized cost of investments may be different than this estimate.

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These permanent book-to-tax differences are reclassified on the consolidated statements of changes in net assets to reflect their tax character but have no impact on total net assets. The following permanent book-to-tax differences were reclassified on the consolidated statements of changes in net assets for the years ended December 31, 2018, 2017 and 2016. In 2018, the Company adopted SEC Final Rule Release No. 33-10532, Disclosure Update and Simplification, pursuant to which certain presentation changes are reflected in the consolidated statements of assets and liabilities and the consolidated statements of changes in net assets. Certain amounts from 2017 and 2016 have been retrospectively reclassified to conform to the current year presentation resulting from the adoption of the amended rule.

	2018 (1)	2017	2016
Additional paid-in capital (2)	$(3,936)	$(2,500)	$(1,633)
Total distributable earnings	3,936	2,500	1,633

(1)

The Company’s permanent book-to-tax reclassifications for 2018 are an estimate and will not be finalized until the Company files its 2018 federal income tax returns in 2019. Therefore, the Company’s actual permanent book-to-tax reclassifications may be different than this estimate. The Company adjusts such reclassifications in the following years when finalized, and such adjustments are reflected in the consolidated statements of changes in net assets and the consolidated statements of assets and liabilities.

(2)	Includes the reversal of unrealized (appreciation) depreciation that was recognized prior to the IPO of zero, $(501) and $(1,638) for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 13. Subsequent Events

On January 3, 2019, the Company invested $17,000 in subordinated debt, common equity and preferred equity, and made a commitment for up to $11,000 of additional subordinated debt, of BCM One Group Holdings, Inc., a provider of managed technology solutions and services.

On January 3, 2019, the Company exited its debt investments in Gurobi Optimization, LLC. The Company received payment in full of $20,400 on its subordinated debt, which includes a prepayment penalty.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except shares and per share data)

On January 28, 2019, the Company exited its existing debt and equity investments in K2 Industrial Services, Inc. The Company received payment in full on its Tranche A and A-1 notes, including prepayment penalties, and recognized a loss of approximately $1,268 on its equity investment. The Company converted its remaining Tranche B note into a new debt security of K2 Merger Agreement Agent, LLC (the residual escrow entity).

On January 28, 2019, the Company invested $18,375 in subordinated debt and common equity of BCC Group Holdings, Inc., a leading provider of software and data solutions designed to enhance direct mail processing.

On January 31, 2019, the Board declared a regular quarterly dividend of $0.39 per share payable on March 22, 2019 to stockholders of record as of March 8, 2019.

On February 1, 2019, the Company exited its debt investment in Fiber Materials, Inc. The Company received payment in full of $4,044 on its second lien debt.

On February 1, 2019, the Company exited its debt investment in Tile Redi, LLC. The Company received payment in full of $10,194 on its first lien debt.

On February 7, 2019, the Company invested $10,500 in first lien debt and common equity of Diversified Search, LLC, a leading multi-practice retained executive search firm.

On February 8, 2019, the Company closed the public offering of approximately $60,000 in aggregate principal amount of its 6.000% notes due 2024, or the “2024 Notes.” On February 19, 2019, the underwriters exercised their option to purchase an additional $9,000 in aggregate principal of the 2024 Notes. The total net proceeds to us from the 2024 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of approximately $2,070 and estimated offering expenses of $400, were approximately $66,530.

The 2024 Notes will mature on February 15, 2024 and bear interest at a rate of 6.000%. The 2024 Notes are unsecured obligations and rank pari passu with the Company’s future unsecured indebtedness, including the Company’s Public Notes; effectively subordinated to all of the Company’s existing and future secured indebtedness; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, financing vehicles, or similar facilities the Company may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. The 2024 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after February 15, 2021. Interest on the 2024 Notes is payable quarterly on February 15, May 15, August 15 and November 15 of each year, beginning May 15, 2019. The 2024 Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSZ.” The Company may from time to time repurchase 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of February 26, 2019, the outstanding principal balance of the 2024 Notes was approximately $69,000.

The indenture governing the 2024 Notes, or the “Indenture,” contains certain covenants, including covenants (i) requiring our compliance with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time, whether or not we continue to be subject to such provisions of the 1940 Act; (ii) requiring our compliance, under certain circumstances, with a modified version of the requirements set forth in Section 18(a)(1)(B) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time, whether or not we continue to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements—(Continued)

(in thousands, except shares and per share data)

distribution upon any class of our capital stock (except to the extent necessary for us to maintain its treatment as a RIC under Subchapter M of the Code), or purchasing any such capital stock, if our asset coverage, as defined in the 1940 Act, were below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; and (iii) requiring us to provide financial information to the holders of the 2024 Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture.

On February 28, 2019, the Company repaid $19,750 of SBA debentures with a weighted average interest rate of 3.1% which would have matured on dates ranging from September 1, 2021 to March 1, 2025.

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

Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Attestation Report of the Registered Public Accounting Firm

Our internal control over financial reporting as of December 31, 2018 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of Part II of this Annual Report under the heading Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

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

(2) Financial Statement Schedules

None.

(3) Exhibits

Unless otherwise noted, the following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

3.2	Bylaws of the Registrant (Filed as Exhibit (b)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

4.1	Form of Stock Certificate of the Registrant (Filed as Exhibit (d) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

4.2	Agreement to Furnish Certain Instruments (Filed as Exhibit (f)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

4.3	Form of Indenture (Filed as Exhibit (d)(5) to Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-202531) filed with the Securities and Exchange Commission on April 29, 2016 and incorporated herein by reference).

4.4	First Supplemental Indenture dated as of February 2, 2018, between Fidus Investment Corporation and U.S. Bank National Association, as trustee, including the form of global note attached thereto (Filed as Exhibit (d)(9) to Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form N-2 (File No. 333-202531) filed with the Securities and Exchange Commission on April 18, 2017 and incorporated herein by reference).

Exhibit Number	Description

4.5	Form of 5.875% Notes due 2023 (incorporated by reference to Exhibit 4.4 hereto and Exhibit A therein)

4.6	Second Supplemental Indenture dated as of February 8, 2019, between Fidus Investment Corporation and U.S. Bank National Association, as trustee, including the form of global note attached thereto (Filed as Exhibit (d)(11) to the Registrant’s post-effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-223350) filed with the Securities and Exchange Commission on May 1, 2018 and incorporated herein by reference).

4.7	Form of 6.00% Notes due 2024 (incorporated by reference to Exhibit 4.6 hereto and Exhibit A therein)

10.1	Investment Advisory and Management Agreement between Registrant and Fidus Investment Advisors, LLC (Filed as Exhibit (g) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

10.2	Custody Agreement (Filed as Exhibit (j) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

10.3	Administration Agreement between Registrant and Fidus Investment Advisors, LLC (Filed as Exhibit (k)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

10.4	Trademark License Agreement between Registrant and Fidus Partners, LLC (Filed as Exhibit (k)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

10.5†	Form of Indemnification Agreement by and between Registrant and each of its directors (Filed as Exhibit (k)(3) to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on June 10, 2011 and incorporated herein by reference).

10.6	Dividend Reinvestment Plan (Filed as Exhibit (e) to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-182785) filed with the U.S. Securities and Exchange Commission on August 27, 2012 and incorporated herein by reference).

10.7	First Amendment to Investment Advisory and Management Agreement between Registrant and Fidus Investment Advisors, LLC (Filed as exhibit 10.7 to the Registrant’s annual report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 6, 2014 and incorporated herein by reference).

10.8	Senior Secured Revolving Credit Agreement, dated June 16, 2014, by and among the Registrant, the lenders party thereto and ING Capital LLC, as Administrative Agent, (Filed as exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 20, 2014 and incorporated herein by reference).

10.9	Amendment No. 1, dated December 19, 2014, to the Senior Secured Revolving Credit Agreement dated June 16, 2014, by and among the Registrant, the lenders party thereto and ING Capital LLC as Administrative Agent filed as exhibit 10.1 to the Registrant’s current report on Form 8-K (Filed with the U.S. Securities and Exchange Commission on December 22, 2014 and incorporated herein by reference).

Exhibit Number	Description

10.10	Amendment No. 2, dated December 29, 2017, to the Senior Secured Revolving Credit Agreement dated June 16, 2014, by and among the Registrant, the lenders party thereto and ING Capital LLC as Administrative Agent filed as exhibit 10.1 to the Registrant’s current report on Form 8-K (Filed with the U.S. Securities and Exchange Commission on January 2, 2018 and incorporated herein by reference).

10.11	Incremental Commitment Agreement to Senior Secured Revolving Credit Agreement, dated June 5, 2018 by and among the Registrant, the subsidiary guarantors party thereto and ING Capital LLC as Administrative Agent and increasing lender (Filed as exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 5, 2018 and incorporated herein by reference).

10.12	Amendment No. 3 and Incremental Commitment Agreement to Senior Secured Revolving Credit Agreement, dated October 19, 2018, to the Senior Secured Revolving Credit Agreement dated June 16, 2014, by and among the Registrant, the lenders party thereto, TIAA, FSB, as increasing lender and a lender and ING Capital LLC as Administrative Agent and a lender (Filed as exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 19, 2018 and incorporated herein by reference).

14.1	Code of Business Conduct of the Registrant (Filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00861) filed with the U.S. Securities and Exchange Commission on March 8, 2012 and incorporated herein by reference).

21.1	List of Subsidiaries (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

†	Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDUS INVESTMENT CORPORATION A Maryland Corporation

Date: February 28, 2019

/s/ EDWARD H. ROSS
Name:	Edward H. Ross
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ EDWARD H. ROSS Edward H. Ross	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2019

/s/ THOMAS C. LAUER Thomas C. Lauer	President and Director	February 28, 2019

/s/ SHELBY E. SHERARD Shelby E. Sherard	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2019

/s/ RAYMOND L. ANSTISS, JR. Raymond L. Anstiss, Jr.	Director	February 28, 2019

/s/ CHARLES D. HYMAN Charles D. Hyman	Director	February 28, 2019

/s/ JOHN A. MAZZARINO John A. Mazzarino	Director	February 28, 2019

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

3.2	Bylaws of the Registrant (Filed as Exhibit (b)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

4.1	Form of Stock Certificate of the Registrant (Filed as Exhibit (d) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

4.2	Agreement to Furnish Certain Instruments (Filed as Exhibit (f)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

4.3	Form of Indenture (Filed as Exhibit (d)(5) to Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-202531) filed with the Securities and Exchange Commission on April 29, 2016 and incorporated herein by reference).

4.4	First Supplemental Indenture dated as of February 2, 2018, between Fidus Investment Corporation and U.S. Bank National Association, as trustee, including the form of global note attached thereto (Filed as Exhibit (d)(9) to Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form N-2 (File No. 333-202531) filed with the Securities and Exchange Commission on April 18, 2017 and incorporated herein by reference).

4.5	Form of 5.875% Notes due 2023 (incorporated by reference to Exhibit 4.4 hereto and Exhibit A therein)

4.6	Second Supplemental Indenture dated as of February 8, 2019, between Fidus Investment Corporation and U.S. Bank National Association, as trustee, including the form of global note attached thereto (Filed as Exhibit (d)(11) to the Registrant’s post-effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-223350) filed with the Securities and Exchange Commission on May 1, 2018 and incorporated herein by reference).

4.7	Form of 6.00% Notes due 2024 (incorporated by reference to Exhibit 4.6 hereto and Exhibit A therein)

10.1	Investment Advisory and Management Agreement between Registrant and Fidus Investment Advisors, LLC (Filed as Exhibit (g) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

10.2	Custody Agreement (Filed as Exhibit (j) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

10.3	Administration Agreement between Registrant and Fidus Investment Advisors, LLC (Filed as Exhibit (k)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

Exhibit Number	Description

10.4	Trademark License Agreement between Registrant and Fidus Partners, LLC (Filed as Exhibit (k)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

10.5†	Form of Indemnification Agreement by and between Registrant and each of its directors (Filed as Exhibit (k)(3) to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on June 10, 2011 and incorporated herein by reference).

10.6	Dividend Reinvestment Plan (Filed as Exhibit (e) to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-182785) filed with the U.S. Securities and Exchange Commission on August 27, 2012 and incorporated herein by reference).

10.7	First Amendment to Investment Advisory and Management Agreement between Registrant and Fidus Investment Advisors, LLC filed as exhibit 10.7 to the Registrant’s annual report on Form 10-K, (Filed with the U.S. Securities and Exchange Commission on March 6, 2014 and incorporated herein by reference).

10.8	Senior Secured Revolving Credit Agreement, dated June 16, 2014, by and among the Registrant, the lenders party thereto and ING Capital LLC, as Administrative Agent, (Filed as exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 20, 2014 and incorporated herein by reference).

10.9	Amendment No. 1, dated December 19, 2014, to the Senior Secured Revolving Credit Agreement dated June 16, 2014, by and among the Registrant, the lenders party thereto and ING Capital LLC as Administrative Agent filed as exhibit 10.1 to the Registrant’s current report on Form 8-K (Filed with the U.S. Securities and Exchange Commission on December 22, 2014 and incorporated herein by reference).

10.10	Amendment No. 2, dated December 29, 2017, to the Senior Secured Revolving Credit Agreement dated June 16, 2014, by and among the Registrant, the lenders party thereto and ING Capital LLC as Administrative Agent filed as exhibit 10.1 to the Registrant’s current report on Form 8-K (Filed with the U.S. Securities and Exchange Commission on January 2, 2018 and incorporated herein by reference).

10.11	Incremental Commitment Agreement to Senior Secured Revolving Credit Agreement, dated June 5, 2018 by and among the Registrant, the subsidiary guarantors party thereto and ING Capital LLC as Administrative Agent and increasing lender filed as exhibit 10.1 to the Registrant’s current report on Form 8-K (Filed with the U.S. Securities and Exchange Commission on June 5, 2018 and incorporated herein by reference).

10.12	Amendment No. 3 and Incremental Commitment Agreement to Senior Secured Revolving Credit Agreement, dated October 19, 2018, to the Senior Secured Revolving Credit Agreement dated June 16, 2014, by and among the Registrant, the lenders party thereto, TIAA, FSB, as increasing lender and a lender and ING Capital LLC as Administrative Agent and a lender (Filed as exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 19, 2018 and incorporated herein by reference).

14.1	Code of Business Conduct of the Registrant (Filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00861) filed with the U.S. Securities and Exchange Commission on March 8, 2012 and incorporated herein by reference).

21.1	List of Subsidiaries (filed herewith).

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

†	Denotes a management contract or compensatory plan, contract or arrangement.