Form 10-Q
period 2019-03-31
FIDUS INVESTMENT Corp
filed 2019-05-02
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Global Select Market (trading symbol: FDUS)
5.875% Notes due 2023	The NASDAQ Global Select Market (trading symbol: FDUSL)
6.000% Notes due 2024	The NASDAQ Global Select Market (trading symbol: FDUSZ)

As of April 30, 2019, the Registrant had outstanding 24,463,119 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	March 31, 2019 (unaudited)	December 31, 2018
ASSETS
Investments, at fair value
Control investments (cost: $7,338 and $22,697, respectively)	$5,098	$18,820
Affiliate investments (cost: $66,636 and $70,924, respectively)	121,522	123,051
Non-control/non-affiliate investments (cost: $548,730 and $505,129, respectively)	543,861	501,111

Total investments, at fair value (cost: $622,704 and $598,750, respectively)	670,481	642,982
Cash and cash equivalents	26,209	42,015
Interest receivable	7,308	7,528
Prepaid expenses and other assets	851	1,351

Total assets	$704,849	$693,876

LIABILITIES

SBA debentures, net of deferred financing costs (Note 6)	$167,332	$186,734
Public Notes, net of deferred financing costs (Note 6)	115,087	48,411
Borrowings under Credit Facility, net of deferred financing costs (Note 6)	(84)	36,358
Accrued interest and fees payable	1,717	2,812
Base management fee payable – due to affiliate	2,871	2,927
Income incentive fee payable – due to affiliate	2,485	2,785
Capital gains incentive fee payable – due to affiliate	9,770	9,415
Administration fee payable and other – due to affiliate	375	474
Taxes payable	215	803
Accounts payable and other liabilities	265	172

Total liabilities	300,033	290,891

Commitments and contingencies (Note 7)

NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 24,463,119 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	24	24
Additional paid-in capital	366,278	366,278
Total distributable earnings	38,514	36,683

Total net assets	404,816	402,985

Total liabilities and net assets	$704,849	$693,876

Net asset value per common share	$16.55	$16.47

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

(in thousands, except shares and per share data)

	Three Months Ended March 31,
	2019	2018
Investment Income:
Interest income
Control investments	$282	$57
Affiliate investments	1,520	1,655
Non-control/non-affiliate investments	13,450	13,023

Total interest income	15,252	14,735
Payment-in-kind interest income
Control investments	1,237	153
Affiliate investments	83	400
Non-control/non-affiliate investments	1,310	1,126

Total payment-in-kind interest income	2,630	1,679
Dividend income
Control investments	—	—
Affiliate investments	368	444
Non-control/non-affiliate investments	(73)	(106)

Total dividend income	295	338
Fee income
Control investments	349	—
Affiliate investments	22	(4)
Non-control/non-affiliate investments	1,728	1,441

Total fee income	2,099	1,437
Interest on idle funds and other income	54	44

Total investment income	20,330	18,233

Expenses:
Interest and financing expenses	3,724	2,932
Base management fee	2,871	2,685
Incentive fee - income	2,485	2,224
Incentive fee - capital gains	355	1,530
Administrative service expenses	399	399
Professional fees	590	510
Other general and administrative expenses	305	295

Total expenses	10,729	10,575

Net investment income before income taxes	9,601	7,658
Income tax provision (benefit)	2	131

Net investment income	9,599	7,527

Net realized and unrealized gains (losses) on investments:
Net realized gains (losses):
Control investments	(1,268)	—
Affiliate investments	35	6,973
Non-control/non-affiliate investments	(358)	305

Total net realized gain (loss) on investments	(1,591)	7,278

Income tax (provision) benefit from realized gains on investments	8	(1,747)
Net change in unrealized appreciation (depreciation):
Control investments	1,637	73
Affiliate investments	2,759	6,385
Non-control/non-affiliate investments	(851)	(4,341)

Total net change in unrealized appreciation (depreciation) on investments	3,545	2,117

Net gain on investments	1,962	7,648
Realized losses on extinguishment of debt	(189)	(150)

Net increase in net assets resulting from operations	$11,372	$15,025

Per common share data:
Net investment income per share-basic and diluted	$0.39	$0.31

Net increase in net assets resulting from operations per share — basic and diluted	$0.46	$0.61

Dividends declared per share	$0.39	$0.39

Weighted average number of shares outstanding — basic and diluted	24,463,119	24,498,041

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except shares)

	Common Stock		Additional	Total
	Number of	Par	paid-in	distributable	Total net
	shares	value	capital	earnings	assets
Balances at December 31, 2017	24,507,940	$24	$370,796	$22,453	$393,273
Repurchases of common stock under Stock Repurchase Program (Note 8)	(44,821)	—	(582)	—	(582)
Net investment income	—	—	—	7,527	7,527
Net realized gain (loss) on investments, net of taxes	—	—	—	5,531	5,531
Net unrealized appreciation (depreciation) on investments	—	—	—	2,117	2,117
Realized losses on extinguishment of debt	—	—	—	(150)	(150)
Dividends declared	—	—	—	(9,558)	(9,558)

Balances at March 31, 2018	24,463,119	$24	$370,214	$27,920	$398,158

Balances at December 31, 2018	24,463,119	$24	$366,278	$36,683	$402,985
Net investment income	—	—	—	9,599	9,599
Net realized gain (loss) on investments, net of taxes	—	—	—	(1,583)	(1,583)
Net unrealized appreciation (depreciation) on investments	—	—	—	3,545	3,545
Realized losses on extinguishment of debt	—	—	—	(189)	(189)
Dividends declared	—	—	—	(9,541)	(9,541)

Balances at March 31, 2019	24,463,119	$24	$366,278	$38,514	$404,816

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$11,372	$15,025
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used for) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(3,545)	(2,117)
Net realized (gain) loss on investments	1,591	(7,278)
Interest and dividend income paid-in-kind	(2,630)	(1,724)
Accretion of original issue discount	(13)	(57)
Accretion of loan origination fees	(367)	(214)
Purchase of investments	(80,473)	(60,913)
Proceeds from sales and repayments of investments	57,352	36,093
Proceeds from loan origination fees	586	323
Realized losses on extinguishment of debt	189	150
Amortization of deferred financing costs	415	317
Changes in operating assets and liabilities:
Interest receivable	220	1,256
Prepaid expenses and other assets	482	(293)
Accrued interest and fees payable	(1,095)	(1,662)
Base management fee payable – due to affiliate	(56)	99
Income incentive fee payable – due to affiliate	(300)	70
Capital gains incentive fee payable – due to affiliate	355	1,530
Administration fee payable and other – due to affiliate	(99)	(137)
Taxes payable	(588)	1,635
Accounts payable and other liabilities	93	122

Net cash provided by (used for) operating activities	(16,511)	(17,775)

Cash Flows from Financing Activities:
Proceeds received from SBA debentures	—	27,000
Repayments of SBA debentures	(19,750)	(43,800)
Proceeds received from issuance of Public Notes	69,000	50,000
Proceeds received from (repayments of) borrowings under Credit Facility, net	(36,500)	(11,500)
Payment of deferred financing costs	(2,504)	(2,560)
Dividends paid to stockholders, including expenses	(9,541)	(9,558)
Repurchases of common stock under Stock Repurchase Program	—	(582)

Net cash provided by (used for) financing activities	705	9,000

Net increase (decrease) in cash and cash equivalents	(15,806)	(8,775)
Cash and cash equivalents:
Beginning of period	42,015	41,572

End of period	$26,209	$32,797

Supplemental disclosure of cash flow information:
Cash payments for interest	$4,404	$4,277
Cash payments for taxes, net of tax refunds received	$582	$243

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

March 31, 2019

(in thousands, except shares)

Portfolio Company (a)(b)		Rate (d)		Principal		Fair	Percent of
Investment Type (c)	Industry	Cash/PIK	Maturity	Amount	Cost	Value (e)	Net Assets
Control Investments (t)
FDS Avionics Corp. (dba Flight Display Systems)	Aerospace & Defense Manufacturing
Second Lien Debt		4.00%/11.00%	4/1/2020	$6,373	$6,369	$4,877
Revolving Loan ($50 commitment)		4.00%/11.00%	4/1/2020	221	221	221
Common Equity (7,478 shares) (j)					748	—

					7,338	5,098	1%

Total Control Investments					$7,338	$5,098	1%

Affiliate Investments (l)
FAR Research Inc. (n)	Specialty Chemicals
Common Equity (1,396 units)					$—	$46	0%

Fiber Materials, Inc.	Aerospace & Defense Manufacturing
Common Equity (10 units)					645	2,900	1%

Medsurant Holdings, LLC	Healthcare Services
Second Lien Debt		13.00%/0.00%	6/30/2020	8,823	8,799	8,823
Preferred Equity (126,662 units) (h)					1,345	2,126
Warrant (505,176 units) (h)(m)					4,516	7,671

					14,660	18,620	5%
Microbiology Research Associates, Inc.	Healthcare Services
Subordinated Debt		11.00%/1.50%	3/13/2022	8,830	8,817	8,225
Common Equity (1,625,731 units) (j)					1,939	1,944

					10,756	10,169	2%
Mirage Trailers LLC	Utility Equipment Manufacturing
Second Lien Debt (k)(f)		13.98%/1.50%	11/25/2020	6,131	6,102	6,131
Common Equity (2,500,000 shares) (g)					2,180	3,154

					8,282	9,285	2%
Pfanstiehl, Inc.	Healthcare Products
Subordinated Debt		10.50%/0.00%	9/29/2022	6,208	6,198	6,208
Common Equity (8,500 units) (j)					850	15,348

					7,048	21,556	5%
Pinnergy, Ltd.	Oil & Gas Services
Second Lien Debt (k)		12.00%/0.00%	1/24/2020	4,000	3,995	4,000
Common Equity - Class A-2 (42,500 units) (k)					3,000	36,535
Common Equity - Class B (1,000 units) (k)					3,000	3,000

					9,995	43,535	11%
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Second Lien Debt		12.00%/1.50%	5/12/2021	7,581	7,568	7,581
Common Equity (1,000,000 units)					1,000	1,485

					8,568	9,066	2%
Trantech Radiator Products, Inc.	Utility Equipment Manufacturing
Second Lien Debt (j)		13.75%/0.00%	12/31/2019	5,994	5,994	5,994
Common Equity (6,875 shares) (j)					688	351

					6,682	6,345	2%

Total Affiliate Investments					$66,636	$121,522	30%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

March 31, 2019

(in thousands, except shares)

Portfolio Company (a)(b)		Rate (d)		Principal		Fair	Percent of
Investment Type (c)	Industry	Cash/PIK	Maturity	Amount	Cost	Value (e)	Net Assets
Non-control/Non-affiliate Investments
Accent Food Services, LLC	Vending Equipment Manufacturing
Second Lien Debt (k)		10.00%/5.00%	5/30/2022	$30,687	$30,588	$29,409
Common Equity (7,885 units) (h)(j)					800	400

					31,388	29,809	7%
Allied 100 Group, Inc.	Healthcare Products
Common Equity (1,250,000 units) (j)					1,250	1,520	0%
Alzheimer’s Research and Treatment Center	Healthcare Services
First Lien Debt (j)(x)		8.58%/0.00%	10/23/2023	6,500	6,454	6,454
Common Equity (1,000 units) (h)(j)					1,000	1,000

					7,454	7,454	2%
American AllWaste LLC (dba WasteWater Transport Services)	Environmental Industries
Second Lien Debt (j)		11.00%/1.50%	11/30/2023	12,041	11,983	12,041
Delayed Draw Commitment ($2,104 commitment) (i)(j)		11.00%/1.50%	11/30/2019	—	(5)	—
Preferred Equity (500 units) (j)					500	618

					12,478	12,659	3%
Argo Turboserve Corporation	Business Services
Second Lien Debt (j)(y)		12.56%/0.00%	6/28/2023	15,000	14,929	14,929	4%
AVC Investors, LLC (dba Auveco)	Specialty Distribution
Second Lien Debt (k)		11.50%/0.00%	7/3/2023	22,500	22,411	22,500
Common Equity (5,000 units) (j)					500	605

					22,911	23,105	6%
B&B Roadway and Security Solutions, LLC	Component Manufacturing
Second Lien Debt		10.50%/1.50%	8/27/2023	10,167	10,122	9,188
Common Equity (50,000 units) ($133 commitment) (h)(j)					500	275

					10,622	9,463	2%
BCC Group Holdings, Inc.	Information Technology Services
Subordinated Debt		11.00%/1.00%	4/11/2023	18,032	17,859	17,859
Common Equity (451 Shares)					1	1
Preferred Equity (37 Shares)					374	374

					18,234	18,234	5%
BCM One Group Holdings, Inc.	Information Technology Services
Subordinated Debt (k)		11.00%/0.00%	7/3/2024	27,000	26,870	26,870
Common Equity (2,286 shares)					2	2
Preferred Equity (133 shares)					1,330	1,330

					28,202	28,202	7%
Bedford Precision Parts LLC	Specialty Distribution
First Lien Debt (j)(s)		8.85%/0.00%	3/12/2024	5,000	4,963	4,963
Common Equity (500,000 units) (h)(j)					500	500

					5,463	5,463	1%
Cardboard Box LLC (dba Anthony’s Coal Fired Pizza)	Restaurants
Common Equity (521,021 units) (j)					521	166	0%
ControlScan, Inc.	Information Technology Services
Subordinated Debt (j)		11.00%/0.00%	1/28/2023	6,750	6,727	6,750
Common Equity (3,704 shares) (j)					4	638
Preferred Equity (100 shares) (j)					996	996

					7,727	8,384	2%
CRS Solutions Holdings, LLC (dba CRS Texas)	Business Services
Second Lien Debt		10.50%/1.00%	9/14/2023	9,096	9,060	9,096
Common Equity (750,000 units) (j)					750	838

					9,810	9,934	2%
Diversified Search LLC	Business Services
First Lien Debt (r)		8.74%/0.00%	2/7/2024	10,000	9,871	9,871
Common Equity (500 units) (h)(j)					500	500

					10,371	10,371	3%
EBL, LLC (EbLens)	Retail
Second Lien Debt (j)		12.00%/1.00%	1/13/2023	9,412	9,349	9,412
Common Equity (75,000 units) (j)					750	675

					10,099	10,087	2%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

March 31, 2019

(in thousands, except shares)

Portfolio Company (a)(b)		Rate (d)		Principal		Fair	Percent of
Investment Type (c)	Industry	Cash/PIK	Maturity	Amount	Cost	Value (e)	Net Assets
Global Plasma Solutions, Inc.	Component Manufacturing
First Lien Debt (j)(v)		7.80%/0.00%	9/21/2023	$8,178	$8,108	$8,178
Preferred Equity (947 shares) (j)					360	375
Common Equity (947 shares) (j)					15	61

					8,483	8,614	2%
Gurobi Optimization, LLC	Information Technology Services
Common Equity (5 shares)					1,500	2,473	1%
Hilco Plastics Holdings, LLC (dba Hilco Technologies)	Component Manufacturing
Second Lien Debt		11.50%/1.50%	12/31/2019	9,983	9,970	9,573
Preferred Equity (1,000,000 units) (h)(j)					1,000	1,152
Common Equity (72,507 units) (h)(j)					473	204

					11,443	10,929	3%
Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt (k)		12.25%/0.00%	9/23/2021	25,000	24,925	25,000
Common Equity (7,500 units)					249	1,413

					25,174	26,413	7%
Hunter Defense Technologies, Inc.	Aerospace & Defense Manufacturing
First Lien Debt (j)(w)		9.60%/0.00%	3/29/2023	9,747	9,658	9,747	2%
IBH Holdings, LLC (fka Inflexxion, Inc.)	Business Services
Common Equity (150,000 units)					—	—	0%
inthinc Technology Solutions, Inc. (n)	Information Technology Services
Royalty Rights			4/24/2020		185	—	0%
K2 Merger Agreement Agent, LLC (fka K2 Industrial Services, Inc.) (n)	Industrial Cleaning & Coatings
Second Lien Debt		0.00%/10.00%	1/28/2021	2,502	2,502	2,502	1%
The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Second Lien Debt (k)		12.00%/0.00%	6/8/2024	15,000	14,939	13,792
Common Equity (765 shares) (j)					765	752

					15,704	14,544	4%
LNG Indy, LLC (dba Kinetrex Energy)	Oil & Gas Distribution
Second Lien Debt (k)		11.50%/0.00%	11/12/2021	5,000	4,987	5,000
Common Equity (1,000 units)					1,000	1,679

					5,987	6,679	2%
Marco Group International OpCo, LLC	Industrial Cleaning & Coatings
Second Lien Debt		10.50%/0.75%	1/21/2023	12,156	12,114	12,090
Common Equity (750,000 units) (h)(j)					750	765

					12,864	12,855	3%
Mesa Line Services, LLC	Utilities: Services
Second Lien Debt (j)		10.50%/1.00%	8/1/2024	17,046	16,944	17,046
Delayed Draw Commitment ($2,160 commitment) (i)(j)		10.50%/1.00%	12/31/2019	—	(10)	—
Common Equity (833 shares) (j)					1,000	1,553

					17,934	18,599	5%
Midwest Transit Equipment, Inc.	Transportation services
Warrant (14,384 shares) (j)(m)					361	156
Warrant (9.59% of Junior Subordinated Notes) (j)(q)					381	443

					742	599	0%
New Era Technology, Inc.	Information Technology Services
Common Equity (197,369 shares) (j)					750	1,317
Preferred Equity (632 shares) (j)					77	155

					827	1,472	0%
NGT Acquisition Holdings, LLC (dba Techniks Industries)	Component Manufacturing
Subordinated Debt		12.50%/2.00%	3/21/2022	5,304	5,270	5,304
Common Equity (378 units) (j)					500	144

					5,770	5,448	1%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

March 31, 2019

(in thousands, except shares)

Portfolio Company (a)(b)		Rate (d)		Principal		Fair	Percent of
Investment Type (c)	Industry	Cash/PIK	Maturity	Amount	Cost	Value (e)	Net Assets
Oaktree Medical Centre, P.C. (dba Pain Management Associates)	Healthcare Services
First Lien Debt (j)(u)		14.50%/0.00%	1/1/2018	$571	$649	$550
First Lien Debt (j)(aa)		10.00%/12.00%	1/1/2018	7,751	8,338	6,437
Subordinated Debt (j)		7.00%/0.00%	1/1/2020	88	88	—
Revolving Loan (j)(u)		14.50%/0.00%	1/1/2018	2,500	2,699	2,481
Revolving Loan (j)(u)		14.50%/0.00%	1/31/2019	200	200	184
Revolving Loan ($500 commitment) (j)		14.50%/0.00%	4/15/2019	1,250	1,250	1,149

					13,224	10,801	3%
OMC Investors, LLC (dba Ohio Medical Corporation)	Healthcare Products
Second Lien Debt		12.00%/0.00%	7/15/2021	10,000	9,958	9,094
Common Equity (5,000 units)					500	205

					10,458	9,299	2%
Palisade Company, LLC	Information Technology Services
Subordinated Debt (j)		11.75%/0.00%	5/15/2024	6,500	6,470	6,470
Common Equity (100 shares) (j)					1,000	1,000

					7,470	7,470	2%
Palmetto Moon, LLC	Retail
First Lien Debt		11.50%/2.50%	10/31/2021	5,497	5,477	5,497
Common Equity (499 units) (j)					494	48

					5,971	5,545	1%
Power Grid Components, Inc.	Specialty Distribution
Second Lien Debt (k)		11.00%/1.00%	5/20/2023	11,311	11,265	11,311
Preferred Equity (392 shares) (j)					392	433
Common Equity (9,695 shares) (j)					358	253

					12,015	11,997	3%
Pugh Lubricants, LLC	Specialty Distribution
Second Lien Debt (k)		12.25%/0.00%	5/10/2022	23,581	23,503	23,581
Common Equity (6,125 units) (h)(j)					612	1,162

					24,115	24,743	6%
Revenue Management Solutions, LLC	Information Technology Services
Common Equity (2,250,000 shares)					2,250	4,212	1%

Rhino Assembly Company, LLC	Specialty Distribution
Second Lien Debt (k)		12.00%/1.00%	2/11/2023	11,353	11,306	11,353
Delayed Draw Commitment ($875 commitment) (i)(j)		12.00%/1.00%	5/17/2022	—	—	—
Preferred Equity (8,864 units) (h)(j)					945	1,180

					12,251	12,533	3%
Road Safety Services, Inc.	Business Services
Second Lien Debt		11.25%/1.50%	3/18/2024	10,106	10,062	10,106
Common Equity (655 units)					620	744

					10,682	10,850	3%
Rohrer Corporation	Packaging
Subordinated Debt (j)		10.50%/1.00%	4/1/2024	13,769	13,707	13,646
Common Equity (400 shares)					779	676

					14,486	14,322	4%
SES Investors, LLC (dba SES Foam)	Building Products Manufacturing
Second Lien Debt		15.00%/0.00%	12/29/2020	3,095	3,072	2,743
Common Equity (6,000 units) (h)(j)					600	367

					3,672	3,110	1%
Simplex Manufacturing Co.	Aerospace & Defense Manufacturing
Subordinated Debt		14.00%/0.00%	7/31/2019	4,050	4,050	4,050
Warrant (29 shares) (m)					1,155	2,776

					5,205	6,826	2%
Software Technology, LLC	Information Technology Services
Subordinated Debt (k)		11.00%/0.00%	6/23/2023	10,000	9,966	10,000
Common Equity (12 shares)					1,291	1,433

					11,257	11,433	3%
SpendMend LLC	Business Services
Second Lien Debt (k)		11.00%/1.00%	7/8/2023	10,427	10,384	10,427
Common Equity (1,000,000 units)					1,000	1,341

					11,384	11,768	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

March 31, 2019

(in thousands, except shares)

Portfolio Company (a)(b)		Rate (d)		Principal		Fair	Percent of
Investment Type (c)	Industry	Cash/PIK	Maturity	Amount	Cost	Value (e)	Net Assets
Thermoforming Technology Group LLC (dba Brown Machine Group) (n)	Capital Equipment Manufacturing
Common Equity (3,760 units) (h)(j)					$—	$10	0%
TransGo, LLC	Component Manufacturing
Second Lien Debt		13.25%/0.00%	8/28/2022	9,500	9,471	9,500
Common Equity (1,000 units)					998	944

					10,469	10,444	2%
The Tranzonic Companies	Specialty Distribution
Subordinated Debt (j)		10.00%/1.50%	3/27/2025	6,844	6,784	6,770
Preferred Equity (5,653 units) (j)					565	539
Common Equity (1 units) (j)					—	—

					7,349	7,309	2%
UBEO, LLC	Business Services
Subordinated Debt (j)		11.00%/0.00%	10/3/2024	13,100	12,984	13,100
Delayed Draw Commitment ($1,500 commitment) (j)(i)(z)		11.00%/0.00%	8/7/2019	—	(7)	—
Common Equity (705,000 units) (j)					705	990

					13,682	14,090	3%
United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)(j)					1,008	48
Warrant (57,469 units) (m)					566	40

					1,574	88	0%
US GreenFiber, LLC	Building Products Manufacturing
Second Lien Debt (k)(p)		12.00%/2.00%	7/15/2019	14,363	14,359	5,191
Second Lien Debt (p)		0.00%/16.00%	7/15/2019	1,000	1,000	1,000
Common Equity (2,522 units) (h)(j)					586	—

					15,945	6,191	2%
US Pack Logistics LLC	Transportation services
Second Lien Debt (k)		12.00%/1.75%	3/28/2023	7,444	7,430	7,169
Common Equity (5,833 units) (h)(j)					555	—
Preferred Equity (9,458 units) (h)(j)					927	761

					8,912	7,930	2%
Vanguard Dealer Services, L.L.C.	Business Services
Common Equity (6,000 units)					154	1,014
Common Equity (2,380 units) (j)					327	402

					481	1,416	0%
Virginia Tile Company, LLC	Specialty Distribution
Second Lien Debt (k)		12.25%/0.00%	4/7/2022	12,000	11,982	12,000
Common Equity (17 units)					342	1,165

					12,324	13,165	3%
The Wolf Organization, LLC	Building Products Manufacturing
Common Equity (175 shares)					664	3,818	1%

Worldwide Express Operations, LLC	Transportation services
Second Lien Debt (j)(o)		10.86%/0.00%	2/3/2025	20,000	19,702	20,000
Common Equity (4,000 units) (h)(j)					2,956	3,837

					22,658	23,837	6%

Total Non-control/Non-affiliate Investments					$548,730	$543,861	135%

Total Investments					$622,704	$670,481	166%

(a)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(b)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(c)	All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.
(d)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of March 31, 2019. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
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

(f)

The investment bears cash interest at a variable rate that is determined by reference to one-month LIBOR, which is reset monthly. The cash interest rate is set as one-month LIBOR + 11.50% and is subject to a 1.00% LIBOR interest rate floor. The Company has provided the interest rate in effect as of March 31, 2019.

(g)	Income producing. Maturity date, if any, represents mandatory redemption date.
(h)	Investment is held by a wholly-owned subsidiary of the Company, other than the Funds.
(i)

The disclosed commitment represents the unfunded amount as of March 31, 2019. The Company is earning 0.50% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate which will be earned if the commitment is funded.

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

March 31, 2019

(in thousands, except shares)

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
(o)

The investment bears interest at a variable rate that is determined by reference to six-month LIBOR, which is reset semi-annually. The interest rate is set as six-month LIBOR + 8.00% and is subject to a 1.00% LIBOR interest rate floor. The Company has provided the interest rate in effect as of March 31, 2019.

(p)	Investment was on non-accrual status as of March 31, 2019, meaning the Company has ceased recognizing interest income on the investment.
(q)	Warrant entitles the Company to purchase 9.59% of the outstanding principal of Junior Subordinated Notes prior to exercise, and is non-income producing.
(r)

The investment bears interest at a variable rate that is determined by reference to three-month LIBOR. The interest rate is set as three-month LIBOR + 6.00% and is subject to a 1.75% LIBOR interest rate floor. In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.81% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(s)

The investment bears interest at a variable rate that is determined by reference to three-month LIBOR. The interest rate is set as three-month LIBOR + 6.25% and is subject to a 2.00% LIBOR interest rate floor. In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.06% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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
(v)

The investment bears interest at a variable rate that is determined by reference to three-month LIBOR. The interest rate is set as three-month LIBOR + 5.00% and is subject to a 2.00% LIBOR interest rate floor. In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.49% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(w)

The investment bears interest at a variable rate that is determined by reference to three-month LIBOR, which is reset quarterly. The interest rate is set as three-month LIBOR + 7.00% and is subject to a 1.00% LIBOR interest rate floor. The Company has provided the interest rate in effect as of March 31, 2019.

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

(y)

The investment bears interest at a variable rate that is determined by reference to three-month LIBOR, which is reset quarterly. The interest rate is set as three-month LIBOR + 9.75% and is subject to a 2.00% LIBOR interest rate floor. The Company has provided the interest rate in effect as of March 31, 2019.

(z)	The maturity date presented represents the final termination date of the commitment. $707 of the commitment expires on May 7, 2019.
(aa)	Investment was on PIK-only non-accrual status as of March 31, 2019, meaning the Company has ceased recognizing PIK interest income on the investment.

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2018

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
Control Investments (t)
FDS Avionics Corp. (dba Flight Display Systems)	Aerospace & Defense Manufacturing
Second Lien Debt		4.00%/11.00%	4/1/2020	$6,203	$6,196	$5,397
Revolving Loan ($50 commitment)		4.00%/11.00%	4/1/2020	215	215	215
Common Equity (7,478 shares) (j)					748	—

					7,159	5,612	2%
K2 Industrial Services, Inc.	Industrial Cleaning & Coatings
Second Lien Debt (p)		0.00%/15.00%	6/25/2020	10,453	10,423	10,453
Second Lien Debt (p)		0.00%/12.00%	6/25/2020	2,261	2,255	1,155
Second Lien Debt (p)		0.00%/19.00%	6/25/2020	1,600	1,592	1,600
Common Equity (1,673 shares)					1,268	—

					15,538	13,208	3%

Total Control Investments					$22,697	$18,820	5%

Affiliate Investments (l)
FAR Research Inc. (n)	Specialty Chemicals
Common Equity (1,396 units)					$—	$116	0%
Fiber Materials, Inc.	Aerospace & Defense Manufacturing
Second Lien Debt		12.00%/0.00%	5/30/2022	$4,044	4,032	4,044
Common Equity (10 units)					1,000	2,104

					5,032	6,148	2%
Medsurant Holdings, LLC	Healthcare Services
Second Lien Debt		13.00%/0.00%	6/30/2020	8,823	8,795	8,823
Preferred Equity (126,662 units) (h)					1,346	2,703
Warrant (505,176 units) (h)(m)					4,516	9,820

					14,657	21,346	5%
Microbiology Research Associates, Inc.	Healthcare Services
Subordinated Debt		11.00%/1.50%	3/13/2022	8,798	8,783	8,122
Common Equity (1,625,731 units) (j)					1,938	1,924

					10,721	10,046	3%
Mirage Trailers LLC	Utility Equipment Manufacturing
Second Lien Debt (k)(f)		13.85%/1.50%	11/25/2020	6,109	6,075	6,109
Common Equity (2,500,000 shares) (g)					2,179	3,174

					8,254	9,283	2%
Pfanstiehl, Inc.	Healthcare Products
Subordinated Debt		10.50%/0.00%	9/29/2022	6,208	6,197	6,208
Common Equity (8,500 units) (j)					850	13,815

					7,047	20,023	5%
Pinnergy, Ltd.	Oil & Gas Services
Second Lien Debt (k)		12.00%/0.00%	1/24/2020	4,000	3,993	4,000
Common Equity - Class A-2 (42,500 units) (k)					3,000	33,878
Common Equity - Class B (1,000 units) (k)					3,000	3,000

					9,993	40,878	10%
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Second Lien Debt		12.00%/1.50%	5/12/2021	7,553	7,538	7,553
Common Equity (1,000,000 units)					1,000	1,357

					8,538	8,910	2%
Trantech Radiator Products, Inc.	Utility Equipment Manufacturing
Second Lien Debt (j)		13.75%/0.00%	12/31/2019	5,994	5,994	5,994
Common Equity (6,875 shares) (j)					688	307

					6,682	6,301	2%

Total Affiliate Investments					$70,924	$123,051	31%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2018

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
Non-control/Non-affiliate Investments
Accent Food Services, LLC	Vending Equipment Manufacturing
Second Lien Debt (k)		10.00%/5.00%	5/30/2022	$30,312	$30,205	$28,879
Common Equity (7,885 units) (h)(j)					800	462

					31,005	29,341	7%
Allied 100 Group, Inc.	Healthcare Products
Common Equity (1,250,000 units) (j)					1,250	1,744	0%
Alzheimer’s Research and Treatment Center	Healthcare Services
First Lien Debt (j)(x)		8.23%/0.00%	10/23/2023	6,500	6,451	6,451
Common Equity (1,000 units) (h)(j)					1,000	1,000

					7,451	7,451	2%
American AllWaste LLC (dba WasteWater Transport Services)	Environmental Industries
Second Lien Debt (j)		11.00%/1.50%	11/30/2023	11,826	11,765	11,826
Delayed Draw Commitment ($2,276 commitment) (i)(j)		11.00%/1.50%	11/30/2019	—	(7)	—
Preferred Equity (500 units) (j)					500	615

					12,258	12,441	3%
Argo Turboserve Corporation	Business Services
Second Lien Debt (j)(y)		12.56%/0.00%	6/28/2023	15,000	14,925	14,925	4%
AVC Investors, LLC (dba Auveco)	Specialty Distribution
Second Lien Debt (k)		11.50%/0.00%	7/3/2023	22,500	22,406	22,500
Common Equity (5,000 units) (j)					500	682

					22,906	23,182	6%
B&B Roadway and Security Solutions, LLC	Component Manufacturing
Second Lien Debt		10.50%/1.50%	8/27/2023	10,129	10,080	9,524
Common Equity (50,000 units) ($133 commitment) (h)(j)					500	304

					10,580	9,828	2%
Cardboard Box LLC (dba Anthony’s Coal Fired Pizza)	Restaurants
Common Equity (521,021 units) (j)					521	108	0%
Consolidated Infrastructure Group Holdings, LP	Business Services
Common Equity (298 units)					378	49	0%
ControlScan, Inc.	Information Technology Services
Subordinated Debt (j)		11.00%/0.00%	1/28/2023	6,750	6,725	6,750
Common Equity (3,704 shares) (j)					4	620
Preferred Equity (100 shares) (j)					996	996

					7,725	8,366	2%
CRS Solutions Holdings, LLC (dba CRS Texas)	Business Services
Second Lien Debt		10.50%/1.00%	9/14/2023	9,073	9,035	9,073
Common Equity (750,000 units) (j)					750	757

					9,785	9,830	2%
EBL, LLC (EbLens)	Retail
Second Lien Debt (j)		12.00%/1.00%	1/13/2023	9,389	9,321	9,389
Common Equity (75,000 units) (j)					750	742

					10,071	10,131	3%
Global Plasma Solutions, Inc.	Component Manufacturing
First Lien Debt (j)(v)		7.40%/0.00%	9/21/2023	8,703	8,629	8,629
Preferred Equity (947 shares) (j)					360	360
Common Equity (947 shares) (j)					15	15

					9,004	9,004	2%
Gurobi Optimization, LLC	Information Technology Services
Subordinated Debt (k)		11.00%/0.00%	6/19/2023	20,000	19,920	20,400
Common Equity (5 shares)					1,500	2,323

					21,420	22,723	6%
Hilco Plastics Holdings, LLC (dba Hilco Technologies)	Component Manufacturing
Second Lien Debt		11.50%/1.50%	12/31/2019	9,940	9,922	9,439
Preferred Equity (1,000,000 units) (h)(j)					1,000	1,112
Common Equity (72,507 units) (h)(j)					473	227

					11,395	10,778	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2018

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt (k)		12.25%/0.00%	9/23/2021	$25,000	$24,918	$25,000
Common Equity (7,500 units)					249	1,417

					25,167	26,417	7%
Hunter Defense Technologies, Inc.	Aerospace & Defense Manufacturing
First Lien Debt (j)(w)		9.80%/0.00%	3/29/2023	9,747	9,653	9,653	2%
IBH Holdings, LLC (fka Inflexxion, Inc.)	Business Services
Common Equity (150,000 units)					—	—	0%
inthinc Technology Solutions, Inc. (n)	Information Technology Services
Royalty Rights			4/24/2020		185	—	0%
The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Second Lien Debt (k)		12.00%/0.00%	6/8/2024	15,000	14,937	13,950
Common Equity (765 shares) (j)					765	754

					15,702	14,704	4%
LNG Indy, LLC (dba Kinetrex Energy)	Oil & Gas Distribution
Second Lien Debt (k)		11.50%/0.00%	9/28/2021	5,000	4,985	5,000
Common Equity (1,000 units)					1,000	1,561

					5,985	6,561	2%
Marco Group International OpCo, LLC	Industrial Cleaning & Coatings
Second Lien Debt		10.50%/0.75%	1/21/2023	12,133	12,089	12,133
Common Equity (750,000 units) (h)(j)					750	800

					12,839	12,933	3%
Mesa Line Services, LLC	Utilities: Services
Second Lien Debt (j)		10.50%/0.50%	5/31/2023	10,014	9,963	10,014
Delayed Draw Commitment ($3,160 commitment) (i)(j)		10.50%/0.50%	5/31/2019	—	(4)	—
Common Equity (500 shares) (j)					500	676

					10,459	10,690	3%
Midwest Transit Equipment, Inc.	Transportation services
Warrant (14,384 shares) (j)(m)					361	436
Warrant (9.59% of Junior Subordinated Notes) (j)(q)					381	398

					742	834	0%
New Era Technology, Inc.	Information Technology Services
Common Equity (197,369 shares) (j)					750	990	0%
NGT Acquisition Holdings, LLC (dba Techniks Industries)	Component Manufacturing
Subordinated Debt		12.50%/2.00%	3/21/2022	11,579	11,542	10,460
Common Equity (378 units) (j)					500	72

					12,042	10,532	3%
Oaktree Medical Centre, P.C. (dba Pain Management Associates)	Healthcare Services
First Lien Debt (j)(u)		14.50%/0.00%	1/1/2018	571	649	566
First Lien Debt (j)(u)		10.00%/12.00%	1/1/2018	7,751	8,338	8,133
Revolving Loan (j)(u)		14.50%/0.00%	1/1/2018	2,500	2,699	2,490
Revolving Loan (j)(u)		14.50%/0.00%	1/31/2019	200	200	200

					11,886	11,389	3%
OMC Investors, LLC (dba Ohio Medical Corporation)	Healthcare Products
Second Lien Debt		12.00%/0.00%	7/15/2021	10,000	9,954	8,748
Common Equity (5,000 units)					500	139

					10,454	8,887	2%
Palisade Company, LLC	Information Technology Services
Subordinated Debt (j)		11.75%/0.00%	5/15/2024	6,500	6,468	6,468
Common Equity (100 shares) (j)					1,000	1,000

					7,468	7,468	2%
Palmetto Moon, LLC	Retail
First Lien Debt		11.50%/2.50%	10/31/2021	5,512	5,490	5,512
Common Equity (499 units) (j)					494	108

					5,984	5,620	1%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2018

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
Power Grid Components, Inc.	Specialty Distribution
Second Lien Debt (k)		11.00%/1.00%	5/20/2023	$11,282	$11,234	$11,282
Preferred Equity (392 shares) (j)					392	422
Common Equity (9,695 shares) (j)					358	260

					11,984	11,964	3%
Pugh Lubricants, LLC	Specialty Distribution
Second Lien Debt (k)		12.25%/0.00%	5/10/2022	18,581	18,523	18,581
Common Equity (6,125 units) (h)(j)					612	1,000

					19,135	19,581	5%
Revenue Management Solutions, LLC	Information Technology Services
Common Equity (2,250,000 shares)					2,250	3,888	1%
Rhino Assembly Company, LLC	Specialty Distribution
Second Lien Debt (k)		12.00%/1.00%	2/11/2023	11,324	11,275	11,324
Delayed Draw Commitment ($875 commitment) (i)(j)		12.00%/1.00%	5/17/2022	—	—	—
Preferred Equity (8,864 units) (j)(s)					945	1,272

					12,220	12,596	3%
Road Safety Services, Inc.	Business Services
Second Lien Debt		11.25%/1.50%	3/18/2024	10,068	10,022	10,022
Common Equity (655 units)					621	621

					10,643	10,643	2%
Rohrer Corporation	Packaging
Subordinated Debt (j)		10.50%/1.00%	4/1/2024	13,735	13,670	13,670
Common Equity (400 shares)					780	724

					14,450	14,394	4%
SES Investors, LLC (dba SES Foam)	Building Products Manufacturing
Second Lien Debt		15.00%/0.00%	12/29/2020	3,095	3,069	2,703
Common Equity (6,000 units) (h)(j)					600	167

					3,669	2,870	1%
Simplex Manufacturing Co.	Aerospace & Defense Manufacturing
Subordinated Debt		14.00%/0.00%	7/31/2019	4,050	4,050	4,050
Warrant (29 shares) (m)					1,155	3,036

					5,205	7,086	2%
Software Technology, LLC	Information Technology Services
Subordinated Debt (k)		11.00%/0.00%	6/23/2023	10,000	9,964	10,000
Common Equity (12 shares)					1,291	1,364

					11,255	11,364	3%
SpendMend LLC	Business Services
Second Lien Debt (k)		11.00%/1.00%	7/8/2023	10,401	10,355	10,401
Common Equity (1,000,000 units)					1,000	1,179

					11,355	11,580	3%
The Wolf Organization, LLC	Building Products Manufacturing
Common Equity (175 shares)					753	3,711	1%
Thermoforming Technology Group LLC (dba Brown Machine Group) (n)	Capital Equipment Manufacturing
Common Equity (3,760 units) (h)(j)					—	10	0%
Tile Redi, LLC	Building Products Manufacturing
First Lien Debt (j)(r)		12.80%/0.00%	6/16/2022	10,194	10,122	10,156	2%
TransGo, LLC	Component Manufacturing
Second Lien Debt		13.25%/0.00%	8/28/2022	9,500	9,468	9,500
Common Equity (1,000 units)					998	905

					10,466	10,405	3%
The Tranzonic Companies	Specialty Distribution
Subordinated Debt (j)		10.00%/1.50%	3/27/2025	5,664	5,614	4,997
Preferred Equity (5,000 units) (j)					500	391
Common Equity (1 units) (j)					—	—

					6,114	5,388	1%
UBEO, LLC	Business Services
Subordinated Debt (j)		11.00%/0.00%	10/3/2024	13,100	12,979	13,100
Delayed Draw Commitment ($1,500 commitment) (j)(i)(z)		11.00%/0.00%	8/7/2019	—	(12)	—
Common Equity (705,000 units) (j)					705	1,027

					13,672	14,127	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2018

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)(j)					$1,008	$64
Warrant (57,469 units) (m)					566	53

					1,574	117	0%
US GreenFiber, LLC	Building Products Manufacturing
Second Lien Debt (k)(p)		12.00%/2.00%	5/31/2019	$14,363	14,359	6,549
Second Lien Debt (p)		0.00%/16.00%	5/31/2019	1,000	1,000	1,000
Common Equity (2,522 units) (h)(j)					586	—

					15,945	7,549	2%
US Pack Logistics LLC	Transportation services
Second Lien Debt (k)		12.00%/1.75%	3/28/2023	7,412	7,396	7,412
Common Equity (5,833 units) (h)(j)					555	178
Preferred Equity (9,458 units) (h)(j)					927	1,046

					8,878	8,636	2%
Vanguard Dealer Services, L.L.C.	Business Services
Common Equity (6,000 units)					154	851
Common Equity (2,380 units) (j)					327	338

					481	1,189	0%
Virginia Tile Company, LLC	Specialty Distribution
Second Lien Debt (k)		12.25%/0.00%	4/7/2022	12,000	11,980	12,000
Common Equity (17 units)					342	1,455

					12,322	13,455	3%
Worldwide Express Operations, LLC	Transportation services
Second Lien Debt (j)(o)		10.86%/0.00%	2/3/2025	20,000	19,690	20,000
Common Equity (4,000 units) (h)(j)					2,956	3,823

					22,646	23,823	6%

Total Non-control/Non-affiliate Investments					$505,129	$501,111	124%

Total Investments					$598,750	$642,982	160%

(a)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(b)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(c)	All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.
(d)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of December 31, 2018. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 1. Organization and Nature of Business

Fidus Investment Corporation (“FIC,” and together with its subsidiaries, the “Company”), a Maryland Corporation, operates as an externally managed, closed-end, non-diversified business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). FIC completed its initial public offering, or IPO, in June 2011. In addition, for federal income tax purposes, the Company elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company provides customized debt and equity financing solutions to lower middle-market companies, and may make investments directly or through its three wholly-owned investment company subsidiaries, Fidus Mezzanine Capital, L.P. (“Fund I”), Fidus Mezzanine Capital II, L.P. (“Fund II”) and Fidus Mezzanine Capital III, L.P. (“Fund III”) (collectively Fund I, Fund II and Fund III are referred to as the “Funds”). The Funds are licensed by the U.S. Small Business Administration (the “SBA”) as small business investment companies (“SBIC”). The SBIC licenses allow the Funds to obtain leverage by issuing SBA-guaranteed debentures (“SBA debentures”), subject to the issuance of leverage commitments by the SBA and other customary procedures. As SBICs, the Funds are subject to a variety of regulations and oversight by the SBA under the Small Business Investment Act of 1958, as amended (the “SBIC Act”), concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments.

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

Fund I has also elected to be regulated as a BDC under the 1940 Act. Fund II and Fund III are not registered under the 1940 Act and rely on the exclusion from the definition of investment company contained in Section 3(c)(7) of the 1940 Act.

The Company pays a quarterly base management fee and an incentive fee to Fidus Investment Advisors, LLC (the “Investment Advisor”) under an investment advisory agreement (the “Investment Advisory Agreement”).

Note 2. Significant Accounting Policies

Basis of presentation: The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) pursuant to the requirements for reporting on Form 10-Q, Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies (“ASC 946), and Articles 6 or 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. The current period’s results of operation are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018.

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

Deferred financing costs: Deferred financing costs consist of fees and expenses paid in connection with the Credit Facility (as defined in Note 6) and SBA debentures. Deferred financing costs are capitalized and amortized to interest and financing expenses over the term of the debt agreement using the effective interest method. Unamortized deferred financing costs are presented as an offset to the corresponding debt liabilities on the consolidated statements of assets and liabilities.

Realized losses on extinguishment of debt: Upon the repayment of debt obligations which are deemed to be extinguishments, the difference between the principal amount due at maturity adjusted for any unamortized deferred financing costs is recognized as a loss (i.e., the unamortized deferred financing costs are recognized as a loss upon extinguishment of the underlying debt obligation). In 2019, the Company elected to change the manner in which it presents the derecognition of unamortized deferred financing costs upon extinguishment of the related debt obligation. Previously, the Company classified the extinguishment as a component of interest and financing expenses on the consolidated statements of operations. Comparative prior periods presented have been reclassified retrospectively to conform to the revised presentation. There is no change in historical net increase in net assets resulting from operations due to this change in presentation.

Deferred offering costs: Deferred offering costs include registration expenses related to shelf filings. These expenses primarily consist of U.S. Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These expenses are included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. Upon the completion of an equity offering or a debt offering, the deferred expenses are charged to additional paid-in capital or deferred financing costs, respectively. If no offering is completed prior to the expiration of the registration statement, the deferred costs are charged to expense.

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

PIK income: Certain of the Company’s investments contain a payment-in-kind (“PIK”) income provision. The PIK income, computed at the contractual rate specified in the applicable investment agreement, is added to the principal balance of the investment, rather than being paid in cash, and recorded as interest or dividend income, as applicable, on the consolidated statements of operations. Generally, PIK can be paid-in-kind or all in cash. The Company stops accruing PIK income when there is reasonable doubt that PIK income will be collected. PIK income that has been contractually capitalized to the principal balance of the investment prior to the non-accrual designation date is not reserved against interest or dividend income, but rather is assessed through the valuation of the investment (with corresponding adjustments to unrealized depreciation, as applicable). PIK income is included in the Company’s taxable income and, therefore, affects the amount the Company is required to pay to shareholders in the form of dividends in order to maintain the Company’s tax treatment as a RIC and to avoid corporate federal income tax, even though the Company has not yet collected the cash.

Non-accrual: Debt investments or preferred equity investments (for which we are accruing PIK dividends) are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Interest and dividend payments received on non-accrual investments may be recognized as interest or dividend income or may be applied to the investment principal balance based on management’s judgment. Non-accrual investments are restored to accrual status when past due principal, interest or dividends are paid and, in management’s judgment, payments are likely to remain current.

Origination and closing fees: The Company also typically receives debt investment origination or closing fees in connection with such investments. Such debt investment origination and closing fees are capitalized as unearned income and offset against investment cost basis on the consolidated statements of assets and liabilities and accreted into interest income over the life of the investment. Upon the prepayment of a debt investment, any unaccreted debt investment origination and closing fees are accelerated into interest income.

Warrants: In connection with the Company’s debt investments, the Company will sometimes receive warrants or other equity-related securities from the borrower (“Warrants”). The Company determines the cost basis of Warrants based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and Warrants received. Any resulting difference between the face amount of the debt and its recorded fair value resulting from the assignment of value to the Warrants is treated as original issue discount (“OID”), and accreted into interest income using the effective interest method over the term of the debt investment. Upon the prepayment of a debt investment, any unaccreted OID is accelerated into interest income.

Fee income: Transaction fees earned in connection with the Company’s investments are recognized as fee income and are generally non-recurring. Such fees typically include fees for services, including structuring and advisory services, provided to portfolio companies. The Company recognizes income from fees for providing such structuring and advisory services when the services are rendered or the transactions are completed. Upon the prepayment of a debt investment, any prepayment penalties are recorded as fee income when earned.

Partial loan sales: The Company follows the guidance in ASC 860, Transfers and Servicing, when accounting for loan (debt investment) participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest should remain on the Company’s consolidated statement of assets and liabilities and the proceeds recorded as a secured borrowing until the definition is met. Management has determined that all participations and other partial loan sale transactions entered into by the Company have met the definition of a participating interest. Accordingly, the Company uses sale treatment in accounting for such transactions.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits included in the income tax provision, if any. There were no material uncertain income tax positions at March 31, 2019 and December 31, 2018. The Company’s tax returns are generally subject to examination by U.S. federal and most state tax authorities for a period of three years from the date the respective returns are filed, and, accordingly, the Company’s 2015 through 2017 tax years remain subject to examination.

Dividends to stockholders: Dividends to stockholders are recorded on the record date with respect to such distributions. The amount, if any, to be distributed to stockholders, is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, may be distributed at least annually, although the Company may decide to retain such capital gains for investment.

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

Earnings and net asset value per share: The earnings per share calculations for the three months ended March 31, 2019 and 2018, are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Stock Repurchase Program: The Company has an open market stock repurchase program (the “Stock Repurchase Program”) under which the Company may acquire up to $5,000 of its outstanding common stock. Under the Stock Repurchase Program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by the Company’s management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 30, 2018, the Board extended the Stock Repurchase Program through December 31, 2019, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require the Company to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. The Company did not make any repurchases of common stock during the three months ended March 31, 2019. During the three months ended March 31, 2018, the Company repurchased 44,821 shares of common stock on the open market for $582. Refer to Note 8 for additional information concerning stock repurchases.

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

In March 2019, the SEC issued Final Rule Release No. 33-10618, FAST Act Modernization and Simplification of Regulation S-K, which amends certain SEC disclosure requirements. The amendments are intended to simplify certain disclosure requirements, improve readability and navigability of disclosure documents, and discourage repetition and disclosure of immaterial information. The amendments are effective for all filings submitted on or after May 2, 2019. The Company adopted the amendments effective May 2, 2019. As it pertains to the Company for this Form 10-Q, the amendments include certain presentation changes that are not significant to the Company’s consolidated financial position or disclosures. The Company is still evaluating the impact this amendment will have on its other future periodic filings and registration statements.

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

As of March 31, 2019, the Company had active investments in 61 portfolio companies and residual investments in four portfolio companies that have sold its underlying operations. The aggregate fair value of the total portfolio was $670,481 and the weighted average effective yield on the Company’s debt investments was 12.4% as of such date. As of March 31, 2019, the Company held equity investments in 93.8% of its portfolio companies and the weighted average fully diluted equity ownership in those portfolio companies was 6.4%. The weighted average fully diluted equity ownership was computed using the fully diluted equity ownership for equity investments (including warrants) at cost as of March 31, 2019.

As of December 31, 2018, the Company had active investments in 60 portfolio companies and residual investments in three portfolio companies that have sold their underlying operations. The aggregate fair value of the total portfolio was $642,982 and the weighted average effective yield on the Company’s debt investments was 12.6% as of such date. As of December 31, 2018, the Company held equity investments in 93.7% of its portfolio companies and the weighted average fully diluted equity ownership in those portfolio companies was 6.6%. The weighted average fully diluted equity ownership was computed using the fully diluted equity ownership for equity investments (including warrants) at cost as of December 31, 2018.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The weighted average yield of the Company’s debt investments is not the same as a return on investment for its stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of all of the Company’s and its subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of March 31, 2019 and December 31, 2018, including accretion of OID and debt investment origination fees, but excluding investments on non-accrual status, if any.

Purchases of debt and equity investments for the three months ended March 31, 2019 and 2018 totaled $80,473 and $60,913, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the three months ended March 31, 2019 and 2018 totaled $57,352 and $36,093, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	March 31,		December 31,		March 31,		December 31,
	2019		2018		2019		2018
Second Lien Debt	$362,680	54.0%	$366,517	57.0%	$377,350	60.6%	$379,973	63.5%
Subordinated Debt	125,252	18.7	104,225	16.2	125,783	20.2	105,900	17.7
First Lien Debt	55,511	8.3	51,790	8.1	57,667	9.3	52,231	8.7
Equity	115,952	17.3	106,707	16.6	54,740	8.8	53,482	8.9
Warrants	11,086	1.7	13,743	2.1	6,979	1.1	6,979	1.2
Royalty Rights	—	—	—	—	185	—	185	—

Total	$670,481	100.0%	$642,982	100.0%	$622,704	100.0%	$598,750	100.0%

All investments made by the Company as of March 31, 2019 and December 31, 2018 were made in portfolio companies headquartered in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	March 31,		December 31,		March 31,		December 31,
	2019		2018		2019		2018
Midwest	$149,133	22.3%	$161,067	25.1%	$134,355	21.5%	$152,607	25.5%
Southeast	171,626	25.6	176,819	27.5	151,185	24.3	155,271	25.9
Northeast	148,874	22.2	89,661	13.9	142,227	22.8	84,246	14.1
West	59,719	8.9	62,824	9.8	54,505	8.8	54,469	9.1
Southwest	141,129	21.0	152,611	23.7	140,432	22.6	152,157	25.4

Total	$670,481	100.0%	$642,982	100.0%	$622,704	100.0%	$598,750	100.0%

The following table shows portfolio composition by type and by geographic region at fair value as a percentage of net assets.

By Type			By Geographic Region
	March 31,	December 31,		March 31,	December 31,
	2019	2018		2019	2018
Second Lien Debt	89.7%	90.9%	Midwest	36.7%	40.0%
Subordinated Debt	30.9	25.9	Southeast	42.4	43.9
First Lien Debt	13.7	12.9	Northeast	36.8	22.2
Equity	28.6	26.5	West	14.8	15.6
Warrants	2.7	3.4	Southwest	34.9	37.9
Royalty Rights	—	—

Total	165.6%	159.6%	Total	165.6%	159.6%

As of March 31, 2019 and December 31, 2018, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio on a fair value or cost basis.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

As of March 31, 2019 and December 31, 2018, the Company had debt investments in two portfolio companies on non-accrual status, respectively:

	March 31, 2019				December 31, 2018
	Fair				Fair
Portfolio Company	Value		Cost		Value		Cost
K2 Industrial Services, Inc.	$—	(1)	$—	(1)	$13,208		$14,270
Oaktree Medical Centre, P.C. (dba Pain Management Associates)	6,437	(3)	8,338	(3)	—	(2)	—	(2)
US GreenFiber, LLC	6,191		15,359		7,549		15,359

Total	$12,628		$23,697		$20,757		$29,629

(1)	Portfolio company was no longer held at period end. Interest earned while on non-accrual was paid in full at exit.
(2)	Portfolio company debt investments were not on non-accrual status at period end.
(3)	Portfolio company last-out debt investment was on PIK-only on non-accrual status at period end, meaning the Company has ceased recognizing PIK interest income on the investment.

Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of control and affiliate investments as of December 31, 2018 and any additions and reductions made to such investments during the three months ended March 31, 2019, the ending fair value as of March 31, 2019, and the total investment income earned on such investments during the period.

						Three Months Ended March 31, 2019
	March 31,
	2019						Net Change in
	Principal	December 31,			March 31,	Net Realized	Unrealized		Payment-in-
	Amount - Debt	2018	Gross	Gross	2019 Fair	Gains	Appreciation	Interest	kind Interest	Dividend	Fee
Portfolio Company (1)	Investments	Fair Value	Additions (2) Reductions (3)		Value	(Losses) (4)	(Depreciation)	Income	Income	Income	Income
Control Investments
FDS Avionics Corp. (dba Flight Display Systems)	$6,594	$5,612	$179	$(693)	$5,098	$—	$(693)	$65	$177	$—	$—
K2 Industrial Services, Inc.	—	13,208	3,435	(16,643)	—	(1,268)	2,330	217	1,060	—	349

Total Control Investments	$6,594	$18,820	$3,614	$(17,336)	$5,098	$(1,268)	$1,637	$282	$1,237	$—	$349

Affiliate Investments
FAR Research Inc.	$—	$116	$—	$(70)	$46	$—	$(70)	$—	$—	$—	$—
Fiber Materials, Inc.	—	6,148	1,152	(4,400)	2,900	—	1,139	56	—	—	—
Medsurant Holdings, LLC	8,823	21,346	6	(2,732)	18,620	—	(2,732)	291	—	—	—
Microbiology Research Associates, Inc.	8,830	10,046	124	(1)	10,169	—	90	240	33	—	22
Mirage Trailers LLC	6,131	9,283	28	(26)	9,285	—	(26)	218	23	1	—
Pfanstiehl, Inc.	6,208	20,023	1,533	—	21,556	—	1,532	162	—	367	—
Pinnergy, Ltd.	4,000	40,878	2,657	—	43,535	—	2,656	122	—	—	—
Steward Holding LLC (dba Steward Advanced Materials)	7,581	8,910	156	—	9,066	—	126	225	27	—	—
Trantech Radiator Products, Inc.	5,994	6,301	44	—	6,345	—	44	206	—	—	—

Total Affiliate Investments	$47,567	$123,051	$5,700	$(7,229)	$121,522	$—	$2,759	$1,520	$83	$368	$22

(1)	The investment type, industry, ownership detail for equity investments, and if the investment is income producing is disclosed in the consolidated schedule of investments.
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

•

the Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result it is not in the Company’s stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where the Company determines that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. The Board consulted with the independent valuation firm(s) in arriving at the Company’s determination of fair value for 12 and 16 of its portfolio company investments representing 28.3% and 36.0% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended March 31, 2019 and December 31, 2018, respectively) as of March 31, 2019 and December 31, 2018, respectively.

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

Consistent with the policies and methodologies adopted by the Board, the Company performs detailed valuations of its debt and equity investments, including an analysis on the Company’s unfunded debt investment commitments, using both the market and income approaches as appropriate. Under the market approach, the Company typically uses the enterprise value methodology to determine the fair value of an investment. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values, from which the Company derives a single estimate of enterprise value. Under the income approach, the Company typically prepares and analyzes discounted cash flow models to estimate the present value of future cash flows of either an individual debt investment or of the underlying portfolio company itself.

The Company evaluates investments in portfolio companies using the most recent portfolio company financial statements and forecasts. The Company also consults with the portfolio company’s senior management to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development and other operational issues.

For the Company’s debt investments the primary valuation technique used to estimate the fair value is the discounted cash flow method. However, if there is deterioration in credit quality or a debt investment is in workout status, the Company may consider other methods in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. The Company’s discounted cash flow models estimate a range of fair values by applying an appropriate discount rate to the future cash flow streams of its debt investments, based on future interest and principal payments as set forth in the associated debt investment agreements. The Company prepares a weighted average cost of capital for use in the discounted cash flow model for each investment, based on factors including, but not limited to:

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

current pricing and credit metrics for similar proposed or executed investment transactions of private companies; the portfolio company’s historical financial results and outlook; and the portfolio company’s current leverage and credit quality as compared to leverage and credit quality as of the date the investment was made. The Company may also consider the following factors when determining the fair value of debt investments: the portfolio company’s ability to make future scheduled payments; prepayment penalties and other fees; estimated remaining life; the nature and realizable value of any collateral securing such debt investment; and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made. The Company estimates the remaining life of its debt investments to generally be the legal maturity date of the instrument, as the Company generally intends to hold its debt investments to maturity. However, if the Company has information available to it that the debt investment is expected to be repaid in the near term, it would use an estimated remaining life based on the expected repayment date.

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

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the three months ended March 31, 2019 and 2018.

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2019 and 2018:

	Second Lien	Subordinated	First Lien			Royalty
	Debt	Debt	Debt	Equity	Warrants	Rights	Total
Balance, December 31, 2017	$341,279	$126,481	$28,911	$84,585	$15,052	$—	$596,308
Net realized gains (losses) on investments	—	—	—	7,278	—	—	7,278
Net change in unrealized appreciation (depreciation) on investments	(5,752)	(561)	1,070	8,061	(701)	—	2,117
Purchase of investments	51,500	5,600	—	3,813	—	—	60,913
Proceeds from sales and repayments of investments	(10,595)	(17,025)	(647)	(7,826)	—	—	(36,093)
Interest and dividend income paid-in-kind	1,111	289	279	45	—	—	1,724
Proceeds from loan origination fees	(267)	(56)	—	—	—	—	(323)
Accretion of loan origination fees	110	93	9	2	—	—	214
Accretion of original issue discount	19	36	—	2	—	—	57

Balance, March 31, 2018	$377,405	$114,857	$29,622	$95,960	$14,351	$—	$632,195

Balance, December 31, 2018	$366,517	$104,225	$51,790	$106,707	$13,743	$—	$642,982
Net realized gains (losses) on investments	—	—	—	(1,591)	—	—	(1,591)
Net change in unrealized appreciation (depreciation) on investments	(1,214)	1,144	(1,715)	7,987	(2,657)	—	3,545
Purchase of investments	14,630	46,243	16,250	3,350	—	—	80,473
Proceeds from sales and repayments of investments	(19,419)	(26,663)	(10,768)	(502)	—	—	(57,352)
Interest and dividend income paid-in-kind	2,083	511	36	—	—	—	2,630
Proceeds from loan origination fees	(88)	(327)	(171)	—	—	—	(586)
Accretion of loan origination fees	163	119	84	1	—	—	367
Accretion of original issue discount	8	—	5	—	—	—	13

Balance, March 31, 2019	$362,680	$125,252	$55,511	$115,952	$11,086	$—	$670,481

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Net change in unrealized appreciation of $1,538 and $6,085 for the three months ended March 31, 2019 and 2018, respectively, was attributable to Level 3 investments held at March 31, 2019 and 2018, respectively.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of March 31, 2019 and December 31, 2018. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at	Valuation	Unobservable	Range
	March 31, 2019	Techniques	Inputs	(weighted average)
Debt investments:
Second Lien Debt	$353,986	Discounted cash flow	Weighted average cost of capital	11.1% - 30.0% (13.4%)
	6,192	Enterprise value	EBITDA multiples	2.5x - 2.5x (2.5x)
	2,502	Enterprise value	Asset Coverage	1.2x - 1.2x (1.2x)

Subordinated Debt	125,252	Discounted cash flow	Weighted average cost of capital	10.9% - 16.5% (12.1%)

First Lien Debt	49,074	Discounted cash flow	Weighted average cost of capital	10.0% - 15.6% (12.4%)
	6,437	Enterprise value	EBITDA multiples	5.1x - 5.1x (5.1x)

Equity investments:
Equity	115,952	Enterprise value	EBITDA multiples	2.5x - 17.3x (7.0x)

Warrants	11,086	Enterprise value	EBITDA multiples	4.0x - 7.0x (6.5x)

Royalty Rights	—	Discounted cash flow	Weighted average cost of capital	N/A

	Fair Value at	Valuation	Unobservable	Range
	December 31, 2018	Techniques	Inputs	(weighted average)
Debt investments:
Second Lien Debt	$357,813	Discounted cash flow	Weighted average cost of capital	11.2% - 30.0% (13.5%)
	8,704	Enterprise value	EBITDA multiples	5.0x - 5.9x (5.1x)

Subordinated Debt	104,225	Discounted cash flow	Weighted average cost of capital	10.9% - 16.5% (12.5%)

First Lien Debt	51,790	Discounted cash flow	Weighted average cost of capital	10.2% - 20.7% (12.3%)

Equity investments:
Equity	106,707	Enterprise value	EBITDA multiples	3.5x - 17.3x (7.0x)

Warrants	13,743	Enterprise value	EBITDA multiples	4.0x - 8.0x (7.2x)

Royalty Rights	—	Discounted cash flow	Weighted average cost of capital	N/A

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The following tables summarize the carrying value and fair value of the Company’s debt obligations as of March 31, 2019 and December 31, 2018.

	March 31, 2019		December 31, 2018
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
SBA debentures (2)	$171,250	$171,250	$191,000	$191,000
Credit Facility borrowings (3)	—	—	36,500	36,500
2023 Notes (4)	50,000	51,235	50,000	51,492
2024 Notes (4)	69,000	69,911	—	—

Total	$290,250	$292,396	$277,500	$278,992

(1)	Carrying value represents the outstanding principal balance of the debt obligation.
(2)

The fair value of SBA debentures is estimated by discounting the remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures, which are Level 3 inputs under ASC Topic 820.

(3)

The fair value of borrowings under the Credit Facility, if valued under ASC Topic 820, are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

(4)	The Public Notes, if valued under ASC Topic 820, are valued using available market quotes, which is a Level 1 input.

The following table summarizes the inputs used to value the Company’s debt obligations if measured at fair value as of March 31, 2019 and December 31, 2018.

	Fair Value
Valuation Inputs	March 31, 2019	December 31, 2018
Level 1	$121,146	$51,492
Level 2	—	—
Level 3	171,250	227,500

Total	$292,396	$278,992

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

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement was $2,871 and $2,685, for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, the base management fee payable was $2,871 and $2,927, respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee was $2,485 and $2,224, for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, the income incentive fee payable was $2,485 and $2,785, respectively.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid in cash to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and losses since the Formation Transactions (realized capital gains and losses include realized gains and losses on investments, net of income tax provision from realized gains on investments, and realized losses on extinguishment of debt), and the aggregate unrealized capital depreciation on investments as of the date of the calculation. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains on investments, less cumulative aggregate realized capital losses on investments, less aggregate unrealized capital depreciation on investments, and less cumulative aggregate realized losses on extinguishment of debt. If this number is positive at the end of such year, then the capital gains incentive fee to be paid in cash for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of March 31, 2019 and December 31, 2018, the capital gains incentive fee payable in cash was $0 (as cumulative aggregate realized capital gains and losses on investments plus aggregate unrealized capital depreciation on investments plus realized losses on extinguishment of debt was negative as of each period). The aggregate amount of capital gains incentive fees paid from the IPO through March 31, 2019 was $348.

In addition, the Company accrues, but does not pay in cash, a capital gains incentive fee in connection with any unrealized capital appreciation on investments, as applicable. If, on a cumulative basis, the sum of (i) net realized gains/(losses) on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of (i) net realized gains/(losses) on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt. The capital gains incentive fee accrued (reversed) during the three months ended March 31, 2019 and 2018 was $355 and $1,530, respectively. As of March 31, 2019 and December 31, 2018, the accrued capital gains incentive fee payable was $9,770 and $9,415, respectively.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Administration Agreement: The Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 7, 2018, the Board approved the renewal of the Administration Agreement through June 20, 2019. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides clerical, bookkeeping, and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies to which the Company is required to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies, including “dead deal” expenses. Under the Administration Agreement, administrative service expenses for the three months ended March 31, 2019 and 2018 were $399 and $399, respectively. As of March 31, 2019 and December 31, 2018, the accrued administrative service expense was $375 and $474, respectively.

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

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of March 31, 2019 and December 31, 2018, the Company was in compliance in all material respect with the terms of the Credit Facility.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs; such debentures have 10-year terms with the entire principal balance due at maturity and are guaranteed by the SBA. Interest on SBA debentures is payable semi-annually on March 1 and September 1. As of March 31, 2019 and December 31, 2018, the Company did not have any remaining approved and unused SBA debenture commitments. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

As of March 31, 2019 and December 31, 2018, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling Date (1)	Maturity Date	Fixed Interest Rate	March 31, 2019	December 31, 2018
9/21/2011	9/1/2021	3.594%	$—	$2,000
3/21/2012	3/1/2022	3.051	—	8,000
9/19/2012	9/1/2022	2.530	8,750	11,000
9/19/2012	9/1/2022	3.049	11,500	11,500
3/27/2013	3/1/2023	3.155	—	3,000
9/24/2014	9/1/2024	3.775	1,000	1,000
3/25/2015	3/1/2025	3.321	1,000	5,500
3/25/2015	3/1/2025	3.277	22,500	22,500
9/23/2015	9/1/2025	3.571	16,700	16,700
3/23/2016	3/1/2026	3.267	1,500	1,500
3/23/2016	3/1/2026	3.249	21,800	21,800
9/21/2016	9/1/2026	2.793	500	500
3/29/2017	3/1/2027	3.587	10,000	10,000
9/20/2017	9/1/2027	3.260	1,000	1,000
9/20/2017	9/1/2027	3.190	33,000	33,000
3/21/2018	3/1/2028	3.859	16,000	16,000
3/21/2018	3/1/2028	3.534	15,500	15,500
9/19/2018	9/1/2028	3.895	9,500	9,500
9/19/2018	9/1/2028	4.220	1,000	1,000

Total outstanding SBA debentures			$171,250	$191,000

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.

Public Notes: On February 2, 2018, the Company closed the public offering of approximately $43,478 in aggregate principal amount of its 5.875% notes due 2023, or the “2023 Notes.” On February 22, 2018, the underwriters exercised their option to purchase an additional $6,522 in aggregate principal of the 2023 Notes. The total net proceeds to the Company from the 2023 Notes, including the exercise of the underwriters option, after deducting underwriting discounts of approximately $1,500 and offering expenses of $438, were approximately $48,062.

The 2023 Notes mature on February 1, 2023 and bear interest at a rate of 5.875%. The 2023 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after February 1, 2020. Interest on the 2023 Notes is payable quarterly on February 1, May 1, August 1 and November 1 of each year. The 2023 Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSL.”

On February 8, 2019, the Company closed the public offering of approximately $60,000 in aggregate principal amount of its 6.000% notes due 2024, or the “2024 Notes” (and collectively with the 2023 Notes, the “Public Notes”). On February 19, 2019, the underwriters exercised their option to purchase an additional $9,000 in aggregate principal of the 2024 Notes. The total net proceeds to the Company from the 2024 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of approximately $2,070 and estimated offering expenses of $418, were approximately $66,512.

The 2024 Notes mature on February 15, 2024 and bear interest at a rate of 6.000%. The 2024 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after February 15, 2021. Interest on the 2024 Notes is payable quarterly on February 15, May 15, August 15 and November 15 of each year, beginning May 15, 2019. The 2024 Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSZ.”

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Interest and Financing Expenses

Interest and fees related to the Company’s debt for the three months ended March 31, 2019 and 2018 which are included in interest and financing expenses on the consolidated statements of operations, were as follows:

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
	SBA debentures	Credit Facility	Public Notes	Total	SBA debentures	Credit Facility	Public Notes	Total
Stated interest expense	$1,522	$473	$1,314	$3,309	$1,947	$224	$444	$2,615
Amortization of deferred financing costs	159	92	164	415	193	65	59	317

Total interest and financing expenses	$1,681	$565	$1,478	$3,724	$2,140	$289	$503	$2,932

Weighted average stated interest rate, period end	3.369%	N/A	5.947%	4.426%	3.311%	N/A	5.875%	3.796%
Unused commitment fee rate, period end	N/A	1.000%	N/A	1.000%	N/A	1.000%	N/A	1.000%

Realized Losses on Extinguishment of Debt

During the three months ended March 31, 2019 and 2018, the Company prepaid $19,750 and $43,800 of SBA debentures, respectively, which were scheduled to mature on dates ranging from 2021 to 2025 and 2019 to 2022, respectively. As part of the prepayments, the Company recognized realized losses on extinguishment of debt of $189 and $150, respectively, equal to the write-off of the related unamortized deferred financing costs.

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations, using the effective interest method, over the term of the respective financing instrument. Deferred financing costs related to the Credit Facility, SBA debentures, and Public Notes as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019				December 31, 2018
	SBA debentures	Credit Facility	Public Notes	Total	SBA debentures	Credit Facility	Public Notes	Total
SBA debenture commitment fees	$3,000	$—	$—	$3,000	$3,000	$—	$—	$3,000
SBA debenture leverage fees	7,276	—	—	7,276	7,276	—	—	7,276
Credit Facility upfront fees	—	1,635	—	1,635	—	1,601	—	1,601
Public Notes underwriting discounts	—	—	3,570	3,570	—	—	1,500	1,500
Public Notes debt issue costs	—	—	856	856	—	—	438	438

Total deferred financing costs	10,276	1,635	4,426	16,337	10,276	1,601	1,938	13,815
Less: accumulated amortization	(6,358)	(1,551)	(513)	(8,422)	(6,010)	(1,459)	(349)	(7,818)

Unamortized deferred financing costs	$3,918	$84	$3,913	$7,915	$4,266	$142	$1,589	$5,997

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures, Credit Facility and Public Notes liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of March 31, 2019 and December 31, 2018:

	March 31, 2019				December 31, 2018
	SBA debentures	Credit Facility	Public Notes	Total	SBA debentures	Credit Facility	Public Notes	Total
Outstanding debt	$171,250	$—	$119,000	$290,250	$191,000	$36,500	$50,000	$277,500
Less: unamortized deferred financing costs	(3,918)	(84)	(3,913)	(7,915)	(4,266)	(142)	(1,589)	(5,997)

Debt, net of deferred financing costs	$167,332	$(84)	$115,087	$282,335	$186,734	$36,358	$48,411	$271,503

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

As of March 31, 2019, the Company’s debt liabilities are scheduled to mature as follows (1):

	SBA	Credit	Public
Year	debentures	Facility (2)	Notes	Total
2019	$—	$—	$—	$—
2020	—	—	—	—
2021	—	—	—	—
2022	20,250	—	—	20,250
2023	—	—	50,000	50,000
2024	1,000	—	69,000	70,000
2025	40,200	—	—	40,200
2026	23,800	—	—	23,800
2027	44,000	—	—	44,000
2028	42,000	—	—	42,000

Total	$171,250	$—	$119,000	$290,250

(1)

The table above presents scheduled maturities of the Company’s outstanding debt liabilities as of a point in time pursuant to the terms of those instruments. The timing of actual repayments of outstanding debt liabilities may not ultimately correspond with the scheduled maturity dates depending on the terms of the underlying instruments and the potential for earlier prepayments.

(2)

The Company’s Credit Facility matures on June 16, 2019. As of March 31, 2019, there were no outstanding borrowings under the Credit Facility. For more information on the Credit Facility, please refer to Note 11.

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to portfolio companies to fund various undrawn revolving loans, other debt investments and capital commitments totaling $10,174 and $10,846 as of March 31, 2019 and December 31, 2018, respectively. Such outstanding commitments are summarized in the following table:

	March 31, 2019				December 31, 2018
	Total		Unfunded		Total		Unfunded
Portfolio Company - Investment	Commitment		Commitment		Commitment		Commitment
American AllWaste LLC (dba WasteWater Transport Services) - Delayed Draw Commitment - Term Loan-B	$3,000		$2,104		$3,000		$2,276
B&B Roadway and Security Solutions, LLC - Common Equity (Units)	133		133		133		133
FDS Avionics Corp. (dba Flight Display Systems) - Revolving Loan	250		50		250		50
Mesa Line Services, LLC - Delayed Draw Term Loan Commitment	3,000		2,160		4,000		3,160
Oaktree Medical Centre, P.C. (dba Pain Management Associates) - Senior Secured Revolving Loan	1,750		500		—		—
Rhino Assembly Company, LLC - Delayed Draw Commitment	875		875		875		875
Safety Products Group, LLC - Common Equity (Units)	2,852	(1)	2,852	(1)	2,852	(1)	2,852	(1)
UBEO, LLC - Delayed Draw Term Loan Commitment	1,500		1,500		1,500		1,500

Total	$13,360		$10,174		$12,610		$10,846

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

Common Stock ATM Program

On August 21, 2014, the Company entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which the Company could sell, by means of at-the-market offerings from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50,000 (the “ATM Program”). There were no issuances of common stock under the ATM program during the last two fiscal years and for the three months ended March 31, 2019.

Stock Repurchase Program

As described in Note 2, the Company has a Stock Repurchase Program under which the Company may acquire up to $5,000 of its outstanding common stock. The Company did not make any repurchases of common stock during the three months ended March 31, 2019. During the three months ended March 31, 2018, the Company repurchased 44,821 shares of common stock on the

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

open market for $582. The Company’s NAV per share increased by approximately $0.01 for the three months ended March 31, 2018 as a result of the share repurchases. The following table summarizes the Company’s share repurchases under the Stock Repurchase Program for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
Repurchases of Common Stock	2019	2018
Number of shares repurchased	—	44,821
Cost of shares repurchased, including commissions	$—	$582
Weighted average price per share	$—	$12.94
Weighted average discount to net asset value at quarter end prior to repurchases	N/A	19.4%

Refer to Note 9 for additional information regarding the issuance of shares under the DRIP.

The Company had 24,463,119 shares of common stock outstanding as of March 31, 2019 and December 31, 2018.

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the last two fiscal years and for the three months ended March 31, 2019.

						DRIP				DRIP
Date	Record	Payment	Amount	Total	Cash	Shares		DRIP		Share
Declared	Date	Date	Per Share	Distribution	Distribution	Value		Shares		Issue Price
Fiscal Year Ended December 31, 2017:
2/14/2017	3/10/2017	3/24/2017	$0.39	$8,754	$8,556	$198		11,500		$17.17
5/1/2017	6/9/2017	6/23/2017	0.39	8,758	8,582	176		10,548		16.74
7/31/2017	9/8/2017	9/22/2017	0.39	9,548	9,353	195		12,256		15.90
10/30/2017	12/20/2017	12/27/2017	0.39	9,552	9,343	209		13,659		15.30
10/30/2017 (1)	12/20/2017	12/27/2017	0.04	980	959	21		1,401		15.30

			$1.60	$37,592	$36,793	$799		49,364

Fiscal Year Ended December 31, 2018:
2/13/2018	3/9/2018	3/23/2018	$0.39	$9,558	$9,558	$—	(2)	—	(2)	—
4/30/2018	6/8/2018	6/22/2018	0.39	9,541	9,541	—	(2)	—	(2)	—
7/30/2018	9/7/2018	9/21/2018	0.39	9,540	9,540	—	(2)	—	(2)	—
10/30/2018	12/7/2018	12/21/2018	0.39	9,541	9,541	—	(2)	—	(2)	—
10/30/2018 (1)	12/7/2018	12/21/2018	0.04	978	978	—	(2)	—	(2)	—

			$1.60	$39,158	$39,158	$—		—

Three Months Ended March 31, 2019:
1/31/2019	3/8/2019	3/22/2019	$0.39	$9,541	$9,541	$—	(2)	—	(2)	—

			$0.39	$9,541	$9,541	$—		—

(1)	Special dividend.
(2)

During the three months ended March 31, 2019 and the year ended December 31, 2018, the Company directed the DRIP program plan administrator to repurchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock in lieu of issuing new shares. Accordingly, the Company purchased and reissued shares to satisfy the DRIP obligation as follows:

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Fiscal Year Ended December 31, 2018:	and Reissued	Per Share	Amount Paid
January 1, 2018 through March 31, 2018	16,503	$12.97	$214
April 1, 2018 through June 30, 2018	16,216	14.48	235
July 1, 2018 through September 30, 2018	16,207	14.83	240
October 1, 2018 through December 31, 2018	29,152	11.85	346

Total	78,078	$13.25	$1,035

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Three Months Ended March 31, 2019:	and Reissued	Per Share	Amount Paid
January 1, 2019 through March 31, 2019	21,855	$15.25	$333

Total	21,855	$15.25	$333

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 10. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Per share data:
Net asset value at beginning of period	$16.47	$16.05
Net investment income (1)	0.39	0.31
Net realized gain (loss) on investments, net of tax (provision) (1)	(0.06)	0.22
Net unrealized appreciation (depreciation) on investments (1)	0.14	0.09
Realized losses on extinguishment of debt (1)	(0.01)	(0.01)

Total increase from investment operations (1)	0.46	0.61
Accretive (dilutive) effect of share issuances and repurchases	—	0.01
Dividends to stockholders	(0.39)	(0.39)
Other (2)	0.01	—

Net asset value at end of period	$16.55	$16.28

Market value at end of period	$15.33	$12.88

Shares outstanding at end of period	24,463,119	24,463,119
Weighted average shares outstanding during the period	24,463,119	24,498,041
Net assets at end of period	$404,816	$398,158
Average net assets (7)	$403,901	$395,716
Ratios to average net assets:
Total expenses (3)(5)(10)	10.6%	10.8%
Net investment income (3)(6)	9.5%	7.5%
Total return based on market value (4)	32.1%	(14.7%)
Total return based on net asset value (9)	2.8%	3.8%
Portfolio turnover ratio (3)	34.8%	23.5%
Supplemental Data:
Average debt outstanding (8)	$283,875	$253,650
Average debt per share (1)	$11.60	$10.35

(1)	Weighted average per share data.
(2)

Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date, or other rounding.

(3)	Annualized.
(4)

Total return based on market value equals the change in the market value of the Company’s common stock per share during the period divided by the market value per share at the beginning of the period, and assumes reinvestment of dividends at prices obtained by our dividend reinvestment plan during the period. The return does not reflect any sales load that may be paid by an investor.

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
(9)

Total return based on net asset value per share equals the change in net asset value per share during the period, plus dividends paid per share during the period, less other non-operating changes during the period, and divided by beginning net asset value per share for the period. Non-operating changes include any items that affect net asset value per share other than increase from investment operations, such as the effects of share issuances and repurchases and other miscellaneous items.

(10)	The following is a schedule of supplemental expense ratios to average net assets:

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Three Months Ended March 31,
Ratio to average net assets:	2019	2018
Expenses other than incentive fee (3)	7.8%	7.0%
Incentive fee (3)	2.8%	3.8%

Total expenses (3)(5)	10.6%	10.8%

Note 11. Subsequent Events

On April 24, 2019, the Company executed an amendment and restatement of its Credit Facility, whereby, among other things, the total commitments under the Credit Facility increased from $90,000 to $100,000, the final maturity date was extended from June 16, 2019 to April 24, 2023, and the pricing on the Credit Facility was reduced from LIBOR plus 3.50% to LIBOR plus 3.00%. The amendment also includes an expansion of the accordion feature to $250,000 to accommodate further growth of the Company, and modifies certain covenants to the Credit Facility.

On April 29, 2019, the Board declared a regular quarterly dividend of $0.39 per share payable on June 21, 2019 to stockholders of record as of June 7, 2019.

On April 29, 2019, our Board, including a majority of the non-interested directors, approved a minimum asset coverage ratio of 150% under Sections 18(a)(1) and 18(a)(2) of the 1940 Act. As a result, the Company will become subject to the 150% asset coverage ratio effective as of April 29, 2020. At present time, the Company does not intend to seek stockholder approval to reduce its asset coverage requirement. See Item IA. Risk Factors –“Recent legislation may allow us to incur additional leverage.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Fidus Investment Corporation’s consolidated financial statements and related notes appearing in our annual report on Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2019. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

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

•

currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than the U.S. dollars; and,

•

the risks, uncertainties and other factors we identify in Item 1A. – Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2018, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new debt investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in Item 1.A – Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

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

On June 20, 2011, FIC acquired all of the limited partnership interests of Fund I and membership interests of Fidus Mezzanine Capital GP, LLC, its general partner, resulting in Fund I becoming our wholly-owned SBIC subsidiary. Immediately following the acquisition, we and Fund I elected to be treated as business development companies, or BDCs, under the 1940 Act and our investment activities have been managed by Fidus Investment Advisors, LLC, our investment advisor, and supervised by our board of directors, a majority of whom are independent of us. On March 29, 2013, we commenced operations of a second wholly-owned subsidiary, Fund II. On April 18, 2018, we commenced operations of a third wholly-owned subsidiary, Fund III. Fund I, Fund II and Fund III are collectively referred to as the “Funds.”

Fund I, Fund II and Fund III received their SBIC licenses on October 22, 2007, May 28, 2013, and March 21, 2019, respectively. We plan to continue to operate the Funds as SBICs, subject to SBA approval, and to utilize the proceeds of the sale of SBA-guaranteed debentures to enhance returns to our stockholders. We have also made, and continue to make, investments directly through FIC. We believe that utilizing FIC and the Funds as investment vehicles provides us with access to a broader array of investment opportunities.

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

Investments

We seek to create a diversified investment portfolio that primarily includes debt investments and, to a lesser extent, equity securities. Our investments typically range between $5.0 million to $30.0 million per portfolio company, although this investment size may vary proportionately with the size of our capital base. Our investment objective is to provide attractive risk-adjusted returns by generating both current income from our debt investments and capital appreciation from our equity related investments. We may invest in the equity securities of our portfolio companies, such as preferred stock, common stock, warrants and other equity interests, either directly or in conjunction with our debt investments.

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

Many of our debt investments also include excess cash flow sweep features, whereby principal repayment may be required before maturity if the portfolio company achieves certain defined operating targets. Additionally, our debt investments typically have principal prepayment penalties in the early years of the debt investment. The majority of our debt investments provide for a fixed interest rate.

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

Revenues: We generate revenue in the form of interest and fee income on debt investments and dividends, if any, on equity investments. Our debt investments, whether in the form of second lien, subordinated or first lien loans, typically have terms of five to seven years and most bear interest at a fixed rate, but some bear interest at a floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity dates, which may include prepayment penalties. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity may reflect the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or PIK interest. The principal amount of debt investments and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, or structuring fees and fees for providing managerial assistance. Debt investment origination fees, OID and market discount or premium, if any, are capitalized, and we accrete or amortize such amounts into interest income. We record prepayment penalties on debt investments as fee income when earned. Interest and dividend income is recorded on the accrual basis to the extent that we expect to collect such amounts. Interest is accrued daily based on the outstanding principal amount and the contractual terms of the debt investment. Dividend income is recorded as dividends are declared or at the point an obligation exists for the portfolio company to make a distribution, and is generally recognized when received. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is a distribution of earnings or a return of capital. Distributions of earnings are included in dividend income while a return of capital is recorded as a reduction in the cost basis of the investment. Estimates are adjusted as necessary after the relevant tax forms are received from the portfolio company. Debt investments or preferred equity investments (for which we are accruing PIK dividends) are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Interest and dividend payments received on non-accrual investments may be recognized as interest or dividend income or may be applied to the investment principal balance based on management’s judgment. Non-accrual investments are restored to accrual status when past due principal, interest or dividends are paid and, in management’s judgment, payments are likely to remain current. See “Critical Accounting Policies and Use of Estimates – Revenue Recognition.”

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

Portfolio Composition, Investment Activity and Yield

During the three months ended March 31, 2019 and 2018, we invested $80.5 million and $60.9 million, respectively, in debt and equity investments including four and five new portfolio companies, respectively. During the three months ended March 31, 2019 and 2018, we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $57.4 million and $36.1 million, respectively, including exits of three and two portfolio companies, respectively. The following table summarizes investment purchases and sales and repayments of investments by type for the three months ended March 31, 2019 and 2018 (dollars in millions).

	Purchases of Investments				Sales and Repayments of Investments
	2019		2018		2019		2018
Second Lien Debt	$14.6	18.2%	$51.5	84.6%	$19.4	33.8%	$10.6	29.3%
Subordinated Debt	46.2	57.4	5.6	9.2	26.7	46.5	17.0	47.1
First Lien Debt	16.3	20.2	—	—	10.8	18.8	0.6	1.7
Equity	3.4	4.2	3.8	6.2	0.5	0.9	7.8	21.6
Warrants	—	—	—	—	—	—	0.1	0.3
Royalty Rights	—	—	—	—	—	—	—	—

Total	$80.5	100.0%	$60.9	100.0%	$57.4	100.0%	$36.1	100.0%

As of March 31, 2019, the fair value of our investment portfolio totaled $670.5 million and consisted of 61 active portfolio companies and four portfolio companies that have sold their underlying operations. As of March 31, 2019, eight portfolio company’s debt investments bore interest at a variable rate, which represented $80.3 million of our portfolio on a fair value basis, and the remainder of our debt portfolio was comprised of fixed rate investments. Overall, the portfolio had net unrealized appreciation of $47.8 million as of March 31, 2019. As of March 31, 2019, our average active portfolio company investment at amortized cost was $10.2 million, which excludes investments in the four portfolio companies that have sold their underlying operations.

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

The weighted average yield on debt investments as of March 31, 2019 and December 31, 2018 was 12.4% and 12.6%, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of March 31, 2019 and December 31, 2018, respectively, including the accretion of OID and debt investment origination fees, but excluding investments on non-accrual status, if any.

The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments (dollars in millions):

	Fair Value				Cost
	March 31,		December 31,		March 31,		December 31,
	2019		2018		2019		2018
Second Lien Debt	$362.7	54.0%	$366.5	57.0%	$377.4	60.6%	$380.0	63.5%
Subordinated Debt	125.2	18.7	104.3	16.2	125.7	20.2	105.9	17.7
First Lien Debt	55.5	8.3	51.8	8.1	57.7	9.3	52.2	8.7
Equity	116.0	17.3	106.7	16.6	54.7	8.8	53.5	8.9
Warrants	11.1	1.7	13.7	2.1	7.0	1.1	7.0	1.2
Royalty Rights	—	—	—	—	0.2	—	0.2	—

Total	$670.5	100.0%	$643.0	100.0%	$622.7	100.0%	$598.8	100.0%

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	March 31,		December 31,		March 31,		December 31,
	2019		2018		2019		2018
Midwest	$149.2	22.3%	$161.1	25.1%	$134.4	21.5%	$152.6	25.5%
Southeast	171.6	25.6	176.8	27.5	151.2	24.3	155.3	25.9
Northeast	148.9	22.2	89.7	13.9	142.2	22.8	84.2	14.1
West	59.7	8.9	62.8	9.8	54.5	8.8	54.5	9.1
Southwest	141.1	21.0	152.6	23.7	140.4	22.6	152.2	25.4

Total	$670.5	100.0%	$643.0	100.0%	$622.7	100.0%	$598.8	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value				Cost
	March 31,		December 31,		March 31,		December 31,
	2019		2018		2019		2018
Specialty Distribution	14.7%		13.4%		15.5%		14.1%
Information Technology Services	12.2		8.5		12.5		8.5
Business Services	10.9		9.7		11.4		10.3
Healthcare Services	7.0		7.8		7.7		7.7
Component Manufacturing	6.7		7.9		7.5		8.9
Oil & Gas Services	6.5		6.4		1.6		1.7
Aerospace & Defense Manufacturing	5.1		5.8		5.0		6.0
Healthcare Products	4.9		4.8		3.0		3.2
Transportation Services	4.8		5.2		5.2		5.4
Vending Equipment Manufacturing	4.4		4.6		5.0		5.2
Promotional Products	3.9		4.1		4.0		4.2
Utilities: Services	2.8		1.7		2.9		1.7
Industrial Cleaning & Coatings	2.3		4.1		2.5		4.7
Retail	2.3		2.4		2.6		2.7
Utility Equipment Manufacturing	2.3		2.4		2.4		2.5
Consumer Products	2.2		2.3		2.5		2.6
Packaging	2.1		2.2		2.3		2.4
Building Products Manufacturing	2.0		3.8		3.3		5.1
Environmental Industries	1.9		1.9		2.0		2.0
Oil & Gas Distribution	1.0		1.0		1.0		1.0
Capital Equipment Manufacturing	0.0	(1)	0.0	(1)	0.0	(1)	0.0	(1)
Restaurants	0.0	(1)	0.0	(1)	0.1		0.1
Specialty Chemicals	0.0	(1)	0.0	(1)	0.0	(1)	0.0	(1)

Total	100.0%		100.0%		100.0%		100.0%

(1)	Percentage is less than 0.1% of respective total.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of March 31, 2019 and December 31, 2018 (dollars in millions):

	Fair Value				Cost
Investment Rating	March 31, 2019		December 31, 2018		March 31, 2019		December 31, 2018
1	$108.2	16.2%	$123.8	19.2%	$43.0	6.9%	$63.7	10.7%
2	482.6	72.0	403.1	62.7	478.0	76.8	396.2	66.2
3	70.0	10.4	94.3	14.7	76.7	12.3	101.4	16.9
4	8.9	1.3	21.3	3.3	20.8	3.3	33.2	5.5
5	0.8	0.1	0.5	0.1	4.2	0.7	4.3	0.7

Total	$670.5	100.0%	$643.0	100.0%	$622.7	100.0%	$598.8	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of March 31, 2019 and December 31, 2018 was 2.0 and 2.0, respectively, on a fair value basis and 2.1 and 2.2, respectively, on a cost basis.

Non-Accrual

As of March 31, 2019 and December 31, 2018, we had debt investments in two portfolio companies on non-accrual status, respectively (dollars in millions):

	March 31, 2019				December 31, 2018
Portfolio Company	Fair Value		Cost		Fair Value		Cost
K2 Industrial Services, Inc.	$—	(1)	$—	(1)	$13.2		$14.3
Oaktree Medical Centre, P.C. (dba Pain Management Associates)	6.4	(3)	8.3	(3)	—	(2)	—	(2)
US GreenFiber, LLC	6.2		15.4		7.6		15.3

Total	$12.6		$23.7		$20.8		$29.6

(1)	Portfolio company was no longer held at period end. Interest earned while on non-accrual was paid in full at exit.
(2)	Portfolio company debt investments were not on non-accrual status at period end.
(3)	Portfolio company last-out debt investment was on PIK-only on non-accrual status at period end, meaning we have ceased recognizing PIK interest income on the investment.

Discussion and Analysis of Results of Operations

Comparison of three months ended March 31, 2019 and 2018

Investment Income

Below is a summary of the changes in total investment income for the three months ended March 31, 2019 as compared to the same period in 2018 (dollars in millions):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change (1)(2)
Interest income	$15.2	$14.7	$0.5	3.5%
Payment-in-kind interest income	2.6	1.7	0.9	56.6%
Dividend income	0.3	0.4	(0.1)	(12.7%)
Fee income	2.1	1.4	0.7	46.1%
Interest on idle funds and other income	0.1	—	0.1	NM

Total investment income	$20.3	$18.2	$2.1	11.5%

(1)	NM = Not meaningful
(2)	Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended March 31, 2019, total investment income was $20.3 million, an increase of $2.1 million or 11.5%, from the $18.2 million of total investment income for the three months ended March 31, 2018. As reflected in the table above, the increase is primarily attributable to the following:

•

$1.5 million increase in total interest income (including payment-in-kind interest income) resulting from higher average debt investment balances outstanding, partially offset by a small decrease in weighted average debt yield, during 2019 as compared to 2018.

•

$0.7 million increase in fee income resulting from an increase in structuring fees due to a comparative increase in new investments and an increase in prepayment fee income, during 2019 as compared to 2018.

•	$(0.1) million decrease in dividend income, during 2019 as compared to 2018, due to decreased levels of distributions received from equity.

Expenses

Below is a summary of the changes in total expenses, including income tax provision, for the three months ended March 31, 2019 as compared to the same period in 2018 (dollars in millions):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change (1)(2)
Interest and financing expenses	$3.7	$3.0	$0.7	27.0%
Base management fee	2.9	2.7	0.2	6.9%
Incentive fee - income	2.5	2.2	0.3	11.7%
Incentive fee - capital gains	0.3	1.5	(1.2)	(76.8%)
Administrative service expenses	0.4	0.4	—	NM
Professional fees	0.6	0.5	0.1	15.7%
Other general and administrative expenses	0.3	0.3	—	NM

Total expenses, before income tax provision	10.7	10.6	0.1	1.5%
Income tax provision	—	0.1	(0.1)	NM

Total expenses, including income tax provision	$10.7	$10.7	$—	NM

(1)	NM = Not meaningful
(2)	Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended March 31, 2019, total expenses, including income tax provision, were $10.7 million, flat with the three months ended March 31, 2018. As reflected in the table above, changes across periods were primarily attributable to the following:

•

$0.7 million increase in interest and financing expenses due to an increase in average borrowings outstanding and an increase in weighted average interest rate on borrowings during 2019 as compared to 2018.

•	$0.3 million increase in the income incentive fee due to a $1.2 million increase in pre-incentive fee net investment income during 2019, as compared to the same period in 2018.

•	$0.2 million increase in base management fee due to higher average total assets during 2019 as compared to 2018.

•

$(1.2) million decrease in the capital gains incentive fee due to a $(5.7) million decrease in net gain on investments (net realized gains (losses), plus net change in unrealized appreciation (depreciation) on investments, plus realized losses on extinguishment of debt) during 2019, as compared to the same period in 2018.

Net Investment Income

Net investment income increased by $2.1 million, or 27.5%, to $9.6 million during the three months ended March 31, 2019 as compared to the same period in 2018, as a result of the $2.1 million increase in total investment income and flat total expenses, including income tax provision.

Net Gain (Loss) on Investments

For the three months ended March 31, 2019, the total net realized loss on investments, before income tax provision on realized gains, was $(1.6) million. Income tax (provision) benefit from realized gains on investments was zero for the three months ended March 31, 2019. Significant realized gains (losses) for the three months ended March 31, 2019 are summarized below (dollars in millions):

Portfolio Company	Realization Event (1)	Net Realized Gains (Losses)
K2 Industrial Services, Inc.	Exit of portfolio company	$(1.3)
Consolidated Infrastructure Group Holdings, LP	Exit of portfolio company	(0.4)
Other		0.1

Net realized gain (loss) on investments		(1.6)
Income tax provision from realized gains on investments		—

Net realized gain (loss), net of income tax provision, on investments		$(1.6)

(1)

As it relates to realization events, we define an ‘exit’ of a portfolio company as situations where we have completely exited our position in all of the portfolio company’s securities and no longer carry the portfolio company on our schedule of investments. We define a ‘sale’ of a portfolio company, distinguished from an exit, as situations where the underlying operations of a portfolio company have been sold, but where we retain a residual ownership interest in the legacy entity (we generally distinguish these residual portfolio company investments from ‘active’ portfolio company investments).

For the three months ended March 31, 2018, the total net realized gain on investments, before income tax provision on realized gains, was $7.3 million. Income tax (provision) from realized gains on investments was $(1.7) million for the three months ended March 31, 2018. Significant realized gains (losses) for the three months ended March 31, 2018 are summarized below (dollars in millions):

Portfolio Company	Realization Event (1)	Net Realized Gains (Losses)
World Wide Packaging, LLC	Exit of portfolio company	$6.8
Malabar International	Escrow distribution	0.2
Worldwide Express Operations, LLC	Distributions tax character true-up	0.2
Other		0.1

Net realized gain (loss) on investments		$7.3

Income tax provision from realized gains on investments		(1.7)

Net realized gain (loss), net of income tax provision, on investments		$5.6

(1)

As it relates to realization events, we define an ‘exit’ of a portfolio company as situations where we have completely exited our position in all of the portfolio company’s securities and no longer carry the portfolio company on our schedule of investments. We define a ‘sale’ of a portfolio company, distinguished from an exit, as situations where the underlying operations of a portfolio company have been sold, but where we retain a residual ownership interest in the legacy entity (we generally distinguish these residual portfolio company investments from ‘active’ portfolio company investments).

During the three months ended March 31, 2019 and 2018, we recorded a net change in unrealized appreciation (depreciation) on investments attributable to the following (dollars in millions):

	Three Months Ended March 31,
Unrealized Appreciation (Depreciation)	2019	2018
Exit, sale or restructuring of investments	$2.0	$(4.0)
Fair value adjustments to debt investments	(2.3)	(5.2)
Fair value adjustments to equity investments	3.8	11.3

Net change in unrealized appreciation (depreciation)	$3.5	$2.1

Net Increase in Net Assets Resulting From Operations

Net increase in net assets resulting from operations during the three months ended March 31, 2019 and 2018 was $11.4 million and $15.0 million, respectively, as a result of the events described above.

Liquidity and Capital Resources

As of March 31, 2019, we had $26.2 million in cash and cash equivalents and our net assets totaled $404.8 million. We believe that our current cash and cash equivalents on hand, our Credit Facility and our anticipated cash flows from investments will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of securities (including the “at-the-market” program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. During the three months ended March 31, 2019, we repaid $19.8 million of

SBA debentures which would have matured during the period September 1, 2021 through March 1, 2025. Our remaining outstanding SBA debentures continue to mature in 2022 and subsequent years through 2028, which will require repayment on or before the respective maturity dates.

Cash Flows

For the three months ended March 31, 2019, we experienced a net decrease in cash and cash equivalents in the amount of $15.8 million. During that period, we used $16.5 million of cash for operating activities, which included the funding of $80.5 million of investments, which were partially offset by proceeds received from sales and repayments of investments of $57.4 million. During the same period, we received proceeds from the issuance of our Public Notes of $69.0 million; which were partially offset by repayments of SBA debentures of $19.8 million, net repayments of $36.5 million of borrowings under our Credit Facility, cash dividends paid to stockholders of $9.5 million, and the payment of deferred financing costs related to our debt financings of $2.5 million.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of additional debt and equity capital.

SBA debentures

The Funds are licensed SBICs, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $175.0 million, whichever is less. For three or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of March 31, 2019, Fund I, Fund II and Fund III had $21.3 million, $150.0 million and zero of outstanding SBA debentures, respectively. Fund I has commenced a wind-down plan and can no longer issue additional SBA debentures. Subject to SBA regulatory requirements and approval, Fund III may access up to $175.0 million of additional SBA debentures under the SBIC debenture program. For more information on the SBA debentures, please refer to Note 6 to our consolidated financial statements.

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

We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of March 31, 2019, we were in compliance with all covenants of the Credit Facility and we did not have any borrowings outstanding under the Credit Facility.

Public Notes

On February 2, 2018, we closed the public offering of approximately $43.5 million in aggregate principal amount of our 5.875% notes due 2023, or the “2023 Notes.” On February 22, 2018, the underwriters exercised their option to purchase an additional $6.5 million in aggregate principal of the 2023 Notes. The total net proceeds to us from the 2023 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of approximately $1.5 million and estimated offering expenses of $0.4 million, were approximately $48.1 million.

The 2023 Notes will mature on February 1, 2023 and bear interest at a rate of 5.875%. The 2023 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after February 1, 2020. Interest on the 2023 Notes is payable quarterly on February 1, May 1, August 1 and November 1 of each year. The 2023 Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSL.” As of March 31, 2019, the outstanding principal balance of the 2023 Notes was $50.0 million.

On February 8, 2019, we closed the public offering of approximately $60.0 million in aggregate principal amount of our 6.000% notes due 2024, or the “2024 Notes” (and collectively with the 2023 Notes, the “Public Notes”). On February 19, 2019, the underwriters exercised their option to purchase an additional $9.0 million in aggregate principal of the 2024 Notes. The total net proceeds to us from the 2024 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of approximately $2.1 million and estimated offering expenses of $0.4 million, were approximately $66.5 million.

The 2024 Notes will mature on February 15, 2024 and bear interest at a rate of 6.000%. The 2024 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after February 15, 2021. Interest on the 2024 Notes is payable quarterly on February 15, May 15, August 15 and November 15 of each year, beginning May 15, 2019. The 2024 Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSZ.” As of March 31, 2019, the outstanding principal balance of the 2024 Notes was $69.0 million.

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

As of March 31, 2019, the weighted average stated interest rates for our SBA debentures and the Public Notes were 3.369% and 5.947%, respectively. As of March 31, 2019, we had $90.0 million of unutilized commitment under our Credit Facility, and we were subject to a 1.000% fee on such amount. As of March 31, 2019, the weighted average stated interest rate on total debt outstanding was 4.426%.

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

Stock Repurchase Program

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 30, 2018, the Board extended the Stock Repurchase Program through December 31, 2019, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and we cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. We did not make any repurchases of common stock during the three months ended March 31, 2019. During the three months ended March 31, 2018, we repurchased 44,821 shares of common stock on the open market for $0.6 million. Refer to Note 8 to our consolidated financial statements for additional information concerning stock repurchases.

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

•

our board of directors engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result it is not in our stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where we determine that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. Our board of directors consulted with the independent valuation firm(s) in arriving at our determination of fair value for 12 and 16 of our portfolio company investments representing 28.3% and 36.0% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended March 31, 2019 and December 31, 2018, respectively) as of March 31, 2019 and December 31, 2018, respectively;

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

Consistent with the policies and methodologies adopted by our board of directors, we perform detailed valuations of our debt and equity investments, including an analysis on the Company’s unfunded debt investment commitments, using both the market and income approaches as appropriate. Under the market approach, we typically use the enterprise value methodology to determine the fair value of an investment. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values, from which we derive a single estimate of enterprise value. Under the income approach, we typically prepare and analyze discounted cash flow models to estimate the present value of future cash flows of either an individual debt investment or of the underlying portfolio company itself.

We evaluate investments in portfolio companies using the most recent portfolio company financial statements and forecasts. We also consult with the portfolio company’s senior management to obtain further updates on the portfolio company’s performance, including information such as industry trends, new product development and other operational issues.

For our debt investments the primary valuation technique used to estimate the fair value is the discounted cash flow method. However, if there is deterioration in credit quality or a debt investment is in workout status, we may consider other methods in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. Our discounted cash flow models estimate a range of fair values by applying an appropriate discount rate to the future cash flow streams of our debt investments, based on future interest and principal payments as set forth in the associated debt investment agreements. We prepare a weighted average cost of capital for use in the discounted cash flow model for each investment, based on factors including, but not limited to: current pricing and credit metrics for similar proposed or executed investment transactions of private companies; the portfolio company’s historical financial results and outlook; and the portfolio company’s current leverage and credit quality as compared to leverage and credit quality as of the date the investment was made. We may also consider the following factors when determining the fair value of debt investments: the portfolio company’s ability to make future scheduled payments; prepayment penalties and other fees; estimated remaining life; the nature and realizable value of any collateral securing such debt investment; and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made. We estimate the remaining life of our debt investments to generally be the legal maturity date of the instrument, as we generally intend to hold debt investments to maturity. However, if we have information available to us that the debt investment is expected to be repaid in the near term, we would use an estimated remaining life based on the expected repayment date.

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

PIK income. Certain of our investments contain a PIK income provision. The PIK income, computed at the contractual rate specified in the applicable investment agreement, is added to the principal balance of the investment, rather than being paid in cash, and recorded as interest or dividend income, as applicable, on the consolidated statements of operations. Generally, PIK can be paid-in-kind or all in cash. We stop accruing PIK income when there is reasonable doubt that PIK income will be collected. PIK income that has been contractually capitalized to the principal balance of the investment prior to the non-accrual designation date is not reserved against interest or dividend income, but rather is assessed through the valuation of the investment (with corresponding adjustments to unrealized depreciation, as applicable). PIK income is included in our taxable income and, therefore, affects the amount we are required to pay to our stockholders in the form of dividends in order to maintain our tax treatment as a RIC and to avoid paying corporate-level U.S. federal income tax, even though we have not yet collected the cash.

Non-accrual. Debt investments or preferred equity investments (for which we are accruing PIK dividends) are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Interest and dividend payments received on non-accrual investments may be recognized as interest or dividend income or applied to the investment principal balance based on management’s judgment. Non-accrual investments are restored to accrual status when past due principal, interest or dividends are paid and, in management’s judgment, are likely to remain current.

Warrants. In connection with our debt investments, we will sometimes receive warrants or other equity-related securities (Warrants). We determine the cost basis of Warrants based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and Warrants received. Any resulting difference between the face amount of the debt and its recorded fair value resulting from the assignment of value to the Warrants is treated as OID and accreted into interest income using the effective interest method over the term of the debt investment. Upon the prepayment of a debt investment, any unaccreted OID is accelerated into interest income.

Fee income. All transaction fees earned in connection with our investments are recognized as fee income and are generally non-recurring. Such fees typically include fees for services, including structuring and advisory services, provided to portfolio companies. We recognize income from fees for providing such structuring and advisory services when the services are rendered or the transactions are completed. Upon the prepayment of a debt investment, any prepayment penalties are recorded as fee income when earned.

We also typically receive debt investment origination or closing fees in connection with investments. Such debt investment origination and closing fees are capitalized as unearned income and offset against investment cost basis on our consolidated statements of assets and liabilities and accreted into interest income over the term of the investment. Upon the prepayment of a debt investment, any unaccreted debt investment origination and closing fees are accelerated into interest income.

Recently Issued Accounting Standards

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

In March 2019, the SEC issued Final Rule Release No. 33-10618, FAST Act Modernization and Simplification of Regulation S-K, which amends certain SEC disclosure requirements. The amendments are intended to simplify certain disclosure requirements, improve readability and navigability of disclosure documents, and discourage repetition and disclosure of immaterial information. The amendments are effective for all filings submitted on or after May 2, 2019. We adopted the amendments effective May 2, 2019. As it pertains to us for this Form 10-Q, the amendments include certain presentation changes that are not significant to our consolidated financial position or disclosures. We are still evaluating the impact this amendment will have on our other future periodic filings and registration statements.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. We had off-balance sheet arrangements consisting of outstanding commitments to fund various undrawn revolving loans, other debt investments and capital commitments totaling $10.2 million and $10.9 million as of March 31, 2019 and December 31, 2018, respectively. Such outstanding commitments are summarized in the following table (dollars in millions):

	March 31, 2019				December 31, 2018
	Total		Unfunded		Total		Unfunded
Portfolio Company - Investment	Commitment		Commitment		Commitment		Commitment
American AllWaste LLC (dba WasteWater Transport Services) - Delayed Draw Commitment - Term Loan-B	$3.0		$2.1		$3.0		$2.3
B&B Roadway and Security Solutions, LLC - Common Equity (Units)	0.1		0.1		0.1		0.1
FDS Avionics Corp. (dba Flight Display Systems) - Revolving Loan	0.2		—		0.2		0.1
Mesa Line Services, LLC - Delayed Draw Term Loan Commitment	3.0		2.2		4.0		3.1
Oaktree Medical Centre, P.C. (dba Pain Management Associates) - Senior Secured Revolving Loan	1.8		0.5		—		—
Rhino Assembly Company, LLC - Delayed Draw Commitment	0.9		0.9		0.9		0.9
Safety Products Group, LLC - Common Equity (Units)	2.9	(1)	2.9	(1)	2.9	(1)	2.9	(1)
UBEO, LLC - Delayed Draw Term Loan Commitment	1.5		1.5		1.5		1.5

Total	$13.4		$10.2		$12.6		$10.9

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

In connection with the IPO and our election to be regulated as a BDC, we applied for and received exemptive relief from the SEC on March 27, 2012 to allow us to take certain actions that would otherwise be prohibited by the 1940 Act, as applicable to BDCs. The relief permits FIC and Fund I, each of which has elected to be treated as a BDC, to operate effectively as one company, specifically allowing them to: (1) engage in certain transactions with each other; (2) invest in securities in which the other is or proposes to be an investor; (3) file consolidated reports with the SEC; and (4) be subject to modified consolidated asset coverage requirements for senior securities issued by a BDC and its SBIC subsidiary. Fund II and Fund III have not elected to be treated as BDCs and are not party to this exemptive relief. The fourth exemption described above allows us to exclude any indebtedness guaranteed by the SBA and issued by Fund I from the asset coverage requirements applicable to us. Effective June 30, 2014, pursuant to separate exemptive relief from the SEC, any SBA debentures issued by Fund II and Fund III are not considered senior securities for purposes of the asset coverage requirements.

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

Recent Developments

On April 24, 2019, we executed an amendment and restatement of our Credit Facility, whereby, among other things, the total commitments under the Credit Facility increased from $90 million to $100 million, the final maturity date was extended from June 16, 2019 to April 24, 2023, and the pricing on the Credit Facility was reduced from LIBOR plus 3.50% to LIBOR plus 3.00%. The amendment also includes an expansion of the accordion feature to $250 million to accommodate our further growth, and modifies certain covenants to the Credit Facility.

On April 29, 2019, our Board declared a regular quarterly dividend of $0.39 per share payable on June 21, 2019 to stockholders of record as of June 7, 2019.

On April 29, 2019, our Board, including a majority of the non-interested directors, approved a minimum asset coverage ratio of 150% under Sections 18(a)(1) and 18(a)(2) of the 1940 Act. As a result, the Company will become subject to the 150% asset coverage ratio effective as of April 29, 2020. See Item IA. Risk Factors –“Recent legislation may allow us to incur additional leverage.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. As of March 31, 2019 and December 31, 2018, eight and seven portfolio company’s debt investments, respectively, bore interest at a variable rate, which represented $80.3 million and $75.9 million of our portfolio on a fair value basis, respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Our pooled SBA debentures and our Public Notes bear interest at fixed rates. Our Credit Facility bears interest, subject to our election, on a per annum basis equal to (i) the alternate base rate plus 2.5% or (ii) the applicable LIBOR, which varies depending on the period of the borrowing under the Credit Facility, plus 3.5%. The alternate base rate is equal to the greater of (i) prime rate, (ii) the federal funds rate plus 0.5% or (iii) the three-month LIBOR plus 1.0%.

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

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of March 31, 2019 (dollars in millions):

Basis Point Increase (Decrease)	Interest Income Increase (Decrease) (1)	Interest Expense Increase (Decrease) (3)	Net Increase (Decrease)	Net Investment Income (2)
(200)	$(1.0)	$—	$(1.0)	$(0.8)
(150)	(0.9)	—	(0.9)	(0.7)
(100)	(0.7)	—	(0.7)	(0.6)
(50)	(0.4)	—	(0.4)	(0.3)
50	0.4	—	0.4	0.3
100	0.8	—	0.8	0.6
150	1.2	—	1.2	1.0
200	1.6	—	1.6	1.3
250	2.0	—	2.0	1.6
300	2.4	—	2.4	1.9

(1)	Certain of our variable rate debt investments have a LIBOR interest rate floor, which lessens the impact of decreases in interest rates.
(2)	Includes the impact of income incentive fee at 20.0% on net increase (decrease) in net interest.
(3)	As of March 31, 2019, we did not have any borrowings outstanding under our Credit Facility, and our remaining debt obligations all carry fixed interest rates.

Item 4.	Controls and Procedures.

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

There were no changes in our internal control over financial reporting during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not, and our investment advisor is not, currently subject to any material legal proceedings.

Item 1A.	Risk Factors.

In addition to other information set forth in this report, including the risk factor below, you should carefully consider the “Risk Factors” discussed in our Form 10-K for the year ended December 31, 2018 and filed with the SEC on February 28, 2019, which are incorporated herein by reference. These Risk Factors could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Recent legislation may allow us to incur additional leverage.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, the Small Business Credit Availability Act, which was signed into law on March 23, 2018, has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective after one year. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

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

On April 29, 2019, our Board, including a majority of the non-interested directors, approved a minimum asset coverage ratio of 150% under Sections 18(a)(1) and 18(a)(2) of the 1940 Act. As a result, we will become subject to the 150% asset coverage ratio effective as of April 29, 2020. At present time, we do not intend to seek stockholder approval to reduce our asset coverage requirement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 30, 2018, the Board extended the Stock Repurchase Program through December 31, 2019, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and we cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time.

During the three months ended March 31, 2019, we did not make any repurchases of common stock under the Stock Repurchase Program. The following table provides information regarding such repurchases of our common stock (dollars in millions, except per share data):

			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased as	Dollar Value)
	Total		Part of Publicly	of Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Stock
Period	Purchased (1)	Per Share	Programs	Repurchase Program
January 1, 2019 through January 31, 2019	—	$—	—	$4.4
February 1, 2019 through February 28, 2019	—	—	—	4.4
March 1, 2019 through March 31, 2019	—	—	—	4.4

Total	—	$—	—

(1)

Excludes shares purchased on the open market and reissued in order to satisfy the dividend reinvestment plan (“DRIP”) obligation to deliver shares of common stock in lieu of issuing new shares. During the three months ended March 31, 2019, we purchased and reissued shares of common stock to satisfy the DRIP obligation as follows:

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Period	and Reissued	Per Share	Amount Paid
March 1, 2019 through March 31, 2019	21,855	$15.25	$0.3

Total	21,855	$15.25	$0.3

Refer to Note 8 to our consolidated financial statements for additional information concerning stock repurchases under our Stock Repurchase Program.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Number	Exhibit

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX

Number	Exhibit

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDUS INVESTMENT CORPORATION

Date: May 2, 2019	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2019	/s/ SHELBY E. SHERARD
Shelby E. Sherard
Chief Financial Officer (Principal Financial and Accounting Officer)