Form 10-Q
period 2019-06-30
FIDUS INVESTMENT Corp
filed 2019-08-01
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	FDUS	The NASDAQ Global Select Market
5.875% Notes due 2023	FDUSL	The NASDAQ Global Select Market
6.000% Notes due 2024	FDUSZ	The NASDAQ Global Select Market

As of July 30, 2019, the Registrant had outstanding 24,463,119 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	June 30, 2019	December 31,
	(unaudited)	2018
ASSETS
Investments, at fair value
Control investments (cost: $7,522 and $22,697, respectively)	$5,218	$18,820
Affiliate investments (cost: $60,057 and $70,924, respectively)	117,470	123,051
Non-control/non-affiliate investments (cost: $587,945 and $505,129, respectively)	574,584	501,111

Total investments, at fair value (cost: $655,524 and $598,750, respectively)	697,272	642,982
Cash and cash equivalents	21,885	42,015
Interest receivable	5,898	7,528
Prepaid expenses and other assets	816	1,351

Total assets	$725,871	$693,876

LIABILITIES
SBA debentures, net of deferred financing costs (Note 6)	$167,232	$186,734
Public Notes, net of deferred financing costs (Note 6)	115,314	48,411
Borrowings under Credit Facility, net of deferred financing costs (Note 6)	28,232	36,358
Accrued interest and fees payable	3,151	2,812
Base management fee payable – due to affiliate	3,016	2,927
Income incentive fee payable – due to affiliate	1,299	2,785
Capital gains incentive fee payable – due to affiliate	8,481	9,415
Administration fee payable and other – due to affiliate	300	474
Taxes payable	—	803
Accounts payable and other liabilities	368	172

Total liabilities	327,393	290,891

Commitments and contingencies (Note 7)
NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 24,463,119 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	24	24
Additional paid-in capital	366,278	366,278
Total distributable earnings	32,176	36,683

Total net assets	398,478	402,985

Total liabilities and net assets	$725,871	$693,876

Net asset value per common share	$16.29	$16.47

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

(in thousands, except shares and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Investment Income:
Interest income
Control investments	$68	$61	$350	$118
Affiliate investments	1,414	1,883	2,934	3,538
Non-control/non-affiliate investments	12,365	13,741	25,815	26,764

Total interest income	13,847	15,685	29,099	30,420
Payment-in-kind interest income
Control investments	183	162	1,420	315
Affiliate investments	85	107	168	507
Non-control/non-affiliate investments	2,687	1,061	3,997	2,187

Total payment-in-kind interest income	2,955	1,330	5,585	3,009
Dividend income
Control investments	—	—	—	—
Affiliate investments	573	197	941	641
Non-control/non-affiliate investments	58	98	(15)	(8)

Total dividend income	631	295	926	633
Fee income
Control investments	—	—	349	—
Affiliate investments	—	27	22	23
Non-control/non-affiliate investments	601	748	2,329	2,189

Total fee income	601	775	2,700	2,212
Interest on idle funds and other income	34	27	88	71

Total investment income	18,068	18,112	38,398	36,345

Expenses:
Interest and financing expenses	4,052	3,046	7,776	5,978
Base management fee	3,016	2,821	5,887	5,506
Incentive fee - income	1,299	2,170	3,784	4,394
Incentive fee - capital gains	(1,289)	(263)	(934)	1,267
Administrative service expenses	378	347	777	746
Professional fees	406	275	996	785
Other general and administrative expenses	510	691	815	986

Total expenses	8,372	9,087	19,101	19,662

Net investment income before income taxes	9,696	9,025	19,297	16,683
Income tax provision (benefit)	53	67	55	198

Net investment income	9,643	8,958	19,242	16,485

Net realized and unrealized gains (losses) on investments:
Net realized gains (losses):
Control investments	—	—	(1,268)	—
Affiliate investments	(134)	(6,240)	(99)	733
Non-control/non-affiliate investments	23	(8,956)	(335)	(8,651)

Total net realized gain (loss) on investments	(111)	(15,196)	(1,702)	(7,918)

Income tax (provision) benefit from realized gains on investments	(301)	(1)	(293)	(1,748)
Net change in unrealized appreciation (depreciation):
Control investments	(64)	(272)	1,573	(199)
Affiliate investments	2,527	9,353	5,286	15,738
Non-control/non-affiliate investments	(8,492)	4,802	(9,343)	461

Total net change in unrealized appreciation (depreciation) on investments	(6,029)	13,883	(2,484)	16,000

Net gain (loss) on investments	(6,441)	(1,314)	(4,479)	6,334
Realized losses on extinguishment of debt	—	—	(189)	(150)

Net increase in net assets resulting from operations	$3,202	$7,644	$14,574	$22,669

Per common share data:
Net investment income per share-basic and diluted	$0.39	$0.37	$0.79	$0.67

Net increase in net assets resulting from operations per share — basic and diluted	$0.13	$0.31	$0.60	$0.93

Dividends declared per share	$0.39	$0.39	$0.78	$0.78

Weighted average number of shares outstanding — basic and diluted	24,463,119	24,463,119	24,463,119	24,480,484

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except shares)

	Common Stock		Additional	Total
	Number of	Par	paid-in	distributable	Total net
	shares	value	capital	earnings	assets
Balances at December 31, 2017	24,507,940	$24	$370,796	$22,453	$393,273
Repurchases of common stock under Stock Repurchase Program (Note 8)	(44,821)	—	(582)	—	(582)
Net investment income	—	—	—	7,527	7,527
Net realized gain (loss) on investments, net of taxes	—	—	—	5,531	5,531
Net unrealized appreciation (depreciation) on investments	—	—	—	2,117	2,117
Realized losses on extinguishment of debt	—	—	—	(150)	(150)
Dividends declared	—	—	—	(9,558)	(9,558)

Balances at March 31, 2018	24,463,119	$24	$370,214	$27,920	$398,158

Net investment income	—	—	—	8,958	8,958
Net realized gain (loss) on investments, net of taxes	—	—	—	(15,197)	(15,197)
Net unrealized appreciation (depreciation) on investments	—	—	—	13,883	13,883
Realized losses on extinguishment of debt	—	—	—	—	—
Dividends declared	—	—	—	(9,541)	(9,541)

Balances at June 30, 2018	24,463,119	$24	$370,214	$26,023	$396,261

Balances at December 31, 2018	24,463,119	$24	$366,278	$36,683	$402,985
Net investment income	—	—	—	9,599	9,599
Net realized gain (loss) on investments, net of taxes	—	—	—	(1,583)	(1,583)
Net unrealized appreciation (depreciation) on investments	—	—	—	3,545	3,545
Realized losses on extinguishment of debt	—	—	—	(189)	(189)
Dividends declared	—	—	—	(9,541)	(9,541)

Balances at March 31, 2019	24,463,119	$24	$366,278	$38,514	$404,816

Net investment income	—	—	—	9,643	9,643
Net realized gain (loss) on investments, net of taxes	—	—	—	(412)	(412)
Net unrealized appreciation (depreciation) on investments	—	—	—	(6,029)	(6,029)
Realized losses on extinguishment of debt	—	—	—	—	—
Dividends declared	—	—	—	(9,540)	(9,540)

Balances at June 30, 2019	24,463,119	$24	$366,278	$32,176	$398,478

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$14,574	$22,669
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used for) operating activities:
Net change in unrealized (appreciation) depreciation on investments	2,484	(16,000)
Net realized (gain) loss on investments	1,702	7,918
Interest and dividend income paid-in-kind	(5,585)	(3,098)
Accretion of original issue discount	(30)	(105)
Accretion of loan origination fees	(567)	(434)
Purchase of investments	(128,460)	(103,989)
Proceeds from sales and repayments of investments	75,320	65,270
Proceeds from loan origination fees	846	564
Realized losses on extinguishment of debt	189	150
Amortization of deferred financing costs	858	661
Changes in operating assets and liabilities:
Interest receivable	1,630	969
Prepaid expenses and other assets	517	(164)
Accrued interest and fees payable	339	228
Base management fee payable – due to affiliate	89	235
Income incentive fee payable – due to affiliate	(1,486)	16
Capital gains incentive fee payable – due to affiliate	(934)	1,267
Administration fee payable and other – due to affiliate	(174)	(222)
Taxes payable	(803)	19
Accounts payable and other liabilities	196	104

Net cash provided by (used for) operating activities	(39,295)	(23,942)

Cash Flows from Financing Activities:
Proceeds received from SBA debentures	—	27,000
Repayments of SBA debentures	(19,750)	(43,800)
Proceeds received from issuance of Public Notes	69,000	50,000
Proceeds received from (repayments of) borrowings under Credit Facility, net	(7,000)	(4,500)
Payment of deferred financing costs	(4,004)	(2,650)
Dividends paid to stockholders, including expenses	(19,081)	(19,099)
Repurchases of common stock under Stock Repurchase Program	—	(582)

Net cash provided by (used for) financing activities	19,165	6,369

Net increase (decrease) in cash and cash equivalents	(20,130)	(17,573)
Cash and cash equivalents:
Beginning of period	42,015	41,572

End of period	$21,885	$23,999

Supplemental disclosure of cash flow information:
Cash payments for interest	$6,579	$5,089
Cash payments for taxes, net of tax refunds received	$1,151	$1,927

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

June 30, 2019

(in thousands, except shares)

Portfolio Company (a)(b)		Rate (d)		Principal		Fair	Percent of
Investment Type (c)	Industry	Cash/PIK	Maturity	Amount	Cost	Value (e)	Net Assets
Control Investments (t)
FDS Avionics Corp. (dba Flight Display Systems)	Aerospace & Defense Manufacturing
Second Lien Debt		4.00%/11.00%	4/1/2020	$6,550	$6,547	$4,991
Revolving Loan ($50 commitment)		4.00%/11.00%	4/1/2020	227	227	227
Common Equity (7,478 shares) (j)					748	—

					7,522	5,218	1%

Total Control Investments					$7,522	$5,218	1%

Affiliate Investments (l)
FAR Research Inc. (n)	Specialty Chemicals
Common Equity (1,396 units)					$—	$49	0%

Fiber Materials, Inc.	Aerospace & Defense Manufacturing
Common Equity (10 units)					645	3,116	1%

Medsurant Holdings, LLC	Healthcare Services
Second Lien Debt		13.00%/0.00%	6/30/2020	8,823	8,804	8,823
Preferred Equity (126,662 units) (h)					1,346	1,944
Warrant (505,176 units) (h)(m)					4,517	6,992

					14,667	17,759	4%
Microbiology Research Associates, Inc.	Healthcare Services
Subordinated Debt		11.00%/1.50%	3/13/2022	8,863	8,852	8,683
Common Equity (1,625,731 units) (j)					1,939	2,305

					10,791	10,988	3%
Mirage Trailers LLC	Utility Equipment Manufacturing
Second Lien Debt (f)(k)		13.93%/1.50%	11/25/2020	6,155	6,129	6,155
Common Equity (2,500,000 shares) (g)					2,181	3,297

					8,310	9,452	2%
Pfanstiehl, Inc.	Healthcare Products
Subordinated Debt		10.50%/0.00%	9/29/2022	6,208	6,199	6,208
Common Equity (8,500 units) (j)					850	17,377

					7,049	23,585	6%
Pinnergy, Ltd.	Oil & Gas Services
Second Lien Debt (k)		12.00%/0.00%	1/24/2020	4,000	3,997	4,000
Common Equity - Class A-2 (42,500 units) (k)					3,000	36,392
Common Equity - Class B (1,000 units) (k)					3,000	3,000

					9,997	43,392	11%
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Second Lien Debt		12.00%/1.50%	5/12/2021	7,610	7,598	7,610
Common Equity (1,000,000 units)					1,000	1,519

					8,598	9,129	2%

Total Affiliate Investments					$60,057	$117,470	29%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

June 30, 2019

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
Non-control/Non-affiliate Investments
Accent Food Services, LLC	Vending Equipment Manufacturing
Second Lien Debt (k)(z)		10.00%/5.00%	5/30/2022	$32,609	$32,518	$30,823
Subordinated Debt (j)		0.00%/17.00%	5/30/2022	1,502	1,502	1,502
Common Equity (7,885 units) (h)(j)					800	393

					34,820	32,718	8%
Allied 100 Group, Inc.	Healthcare Products
Common Equity (1,250,000 units) (j)					1,250	1,484	0%

Alzheimer’s Research and Treatment Center, LLC	Healthcare Services
First Lien Debt (j)(x)		8.34%/0.00%	10/23/2023	6,500	6,456	6,500
Common Equity (1,000 units) (h)(j)					1,000	1,267

					7,456	7,767	2%
American AllWaste LLC (dba WasteWater Transport Services)	Environmental Industries
Second Lien Debt (j)		11.00%/1.50%	11/30/2023	12,458	12,400	12,458
Delayed Draw Commitment ($1,736 commitment) (i)(j)		11.00%/1.50%	11/30/2019	—	(3)	—
Preferred Equity (500 units) (j)					500	530

					12,897	12,988	3%
Argo Turboserve Corporation	Business Services
Second Lien Debt (j)(y)		12.35%/0.00%	6/28/2023	14,719	14,652	14,719	4%

AVC Investors, LLC (dba Auveco)	Specialty Distribution
Second Lien Debt (k)		11.50%/0.00%	7/3/2023	22,500	22,417	22,500
Common Equity (5,000 units) (j)					500	732

					22,917	23,232	6%
B&B Roadway and Security Solutions, LLC	Component Manufacturing
Second Lien Debt		10.50%/3.50%	8/27/2023	10,308	10,265	9,074
Common Equity (50,000 units) (h)(j)					500	135

					10,765	9,209	2%
BCC Group Holdings, Inc.	Information Technology Services
Subordinated Debt		11.00%/1.00%	4/11/2023	18,077	17,915	17,915
Common Equity (451 shares)					1	1
Preferred Equity (37 shares)					374	374

					18,290	18,290	5%
BCM One Group Holdings, Inc.	Information Technology Services
Subordinated Debt (k)		11.00%/0.00%	7/3/2024	27,000	26,876	26,876
Common Equity (2,286 shares)					2	2
Preferred Equity (133 shares)					1,330	1,330

					28,208	28,208	7%
Bedford Precision Parts LLC	Specialty Distribution
First Lien Debt (j)(s)		8.69%/0.00%	3/12/2024	5,000	4,965	4,965
Common Equity (500,000 units) (h)(j)					500	500

					5,465	5,465	1%
Cardboard Box LLC (dba Anthony’s Coal Fired Pizza)	Restaurants
Common Equity (521,021 units) (j)					520	180	0%

ControlScan, Inc.	Information Technology Services
Subordinated Debt (j)		11.00%/0.00%	1/28/2023	6,750	6,728	6,750
Common Equity (3,704 shares) (j)					4	595
Preferred Equity (100 shares) (j)					996	996

					7,728	8,341	2%
CRS Solutions Holdings, LLC (dba CRS Texas)	Business Services
Second Lien Debt		10.50%/1.00%	9/14/2023	9,119	9,085	9,119
Common Equity (750,000 units) (j)					750	890

					9,835	10,009	3%
Diversified Search LLC	Business Services
First Lien Debt (k)(r)		8.32%/0.00%	2/7/2024	11,800	11,591	11,591
Common Equity (573 units) (h)(j)					593	593

					12,184	12,184	3%
EBL, LLC (EbLens)	Retail
Second Lien Debt (j)		12.00%/1.00%	1/13/2023	9,436	9,377	9,436
Common Equity (75,000 units) (j)					750	650

					10,127	10,086	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

June 30, 2019

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
French Transit, LLC	Consumer Products
First Lien Debt (j)(aa)		11.39%/0.00%	6/21/2024	$8,000	$7,960	$7,960
Revolving Loan ($500 commitment) (j)(u)(aa)		11.39%/0.00%	6/21/2024	500	495	495

					8,455	8,455	2%
Global Plasma Solutions, Inc.	Component Manufacturing
First Lien Debt (j)(v)		7.60%/0.00%	9/21/2023	7,518	7,452	7,518
Preferred Equity (947 shares) (j)					360	383
Common Equity (947 shares) (j)					15	179

					7,827	8,080	2%
Gurobi Optimization, LLC	Information Technology Services
Common Equity (5 shares)					1,500	2,675	1%

Hilco Plastics Holdings, LLC (dba Hilco Technologies)	Component Manufacturing
Second Lien Debt		11.50%/1.50%	12/31/2019	10,027	10,017	9,702
Preferred Equity (1,000,000 units) (h)(j)					1,000	1,201
Common Equity (72,507 units) (h)(j)					473	210

					11,490	11,113	3%
Hoonuit, LLC	Information Technology Services
First Lien Debt (ab)		11.72%/0.00%	6/7/2024	7,165	7,130	7,130
Preferred Equity (610 units) (h)(j)			1/1/2022		250	250

					7,380	7,380	2%
Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt (k)		12.25%/0.00%	9/23/2021	25,000	24,932	25,000
Common Equity (7,500 units)					249	1,440

					25,181	26,440	7%
Hunter Defense Technologies, Inc.	Aerospace & Defense Manufacturing
First Lien Debt (j)(w)		9.33%/0.00%	3/29/2023	9,620	9,537	9,620	2%

IBH Holdings, LLC (fka Inflexxion, Inc.)	Business Services
Common Equity (150,000 units)					—	—	0%

inthinc Technology Solutions, Inc. (n)	Information Technology Services
Royalty Rights			4/24/2020		185	—	0%

K2 Merger Agreement Agent, LLC (fka K2 Industrial Services, Inc.) (n)	Industrial Cleaning & Coatings
Second Lien Debt		0.00%/10.00%	1/28/2021	2,566	2,566	2,566	1%

The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Second Lien Debt (k)		12.00%/0.00%	6/8/2024	15,000	14,942	14,309
Common Equity (765 shares) (j)					765	743

					15,707	15,052	4%
LNG Indy, LLC (dba Kinetrex Energy)	Oil & Gas Distribution
Second Lien Debt (k)		11.50%/0.00%	11/12/2021	5,000	4,988	5,000
Common Equity (1,000 units)					1,000	1,556

					5,988	6,556	2%
Marco Group International OpCo, LLC	Industrial Cleaning & Coatings
Second Lien Debt		10.50%/0.75%	1/21/2023	12,179	12,140	12,179
Common Equity (960,482 units) (h)(j)					960	966

					13,100	13,145	3%
Mesa Line Services, LLC	Utilities: Services
Second Lien Debt (j)		10.50%/1.00%	8/1/2024	17,089	16,992	17,089
Delayed Draw Commitment ($2,160 commitment) (i)(j)		10.50%/1.00%	12/31/2019	—	(7)	—
Common Equity (833 shares) (j)					1,000	1,345

					17,985	18,434	5%
Midwest Transit Equipment, Inc.	Transportation services
Warrant (14,384 shares) (j)(m)					361	418
Warrant (9.59% of Junior Subordinated Notes) (j)(q)					380	450

					741	868	0%
New Era Technology, Inc.	Information Technology Services
Common Equity (197,369 shares) (j)					750	1,384
Preferred Equity (632 shares) (j)					77	155

					827	1,539	0%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

June 30, 2019

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
NGT Acquisition Holdings, LLC (dba Techniks Industries)	Component Manufacturing
Subordinated Debt		12.50%/2.00%	3/21/2022	$5,331	$5,300	$5,331
Common Equity (378 units) (j)					500	112

					5,800	5,443	1%
Oaktree Medical Centre, P.C. (dba Pain Management Associates)	Healthcare Services
First Lien Debt (j)(p)		11.50%/3.00%	5/31/2019	548	625	—
First Lien Debt (j)(p)		7.00%/15.00%	5/31/2019	7,558	8,147	—
Subordinated Debt (j)(p)		7.00%/0.00%	1/1/2020	63	63	—
Revolving Loan (j)(p)		11.50%/3.00%	5/31/2019	2,398	2,597	—
Revolving Loan (j)(p)		11.50%/3.00%	5/31/2019	194	194	—
Revolving Loan (j)(p)		11.50%/3.00%	5/31/2019	1,742	1,742	—

					13,368	—	0%
OMC Investors, LLC (dba Ohio Medical Corporation)	Healthcare Products
Second Lien Debt		12.00%/0.00%	7/15/2021	10,000	9,963	10,000
Common Equity (5,000 units)					500	404

					10,463	10,404	3%
Palisade Company, LLC	Information Technology Services
Subordinated Debt (j)		11.75%/0.00%	5/15/2024	6,500	6,471	6,500
Common Equity (100 shares) (j)					1,000	936

					7,471	7,436	2%
Palmetto Moon, LLC	Retail
First Lien Debt		11.50%/2.50%	10/31/2021	5,058	5,039	5,058
Common Equity (499 units) (j)					494	17

					5,533	5,075	1%
Power Grid Components, Inc.	Specialty Distribution
Second Lien Debt (k)		11.00%/1.00%	5/20/2023	11,339	11,297	11,339
Preferred Equity (392 shares) (j)					392	439
Common Equity (9,695 shares) (j)					358	209

					12,047	11,987	3%
Pugh Lubricants, LLC	Specialty Distribution
Second Lien Debt (k)		12.25%/0.00%	5/10/2022	23,581	23,509	23,581
Common Equity (6,125 units) (h)(j)					612	1,217

					24,121	24,798	6%
Revenue Management Solutions, LLC	Information Technology Services
Common Equity (2,250,000 shares)					2,250	4,626	1%

Rhino Assembly Company, LLC	Specialty Distribution
Second Lien Debt (k)		12.00%/1.00%	2/11/2023	11,380	11,338	11,178
Delayed Draw Commitment ($875 commitment) (i)(j)		12.00%/1.00%	5/17/2022	—	—	—
Preferred Equity (8,864 units) (h)(j)					945	1,074

					12,283	12,252	3%
Road Safety Services, Inc.	Business Services
Second Lien Debt		11.25%/1.50%	3/18/2024	10,144	10,103	9,398
Common Equity (655 units)					621	531

					10,724	9,929	2%
Rohrer Corporation	Packaging
Subordinated Debt (j)		10.50%/1.00%	4/1/2024	13,804	13,745	13,572
Common Equity (400 shares)					780	686

					14,525	14,258	4%
SES Investors, LLC (dba SES Foam)	Building Products Manufacturing
Second Lien Debt		15.00%/0.00%	12/29/2020	3,095	3,075	2,786
Common Equity (6,000 units) (h)(j)					600	447

					3,675	3,233	1%
Simplex Manufacturing Co.	Aerospace & Defense Manufacturing
Subordinated Debt		14.00%/0.00%	7/31/2019	4,050	4,050	4,050
Warrant (29 shares) (m)					1,155	3,762

					5,205	7,812	2%
Software Technology, LLC	Information Technology Services
Subordinated Debt (k)		11.00%/0.00%	6/23/2023	10,000	9,968	10,000
Common Equity (12 shares)					1,290	1,496

					11,258	11,496	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

June 30, 2019

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Rate (d) Cash/PIK	Maturity	Principal Amount	Cost	Fair Value (e)	Percent of Net Assets
Specialized Elevator Services Holdings, LLC	Business Services
First Lien Debt (j)(ac)		7.58%/0.00%	5/3/2024	$5,000	$4,912	$4,912
Common Equity (500 units) (j)					500	500

					5,412	5,412	1%
SpendMend LLC	Business Services
Second Lien Debt (k)		11.00%/0.75%	7/8/2023	10,449	10,409	10,449
Common Equity (1,000,000 units)					1,000	1,381

					11,409	11,830	3%
Thermoforming Technology Group LLC (dba Brown Machine Group) (n)	Capital Equipment Manufacturing
Common Equity (3,760 units) (h)(j)					—	10	0%

TransGo, LLC	Component Manufacturing
Common Equity (1,000 units)					998	897	0%

The Tranzonic Companies	Specialty Distribution
Subordinated Debt (j)		10.00%/1.50%	3/27/2025	6,870	6,813	6,870
Preferred Equity (5,653 units) (j)					565	579
Common Equity (1 units) (j)					—	—

					7,378	7,449	2%
UBEO, LLC	Business Services
Subordinated Debt (j)		11.00%/0.00%	10/3/2024	13,100	12,989	12,982
Delayed Draw Commitment ($793 commitment) (i)(j)		11.00%/0.00%	8/7/2019	—	(2)	—
Common Equity (705,000 units) (j)					705	637

					13,692	13,619	4%
United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)(j)					1,008	32
Warrant (57,469 units) (m)					566	27

					1,574	59	0%
US GreenFiber, LLC	Building Products Manufacturing
Second Lien Debt (k)(p)		12.00%/2.00%	10/15/2019	14,363	14,359	4,520
Second Lien Debt (k)(p)		0.00%/16.00%	10/15/2019	1,800	1,800	1,647
Common Equity (2,522 units) (h)(j)					586	—

					16,745	6,167	2%
US Pack Logistics LLC	Transportation services
Second Lien Debt (k)		12.00%/3.75%	3/28/2023	7,514	7,503	7,514
Preferred Equity (9,458 units) (h)(j)					927	744
Common Equity (5,833 units) (h)(j)					555	—

					8,985	8,258	2%
Vanguard Dealer Services, L.L.C.	Business Services
Common Equity (6,000 units)					154	2,106
Common Equity (2,380 units) (j)					327	836

					481	2,942	1%
Virginia Tile Company, LLC	Specialty Distribution
Second Lien Debt (k)		12.25%/0.00%	4/7/2022	12,000	11,984	12,000
Common Equity (17 units)					342	1,096

					12,326	13,096	3%
Wheel Pros, Inc.	Specialty Distribution
Second Lien Debt (j)(ad)		10.89%/0.00%	4/4/2026	20,000	19,804	19,804
Preferred Equity (694,444 units) (j)					1,500	1,500

					21,304	21,304	5%
The Wolf Organization, LLC	Building Products Manufacturing
Common Equity (175 shares)					664	4,055	1%

Worldwide Express Operations, LLC	Transportation services
Second Lien Debt (j)(o)		10.52%/0.00%	2/3/2025	20,000	19,715	20,000
Common Equity (4,000 units) (h)(j)					2,956	3,934

					22,671	23,934	6%

Total Non-control/Non-affiliate Investments					$587,945	$574,584	145%

Total Investments					$655,524	$697,272	175%

(a)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

June 30, 2019

(in thousands, except shares)

(b)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(c)	All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.
(d)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of June 30, 2019. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
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

(f)

The investment bears cash interest at a variable rate that is determined by reference to one-month LIBOR, which is reset monthly. The cash interest rate is set as one-month LIBOR + 11.50% and is subject to a 1.00% LIBOR interest rate floor. The Company has provided the interest rate in effect as of June 30, 2019.

(g)	Income producing. Maturity date, if any, represents mandatory redemption date.
(h)	Investment is held by a Taxable Subsidiary of the Company.
(i)

The disclosed commitment represents the unfunded amount as of June 30, 2019. The Company is earning 0.50% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate which will be earned if the commitment is funded.

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
(o)

The investment bears interest at a variable rate that is determined by reference to three-month LIBOR, which is reset quarterly. The interest rate is set as three-month LIBOR + 8.00% and is subject to a 1.00% LIBOR interest rate floor. The Company has provided the interest rate in effect as of June 30, 2019.

(p)	Investment was on non-accrual status as of June 30, 2019, meaning the Company has ceased recognizing interest income on the investment.
(q)	Warrant entitles the Company to purchase 9.59% of the outstanding principal of Junior Subordinated Notes prior to exercise, and is non-income producing.
(r)

The investment bears interest at a variable rate that is determined by reference to three-month LIBOR. The interest rate is set as three-month LIBOR + 5.75% and is subject to a 1.75% LIBOR interest rate floor. In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.21% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(u)

The disclosed commitment represents the unfunded amount as of June 30, 2019. The Company is earning 0.75% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

(v)

The investment bears interest at a variable rate that is determined by reference to three-month LIBOR. The interest rate is set as three-month LIBOR + 5.00% and is subject to a 2.00% LIBOR interest rate floor. In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.44% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(w)

The investment bears interest at a variable rate that is determined by reference to three-month LIBOR, which is reset quarterly. The interest rate is set as three-month LIBOR + 7.00% and is subject to a 1.00% LIBOR interest rate floor. The Company has provided the interest rate in effect as of June 30, 2019.

(x)

The investment bears interest at a variable rate that is determined by reference to three-month LIBOR. The interest rate is set as three-month LIBOR + 5.75% and is subject to a 2.00% LIBOR interest rate floor. In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.11% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(y)

The investment bears interest at a variable rate that is determined by reference to three-month LIBOR, which is reset quarterly. The interest rate is set as three-month LIBOR + 9.75% and is subject to a 2.00% LIBOR interest rate floor. The Company has provided the interest rate in effect as of June 30, 2019.

(z)	For the six months ended June 30, 2019, all interest was treated as PIK interest and capitalized to the principal balance of the investment.

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

June 30, 2019

(in thousands, except shares)

(aa)

The investment bears interest at a variable rate that is determined by reference to three-month LIBOR, which is reset quarterly. The interest rate is set as three-month LIBOR + 9.00% and is subject to a 2.25% LIBOR interest rate floor. The Company has provided the interest rate in effect as of June 30, 2019.

(ab)

The investment bears interest at a variable rate that is determined by reference to three-month LIBOR, which is reset quarterly. The interest rate is set as three-month LIBOR + 9.25% and is subject to a 2.25% LIBOR interest rate floor. The Company has provided the interest rate in effect as of June 30, 2019.

(ac)

The investment bears interest at a variable rate that is determined by reference to three-month LIBOR. The interest rate is set as three-month LIBOR + 5.25% and is subject to a 2.00% LIBOR interest rate floor. In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.75% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ad)

The investment bears interest at a variable rate that is determined by reference to one-month LIBOR, which is reset monthly. The interest rate is set as one-month LIBOR + 8.50%. The Company has provided the interest rate in effect as of June 30, 2019.

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

(g)	Income producing. Maturity date, if any, represents mandatory redemption date.
(h)	Investment is held by a Taxable Subsidiary of the Company.
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

Non-accrual: Debt investments or preferred equity investments (for which the Company is accruing PIK dividends) are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Interest and dividend payments received on non-accrual investments may be recognized as interest or dividend income or may be applied to the investment principal balance based on management’s judgment. Non-accrual investments are restored to accrual status when past due principal, interest or dividends are paid and, in management’s judgment, payments are likely to remain current.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits included in the income tax provision, if any. There were no material uncertain income tax positions at June 30, 2019 and December 31, 2018. The Company’s tax returns are generally subject to examination by U.S. federal and most state tax authorities for a period of three years from the date the respective returns are filed, and, accordingly, the Company’s 2015 through 2017 tax years remain subject to examination.

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

Earnings and net asset value per share: The earnings per share calculations for the three and six months ended June 30, 2019 and 2018, are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Stock Repurchase Program: The Company has an open market stock repurchase program (the “Stock Repurchase Program”) under which the Company may acquire up to $5,000 of its outstanding common stock. Under the Stock Repurchase Program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by the Company’s management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 30, 2018, the Board extended the Stock Repurchase Program through December 31, 2019, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require the Company to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. The Company did not make any repurchases of common stock during the three and six months ended June 30, 2019. During the three and six months ended June 30, 2018, the Company repurchased zero and 44,821 shares, respectively, of common stock on the open market for zero and $582, respectively. Refer to Note 8 for additional information concerning stock repurchases.

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

As of June 30, 2019, the Company had active investments in 64 portfolio companies and residual investments in four portfolio companies that have sold its underlying operations. The aggregate fair value of the total portfolio was $697,272 and the weighted average effective yield on the Company’s debt investments was 12.4% as of such date. As of June 30, 2019, the Company held equity investments in 92.6% of its portfolio companies and the weighted average fully diluted equity ownership in those portfolio companies was 6.2%. The weighted average fully diluted equity ownership was computed using the fully diluted equity ownership for equity investments (including warrants) at cost as of June 30, 2019.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The weighted average yield of the Company’s debt investments is not the same as a return on investment for its stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of all of the Company’s and its subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of June 30, 2019 and December 31, 2018, including accretion of OID and debt investment origination fees, but excluding investments on non-accrual status, if any.

Purchases of debt and equity investments for the six months ended June 30, 2019 and 2018 totaled $128,460 and $103,989, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the six months ended June 30, 2019 and 2018 totaled $75,320 and $65,270, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	June 30,		December 31,		June 30,		December 31,
	2019		2018		2019		2018
Second Lien Debt	$369,996	53.1%	$366,517	57.0%	$385,442	58.9%	$379,973	63.5%
Subordinated Debt	127,239	18.2	104,225	16.2	127,469	19.4	105,900	17.7
First Lien Debt	65,749	9.4	51,790	8.1	78,842	12.0	52,231	8.7
Equity	122,639	17.6	106,707	16.6	56,607	8.6	53,482	8.9
Warrants	11,649	1.7	13,743	2.1	6,979	1.1	6,979	1.2
Royalty Rights	—	—	—	—	185	—	185	—

Total	$697,272	100.0%	$642,982	100.0%	$655,524	100.0%	$598,750	100.0%

All investments made by the Company as of June 30, 2019 and December 31, 2018 were made in portfolio companies headquartered in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	June 30,		December 31,		June 30,		December 31,
	2019		2018		2019		2018
Midwest	$159,074	22.9%	$161,067	25.1%	$141,931	21.6%	$152,607	25.5%
Southeast	153,680	22.0	176,819	27.5	144,615	22.1	155,271	25.9
Northeast	153,726	22.0	89,661	13.9	143,971	22.0	84,246	14.1
West	86,143	12.4	62,824	9.8	80,243	12.2	54,469	9.1
Southwest	144,649	20.7	152,611	23.7	144,764	22.1	152,157	25.4

Total	$697,272	100.0%	$642,982	100.0%	$655,524	100.0%	$598,750	100.0%

The following table shows portfolio composition by type and by geographic region at fair value as a percentage of net assets.

	By Type			By Geographic Region
	June 30,	December 31,		June 30,	December 31,
	2019	2018		2019	2018
Second Lien Debt	92.9%	90.9%	Midwest	39.9%	40.0%
Subordinated Debt	31.9	25.9	Southeast	38.6	43.9
First Lien Debt	16.5	12.9	Northeast	38.6	22.2
Equity	30.8	26.5	West	21.6	15.6
Warrants	2.9	3.4	Southwest	36.3	37.9
Royalty Rights	—	—

Total	175.0%	159.6%	Total	175.0%	159.6%

As of June 30, 2019 and December 31, 2018, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio on a fair value or cost basis.

As of June 30, 2019 and December 31, 2018, the Company had debt investments in two portfolio companies on non-accrual status, respectively:

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	June 30, 2019				December 31, 2018
	Fair				Fair
Portfolio Company	Value		Cost		Value		Cost
K2 Industrial Services, Inc.	$—	(1)	$—	(1)	$13,208		$14,270
Oaktree Medical Centre, P.C. (dba Pain Management Associates)	—		13,368		—	(2)	—	(2)
US GreenFiber, LLC	6,167		16,159		7,549		15,359

Total	$6,167		$29,527		$20,757		$29,629

(1)	Portfolio company was no longer held at period end. Interest earned while on non-accrual was paid in full at exit.
(2)	Portfolio company debt investments were not on non-accrual status at period end.

Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of control and affiliate investments as of December 31, 2018 and any additions and reductions made to such investments during the six months ended June 30, 2019, the ending fair value as of June 30, 2019, and the total investment income earned on such investments during the period.

						Six Months Ended June 30, 2019
Portfolio Company (1)	June 30, 2019 Principal Amount - Debt Investments	December 31, 2018 Fair Value	Gross Additions (2)	Gross Reductions (3)	June 30, 2019 Fair Value	Net Realized Gains (Losses) (4)	Net Change in Unrealized Appreciation (Depreciation)	Interest Income	Payment-in- kind Interest Income	Dividend Income	Fee Income
Control Investments
FDS Avionics Corp. (dba Flight Display Systems)	$6,777	$5,612	$363	$(757)	$5,218	$—	$(757)	$133	$360	$—	$—
K2 Industrial Services, Inc.	—	13,208	3,435	(16,643)	—	(1,268)	2,330	217	1,060	—	349

Total Control Investments	$6,777	$18,820	$3,798	$(17,400)	$5,218	$(1,268)	$1,573	$350	$1,420	$—	$349

Affiliate Investments
FAR Research Inc.	$—	$116	$—	$(67)	$49	$—	$(68)	$—	$—	$—	$—
Fiber Materials, Inc.	—	6,148	1,367	(4,399)	3,116	—	1,354	56	—	—	—
Medsurant Holdings, LLC	8,823	21,346	10	(3,597)	17,759	—	(3,597)	586	—	—	—
Microbiology Research Associates, Inc.	8,863	10,046	942	—	10,988	—	875	483	66	—	22
Mirage Trailers LLC	6,155	9,283	169	—	9,452	—	112	440	46	74	—
Pfanstiehl, Inc.	6,208	20,023	3,562	—	23,585	—	3,560	325	—	367	—
Pinnergy, Ltd.	4,000	40,878	2,514	—	43,392	—	2,510	245	—	500	—
Steward Holding LLC (dba Steward Advanced Materials)	7,610	8,910	219	—	9,129	—	159	453	56	—	—
Trantech Radiator Products, Inc.	—	6,301	380	(6,681)	—	(257)	381	346	—	—	—

Total Affiliate Investments	$41,659	$123,051	$9,163	$(14,744)	$117,470	$(257)	$5,286	$2,934	$168	$941	$22

(1)	The investment type, industry, ownership detail for equity investments, and if the investment is income producing is disclosed in the consolidated schedule of investments.
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

(3)

Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and net unrealized (depreciation) recognized during the period. Gross reductions also include include transfers of portfolio companies out of the control or affiliate classification during the period, as applicable.

(4)

The schedule does not reflect realized gains or losses on escrow receivables for investments which were previously exited and were not held during the period presented. Gains and losses on escrow receivables are classified in the consolidated statements of operations according to the control classification at the time the investment was exited. Escrow receivables are presented in prepaid expenses and other assets on the consolidated statements of assets and liabilities.

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

•

the Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result it is not in the Company’s stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where the Company determines that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. The Board consulted with the independent valuation firm(s) in arriving at the Company’s determination of fair value for 17 and 16 of its portfolio company investments representing 33.7% and 36.0% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended June 30, 2019 and December 31, 2018, respectively) as of June 30, 2019 and December 31, 2018, respectively.

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

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the six months ended June 30, 2019 and 2018.

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the six months ended June 30, 2019 and 2018:

	Second Lien	Subordinated	First Lien			Royalty
	Debt	Debt	Debt	Equity	Warrants	Rights	Total
Balance, December 31, 2017	$341,279	$126,481	$28,911	$84,585	$15,052	$—	$596,308
Net realized gains (losses) on investments	(8,877)	—	(4,208)	5,167	—	—	(7,918)
Net change in unrealized appreciation (depreciation) on investments	(1,743)	(944)	2,841	16,494	(648)	—	16,000
Purchase of investments	84,522	12,699	—	6,768	—	—	103,989
Proceeds from sales and repayments of investments	(25,984)	(30,052)	(1,142)	(8,092)	—	—	(65,270)
Interest and dividend income paid-in-kind	2,101	397	511	89	—	—	3,098
Proceeds from loan origination fees	(437)	(127)	—	—	—	—	(564)
Accretion of loan origination fees	271	143	17	3	—	—	434
Accretion of original issue discount	30	73	—	2	—	—	105
Transfers between classifications	6,823	(6,823)	—	—	—	—	—

Balance, June 30, 2018	$397,985	$101,847	$26,930	$105,016	$14,404	$—	$646,182

Balance, December 31, 2018	$366,517	$104,225	$51,790	$106,707	$13,743	$—	$642,982
Net realized gains (losses) on investments	—	—	—	(1,702)	—	—	(1,702)
Net change in unrealized appreciation (depreciation) on investments	(1,990)	1,445	(12,652)	12,807	(2,094)	—	(2,484)
Purchase of investments	35,599	47,743	39,215	5,903	—	—	128,460
Proceeds from sales and repayments of investments	(35,194)	(26,689)	(12,359)	(1,078)	—	—	(75,320)
Interest and dividend income paid-in-kind	4,838	680	67	—	—	—	5,585
Proceeds from loan origination fees	(90)	(327)	(429)	—	—	—	(846)
Accretion of loan origination fees	297	162	106	2	—	—	567
Accretion of original issue discount	19	—	11	—	—	—	30

Balance, June 30, 2019	$369,996	$127,239	$65,749	$122,639	$11,649	$—	$697,272

Net change in unrealized (depreciation) of $(6,335) and $(4,840) for the three and six months ended June 30, 2019, respectively, was attributable to Level 3 investments held at June 30, 2019. Net change in unrealized appreciation of $889 and $12,484 for the three and six months ended June 30, 2018, respectively, was attributable to Level 3 investments held at June 30, 2018.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of June 30, 2019 and December 31, 2018. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at	Valuation	Unobservable	Range
	June 30, 2019	Techniques	Inputs	(weighted average)
Debt investments:
Second Lien Debt	$361,263	Discounted cash flow	Weighted average cost of capital	10.9% - 30.0% (13.3%)
	6,167	Enterprise value	Revenue multiples	0.3x - 0.3x (0.3x)
	2,566	Enterprise value	Asset Coverage	1.2x - 1.2x (1.2x)

Subordinated Debt	127,239	Discounted cash flow	Weighted average cost of capital	10.9% - 18.1% (12.3%)
	—	Enterprise value	Asset Coverage	50.0x - 50.0x (n/a)

First Lien Debt	65,749	Discounted cash flow	Weighted average cost of capital	9.9% - 14.8% (11.9%)
	—	Enterprise value	Asset Coverage	50.0x - 50.0x (n/a)

Equity investments:
Equity	122,389	Enterprise value	EBITDA multiples	3.4x - 16.8x (7.1x)
	250	Enterprise value	Revenue multiples	0.3x - 4.5x (4.5x)

Warrants	11,649	Enterprise value	EBITDA multiples	4.0x - 7.0x (6.5x)

Royalty Rights	—	Discounted cash flow	Weighted average cost of capital	N/A

	Fair Value at	Valuation	Unobservable	Range
	December 31, 2018	Techniques	Inputs	(weighted average)
Debt investments:
Second Lien Debt	$357,813	Discounted cash flow	Weighted average cost of capital	11.2% - 30.0% (13.5%)
	8,704	Enterprise value	EBITDA multiples	5.0x - 5.9x (5.1x)

Subordinated Debt	104,225	Discounted cash flow	Weighted average cost of capital	10.9% - 16.5% (12.5%)

First Lien Debt	51,790	Discounted cash flow	Weighted average cost of capital	10.2% - 20.7% (12.3%)

Equity investments:
Equity	106,707	Enterprise value	EBITDA multiples	3.5x - 17.3x (7.0x)

Warrants	13,743	Enterprise value	EBITDA multiples	4.0x - 8.0x (7.2x)

Royalty Rights	—	Discounted cash flow	Weighted average cost of capital	N/A

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The following tables summarize the carrying value and fair value of the Company’s debt obligations as of June 30, 2019 and December 31, 2018.

	June 30, 2019		December 31, 2018
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
SBA debentures (2)	$171,250	$171,250	$191,000	$191,000
Credit Facility borrowings (3)	29,500	29,500	36,500	36,500
2023 Notes (4)	50,000	51,331	50,000	51,492
2024 Notes (4)	69,000	70,932	—	—

Total	$319,750	$323,013	$277,500	$278,992

(1)	Carrying value represents the outstanding principal balance of the debt obligation.
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

The following table summarizes the inputs used to value the Company’s debt obligations if measured at fair value as of June 30, 2019 and December 31, 2018.

	Fair Value
Valuation Inputs	June 30, 2019	December 31, 2018
Level 1	$122,263	$51,492
Level 2	—	—
Level 3	200,750	227,500

Total	$323,013	$278,992

Note 5. Related Party Transactions

Investment Advisory Agreement: The Company has entered into an Investment Advisory Agreement with the Investment Advisor. On June 6, 2019, the Board approved the renewal of the Investment Advisory Agreement through June 20, 2020. Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Board, the Investment Advisor provides investment advisory services to the Company. For providing these services, the Investment Advisor receives a fee, consisting of two components — a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement was $3,016 and $5,887, for the three and six months ended June 30, 2019, respectively, and $2,821 and $5,506 for the three and six months ended June 30, 2018, respectively. As of June 30, 2019 and December 31, 2018, the base management fee payable was $3,016 and $2,927, respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee was $1,299 and $3,784, for the three and six months ended June 30, 2019 , respectively, and $2,170 and $4,394 for the three and six months ended June 30, 2018, respectively. As of June 30, 2019 and December 31, 2018, the income incentive fee payable was $1,299 and $2,785, respectively.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid in cash to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and losses since the Formation Transactions (realized capital gains and losses include realized gains and losses on investments, net of income tax provision from realized gains on investments, and realized losses on extinguishment of debt), and the aggregate unrealized capital depreciation on investments as of the date of the calculation. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains on investments, less cumulative aggregate realized capital losses on investments, less aggregate unrealized capital depreciation on investments, and less cumulative aggregate realized losses on extinguishment of debt. If this number is positive at the end of such year, then the capital gains incentive fee to be paid in cash for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of June 30, 2019 and December 31, 2018, the capital gains incentive fee payable in cash was $0 (as cumulative aggregate realized capital gains and losses on investments plus aggregate unrealized capital depreciation on investments plus realized losses on extinguishment of debt was negative as of each period). The aggregate amount of capital gains incentive fees paid from the IPO through June 30, 2019 was $348.

In addition, the Company accrues, but does not pay in cash, a capital gains incentive fee in connection with any unrealized capital appreciation on investments, as applicable. If, on a cumulative basis, the sum of (i) net realized gains/(losses) on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of (i) net realized gains/(losses) on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt. The capital gains incentive fee accrued (reversed) during the three and six months ended June 30, 2019 was $(1,289) and $(934), respectively, and $(263) and $1,267 for the three and six months ended June 30, 2018, respectively. As of June 30, 2019 and December 31, 2018, the accrued capital gains incentive fee payable was $8,481 and $9,415, respectively.

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

Administration Agreement: The Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 6, 2019, the Board approved the renewal of the Administration Agreement through June 20, 2020. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides clerical, bookkeeping, and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies to which the Company is required to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies, including “dead deal” expenses. Under the Administration Agreement, administrative service expenses for the three and six months ended June 30, 2019 were $378 and $777, respectively, and $347 and $746 for the three and six months ended June 30, 2018. As of June 30, 2019 and December 31, 2018, the accrued administrative service expense was $300 and $474, respectively.

Note 6. Debt

Revolving Credit Facility: On June 16, 2014, FIC entered into a senior secured revolving credit agreement (the “Credit Facility”) with ING Capital LLC (“ING”), as the administrative agent, collateral agent, and lender. The Credit Facility is secured by certain portfolio investments held by the Company, but portfolio investments held by the Funds are not collateral for the Credit Facility. On April 24, 2019, the Company entered into an Amended & Restated Senior Secured Revolving Credit Agreement (the “Amended Credit Agreement”) among the Company, as borrower, the lenders party thereto, and ING Capital LLC, as administrative agent. The Amended Credit Agreement amends, restates, and replaces the Credit Facility.

Under the Amended Credit Agreement, (i) revolving commitments by lenders were increased from $90,000 to $100,000, with an accordion feature that allows for an increase in total commitments up to $250,000, subject to satisfaction of certain conditions at the time of any such future increase, (ii) the maturity date of the Credit Facility was extended from June 16, 2019 to April 24, 2023, and (iii) borrowings under the credit facility bear interest, at our election, at a rate per annum equal to (a) 3.00% (or 2.75% if certain conditions are satisfied, including if (x) no equity interests are included in the borrowing base, (y) the contribution to the borrowing base of eligible portfolio investments that are performing first lien bank loans is greater than or equal to 35%, and (z) the contribution to the borrowing base of eligible portfolio investments that are performing first lien bank loans, performing last out loans, or performing second lien loans is greater than or equal to 60%) plus the one, two, three or six month LIBOR rate, as applicable, or (b) 2.00% (or 1.75% if the above conditions are satisfied) plus the highest of (A) a prime rate, (B) the Federal Funds rate plus 0.5%, (C) three month LIBOR plus 1.0%, and (D) zero. The Company pays a commitment fee that varies depending on the size of the unused portion of the Credit Facility: 3.00% per annum on the unused portion of the credit facility at or below 35% of the commitments and 0.50% per annum on any remaining unused portion of the Credit Facility between the total commitments and the 35% minimum utilization. The Amended Credit Agreement also modifies certain covenants in the credit facility, including to provide for a minimum asset coverage ratio of 2.00 to 1. The Credit Facility is secured by a first priority security interest in all of our assets, excluding the assets of our SBIC subsidiaries.

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

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of June 30, 2019 and December 31, 2018, the Company was in compliance in all material respect with the terms of the Credit Facility.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs; such debentures have 10-year terms with the entire principal balance due at maturity and are guaranteed by the SBA. Interest on SBA debentures is payable semi-annually

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

on March 1 and September 1. As of June 30, 2019 and December 31, 2018, approved and unused SBA debenture commitments were $25,000 and zero, respectively. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

As of June 30, 2019 and December 31, 2018, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling Date (1)	Maturity Date	Fixed Interest Rate	June 30, 2019	December 31, 2018
9/21/2011	9/1/2021	3.594%	$—	$2,000
3/21/2012	3/1/2022	3.051	—	8,000
9/19/2012	9/1/2022	2.530	8,750	11,000
9/19/2012	9/1/2022	3.049	11,500	11,500
3/27/2013	3/1/2023	3.155	—	3,000
9/24/2014	9/1/2024	3.775	1,000	1,000
3/25/2015	3/1/2025	3.321	1,000	5,500
3/25/2015	3/1/2025	3.277	22,500	22,500
9/23/2015	9/1/2025	3.571	16,700	16,700
3/23/2016	3/1/2026	3.267	1,500	1,500
3/23/2016	3/1/2026	3.249	21,800	21,800
9/21/2016	9/1/2026	2.793	500	500
3/29/2017	3/1/2027	3.587	10,000	10,000
9/20/2017	9/1/2027	3.260	1,000	1,000
9/20/2017	9/1/2027	3.190	33,000	33,000
3/21/2018	3/1/2028	3.859	16,000	16,000
3/21/2018	3/1/2028	3.534	15,500	15,500
9/19/2018	9/1/2028	3.895	9,500	9,500
9/19/2018	9/1/2028	4.220	1,000	1,000

Total outstanding SBA debentures			$171,250	$191,000

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.

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

On February 8, 2019, the Company closed the public offering of approximately $60,000 in aggregate principal amount of its 6.000% notes due 2024, or the “2024 Notes” (and collectively with the 2023 Notes, the “Public Notes”). On February 19, 2019, the underwriters exercised their option to purchase an additional $9,000 in aggregate principal of the 2024 Notes. The total net proceeds to the Company from the 2024 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of approximately $2,070 and estimated offering expenses of $409, were approximately $66,521.

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

Interest and Financing Expenses

Interest and fees related to the Company’s debt for the three and six months ended June 30, 2019 and 2018 which are included in interest and financing expenses on the consolidated statements of operations, were as follows:

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
	SBA debentures	Credit Facility	Public Notes	Total	SBA debentures	Credit Facility	Public Notes	Total
Stated interest expense	$1,438	$402	$1,769	$3,609	$1,772	$158	$772	$2,702
Amortization of deferred financing costs	150	75	218	443	180	68	96	344

Total interest and financing expenses	$1,588	$477	$1,987	$4,052	$1,952	$226	$868	$3,046

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
	SBA debentures	Credit Facility	Public Notes	Total	SBA debentures	Credit Facility	Public Notes	Total
Stated interest expense	$2,960	$875	$3,083	$6,918	$3,719	$382	$1,216	$5,317
Amortization of deferred financing costs	309	167	382	858	373	133	155	661

Total interest and financing expenses	$3,269	$1,042	$3,465	$7,776	$4,092	$515	$1,371	$5,978

Weighted average stated interest rate, period end	3.369%	5.438%	5.947%	4.519%	3.311%	5.625%	5.875%	3.843%
Unused commitment fee rate, period end	N/A	0.695%	N/A	0.695%	N/A	1.000%	N/A	1.000%

Realized Losses on Extinguishment of Debt

During the six months ended June 30, 2019 and 2018, the Company prepaid $19,750 and $43,800 of SBA debentures, respectively, which were scheduled to mature on dates ranging from 2021 to 2025 and 2019 to 2022, respectively. As part of the prepayments, the Company recognized realized losses on extinguishment of debt of $189 and $150, respectively, equal to the write-off of the related unamortized deferred financing costs.

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations, using the effective interest method, over the term of the respective financing instrument. Deferred financing costs related to the Credit Facility, SBA debentures, and Public Notes as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019				December 31, 2018
	SBA debentures	Credit Facility	Public Notes	Total	SBA debentures	Credit Facility	Public Notes	Total
SBA debenture commitment fees	$3,250	$—	$—	$3,250	$3,000	$—	$—	$3,000
SBA debenture leverage fees	7,276	—	—	7,276	7,276	—	—	7,276
Credit Facility upfront fees	—	2,894	—	2,894	—	1,601	—	1,601
Public Notes underwriting discounts	—	—	3,570	3,570	—	—	1,500	1,500
Public Notes debt issue costs	—	—	847	847	—	—	438	438

Total deferred financing costs	10,526	2,894	4,417	17,837	10,276	1,601	1,938	13,815
Less: accumulated amortization	(6,508)	(1,626)	(731)	(8,865)	(6,010)	(1,459)	(349)	(7,818)

Unamortized deferred financing costs	$4,018	$1,268	$3,686	$8,972	$4,266	$142	$1,589	$5,997

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures, Credit Facility and Public Notes liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of June 30, 2019 and December 31, 2018:

	June 30, 2019				December 31, 2018
	SBA debentures	Credit Facility	Public Notes	Total	SBA debentures	Credit Facility	Public Notes	Total
Outstanding debt	$171,250	$29,500	$119,000	$319,750	$191,000	$36,500	$50,000	$277,500
Less: unamortized deferred financing costs	(4,018)	(1,268)	(3,686)	(8,972)	(4,266)	(142)	(1,589)	(5,997)

Debt, net of deferred financing costs	$167,232	$28,232	$115,314	$310,778	$186,734	$36,358	$48,411	$271,503

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

As of June 30, 2019, the Company’s debt liabilities are scheduled to mature as follows (1):

Year	SBA debentures	Credit Facility	Public Notes	Total
2019	$—	$—	$—	$—
2020	—	—	—	—
2021	—	—	—	—
2022	20,250	—	—	20,250
2023	—	29,500	50,000	79,500
2024	1,000	—	69,000	70,000
2025	40,200	—	—	40,200
2026	23,800	—	—	23,800
2027	44,000	—	—	44,000
2028	42,000	—	—	42,000

Total	$171,250	$29,500	$119,000	$319,750

(1)

The table above presents scheduled maturities of the Company’s outstanding debt liabilities as of a point in time pursuant to the terms of those instruments. The timing of actual repayments of outstanding debt liabilities may not ultimately correspond with the scheduled maturity dates depending on the terms of the underlying instruments and the potential for earlier prepayments.

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to portfolio companies to fund various undrawn revolving loans, other debt investments and capital commitments totaling $8,966 and $10,846 as of June 30, 2019 and December 31, 2018, respectively. Such outstanding commitments are summarized in the following table:

	June 30, 2019				December 31, 2018
Portfolio Company - Investment	Total Commitment		Unfunded Commitment		Total Commitment		Unfunded Commitment
American AllWaste LLC (dba WasteWater Transport Services) - Delayed Draw Commitment - Term Loan-B	$3,000		$1,736		$3,000		$2,276
B&B Roadway and Security Solutions, LLC - Common Equity (Units)	—		—		133		133
FDS Avionics Corp. (dba Flight Display Systems) - Revolving Loan	250		50		250		50
French Transit, LLC - Revolving Loan	1,000		500		—		—
Mesa Line Services, LLC - Delayed Draw Term Loan Commitment	3,000		2,160		4,000		3,160
Rhino Assembly Company, LLC - Delayed Draw Commitment	875		875		875		875
Safety Products Group, LLC - Common Equity (Units)	2,852	(1)	2,852	(1)	2,852	(1)	2,852	(1)
UBEO, LLC - Delayed Draw Term Loan Commitment	793		793		1,500		1,500

Total	$11,770		$8,966		$12,610		$10,846

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 8. Common Stock

Public Offerings of Common Stock

The following table summarizes the cumulative total shares issued, net proceeds received, and weighted average offering price in public offerings of the Company’s common stock since the IPO.

Period	Cumulative Number of Shares	Cumulative Gross Proceeds	Cumulative Underwriting Fees and Commissions and Offering Costs (1)	Weighted Average Offering Price
Cumulative since IPO	14,388,414	$236,597	$8,989	$16.44

(1)

Fidus Investment Advisors, LLC agreed to bear a cumulative of $1,925 of underwriting fees and commissions and offering costs associated with these offerings (such amounts are not included in the number reported above). All such payments made by Fidus Investment Advisors, LLC are not subject to reimbursement by the Company.

The following table summarizes the cumulative total shares issued, net proceeds received, and weighted average offering price in public offerings of the Company’s common stock during the last two fiscal years and for the six months ended June 30, 2019.

Period	Cumulative Number of Shares	Cumulative Gross Proceeds	Cumulative Underwriting Fees and Commissions and Offering Costs	Weighted Average Offering Price
Fiscal year ended December 31, 2017	2,012,500	$33,810	$1,508	$16.80
Fiscal year ended December 31, 2018	—	$—	$—	$—
Six months ended June 30, 2019	—	$—	$—	$—

Common Stock ATM Program

On August 21, 2014, the Company entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which the Company could sell, by means of at-the-market offerings from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50,000 (the “ATM Program”). There were no issuances of common stock under the ATM program during the last two fiscal years and for the six months ended June 30, 2019.

Stock Repurchase Program

As described in Note 2, the Company has a Stock Repurchase Program under which the Company may acquire up to $5,000 of its outstanding common stock. The Company did not make any repurchases of common stock during the three and six months ended June 30, 2019. During the three and six months ended June 30, 2018, the Company repurchased zero and 44,821 shares of common stock, respectively, on the open market for zero and $582, respectively. The Company’s NAV per share increased by approximately zero and $0.01 for the three and six months ended June 30, 2018, respectively, as a result of the share repurchases. The following table summarizes the Company’s share repurchases under the Stock Repurchase Program for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
Repurchases of Common Stock	2019	2018	2019	2018
Number of shares repurchased	—	—	—	44,821
Cost of shares repurchased, including commissions	$—	$—	$—	$582
Weighted average price per share	$—	$—	$—	$12.94
Weighted average discount to net asset value at quarter end prior to repurchases	N/A	N/A	N/A	19.4%

Refer to Note 9 for additional information regarding the issuance of shares under the DRIP.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The Company had 24,463,119 shares of common stock outstanding as of June 30, 2019 and December 31, 2018.

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the last two fiscal years and for the six months ended June 30, 2019.

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distribution	Cash Distribution	DRIP Shares Value		DRIP Shares		DRIP Share Issue Price
Fiscal Year Ended December 31, 2017:
2/14/2017	3/10/2017	3/24/2017	$0.39	$8,754	$8,556	$198		11,500		$17.17
5/1/2017	6/9/2017	6/23/2017	0.39	8,758	8,582	176		10,548		16.74
7/31/2017	9/8/2017	9/22/2017	0.39	9,548	9,353	195		12,256		15.90
10/30/2017	12/20/2017	12/27/2017	0.39	9,552	9,343	209		13,659		15.30
10/30/2017 (1)	12/20/2017	12/27/2017	0.04	980	959	21		1,401		15.30

			$1.60	$37,592	$36,793	$799		49,364

Fiscal Year Ended December 31, 2018:
2/13/2018	3/9/2018	3/23/2018	$0.39	$9,558	$9,558	$—	(2)	—	(2)	—
4/30/2018	6/8/2018	6/22/2018	0.39	9,541	9,541	—	(2)	—	(2)	—
7/30/2018	9/7/2018	9/21/2018	0.39	9,540	9,540	—	(2)	—	(2)	—
10/30/2018	12/7/2018	12/21/2018	0.39	9,541	9,541	—	(2)	—	(2)	—
10/30/2018 (1)	12/7/2018	12/21/2018	0.04	978	978	—	(2)	—	(2)	—

			$1.60	$39,158	$39,158	$—		—

Six Months Ended June 30, 2019:
1/31/2019	3/8/2019	3/22/2019	$0.39	$9,541	$9,541	$—	(2)	—	(2)	—
4/29/2019	6/7/2019	6/21/2019	0.39	9,540	9,540	—	(2)	—	(2)	—

			$0.78	$19,081	$19,081	$—		—

(1)	Special dividend.
(2)

During the six months ended June 30, 2019 and the year ended December 31, 2018, the Company directed the DRIP program plan administrator to repurchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock in lieu of issuing new shares. Accordingly, the Company purchased and reissued shares to satisfy the DRIP obligation as follows:

Fiscal Year Ended December 31, 2018:	Number of Shares Purchased and Reissued	Average Price Paid Per Share	Total Amount Paid
January 1, 2018 through March 31, 2018	16,503	$12.97	$214
April 1, 2018 through June 30, 2018	16,216	14.48	235
July 1, 2018 through September 30, 2018	16,207	14.83	240
October 1, 2018 through December 31, 2018	29,152	11.85	346

Total	78,078	$13.25	$1,035

Six Months Ended June 30, 2019:	Number of Shares Purchased and Reissued	Average Price Paid Per Share	Total Amount Paid
January 1, 2019 through March 31, 2019	21,855	$15.25	$333
April 1, 2019 through June 30, 2019	14,067	16.23	228

Total	35,922	$15.63	$561

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 10. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Per share data:
Net asset value at beginning of period	$16.47	$16.05
Net investment income (1)	0.79	0.67
Net realized gain (loss) on investments, net of tax (provision) (1)	(0.08)	(0.38)
Net unrealized appreciation (depreciation) on investments (1)	(0.10)	0.65
Realized losses on extinguishment of debt (1)	(0.01)	(0.01)

Total increase from investment operations (1)	0.60	0.93
Accretive (dilutive) effect of share issuances and repurchases	—	0.01
Dividends to stockholders	(0.78)	(0.78)
Other (2)	—	(0.01)

Net asset value at end of period	$16.29	$16.20

Market value at end of period	$15.95	$14.21

Shares outstanding at end of period	24,463,119	24,463,119
Weighted average shares outstanding during the period	24,463,119	24,480,484
Net assets at end of period	$398,478	$396,261
Average net assets (7)	$402,093	$395,897
Ratios to average net assets:
Total expenses (3)(5)(10)	9.5%	10.0%
Net investment income (3)(6)	9.6%	8.3%
Total return based on market value (4)	40.7%	(3.4%)
Total return based on net asset value (9)	3.6%	5.8%
Portfolio turnover ratio (3)	22.4%	20.8%
Supplemental Data:
Average debt outstanding (8)	$295,833	$259,600
Average debt per share (1)	$12.09	$10.60

(1)	Weighted average per share data.
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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Six Months Ended June 30,
Ratio to average net assets:	2019	2018
Expenses other than incentive fee (3)	8.1%	7.1%
Incentive fee (3)	1.4%	2.9%

Total expenses (3)(5)	9.5%	10.0%

Note 11. Subsequent Events

On July 19, 2019, the Company exited its debt investment in Pinnergy, Ltd. The Company received payment in full of $4,000 on its second lien debt.

On July 29, 2019, the Board declared a regular quarterly dividend of $0.39 per share payable on September 20, 2019 to stockholders of record as of September 6, 2019.

On July 31, 2019, the Company invested $21,500 in a new subordinated debt investment in Allied 100 Group, Inc., an existing portfolio company.

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

Portfolio Composition, Investment Activity and Yield

During the six months ended June 30, 2019 and 2018, we invested $128.5 million and $104.0 million, respectively, in debt and equity investments including nine and nine new portfolio companies, respectively. During the six months ended June 30, 2019 and 2018, we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $75.3 million and $65.3 million, respectively, including exits of four and five portfolio companies, respectively. The following table summarizes investment purchases and sales and repayments of investments by type for the six months ended June 30, 2019 and 2018 (dollars in millions).

	Purchases of Investments				Sales and Repayments of Investments
	2019		2018		2019		2018
Second Lien Debt	$35.6	27.7%	$84.5	81.3%	$35.1	46.5%	$26.0	39.8%
Subordinated Debt	47.8	37.2	12.7	12.2	26.7	35.5	30.1	46.1
First Lien Debt	39.2	30.5	—	—	12.4	16.5	1.1	1.7
Equity	5.9	4.6	6.8	6.5	1.1	1.5	8.1	12.4
Warrants	—	—	—	—	—	—	—	—
Royalty Rights	—	—	—	—	—	—	—	—

Total	$128.5	100.0%	$104.0	100.0%	$75.3	100.0%	$65.3	100.0%

As of June 30, 2019, the fair value of our investment portfolio totaled $697.3 million and consisted of 64 active portfolio companies and four portfolio companies that have sold their underlying operations. As of June 30, 2019, 12 portfolio company’s debt investments bore interest at a variable rate, which represented $121.4 million of our portfolio on a fair value basis, and the remainder of our debt portfolio was comprised of fixed rate investments. Overall, the portfolio had net unrealized appreciation of $41.8 million as of June 30, 2019. As of June 30, 2019, our average active portfolio company investment at amortized cost was $10.2 million, which excludes investments in the four portfolio companies that have sold their underlying operations.

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

The weighted average yield on debt investments as of June 30, 2019 and December 31, 2018 was 12.4% and 12.6%, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of June 30, 2019 and December 31, 2018, respectively, including the accretion of OID and debt investment origination fees, but excluding investments on non-accrual status, if any.

The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments (dollars in millions):

	Fair Value				Cost
	June 30, 2019		December 31, 2018		June 30, 2019		December 31, 2018
Second Lien Debt	$370.0	53.1%	$366.5	57.0%	$385.4	58.9%	$380.0	63.5%
Subordinated Debt	127.3	18.2	104.3	16.2	127.5	19.4	105.9	17.7
First Lien Debt	65.8	9.4	51.8	8.1	78.8	12.0	52.2	8.7
Equity	122.6	17.6	106.7	16.6	56.6	8.6	53.5	8.9
Warrants	11.6	1.7	13.7	2.1	7.0	1.1	7.0	1.2
Royalty Rights	—	—	—	—	0.2	—	0.2	—

Total	$697.3	100.0%	$643.0	100.0%	$655.5	100.0%	$598.8	100.0%

All investments made by the Company as of June 30, 2019 and December 31, 2018 were made in portfolio companies headquartered in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	June 30, 2019		December 31, 2018		June 30, 2019		December 31, 2018
Midwest	$159.2	22.9%	$161.1	25.1%	$141.9	21.6%	$152.6	25.5%
Southeast	153.7	22.0	176.8	27.5	144.6	22.1	155.3	25.9
Northeast	153.7	22.0	89.7	13.9	144.0	22.0	84.2	14.1
West	86.1	12.4	62.8	9.8	80.2	12.2	54.5	9.1
Southwest	144.6	20.7	152.6	23.7	144.8	22.1	152.2	25.4

Total	$697.3	100.0%	$643.0	100.0%	$655.5	100.0%	$598.8	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value				Cost
	June 30, 2019		December 31, 2018		June 30, 2019		December 31, 2018
Specialty Distribution	17.2%		13.4%		18.0%		14.1%
Information Technology Services	12.9		8.5		13.0		8.5
Business Services	11.6		9.7		12.0		10.3
Oil & Gas Services	6.2		6.4		1.5		1.7
Healthcare Services	5.2		7.8		7.3		7.7
Healthcare Products	5.1		4.8		2.9		3.2
Aerospace & Defense Manufacturing	5.0		5.8		4.8		6.0
Component Manufacturing	5.0		7.9		5.6		8.9
Transportation Services	4.7		5.2		4.9		5.4
Vending Equipment Manufacturing	4.7		4.6		5.3		5.2
Promotional Products	3.8		4.1		3.8		4.2
Consumer Products	3.4		2.3		3.7		2.6
Utilities: Services	2.6		1.7		2.7		1.7
Industrial Cleaning & Coatings	2.3		4.1		2.4		4.7
Retail	2.2		2.4		2.4		2.7
Packaging	2.0		2.2		2.2		2.4
Building Products Manufacturing	1.9		3.8		3.2		5.1
Environmental Industries	1.9		1.9		2.0		2.0
Utility Equipment Manufacturing	1.4		2.4		1.3		2.5
Oil & Gas Distribution	0.9		1.0		0.9		1.0
Capital Equipment Manufacturing	0.0	(1)	0.0	(1)	0.0	(1)	0.0	(1)
Restaurants	0.0	(1)	0.0	(1)	0.1		0.1
Specialty Chemicals	0.0	(1)	0.0	(1)	0.0	(1)	0.0	(1)

Total	100.0%		100.0%		100.0%		100.0%

(1)	Percentage is less than 0.1% of respective total.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of June 30, 2019 and December 31, 2018 (dollars in millions):

	Fair Value				Cost
Investment Rating	June 30, 2019		December 31, 2018		June 30, 2019		December 31, 2018
1	$112.6	16.2%	$123.8	19.2%	$43.0	6.5%	$63.7	10.7%
2	525.5	75.4	403.1	62.7	519.5	79.3	396.2	66.2
3	53.3	7.6	94.3	14.7	58.4	8.9	101.4	16.9
4	5.8	0.8	21.3	3.3	18.3	2.8	33.2	5.5
5	0.1	—	0.5	0.1	16.3	2.5	4.3	0.7

Total	$697.3	100.0%	$643.0	100.0%	$655.5	100.0%	$598.8	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of June 30, 2019 and December 31, 2018 was 1.9 and 2.0, respectively, on a fair value basis and 2.2 and 2.2, respectively, on a cost basis.

Non-Accrual

As of June 30, 2019 and December 31, 2018, we had debt investments in two portfolio companies on non-accrual status, respectively (dollars in millions):

	June 30, 2019				December 31, 2018
Portfolio Company	Fair Value		Cost		Fair Value		Cost
K2 Industrial Services, Inc.	$—	(1)	$—	(1)	$13.2		$14.3
Oaktree Medical Centre, P.C. (dba Pain Management Associates)	—		13.4		—	(2)	—	(2)
US GreenFiber, LLC	6.2		16.1		7.6		15.3

Total	$6.2		$29.5		$20.8		$29.6

(1)	Portfolio company was no longer held at period end. Interest earned while on non-accrual was paid in full at exit.
(2)	Portfolio company debt investments were not on non-accrual status at period end.

Discussion and Analysis of Results of Operations

Comparison of three and six months ended June 30, 2019 and 2018

Investment Income

Below is a summary of the changes in total investment income for the three months ended June 30, 2019 as compared to the same period in 2018 (dollars in millions):

	Three Months Ended June 30,
	2019	2018	$ Change	% Change (1)(2)
Interest income	$13.9	$15.7	$(1.8)	(11.7%)
Payment-in-kind interest income	3.0	1.3	1.7	122.2%
Dividend income	0.6	0.3	0.3	113.9%
Fee income	0.6	0.8	(0.2)	(22.5%)
Interest on idle funds and other income	—	—	—	NM

Total investment income	$18.1	$18.1	$—	NM

(1)	NM = Not meaningful
(2)	Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended June 30, 2019, total investment income was $18.1 million, flat with the three months ended June 30, 2018. As reflected in the table above, changes across periods are primarily attributable to the following:

•

$(0.2) million decrease in total interest income (including payment-in-kind interest income) resulting from a small decrease in weighted average debt yield and the impact of a new non-accrual investment, partially offset by higher average debt investment balances outstanding, during 2019 as compared to 2018.

•	$(0.2) million decrease in fee income resulting from a decrease in structuring fees on new investments, during 2019 as compared to 2018.

•	$0.3 million increase in dividend income, during 2019 as compared to 2018, due to increased levels of distributions received from equity investments.

Below is a summary of the changes in total investment income for the six months ended June 30, 2019 as compared to the same period in 2018 (dollars in millions):

	Six Months Ended June 30,
	2019	2018	$ Change	% Change (1)(2)
Interest income	$29.1	$30.4	$(1.3)	(4.3%)
Payment-in-kind interest income	5.6	3.0	2.6	85.6%
Dividend income	0.9	0.6	0.3	46.3%
Fee income	2.7	2.2	0.5	22.1%
Interest on idle funds and other income	0.1	0.1	—	NM

Total investment income	$38.4	$36.3	$2.1	5.6%

(1)	NM = Not meaningful
(2)	Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the six months ended June 30, 2019, total investment income was $38.4 million, an increase of $2.1 million or 5.6%, from the $36.3 million of total investment income for the six months ended June 30, 2018. As reflected in the table above, the increase is primarily attributable to the following:

•

$1.3 million increase in total interest income (including payment-in-kind interest income) resulting from higher average debt investment balances outstanding, partially offset by a small decrease in weighted average debt yield, during 2019 as compared to 2018.

•

$0.5 million increase in fee income resulting from an increase in structuring fees due to a comparative increase in new investments and an increase in prepayment fee income, during 2019 as compared to 2018.

•	$0.3 million increase in dividend income, during 2019 as compared to 2018, due to increased levels of distributions received from equity investments.

Expenses

Below is a summary of the changes in total expenses, including income tax provision, for the three months ended June 30, 2019 as compared to the same period in 2018 (dollars in millions):

	Three Months Ended June 30,
	2019	2018	$ Change	% Change (1)(2)
Interest and financing expenses	$4.1	$3.1	$1.0	33.0%
Base management fee	3.0	2.8	0.2	6.9%
Incentive fee - income	1.3	2.2	(0.9)	(40.1%)
Incentive fee - capital gains	(1.3)	(0.3)	(1.0)	390.1%
Administrative service expenses	0.4	0.3	0.1	8.9%
Professional fees	0.4	0.3	0.1	47.6%
Other general and administrative expenses	0.5	0.7	(0.2)	(26.2%)

Total expenses, before income tax provision	8.4	9.1	(0.7)	(7.9%)
Income tax provision	0.1	0.1	—	NM

Total expenses, including income tax provision	$8.5	$9.2	$(0.7)	(8.0%)

(1)	NM = Not meaningful
(2)	Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended June 30, 2019, total expenses, including income tax provision, were $8.5 million, a decrease of $(0.7) million, or (8.0)%, from the $9.2 million of total expenses, including income tax provision, for the three months ended June 30, 2018. As reflected in the table above, the increase is primarily attributable to the following:

•

$1.0 million increase in interest and financing expenses due to an increase in average borrowings outstanding and an increase in weighted average interest rate on borrowings during 2019 as compared to 2018.

•

$(1.0) million decrease in the capital gains incentive fee due to a $(5.1) million change in net gain (loss) on investments (net realized gains (losses), plus net change in unrealized appreciation (depreciation) on investments, plus realized losses on extinguishment of debt) during 2019, as compared to the same period in 2018.

•	$0.2 million increase in base management fee due to higher average total assets during 2019 as compared to 2018.

•

$(0.9) million decrease in the income incentive fee due to a $(1.2) million decrease in pre-incentive fee net investment income and that amount not exceeding the 2.5% hurdle rate during 2019, as compared to the same period in 2018.

•

$(0.2) million decrease in other general and administrative expenses during 2019, as 2018 included a non-recurring write-off of deferred equity offering costs related to our previous Form N-2 registration statement.

Below is a summary of the changes in total expenses, including income tax provision, for the six months ended June 30, 2019 as compared to the same period in 2018 (dollars in millions):

	Six Months Ended June 30,
	2019	2018	$ Change	% Change (1)(2)
Interest and financing expenses	$7.8	$6.0	$1.8	30.1%
Base management fee	5.9	5.5	0.4	6.9%
Incentive fee - income	3.8	4.4	(0.6)	(13.9%)
Incentive fee - capital gains	(0.9)	1.3	(2.2)	(173.7%)
Administrative service expenses	0.7	0.7	—	NM
Professional fees	1.0	0.8	0.2	26.9%
Other general and administrative expenses	0.8	1.0	(0.2)	(17.3%)

Total expenses, before income tax provision	19.1	19.7	(0.6)	(2.9%)

Income tax provision	0.1	0.2	(0.1)	(72.2%)

Total expenses, including income tax provision	$19.2	$19.9	$(0.7)	(3.5%)

(1)	NM = Not meaningful
(2)	Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the six months ended June 30, 2019, total expenses, including income tax provision, were $19.2 million, a decrease of $(0.7) million, or (3.5)%, from the $19.9 million of total expenses, including income tax provision, for the six months ended June 30, 2018. As reflected in the table above, the increase is primarily attributable to the following:

•

$1.8 million increase in interest and financing expenses due to an increase in average borrowings outstanding and an increase in weighted average interest rate on borrowings during 2019 as compared to 2018.

•	$0.4 million increase in base management fee due to higher average total assets during 2019 as compared to 2018.

•	$0.2 million increase in professional fees due to increased legal, audit and tax compliance costs during 2019 as compared to 2018.

•

$(2.2) million decrease in the capital gains incentive fee due to a $(10.8) million change in net gain (loss) on investments (net realized gains (losses) plus net change in unrealized appreciation (depreciation) on investments) during 2019, as compared to the same period in 2018.

•

$(0.6) million decrease in the income incentive fee due to a $(0.1) million decrease in pre-incentive fee net investment income, during 2019 as compared to the same period in 2018, and the Q2 2019 fee amount not exceeding the 2.5% hurdle rate.

•

$(0.2) million decrease in other general and administrative expenses during 2019, as 2018 included a non-recurring write-off of deferred equity offering costs related to our previous Form N-2 registration statement.

Net Investment Income

Net investment income increased by $0.7 million, or 7.6%, to $9.6 million during the three months ended June 30, 2019 as compared to the same period in 2018, as a result of the flat total investment income and more than offset by the decrease in total expenses, including income tax provision, of $(0.7) million.

Net investment income increased by $2.8 million, or 16.7%, to $19.2 million during the six months ended June 30, 2019 as compared to the same period in 2018, as a result of the $2.1 million increase in total investment income and partially offset by the decrease in total expenses, including income tax provision, of $(0.7) million.

Net Gain (Loss) on Investments

For the three and six months ended June 30, 2019, the total net realized loss on investments, before income tax provision on realized gains, was $(0.1) million and $(1.7) million, respectively. Income tax provision from realized gains on investments was $0.3 and $0.3 million for the three and six months ended June 30, 2019, respectively. Significant realized gains (losses) for the three and six months ended June 30, 2019 are summarized below (dollars in millions):

		Period Ended June 30, 2019
Portfolio Company	Realization Event (1)	Three Months	Six Months
Malabar International	Escrow distribution	0.1	0.1
Trantech Radiator Products, Inc.	Exit of portfolio company	(0.3)	(0.3)
Consolidated Infrastructure Group Holdings, LP	Exit of portfolio company	—	(0.4)
K2 Industrial Services, Inc.	Exit of portfolio company	—	(1.3)
Other		0.1	0.2

Net realized gain (loss) on investments		(0.1)	(1.7)
Income tax provision from realized gains on investments		(0.3)	(0.3)

Net realized gain (loss), net of income tax provision, on investments		$(0.4)	$(2.0)

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

		Period Ended June 30, 2018
Portfolio Company	Realization Event (1)	Three Months	Six Months
World Wide Packaging, LLC	Exit of portfolio company	$—	$6.8
Malabar International	Escrow distribution	0.1	0.3
Worldwide Express Operations, LLC	Distributions tax character true-up	—	0.2
Other		0.1	0.2
IOS Acquisitions, Inc.	Exit of portfolio company	(0.1)	(0.1)
Inflexxion, Inc.	Relinquishment of debt and equity	(6.4)	(6.4)
Six Month Smiles Holdings, Inc.	Exit of portfolio company	(8.9)	(8.9)

Net realized gain (loss) on investments		(15.2)	(7.9)
Income tax provision from realized gains on investments		—	(1.7)

Net realized gain (loss), net of income tax provision, on investments		$(15.2)	$(9.6)

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

During the three and six months ended June 30, 2019 and 2018, we recorded a net change in unrealized appreciation (depreciation) on investments attributable to the following (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Unrealized Appreciation (Depreciation)	2019	2018	2019	2018
Exit, sale or restructuring of investments	$0.3	$13.2	$2.3	$9.3
Fair value adjustments to debt investments	(11.3)	(5.6)	(13.7)	(10.8)
Fair value adjustments to equity investments	5.0	6.3	8.9	17.5

Net change in unrealized appreciation (depreciation)	$(6.0)	$13.9	$(2.5)	$16.0

Net Increase in Net Assets Resulting From Operations

Net increase in net assets resulting from operations during the three months ended June 30, 2019 and 2018 was $3.2 million and $7.6 million, respectively, as a result of the events described above.

Net increase in net assets resulting from operations during the six months ended June 30, 2019 and 2018 was $14.6 million and $22.7 million, respectively, as a result of the events described above.

Liquidity and Capital Resources

As of June 30, 2019, we had $21.9 million in cash and cash equivalents and our net assets totaled $398.5 million. We believe that our current cash and cash equivalents on hand, our continued access to SBA-guaranteed debentures, our Credit Facility and our anticipated cash flows from investments will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of securities (including the “at-the-market” program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. During the six months ended June 30, 2019, we repaid $19.8 million of SBA debentures which would have matured during the period September 1, 2021 through March 1, 2025. Our remaining outstanding SBA debentures continue to mature in 2022 and subsequent years through 2028, which will require repayment on or before the respective maturity dates.

Cash Flows

For the six months ended June 30, 2019, we experienced a net decrease in cash and cash equivalents in the amount of $20.1 million. During that period, we used $39.3 million of cash for operating activities, which included the funding of $128.5 million of investments, which were partially offset by proceeds received from sales and repayments of investments of $75.3 million. During the same period, we received proceeds from the issuance of our Public Notes of $69.0 million; which were partially offset by repayments of SBA debentures of $19.8 million, net repayments of $7.0 million of borrowings under our Credit Facility, cash dividends paid to stockholders of $19.1 million, and the payment of deferred financing costs related to our debt financings of $4.0 million.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of additional debt and equity capital.

SBA debentures

The Funds are licensed SBICs, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $175.0 million, whichever is less. For three or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of June 30, 2019, Fund I, Fund II and Fund III had $21.3 million, $150.0 million and zero of outstanding SBA debentures, respectively. Fund I has commenced a wind-down plan and can no longer issue additional SBA debentures. Subject to SBA regulatory requirements and approval, Fund III may access up to $175.0 million of additional SBA debentures under the SBIC debenture program. For more information on the SBA debentures, please refer to Note 6 to our consolidated financial statements.

Credit Facility

In June 2014, we entered into the Credit Facility to provide additional funding for our investment and operational activities. On April 24, 2019, we entered into the Amended Credit Agreement, which amends, restates, and replaces the Credit Facility. The Credit Facility is secured by substantially all of our assets, excluding the assets of the Funds.

Under the Amended Credit Agreement, (i) revolving commitments by lenders were increased from $90.0 million to $100.0 million, with an accordion feature that allows for an increase in total commitments up to $250.0 million, subject to satisfaction of certain conditions at the time of any such future increase, (ii) the maturity date of the credit facility was extended from June 16, 2019 to April 24, 2023, and (iii) borrowings under the Credit Facility bear interest, at our election, at a rate per annum equal to (a) 3.00% (or 2.75% if certain conditions are satisfied, including if (x) no equity interests are included in the borrowing base, (y) the contribution to the borrowing base of eligible portfolio investments that are performing first lien bank loans is greater than or equal to 35%, and (z) the contribution to the borrowing base of eligible portfolio investments that are performing first lien bank loans, performing last out loans, or performing second lien loans is greater than or equal to 60%) plus the one, two, three or six month LIBOR rate, as applicable, or (b) 2.00% (or 1.75% if the above conditions are satisfied) plus the highest of (A) a prime rate, (B) the Federal Funds rate plus 0.5%, (C) three month LIBOR plus 1.0%, and (D) zero. We pay a commitment fee that varies depending on the size of the unused portion of the Credit Facility: 3.00% per annum on the unused portion of the Credit Facility at or below 35% of the commitments and 0.50% per annum on any remaining unused portion of the Credit Facility between the total commitments and the 35% minimum utilization. The Amended Credit Agreement also modifies certain covenants in the Credit Facility, including to provide for a minimum asset coverage ratio of 2.00 to 1. The Credit Facility is secured by a first priority security interest in all of our assets, excluding the assets of our SBIC subsidiaries.

Amounts available to borrow under the Credit Facility are subject to a minimum borrowing/collateral base that applies an advance rate to certain investments held by us, excluding investments held by the Funds. We are subject to limitations with respect to the investments securing the Credit Facility, including, but not limited to, restrictions on sector concentrations, loan size, payment frequency and status and collateral interests, as well as restrictions on portfolio company leverage, which may also affect the borrowing base and therefore amounts available to borrow.

We have made customary representations and warranties and we are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of June 30, 2019, we were in compliance with all covenants of the Credit Facility and there were $29.5 million of borrowings outstanding under the Credit Facility.

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

The 2023 Notes will mature on February 1, 2023 and bear interest at a rate of 5.875%. The 2023 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after February 1, 2020. Interest on the 2023 Notes is payable quarterly on February 1, May 1, August 1 and November 1 of each year. The 2023 Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSL.” As of June 30, 2019, the outstanding principal balance of the 2023 Notes was $50.0 million.

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

The 2024 Notes will mature on February 15, 2024 and bear interest at a rate of 6.000%. The 2024 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after February 15, 2021. Interest on the 2024 Notes is payable quarterly on February 15, May 15, August 15 and November 15 of each year, beginning May 15, 2019. The 2024 Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSZ.” As of June 30, 2019, the outstanding principal balance of the 2024 Notes was $69.0 million.

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

As of June 30, 2019, the weighted average stated interest rates for our SBA debentures, the Public Notes and the Credit Facility were 3.369%, 5.947% and 5.438%, respectively. As of June 30, 2019, we had $70.5 million of unutilized commitment under our Credit Facility, and we were subject to a 0.695% fee on such amount. As of June 30, 2019, the weighted average stated interest rate on total debt outstanding was 4.519%.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors, including Independent Directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. On June 19, 2019, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 19, 2020 or the date of our 2020 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2020 Annual Meeting of Stockholders. Our stockholders specified that the cumulative number of shares sold in each offering during the one-year period ending on the earlier of June 19, 2020 or the date of our 2020 Annual Meeting of Stockholders may not exceed 25.0% of our outstanding common stock immediately prior to each such sale.

Stock Repurchase Program

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 30, 2018, the Board extended the Stock Repurchase Program through December 31, 2019, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and we cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. We did not make any repurchases of common stock during the three and six months ended June 30, 2019. During the three and six months ended June 30, 2018, we repurchased zero and 44,821 shares of common stock, respectively, on the open market for zero and $0.6 million, respectively. Refer to Note 8 to our consolidated financial statements for additional information concerning stock repurchases.

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

•

our board of directors engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result it is not in our stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where we determine that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. Our board of directors consulted with the independent valuation firm(s) in arriving at our determination of fair value for 17 and 16 of our portfolio company investments representing 33.7% and 36.0% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended June 30, 2019 and December 31, 2018, respectively) as of June 30, 2019 and December 31, 2018, respectively;

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. We had off-balance sheet arrangements consisting of outstanding commitments to fund various undrawn revolving loans, other debt investments and capital commitments totaling $9.0 million and $10.9 million as of June 30, 2019 and December 31, 2018, respectively. Such outstanding commitments are summarized in the following table (dollars in millions):

	June 30, 2019				December 31, 2018
Portfolio Company - Investment	Total Commitment		Unfunded Commitment		Total Commitment		Unfunded Commitment
American AllWaste LLC (dba WasteWater Transport Services) - Delayed Draw Commitment - Term Loan-B	$3.0		$1.7		$3.0		$2.3
B&B Roadway and Security Solutions, LLC - Common Equity (Units)	—		—		0.1		0.1
FDS Avionics Corp. (dba Flight Display Systems) - Revolving Loan	0.2		—		0.2		0.1
French Transit, LLC - Revolving Loan	1.0		0.5		—		—
Mesa Line Services, LLC - Delayed Draw Term Loan Commitment	3.0		2.2		4.0		3.1
Rhino Assembly Company, LLC - Delayed Draw Commitment	0.9		0.9		0.9		0.9
Safety Products Group, LLC - Common Equity (Units)	2.9	(1)	2.9	(1)	2.9	(1)	2.9	(1)
UBEO, LLC - Delayed Draw Term Loan Commitment	0.8		0.8		1.5		1.5

Total	$11.8		$9.0		$12.6		$10.9

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

Recent Developments

On July 19, 2019, we exited our debt investment in Pinnergy, Ltd. We received payment in full of $4.0 million on our second lien debt.

On July 29, 2019, our Board declared a regular quarterly dividend of $0.39 per share payable on September 20, 2019 to stockholders of record as of September 6, 2019.

On July 31, 2019, we invested $21.5 million in a new subordinated debt investment in Allied 100 Group, Inc., an existing portfolio company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. As of June 30, 2019 and December 31, 2018, 12 and seven portfolio company’s debt investments, respectively, bore interest at a variable rate, which represented $121.4 million and $75.9 million of our portfolio on a fair value basis, respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Our pooled SBA debentures and our Public Notes bear interest at fixed rates. Our Credit Facility bears interest, at our election, at a rate per annum equal to (a) 3.00% (or 2.75% if certain conditions are satisfied, including if (x) no equity interests are included in the borrowing base, (y) the contribution to the borrowing base of eligible portfolio investments that are performing first lien bank loans is greater than or equal to 35%, and (z) the contribution to the borrowing base of eligible portfolio investments that are performing first lien bank loans, performing last out loans, or performing second lien loans is greater than or equal to 60%) plus the one, two, three or six month LIBOR rate, as applicable, or (b) 2.00% (or 1.75% if the above conditions are satisfied) plus the highest of (A) a prime rate, (B) the Federal Funds rate plus 0.5%, (C) three month LIBOR plus 1.0%, and (D) zero.

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

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of June 30, 2019 (dollars in millions):

Basis Point Increase (Decrease)	Interest Income Increase (Decrease) (1)	Interest Expense Increase (Decrease)	Net Increase (Decrease)	Net Investment Income (2)
(200)	$(1.3)	$(0.6)	$(0.7)	$(0.6)
(150)	(1.1)	(0.5)	(0.6)	(0.5)
(100)	(0.9)	(0.3)	(0.6)	(0.5)
(50)	(0.5)	(0.2)	(0.3)	(0.2)
50	0.6	0.1	0.5	0.4
100	1.2	0.3	0.9	0.7
150	1.8	0.4	1.4	1.1
200	2.4	0.6	1.8	1.4
250	3.1	0.7	2.4	1.9
300	3.7	0.9	2.8	2.2

(1)	Certain of our variable rate debt investments have a LIBOR interest rate floor, which lessens the impact of decreases in interest rates.
(2)	Includes the impact of income incentive fee at 20.0% on net increase (decrease) in net interest.

Item 4.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three and six months ended June 30, 2019, we did not make any repurchases of common stock under the Stock Repurchase Program. The following table provides information regarding such repurchases of our common stock (dollars in millions, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Stock Repurchase Program
January 1, 2019 through January 31, 2019	—	$—	—	$4.4
February 1, 2019 through February 28, 2019	—	—	—	4.4
March 1, 2019 through March 31, 2019	—	—	—	4.4
April 1, 2019 through April 30, 2019	—	—	—	4.4
May 1, 2019 through May 31, 2019	—	—	—	4.4
June 1, 2019 through June 30, 2019	—	—	—	4.4

Total	—	$—	—

(1)

Excludes shares purchased on the open market and reissued in order to satisfy the dividend reinvestment plan (“DRIP”) obligation to deliver shares of common stock in lieu of issuing new shares. During the six months ended June 30, 2019, we purchased and reissued shares of common stock to satisfy the DRIP obligation as follows:

Period	Number of Shares Purchased and Reissued	Average Price Paid Per Share	Total Amount Paid
March 1, 2019 through March 31, 2019	21,855	$15.25	$0.3
June 1, 2019 through June 30, 2019	14,067	16.23	0.3

Total	35,922	$15.63	$0.6

Refer to Note 8 to our consolidated financial statements for additional information concerning stock repurchases under our Stock Repurchase Program.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Number	Exhibit

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDUS INVESTMENT CORPORATION

Date: August 1, 2019	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2019	/s/ SHELBY E. SHERARD
Shelby E. Sherard
Chief Financial Officer (Principal Financial and Accounting Officer)