Form 10-Q
period 2019-09-30
FIDUS INVESTMENT Corp
filed 2019-10-31
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

n/a

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	FDUS	The NASDAQ Global Select Market
5.875% Notes due 2023	FDUSL	The NASDAQ Global Select Market
6.000% Notes due 2024	FDUSZ	The NASDAQ Global Select Market
5.375% Notes due 2024	FDUSG	The NASDAQ Global Select Market

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

As of October 29, 2019, the Registrant had outstanding 24,463,119 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	September 30, 2019 (unaudited)	December 31, 2018
ASSETS
Investments, at fair value:
Control investments (cost: $27,279 and $22,697, respectively)	$15,132	$18,820
Affiliate investments (cost: $56,160 and $70,924, respectively)	111,872	123,051
Non-control/non-affiliate investments (cost: $608,077 and $505,129, respectively)	602,438	501,111

Total investments, at fair value (cost: $691,516 and $598,750, respectively)	729,442	642,982
Cash and cash equivalents	17,526	42,015
Interest receivable	6,483	7,528
Prepaid expenses and other assets	1,289	1,351

Total assets	$754,740	$693,876

LIABILITIES

SBA debentures, net of deferred financing costs (Note 6)	$153,662	$186,734
Public Notes, net of deferred financing costs (Note 6)	115,535	48,411
Borrowings under Credit Facility, net of deferred financing costs (Note 6)	65,316	36,358
Accrued interest and fees payable	1,644	2,812
Base management fee payable – due to affiliate	3,179	2,927
Income incentive fee payable – due to affiliate	2,163	2,785
Capital gains incentive fee payable – due to affiliate	9,788	9,415
Administration fee payable and other – due to affiliate	199	474
Taxes payable	1	803
Accounts payable and other liabilities	421	172

Total liabilities	351,908	290,891

Commitments and contingencies (Note 7)

NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 24,463,119 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	24	24
Additional paid-in capital	366,278	366,278
Total distributable earnings	36,530	36,683

Total net assets	402,832	402,985

Total liabilities and net assets	$754,740	$693,876

Net asset value per common share	$16.47	$16.47

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

(in thousands, except shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment Income:
Interest income
Control investments	$70	$63	$420	$181
Affiliate investments	1,192	1,730	4,126	5,268
Non-control/non-affiliate investments	14,871	13,621	40,686	40,385

Total interest income	16,133	15,414	45,232	45,834
Payment-in-kind interest income
Control investments	191	171	1,611	486
Affiliate investments	86	106	254	613
Non-control/non-affiliate investments	1,976	1,238	5,973	3,425

Total payment-in-kind interest income	2,253	1,515	7,838	4,524
Dividend income
Control investments	—	—	—	—
Affiliate investments	1	312	942	953
Non-control/non-affiliate investments	(39)	45	(54)	37

Total dividend income	(38)	357	888	990
Fee income
Control investments	—	—	349	—
Affiliate investments	4	—	26	23
Non-control/non-affiliate investments	821	556	3,150	2,745

Total fee income	825	556	3,525	2,768
Interest on idle funds and other income	28	30	116	101

Total investment income	19,201	17,872	57,599	54,217

Expenses:
Interest and financing expenses	4,421	3,106	12,197	9,084
Base management fee	3,179	2,932	9,066	8,438
Incentive fee - income	2,163	2,234	5,947	6,628
Incentive fee - capital gains	1,307	1,464	373	2,731
Administrative service expenses	422	366	1,199	1,112
Professional fees	217	233	1,213	1,018
Other general and administrative expenses	210	226	1,025	1,212

Total expenses	11,919	10,561	31,020	30,223

Net investment income before income taxes	7,282	7,311	26,579	23,994
Income tax provision (benefit)	(80)	(170)	(25)	28

Net investment income	7,362	7,481	26,604	23,966

Net realized and unrealized gains (losses) on investments:
Net realized gains (losses):
Control investments	—	—	(1,268)	—
Affiliate investments	26	109	(73)	842
Non-control/non-affiliate investments	10,507	(7,345)	10,172	(15,996)

Total net realized gain (loss) on investments	10,533	(7,236)	8,831	(15,154)

Income tax (provision) benefit from realized gains on investments	32	340	(261)	(1,408)
Net change in unrealized appreciation (depreciation):
Control investments	(9,843)	105	(8,270)	(94)
Affiliate investments	(1,701)	12,208	3,585	27,946
Non-control/non-affiliate investments	7,722	1,903	(1,621)	2,364

Total net change in unrealized appreciation (depreciation) on investments	(3,822)	14,216	(6,306)	30,216

Net gain (loss) on investments	6,743	7,320	2,264	13,654
Realized losses on extinguishment of debt	(210)	—	(399)	(150)

Net increase in net assets resulting from operations	$13,895	$14,801	$28,469	$37,470

Per common share data:
Net investment income per share-basic and diluted	$0.30	$0.31	$1.09	$0.98

Net increase in net assets resulting from operations per share — basic and diluted	$0.57	$0.61	$1.16	$1.53

Dividends declared per share	$0.39	$0.39	$1.17	$1.17

Weighted average number of shares outstanding — basic and diluted	24,463,119	24,463,119	24,463,119	24,474,632

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except shares)

	Common Stock		Additional	Total
	Number of	Par	paid-in	distributable	Total net
	shares	value	capital	earnings	assets
Balances at December 31, 2017	24,507,940	$24	$370,796	$22,453	$393,273
Repurchases of common stock under Stock Repurchase Program (Note 8)	(44,821)	—	(582)	—	(582)
Net investment income	—	—	—	7,527	7,527
Net realized gain (loss) on investments, net of taxes	—	—	—	5,531	5,531
Net unrealized appreciation (depreciation) on investments	—	—	—	2,117	2,117
Realized losses on extinguishment of debt	—	—	—	(150)	(150)
Dividends declared	—	—	—	(9,558)	(9,558)

Balances at March 31, 2018	24,463,119	$24	$370,214	$27,920	$398,158

Net investment income	—	—	—	8,958	8,958
Net realized gain (loss) on investments, net of taxes	—	—	—	(15,197)	(15,197)
Net unrealized appreciation (depreciation) on investments	—	—	—	13,883	13,883
Realized losses on extinguishment of debt	—	—	—	—	—
Dividends declared	—	—	—	(9,541)	(9,541)

Balances at June 30, 2018	24,463,119	$24	$370,214	$26,023	$396,261

Net investment income	—	—	—	7,481	7,481
Net realized gain (loss) on investments, net of taxes	—	—	—	(6,896)	(6,896)
Net unrealized appreciation (depreciation) on investments	—	—	—	14,216	14,216
Realized losses on extinguishment of debt	—	—	—	—	—
Dividends declared	—	—	—	(9,540)	(9,540)

Balances at September 30, 2018	24,463,119	$24	$370,214	$31,284	$401,522

Balances at December 31, 2018	24,463,119	$24	$366,278	$36,683	$402,985
Net investment income	—	—	—	9,599	9,599
Net realized gain (loss) on investments, net of taxes	—	—	—	(1,583)	(1,583)
Net unrealized appreciation (depreciation) on investments	—	—	—	3,545	3,545
Realized losses on extinguishment of debt	—	—	—	(189)	(189)
Dividends declared	—	—	—	(9,541)	(9,541)

Balances at March 31, 2019	24,463,119	$24	$366,278	$38,514	$404,816

Net investment income	—	—	—	9,643	9,643
Net realized gain (loss) on investments, net of taxes	—	—	—	(412)	(412)
Net unrealized appreciation (depreciation) on investments	—	—	—	(6,029)	(6,029)
Realized losses on extinguishment of debt	—	—	—	—	—
Dividends declared	—	—	—	(9,540)	(9,540)

Balances at June 30, 2019	24,463,119	$24	$366,278	$32,176	$398,478

Net investment income	—	—	—	7,362	7,362
Net realized gain (loss) on investments, net of taxes	—	—	—	10,565	10,565
Net unrealized appreciation (depreciation) on investments	—	—	—	(3,822)	(3,822)
Realized losses on extinguishment of debt	—	—	—	(210)	(210)
Dividends declared	—	—	—	(9,541)	(9,541)

Balances at September 30, 2019	24,463,119	$24	$366,278	$36,530	$402,832

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$28,469	$37,470
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used for) operating activities:
Net change in unrealized (appreciation) depreciation on investments	6,306	(30,216)
Net realized (gain) loss on investments	(8,831)	15,154
Interest and dividend income paid-in-kind	(7,838)	(4,610)
Accretion of original issue discount	(51)	(208)
Accretion of loan origination fees	(796)	(624)
Purchase of investments	(175,535)	(144,614)
Proceeds from sales and repayments of investments	98,805	92,052
Proceeds from loan origination fees	1,480	871
Realized losses on extinguishment of debt	399	150
Amortization of deferred financing costs	1,315	1,014
Changes in operating assets and liabilities:
Interest receivable	1,045	1,387
Prepaid expenses and other assets	44	40
Accrued interest and fees payable	(1,169)	(1,432)
Base management fee payable – due to affiliate	252	346
Income incentive fee payable – due to affiliate	(622)	80
Capital gains incentive fee payable – due to affiliate	373	2,731
Administration fee payable and other – due to affiliate	(275)	(137)
Taxes payable	(802)	30
Accounts payable and other liabilities	250	187

Net cash provided by (used for) operating activities	(57,181)	(30,329)

Cash Flows from Financing Activities:
Proceeds received from SBA debentures	7,500	27,000
Repayments of SBA debentures	(41,000)	(43,800)
Proceeds received from issuance of Public Notes	69,000	50,000
Proceeds received from (repayments of) borrowings under Credit Facility, net	30,000	25,500
Payment of deferred financing costs	(4,186)	(2,650)
Dividends paid to stockholders, including expenses	(28,622)	(28,639)
Repurchases of common stock under Stock Repurchase Program	—	(582)

Net cash provided by (used for) financing activities	32,692	26,829

Net increase (decrease) in cash and cash equivalents	(24,489)	(3,500)
Cash and cash equivalents:
Beginning of period	42,015	41,572

End of period	$17,526	$38,072

Supplemental disclosure of cash flow information:
Cash payments for interest	$12,050	$9,502
Cash payments for taxes, net of tax refunds received	$1,038	$1,406

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

September 30, 2019

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets
Control Investments (t)
FDS Avionics Corp. (dba Flight Display Systems)	Aerospace & Defense Manufacturing
Second Lien Debt			4.00%/11.00%	11/5/2014	7/1/2020	$6,735	$6,732	$5,802
Revolving Loan ($30 commitment)			4.00%/11.00%	4/12/2018	7/1/2020	254	254	254
Common Equity (7,478 shares) (j)				11/10/2017			748	—

							7,734	6,056	2%
US GreenFiber, LLC	Building Products Manufacturing
Second Lien Debt (k)(p)			7.00%/6.00%	7/3/2014	8/30/2024	14,363	14,359	4,476
Second Lien Debt (k)(p)			7.50%/7.50%	11/9/2018	8/30/2024	4,600	4,600	4,600
Common Equity (2,522 units) (h)(j)				7/3/2014			585	—
Common Equity (425,508 units) (j)				8/30/2019			1	—

							19,545	9,076	2%

Total Control Investments							$27,279	$15,132	4%

Affiliate Investments (l)
FAR Research Inc. (n)	Specialty Chemicals
Common Equity (1,396 units)				3/31/2014			$—	$49	0%
Fiber Materials, Inc.	Aerospace & Defense Manufacturing
Common Equity (10 units)				11/30/2016			645	3,916	1%
Medsurant Holdings, LLC	Healthcare Services
Second Lien Debt			13.00%/0.00%	12/18/2015	6/30/2020	8,823	8,809	8,823
Preferred Equity (126,662 units) (h)				4/12/2011			1,346	2,074
Warrant (505,176 units) (h)(m)				4/12/2011			4,516	7,472

							14,671	18,369	5%
Microbiology Research Associates, Inc.	Healthcare Services
Subordinated Debt			11.00%/1.50%	5/13/2015	3/13/2022	8,897	8,886	8,897
Common Equity (1,625,731 units) (j)				5/13/2015			1,940	2,439

							10,826	11,336	3%
Mirage Trailers LLC	Utility Equipment Manufacturing
Second Lien Debt (k)		(L + 11.50%) / (1.00%)	13.59%/1.50%	11/25/2015	11/25/2020	6,178	6,158	6,178
Common Equity (2,500,000 shares) (o)				11/25/2015			2,182	1,039

							8,340	7,217	2%
Pfanstiehl, Inc.	Healthcare Products
Subordinated Debt			10.50%/0.00%	3/29/2013	9/29/2022	6,208	6,200	6,208
Common Equity (8,500 units) (j)				3/29/2013			850	18,946

							7,050	25,154	6%
Pinnergy, Ltd.	Oil & Gas Services
Common Equity - Class A-2 (42,500 units) (k)				10/13/2016			3,000	33,771
Common Equity - Class B (1,000 units) (k)				10/13/2016			3,000	3,000

							6,000	36,771	9%
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Second Lien Debt			12.00%/1.50%	11/12/2015	5/12/2021	7,638	7,628	7,638
Common Equity (1,000,000 units)				11/12/2015			1,000	1,422

							8,628	9,060	2%

Total Affiliate Investments							$56,160	$111,872	28%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

September 30, 2019

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets
Non-control/Non-affiliate Investments
Accent Food Services, LLC	Vending Equipment Manufacturing
Second Lien Debt (k)(x)			0.00%/15.00%	11/30/2016	5/30/2022	$33,842	$33,759	$33,104
Subordinated Debt (j)			0.00%/17.00%	6/28/2019	5/30/2022	1,567	1,567	1,503
Common Equity (7,885 units) (h)(j)				11/30/2016			800	425

							36,126	35,032	9%
Allied 100 Group, Inc.	Healthcare Products
Subordinated Debt (k)			11.25%/0.00%	7/31/2019	5/26/2023	21,500	21,397	21,397
Common Equity (1,250,000 units) (j)				11/26/2014			1,250	1,449

							22,647	22,846	6%
Alzheimer’s Research and Treatment Center, LLC	Healthcare Services
First Lien Debt (j)(w)		(L + 5.75%) / (2.00%)	8.07%/0.00%	10/23/2018	10/23/2023	6,500	6,459	6,500
Common Equity (1,000 units) (h)(j)				10/23/2018			1,000	1,279

							7,459	7,779	2%
American AllWaste LLC (dba WasteWater Transport Services)	Environmental Industries
Second Lien Debt (j)		(L + 11.00%) / (2.00%)	13.10%/0.00%	5/31/2018	11/30/2023	17,503	17,405	17,503
Preferred Equity (500 units) (h)(j)				5/31/2018			500	535
Preferred Equity (207 units) (h)(j)				8/6/2019			250	250

							18,155	18,288	5%
Argo Turboserve Corporation	Business Services
Second Lien Debt (j)		(L + 9.75%) / (2.00%)	12.08%/0.00%	12/26/2018	6/28/2023	14,438	14,375	14,438	4%
AVC Investors, LLC (dba Auveco)	Specialty Distribution
Second Lien Debt (k)			11.50%/0.00%	1/3/2018	7/3/2023	22,500	22,422	22,500
Common Equity (5,000 units) (j)				1/3/2018			490	745

							22,912	23,245	6%
B&B Roadway and Security Solutions, LLC	Component Manufacturing
Second Lien Debt			10.50%/3.50%	2/27/2018	8/27/2023	10,400	10,360	9,553
Common Equity (50,000 units) (h)(j)				2/27/2018			500	182

							10,860	9,735	2%
Bandon Fitness (Texas), Inc.	Retail
First Lien Debt (j)(z)		(L + 6.00%) / (2.25%)	8.25%/0.00%	8/9/2019	8/9/2024	10,000	9,594	9,594
Common Equity (439,531 units) (j)				8/9/2019			750	750

							10,344	10,344	3%
BCC Group Holdings, Inc.	Information Technology Services
Subordinated Debt			11.00%/1.00%	1/28/2019	4/11/2023	18,122	17,971	18,122
Common Equity (451 shares)				1/28/2019			1	169
Preferred Equity (14 shares)				1/28/2019			374	143

							18,346	18,434	5%
BCM One Group Holdings, Inc.	Information Technology Services
Subordinated Debt (k)			11.00%/0.00%	1/3/2019	7/3/2024	27,000	26,882	27,000
Common Equity (2,286 shares)				1/3/2019			2	163
Preferred Equity (133 shares)				1/3/2019			1,330	1,330

							28,214	28,493	7%
Bedford Precision Parts LLC	Specialty Distribution
First Lien Debt (j)(s)		(L + 6.25%) / (2.00%)	8.38%/0.00%	3/12/2019	3/12/2024	5,000	4,967	5,000
Common Equity (500,000 units) (h)(j)				3/12/2019			500	525

							5,467	5,525	1%
Cardboard Box LLC (dba Anthony’s Coal Fired Pizza)	Restaurants
Common Equity (521,021 units) (j)				12/15/2015			520	180	0%
ControlScan, Inc.	Information Technology Services
Subordinated Debt (j)			11.00%/0.00%	7/28/2017	1/28/2023	6,750	6,730	6,750
Common Equity (3,704 shares) (j)				7/28/2017			4	582
Preferred Equity (100 shares) (j)				7/28/2017			996	996

							7,730	8,328	2%
CRS Solutions Holdings, LLC (dba CRS Texas)	Business Services
Second Lien Debt			10.50%/1.00%	3/14/2018	9/14/2023	9,142	9,110	9,142
Common Equity (750,000 units) (h)(j)				3/14/2018			750	808

							9,860	9,950	2%
Diversified Search LLC	Business Services
First Lien Debt (k)(r)		(L + 5.75%) / (1.75%)	8.05%/0.00%	2/7/2019	2/7/2024	15,155	14,926	15,155
Common Equity (573 units) (h)(j)				2/7/2019			592	654

							15,518	15,809	4%
EBL, LLC (EbLens)	Retail
Second Lien Debt (j)			12.00%/1.00%	7/13/2017	1/13/2023	9,460	9,405	9,460
Common Equity (75,000 units) (j)				7/13/2017			750	660

							10,155	10,120	2%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

September 30, 2019

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets
French Transit, LLC	Consumer Products
First Lien Debt (j)		(L + 9.00%) / (2.25%)	11.32%/0.00%	6/21/2019	6/21/2024	$8,000	$7,962	$7,962
Revolving Loan ($1,000 commitment) (j)(u)		(L + 9.00%) / (2.25%)	11.32%/0.00%	6/21/2019	6/21/2024	—	(5)	—

							7,957	7,962	2%
Global Plasma Solutions, Inc.	Component Manufacturing
First Lien Debt (j)(v)		(L + 5.00%) / (2.00%)	7.33%/0.00%	9/21/2018	9/21/2023	7,071	7,009	7,071
Preferred Equity (947 shares) (j)				9/21/2018			360	391
Common Equity (947 shares) (j)				9/21/2018			15	166

							7,384	7,628	2%
Gurobi Optimization, LLC	Information Technology Services
Common Equity (5 shares)				12/19/2017			1,500	3,289	1%
Hilco Plastics Holdings, LLC (dba Hilco Technologies)	Component Manufacturing
Second Lien Debt			11.50%/1.50%	9/23/2016	12/31/2019	10,071	10,066	9,897
Preferred Equity (1,000,000 units) (h)(j)				4/18/2018			1,000	931
Common Equity (72,507 units) (h)(j)				9/23/2016			473	—

							11,539	10,828	3%
Hoonuit, LLC	Information Technology Services
First Lien Debt		(L + 9.25%) / (2.25%)	11.57%/0.00%	6/7/2019	6/7/2024	7,165	7,120	7,120
Preferred Equity (610 units) (h)(j)				6/20/2019	1/1/2022		250	250

							7,370	7,370	2%
Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt (k)			12.25%/0.00%	3/23/2016	9/23/2021	25,000	24,940	25,000
Common Equity (7,500 units)				3/23/2016			263	1,424

							25,203	26,424	7%
Hunter Defense Technologies, Inc.	Aerospace & Defense Manufacturing
First Lien Debt (j)		(L + 7.00%) / (1.00%)	9.10%/0.00%	9/27/2018	3/29/2023	9,494	9,416	9,494	2%
IBH Holdings, LLC (fka Inflexxion, Inc.)	Business Services
Common Equity (150,000 units)				6/20/2018			—	—	0%
K2 Merger Agreement Agent, LLC (fka K2 Industrial Services, Inc.) (n)	Industrial Cleaning & Coatings
Second Lien Debt			0.00%/10.00%	1/28/2019	1/28/2021	2,632	2,632	2,632	1%
The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Second Lien Debt (k)			12.00%/0.00%	12/8/2017	6/8/2024	15,000	14,946	14,435
Common Equity (765 shares) (j)				12/8/2017			765	743

							15,711	15,178	4%
LNG Indy, LLC (dba Kinetrex Energy)	Oil & Gas Distribution
Second Lien Debt (k)			11.50%/0.00%	12/28/2016	11/12/2021	5,000	4,989	5,000
Common Equity (1,000 units)				12/28/2016			1,000	1,166

							5,989	6,166	2%
Marco Group International OpCo, LLC	Industrial Cleaning & Coatings
Second Lien Debt			10.50%/0.75%	7/21/2017	1/21/2023	12,202	12,166	12,202
Common Equity (960,482 units) (h)(j)				7/21/2017			960	930

							13,126	13,132	3%
Mesa Line Services, LLC	Utilities: Services
Second Lien Debt (j)			10.50%/1.50%	11/30/2017	8/1/2024	17,148	17,055	17,148
Delayed Draw Commitment ($2,160 commitment) (i)(j)			10.50%/1.00%	11/30/2017	12/31/2019	—	(3)	—
Common Equity (833 shares) (j)				11/30/2017			1,000	1,305

							18,052	18,453	5%
Midwest Transit Equipment, Inc.	Transportation services
Warrant (14,384 shares) (j)(m)				6/23/2017			361	1,015
Warrant (9.59% of Junior Subordinated Notes) (j)(q)				6/23/2017			381	459

							742	1,474	0%
NGT Acquisition Holdings, LLC (dba Techniks Industries)	Component Manufacturing
Common Equity (378 units) (j)				5/24/2017			500	115	0%
Oaktree Medical Centre, P.C. (dba Pain Management Associates)	Healthcare Services
First Lien Debt (j)(p)			11.50%/3.00%	5/6/2014	5/31/2019	548	625	—
First Lien Debt (j)(p)			7.00%/15.00%	5/6/2014	5/31/2019	7,558	8,146	—
Subordinated Debt (j)(p)			7.00%/0.00%	3/15/2019	1/1/2020	38	38	—
Revolving Loan (j)(p)			11.50%/3.00%	5/6/2014	5/31/2019	2,398	2,597	—
Revolving Loan (j)(p)			11.50%/3.00%	12/31/2018	5/31/2019	194	194	—
Revolving Loan (j)(p)			11.50%/3.00%	3/11/2019	5/31/2019	1,742	1,742	—
Revolving Loan (j)(p)			11.50%/3.00%	8/6/2019	8/6/2019	500	500	—

							13,842	—	0%
OMC Investors, LLC (dba Ohio Medical Corporation)	Healthcare Products
Second Lien Debt			12.00%/0.00%	1/15/2016	7/15/2021	10,000	9,967	10,000
Common Equity (5,000 units)				1/15/2016			500	464

							10,467	10,464	2%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

September 30, 2019

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread /Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets
Palisade Company, LLC	Information Technology Services
Subordinated Debt (j)			11.75%/0.00%	11/15/2018	5/15/2024	$6,500	$6,473	$6,500
Common Equity (100 shares) (j)				11/15/2018			1,000	912

							7,473	7,412	2%
Palmetto Moon, LLC	Retail
First Lien Debt			11.50%/2.50%	11/3/2016	10/31/2021	5,089	5,073	5,089
Common Equity (499 units) (j)				11/3/2016			493	35

							5,566	5,124	1%
Power Grid Components, Inc.	Specialty Distribution
Second Lien Debt (k)			11.00%/1.00%	4/12/2018	5/20/2023	11,368	11,328	11,368
Preferred Equity (392 shares) (j)				4/12/2018			392	456
Common Equity (9,695 shares) (j)				4/12/2018			358	415

							12,078	12,239	3%
Pugh Lubricants, LLC	Specialty Distribution
Second Lien Debt (k)			12.25%/0.00%	11/10/2016	5/10/2022	23,581	23,516	23,581
Common Equity (6,125 units) (h)(j)				11/10/2016			580	1,152

							24,096	24,733	6%
Revenue Management Solutions, LLC	Information Technology Services
Common Equity (2,250,000 shares)				1/4/2017			2,250	4,737	1%
Rhino Assembly Company, LLC	Specialty Distribution
Second Lien Debt (k)			12.00%/1.00%	8/11/2017	2/11/2023	11,410	11,370	10,495
Delayed Draw Commitment ($875 commitment) (i)(j)			12.00%/1.00%	8/11/2017	5/17/2022	—	—	—
Preferred Equity (8,864 units) (h)(j)				8/11/2017			944	966

							12,314	11,461	3%
Road Safety Services, Inc.	Business Services
Second Lien Debt			11.25%/1.50%	9/18/2018	3/18/2024	10,183	10,143	9,696
Common Equity (655 units)				9/18/2018			621	633

							10,764	10,329	2%
Rohrer Corporation	Packaging
Subordinated Debt (j)			10.50%/1.00%	10/1/2018	4/1/2024	13,839	13,783	13,839
Common Equity (400 shares)				7/18/2016			780	809

							14,563	14,648	3%
SES Investors, LLC (dba SES Foam)	Building Products Manufacturing
Second Lien Debt			13.00%/0.00%	9/8/2016	12/29/2020	3,095	3,079	3,095
Common Equity (6,000 units) (h)(j)				9/8/2016			600	825

							3,679	3,920	1%
Simplex Manufacturing Co.	Aerospace & Defense Manufacturing
Subordinated Debt			14.00%/0.00%	10/31/2007	2/15/2020	4,050	4,050	4,050
Warrant (29 shares) (m)				10/31/2007			1,155	3,857

							5,205	7,907	2%
Software Technology, LLC	Information Technology Services
Subordinated Debt (k)			11.00%/0.00%	12/23/2016	6/23/2023	10,000	9,970	10,000
Common Equity (12 shares)				12/23/2016			1,291	1,518

							11,261	11,518	3%
Specialized Elevator Services Holdings, LLC	Business Services
First Lien Debt (j)(y)		(L + 5.25%) / (2.00%)	7.58%/0.00%	5/7/2019	5/3/2024	7,080	6,980	6,980
Common Equity (500 units) (j)				5/8/2019			500	500

							7,480	7,480	2%
SpendMend LLC	Business Services
Second Lien Debt (k)			11.00%/0.75%	1/8/2018	7/8/2023	10,469	10,431	10,469
Common Equity (1,000,000 units)				1/8/2018			1,000	1,210

							11,431	11,679	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

September 30, 2019

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets
Thermoforming Technology Group LLC (dba Brown Machine Group) (n)	Capital Equipment Manufacturing
Common Equity (3,760 units) (h)(j)				3/14/2016			$—	$10	0%
TransGo, LLC	Component Manufacturing
Common Equity (1,000 units)				2/28/2017			998	1,004	0%
The Tranzonic Companies	Specialty Distribution
Subordinated Debt (j)			10.00%/1.50%	3/27/2018	3/27/2025	$6,896	6,841	6,896
Preferred Equity (5,653 units) (j)				3/27/2018			565	643
Common Equity (1 units) (j)				3/27/2018			—	—

							7,406	7,539	2%
UBEO, LLC	Business Services
Subordinated Debt (j)			11.00%/0.00%	4/3/2018	10/3/2024	13,893	13,788	13,637
Common Equity (705,000 units) (h)(j)				4/3/2018			705	779

							14,493	14,416	3%
United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)(j)				4/1/2012			1,008	33
Warrant (57,469 units) (m)				3/5/2012			566	28

							1,574	61	0%
US Pack Logistics LLC	Transportation services
Second Lien Debt (k)			12.00%/3.75%	3/27/2015	3/28/2023	7,587	7,578	7,587
Preferred Equity (9,458 units) (h)(j)				9/28/2017			900	944
Common Equity (5,833 units) (h)(j)				3/27/2015			527	—

							9,005	8,531	2%
Vanguard Dealer Services, L.L.C. (n)	Business Services
Common Equity (6,000 units)				7/30/2015			—	22
Common Equity (2,380 units) (j)				2/2/2018			—	9

							—	31	0%
Virginia Tile Company, LLC	Specialty Distribution
Second Lien Debt (k)			12.25%/0.00%	12/19/2014	4/7/2022	12,000	11,987	12,000
Common Equity (17 units)				12/19/2014			342	962

							12,329	12,962	3%
Wheel Pros, Inc.	Specialty Distribution
Second Lien Debt (j)		(L + 8.50%) / (0.00%)	10.54%/0.00%	5/17/2019	4/4/2026	20,000	19,811	19,811
Preferred Equity (694,444 units) (j)				5/15/2019			1,500	1,500

							21,311	21,311	5%
Worldwide Express Operations, LLC	Transportation services
Second Lien Debt (j)		(L + 8.00%) / (1.00%)	10.17%/0.00%	2/27/2017	2/3/2025	20,000	19,727	20,000
Common Equity (4,000 units) (h)(j)				2/27/2017			2,956	4,231

							22,683	24,231	6%

Total Non-control/Non-affiliate Investments							$608,077	$602,438	149%

Total Investments							$691,516	$729,442	181%

(a)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(b)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(c)	All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.
(d)

Variable rate investments bear interest at a rate indexed to LIBOR (L), which is reset monthly, bimonthly, quarterly, or semi-annually. Certain variable rate investments also include a LIBOR interest rate floor. For each investment, the Company has provided the spread over the reference rate and the LIBOR floor, if any, as of September 30, 2019.

(e)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of September 30, 2019. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
(f)	Investment date represents the date of the initial investment in the security.
(g)

The Company’s investment portfolio is comprised entirely of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available. Therefore, the Company values all of its portfolio investments at fair value, as determined in good faith by the board of directors, using significant unobservable Level 3 inputs.

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

September 30, 2019

(in thousands, except shares)

(h)	Investment is held by a Taxable Subsidiary of the Company.
(i)

The disclosed commitment represents the unfunded amount as of September 30, 2019. The Company is earning 0.50% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate which will be earned if the commitment is funded.

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

(n)	Investment in portfolio company that has sold its operations and is in the process of winding down.
(o)	Income producing. Maturity date, if any, represents mandatory redemption date.
(p)	Investment was on non-accrual status as of September 30, 2019, meaning the Company has ceased recognizing interest income on the investment.
(q)	Warrant entitles the Company to purchase 9.59% of the outstanding principal of Junior Subordinated Notes prior to exercise, and is non-income producing.
(r)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.82% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(s)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.01% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(u)

The disclosed commitment represents the unfunded amount as of September 30, 2019. The Company is earning 0.75% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

(v)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.38% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(x)	For the nine months ended September 30, 2019, all interest was treated as PIK interest and capitalized to the principal balance of the investment.
(y)

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

(z)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.38% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2018

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets
Control Investments (s)
FDS Avionics Corp. (dba Flight Display Systems)	Aerospace & Defense Manufacturing
Second Lien Debt			4.00%/11.00%	11/5/2014	4/1/2020	$6,203	$6,196	$5,397
Revolving Loan ($50 commitment)			4.00%/11.00%	4/12/2018	4/1/2020	215	215	215
Common Equity (7,478 shares) (j)				11/10/2017			748	—

							7,159	5,612	2%
K2 Industrial Services, Inc.	Industrial Cleaning & Coatings
Second Lien Debt (p)			0.00%/15.00%	10/25/2016	6/25/2020	10,453	10,423	10,453
Second Lien Debt (p)			0.00%/12.00%	10/25/2016	6/25/2020	2,261	2,255	1,155
Second Lien Debt (p)			0.00%/19.00%	10/17/2018	6/25/2020	1,600	1,592	1,600
Common Equity (1,673 shares)				9/30/2016			1,268	—

							15,538	13,208	3%

Total Control Investments							$22,697	$18,820	5%

Affiliate Investments (l)
FAR Research Inc. (n)	Specialty Chemicals
Common Equity (1,396 units)				3/31/2014			$—	$116	0%
Fiber Materials, Inc.	Aerospace & Defense Manufacturing
Second Lien Debt			12.00%/0.00%	11/30/2016	5/30/2022	$4,044	4,032	4,044
Common Equity (10 units)				11/30/2016			1,000	2,104

							5,032	6,148	2%
Medsurant Holdings, LLC	Healthcare Services
Second Lien Debt			13.00%/0.00%	12/18/2015	6/30/2020	8,823	8,795	8,823
Preferred Equity (126,662 units) (h)				4/12/2011			1,346	2,703
Warrant (505,176 units) (h)(m)				4/12/2011			4,516	9,820

							14,657	21,346	5%
Microbiology Research Associates, Inc.	Healthcare Services
Subordinated Debt			11.00%/1.50%	5/13/2015	3/13/2022	8,798	8,783	8,122
Common Equity (1,625,731 units) (j)				5/13/2015			1,938	1,924

							10,721	10,046	3%
Mirage Trailers LLC	Utility Equipment Manufacturing
Second Lien Debt (k)		(L + 11.50%) / (1.00%)	13.85%/1.50%	11/25/2015	11/25/2020	6,109	6,075	6,109
Common Equity (2,500,000 shares) (o)				11/25/2015			2,179	3,174

							8,254	9,283	2%
Pfanstiehl, Inc.	Healthcare Products
Subordinated Debt			10.50%/0.00%	3/29/2013	9/29/2022	6,208	6,197	6,208
Common Equity (8,500 units) (j)				3/29/2013			850	13,815

							7,047	20,023	5%
Pinnergy, Ltd.	Oil & Gas Services
Second Lien Debt (k)			12.00%/0.00%	10/13/2016	1/24/2020	4,000	3,993	4,000
Common Equity - Class A-2 (42,500 units) (k)				10/13/2016			3,000	33,878
Common Equity - Class B (1,000 units) (k)				10/13/2016			3,000	3,000

							9,993	40,878	10%
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Second Lien Debt			12.00%/1.50%	11/12/2015	5/12/2021	7,553	7,538	7,553
Common Equity (1,000,000 units)				11/12/2015			1,000	1,357

							8,538	8,910	2%
Trantech Radiator Products, Inc.	Utility Equipment Manufacturing
Second Lien Debt (j)			13.75%/0.00%	11/4/2011	12/31/2019	5,994	5,994	5,994
Common Equity (6,875 shares) (j)				11/4/2011			688	307

							6,682	6,301	2%

Total Affiliate Investments							$70,924	$123,051	31%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2018

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets
Non-control/Non-affiliate Investments
Accent Food Services, LLC	Vending Equipment Manufacturing
Second Lien Debt (k)			10.00%/5.00%	11/30/2016	5/30/2022	$30,312	$30,205	$28,879
Common Equity (7,885 units) (h)(j)				11/30/2016			800	462

							31,005	29,341	7%
Allied 100 Group, Inc.	Healthcare Products
Common Equity (1,250,000 units) (j)				11/26/2014			1,250	1,744	0%
Alzheimer’s Research and Treatment Center	Healthcare Services
First Lien Debt (j)(v)		(L + 5.75%) / (2.00%)	8.23%/0.00%	10/23/2018	10/23/2023	6,500	6,451	6,451
Common Equity (1,000 units) (h)(j)				10/23/2018			1,000	1,000

							7,451	7,451	2%
American AllWaste LLC (dba WasteWater Transport Services)	Environmental Industries
Second Lien Debt (j)			11.00%/1.50%	5/31/2018	11/30/2023	11,826	11,765	11,826
Delayed Draw Commitment ($2,276 commitment) (i)(j)			11.00%/1.50%	5/31/2018	11/30/2019	—	(7)	—
Preferred Equity (500 units) (j)				5/31/2018			500	615

							12,258	12,441	3%
Argo Turboserve Corporation	Business Services
Second Lien Debt (j)()		(L + 9.75%) / (2.00%)	12.56%/0.00%	12/26/2018	6/28/2023	15,000	14,925	14,925	4%
AVC Investors, LLC (dba Auveco)	Specialty Distribution
Second Lien Debt (k)			11.50%/0.00%	1/3/2018	7/3/2023	22,500	22,406	22,500
Common Equity (5,000 units) (j)				1/3/2018			500	682

							22,906	23,182	6%
B&B Roadway and Security Solutions, LLC	Component Manufacturing
Second Lien Debt			10.50%/1.50%	2/27/2018	8/27/2023	10,129	10,080	9,524
Common Equity (50,000 units) ($133 commitment) (h)(j)				2/27/2018			500	304

							10,580	9,828	2%
Cardboard Box LLC (dba Anthony’s Coal Fired Pizza)	Restaurants
Common Equity (521,021 units) (j)				12/15/2015			521	108	0%
Consolidated Infrastructure Group Holdings, LP	Business Services
Common Equity (298 units)				11/30/2017			378	49	0%
ControlScan, Inc.	Information Technology Services
Subordinated Debt (j)			11.00%/0.00%	7/28/2017	1/28/2023	6,750	6,725	6,750
Common Equity (3,704 shares) (j)				7/28/2017			4	620
Preferred Equity (100 shares) (j)				7/28/2017			996	996

							7,725	8,366	2%
CRS Solutions Holdings, LLC (dba CRS Texas) Second Lien Debt	Business Services		10.50%/1.00%	3/14/2018	9/14/2023	9,073	9,035	9,073
Common Equity (750,000 units) (j)				3/14/2018			750	757

							9,785	9,830	2%
EBL, LLC (EbLens)	Retail
Second Lien Debt (j)			12.00%/1.00%	7/13/2017	1/13/2023	9,389	9,321	9,389
Common Equity (75,000 units) (j)				7/13/2017			750	742

							10,071	10,131	3%
Global Plasma Solutions, Inc.	Component Manufacturing
First Lien Debt (j)(u)		(L + 5.00%) / (2.00%)	7.40%/0.00%	9/21/2018	9/21/2023	8,703	8,629	8,629
Preferred Equity (947 shares) (j)				9/21/2018			360	360
Common Equity (947 shares) (j)				9/21/2018			15	15

							9,004	9,004	2%
Gurobi Optimization, LLC	Information Technology Services
Subordinated Debt (k)			11.00%/0.00%	12/19/2017	6/19/2023	20,000	19,920	20,400
Common Equity (5 shares)				12/19/2017			1,500	2,323

							21,420	22,723	6%
Hilco Plastics Holdings, LLC (dba Hilco Technologies)	Component Manufacturing
Second Lien Debt			11.50%/1.50%	9/23/2016	12/31/2019	9,940	9,922	9,439
Preferred Equity (1,000,000 units) (h)(j)				4/18/2018			1,000	1,112
Common Equity (72,507 units) (h)(j)				9/23/2016			473	227

							11,395	10,778	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2018

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets
Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt (k)			12.25%/0.00%	3/23/2016	9/23/2021	$25,000	$24,918	$25,000
Common Equity (7,500 units)				3/23/2016			249	1,417

							25,167	26,417	7%
Hunter Defense Technologies, Inc.	Aerospace & Defense Manufacturing
First Lien Debt (j)		(L + 7.00%) / (1.00%)	9.80%/0.00%	9/27/2018	3/29/2023	9,747	9,653	9,653	2%
IBH Holdings, LLC (fka Inflexxion, Inc.)	Business Services
Common Equity (150,000 units)				6/20/2018			—	—	0%
inthinc Technology Solutions, Inc. (n)	Information Technology Services
Royalty Rights				10/15/2015	4/24/2020		185	—	0%
The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Second Lien Debt (k)			12.00%/0.00%	12/8/2017	6/8/2024	15,000	14,937	13,950
Common Equity (765 shares) (j)				12/8/2017			765	754

							15,702	14,704	4%
LNG Indy, LLC (dba Kinetrex Energy)	Oil & Gas Distribution
Second Lien Debt (k)			11.50%/0.00%	12/28/2016	9/28/2021	5,000	4,985	5,000
Common Equity (1,000 units)				12/28/2016			1,000	1,561

							5,985	6,561	2%
Marco Group International OpCo, LLC	Industrial Cleaning & Coatings
Second Lien Debt			10.50%/0.75%	7/21/2017	1/21/2023	12,133	12,089	12,133
Common Equity (750,000 units) (h)(j)				7/21/2017			750	800

							12,839	12,933	3%
Mesa Line Services, LLC	Utilities: Services
Second Lien Debt (j)			10.50%/0.50%	11/30/2017	5/31/2023	10,014	9,963	10,014
Delayed Draw Commitment ($3,160 commitment) (i)(j)			10.50%/0.50%	11/30/2017	5/31/2019	—	(4)	—
Common Equity (500 shares) (j)				11/30/2017			500	676

							10,459	10,690	3%
Midwest Transit Equipment, Inc.	Transportation services
Warrant (14,384 shares) (j)(m)				6/23/2017			361	436
Warrant (9.59% of Junior Subordinated Notes) (j)(q)				6/23/2017			381	398

							742	834	0%
New Era Technology, Inc.	Information Technology Services
Common Equity (197,369 shares) (j)				3/3/2017			750	990	0%
NGT Acquisition Holdings, LLC (dba Techniks Industries)	Component Manufacturing
Subordinated Debt			12.50%/2.00%	5/24/2017	3/21/2022	11,579	11,542	10,460
Common Equity (378 units) (j)				5/24/2017			500	72

							12,042	10,532	3%
Oaktree Medical Centre, P.C. (dba Pain Management Associates)	Healthcare Services
First Lien Debt (j)(t)			14.50%/0.00%	5/6/2014	1/1/2018	571	649	566
First Lien Debt (j)(t)			10.00%/12.00%	5/6/2014	1/1/2018	7,751	8,338	8,133
Revolving Loan (j)(t)			14.50%/0.00%	5/6/2014	1/1/2018	2,500	2,699	2,490
Revolving Loan (j)(t)			14.50%/0.00%	12/31/2018	1/31/2019	200	200	200

							11,886	11,389	3%
OMC Investors, LLC (dba Ohio Medical Corporation)	Healthcare Products
Second Lien Debt			12.00%/0.00%	1/15/2016	7/15/2021	10,000	9,954	8,748
Common Equity (5,000 units)				1/15/2016			500	139

							10,454	8,887	2%
Palisade Company, LLC	Information Technology Services
Subordinated Debt (j)			11.75%/0.00%	11/15/2018	5/15/2024	6,500	6,468	6,468
Common Equity (100 shares) (j)				11/15/2018			1,000	1,000

							7,468	7,468	2%
Palmetto Moon, LLC	Retail
First Lien Debt			11.50%/2.50%	11/3/2016	10/31/2021	5,512	5,490	5,512
Common Equity (499 units) (j)				11/3/2016			494	108

							5,984	5,620	1%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2018

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets
Power Grid Components, Inc.	Specialty Distribution
Second Lien Debt (k)			11.00%/1.00%	4/12/2018	5/20/2023	$11,282	$11,234	$11,282
Preferred Equity (392 shares) (j)				4/12/2018			392	422
Common Equity (9,695 shares) (j)				4/12/2018			358	260

							11,984	11,964	3%
Pugh Lubricants, LLC	Specialty Distribution
Second Lien Debt (k)			12.25%/0.00%	11/10/2016	5/10/2022	18,581	18,523	18,581
Common Equity (6,125 units) (h)(j)				11/10/2016			612	1,000

							19,135	19,581	5%
Revenue Management Solutions, LLC	Information Technology Services
Common Equity (2,250,000 shares)				1/4/2017			2,250	3,888	1%
Rhino Assembly Company, LLC	Specialty Distribution
Second Lien Debt (k)			12.00%/1.00%	8/11/2017	2/11/2023	11,324	11,275	11,324
Delayed Draw Commitment ($875 commitment) (i)(j)			12.00%/1.00%	8/11/2017	5/17/2022	—	—	—
Preferred Equity (8,864 units) (j)(r)				8/11/2017			945	1,272

							12,220	12,596	3%
Road Safety Services, Inc.	Business Services
Second Lien Debt			11.25%/1.50%	9/18/2018	3/18/2024	10,068	10,022	10,022
Common Equity (655 units)				9/18/2018			621	621

							10,643	10,643	2%
Rohrer Corporation	Packaging
Subordinated Debt (j)			10.50%/1.00%	10/1/2018	4/1/2024	13,735	13,670	13,670
Common Equity (400 shares)				7/18/2016			780	724

							14,450	14,394	4%
SES Investors, LLC (dba SES Foam)	Building Products Manufacturing
Second Lien Debt			15.00%/0.00%	9/8/2016	12/29/2020	3,095	3,069	2,703
Common Equity (6,000 units) (h)(j)				9/8/2016			600	167

							3,669	2,870	1%
Simplex Manufacturing Co.	Aerospace & Defense Manufacturing
Subordinated Debt			14.00%/0.00%	10/31/2007	7/31/2019	4,050	4,050	4,050
Warrant (29 shares) (m)				10/31/2007			1,155	3,036

							5,205	7,086	2%
Software Technology, LLC	Information Technology Services
Subordinated Debt (k)			11.00%/0.00%	12/23/2016	6/23/2023	10,000	9,964	10,000
Common Equity (12 shares)				12/23/2016			1,291	1,364

							11,255	11,364	3%
SpendMend LLC	Business Services
Second Lien Debt (k)			11.00%/1.00%	1/8/2018	7/8/2023	10,401	10,355	10,401
Common Equity (1,000,000 units)				1/8/2018			1,000	1,179
							11,355	11,580	3%
The Wolf Organization, LLC	Building Products Manufacturing
Common Equity (175 shares)				5/29/2015			753	3,711	1%
Thermoforming Technology Group LLC (dba
Brown Machine Group) (n)	Capital Equipment Manufacturing
Common Equity (3,760 units) (h)(j)				3/14/2016			—	10	0%
Tile Redi, LLC	Building Products Manufacturing
First Lien Debt (j)		(L + 10.00%) / (1.00%)	12.80%/0.00%	7/18/2017	6/16/2022	10,194	10,122	10,156	2%
TransGo, LLC	Component Manufacturing
Second Lien Debt			13.25%/0.00%	2/28/2017	8/28/2022	9,500	9,468	9,500
Common Equity (1,000 units)				2/28/2017			998	905

							10,466	10,405	3%
The Tranzonic Companies	Specialty Distribution
Subordinated Debt (j)			10.00%/1.50%	3/27/2018	3/27/2025	5,664	5,614	4,997
Preferred Equity (5,000 units) (j)				3/27/2018			500	391
Common Equity (1 units) (j)				3/27/2018			—	—

							6,114	5,388	1%
UBEO, LLC	Business Services
Subordinated Debt (j)			11.00%/0.00%	4/3/2018	10/3/2024	13,100	12,979	13,100
Delayed Draw Commitment ($1,500 commitment) (j)(i)(w)			11.00%/0.00%	11/7/2018	8/7/2019	—	(12)	—
Common Equity (705,000 units) (j)				4/3/2018			705	1,027

							13,672	14,127	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2018

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets
United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)(j)				4/1/2012			$1,008	$64
Warrant (57,469 units) (m)				3/5/2012			566	53

							1,574	117	0%
US GreenFiber, LLC	Building Products Manufacturing
Second Lien Debt (k)(p)			12.00%/2.00%	7/3/2014	5/31/2019	$14,363	14,359	6,549
Second Lien Debt (p)			0.00%/16.00%	11/9/2018	5/31/2019	1,000	1,000	1,000
Common Equity (2,522 units) (h)(j)				7/3/2014			586	—

							15,945	7,549	2%
US Pack Logistics LLC	Transportation services
Second Lien Debt (k)			12.00%/1.75%	3/27/2015	3/28/2023	7,412	7,396	7,412
Common Equity (5,833 units) (h)(j)				3/27/2015			555	178
Preferred Equity (9,458 units) (h)(j)				9/28/2017			927	1,046

							8,878	8,636	2%
Vanguard Dealer Services, L.L.C.	Business Services
Common Equity (6,000 units)				7/30/2015			154	851
Common Equity (2,380 units) (j)				2/2/2018			327	338

							481	1,189	0%
Virginia Tile Company, LLC	Specialty Distribution
Second Lien Debt (k)			12.25%/0.00%	12/19/2014	4/7/2022	12,000	11,980	12,000
Common Equity (17 units)				12/19/2014			342	1,455

							12,322	13,455	3%
Worldwide Express Operations, LLC	Transportation services
Second Lien Debt (j)		(L + 8.00%) /(1.00%)	10.86%/0.00%	2/27/2017	2/3/2025	20,000	19,690	20,000
Common Equity (4,000 units) (h)(j)				2/27/2017			2,956	3,823

							22,646	23,823	6%

Total Non-control/Non-affiliate Investments							$505,129	$501,111	124%

Total Investments							$598,750	$642,982	160%

(a)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(b)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(c)	All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.
(d)

Variable rate investments bear interest at a rate indexed to LIBOR (L), which is reset monthly, bimonthly, quarterly, or semi-annually. Certain variable rate investments also include a LIBOR interest rate floor. For each investment, the Company has provided the spread over the reference rate and the LIBOR floor, if any, as of December 31, 2018.

(e)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of December 31, 2018. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
(f)	Investment date represents the date of the initial investment in the security.
(g)

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

(n)	Investment in portfolio company that has sold its operations and is in the process of winding down.
(o)	Income producing. Maturity date, if any, represents mandatory redemption date.
(p)	Investment was on non-accrual status as of December 31, 2018, meaning the Company has ceased recognizing interest income on the investment.
(q)	Warrant entitles the Company to purchase 9.59% of the outstanding principal of Junior Subordinated Notes prior to exercise, and is non-income producing.
(r)	A portion of the investment is held by a wholly-owned subsidiary of the Company, other than the Funds.
(s)

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

(t)	The debt investment continues to pay interest, including the default rate, while the portfolio company pursues refinancing options.
(u)

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

(v)

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

(w)	The maturity date presented represents the final termination date of the commitment. $707 of the commitment expires on May 7, 2019.

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

The Company provides customized debt and equity financing solutions to lower middle-market companies, and may make investments directly or through its three wholly-owned investment company subsidiaries, Fidus Mezzanine Capital, L.P. (“Fund I”), Fidus Mezzanine Capital II, L.P. (“Fund II”) and Fidus Mezzanine Capital III, L.P. (“Fund III”) (collectively Fund I, Fund II and Fund III are referred to as the “Funds”). The Funds are licensed by the U.S. Small Business Administration (the “SBA”) as small business investment companies (“SBIC”). The SBIC licenses allow the Funds to obtain leverage by issuing SBA-guaranteed debentures (“SBA debentures”), subject to the issuance of leverage commitments by the SBA and other customary procedures. As SBICs, the Funds are subject to a variety of regulations and oversight by the SBA under the Small Business Investment Act of 1958, as amended (the “SBIC Act”), concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments. As of September 9, 2019, Fund I has completed a wind-down plan and has relinquished its SBIC license and can no longer issue additional SBA debentures.

We believe that utilizing both FIC and the Funds as investment vehicles provides us with access to a broader array of investment opportunities. Given our access to lower cost capital through the SBA’s SBIC debenture program, we expect that we will continue to make investments through the Funds until the Funds reach their borrowing limit under the program. For three or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350,000.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits included in the income tax provision, if any. There were no material uncertain income tax positions at September 30, 2019 and December 31, 2018. The Company’s tax returns are generally subject to examination by U.S. federal and most state tax authorities for a period of three years from the date the respective returns are filed, and, accordingly, the Company’s 2016 through 2018 tax years remain subject to examination.

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

Earnings and net asset value per share: The earnings per share calculations for the three and nine months ended September 30, 2019 and 2018, are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Stock Repurchase Program: The Company has an open market stock repurchase program (the “Stock Repurchase Program”) under which the Company may acquire up to $5,000 of its outstanding common stock. Under the Stock Repurchase Program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by the Company’s management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 29, 2019, the Board extended the Stock Repurchase Program through December 31, 2020, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require the Company to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. The Company did not make any repurchases of common stock during the three and nine months ended September 30, 2019. During the three and nine months ended September 30, 2018, the Company repurchased zero and 44,821 shares, respectively, of common stock on the open market for zero and $582, respectively. Refer to Note 8 for additional information concerning stock repurchases.

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

As of September 30, 2019, the Company had active investments in 62 portfolio companies and residual investments in four portfolio companies that have sold its underlying operations. The aggregate fair value of the total portfolio was $729,442 and the weighted average effective yield on the Company’s debt investments was 12.3% as of such date. As of September 30, 2019, the Company held equity investments in 92.4% of its portfolio companies and the weighted average fully diluted equity ownership in those portfolio companies was 5.9%. The weighted average fully diluted equity ownership was computed using the fully diluted equity ownership for equity investments (including warrants) at cost as of September 30, 2019.

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

The weighted average yield of the Company’s debt investments is not the same as a return on investment for its stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of all of the Company’s and its subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of September 30, 2019 and December 31, 2018, including accretion of OID and debt investment origination fees, but excluding investments on non-accrual status, if any.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Purchases of debt and equity investments for the nine months ended September 30, 2019 and 2018 totaled $175,535 and $144,614, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the nine months ended September 30, 2019 and 2018 totaled $98,805 and $92,052, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	September 30,		December 31,		September 30,		December 31,
	2019		2018		2019		2018
Second Lien Debt	$377,887	51.7%	$366,517	57.0%	$391,104	56.6%	$379,973	63.5%
Subordinated Debt	144,799	19.9	104,225	16.2	144,576	20.9	105,900	17.7
First Lien Debt	79,965	11.0	51,790	8.1	93,305	13.5	52,231	8.7
Equity	113,960	15.6	106,707	16.6	55,552	8.0	53,482	8.9
Warrants	12,831	1.8	13,743	2.1	6,979	1.0	6,979	1.2
Royalty Rights	—	—	—	—	—	—	185	—

Total	$729,442	100.0%	$642,982	100.0%	$691,516	100.0%	$598,750	100.0%

All investments made by the Company as of September 30, 2019 and December 31, 2018 were made in portfolio companies headquartered in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	September 30,		December 31,		September 30,		December 31,
	2019		2018		2019		2018
Midwest	$177,467	24.4%	$161,067	25.1%	$158,184	22.9%	$152,607	25.5%
Southeast	149,490	20.5	176,819	27.5	143,730	20.8	155,271	25.9
Northeast	150,469	20.6	89,661	13.9	145,227	21.0	84,246	14.1
West	86,428	11.8	62,824	9.8	81,673	11.8	54,469	9.1
Southwest	165,588	22.7	152,611	23.7	162,702	23.5	152,157	25.4

Total	$729,442	100.0%	$642,982	100.0%	$691,516	100.0%	$598,750	100.0%

The following table shows portfolio composition by type and by geographic region at fair value as a percentage of net assets.

By Type			By Geographic Region
	September 30,	December 31,		September 30,	December 31,
	2019	2018		2019	2018
Second Lien Debt	93.8%	90.9%	Midwest	44.0%	40.0%
Subordinated Debt	35.9	25.9	Southeast	37.1	43.9
First Lien Debt	19.9	12.9	Northeast	37.4	22.2
Equity	28.3	26.5	West	21.5	15.6
Warrants	3.2	3.4	Southwest	41.1	37.9
Royalty Rights	—	—

Total	181.1%	159.6%	Total	181.1%	159.6%

As of September 30, 2019 and December 31, 2018, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio on a fair value or cost basis.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

As of September 30, 2019 and December 31, 2018, the Company had debt investments in two portfolio companies on non-accrual status, respectively:

	September 30, 2019				December 31, 2018
	Fair				Fair
Portfolio Company	Value		Cost		Value		Cost
K2 Industrial Services, Inc.	$—	(1)	$—	(1)	$13,208		$14,270
Oaktree Medical Centre, P.C. (dba Pain Management Associates)	—		13,842		—	(2)	—	(2)
US GreenFiber, LLC	9,076		18,959		7,549		15,359

Total	$9,076		$32,801		$20,757		$29,629

(1)	Portfolio company was no longer held at period end. Interest earned while on non-accrual was paid in full at exit.
(2)	Portfolio company debt investments were not on non-accrual status at period end.

Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of control and affiliate investments as of December 31, 2018 and any additions and reductions made to such investments during the nine months ended September 30, 2019, the ending fair value as of September 30, 2019, and the total investment income earned on such investments during the period.

						Nine Months Ended September 30, 2019
	September 30,
	2019						Net Change in
	Principal	December 31,			September 30,	Net Realized	Unrealized		Payment-in-
	Amount - Debt	2018	Gross	Gross	2019	Gains	Appreciation	Interest	kind Interest	Dividend	Fee
Portfolio Company (1)	Investments	Fair Value	Additions (2)	Reductions (3)	Fair Value	(Losses) (4)	(Depreciation)	Income	Income	Income	Income
Control Investments
FDS Avionics Corp. (dba Flight Display Systems)	$6,989	$5,612	$575	$(131)	$6,056	$—	$(131)	$203	$551	$—	$—
K2 Industrial Services, Inc.	—	13,208	3,435	(16,643)	—	(1,268)	2,330	217	1,060	—	349
US GreenFiber, LLC (5)	18,963	—	19,549	(10,473)	9,076	—	(10,469)	—	—	—	—

Total Control Investments	$25,952	$18,820	$23,559	$(27,247)	$15,132	$(1,268)	$(8,270)	$420	$1,611	$—	$349

Affiliate Investments
FAR Research Inc.	$—	$116	$—	$(67)	$49	$—	$(68)	$—	$—	$—	$—
Fiber Materials, Inc.	—	6,148	2,167	(4,399)	3,916	—	2,154	56	—	—	—
Medsurant Holdings, LLC	8,823	21,346	13	(2,990)	18,369	—	(2,990)	884	—	—	4
Microbiology Research Associates, Inc.	8,897	10,046	1,290	—	11,336	—	1,188	730	99	—	22
Mirage Trailers LLC	6,178	9,283	86	(2,152)	7,217	—	(2,152)	661	70	76	—
Pfanstiehl, Inc.	6,208	20,023	5,131	—	25,154	—	5,127	490	—	366	—
Pinnergy, Ltd.	—	40,878	8	(4,115)	36,771	—	(115)	274	—	500	—
Steward Holding LLC (dba Steward Advanced Materials)	7,638	8,910	150	—	9,060	—	60	685	85	—	—
Trantech Radiator Products, Inc.	—	6,301	380	(6,681)	—	(257)	381	346	—	—	—

Total Affiliate Investments	$37,744	$123,051	$9,225	$(20,404)	$111,872	$(257)	$3,585	$4,126	$254	$942	$26

(1)	The investment type, industry, ownership detail for equity investments, and if the investment is income producing is disclosed in the consolidated schedule of investments.
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

(5)	Portfolio company was transferred to Control investments from Non-control/Non-affiliate investments during the nine months ended September 30, 2019.

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

•

the Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result it is not in the Company’s stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where the Company determines that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. The Board consulted with the independent valuation firm(s) in arriving at the Company’s determination of fair value for 13 and 16 of its portfolio company investments representing 26.8% and 36.0% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended September 30, 2019 and December 31, 2018, respectively) as of September 30, 2019 and December 31, 2018, respectively.

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

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the nine months ended September 30, 2019 and 2018.

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2019 and 2018:

	Second Lien	Subordinated	First Lien			Royalty
	Debt	Debt	Debt	Equity	Warrants	Rights	Total
Balance, December 31, 2017	$341,279	$126,481	$28,911	$84,585	$15,052	$—	$596,308
Net realized gains (losses) on investments	(16,252)	—	(4,293)	5,362	29	—	(15,154)
Net change in unrealized appreciation (depreciation) on investments	(2,568)	(1,494)	3,727	29,329	1,222	—	30,216
Purchase of investments	104,005	13,950	18,700	7,959	—	—	144,614
Proceeds from sales and repayments of investments	(49,868)	(30,102)	(1,256)	(10,514)	(312)	—	(92,052)
Interest and dividend income paid-in-kind	2,983	738	803	86	—	—	4,610
Proceeds from loan origination fees	(524)	(133)	(214)	—	—	—	(871)
Accretion of loan origination fees	427	167	25	5	—	—	624
Accretion of original issue discount	96	109	—	3	—	—	208
Transfers between classifications	6,823	(6,823)	—	—	—	—	—

Balance, September 30, 2018	$386,401	$102,893	$46,403	$116,815	$15,991	$—	$668,503

Balance, December 31, 2018	$366,517	$104,225	$51,790	$106,707	$13,743	$—	$642,982
Net realized gains (losses) on investments	—	—	—	9,016	—	(185)	8,831
Net change in unrealized appreciation (depreciation) on investments	239	1,898	(12,899)	5,183	(912)	185	(6,306)
Purchase of investments	43,445	70,036	55,150	6,904	—	—	175,535
Proceeds from sales and repayments of investments	(39,475)	(32,045)	(13,433)	(13,852)	—	—	(98,805)
Interest and dividend income paid-in-kind	6,854	885	99	—	—	—	7,838
Proceeds from loan origination fees	(135)	(435)	(909)	(1)	—	—	(1,480)
Accretion of loan origination fees	408	235	150	3	—	—	796
Accretion of original issue discount	34	—	17	—	—	—	51

Balance, September 30, 2019	$377,887	$144,799	$79,965	$113,960	$12,831	$—	$729,442

Net change in unrealized (depreciation) of $(10,334) and $(14,655) for the three and nine months ended September 30, 2019, respectively, was attributable to Level 3 investments held at September 30, 2019. Net change in unrealized appreciation of $9,125 and $23,971 for the three and nine months ended September 30, 2018, respectively, was attributable to Level 3 investments held at September 30, 2018.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of September 30, 2019 and December 31, 2018. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at	Valuation	Unobservable	Range
	September 30, 2019	Techniques	Inputs	(weighted average)
Debt investments:
Second Lien Debt	$366,179	Discounted cash flow	Weighted average cost of capital	10.5% - 24.0% (13.3%)
	9,076	Enterprise value	Revenue multiples	0.2x - 0.2x (0.2x)
	2,632	Enterprise value	Asset Coverage	1.1x - 1.1x (1.1x)
Subordinated Debt	144,799	Discounted cash flow	Weighted average cost of capital	10.9% - 18.1% (12.0%)
	—	Enterprise value	Asset Coverage	50.0% - 50.0% (n/a)
First Lien Debt	72,846	Discounted cash flow	Weighted average cost of capital	9.4% - 14.8% (12.3%)
	7,119	Enterprise value	Revenue multiples	4.4x - 4.4x (4.4x)
	—	Enterprise value	Asset Coverage	50.0% - 50.0% (n/a)

Equity investments:
Equity	113,710	Enterprise value	EBITDA multiples	3.4x - 16.8x (7.3x)
	250	Enterprise value	Revenue multiples	1.2x - 4.4x (4.4x)
Warrants	12,831	Enterprise value	EBITDA multiples	4.0x - 7.0x (6.8x)

	Fair Value at	Valuation	Unobservable	Range
	December 31, 2018	Techniques	Inputs	(weighted average)

Debt investments:
Second Lien Debt	$357,813	Discounted cash flow	Weighted average cost of capital	11.2% - 30.0% (13.5%)
	8,704	Enterprise value	EBITDA multiples	5.0x - 5.9x (5.1x)
Subordinated Debt	104,225	Discounted cash flow	Weighted average cost of capital	10.9% - 16.5% (12.5%)
First Lien Debt	51,790	Discounted cash flow	Weighted average cost of capital	10.2% - 20.7% (12.3%)

Equity investments:
Equity	106,707	Enterprise value	EBITDA multiples	3.5x - 17.3x (7.0x)
Warrants	13,743	Enterprise value	EBITDA multiples	4.0x - 8.0x (7.2x)
Royalty Rights	—	Discounted cash flow	Weighted average cost of capital	N/A

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The following tables summarize the carrying value and fair value of the Company’s debt obligations as of September 30, 2019 and December 31, 2018.

	September 30, 2019		December 31, 2018
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
SBA debentures (2)	$157,500	$157,500	$191,000	$191,000
Credit Facility borrowings (3)	66,500	66,500	36,500	36,500
2023 Notes (4)	50,000	52,120	50,000	51,492
February 2024 Notes (4)	69,000	73,388	—	—

Total	$343,000	$349,508	$277,500	$278,992

(1)	Carrying value represents the outstanding principal balance of the debt obligation.
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

The following table summarizes the inputs used to value the Company’s debt obligations if measured at fair value as of September 30, 2019 and December 31, 2018.

	Fair Value
Valuation Inputs	September 30, 2019	December 31, 2018
Level 1	$125,508	$51,492
Level 2	—	—
Level 3	224,000	227,500

Total	$349,508	$278,992

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

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement was $3,179 and $9,066, for the three and nine months ended September 30, 2019, respectively, and $2,932 and $8,438 for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019 and December 31, 2018, the base management fee payable was $3,179 and $2,927, respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee was $2,163 and $5,947, for the three and nine months ended September 30, 2019 , respectively, and $2,234 and $6,628 for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019 and December 31, 2018, the income incentive fee payable was $2,163 and $2,785, respectively.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid in cash to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and losses since the Formation Transactions (realized capital gains and losses include realized gains and losses on investments, net of income tax provision from realized gains on investments, and realized losses on extinguishment of debt), and the aggregate unrealized capital depreciation on investments as of the date of the calculation. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains on investments, less cumulative aggregate realized capital losses on investments, less aggregate unrealized capital depreciation on investments, and less cumulative aggregate realized losses on extinguishment of debt. If this number is positive at the end of such year, then the capital gains incentive fee to be paid in cash for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of September 30, 2019 and December 31, 2018, the capital gains incentive fee payable in cash was $0 (as cumulative aggregate realized capital gains and losses on investments plus aggregate unrealized capital depreciation on investments plus realized losses on extinguishment of debt was negative as of each period). The aggregate amount of capital gains incentive fees paid from the IPO through September 30, 2019 was $348.

In addition, the Company accrues, but does not pay in cash, a capital gains incentive fee in connection with any unrealized capital appreciation on investments, as applicable. If, on a cumulative basis, the sum of (i) net realized gains/(losses) on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of (i) net realized gains/(losses) on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt. The capital gains incentive fee accrued (reversed) during the three and nine months ended September 30, 2019 was $1,307 and $373, respectively, and $1,464 and $2,731 for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019 and December 31, 2018, the accrued capital gains incentive fee payable was $9,788 and $9,415, respectively.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Administration Agreement: The Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 6, 2019, the Board approved the renewal of the Administration Agreement through June 20, 2020. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides clerical, bookkeeping, and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies to which the Company is required to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies, including “dead deal” expenses. Under the Administration Agreement, administrative service expenses for the three and nine months ended September 30, 2019 were $422 and $1,199, respectively, and $366 and $1,112 for the three and nine months ended September 30, 2018. As of September 30, 2019 and December 31, 2018, the accrued administrative service expense was $199 and $474, respectively.

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

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of September 30, 2019 and December 31, 2018, the Company was in compliance in all material respect with the terms of the Credit Facility.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs; such debentures have 10-year terms with the entire principal balance due at maturity and are guaranteed by the SBA. Interest on SBA debentures is payable semi-annually on March 1 and September 1. As of September 30, 2019 and December 31, 2018, approved and unused SBA debenture commitments were $17,500 and zero, respectively. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

As of September 30, 2019 and December 31, 2018, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling Date (1)	Maturity Date	Fixed Interest Rate	September 30, 2019	December 31, 2018
9/21/2011	9/1/2021	3.594%	$—	$2,000
3/21/2012	3/1/2022	3.051	—	8,000
9/19/2012	9/1/2022	2.530	—	11,000
9/19/2012	9/1/2022	3.049	—	11,500
3/27/2013	3/1/2023	3.155	—	3,000
9/24/2014	9/1/2024	3.775	1,000	1,000
3/25/2015	3/1/2025	3.321	—	5,500
3/25/2015	3/1/2025	3.277	22,500	22,500
9/23/2015	9/1/2025	3.571	16,700	16,700
3/23/2016	3/1/2026	3.267	1,500	1,500
3/23/2016	3/1/2026	3.249	21,800	21,800
9/21/2016	9/1/2026	2.793	500	500
3/29/2017	3/1/2027	3.587	10,000	10,000
9/20/2017	9/1/2027	3.260	1,000	1,000
9/20/2017	9/1/2027	3.190	33,000	33,000
3/21/2018	3/1/2028	3.859	16,000	16,000
3/21/2018	3/1/2028	3.534	15,500	15,500
9/19/2018	9/1/2028	3.895	9,500	9,500
9/19/2018	9/1/2028	4.220	1,000	1,000
9/25/2019	9/1/2029	2.377	7,500	—

Total outstanding SBA debentures			$157,500	$191,000

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.

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

On February 8, 2019, the Company closed the public offering of approximately $60,000 in aggregate principal amount of its 6.000% notes due 2024, or the “February 2024 Notes” (and collectively with the 2023 Notes, the “Public Notes”). On February 19, 2019, the underwriters exercised their option to purchase an additional $9,000 in aggregate principal of the February 2024 Notes. The total net proceeds to the Company from the February 2024 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of approximately $2,070 and estimated offering expenses of $409, were approximately $66,521.

The February 2024 Notes mature on February 15, 2024 and bear interest at a rate of 6.000%. The February 2024 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after February 15, 2021. Interest on the February 2024 Notes is payable quarterly on February 15, May 15, August 15 and November 15 of each year, beginning May 15, 2019. The February 2024 Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSZ.”

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

Interest and Financing Expenses

Interest and fees related to the Company’s debt for the three and nine months ended September 30, 2019 and 2018 which are included in interest and financing expenses on the consolidated statements of operations, were as follows:

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
	SBA debentures	Credit Facility	Public Notes	Total	SBA debentures	Credit Facility	Public Notes	Total
Stated interest expense	$1,439	$756	$1,769	$3,964	$1,796	$223	$734	$2,753
Amortization of deferred financing costs	152	84	221	457	180	76	97	353

Total interest and financing expenses	$1,591	$840	$1,990	$4,421	$1,976	$299	$831	$3,106

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
	SBA debentures	Credit Facility	Public Notes	Total	SBA debentures	Credit Facility	Public Notes	Total
Stated interest expense	$4,399	$1,631	$4,852	$10,882	$5,515	$605	$1,950	$8,070
Amortization of deferred financing costs	461	251	603	1,315	553	209	252	1,014

Total interest and financing expenses	$4,860	$1,882	$5,455	$12,197	$6,068	$814	$2,202	$9,084

Weighted average stated interest rate, period end	3.392%	5.063%	5.947%	4.602%	3.355%	5.749%	5.875%	4.067%
Unused commitment fee rate, period end	N/A	0.500%	N/A	0.500%	N/A	0.500%	N/A	0.500%

Realized Losses on Extinguishment of Debt

During the nine months ended September 30, 2019 and 2018, the Company prepaid $41,000 and $43,800 of SBA debentures, respectively, which were scheduled to mature on dates ranging from 2021 to 2025 and 2019 to 2022, respectively. As a result of the prepayments, the Company recognized realized losses on extinguishment of debt of $399 and $150, respectively, equal to the write-off of the related unamortized deferred financing costs, during the nine months ended September 30, 2019 and 2018.

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations, using the effective interest method, over the term of the respective financing instrument. Deferred financing costs related to the Credit Facility, SBA debentures, and Public Notes as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019				December 31, 2018
	SBA debentures	Credit Facility	Public Notes	Total	SBA debentures	Credit Facility	Public Notes	Total
SBA debenture commitment fees	$1,750	$—	$—	$1,750	$3,000	$—	$—	$3,000
SBA debenture leverage fees	3,820	—	—	3,820	7,276	—	—	7,276
Credit Facility upfront fees	—	2,894	—	2,894	—	1,601	—	1,601
Public Notes underwriting discounts	—	—	3,570	3,570	—	—	1,500	1,500
Public Notes debt issue costs	—	—	847	847	—	—	438	438

Total deferred financing costs	5,570	2,894	4,417	12,881	10,276	1,601	1,938	13,815
Less: accumulated amortization	(1,732)	(1,710)	(952)	(4,394)	(6,010)	(1,459)	(349)	(7,818)

Unamortized deferred financing costs	$3,838	$1,184	$3,465	$8,487	$4,266	$142	$1,589	$5,997

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures, Credit Facility and Public Notes liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of September 30, 2019 and December 31, 2018:

	September 30, 2019				December 31, 2018
	SBA debentures	Credit Facility	Public Notes	Total	SBA debentures	Credit Facility	Public Notes	Total
Outstanding debt	$157,500	$66,500	$119,000	$343,000	$191,000	$36,500	$50,000	$277,500
Less: unamortized deferred financing costs	(3,838)	(1,184)	(3,465)	(8,487)	(4,266)	(142)	(1,589)	(5,997)

Debt, net of deferred financing costs	$153,662	$65,316	$115,535	$334,513	$186,734	$36,358	$48,411	$271,503

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

As of September 30, 2019, the Company’s debt liabilities are scheduled to mature as follows (1):

	SBA	Credit	Public
Year	debentures	Facility	Notes	Total
2019	$—	$—	$—	$—
2020	—	—	—	—
2021	—	—	—	—
2022	—	—	—	—
2023	—	66,500	50,000	116,500
Thereafter	157,500	—	69,000	226,500

Total	$157,500	$66,500	$119,000	$343,000

(1)

The table above presents scheduled maturities of the Company’s outstanding debt liabilities as of a point in time pursuant to the terms of those instruments. The timing of actual repayments of outstanding debt liabilities may not ultimately correspond with the scheduled maturity dates depending on the terms of the underlying instruments and the potential for earlier prepayments.

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to portfolio companies to fund various undrawn revolving loans, other debt investments and capital commitments totaling $6,917 and $10,846 as of September 30, 2019 and December 31, 2018, respectively. Such outstanding commitments are summarized in the following table:

	September 30, 2019				December 31, 2018
	Total		Unfunded		Total		Unfunded
Portfolio Company - Investment	Commitment		Commitment		Commitment		Commitment
American AllWaste LLC (dba WasteWater Transport Services) - Delayed Draw Commitment - Term Loan-B	$—		$—		$3,000		$2,276
B&B Roadway and Security Solutions, LLC - Common Equity (Units)	—		—		133		133
FDS Avionics Corp. (dba Flight Display Systems) - Revolving Loan	250		30		250		50
French Transit, LLC - Revolving Loan	1,000		1,000		—		—
Mesa Line Services, LLC - Delayed Draw Term Loan Commitment	3,000		2,160		4,000		3,160
Rhino Assembly Company, LLC - Delayed Draw Commitment	875		875		875		875
Safety Products Group, LLC - Common Equity (Units)	2,852	(1)	2,852	(1)	2,852	(1)	2,852	(1)
UBEO, LLC - Delayed Draw Term Loan Commitment	—		—		1,500		1,500

Total	$7,977		$6,917		$12,610		$10,846

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

Legal proceedings: In the normal course of business, the Company may be subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While the outcome of any such legal proceedings cannot be predicted with certainty, the Company does not believe any such legal proceedings will have a material adverse effect on the Company’s consolidated financial statements.

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

The following table summarizes the cumulative total shares issued, net proceeds received, and weighted average offering price in public offerings of the Company’s common stock during the last two fiscal years and for the nine months ended September 30, 2019.

Period	Total Number of Shares	Total Gross Proceeds	Total Underwriting Fees and Commissions and Offering Costs	Weighted Average Offering Price
Fiscal year ended December 31, 2017	2,012,500	$33,810	$1,508	$16.80
Fiscal year ended December 31, 2018	—	$—	$—	$—
Nine months ended September 30, 2019	—	$—	$—	$—

Common Stock ATM Program

On August 21, 2014, the Company entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which the Company could sell, by means of at-the-market offerings from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50,000 (the “ATM Program”). There were no issuances of common stock under the ATM program during the last two fiscal years and for the nine months ended September 30, 2019.

Stock Repurchase Program

As described in Note 2, the Company has a Stock Repurchase Program under which the Company may acquire up to $5,000 of its outstanding common stock. The Company did not make any repurchases of common stock during the three and nine months ended September 30, 2019. During the three and nine months ended September 30, 2018, the Company repurchased zero and 44,821 shares of common stock, respectively, on the open market for zero and $582, respectively. The Company’s NAV per share increased by approximately zero and $0.01 for the three and nine months ended September 30, 2018, respectively, as a result of the share repurchases. The following table summarizes the Company’s share repurchases under the Stock Repurchase Program for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
Repurchases of Common Stock	2019	2018	2019	2018
Number of shares repurchased	—	—	—	44,821
Cost of shares repurchased, including commissions	$—	$—	$—	$582
Weighted average price per share	$—	$—	$—	$12.94
Weighted average discount to net asset value at quarter end prior to repurchases	N/A	N/A	N/A	19.4%

Refer to Note 9 for additional information regarding the issuance of shares under the DRIP.

The Company had 24,463,119 shares of common stock outstanding as of September 30, 2019 and December 31, 2018.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the last two fiscal years and for the nine months ended September 30, 2019.

						DRIP				DRIP
Date	Record	Payment	Amount	Total	Cash	Shares		DRIP		Share
Declared	Date	Date	Per Share	Distribution	Distribution	Value		Shares		Issue Price
Fiscal Year Ended December 31, 2017:
2/14/2017	3/10/2017	3/24/2017	$0.39	$8,754	$8,556	$198		11,500		$17.17
5/1/2017	6/9/2017	6/23/2017	0.39	8,758	8,582	176		10,548		16.74
7/31/2017	9/8/2017	9/22/2017	0.39	9,548	9,353	195		12,256		15.90
10/30/2017	12/20/2017	12/27/2017	0.39	9,552	9,343	209		13,659		15.30
10/30/2017 (1)	12/20/2017	12/27/2017	0.04	980	959	21		1,401		15.30

			$1.60	$37,592	$36,793	$799		49,364

Fiscal Year Ended December 31, 2018:
2/13/2018	3/9/2018	3/23/2018	$0.39	$9,558	$9,558	$—	(2)	—	(2)	—
4/30/2018	6/8/2018	6/22/2018	0.39	9,541	9,541	—	(2)	—	(2)	—
7/30/2018	9/7/2018	9/21/2018	0.39	9,540	9,540	—	(2)	—	(2)	—
10/30/2018	12/7/2018	12/21/2018	0.39	9,541	9,541	—	(2)	—	(2)	—
10/30/2018 (1)	12/7/2018	12/21/2018	0.04	978	978	—	(2)	—	(2)	—

			$1.60	$39,158	$39,158	$—		—

Nine Months Ended September 30, 2019:
1/31/2019	3/8/2019	3/22/2019	$0.39	$9,541	$9,541	$—	(2)	—	(2)	—
4/29/2019	6/7/2019	6/21/2019	0.39	9,540	9,540	—	(2)	—	(2)	—
7/29/2019	9/6/2019	9/20/2019	0.39	9,541	9,541	—	(2)	—	(2)	—

			$1.17	$28,622	$28,622	$—		—

(1)	Special dividend.
(2)

During the nine months ended September 30, 2019 and the year ended December 31, 2018, the Company directed the DRIP program plan administrator to repurchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock in lieu of issuing new shares. Accordingly, the Company purchased and reissued shares to satisfy the DRIP obligation as follows:

Fiscal Year Ended December 31, 2018:	Number of Shares Purchased and Reissued	Average Price Paid Per Share	Total Amount Paid
January 1, 2018 through March 31, 2018	16,503	$12.97	$214
April 1, 2018 through June 30, 2018	16,216	14.48	235
July 1, 2018 through September 30, 2018	16,207	14.83	240
October 1, 2018 through December 31, 2018	29,152	11.85	346

Total	78,078	$13.25	$1,035

Nine Months Ended September 30, 2019:	Number of Shares Purchased and Reissued	Average Price Paid Per Share	Total Amount Paid
January 1, 2019 through March 31, 2019	21,855	$15.25	$333
April 1, 2019 through June 30, 2019	14,067	16.23	228
July 1, 2019 through September 30, 2019	15,289	15.35	235

Total	51,211	$15.55	$796

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 10. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Per share data:
Net asset value at beginning of period	$16.47	$16.05
Net investment income (1)	1.09	0.98
Net realized gain (loss) on investments, net of tax (provision) (1)	0.35	(0.67)
Net unrealized appreciation (depreciation) on investments (1)	(0.26)	1.23
Realized losses on extinguishment of debt (1)	(0.02)	(0.01)

Total increase from investment operations (1)	1.16	1.53
Accretive (dilutive) effect of share issuances and repurchases	—	0.01
Dividends to stockholders	(1.17)	(1.17)
Other (2)	0.01	(0.01)

Net asset value at end of period	$16.47	$16.41

Market value at end of period	$14.83	$14.62

Shares outstanding at end of period	24,463,119	24,463,119
Weighted average shares outstanding during the period	24,463,119	24,474,632
Net assets at end of period	$402,832	$401,522
Average net assets (7)	$402,278	$397,304
Ratios to average net assets:
Total expenses (3)(5)(10)	10.3%	10.1%
Net investment income (3)(6)	8.8%	8.0%
Total return based on market value (4)	34.0%	1.9%
Total return based on net asset value (9)	7.0%	9.5%
Portfolio turnover ratio (3)	19.2%	19.3%
Supplemental Data:
Average debt outstanding (8)	$307,625	$270,075
Average debt per share (1)	$12.58	$11.03

(1)	Weighted average per share data.
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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Nine Months Ended September 30,
Ratio to average net assets:	2019	2018
Expenses other than incentive fee (3)	8.2%	7.0%
Incentive fee (3)	2.1%	3.1%

Total expenses (3)(5)	10.3%	10.1%

Note 11. Subsequent Events

On October 1, 2019, the Company exited its debt and equity investments in Simplex Manufacturing Co. The Company received payment in full of $4,050 on its subordinated debt investment. The Company sold its warrant investment for a realized gain of approximately $2,933.

On October 11, 2019, the Company invested $6,000 in first lien debt and common equity of Haematologic Technologies, Inc., a leading provider of biologic products and GMP compliant assay development and testing services to the biopharmaceutical industry.

On October 16, 2019, the Company closed the public offering of approximately $55,000 in aggregate principal amount of its 5.375% notes due 2024, or the “November 2024 Notes.” On October 23, 2019, the underwriters exercised their option to purchase an additional $8,250 in aggregate principal of the November 2024 Notes. The total net proceeds to the Company from the November 2024 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of approximately $1,898 and estimated offering expenses of $400, were approximately $60,953.

The November 2024 Notes will mature on November 1, 2024 and bear interest at a rate of 5.375%. The November 2024 Notes are unsecured obligations and rank pari passu with the Company’s future unsecured indebtedness, including the Company’s Public Notes; effectively subordinated to all of the Company’s existing and future secured indebtedness; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, financing vehicles, or similar facilities the Company may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. The November 2024 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after November 1, 2021. Interest on the November 2024 Notes is payable quarterly on February 1, May 1, August 1 and November 1 of each year, beginning February 1, 2020. The November 2024 Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSG.” The Company may from time to time repurchase November 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of October 29, 2019, the outstanding principal balance of the November 2024 Notes was approximately $63,250.

The indenture governing the November 2024 Notes, or the “Indenture,” contains certain covenants, including certain covenants requiring the Company (i) to comply with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by such provisions of Section 61(a) of the 1940 Act, as may be applicable to the Company from time to time or any successor provisions, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC; (ii) to comply, under certain circumstances, with a modified version of the requirements set forth in Section 18(a)(1)(B) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to the Company from time to time or any successor provisions, whether or not the Company continues to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of our capital stock (except to the extent necessary for the Company to maintain its treatment as a “regulated investment company” under Subchapter M of the Internal Revenue Code), or purchasing any such capital stock, if the Company’ asset coverage, as defined in the 1940 Act, were below 200% (or 150% on and after April 29, 2020) at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; (iii) to provide financial information to the holders of the November 2024 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended; and (iv) to use its reasonable best efforts to effect, within 30 days of issuance and delivery of the November 2024 Notes, the listing of the November 2024 Notes on the Nasdaq Stock Market LLC and to maintain the listing of the November 2024 Notes on the Nasdaq Stock Market LLC or another national securities exchange. These covenants are subject to important limitations and exceptions that are described in the Indenture.

On October 29, 2019, the Board declared a regular quarterly dividend of $0.39 per share payable on December 20, 2019 to stockholders of record as of December 6, 2019. In addition, the Board declared a special dividend of $0.04 per share payable on December 20, 2019 to stockholders of record as of December 6, 2019.

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

Fund I, Fund II and Fund III received their SBIC licenses on October 22, 2007, May 28, 2013, and March 21, 2019, respectively. We plan to continue to operate the Funds as SBICs, subject to SBA approval, and to utilize the proceeds of the sale of SBA-guaranteed debentures to enhance returns to our stockholders. As of September 9, 2019, Fund I has completed a wind-down plan and has relinquished its SBIC license and can no longer issue additional SBA debentures. We have also made, and continue to make, investments directly through FIC. We believe that utilizing FIC and the Funds as investment vehicles provides us with access to a broader array of investment opportunities.

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

Portfolio Composition, Investment Activity and Yield

During the nine months ended September 30, 2019 and 2018, we invested $175.5 million and $144.6 million, respectively, in debt and equity investments including 10 and 12 new portfolio companies, respectively. During the nine months ended September 30, 2019 and 2018, we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $98.8 million and $92.1 million, respectively, including exits of seven and nine portfolio companies, respectively. The following table summarizes investment purchases and sales and repayments of investments by type for the nine months ended September 30, 2019 and 2018 (dollars in millions).

	Purchases of Investments				Sales and Repayments of Investments
	2019		2018		2019		2018
Second Lien Debt	$43.4	24.8%	$104.0	71.9%	$39.5	39.9%	$49.9	54.2%
Subordinated Debt	70.0	39.9	13.9	9.7	32.0	32.4	30.1	32.7
First Lien Debt	55.2	31.4	18.7	12.9	13.4	13.6	1.3	1.4
Equity	6.9	3.9	8.0	5.5	13.9	14.1	10.5	11.4
Warrants	—	—	—	—	—	—	0.3	0.3
Royalty Rights	—	—	—	—	—	—	—	—

Total	$175.5	100.0%	$144.6	100.0%	$98.8	100.0%	$92.1	100.0%

As of September 30, 2019, the fair value of our investment portfolio totaled $729.4 million and consisted of 62 active portfolio companies and four portfolio companies that have sold their underlying operations. As of September 30, 2019, 14 portfolio companies’ debt investments bore interest at a variable rate, which represented $152.8 million, or 25.4%, of our debt investment portfolio on a fair value basis, and the remainder of our debt investment portfolio was comprised of fixed rate investments. Overall, the portfolio had net unrealized appreciation of $37.9 million as of September 30, 2019. As of September 30, 2019, our average active portfolio company investment at amortized cost was $11.1 million, which excludes investments in the four portfolio companies that have sold their underlying operations.

As of December 31, 2018, the fair value of our investment portfolio totaled $643.0 million and consisted of 60 active portfolio companies and three portfolio companies that have sold their underlying operations. As of December 31, 2018, seven portfolio companies’ debt investments bore interest at a variable rate, which represented $75.9 million, or 14.5%, of our debt investment portfolio on a fair value basis, and the remainder of our debt investment portfolio was comprised of fixed rate investments. Overall, the portfolio had net unrealized appreciation of $44.2 million as of December 31, 2018. As of December 31, 2018, our average active portfolio company investment at amortized cost was $10.0 million, which excludes investments in the three portfolio companies that have sold their underlying operations.

The weighted average yield on debt investments as of September 30, 2019 and December 31, 2018 was 12.3% and 12.6%, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of September 30, 2019 and December 31, 2018, respectively, including the accretion of OID and debt investment origination fees, but excluding investments on non-accrual status, if any.

The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments (dollars in millions):

	Fair Value				Cost
	September 30,		December 31,		September 30,		December 31,
	2019		2018		2019		2018
Second Lien Debt	$377.9	51.7%	$366.5	57.0%	$391.1	56.6%	$380.0	63.5%
Subordinated Debt	144.7	19.9	104.3	16.2	144.6	20.9	105.9	17.7
First Lien Debt	80.0	11.0	51.8	8.1	93.3	13.5	52.2	8.7
Equity	114.0	15.6	106.7	16.6	55.5	8.0	53.5	8.9
Warrants	12.8	1.8	13.7	2.1	7.0	1.0	7.0	1.2
Royalty Rights	—	—	—	—	—	—	0.2	—

Total	$729.4	100.0%	$643.0	100.0%	$691.5	100.0%	$598.8	100.0%

All investments made by us as of September 30, 2019 and December 31, 2018 were made in portfolio companies headquartered in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	September 30,		December 31,		September 30,		December 31,
	2019		2018		2019		2018
Midwest	$177.4	24.4%	$161.1	25.1%	$158.2	22.9%	$152.6	25.5%
Southeast	149.5	20.5	176.8	27.5	143.7	20.8	155.3	25.9
Northeast	150.5	20.6	89.7	13.9	145.2	21.0	84.2	14.1
West	86.4	11.8	62.8	9.8	81.7	11.8	54.5	9.1
Southwest	165.6	22.7	152.6	23.7	162.7	23.5	152.2	25.4

Total	$729.4	100.0%	$643.0	100.0%	$691.5	100.0%	$598.8	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value				Cost
	September 30,		December 31,		September 30,		December 31,
	2019		2018		2019		2018
Specialty Distribution	16.3%		13.4%		17.1%		14.1%
Information Technology Services	12.3		8.5		12.2		8.5
Business Services	11.5		9.7		12.1		10.3
Healthcare Products	8.1		4.8		5.8		3.2
Aerospace & Defense Manufacturing	5.1		5.8		4.5		6.0
Healthcare Services	5.1		7.8		7.0		7.7
Oil & Gas Services	5.0		6.4		0.9		1.7
Vending Equipment Manufacturing	4.8		4.6		5.2		5.2
Transportation Services	4.7		5.2		4.7		5.4
Component Manufacturing	4.0		7.9		4.5		8.9
Promotional Products	3.6		4.1		3.6		4.2
Retail	3.5		2.4		3.8		2.7
Consumer Products	3.2		2.3		3.4		2.6
Environmental Industries	2.5		1.9		2.6		2.0
Utilities: Services	2.5		1.7		2.6		1.7
Industrial Cleaning & Coatings	2.2		4.1		2.3		4.7
Packaging	2.0		2.2		2.1		2.4
Building Products Manufacturing	1.8		3.8		3.4		5.1
Utility Equipment Manufacturing	1.0		2.4		1.2		2.5
Oil & Gas Distribution	0.8		1.0		0.9		1.0
Capital Equipment Manufacturing	0.0	(1)	0.0	(1)	0.0	(1)	0.0	(1)
Restaurants	0.0	(1)	0.0	(1)	0.1		0.1
Specialty Chemicals	0.0	(1)	0.0	(1)	0.0	(1)	0.0	(1)

Total	100.0%		100.0%		100.0%		100.0%

(1)	Percentage is less than 0.1% of respective total.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of September 30, 2019 and December 31, 2018 (dollars in millions):

	Fair Value				Cost
	September 30,		December 31,		September 30,		December 31,
Investment Rating	2019		2018		2019		2018
1	$112.8	15.5%	$123.8	19.2%	$46.8	6.8%	$63.7	10.7%
2	547.2	75.0	403.1	62.7	541.2	78.3	396.2	66.2
3	63.9	8.8	94.3	14.7	68.5	9.9	101.4	16.9
4	5.4	0.7	21.3	3.3	18.2	2.6	33.2	5.5
5	0.1	—	0.5	0.1	16.8	2.4	4.3	0.7

Total	$729.4	100.0%	$643.0	100.0%	$691.5	100.0%	$598.8	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of September 30, 2019 and December 31, 2018 was 1.9 and 2.0, respectively, on a fair value basis and 2.2 and 2.2, respectively, on a cost basis.

Non-Accrual

As of September 30, 2019 and December 31, 2018, we had debt investments in two portfolio companies on non-accrual status, respectively (dollars in millions):

	September 30, 2019				December 31, 2018
	Fair				Fair
Portfolio Company	Value		Cost		Value		Cost
K2 Industrial Services, Inc.	$—	(1)	$—	(1)	$13.2		$14.3
Oaktree Medical Centre, P.C. (dba Pain Management Associates)	—		13.8		—	(2)	—	(2)
US GreenFiber, LLC	9.1		19.0		7.6		15.3

Total	$9.1		$32.8		$20.8		$29.6

(1)	Portfolio company was no longer held at period end. Interest earned while on non-accrual was paid in full at exit.
(2)	Portfolio company debt investments were not on non-accrual status at period end.

Discussion and Analysis of Results of Operations

Comparison of three and nine months ended September 30, 2019 and 2018

Investment Income

Below is a summary of the changes in total investment income for the three months ended September 30, 2019 as compared to the same period in 2018 (dollars in millions):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change (1)(2)
Interest income	$16.1	$15.4	$0.7	4.7%
Payment-in-kind interest income	2.3	1.5	0.8	48.7%
Dividend income	—	0.4	(0.4)	(110.6%)
Fee income	0.8	0.6	0.2	48.4%
Interest on idle funds and other income	—	—	—	NM

Total investment income	$19.2	$17.9	$1.3	7.4%

(1)	NM = Not meaningful
(2)	Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended September 30, 2019, total investment income was $19.2 million, an increase of $1.3 million, or 7.4%, from the $17.9 million of total investment income for the three months ended September 30, 2018. As reflected in the table above, changes across periods are primarily attributable to the following:

•

$1.5 million increase in total interest income (including payment-in-kind interest income) resulting from higher average debt investment balances outstanding, partially offset by a small decrease in weighted average debt yield, during 2019 as compared to 2018.

•	$0.2 million increase in fee income resulting from an increase in structuring fees on new investments, during 2019 as compared to 2018.

•	$(0.4) million decrease in dividend income, during 2019 as compared to 2018, due to decreased levels of distributions received from equity investments.

Below is a summary of the changes in total investment income for the nine months ended September 30, 2019 as compared to the same period in 2018 (dollars in millions):

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change (1)(2)
Interest income	$45.2	$45.8	$(0.6)	(1.3%)
Payment-in-kind interest income	7.8	4.5	3.3	73.3%
Dividend income	0.9	1.0	(0.1)	(10.3%)
Fee income	3.6	2.8	0.8	27.3%
Interest on idle funds and other income	0.1	0.1	—	NM

Total investment income	$57.6	$54.2	$3.4	6.2%

(1)	NM = Not meaningful
(2)	Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the nine months ended September 30, 2019, total investment income was $57.6 million, an increase of $3.4 million or 6.2%, from the $54.2 million of total investment income for the nine months ended September 30, 2018. As reflected in the table above, the increase is primarily attributable to the following:

•

$2.7 million increase in total interest income (including payment-in-kind interest income) resulting from higher average debt investment balances outstanding, partially offset by a small decrease in weighted average debt yield, during 2019 as compared to 2018.

•

$0.8 million increase in fee income resulting from an increase in structuring fees due to a comparative increase in new investments and an increase in prepayment fee income, during 2019 as compared to 2018.

•	$(0.1) million decrease in dividend income, during 2019 as compared to 2018, due to decreased levels of distributions received from equity investments.

Expenses

Below is a summary of the changes in total expenses, including income tax provision, for the three months ended September 30, 2019 as compared to the same period in 2018 (dollars in millions):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change (1)(2)
Interest and financing expenses	$4.4	$3.1	$1.3	42.3%
Base management fee	3.2	2.9	0.3	8.4%
Incentive fee - income	2.2	2.2	—	NM
Incentive fee - capital gains	1.3	1.5	(0.2)	(10.7%)
Administrative service expenses	0.4	0.4	—	NM
Professional fees	0.2	0.2	—	NM
Other general and administrative expenses	0.2	0.3	(0.1)	(7.1%)

Total expenses, before income tax provision	11.9	10.6	1.3	12.9%
Income tax provision (benefit)	(0.1)	(0.2)	0.1	NM

Total expenses, including income tax provision	$11.8	$10.4	$1.4	13.9%

(1)	NM = Not meaningful
(2)	Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended September 30, 2019, total expenses, including income tax provision, were $11.8 million, an increase of $1.4 million, or 13.9%, from the $10.4 million of total expenses, including income tax provision, for the three months ended September 30, 2018. As reflected in the table above, the increase is primarily attributable to the following:

•

$1.3 million increase in interest and financing expenses due to an increase in average borrowings outstanding and an increase in weighted average interest rate on borrowings during 2019 as compared to 2018.

•	$0.3 million increase in base management fee due to higher average total assets during 2019 as compared to 2018.

•

$(0.2) million decrease in the capital gains incentive fee due to a $(0.8) million change in net gain (loss) on investments (net realized gains (losses), plus net change in unrealized appreciation (depreciation) on investments, plus realized losses on extinguishment of debt) during 2019, as compared to the same period in 2018.

Below is a summary of the changes in total expenses, including income tax provision, for the nine months ended September 30, 2019 as compared to the same period in 2018 (dollars in millions):

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change (1)(2)
Interest and financing expenses	$12.2	$9.1	$3.1	34.3%
Base management fee	9.1	8.4	0.7	7.4%
Incentive fee - income	5.9	6.6	(0.7)	(10.3%)
Incentive fee - capital gains	0.4	2.7	(2.3)	(86.3%)
Administrative service expenses	1.2	1.1	0.1	7.8%
Professional fees	1.2	1.0	0.2	19.2%
Other general and administrative expenses	1.0	1.3	(0.3)	(15.4%)

Total expenses, before income tax provision	31.0	30.2	0.8	2.6%
Income tax provision (benefit)	—	0.1	(0.1)	(189.3%)

Total expenses, including income tax provision	$31.0	$30.3	$0.7	2.5%

(1)	NM = Not meaningful
(2)	Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the nine months ended September 30, 2019, total expenses, including income tax provision, were $31.0 million, an increase of $0.7 million, or 2.5%, from the $30.3 million of total expenses, including income tax provision, for the nine months ended September 30, 2018. As reflected in the table above, the increase is primarily attributable to the following:

•

$3.1 million increase in interest and financing expenses due to an increase in average borrowings outstanding and an increase in weighted average interest rate on borrowings during 2019 as compared to 2018.

•	$0.7 million increase in base management fee due to higher average total assets during 2019 as compared to 2018.

•	$0.2 million increase in professional fees due to increased legal, audit and tax compliance costs during 2019 as compared to 2018.

•

$(2.3) million decrease in the capital gains incentive fee due to a $(11.6) million change in net gain (loss) on investments (net realized gains (losses) plus net change in unrealized appreciation (depreciation) on investments) during 2019, as compared to the same period in 2018.

•

$(0.7) million decrease in the income incentive fee due to a $(0.4) million decrease in pre-incentive fee net investment income, during 2019 as compared to the same period in 2018, and the Q2 2019 fee amount not exceeding the 2.5% hurdle rate.

•

$(0.3) million decrease in other general and administrative expenses during 2019, as 2018 included a non-recurring write-off of deferred equity offering costs related to our previous Form N-2 registration statement.

Net Investment Income

Net investment income decreased by $(0.1) million, or (1.6)%, to $7.4 million during the three months ended September 30, 2019 as compared to the same period in 2018, as a result of the $1.3 million increase in total investment income and more than offset by the increase in total expenses, including income tax provision, of $1.4 million.

Net investment income increased by $2.6 million, or 11.0%, to $26.6 million during the nine months ended September 30, 2019 as compared to the same period in 2018, as a result of the $3.4 million increase in total investment income and partially offset by the increase in total expenses, including income tax provision, of $0.7 million.

Net Gain (Loss) on Investments

For the three and nine months ended September 30, 2019, the total net realized gain (loss) on investments, before income tax provision on realized gains, was $10.5 million and $8.8 million, respectively. Income tax (provision) benefit from realized gains on investments was $0.1 and $(0.2) million for the three and nine months ended September 30, 2019, respectively. Significant realized gains (losses) for the three and nine months ended September 30, 2019 are summarized below (dollars in millions):

		Period Ended September 30, 2019
Portfolio Company	Realization Event (1)	Three Months	Nine Months
The Wolf Organization, LLC	Exit of portfolio company	$3.9	$3.9
Vanguard Dealer Services, L.L.C.	Sale of portfolio company	3.7	3.7
New Era Technology, Inc.	Exit of portfolio company	3.1	3.1
Other		—	0.2
Malabar International	Escrow distribution	—	0.1
inthinc Technology Solutions, Inc.	Exit of portfolio company	(0.2)	(0.2)
Trantech Radiator Products, Inc.	Exit of portfolio company	—	(0.3)
Consolidated Infrastructure Group Holdings, LP	Exit of portfolio company	—	(0.4)
K2 Industrial Services, Inc.	Exit of portfolio company	—	(1.3)

Net realized gain (loss) on investments		10.5	8.8
Income tax (provision) benefit from realized gains on investments		0.1	(0.2)

Net realized gain (loss), net of income tax provision, on investments		$10.6	$8.6

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

For the three and nine months ended September 30, 2018, the total net realized gain (loss) on investments, before income tax provision on realized gains, was $(7.2) million and $(15.2) million, respectively. Income tax (provision) benefit from realized gains on investments was $0.3 and $(1.4) million for the three and nine months ended September 30, 2018, respectively. Significant realized gains (losses) for the three and nine months ended September 30, 2018 are summarized below (dollars in millions):

		Period Ended September 30, 2018
Portfolio Company	Realization Event (1)	Three Months	Nine Months
World Wide Packaging, LLC	Exit of portfolio company	$0.2	$7.0
Malabar International	Escrow distribution	—	0.3
Worldwide Express Operations, LLC	Distributions tax character true-up	—	0.2
Ice House America, LLC	Exit of portfolio company	0.1	0.1
Other		—	0.1
IOS Acquisitions, Inc.	Exit of portfolio company	—	(0.1)
Inflexxion, Inc.	Exit of portfolio company	(0.1)	(6.5)
Cavallo Bus Lines Holdings, LLC	Exit of portfolio company	(7.4)	(7.4)
Six Month Smiles Holdings, Inc.	Exit of portfolio company	—	(8.9)

Net realized gain (loss) on investments		(7.2)	(15.2)
Income tax (provision) benefit from realized gains on investments		0.3	(1.4)

Net realized gain (loss), net of income tax provision, on investments		$(6.9)	$(16.6)

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

During the three and nine months ended September 30, 2019 and 2018, we recorded a net change in unrealized appreciation (depreciation) on investments attributable to the following (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Unrealized Appreciation (Depreciation)	2019	2018	2019	2018
Exit, sale or restructuring of investments	$(6.5)	$5.4	$(4.2)	$14.7
Fair value adjustments to debt investments	2.5	(5.9)	(11.2)	(16.7)
Fair value adjustments to equity investments	0.2	14.7	9.1	32.2

Net change in unrealized appreciation (depreciation)	$(3.8)	$14.2	$(6.3)	$30.2

Net Increase in Net Assets Resulting From Operations

Net increase in net assets resulting from operations during the three months ended September 30, 2019 and 2018 was $13.9 million and $14.8 million, respectively, as a result of the events described above.

Net increase in net assets resulting from operations during the nine months ended September 30, 2019 and 2018 was $28.5 million and $37.5 million, respectively, as a result of the events described above.

Liquidity and Capital Resources

As of September 30, 2019, we had $17.5 million in cash and cash equivalents and our net assets totaled $402.8 million. We believe that our current cash and cash equivalents on hand, our continued access to SBA-guaranteed debentures, our Credit Facility and our anticipated cash flows from investments will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of securities (including the “at-the-market” program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. During the nine months ended September 30, 2019, we repaid $41.0 million of SBA debentures which would have matured during the period September 1, 2021 through March 1, 2025. Our remaining outstanding SBA debentures continue to mature in 2024 and subsequent years through 2029, which will require repayment on or before the respective maturity dates.

Cash Flows

For the nine months ended September 30, 2019, we experienced a net decrease in cash and cash equivalents in the amount of $24.5 million. During that period, we used $57.2 million of cash for operating activities, which included the funding of $175.5 million of investments, which were partially offset by proceeds received from sales and repayments of investments of $98.8 million. During the same period, we received proceeds from the issuances of SBA debentures of $7.5 million, proceeds from the issuance of our Public Notes of $69.0 million, and proceeds from net borrowings under our Credit Facility of $30.0 million; which were partially offset by repayments of SBA debentures of $41.0 million, cash dividends paid to stockholders of $28.6 million, and the payment of deferred financing costs related to our debt financings of $4.2 million.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of additional debt and equity capital.

SBA debentures

The Funds are licensed SBICs, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $175.0 million, whichever is less. For three or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of September 30, 2019, Fund I, Fund II and Fund III had zero, $150.0 million and $7.5 million of outstanding SBA debentures, respectively. As of September 9, 2019, Fund I has completed a wind-down plan, relinquished its SBIC license and can no longer issue additional SBA debentures. Subject to SBA regulatory requirements and approval, Fund III may access up to $167.5 million of additional SBA debentures under the SBIC debenture program. For more information on the SBA debentures, please refer to Note 6 to our consolidated financial statements.

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

We have made customary representations and warranties and we are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of September 30, 2019, we were in compliance with all covenants of the Credit Facility and there were $66.5 million of borrowings outstanding under the Credit Facility.

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

The 2023 Notes will mature on February 1, 2023 and bear interest at a rate of 5.875%. The 2023 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after February 1, 2020. Interest on the 2023 Notes is payable quarterly on February 1, May 1, August 1 and November 1 of each year. The 2023 Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSL.” As of September 30, 2019, the outstanding principal balance of the 2023 Notes was $50.0 million.

On February 8, 2019, we closed the public offering of approximately $60.0 million in aggregate principal amount of our 6.000% notes due 2024, or the “February 2024 Notes” (and collectively with the 2023 Notes, the “Public Notes”). On February 19, 2019, the underwriters exercised their option to purchase an additional $9.0 million in aggregate principal of the February 2024 Notes. The total net proceeds to us from the February 2024 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of approximately $2.1 million and estimated offering expenses of $0.4 million, were approximately $66.5 million.

The February 2024 Notes will mature on February 15, 2024 and bear interest at a rate of 6.000%. The February 2024 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after February 15, 2021. Interest on the February 2024 Notes is payable quarterly on February 15, May 15, August 15 and November 15 of each year, beginning May 15, 2019. The February 2024 Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSZ.” As of September 30, 2019, the outstanding principal balance of the February 2024 Notes was $69.0 million.

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

As of September 30, 2019, the weighted average stated interest rates for our SBA debentures, the Public Notes and the Credit Facility were 3.392%, 5.947% and 5.063%, respectively. As of September 30, 2019, we had $33.5 million of unutilized commitment under our Credit Facility, and we were subject to a 0.500% fee on such amount. As of September 30, 2019, the weighted average stated interest rate on total debt outstanding was 4.602%.

As a BDC, we are generally required to meet an asset coverage ratio of at least 200.0% (defined as the ratio which the value of our consolidated total assets, less all consolidated liabilities and indebtedness not represented by senior securities, bears to the aggregate amount of senior securities representing indebtedness), which includes borrowings and any preferred stock we may issue in the future. This requirement limits the amount that we may borrow. We have received exemptive relief from the U.S. Securities and Exchange Commission (“SEC”) to allow us to exclude any indebtedness guaranteed by the SBA and issued by the Funds from the 200.0% asset coverage requirements, which, in turn, will enable us to fund more investments with debt capital. Recent legislation, however, modifies the required minimum asset coverage ratio from 200.0% to 150.0%, if certain requirements are met. Under the legislation, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective after the one-year anniversary of such approval.

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

Stock Repurchase Program

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 29, 2019, the Board extended the Stock Repurchase Program through December 31, 2020, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and we cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. We did not make any repurchases of common stock during the three and nine months ended September 30, 2019. During the three and nine months ended September 30, 2018, we repurchased zero and 44,821 shares of common stock, respectively, on the open market for zero and $0.6 million, respectively. Refer to Note 8 to our consolidated financial statements for additional information concerning stock repurchases.

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

•

our board of directors engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result it is not in our stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where we determine that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. Our board of directors consulted with the independent valuation firm(s) in arriving at our determination of fair value for 13 and 16 of our portfolio company investments representing 26.8% and 36.0% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended September 30, 2019 and December 31, 2018, respectively) as of September 30, 2019 and December 31, 2018, respectively;

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. We had off-balance sheet arrangements consisting of outstanding commitments to fund various undrawn revolving loans, other debt investments and capital commitments totaling $6.9 million and $10.9 million as of September 30, 2019 and December 31, 2018, respectively. Such outstanding commitments are summarized in the following table (dollars in millions):

	September 30, 2019				December 31, 2018
	Total		Unfunded		Total		Unfunded
Portfolio Company - Investment	Commitment		Commitment		Commitment		Commitment
American AllWaste LLC (dba WasteWater Transport Services) - Delayed Draw Commitment - Term Loan-B	$—		$—		$3.0		$2.3
B&B Roadway and Security Solutions, LLC - Common Equity (Units)	—		—		0.1		0.1
FDS Avionics Corp. (dba Flight Display Systems) - Revolving Loan	0.2		—		0.2		0.1
French Transit, LLC - Revolving Loan	1.0		1.0		—		—
Mesa Line Services, LLC - Delayed Draw Term Loan Commitment	3.0		2.1		4.0		3.1
Rhino Assembly Company, LLC - Delayed Draw Commitment	0.9		0.9		0.9		0.9
Safety Products Group, LLC - Common Equity (Units)	2.9	(1)	2.9	(1)	2.9	(1)	2.9	(1)
UBEO, LLC - Delayed Draw Term Loan Commitment	—		—		1.5		1.5

Total	$8.0		$6.9		$12.6		$10.9

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

Recent Developments

On October 1, 2019, we exited our debt and equity investments in Simplex Manufacturing Co. We received payment in full of $4.1 million on our subordinated debt investment. We sold our warrant investment for a realized gain of approximately $2.9 million.

On October 11, 2019, we invested $6.0 million in first lien debt and common equity of Haematologic Technologies, Inc., a leading provider of biologic products and GMP compliant assay development and testing services to the biopharmaceutical industry.

On October 16, 2019, we closed the public offering of approximately $55.0 million in aggregate principal amount of our 5.375% notes due 2024, or the “November 2024 Notes.” On October 23, 2019, the underwriters exercised their option to purchase an additional $8.3 million in aggregate principal of the November 2024 Notes. The total net proceeds to us from the November 2024 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of approximately $1.9 million and estimated offering expenses of $0.4 million, were approximately $61.0 million.

The November 2024 Notes will mature on November 1, 2024 and bear interest at a rate of 5.375%. The November 2024 Notes are unsecured obligations and rank pari passu with our future unsecured indebtedness, including our outstanding Public Notes; effectively subordinated to all of our existing and future secured indebtedness; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities we may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. The November 2024 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after November 1, 2021. Interest on the November 2024 Notes is payable quarterly on February 1, May 1, August 1 and November 1 of each year, beginning February 1, 2020. The November 2024 Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSG.” We may from time to time repurchase the November 2024 Notes in accordance with the 1940 Act and the rules promulgated thereunder. As of October 29, 2019, the outstanding principal balance of the November 2024 Notes was approximately $63.3 million.

The indenture governing the November 2024 Notes, or the “Indenture,” contains certain covenants, including certain covenants requiring the Company (i) to comply with the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by such provisions of Section 61(a) of the 1940 Act, as may be applicable to the Company from time to time or any successor provisions, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC; (ii) to comply, under certain circumstances, with a modified version of the requirements set forth in Section 18(a)(1)(B) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to the Company from time to time or any successor provisions, whether or not the Company continues to be subject to such provisions of the 1940 Act, prohibiting the declaration of any cash dividend or distribution upon any class of our capital stock (except to the extent necessary for the Company to maintain its treatment as a “regulated investment company” under Subchapter M of the Internal Revenue Code), or purchasing any such capital stock, if the Company’ asset coverage, as defined in the 1940 Act, were below 200% (or 150% on and after April 29, 2020) at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution, or purchase; (iii) to provide financial information to the holders of the November 2024 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended; and (iv) to use its reasonable best efforts to effect, within 30 days of issuance and delivery of the November 2024 Notes, the listing of the November 2024 Notes on the Nasdaq Stock Market LLC and to maintain the listing of the November 2024 Notes on the Nasdaq Stock Market LLC or another national securities exchange. These covenants are subject to important limitations and exceptions that are described in the Indenture.

On October 29, 2019, our Board declared a regular quarterly dividend of $0.39 per share payable on December 20, 2019 to stockholders of record as of December 6, 2019. In addition, our Board declared a special dividend of $0.04 per share payable on December 20, 2019 to stockholders of record as of December 6, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. As of September 30, 2019 and December 31, 2018, 14 and seven portfolio company’s debt investments, respectively, bore interest at a variable rate, which represented $152.8 million and $75.9 million of our portfolio on a fair value basis, respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Our pooled SBA debentures and our Public Notes bear interest at fixed rates. Our Credit Facility bears interest, at our election, at a rate per annum equal to (a) 3.00% (or 2.75% if certain conditions are satisfied, including if (x) no equity interests are included in the borrowing base, (y) the contribution to the borrowing base of eligible portfolio investments that are performing first lien bank loans is greater than or equal to 35%, and (z) the contribution to the borrowing base of eligible portfolio investments that are performing first lien bank loans, performing last out loans, or performing second lien loans is greater than or equal to 60%) plus the one, two, three or six month LIBOR rate, as applicable, or (b) 2.00% (or 1.75% if the above conditions are satisfied) plus the highest of (A) a prime rate, (B) the Federal Funds rate plus 0.5%, (C) three month LIBOR plus 1.0%, and (D) zero.

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

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of September 30, 2019 (dollars in millions):

Basis Point Increase (Decrease)	Interest Income Increase (Decrease) (1)	Interest Expense Increase (Decrease) (3)	Net Increase (Decrease)	Net Investment Income (2)
(200)	$(1.0)	$(1.3)	$0.3	$0.2
(150)	(0.9)	(1.0)	0.1	0.1
(100)	(0.8)	(0.6)	(0.2)	(0.2)
(50)	(0.5)	(0.3)	(0.2)	(0.2)
50	0.8	0.4	0.4	0.3
100	1.5	0.7	0.8	0.6
150	2.3	1.0	1.3	1.0
200	3.1	1.4	1.7	1.4
250	3.8	1.7	2.1	1.7
300	4.6	2.0	2.6	2.1

(1)	Certain of our variable rate debt investments have a LIBOR interest rate floor, which lessens the impact of decreases in interest rates.
(2)	Includes the impact of income incentive fee at 20.0% on net increase (decrease) in net interest.

Item 4.	Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes relating to the LIBOR calculation process may adversely affect the value of the LIBOR-indexed, floating rate debt securities in our portfolio.

On July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit the London Interbank Offered Rate (“LIBOR”) after 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain.

We typically use LIBOR as a reference rate in variable rate loans we extend to portfolio companies such that the interest due to us pursuant to a loan extended to a portfolio company is calculated using LIBOR plus a margin rate. As of September 30, 2019, we had a total of $147.4 million principal balance, or 23.3% of the principal balance of our debt investment portfolio, in such LIBOR-linked debt investments with maturity dates extending beyond December 31, 2021. If LIBOR ceases to exist, we may need to renegotiate these debt investments with maturity dates extending beyond 2021 to replace LIBOR with the new standard that is established in its place or another pricing method, which could have an adverse effect on our ability to receive attractive returns. In addition, borrowings under our Credit Facility, which is currently set to mature on April 24, 2023, bear interest at LIBOR plus a margin rate. As a result, if LIBOR ceases to exist after December 31, 2021, we may need to renegotiate the interest-rate provisions in the Credit Facility to replace LIBOR with the new standard that is established in its place or another pricing method.

Given the current uncertainties over LIBOR’s discontinuation and the replacement alternatives, it is not possible at this time to predict the effect of any such changes, any establishment of alternative reference rates, or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere, including any impact on our LIBOR-linked debt investments that mature after December 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 29, 2019, the Board extended the Stock Repurchase Program through December 31, 2020, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and we cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time.

During the three and nine months ended September 30, 2019, we did not make any repurchases of common stock under the Stock Repurchase Program. The following table provides information regarding such repurchases of our common stock (dollars in millions, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Stock Repurchase Program
January 1, 2019 through January 31, 2019	—	$—	—	$4.4
February 1, 2019 through February 28, 2019	—	—	—	4.4
March 1, 2019 through March 31, 2019	—	—	—	4.4
April 1, 2019 through April 30, 2019	—	—	—	4.4
May 1, 2019 through May 31, 2019	—	—	—	4.4
June 1, 2019 through June 30, 2019	—	—	—	4.4
July 1, 2019 through July 31, 2019	—	—	—	4.4
August 1, 2019 through August 31, 2019	—	—	—	4.4
September 1, 2019 through September 30, 2019	—	—	—	4.4

Total	—	$—	—

(1)

Excludes shares purchased on the open market and reissued in order to satisfy the dividend reinvestment plan (“DRIP”) obligation to deliver shares of common stock in lieu of issuing new shares. During the nine months ended September 30, 2019, we purchased and reissued shares of common stock to satisfy the DRIP obligation as follows:

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Period	and Reissued	Per Share	Amount Paid
March 1, 2019 through March 31, 2019	21,855	$15.25	$0.3
June 1, 2019 through June 30, 2019	14,067	16.23	0.3
September 1, 2019 through September 30, 2019	15,289	15.35	0.2

Total	51,211	$15.55	$0.8

Refer to Note 8 to our consolidated financial statements for additional information concerning stock repurchases under our Stock Repurchase Program.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Number	Exhibit

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDUS INVESTMENT CORPORATION

Date: October 31, 2019	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2019	/s/ SHELBY E. SHERARD
Shelby E. Sherard
Chief Financial Officer (Principal Financial and Accounting Officer)