Form 10-K
period 2019-12-31
FIDUS INVESTMENT Corp
filed 2020-02-27
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of common stock held by non-affiliates of the registrant on June 28, 2019 based on the closing price on that date of $15.95 on the NASDAQ Global Select Market was $385,290,130. For the purpose of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 24,463,119 shares of the registrant’s common stock outstanding as of February 25, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2020 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2019.

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

•

the risks, uncertainties and other factors we identify in Item 1A. – Risk Factors contained in this Annual Report on Form 10-K for the year ended December 31, 2019 and in our other filings with the SEC.

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

Item 1. Business.

GENERAL

Fidus Investment Corporation, a Maryland Corporation, operates as an externally managed business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). FIC completed its initial public offering, or IPO, in June 2011. In addition, FIC has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2019, our shares were listed on the NASDAQ Global Select Market under the symbol “FDUS.”

FIC may make investments directly or through its three wholly-owned investment company subsidiaries, Fidus Mezzanine Capital, L.P. (“Fund I”), Fidus Mezzanine Capital II, L.P. (“Fund II”) and Fidus Mezzanine Capital III, L.P. (“Fund III”)(collectively Fund I, Fund II and Fund III are referred to as the “Funds”). Fidus Investment GP, LLC, the general partner of the Funds, is also a wholly owned subsidiary of FIC. The Funds are licensed by the U.S. Small Business Administration (the “SBA”) as small business investment companies (“SBICs”). The Funds utilize the proceeds of the issuance of SBA-guaranteed debentures to enhance returns to our stockholders. As of September 9, 2019, Fund I completed a wind-down plan, relinquished its SBIC license, and can no longer issue additional SBA debentures. We believe that utilizing both FIC and the Funds as investment vehicles provides us with access to a broader array of investment opportunities. Given our access to lower cost capital through the SBA’s SBIC debenture program, we expect that we will continue to make investments through the Funds until the Funds reach their borrowing limit under the program. For three or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million.

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

As of December 31, 2019, we had debt and equity investments in 64 portfolio companies with an aggregate fair value of $766.9 million. The weighted average yield on our debt investments as of December 31, 2019 was 12.0%. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average yield was computed using the effective interest rates for debt investments at cost as of December 31, 2019, including accretion of original issue discount (“OID”) and loan origination fees, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level. For the year ended December 31, 2019, our total return based on net asset value (“NAV”) per share was 12.0% and our total return based on market value was 37.6%. For the year ended December 31, 2018, our total return based on NAV was 12.6% and our total return based on market value was (15.8)%. Total return based on net asset value per share equals the change in net asset value per share during the period, plus dividends paid per share during the period, less other non-operating changes during the period, and divided by beginning net asset value per share for the period. Non-operating changes include any items that affect net asset value per share other than increase from investment operations, such as the effects of share issuances and repurchases and other miscellaneous items. Total return based on market value equals the change in the market value of our common stock per share during the period divided by the market value per share at the beginning of the period, and assumes reinvestment of dividends at prices obtained by our dividend reinvestment plan during the period. While these two figures reflect fund expenses, they do not reflect any sales load that may be paid by investors.

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

• aerospace & defense;	• infrastructure;

• business services;	• logistics & transportation;

• consumer products / multi-unit;	• niche manufacturing;

• energy services;	• software & tech-enabled services; and

• healthcare products;	• value-added distribution.

• industrial;

As of December 31, 2019, we had investments in 64 portfolio companies with an aggregate fair value of $766.9 million. As of December 31, 2018, we had investments in 63 portfolio companies with an aggregate fair value of $643.0 million.

The following table shows the portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	December 31, 2019		December 31, 2018		December 31, 2019		December 31, 2018
Midwest	$208.2	27.1%	$161.1	25.1%	$181.3	25.7%	$152.6	25.5%
Southeast	160.0	20.9	176.8	27.5	138.1	19.6	155.3	25.9
Northeast	154.7	20.2	89.7	13.9	142.1	20.2	84.2	14.1
West	76.3	9.9	62.8	9.8	76.6	10.9	54.5	9.1
Southwest	167.7	21.9	152.6	23.7	166.4	23.6	152.2	25.4

Total	$766.9	100.0%	$643.0	100.0%	$704.5	100.0%	$598.8	100.0%

The following table shows the detailed industry segment composition of our portfolio at fair value and cost as a percentage of total investments.

	Fair Value				Cost
	December 31, 2019		December 31, 2018		December 31, 2019		December 31, 2018
Specialty Distribution	16.9%		13.4%		18.3%		14.1%
Business Services	12.1		9.7		13.0		10.3
Information Technology Services	11.8		8.5		11.9		8.5
Healthcare Products	8.6		4.8		5.7		3.2
Healthcare Services	5.6		7.8		5.8		7.7
Component Manufacturing	5.2		7.9		6.2		8.9
Aerospace & Defense Manufacturing	4.5		5.8		3.8		6.0
Oil & Gas Services	4.3		6.4		0.8		1.7
Vending Equipment Manufacturing	4.3		4.6		5.1		5.2
Retail	3.8		2.4		4.2		2.7
Promotional Products	3.5		4.1		3.6		4.2
Transportation Services	3.4		5.2		3.3		5.4
Consumer Products	2.8		2.3		3.4		2.6
Building Products Manufacturing	2.7		3.8		3.3		5.1
Environmental Industries	2.4		1.9		2.6		2.0
Utilities: Services	2.4		1.7		2.6		1.7
Industrial Cleaning & Coatings	2.0		4.1		2.2		4.7
Packaging	2.0		2.2		2.1		2.4
Utility Equipment Manufacturing	0.9		2.4		1.2		2.5
Oil & Gas Distribution	0.8		1.0		0.8		1.0
Restaurants	0.0	(1)	0.0	(1)	0.1		0.1
Specialty Chemicals	0.0	(1)	0.0	(1)	0.0	(1)	0.0	(1)
Capital Equipment Manufacturing	0.0		0.0		0.0	(1)	0.0	(1)

Total	100.0%		100.0%		100.0%		100.0%

(1)	Percentage is less than 0.1% of respective total.

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

Investment Generation/Origination. Our investment origination efforts are focused on leveraging our investment advisor’s extensive network of long-standing relationships with private equity firms, middle-market senior lenders, junior-capital partners, financial intermediaries, service providers and management teams of privately owned businesses. We believe that our investment advisor’s investment professionals have reputations as reliable, responsive and value-added partners for lower middle-market companies. Our investment advisor’s focus and reputation as a value-added partner generates a balanced mix of proprietary deal flow and a steady stream of new deal opportunities.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of December 31, 2019 and 2018 (dollars in millions).

	Fair Value				Cost
Investment Rating	December 31, 2019		December 31, 2018		December 31, 2019		December 31, 2018
1	$100.1	13.1%	$123.8	19.2%	$29.0	4.2%	$63.7	10.7%
2	580.5	75.7	403.1	62.7	570.1	80.9	396.2	66.2
3	84.6	11.0	94.3	14.7	96.7	13.7	101.4	16.9
4	1.7	0.2	21.3	3.3	5.8	0.8	33.2	5.5
5	—	—	0.5	0.1	2.9	0.4	4.3	0.7

Total	$766.9	100.0%	$643.0	100.0%	$704.5	100.0%	$598.8	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of December 31, 2019 and 2018 was 2.0 and 2.0, respectively, on a fair value basis and 2.1 and 2.2, respectively, on a cost basis.

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

MANAGEMENT AND OTHER AGREEMENTS

Our investment advisor is located at 1603 Orrington Avenue, Suite 1005, Evanston, Illinois 60201. Our investment advisor also maintains additional office space at 227 West Trade Street Suite 1910, Charlotte, North Carolina 28202, and 1140 Avenue of the Americas, Suite 1500, New York, New York 10036. Our investment advisor is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our board of directors and in accordance with the 1940 Act, our investment advisor manages our day-to-day operations and provides investment advisory services to us. Under the terms of the Investment Advisory Agreement, our investment advisor:

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

Incentive Fee

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (defined below) and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee and excise taxes on realized gains). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market discount, debt instruments with PIK income, preferred stock with PIK dividends and zero-coupon securities), accrued income we have not yet received in cash. The Investment Advisor is not under any obligation to reimburse us for any part of the incentive fee it receives that was based on accrued interest that we never collect.

Pre-incentive fee net investment income does not include any realized capital gains, taxes associated with such realized capital gains, realized capital losses, unrealized capital appreciation or depreciation or realized losses on extinguishment of debt. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss. For example, if we generate pre-incentive fee net investment income in excess of the hurdle rate (as defined below) for a quarter, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to a net loss on investments or realized losses on extinguishment of debt.

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

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid in cash to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and losses since the IPO (realized capital gains and losses include realized gains and losses on investments, net of income tax provision from realized gains on investments, and realized losses on extinguishment of debt), and the aggregate unrealized capital depreciation on investments as of the date of the calculation. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains on investments, less cumulative aggregate realized capital losses on investments, less aggregate unrealized capital depreciation on investments, and less cumulative aggregate realized losses on extinguishment of debt. If this number is positive at the end of such year, then the capital gains incentive fee to be paid in cash for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. We accrue, but do not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate.

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

Duration and Termination

At an in-person meeting of our board of directors on June 6, 2019, our board of directors, including a majority of the Independent Directors, unanimously voted to approve the continuation of the Investment Advisory Agreement to June 20, 2020. Unless terminated earlier, the Investment Advisory Agreement will automatically renew for successive annual periods if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities (as that term is defined in the 1940 Act), including, in either case, approval by a majority of the Independent Directors.

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

At an in-person meeting of our board of directors on June 6, 2019, our board of directors, including a majority of the Independent Directors, unanimously voted to approve the continuation of the Administration Agreement to June 20, 2020. Unless terminated earlier, the Administration Agreement will automatically renew for successive annual periods if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities (as that term is defined in the 1940 Act), including, in either case, approval by a majority of our Independent Directors. In making the decision to approve the continuation of the Administration Agreement, our board of directors took into account, to the extent relevant, certain information set forth above under “Investment Advisory Agreement – Duration and Termination” with respect to its consideration of the Investment Advisory Agreement.

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

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70.0% of our assets are invested in qualifying assets or temporary investments. We may from time to time invest in U.S. Treasury bills or in repurchase agreements, so long as the agreements are fully collateralized by cash or securities issued by the U.S. government, including securities issued by certain U.S. government agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25.0% of our total assets constitute repurchase agreements from a single counterparty (other than repurchase agreements fully collateralized by U.S. government securities), we would not satisfy the asset diversification requirements for tax treatment as a RIC for U.S. federal income tax purposes. Accordingly, we do not intend to enter into any such repurchase agreements that would cause us to fail such asset diversification requirements. Our investment advisor monitors the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200.0% (or 150.0% on and after April 29, 2020) immediately after each such issuance (exclusive of the SBA debentures pursuant to our SEC exemptive relief). In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5.0% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a BDC affect our ability to raise, and the way in which we raise, additional capital which may have a negative effect on our growth.”

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

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, prior approval by the SEC. On March 27, 2012, the SEC granted us and Fund I exemptive relief allowing us to operate effectively as one company and to take certain actions, including engaging in certain transactions with our affiliates, and to be subject to modified consolidated asset coverage requirements for senior securities issued by a BDC, that would otherwise be prohibited by the 1940 Act. Effective June 30, 2014, our exemptive relief was amended to include Fund II and any future direct or indirect wholly owned subsidiary. Therefore, any SBA debentures issued by Fund II are not subject to the 200.0% (or 150.0%, provided that certain requirements are met) asset coverage requirement.

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

Election to Be Taxed as a RIC

We have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any income that we distribute to our stockholders. To maintain our tax status as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to maintain our status as a RIC, we must timely distribute to our stockholders, for each taxable year, at least 90.0% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the Annual Distribution Requirement. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4.0% U.S. federal excise tax on such income. In such case, we must distribute any such carryover taxable income through a distribution declared prior to filing the final tax return for the year in which we generated such taxable income. Even if we maintain our status as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.

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

We will be subject to a 4.0% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98.0% of our investment company taxable income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year (or, if we so elect, for that calendar year) and (3) any income and capital gain net income that we recognized but were distributed in the preceding calendar year and on which we paid no U.S. federal income tax.

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

As described above, to the extent that we invest in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes, the effect of such investments for purposes of the 90% Income Test and the Diversification Tests will depend on whether or not the partnership is a “qualified publicly traded partnership” (as defined in Subchapter M of the Code). If the partnership is a “qualified publicly traded partnership,” the net income derived from such investments will be qualifying income for purposes of the 90% Income Test and will be “securities” for purposes of the Diversification Tests. If the partnership, however, is not treated as a “qualified publicly traded partnership,” then the consequences of an investment in the partnership will depend upon the amount and type of income and assets of the partnership allocable to us. The income derived from such investments may not be qualifying income for purposes of the 90% Income Test and, therefore, could adversely affect our tax treatment as a RIC. We intend to monitor our investments in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes to prevent our disqualification as a RIC.

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

We may make distributions that are payable in cash or shares of our stock at the election of each stockholder. In accordance with Treasury regulations and published guidance issued by the Internal Revenue Service, a publicly offered RIC may treat distributions of its own stock as counting towards its RIC distribution requirements if each stockholder may elect to receive his, her, or its entire distribution in either cash or stock of the RIC. The IRS has issued a revenue procedure indicating that this rule will apply if the total amount of cash to be distributed is not less than 20% of the total distribution. Under this revenue procedure, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the shareholders electing to receive cash (with the balance of the distribution paid in stock). If we decide to make any distributions that are payable in part in shares of our stock, U.S. stockholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, shares of our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. federal tax with respect to such distributions, including in respect of all or a portion of such distributions that are payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on such distributions, it may put downward pressure on the trading price of shares of our stock.

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

If we were unable to maintain our tax treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would distributions be compulsory. Distributions would generally be taxable to our stockholders as dividend income to the extent of our current and accumulated earnings and profits (in the case of non-corporate U.S. stockholders, at a maximum U.S. federal income tax rate applicable to qualified dividend income of 20.0%). Subject to certain limitations under Subchapter M of the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

If we fail to qualify as a RIC for two or more taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate-level U.S. federal income tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

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

As a BDC, we are generally required to meet a coverage ratio at least equal to 200.0% (or 150.0% on and after April 29, 2020) of total assets to total borrowings and other senior securities, which include all of our borrowings (other than the Funds’ SBA leverage under the terms of SEC exemptive relief) and any preferred stock we may issue in the future. If this ratio declines below 200.0% (or 150% on and after April 29, 2020), we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions to our stockholders.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on Our Portfolio
(Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder (1)	(23.3)%	(13.7)%	(4.1)%	5.4%	15.0%

(1)

Assumes $789.4 million in total assets, $157.5 million in outstanding SBA debentures, $25.0 million in borrowings under the Credit Facility (as defined below), $182.3 million oustanding of our Public Notes, $412.3 million in net assets as of December 31, 2019, and an average cost of funds of 4.665%.

Legislation that took effect in 2018 would allow us to incur additional leverage.

The 1940 Act generally prohibits the Company from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200.0% (i.e., the amount of debt may not exceed 50.0% of the value of our assets). However, in March 2018, the Small Business Credit Availability Act (“the “SBCA”) modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200.0% to an asset coverage ratio of 150.0%, if certain requirements are met. Under the SBCA, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the SBCA allows the “required majority” of our independent directors, as defined in Section 57(o) of the 1940 Act, to approve an increase in our leverage capacity, and such approval would become effective after the one-year anniversary of such proposal. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

On April 29, 2019, our Board, including a majority of the non-interested directors, approved a minimum asset coverage ratio of 150% under Sections 18(a)(1) and 18(a)(2) of the 1940 Act. As a result, we will become subject to the 150% asset coverage ratio effective as of April 29, 2020. At present time, we do not intend to seek stockholder approval to reduce our asset coverage requirement.

Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, our stockholders will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the NAV attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments, or other payments related to our securities. Increased leverage may also cause a downgrade of our credit rating. Leverage is generally considered a speculative investment technique.

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

Our board of directors engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result it is not in our stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where we determine that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. Our board of directors consulted with the independent valuation firm(s) in arriving at our determination of fair value for 13 and 16 of our portfolio company investments representing 30.9% and 36.0% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended December 31, 2019 and 2018, respectively) as of December 31, 2019 and 2018, respectively.

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

The debentures issued by the Funds and guaranteed by the SBA have a maturity of ten years and bear interest semi-annually at fixed rates. Certain of the Funds’ SBA debentures begin to mature in 2024 and will require repayment on or before the respective maturity dates. The Funds will need to generate sufficient cash flow to make required debt payments on such debentures. If the Funds are unable to generate such cash flow, the SBA, as guarantor of the debentures, will have a superior claim to our assets over our stockholders in the event the Funds liquidate or the SBA exercises its remedies under such debentures as the result of a default by the Funds.

The Funds, as SBICs, are limited in their ability to make distributions to us, which could result in us being unable to meet the minimum distribution requirements to maintain our status as a RIC.

In order to maintain our tax treatment as a RIC, we are required to timely distribute to our stockholders on an annual basis 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses. For this purpose, our taxable income will include the income of the Funds (and any other entities that are disregarded as separate from us for U.S. federal income tax purposes). The Funds’ ability to make distributions to us may be limited by the Small Business Investment Act of 1958. As a result, in order to maintain our tax treatment as a RIC, we may be required to make distributions attributable to the Funds’ income without receiving any corresponding cash distributions with respect to such income. We can make no assurances that the Funds will be able to make, or not be limited in making, distributions to us. If we are unable to satisfy the annual distribution requirements, we may fail to maintain our tax treatment as a RIC, which would result in the imposition of corporate-level U.S. federal income tax on our entire taxable income without regard to any distributions made by us. See “We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code.”

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

Changes relating to the LIBOR calculation process may adversely affect the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

In the recent past, concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (“BBA”) in connection with the calculation of The London Inter-bank Offered Rate (“LIBOR”) across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivative positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

Actions by ICE Benchmark Administration, regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. Potential changes, or uncertainty related to such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities, loans, and other financial obligations or extensions of credit held by or due to us.

On July 27, 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. We have exposure to LIBOR, including in financial instruments that mature after 2021. Our exposure arises from the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

In the United States, the Federal Reserve Board and the Federal Reserve Bank of New York, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The Federal Reserve Bank of New York began publishing SOFR in 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-indexed, floating-rate debt securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

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

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”), and, subsequently, on March 29, 2017, the U.K. government began the formal process of leaving the European Union. The United Kingdom formally left the European Union on January 31, 2020 and immediately entered a transition period set to expire on December 31, 2020. Brexit has created political and economic uncertainty and instability in the global markets (including currency and credit markets) and especially in the United Kingdom and European Union, and this uncertainty and instability may last indefinitely. The implications of the United Kingdom’s withdrawal from the European Union are unclear at present. There is also continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.

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

We have elected to be treated as a RIC under Subchapter M of the Code; however, no assurance can be given that we will be able to maintain our RIC tax treatment. To maintain our tax treatment as a RIC under Subchapter M of the Code and to avoid the imposition of U.S. federal income taxes on income and gains distributed to our stockholders, we must meet certain requirements, including source-of-income, asset diversification and annual distribution requirements. The source-of-income requirement will be satisfied if we derive at least 90.0% of our gross income for each year from dividends, interest, gains from sale of securities or similar sources. To maintain our tax treatment as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these requirements may result in our losing our RIC tax treatment or our having to dispose of certain investments quickly in order to prevent the loss of RIC tax treatment. Because most of our investments will be in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. The annual distribution requirement applicable to RICs will be satisfied if we timely distribute at least 90.0% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. In addition, we will be subject to a 4.0% nondeductible U.S. federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar-year basis. We will be subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making annual distributions necessary to maintain our tax treatment as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our tax treatment as a RIC and, thus, may be subject to U.S. federal corporate income tax on our entire taxable income without regard to any distributions made by us. If we fail to maintain our tax treatment as a RIC for any reason and become subject to U.S. corporate income tax, the resulting tax liability could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure could have a material adverse effect on us and our stockholders.

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

When we make quarterly distributions, we will be required to determine the extent to which such distributions are paid out of current and accumulated earnings and profits, recognized capital gain or capital. To the extent there is a return of capital, an investor gets his or her own invested capital returned to him or her, but reduced by the amount of the Company’s expenses and any sales load he or she may have paid. In addition, investors will be required to reduce their basis in our stock for U.S. federal income tax purposes.

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

We have elected to be taxed for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. If we continue to meet certain requirements, including source-of-income, asset diversification and distribution requirements, and if we continue to be regulated as a BDC, we will continue to qualify to be taxed as a RIC and therefore will not have to pay U.S. federal corporate income tax on income that we timely distribute to our stockholders, allowing us to substantially reduce or eliminate our corporate-level income tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings (other than SBA leverage) and any preferred stock we may issue in the future, of at least 200.0% (or 150% on and after April 29, 2020) at the time we issue any debt or preferred stock. This requirement limits the amount of our leverage. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or issuing preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so.

While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline. In addition, as a BDC, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. At our Annual Stockholders Meeting on June 19, 2019, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 19, 2020 or the date of our 2020 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2020 Annual Meeting of Stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25.0% of FIC’s then outstanding common stock immediately prior to each such sale. We do not intend to issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so. The level of net asset value dilution that could result from such an offering is not limited.

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

Additional Common Stock. Under the provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. At our Annual Stockholders Meeting on June 19, 2019, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 19, 2020 or the date of our 2020 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2020 Annual Meeting of Stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25.0% of FIC’s then outstanding common stock immediately prior to each such sale. We do not intend to sell or otherwise issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so. The level of net asset value dilution that could result from such an offering is not limited. In any such case, however, the price at which our common stock is to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act and the regulations and staff interpretations thereunder. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

The U.S. Presidential Administration may make substantial changes to financial regulation, as well as fiscal and tax policies that may adversely affect our business.

The Republican Party currently controls the executive branch and the Senate portion of the legislative branch of government, which we believe increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Wall Street Reform and Consumer protection Act of 2010 (“Dodd-Frank Act”) and the authority of the Federal Reserve and the Financial Stability Oversight Council. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the duration of the effects related to these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

The current U.S. presidential administration has called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

Tax reform could have a negative effect on the Company.

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

Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to business relationships. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers, and the information systems of our portfolio companies. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

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

•

In certain cases, we may recognize taxable income before or without receiving corresponding cash payments and, as a result, we may have difficulty meeting the annual distribution requirement necessary to maintain our tax treatment as a RIC.

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

Shares of closed-end investment companies, including BDCs, frequently trade at a discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. In addition, if our common stock trades below net asset value, we will generally not be able to issue additional common stock at the market price without first obtaining the approval of our stockholders and our Independent Directors. On June 19, 2019 our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 19, 2020 or the date of our 2020 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2020 Annual Meeting of Stockholders. Selling or otherwise issuing shares of FIC’s common stock below its then current net asset value per share would result in a dilution of FIC’s existing common stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25.0% of FIC’s then outstanding common stock immediately prior to each such sale. We do not intend to sell or otherwise issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so. The level of net asset value dilution that could result from such an offering is not limited.

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

On June 19, 2019, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a discount from net asset value per share, as long as the cumulative number of shares sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale, for a period of one year ending on the earlier of June 19, 2020 or the date of our 2020 Annual Meeting of Stockholders. Our stockholders will be asked to vote on a similar proposal at our 2020 Annual Meeting of Stockholders. If we sell or otherwise issue shares of our common stock at a discount to net asset value, it will pose a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuances or sale. In addition, such issuances or sales may adversely affect the price at which our common stock trades. For additional information and hypothetical examples of these risks, see “Sales of Common Stock Below Net Asset Value,” and for actual dilution illustrations specific to an offering, see the prospectus supplement pursuant to which such sale is made.

Our net asset value may have changed significantly since our last valuation.

Our board of directors determines the fair value of our portfolio investments on a quarterly basis based on input from our investment advisor, our audit committee and, as to certain of our investments, a third party independent valuation firm. While the board of directors will review our net asset value per share in connection with any offering, it will not always have the benefit of input from the independent valuation firm when it does so. The fair value of various individual investments in our portfolio and/or the aggregate fair value of our investments may change significantly over time. If the fair value of our investment portfolio at December 31, 2019 is less than the fair value was at the time of an offering during 2019, then we may record an unrealized loss on our investment portfolio and may report a lower net asset value per share than was reflected in the Selected Consolidated Financial Data and the financial statements included in the prospectus supplement of that offering. If the fair value of our investment portfolio at December 31, 2019 is greater than the fair value at the time of an offering during 2019, we may record an unrealized gain on our investment portfolio and may report a greater net asset value per share than so reflected in the prospectus supplement of that offering. Upon publication of this information in connection with our announcement of operating results for our fiscal year ended December 31, 2019, the market price of our common stock may fluctuate materially, and may be substantially less than the price per share you pay for our common stock in an offering.

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

As of February 25, 2020, we had 24,463,119 shares of common stock outstanding. Sales of substantial amounts of our common stock, or the availability of shares for sale, could adversely affect the prevailing market price of our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 1603 Orrington Avenue, Suite 1005, Evanston, Illinois 60201, and are provided by our investment advisor pursuant to the Administration Agreement. Our investment advisor also maintains additional office space at 227 West Trade Street, Suite 1910, Charlotte, North Carolina 28202, and 1140 Avenue of the Americas, Suite 1500, New York, New York 10036. We believe that our office facilities are suitable and adequate to our business as we contemplate conducting it.

Item 3. Legal Proceedings.

We are not, and our investment advisor is not, currently subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading on June 21, 2011 on the NASDAQ Global Market under the symbol “FDUS.” Effective January 3, 2012, our common stock was included in the NASDAQ Global Select Market. The last reported price for our common stock on February 25, 2020 was $14.23 per share. As of February 25, 2020, we had 18 stockholders of record.

We intend to continue to pay quarterly distributions to our stockholders. Our distributions may include returns of paid-in capital, as well as declared dividends from earnings and profits. Our quarterly distributions, if any, are determined by our board of directors. We have elected to be taxed as a RIC under Subchapter M of the Code. As long as we qualify for tax treatment as a RIC, we will not be taxed on our investment company taxable income or net capital gain, to the extent that such income or gain is distributed, or deemed to be distributed, to stockholders on a timely basis.

On February 12, 2020, our board of directors declared a regular quarterly dividend of $0.39 per share payable on March 27, 2020 to holders of record as of March 13, 2020.

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

To maintain our tax treatment as a RIC, we must, among other things, distribute at least 90.0% of our net ordinary income and our net short-term capital gains in excess of our net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98.0% of our net ordinary income for the calendar year, (2) 98.2% of our capital gain net income for the calendar year and (3) any net ordinary income and capital gain net income that we recognized for the preceding calendar year but were not distributed during such year and on which we paid no U.S. federal income tax. We may retain for investment some or all of our net capital gain (i.e., net long-term capital gains in excess of net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, you will be treated as if you received an actual distribution of the capital gain we retain and then reinvested the net after-tax proceeds in our common stock. You also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gain deemed distributed to you. Please refer to “Material U.S. Federal Income Tax Considerations” for further information regarding the consequences of our retention of net capital gain. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Regulation” and “Material U.S. Federal Income Tax Considerations.”

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

The tax character of distributions declared and paid in 2019 is described in Note 12 to our consolidated financial statements.

Stock Performance Graph

This graph compares the stockholder return on our common stock from December 31, 2014 to December 31, 2019 with that of the Russell 2000 Financial Services Index and the Standard & Poor’s 500 Total Return Stock Index. This graph assumes that on December 31, 2014, $100 was invested in our common stock, the Russell 2000 Financial Services Index, and the Standard & Poor’s 500 Total Return Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Outstanding Securities

The following table shows our outstanding classes of securities as of December 31, 2019:

(a) Title of Class	(b) Amount Authorized		(c) Amount Held by us or for Our Account	d) Amount Outstanding Exclusive of Amounts Shown Under (c)
Common Stock	100,000,000		—	24,463,119
SBA Debentures	$325.0 million	(1)	—	$157.5 million
Credit Facility	$100.0 million		—	$25.0 million
Public Notes	$182.3 million		—	$182.3 million

(1)	For more information regarding our limitations as to SBA debenture issuances, see “Regulation — Small Business Administration Regulations.”

Fees and Expenses

The following table is intended to assist you in understanding the costs and expenses that an investor in this offering will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever there is a reference to fees or expenses paid by “you,” “us,” “the Company” or “Fidus,” or that “we” will pay fees or expenses, stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—	(1)
Offering Expenses born by us (as a percentage of offering price)	—	(2)
Dividend reinvestment plan expenses	—	(3)
Total stockholder transaction expenses paid by us (as a percentage of offering price)	—	(4)
Annual expenses (as a percentage of net assets attributable to common stock)(5):
Base Management Fee	3.07%	(6)
Incentive fees payable under Investment Advisory Agreement	1.84%	(7)
Interest payments on borrowed funds	4.36%	(8)
Other expenses	1.09%	(9)

Total annual expenses	10.37%	(10)

(1)	In the event that securities are sold to or through underwriters, a corresponding prospectus supplement will disclose the applicable sales load.
(2)

In the event that we conduct an offering of any of our securities, a corresponding prospectus supplement will disclose the estimated offering expenses because they will be ultimately borne by the Company (and indirectly by our stockholders).

(3)	The expenses of administering our dividend reinvestment plan are included in other expenses.
(4)	Total stockholder transaction expenses may include a sales load and will be disclosed in a future prospectus supplement, if any.
(5)

Net assets attributable to common stock equals average net assets, which is calculated as the average of the net assets balances as of each quarter end during the year ended December 31, 2019 and the prior year end.

(6)

Our base management fee is 1.75% of the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts). This item represents actual base management fees incurred for the year ended December 31, 2019. We may from time to time decide it is appropriate to change the terms of the Investment Advisory Agreement. Under the 1940 Act, any material change to our Investment Advisory Agreement must be submitted to stockholders for approval. The 3.07% reflected in the table is calculated on our net assets (rather than our total assets). See “Management and Other Agreements—Investment Advisory Agreement.”

(7)

This item represents actual fees incurred on pre-incentive fee net investment income (income incentive fee) for the year ended December 31, 2019. As of December 31, 2019, there was no capital gains incentive fee payable (in cash), and accordingly no capital gains incentive fee amount has been included in the estimated expenses figure reflected in the table above. For the year ended December 31, 2019, we accrued capital gains incentive fees of $3.3 million in accordance with U.S. GAAP, which equals 0.82% of net assets attributable to common stock; such amount has not been included in the estimated expenses figure reflected in the table above.

The incentive fee consists of two parts:

The first, payable quarterly in arrears, equals 20.0% of our pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets, (including interest that is accrued but not yet received in cash), subject to a 2.0% quarterly (8.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, our investment advisor receives no incentive fee until our pre-incentive fee net investment income equals the hurdle rate of 2.0% but then receives, as a “catch-up,” 100.0% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, our investment advisor will receive 20.0% of our pre-incentive fee net investment income as if a hurdle rate did not apply.

The second part, payable annually in arrears, equals 20.0% of our realized capital gains net of realized capital losses and unrealized capital depreciation, if any, on a cumulative basis from inception through the end of the fiscal year (or upon the termination of the Investment Advisory Agreement, as of the termination date), less the aggregate amount of any previously paid capital gain incentive fees. In accordance with U.S. GAAP, we accrue the capital gains incentive fee in our consolidated financial statements considering the fair value of investments on that date (i.e., the amount of fee which would be payable under a hypothetical liquidation based on the fair value of investments as of that date), which differs from the calculation of the amount payable in cash by the inclusion of unrealized capital appreciation.

See “Management and Other Agreements—Investment Advisory Agreement.”

(8)

As of December 31, 2019, we had outstanding SBA debentures of $157.5 million; we had $182.5 million outstanding of our Public Notes; we had $25.0 million of outstanding borrowings under our senior secured revolving credit agreement with certain lenders party thereto and ING Capital, LLC, as administrative agent (the “Credit Facility”), which has total commitment of $100.0 million. Interest payments on borrowed funds is based on estimated annual interest and fee expenses on outstanding SBA debentures, Public Notes and borrowings under the Credit Facility as of December 31, 2019 with a weighted average stated interest rate of 4.665% as of that date. We also pay a commitment fee between 0.5% and 3.0% per annum based the unutilized commitment under our Credit Facility. We have estimated the annual interest expense on borrowed funds and caution you that our actual interest expense will depend on prevailing interest rates and our rate of borrowing, which may be substantially higher than the estimate provided in this table.

(9)

Other expenses represent our estimated annual operating expenses, as a percentage of net assets attributable to common shares estimated for the current year, including professional fees, directors’ fees, insurance costs, expenses of our dividend reinvestment plan and payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by our administrator. See “Management and Other Agreements—Administration Agreement.” Other expenses exclude interest payments on borrowed funds, and if we issue debt securities or preferred stock, interest payments on debt securities and distributions with respect to preferred stock. “Other expenses” are based on actual other expenses for the year ended December 31, 2019.

(10)

“Total annual expenses” as a percentage of consolidated net assets attributable to common stock are higher than the total annual expenses percentage would be for a company that is not leveraged. We borrow money to leverage our net assets and increase our total assets. The SEC requires that the “total annual expenses” percentage be calculated as a percentage of net assets (defined as total assets less total liabilities), rather than the total assets, including assets that have been purchased with borrowed amounts. If the “total annual expenses” percentage were calculated instead as a percentage of average consolidated total assets, our “total annual expenses” would be 5.71% of average consolidated total assets.

Example

The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical investment in us. In calculating the following expense amounts, we have assumed we would have no additional leverage, that none of our assets are cash or cash equivalents and that our annual operating expenses would remain at the levels set forth in the table above. Transaction expenses are not included in the following example.

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return	$106	$301	$475	$830
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return resulting entirely from net realized capital gains (all of which is subject to our incentive fee on capital gains)	$114	$320	$500	$861

The foregoing table is to assist you in understanding the various costs and expenses that an investor in our common stock will bear directly or indirectly. While the example assumes, as required by the SEC, a 5.0% annual return, our performance will vary and may result in a return greater or less than 5.0%. Assuming a 5.0% annual return, the incentive fee under the Investment Advisory Agreement would either not be payable or have an insignificant impact on the expense amounts shown above. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an incentive fee of a material amount, our expenses, and returns to our investors, would be higher. In addition, while the example assumes reinvestment of all distributions at net asset value, if our board of directors authorizes and we declare a cash dividend, participants in our dividend reinvestment plan who have not otherwise elected to receive cash will receive a number of shares of our common stock, determined by dividing the total dollar amount of the distribution payable to a participant by the market price per share of our common stock at the close of trading on the valuation date for the distribution. See “Part II, Item 5” for additional information regarding our dividend reinvestment plan.

This example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown.

Recent Sales of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended December 31, 2019.

Issuer Purchases of Equity Securities

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 29, 2019, the Board extended the Stock Repurchase Program through December 31, 2020, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. During the year ended December 31, 2018, we repurchased 44,821 shares of common stock on the open market for $0.6 million. We did not make any repurchases of common stock during the years ended December 31, 2019 and 2017. Refer to Note 9 to our consolidated financial statements for additional information concerning stock repurchases.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data of FIC and its subsidiaries, including the Funds, as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, is derived from the consolidated financial statements that have been audited by RSM US LLP, an independent registered public accounting firm. This financial data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in Thousands, Except Per Share Data)
Statement of operations data:
Total investment income	$77,106	$76,425	$68,615	$60,229	$54,269
Interest and financing expenses	17,072	12,659	9,803	10,594	9,428
Base management fee	12,399	11,365	9,788	8,254	7,545
Incentive fee - income	7,445	9,413	8,913	7,375	6,582
Incentive fee - capital gains	3,299	2,938	2,055	2,294	(101)
All other expenses	4,422	4,272	4,069	3,986	3,932

Net investment income before income taxes	32,469	35,778	33,987	27,726	26,883
Income tax provision (benefit)	500	720	220	425	390

Net investment income	31,969	35,058	33,767	27,301	26,493
Net realized gains (losses)	(1,171)	(10,269)	17,904	(13,835)	9,531
Net change in unrealized appreciation (depreciation)	18,188	25,718	(5,426)	29,009	(10,086)
Income tax (provision) benefit from realized gains on investments	(121)	(758)	(2,204)	(205)	39
Realized losses on extinguishment of debt	(399)	(297)	(90)	—	—

Net increase in net assets resulting from operations	$48,466	$49,452	$43,951	$42,270	$25,977

Per share data:
Net asset value (at end of period)	$16.85	$16.47	$16.05	$15.76	$15.17
Net investment income	$1.31	$1.43	$1.44	$1.45	$1.64
Net gain (loss) on investments	$0.69	$0.60	$0.44	$0.82	$(0.04)
Realized losses on extinguishment of debt	$(0.02)	$(0.01)	$(0.01)	$—	$—
Net increase in net assets resulting from operations	$1.98	$2.02	$1.87	$2.27	$1.60
Dividends	$1.60	$1.60	$1.60	$1.60	$1.60
Other data:
Weighted average annual yield on debt investments (1)	12.0%	12.6%	13.0%	13.1%	13.3%
Number of portfolio companies at year end	64	63	63	57	53
Expense ratios (as percentage of average net assets (2)):
Operating expenses	6.8%	7.0%	6.6%	7.8%	7.3%
Interest expense	4.2%	3.2%	2.6%	3.7%	3.8%
Total return based on market value (3)	37.6%	(15.8%)	3.2%	23.8%	2.4%
Total return based on net asset value (4)	12.0%	12.6%	11.9%	15.0%	10.6%

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
(3)

Total return based on market value equals the change in the market value of our common stock per share during the period divided by the market value per share at the beginning of the period, and assumes reinvestment of dividends at prices obtained by our dividend reinvestment plan during the period. The return does not reflect any sales load that may be paid by an investor.

(4)

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

	As of December 31,
	2019	2018	2017	2016	2015
	(Dollars in Thousands)
Statement of assets and liabilities data:
Total investments, fair value	$766,919	$642,982	$596,308	$524,454	$443,269
Total assets (5)	789,439	693,876	646,263	586,742	480,668
Borrowings (6)	364,750	277,500	242,800	224,000	229,000
Total net assets	412,310	402,985	393,273	353,785	247,362

(5)

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an asset. We adopted ASU 2015-03 as of January 1, 2016. Prior to adoption, we recorded deferred financing costs as an asset on the consolidated statements of assets and liabilities. Upon adoption of ASU 2015-03, we reclassified these deferred costs to a direct offset of the related debt liability on the consolidated statements of assets and liabilities. In the table above, the new guidance has been applied retrospectively to fiscal year 2015 to conform presentation.

(6)	Represents principal balance outstanding.

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

Fund I, Fund II and Fund III received their SBIC licenses on October 22, 2007, May 28, 2013, and March 21, 2019, respectively. We plan to continue to operate the Funds as SBICs, subject to SBA approval, and to utilize the proceeds of the sale of SBA-guaranteed debentures to enhance returns to our stockholders. As of September 9, 2019, Fund I completed a wind-down plan, relinquished its SBIC license, and can no longer issue additional SBA debentures. We have also made, and continue to make, investments directly through FIC. We believe that utilizing FIC and the Funds as investment vehicles provides us with access to a broader array of investment opportunities.

We have certain wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which generally holds one or more of our portfolio investments listed on the consolidated schedules of investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that our consolidated financial statements reflect our investment in the portfolio company investments owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit us to hold equity investments in portfolio companies that are taxed as partnerships for U.S. federal income tax purposes (such as entities organized as limited liability companies (“LLCs”) or other forms of pass through entities) while complying with the “source-of-income” requirements contained in the RIC tax provisions. The Taxable Subsidiaries are not consolidated with us for U.S. federal corporate income tax purposes, and each Taxable Subsidiary will be subject to U.S. federal corporate income tax on its taxable income. Any such income or expense is reflected in the consolidated statements of operations.

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

Portfolio Composition, Investment Activity and Yield

During the years ended December 31, 2019 and 2018, we invested $219.2 million and $212.3 million in debt and equity investments, respectively, including 12 and 15 new portfolio companies, respectively. During the years ended December 31, 2019 and 2018, we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $120.6 million and $188.3 million, respectively, including exits of 11 and 15 portfolio companies, respectively. The following table summarizes investment purchases and sales and repayments of investments by type for the years ended December 31, 2019 and 2018 (dollars in millions).

	Purchases of Investments				Sales and Repayments of Investments
	2019		2018		2019		2018
Second Lien Debt	$54.3	24.7%	$136.5	64.3%	$50.4	41.9%	$103.7	55.0%
Subordinated Debt	70.0	32.0	40.2	18.9	36.1	29.9	54.3	28.8
First Lien Debt	84.0	38.3	25.4	12.0	13.8	11.4	1.8	1.0
Equity	10.9	5.0	10.2	4.8	16.2	13.4	26.1	13.9
Warrants	—	—	—	—	4.1	3.4	2.4	1.3
Royalty Rights	—	—	—	—	—	—	—	—

Total	$219.2	100.0%	$212.3	100.0%	$120.6	100.0%	$188.3	100.0%

As of December 31, 2019, the fair value of our investment portfolio totaled $766.9 million and consisted of 61 active portfolio companies and three portfolio companies that have sold their underlying operations. As of December 31, 2019, 17 portfolio companies’ debt investments bore interest at a variable rate, which represented $181.3 million, or 28.7%, of our debt investment portfolio on a fair value basis, and the remainder of our debt investment portfolio was comprised of fixed rate investments. Overall, the portfolio had net unrealized appreciation of $62.4 million as of December 31, 2019. As of December 31, 2019, our average active portfolio company investment at amortized cost was $11.5 million, which excludes investments in the three portfolio companies that have sold their underlying operations.

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

The weighted average yield on debt investments as of December 31, 2019 and 2018 was 12.0% and 12.6%, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of December 31, 2019 and 2018, including the accretion of OID and debt investment origination fees, but excluding investments on non-accrual status, if any. The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments (dollars in millions):

	Fair Value				Cost
	December 31, 2019		December 31, 2018		December 31, 2019		December 31, 2018
Second Lien Debt	$383.1	49.9%	$366.5	57.0%	$392.2	55.7%	$380.0	63.5%
Subordinated Debt	140.8	18.4	104.3	16.2	140.7	20.0	105.9	17.7
First Lien Debt	108.3	14.1	51.8	8.1	107.7	15.3	52.2	8.7
Equity	126.6	16.5	106.7	16.6	58.1	8.2	53.5	8.9
Warrants	8.1	1.1	13.7	2.1	5.8	0.8	7.0	1.2
Royalty Rights	—	—	—	—	—	—	0.2	—

Total	$766.9	100.0%	$643.0	100.0%	$704.5	100.0%	$598.8	100.0%

All investments made by us as of December 31, 2019 and 2018 were made in portfolio companies headquartered in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	December 31, 2019		December 31, 2018		December 31, 2019		December 31, 2018
Midwest	$208.2	27.1%	$161.1	25.1%	$181.3	25.7%	$152.6	25.5%
Southeast	160.0	20.9	176.8	27.5	138.1	19.6	155.3	25.9
Northeast	154.7	20.2	89.7	13.9	142.1	20.2	84.2	14.1
West	76.3	9.9	62.8	9.8	76.6	10.9	54.5	9.1
Southwest	167.7	21.9	152.6	23.7	166.4	23.6	152.2	25.4

Total	$766.9	100.0%	$643.0	100.0%	$704.5	100.0%	$598.8	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value				Cost
	December 31, 2019		December 31, 2018		December 31, 2019		December 31, 2018
Specialty Distribution	16.9%		13.4%		18.3%		14.1%
Business Services	12.1		9.7		13.0		10.3
Information Technology Services	11.8		8.5		11.9		8.5
Healthcare Products	8.6		4.8		5.7		3.2
Healthcare Services	5.6		7.8		5.8		7.7
Component Manufacturing	5.2		7.9		6.2		8.9
Aerospace & Defense Manufacturing	4.5		5.8		3.8		6.0
Oil & Gas Services	4.3		6.4		0.8		1.7
Vending Equipment Manufacturing	4.3		4.6		5.1		5.2
Retail	3.8		2.4		4.2		2.7
Promotional Products	3.5		4.1		3.6		4.2
Transportation Services	3.4		5.2		3.3		5.4
Consumer Products	2.8		2.3		3.4		2.6
Building Products Manufacturing	2.7		3.8		3.3		5.1
Environmental Industries	2.4		1.9		2.6		2.0
Utilities: Services	2.4		1.7		2.6		1.7
Industrial Cleaning & Coatings	2.0		4.1		2.2		4.7
Packaging	2.0		2.2		2.1		2.4
Utility Equipment Manufacturing	0.9		2.4		1.2		2.5
Oil & Gas Distribution	0.8		1.0		0.8		1.0
Restaurants	0.0	(1)	0.0	(1)	0.1		0.1
Specialty Chemicals	0.0	(1)	0.0	(1)	0.0	(1)	0.0	(1)
Capital Equipment Manufacturing	0.0		0.0		0.0	(1)	0.0	(1)

Total	100.0%		100.0%		100.0%		100.0%

(1)	Percentage is less than 0.1% of respective total.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of December 31, 2019 and 2018 (dollars in millions):

	Fair Value				Cost
Investment Rating	December 31, 2019		December 31, 2018		December 31, 2019		December 31, 2018
1	$100.1	13.1%	$123.8	19.2%	$29.0	4.2%	$63.7	10.7%
2	580.5	75.7	403.1	62.7	570.1	80.9	396.2	66.2
3	84.6	11.0	94.3	14.7	96.7	13.7	101.4	16.9
4	1.7	0.2	21.3	3.3	5.8	0.8	33.2	5.5
5	—	—	0.5	0.1	2.9	0.4	4.3	0.7

Total	$766.9	100.0%	$643.0	100.0%	$704.5	100.0%	$598.8	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of December 31, 2019 and 2018 was 2.0 and 2.0, respectively, on a fair value basis and 2.1 and 2.2, respectively, on a cost basis.

Non-Accrual

As of December 31, 2019 and December 31, 2018, we had debt investments in one and two portfolio companies on non-accrual status, respectively (dollars in millions):

	December 31, 2019				December 31, 2018
Portfolio Company	Fair Value		Cost		Fair Value		Cost
Accent Food Services, LLC	$33.1		$35.3		$—	(2)	$—	(2)
K2 Industrial Services, Inc.	—	(1)	—	(1)	13.2		14.3
US GreenFiber, LLC	—	(2)	—	(2)	7.6		15.3

Total	$33.1		$35.3		$20.8		$29.6

(1)	Portfolio company was no longer held at period end. Interest earned while on non-accrual was paid in full at exit.
(2)	Portfolio company debt investments were not on non-accrual status at period end.

Discussion and Analysis of Results of Operations

Comparison of fiscal years ended December 31, 2019, 2018, and 2017

Investment Income

Below is a summary of the changes in total investment income for the years ended December 31, 2019, 2018, and 2017, as well as a comparison of those periods year-over-year (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Years Ended December 31,			2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$ Change	% Change (1)	$ Change	% Change (1)
Interest income	$62.2	$60.9	$55.1	$1.3	2.1%	$5.8	10.5%
Payment-in-kind interest income	9.1	6.6	7.0	2.5	38.4%	(0.4)	(6.6%)
Dividend income	1.4	4.0	1.9	(2.6)	(64.5%)	2.1	115.4%
Fee income	4.3	4.8	4.5	(0.5)	(10.8%)	0.3	7.8%
Interest on idle funds and other income	0.1	0.1	0.1	—	NM	—	NM

Total investment income	$77.1	$76.4	$68.6	$0.7	0.9%	$7.8	11.4%

(1) NM = Not meaningful

For the year ended December 31, 2019, total investment income was $77.1 million, an increase of $0.7 million or 0.9%, from the $76.4 million of total investment income for the year ended December 31, 2018. As reflected in the table above, the increase is primarily attributable to the following:

•

$3.8 million increase in total interest income (including payment-in-kind interest income) resulting from higher average debt investment balances outstanding, partially offset by a decrease in weighted average debt yield, during 2019 as compared to 2018.

•	$2.6 million decrease in dividend income, during 2019 as compared to 2018, due to decreased levels of distributions received from equity investments.

•

$0.5 million decrease in fee income resulting from a decrease in prepayment fee income, and partially offset by an increase in debt amendment fee income and origination fees, during 2019 as compared to 2018.

For the year ended December 31, 2018, total investment income was $76.4 million, an increase of $7.8 million or 11.4%, from the $68.6 million of total investment income for the year ended December 31, 2017. As reflected in the table above, the increase is primarily attributable to the following:

•

$5.4 million increase in total interest income (including payment-in-kind interest income) resulting from higher average debt investment balances outstanding, partially offset by a decrease in weighted average debt yield, during 2018 as compared to 2017.

•	$2.1 million increase in dividend income, during 2018 as compared to 2017, due to increased levels of distributions received from equity investments.

•	$0.3 million increase in fee income resulting from an increase in prepayment fee income, and partially offset by a decrease in debt amendment fee income, during 2018 as compared to 2017.

Expenses

Below is a summary of the changes in total expenses, including income tax provision, for the years ended December 31, 2019, 2018, and 2017, as well as a comparison of those periods year-over-year (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Years Ended December 31,			2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	$ Change	% Change (1)	$ Change	% Change (1)
Interest and financing expenses	$17.1	$12.7	$9.8	$4.4	34.9%	$2.9	29.1%
Base management fee	12.4	11.4	9.8	1.0	9.1%	1.6	16.1%
Incentive fee - income	7.4	9.4	8.9	(2.0)	(20.9%)	0.5	5.6%
Incentive fee - capital gains	3.3	2.9	2.1	0.4	12.3%	0.8	43.0%
Administrative service expenses	1.6	1.5	1.4	0.1	8.3%	0.1	2.4%
Professional fees	1.5	1.3	1.4	0.2	15.6%	(0.1)	(6.3%)
Other general and administrative expenses	1.3	1.4	1.2	(0.1)	(12.3%)	0.2	21.4%

Total expenses, before income tax provision	44.6	40.6	34.6	4.0	9.8%	6.0	17.4%
Income tax provision	0.5	0.8	0.2	(0.3)	(30.6%)	0.6	227.3%

Total expenses, including income tax provision	$45.1	$41.4	$34.8	$3.7	9.1%	$6.6	18.7%

(1) NM = Not meaningful

For the year ended December 31, 2019, total expenses, including income tax provision, were $45.1 million, an increase of $3.7 million or 9.1%, from the $41.4 million of total expenses, including income tax provision, for the year ended December 31, 2018. As reflected in the table above, the increase is primarily attributable to the following:

•

$4.4 million increase in interest and financing expenses due to an increase in average borrowings outstanding and an increase in weighted average interest rate on borrowings during 2019 as compared to 2018.

•	$2.0 million decrease in the income incentive fee due to a $4.7 million decrease in pre-incentive fee net investment income during 2019, as compared to the same period in 2018.

•	$1.0 million increase in base management fee due to higher average total assets during 2019 as compared to 2018.

•

$0.4 million increase in the capital gains incentive fee due to a $2.2 million increase in net gain on investments (net realized gains (losses) plus net change in unrealized appreciation (depreciation) on investments) during 2019, as compared to the same period in 2018.

•

$0.1 million decrease in other general and administrative expenses during 2019 resulting from the write-off of deferred equity offering costs related to our previous Form N-2 registration statement in 2018.

For the year ended December 31, 2018, total expenses, including income tax provision, were $41.4 million, an increase of $6.6 million or 18.7%, from the $34.8 million of total expenses, including income tax provision, for the year ended December 31, 2017. As reflected in the table above, the increase is primarily attributable to the following:

•

$2.9 million increase in interest and financing expenses due to an increase in average borrowings outstanding and an increase in weighted average interest rate on borrowings during 2018 as compared to 2017.

•	$1.6 million increase in base management fee due to higher average total assets during 2018 as compared to 2017.

•

$0.8 million increase in the capital gains incentive fee due to a $4.4 million increase in net gain on investments (net realized gains (losses) plus net change in unrealized appreciation (depreciation) on investments) during 2018, as compared to the same period in 2017.

•	$0.5 million increase in the income incentive fee due to a $2.7 million increase in pre-incentive fee net investment income during 2018, as compared to the same period in 2017.

•	$0.2 million increase in other general and administrative expenses during 2018 resulting from the write-off of deferred equity offering costs related to our previous Form N-2 registration statement.

Net Investment Income

Net investment income was $32.0 million, $35.1 million, and $33.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Net investment income decreased by $3.1 million, or 8.8%, during fiscal 2019 as compared to fiscal 2018, as a result of the $0.7 million increase in total investment income compared to a $3.8 million increase in total expenses, including income tax provision.

Net investment income increased by $1.3 million, or 3.7%, during fiscal 2018 as compared to fiscal 2017, as a result of the $7.8 million increase in total investment income compared to only a $6.5 million increase in total expenses, including income tax provision.

Net Gain (Loss) on Investments

For the year ended December 31, 2019, the total net realized loss on investments, before income tax provision on realized gains, was $(1.2) million. Income tax (provision) benefit from realized gains on investments was $(0.1) million for the year ended December 31, 2019. Significant realized gains (losses) for the year ended December 31, 2019 are summarized below (dollars in millions):

		Net Realized
Portfolio Company	Realization Event (1)	Gains (Losses)
The Wolf Organization, LLC	Exit of portfolio company	$4.0
Vanguard Dealer Services, L.L.C.	Sale of portfolio company	$3.7
New Era Technology, Inc.	Exit of portfolio company	$3.1
Simplex Manufacturing Co.	Exit of portfolio company	$2.9
US Pack Logistics LLC	Exit of portfolio company	$0.8
Other		$0.2
Malabar International	Escrow distribution	$0.1
inthinc Technology Solutions, Inc.	Exit of portfolio company	$(0.2)
Trantech Radiator Products, Inc.	Exit of portfolio company	$(0.3)
Consolidated Infrastructure Group Holdings, LP	Exit of portfolio company	$(0.4)
K2 Industrial Services, Inc.	Exit of portfolio company	$(1.3)
Oaktree Medical Centre, P.C. (dba Pain Management Associates)	Exit of portfolio company	$(13.8)

Net realized gain (loss) on investments		(1.2)
Income tax provision from realized gains on investments		(0.1)

Net realized gain (loss), net of income tax provision, on investments		$(1.3)

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

For the year ended December 31, 2018, the total net realized loss on investments, before income tax provision on realized gains, was $(10.3) million. Income tax (provision) benefit from realized gains on investments was $(0.8) million for the year ended December 31, 2018. Significant realized gains (losses) for the year ended December 31, 2018 are summarized below (dollars in millions):

		Net Realized
Portfolio Company	Realization Event (1)	Gains (Losses)
World Wide Packaging, LLC	Exit of portfolio company	$7.0
Apex Microtechnology, Inc.	Exit of portfolio company	6.7
FAR Research Inc.	Sale of portfolio company	3.3
Caldwell & Gregory, LLC	Exit of portfolio company	1.0
Thermoforming Technology Group LLC (dba Brown Machine Group)	Sale of portfolio company	0.7
Malabar International	Escrow distribution	0.3
Worldwide Express Operations, LLC	Distributions tax character true-up	0.2
Ice House America, LLC	Exit of portfolio company	0.1
Other		0.1
IOS Acquisitions, Inc.	Exit of portfolio company	(0.1)
Inflexxion, Inc.	Exit of portfolio company	(6.5)
Restaurant Finance Co, LLC	Exit of portfolio company	(6.8)
Cavallo Bus Lines Holdings, LLC	Exit of portfolio company	(7.4)
Six Month Smiles Holdings, Inc.	Exit of portfolio company	(8.9)

Net realized gain (loss) on investments		(10.3)
Income tax provision from realized gains on investments		(0.8)

Net realized gain (loss), net of income tax provision, on investments		$(11.1)

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

For the year ended December 31, 2017, the total net realized gain on investments, before income tax provision on realized gains, was $17.9 million. Income tax (provision) benefit from realized gains on investments was $(2.2) million for the year ended December 31, 2017. Significant realized gains (losses) for the year ended December 31, 2017 are summarized below (dollars in millions):

		Net Realized
Portfolio Company	Realization Event (1)	Gains (Losses)
Malabar International	Exit of portfolio company	$6.8
Worldwide Express Operations, LLC	Sale of portfolio company	6.4
Lightning Diversion Systems, LLC	Exit of portfolio company	4.1
EBL, LLC (EbLens)	Sale of portfolio company	2.2
Brook & Whittle Limited	Exit of portfolio company	1.0
Anatrace Products, LLC	Sale of portfolio company	0.9
Other		0.1
Carlson Systems Holdings, Inc.	Escrow distribution	0.1
FTH Acquisition Corp. VII	Exit of portfolio company	(1.3)
FDS Avionics Corp. (dba Flight Display Systems)	Restructuring	(2.4)

Net realized gain (loss) on investments		17.9
Income tax provision from realized gains on investments		(2.2)

Net realized gain (loss), net of income tax provision, on investments		$15.7

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

During the years ended December 31, 2019, 2018 and 2017, we recorded a net change in unrealized appreciation (depreciation) on investments attributable to the following (dollars in millions):

	Year Ended December 31,
Unrealized Appreciation (Depreciation)	2019	2018	2017
Exit, sale or restructuring of investments	$7.4	$11.2	$(14.4)
Fair value adjustments to debt investments	(7.1)	(18.0)	(14.1)
Fair value adjustments to equity investments	17.9	32.5	23.1

Net change in unrealized appreciation (depreciation)	$18.2	$25.7	$(5.4)

Net Increase in Net Assets Resulting From Operations

Net increase in net assets resulting from operations was $48.5 million, $49.5 million, and $44.0 million for the years ended December 31, 2019, 2018, and 2017, respectively, as a result of the events described above.

Liquidity and Capital Resources

As of December 31, 2019, we had $15.0 million in cash and cash equivalents and our net assets totaled $412.3 million. We believe that our current cash and cash equivalents on hand, our continued access to SBA-guaranteed debentures, our Credit Facility and our anticipated cash flows from investments will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of securities (including the “at-the-market” program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. During the year ended December 31, 2019, we repaid $41.0 million of SBA debentures which would have matured during the period September 1, 2021 through March 1, 2025. Our remaining outstanding SBA debentures continue to mature in 2024 and subsequent years through 2029, which will require repayment on or before the respective maturity dates.

Cash Flows

For the year ended December 31, 2019, we experienced a net decrease in cash and cash equivalents in the amount of $27.0 million. During that period, we used $68.7 million of cash for operating activities, which included the funding of $219.2 million of investments, which were partially offset by proceeds received from sales and repayments of investments of $120.6 million. During the same period, we received proceeds from the issuances of SBA debentures of $7.5 million and proceeds from the issuance of our Public Notes of $132.3 million; which were partially offset by repayments of SBA debentures of $41.0 million, net repayments of $11.5 million from borrowings under our Credit Facility, cash dividends paid to stockholders of $39.1 million, and the payment of deferred financing costs related to our debt financings of $6.4 million.

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

SBA debentures

The Funds are licensed SBICs, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $175.0 million, whichever is less. For three or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of December 31, 2019, Fund I, Fund II and Fund III had zero, $150.0 million and $7.5 million of outstanding SBA debentures, respectively. As of September 9, 2019, Fund I completed a wind-down plan, relinquished its SBIC license and can no longer issue additional SBA debentures. Subject to SBA regulatory requirements and approval, Fund III may access up to $167.5 million of additional SBA debentures under the SBIC debenture program. For more information on the SBA debentures, please refer to Note 6 to our consolidated financial statements.

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

We have made customary representations and warranties and we are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of December 31, 2019, we were in compliance with all covenants of the Credit Facility and there were $25.0 million of borrowings outstanding under the Credit Facility.

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

The 2023 Notes will mature on February 1, 2023 and bear interest at a rate of 5.875%. The 2023 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after February 1, 2020. Interest on the 2023 Notes is payable quarterly on February 1, May 1, August 1 and November 1 of each year. The 2023 Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSL.” As of December 31, 2019, the outstanding principal balance of the 2023 Notes was $50.0 million.

On February 8, 2019, we closed the public offering of approximately $60.0 million in aggregate principal amount of our 6.000% notes due 2024, or the “February 2024 Notes.” On February 19, 2019, the underwriters exercised their option to purchase an additional $9.0 million in aggregate principal of the February 2024 Notes. The total net proceeds to us from the February 2024 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of approximately $2.1 million and estimated offering expenses of $0.4 million, were approximately $66.5 million.

The February 2024 Notes will mature on February 15, 2024 and bear interest at a rate of 6.000%. The February 2024 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after February 15, 2021. Interest on the February 2024 Notes is payable quarterly on February 15, May 15, August 15 and November 15 of each year, beginning May 15, 2019. The February 2024 Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSZ.” As of December 31, 2019, the outstanding principal balance of the February 2024 Notes was $69.0 million.

On October 16, 2019, we closed the public offering of approximately $55.0 million in aggregate principal amount of our 5.375% notes due 2024, or the “November 2024 Notes” (and collectively with the 2023 Notes and the February 2024 Notes, the “Public Notes”). On October 23, 2019, the underwriters exercised their option to purchase an additional $8.3 million in aggregate principal of the November 2024 Notes. The total net proceeds to us from the November 2024 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of approximately $1.9 million and estimated offering expenses of $0.3 million, were approximately $61.1 million.

The November 2024 Notes will mature on November 1, 2024 and bear interest at a rate of 5.375%. The November 2024 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after November 1, 2021. Interest on the November 2024 Notes is payable quarterly on February 1, May 1, August 1 and November 1 of each year, beginning February 1, 2020. The November 2024 Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSG.” As of December 31, 2019, the outstanding principal balance of the November 2024 Notes was approximately $63.3 million.

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

As of December 31, 2019, the weighted average stated interest rates for our SBA debentures, the Public Notes and the Credit Facility were 3.392%, 5.749% and 4.788%, respectively. As of December 31, 2019, we had $75.0 million of unutilized commitment under our Credit Facility. As of December 31, 2019, the weighted average stated interest rate on total debt outstanding was 4.665%.

As a BDC, we are generally required to meet an asset coverage ratio of at least 200.0% (or 150.0% on and after April 29, 2020) (defined as the ratio which the value of our consolidated total assets, less all consolidated liabilities and indebtedness not represented by senior securities, bears to the aggregate amount of senior securities representing indebtedness), which includes borrowings and any preferred stock we may issue in the future. This requirement limits the amount that we may borrow. We have received exemptive relief from the U.S. Securities and Exchange Commission (“SEC”) to allow us to exclude any indebtedness guaranteed by the SBA and issued by the Funds from the 200.0% asset coverage requirements, which, in turn, will enable us to fund more investments with debt capital. Recent legislation, however, modifies the required minimum asset coverage ratio from 200.0% to 150.0%, if certain requirements are met. Under the legislation, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective after the one-year anniversary of such approval.

On April 29, 2019, our Board, including a majority of the non-interested directors, approved a minimum asset coverage ratio of 150% under Sections 18(a)(1) and 18(a)(2) of the 1940 Act. As a result, we will become subject to the 150% asset coverage ratio effective as of April 29, 2020. At present time, we do not intend to seek stockholder approval to reduce our asset coverage requirement. As of December 31, 2019, the aggregate amount outstanding of the senior securities issued by the Company was $207.3 million, for which our asset coverage was 298.9%. The SBA-guaranteed debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC effective March 27, 2012. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

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

Stock Repurchase Program

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 29, 2019, the Board extended the Stock Repurchase Program through December 31, 2020, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and we cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. During the year ended December 31, 2018, we repurchased 44,821 shares of common stock on the open market for $0.6 million. We did not make any repurchases of common stock during the years ended December 31, 2019 and 2017. Refer to Note 8 to our consolidated financial statements for additional information concerning stock repurchases.

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

•

our board of directors engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result it is not in our stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where we determine that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. Our board of directors consulted with the independent valuation firm(s) in arriving at our determination of fair value for 13 and 16 of our portfolio company investments representing 30.9% and 36.0% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended December 31, 2019 and 2018, respectively) as of December 31, 2019 and 2018, respectively;

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

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Changes to the Disclosure Requirements for Fair Value Measurement, which is intended to improve fair value disclosure requirements by removing disclosures that are not cost-beneficial, clarifying disclosures’ specific requirements, and adding relevant disclosure requirements. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019. We adopted the ASU effective January 1, 2020. No significant changes to the fair value disclosures were necessary in the notes to the consolidated financial statements in order to comply with ASU 2018-13.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. We had off-balance sheet arrangements consisting of outstanding commitments to fund various undrawn revolving loans, other debt investments and capital commitments totaling $4.8 million and $10.9 million as of December 31, 2019 and 2018, respectively. Such outstanding commitments are summarized in the following table (dollars in millions):

	December 31, 2019				December 31, 2018
Portfolio Company - Investment	Total Commitment		Unfunded Commitment		Total Commitment		Unfunded Commitment
American AllWaste LLC (dba WasteWater Transport Services) - Delayed Draw Commitment - Term Loan-B	$—		$—		$3.0		$2.3
B&B Roadway and Security Solutions, LLC - Common Equity (Units)	—		—		0.1		0.1
FDS Avionics Corp. (dba Flight Display Systems) - Revolving Loan	0.2		—		0.2		0.1
French Transit, LLC - Revolving Loan	1.0		1.0		—		—
Mesa Line Services, LLC - Delayed Draw Term Loan Commitment	—		—		4.0		3.1
Rhino Assembly Company, LLC - Delayed Draw Commitment	0.9		0.9		0.9		0.9
Safety Products Group, LLC - Common Equity (Units)	2.9	(1)	2.9	(1)	2.9	(1)	2.9	(1)
UBEO, LLC - Delayed Draw Term Loan Commitment	—		—		1.5		1.5

Total	$5.0		$4.8		$12.6		$10.9

(1)

Portfolio company was no longer held at period end. The commitment represents our maximum potential liability related to certain guaranteed obligations stemming from the prior sale of the portfolio company’s underlying operations.

Additional detail for each of the commitments above is provided in our consolidated schedules of investments.

Contractual Obligations

As of December 31, 2019, our future fixed commitments (1) for cash payments are as follows:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(Dollars in millions)
SBA debentures	$157.5	$—	$—	$1.0	$156.5
Credit Facility borrowings	25.0	—	—	25.0	—
Public Notes	182.3	—	—	182.3	—

Total	$364.8	$—	$—	$208.3	$156.5

(1)

Fixed commitments in the table above include the principal balance of the obligations as of December 31, 2019. While these obligations are outstanding, we will also incur related interest expense. The amount of interest expense that we ultimately incur will depend on the timing of repayments (which may occur on or before the stated maturity dates), and, as it relates to our Credit Facility, changes in the underlying variable reference interest rates. As of December 31, 2019, the weighted average stated interest rates for our SBA debentures, the Public Notes and the Credit Facility were 3.392%, 5.749% and 4.788%, respectively. As of December 31, 2019, we had $75.0 million of unutilized commitment under our Credit Facility.

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

Recent Developments

On January 10, 2020, we received a distribution on our equity investment in Fiber Materials Inc., resulting in a realized gain of approximately $9.8 million.

On January 29, 2020, we exited our debt investment in Hunter Defense Technologies, Inc. We received payment in full of $9.2 million on our first lien debt.

On January 31, 2020, we invested $11.0 million in a revolving loan and first lien debt of Combined Systems, Inc., a leading designer, manufacturer, and marketer of non-lethal security products for the global defense and law enforcement markets.

On February 7, 2020, we invested $15.0 million in first lien debt of Routeware, Inc., a leading provider of highly integrated fleet automation software and systems for waste haulers and municipalities.

On February 12, 2020, our board of directors declared a regular quarterly dividend of $0.39 per share payable on March 27, 2020 to stockholders of record as of March  13, 2020.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. As of December 31, 2019 and 2018, 17 and seven portfolio companies’ debt investments, respectively, bore interest at a variable rate, which represented $181.3 million and $75.9 million of our portfolio on a fair value basis, respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Our pooled SBA debentures and our Public Notes bear interest at fixed rates. Our Credit Facility bears interest, at our election, at a rate per annum equal to (a) 3.00% (or 2.75% if certain conditions are satisfied, including if (x) no equity interests are included in the borrowing base, (y) the contribution to the borrowing base of eligible portfolio investments that are performing first lien bank loans is greater than or equal to 35%, and (z) the contribution to the borrowing base of eligible portfolio investments that are performing first lien bank loans, performing last out loans, or performing second lien loans is greater than or equal to 60%) plus the one, two, three or six month LIBOR rate, as applicable, or (b) 2.00% (or 1.75% if the above conditions are satisfied) plus the highest of (A) a prime rate, (B) the Federal Funds rate plus 0.5%, (C) three month LIBOR plus 1.0%, and (D) zero.

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

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of December 31, 2019 (dollars in millions):

Basis Point Increase (Decrease)	Interest Income Increase (Decrease) (1)	Interest Expense Increase (Decrease)	Net Increase (Decrease)	Net Investment Income (2)
(200)	$(1.0)	$(0.4)	$(0.6)	$(0.5)
(150)	(0.9)	(0.4)	(0.5)	(0.4)
(100)	(0.7)	(0.3)	(0.4)	(0.3)
(50)	(0.4)	(0.1)	(0.3)	(0.2)
50	0.9	0.1	0.8	0.6
100	1.8	0.2	1.6	1.3
150	2.7	0.4	2.3	1.8
200	3.6	0.5	3.1	2.5
250	4.5	0.6	3.9	3.1
300	5.4	0.7	4.7	3.8

(1)	Certain of our variable rate debt investments have a LIBOR interest rate floor, which lessens the impact of decreases in interest rates.
(2)	Includes the impact of income incentive fee at 20.0% on net increase (decrease) in net interest.

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Fidus Investment Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Fidus Investment Corporation and Subsidiaries (collectively, the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of Fidus Investment Corporation and Subsidiaries as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 27, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2019 and 2018, by correspondence with custodians, portfolio companies or agents or by other appropriate procedures where replies from custodians, portfolio companies or agents were not received. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2007.

Chicago, Illinois
February 27, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Fidus Investment Corporation and Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited Fidus Investment Corporation and Subsidiaries’ (collectively, the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of the Company as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2019 and the related notes to the financial statements of the Company and our report dated February 27, 2020 expressed an unqualified opinion.

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

/s/ RSM US LLP

Chicago, Illinois
February 27, 2020

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	December 31, 2019	December 31, 2018
ASSETS
Investments, at fair value:
Control investments (cost: $27,718 and $22,697, respectively)	$21,820	$18,820
Affiliate investments (cost: $56,328 and $70,924, respectively)	121,555	123,051
Non-control/non-affiliate investments (cost: $620,453 and $505,129, respectively)	623,544	501,111

Total investments, at fair value (cost: $704,499 and $598,750, respectively)	766,919	642,982
Cash and cash equivalents	15,012	42,015
Interest receivable	6,331	7,528
Prepaid expenses and other assets	1,177	1,351

Total assets	$789,439	$693,876

LIABILITIES
SBA debentures, net of deferred financing costs (Note 6)	$153,802	$186,734
Public Notes, net of deferred financing costs (Note 6)	176,901	48,411
Borrowings under Credit Facility, net of deferred financing costs (Note 6)	23,899	36,358
Accrued interest and fees payable	3,505	2,812
Base management fee payable – due to affiliate	3,334	2,927
Income incentive fee payable – due to affiliate	1,497	2,785
Capital gains incentive fee payable – due to affiliate	12,715	9,415
Administration fee payable and other – due to affiliate	487	474
Taxes payable	547	803
Accounts payable and other liabilities	442	172

Total liabilities	377,129	290,891

Commitments and contingencies (Note 7)
NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 24,463,119 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively)	24	24
Additional paid-in capital	366,061	366,688
Total distributable earnings	46,225	36,273

Total net assets	412,310	402,985

Total liabilities and net assets	$789,439	$693,876

Net asset value per common share	$16.85	$16.47

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations

(in thousands, except shares and per share data)

	Years Ended December 31,
	2019	2018	2017
Investment Income:
Interest income
Control investments	$848	$246	$56
Affiliate investments	5,257	6,868	9,173
Non-control/non-affiliate investments	56,070	53,769	45,871

Total interest income	62,175	60,883	55,100
Payment-in-kind interest income
Control investments	2,122	661	152
Affiliate investments	388	698	1,834
Non-control/non-affiliate investments	6,590	5,216	5,053

Total payment-in-kind interest income	9,100	6,575	7,039
Dividend income
Control investments	—	—	—
Affiliate investments	1,454	3,454	898
Non-control/non-affiliate investments	(30)	556	964

Total dividend income	1,424	4,010	1,862
Fee income
Control investments	349	—	—
Affiliate investments	26	80	378
Non-control/non-affiliate investments	3,913	4,729	4,085

Total fee income	4,288	4,809	4,463
Interest on idle funds and other income	119	148	151

Total investment income	77,106	76,425	68,615

Expenses:
Interest and financing expenses	17,072	12,659	9,803
Base management fee	12,399	11,365	9,788
Incentive fee - income	7,445	9,413	8,913
Incentive fee - capital gains	3,299	2,938	2,055
Administrative service expenses	1,583	1,462	1,428
Professional fees	1,553	1,343	1,433
Other general and administrative expenses	1,286	1,467	1,208

Total expenses	44,637	40,647	34,628

Net investment income before income taxes	32,469	35,778	33,987
Income tax provision (benefit)	500	720	220

Net investment income	31,969	35,058	33,767

Net realized and unrealized gains (losses) on investments:
Net realized gains (losses):
Control investments	(1,268)	—	—
Affiliate investments	(64)	10,786	4,460
Non-control/non-affiliate investments	161	(21,055)	13,444

Total net realized gain (loss) on investments	(1,171)	(10,269)	17,904
Income tax (provision) benefit from realized gains on investments	(121)	(758)	(2,204)
Net change in unrealized appreciation (depreciation):
Control investments	(2,021)	(2,306)	(1,571)
Affiliate investments	13,100	20,477	13,632
Non-control/non-affiliate investments	7,109	7,547	(17,487)

Total net change in unrealized appreciation (depreciation) on investments	18,188	25,718	(5,426)

Net gain (loss) on investments	16,896	14,691	10,274
Realized losses on extinguishment of debt	(399)	(297)	(90)

Net increase in net assets resulting from operations	$48,466	$49,452	$43,951

Per common share data:
Net investment income per share-basic and diluted	$1.31	$1.43	$1.44

Net increase in net assets resulting from operations per share — basic and diluted	$1.98	$2.02	$1.87

Dividends declared per share	$1.60	$1.60	$1.60

Weighted average number of shares outstanding — basic and diluted	24,463,119	24,471,730	23,527,188

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets

(in thousands, except shares)

	Common Stock
	Number of shares	Par value	Additional paid-in capital	Total distributable earnings	Total net assets
Balances at December 31, 2016	22,446,076	$22	$340,169	$13,594	$353,785
Public offerings of common stock, net of expenses (Note 8)	2,012,500	2	32,328	—	32,330
Shares issued under dividend reinvestment plan	49,364	—	799	—	799
Net investment income	—	—	—	33,767	33,767
Net realized gain (loss) on investments, net of taxes	—	—	—	15,200	15,200
Net unrealized appreciation (depreciation) on investments	—	—	—	(4,926)	(4,926)
Realized losses on extinguishment of debt	—	—	—	(90)	(90)
Dividends declared	—	—	—	(37,592)	(37,592)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(2,500)	2,500	—

Balances at December 31, 2017	24,507,940	$24	$370,796	$22,453	$393,273
Repurchases of common stock under Stock Repurchase Program (Note 8)	(44,821)	—	(582)	—	(582)
Net investment income	—	—	—	35,058	35,058
Net realized gain (loss) on investments, net of taxes	—	—	—	(11,027)	(11,027)
Net unrealized appreciation (depreciation) on investments	—	—	—	25,718	25,718
Realized losses on extinguishment of debt	—	—	—	(297)	(297)
Dividends declared	—	—	—	(39,158)	(39,158)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(3,526)	3,526	—

Balances at December 31, 2018	24,463,119	$24	$366,688	$36,273	$402,985
Net investment income	—	—	—	31,969	31,969
Net realized gain (loss) on investments, net of taxes	—	—	—	(788)	(788)
Net unrealized appreciation (depreciation) on investments	—	—	—	17,684	17,684
Realized losses on extinguishment of debt				(399)	(399)
Dividends declared	—	—	—	(39,141)	(39,141)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(627)	627	—

Balances at December 31, 2019	24,463,119	$24	$366,061	$46,225	$412,310

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$48,466	$49,452	$43,951
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used for) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(18,188)	(25,718)	5,426
Net realized (gain) loss on investments	1,171	10,269	(17,904)
Interest and dividend income paid-in-kind	(9,100)	(6,662)	(7,706)
Accretion of original issue discount	(72)	(775)	(385)
Accretion of loan origination fees	(1,023)	(984)	(1,472)
Purchase of investments	(219,173)	(212,264)	(214,681)
Proceeds from sales and repayments of investments	120,600	188,255	163,656
Proceeds from loan origination fees	1,848	1,205	1,212
Realized losses on extinguishment of debt	399	297	90
Amortization of deferred financing costs	1,852	1,370	1,155
Changes in operating assets and liabilities:
Interest receivable	1,197	(117)	(3,004)
Prepaid expenses and other assets	156	(412)	(174)
Accrued interest and fees payable	692	100	(410)
Base management fee payable – due to affiliate	407	341	375
Income incentive fee payable – due to affiliate	(1,288)	631	(43)
Capital gains incentive fee payable – due to affiliate	3,300	2,938	2,055
Administration fee payable and other – due to affiliate	13	(88)	(8)
Taxes payable	(256)	303	(55)
Accounts payable and other liabilities	271	7	(277)

Net cash provided by (used for) operating activities	(68,728)	8,148	(28,199)

Cash Flows from Financing Activities:
Proceeds from stock offerings, net of expenses	—	—	32,330
Proceeds received from SBA debentures	7,500	27,000	49,000
Repayments of SBA debentures	(41,000)	(67,300)	(41,700)
Proceeds received from issuance of Public Notes	132,250	50,000	—
Proceeds received from (repayments of) borrowings under Credit Facility, net	(11,500)	25,000	11,500
Payment of deferred financing costs	(6,384)	(2,665)	(1,649)
Dividends paid to stockholders, including expenses	(39,141)	(39,158)	(36,793)
Repurchases of common stock under Stock Repurchase Program	—	(582)	—

Net cash provided by (used for) financing activities	41,725	(7,705)	12,688

Net increase (decrease) in cash and cash equivalents	(27,003)	443	(15,511)
Cash and cash equivalents:
Beginning of period	42,015	41,572	57,083

End of period	$15,012	$42,015	$41,572

Supplemental disclosure of cash flow information:
Cash payments for interest	$14,527	$11,189	$9,058
Cash payments for taxes, net of tax refunds received	$877	$1,175	$2,479
Non-cash financing activities:
Shares issued under dividend reinvestment plan	$—	$—	$799
Proceeds receivable from stock offering	$—	$—	$0

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Variable Index Spread / Floor (d)	Rate (e) Cash/PIK	Investment Date (f)	Maturity	Principal Amount	Cost	Fair Value (g)	Percent of Net Assets
Control Investments (t)
FDS Avionics Corp. (dba Flight Display Systems)	Aerospace & Defense Manufacturing
Second Lien Debt			6.00%/9.00%	11/5/2014	12/31/2021	$4,420	$4,418	$4,227
Revolving Loan ($30 commitment)			6.00%/9.00%	4/12/2018	12/31/2021	261	261	261
Common Equity (7,478 shares) (j)				11/10/2017			748	—
Preferred Equity (2,550 shares)				12/26/2019			2,550	915

							7,977	5,403	1%
US GreenFiber, LLC	Building Products Manufacturing
Second Lien Debt (k)			7.00%/6.00%	7/3/2014	8/30/2024	14,498	14,494	11,757
Second Lien Debt (k)			7.50%/7.50%	11/9/2018	8/30/2024	4,660	4,660	4,660
Common Equity (2,522 units) (h)(j)				7/3/2014			586	—
Common Equity (425,508 units) (j)				8/30/2019			1	—

							19,741	16,417	4%

Total Control Investments							$27,718	$21,820	5%

Affiliate Investments (l)
FAR Research Inc. (n)	Specialty Chemicals
Common Equity (1,396 units)				3/31/2014			$—	$28	0%

Fiber Materials, Inc.	Aerospace & Defense Manufacturing
Common Equity (10 units)				11/30/2016			645	10,449	3%

Medsurant Holdings, LLC	Healthcare Services
Second Lien Debt			13.00%/0.00%	12/18/2015	6/30/2020	8,823	8,814	8,823
Preferred Equity (126,662 units) (h)				4/12/2011			1,346	1,780
Warrant (505,176 units) (h)(m)				4/12/2011			4,516	6,377

							14,676	16,980	4%
Microbiology Research Associates, Inc.	Healthcare Services
Subordinated Debt			11.00%/1.50%	5/13/2015	3/13/2022	8,930	8,921	8,930
Common Equity (1,625,731 units) (j)				5/13/2015			1,939	2,681

							10,860	11,611	3%
Mirage Trailers LLC	Utility Equipment Manufacturing
Second Lien Debt (k)		(L + 8.50%) / (1.00%)	10.20%/4.50%	11/25/2015	11/25/2020	6,250	6,253	6,250
Common Equity (2,500,000 shares) (o)				11/25/2015			2,184	968

							8,437	7,218	2%
Pfanstiehl, Inc.	Healthcare Products
Subordinated Debt			10.50%/0.00%	3/29/2013	9/29/2022	6,208	6,201	6,208
Common Equity (8,500 units) (j)				3/29/2013			850	26,614

							7,051	32,822	8%
Pinnergy, Ltd.	Oil & Gas Services
Common Equity - Class A-2 (42,500 units) (k)				10/13/2016			3,000	29,831
Common Equity - Class B (1,000 units) (k)				10/13/2016			3,000	3,147

							6,000	32,978	8%
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Second Lien Debt			12.00%/1.50%	11/12/2015	5/12/2021	7,667	7,659	7,667
Common Equity (1,000,000 units)				11/12/2015			1,000	1,802

							8,659	9,469	2%

Total Affiliate Investments							$56,328	$121,555	30%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Variable Index Spread /Floor (d)	Rate (e) Cash/PIK	Investment Date (f)	Maturity	Principal Amount	Cost	Fair Value (g)	Percent of Net Assets

Non-control/Non-affiliate Investments
Accent Food Services, LLC	Vending Equipment Manufacturing
Second Lien Debt (k)(p)			10.00%/5.00%	11/30/2016	5/30/2022	$33,842	$33,760	$31,626
Subordinated Debt (j)(p)			0.00%/17.00%	6/28/2019	5/30/2022	1,567	1,567	1,441
Common Equity (7,885 units) (h)(j)				11/30/2016			800	227

							36,127	33,294	8%
Allied 100 Group, Inc.	Healthcare Products
Subordinated Debt (k)			11.25%/0.00%	7/31/2019	5/26/2023	21,500	21,405	21,405
Common Equity (1,250,000 units) (j)				11/26/2014			1,250	1,465

							22,655	22,870	6%
Alzheimer’s Research and Treatment Center, LLC	Healthcare Services
First Lien Debt (j)(w)		(L + 5.75%) / (2.00%)	7.75%/0.00%	10/23/2018	10/23/2023	6,500	6,461	6,500
Common Equity (1,000 units) (h)(j)				10/23/2018			1,000	1,406

							7,461	7,906	2%
American AllWaste LLC (dba WasteWater Transport Services)	Environmental Industries
Second Lien Debt (j)		(L + 11.00%) / (2.00%)	13.00%/0.00%	5/31/2018	11/30/2023	17,503	17,411	17,503
Preferred Equity (500 units) (h)(j)				5/31/2018			500	540
Preferred Equity (207 units) (h)(j)				8/6/2019			250	250

							18,161	18,293	4%
Argo Turboserve Corporation	Business Services
Second Lien Debt (j)		(L + 9.75%) / (2.00%)	11.84%/0.00%	12/26/2018	6/28/2023	14,156	14,098	14,156	3%

AVC Investors, LLC (dba Auveco)	Specialty Distribution
Second Lien Debt (k)			11.50%/0.00%	1/3/2018	7/3/2023	22,500	22,427	22,500
Common Equity (5,000 units) (j)				1/3/2018			490	776

							22,917	23,276	6%
B&B Roadway and Security Solutions, LLC	Component Manufacturing
Second Lien Debt			10.50%/3.50%	2/27/2018	8/27/2023	10,493	10,456	9,569
Common Equity (50,000 units) (h)(j)				2/27/2018			500	200

							10,956	9,769	2%
Bandon Fitness (Texas), Inc.	Retail
First Lien Debt (j)(z)		(L + 6.00%) / (2.25%)	8.25%/0.00%	8/9/2019	8/9/2024	13,250	12,785	12,785
Common Equity (497,549 units) (j)				8/9/2019			849	849

							13,634	13,634	3%
BCC Group Holdings, Inc.	Information Technology Services
Subordinated Debt			11.00%/1.00%	1/28/2019	4/11/2023	18,167	18,027	18,167
Common Equity (451 shares)				1/28/2019			232	167
Preferred Equity (14 shares)				1/28/2019			143	143

							18,402	18,477	4%
BCM One Group Holdings, Inc.	Information Technology Services
Subordinated Debt (k)			11.00%/0.00%	1/3/2019	7/3/2024	27,000	26,888	27,000
Common Equity (2,286 shares)				1/3/2019			2	332
Preferred Equity (133 shares)				1/3/2019			1,330	1,330

							28,220	28,662	7%
Bedford Precision Parts LLC	Specialty Distribution
First Lien Debt (j)(s)		(L + 6.25%) / (2.00%)	8.25%/0.00%	3/12/2019	3/12/2024	5,000	4,969	5,000
Common Equity (500,000 units) (h)(j)				3/12/2019			500	445

							5,469	5,445	1%
Cardboard Box LLC (dba Anthony’s Coal Fired Pizza)	Restaurants
Common Equity (521,021 units) (j)				12/15/2015			521	113
Preferred Equity (99,889 units) (j)				12/6/2019			49	146

							570	259	0%
ControlScan, Inc.	Information Technology Services
Subordinated Debt (j)			11.00%/0.00%	7/28/2017	1/28/2023	6,750	6,731	6,750
Common Equity (3,704 shares) (j)				7/28/2017			4	624
Preferred Equity (100 shares) (j)				7/28/2017			996	996

							7,731	8,370	2%
CRS Solutions Holdings, LLC (dba CRS Texas)	Business Services
Second Lien Debt			10.50%/1.00%	3/14/2018	9/14/2023	9,166	9,136	9,166
Common Equity (750,000 units) (h)(j)				3/14/2018			750	822

							9,886	9,988	2%
Diversified Search LLC	Business Services
First Lien Debt (k)(r)		(L + 5.75%) / (1.75%)	7.69%/0.00%	2/7/2019	2/7/2024	15,155	14,939	15,155
Common Equity (573 units) (h)(j)				2/7/2019			593	724

							15,532	15,879	4%
EBL, LLC (EbLens)	Retail
Second Lien Debt (j)			12.00%/1.00%	7/13/2017	1/13/2023	9,484	9,433	9,484
Common Equity (75,000 units) (j)				7/13/2017			750	669

							10,183	10,153	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Variable Index Spread /Floor (d)	Rate (e) Cash/PIK	Investment Date (f)	Maturity	Principal Amount	Cost	Fair Value (g)	Percent of Net Assets
French Transit, LLC	Consumer Products
First Lien Debt (j)		(L + 9.00%) / (2.25%)	11.25%/0.00%	6/21/2019	6/21/2024	$8,000	$7,964	$8,000
Revolving Loan ($1,000 commitment) (j)(u)		(L + 9.00%) / (2.25%)	11.25%/0.00%	6/21/2019	6/21/2024	—	(4)	—

							7,960	8,000	2%
Global Plasma Solutions, Inc.	Component Manufacturing
First Lien Debt (j)(v)		(L + 5.00%) / (2.00%)	7.10%/0.00%	9/21/2018	9/21/2023	7,071	7,013	7,071
Preferred Equity (947 shares) (j)				9/21/2018			360	399
Common Equity (947 shares) (j)				9/21/2018			15	161

							7,388	7,631	2%
Gurobi Optimization, LLC	Information Technology Services
Common Equity (5 shares)				12/19/2017			1,500	3,382	1%

Haematologic Technologies, Inc.	Healthcare Services
First Lien Debt (x)		(L + 7.25%) / (2.00%)	9.25%/0.00%	10/11/2019	10/11/2024	5,500	5,461	5,461
Common Equity (500 units) (j)				10/11/2019			500	500

							5,961	5,961	1%
Hilco Plastics Holdings, LLC (dba Hilco Technologies)	Component Manufacturing
Second Lien Debt			11.50%/1.50%	9/23/2016	12/31/2019	10,116	10,116	9,057
Revolving Loan (j)		(L + 6.50%) / (0.00%)	8.26%/0.00%	12/20/2019	12/15/2019	5,962	5,962	5,962
First Lien Debt (j)		(L + 6.95%) / (0.00%)	8.66%/0.00%	12/20/2019	12/15/2019	4,812	4,812	4,812
First Lien Debt (j)		(L + 6.95%) / (0.00%)	8.64%/0.00%	12/20/2019	12/15/2019	1,815	1,815	1,815
Preferred Equity (1,000,000 units) (h)(j)				4/18/2018			1,000	—
Common Equity (72,507 units) (h)(j)				9/23/2016			473	—

							24,178	21,646	5%
Hoonuit, LLC	Information Technology Services
First Lien Debt		(L + 9.25%) / (2.25%)	11.50%/0.00%	6/7/2019	6/7/2024	7,165	7,121	7,165
Preferred Equity (610 units) (h)(j)				6/20/2019	1/1/2022		250	279

							7,371	7,444	2%
Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt (k)			12.25%/0.00%	3/23/2016	9/23/2021	25,000	24,947	25,000
Common Equity (7,500 units)				3/23/2016			263	1,488

							25,210	26,488	6%
Hunter Defense Technologies, Inc.	Aerospace & Defense Manufacturing
First Lien Debt (j)		(L + 7.00%) / (1.00%)	8.94%/0.00%	9/27/2018	3/29/2023	9,246	9,174	9,246	2%

IBH Holdings, LLC (fka Inflexxion, Inc.)	Business Services
Common Equity (150,000 units)				6/20/2018			—	—	0%

K2 Merger Agreement Agent, LLC (fka K2 Industrial Services, Inc.) (n)	Industrial Cleaning & Coatings
Second Lien Debt			0.00%/10.00%	1/28/2019	1/28/2021	2,309	2,309	2,309	1%

The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Second Lien Debt (k)			12.00%/0.00%	12/8/2017	6/8/2024	15,000	14,948	13,024
Common Equity (765 shares) (j)				12/8/2017			765	609

							15,713	13,633	3%
LNG Indy, LLC (dba Kinetrex Energy)	Oil & Gas Distribution
Second Lien Debt (k)			11.50%/0.00%	12/28/2016	11/12/2021	5,000	4,991	5,000
Common Equity (1,000 units)				12/28/2016			1,000	1,264

							5,991	6,264	2%
Marco Group International OpCo, LLC	Industrial Cleaning & Coatings
Second Lien Debt			10.50%/0.75%	7/21/2017	1/21/2023	12,225	12,192	12,120
Common Equity (960,482 units) (h)(j)				7/21/2017			960	1,063

							13,152	13,183	3%
Mesa Line Services, LLC	Utilities: Services
Second Lien Debt (j)			10.50%/1.75%	11/30/2017	8/1/2024	17,221	17,133	17,221
Common Equity (981 shares) (j)				11/30/2017			1,148	961

							18,281	18,182	4%
Midwest Transit Equipment, Inc.	Transportation services
Warrant (14,384 shares) (j)(m)				6/23/2017			361	1,244
Warrant (9.59% of Junior Subordinated Notes) (j)(q)				6/23/2017			381	467

							742	1,711	0%
NGT Acquisition Holdings, LLC (dba Techniks Industries)	Component Manufacturing
Common Equity (378 units) (j)				5/24/2017			500	155	0%

OMC Investors, LLC (dba Ohio Medical Corporation)	Healthcare Products
Second Lien Debt			12.00%/0.00%	1/15/2016	7/15/2021	10,000	9,972	10,000
Common Equity (5,000 units)				1/15/2016			500	475

							10,472	10,475	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Variable Index Spread / Floor (d)	Rate (e) Cash/PIK	Investment Date (f)	Maturity	Principal Amount	Cost	Fair Value (g)	Percent of Net Assets
Palisade Company, LLC	Information Technology Services
Subordinated Debt (j)			11.75%/0.00%	11/15/2018	5/15/2024	$6,500	$6,474	$6,500
Common Equity (100 shares) (j)				11/15/2018			1,000	901

							7,474	7,401	2%
Palmetto Moon, LLC	Retail
First Lien Debt			11.50%/2.50%	11/3/2016	10/31/2021	4,963	4,949	4,963
Common Equity (499 units) (j)				11/3/2016			494	67

							5,443	5,030	1%
Power Grid Components, Inc.	Specialty Distribution
Second Lien Debt (k)			11.00%/1.00%	4/12/2018	12/2/2025	22,207	22,115	22,207
Preferred Equity (392 shares) (j)				4/12/2018			392	459
Preferred Equity (48 shares) (j)				12/2/2019			48	57
Common Equity (10,622 shares) (j)				4/12/2018			462	610

							23,017	23,333	6%
Prime AE Group, Inc.	Business Services
First Lien Debt (j)		(L + 6.25%) / (2.00%)	8.25%/0.00%	11/25/2019	11/25/2024	7,500	7,312	7,312
Preferred Equity (500,000 shares) (j)				11/25/2019			500	500

							7,812	7,812	2%
Pugh Lubricants, LLC	Specialty Distribution
Second Lien Debt (k)			12.25%/0.00%	11/10/2016	5/10/2022	23,581	23,521	23,581
Common Equity (6,125 units) (h)(j)				11/10/2016			576	1,199

							24,097	24,780	6%
Revenue Management Solutions, LLC	Information Technology Services
Common Equity (2,250,000 shares)				1/4/2017			2,250	5,120	1%

Rhino Assembly Company, LLC	Specialty Distribution
Second Lien Debt (k)			12.00%/1.00%	8/11/2017	2/11/2023	11,440	11,402	10,101
Delayed Draw Commitment ($875 commitment) (i)(j)			12.00%/1.00%	8/11/2017	5/17/2022	—	—	—
Preferred Equity (8,864 units) (h)(j)				8/11/2017			944	499

							12,346	10,600	3%
Road Safety Services, Inc.	Business Services
Second Lien Debt			11.25%/1.50%	9/18/2018	3/18/2024	10,222	10,185	10,222
Common Equity (655 units)				9/18/2018			621	680

							10,806	10,902	3%
Rohrer Corporation	Packaging
Subordinated Debt (j)			10.50%/1.00%	10/1/2018	4/1/2024	13,875	13,822	13,875
Common Equity (400 shares)				7/18/2016			780	1,256

							14,602	15,131	4%
SES Investors, LLC (dba SES Foam)	Building Products Manufacturing
Second Lien Debt			13.00%/0.00%	9/8/2016	12/29/2020	3,095	3,082	3,095
Common Equity (6,000 units) (h)(j)				9/8/2016			567	856

							3,649	3,951	1%
Software Technology, LLC	Information Technology Services
Subordinated Debt (k)			11.00%/0.00%	12/23/2016	6/23/2023	10,000	9,972	10,000
Common Equity (12 shares)				12/23/2016			1,291	1,578

							11,263	11,578	3%
Specialized Elevator Services Holdings, LLC	Business Services
First Lien Debt (j)(y)		(L + 5.25%) / (2.00%)	7.25%/0.00%	5/7/2019	5/3/2024	7,080	6,985	7,080
Common Equity (500 units) (j)				5/8/2019			500	554

							7,485	7,634	2%
SpendMend LLC	Business Services
Second Lien Debt (k)			11.00%/1.00%	1/8/2018	7/8/2023	10,491	10,456	10,491
Common Equity (1,000,000 units)				1/8/2018			1,000	1,400

							11,456	11,891	3%
TransGo, LLC	Component Manufacturing
Common Equity (1,000 units)				2/28/2017			998	1,005	0%

The Tranzonic Companies	Specialty Distribution
Subordinated Debt (j)			10.00%/1.50%	3/27/2018	3/27/2025	6,922	6,870	6,922
Preferred Equity (5,653 units) (j)				3/27/2018			565	663
Common Equity (1 units) (j)				3/27/2018			—	26

							7,435	7,611	2%
UBEO, LLC	Business Services
Subordinated Debt (j)			11.00%/0.00%	4/3/2018	10/3/2024	13,893	13,792	13,645
Common Equity (705,000 units) (h)(j)				4/3/2018			705	811

							14,497	14,456	4%
United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)(j)				4/1/2012			1,008	24
Warrant (57,469 units) (m)				3/5/2012			566	20

							1,574	44	0%
Vanguard Dealer Services, L.L.C. (n)	Business Services
Common Equity (6,000 units)				7/30/2015			—	22
Common Equity (2,380 units) (j)				2/2/2018			—	9

							—	31	0%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Variable Index Spread / Floor (d)	Rate (e) Cash/PIK	Investment Date (f)	Maturity	Principal Amount	Cost	Fair Value (g)	Percent of Net Assets
Virginia Tile Company, LLC	Specialty Distribution
Second Lien Debt (k)			12.25%/0.00%	12/19/2014	4/7/2022	$12,000	$11,989	$12,000
Common Equity (17 units)				12/19/2014			342	860

							12,331	12,860	3%
Wheel Pros, Inc.	Specialty Distribution
Second Lien Debt (j)		(L + 8.50%) / (0.00%)	10.30%/0.00%	5/17/2019	4/4/2026	20,000	19,818	20,000
Preferred Equity (694,444 units) (j)				5/15/2019			1,500	1,781

							21,318	21,781	5%
Worldwide Express Operations, LLC	Transportation services
Second Lien Debt (j)		(L + 8.00%) / (1.00%)	9.90%/0.00%	2/27/2017	2/3/2025	20,000	19,740	20,000
Common Equity (4,000 units) (h)(j)				2/27/2017			2,956	4,452

							22,696	24,452	6%

Total Non-control/Non-affiliate Investments							$620,453	$623,544	151%

Total Investments							$704,499	$766,919	186%

(a)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(b)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(c)	All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.
(d)

Variable rate investments bear interest at a rate indexed to LIBOR (L), which is reset monthly, bimonthly, quarterly, or semi-annually. Certain variable rate investments also include a LIBOR interest rate floor. For each investment, the Company has provided the spread over the reference rate and the LIBOR floor, if any, as of December 31, 2019.

(e)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of December 31, 2019. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
(f)	Investment date represents the date of the initial investment in the security.
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
(i)

The disclosed commitment represents the unfunded amount as of December 31, 2019. The Company is earning 0.50% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate which will be earned if the commitment is funded.

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

(n)	Investment in portfolio company that has sold its operations and is in the process of winding down.
(o)	Income producing. Maturity date, if any, represents mandatory redemption date.
(p)	Investment was on non-accrual status as of December 31, 2019, meaning the Company has ceased recognizing interest income on the investment.
(q)	Warrant entitles the Company to purchase 9.59% of the outstanding principal of Junior Subordinated Notes prior to exercise, and is non-income producing.
(r)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.70% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(s)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.95% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(u)

The disclosed commitment represents the unfunded amount as of December 31, 2019. The Company is earning 0.75% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

(v)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.32% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(w)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.95% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(x)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.73% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(y)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.68% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(z)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.41% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2018

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Variable Index Spread / Floor (d)	Rate (e) Cash/PIK	Investment Date (f)	Maturity	Principal Amount	Cost	Fair Value (g)	Percent of Net Assets
Control Investments (s)
FDS Avionics Corp. (dba Flight Display Systems)	Aerospace & Defense Manufacturing
Second Lien Debt			4.00%/11.00%	11/5/2014	4/1/2020	$6,203	$6,196	$5,397
Revolving Loan ($50 commitment)			4.00%/11.00%	4/12/2018	4/1/2020	215	215	215
Common Equity (7,478 shares) (j)				11/10/2017			748	—

							7,159	5,612	2%
K2 Industrial Services, Inc.	Industrial Cleaning & Coatings
Second Lien Debt (p)			0.00%/15.00%	10/25/2016	6/25/2020	10,453	10,423	10,453
Second Lien Debt (p)			0.00%/12.00%	10/25/2016	6/25/2020	2,261	2,255	1,155
Second Lien Debt (p)			0.00%/19.00%	10/17/2018	6/25/2020	1,600	1,592	1,600
Common Equity (1,673 shares)				9/30/2016			1,268	—

							15,538	13,208	3%

Total Control Investments							$22,697	$18,820	5%

Affiliate Investments (l)
FAR Research Inc. (n)	Specialty Chemicals
Common Equity (1,396 units)				3/31/2014			$—	$116	0%

Fiber Materials, Inc.	Aerospace & Defense Manufacturing
Second Lien Debt			12.00%/0.00%	11/30/2016	5/30/2022	$4,044	4,032	4,044
Common Equity (10 units)				11/30/2016			1,000	2,104

							5,032	6,148	2%
Medsurant Holdings, LLC	Healthcare Services
Second Lien Debt			13.00%/0.00%	12/18/2015	6/30/2020	8,823	8,795	8,823
Preferred Equity (126,662 units) (h)				4/12/2011			1,346	2,703
Warrant (505,176 units) (h)(m)				4/12/2011			4,516	9,820

							14,657	21,346	5%
Microbiology Research Associates, Inc.	Healthcare Services
Subordinated Debt			11.00%/1.50%	5/13/2015	3/13/2022	8,798	8,783	8,122
Common Equity (1,625,731 units) (j)				5/13/2015			1,938	1,924

							10,721	10,046	3%
Mirage Trailers LLC	Utility Equipment Manufacturing
Second Lien Debt (k)		(L + 11.50%) / (1.00%)	13.85%/1.50%	11/25/2015	11/25/2020	6,109	6,075	6,109
Common Equity (2,500,000 shares) (o)				11/25/2015			2,179	3,174

							8,254	9,283	2%
Pfanstiehl, Inc.	Healthcare Products
Subordinated Debt			10.50%/0.00%	3/29/2013	9/29/2022	6,208	6,197	6,208
Common Equity (8,500 units) (j)				3/29/2013			850	13,815

							7,047	20,023	5%
Pinnergy, Ltd.	Oil & Gas Services
Second Lien Debt (k)			12.00%/0.00%	10/13/2016	1/24/2020	4,000	3,993	4,000
Common Equity - Class A-2 (42,500 units) (k)				10/13/2016			3,000	33,878
Common Equity - Class B (1,000 units) (k)				10/13/2016			3,000	3,000

							9,993	40,878	10%
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Second Lien Debt			12.00%/1.50%	11/12/2015	5/12/2021	7,553	7,538	7,553
Common Equity (1,000,000 units)				11/12/2015			1,000	1,357

							8,538	8,910	2%
Trantech Radiator Products, Inc.	Utility Equipment Manufacturing
Second Lien Debt (j)			13.75%/0.00%	11/4/2011	12/31/2019	5,994	5,994	5,994
Common Equity (6,875 shares) (j)				11/4/2011			688	307

							6,682	6,301	2%

Total Affiliate Investments							$70,924	$123,051	31%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2018

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Variable Index Spread / Floor (d)	Rate (e) Cash/PIK	Investment Date (f)	Maturity	Principal Amount	Cost	Fair Value (g)	Percent of Net Assets
Non-control/Non-affiliate Investments
Accent Food Services, LLC	Vending Equipment Manufacturing
Second Lien Debt (k)			10.00%/5.00%	11/30/2016	5/30/2022	$30,312	$30,205	$28,879
Common Equity (7,885 units) (h)(j)				11/30/2016			800	462

							31,005	29,341	7%
Allied 100 Group, Inc.	Healthcare Products
Common Equity (1,250,000 units) (j)				11/26/2014			1,250	1,744	0%

Alzheimer’s Research and Treatment Center	Healthcare Services
First Lien Debt (j)(v)		(L + 5.75%) / (2.00%)	8.23%/0.00%	10/23/2018	10/23/2023	6,500	6,451	6,451
Common Equity (1,000 units) (h)(j)				10/23/2018			1,000	1,000

							7,451	7,451	2%
American AllWaste LLC (dba WasteWater Transport Services)	Environmental Industries
Second Lien Debt (j)			11.00%/1.50%	5/31/2018	11/30/2023	11,826	11,765	11,826
Delayed Draw Commitment ($2,276 commitment) (i)(j)			11.00%/1.50%	5/31/2018	11/30/2019	—	(7)	—
Preferred Equity (500 units) (j)				5/31/2018			500	615

							12,258	12,441	3%
Argo Turboserve Corporation	Business Services
Second Lien Debt (j)		(L + 9.75%) / (2.00%)	12.56%/0.00%	12/26/2018	6/28/2023	15,000	14,925	14,925	4%

AVC Investors, LLC (dba Auveco)	Specialty Distribution
Second Lien Debt (k)			11.50%/0.00%	1/3/2018	7/3/2023	22,500	22,406	22,500
Common Equity (5,000 units) (j)				1/3/2018			500	682

							22,906	23,182	6%
B&B Roadway and Security Solutions, LLC	Component Manufacturing
Second Lien Debt			10.50%/1.50%	2/27/2018	8/27/2023	10,129	10,080	9,524
Common Equity (50,000 units) ($133 commitment) (h)(j)				2/27/2018			500	304

							10,580	9,828	2%
Cardboard Box LLC (dba Anthony’s Coal Fired Pizza)	Restaurants
Common Equity (521,021 units) (j)				12/15/2015			521	108	0%

Consolidated Infrastructure Group Holdings, LP	Business Services
Common Equity (298 units)				11/30/2017			378	49	0%

ControlScan, Inc.	Information Technology Services
Subordinated Debt (j)			11.00%/0.00%	7/28/2017	1/28/2023	6,750	6,725	6,750
Common Equity (3,704 shares) (j)				7/28/2017			4	620
Preferred Equity (100 shares) (j)				7/28/2017			996	996

							7,725	8,366	2%
CRS Solutions Holdings, LLC (dba CRS Texas)	Business Services
Second Lien Debt			10.50%/1.00%	3/14/2018	9/14/2023	9,073	9,035	9,073
Common Equity (750,000 units) (j)				3/14/2018			750	757

							9,785	9,830	2%
EBL, LLC (EbLens)	Retail
Second Lien Debt (j)			12.00%/1.00%	7/13/2017	1/13/2023	9,389	9,321	9,389
Common Equity (75,000 units) (j)				7/13/2017			750	742

							10,071	10,131	3%
Global Plasma Solutions, Inc.	Component Manufacturing
First Lien Debt (j)(u)		(L + 5.00%) / (2.00%)	7.40%/0.00%	9/21/2018	9/21/2023	8,703	8,629	8,629
Preferred Equity (947 shares) (j)				9/21/2018			360	360
Common Equity (947 shares) (j)				9/21/2018			15	15

							9,004	9,004	2%
Gurobi Optimization, LLC	Information Technology Services
Subordinated Debt (k)			11.00%/0.00%	12/19/2017	6/19/2023	20,000	19,920	20,400
Common Equity (5 shares)				12/19/2017			1,500	2,323

							21,420	22,723	6%
Hilco Plastics Holdings, LLC (dba Hilco Technologies)	Component Manufacturing
Second Lien Debt			11.50%/1.50%	9/23/2016	12/31/2019	9,940	9,922	9,439
Preferred Equity (1,000,000 units) (h)(j)				4/18/2018			1,000	1,112
Common Equity (72,507 units) (h)(j)				9/23/2016			473	227

							11,395	10,778	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2018

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Variable Index Spread / Floor (d)	Rate (e) Cash/PIK	Investment Date (f)	Maturity	Principal Amount	Cost	Fair Value (g)	Percent of Net Assets
Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt (k)			12.25%/0.00%	3/23/2016	9/23/2021	$25,000	$24,918	$25,000
Common Equity (7,500 units)				3/23/2016			249	1,417

							25,167	26,417	7%
Hunter Defense Technologies, Inc.	Aerospace & Defense Manufacturing
First Lien Debt (j)		(L + 7.00%) / (1.00%)	9.80%/0.00%	9/27/2018	3/29/2023	9,747	9,653	9,653	2%

IBH Holdings, LLC (fka Inflexxion, Inc.)	Business Services
Common Equity (150,000 units)				6/20/2018			—	—	0%

inthinc Technology Solutions, Inc. (n)	Information Technology Services
Royalty Rights				10/15/2015	4/24/2020		185	—	0%

The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Second Lien Debt (k)			12.00%/0.00%	12/8/2017	6/8/2024	15,000	14,937	13,950
Common Equity (765 shares) (j)				12/8/2017			765	754

							15,702	14,704	4%
LNG Indy, LLC (dba Kinetrex Energy)	Oil & Gas Distribution
Second Lien Debt (k)			11.50%/0.00%	12/28/2016	9/28/2021	5,000	4,985	5,000
Common Equity (1,000 units)				12/28/2016			1,000	1,561

							5,985	6,561	2%
Marco Group International OpCo, LLC	Industrial Cleaning & Coatings
Second Lien Debt			10.50%/0.75%	7/21/2017	1/21/2023	12,133	12,089	12,133
Common Equity (750,000 units) (h)(j)				7/21/2017			750	800

							12,839	12,933	3%
Mesa Line Services, LLC	Utilities: Services
Second Lien Debt (j)			10.50%/0.50%	11/30/2017	5/31/2023	10,014	9,963	10,014
Delayed Draw Commitment ($3,160 commitment) (i)(j)			10.50%/0.50%	11/30/2017	5/31/2019	—	(4)	—
Common Equity (500 shares) (j)				11/30/2017			500	676

							10,459	10,690	3%
Midwest Transit Equipment, Inc.	Transportation services
Warrant (14,384 shares) (j)(m)				6/23/2017			361	436
Warrant (9.59% of Junior Subordinated Notes) (j)(q)				6/23/2017			381	398

							742	834	0%
New Era Technology, Inc.	Information Technology Services
Common Equity (197,369 shares) (j)				3/3/2017			750	990	0%

NGT Acquisition Holdings, LLC (dba Techniks Industries)	Component Manufacturing
Subordinated Debt			12.50%/2.00%	5/24/2017	3/21/2022	11,579	11,542	10,460
Common Equity (378 units) (j)				5/24/2017			500	72

							12,042	10,532	3%
Oaktree Medical Centre, P.C. (dba Pain Management Associates)	Healthcare Services
First Lien Debt (j)(t)			14.50%/0.00%	5/6/2014	1/1/2018	571	649	566
First Lien Debt (j)(t)			10.00%/12.00%	5/6/2014	1/1/2018	7,751	8,338	8,133
Revolving Loan (j)(t)			14.50%/0.00%	5/6/2014	1/1/2018	2,500	2,699	2,490
Revolving Loan (j)(t)			14.50%/0.00%	12/31/2018	1/31/2019	200	200	200

							11,886	11,389	3%
OMC Investors, LLC (dba Ohio Medical Corporation)	Healthcare Products
Second Lien Debt			12.00%/0.00%	1/15/2016	7/15/2021	10,000	9,954	8,748
Common Equity (5,000 units)				1/15/2016			500	139

							10,454	8,887	2%
Palisade Company, LLC	Information Technology Services
Subordinated Debt (j)			11.75%/0.00%	11/15/2018	5/15/2024	6,500	6,468	6,468
Common Equity (100 shares) (j)				11/15/2018			1,000	1,000

							7,468	7,468	2%
Palmetto Moon, LLC	Retail
First Lien Debt			11.50%/2.50%	11/3/2016	10/31/2021	5,512	5,490	5,512
Common Equity (499 units) (j)				11/3/2016			494	108

							5,984	5,620	1%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2018

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Variable Index Spread / Floor (d)	Rate (e) Cash/PIK	Investment Date (f)	Maturity	Principal Amount	Cost	Fair Value (g)	Percent of Net Assets
Power Grid Components, Inc.	Specialty Distribution
Second Lien Debt (k)			11.00%/1.00%	4/12/2018	5/20/2023	$11,282	$11,234	$11,282
Preferred Equity (392 shares) (j)				4/12/2018			392	422
Common Equity (9,695 shares) (j)				4/12/2018			358	260

							11,984	11,964	3%
Pugh Lubricants, LLC	Specialty Distribution
Second Lien Debt (k)			12.25%/0.00%	11/10/2016	5/10/2022	18,581	18,523	18,581
Common Equity (6,125 units) (h)(j)				11/10/2016			612	1,000

							19,135	19,581	5%
Revenue Management Solutions, LLC	Information Technology Services
Common Equity (2,250,000 shares)				1/4/2017			2,250	3,888	1%

Rhino Assembly Company, LLC	Specialty Distribution
Second Lien Debt (k)			12.00%/1.00%	8/11/2017	2/11/2023	11,324	11,275	11,324
Delayed Draw Commitment ($875 commitment) (i)(j)			12.00%/1.00%	8/11/2017	5/17/2022	—	—	—
Preferred Equity (8,864 units) (j)(r)				8/11/2017			945	1,272

							12,220	12,596	3%
Road Safety Services, Inc.	Business Services
Second Lien Debt			11.25%/1.50%	9/18/2018	3/18/2024	10,068	10,022	10,022
Common Equity (655 units)				9/18/2018			621	621

							10,643	10,643	2%
Rohrer Corporation	Packaging
Subordinated Debt (j)			10.50%/1.00%	10/1/2018	4/1/2024	13,735	13,670	13,670
Common Equity (400 shares)				7/18/2016			780	724

							14,450	14,394	4%
SES Investors, LLC (dba SES Foam)	Building Products Manufacturing
Second Lien Debt			15.00%/0.00%	9/8/2016	12/29/2020	3,095	3,069	2,703
Common Equity (6,000 units) (h)(j)				9/8/2016			600	167

							3,669	2,870	1%
Simplex Manufacturing Co.	Aerospace & Defense Manufacturing
Subordinated Debt			14.00%/0.00%	10/31/2007	7/31/2019	4,050	4,050	4,050
Warrant (29 shares) (m)				10/31/2007			1,155	3,036

							5,205	7,086	2%
Software Technology, LLC	Information Technology Services
Subordinated Debt (k)			11.00%/0.00%	12/23/2016	6/23/2023	10,000	9,964	10,000
Common Equity (12 shares)				12/23/2016			1,291	1,364

							11,255	11,364	3%
SpendMend LLC	Business Services
Second Lien Debt (k)			11.00%/1.00%	1/8/2018	7/8/2023	10,401	10,355	10,401
Common Equity (1,000,000 units)				1/8/2018			1,000	1,179

							11,355	11,580	3%
The Wolf Organization, LLC	Building Products Manufacturing
Common Equity (175 shares)				5/29/2015			753	3,711	1%

Thermoforming Technology Group LLC (dba Brown Machine Group) (n)	Capital Equipment Manufacturing
Common Equity (3,760 units) (h)(j)				3/14/2016			—	10	0%

Tile Redi, LLC	Building Products Manufacturing
First Lien Debt (j)		(L + 10.00%) / (1.00%)	12.80%/0.00%	7/18/2017	6/16/2022	10,194	10,122	10,156	2%

TransGo, LLC	Component Manufacturing
Second Lien Debt			13.25%/0.00%	2/28/2017	8/28/2022	9,500	9,468	9,500
Common Equity (1,000 units)				2/28/2017			998	905

							10,466	10,405	3%
The Tranzonic Companies	Specialty Distribution
Subordinated Debt (j)			10.00%/1.50%	3/27/2018	3/27/2025	5,664	5,614	4,997
Preferred Equity (5,000 units) (j)				3/27/2018			500	391
Common Equity (1 units) (j)				3/27/2018			—	—

							6,114	5,388	1%
UBEO, LLC	Business Services
Subordinated Debt (j)			11.00%/0.00%	4/3/2018	10/3/2024	13,100	12,979	13,100
Delayed Draw Commitment ($1,500 commitment) (j)(i)(w)			11.00%/0.00%	11/7/2018	8/7/2019	—	(12)	—
Common Equity (705,000 units) (j)				4/3/2018			705	1,027

							13,672	14,127	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2018

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Variable Index Spread / Floor (d)	Rate (e) Cash/PIK	Investment Date (f)	Maturity	Principal Amount	Cost	Fair Value (g)	Percent of Net Assets
United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)(j)				4/1/2012			$1,008	$64
Warrant (57,469 units) (m)				3/5/2012			566	53

							1,574	117	0%
US GreenFiber, LLC	Building Products Manufacturing
Second Lien Debt (k)(p)			12.00%/2.00%	7/3/2014	5/31/2019	$14,363	14,359	6,549
Second Lien Debt (p)			0.00%/16.00%	11/9/2018	5/31/2019	1,000	1,000	1,000
Common Equity (2,522 units) (h)(j)				7/3/2014			586	—

							15,945	7,549	2%
US Pack Logistics LLC	Transportation services
Second Lien Debt (k)			12.00%/1.75%	3/27/2015	3/28/2023	7,412	7,396	7,412
Common Equity (5,833 units) (h)(j)				3/27/2015			555	178
Preferred Equity (9,458 units) (h)(j)				9/28/2017			927	1,046

							8,878	8,636	2%
Vanguard Dealer Services, L.L.C.	Business Services
Common Equity (6,000 units)				7/30/2015			154	851
Common Equity (2,380 units) (j)				2/2/2018			327	338

							481	1,189	0%
Virginia Tile Company, LLC	Specialty Distribution
Second Lien Debt (k)			12.25%/0.00%	12/19/2014	4/7/2022	12,000	11,980	12,000
Common Equity (17 units)				12/19/2014			342	1,455

							12,322	13,455	3%
Worldwide Express Operations, LLC	Transportation services
Second Lien Debt (j)		(L + 8.00%) / (1.00%)	10.86%/0.00%	2/27/2017	2/3/2025	20,000	19,690	20,000
Common Equity (4,000 units) (h)(j)				2/27/2017			2,956	3,823

							22,646	23,823	6%

Total Non-control/Non-affiliate Investments							$505,129	$501,111	124%

Total Investments							$598,750	$642,982	160%

(a)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(b)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(c)	All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.
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

The Company provides customized debt and equity financing solutions to lower middle-market companies, and may make investments directly or through its three wholly-owned investment company subsidiaries, Fidus Mezzanine Capital, L.P. (“Fund I”), Fidus Mezzanine Capital II, L.P. (“Fund II”) and Fidus Mezzanine Capital III, L.P. (“Fund III”) (collectively Fund I, Fund II and Fund III are referred to as the “Funds”). The Funds are licensed by the U.S. Small Business Administration (the “SBA”) as small business investment companies (“SBIC”). The SBIC licenses allow the Funds to obtain leverage by issuing SBA-guaranteed debentures (“SBA debentures”), subject to the issuance of leverage commitments by the SBA and other customary procedures. As SBICs, the Funds are subject to a variety of regulations and oversight by the SBA under the Small Business Investment Act of 1958, as amended (the “SBIC Act”), concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments. As of September 9, 2019, Fund I completed a wind-down plan, relinquished its SBIC license, and can no longer issue additional SBA debentures.

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

Deferred financing costs: Deferred financing costs consist of fees and expenses paid in connection with the Credit Facility (as defined in Note 6), Public Notes (as defined in Note 6), and SBA debentures. Deferred financing costs are capitalized and amortized to interest and financing expenses over the term of the debt agreement using the effective interest method. Unamortized deferred financing costs are presented as an offset to the corresponding debt liabilities on the consolidated statements of assets and liabilities.

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

Partial loan sales: The Company follows the guidance in ASC 860, Transfers and Servicing, when accounting for loan (debt investment) participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest should remain on the Company’s consolidated statements of assets and liabilities and the proceeds recorded as a secured borrowing until the definition is met. Management has determined that all participations and other partial loan sale transactions entered into by the Company have met the definition of a participating interest. Accordingly, the Company uses sale treatment in accounting for such transactions.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits included in the income tax provision, if any. There were no material uncertain income tax positions at December 31, 2019 and 2018. The Company’s tax returns are generally subject to examination by U.S. federal and most state tax authorities for a period of three years from the date the respective returns are filed, and, accordingly, the Company’s 2016 through 2018 tax years remain subject to examination.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

Earnings and net asset value per share: The earnings per share calculations for the years ended December 31, 2019, 2018 and 2017, are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Stock Repurchase Program: The Company has an open market stock repurchase program (the “Stock Repurchase Program”) under which the Company may acquire up to $5,000 of its outstanding common stock. Under the Stock Repurchase Program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by the Company’s management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 29, 2019, the Board extended the Stock Repurchase Program through December 31, 2020, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require the Company to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. During the year ended December 31, 2018, the Company repurchased 44,821 shares of common stock on the open market for $582. The Company did not make any repurchases of common stock during the years ended December 31, 2019 and 2017. Refer to Note 8 for additional information concerning stock repurchases.

Recent accounting pronouncements:

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Changes to the Disclosure Requirements for Fair Value Measurement, which is intended to improve fair value disclosure requirements by removing disclosures that are not cost-beneficial, clarifying disclosures’ specific requirements, and adding relevant disclosure requirements. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019. We adopted the ASU effective January 1, 2020. No significant changes to the fair value disclosures were necessary in the notes to the consolidated financial statements in order to comply with ASU 2018-13.

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

As of December 31, 2019, the Company had active investments in 61 portfolio companies and residual investments in three portfolio companies that have sold their underlying operations. The aggregate fair value of the total portfolio was $766,919 and the weighted average effective yield on the Company’s debt investments was 12.0% as of such date. As of December 31, 2019, the Company held equity investments in 93.7% of its portfolio companies and the weighted average fully diluted equity ownership in those portfolio companies was 5.3%. The weighted average fully diluted equity ownership was computed using the fully diluted equity ownership for equity investments (including warrants) at cost as of December 31, 2019.

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

The weighted average yield of the Company’s debt investments is not the same as a return on investment for its stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of all of the Company’s and its subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of December 31, 2019 and 2018, including accretion of OID and debt investment origination fees, but excluding investments on non-accrual status, if any.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

Purchases of debt and equity investments for the years ended December 31, 2019, 2018 and 2017, totaled $219,173, $212,264, and $214,681, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the years ended December 31, 2019, 2018, and 2017 totaled $120,600, $188,255, and $163,656, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	December 31,		December 31,		December 31,		December 31,
	2019		2018		2019		2018
Second Lien Debt	$383,077	49.9%	$366,517	57.0%	$392,196	55.7%	$379,973	63.5%
Subordinated Debt	140,843	18.4	104,225	16.2	140,670	20.0	105,900	17.7
First Lien Debt	108,327	14.1	51,790	8.1	107,718	15.3	52,231	8.7
Equity	126,564	16.5	106,707	16.6	58,091	8.2	53,482	8.9
Warrants	8,108	1.1	13,743	2.1	5,824	0.8	6,979	1.2
Royalty Rights	—	—	—	—	—	—	185	—

Total	$766,919	100.0%	$642,982	100.0%	$704,499	100.0%	$598,750	100.0%

All investments made by the Company as of December 31, 2019 and 2018, were made in portfolio companies headquartered in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	December 31,		December 31,		December 31,		December 31,
	2019		2018		2019		2018
Midwest	$208,248	27.1%	$161,067	25.1%	$181,353	25.7%	$152,607	25.5%
Southeast	159,959	20.9	176,819	27.5	138,142	19.6	155,271	25.9
Northeast	154,713	20.2	89,661	13.9	142,054	20.2	84,246	14.1
West	76,251	9.9	62,824	9.8	76,587	10.9	54,469	9.1
Southwest	167,748	21.9	152,611	23.7	166,363	23.6	152,157	25.4

Total	$766,919	100.0%	$642,982	100.0%	$704,499	100.0%	$598,750	100.0%

The following table shows portfolio composition by type and by geographic region at fair value as a percentage of net assets.

By Type			By Geographic Region
	December 31,	December 31,		December 31,	December 31,
	2019	2018		2019	2018
Second Lien Debt	92.8%	90.9%	Midwest	50.5%	40.0%
Subordinated Debt	34.2	25.9	Southeast	38.8	43.9
First Lien Debt	26.3	12.9	Northeast	37.5	22.2
Equity	30.7	26.5	West	18.5	15.6
Warrants	2.0	3.4	Southwest	40.7	37.9
Royalty Rights	—	—

Total	186.0%	159.6%	Total	186.0%	159.6%

As of December 31, 2019 and 2018, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio on a fair value or cost basis. As of December 31, 2019, the Company had no portfolio company investments that represented more than 5% of our total assets. As of December 31, 2018, the Company’s investment in Pinnergy, Ltd. totaled $40,878, or 5.9% of total assets.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

As of December 31, 2019, the Company had debt investments in one portfolio company on non-accrual status. As of December 31, 2018, the company had two debt investments on non-accrual status:

	December 31, 2019				December 31, 2018
Portfolio Company	Fair Value		Cost		Fair Value		Cost
Accent Food Services, LLC	$33,067		$35,327		$—	(2)	$—	(2)
K2 Industrial Services, Inc.	—	(1)	—	(1)	13,208		14,270
US GreenFiber, LLC	—	(2)	—	(2)	7,549		15,359

Total	$33,067		$35,327		$20,757		$29,629

(1)	Portfolio company was no longer held at period end. Interest earned while on non-accrual was paid in full at exit.
(2)	Portfolio company debt investments were not on non-accrual status at period end.

Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of control and affiliate investments as of December 31, 2018 and any additions and reductions made to such investments during the year ended December 31, 2019, the ending fair value as of December 31, 2019, and the total investment income earned on such investments during the period.

					Twelve Months Ended December 31, 2019
Portfolio Company (1)	December 31, 2019 Principal Amount - Debt Investments	December 31, 2018 Fair Value	Gross Additions(2)	Gross Reductions(3)	December 31, 2019 Fair Value	Net Realized Gains (Losses)(4)	Net Change in Unrealized Appreciation (Depreciation)	Interest Income	Payment-in- kind Interest Income	Dividend Income	Fee Income
Control Investments
FDS Avionics Corp. (dba Flight Display Systems)	$4,681	$5,612	$3,317	$(3,526)	$5,403	$—	$(1,026)	$274	$743	$—	$—
K2 Industrial Services, Inc.	—	13,208	3,435	(16,643)	—	(1,268)	2,330	217	1,060	—	349
US GreenFiber, LLC (5)	19,158	—	19,746	(3,329)	16,417	—	(3,325)	357	319	—	—

Total Control Investments	$23,839	$18,820	$26,498	$(23,498)	$21,820	$(1,268)	$(2,021)	$848	$2,122	$—	$349

Affiliate Investments
FAR Research Inc.	$—	$116	$—	$(88)	$28	$—	$(89)	$—	$—	$—	$—
Fiber Materials, Inc.	—	6,148	8,700	(4,399)	10,449	—	8,687	56	—	—	—
Medsurant Holdings, LLC	8,823	21,346	19	(4,385)	16,980	—	(4,386)	1,182	—	—	4
Microbiology Research Associates, Inc.	8,930	10,046	1,565	—	11,611	—	1,429	978	133	—	22
Mirage Trailers LLC	6,250	9,283	183	(2,248)	7,218	—	(2,248)	848	141	77	—
Pfanstiehl, Inc.	6,208	20,023	12,799	—	32,822	—	12,795	656	—	877	—
Pinnergy, Ltd.	—	40,878	7	(7,907)	32,978	—	(3,907)	274	—	500	—
Steward Holding LLC (dba Steward Advanced Materials)	7,667	8,910	559	—	9,469	—	438	917	114	—	—
Trantech Radiator Products, Inc.	—	6,301	380	(6,681)	—	(257)	381	346	—	—	—

Total Affiliate Investments	$37,878	$123,051	$24,212	$(25,708)	$121,555	$(257)	$13,100	$5,257	$388	$1,454	$26

(1)	The investment type, industry, ownership detail for equity investments, and if the investment is income producing is disclosed in the consolidated schedule of investments.
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

(5)	Portfolio company was transferred to Control investments from Non-control/Non-affiliate investments during the twelve months ended December 31, 2019.

Unconsolidated Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” In evaluating these unconsolidated controlled portfolio companies, there are three tests utilized to determine if any of the Company’s Control Investments (as defined in Note 2) are considered significant subsidiaries: the investment test, the asset test and the income test. The income test is measured by dividing the absolute value of the combined total of total investment income, net realized gain (loss) and net unrealized appreciation (depreciation) from each Control Investment for the period being tested by the absolute value of the Company’s pre-tax income for the same period. Rule 3-09 of Regulation S-X, as interpreted by the SEC, requires the Company to include separate audited financial statements of an unconsolidated majority-owned subsidiary (Control Investments in which the Company owns greater than 50% of the voting securities) in an annual report if any of the three tests exceed 20% of the Company’s total assets or total income, as applicable. Rule 4-08(g) of Regulation S-X requires summarized financial information of a Control Investment in an annual report if any of the three tests exceeds 10% of the Company’s annual total amounts and Rule 10-01(b)(1) of Regulation S-X requires summarized financial information in a quarterly report if any of the three tests exceeds 20% of the Company’s year-to-date total amounts.

As of December 31, 2019 and 2018, the Company had no single investment that represented greater than 10% of its total investment portfolio at fair value and no single investment whose total assets represented greater than 10% of its total assets. After performing the income test for the year ended December 31, 2019, the Company determined that its income from US GreenFiber, LLC (“US GreenFiber”) generated more than 10% of its total income, primarily due to the unrealized appreciation that was recognized on the investments. As such, US GreenFiber, an unconsolidated portfolio company that was a Control Investment, was considered a significant subsidiary at the 10% level as of December 31, 2019.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

Based on the requirements under Regulation S-X Rule 4-08(g), the summarized unaudited consolidated financial information of US GreenFiber is presented below:

	December 31,	December 31,
	2019	2018
	(dollars in thousands)
Balance Sheet Data
Current assets	$19,226	$20,429
Noncurrent assets	34,806	41,122

Total assets	$54,032	$61,551

Current liabilities	$17,631	$20,978
Noncurrent iabilities	40,304	40,116

Total liabilities	$57,935	$61,094

Total equity	$(3,903)	$457

	Twelve Months Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Summary of Operations
Total Revenue	$96,144	$102,070	$101,204
Gross Profit	12,511	10,907	13,879
Net income (loss)	(9,974)	(10,637)	(11,931)

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

•

the Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result it is not in the Company’s stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where the Company determines that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. The Board consulted with the independent valuation firm(s) in arriving at the Company’s determination of fair value for 13 and 16 of its portfolio company investments, representing 30.9% and 36.0% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended December 31, 2019 and 2018, respectively) as of December 31, 2019 and 2018, respectively.

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

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the years ended December 31, 2019 and 2018.

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the years ended December 31, 2019 and 2018:

	Second Lien Debt	Subordinated Debt	First Lien Debt	Equity	Warrants	Royalty Rights	Total
Balance, December 31, 2017	$341,279	$126,481	$28,911	$84,585	$15,052	$—	$596,308
Net realized gains (losses) on investments	(23,077)	—	(4,293)	15,401	1,700	—	(10,269)
Net change in unrealized appreciation (depreciation) on investments	4,310	(3,149)	2,567	22,554	(564)	—	25,718
Purchase of investments	136,545	40,150	25,400	10,169	—	—	212,264
Proceeds from sales and repayments of investments	(103,730)	(54,329)	(1,655)	(26,096)	(2,445)	—	(188,255)
Interest and dividend income paid-in-kind	4,256	1,240	1,081	85	—	—	6,662
Proceeds from loan origination fees	(631)	(309)	(265)	—	—	—	(1,205)
Accretion of loan origination fees	642	298	38	6	—	—	984
Accretion of original issue discount	100	666	6	3	—	—	775
Transfers between classifications	6,823	(6,823)	—	—	—	—	—

Balance, December 31, 2018	$366,517	$104,225	$51,790	$106,707	$13,743	$—	$642,982
Net realized gains (losses) on investments	—	(38)	(13,804)	9,923	2,933	(185)	(1,171)
Net change in unrealized appreciation (depreciation) on investments	4,337	1,848	1,050	15,248	(4,480)	185	18,188
Purchase of investments	54,245	70,036	83,990	10,902	—	—	219,173
Proceeds from sales and repayments of investments	(50,358)	(36,095)	(13,838)	(16,221)	(4,088)	—	(120,600)
Interest and dividend income paid-in-kind	7,944	1,025	131	—	—	—	9,100
Proceeds from loan origination fees	(189)	(435)	(1,224)	—	—	—	(1,848)
Accretion of loan origination fees	531	277	210	5	—	—	1,023
Accretion of original issue discount	50	—	22	—	—	—	72
Transfers between classifications	—	—	—	—	—	—	—

Balance, December 31, 2019	$383,077	$140,843	$108,327	$126,564	$8,108	$—	$766,919

Net change in unrealized appreciation of $10,995 and $14,498 for the years ended December 31, 2019 and 2018, respectively, was attributable to Level 3 investments held at December 31, 2019 and 2018, respectively.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of December 31, 2019 and 2018. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

	Fair Value at December 31, 2019	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Second Lien Debt	$364,351	Discounted cash flow	Weighted average cost of capital	10.3% - 18.2% (13.2%)
	16,417	Enterprise value	EBITDA multiples	5.3x - 5.3x (5.3x)
	2,309	Enterprise value	Asset Coverage	1.2x - 1.2x (1.2x)
Subordinated Debt	140,843	Discounted cash flow	Weighted average cost of capital	10.9% - 21.6% (12.0%)
First Lien Debt	101,162	Discounted cash flow	Weighted average cost of capital	8.4% - 14.8% (11.8%)
	7,165	Enterprise value	Revenue multiples	4.4x - 4.4x (4.4x)

Equity investments:
Equity	125,370	Enterprise value	EBITDA multiples	3.5x - 20.7x (8.5x)
	1,194	Enterprise value	Revenue multiples	1.2x - 4.4x (2.0x)
Warrants	8,108	Enterprise value	EBITDA multiples	4.0x - 7.0x (6.6x)

	Fair Value at December 31, 2018	Valuation Techniques	Unobservable Inputs	Range (weighted average)
Debt investments:
Second Lien Debt	$357,813	Discounted cash flow	Weighted average cost of capital	11.2% - 30.0% (13.5%)
	8,704	Enterprise value	EBITDA multiples	5.0x - 5.9x (5.1x)
Subordinated Debt	104,225	Discounted cash flow	Weighted average cost of capital	10.9% - 16.5% (12.5%)
First Lien Debt	51,790	Discounted cash flow	Weighted average cost of capital	10.2% - 20.7% (12.3%)

Equity investments:
Equity	106,707	Enterprise value	EBITDA multiples	3.5x - 17.3x (7.0x)
Warrants	13,743	Enterprise value	EBITDA multiples	4.0x - 8.0x (7.2x)
Royalty Rights	—	Discounted cash flow	Weighted average cost of capital	N/A

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

The following tables summarize the carrying value and fair value of the Company’s debt obligations as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
SBA debentures (2)	$157,500	$157,500	$191,000	$191,000
Credit Facility borrowings (3)	25,000	25,000	36,500	36,500
2023 Notes (4)	50,000	51,900	50,000	51,492
February 2024 Notes (4)	69,000	72,422	—	—
November 2024 Notes (4)	63,250	65,148	—	—

Total	$364,750	$371,970	$277,500	$278,992

(1)	Carrying value represents the outstanding principal balance of the debt obligation.
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

(4)	The Public Notes, if valued under ASC Topic 820, are valued using available market quotes, which is a Level 1 input.

The following table summarizes the inputs used to value the Company’s debt obligations if measured at fair value as of December 31, 2019 and 2018.

	Fair Value
Valuation Inputs	December 31, 2019	December 31, 2018
Level 1	$189,470	$51,492
Level 2	—	—
Level 3	182,500	227,500

Total	$371,970	$278,992

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

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents, but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement for the years ended December 31, 2019, 2018 and 2017 totaled $12,399, $11,365 and $9,788, respectively. As of December 31, 2019 and 2018, the base management fee payable was $3,334 and $2,927, respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee for the years ended December 31, 2019, 2018 and 2017 totaled $7,445, $9,413 and $8,913, respectively. As of December 31, 2019 and 2018, the income incentive fee payable was $1,497 and $2,785, respectively.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid in cash to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and losses since the Formation Transactions (realized capital gains and losses include realized gains and losses on investments, net of income tax provision from realized gains on investments, and realized losses on extinguishment of debt), and the aggregate unrealized capital depreciation on investments as of the date of the calculation. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains on investments, less cumulative aggregate realized capital losses on investments, less aggregate unrealized capital depreciation on investments, and less cumulative aggregate realized losses on extinguishment of debt. If this number is positive at the end of such year, then the capital gains incentive fee to be paid in cash for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of December 31, 2019 and 2018, the capital gains incentive fee payable in cash was $0 (as cumulative aggregate realized capital gains and losses on investments plus aggregate unrealized capital depreciation on investments plus realized losses on extinguishment of debt was negative as of each period). The aggregate amount of capital gains incentive fees paid from the IPO through December 31, 2019 was $348.

In addition, the Company accrues, but does not pay in cash, a capital gains incentive fee in connection with any unrealized capital appreciation on investments, as applicable. If, on a cumulative basis, the sum of (i) net realized gains/(losses) on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of (i) net realized gains/(losses) on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt. The capital gains incentive fee accrued (reversed) during the years ended December 31, 2019, 2018 and 2017 was $3,299, $2,938 and $2,055, respectively. As of December 31, 2019 and 2018, the accrued capital gains incentive fee payable was $12,715 and $9,415, respectively.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

Administration Agreement: The Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 6, 2019, the Board approved the renewal of the Administration Agreement through June 20, 2020. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides clerical, bookkeeping, and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies to which the Company is required to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies, including “dead deal” expenses. Under the Administration Agreement, administrative service expenses for the years ended December 31, 2019, 2018 and 2017 were $1,583, $1,462 and $1,428, respectively. As of December 31, 2019 and 2018, the accrued administrative service expense was $528 and $492, respectively.

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

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of December 31, 2019 and 2018, the Company was in compliance in all material respect with the terms of the Credit Facility.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs; such debentures have 10-year terms with the entire principal balance due at maturity and are guaranteed by the SBA. Interest on SBA debentures is payable semi-annually on March 1 and September 1. As of December 31, 2019 and 2018, approved and unused SBA debenture commitments were $17,500 and zero, respectively. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

As of December 31, 2019 and 2018, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling Date (1)	Maturity Date	Fixed Interest Rate	December 31, 2019	December 31, 2018
9/21/2011	9/1/2021	3.594%	$—	$2,000
3/21/2012	3/1/2022	3.051	—	8,000
9/19/2012	9/1/2022	2.530	—	11,000
9/19/2012	9/1/2022	3.049	—	11,500
3/27/2013	3/1/2023	3.155	—	3,000
9/24/2014	9/1/2024	3.775	1,000	1,000
3/25/2015	3/1/2025	3.321	—	5,500
3/25/2015	3/1/2025	3.277	22,500	22,500
9/23/2015	9/1/2025	3.571	16,700	16,700
3/23/2016	3/1/2026	3.267	1,500	1,500
3/23/2016	3/1/2026	3.249	21,800	21,800
9/21/2016	9/1/2026	2.793	500	500
3/29/2017	3/1/2027	3.587	10,000	10,000
9/20/2017	9/1/2027	3.260	1,000	1,000
9/20/2017	9/1/2027	3.190	33,000	33,000
3/21/2018	3/1/2028	3.859	16,000	16,000
3/21/2018	3/1/2028	3.534	15,500	15,500
9/19/2018	9/1/2028	3.895	9,500	9,500
9/19/2018	9/1/2028	4.220	1,000	1,000
9/25/2019	9/1/2029	2.377	7,500	—

Total outstanding SBA debentures			$157,500	$191,000

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.

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

On February 8, 2019, the Company closed the public offering of approximately $60,000 in aggregate principal amount of its 6.000% notes due 2024, or the “February 2024 Notes.” On February 19, 2019, the underwriters exercised their option to purchase an additional $9,000 in aggregate principal of the February 2024 Notes. The total net proceeds to the Company from the February 2024 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of approximately $2,070 and estimated offering expenses of $409, were approximately $66,521.

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

On October 16, 2019, the Company closed the public offering of approximately $55,000 in aggregate principal amount of its 5.375% notes due 2024, or the “November 2024 Notes” (and collectively with the 2023 Notes and February 2024 Notes, the “Public Notes”). On October 23, 2019, the underwriters exercised their option to purchase an additional $8,250 in aggregate principal of the November 2024 Notes. The total net proceeds to the Company from the November 2024 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of approximately $1,898 and estimated offering expenses of $300, were approximately $61,053.

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

As of December 31, 2019, the aggregate amount outstanding of the senior securities issued by the Company was $207,250, for which our asset coverage was 298.9%. The SBA-guaranteed debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC effective March 27, 2012. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

Interest and Financing Expenses

Interest and fees related to the Company’s debt for the years ended December 31, 2019, 2018 and 2017 which are included in interest and financing expenses on the consolidated statements of operations, were as follows:

	Year Ended December 31, 2019					Year Ended December 31, 2018				Year Ended December 31, 2017
	SBA debentures	Credit Facility		Public Notes	Total	SBA debentures	Credit Facility	Public Notes	Total	SBA debentures	Credit Facility	Public Notes	Total
Stated interest expense	$5,746	$2,144		$7,330	$15,220	$7,460	$1,145	$2,684	$11,289	$8,122	$526	$—	$8,648
Amortization of deferred financing costs	601	334		917	1,852	732	289	349	$1,370	807	348	—	$1,155

Total interest and financing expenses	$6,347	$2,478		$8,247	$17,072	$8,192	$1,434	$3,033	$12,659	$8,929	$874	$—	$9,803

Weighted average stated interest rate, period end	3.392%	4.788%		5.749%	4.665%	3.344%	6.000%	5.875%	4.149%	3.526%	5.082%	N/A	3.599%
Unused commitment fee rate, period end	N/A	0.833	% (1)	N/A	0.833%	N/A	0.500%	N/A	0.500%	N/A	1.000%	N/A	1.000%

(1)	Reflects the effective rate as of 12/31/2019

Realized Losses on Extinguishment of Debt

During the years ended December 31, 2019 and 2018, the Company prepaid $41,000 and $67,300 of SBA debentures, respectively, which were scheduled to mature on dates ranging from 2021 to 2025 and 2019 to 2022, respectively. As a result of the prepayments, the Company recognized realized losses on extinguishment of debt of $399 and $297, respectively, equal to the write-off of the related unamortized deferred financing costs, during the years ended December 31, 2019 and 2018.

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations using the effective interest method, over the term of the respective financing instrument. Deferred financing costs related to the SBA debentures, Credit Facility, and Public Notes as of December 31, 2019 and 2018 were as follows:

	December 31, 2019				December 31, 2018
	SBA debentures	Credit Facility	Public Notes	Total	SBA debentures	Credit Facility	Public Notes	Total
SBA debenture commitment fees	$1,750	$—	$—	$1,750	$3,000	$—	$—	$3,000
SBA debenture leverage fees	3,820	—	—	3,820	7,276	—	—	7,276
Credit Facility upfront fees	—	2,894	—	2,894	—	1,601	—	1,601
Public Notes underwriting discounts	—	—	5,468	5,468	—	—	1,500	1,500
Public Notes debt issue costs	—	—	1,147	1,147	—	—	438	438

Total deferred financing costs	5,570	2,894	6,615	15,079	10,276	1,601	1,938	13,815
Less: accumulated amortization	(1,872)	(1,793)	(1,266)	(4,931)	(6,010)	(1,459)	(349)	(7,818)

Unamortized deferred financing costs	$3,698	$1,101	$5,349	$10,148	$4,266	$142	$1,589	$5,997

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures, Credit Facility, and Public Notes liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of December 31, 2019 and 2018:

	December 31, 2019				December 31, 2018
	SBA debentures	Credit Facility	Public Notes	Total	SBA debentures	Credit Facility	Public Notes	Total
Outstanding debt	$157,500	$25,000	$182,250	$364,750	$191,000	$36,500	$50,000	$277,500
Less: unamortized deferred financing costs	(3,698)	(1,101)	(5,349)	(10,148)	(4,266)	(142)	(1,589)	(5,997)

Debt, net of deferred financing costs	$153,802	$23,899	$176,901	$354,602	$186,734	$36,358	$48,411	$271,503

As of December 31, 2019, the Company’s debt liabilities are scheduled to mature as follows (1):

Year	SBA debentures	Credit Facility	Public Notes	Total
2020	$—	$—	$—	$—
2021	—	—	—	—
2022	—	—	—	—
2023	—	—	50,000	50,000
2024	1,000	25,000	132,250	158,250
Thereafter	156,500	—	—	156,500

Total	$157,500	$25,000	$182,250	$364,750

(1)

The table above presents scheduled maturities of the Company’s outstanding debt liabilities as of a point in time pursuant to the terms of those instruments. The timing of actual repayments of outstanding debt liabilities may not ultimately correspond with the scheduled maturity dates depending on the terms of the underlying instruments and the potential for earlier prepayments.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

Information about our senior securities is shown in the following table for the years indicated in the table, unless otherwise noted.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)(5)			Involuntary Liquidation Preference per Unit (3)		Average Market Value per Unit (4)
	(dollars in thousands)
SBA debentures
2010	$93,500		$1,556		$	*	$	N/A
2011	104,000		2,351			*		N/A
2012	144,500		*	*		*		N/A
2013	144,500		*	*		*		N/A
2014	173,500		*	*		*		N/A
2015	213,500		*	*		*		N/A
2016	224,000		*	*		*		N/A
2017	231,300		*	*		*		N/A
2018	191,000		*	*		*		N/A
2019	157,500		*	*		*		N/A
Credit Facility
2010	$—	$	N/A		$	*	$	N/A
2011	—		N/A			*		N/A
2012	—		N/A			*		N/A
2013	—		N/A			*		N/A
2014	10,000		25,326			*		N/A
2015	15,500		16,959			*		N/A
2016	—		N/A			*		N/A
2017	11,500		35,198			*		N/A
2018	36,500		5,659			*		N/A
2019	25,000		2,989			*		N/A
2023 Notes
2018	$50,000		$5,659		$	*		$25.74
2019	50,000		2,989			*		25.81
February 2024 Notes
2019	$69,000		$2,989		$	*		$25.97
November 2024 Notes
2019	$63,250		$2,989		$	*		$25.75

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)

Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

(3)

The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it. The “*” indicates information which the SEC expressly does not require to be disclosed for certain types of senior securities.

(4)

Not applicable to SBA debentures and Credit Facility because these senior securities are not registered for public trading. The average market value per unit for the Public Notes is based on the average of the closing market price as of each quarter end during the fiscal year and the prior year end, as applicable, and is expressed per $1,000 of indebtedness. As the November 2024 Notes were issued in November 2019, the average market value per unit is simply the December 31, 2019 closing price. The Public Notes were issued in $25 increments.

(5)

We have excluded our SBA-guaranteed debentures from the asset coverage calculation as of December 31, 2012 pursuant to the exemptive relief granted by the SEC in March 2012 that permits us to exclude such debentures from the definition of senior securities in the 200% asset coverage ratio (or 150% if we satisfy certain requirements) we are required to maintain under the 1940 Act.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to portfolio companies to fund various undrawn revolving loans, other debt investments and capital commitments totaling $4,757 and $10,846 as of December 31, 2019 and 2018, respectively. Such outstanding commitments are summarized in the following table:

	December 31, 2019				December 31, 2018
Portfolio Company - Investment	Total Commitment		Unfunded Commitment		Total Commitment		Unfunded Commitment
American AllWaste LLC (dba WasteWater Transport Services) - Delayed Draw Commitment - Term Loan-B	$—		$—		$3,000		$2,276
B&B Roadway and Security Solutions, LLC - Common Equity (Units)	—		—		133		133
FDS Avionics Corp. (dba Flight Display Systems) - Revolving Loan	250		30		250		50
French Transit, LLC - Revolving Loan	1,000		1,000		—		—
Mesa Line Services, LLC - Delayed Draw Term Loan Commitment	—		—		4,000		3,160
Rhino Assembly Company, LLC - Delayed Draw Commitment	875		875		875		875
Safety Products Group, LLC - Common Equity (Units)	2,852	(1)	2,852	(1)	2,852	(1)	2,852	(1)
UBEO, LLC - Delayed Draw Term Loan Commitment	—		—		1,500		1,500

Total	$4,977		$4,757		$12,610		$10,846

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

The following table summarizes the cumulative total shares issued, net proceeds received, and weighted average offering price in public offerings of the Company’s common stock during the last three fiscal years ended December 31, 2019.

Period	Total Number of Shares	Total Gross Proceeds	Total Underwriting Fees and Commissions and Offering Costs	Weighted Average Offering Price
Fiscal year ended December 31, 2017	2,012,500	$33,810	$1,508	$16.80
Fiscal year ended December 31, 2018	—	$—	$—	$—
Fiscal year ended December 31, 2019	—	$—	$—	$—

Common Stock ATM Program

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

On August 21, 2014, the Company entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which the Company could sell, by means of at-the-market offerings from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50,000 (the “ATM Program”). There were no issuances of common stock under the ATM program during years ended December 31, 2019, 2018, and 2017.

Stock Repurchase Program

As described in Note 2, the Company has Stock Repurchase Program under which the Company may acquire up to $5,000 of its outstanding common stock. During the year ended December 31, 2018, the Company repurchased 44,821 shares of common stock on the open market for $582. The Company did not make any repurchases of common stock during the years ended December 31, 2019 and 2017. The Company’s NAV per share increased by approximately $0.01 for the year ended December 31, 2018 as a result of the share repurchases. The following table summarizes the Company’s share repurchases under the Stock Repurchase Program for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
Repurchases of Common Stock	2019	2018	2017
Number of shares repurchased	—	44,821	—
Cost of shares repurchased, including commissions	$—	$582	$—
Weighted average price per share	$—	$12.94	$—
Weighted average discount to net asset value at quarter end prior to repurchases	N/A	19.4%	N/A

Refer to Note 9 for additional information regarding the issuance of shares under the DRIP.

The Company had 24,463,119 shares of common stock outstanding as of December 31, 2019 and 2018.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the last three fiscal years.

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distribution	Cash Distribution	DRIP Shares Value		DRIP Shares		DRIP Share Issue Price
Fiscal Year Ended December 31, 2017:
2/14/2017	3/10/2017	3/24/2017	$0.39	$8,754	$8,556	$198		11,500		$17.17
5/1/2017	6/9/2017	6/23/2017	0.39	8,758	8,582	176		10,548		16.74
7/31/2017	9/8/2017	9/22/2017	0.39	9,548	9,353	195		12,256		15.90
10/30/2017	12/20/2017	12/27/2017	0.39	9,552	9,343	209		13,659		15.30
10/30/2017 (1)	12/20/2017	12/27/2017	0.04	980	959	21		1,401		15.30

			$1.60	$37,592	$36,793	$799		49,364

Fiscal Year Ended December 31, 2018:
2/13/2018	3/9/2018	3/23/2018	$0.39	$9,558	$9,558	$—	(2)	—	(2)	—
4/30/2018	6/8/2018	6/22/2018	0.39	9,541	9,541	—	(2)	—	(2)	—
7/30/2018	9/7/2018	9/21/2018	0.39	9,540	9,540	—	(2)	—	(2)	—
10/30/2018	12/7/2018	12/21/2018	0.39	9,541	9,541	—	(2)	—	(2)	—
10/30/2018 (1)	12/7/2018	12/21/2018	0.04	978	978	—	(2)	—	(2)	—

			$1.60	$39,158	$39,158	$—		—

Fiscal Year Ended December 31, 2019:
1/31/2019	3/8/2019	3/22/2019	$0.39	$9,541	$9,541	$—	(2)	—	(2)	—
4/29/2019	6/7/2019	6/21/2019	0.39	9,540	9,540	—	(2)	—	(2)	—
7/29/2019	9/6/2019	9/20/2019	0.39	9,541	9,541	—	(2)	—	(2)	—
10/29/2019	12/6/2019	12/20/2019	0.39	9,541	9,541	—	(2)	—	(2)	—
10/29/2019 (1)	12/6/2019	12/20/2019	0.04	978	978	—	(2)	—	(2)	—

			$1.60	$39,141	$39,141	$—		—

(1)	Special dividend.
(2)

During the years ended December 31, 2019 and 2018, the Company directed the DRIP program plan administrator to repurchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock in lieu of issuing new shares. Accordingly, the Company purchased and reissued shares to satisfy the DRIP obligation as follows:

Fiscal Year Ended December 31, 2018:	Number of Shares Purchased and Reissued	Average Price Paid Per Share	Total Amount Paid
January 1, 2018 through March 31, 2018	16,503	$12.97	$214
April 1, 2018 through June 30, 2018	16,216	14.48	235
July 1, 2018 through September 30, 2018	16,207	14.83	240
October 1, 2018 through December 31, 2018	29,152	11.85	346

Total	78,078	$13.25	$1,035

Fiscal Year Ended December 31, 2019:	Number of Shares Purchased and Reissued	Average Price Paid Per Share	Total Amount Paid
January 1, 2019 through March 31, 2019	21,855	$15.25	$333
April 1, 2019 through June 30, 2019	14,067	16.23	228
July 1, 2019 through September 30, 2019	15,289	15.35	235
October 1, 2019 through December 31, 2019	17,525	15.27	268

Total	68,736	$15.48	$1,064

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

Note 10. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2019, 2018, 2017, 2016 and 2015:

	Years Ended December 31,
	2019	2018	2017	2016	2015
Per share data:
Net asset value at beginning of period	$16.47	$16.05	$15.76	$15.17	$15.16
Net investment income (1)	1.31	1.43	1.44	1.45	1.64
Net realized gain (loss) on investments, net of tax (provision) (1)	(0.05)	(0.45)	0.67	(0.77)	0.58
Net unrealized appreciation (depreciation) on investments (1)	0.74	1.05	(0.23)	1.59	(0.62)
Realized losses on extinguishment of debt (1)	(0.02)	(0.01)	(0.01)	—	—

Total increase from investment operations (1)	1.98	2.02	1.87	2.27	1.60
Accretive (dilutive) effect of share issuances and repurchases	—	0.01	0.02	(0.05)	0.02
Dividends to stockholders	(1.60)	(1.60)	(1.60)	(1.60)	(1.60)
Other (2)	—	(0.01)	—	(0.03)	(0.01)

Net asset value at end of period	$16.85	$16.47	$16.05	$15.76	$15.17

Market value at end of period	$14.84	$11.69	$15.18	$15.73	$13.69

Shares outstanding at end of period	24,463,119	24,463,119	24,507,940	22,446,076	16,300,732
Weighted average shares outstanding during the period	24,463,119	24,471,730	23,527,188	18,283,715	16,201,449
Net assets at end of period	$412,310	$402,985	$393,273	$353,785	$247,362
Average net assets (6)	$404,284	$398,440	$376,292	$289,453	$245,705
Ratios to average net assets:
Total expenses (4)(9)	11.0%	10.2%	9.2%	11.5%	11.1%
Net investment income (5)	7.9%	8.8%	9.0%	9.2%	10.8%
Total return based on market value (3)	37.6%	(15.8%)	3.2%	23.8%	2.4%
Total return based on net asset value (8)	12.0%	12.6%	11.9%	15.0%	10.6%
Portfolio turnover ratio (3)	17.2%	29.5%	29.5%	29.3%	22.5%
Supplemental Data:
Average debt outstanding (7)	$319,050	$271,560	$219,920	$221,200	$199,340
Average debt per share (1)	$13.04	$11.10	$9.35	$12.10	$12.30

(1)	Weighted average per share data.
(2)

Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date, or other rounding.

(3)

Total return based on market value for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 equals the change in the market value of the Company’s common stock per share during the period divided by the market value per share at the beginning of the period, and assumes reinvestment of dividends at prices obtained by our dividend reinvestment plan during the period. The return does not reflect any sales load that may be paid by an investor.

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

(9)	The following is a schedule of supplemental expense ratios to average net assets:

	Years Ended December 31,
Ratio to average net assets:	2019	2018	2017	2016	2015
Expenses other than incentive fee (3)	8.3%	7.1%	6.3%	7.9%	8.5%
Incentive fee (3)	2.7%	3.1%	2.9%	3.6%	2.6%

Total expenses (3)(5)	11.0%	10.2%	9.2%	11.5%	11.1%

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

Note 11. Selected Quarterly Financial Data (unaudited)

	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total investment income	$20,330	$18,068	$19,201	$19,507
Net investment income	9,599	9,643	7,362	5,365
Net increase in net assets from operations	11,372	3,202	13,895	19,997
Net investment income per share	$0.39	$0.39	$0.31	$0.22
Net increase in net assets from operations per share	$0.46	$0.13	$0.57	$0.82
Net asset value per share at end of period	$16.55	$16.29	$16.47	$16.85

	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total investment income	$18,233	$18,112	$17,872	$22,208
Net investment income	7,527	8,958	7,481	11,092
Net increase in net assets from operations	15,025	7,644	14,801	11,982
Net investment income per share	$0.30	$0.37	$0.31	$0.45
Net increase in net assets from operations per share	$0.61	$0.31	$0.61	$0.49
Net asset value per share at end of period	$16.28	$16.20	$16.41	$16.47

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

The Taxable Subsidiaries hold certain portfolio investments for the Company. The Taxable Subsidiaries are consolidated for financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in the Company’s consolidated financial statements. The principal purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies which are “pass through” entities for federal income tax purposes in order to comply with the “source-of-income” requirements contained in the RIC tax provisions of Subchapter M of the Code. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal corporate income tax purposes, and each Taxable Subsidiary is subject to U.S. federal corporate income tax on its taxable income. The Taxable Subsidiaries are taxed as corporations and do not intend to qualify as a RIC pursuant to Subchapter M of the Code. As corporations, the Taxable Subsidiaries are obligated to pay federal, state and local income tax on taxable income, as applicable. Income earned and gains realized on the investment or investments held by the Taxable Subsidiary are taxable to such subsidiary. A tax provision for ordinary income, if any, is shown as income tax provision in the Consolidated Statements of Operations of the Company. A tax provision for realized and unrealized gains on investments is included as a reduction of realized and unrealized gains (losses) on investments in the Consolidated Statements of Operations of the Company. On December 2017, the Tax Cuts and Jobs Act (“TCJA”) legislation was enacted. The TCJA includes significant changes to the U.S. corporate tax system, including a U.S. federal corporate income tax rate reduction from a progressive corporate tax rate structure, with a maximum rate of 35%, to a flat tax rate of 21%. For the years ended December 31, 2019 and 2018, the Taxable Subsidiaries were subject to a 21% federal income tax rate. For the year ended December 31, 2017, the Taxable Subsidiaries were subject to the progressive federal tax rate structure, with a maximum rate of 35%. The Company classifies interest and penalties, if any, as a component of income tax provision on the consolidated statements of operations. Income tax expense at the Taxable Subsidiaries is included as a component of the income tax provisions, depending on the character of the underlying taxable income (ordinary or capital gains), on the consolidated statements of operations. For the years ended December 31, 2019, 2018 and 2017, income tax expense at the Taxable Subsidiaries was $233, $1,103, and $1,973, respectively.

The Company and the Taxable Subsidiaries are also subject to various state and local income taxes.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

The following table is a reconciliation of net increase in net assets resulting from operations on the consolidated statements of operations to taxable income and to total distributions declared to common stockholders for the years ended December 31, 2019, 2018 and 2017.

	2019 (1)	2018	2017
Net increase in net assets resulting from operations	$48,465	$49,452	$43,951
Net change in unrealized (appreciation) depreciation on investments	(18,188)	(25,718)	5,426
Permanent book income and tax income differences	1,133	2,257	1,999
Temporary book income and tax income differences	5,845	(1,820)	(170)
Capital loss carry forward (utilization)	1,564	15,347	(11,968)

Taxable income	38,819	39,518	39,238
Taxable income earned in prior year and carried forward for distribution in current year	15,634	14,005	12,359
Taxable Subsidiaries liquidating distributions	—	1,269	—
Taxable income earned in current period and carried forward for distribution in following year	(15,312)	(15,634)	(14,005)

Total distributions to common stockholders	$39,141	$39,158	$37,592

(1)

The Company’s taxable income for 2019 is an estimate and will not be finalized until the Company files its 2019 federal income tax returns in 2020. Therefore, the Company’s actual taxable income, and the Company’s actual taxable income that was earned in 2019 and carried forward for distribution in 2020, may be different than this estimate.

For tax purposes, distributions paid to stockholders are reported as ordinary income, long term capital gains and return of capital, or a combination thereof. The tax character of distributions paid for the years ended December 31, 2019, 2018 and 2017 was as follows:

	2019	2018	2017
Ordinary income	$39,141	$39,158	$37,592
Long term capital gains	—	—	—
Return of capital	—	—	—

Total distributions to common stockholders	$39,141	$39,158	$37,592

The Company estimates that it generated undistributed ordinary taxable income of approximately $15,312, or a total of $0.63 per share, during 2019 that will be carried forward and distributed in 2020. Ordinary dividend distributions from a RIC do not qualify for the preferential federal income tax rate on dividend income from certain domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations.

The Company may distribute a portion of its realized net long term capital gains in excess of realized net short term capital losses to its stockholders, but may also decide to retain a portion, or all, of its net capital gains and elect to make a “deemed distribution” to its stockholders. For the years ended December 31, 2019, 2018 and 2017, the Company did not elect to designate retained net capital gains as a deemed distribution.

As of December 31, 2019 and 2018, the tax basis components of distributable earnings were as follows:

	December 31, 2019 (1)	December 31, 2018
Undistributed ordinary income	$15,312	$15,634
Undistributed long term capital gains	—	—
Unrealized appreciation (depreciation) (2)	62,420	44,736
Temporary book/tax differences	(9,393)	(3,547)
Capital loss carry forward	(22,114)	(20,550)

Total distributable earnings	$46,225	$36,273

(1)

The Company’s distributable earnings for 2019 is an estimate and will not be finally determined until the Company files its 2019 federal income tax returns in 2020. Therefore, the Company’s actual distributable earnings may be different than this estimate.

(2)

In addition, there is net unrealized appreciation (depreciation) of zero and $(504) included in additional paid-in capital as of December 31, 2019 and 2018, respectively, that was recognized prior to the IPO.

For federal income tax purposes, the cost of investments owned at December 31, 2019 and 2018 was approximately $700,264 and $596,847, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

	December 31, 2019 (1)	December 31, 2018
Tax-basis amortized cost of investments	$700,264	$596,847
Tax-basis gross unrealized appreciation on investments	83,301	70,999
Tax-basis gross unrealized depreciation on investments	(16,646)	(24,864)

Tax-basis net unrealized appreciation on investments	66,655	46,135

Fair value of investments	$766,919	$642,982

(1)

The Company’s tax-basis amortized cost of investments for 2019 is an estimate and will not be finally determined until 2020 when the Company receives the relevant tax forms from portfolio companies with equity investments. Therefore, the Company’s actual tax-basis amortized cost of investments may be different than this estimate.

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These permanent book-to-tax differences are reclassified on the consolidated statements of changes in net assets to reflect their tax character but have no impact on total net assets. The following permanent book-to-tax differences were reclassified on the consolidated statements of changes in net assets for the years ended December 31, 2019, 2018 and 2017. In 2018, the Company adopted SEC Final Rule Release No. 33-10532, Disclosure Update and Simplification, pursuant to which certain presentation changes are reflected in the consolidated statements of assets and liabilities and the consolidated statements of changes in net assets. Certain amounts from 2017 have been retrospectively reclassified to conform to the current year presentation resulting from the adoption of the amended rule.

	2019 (1)	2018	2017
Additional paid-in capital (2)	$(627)	$(3,526)	$(2,500)
Total distributable earnings	627	3,526	2,500

(1)

The Company’s permanent book-to-tax reclassifications for 2019 are an estimate and will not be finalized until the Company files its 2019 federal income tax returns in 2020. Therefore, the Company’s actual permanent book-to-tax reclassifications may be different than this estimate. The Company adjusts such reclassifications in the following years when finalized, and such adjustments are reflected in the consolidated statements of changes in net assets and the consolidated statements of assets and liabilities.

(2)	Includes the reversal of unrealized (appreciation) depreciation that was recognized prior to the IPO of $504, zero and $(501) for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 13. Subsequent Events

On January 10, 2020, the Company received a distribution on its equity investment in Fiber Materials Inc., resulting in a realized gain of approximately $9,769.

On January 29, 2020, the Company exited its debt investment in Hunter Defense Technologies, Inc. The Company received payment in full of $9,242 on its first lien debt.

On January 31, 2020, the Company invested $11,000 in a revolving loan and first lien debt of Combined Systems, Inc., a leading designer, manufacturer, and marketer of non-lethal security products for the global defense and law enforcement markets.

On February 7, 2020, the Company invested $15,000 in first lien debt of Routeware, Inc., a leading provider of highly integrated fleet automation software and systems for waste haulers and municipalities.

On February 12, 2020, the Board declared a regular quarterly dividend of $0.39 per share payable on March 27, 2020 to stockholders of record as of March 13, 2020.

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

Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Attestation Report of the Registered Public Accounting Firm

Our internal control over financial reporting as of December 31, 2019 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of Part II of this Annual Report under the heading Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

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

(2) Financial Statement Schedules

None.

(3) Exhibits

Unless otherwise noted, the following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

3.2	Bylaws of the Registrant (Filed as Exhibit (b)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

4.1	Form of Stock Certificate of the Registrant (Filed as Exhibit (d) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

4.2	Agreement to Furnish Certain Instruments (Filed as Exhibit (f)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

4.3	Form of Indenture (Filed as Exhibit (d)(5) to Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-202531) filed with the Securities and Exchange Commission on April 29, 2016 and incorporated herein by reference).

4.4	First Supplemental Indenture dated as of February 2, 2018, between Fidus Investment Corporation and U.S. Bank National Association, as trustee, including the form of global note attached thereto (Filed as Exhibit (d)(9) to Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form N-2 (File No. 333-202531) filed with the Securities and Exchange Commission on April 18, 2017 and incorporated herein by reference).

4.5	Form of 5.875% Notes due 2023 (incorporated by reference to Exhibit 4.4 hereto and Exhibit A therein).

4.6	Second Supplemental Indenture dated as of February 5, 2019, between Fidus Investment Corporation and U.S. Bank National Association, as trustee, including the form of global note attached thereto (Filed as Exhibit (d)(11) to the Registrant’s post-effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-223350) filed with the Securities and Exchange Commission on May 1, 2018 and incorporated herein by reference).

4.7	Form of 6.00% Notes due 2024 (incorporated by reference to Exhibit 4.6 hereto and Exhibit A therein).

4.8	Third Supplemental Indenture dated as of October 16, 2019, between Fidus Investment Corporation and U.S. Bank National Association, as trustee (Filed as Exhibit 4.2 to the Registrant’s current report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 16, 2019 and incorporated herein by reference).

4.9	Form of 5.375% Notes due 2024 (Incorporated by reference to Exhibit 4.8 hereto and Exhibit A therein).

4.10	Description of Securities.*

10.1	Investment Advisory and Management Agreement between Registrant and Fidus Investment Advisors, LLC (Filed as Exhibit (g) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

10.2	Custody Agreement (Filed as Exhibit (j) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

10.3	Administration Agreement between Registrant and Fidus Investment Advisors, LLC (Filed as Exhibit (k)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

10.4	Trademark License Agreement between Registrant and Fidus Partners, LLC (Filed as Exhibit (k)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

10.5†	Form of Indemnification Agreement by and between Registrant and each of its directors (Filed as Exhibit (k)(3) to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on June 10, 2011 and incorporated herein by reference).

10.6	Dividend Reinvestment Plan (Filed as Exhibit (e) to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-182785) filed with the U.S. Securities and Exchange Commission on August 27, 2012 and incorporated herein by reference).

10.7	First Amendment to Investment Advisory and Management Agreement between Registrant and Fidus Investment Advisors, LLC (Filed as exhibit 10.7 to the Registrant’s annual report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 6, 2014 and incorporated herein by reference).

10.8	Senior Secured Revolving Credit Agreement, dated June 16, 2014, by and among the Registrant, the lenders party thereto and ING Capital LLC, as Administrative Agent, (Filed as exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 20, 2014 and incorporated herein by reference).

10.9	Amendment No. 1, dated December 19, 2014, to the Senior Secured Revolving Credit Agreement dated June 16, 2014, by and among the Registrant, the lenders party thereto and ING Capital LLC as Administrative Agent filed as exhibit 10.1 to the Registrant’s current report on Form 8-K (Filed with the U.S. Securities and Exchange Commission on December 22, 2014 and incorporated herein by reference).

10.10	Amendment No. 2, dated December 29, 2017, to the Senior Secured Revolving Credit Agreement dated June 16, 2014, by and among the Registrant, the lenders party thereto and ING Capital LLC as Administrative Agent filed as exhibit 10.1 to the Registrant’s current report on Form 8-K (Filed with the U.S. Securities and Exchange Commission on January 2, 2018 and incorporated herein by reference).

10.11	Incremental Commitment Agreement to Senior Secured Revolving Credit Agreement, dated June 5, 2018 by and among the Registrant, the subsidiary guarantors party thereto and ING Capital LLC as Administrative Agent and increasing lender (Filed as exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 5, 2018 and incorporated herein by reference).

10.12	Amendment No. 3 and Incremental Commitment Agreement to Senior Secured Revolving Credit Agreement, dated October 19, 2018, to the Senior Secured Revolving Credit Agreement dated June 16, 2014, by and among the Registrant, the lenders party thereto, TIAA, FSB, as increasing lender and a lender and ING Capital LLC as Administrative Agent and a lender (Filed as exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 19, 2018 and incorporated herein by reference).

10.13	Amended & Restated Senior Secured Revolving Credit Agreement, dated as of April 24, 2019, by and among the Company, as borrower, the lenders party thereto, and ING Capital LLC, as administrative agent (Filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 24, 2019 and incorporated herein by reference).

10.14	Amended and Restated Guarantee, Pledge and Security Agreement, dated as of April 24, 2019, by and among the Company, as borrower, the subsidiary guarantors party thereto, ING Capital LLC, as revolving administrative agent, and ING Capital LLC, as collateral agent (Filed as Exhibit 10.2 to the Registrant’s current report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 24, 2019 and incorporated herein by reference).

14.1	Code of Business Conduct of the Registrant (Filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00861) filed with the U.S. Securities and Exchange Commission on March 8, 2012 and incorporated herein by reference).

21.1	List of Subsidiaries.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
†	Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDUS INVESTMENT CORPORATION A Maryland Corporation
Date: February 27, 2020

/s/ EDWARD H. ROSS
Name: Edward H. Ross
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD H. ROSS Edward H. Ross	Chairman and Chief Executive Officer (Principal Executive Officer)	February 27, 2020

/s/ THOMAS C. LAUER Thomas C. Lauer	President and Director	February 27, 2020

/s/ SHELBY E. SHERARD Shelby E. Sherard	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2020

/s/ RAYMOND L. ANSTISS, JR. Raymond L. Anstiss, Jr.	Director	February 27, 2020

/s/ CHARLES D. HYMAN Charles D. Hyman	Director	February 27, 2020

/s/ EDWARD X. TUNE Edward X. Tune	Director	February 27, 2020