Form 10-Q
period 2020-03-31
FIDUS INVESTMENT Corp
filed 2020-04-30
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 27, 2020, the Registrant had outstanding 24,437,400 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	March 31, 2020 (unaudited)	December 31, 2019
ASSETS
Investments, at fair value:
Control investments (cost: $28,145 and $27,718, respectively)	$20,551	$21,820
Affiliate investments (cost: $41,527 and $56,328, respectively)	67,504	121,555
Non-control/non-affiliate investments (cost: $661,438 and $620,453, respectively)	630,885	623,544

Total investments, at fair value (cost: $731,110 and $704,499, respectively)	718,940	766,919
Cash and cash equivalents	27,225	15,012
Interest receivable	5,442	6,331
Prepaid expenses and other assets	935	1,177

Total assets	$752,542	$789,439

LIABILITIES

SBA debentures, net of deferred financing costs (Note 6)	$152,922	$153,802
Public Notes, net of deferred financing costs (Note 6)	177,227	176,901
Borrowings under Credit Facility, net of deferred financing costs (Note 6)	33,982	23,899
Accrued interest and fees payable	2,222	3,505
Base management fee payable – due to affiliate	3,272	3,334
Income incentive fee payable – due to affiliate	1,855	1,497
Capital gains incentive fee payable – due to affiliate	3,837	12,715
Administration fee payable and other – due to affiliate	647	487
Taxes payable	123	547
Accounts payable and other liabilities	921	442

Total liabilities	377,008	377,129

Commitments and contingencies (Note 7)

NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 24,437,400 and 24,463,119 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	24	24
Additional paid-in capital	365,793	366,061
Total distributable earnings	9,717	46,225

Total net assets	375,534	412,310

Total liabilities and net assets	$752,542	$789,439

Net asset value per common share	$15.37	$16.85

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

(in thousands, except shares and per share data)

	Three Months Ended March 31,
	2020	2019
Investment Income:
Interest income
Control investments	$432	$282
Affiliate investments	983	1,520
Non-control/non-affiliate investments	16,052	13,450

Total interest income	17,467	15,252
Payment-in-kind interest income
Control investments	425	1,237
Affiliate investments	40	83
Non-control/non-affiliate investments	616	1,310

Total payment-in-kind interest income	1,081	2,630
Dividend income
Control investments	—	—
Affiliate investments	107	368
Non-control/non-affiliate investments	29	(73)

Total dividend income	136	295
Fee income
Control investments	—	349
Affiliate investments	—	22
Non-control/non-affiliate investments	1,282	1,728

Total fee income	1,282	2,099
Interest on idle funds and other income	17	54

Total investment income	19,983	20,330

Expenses:
Interest and financing expenses	4,960	3,724
Base management fee	3,272	2,871
Incentive fee - income	1,855	2,485
Incentive fee - capital gains	(8,878)	355
Administrative service expenses	466	399
Professional fees	553	590
Other general and administrative expenses	335	305

Total expenses	2,563	10,729

Net investment income before income taxes	17,420	9,601
Income tax provision (benefit)	3	2

Net investment income	17,417	9,599

Net realized and unrealized gains (losses) on investments:
Net realized gains (losses):
Control investments	—	(1,268)
Affiliate investments	24,332	35
Non-control/non-affiliate investments	7,046	(358)

Total net realized gain (loss) on investments	31,378	(1,591)

Income tax (provision) benefit from realized gains on investments	(1,051)	8
Net change in unrealized appreciation (depreciation):
Control investments	(1,696)	1,637
Affiliate investments	(39,253)	2,759
Non-control/non-affiliate investments	(33,641)	(851)

Total net change in unrealized appreciation (depreciation) on investments	(74,590)	3,545

Net gain (loss) on investments	(44,263)	1,962
Realized losses on extinguishment of debt	(125)	(189)

Net increase (decrease) in net assets resulting from operations	$(26,971)	$11,372

Per common share data:
Net investment income per share-basic and diluted	$0.71	$0.39

Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$(1.10)	$0.46

Dividends declared per share	$0.39	$0.39

Weighted average number of shares outstanding — basic and diluted	24,457,634	24,463,119

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except shares)

	Common Stock		Additional paid-in capital	Total distributable earnings	Total net assets
	Number of shares	Par value
Balances at December 31, 2018	24,463,119	$24	$366,688	$36,273	$402,985
Net investment income	—	—	—	9,599	9,599
Net realized gain (loss) on investments, net of taxes	—	—	—	(1,583)	(1,583)
Net unrealized appreciation (depreciation) on investments	—	—	—	3,545	3,545
Realized losses on extinguishment of debt	—	—	—	(189)	(189)
Dividends declared	—	—	—	(9,541)	(9,541)

Balances at March 31, 2019	24,463,119	$24	$366,688	$38,104	$404,816

Balances at December 31, 2019	24,463,119	$24	$366,061	$46,225	$412,310

Repurchases of common stock under Stock Repurchase Program (Note 8)	(25,719)	—	(268)	—	(268)
Net investment income	—	—	—	17,417	17,417
Net realized gain (loss) on investments, net of taxes	—	—	—	30,327	30,327
Net unrealized appreciation (depreciation) on investments	—	—	—	(74,590)	(74,590)
Realized losses on extinguishment of debt	—	—	—	(125)	(125)
Dividends declared	—	—	—	(9,537)	(9,537)

Balances at March 31, 2020	24,437,400	$24	$365,793	$9,717	$375,534

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(26,971)	$11,372
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used for) operating activities:
Net change in unrealized (appreciation) depreciation on investments	74,590	(3,545)
Net realized (gain) loss on investments	(31,378)	1,591
Interest and dividend income paid-in-kind	(1,081)	(2,630)
Accretion of original issue discount	(87)	(13)
Accretion of loan origination fees	(260)	(367)
Purchase of investments	(68,192)	(80,473)
Proceeds from sales and repayments of investments	73,772	57,352
Proceeds from loan origination fees	615	586
Realized losses on extinguishment of debt	125	189
Amortization of deferred financing costs	550	415
Changes in operating assets and liabilities:
Interest receivable	889	220
Prepaid expenses and other assets	224	482
Accrued interest and fees payable	(1,283)	(1,095)
Base management fee payable – due to affiliate	(63)	(56)
Income incentive fee payable – due to affiliate	358	(300)
Capital gains incentive fee payable – due to affiliate	(8,878)	355
Administration fee payable and other – due to affiliate	160	(99)
Taxes payable	(424)	(588)
Accounts payable and other liabilities	480	93

Net cash provided by (used for) operating activities	13,146	(16,511)

Cash Flows from Financing Activities:
Proceeds received from SBA debentures	6,000	—
Repayments of SBA debentures	(7,000)	(19,750)
Proceeds received from issuance of Public Notes	—	69,000
Proceeds received from (repayments of) borrowings under Credit Facility, net	10,000	(36,500)
Payment of deferred financing costs	(128)	(2,504)
Dividends paid to stockholders, including expenses	(9,537)	(9,541)
Repurchases of common stock under Stock Repurchase Program	(268)	—

Net cash provided by (used for) financing activities	(933)	705

Net increase (decrease) in cash and cash equivalents	12,213	(15,806)
Cash and cash equivalents:
Beginning of period	15,012	42,015

End of period	$27,225	$26,209

Supplemental disclosure of cash flow information:
Cash payments for interest	$5,693	$4,404
Cash payments for taxes, net of tax refunds received	$1,478	$582

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

March 31, 2020

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets
Control Investments (t)
FDS Avionics Corp. (dba Flight Display Systems)	Aerospace & Defense Manufacturing
Second Lien Debt			6.00%/9.00%	11/5/2014	12/31/2021	$4,519	$4,519	$3,971
Revolving Loan ($30 commitment)			6.00%/9.00%	4/12/2018	12/31/2021	267	267	267
Common Equity (7,478 shares) (j)				11/10/2017			748	—
Preferred Equity (2,550 shares)				12/26/2019			2,550	—

							8,084	4,238	1%
US GreenFiber, LLC	Building Products Manufacturing
Second Lien Debt (k)			7.00%/6.00%	7/3/2014	8/30/2024	14,727	14,721	11,558
Second Lien Debt (k)			7.50%/7.50%	11/9/2018	8/30/2024	4,754	4,754	4,755
Common Equity (2,522 units) (h)(j)				7/3/2014			585	—
Common Equity (425,508 units) (j)				8/30/2019			1	—

							20,061	16,313	4%

Total Control Investments							$28,145	$20,551	5%

Affiliate Investments (l)
FAR Research Inc. (n)	Specialty Chemicals
Common Equity (1,396 units)				3/31/2014			$—	$28	0%

Fiber Materials, Inc. (n)	Aerospace & Defense Manufacturing
Common Equity (10 units)				11/30/2016			—	—	0%

Medsurant Holdings, LLC	Healthcare Services
Second Lien Debt			14.75%/0.00%	12/18/2015	6/30/2020	8,823	8,818	8,823
Preferred Equity (63,331 units) (h)				4/12/2011			673	711
Warrant (252,588 units) (h)(m)				4/12/2011			2,258	2,502

							11,749	12,036	3%
Mirage Trailers LLC	Utility Equipment Manufacturing
Second Lien Debt (k)(ad)		(L + 8.50%) /(1.00%)	10.02%/4.50%	11/25/2015	11/25/2020	6,250	6,277	5,297
Common Equity (2,500,000 shares) (o)				11/25/2015			2,185	—

							8,462	5,297	1%
Pfanstiehl, Inc.	Healthcare Products
Subordinated Debt			10.50%/0.00%	3/29/2013	9/29/2022	6,208	6,202	6,208
Common Equity (4,250 units) (j)				3/29/2013			425	14,364

							6,627	20,572	6%
Pinnergy, Ltd.	Oil & Gas Services
Common Equity - Class A-2 (42,500 units) (k)				10/13/2016			3,000	16,602
Common Equity - Class B (1,000 units) (k)				10/13/2016			3,000	3,185

							6,000	19,787	5%
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Second Lien Debt			12.00%/1.50%	11/12/2015	5/12/2021	7,696	7,689	7,696
Common Equity (1,000,000 units)				11/12/2015			1,000	2,088

							8,689	9,784	3%

Total Affiliate Investments							$41,527	$67,504	18%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

March 31, 2020

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets
Non-control/Non-affiliate Investments
Accent Food Services, LLC	Vending Equipment Manufacturing
Second Lien Debt (k)(p)			0.00%/17.00%	11/30/2016	5/30/2022	$35,410	$35,328	$25,717
Common Equity (7,885 units) (h)(j)				11/30/2016			800	—

							36,128	25,717	7%
Allied 100 Group, Inc.	Healthcare Products
Subordinated Debt (k)			11.25%/0.00%	7/31/2019	5/26/2023	21,500	21,411	21,500
Common Equity (625,000 units) (j)				11/26/2014			625	1,061

							22,036	22,561	6%
Alzheimer’s Research and Treatment Center, LLC	Healthcare Services
First Lien Debt (j)(w)		(L + 5.75%) / (2.00%)	7.75%/0.00%	10/23/2018	10/23/2023	6,500	6,464	6,500
Common Equity (500 units) (h)(j)				10/23/2018			500	667

							6,964	7,167	2%
American AllWaste LLC (dba WasteWater Transport Services)	Environmental Industries
Second Lien Debt (j)		(L + 11.00%) / (2.00%)	13.00%/0.00%	5/31/2018	11/30/2023	17,503	17,416	17,503
Preferred Equity (500 units) (h)(j)				5/31/2018			500	176
Preferred Equity (207 units) (h)(j)				8/6/2019			250	250

							18,166	17,929	5%
Argo Turboserve Corporation	Business Services
Second Lien Debt (j)		(L + 9.75%) / (2.00%)	11.75%/0.00%	12/26/2018	6/28/2023	13,875	13,821	13,875	4%

AVC Investors, LLC (dba Auveco)	Specialty Distribution
Second Lien Debt (k)			11.50%/0.00%	1/3/2018	7/3/2023	22,500	22,432	22,259
Common Equity (5,000 units) (j)				1/3/2018			490	492

							22,922	22,751	6%
B&B Roadway and Security Solutions, LLC	Component Manufacturing
Second Lien Debt			10.50%/3.50%	2/27/2018	8/27/2023	10,586	10,551	9,630
Common Equity (50,000 units) (h)(j)				2/27/2018			500	—

							11,051	9,630	2%
Bandon Fitness (Texas), Inc.	Retail
First Lien Debt (j)(z)		(L + 6.00%) / (2.25%)	8.25%/0.00%	8/9/2019	8/9/2024	14,180	13,710	12,505
Common Equity (497,549 units) (j)				8/9/2019			849	—

							14,559	12,505	3%
BCC Group Holdings, Inc.	Information Technology Services
Subordinated Debt			11.00%/1.00%	1/28/2019	4/11/2023	18,212	18,083	18,212
Common Equity (451 shares)				1/28/2019			232	165
Preferred Equity (14 shares)				1/28/2019			143	143

							18,458	18,520	5%
BCM One Group Holdings, Inc.	Information Technology Services
Subordinated Debt (k)			11.00%/0.00%	1/3/2019	7/3/2024	29,000	28,875	29,000
Common Equity (1,143 shares)				1/3/2019			1	—
Preferred Equity (66 shares)				1/3/2019			665	619

							29,541	29,619	8%
Bedford Precision Parts LLC	Specialty Distribution
First Lien Debt (j)(s)		(L + 6.25%) / (2.00%)	8.25%/0.00%	3/12/2019	3/12/2024	5,000	4,971	5,000
Common Equity (500,000 units) (h)(j)				3/12/2019			500	403

							5,471	5,403	1%
Cardboard Box LLC (dba Anthony’s Coal Fired Pizza)	Restaurants
Common Equity (521,021 units) (j)				12/15/2015			521	—
Preferred Equity (99,889 units) (j)				12/6/2019			49	127

							570	127	0%
Combined Systems, Inc.	Aerospace & Defense Manufacturing
First Lien Debt		(L + 10.00%) / (2.00%)	12.00%/0.00%	1/31/2020	1/31/2025	7,900	7,844	7,844
Revolving Loan ($0 commitment) (j)(ac)		(L + 9.00%) / (2.00%)	11.00%/0.00%	1/31/2020	1/31/2025	4,000	3,976	3,976

							11,820	11,820	3%
ControlScan, Inc.	Information Technology Services
Subordinated Debt (j)			11.00%/0.00%	7/28/2017	1/28/2023	6,750	6,733	6,750
Common Equity (1,852 shares) (j)				7/28/2017			2	222
Preferred Equity (50 shares) (j)				7/28/2017			498	498

							7,233	7,470	2%
CRS Solutions Holdings, LLC (dba CRS Texas)	Business Services
Second Lien Debt			10.50%/1.00%	3/14/2018	4/30/2024	11,190	11,147	10,779
Common Equity (375,000 units) (h)(j)				3/14/2018			375	222

							11,522	11,001	3%
Diversified Search LLC	Business Services
First Lien Debt (k)(r)		(L + 6.00%) / (1.75%)	7.94%/0.00%	2/7/2019	2/7/2024	17,355	17,112	16,917
Common Equity (573 units) (h)(j)				2/7/2019			593	375

							17,705	17,292	5%
EBL, LLC (EbLens)	Retail
Second Lien Debt (j)(p)			12.00%/1.00%	7/13/2017	1/13/2023	9,197	9,146	7,235
Common Equity (75,000 units) (j)				7/13/2017			750	—

							9,896	7,235	2%
French Transit, LLC	Consumer Products
First Lien Debt (j)		(L + 9.00%) / (2.25%)	11.25%/0.00%	6/21/2019	6/21/2024	4,100	4,066	4,100
Revolving Loan ($1,000 commitment) (j)(u)		(L + 9.00%) / (2.25%)	11.25%/0.00%	6/21/2019	6/21/2024	—	(4)	—

							4,062	4,100	1%
Global Plasma Solutions, Inc.	Component Manufacturing
First Lien Debt (j)(v)		(L + 5.00%) / (2.00%)	7.00%/0.00%	9/21/2018	9/21/2023	6,838	6,784	6,838
Preferred Equity (947 shares) (j)				9/21/2018			360	407
Common Equity (947 shares) (j)				9/21/2018			15	224

							7,159	7,469	2%
Gurobi Optimization, LLC	Information Technology Services
Common Equity (3 shares)				12/19/2017			750	1,595	0%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

March 31, 2020

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets
Haematologic Technologies, Inc.	Healthcare Services
First Lien Debt (x)		(L + 7.25%) / (2.00%)	9.25%/0.00%	10/11/2019	10/11/2024	$5,500	$5,463	$5,463
Common Equity (500 units) (h)(j)				10/11/2019			500	201

							5,963	5,664	1%
Hilco Plastics Holdings, LLC (dba Hilco Technologies)	Component Manufacturing
Second Lien Debt			11.50%/1.50%	9/23/2016	12/31/2019	10,162	10,162	8,660
Revolving Loan (j)		(L + 6.50%) / (0.00%)	8.08%/0.00%	12/20/2019	12/15/2019	5,962	5,962	5,962
First Lien Debt (j)		(L + 6.95%) / (0.00%)	8.53%/0.00%	12/20/2019	12/15/2019	6,243	6,243	6,243
Preferred Equity (1,000,000 units) (h)(j)				4/18/2018			1,000	—
Common Equity (72,507 units) (h)(j)				9/23/2016			473	—

							23,840	20,865	6%
Hoonuit, LLC	Information Technology Services
First Lien Debt		(L + 9.25%) / (2.25%)	11.50%/0.00%	6/7/2019	6/7/2024	7,165	7,124	7,166
Preferred Equity (610 units) (h)(j)				6/20/2019	1/1/2022		250	260

							7,374	7,426	2%
Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt (k)			12.25%/0.00%	3/23/2016	9/23/2021	25,000	24,955	22,329
Common Equity (3,750 units)				3/23/2016			131	556

							25,086	22,885	6%
IBH Holdings, LLC (fka Inflexxion, Inc.)	Business Services
Common Equity (150,000 units)				6/20/2018			—	—	0%

K2 Merger Agreement Agent, LLC (fka K2 Industrial Services, Inc.) (n)	Industrial Cleaning & Coatings
Second Lien Debt			0.00%/10.00%	1/28/2019	1/28/2021	1,984	1,984	1,984	0%

The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Second Lien Debt (k)			12.00%/0.00%	12/8/2017	6/8/2024	15,000	14,952	13,740
Common Equity (765 shares) (j)				12/8/2017			765	552

							15,717	14,292	4%
LNG Indy, LLC (dba Kinetrex Energy)	Oil & Gas Distribution
Second Lien Debt (k)			11.50%/1.50%	12/28/2016	11/12/2021	10,012	9,977	9,977
Common Equity (500 units)				12/28/2016			500	527

							10,477	10,504	3%
Marco Group International OpCo, LLC	Industrial Cleaning & Coatings
Second Lien Debt			10.50%/0.75%	3/2/2020	9/2/2026	10,006	9,908	9,908
Common Equity (570,636 units) (h)(j)				7/21/2017			637	578

							10,545	10,486	3%
Mesa Line Services, LLC	Utilities: Services
Second Lien Debt (j)			10.50%/1.75%	11/30/2017	8/1/2024	17,297	17,214	17,297
Common Equity (981 shares) (j)				11/30/2017			1,148	758

							18,362	18,055	5%
Microbiology Research Associates, Inc.	Healthcare Services
Subordinated Debt			11.00%/1.50%	5/13/2015	3/13/2022	8,964	8,955	8,964
Common Equity (812,866 units) (j)				5/13/2015			969	920

							9,924	9,884	3%
Midwest Transit Equipment, Inc.	Transportation services
Warrant (7,192 shares) (j)(m)				6/23/2017			180	392
Warrant (9.59% of Junior Subordinated Notes) (j)(q)				6/23/2017			191	237

							371	629	0%
NGT Acquisition Holdings, LLC (dba Techniks Industries)	Component Manufacturing
Common Equity (378 units) (j)				5/24/2017			500	123	0%

OMC Investors, LLC (dba Ohio Medical Corporation)	Healthcare Products
Second Lien Debt			12.00%/0.00%	1/15/2016	7/15/2021	10,000	9,976	10,000
Common Equity (5,000 units)				1/15/2016			500	406

							10,476	10,406	3%
Palisade Company, LLC	Information Technology Services
Subordinated Debt (j)			11.75%/0.00%	11/15/2018	5/15/2024	6,500	6,476	6,500
Common Equity (50 shares) (j)				11/15/2018			500	451

							6,976	6,951	2%
Palmetto Moon, LLC	Retail
First Lien Debt			11.50%/2.50%	11/3/2016	10/31/2021	4,994	4,982	3,985
Common Equity (499 units) (j)				11/3/2016			494	—

							5,476	3,985	1%
Power Grid Components, Inc.	Specialty Distribution
Second Lien Debt (k)			11.00%/1.00%	4/12/2018	12/2/2025	22,262	22,175	22,262
Preferred Equity (392 shares) (j)				4/12/2018			392	471
Preferred Equity (48 shares) (j)				12/2/2019			48	58
Common Equity (10,622 shares) (j)				4/12/2018			462	691

							23,077	23,482	6%
Prime AE Group, Inc.	Business Services
First Lien Debt (j)		(L + 6.25%) / (2.00%)	8.25%/0.00%	11/25/2019	11/25/2024	7,333	7,154	7,154
Preferred Equity (500,000 shares) (j)				11/25/2019			500	500

							7,654	7,654	2%
Pugh Lubricants, LLC	Specialty Distribution
Second Lien Debt (k)			12.25%/0.00%	11/10/2016	5/10/2022	26,581	26,514	26,581
Common Equity (3,062 units) (h)(j)				11/10/2016			288	534

							26,802	27,115	7%
Revenue Management Solutions, LLC	Information Technology Services
Common Equity (1,125,000 shares)				1/4/2017			1,125	2,672	1%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

March 31, 2020

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets
Rhino Assembly Company, LLC	Specialty Distribution
Second Lien Debt (k)			12.00%/1.00%	8/11/2017	2/11/2023	$11,469	$11,434	$10,295
Delayed Draw Commitment ($875 commitment) (i)(j)			12.00%/1.00%	8/11/2017	5/17/2022	—	—	—
Preferred Equity (8,864 units) (h)(j)				8/11/2017			944	252

							12,378	10,547	3%
Road Safety Services, Inc.	Business Services
Second Lien Debt			11.25%/1.50%	9/18/2018	3/18/2024	10,261	10,226	10,261
Common Equity (655 units)				9/18/2018			621	688

							10,847	10,949	3%
Rohrer Corporation	Packaging
Subordinated Debt (j)			10.50%/1.00%	10/1/2018	4/1/2024	13,910	13,860	13,910
Common Equity (400 shares)				7/18/2016			780	1,079

							14,640	14,989	4%
Routeware, Inc.	Information Technology Services
First Lien Debt (k)(aa)		(L + 7.00%) / (1.75%)	8.75%/0.00%	2/7/2020	2/7/2025	15,000	14,912	14,912	4%

SES Investors, LLC (dba SES Foam)	Building Products Manufacturing
Second Lien Debt			13.00%/0.00%	9/8/2016	12/29/2020	3,095	3,085	3,095
Common Equity (6,000 units) (h)(j)				9/8/2016			567	914

							3,652	4,009	1%
Software Technology, LLC	Information Technology Services
Subordinated Debt (k)			11.00%/0.00%	12/23/2016	6/23/2023	10,000	9,974	10,000
Common Equity (6 shares)				12/23/2016			646	800

							10,620	10,800	3%
Specialized Elevator Services Holdings, LLC	Business Services
First Lien Debt (j)(y)		(L + 5.50%) / (2.00%)	7.50%/0.00%	5/7/2019	5/3/2024	12,889	12,758	12,889
Common Equity (500 units) (j)				5/8/2019			596	556

							13,354	13,445	4%
SpendMend LLC	Business Services
Second Lien Debt (k)			11.00%/0.75%	1/8/2018	7/8/2023	10,515	10,482	10,515
Common Equity (1,000,000 units)				1/8/2018			1,000	1,404

							11,482	11,919	3%
TransGo, LLC	Component Manufacturing
Common Equity (500 units)				2/28/2017			499	526	0%

The Tranzonic Companies	Specialty Distribution
Subordinated Debt (j)			10.00%/1.25%	3/27/2018	3/27/2025	6,945	6,895	6,945
Preferred Equity (5,653 units) (j)				3/27/2018			565	679
Common Equity (1 units) (j)				3/27/2018			—	57

							7,460	7,681	2%
UBEO, LLC	Business Services
Subordinated Debt (j)			11.00%/0.00%	4/3/2018	10/3/2024	13,893	13,798	12,199
Common Equity (705,000 units) (h)(j)				4/3/2018			668	402

							14,466	12,601	3%
United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)(j)				4/1/2012			1,008	34
Warrant (57,469 units) (m)				3/5/2012			566	29

							1,574	63	0%
Vanguard Dealer Services, L.L.C. (n)	Business Services
Common Equity (6,000 units)				7/30/2015			—	—
Common Equity (2,380 units) (j)				2/2/2018			—	—

							—	—	0%
Virginia Tile Company, LLC	Specialty Distribution
Second Lien Debt (k)(p)			12.25%/0.00%	12/19/2014	4/7/2022	12,000	11,990	9,984
Common Equity (17 units)				12/19/2014			342	367

							12,332	10,351	3%
Western’s Smokehouse, LLC	Consumer Products
First Lien Debt (j)(ab)		(L + 6.50%) / (1.25%)	7.95%/0.00%	2/28/2020	12/23/2024	10,000	9,853	9,853	3%

Wheel Pros, Inc.	Specialty Distribution
Second Lien Debt (j)		(L + 8.50%) / (0.00%)	9.57%/0.00%	5/17/2019	4/4/2026	20,000	19,825	18,400
Preferred Equity (347,222 units) (j)				5/15/2019			750	585

							20,575	18,985	5%
Worldwide Express Operations, LLC	Transportation services
Second Lien Debt (j)		(L + 8.00%) / (1.00%)	9.69%/0.00%	2/27/2017	2/3/2025	20,000	19,753	18,907
Common Equity (2,000 units) (h)(j)				2/27/2017			1,478	1,500

							21,231	20,407	5%

Total Non-control/Non-affiliate Investments							$661,438	$630,885	168%

Total Investments							$731,110	$718,940	191%

(a)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(b)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(c)	All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.
(d)

Variable rate investments bear interest at a rate indexed to LIBOR (L), which is reset monthly, bimonthly, quarterly, or semi-annually. Certain variable rate investments also include a LIBOR interest rate floor. For each investment, the Company has provided the spread over the reference rate and the LIBOR floor, if any, as of March 31, 2020.

(e)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of March 31, 2020. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
(f)	Investment date represents the date of the initial investment in the security.
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
(i)

The disclosed commitment represents the unfunded amount as of March 31, 2020. The Company is earning 0.50% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate which will be earned if the commitment is funded.

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

March 31, 2020

(in thousands, except shares)

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

(n)	Investment in portfolio company that has sold its operations and is in the process of winding down.
(o)	Income producing. Maturity date, if any, represents mandatory redemption date.
(p)	Investment was on non-accrual status as of March 31, 2020, meaning the Company has ceased recognizing interest income on the investment.
(q)	Warrant entitles the Company to purchase 9.59% of the outstanding principal of Junior Subordinated Notes prior to exercise, and is non-income producing.
(r)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.12% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(s)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.90% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(u)

The disclosed commitment represents the unfunded amount as of March 31, 2020. The Company is earning 0.75% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

(v)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.26% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(w)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.88% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(z)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.43% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(aa)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.84% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ab)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.05% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ac)

The disclosed commitment represents the unfunded amount as of March 31, 2020. The Company is earning 1.00% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

(ad)	Investment was on PIK-only non-accrual status as of March 31, 2020, meaning the Company has ceased recognizing PIK interest income on the investment.

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

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Variable Index Spread / Floor (d)	Rate (e) Cash/PIK	Investment Date (f)	Maturity	Principal Amount	Cost	Fair Value (g)	Percent of Net Assets
French Transit, LLC	Consumer Products
First Lien Debt (j)		(L + 9.00%) /(2.25%)	11.25%/0.00%	6/21/2019	6/21/2024	$8,000	$7,964	$8,000
Revolving Loan ($1,000 commitment) (j)(u)		(L + 9.00%) / (2.25%)	11.25%/0.00%	6/21/2019	6/21/2024	—	(4)	—

							7,960	8,000	2%
Global Plasma Solutions, Inc.	Component Manufacturing
First Lien Debt (j)(v)		(L + 5.00%) / (2.00%)	7.10%/0.00%	9/21/2018	9/21/2023	7,071	7,013	7,071
Preferred Equity (947 shares) (j)				9/21/2018			360	399
Common Equity (947 shares) (j)				9/21/2018			15	161

							7,388	7,631	2%
Gurobi Optimization, LLC	Information Technology Services
Common Equity (5 shares)				12/19/2017			1,500	3,382	1%

Haematologic Technologies, Inc.	Healthcare Services
First Lien Debt (x)		(L + 7.25%) / (2.00%)	9.25%/0.00%	10/11/2019	10/11/2024	5,500	5,461	5,461
Common Equity (500 units) (j)				10/11/2019			500	500

							5,961	5,961	1%
Hilco Plastics Holdings, LLC (dba Hilco Technologies)	Component Manufacturing
Second Lien Debt			11.50%/1.50%	9/23/2016	12/31/2019	10,116	10,116	9,057
Revolving Loan (j)		(L + 6.50%) / (0.00%)	8.26%/0.00%	12/20/2019	12/15/2019	5,962	5,962	5,962
First Lien Debt (j)		(L + 6.95%) / (0.00%)	8.66%/0.00%	12/20/2019	12/15/2019	4,812	4,812	4,812
First Lien Debt (j)		(L + 6.95%) / (0.00%)	8.64%/0.00%	12/20/2019	12/15/2019	1,815	1,815	1,815
Preferred Equity (1,000,000 units) (h)(j)				4/18/2018			1,000	—
Common Equity (72,507 units) (h)(j)				9/23/2016			473	—

							24,178	21,646	5%
Hoonuit, LLC	Information Technology Services
First Lien Debt		(L + 9.25%) / (2.25%)	11.50%/0.00%	6/7/2019	6/7/2024	7,165	7,121	7,165
Preferred Equity (610 units) (h)(j)				6/20/2019	1/1/2022		250	279

							7,371	7,444	2%
Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt (k)			12.25%/0.00%	3/23/2016	9/23/2021	25,000	24,947	25,000
Common Equity (7,500 units)				3/23/2016			263	1,488

							25,210	26,488	6%
Hunter Defense Technologies, Inc.	Aerospace & Defense Manufacturing
First Lien Debt (j)		(L + 7.00%) / (1.00%)	8.94%/0.00%	9/27/2018	3/29/2023	9,246	9,174	9,246	2%

IBH Holdings, LLC (fka Inflexxion, Inc.)	Business Services
Common Equity (150,000 units)				6/20/2018			—	—	0%

K2 Merger Agreement Agent, LLC (fka K2 Industrial Services, Inc.) (n)	Industrial Cleaning & Coatings
Second Lien Debt			0.00%/10.00%	1/28/2019	1/28/2021	2,309	2,309	2,309	1%

The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Second Lien Debt (k)			12.00%/0.00%	12/8/2017	6/8/2024	15,000	14,948	13,024
Common Equity (765 shares) (j)				12/8/2017			765	609

							15,713	13,633	3%
LNG Indy, LLC (dba Kinetrex Energy)	Oil & Gas Distribution
Second Lien Debt (k)			11.50%/0.00%	12/28/2016	11/12/2021	5,000	4,991	5,000
Common Equity (1,000 units)				12/28/2016			1,000	1,264

							5,991	6,264	2%
Marco Group International OpCo, LLC	Industrial Cleaning & Coatings
Second Lien Debt			10.50%/0.75%	7/21/2017	1/21/2023	12,225	12,192	12,120
Common Equity (960,482 units) (h)(j)				7/21/2017			960	1,063

							13,152	13,183	3%
Mesa Line Services, LLC	Utilities: Services
Second Lien Debt (j)			10.50%/1.75%	11/30/2017	8/1/2024	17,221	17,133	17,221
Common Equity (981 shares) (j)				11/30/2017			1,148	961

							18,281	18,182	4%
Midwest Transit Equipment, Inc.	Transportation services
Warrant (14,384 shares) (j)(m)				6/23/2017			361	1,244
Warrant (9.59% of Junior Subordinated Notes) (j)(q)				6/23/2017			381	467

							742	1,711	0%
NGT Acquisition Holdings, LLC (dba Techniks Industries)	Component Manufacturing
Common Equity (378 units) (j)				5/24/2017			500	155	0%

OMC Investors, LLC (dba Ohio Medical Corporation)	Healthcare Products
Second Lien Debt			12.00%/0.00%	1/15/2016	7/15/2021	10,000	9,972	10,000
Common Equity (5,000 units)				1/15/2016			500	475

							10,472	10,475	3%

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

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets
Virginia Tile Company, LLC	Specialty Distribution
Second Lien Debt (k)			12.25%/0.00%	12/19/2014	4/7/2022	$12,000	$11,989	$12,000
Common Equity (17 units)				12/19/2014			342	860

							12,331	12,860	3%
Wheel Pros, Inc.	Specialty Distribution
Second Lien Debt (j)		(L + 8.50%) /(0.00%)	10.30%/0.00%	5/17/2019	4/4/2026	20,000	19,818	20,000
Preferred Equity (694,444 units) (j)				5/15/2019			1,500	1,781

							21,318	21,781	5%
Worldwide Express Operations, LLC	Transportation services
Second Lien Debt (j)		(L + 8.00%) /(1.00%)	9.90%/0.00%	2/27/2017	2/3/2025	20,000	19,740	20,000
Common Equity (4,000 units) (h)(j)				2/27/2017			2,956	4,452

							22,696	24,452	6%

Total Non-control/Non-affiliate Investments							$620,453	$623,544	151%

Total Investments							$704,499	$766,919	186%

(a)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(b)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(c)	All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.
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

The Company provides customized debt and equity financing solutions to lower middle-market companies, and may make investments directly or through its two wholly-owned investment company subsidiaries, Fidus Mezzanine Capital II, L.P. (“Fund II”) and Fidus Mezzanine Capital III, L.P. (“Fund III”) (collectively Fund II and Fund III are referred to as the “Funds”). The Funds are licensed by the U.S. Small Business Administration (the “SBA”) as small business investment companies (“SBIC”). The SBIC licenses allow the Funds to obtain leverage by issuing SBA-guaranteed debentures (“SBA debentures”), subject to the issuance of leverage commitments by the SBA and other customary procedures. As SBICs, the Funds are subject to a variety of regulations and oversight by the SBA under the Small Business Investment Act of 1958, as amended (the “SBIC Act”), concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments.

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

Note 2. Significant Accounting Policies

Basis of presentation: The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) pursuant to the requirements for reporting on Form 10-Q, Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies (“ASC 946), and Articles 6 or 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. The current period’s results of operation are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019.

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

Non-accrual: Debt investments or preferred equity investments (for which the Company is accruing PIK dividends) are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on full non-accrual status. Interest and dividend payments received on non-accrual investments may be recognized as interest or dividend income or may be applied to the investment principal balance based on management’s judgment. Non-accrual investments are restored to accrual status when past due principal, interest or dividends are paid and, in management’s judgment, payments are likely to remain current.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits included in the income tax provision, if any. There were no material uncertain income tax positions at March 31, 2020 and December 31, 2019. The Company’s tax returns are generally subject to examination by U.S. federal and most state tax authorities for a period of three years from the date the respective returns are filed, and, accordingly, the Company’s 2016 through 2019 tax years remain subject to examination.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Earnings and net asset value per share: The earnings per share calculations for the three months ended March 31, 2020 and 2019, are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Stock Repurchase Program: The Company has an open market stock repurchase program (the “Stock Repurchase Program”) under which the Company may acquire up to $5,000 of its outstanding common stock. Under the Stock Repurchase Program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by the Company’s management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 29, 2019, the Board extended the Stock Repurchase Program through December 31, 2020, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require the Company to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. During the three months ended March 31, 2020, the Company repurchased 25,719 shares of common stock on the open market for $268. The Company did not make any repurchases of common stock during the three months ended March 31, 2019. Refer to Note 8 for additional information concerning stock repurchases.

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

As of March 31, 2020, the Company had active investments in 62 portfolio companies and residual investments in four portfolio companies that have sold their underlying operations. The aggregate fair value of the total portfolio was $718,940 and the weighted average effective yield on the Company’s debt investments was 12.0% as of such date. As of March 31, 2020, the Company held equity investments in 90.9% of its portfolio companies and the weighted average fully diluted equity ownership in those portfolio companies was 4.8%. The weighted average fully diluted equity ownership was computed using the fully diluted equity ownership for equity investments (including warrants) at cost as of March 31, 2020.

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

The weighted average yield of the Company’s debt investments is not the same as a return on investment for its stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of all of the Company’s and its subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of March 31, 2020 and December 31, 2019, including accretion of OID and debt investment origination fees, but excluding investments on non-accrual status, if any.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Purchases of debt and equity investments for the three months ended March 31, 2020 and 2019 totaled $68,192 and $80,473, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the three months ended March 31, 2020 and 2019 totaled $73,772 and $57,352, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	March 31,		December 31,		March 31,		December 31,
	2020		2019		2020		2019
Second Lien Debt	$373,560	52.0%	$383,077	49.9%	$401,498	54.9%	$392,196	55.7%
Subordinated Debt	140,188	19.5	140,843	18.4	141,262	19.3	140,670	20.0
First Lien Debt	137,307	19.1	108,327	14.1	139,374	19.1	107,718	15.3
Equity	64,725	9.0	126,564	16.5	45,781	6.3	58,091	8.2
Warrants	3,160	0.4	8,108	1.1	3,195	0.4	5,824	0.8
Royalty Rights	—	—	—	—	—	—	—	—

Total	$718,940	100.0%	$766,919	100.0%	$731,110	100.0%	$704,499	100.0%

All investments made by the Company as of March 31, 2020 and December 31, 2019 were made in portfolio companies headquartered in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	March 31,		December 31,		March 31,		December 31,
	2020		2019		2020		2019
Midwest	$195,094	27.2%	$208,248	27.1%	$183,996	25.2%	$181,353	25.7%
Southeast	144,435	20.1	159,959	20.9	139,992	19.1	138,142	19.6
Northeast	149,148	20.7	154,713	20.2	154,661	21.2	142,054	20.2
West	83,593	11.6	76,251	9.9	89,330	12.2	76,587	10.9
Southwest	146,670	20.4	167,748	21.9	163,131	22.3	166,363	23.6

Total	$718,940	100.0%	$766,919	100.0%	$731,110	100.0%	$704,499	100.0%

The following table shows portfolio composition by type and by geographic region at fair value as a percentage of net assets.

By Type			By Geographic Region
	March 31,	December 31,		March 31,	December 31,
	2020	2019		2020	2019
Second Lien Debt	99.5%	92.8%	Midwest	51.8%	50.5%
Subordinated Debt	37.3	34.2	Southeast	38.5	38.8
First Lien Debt	36.6	26.3	Northeast	39.7	37.5
Equity	17.2	30.7	West	22.3	18.5
Warrants	0.8	2.0	Southwest	39.1	40.7
Royalty Rights	—	—

Total	191.4%	186.0%	Total	191.4%	186.0%

As of March 31, 2020 and December 31, 2019, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio on a fair value or cost basis.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

As of March 31, 2020 and December 31, 2019, the Company had debt investments in four and one portfolio companies on non-accrual status, respectively:

	March 31, 2020				December 31, 2019
	Fair				Fair
Portfolio Company	Value		Cost		Value		Cost
Accent Food Services, LLC	$25,717		$35,328		$33,067		$35,327
EBL, LLC (EbLens)	7,235		9,146		—	(2)	—	(2)
Mirage Trailers LLC	5,297	(1)	6,277	(1)	—	(2)	—	(2)
Virginia Tile Company, LLC	9,984		11,990		—	(2)	—	(2)

Total	$48,233		$62,741		$33,067		$35,327

(1)	Portfolio company was on PIK-only on non-accrual status at period end, meaning the Company has ceased recognizing PIK interest income on the investment.
(2)	Portfolio company debt investments were not on non-accrual status at period end.

Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of control and affiliate investments as of December 31, 2019 and any additions and reductions made to such investments during the three months ended March 31, 2020, the ending fair value as of March 31, 2020, and the total investment income earned on such investments during the period.

						Three Months Ended March 31, 2020
Portfolio Company (1)	March 31, 2020 Principal Amount - Debt Investments	December 31, 2019 Fair Value	Gross Additions (2)	Gross Reductions (3)	March 31, 2020 Fair Value	Net Realized Gains (Losses) (4)	Net Change in Unrealized Appreciation (Depreciation)	Interest Income	Payment-in- kind Interest Income	Dividend Income	Fee Income
Control Investments
FDS Avionics Corp. (dba Flight Display Systems)	$4,786	$5,403	$106	$(1,271)	$4,238	$—	$(1,270)	$73	$105	$—	$—
US GreenFiber, LLC	19,481	16,417	321	(425)	16,313	—	(426)	359	320	—	—

Total Control Investments	$24,267	$21,820	$427	$(1,696)	$20,551	$—	$(1,696)	$432	$425	$—	$—

Affiliate Investments
FAR Research Inc.	$—	$28	$—	$—	$28	$—	$—	$—	$—	$—	$—
Fiber Materials, Inc.	—	10,449	9,769	(20,218)	—	9,769	(9,804)	—	—	—	—
Medsurant Holdings, LLC	8,823	16,980	1,718	(6,662)	12,036	1,714	(2,018)	320	—	—	—
Microbiology Research Associates, Inc.(5)	—	11,611	21	(11,632)	—	—	(752)	84	11	—	—
Mirage Trailers LLC	6,250	7,218	25	(1,946)	5,297	—	(1,946)	185	—	1	—
Pfanstiehl, Inc.	6,208	32,822	12,813	(25,063)	20,572	12,812	(11,826)	163	—	106	—
Pinnergy, Ltd.	—	32,978	—	(13,191)	19,787	—	(13,192)	—	—	—	—
Steward Holding LLC (dba Steward Advanced Materials)	7,696	9,469	315	—	9,784	—	285	231	29	—	—

Total Affiliate Investments	$28,977	$121,555	$24,661	$(78,712)	$67,504	$24,295	$(39,253)	$983	$40	$107	$—

(1)	The investment type, industry, ownership detail for equity investments, and if the investment is income producing is disclosed in the consolidated schedule of investments.
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

(5)	Portfolio company was transferred to Non-control/Non-affiliate investments from Affiliate investments during the three months ended March 31, 2020.

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

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the three months ended March 31, 2020 and 2019.

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2020 and 2019:

	Second Lien	Subordinated	First Lien			Royalty
	Debt	Debt	Debt	Equity	Warrants	Rights	Total
Balance, December 31, 2018	$366,517	$104,225	$51,790	$106,707	$13,743	$—	$642,982
Net realized gains (losses) on investments	—	—	—	(1,591)	—	—	(1,591)
Net change in unrealized appreciation (depreciation) on investments	(1,214)	1,144	(1,715)	7,987	(2,657)	—	3,545
Purchase of investments	14,630	46,243	16,250	3,350	—	—	80,473
Proceeds from sales and repayments of investments	(19,419)	(26,663)	(10,768)	(502)	—	—	(57,352)
Interest and dividend income paid-in-kind	2,083	511	36	—	—	—	2,630
Proceeds from loan origination fees	(88)	(327)	(171)	—	—	—	(586)
Accretion of loan origination fees	163	119	84	1	—	—	367
Accretion of original issue discount	8	—	5	—	—	—	13

Balance, March 31, 2019	$362,680	$125,252	$55,511	$115,952	$11,086	$—	$670,481

Balance, December 31, 2019	$383,077	$140,843	$108,327	$126,564	$8,108	$—	$766,919
Net realized gains (losses) on investments	100	—	(4)	29,419	1,862	—	31,377
Net change in unrealized appreciation (depreciation) on investments	(18,819)	(1,247)	(2,676)	(49,529)	(2,319)	—	(74,590)
Purchase of investments	20,000	2,000	45,940	252	—	—	68,192
Proceeds from sales and repayments of investments	(11,706)	(1,567)	(14,026)	(41,982)	(4,491)	—	(73,772)
Interest and dividend income paid-in-kind	914	137	30	—	—	—	1,081
Proceeds from loan origination fees	(158)	(20)	(437)	—	—	—	(615)
Accretion of loan origination fees	137	42	81	1	—	—	261
Accretion of original issue discount	15	—	72	—	—	—	87

Balance, March 31, 2020	$373,560	$140,188	$137,307	$64,725	$3,160	$—	$718,940

Net change in unrealized (depreciation) of $(73,964) for the three months ended March 31, 2020 was attributable to Level 3 investments held at March 31, 2020. Net change in unrealized appreciation of $1,538 for the three months ended March 31, 2019 was attributable to Level 3 investments held at March 31, 2019.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of March 31, 2020 and December 31, 2019. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Fair Value at	Valuation	Unobservable	Range
	March 31, 2020	Techniques	Inputs	(weighted average)(1)
Debt investments:
Second Lien Debt	$349,968	Discounted cash flow	Weighted average cost of capital	9.6% - 16.5% (12.4%)
	21,609	Enterprise value	EBITDA multiples	4.0x - 6.0x (5.5x)
	1,983	Enterprise value	Asset Coverage	1.3x - 1.3x (1.3x)

Subordinated Debt	140,188	Discounted cash flow	Weighted average cost of capital	10.9% - 13.1% (11.9%)

First Lien Debt	126,157	Discounted cash flow	Weighted average cost of capital	7.6% - 15.1% (11.8%)
	7,165	Enterprise value	Revenue multiples	4.4x - 4.4x (4.4x)
	3,985	Enterprise value	EBITDA multiples	4.0x - 4.0x (4.0x)

Equity investments:
Equity	64,465	Enterprise value	EBITDA multiples	2.7x - 14.0x (6.6x)
	260	Enterprise value	Revenue multiples	1.1x - 4.4x (4.4x)

Warrants	3,160	Enterprise value	EBITDA multiples	4.0x - 6.0x (5.7x)

(1) Unobservable inputs were weighted by the relative fair value of the instruments.

	Fair Value at	Valuation	Unobservable	Range
	December 31, 2019	Techniques	Inputs	(weighted average)(1)
Debt investments:
Second Lien Debt	$364,351	Discounted cash flow	Weighted average cost of capital	10.3% - 18.2% (13.2%)
	16,417	Enterprise value	EBITDA multiples	5.3x - 5.3x (5.3x)
	2,309	Enterprise value	Asset Coverage	1.2x - 1.2x (1.2x)

Subordinated Debt	140,843	Discounted cash flow	Weighted average cost of capital	10.9% - 21.6% (12.0%)

First Lien Debt	101,162	Discounted cash flow	Weighted average cost of capital	8.4% - 14.8% (11.8%)
	7,165	Enterprise value	Revenue multiples	4.4x - 4.4x (4.4x)

Equity investments:
Equity	125,370	Enterprise value	EBITDA multiples	3.5x - 20.7x (8.5x)
	1,194	Enterprise value	Revenue multiples	1.2x - 4.4x (2.0x)

Warrants	8,108	Enterprise value	EBITDA multiples	4.0x - 7.0x (6.6x)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The following tables summarize the carrying value and fair value of the Company’s debt obligations as of March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
SBA debentures (2)	$156,500	$156,500	$157,500	$157,500
Credit Facility borrowings (3)	35,000	35,000	25,000	25,000
2023 Notes (4)	50,000	41,500	50,000	51,900
February 2024 Notes (4)	69,000	64,888	69,000	72,422
November 2024 Notes (4)	63,250	46,173	63,250	65,148

Total	$373,750	$344,061	$364,750	$371,970

(1)	Carrying value represents the outstanding principal balance of the debt obligation.
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

The following table summarizes the inputs used to value the Company’s debt obligations if measured at fair value as of March 31, 2020 and December 31, 2019.

	Fair Value
	March 31,	December 31,
Valuation Inputs	2020	2019
Level 1	$152,561	$189,470
Level 2	—	—
Level 3	191,500	182,500

Total	$344,061	$371,970

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

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement was $3,272 for the three months ended March 31, 2020 and $2,871 for the three months ended March 31, 2019. As of March 31, 2020 and December 31, 2019, the base management fee payable was $3,272 and $3,334, respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee was $1,855 for the three months ended March 31, 2020 and $2,485 for the three months ended March 31, 2019. As of March 31, 2020 and December 31, 2019, the income incentive fee payable was $1,855 and $1,497 respectively.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid in cash to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and losses since the Formation Transactions (realized capital gains and losses include realized gains and losses on investments, net of income tax provision from realized gains on investments, and realized losses on extinguishment of debt), and the aggregate unrealized capital depreciation on investments as of the date of the calculation. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains on investments, less cumulative aggregate realized capital losses on investments, less aggregate unrealized capital depreciation on investments, and less cumulative aggregate realized losses on extinguishment of debt. If this number is positive at the end of such year, then the capital gains incentive fee to be paid in cash for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of March 31, 2020 and December 31, 2019, the capital gains incentive fee payable in cash was $0 (as cumulative aggregate realized capital gains and losses on investments plus aggregate unrealized capital depreciation on investments plus realized losses on extinguishment of debt was negative as of each period). The aggregate amount of capital gains incentive fees paid from the IPO through March 31, 2020 was $348.

In addition, the Company accrues, but does not pay in cash, a capital gains incentive fee in connection with any unrealized capital appreciation on investments, as applicable. If, on a cumulative basis, the sum of (i) net realized gains/(losses) on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of (i) net realized gains/(losses) on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt. The capital gains incentive fee accrued (reversed) during the three months ended March 31, 2020 was $(8,878), and $355 for the three months ended March 31, 2019. As of March 31, 2020 and December 31, 2019, the accrued capital gains incentive fee payable was $3,837 and $12,715, respectively.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Administration Agreement: The Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 6, 2019, the Board approved the renewal of the Administration Agreement through June 20, 2020. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides clerical, bookkeeping, and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies to which the Company is required to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies, including “dead deal” expenses. Under the Administration Agreement, administrative service expenses for the three months ended March 31, 2020 were $466, and $399 for the three months ended March 31, 2019. As of March 31, 2020 and December 31, 2019, the accrued administrative service expense was $558 and $528, respectively.

Fidus Equity Fund I, L.P.: On February 25, 2020, the Company entered into a Limited Partnership Agreement (the “Agreement”) with Fidus Equity Fund I, L.P. (“FEF I”). Pursuant to the Agreement, we will serve as the General Partner of FEF I. Owned by third-party investors, FEF I was formed to purchase 50% of select equity investments from us. On February 25, 2020, we sold 50% of our equity investments in 20 portfolio companies to FEF I and received net proceeds of $35.9 million, resulting in a realized gain, net of estimated taxes, of approximately $20.4 million. We will not receive any fees from FEF I for any services provided in our capacity as the General Partner of FEF I.

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

Under the Amended Credit Agreement, (i) revolving commitments by lenders were increased from $90,000 to $100,000, with an accordion feature that allows for an increase in total commitments up to $250,000, subject to satisfaction of certain conditions at the time of any such future increase, (ii) the maturity date of the Credit Facility was extended from June 16, 2019 to April 24, 2023, and (iii) borrowings under the credit facility bear interest, at our election, at a rate per annum equal to (a) 3.00% (or 2.75% if certain conditions are satisfied, including if (x) no equity interests are included in the borrowing base, (y) the contribution to the borrowing base of eligible portfolio investments that are performing first lien bank loans is greater than or equal to 35%, and (z) the contribution to the borrowing base of eligible portfolio investments that are performing first lien bank loans, performing last out loans, or performing second lien loans is greater than or equal to 60%) plus the one, two, three or six month LIBOR rate, as applicable, or (b) 2.00% (or 1.75% if the above conditions are satisfied) plus the highest of (A) a prime rate, (B) the Federal Funds rate plus 0.5%, (C) three month LIBOR plus 1.0%, and (D) zero. The Company pays a commitment fee that varies depending on the size of the unused portion of the Credit Facility: 3.00% per annum on the unused portion of the credit facility at or below 35% of the commitments and 0.50% per annum on any remaining unused portion of the Credit Facility between the total commitments and the 35% minimum utilization. The Amended Credit Agreement also modifies certain covenants in the credit facility, including to provide for a minimum asset coverage ratio of 2.00 to 1 (on a regulatory basis). The Credit Facility is secured by a first priority security interest in all of our assets, excluding the assets of our SBIC subsidiaries.

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

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of March 31, 2020 and December 31, 2019, the Company was in compliance in all material respect with the terms of the Credit Facility.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs; such debentures have 10-year terms with the entire principal balance due at maturity and are guaranteed by the SBA. Interest on SBA debentures is payable semi-annually on March 1 and September 1. As of March 31, 2020 and December 31, 2019, approved and unused SBA debenture commitments were $11,500 and $17,500, respectively. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

As of March 31, 2020 and December 31, 2019, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling	Maturity	Fixed	March 31,	December 31,
Date (1)	Date	Interest Rate	2020	2019
9/24/2014	9/1/2024	3.775%	$—	$1,000
3/25/2015	3/1/2025	3.277	22,500	22,500
9/23/2015	9/1/2025	3.571	16,700	16,700
3/23/2016	3/1/2026	3.267	1,500	1,500
3/23/2016	3/1/2026	3.249	21,800	21,800
9/21/2016	9/1/2026	2.793	500	500
3/29/2017	3/1/2027	3.587	10,000	10,000
9/20/2017	9/1/2027	3.260	1,000	1,000
9/20/2017	9/1/2027	3.190	33,000	33,000
3/21/2018	3/1/2028	3.859	16,000	16,000
3/21/2018	3/1/2028	3.534	10,500	15,500
9/19/2018	9/1/2028	3.895	9,500	9,500
9/19/2018	9/1/2028	4.220	—	1,000
9/25/2019	9/1/2029	2.377	7,500	7,500
3/25/2020	3/1/2030	2.172	6,000	—

Total outstanding SBA debentures			$156,500	$157,500

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.

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

On February 8, 2019, the Company closed the public offering of approximately $60,000 in aggregate principal amount of its 6.000% notes due 2024, or the “February 2024 Notes”. On February 19, 2019, the underwriters exercised their option to purchase an additional $9,000 in aggregate principal of the February 2024 Notes. The total net proceeds to the Company from the February 2024 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of approximately $2,070 and offering expenses of $409, were approximately $66,521.

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

On October 16, 2019, the Company closed the public offering of approximately $55,000 in aggregate principal amount of its 5.375% notes due 2024, or the “November 2024 Notes” (and collectively with the 2023 Notes and February 2024 Notes, the “Public Notes”). On October 23, 2019, the underwriters exercised their option to purchase an additional $8,250 in aggregate principal of the November 2024 Notes. The total net proceeds to the Company from the November 2024 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of approximately $1,898 and offering expenses of $300, were approximately $61,053.

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

As of March 31, 2020, the aggregate amount outstanding of the senior securities issued by the Company was $217,250, for which our asset coverage was 272.9%. The SBA-guaranteed debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC effective June 30, 2014. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

Interest and Financing Expenses

Interest and fees related to the Company’s debt for the three months ended March 31, 2020 and 2019 which are included in interest and financing expenses on the consolidated statements of operations, were as follows:

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
	SBA	Credit	Public		SBA	Credit	Public
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
Stated interest expense	$1,332	$459	$2,619	$4,410	$1,522	$473	$1,314	$3,309
Amortization of deferred financing costs	141	83	326	550	159	92	164	415

Total interest and financing expenses	$1,473	$542	$2,945	$4,960	$1,681	$565	$1,478	$3,724

Weighted average stated interest rate, period end	3.333%	3.855%	5.749%	4.560%	3.369%	N/A	5.947%	4.426%
Unused commitment fee rate, period end	N/A	0.500%	N/A	0.500%	N/A	1.000%	N/A	1.000%

Realized Losses on Extinguishment of Debt

During the three months ended March 31, 2020 and 2019, the Company prepaid $7,000 and $19,750 of SBA debentures, respectively, which were scheduled to mature on dates ranging from 2024 to 2028 and 2021 to 2025, respectively. As a result of the prepayments, the Company recognized realized losses on extinguishment of debt of $125 and $189, respectively, equal to the write-off of the related unamortized deferred financing costs, during the three months ended March 31, 2020 and 2019.

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations, using the effective interest method, over the term of the respective financing instrument. Deferred financing costs related to the Credit Facility, SBA debentures, and Public Notes as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020				December 31, 2019
	SBA	Credit	Public		SBA	Credit	Public
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
SBA debenture commitment fees	$1,750	$—	$—	$1,750	$1,750	$—	$—	$1,750
SBA debenture leverage fees	3,966	—	—	3,966	3,820	—	—	3,820
Credit Facility upfront fees	—	2,894	—	2,894	—	2,894	—	2,894
Public Notes underwriting discounts	—	—	5,468	5,468	—	—	5,468	5,468
Public Notes debt issue costs	—	—	1,147	1,147	—	—	1,147	1,147

Total deferred financing costs	5,716	2,894	6,615	15,225	5,570	2,894	6,615	15,079
Less: accumulated amortization	(2,138)	(1,876)	(1,592)	(5,606)	(1,872)	(1,793)	(1,266)	(4,931)

Unamortized deferred financing costs	$3,578	$1,018	$5,023	$9,619	$3,698	$1,101	$5,349	$10,148

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures, Credit Facility and Public Notes liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of March 31, 2020 and December 31, 2019:

	March 31, 2020				December 31, 2019
	SBA	Credit	Public		SBA	Credit	Public
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
Outstanding debt	$156,500	$35,000	$182,250	$373,750	$157,500	$25,000	$182,250	$364,750
Less: unamortized deferred financing costs	(3,578)	(1,018)	(5,023)	(9,619)	(3,698)	(1,101)	(5,349)	(10,148)

Debt, net of deferred financing costs	$152,922	$33,982	$177,227	$364,131	$153,802	$23,899	$176,901	$354,602

As of March 31, 2020, the Company’s debt liabilities are scheduled to mature as follows (1):

	SBA	Credit	Public
Year	debentures	Facility	Notes	Total
2020	$—	$—	$—	$—
2021	—	—	—	—
2022	—	—	—	—
2023	—	35,000	50,000	85,000
2024	—	—	132,250	132,250
Thereafter	156,500	—	—	156,500

Total	$156,500	$35,000	$182,250	$373,750

(1)

The table above presents scheduled maturities of the Company’s outstanding debt liabilities as of a point in time pursuant to the terms of those instruments. The timing of actual repayments of outstanding debt liabilities may not ultimately correspond with the scheduled maturity dates depending on the terms of the underlying instruments and the potential for earlier prepayments.

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to portfolio companies to fund various undrawn revolving loans, other debt investments and capital commitments totaling $4,757 as of March 31, 2020 and December 31, 2019. Such outstanding commitments are summarized in the following table:

	March 31, 2020				December 31, 2019
	Total		Unfunded		Total		Unfunded
Portfolio Company - Investment	Commitment		Commitment		Commitment		Commitment
Combined Systems, Inc. - Revolving Loan	4,000		—		—		—
FDS Avionics Corp. (dba Flight Display Systems) - Revolving Loan	250		30		250		30
French Transit, LLC - Revolving Loan	1,000		1,000		1,000		1,000
Rhino Assembly Company, LLC - Delayed Draw Commitment	875		875		875		875
Safety Products Group, LLC - Common Equity (Units)	2,852	(1)	2,852	(1)	2,852	(1)	2,852	(1)

Total	$8,977		$4,757		$4,977		$4,757

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

Common Stock ATM Program

On August 21, 2014, the Company entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which the Company could sell, by means of at-the-market offerings from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50,000 (the “ATM Program”). There were no issuances of common stock under the ATM program during the last two fiscal years and for the three months ended March 31, 2020.

Stock Repurchase Program

As described in Note 2, the Company has a Stock Repurchase Program under which the Company may acquire up to $5,000 of its outstanding common stock. During the three months ended March 31, 2020, the Company repurchased 25,719 shares of common stock, respectively, on the open market for $268. The Company did not make any repurchases of common stock during the three months ended March 31, 2019. The Company’s NAV per share increased by approximately $0.01 for the three months ended March 31, 2020, as a result of the share repurchases. The following table summarizes the Company’s share repurchases under the Stock Repurchase Program for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
Repurchases of Common Stock	2020	2019
Number of shares repurchased	25,719	—
Cost of shares repurchased, including commissions	$268	$—
Weighted average price per share	$10.37	$—
Net asset value per share at prior quarter end	$16.85	$—
Weighted average discount to net asset value at quarter end prior to repurchases	38.5%	N/A

Refer to Note 9 for additional information regarding the issuance of shares under the DRIP.

The Company had 24,437,400 and 24,463,119 shares of common stock outstanding as of March 31, 2020 and December 31, 2019, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the last two fiscal years and for the three months ended March 31, 2020.

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distribution	Cash Distribution	DRIP Shares Value		DRIP Shares		DRIP Share Issue Price
Fiscal Year Ended December 31, 2018:
2/13/2018	3/9/2018	3/23/2018	$0.39	$9,558	$9,558	$—	(2)	—	(2)	—
4/30/2018	6/8/2018	6/22/2018	0.39	9,541	9,541	—	(2)	—	(2)	—
7/30/2018	9/7/2018	9/21/2018	0.39	9,540	9,540	—	(2)	—	(2)	—
10/30/2018	12/7/2018	12/21/2018	0.39	9,541	9,541	—	(2)	—	(2)	—
10/30/2018 (1)	12/7/2018	12/21/2018	0.04	978	978	—	(2)	—	(2)	—

			$1.60	$39,158	$39,158	$—		—

Fiscal Year Ended December 31, 2019:
1/31/2019	3/8/2019	3/22/2019	$0.39	$9,541	$9,541	$—	(2)	—	(2)	—
4/29/2019	6/7/2019	6/21/2019	0.39	9,540	9,540	—	(2)	—	(2)	—
7/29/2019	9/6/2019	9/20/2019	0.39	9,541	9,541	—	(2)	—	(2)	—
10/29/2019	12/6/2019	12/20/2019	0.39	9,541	9,541	—	(2)	—	(2)	—
10/29/2019 (1)	12/6/2019	12/20/2019	0.04	978	978	—	(2)	—	(2)	—

			$1.60	$39,141	$39,141	$—		—

Fiscal Year Ended March 31, 2020:
2/14/2020	3/13/2020	3/27/2020	$0.39	$9,537	$9,537	$—	(2)	—	(2)	—

			$0.39	$9,537	$9,537	$—		—

(1)	Special dividend.
(2)

During the three months ended March 31, 2020 and the years ended December 31, 2019 and 2018, the Company directed the DRIP program plan administrator to repurchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock in lieu of issuing new shares. Accordingly, the Company purchased and reissued shares to satisfy the DRIP obligation as follows:

Fiscal Year Ended December 31, 2018:	Number of Shares Purchased and Reissued	Average Price Paid Per Share	Total Amount Paid
January 1, 2018 through March 31, 2018	16,503	$12.97	$214
April 1, 2018 through June 30, 2018	16,216	14.48	235
July 1, 2018 through September 30, 2018	16,207	14.83	240
October 1, 2018 through December 31, 2018	29,152	11.85	346

Total	78,078	$13.25	$1,035

Fiscal Year Ended December 31, 2019:	Number of Shares Purchased and Reissued	Average Price Paid Per Share	Total Amount Paid
January 1, 2019 through March 31, 2019	21,855	$15.25	$333
April 1, 2019 through June 30, 2019	14,067	16.23	228
July 1, 2019 through September 30, 2019	15,289	15.35	235
October 1, 2019 through December 31, 2019	17,525	15.27	268

Total	68,736	$15.48	$1,064

Three Months Ended March 31, 2020:	Number of Shares Purchased and Reissued	Average Price Paid Per Share	Total Amount Paid
January 1, 2020 through March 31, 2020	31,586	$7.58	$239

Total	31,586	$7.58	$239

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 10. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Per share data:
Net asset value at beginning of period	$16.85	$16.47
Net investment income (1)	0.71	0.39
Net realized gain (loss) on investments, net of tax (provision) (1)	1.25	(0.06)
Net unrealized appreciation (depreciation) on investments (1)	(3.05)	0.14
Realized losses on extinguishment of debt (1)	(0.01)	(0.01)

Total increase from investment operations (1)	(1.10)	0.46
Accretive (dilutive) effect of share issuances and repurchases	0.01	—
Dividends to stockholders	(0.39)	(0.39)
Other (2)	—	0.01

Net asset value at end of period	$15.37	$16.55

Market value at end of period	$6.62	$15.33

Shares outstanding at end of period	24,437,400	24,463,119
Weighted average shares outstanding during the period	24,457,634	24,463,119
Net assets at end of period	$375,534	$404,816
Average net assets (7)	$393,922	$403,901
Ratios to average net assets:
Total expenses (3)(5)(10)	2.6%	10.6%
Net investment income (3)(6)	17.7%	9.5%
Total return based on market value (4)	(52.9%)	32.1%
Total return based on net asset value (9)	(6.5%)	2.8%
Portfolio turnover ratio (3)	36.8%	34.8%
Supplemental Data:
Average debt outstanding (8)	$369,250	$283,875
Average debt per share (1)	$15.10	$11.60

(1)	Weighted average per share data.
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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

(10)	The following is a schedule of supplemental expense ratios to average net assets:

	Three Months Ended March 31,
Ratio to average net assets:	2020	2019
Expenses other than incentive fee (3)	9.7%	7.8%
Incentive fee (3)	(7.1%)	2.8%

Total expenses (3)(5)	2.6%	10.6%

Note 11. Subsequent Events

On April 29, 2020, the Board declared a regular quarterly dividend of $0.30 per share payable on June 26, 2020 to stockholders of record as of June 12, 2020.

On April 30, 2020, the Company invested $12,500 in subordinated debt and common equity of ECM Industries, LLC, a global manufacturer and supplier of electrical products through a wide range of premium brands.

COVID-19

We evaluated events subsequent to March 31, 2020 through April 30, 2020. On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Such actions are creating disruption in global supply chains and adversely impacting a number of industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty and risks with respect to the underlying value of the Company’s portfolio companies, the Company’s business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments.

Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Fidus Investment Corporation’s consolidated financial statements and related notes appearing in our annual report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2020. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Fidus Investment Corporation, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects” and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	pandemics or other serious public health events, such as the recent global outbreak of COVID-19 (more commonly known as the Coronavirus);

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financing and investments;

•	the adequacy of our cash resources and working capital; and

•	the timing of cash flows, if any, from the operations of our portfolio companies.

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

•

currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than the U.S. dollars; and,

•

the risks, uncertainties and other factors we identify in Item 1A. – Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new debt investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in Item 1.A – Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

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

FIC was formed as a Maryland corporation on February 14, 2011. We completed our initial public offering, or IPO, in June 2011. FIC has elected to be treated as business development company, or BDC, under the 1940 Act and our investment activities are managed by Fidus Investment Advisors, LLC, our investment advisor, and supervised by our board of directors, a majority of whom are independent of us. On March 29, 2013, we commenced operations of a wholly-owned subsidiary, Fund II. On April 18, 2018, we commenced operations of another wholly-owned subsidiary, Fund III. Fund II and Fund III are collectively referred to as the “Funds.”

Fund II and Fund III received their SBIC licenses on May 28, 2013, and March 21, 2019, respectively. We plan to continue to operate the Funds as SBICs, subject to SBA approval, and to utilize the proceeds of the sale of SBA-guaranteed debentures to enhance returns to our stockholders. We have also made, and continue to make, investments directly through FIC. We believe that utilizing FIC and the Funds as investment vehicles provides us with access to a broader array of investment opportunities.

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

Portfolio Composition, Investment Activity and Yield

During the three months ended March 31, 2020 and 2019, we invested $68.2 million and $80.5 million, respectively, in debt and equity investments including three and four new portfolio companies, respectively. During the three months ended March 31, 2020 and 2019, we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $73.8 million and $57.4 million, respectively, including exits of one and three portfolio companies, respectively. The following table summarizes investment purchases and sales and repayments of investments by type for the three months ended March 31, 2020 and 2019 (dollars in millions).

	Purchases of Investments				Sales and Repayments of Investments
	2020		2019		2020		2019
Second Lien Debt	$20.0	29.3%	$14.6	18.2%	$11.7	15.8%	$19.4	33.8%
Subordinated Debt	2.0	2.9	46.2	57.4	1.6	2.2	26.7	46.5
First Lien Debt	45.9	67.4	16.3	20.2	14.0	19.0	10.8	18.8
Equity	0.3	0.4	3.4	4.2	42.0	56.9	0.5	0.9
Warrants	—	—	—	—	4.5	6.1	—	—
Royalty Rights	—	—	—	—	—	—	—	—

Total	$68.2	100.0%	$80.5	100.0%	$73.8	100.0%	$57.4	100.0%

As of March 31, 2020, the fair value of our investment portfolio totaled $718.9 million and consisted of 62 active portfolio companies and four portfolio companies that have sold their underlying operations. As of March 31, 2020, 19 portfolio companies’ debt investments bore interest at a variable rate, which represented $207.3 million, or 31.8%, of our debt investment portfolio on a fair value basis, and the remainder of our debt investment portfolio was comprised of fixed rate investments. Overall, the portfolio had net unrealized depreciation of $(12.2) million as of March 31, 2020. As of March 31, 2020, our average active portfolio company investment at amortized cost was $11.8 million, which excludes investments in the four portfolio companies that have sold their underlying operations.

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

The weighted average yield on debt investments as of both March 31, 2020 and December 31, 2019 was 12.0%. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of March 31, 2020 and December 31, 2019, respectively, including the accretion of OID and debt investment origination fees, but excluding investments on non-accrual status, if any.

The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments (dollars in millions):

	Fair Value				Cost
	March 31,		December 31,		March 31,		December 31,
	2020		2019		2020		2019
Second Lien Debt	$373.5	52.0%	$383.1	49.9%	$401.4	54.9%	$392.2	55.7%
Subordinated Debt	140.2	19.5	140.8	18.4	141.3	19.3	140.7	20.0
First Lien Debt	137.3	19.1	108.3	14.1	139.4	19.1	107.7	15.3
Equity	64.7	9.0	126.6	16.5	45.8	6.3	58.1	8.2
Warrants	3.2	0.4	8.1	1.1	3.2	0.4	5.8	0.8
Royalty Rights	—	—	—	—	—	—	—	—

Total	$718.9	100.0%	$766.9	100.0%	$731.1	100.0%	$704.5	100.0%

All investments made by us as of March 31, 2020 and December 31, 2019 were made in portfolio companies headquartered in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	March 31,		December 31,		March 31,		December 31,
	2020		2019		2020		2019
Midwest	$195.1	27.2%	$208.2	27.1%	$184.0	25.2%	$181.3	25.7%
Southeast	144.4	20.1	160.0	20.9	140.0	19.1	138.1	19.6
Northeast	149.1	20.7	154.7	20.2	154.7	21.2	142.1	20.2
West	83.6	11.6	76.3	9.9	89.3	12.2	76.6	10.9
Southwest	146.7	20.4	167.7	21.9	163.1	22.3	166.4	23.6

Total	$718.9	100.0%	$766.9	100.0%	$731.1	100.0%	$704.5	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value				Cost
	March 31,		December 31,		March 31,	December 31,
	2020		2019		2020	2019
Specialty Distribution	17.6%		16.9%		17.9%	18.3%
Information Technology Services	13.9		11.8		13.3	11.9
Business Services	13.7		12.1		13.8	13.0
Healthcare Products	7.4		8.6		5.4	5.7
Component Manufacturing	5.4		5.2		5.9	6.2
Healthcare Services	4.9		5.6		4.9	5.8
Consumer Products	3.9		2.8		4.1	3.4
Aerospace & Defense Manufacturing	3.6		4.5		3.9	3.8
Vending Equipment Manufacturing	3.6		4.3		4.9	5.1
Retail	3.3		3.8		4.1	4.2
Promotional Products	3.2		3.5		3.4	3.6
Transportation Services	2.9		3.4		3.0	3.3
Oil & Gas Services	2.8		4.3		0.8	0.8
Building Products Manufacturing	2.8		2.7		3.2	3.3
Environmental Industries	2.5		2.4		2.5	2.6
Utilities: Services	2.5		2.4		2.5	2.6
Packaging	2.1		2.0		2.0	2.1
Industrial Cleaning & Coatings	1.7		2.0		1.7	2.2
Oil & Gas Distribution	1.5		0.8		1.4	0.8
Utility Equipment Manufacturing	0.7		0.9		1.2	1.2
Restaurants	0.0	(1)	0.0	(1)	0.1	0.1
Specialty Chemicals	0.0	(1)	0.0	(1)	0.0 (1)	0.0 (1)

Total	100.0%		100.0%		100.0%	100.0%

(1)	Percentage is less than 0.1% of respective total.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of March 31, 2020 and December 31, 2019 (dollars in millions):

	Fair Value				Cost
	March 31,		December 31,		March 31,		December 31,
Investment Rating	2020		2019		2020		2019
1	$46.4	6.5%	$100.1	13.1%	$15.5	2.1%	$29.0	4.2%
2	535.1	74.4	580.5	75.7	536.6	73.4	570.1	80.9
3	111.5	15.5	84.6	11.0	131.0	17.9	96.7	13.7
4	25.8	3.6	1.7	0.2	45.1	6.2	5.8	0.8
5	0.1	—	—	—	2.9	0.4	2.9	0.4

Total	$718.9	100.0%	$766.9	100.0%	$731.1	100.0%	$704.5	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of March 31, 2020 and December 31, 2019 was 2.2 and 2.0, respectively, on a fair value basis and 2.3 and 2.1, respectively, on a cost basis.

Non-Accrual

As of March 31, 2020 and December 31, 2019, we had debt investments in four and one portfolio companies on non-accrual status, respectively (dollars in millions):

	March 31, 2020				December 31, 2019
	Fair				Fair
Portfolio Company	Value		Cost		Value		Cost
Accent Food Services, LLC	$25.7		$35.3		$33.1		$35.3
EBL, LLC (EbLens)	7.2		9.1		—	(2)	—	(2)
Mirage Trailers LLC	5.3	(1)	6.3	(1)	—	(2)	—	(2)
Virginia Tile Company, LLC	10.0		12.0		—	(2)	—	(2)

Total	$48.2		$62.7		$33.1		$35.3

(1)	Portfolio company was on PIK-only on non-accrual status at period end, meaning the Company has ceased recognizing PIK interest income on the investment.
(2)	Portfolio company debt investments were not on non-accrual status at period end.

Discussion and Analysis of Results of Operations

Comparison of three months ended March 31, 2020 and 2019

Investment Income

Below is a summary of the changes in total investment income for the three months ended March 31, 2020 as compared to the same period in 2019 (dollars in millions):

	Three Months Ended March 31,
	2020	2019	$Change	% Change (1)(2)
Interest income	$17.5	$15.2	$2.3	14.5%
Payment-in-kind interest income	1.1	2.6	(1.5)	(58.9%)
Dividend income	0.1	0.3	(0.2)	(53.9%)
Fee income	1.3	2.1	(0.8)	(38.9%)
Interest on idle funds and other income	—	0.1	(0.1)	(68.5%)

Total investment income	$20.0	$20.3	$(0.3)	(1.7%)

(1)	NM = Not meaningful
(2)	Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended March 31, 2020, total investment income was $20.0 million, a decrease of $(0.3) million or (1.7%), from the $20.3 million of total investment income for the three months ended March 31, 2019. As reflected in the table above, the decrease is primarily attributable to the following:

•

$0.8 million increase in total interest income (including payment-in-kind interest income) resulting from higher average debt investment balances outstanding, partially offset by a small decrease in weighted average debt yield, during 2020 as compared to 2019.

•	$(0.2) million decrease in dividend income, during 2020 as compared to 2019, due to decreased levels of distributions received from equity investments.

•

$(0.8) million decrease in fee income resulting from a decrease in prepayment fee income, a decrease in structuring fees due to a comparative decrease in new investments, partially offset by an increase in amendment fee income, during 2020 as compared to 2019.

Expenses

Below is a summary of the changes in total expenses, including income tax provision, for the three months ended March 31, 2020 as compared to the same period in 2019 (dollars in millions):

	Three Months Ended March 31,
	2020	2019	$Change	% Change (1)(2)
Interest and financing expenses	$4.9	$3.7	$1.2	33.2%
Base management fee	3.3	2.8	0.5	14.0%
Incentive fee - income	1.9	2.5	(0.6)	(25.4%)
Incentive fee - capital gains	(8.9)	0.4	(9.3)	(2600.8%)
Administrative service expenses	0.5	0.4	0.1	16.8%
Professional fees	0.6	0.6	—	NM
Other general and administrative expenses	0.3	0.3	—	NM

Total expenses, before income tax provision	2.6	10.7	(8.1)	(76.1%)
Income tax provision (benefit)	—	—	—	NM

Total expenses, including income tax provision	$2.6	$10.7	$(8.1)	(76.1%)

(1)	NM = Not meaningful
(2)	Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended March 31, 2020, total expenses, including income tax provision, were $2.6 million, a decrease of $(8.1) million or (76.1%), from the $10.7 million of total expenses for the three months ended March 31, 2019. As reflected in the table above, changes across periods were primarily attributable to the following:

•

$1.2 million increase in interest and financing expenses due to an increase in average borrowings outstanding and an increase in weighted average interest rate on borrowings during 2020 as compared to 2019.

•	$0.5 million increase in base management fee due to higher average total assets during 2020 as compared to 2019.

•	$(0.6) million decrease in the income incentive fee due to a $(2.0) million decrease in pre-incentive fee net investment income during 2020, as compared to the same period in 2019.

•

$(9.3) million decrease in the capital gains incentive fee due to a $(46.2) million decrease in net gain on investments (net realized gains (losses), plus net change in unrealized appreciation (depreciation) on investments, plus realized losses on extinguishment of debt) during 2020 due largely to economic uncertainty and impact of COVID-19, as compared to the same period in 2019.

Net Investment Income

Net investment income increased by $7.8 million, or 81.4%, to $17.4 million during the three months ended March 31, 2020 as compared to the same period in 2019, as a result of the $(8.1) million decrease in total expenses including income tax provision, partially offset by the $(0.3) decrease in total investment income.

Net Gain (Loss) on Investments

For the three months ended March 31, 2020, the total net realized loss on investments, before income tax provision on realized gains, was $31.4 million. Income tax (provision) benefit from realized gains on investments was $(1.1) for the three months ended March 31, 2020. Significant realized gains (losses) for the three months ended March 31, 2020 are summarized below (dollars in millions):

Portfolio Company	Realization Event (1)	Net Realized Gains (Losses)
Pfanstiehl, Inc.	Sold 50% of equity investment	$12.8
Fiber Materials, Inc.	Sale of portfolio company	9.8
Medsurant Holdings, LLC	Sold 50% of equity investment	1.7
Revenue Management Solutions, LLC	Sold 50% of equity investment	1.5
Worldwide Express Operations, LLC	Sold 50% of equity investment	1.1
Gurobi Optimization, LLC	Sold 50% of equity investment	1.0
Hub Acquisition Sub, LLC (dba Hub Pen)	Sold 50% of equity investment	0.6
Midwest Transit Equipment, Inc.	Sold 50% of equity investment	0.5
Pugh Lubricants, LLC	Sold 50% of equity investment	0.4
Microbiology Research Associates, Inc.	Sold 50% of equity investment	0.4
ControlScan, Inc.	Sold 50% of equity investment	0.3
Alzheimer’s Research and Treatment Center, LLC	Sold 50% of equity investment	0.3
BCM One Group Holdings, Inc.	Sold 50% of equity investment	0.2
Software Technology, LLC	Sold 50% of equity investment	0.2
LNG Indy, LLC (dba Kinetrex Energy)	Sold 50% of equity investment	0.2
Wheel Pros, Inc.	Sold 50% of equity investment	0.1
Allied 100 Group, Inc.	Sold 50% of equity investment	0.1
Restaurant Finance Co, LLC	Escrow distribution	0.1
Marco Group International OpCo, LLC	Sold 50% of equity investment	0.1
New Era Technology, Inc.	Escrow distribution	0.1
Palisade Company, LLC	Sold 50% of equity investment	(0.1)

Net realized gain (loss) on investments		31.4
Income tax provision from realized gains on investments		(1.1)

Net realized gain (loss), net of income tax provision, on investments		$30.3

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

For the three months ended March 31, 2019, the total net realized loss on investments, before income tax provision on realized gains, was $(1.6) million. Income tax (provision) from realized gains on investments was zero for the three months ended March 31, 2019. Significant realized gains (losses) for the three months ended March 31, 2019 are summarized below (dollars in millions):

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

During the three months ended March 31, 2020 and 2019, we recorded a net change in unrealized appreciation (depreciation) on investments attributable to the following (dollars in millions):

	Three Months Ended March 31,
Unrealized Appreciation (Depreciation)	2020	2019
Exit, sale or restructuring of investments	$(30.0)	$2.0
Fair value adjustments to debt investments	(22.7)	(2.3)
Fair value adjustments to equity investments	(21.9)	3.8

Net change in unrealized appreciation (depreciation)	$(74.6)	$3.5

Net Increase in Net Assets Resulting From Operations

Net increase (decrease) in net assets resulting from operations during the three months ended March 31, 2020 and 2019 was $(27.0) million and $11.4 million, respectively, as a result of the events described above.

Liquidity and Capital Resources

As of March 31, 2020, we had $27.2 million in cash and cash equivalents and our net assets totaled $375.5 million. We believe that our current cash and cash equivalents on hand, our Credit Facility, our continued access to SBA-guaranteed debentures, and our anticipated cash flows from investments will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of securities (including the “at-the-market” program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. During the three months ended March 31, 2020, we repaid $7.0 million of SBA debentures which would have matured during the period September 1, 2024 through September 1, 2028. Our remaining outstanding SBA debentures continue to mature in 2025 and subsequent years through 2030, which will require repayment on or before the respective maturity dates.

Cash Flows

For the three months ended March 31, 2020, we experienced a net increase in cash and cash equivalents in the amount of $12.2 million. During that period, we used $13.1 million of cash for operating activities, which included the funding of $68.2 million of investments, which were offset by proceeds received from sales and repayments of investments of $73.8 million. During the same period, received net borrowings of $10.0 million under our Credit Facility, partially offset by cash dividends paid to stockholders of $9.5 million, net repayments of SBA debentures of $1.0 million, repurchases of common stock under the Stock Repurchase Program of $0.3 million, and the payment of deferred financing costs related to our debt financings of $0.1 million.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of additional debt and equity capital.

SBA debentures

The Funds are licensed SBICs, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $175.0 million, whichever is less. For three or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of March 31, 2020, Fund II and Fund III had $143.0 million and $13.5 million of outstanding SBA debentures, respectively. Subject to SBA regulatory requirements and approval, Fund III may access up to $161.5 million of additional SBA debentures under the SBIC debenture program. For more information on the SBA debentures, please refer to Note 6 to our consolidated financial statements.

Credit Facility

In June 2014, we entered into the Credit Facility to provide additional funding for our investment and operational activities. On April 24, 2019, we entered into the Amended Credit Agreement, which amends, restates, and replaces the Credit Facility. The Credit Facility is secured by substantially all of our assets, excluding the assets of the Funds.

Under the Amended Credit Agreement, (i) revolving commitments by lenders were increased from $90.0 million to $100.0 million, with an accordion feature that allows for an increase in total commitments up to $250.0 million, subject to satisfaction of certain conditions at the time of any such future increase, (ii) the maturity date of the credit facility was extended from June 16, 2019 to April 24, 2023, and (iii) borrowings under the Credit Facility bear interest, at our election, at a rate per annum equal to (a) 3.00% (or 2.75% if certain conditions are satisfied, including if (x) no equity interests are included in the borrowing base, (y) the contribution to the borrowing base of eligible portfolio investments that are performing first lien bank loans is greater than or equal to 35%, and (z) the contribution to the borrowing base of eligible portfolio investments that are performing first lien bank loans, performing last out loans, or performing second lien loans is greater than or equal to 60%) plus the one, two, three or six month LIBOR rate, as applicable, or (b) 2.00% (or 1.75% if the above conditions are satisfied) plus the highest of (A) a prime rate, (B) the Federal Funds rate plus 0.5%, (C) three month LIBOR plus 1.0%, and (D) zero. We pay a commitment fee that varies depending on the size of the unused portion of the Credit Facility: 3.00% per annum on the unused portion of the Credit Facility at or below 35% of the commitments and 0.50% per annum on any remaining unused portion of the Credit Facility between the total commitments and the 35% minimum utilization. The Amended Credit Agreement also modifies certain covenants in the Credit Facility, including to provide for a minimum asset coverage ratio of 2.00 to 1 (on a regulatory basis). The Credit Facility is secured by a first priority security interest in all of our assets, excluding the assets of our SBIC subsidiaries.

Amounts available to borrow under the Credit Facility are subject to a minimum borrowing/collateral base that applies an advance rate to certain portfolio investments held by us, excluding investments held by the Funds. We are subject to limitations with respect to the investments securing the Credit Facility, including, but not limited to, restrictions on sector concentrations, loan size, payment frequency and status and collateral interests, as well as restrictions on portfolio company leverage, which may also affect the borrowing base and therefore amounts available to borrow.

We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of March 31, 2020, we were in compliance with all covenants of the Credit Facility.

Public Notes

On February 2, 2018, we closed the public offering of approximately $43.5 million in aggregate principal amount of our 5.875% notes due 2023, or the “2023 Notes.” On February 22, 2018, the underwriters exercised their option to purchase an additional $6.5 million in aggregate principal of the 2023 Notes. The total net proceeds to us from the 2023 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of approximately $1.5 million and offering expenses of $0.4 million, were approximately $48.1 million.

The 2023 Notes will mature on February 1, 2023 and bear interest at a rate of 5.875%. The 2023 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after February 1, 2020. Interest on the 2023 Notes is payable quarterly on February 1, May 1, August 1 and November 1 of each year. The 2023 Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSL.” As of March 31, 2020, the outstanding principal balance of the 2023 Notes was $50.0 million.

On February 8, 2019, we closed the public offering of approximately $60.0 million in aggregate principal amount of our 6.000% notes due 2024, or the “2024 Notes”. On February 19, 2019, the underwriters exercised their option to purchase an additional $9.0 million in aggregate principal of the 2024 Notes. The total net proceeds to us from the 2024 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of approximately $2.1 million and offering expenses of $0.4 million, were approximately $66.5 million.

The 2024 Notes will mature on February 15, 2024 and bear interest at a rate of 6.000%. The 2024 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after February 15, 2021. Interest on the 2024 Notes is payable quarterly on February 15, May 15, August 15 and November 15 of each year, beginning May 15, 2019. The 2024 Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSZ.” As of March 31, 2020, the outstanding principal balance of the 2024 Notes was $69.0 million.

On October 16, 2019, we closed the public offering of approximately $55.0 million in aggregate principal amount of our 5.375% notes due 2024, or the “November 2024 Notes” (and collectively with the 2023 Notes and the February 2024 Notes, the “Public Notes”). On October 23, 2019, the underwriters exercised their option to purchase an additional $8.3 million in aggregate principal of the November 2024 Notes. The total net proceeds to us from the November 2024 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of approximately $1.9 million and offering expenses of $0.3 million, were approximately $61.1 million.

The November 2024 Notes will mature on November 1, 2024 and bear interest at a rate of 5.375%. The November 2024 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after November 1, 2021. Interest on the November 2024 Notes is payable quarterly on February 1, May 1, August 1 and November 1 of each year, beginning February 1, 2020. The November 2024 Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSG.” As of March 31, 2020, the outstanding principal balance of the November 2024 Notes was approximately $63.3 million.

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

As of March 31, 2020, the weighted average stated interest rates for our SBA debentures, Public Notes, and the Credit Facility were 3.333%, 5.749%, and 3.855% respectively. As of March 31, 2020, we had $65.0 million of unutilized commitment under our Credit Facility, and we were subject to a 0.500% fee on such amount. As of March 31, 2020, the weighted average stated interest rate on total debt outstanding was 4.560%.

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

On April 29, 2019, our Board, including a majority of the non-interested directors, approved a minimum asset coverage ratio of 150% under Sections 18(a)(1) and 18(a)(2) of the 1940 Act. As a result, we will become subject to the 150% asset coverage ratio effective as of April 29, 2020. At present time, we do not intend to seek stockholder approval to reduce our asset coverage requirement. As of March 31, 2020, the aggregate amount outstanding of the senior securities issued by the Company was $217.3 million, for which our asset coverage was 272.9%. The SBA-guaranteed debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC effective March 27, 2012. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

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

Stock Repurchase Program

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 29, 2019, the Board extended the Stock Repurchase Program through December 31, 2020, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and we cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. During the three months ended March 31, 2020, we repurchased 25,719 shares of common stock on the open market for $0.3 million. We did not make any repurchases of common stock during the three months ended March 31, 2019. Refer to Note 8 to our consolidated financial statements for additional information concerning stock repurchases.

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

•

our board of directors engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result it is not in our stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where we determine that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. Our board of directors consulted with the independent valuation firm(s) in arriving at our determination of fair value for 16 and 13 of our portfolio company investments representing 24.2% and 30.9% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended March 31, 2020 and December 31, 2019, respectively) as of March 31, 2020 and December 31, 2019, respectively;

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

Non-accrual. Debt investments or preferred equity investments (for which we are accruing PIK dividends) are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on full non-accrual status. Interest and dividend payments received on non-accrual investments may be recognized as interest or dividend income or applied to the investment principal balance based on management’s judgment. Non-accrual investments are restored to accrual status when past due principal, interest or dividends are paid and, in management’s judgment, are likely to remain current.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. We had off-balance sheet arrangements consisting of outstanding commitments to fund various undrawn revolving loans, other debt investments and capital commitments totaling $4.8 million as of March 31, 2020 and December 31, 2019. Such outstanding commitments are summarized in the following table (dollars in millions):

	March 31, 2020				December 31, 2019
Portfolio Company - Investment	Total Commitment		Unfunded Commitment		Total Commitment		Unfunded Commitment
Combined Systems, Inc. - Revolving Loan	4.0		—		—		—
FDS Avionics Corp. (dba Flight Display Systems) - Revolving Loan	0.2		—		0.2		—
French Transit, LLC - Revolving Loan	1.0		1.0		1.0		1.0
Rhino Assembly Company, LLC - Delayed Draw Commitment	0.9		0.9		0.9		0.9
Safety Products Group, LLC - Common Equity (Units)	2.9	(1)	2.9	(1)	2.9	(1)	2.9	(1)

Total	$9.0		$4.8		$5.0		$4.8

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

•

On February 25, 2020, the Company entered into a Limited Partnership Agreement (the “Agreement”) with Fidus Equity Fund I, L.P. (“FEF I”). Pursuant to the Agreement, we will serve as the General Partner of FEF I. Owned by third-party investors, FEF I was formed to purchase 50% of select equity investments from us. On February 25, 2020, we sold 50% of our equity investments in 20 portfolio companies to FEF I and received net proceeds of $35.9 million, resulting in a realized gain, net of estimated taxes, of approximately $20.4 million. We will not receive any fees from FEF I for any services provided in our capacity as the General Partner of FEF I.

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

In addition, we and our investment advisor have each adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act that governs the conduct of our and our investment advisor’s officers, directors and employees. Additionally, our investment advisor has adopted a code of ethics pursuant to rule 204A-1 under the Advisers Act and in accordance with Rule 17j-1(c) under the 1940 Act. We have also adopted a code of business conduct that is applicable to all officers, directors and employees of Fidus and our investment advisor. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Recent Developments

On April 29, 2020, our Board declared a regular quarterly dividend of $0.30 per share payable on June 26, 2020 to stockholders of record as of June 12, 2020.

On April 30, 2020, we invested $12.5 million in subordinated debt and common equity of ECM Industries, LLC, a global manufacturer and supplier of electrical products through a wide range of premium brands.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. As of March 31, 2020 and December 31, 2019, 19 and 17 portfolio company’s debt investments, respectively, bore interest at a variable rate, which represented $207.3 million and $181.3 million of our portfolio on a fair value basis, respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Our pooled SBA debentures and our Public Notes bear interest at fixed rates. Our Credit Facility bears interest, at our election, at a rate per annum equal to (a) 3.00% (or 2.75% if certain conditions are satisfied, including if (x) no equity interests are included in the borrowing base, (y) the contribution to the borrowing base of eligible portfolio investments that are performing first lien bank loans is greater than or equal to 35%, and (z) the contribution to the borrowing base of eligible portfolio investments that are performing first lien bank loans, performing last out loans, or performing second lien loans is greater than or equal to 60%) plus the one, two, three or six month LIBOR rate, as applicable, or (b) 2.00% (or 1.75% if the above conditions are satisfied) plus the highest of (A) a prime rate, (B) the Federal Funds rate plus 0.5%, (C) three month LIBOR plus 1.0%, and (D) zero.

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

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of March 31, 2020 (dollars in millions):

Basis Point Increase (Decrease)	Interest Income Increase (Decrease) (1)	Interest Expense Increase (Decrease)	Net Increase (Decrease)	Net Investment Income (2)
(200)	$(0.6)	$(0.3)	$(0.3)	$(0.2)
(150)	(0.6)	(0.3)	(0.3)	(0.2)
(100)	(0.5)	(0.3)	(0.2)	(0.2)
(50)	(0.3)	(0.2)	(0.1)	(0.1)
50	1.1	0.2	0.9	0.7
100	2.2	0.3	1.9	1.5
150	3.2	0.5	2.7	2.2
200	4.3	0.7	3.6	2.9
250	5.4	0.9	4.5	3.6
300	6.4	1.0	5.4	4.3

(1)	Certain of our variable rate debt investments have a LIBOR interest rate floor, which lessens the impact of decreases in interest rates.
(2)	Includes the impact of income incentive fee at 20.0% on net increase (decrease) in net interest.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not, and our investment advisor is not, currently subject to any material legal proceedings.

Item 1A. Risk Factors.

In addition to other information set forth in this report, including the risk factor below, you should carefully consider the “Risk Factors” discussed in our Form 10-K for the year ended December 31, 2019 and filed with the SEC on February 27, 2020, which are incorporated herein by reference. These Risk Factors could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

Events outside of our control, including public health crises such as the ongoing COVID-19 pandemic, may negatively affect our results of operations and financial performance.

The continuing spread of an infectious respiratory illness caused by a novel strain of coronavirus (known as COVID-19) has caused volatility, severe market dislocations and liquidity constraints in many markets, including securities the Company holds, and may adversely affect the Company’s investments and operations. The outbreak was first detected in December 2019 and subsequently spread globally. On March 11, 2020, the World Health Organization declared COVID-19 as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The transmission of COVID-19 and efforts to contain its spread have resulted in travel restrictions and disruptions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, quarantines, event and service cancellations or interruptions, disruptions to business operations (including staff reductions), supply chains and consumer activity, as well as general concern and uncertainty that has negatively affected the economic environment. These disruptions have led to instability in the market place, including stock market losses and overall volatility. The impact of COVID-19, and other infectious illness outbreaks, epidemics or pandemics that may arise in the future, could adversely affect the economies of many nations or the entire global economy, the financial performance of individual issuers, borrowers and sectors and the health of the markets generally in potentially significant and unforeseen ways. In addition, the impact of infectious illnesses, such as COVID-19, in emerging market countries may be greater due to generally less established healthcare systems. This crisis or other public health crises may exacerbate other pre-existing political, social and economic risks in certain countries or globally.

The foregoing could lead to a significant economic downturn or recession, increased market volatility, a greater number of market closures, higher default rates and adverse effects on the values and liquidity of securities or other assets. Such impacts, which may vary across asset classes, may adversely affect the performance of the Company’s investments, the Company and your investment in the Company. In certain cases, an exchange or market may close or issue trading halts on either specific securities or even the entire market, which may result in the Company being, among other things, unable to buy or sell certain securities or financial instruments or to accurately price their investments.

The Company and the Investment Advisor have taken steps reasonably designed to ensure that they maintain normal business operations, and that the Company, its portfolio and assets are protected. However, in the event of a pandemic or an outbreak, such as COVID-19, there can be no assurance that the Company, the Investment Advisor and service providers, or the Company’s portfolio companies, will be able to maintain normal business operations for an extended period of time or will not lose the services of key personnel on a temporary or long-term basis due to illness or other reasons. A pandemic or disease could also impair the information technology and other operational systems upon which the Investment Advisor relies and could otherwise disrupt the ability of the Company’s service providers to perform essential tasks.

Governmental authorities and regulators throughout the world, such as the U.S. Federal Reserve, have in the past responded to major economic disruptions with changes to fiscal and monetary policy, including but not limited to, direct capital infusions, new monetary programs and dramatically lower interest rates. Certain of those policy changes, such as the passage of the Coronavirus Aid, Relief, and Economic Security (CARES) Act on March 27, 2020, are being implemented in response to the COVID-19 pandemic. Such policy changes may adversely affect the value, volatility and liquidity of dividend and interest paying securities. The effect of recent efforts undertaken by the U.S. Federal Reserve to address the economic impact of the COVID-19 pandemic, such as the reduction of the federal funds target rate, and other monetary and fiscal actions that may be taken by the U.S. federal government to stimulate the U.S. economy, are not yet fully known. The duration of the COVID-19 outbreak and its full impacts are unknown, resulting in a high degree of uncertainty for potentially extended periods of time.

If COVID-19 continues to spread in the United States, we expect to experience disruptions that could adversely impact our business. It is unknown how long these disruptions could continue, were they to occur. The outbreak of COVID-19 may also have a material adverse impact on the ability of our portfolio companies to fulfill their end customers’ orders due to supply chain delays, limited access to key commodities or technologies or other events that impact their manufacturers or their suppliers. Such events have affected, and may in the future affect our business, financial condition or results of operations. As the global outbreak of COVID-19 continues to rapidly evolve, the extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted.

We may choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

Under certain applicable provisions of the Code and the Treasury regulations and a revenue procedure issued by the IRS, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive their distributions in cash, we must allocate the cash available for distribution among the shareholders electing to receive cash (with the balance of the distribution paid in shares of our common stock). If we decide to make any distributions consistent with this revenue procedure that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale.

Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. If a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

Due to the COVID-19 pandemic or other disruptions in the economy, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur US federal excise tax in order preserve cash and maintain flexibility.

As a BDC, we are not required to make any distributions to shareholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code. In order to maintain our tax treatment as a RIC, we must distribute to shareholders for each taxable year at least 90% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to corporate-level US federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to shareholders. We will be subject to a 4% US federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, the dividend will be treated for all US federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2020 until as late as December 31, 2021. If we choose to pay a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.

Due to the COVID-19 pandemic or other disruptions in the economy, we anticipate that we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we anticipate that we will not be able to increase our dividends. In addition, we may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock as discussed above under “We may choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.”

Public health threats may affect the market for the 2023 Notes, the February 2024 Notes and the November 2024 Notes, impact the businesses in which we invest and affect our business, operating results and financial condition.

Public health threats, such as COVID-19 or any other illness, may disrupt the operations of the businesses in which we invest. Such threats can create economic and political uncertainties and can contribute to global economic instability. A public health threat poses the risk that our portfolio companies may have significantly reduced or be prevented from conducting business activities for an unknown period of time, including shutdowns that may be requested or mandated by governmental authorities. We cannot estimate the impact that a public health threat could have on our portfolio companies, but it could disrupt their businesses and their ability to make interest or dividend payments and decrease the overall value of our investments which adversely impact our business, financial condition or results of operations. Additionally, as a result of the volatile market conditions that may result from public health threats, such as COVID-19 or any other illness, we cannot provide any assurance that the 2023 Notes, the February 2024 Notes and the November 2024 Notes will trade at a favorable price.

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

During the three months ended March 31, 2020, we repurchased 25,719 shares of common stock on the open market for $0.3 million under the Stock Repurchase Program. The following table provides information regarding such repurchases of our common stock (dollars in millions, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	of Shares Purchased as Part of Publicly Announced Plans or Programs	(or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Stock Repurchase Program
January 1, 2020 through January 31, 2020	—	$—	—	$4.4
February 1, 2020 through February 29, 2020	—	—	—	4.4
March 1, 2020 through March 31, 2020	25,719	10.37	25,719	4.1

Total	25,719	$10.37	25,719

(1)

Excludes shares purchased on the open market and reissued in order to satisfy the dividend reinvestment plan (“DRIP”) obligation to deliver shares of common stock in lieu of issuing new shares. During the three months ended March 31, 2020, we purchased and reissued shares of common stock to satisfy the DRIP obligation as follows:

Period	Number of Shares Purchased and Reissued	Average Price Paid Per Share	Total Amount Paid
January 1, 2020 through March 31, 2020	31,586	$7.58	$0.2

Total	31,586	$7.58	$0.2

Refer to Note 8 to our consolidated financial statements for additional information concerning stock repurchases under our Stock Repurchase Program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Exhibit

3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

3.2	Bylaws of the Registrant (Filed as Exhibit (b)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

4.1	Form of Stock Certificate of the Registrant (Filed as Exhibit (d) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDUS INVESTMENT CORPORATION

Date: April 30, 2020	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2020	/s/ SHELBY E. SHERARD
Shelby E. Sherard
Chief Financial Officer (Principal Financial and Accounting Officer)