Form 10-Q
period 2020-06-30
FIDUS INVESTMENT Corp
filed 2020-08-06
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 6, 2020, the Registrant had outstanding 24,437,400 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	June 30, 2020 (unaudited)	December 31, 2019
ASSETS
Investments, at fair value:
Control investments (cost: $29,591 and $27,718, respectively)	$21,929	$21,820
Affiliate investments (cost: $40,792 and $56,328, respectively)	70,566	121,555
Non-control/non-affiliate investments (cost: $675,915 and $620,453, respectively)	640,125	623,544

Total investments, at fair value (cost: $746,298 and $704,499, respectively)	732,620	766,919
Cash and cash equivalents	19,268	15,012
Interest receivable	8,208	6,331
Prepaid expenses and other assets	1,348	1,177

Total assets	$761,444	$789,439

LIABILITIES

SBA debentures, net of deferred financing costs (Note 6)	$153,061	$153,802
Public Notes, net of deferred financing costs (Note 6)	177,553	176,901
Borrowings under Credit Facility, net of deferred financing costs (Note 6)	41,715	23,899
Accrued interest and fees payable	3,411	3,505
Base management fee payable – due to affiliate	3,193	3,334
Income incentive fee payable, net of incentive fee waiver – due to affiliate	1,690	1,497
Capital gains incentive fee payable – due to affiliate	3,574	12,715
Administration fee payable and other – due to affiliate	415	487
Taxes payable	123	547
Accounts payable and other liabilities	533	442

Total liabilities	385,268	377,129

Commitments and contingencies (Note 7)

NET ASSETS

Common stock, $0.001 par value (100,000,000 shares authorized, 24,437,400 and 24,463,119 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively)	24	24
Additional paid-in capital	365,793	366,061
Total distributable earnings	10,359	46,225

Total net assets	376,176	412,310

Total liabilities and net assets	$761,444	$789,439

Net asset value per common share	$15.39	$16.85

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

(in thousands, except shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment Income:
Interest income
Control investments	$449	$68	$881	$350
Affiliate investments	831	1,414	1,814	2,934
Non-control/non-affiliate investments	17,559	12,365	33,611	25,815

Total interest income	18,839	13,847	36,306	29,099
Payment-in-kind interest income
Control investments	445	183	870	1,420
Affiliate investments	29	85	69	168
Non-control/non-affiliate investments	707	2,687	1,323	3,997

Total payment-in-kind interest income	1,181	2,955	2,262	5,585
Dividend income
Control investments	—	—	—	—
Affiliate investments	1	573	108	941
Non-control/non-affiliate investments	17	58	46	(15)

Total dividend income	18	631	154	926
Fee income
Control investments	—	—	—	349
Affiliate investments	66	—	66	22
Non-control/non-affiliate investments	175	601	1,457	2,329

Total fee income	241	601	1,523	2,700
Interest on idle funds and other income	154	34	171	88

Total investment income	20,433	18,068	40,416	38,398

Expenses:
Interest and financing expenses	4,863	4,052	9,823	7,776
Base management fee	3,193	3,016	6,465	5,887
Incentive fee - income	2,113	1,299	3,968	3,784
Incentive fee - capital gains	(263)	(1,289)	(9,141)	(934)
Administrative service expenses	364	378	830	777
Professional fees	654	406	1,207	996
Other general and administrative expenses	500	510	835	815

Total expenses before income incentive fee waiver	11,424	8,372	13,987	19,101

Incentive fee waiver - income	(423)	—	(423)	—

Total expenses, net of income incentive fee waiver	11,001	8,372	13,564	19,101

Net investment income before income taxes	9,432	9,696	26,852	19,297
Income tax provision (benefit)	141	53	144	55

Net investment income	9,291	9,643	26,708	19,242

Net realized and unrealized gains (losses) on investments:
Net realized gains (losses):
Control investments	—	—	—	(1,268)
Affiliate investments	87	(134)	24,419	(99)
Non-control/non-affiliate investments	117	23	7,163	(335)

Total net realized gain (loss) on investments	204	(111)	31,582	(1,702)

Income tax (provision) benefit from realized gains on investments	(14)	(301)	(1,065)	(293)
Net change in unrealized appreciation (depreciation):
Control investments	(68)	(64)	(1,764)	1,573
Affiliate investments	3,797	2,527	(35,453)	5,286
Non-control/non-affiliate investments	(5,237)	(8,492)	(38,881)	(9,343)

Total net change in unrealized appreciation (depreciation) on investments	(1,508)	(6,029)	(76,098)	(2,484)

Net gain (loss) on investments	(1,318)	(6,441)	(45,581)	(4,479)
Realized losses on extinguishment of debt	—	—	(125)	(189)

Net increase (decrease) in net assets resulting from operations	$7,973	$3,202	$(18,998)	$14,574

Per common share data:
Net investment income per share-basic and diluted	$0.38	$0.39	$1.09	$0.79

Net increase (decrease) in net assets resulting from operations per share — basic and diluted	$0.33	$0.13	$(0.78)	$0.60

Dividends declared per share	$0.30	$0.39	$0.69	$0.78

Weighted average number of shares outstanding — basic and diluted	24,437,400	24,463,119	24,447,517	24,463,119

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except shares)

	Common Stock			Additional paid-in capital	Total distributable earnings	Total net assets
	Number of shares	Par value
Balances at December 31, 2018	24,463,119	$24		$366,688	$36,273	$402,985
Net investment income	—	—		—	9,599	9,599
Net realized gain (loss) on investments, net of taxes	—	—		—	(1,583)	(1,583)
Net unrealized appreciation (depreciation) on investments	—	—		—	3,545	3,545
Realized losses on extinguishment of debt	—	—		—	(189)	(189)
Dividends declared	—	—		—	(9,541)	(9,541)

Balances at March 31, 2019	24,463,119	$24		$366,688	$38,104	$404,816

Net investment income	—	—		—	9,643	9,643
Net realized gain (loss) on investments, net of taxes	—	—		—	(412)	(412)
Net unrealized appreciation (depreciation) on investments	—	—		—	(6,029)	(6,029)
Realized losses on extinguishment of debt	—	—		—	—	—
Dividends declared	—	—		—	(9,540)	(9,540)

Balances at June 30, 2019	24,463,119	$24		$366,688	$31,766	$398,478

Balances at December 31, 2019	24,463,119	$24		$366,061	$46,225	$412,310

Repurchases of common stock under Stock Repurchase Program (Note 8)	(25,719)	(0	)*	(268)	—	(268)
Net investment income	—	—		—	17,417	17,417
Net realized gain (loss) on investments, net of taxes	—	—		—	30,327	30,327
Net unrealized appreciation (depreciation) on investments	—	—		—	(74,590)	(74,590)
Realized losses on extinguishment of debt	—	—		—	(125)	(125)
Dividends declared	—	—		—	(9,537)	(9,537)

Balances at March 31, 2020	24,437,400	$24		$365,793	$9,717	$375,534

Net investment income	—	—		—	9,291	9,291
Net realized gain (loss) on investments, net of taxes	—	—		—	190	190
Net unrealized appreciation (depreciation) on investments	—	—		—	(1,508)	(1,508)
Realized losses on extinguishment of debt	—	—		—	—	—
Dividends declared	—	—		—	(7,331)	(7,331)

Balances at June 30, 2020	24,437,400	$24		$365,793	$10,359	$376,176

*	Amount is greater than zero but less than one

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(18,998)	$14,574
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Net change in unrealized (appreciation) depreciation on investments	76,098	2,484
Net realized (gain) loss on investments	(31,582)	1,702
Interest and dividend income paid-in-kind	(2,262)	(5,585)
Accretion of original issue discount	(103)	(30)
Accretion of loan origination fees	(514)	(567)
Purchase of investments	(85,097)	(128,460)
Proceeds from sales and repayments of investments	76,315	75,320
Proceeds from loan origination fees	1,444	846
Realized losses on extinguishment of debt	125	189
Amortization of deferred financing costs	1,098	858
Changes in operating assets and liabilities:
Interest receivable	(1,877)	1,630
Prepaid expenses and other assets	(171)	517
Accrued interest and fees payable	(94)	339
Base management fee payable – due to affiliate	(141)	89
Income incentive fee payable, net of incentive fee waiver – due to affiliate	193	(1,486)
Capital gains incentive fee payable – due to affiliate	(9,141)	(934)
Administration fee payable and other – due to affiliate	(72)	(174)
Taxes payable	(424)	(803)
Accounts payable and other liabilities	91	196

Net cash provided by (used for) operating activities	4,888	(39,295)

Cash Flows from Financing Activities:
Proceeds received from SBA debentures	6,000	—
Repayments of SBA debentures	(7,000)	(19,750)
Proceeds received from issuance of Public Notes	—	69,000
Proceeds received from (repayments of) borrowings under Credit Facility, net	18,000	(7,000)
Payment of deferred financing costs	(496)	(4,004)
Dividends paid to stockholders, including expenses	(16,868)	(19,081)
Repurchases of common stock under Stock Repurchase Program	(268)	—

Net cash provided by (used for) financing activities	(632)	19,165

Net increase (decrease) in cash and cash equivalents	4,256	(20,130)
Cash and cash equivalents:
Beginning of period	15,012	42,015

End of period	$19,268	$21,885

Supplemental disclosure of cash flow information:
Cash payments for interest	$8,819	$6,579
Cash payments for taxes, net of tax refunds received	$1,633	$1,151

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

June 30, 2020

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index		Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)		Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets
Control Investments (t)
FDS Avionics Corp. (dba Flight Display Systems)	Aerospace & Defense Manufacturing
Second Lien Debt				6.00%/9.00%	11/5/2014	12/31/2021	$4,621	$4,621	$3,811
Revolving Loan ($30 commitment)				6.00%/9.00%	4/12/2018	12/31/2021	273	273	273
Common Equity (7,478 shares) (j)					11/10/2017			748	—
Preferred Equity (2,550 shares)					12/26/2019			2,550	—

								8,192	4,084	1%
US GreenFiber, LLC	Building Products Manufacturing
Second Lien Debt (j)				7.00%/6.00%	7/3/2014	8/30/2024	15,967	15,964	12,996
Second Lien Debt (j)				7.50%/7.50%	11/9/2018	8/30/2024	4,848	4,848	4,849
Common Equity (2,522 units) (h)(j)					7/3/2014			586	—
Common Equity (425,508 units) (j)					8/30/2019			1	—

								21,399	17,845	5%

Total Control Investments								$29,591	$21,929	6%

Affiliate Investments (l)
FAR Research Inc. (n)	Specialty Chemicals
Common Equity (1,396 units)					3/31/2014			$—	$28	0%

Fiber Materials, Inc. (n)	Aerospace & Defense Manufacturing
Common Equity (10 units)					11/30/2016			—	—	0%

Medsurant Holdings, LLC	Healthcare Services
Second Lien Debt (j)				13.00%/0.00%	12/18/2015	3/10/2022	8,031	8,026	8,090
Preferred Equity (63,331 units) (h)(j)					4/12/2011			674	543
Warrant (252,588 units) (h)(j)(m)					4/12/2011			2,259	1,889

								10,959	10,522	3%
Mirage Trailers LLC	Utility Equipment Manufacturing
Second Lien Debt (k)(ad)		(L + 8.50%) / (1.00%	)	9.50%/4.50%	11/25/2015	11/25/2020	6,250	6,300	5,258
Common Equity (2,500,000 shares) (o)					11/25/2015			2,186	—

								8,486	5,258	1%
Pfanstiehl, Inc.	Healthcare Products
Subordinated Debt				10.50%/0.00%	3/29/2013	9/29/2024	6,208	6,203	6,208
Common Equity (4,250 units) (j)					3/29/2013			425	17,239

								6,628	23,447	6%
Pinnergy, Ltd.	Oil & Gas Services
Common Equity - Class A-2 (42,500 units) (j)					10/13/2016			3,000	18,186
Common Equity - Class B (1,000 units) (j)					10/13/2016			3,000	3,221

								6,000	21,407	6%
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Second Lien Debt				12.00%/1.50%	11/12/2015	5/12/2021	7,725	7,719	7,725
Common Equity (1,000,000 units)					11/12/2015			1,000	2,179

								8,719	9,904	3%

Total Affiliate Investments								$40,792	$70,566	19%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

June 30, 2020

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets
Non-control/Non-affiliate Investments
Accent Food Services, LLC	Vending Equipment Manufacturing
Second Lien Debt (k)(p)			0.00%/17.00%	11/30/2016	5/30/2022	$35,410	$35,328	$16,134
Common Equity (7,885 units) (h)(j)				11/30/2016			800	—

							36,128	16,134	4%
Allied 100 Group, Inc.	Healthcare Products
Subordinated Debt (k)			11.25%/0.00%	7/31/2019	5/26/2023	21,500	21,419	21,500
Common Equity (625,000 units) (j)				11/26/2014			625	930

							22,044	22,430	6%
Alzheimer’s Research and Treatment Center, LLC	Healthcare Services
First Lien Debt (j)(w)		(L + 5.75%) / (2.00%)	7.75%/0.00%	10/23/2018	10/23/2023	6,500	6,466	6,500
Common Equity (500 units) (h)(j)				10/23/2018			500	697

							6,966	7,197	2%
American AllWaste LLC (dba WasteWater Transport Services)	Environmental Industries
Second Lien Debt (j)		(L + 11.00%) / (2.00%)	13.00%/0.00%	5/31/2018	11/30/2023	17,503	17,422	17,503
Preferred Equity (500 units) (h)(j)				5/31/2018			500	300
Preferred Equity (207 units) (h)(j)				8/6/2019			250	250

							18,172	18,053	5%
Argo Turboserve Corporation	Business Services
Second Lien Debt (j)		(L + 10.75%) / (2.00%)	12.75%/0.00%	12/26/2018	6/28/2023	13,594	13,544	13,594	4%

AVC Investors, LLC (dba Auveco)	Specialty Distribution
Second Lien Debt (k)			11.50%/0.00%	1/3/2018	7/3/2023	22,500	22,436	22,373
Common Equity (5,000 units) (j)				1/3/2018			490	449

							22,926	22,822	6%
B&B Roadway and Security Solutions, LLC	Component Manufacturing
Second Lien Debt			11.25%/4.00%	2/27/2018	1/1/2022	10,690	10,660	9,665
Common Equity (50,000 units) (h)(j)				2/27/2018			500	—

							11,160	9,665	3%
Bandon Fitness (Texas), Inc.	Retail
First Lien Debt (j)(z)		(L + 6.00%) / (2.25%)	8.25%/0.25%	8/9/2019	8/9/2024	14,689	14,246	13,714
Common Equity (545,810 units) (j)				8/9/2019			931	139

							15,177	13,853	4%
BCC Group Holdings, Inc.	Information Technology Services
Subordinated Debt			11.00%/1.00%	1/28/2019	4/11/2023	18,258	18,139	18,258
Common Equity (451 shares)				1/28/2019			232	176
Preferred Equity (14 shares)				1/28/2019			143	143

							18,514	18,577	5%
BCM One Group Holdings, Inc.	Information Technology Services
Subordinated Debt (k)			11.00%/0.00%	1/3/2019	7/3/2024	29,000	28,882	29,000
Common Equity (1,143 shares)				1/3/2019			1	78
Preferred Equity (66 shares)				1/3/2019			665	665

							29,548	29,743	8%
Bedford Precision Parts LLC	Specialty Distribution
First Lien Debt (j)(s)		(L + 6.25%) / (2.00%)	8.25%/0.00%	3/12/2019	3/12/2024	5,000	4,972	5,000
Common Equity (500,000 units) (h)(j)				3/12/2019			500	340

							5,472	5,340	1%
Cardboard Box LLC (dba Anthony’s Coal Fired Pizza)	Restaurants
Common Equity (521,021 units) (j)				12/15/2015			521	—
Preferred Equity (1,043,133 units) (j)				12/6/2019			72	81

							593	81	0%
Combined Systems, Inc.	Aerospace & Defense Manufacturing
First Lien Debt		(L + 10.00%) / (2.00%)	12.00%/0.00%	1/31/2020	1/31/2025	7,800	7,747	7,747
Revolving Loan ($100 commitment) (j)(ac)		(L + 9.00%) / (2.00%)	11.00%/0.00%	1/31/2020	1/31/2025	3,900	3,877	3,877

							11,624	11,624	3%
ControlScan, Inc.	Information Technology Services
Subordinated Debt (j)			11.00%/0.00%	7/28/2017	1/28/2023	6,750	6,734	6,750
Common Equity (1,852 shares) (j)				7/28/2017			2	243
Preferred Equity (50 shares) (j)				7/28/2017			498	498

							7,234	7,491	2%
CRS Solutions Holdings, LLC (dba CRS Texas)	Business Services
Second Lien Debt			10.50%/1.00%	3/14/2018	4/30/2024	11,219	11,178	10,474
Common Equity (375,000 units) (h)(j)				3/14/2018			375	161

							11,553	10,635	3%
Diversified Search LLC	Business Services
First Lien Debt (k)(r)		(L + 6.00%) / (1.75%)	7.75%/0.00%	2/7/2019	2/7/2024	17,355	17,128	16,739
Common Equity (573 units) (h)(j)				2/7/2019			593	261

							17,721	17,000	4%
EBL, LLC (EbLens)	Retail
Second Lien Debt (j)			12.00%/1.00%	7/13/2017	1/13/2023	9,221	9,174	7,764
Common Equity (75,000 units) (j)				7/13/2017			750	40

							9,924	7,804	2%
ECM Industries, LLC	Component Manufacturing
Subordinated Debt (j)			11.50%/0.00%	4/30/2020	5/23/2026	11,500	11,276	11,276
Common Equity (1,000,000 units) (h)(j)				4/30/2020			1,000	1,000

							12,276	12,276	3%
French Transit, LLC	Consumer Products
First Lien Debt (j)		(L + 9.00%) / (2.25%)	11.25%/0.00%	6/21/2019	6/21/2024	4,100	4,068	4,100
Revolving Loan ($1,000 commitment) (j)(u)		(L + 9.00%) / (2.25%)	11.25%/0.00%	6/21/2019	6/21/2024	—	(4)	—

							4,064	4,100	1%
Global Plasma Solutions, Inc.	Component Manufacturing
First Lien Debt (j)(v)		(L + 5.00%) / (2.00%)	7.00%/0.00%	9/21/2018	9/21/2023	6,838	6,788	6,838
Preferred Equity (947 shares) (j)				9/21/2018			360	415
Common Equity (947 shares) (j)				9/21/2018			15	1,126

							$7,163	$8,379	2%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

June 30, 2020

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets
Gurobi Optimization, LLC	Information Technology Services
Common Equity (3 shares)				12/19/2017			$750	$1,671	0%

Haematologic Technologies, Inc.	Healthcare Services
First Lien Debt (x)		(L + 7.25%) / (2.00%)	9.25%/0.00%	10/11/2019	10/11/2024	5,500	5,466	5,350
Common Equity (500 units) (h)(j)				10/11/2019			500	253

							5,966	5,603	1%
Hilco Plastics Holdings, LLC (dba Hilco Technologies)	Component Manufacturing
Second Lien Debt (j)			11.50%/1.50%	9/23/2016	12/31/2019	10,207	10,207	8,613
Revolving Loan (j)		(L + 6.50%) / (0.00%)	6.67%/0.00%	12/20/2019	12/15/2019	5,962	5,962	5,962
First Lien Debt (j)		(L + 6.95%) / (0.00%)	7.12%/0.00%	12/20/2019	12/15/2019	5,859	5,859	5,859
Preferred Equity (1,000,000 units) (h)(j)				4/18/2018			1,000	—
Common Equity (72,507 units) (h)(j)				9/23/2016			473	—

							23,501	20,434	5%
Hoonuit, LLC	Information Technology Services
First Lien Debt		(L + 9.25%) / (2.25%)	11.50%/0.00%	6/7/2019	6/7/2024	7,165	7,126	7,165
Preferred Equity (610 units) (h)(j)				6/20/2019	1/1/2022		250	264

							7,376	7,429	2%
Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt (k)			12.25%/0.00%	3/23/2016	9/23/2021	25,000	24,963	22,198
Common Equity (3,750 units)				3/23/2016			131	195

							25,094	22,393	6%
IBH Holdings, LLC (fka Inflexxion, Inc.)	Business Services
Common Equity (150,000 units)				6/20/2018			—	—	0%

Ipro Tech, LLC	Information Technology Services
First Lien Debt (j)(ae)		(L + 8.50%) / (2.00%)	10.50%/0.00%	6/30/2020	6/30/2025	2,500	1,901	1,901	1%

K2 Merger Agreement Agent, LLC (fka K2 Industrial Services, Inc.) (n)	Industrial Cleaning & Coatings
Second Lien Debt (j)			0.00%/10.00%	1/28/2019	1/28/2021	2,034	2,034	2,034	1%

The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Second Lien Debt (k)			12.00%/0.00%	12/8/2017	6/8/2024	15,000	14,954	14,400
Common Equity (765 shares) (j)				12/8/2017			765	562

							15,719	14,962	4%
LNG Indy, LLC (dba Kinetrex Energy)	Oil & Gas Distribution
Second Lien Debt (k)			11.50%/1.50%	12/28/2016	11/12/2021	10,050	10,021	10,021
Common Equity (500 units)				12/28/2016			500	535

							10,521	10,556	3%
Marco Group International OpCo, LLC	Industrial Cleaning & Coatings
Second Lien Debt			10.50%/0.75%	3/2/2020	9/2/2026	10,025	9,930	9,526
Common Equity (570,636 units) (h)(j)				7/21/2017			637	478

							10,567	10,004	3%
Mesa Line Services, LLC	Utilities: Services
Second Lien Debt (j)			10.50%/1.75%	11/30/2017	8/1/2024	17,374	17,296	17,374
Common Equity (981 shares) (j)				11/30/2017			1,148	556

							18,444	17,930	5%
Microbiology Research Associates, Inc.	Healthcare Services
Subordinated Debt (j)			11.00%/1.50%	5/13/2015	3/13/2022	8,997	8,990	8,997
Common Equity (812,866 units) (j)				5/13/2015			969	873

							9,959	9,870	3%
Midwest Transit Equipment, Inc.	Transportation services
Warrant (7,192 shares) (j)(m)				6/23/2017			180	305
Warrant (9.59% of Junior Subordinated Notes) (j)(q)				6/23/2017			190	241

							370	546	0%
NGT Acquisition Holdings, LLC (dba Techniks Industries)	Component Manufacturing
Common Equity (378 units) (j)				5/24/2017			500	157	0%

OMC Investors, LLC (dba Ohio Medical Corporation)	Healthcare Products
Second Lien Debt			13.00%/0.00%	1/15/2016	6/30/2022	10,000	9,979	10,000
Common Equity (5,000 units)				1/15/2016			500	590

							10,479	10,590	3%
Palisade Company, LLC	Information Technology Services
Subordinated Debt (j)			11.75%/0.00%	11/15/2018	5/15/2024	6,500	6,477	6,500
Common Equity (50 shares) (j)				11/15/2018			500	484

							6,977	6,984	2%
Palmetto Moon, LLC	Retail
First Lien Debt (j)			11.50%/2.50%	11/3/2016	10/31/2021	4,876	4,866	4,142
Common Equity (499 units) (j)				11/3/2016			494	—

							5,360	4,142	1%
Power Grid Components, Inc.	Specialty Distribution
Second Lien Debt (k)			11.00%/1.00%	4/12/2018	12/2/2025	22,318	22,235	22,318
Preferred Equity (392 shares) (j)				4/12/2018			392	483
Preferred Equity (48 shares) (j)				12/2/2019			48	60
Common Equity (10,622 shares) (j)				4/12/2018			462	694

							$23,137	$23,555	6%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

June 30, 2020

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets
Prime AE Group, Inc.	Business Services
First Lien Debt (j)		(L + 6.25%) / (2.00%)	8.25%/0.00%	11/25/2019	11/25/2024	$7,167	$6,997	$7,167
Preferred Equity (500,000 shares) (j)				11/25/2019			500	550

							7,497	7,717	2%
Pugh Lubricants, LLC	Specialty Distribution
Second Lien Debt (k)			12.25%/0.00%	11/10/2016	5/10/2022	26,581	26,522	26,581
Common Equity (3,062 units) (h)(j)				11/10/2016			284	652

							26,806	27,233	7%
Revenue Management Solutions, LLC	Information Technology Services
Common Equity (113 shares)				1/4/2017			1,125	2,852	1%

Rhino Assembly Company, LLC	Specialty Distribution
Second Lien Debt (k)			12.00%/1.00%	8/11/2017	2/11/2023	11,498	11,466	10,140
Delayed Draw Commitment ($875 commitment) (i)(j)			12.00%/1.00%	8/11/2017	5/17/2022	—	—	—
Preferred Equity (8,864 units) (h)(j)				8/11/2017			944	183

							12,410	10,323	3%
Road Safety Services, Inc.	Business Services
Second Lien Debt			11.25%/1.50%	9/18/2018	3/18/2024	10,300	10,267	10,300
Common Equity (655 units)				9/18/2018			621	820

							10,888	11,120	3%
Rohrer Corporation	Packaging
Subordinated Debt (j)			10.50%/1.00%	10/1/2018	4/1/2024	13,945	13,898	13,945
Common Equity (400 shares) (j)				7/18/2016			780	1,099

							14,678	15,044	4%
Routeware, Inc.	Information Technology Services
First Lien Debt (k)(aa)		(L + 7.00%) / (1.75%)	8.75%/0.00%	2/7/2020	2/7/2025	14,962	14,880	14,880	4%

SES Investors, LLC (dba SES Foam)	Building Products Manufacturing
Second Lien Debt			13.00%/0.00%	9/8/2016	12/29/2020	3,095	3,089	3,095
Common Equity (6,000 units) (h)(j)				9/8/2016			544	1,195

							3,633	4,290	1%
Software Technology, LLC	Information Technology Services
Subordinated Debt (k)			11.00%/0.00%	12/23/2016	6/23/2023	10,000	9,976	10,000
Common Equity (6 shares)				12/23/2016			646	823

							10,622	10,823	3%
Specialized Elevator Services Holdings, LLC	Business Services
First Lien Debt (j)(y)		(L + 5.50%) / (2.00%)	7.50%/0.00%	5/7/2019	5/3/2024	12,889	12,766	12,889
Common Equity (500 units) (j)				5/8/2019			596	615

							13,362	13,504	4%
SpendMend LLC	Business Services
Second Lien Debt (k)			11.00%/0.75%	1/8/2018	7/8/2023	10,535	10,505	10,535
Common Equity (1,000,000 units)				1/8/2018			1,000	1,638

							11,505	12,173	3%
TransGo, LLC	Component Manufacturing
Common Equity (500 units) (j)				2/28/2017			499	568	0%

The Tranzonic Companies	Specialty Distribution
Subordinated Debt (j)			10.00%/1.25%	3/27/2018	3/27/2025	6,966	6,919	6,966
Preferred Equity (5,653 units) (j)				3/27/2018			565	695
Common Equity (1 units) (j)				3/27/2018			—	166

							7,484	7,827	2%
UBEO, LLC	Business Services
Subordinated Debt (j)			11.00%/0.00%	4/3/2018	10/3/2024	13,893	13,804	12,236
Common Equity (705,000 units) (h)(j)				4/3/2018			668	486

							14,472	12,722	3%
United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)(j)				4/1/2012			1,008	21
Warrant (57,469 units) (j)(m)				3/5/2012			566	17

							1,574	38	0%
Virginia Tile Company, LLC	Specialty Distribution
Second Lien Debt (j)			12.25%/0.00%	12/19/2014	4/7/2022	12,000	11,993	10,498
Common Equity (17 units) (j)				12/19/2014			342	272

							12,335	10,770	3%
Western’s Smokehouse, LLC	Consumer Products
First Lien Debt (j)(ab)		(L + 6.50%) / (1.25%)	7.75%/0.00%	2/28/2020	12/23/2024	10,000	9,860	9,860	3%

Wheel Pros, Inc.	Specialty Distribution
Second Lien Debt (j)		(L + 8.50%) / (0.00%)	9.57%/0.00%	5/17/2019	4/4/2026	20,000	19,833	19,379
Preferred Equity (347,222 units) (j)				5/15/2019			750	620

							20,583	19,999	5%
Worldwide Express Operations, LLC	Transportation services
Second Lien Debt (j)		(L + 8.00%) / (1.00%)	9.00%/0.00%	2/27/2017	2/3/2025	20,000	19,766	19,015
Common Equity (2,000 units) (h)(j)				2/27/2017			1,478	1,808

							21,244	20,823	5%

Total Non-control/Non-affiliate Investments							$675,915	$640,125	170%

Total Investments							$746,298	$732,620	195%

(a)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(b)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(c)	All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.
(d)

Variable rate investments bear interest at a rate indexed to LIBOR (L), which is reset monthly, bimonthly, quarterly, or semi-annually. Certain variable rate investments also include a LIBOR interest rate floor. For each investment, the Company has provided the spread over the reference rate and the LIBOR floor, if any, as of June 30, 2020.

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

June 30, 2020

(in thousands, except shares)

(e)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of June 30, 2020. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
(f)	Investment date represents the date of the initial investment in the security.
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
(i)

The disclosed commitment represents the unfunded amount as of June 30, 2020. The Company is earning 0.50% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate which will be earned if the commitment is funded.

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

(n)	Investment in portfolio company that has sold its operations and is in the process of winding down.
(o)	Income producing. Maturity date, if any, represents mandatory redemption date.
(p)	Investment was on non-accrual status as of June 30, 2020, meaning the Company has ceased recognizing interest income on the investment.
(q)	Warrant entitles the Company to purchase 9.59% of the outstanding principal of Junior Subordinated Notes prior to exercise, and is non-income producing.
(r)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.05% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(s)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.84% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(u)

The disclosed commitment represents the unfunded amount as of June 30, 2020. The Company is earning 0.75% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

(v)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.21% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(w)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.41% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(x)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.71% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(z)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.63% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(aa)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.87% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ab)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.18% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ac)

The disclosed commitment represents the unfunded amount as of June 30, 2020. The Company is earning 1.00% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

(ad)	Investment was on PIK-only non-accrual status as of June 30, 2020, meaning the Company has ceased recognizing PIK interest income on the investment.
(ae)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.50% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Variable Index Spread / Floor (d)	Rate (e) Cash/PIK	Investment Date (f)	Maturity	Principal Amount	Cost	Fair Value (g)	Percent of Net Assets
Control Investments (t)
FDS Avionics Corp. (dba Flight Display Systems)	Aerospace & Defense Manufacturing
Second Lien Debt			6.00%/9.00%	11/5/2014	12/31/2021	$4,420	$4,418	$4,277
Revolving Loan ($30 commitment)			6.00%/9.00%	4/12/2018	12/31/2021	261	261	261
Common Equity (7,478 shares) (j)				11/10/2017			748	—
Preferred Equity (2,550 shares)				12/26/2019			2,550	915

							7,977	5,403	1%
US GreenFiber, LLC	Building Products Manufacturing
Second Lien Debt (k)			7.00%/6.00%	7/3/2014	8/30/2024	14,498	14,494	11,757
Second Lien Debt (k)			7.50%/7.50%	11/9/2018	8/30/2024	4,660	4,660	4,660
Common Equity (2,522 units) (h)(j)				7/3/2014			586	—
Common Equity (425,508 units) (j)				8/30/2019			1	—

							19,741	16,417	4%

Total Control Investments							$27,718	$21,820	5%

Affiliate Investments (l)
FAR Research Inc. (n)	Specialty Chemicals
Common Equity (1,396 units)				3/31/2014			$—	$28	0%

Fiber Materials, Inc.	Aerospace & Defense Manufacturing
Common Equity (10 units)				11/30/2016			645	10,449	3%

Medsurant Holdings, LLC	Healthcare Services
Second Lien Debt			13.00%/0.00%	12/18/2015	6/30/2020	8,823	8,814	8,823
Preferred Equity (126,662 units) (h)				4/12/2011			1,346	1,780
Warrant (505,176 units) (h)(m)				4/12/2011			4,516	6,377

							14,676	16,980	4%
Microbiology Research Associates, Inc.	Healthcare Services
Subordinated Debt			11.00%/1.50%	5/13/2015	3/13/2022	8,930	8,921	8,930
Common Equity (1,625,731 units) (j)				5/13/2015			1,939	2,681

							10,860	11,611	3%
Mirage Trailers LLC	Utility Equipment Manufacturing
Second Lien Debt (k)		(L + 8.50%) / (1.00%)	10.20%/4.50%	11/25/2015	11/25/2020	6,250	6,253	6,250
Common Equity (2,500,000 shares) (o)				11/25/2015			2,184	968

							8,437	7,218	2%
Pfanstiehl, Inc.	Healthcare Products
Subordinated Debt			10.50%/0.00%	3/29/2013	9/29/2022	6,208	6,201	6,208
Common Equity (8,500 units) (j)				3/29/2013			850	26,614

							7,051	32,822	8%
Pinnergy, Ltd.	Oil & Gas Services
Common Equity - Class A-2 (42,500 units) (k)				10/13/2016			3,000	29,831
Common Equity - Class B (1,000 units) (k)				10/13/2016			3,000	3,147

							6,000	32,978	8%
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Second Lien Debt			12.00%/1.50%	11/12/2015	5/12/2021	7,667	7,659	7,667
Common Equity (1,000,000 units)				11/12/2015			1,000	1,802

							8,659	9,469	2%

Total Affiliate Investments							$56,328	$121,555	30%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Variable Index Spread / Floor (d)	Rate (e) Cash/PIK	Investment Date (f)	Maturity	Principal Amount	Cost	Fair Value (g)	Percent of Net Assets
Non-control/Non-affiliate Investments
Accent Food Services, LLC	Vending Equipment Manufacturing
Second Lien Debt (k)(p)			10.00%/5.00%	11/30/2016	5/30/2022	$33,842	$33,760	$31,626
Subordinated Debt (j)(p)			000%/17.00%	6/28/2019	5/30/2022	1,567	1,567	1,441
Common Equity (7,885 units) (h)(j)				11/30/2016			800	227

							36,127	33,294	8%
Allied 100 Group, Inc.	Healthcare Products
Subordinated Debt (k)			11.25%/0.00%	7/31/2019	5/26/2023	21,500	21,405	21,405
Common Equity (1,250,000 units) (j)				11/26/2014			1,250	1,465

							22,655	22,870	6%
Alzheimer’s Research and Treatment Center, LLC	Healthcare Services
First Lien Debt (j)(w)		(L + 5.75%) / (2.00%)	7.75%/0.00%	10/23/2018	10/23/2023	6,500	6,461	6,500
Common Equity (1,000 units) (h)(j)				10/23/2018			1,000	1,406

							7,461	7,906	2%
American AllWaste LLC (dba WasteWater Transport Services)	Environmental Industries
Second Lien Debt (j)		(L + 11.00%) / (2.00%)	13.00%/0.00%	5/31/2018	11/30/2023	17,503	17,411	17,503
Preferred Equity (500 units) (h)(j)				5/31/2018			500	540
Preferred Equity (207 units) (h)(j)				8/6/2019			250	250

							18,161	18,293	4%
Argo Turboserve Corporation	Business Services
Second Lien Debt (j)		(L + 9.75%) / (200%)	11.84%/0.00%	12/26/2018	6/28/2023	14,156	14,098	14,156	3%

AVC Investors, LLC (dba Auveco)	Specialty Distribution
Second Lien Debt (k)			11.50%/0.00%.	1/3/2018	7/3/2023	22,500	22,427	22,500
Common Equity (5,000 units) (j)				1/3/2018			490	776

							22,917	23,276	6%
B&B Roadway and Security Solutions, LLC	Component Manufacturing
Second Lien Debt			10.50%/3.50%	2/27/2018	8/27/2023	10,493	10,456	9,569
Common Equity (50,000 units) (h)(j)				2/27/2018			500	200

							10,956	9,769	2%
Bandon Fitness (Texas), Inc.	Retail
First Lien Debt (j)(z)		(L + 6.00%) / (2.25%)	8.25%/0.00%	8/9/2019	8/9/2024	13,250	12,785	12,785
Common Equity (497,549 units) (j)				8/9/2019			849	849

							13,634	13,634	3%
BCC Group Holdings, Inc.	Information Technology Services
Subordinated Debt			11.00%/1.00%	1/28/2019	4/11/2023	18,167	18,027	18,167
Common Equity(451 shares)				1/28/2019			232	167
Preferred Equity (14 shares)				1/28/2019			143	143

							18,402	18,477	4%
BCM One Group Holdings, Inc.	Information Technology Services
Subordinated Debt (k)			11.00%/0.00%	1/3/2019	7/3/2024	27,000	26,888	27,000
Common Equity (2,286 shares)				1/3/2019			2	332
Preferred Equity (133 shares)				1/3/2019			1,330	1,330

							28,220	28,662	7%
Bedford Precision Parts LLC	Specialty Distribution
First Lien Debt (j)(s)		(L + 6.25%) / (2.00%)	8.25%/0.00%	3/12/2019	3/12/2024	5,000	4,969	5,000
Common Equity (500,000 units)(h)(j)				3/12/2019			500	445

							5,469	5,445	1%
Cardboard Box LLC (dba Anthony’s Coal Fired Pizza)	Restaurants
Common Equity (521,021 units) (j)				12/15/2015			521	113
Preferred Equity (99,889 units)(j)				12/6/2019			49	146

							570	259	0%
Control Scan, Inc.	Information Technology Services
Subordinated Debt (j)			11.00%/0.00%	7/28/2017	1/28/2023	6,750	6,731	6,750
Common Equity (3,704 shares)(j)				7/28/2017			4	624
Preferred Equity (100 shares) (j)				7/28/2017			996	996

							7,731	8,370	2%
CRS Solutions Holdings, LLC (dba CRS Texas)	Business Services
Second Lien Debt			10.50%/1.00%	3/14/2018	9/14/2023	9,166	9,136	9,166
Common Equity (750,000 units) (h)(j)				3/14/2018			750	822

							9,886	9,988	2%
Diversified Search LLC	Business Services
First Lien Debt (k)(r)		(L + 5.75%) / (1.75%)	7.69%/0.00%	2/7/2019	2/7/2024	15,155	14,939	15,155
Common Equity (573 units) (h)(j)				2/7/2019			593	724

							15,532	15,879	4%
EBL, LLC (Eb Lens)	Retail
Second Lien Debt (j)			12.00%/1.00%	7/13/2017	1/13/2023	9,484	9,433	9,484
Common Equity (75,000 units) (j)				7/13/2017			750	669

							10,183	10,153	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Variable Index Spread / Floor (d)	Rate (e) Cash/PIK	Investment Date (f)	Maturity	Principal Amount	Cost	Fair Value (g)	Percent of Net Assets
French Transit, LLC		Consumer Products
First Lien Debt (j)		(L + 9.00%) / (2.25%)	11.25%/0.00%	6/21/2019	6/21/2024	$8,000	$7,964	$8,000
Revolving Loan ($1,000 commitment) (j)(u)		(L + 9.00%) / (2.25%)	11.25%/0.00%	6/21/2019	6/21/2024	—	(4)	—

							7,960	8,000	2%
Global Plasma Solutions, Inc.		Component Manufacturing
First Lien Debt (j)(v)		(L + 5.00%) / (2.00%)	7.10%/0.00%	9/21/2018	9/21/2023	7,071	7,013	7,071
Preferred Equity (947 shares) (j)				9/21/2018			360	399
Common Equity (947 shares) (j)				9/21/2018			15	161

							7,388	7,631	2%
Gurobi Optimization, LLC		Information Technology Services
Common Equity (5 shares)				12/19/2017			1,500	3,382	1%

Haematologic Technologies, Inc.	Healthcare Services
First Lien Debt (x)		(L + 7.25%) / (2.00%)	9.25%/0.00%	10/11/2019	10/11/2024	5,500	5,461	5,461
Common Equity (500 units) (j)				10/11/2019			500	500

							5,961	5,961	1%
Hilco Plastics Holdings, LLC (dba Hilco Technologies)		Component Manufacturing
Second Lien Debt			11.50%/1.50%	9/23/2016	12/31/2019	10,116	10,116	9,057
Revolving Loan (j)		(L + 6.50%) / (0.00%)	8.26%/0.00%	12/20/2019	12/15/2019	5,962	5,962	5,962
First Lien Debt (j)		(L + 6.95%) / (0.00%)	8.66%/0.00%	12/20/2019	12/15/2019	4,812	4,812	4,812
First Lien Debt (j)		(L + 6.95%) / (0.00%)	8.64%/0.00%	12/20/2019	12/15/2019	1,815	1,815	1,815
Preferred Equity (1,000,000 units) (h)(j)				4/18/2018			1,000	—
Common Equity (72,507 units) (h)(j)				9/23/2016			473	—

							24,178	21,646	5%
Hoonuit, LLC		Information Technology Services
First Lien Debt		(L + 9.25%) / (2.25%)	11.50%/0.00%	6/7/2019	6/7/2024	7,165	7,121	7,165
Preferred Equity (610 units) (h)(j)				6/20/2019	1/1/2022		250	279

							7,371	7,444	2%
Hub Acquisition Sub, LLC (dba Hub Pen)		Promotional products
Second Lien Debt (k)			12.25%/0.00%	3/23/2016	9/23/2021	25,000	24,947	25,000
Common Equity (7,500 units)				3/23/2016			263	1,488

							25,210	26,488	6%
Hunter Defense Technologies Inc.	Aerospace & Defense Manufacturing
First Lien Debt (j)		(L + 7.00%) / (1.00%)	8.94%/0.00%	9/27/2018	3/29/2023	9,246	9,174	9,246	2%

IBH Holdings, LLC (fka Inflexxion, Inc.)		Business Services
Common Equity (150,000 units)				6/20/2018			—	—	0%

K2 Merger Agreement Agent, LLC (fka K2 Industrial Services, Inc.) (n)		Industrial Cleaning & Coatings
Second Lien Debt			0.00%/10.00%	1/28/2019	1/28/2021	2,309	2,309	2,309	1%

The Kyjen Company, LLC (dba Outward Hound)		Consumer Products
Second Lien Debt (k)			12.00%/0.00%	12/8/2017	6/8/2024	15,000	14,948	13,024
Common Equity (765 shares) (j)				12/8/2017			765	609

							15,713	13,633	3%
LNG Indy, LLC (dba Kinetrex Energy)		Oil & Gas Distribution
Second Lien Debt (k)			11.50%/0.00%	12/28/2016	11/12/2021	5,000	4,991	5,000
Common Equity (1,000 units)				12/28/2016			1,000	1,264

							5,991	6,264	2%
Marco Group International OpCo, LLC		Industrial Cleaning & Coatings
Second Lien Debt			10.50%/0.75%	7/21/2017	1/21/2023	12,225	12,192	12,120
Common Equity (960,482 units) (h)(j)				7/21/2017			960	1,063

							13,152	13,183	3%
Mesa Line Services, LLC		Utilities: Services
Second Lien Debt (j)			10.50%/1.75%	11/30/2017	8/1/2024	17,221	17,133	17,221
Common Equity (981 shares) (j)				11/30/2017			1,148	961

							18,281	18,182	4%
Midwest Transit Equipment, Inc.		Transportation services
Warrant (14,384 shares) (j)(m)				6/23/2017			361	1,244
Warrant (9.59% of Junior Subordinated Notes) (j)(q)				6/23/2017			381	467

							742	1,711	0%
NGT Acquisition Holdings, LLC (dba Techniks Industries)		Component Manufacturing
Common Equity (378 units) (j)				5/24/2017			500	155	0%

OMC Investors, LLC (dba Ohio Medical Corporation)		Healthcare Products
Second Lien Debt			12.00%/0.00%	1/15/2016	7/15/2021	10,000	9,972	10,000
Common Equity (5,000 units)				1/15/2016			500	475

							10,472	10,475	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Variable Index Spread / Floor (d)	Rate (e) Cash/PIK	Investment Date (f)	Maturity	Principal Amount	Cost	Fair Value (g)	Percent of Net Assets
Palisade Company, LLC	Information Technology Services
Subordinated Debt (j)			11.75%/0.00%	11/15/2018	5/15/2024	$6,500	$6,474	$6,500
Common Equity (100 shares) (j)				11/15/2018			1,000	901

							7,474	7,401	2%
Palmetto Moon, LLC	Retail
First Lien Debt			11.50%/2.50%	11/3/2016	10/31/2021	4,963	4,949	4,963
Common Equity (499 units) (j)				11/3/2016			494	67

							5,443	5,030	1%
Power Grid Components, Inc.	Specialty Distribution
Second Lien Debt (k)			11.00%/1.00%	4/12/2018	12/2/2025	22,207	22,115	22,207
Preferred Equity (392 shares) (j)				4/12/2018			392	459
Preferred Equity (48 shares) (j)				12/2/2019			48	57
Common Equity (10,622 shares) (j)				4/12/2018			462	610

							23,017	23,333	6%
Prime AE Group, Inc.	Business Services
First Lien Debt (j)		(L + 6.25%) / (2.00%)	8.25%/0.00%	11/25/2019	11/25/2024	7,500	7,312	7,312
Preferred Equity (500,000 shares) (j)				11/25/2019			500	500

							7,812	7,812	2%
Pugh Lubricants, LLC	Specialty Distribution
Second Lien Debt (k)			12.25%/0.00%	11/10/2016	5/10/2022	23,581	23,521	23,581
Common Equity (6,125 units) (h)(j)				11/10/2016			576	1,199

							24,097	24,780	6%
Revenue Management Solutions, LLC	Information Technology Services
Common Equity (2,250,000 shares)				1/4/2017			2,250	5,120	1%

Rhino Assembly Company, LLC	Specialty Distribution
Second Lien Debt (k)			12.00%/1.00%	8/11/2017	2/11/2023	11,440	11,402	10,101
Delayed Draw Commitment ($875 commitment) (i)(j)			12.00%/1.00%	8/11/2017	5/17/2022	—	—	—
Preferred Equity (8,864 units) (h)(j)				8/11/2017			944	499

							12,346	10,600	3%
Road Safety Services, Inc.	Business Services
Second Lien Debt			11.25%/1.50%	9/18/2018	3/18/2024	10,222	10,185	10,222
Common Equity (655 units)				9/18/2018			621	680

							10,806	10,902	3%
Rohrer Corporation	Packaging
Subordinated Debt (j)			10.50%/1.00%	10/1/2018	4/1/2024	13,875	13,822	13,875
Common Equity (400 shares)				7/18/2016			780	1,256

							14,602	15,131	4%
SES Investors, LLC (dba SES Foam)	Building Products Manufacturing
Second Lien Debt			13.00%/0.00%	9/8/2016	12/29/2020	3,095	3,082	3,095
Common Equity (6,000 units) (h)(j)				9/8/2016			567	856

							3,649	3,951	1%
Software Technology, LLC	Information Technology Services
Subordinated Debt (k)			11.00%/0.00%	12/23/2016	6/23/2023	10,000	9,972	10,000
Common Equity (12 shares)				12/23/2016			1,291	1,578

							11,263	11,578	3%
Specialized Elevator Services Holdings, LLC	Business Services
First Lien Debt (j)(y)		(L + 5.25%) / (2.00%)	7.25%/0.00%	5/7/2019	5/3/2024	7,080	6,985	7,080
Common Equity (500 units) (j)				5/8/2019			500	554

							7,485	7,634	2%
SpendMend LLC	Business Services
Second Lien Debt (k)			11.00%/1.00%	1/8/2018	7/8/2023	10,491	10,456	10,491
Common Equity (1,000,000 units)				1/8/2018			1,000	1,400

							11,456	11,891	3%
TransGo, LLC	Component Manufacturing
Common Equity (1,000 units)				2/28/2017			998	1,005	0%

The Tranzonic Companies	Specialty Distribution
Subordinated Debt (j)			10.00%/1.50%	3/27/2018	3/27/2025	6,922	6,870	6,922
Preferred Equity (5,653 units) (j)				3/27/2018			565	663
Common Equity (1 units) (j)				3/27/2018			—	26

							7,435	7,611	2%
UBEO, LLC	Business Services
Subordinated Debt (j)			11.00%/0.00%	4/3/2018	10/3/2024	13,893	13,792	13,645
Common Equity (705,000 units) (h)(j)				4/3/2018			705	811

							14,497	14,456	4%
United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)(j)				4/1/2012			1,008	24
Warrant (57,469 units) (m)				3/5/2012			566	20

							1,574	44	0%
Vanguard Dealer Services, LLC.(n)	Business Services
Common Equity (6,000 units)				7/30/2015			—	22
Common Equity (2,380 units) (j)				2/2/2018			—	9

							—	31	0%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Variable Index Spread / Floor (d)	Rate (e) Cash/PIK	Investment Date (f)	Maturity	Principal Amount	Cost	Fair Value (g)	Percent of Net Assets
Virginia Tile Company, LLC	Specialty Distribution
Second Lien Debt (k)			12.25%/0.00%	12/19/2014	4/7/2022	$12,000	$11,989	$12,000
Common Equity (17 units)				12/19/2014			342	860

							12,331	12,860	3%
Wheel Pros, Inc.	Specialty Distribution
Second Lien Debt (j)		(L + 8.50%) / (0.00%)	10.30%/0.00%	5/17/2019	4/4/2026	20,000	19,818	20,000
Preferred Equity (694,444 units)(j)				5/15/2019			1,500	1,781

							21,318	21,781	5%
Worldwide Express Operations, LLC	Transportation services
Second Lien Debt (j)		(L + 8.00%) / (1.00%)	9.90%/0.00%	2/27/2017	2/3/2025	20,000	19,740	20,000
Common Equity (4,000 units) (h)(j)				2/27/2017			2,956	4,452

							22,696	24,452	6%

Total Non-control/Non-affiliate Investments							$620,453	$623,544	151%

Total Investments							$704,499	$766,919	186%

(a)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(b)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(c)	All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.
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

The Company provides customized debt and equity financing solutions to lower middle-market companies, and may make investments directly or through its two wholly-owned investment company subsidiaries, Fidus Mezzanine Capital II, L.P. (“Fund II”) and Fidus Mezzanine Capital III, L.P. (“Fund III”) (collectively, Fund II and Fund III are referred to as the “Funds”). The Funds are licensed by the U.S. Small Business Administration (the “SBA”) as small business investment companies (“SBIC”). The SBIC licenses allow the Funds to obtain leverage by issuing SBA-guaranteed debentures (“SBA debentures”), subject to the issuance of leverage commitments by the SBA and other customary procedures. As SBICs, the Funds are subject to a variety of regulations and oversight by the SBA under the Small Business Investment Act of 1958, as amended (the “SBIC Act”), concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments.

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

The Company pays a quarterly base management fee and an incentive fee to Fidus Investment Advisors, LLC, our investment advisor (the “Investment Advisor” or “Fidus Investment Advisors”) under an investment advisory agreement (the “Investment Advisory Agreement”).

Note 2. Significant Accounting Policies

Basis of presentation: The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) pursuant to the requirements for reporting on Form 10-Q, Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies (“ASC 946”), and Articles 6 or 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. The current period’s results of operation are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits included in the income tax provision, if any. There were no material uncertain income tax positions at June 30, 2020 and December 31, 2019. The Company’s tax returns are generally subject to examination by U.S. federal and most state tax authorities for a period of three years from the date the respective returns are filed, and, accordingly, the Company’s 2016 through 2019 tax years remain subject to examination.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Earnings and net asset value per share: The earnings per share calculations for the three and six months ended June 30, 2020 and 2019, are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Stock Repurchase Program: The Company has an open market stock repurchase program (the “Stock Repurchase Program”) under which the Company may acquire up to $5,000 of its outstanding common stock. Under the Stock Repurchase Program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by the Company’s management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 29, 2019, the Board extended the Stock Repurchase Program through December 31, 2020, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require the Company to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. During the three and six months ended June 30, 2020, the Company repurchased zero and 25,719 shares of common stock on the open market for zero and $268, respectively. The Company did not make any repurchases of common stock during the three and six months ended June 30, 2019, respectively. Refer to Note 8 for additional information concerning stock repurchases.

Recent accounting pronouncements:

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Changes to the Disclosure Requirements for Fair Value Measurement, which is intended to improve fair value disclosure requirements by removing disclosures that are not cost-beneficial, clarifying disclosures’ specific requirements, and adding relevant disclosure requirements. The guidance is effective for annual and interim reporting periods beginning after December 15, 2019. The Company adopted the ASU effective January 1, 2020. No significant changes to the fair value disclosures were necessary in the notes to the consolidated financial statements in order to comply with ASU 2018-13.

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is evaluating the potential impact that the adoption of ASU 2020-04 will have on the Company’s consolidated financial statements.

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

As of June 30, 2020, the Company had active investments in 64 portfolio companies and residual investments in three portfolio companies that have sold their underlying operations. The aggregate fair value of the total portfolio was $732,620 and the weighted average effective yield on the Company’s debt investments was 12.0% as of such date. As of June 30, 2020, the Company held equity investments in 89.6% of its portfolio companies and the weighted average fully diluted equity ownership in those portfolio companies was 4.7%. The weighted average fully diluted equity ownership was computed using the fully diluted equity ownership for equity investments (including warrants) at cost as of June 30, 2020.

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

The weighted average yield of the Company’s debt investments is not the same as a return on investment for its stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of all of the Company’s and its subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of June 30, 2020 and December 31, 2019, including accretion of OID and debt investment origination fees, but excluding investments on non-accrual status, if any.

Purchases of debt and equity investments for the six months ended June 30, 2020 and 2019 totaled $85,097 and $128,460, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the six months ended June 30, 2020 and 2019 totaled $76,315 and $75,320, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	June 30, 2020		December 31, 2019		June 30, 2020		December 31, 2019
Second Lien Debt	$366,536	50.0%	$383,077	49.9%	$402,553	53.9%	$392,196	55.7%
Subordinated Debt	151,636	20.7	140,843	18.4	152,717	20.5	140,670	20.0
First Lien Debt	139,690	19.1	108,327	14.1	140,971	18.9	107,718	15.3
Equity	72,306	9.9	126,564	16.5	46,862	6.3	58,091	8.2
Warrants	2,452	0.3	8,108	1.1	3,195	0.4	5,824	0.8
Royalty Rights	—	—	—	—	—	—	—	—

Total	$732,620	100.0%	$766,919	100.0%	$746,298	100.0%	$704,499	100.0%

All investments made by the Company as of June 30, 2020 and December 31, 2019 were made in portfolio companies headquartered in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	June 30, 2020		December 31, 2019		June 30, 2020		December 31, 2019
Midwest	$211,071	28.8%	$208,248	27.1%	$196,238	26.3%	$181,353	25.7%
Southeast	148,653	20.3	159,959	20.9	141,265	18.9	138,142	19.6
Northeast	148,532	20.3	154,713	20.2	154,343	20.7	142,054	20.2
West	83,793	11.4	76,251	9.9	88,552	11.9	76,587	10.9
Southwest	140,571	19.2	167,748	21.9	165,900	22.2	166,363	23.6

Total	$732,620	100.0%	$766,919	100.0%	$746,298	100.0%	$704,499	100.0%

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The following table shows portfolio composition by type and by geographic region at fair value as a percentage of net assets.

By Type			By Geographic Region
	June 30, 2020	December 31, 2019		June 30, 2020	December 31, 2019
Second Lien Debt	97.5%	92.8%	Midwest	56.1%	50.5%
Subordinated Debt	40.3	34.2	Southeast	39.5	38.8
First Lien Debt	37.1	26.3	Northeast	39.5	37.5
Equity	19.2	30.7	West	22.3	18.5
Warrants	0.7	2.0	Southwest	37.4	40.7
Royalty Rights	—	—

Total	194.8%	186.0%	Total	194.8%	186.0%

As of June 30, 2020 and December 31, 2019, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio on a fair value or cost basis.

As of June 30, 2020 and December 31, 2019, the Company had debt investments in two and one portfolio companies on non-accrual status, respectively:

	June 30, 2020				December 31, 2019
Portfolio Company	Fair Value		Cost		Fair Value		Cost
Accent Food Services, LLC	$16,134		$35,328		$33,067		$35,327
Mirage Trailers LLC	5,258	(1)	6,300	(1)	—	(2)	—	(2)

Total	$21,392		$41,628		$33,067		$35,327

(1)	Portfolio company was on PIK-only on non-accrual status at period end, meaning the Company has ceased recognizing PIK interest income on the investment.
(2)	Portfolio company debt investments were not on non-accrual status at period end.

Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of control and affiliate investments as of December 31, 2019 and any additions and reductions made to such investments during the six months ended June 30, 2020, the ending fair value as of June 30, 2020, and the total investment income earned on such investments during the period.

						Six Months Ended June 30, 2020
Portfolio Company (1)	June 30, 2020 Principal Amount -Debt Investments	December 31, 2019 Fair Value	Gross Additions (2)	Gross Reductions (3)	June 30, 2020 Fair Value	Net Realized Gains (Losses) (4)	Net Change in Unrealized Appreciation (Depreciation)	Interest Income	Payment-in- kind Interest Income	Dividend Income	Fee Income
Control Investments
FDS Avionics Corp. (dba Flight Display Systems)	$4,894	$5,403	$215	$(1,534)	$4,084	$—	$(1,534)	$146	$214	$—	$—
US GreenFiber, LLC	20,815	16,417	1,657	(229)	17,845	—	(230)	735	656	—	—

Total Control Investments	$25,709	$21,820	$1,872	$(1,763)	$21,929	$—	$(1,764)	$881	$870	$—	$—

Affiliate Investments
FAR Research Inc.	$—	$28	$—	$—	$28	$—	$—	$—	$—	$—	$—
Fiber Materials, Inc.	—	10,449	9,769	(20,218)	—	9,769	(9,804)	—	—	—	—
Medsurant Holdings, LLC	8,031	16,980	1,719	(8,177)	10,522	1,714	(2,739)	592	—	—	66
Microbiology Research Associates, Inc.(5)	—	11,611	21	(11,632)	—	—	(752)	84	11	—	—
Mirage Trailers LLC	6,250	7,218	51	(2,011)	5,258	—	(2,010)	349	—	2	—
Pfanstiehl, Inc.	6,208	32,822	12,814	(22,189)	23,447	12,812	(8,951)	326	—	106	—
Pinnergy, Ltd.	—	32,978	—	(11,571)	21,407	—	(11,571)	—	—	—	—
Steward Holding LLC (dba Steward Advanced Materials)	7,725	9,469	435	—	9,904	—	374	463	58	—	—

Total Affiliate Investments	$28,214	$121,555	$24,809	$(75,798)	$70,566	$24,295	$(35,453)	$1,814	$69	$108	$66

(1)	The investment type, industry, ownership detail for equity investments, and if the investment is income producing is disclosed in the consolidated schedule of investments.
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

(5)	Portfolio company was transferred to Non-control/Non-affiliate investments from Affiliate investments during the six months ended June 30, 2020.

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

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the six months ended June 30, 2020 and 2019.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the six months ended June 30, 2020 and 2019:

	Second Lien	Subordinated	First Lien			Royalty
	Debt	Debt	Debt	Equity	Warrants	Rights	Total
Balance, December 31, 2018	$366,517	$104,225	$51,790	$106,707	$13,743	$—	$642,982
Net realized gains (losses) on investments	—	—	—	(1,702)	—	—	(1,702)
Net change in unrealized appreciation (depreciation) on investments	(1,990)	1,445	(12,652)	12,807	(2,094)	—	(2,484)
Purchase of investments	35,599	47,743	39,215	5,903	—	—	128,460
Proceeds from sales and repayments of investments	(35,194)	(26,689)	(12,359)	(1,078)	—	—	(75,320)
Interest and dividend income paid-in-kind	4,838	680	67	—	—	—	5,585
Proceeds from loan origination fees	(90)	(327)	(429)	—	—	—	(846)
Accretion of loan origination fees	297	162	106	2	—	—	567
Accretion of original issue discount	19	—	11	—	—	—	30

Balance, June 30, 2019	$369,996	$127,239	$65,749	$122,639	$11,649	$—	$697,272

Balance, December 31, 2019	$383,077	$140,843	$108,327	$126,564	$8,108	$—	$766,919
Net realized gains (losses) on investments	100	—	(4)	29,624	1,862	—	31,582
Net change in unrealized appreciation (depreciation) on investments	(26,898)	(1,254)	(1,890)	(43,029)	(3,027)	—	(76,098)
Purchase of investments	20,999	13,500	49,239	1,359	—	—	85,097
Proceeds from sales and repayments of investments	(12,780)	(1,567)	(15,263)	(42,214)	(4,491)	—	(76,315)
Interest and dividend income paid-in-kind	1,918	273	71	—	—	—	2,262
Proceeds from loan origination fees	(158)	(250)	(1,036)	—	—	—	(1,444)
Accretion of loan origination fees	247	91	174	2	—	—	514
Accretion of original issue discount	31	—	72	—	—	—	103

Balance, June 30, 2020	$366,536	$151,636	$139,690	$72,306	$2,452	$—	$732,620

Net change in unrealized (depreciation) of $(1,508) and $(75,441) for the three and six months ended June 30, 2020, respectively, was attributable to Level 3 investments held at June 30, 2020. Net change in unrealized (depreciation) of $(6,335) and $(4,840) for the three and six months ended June 30, 2019 was attributable to Level 3 investments held at June 30, 2019.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of June 30, 2020 and December 31, 2019. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at	Valuation	Unobservable	Range
	June 30, 2020	Techniques	Inputs	(weighted average)(1)
Debt investments:
Second Lien Debt	$325,265	Discounted cash flow	Weighted average cost of capital	9.7% - 26.4% (14.6%)
	39,237	Enterprise value	EBITDA multiples	4.5x - 9.1x (6.7x)
	2,034	Enterprise value	Asset Coverage	1.3x - 1.3x (1.3x)
Subordinated Debt	151,636	Discounted cash flow	Weighted average cost of capital	10.9% - 15.7% (11.9%)
First Lien Debt	128,383	Discounted cash flow	Weighted average cost of capital	7.6% - 15.1% (12.2%)
	7,165	Enterprise value	Revenue multiples	4.4x - 4.4x (4.4x)
	4,142	Enterprise value	EBITDA multiples	4.0x - 4.0x (4.0x)
Equity investments:
Equity	72,042	Enterprise value	EBITDA multiples	3.3x - 14.5x (7.1x)
	264	Enterprise value	Revenue multiples	1.1x - 4.4x (4.4x)
Warrants	2,452	Enterprise value	EBITDA multiples	4.0x - 6.0x (5.7x)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Debt investments:	Fair Value at December 31, 2019	Valuation Techniques	Unobservable Inputs	Range (weighted average)(1)
Second Lien Debt	$364,351	Discounted cash flow	Weighted average cost of capital	10.3% - 18.2% (13.2%)
	16,417	Enterprise value	EBITDA multiples	5.3x - 5.3x (5.3x)
	2,309	Enterprise value	Asset Coverage	1.2x - 1.2x (1.2x)
Subordinated Debt	140,843	Discounted cash flow	Weighted average cost of capital	10.9% - 21.6% (12.0%)
First Lien Debt	101,162	Discounted cash flow	Weighted average cost of capital	8.4% - 14.8% (11.8%)
	7,165	Enterprise value	Revenue multiples	4.4x - 4.4x (4.4x)
Equity investments:
Equity	125,370	Enterprise value	EBITDA multiples	3.5x - 20.7x (8.5x)
	1,194	Enterprise value	Revenue multiples	1.2x - 4.4x (2.0x)
Warrants	8,108	Enterprise value	EBITDA multiples	4.0x - 7.0x (6.6x)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

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

The following tables summarize the carrying value and fair value of the Company’s debt obligations as of June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
SBA debentures (2)	$156,500	$156,500	$157,500	$157,500
Credit Facility borrowings (3)	43,000	43,000	25,000	25,000
2023 Notes (4)	50,000	48,100	50,000	51,900
February 2024 Notes (4)	69,000	64,170	69,000	72,422
November 2024 Notes (4)	63,250	56,293	63,250	65,148

Total	$381,750	$368,063	$364,750	$371,970

(1)	Carrying value represents the outstanding principal balance of the debt obligation.
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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The following table summarizes the inputs used to value the Company’s debt obligations if measured at fair value as of June 30, 2020 and December 31, 2019.

	Fair Value
Valuation Inputs	June 30, 2020	December 31, 2019
Level 1	$168,563	$189,470
Level 2	—	—
Level 3	199,500	182,500

Total	$368,063	$371,970

Note 5. Related Party Transactions

Investment Advisory Agreement: The Company has entered into an Investment Advisory Agreement with the Investment Advisor. On June 4, 2020, the Board approved the renewal of the Investment Advisory Agreement through June 20, 2021. Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Board, the Investment Advisor provides investment advisory services to the Company. For providing these services, the Investment Advisor receives a fee, consisting of two components — a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement was $3,193 and $6,465 for the three and six months ended June 30, 2020, respectively and $3,016 and $5,887, for the three and six months ended June 30, 2019, respectively. As of June 30, 2020 and December 31, 2019, the base management fee payable was $3,193 and $3,334, respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee was $2,113 and $3,968, for the three and six months ended June 30, 2020, respectively, and $1,299 and $3,784, for the three and six months ended June 30, 2019, respectively. The Investment Advisor, in consultation with the Board, agreed to voluntarily waive $423 of the income incentive fee for the three and six months ended June 30, 2020. There was no income incentive fee waiver for the three and six months ended June 30, 2019. As of June 30, 2020 and December 31, 2019, the income incentive fee payable (net of the income incentive fee waiver) was $1,690 and $1,497, respectively.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid in cash to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and losses since the Formation Transactions (realized capital gains and losses include realized gains and losses on investments, net of income tax provision from realized gains on investments, and realized losses on extinguishment of debt), and the aggregate unrealized capital depreciation on investments as of the date of the calculation. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains on investments, less cumulative aggregate realized capital losses on investments, less aggregate unrealized capital depreciation on investments, and less cumulative aggregate realized losses on extinguishment of debt. If this number is positive at the end of such year, then the capital gains incentive fee to be paid in cash for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of June 30, 2020 and December 31, 2019, the capital gains incentive fee payable in cash was $0 (as cumulative aggregate realized capital gains and losses on investments plus aggregate unrealized capital depreciation on investments plus realized losses on extinguishment of debt was negative as of each period). The aggregate amount of capital gains incentive fees paid from the IPO through June 30, 2020 was $348.

In addition, the Company accrues, but does not pay in cash, a capital gains incentive fee in connection with any unrealized capital appreciation on investments, as applicable. If, on a cumulative basis, the sum of (i) net realized gains/(losses) on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of (i) net realized gains/(losses) on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt. The capital gains incentive fee accrued (reversed) during the three and six months ended June 30, 2020 was $(263) and $(9,141), respectively, and $(1,289) and $(934) for the three and six months ended June 30, 2019, respectively. As of June 30, 2020 and December 31, 2019, the accrued capital gains incentive fee payable was $3,574 and $12,715, respectively.

Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect from year to year if approved annually by the Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of the directors who are not “interested persons” of the Company, as such term is defined under Section 2(a)(19) of the 1940 Act (the “Independent Directors”). The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Investment Advisor and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The holders of a majority of the Company’s outstanding voting securities may also terminate the Investment Advisory Agreement without penalty.

Administration Agreement: The Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 4, 2020, the Board approved the renewal of the Administration Agreement through June 20, 2021. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides clerical, bookkeeping, and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies to which the Company is required to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies, including “dead deal” expenses. Under the Administration Agreement, administrative service expenses for the three and six months ended June 30, 2020 were $364 and $830, respectively, and $378 and $777 for the three and six months ended June 30, 2019. As of June 30, 2020 and December 31, 2019, the accrued administrative service expense was $506 and $528, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Fidus Equity Fund I, L.P.: On February 25, 2020, the Company entered into a Limited Partnership Agreement (the “Agreement”) with Fidus Equity Fund I, L.P. (“FEF I”). Pursuant to the Agreement, the Company will serve as the General Partner of FEF I. Owned by third-party investors, FEF I was formed to purchase 50% of select equity investments from the Company. On February 25, 2020, the Company sold 50% of its equity investments in 20 portfolio companies to FEF I and received net proceeds of $35,903, resulting in a realized gain, net of estimated taxes, of $20,404. The Company will not receive any fees from FEF I for any services provided in its capacity as the General Partner of FEF I.

Note 6. Debt

Revolving Credit Facility: On June 16, 2014, FIC entered into a senior secured revolving credit agreement (the “Credit Facility”) with ING Capital LLC (“ING”), as the administrative agent, collateral agent, and lender. The Credit Facility is secured by certain portfolio investments held by the Company, but portfolio investments held by the Funds are not collateral for the Credit Facility. On April 24, 2019, the Company entered into an Amended & Restated Senior Secured Revolving Credit Agreement (the “Amended Credit Agreement”) among the Company, as borrower, the lenders party thereto, and ING Capital LLC, as administrative agent. The Amended Credit Agreement amends, restates, and replaces the Credit Facility. On June 26, 2020, the Company amended the Amended Credit Agreement, however the material terms were unchanged. Among other revisions, the amendment to the Amended Credit Agreement modifies certain covenants therein, including to amend the minimum consolidated interest coverage ratio to be 2.25 to 1.00 for the four quarter period ending on June 30, 2020, 2.00 to 1.00 for the four quarter periods ending on each of September 30, 2020 and December 31, 2020, and 1.75 to 1.00 for each four quarter period ending at the end of each quarter thereafter.

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

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of June 30, 2020 and December 31, 2019, the Company was in compliance in all material respect with the terms of the Credit Facility.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs; such debentures have 10-year terms with the entire principal balance due at maturity and are guaranteed by the SBA. Interest on SBA debentures is payable semi-annually on March 1 and September 1. As of June 30, 2020 and December 31, 2019, approved and unused SBA debenture commitments were $11,500 and $17,500, respectively. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

As of June 30, 2020 and December 31, 2019, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling Date (1)	Maturity Date	Fixed Interest Rate	June 30, 2020	December 31, 2019
9/24/2014	9/1/2024	3.775%	$—	$1,000
3/25/2015	3/1/2025	3.277	22,500	22,500
9/23/2015	9/1/2025	3.571	16,700	16,700
3/23/2016	3/1/2026	3.267	1,500	1,500
3/23/2016	3/1/2026	3.249	21,800	21,800
9/21/2016	9/1/2026	2.793	500	500
3/29/2017	3/1/2027	3.587	10,000	10,000
9/20/2017	9/1/2027	3.260	1,000	1,000
9/20/2017	9/1/2027	3.190	33,000	33,000
3/21/2018	3/1/2028	3.859	16,000	16,000
3/21/2018	3/1/2028	3.534	10,500	15,500
9/19/2018	9/1/2028	3.895	9,500	9,500
9/19/2018	9/1/2028	4.220	—	1,000
9/25/2019	9/1/2029	2.377	7,500	7,500
3/25/2020	3/1/2030	2.172	6,000	—

Total outstanding SBA debentures			$156,500	$157,500

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.

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

As of June 30, 2020, the aggregate amount outstanding of the senior securities issued by the Company was $225,250, for which our asset coverage was 267.0%. The SBA-guaranteed debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC effective June 30, 2014. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

Interest and Financing Expenses

Interest and fees related to the Company’s debt for the three and six months ended June 30, 2020 and 2019 which are included in interest and financing expenses on the consolidated statements of operations, were as follows:

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
	SBA debentures	Credit Facility	Public Notes	Total	SBA debentures	Credit Facility	Public Notes	Total
Stated interest expense	$1,301	$395	$2,619	$4,315	$1,438	$402	$1,769	$3,609
Amortization of deferred financing costs	139	83	326	548	150	75	218	443

Total interest and financing expenses	$1,440	$478	$2,945	$4,863	$1,588	$477	$1,987	$4,052

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
	SBA debentures	Credit Facility	Public Notes	Total	SBA debentures	Credit Facility	Public Notes	Total
Stated interest expense	$2,633	$854	$5,238	$8,725	$2,960	$875	$3,083	$6,918
Amortization of deferred financing costs	280	166	652	1,098	309	167	382	858

Total interest and financing expenses	$2,913	$1,020	$5,890	$9,823	$3,269	$1,042	$3,465	$7,776

Weighted average stated interest rate, period end	3.333%	3.315%	5.749%	4.484%	3.369%	5.438%	5.947%	4.519%
Unused commitment fee rate, period end	N/A	0.500%	N/A	0.500%	N/A	0.695%	N/A	0.695%

Realized Losses on Extinguishment of Debt

During the six months ended June 30, 2020 and 2019, the Company prepaid $7,000 and $19,750 of SBA debentures, respectively, which were scheduled to mature on dates ranging from 2024 to 2028 and 2021 to 2025, respectively. As a result of the prepayments, the Company recognized realized losses on extinguishment of debt of $125 and $189, respectively, equal to the write-off of the related unamortized deferred financing costs, during the six months ended June 30, 2020 and 2019.

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations, using the effective interest method, over the term of the respective financing instrument. Deferred financing costs related to the Credit Facility, SBA debentures, and Public Notes as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020				December 31, 2019
	SBA debentures	Credit Facility	Public Notes	Total	SBA debentures	Credit Facility	Public Notes	Total
SBA debenture commitment fees	$1,750	$—	$—	$1,750	$1,750	$—	$—	$1,750
SBA debenture leverage fees	3,966	—	—	3,966	3,820	—	—	3,820
Credit Facility upfront fees	—	3,244	—	3,244	—	2,894	—	2,894
Public Notes underwriting discounts	—	—	5,468	5,468	—	—	5,468	5,468
Public Notes debt issue costs	—	—	1,147	1,147	—	—	1,147	1,147

Total deferred financing costs	5,716	3,244	6,615	15,575	5,570	2,894	6,615	15,079
Less: accumulated amortization	(2,277)	(1,959)	(1,918)	(6,154)	(1,872)	(1,793)	(1,266)	(4,931)

Unamortized deferred financing costs	$3,439	$1,285	$4,697	$9,421	$3,698	$1,101	$5,349	$10,148

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures, Credit Facility and Public Notes liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of June 30, 2020 and December 31, 2019:

	June 30, 2020				December 31, 2019
	SBA debentures	Credit Facility	Public Notes	Total	SBA debentures	Credit Facility	Public Notes	Total
Outstanding debt	$156,500	$43,000	$182,250	$381,750	$157,500	$25,000	$182,250	$364,750
Less: unamortized deferred financing costs	(3,439)	(1,285)	(4,697)	(9,421)	(3,698)	(1,101)	(5,349)	(10,148)

Debt, net of deferred financing costs	$153,061	$41,715	$177,553	$372,329	$153,802	$23,899	$176,901	$354,602

As of June 30, 2020, the Company’s debt liabilities are scheduled to mature as follows (1):

Year	SBA debentures	Credit Facility	Public Notes	Total
2020	$—	$—	$—	$—
2021	—	—	—	—
2022	—	—	—	—
2023	—	43,000	50,000	93,000
2024	—	—	132,250	132,250
Thereafter	156,500	—	—	156,500

Total	$156,500	$43,000	$182,250	$381,750

(1)

The table above presents scheduled maturities of the Company’s outstanding debt liabilities as of a point in time pursuant to the terms of those instruments. The timing of actual repayments of outstanding debt liabilities may not ultimately correspond with the scheduled maturity dates depending on the terms of the underlying instruments and the potential for earlier prepayments.

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to portfolio companies to fund various undrawn revolving loans, other debt investments and capital commitments totaling $4,857 and $4,757 as of June 30, 2020 and December 31, 2019, respectively. Such outstanding commitments are summarized in the following table:

	June 30, 2020				December 31, 2019
Portfolio Company - Investment	Total Commitment		Unfunded Commitment		Total Commitment		Unfunded Commitment
Combined Systems, Inc. - Revolving Loan	$4,000		$100		$—		$—
FDS Avionics Corp. (dba Flight Display Systems) - Revolving Loan	250		30		250		30
French Transit, LLC - Revolving Loan	1,000		1,000		1,000		1,000
Rhino Assembly Company, LLC - Delayed Draw Commitment	875		875		875		875
Safety Products Group, LLC - Common Equity (Units)	2,852	(1)	2,852	(1)	2,852	(1)	2,852	(1)

Total	$8,977		$4,857		$4,977		$4,757

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

Common Stock ATM Program

On August 21, 2014, the Company entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which the Company could sell, by means of at-the-market offerings from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50,000 (the “ATM Program”). There were no issuances of common stock under the ATM program during the last two fiscal years and for the six months ended June 30, 2020.

Stock Repurchase Program

As described in Note 2, the Company has a Stock Repurchase Program under which the Company may acquire up to $5,000 of its outstanding common stock. During the three and six months ended June 30, 2020, the Company repurchased 0 and 25,719 shares of common stock, respectively, on the open market for zero and $268, respectively. The Company did not make any repurchases of common stock during the three and six months ended June 30, 2019. The Company’s NAV per share increased by approximately zero and $0.01 for the three and six months ended June 30, 2020, as a result of the share repurchases. The following table summarizes the Company’s share repurchases under the Stock Repurchase Program for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
Repurchases of Common Stock	2020	2019	2020	2019
Number of shares repurchased	—	—	25,719	—
Cost of shares repurchased, including commissions	$—	$—	$268	$—
Weighted average price per share	$—	$—	$10.37	$—
Net asset value per share at prior quarter end	$—	$—	$16.85	$—
Weighted average discount to net asset value at quarter end prior to repurchases	N/A	N/A	38.5%	N/A

Refer to Note 9 for additional information regarding the issuance of shares under the DRIP.

The Company had 24,437,400 and 24,463,119 shares of common stock outstanding as of June 30, 2020 and December 31, 2019, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the last two fiscal years and for the six months ended June 30, 2020.

Date	Record	Payment	Amount	Total	Cash	DRIP Shares		DRIP		DRIP Share
Declared	Date	Date	Per Share	Distribution	Distribution	Value		Shares		Issue Price
Fiscal Year Ended December 31, 2018:
2/13/2018	3/9/2018	3/23/2018	$0.39	$9,558	$9,558	$—	(2)	—	(2)	—
4/30/2018	6/8/2018	6/22/2018	0.39	9,541	9,541	—	(2)	—	(2)	—
7/30/2018	9/7/2018	9/21/2018	0.39	9,540	9,540	—	(2)	—	(2)	—
10/30/2018	12/7/2018	12/21/2018	0.39	9,541	9,541	—	(2)	—	(2)	—
10/30/2018(1)	12/7/2018	12/21/2018	0.04	978	978	—	(2)	—	(2)	—

			$1.60	$39,158	$39,158	$—		—

Fiscal Year Ended December 31, 2019:
1/31/2019	3/8/2019	3/22/2019	$0.39	$9,541	$9,541	$—	(2)	—	(2)	—
4/29/2019	6/7/2019	6/21/2019	0.39	9,540	9,540	—	(2)	—	(2)	—
7/29/2019	9/6/2019	9/20/2019	0.39	9,541	9,541	—	(2)	—	(2)	—
10/29/2019	12/6/2019	12/20/2019	0.39	9,541	9,541	—	(2)	—	(2)	—
10/29/2019(1)	12/6/2019	12/20/2019	0.04	978	978	—	(2)	—	(2)	—

			$1.60	$39,141	$39,141	$—		—

Six Months Ended June 30, 2020:
2/14/2020	3/13/2020	3/27/2020	$0.39	$9,537	$9,537	$—	(2)	—	(2)	—
4/29/2020	6/12/2020	6/26/2020	0.30	7,331	7,331	—	(2)	—	(2)	—

			$0.69	$16,868	$16,868	$—		—

(1)	Special dividend.
(2)

During the six months ended June 30, 2020 and the years ended December 31, 2019 and 2018, the Company directed the DRIP program plan administrator to repurchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock in lieu of issuing new shares. Accordingly, the Company purchased and reissued shares to satisfy the DRIP obligation as follows:

Fiscal Year Ended December 31, 2018:	Number of Shares Purchased and Reissued	Average Price Paid Per Share	Total Amount Paid
January 1, 2018 through March 31, 2018	16,503	$12.97	$214
April 1, 2018 through June 30, 2018	16,216	14.48	235
July 1, 2018 through September 30, 2018	16,207	14.83	240
October 1, 2018 through December 31, 2018	29,152	11.85	346

Total	78,078	$13.25	$1,035

Fiscal Year Ended December 31, 2019:	Number of Shares Purchased and Reissued	Average Price Paid Per Share	Total Amount Paid
January 1, 2019 through March 31, 2019	21,855	$15.25	$333
April 1, 2019 through June 30, 2019	14,067	16.23	228
July 1, 2019 through September 30, 2019	15,289	15.35	235
October 1, 2019 through December 31, 2019	17,525	15.27	268

Total	68,736	$15.48	$1,064

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Six Months Ended June 30, 2020:	Number of Shares Purchased and Reissued	Average Price Paid Per Share	Total Amount Paid
January 1, 2020 through March 31, 2020	31,586	$7.58	$239
April 1, 2020 through June 30, 2020	21,904	9.04	198

Total	53,490	$8.18	$437

Note 10. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Per share data:
Net asset value at beginning of period	$16.85	$16.47
Net investment income (1)	1.09	0.79
Net realized gain (loss) on investments, net of tax (provision) (1)	1.25	(0.08)
Net unrealized appreciation (depreciation) on investments (1)	(3.11)	(0.10)
Realized losses on extinguishment of debt (1)	(0.01)	(0.01)

Total increase from investment operations (1)	(0.78)	0.60
Accretive (dilutive) effect of share issuances and repurchases	0.01	—
Dividends to stockholders	(0.69)	(0.78)
Other (2)	—	—

Net asset value at end of period	$15.39	$16.29

Market value at end of period	$9.07	$15.95

Shares outstanding at end of period	24,437,400	24,463,119
Weighted average shares outstanding during the period	24,447,517	24,463,119
Net assets at end of period	$376,176	$398,478
Average net assets (7)	$388,007	$402,093
Ratios to average net assets:
Total expenses (3)(5)(12)	7.1%	9.5%
Net investment income (3)(6)	13.7%	9.6%
Total return based on market value (4)	(33.5%)	40.7%
Total return based on net asset value (9)	(4.6%)	3.6%
Portfolio turnover ratio (10)	20.6%	22.4%
Supplemental Data:
Average debt outstanding (8)	$373,417	$295,833
Average debt per share (1)	$15.27	$12.09

(1)	Weighted average per share data.
(2)

Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date, or other rounding.

(3)	Annualized with the exception of the Income Incentive Fee Waiver.
(4)

Total return based on market value equals the change in the market value of the Company’s common stock per share during the period divided by the market value per share at the beginning of the period, and assumes reinvestment of dividends at prices obtained by our dividend reinvestment plan during the period. The return does not reflect any sales load that may be paid by an investor.

(5)

The total expenses to average net assets ratio is calculated using the total expenses before income incentive fee waiver caption as presented on the consolidated statements of operations, which includes incentive fee and excludes the income tax provision.

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

(10)	Annualized.
(11)	The ratio of waived incentive fees to average net assets was (0.11%) and zero for the six months ended June 30, 2020 and 2019, respectively.
(12)	The following is a schedule of supplemental expense ratios to average net assets:

	Six Months Ended June 30,
Ratio to average net assets:	2020	2019
Expenses other than incentive fee (3)	9.9%	8.1%
Incentive fee, net of incentive fee waiver (3)(11)	(2.8%)	1.4%

Total expenses (3)(5)	7.1%	9.5%

Note 11. Subsequent Events

On July 2, 2020, the Company exited its debt investment in Hoonuit, LLC. The Company received payment in full of $7,308 on its first lien debt, which includes a prepayment penalty.

On July 24, 2020, we exited our debt and equity investments in Microbiology Research Associates, Inc. We received payment in full of $8,997 on our subordinated debt investment. We sold our common equity investment for a realized gain of approximately $1,366.

On August 3, 2020, the Board declared a regular quarterly dividend of $0.30 per share payable on September 25, 2020 to stockholders of record as of September 11, 2020.

COVID-19

Subsequent to June 30, 2020, the global outbreak of the coronavirus (“COVID-19”) pandemic, and the related effect on the U.S. and global economies, has continued to have adverse consequences for the business operations of some of the Company’s portfolio companies. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, remain uncertain. The operational and financial performance of the issuers of securities in which the Company invests depends on future developments, including the duration and spread of the outbreak, and such uncertainty may in turn adversely affect the value and liquidity of the Company’s investments and negatively impact the Company’s performance.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Fidus Investment Corporation, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects” and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results and the impact of the COVID-19 pandemic thereon;

•	our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;

•	the impact of investments that we expect to make;

•	pandemics or other serious public health events, such as the recent global outbreak of COVID-19;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest and the impact of the COVID-19 pandemic thereon;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financing and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies and the impact of the COVID-19 pandemic thereon; and

•	the ability of the Investment Advisor to locate suitable investments for us and to monitor and administer our investments and the impacts of the COVID-19 pandemic thereon.

These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•

an economic downturn, including as a result of the current COVID-19 pandemic, could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit and/or an inability to access the equity markets, including as a result of the COVID-19 pandemic, could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy;

•

currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than the U.S. dollars; and

•

the risks, uncertainties and other factors we identify in Item 1A. – Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

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

FIC was formed as a Maryland corporation on February 14, 2011. We completed our initial public offering, or IPO, in June 2011. FIC has elected to be treated as business development company, or BDC, under the 1940 Act and our investment activities are managed by Fidus Investment Advisors, our investment advisor, and supervised by the Board, a majority of whom are independent of us. On March 29, 2013, we commenced operations of a wholly-owned subsidiary, Fund II. On April 18, 2018, we commenced operations of another wholly-owned subsidiary, Fund III. Fund II and Fund III are collectively referred to as the “Funds.”

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

COVID-19 Update

On March 11, 2020, the World Health Organization declared the novel coronavirus, or COVID-19, as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has, and continues, to severely impact global economic activity and cause significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Such actions are creating disruption in global supply chains and adversely impacting a number of industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty and risks with respect to the underlying value of the Company’s portfolio companies, the Company’s business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, company decisions to delay, defer and/or modify the character of dividends in order to preserve liquidity, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.

We have evaluated subsequent events from July 1, 2020 through August 6, 2020. However, as the discussion in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the quarter-ended June 30, 2020, the analysis contained herein may not fully account for impacts relating to the COVID-19 pandemic. In that regard, for example, as of June 30, 2020, the Company valued its portfolio investments in conformity with GAAP based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused, any valuations conducted now or in the future in conformity with GAAP could result in a lower fair value of our portfolio. The potential impact to our results going forward will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time.

Investments

We seek to create a diversified investment portfolio that primarily includes debt investments and, to a lesser extent, equity securities. Our investments typically range between $5.0 million to $35.0 million per portfolio company, although this investment size may vary proportionately with the size of our capital base. Our investment objective is to provide attractive risk-adjusted returns by generating both current income from our debt investments and capital appreciation from our equity related investments. We may invest in the equity securities of our portfolio companies, such as preferred stock, common stock, warrants and other equity interests, either directly or in conjunction with our debt investments.

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

Expenses: All investment professionals of the Investment Advisor and/or its affiliates, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses allocable to personnel who provide these services to us, are provided and paid for by the Investment Advisor and not by us. We bear all other out-of-pocket costs and expenses of our operations and transactions, including, without limitation, those relating to:

•	organization;

•	calculating our net asset value (including the cost and expenses of any independent valuation firm);

•

fees and expenses incurred by the Investment Advisor under the Investment Advisory Agreement or payable to third parties, including agents, consultants or other advisors, in monitoring financial and legal affairs for us and in monitoring our investments and performing due diligence on our prospective portfolio companies or otherwise relating to, or associated with, evaluating and making investments, including “dead deal” costs;

•	interest payable on debt, if any, incurred to finance our investments;

•	offerings of our common stock and other securities;

•	investment advisory fees and management fees;

•

administration fees and expenses, if any, payable under the Administration Agreement (including payments under the Administration Agreement between us and the Investment Advisor based upon our allocable portion of the Investment Advisor’s overhead in performing its obligations under the Administration Agreement, including rent and the allocable portion of the cost of our officers, including our chief compliance officer, our chief financial officer, and their respective staffs);

•	transfer agent, dividend agent and custodial fees and expenses;

•	federal and state registration fees;

•	all costs of registration and listing our shares on any securities exchange;

•	U.S. federal, state and local taxes;

•	Independent Directors’ fees and expenses;

•	costs of preparing and filing reports or other documents required by the SEC or other regulators including printing costs;

•	costs of any reports, proxy statements or other notices to stockholders, including printing and mailing costs;

•	our allocable portion of any fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	direct costs and expenses of administration, including printing, mailing, long distance telephone, copying, secretarial and other staff, independent auditors and outside legal costs;

•	proxy voting expenses; and

•	all other expenses reasonably incurred by us or the Investment Advisor in connection with administering our business.

Portfolio Composition, Investment Activity and Yield

During the six months ended June 30, 2020 and 2019, we invested $85.1 million and $128.5 million, respectively, in debt and equity investments including five and nine new portfolio companies, respectively. During the six months ended June 30, 2020 and 2019, we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $76.3 million and $75.3 million, respectively, including exits of one and four portfolio companies, respectively. The following table summarizes investment purchases and sales and repayments of investments by type for the six months ended June 30, 2020 and 2019 (dollars in millions).

	Purchases of Investments				Sales and Repayments of Investments
	Six Months Ended June 30,
	2020		2019		2020		2019
Second Lien Debt	$21.0	24.7%	$35.6	27.7%	$12.8	16.7%	$35.1	46.5%
Subordinated Debt	13.5	15.9	47.8	37.2	1.5	2.0	26.7	35.5
First Lien Debt	49.2	57.8	39.2	30.5	15.3	20.1	12.4	16.5
Equity	1.4	1.6	5.9	4.6	42.2	55.3	1.1	1.5
Warrants	—	—	—	—	4.5	5.9	—	—
Royalty Rights	—	—	—	—	—	—	—	—

Total	$85.1	100.0%	$128.5	100.0%	$76.3	100.0%	$75.3	100.0%

As of June 30, 2020, the fair value of our investment portfolio totaled $732.6 million and consisted of 64 active portfolio companies and three portfolio companies that have sold their underlying operations. As of June 30, 2020, 20 portfolio companies’ debt investments bore interest at a variable rate, which represented $210.3 million, or 32.0%, of our debt investment portfolio on a fair value basis, and the remainder of our debt investment portfolio was comprised of fixed rate investments. Overall, the portfolio had net unrealized depreciation of $(13.7) million as of June 30, 2020. As of June 30, 2020, our average active portfolio company investment at amortized cost was $11.6 million, which excludes investments in the three portfolio companies that have sold their underlying operations.

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

The weighted average yield on debt investments as of both June 30, 2020 and December 31, 2019 was 12.0%. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of June 30, 2020 and December 31, 2019, respectively, including the accretion of OID and debt investment origination fees, but excluding investments on non-accrual status, if any.

The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments (dollars in millions):

	Fair Value				Cost
	June 30, 2020		December 31, 2019		June 30, 2020		December 31, 2019
Second Lien Debt	$366.5	50.0%	$383.1	49.9%	$402.5	53.9%	$392.2	55.7%
Subordinated Debt	151.6	20.7	140.8	18.4	152.7	20.5	140.7	20.0
First Lien Debt	139.7	19.1	108.3	14.1	141.0	18.9	107.7	15.3
Equity	72.3	9.9	126.6	16.5	46.9	6.3	58.1	8.2
Warrants	2.5	0.3	8.1	1.1	3.2	0.4	5.8	0.8
Royalty Rights	—	—	—	—	—	—	—	—

Total	$732.6	100.0%	$766.9	100.0%	$746.3	100.0%	$704.5	100.0%

All investments made by us as of June 30, 2020 and December 31, 2019 were made in portfolio companies headquartered in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	June 30, 2020		December 31, 2019		June 30, 2020		December 31, 2019
Midwest	$211.0	28.8%	$208.2	27.1%	$196.2	26.3%	$181.3	25.7%
Southeast	148.7	20.3	160.0	20.9	141.3	18.9	138.1	19.6
Northeast	148.5	20.3	154.7	20.2	154.3	20.7	142.1	20.2
West	83.8	11.4	76.3	9.9	88.6	11.9	76.6	10.9
Southwest	140.6	19.2	167.7	21.9	165.9	22.2	166.4	23.6

Total	$732.6	100.0%	$766.9	100.0%	$746.3	100.0%	$704.5	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value				Cost
	June 30, 2020		December 31, 2019		June 30, 2020	December 31, 2019
Specialty Distribution	17.5%		16.9%		17.5%	18.3%
Information Technology Services	14.1		11.8		13.3	11.9
Business Services	13.5		12.1		13.5	13.0
Healthcare Products	7.7		8.6		5.2	5.7
Component Manufacturing	7.0		5.2		7.4	6.2
Healthcare Services	4.5		5.6		4.7	5.8
Consumer Products	3.9		2.8		4.0	3.4
Aerospace & Defense Manufacturing	3.5		4.5		3.8	3.8
Retail	3.5		3.8		4.1	4.2
Promotional Products	3.1		3.5		3.4	3.6
Building Products Manufacturing	3.0		2.7		3.4	3.3
Oil & Gas Services	2.9		4.3		0.8	0.8
Transportation Services	2.9		3.4		2.9	3.3
Environmental Industries	2.5		2.4		2.4	2.6
Utilities: Services	2.4		2.4		2.5	2.6
Vending Equipment Manufacturing	2.2		4.3		4.8	5.1
Packaging	2.1		2.0		2.0	2.1
Industrial Cleaning & Coatings	1.6		2.0		1.7	2.2
Oil & Gas Distribution	1.4		0.8		1.4	0.8
Utility Equipment Manufacturing	0.7		0.9		1.1	1.2
Restaurants	0.0	(1)	0.0	(1)	0.1	0.1
Specialty Chemicals	0.0	(1)	0.0	(1)	0.0 (1)	0.0 (1)

Total	100.0%		100.0%		100.0%	100.0%

(1)	Percentage is less than 0.1% of respective total.

Portfolio Asset Quality

In addition to various risk management and monitoring tools, the Investment Advisor uses an internally developed investment rating system to characterize and monitor the credit profile and our expected level of returns on each investment in our portfolio. We use a five-level numeric rating scale. The following is a description of the conditions associated with each investment rating:

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of June 30, 2020 and December 31, 2019 (dollars in millions):

	Fair Value				Cost
Investment Rating	June 30, 2020		December 31, 2019		June 30, 2020		December 31, 2019
1	$88.6	12.0%	$100.1	13.1%	$50.2	6.7%	$29.0	4.2%
2	484.2	66.1	580.5	75.7	484.4	64.9	570.1	80.9
3	143.3	19.6	84.6	11.0	162.7	21.8	96.7	13.7
4	16.5	2.3	1.7	0.2	40.1	5.4	5.8	0.8
5	—	—	—	—	8.9	1.2	2.9	0.4

Total	$732.6	100.0%	$766.9	100.0%	$746.3	100.0%	$704.5	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of June 30, 2020 and December 31, 2019 was 2.1 and 2.0, respectively, on a fair value basis and 2.3 and 2.1, respectively, on a cost basis.

Non-Accrual

As of June 30, 2020 and December 31, 2019, we had debt investments in two and one portfolio companies on non-accrual status, respectively (dollars in millions):

	June 30, 2020				December 31, 2019
Portfolio Company	Fair Value		Cost		Fair Value		Cost
Accent Food Services, LLC	$16.1		$35.3		$33.1		$35.3
Mirage Trailers LLC	5.3	(1)	6.3	(1)	—	(2)	—	(2)

Total	$21.4		$41.6		$33.1		$35.3

(1)	Portfolio company was on PIK-only on non-accrual status at period end, meaning the Company has ceased recognizing PIK interest income on the investment.
(2)	Portfolio company debt investments were not on non-accrual status at period end.

Discussion and Analysis of Results of Operations

Comparison of three and six months ended June 30, 2020 and 2019

Investment Income

Below is a summary of the changes in total investment income for the three months ended June 30, 2020 as compared to the same period in 2019 (dollars in millions):

	Three Months Ended June 30,
	2020	2019	$ Change	% Change (1)(2)
Interest income	$18.8	$13.9	$4.9	36.1%
Payment-in-kind interest income	1.2	3.0	(1.8)	(60.0%)
Dividend income	—	0.6	(0.6)	(97.1%)
Fee income	0.2	0.6	(0.4)	(59.9%)
Interest on idle funds and other income	0.2	—	0.2	NM

Total investment income	$20.4	$18.1	$2.3	13.1%

(1)	NM = Not meaningful
(2)	Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended June 30, 2020, total investment income was $20.4 million, an increase of $2.3 million or 13.1%, from the $18.1 million of total investment income for the three months ended June 30, 2019. As reflected in the table above, the decrease is primarily attributable to the following:

•

$3.1 million increase in total interest income (which includes a $1.8 million decrease in payment-in-kind interest income) resulting from higher average debt investment balances outstanding, during 2020 as compared to 2019.

•

$(0.4) million decrease in fee income resulting from a a decrease in structuring fees due to a comparative decrease in new investments, a decrease in prepayment fee income, partially offset by an increase in amendment fee income, during 2020 as compared to 2019.

•	$(0.6) million decrease in dividend income, during 2020 as compared to 2019, due to decreased levels of distributions received from equity investments.

Below is a summary of the changes in total investment income for the six months ended June 30, 2020 as compared to the same period in 2019 (dollars in millions):

	Six Months Ended June 30,
	2020	2019	$ Change	% Change (1)(2)
Interest income	$36.3	$29.1	$7.2	24.8%
Payment-in-kind interest income	2.3	5.6	(3.3)	(59.5%)
Dividend income	0.1	0.9	(0.8)	(83.4%)
Fee income	1.5	2.7	(1.2)	(43.6%)
Interest on idle funds and other income	0.2	0.1	0.1	94.3%

Total investment income	$40.4	$38.4	$2.0	5.3%

(1)	NM = Not meaningful
(2)	Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the six months ended June 30, 2020, total investment income was $40.4 million, an increase of $2.0 million or 5.3%, from the $38.4 million of total investment income for the six months ended June 30, 2019. As reflected in the table above, the increase is primarily attributable to the following:

•

$3.9 million increase in total interest income (which includes a $3.3 million decrease in payment-in-kind interest income) resulting from higher average debt investment balances outstanding, during 2020 as compared to 2019.

•	$(0.8) million decrease in dividend income, during 2020 as compared to 2019, due to decreased levels of distributions received from equity investments.

•

$(1.2) million decrease in fee income resulting from a decrease in prepayment fee income, a decrease in structuring fees due to a comparative decrease in new investments, offset by an increase in amendment fee income, during 2020 as compared to 2019.

Expenses

Below is a summary of the changes in total expenses, including income tax provision, for the three months ended June 30, 2020 as compared to the same period in 2019 (dollars in millions):

	Three Months Ended June 30,
	2020	2019	$ Change	% Change (1)(2)
Interest and financing expenses	$4.9	$4.1	$0.8	20.0%
Base management fee	3.2	3.0	0.2	5.9%
Incentive fee - income	2.1	1.3	0.8	62.7%
Incentive fee - capital gains	(0.3)	(1.3)	1.0	(79.6%)
Administrative service expenses	0.4	0.4	—	NM
Professional fees	0.6	0.4	0.2	61.1%
Other general and administrative expenses	0.5	0.5	—	NM

Total expenses, before income incentive fee waiver	11.4	8.4	3.0	36.5%
Incentive fee waiver - income	(0.4)	—	(0.4)	NM

Total expenses, before income tax provision	11.0	8.4	2.6	31.4%
Income tax provision (benefit)	0.1	0.1	—	NM

Total expenses, including income tax provision	$11.1	$8.5	$2.6	32.2%

(1)	NM = Not meaningful
(2)	Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended June 30, 2020, total expenses, including income tax provision, were $11.1 million, an increase of $2.6 million or 32.2%, from the $8.5 million of total expenses for the three months ended June 30, 2019. As reflected in the table above, changes across periods were primarily attributable to the following:

•

$1.0 million increase in the capital gains incentive fee due to a $5.1 million decrease in net (loss) on investments (net realized gains (losses), plus net change in unrealized appreciation (depreciation) on investments, plus realized losses on extinguishment of debt) during 2020 as compared to the same period in 2019.

•	$0.8 million increase in interest and financing expenses due to an increase in average borrowings outstanding during 2020 as compared to 2019.

•

$0.4 million net increase in the income incentive fee comprised of a $0.8 million increase in the income incentive fee due to a $1.5 million increase in pre-incentive fee net investment income during 2020 offset by a one-time $0.4 income incentive fee waiver, as compared to the same period in 2019.

•	$0.2 million increase in base management fee due to higher average total assets during 2020 as compared to 2019.

•	$0.2 million increase in professional fees due to increased legal, audit and tax compliance costs during 2020 as compared to 2019.

Below is a summary of the changes in total expenses, including income tax provision for the six months ended June 30, 2020 as compared to the same period in 2019 (dollars in millions):

	Six Months Ended June 30,
	2020	2019	$ Change	% Change (1)(2)
Interest and financing expenses	$9.8	$7.8	$2.0	26.3%
Base management fee	6.4	5.8	0.6	9.8%
Incentive fee - income	4.0	3.8	0.2	4.9%
Incentive fee - capital gains	(9.1)	(0.9)	(8.2)	878.7%
Administrative service expenses	0.9	0.8	0.1	6.8%
Professional fees	1.2	1.0	0.2	21.2%
Other general and administrative expenses	0.8	0.8	—	NM

Total expenses, before income incentive fee waiver	14.0	19.1	(5.1)	(26.8%)
Incentive fee waiver - income	(0.4)	—	(0.4)	NM

Total expenses, before income tax provision	13.6	19.1	(5.5)	(29.0%)
Income tax provision (benefit)	0.1	0.1	—	NM

Total expenses, including income tax provision	$13.7	$19.2	$(5.5)	(28.4%)

(1)	NM = Not meaningful
(2)	Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the six months ended June 30, 2020, total expenses, including income tax provision, were $13.7 million, a decrease of $(5.5) million, or (28.4)%, from the $19.2 million of total expenses, including income tax provision, for the six months ended June 30, 2019. As reflected in the table above, the decrease is primarily attributable to the following:

•	$2.0 million increase in interest and financing expenses due to an increase in average borrowings outstanding during 2020 as compared to 2019.

•	$0.6 million increase in base management fee due to higher average total assets during 2020 as compared to 2019.

•	$0.2 million increase in professional fees due to increased legal, audit and tax compliance costs during 2020 as compared to 2019.

•

$(0.2) million net decrease in the income incentive fee comprised of a $0.2 increase in the income incentive fee due to the Q2 2019 fee amount not exceeding the 2.5% hurdle rate, partially offset by a $(0.6) million decrease in pre-incentive fee net investment income and a one-time $0.4 million incentive fee waiver during 2020 as compared to the same period in 2019.

•

$(8.2) million decrease in the capital gains incentive fee due to a $(41.1) million increase in net (loss) on investments (net realized gains (losses), plus net change in unrealized appreciation (depreciation) on investments, plus realized losses on extinguishment of debt), as compared to the same period in 2019.

Net Investment Income

Net investment income decreased by $(0.3) million, or (3.7)%, to $9.3 million during the three months ended June 30, 2020 as compared to the same period in 2019, as a result of the $2.6 million increase in total expenses, including incentive fee waiver and income tax provision, partially offset by the $2.3 increase in total investment income.

Net investment income increased by $7.5 million, or 38.8%, to $26.7 million during the six months ended June 30, 2020 as compared to the same period in 2019, as a result of the $2.0 million increase in total investment income and a decrease in total expenses, including incentive fee waiver and income tax provision, of $(5.5) million.

Net Gain (Loss) on Investments

For the three and six months ended June 30, 2020, the total net realized gain on investments, before income tax provision on realized gains, was $0.2 million and $31.6 million, respectively. Income tax (provision) benefit from realized gains on investments was $(0) and $(1.1) for the three and six months ended June 30, 2020, respectively. Significant realized gains (losses) for the three and six months ended June 30, 2020 are summarized below (dollars in millions):

		Period Ended June 30, 2020
Portfolio Company	Realization Event (1)	Three Months	Six Months
Pfanstiehl, Inc.	Sold 50% of equity investment	$—	$12.8
Fiber Materials, Inc.	Sale of portfolio company	—	9.8
Medsurant Holdings, LLC	Sold 50% of equity investment	—	1.7
Revenue Management Solutions, LLC	Sold 50% of equity investment	—	1.5
Worldwide Express Operations, LLC	Sold 50% of equity investment	—	1.1
Gurobi Optimization, LLC	Sold 50% of equity investment	—	1.0
Hub Acquisition Sub, LLC (dba Hub Pen)	Sold 50% of equity investment	—	0.6
Midwest Transit Equipment, Inc.	Sold 50% of equity investment	—	0.5
Pugh Lubricants, LLC	Sold 50% of equity investment	—	0.4
Microbiology Research Associates, Inc.	Sold 50% of equity investment	—	0.4
ControlScan, Inc.	Sold 50% of equity investment	—	0.3
Alzheimer’s Research and Treatment Center, LLC	Sold 50% of equity investment	—	0.3
BCM One Group Holdings, Inc.	Sold 50% of equity investment	—	0.2
Software Technology, LLC	Sold 50% of equity investment	—	0.2
LNG Indy, LLC (dba Kinetrex Energy)	Sold 50% of equity investment	—	0.2
Wheel Pros, Inc.	Sold 50% of equity investment	—	0.1
New Era Technology, Inc.	Escrow distribution	0.1	0.1
Apex Microtechnology, Inc.	Escrow distribution	0.1	0.1
Allied 100 Group, Inc.	Sold 50% of equity investment	—	0.1
Restaurant Finance Co, LLC	Escrow distribution	—	0.1
Other		—	0.1
Palisade Company, LLC	Sale of portfolio company	—	(0.1)

Net realized gain (loss) on investments		0.2	31.6
Income tax (provision) benefit from realized gains on investments		—	(1.1)

Net realized gain (loss), net of income tax provision, on investments		$0.2	$30.5

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

For the three and six months ended June 30, 2019, the total net realized loss on investments, before income tax provision on realized gains, was $(0.1) million and $(1.7) million, respectively. Income tax provision from realized gains on investments was $0.3 million and $0.3 million for the three and six months ended June 30, 2019, respectively. Significant realized gains (losses) for the three and six months ended June 30, 2019 are summarized below (dollars in millions):

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

During the three and six months ended June 30, 2020 and 2019, we recorded a net change in unrealized appreciation (depreciation) on investments attributable to the following (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Unrealized Appreciation (Depreciation)	2020	2019	2020	2019
Exit, sale or restructuring of investments	$—	$0.3	$(30.0)	$2.3
Fair value adjustments to debt investments	(7.3)	(11.3)	(30.0)	(13.7)
Fair value adjustments to equity investments	5.8	5.0	(16.1)	8.9

Net change in unrealized appreciation (depreciation)	$(1.5)	$(6.0)	$(76.1)	$(2.5)

Net Increase in Net Assets Resulting From Operations

Net increase (decrease) in net assets resulting from operations during the three months ended June 30, 2020 and 2019 was $8.0 million and $3.2 million, respectively, as a result of the events described above.

Net increase in net assets resulting from operations during the six months ended June 30, 2020 and 2019 was $(19.0) million and $14.6 million, respectively, as a result of the events described above.

Liquidity and Capital Resources

As of June 30, 2020, we had $19.3 million in cash and cash equivalents and our net assets totaled $376.2 million. We believe that our current cash and cash equivalents on hand, our Credit Facility, our continued access to SBA-guaranteed debentures, and our anticipated cash flows from investments will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of securities (including the “at-the-market” program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. During the six months ended June 30, 2020, we repaid $7.0 million of SBA debentures which would have matured during the period September 1, 2024 through September 1, 2028. Our remaining outstanding SBA debentures continue to mature in 2025 and subsequent years through 2030, which will require repayment on or before the respective maturity dates.

Cash Flows

For the six months ended June 30, 2020, we experienced a net increase in cash and cash equivalents in the amount of $4.3 million. During that period, $4.9 million of cash was provided by operating activities, which included the funding of $85.1 million of investments, which were offset by proceeds received from sales and repayments of investments of $76.3 million. During the same period, we received net borrowings of $18.0 million under our Credit Facility, partially offset by cash dividends paid to stockholders of $16.9 million, net repayments of SBA debentures of $1.0 million, payment of deferred financing costs related to our debt financings of $0.5 million, and repurchases of common stock under the Stock Repurchase Program of $0.3 million.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of additional debt and equity capital.

SBA debentures

The Funds are licensed SBICs, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $175.0 million, whichever is less. For three or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of June 30, 2020, Fund II and Fund III had $143.0 million and $13.5 million of outstanding SBA debentures, respectively. Subject to SBA regulatory requirements and approval, Fund III may access up to $161.5 million of additional SBA debentures under the SBIC debenture program. For more information on the SBA debentures, please refer to Note 6 to our consolidated financial statements.

Credit Facility

In June 2014, we entered into the Credit Facility to provide additional funding for our investment and operational activities. On April 24, 2019, we entered into the Amended Credit Agreement, which amends, restates, and replaces the Credit Facility. On June 26, 2020, the Company amended the Amended Credit Agreement, however the material terms were unchanged. Among other revisions, the amendment to the Amended Credit Agreement modifies certain covenants therein, including to amend the minimum consolidated interest coverage ratio to be 2.25 to 1.00 for the four quarter period ending on June 30, 2020, 2.00 to 1.00 for the four quarter periods ending on each of September 30, 2020 and December 31, 2020, and 1.75 to 1.00 for each four quarter period ending at the end of each quarter thereafter. The Credit Facility is secured by substantially all of our assets, excluding the assets of the Funds.

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

We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of June 30, 2020, we were in compliance with all covenants of the Credit Facility.

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

The 2023 Notes will mature on February 1, 2023 and bear interest at a rate of 5.875%. The 2023 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after February 1, 2020. Interest on the 2023 Notes is payable quarterly on February 1, May 1, August 1 and November 1 of each year. The 2023 Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSL.” As of June 30, 2020, the outstanding principal balance of the 2023 Notes was $50.0 million.

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

The 2024 Notes will mature on February 15, 2024 and bear interest at a rate of 6.000%. The 2024 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after February 15, 2021. Interest on the 2024 Notes is payable quarterly on February 15, May 15, August 15 and November 15 of each year, beginning May 15, 2019. The 2024 Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSZ.” As of June 30, 2020, the outstanding principal balance of the 2024 Notes was $69.0 million.

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

The November 2024 Notes will mature on November 1, 2024 and bear interest at a rate of 5.375%. The November 2024 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after November 1, 2021. Interest on the November 2024 Notes is payable quarterly on February 1, May 1, August 1 and November 1 of each year, beginning February 1, 2020. The November 2024 Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSG.” As of June 30, 2020, the outstanding principal balance of the November 2024 Notes was approximately $63.3 million.

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

As of June 30, 2020, the weighted average stated interest rates for our SBA debentures, Public Notes, and the Credit Facility were 3.333%, 5.749%, and 3.315% respectively. As of June 30, 2020, we had $57.0 million of unutilized commitment under our Credit Facility, and we were subject to a 0.500% fee on such amount. As of June 30, 2020, the weighted average stated interest rate on total debt outstanding was 4.484%.

As a BDC, we are generally required to meet an asset coverage ratio of at least 200.0% (or 150.0% on and after April 29, 2020) (defined as the ratio which the value of our consolidated total assets, less all consolidated liabilities and indebtedness not represented by senior securities, bears to the aggregate amount of senior securities representing indebtedness), which includes borrowings and any preferred stock we may issue in the future. This requirement limits the amount that we may borrow. We have received exemptive relief from the SEC to allow us to exclude any indebtedness guaranteed by the SBA and issued by the Funds from the 200.0% asset coverage requirements, which, in turn, will enable us to fund more investments with debt capital. Recent legislation, however, modifies the required minimum asset coverage ratio from 200.0% to 150.0%, if certain requirements are met. Under the legislation, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the Independent Directors to approve an increase in our leverage capacity, and such approval would become effective after the one-year anniversary of such approval.

On April 29, 2019, the Board, including a majority of the Independent Directors, approved a minimum asset coverage ratio of 150% under Sections 18(a)(1) and 18(a)(2) of the 1940 Act. As a result, we became subject to the 150% asset coverage ratio effective as of April 29, 2020. At present time, we do not intend to seek stockholder approval to reduce our asset coverage requirement. As of June 30, 2020, the aggregate amount outstanding of the senior securities issued by the Company was $225.3 million, for which our asset coverage was 267.0%. The SBA-guaranteed debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC effective March 27, 2012. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if the Board, including the Independent Directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. On June 4, 2020, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 4, 2021 or the date of our 2021 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2021 Annual Meeting of Stockholders. Our stockholders specified that the cumulative number of shares sold in each offering during the one-year period ending on the earlier of June 4, 2021 or the date of our 2021 Annual Meeting of Stockholders may not exceed 25.0% of our outstanding common stock immediately prior to each such sale.

Stock Repurchase Program

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 29, 2019, the Board extended the Stock Repurchase Program through December 31, 2020, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and we cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. During the three and six months ended June 30, 2020, we repurchased zero and 25,719 shares of common stock on the open market for zero and $0.3 million, respectively. We did not make any repurchases of common stock during the three and six months ended June 30, 2019. Refer to Note 8 to our consolidated financial statements for additional information concerning stock repurchases.

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

Our investments generally consist of illiquid securities including debt and equity investments in lower middle-market companies. Investments for which market quotations are readily available are valued at such market quotations. Because we expect that there will not be a readily available market for substantially all of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by the Board using a documented valuation policy and consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the difference could be material.

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

•

the Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result it is not in our stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where we determine that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. The Board consulted with the independent valuation firm(s) in arriving at our determination of fair value for 17 and 13 of our portfolio company investments representing 25.4% and 30.9% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended June 30, 2020 and December 31, 2019, respectively) as of June 30, 2020 and December 31, 2019, respectively;

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

Consistent with the policies and methodologies adopted by the Board, we perform detailed valuations of our debt and equity investments, including an analysis on the Company’s unfunded debt investment commitments, using both the market and income approaches as appropriate. Under the market approach, we typically use the enterprise value methodology to determine the fair value of an investment. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values, from which we derive a single estimate of enterprise value. Under the income approach, we typically prepare and analyze discounted cash flow models to estimate the present value of future cash flows of either an individual debt investment or of the underlying portfolio company itself.

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

Revenue Recognition

Investments and related investment income. Realized gains or losses on investments are recorded upon the sale or disposition of a portfolio investment and are calculated as the difference between the net proceeds from the sale or disposition and the cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation on the consolidated statements of operations includes changes in the fair value of investments from the prior period, as determined by the Board through the application of our valuation policy, as well as reclassifications of any prior period unrealized appreciation or depreciation on exited investments to realized gains or losses on investments.

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

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is evaluating the potential impact that the adoption of ASU 2020-04 will have on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. We had off-balance sheet arrangements consisting of outstanding commitments to fund various undrawn revolving loans, other debt investments and capital commitments totaling $4.9 and 4.8 million as of June 30, 2020 and December 31, 2019, respectively. Such outstanding commitments are summarized in the following table (dollars in millions):

	June 30, 2020				December 31, 2019
Portfolio Company - Investment	Total Commitment		Unfunded Commitment		Total Commitment		Unfunded Commitment
Combined Systems, Inc. - Revolving Loan	$4.0		$0.1		$—		$—
FDS Avionics Corp. (dba Flight Display Systems) - Revolving Loan	0.2		—		0.2		—
French Transit, LLC - Revolving Loan	1.0		1.0		1.0		1.0
Rhino Assembly Company, LLC - Delayed Draw Commitment	0.9		0.9		0.9		0.9
Safety Products Group, LLC - Common Equity (Units)	2.9	(1)	2.9	(1)	2.9	(1)	2.9	(1)

Total	$9.0		$4.9		$5.0		$4.8

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•

We have entered into the Investment Advisory Agreement with Fidus Investment Advisors as our investment advisor. Pursuant to the agreement, the Investment Advisor manages our day-to-day operating and investing activities. We pay the Investment Advisor a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. See Note 5 to our consolidated financial statements.

•

Edward H. Ross, our Chairman and Chief Executive Officer, and Thomas C. Lauer, our President, are managers of Fidus Investment Advisors. In May 2015, Fidus Investment Advisors entered into a combination with Fidus Partners, LLC (the “Combination”), by which members of Fidus Investment Advisors and Fidus Partners, LLC (“Partners”) contributed all of their respective membership interest in Fidus Investment Advisors and Partners to a newly formed limited liability company, Fidus Group Holdings, LLC (“Holdings”). As a result, Fidus Investment Advisors is a wholly-owned subsidiary of Holdings, which is a limited liability company organized under the laws of Delaware.

•

We entered into the Administration Agreement with Fidus Investment Advisors to provide us with the office facilities and administrative services necessary to conduct day-to-day operations. See Note 5 to our consolidated financial statements.

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

•

The Investment Advisor, in consultation with the Board, agreed to voluntarily waive $0.4 of the income incentive fee for the three and six months ended June 30, 2020. There was no income incentive fee waiver for the three and six months ended June 30, 2019.

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

While we may co-invest with investment entities managed by the Investment Advisor or its affiliates, to the extent permitted by the 1940 Act and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investment. The SEC staff has granted us relief sought in an exemptive application that expands our ability to co-invest in portfolio companies with other funds managed by the Investment Advisor or its affiliates (“Affiliated Funds”) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) or the Independent Directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.

In addition, we and the Investment Advisor have each adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act that governs the conduct of our and the Investment Advisor’s officers, directors and employees. Additionally, the Investment Advisor has adopted a code of ethics pursuant to rule 204A-1 under the Investment Advisers Act of 1940, as amended, and in accordance with Rule 17j-1(c) under the 1940 Act. We have also adopted a code of business conduct that is applicable to all officers, directors and employees of Fidus and the Investment Advisor. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Recent Developments

On July 2, 2020, the Company exited its debt investment in Hoonuit, LLC. The Company received payment in full of $7.3 million on its first lien debt, which includes a prepayment penalty.

On July 24, 2020, we exited our debt and equity investments in Microbiology Research Associates, Inc. We received payment in full of $9.0 million on our subordinated debt investment. We sold our common equity investment for a realized gain of approximately $1.4 million.

On August 3, 2020, the Board declared a regular quarterly dividend of $0.30 per share payable on September 25, 2020 to stockholders of record as of September 11, 2020.

Subsequent to June 30, 2020, the global outbreak of the COVID-19 pandemic, and the related effect on the U.S. and global economies, has continued to have adverse consequences for the business operations of some of the Company’s portfolio companies. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, remain uncertain. The operational and financial performance of the issuers of securities in which the Company invests depends on future developments, including the duration and spread of the outbreak, and such uncertainty may in turn adversely affect the value and liquidity of the Company’s investments and negatively impact the Company’s performance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the securities held by us.

In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. As of June 30, 2020 and December 31, 2019, 20 and 17 portfolio company’s debt investments, respectively, bore interest at a variable rate, which represented $210.3 million and $181.3 million of our portfolio on a fair value basis, respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Our pooled SBA debentures and our Public Notes bear interest at fixed rates. Our Credit Facility bears interest, at our election, at a rate per annum equal to (a) 3.00% (or 2.75% if certain conditions are satisfied, including if (x) no equity interests are included in the borrowing base, (y) the contribution to the borrowing base of eligible portfolio investments that are performing first lien bank loans is greater than or equal to 35%, and (z) the contribution to the borrowing base of eligible portfolio investments that are performing first lien bank loans, performing last out loans, or performing second lien loans is greater than or equal to 60%) plus the one, two, three or six month LIBOR rate, as applicable, or (b) 2.00% (or 1.75% if the above conditions are satisfied) plus the highest of (A) a prime rate, (B) the Federal Funds rate plus 0.5%, (C) three month LIBOR plus 1.0%, and (D) zero.

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

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of June 30, 2020 (dollars in millions):

Basis Point Increase (Decrease)	Interest Income Increase (Decrease) (1) (2)	Interest Expense Increase (Decrease)	Net Increase (Decrease)	Net Investment Income (3)
(200)	$(0.1)	$(0.1)	$(0.0)	$—
(150)	(0.1)	(0.1)	(0.0)	—
(100)	(0.1)	(0.1)	(0.0)	—
(50)	(0.1)	(0.1)	(0.0)	—
50	0.1	0.2	(0.1)	(0.1)
100	0.4	0.4	(0.0)	—
150	0.7	0.6	0.1	0.1
200	1.5	0.8	0.7	0.6
250	2.6	1.0	1.6	1.3
300	3.7	1.2	2.5	2.0

(1)	Certain of our variable rate debt investments have a LIBOR interest rate floor, which lessens the impact of decreases in interest rates.
(2)	Interest income calculated assuming three-month LIBOR rate as of June 30, 2020.
(3)	Includes the impact of income incentive fee at 20.0% on net increase (decrease) in net interest.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not, and the Investment Advisor is not, currently subject to any material legal proceedings.

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

The 1940 Act generally prohibits the Company from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200.0% (i.e., the amount of debt may not exceed 50.0% of the value of our assets). However, in March 2018, the Small Business Credit Availability Act (“the “SBCA”) modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200.0% to an asset coverage ratio of 150.0%, if certain requirements are met. Under the SBCA, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the SBCA allows the “required majority” of the Independent Directors, as defined in Section 57(o) of the 1940 Act, to approve an increase in our leverage capacity, and such approval would become effective after the one-year anniversary of such proposal. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

On April 29, 2019, the Board, including a majority of the Independent Directors, approved a minimum asset coverage ratio of 150% under Sections 18(a)(1) and 18(a)(2) of the 1940 Act. As a result, we became subject to the 150% asset coverage ratio effective as of April 29, 2020. At present time, we do not intend to seek stockholder approval to reduce our asset coverage requirement.

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

The London Inter-bank Offered Rate (“LIBOR”), is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in floating-rate loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.

In the recent past, concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (“BBA”) in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivative positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

Actions by the ICE Benchmark Administration, regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. Potential changes, or uncertainty related to such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities, loans, and other financial obligations or extensions of credit held by or due to us.

On July 27, 2017, the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In addition, on March 25, 2020, the FCA stated that although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms’ transition planning, and the FCA will continue to assess the impact of the COVID-19 pandemic on transition timelines and update the marketplace as soon as possible. It is unclear if after 2021 LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. We have exposure to LIBOR, including in financial instruments that mature after 2021. Our exposure arises from the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

In the United States, the Federal Reserve Board and the Federal Reserve Bank of New York, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The Federal Reserve Bank of New York began publishing SOFR in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain, including whether the COVID-19 pandemic will have further effect on LIBOR transition plans.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-indexed, floating-rate debt securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

Events outside of our control, including public health crises such as the ongoing COVID-19 pandemic, may negatively affect our results of operations and financial performance.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, in December 2019, a novel strain of coronavirus (known as COVID-19) surfaced in China and has since spread and continues to spread to other countries, including the United States This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby.

With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of shelter-in-place orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses.

This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things.

The Company and the Investment Advisor have taken and continue to take steps reasonably designed to ensure that they maintain normal business operations, and that the Company, its portfolio and assets are protected. However, in the event of a pandemic or an outbreak, such as COVID-19, there can be no assurance that the Company, the Investment Advisor and service providers, or the Company’s portfolio companies, will be able to maintain normal business operations for an extended period of time or will not lose the services of key personnel on a temporary or long-term basis due to illness or other reasons. A pandemic or disease could also impair the information technology and other operational systems upon which the Investment Advisor relies and could otherwise disrupt the ability of the Company’s service providers to perform essential tasks. As of the date of this 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations.

We will also be negatively affected if our operations and effectiveness or the operations and effectiveness of a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

We are currently operating in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruption in supply chains and economic activity. The impact of COVID- 19 has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.

Disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

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

Public health threats, such as COVID-19 or any other illness, have and may continue to disrupt the operations of the businesses in which we invest. Such threats can create economic and political uncertainties and can contribute to global economic instability. A public health threat poses the risk that our portfolio companies may have significantly reduced or be prevented from conducting business activities for an unknown period of time, including shutdowns that may be requested or mandated by governmental authorities. We cannot estimate the impact that a public health threat could have on our portfolio companies, but it could disrupt their businesses and their ability to make interest or dividend payments and decrease the overall value of our investments which adversely impact our business, financial condition or results of operations. Additionally, as a result of the volatile market conditions that may result from public health threats, such as COVID-19 or any other illness, we cannot provide any assurance that the 2023 Notes, the February 2024 Notes and the November 2024 Notes will trade at a favorable price.

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

During the three and six months ended June 30, 2020, we repurchased zero and 25,719 shares of common stock on the open market for zero and $0.3 million under the Stock Repurchase Program. The following table provides information regarding such repurchases of our common stock (dollars in millions, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Stock Repurchase Program
January 1, 2020 through January 31, 2020	—	$—	—	$4.4
February 1, 2020 through February 29, 2020	—	—	—	4.4
March 1, 2020 through March 31, 2020	25,719	10.37	25,719	4.1
April 1, 2020 through April 30, 2020	—	—	—	4.1
May 1, 2020 through May 31, 2020	—	—	—	4.1
June 1, 2020 through June 30, 2020	—	—	—	4.1

Total	25,719	$10.37	25,719

(1)

Excludes shares purchased on the open market and reissued in order to satisfy the dividend reinvestment plan (“DRIP”) obligation to deliver shares of common stock in lieu of issuing new shares. During the six months ended June 30, 2020, we purchased and reissued shares of common stock to satisfy the DRIP obligation as follows:

Period	Number of Shares Purchased and Reissued	Average Price Paid Per Share	Total Amount Paid
January 1, 2020 through March 31, 2020	31,586	$7.58	$0.2
April 1, 2020 through June 30, 2020	21,905	9.04	0.2

Total	53,491	$8.18	$0.4

Refer to Note 8 to our consolidated financial statements for additional information concerning stock repurchases under our Stock Repurchase Program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Exhibit
3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

3.2	Bylaws of the Registrant (Filed as Exhibit (b)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

4.1	Form of Stock Certificate of the Registrant (Filed as Exhibit (d) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

10.1	Amendment No. 1, dated June 26, 2020, to the Amended & Restated Senior Secured Revolving Credit Agreement dated April 24, 2019, by and among the Company, as borrower, the subsidiary guarantors party thereto, ING Capital LLC, as administrative agent, and the lenders party thereto (Filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 29, 2020 and incorporated herein by reference).

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDUS INVESTMENT CORPORATION

Date: August 6, 2020	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2020	/s/ SHELBY E. SHERARD
Shelby E. Sherard
Chief Financial Officer (Principal Financial and Accounting Officer)