Form 10-Q
period 2020-09-30
FIDUS INVESTMENT Corp
filed 2020-10-29
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 29, 2020, the Registrant had outstanding 24,437,400 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	September 30, 2020 (unaudited)	December 31, 2019
ASSETS
Investments, at fair value:
Control investments (cost: $31,044 and $27,718, respectively)	$23,989	$21,820
Affiliate investments (cost: $40,920 and $56,328, respectively)	77,852	121,555
Non-control/non-affiliate investments (cost: $644,455 and $620,453, respectively)	613,564	623,544

Total investments, at fair value (cost: $716,419 and $704,499, respectively)	715,405	766,919
Cash and cash equivalents	24,682	15,012
Interest receivable	7,071	6,331
Prepaid expenses and other assets	1,143	1,177

Total assets	$748,301	$789,439

LIABILITIES

SBA debentures, net of deferred financing costs (Note 6)	$143,871	$153,802
Public Notes, net of deferred financing costs (Note 6)	177,883	176,901
Borrowings under Credit Facility, net of deferred financing costs (Note 6)	21,837	23,899
Accrued interest and fees payable	2,122	3,505
Base management fee payable – due to affiliate	3,224	3,334
Income incentive fee payable – due to affiliate	2,374	1,497
Capital gains incentive fee payable – due to affiliate	6,335	12,715
Administration fee payable and other – due to affiliate	554	487
Taxes payable	123	547
Accounts payable and other liabilities	426	442

Total liabilities	358,749	377,129

Commitments and contingencies (Note 7)

NET ASSETS

Common stock, $0.001 par value (100,000,000 shares authorized, 24,437,400 and 24,463,119 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively)	24	24
Additional paid-in capital	365,793	366,061
Total distributable earnings	23,735	46,225

Total net assets	389,552	412,310

Total liabilities and net assets	$748,301	$789,439

Net asset value per common share	$15.94	$16.85

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

(in thousands, except shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Income:
Interest income
Control investments	$467	$70	$1,348	$420
Affiliate investments	849	1,192	2,663	4,126
Non-control/non-affiliate investments	17,449	14,871	51,060	40,686

Total interest income	18,765	16,133	55,071	45,232
Payment-in-kind interest income
Control investments	453	191	1,323	1,611
Affiliate investments	106	86	175	254
Non-control/non-affiliate investments	690	1,976	2,013	5,973

Total payment-in-kind interest income	1,249	2,253	3,511	7,838
Dividend income
Control investments	—	—	—	—
Affiliate investments	357	1	465	942
Non-control/non-affiliate investments	114	(39)	160	(54)

Total dividend income	471	(38)	625	888
Fee income
Control investments	—	—	—	349
Affiliate investments	6	4	72	26
Non-control/non-affiliate investments	421	821	1,878	3,150

Total fee income	427	825	1,950	3,525
Interest on idle funds and other income	165	28	336	116

Total investment income	21,077	19,201	61,493	57,599

Expenses:
Interest and financing expenses	4,878	4,421	14,701	12,197
Base management fee	3,223	3,179	9,688	9,066
Incentive fee - income	2,374	2,163	6,342	5,947
Incentive fee - capital gains	2,761	1,307	(6,380)	373
Administrative service expenses	412	422	1,242	1,199
Professional fees	301	217	1,508	1,213
Other general and administrative expenses	224	210	1,059	1,025

Total expenses before income incentive fee waiver	14,173	11,919	28,160	31,020

Incentive fee waiver - income	—	—	(423)	—

Total expenses, net of income incentive fee waiver	14,173	11,919	27,737	31,020

Net investment income before income taxes	6,904	7,282	33,756	26,579
Income tax provision (benefit)	2	(80)	146	(25)

Net investment income	6,902	7,362	33,610	26,604

Net realized and unrealized gains (losses) on investments:
Net realized gains (losses):
Control investments	—	—	—	(1,268)
Affiliate investments	(65)	26	24,354	(73)
Non-control/non-affiliate investments	1,380	10,507	8,543	10,172

Total net realized gain (loss) on investments	1,315	10,533	32,897	8,831

Income tax (provision) benefit from realized gains on investments	—	32	(1,065)	(261)
Net change in unrealized appreciation (depreciation):
Control investments	607	(9,843)	(1,157)	(8,270)
Affiliate investments	7,158	(1,701)	(28,295)	3,585
Non-control/non-affiliate investments	4,899	7,722	(33,982)	(1,621)

Total net change in unrealized appreciation (depreciation) on investments	12,664	(3,822)	(63,434)	(6,306)

Net gain (loss) on investments	13,979	6,743	(31,602)	2,264
Realized losses on extinguishment of debt	(174)	(210)	(299)	(399)

Net increase in net assets resulting from operations	$20,707	$13,895	$1,709	$28,469

Per common share data:
Net investment income per share-basic and diluted	$0.28	$0.30	$1.37	$1.09

Net increase in net assets resulting from operations per share — basic and diluted	$0.85	$0.57	$0.07	$1.16

Dividends declared per share	$0.30	$0.39	$0.99	$1.17

Weighted average number of shares outstanding — basic and diluted	24,437,400	24,463,119	24,444,120	24,463,119

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except shares)

	Common Stock			Additional	Total
	Number of	Par		paid-in	distributable	Total net
	shares	value		capital	earnings	assets
Balances at December 31, 2018	24,463,119	$24		$366,278	$36,683	$402,985
Net investment income	—	—		—	9,599	9,599
Net realized gain (loss) on investments, net of taxes	—	—		—	(1,583)	(1,583)
Net unrealized appreciation (depreciation) on investments	—	—		—	3,545	3,545
Realized losses on extinguishment of debt	—	—		—	(189)	(189)
Dividends declared	—	—		—	(9,541)	(9,541)

Balances at March 31, 2019	24,463,119	$24		$366,278	$38,514	$404,816

Net investment income	—	—		—	9,643	9,643
Net realized gain (loss) on investments, net of taxes	—	—		—	(412)	(412)
Net unrealized appreciation (depreciation) on investments	—	—		—	(6,029)	(6,029)
Realized losses on extinguishment of debt	—	—		—	—	—
Dividends declared	—	—		—	(9,540)	(9,540)

Balances at June 30, 2019	24,463,119	$24		$366,278	$32,176	$398,478

Net investment income	—	—		—	7,362	7,362
Net realized gain (loss) on investments, net of taxes	—	—		—	10,565	10,565
Net unrealized appreciation (depreciation) on investments	—	—		—	(3,822)	(3,822)
Realized losses on extinguishment of debt	—	—		—	(210)	(210)
Dividends declared	—	—		—	(9,541)	(9,541)

Balances at September 30, 2019	24,463,119	$24		$366,278	$36,530	$402,832

Balances at December 31, 2019	24,463,119	$24		$366,061	$46,225	$412,310

Repurchases of common stock under Stock Repurchase Program (Note 8)	(25,719)	(0	)*	(268)	—	(268)
Net investment income	—	—		—	17,417	17,417
Net realized gain (loss) on investments, net of taxes	—	—		—	30,327	30,327
Net unrealized appreciation (depreciation) on investments	—	—		—	(74,590)	(74,590)
Realized losses on extinguishment of debt	—	—		—	(125)	(125)
Dividends declared	—	—		—	(9,537)	(9,537)

Balances at March 31, 2020	24,437,400	$24		$365,793	$9,717	$375,534

Net investment income	—	—		—	9,291	9,291
Net realized gain (loss) on investments, net of taxes	—	—		—	190	190
Net unrealized appreciation (depreciation) on investments	—	—		—	(1,508)	(1,508)
Realized losses on extinguishment of debt	—	—		—	—	—
Dividends declared	—	—		—	(7,331)	(7,331)

Balances at June 30, 2020	24,437,400	$24		$365,793	$10,359	$376,176

Net investment income	—	—		—	6,902	6,902
Net realized gain (loss) on investments, net of taxes	—	—		—	1,315	1,315
Net unrealized appreciation (depreciation) on investments	—	—		—	12,664	12,664
Realized losses on extinguishment of debt	—	—		—	(174)	(174)
Dividends declared	—	—		—	(7,331)	(7,331)

Balances at September 30, 2020	24,437,400	$24		$365,793	$23,735	$389,552

* amount is greater than zero but less than one

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$1,709	$28,469
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used for) operating activities:
Net change in unrealized (appreciation) depreciation on investments	63,434	6,306
Net realized (gain) loss on investments	(32,897)	(8,831)
Interest and dividend income paid-in-kind	(3,511)	(7,838)
Accretion of original issue discount	(118)	(51)
Accretion of loan origination fees	(866)	(796)
Purchase of investments	(86,121)	(175,535)
Proceeds from sales and repayments of investments	110,149	98,805
Proceeds from loan origination fees	1,444	1,480
Realized losses on extinguishment of debt	299	399
Amortization of deferred financing costs	1,680	1,315
Changes in operating assets and liabilities:
Interest receivable	(740)	1,045
Prepaid expenses and other assets	34	44
Accrued interest and fees payable	(1,383)	(1,169)
Base management fee payable – due to affiliate	(110)	252
Income incentive fee payable – due to affiliate	877	(622)
Capital gains incentive fee payable – due to affiliate	(6,380)	373
Administration fee payable and other – due to affiliate	67	(275)
Taxes payable	(424)	(802)
Accounts payable and other liabilities	(16)	250

Net cash provided by (used for) operating activities	47,127	(57,181)

Cash Flows from Financing Activities:
Proceeds received from SBA debentures	6,000	7,500
Repayments of SBA debentures	(16,500)	(41,000)
Proceeds received from issuance of Public Notes	—	69,000
Proceeds received from (repayments of) borrowings under Credit Facility, net	(2,000)	30,000
Payment of deferred financing costs	(490)	(4,186)
Dividends paid to stockholders, including expenses	(24,199)	(28,622)
Repurchases of common stock under Stock Repurchase Program	(268)	—

Net cash provided by (used for) financing activities	(37,457)	32,692

Net increase (decrease) in cash and cash equivalents	9,670	(24,489)
Cash and cash equivalents:
Beginning of period	15,012	42,015

End of period	$24,682	$17,526

Supplemental disclosure of cash flow information:
Cash payments for interest	$14,404	$12,050
Cash payments for taxes, net of tax refunds received	$1,635	$1,038

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

September 30, 2020

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets
Control Investments (t)
FDS Avionics Corp. (dba Flight Display Systems)	Aerospace & Defense Manufacturing
Second Lien Debt			6.00%/9.00%	11/5/2014	12/31/2021	$4,728	$4,728	$3,791
Revolving Loan ($30 commitment)			6.00%/9.00%	4/12/2018	12/31/2021	279	279	279
Common Equity (7,478 shares) (j)				11/10/2017			748	—
Preferred Equity (2,550 shares)				12/26/2019			2,550	—

							8,305	4,070	1%
US GreenFiber, LLC	Building Products Manufacturing
Second Lien Debt (j)			8.00%/5.00%	7/3/2014	8/30/2024	15,182	15,176	13,855
Second Lien Debt (j)			8.50%/6.50%	11/9/2018	8/30/2024	4,943	4,943	5,054
Second Lien Debt (j)			8.50%/6.50%	8/10/2020	8/30/2024	1,010	1,010	1,010
Common Equity (2,522 units) (h)(j)				7/3/2014			586	—
Common Equity (425,508 units) (j)				8/30/2019			1	—
Common Equity (1,022,813 units) (h)				7/1/2020			1,023	—

							22,739	19,919	5%

Total Control Investments							$31,044	$23,989	6%

Affiliate Investments (l)
FAR Research Inc. (n)	Specialty Chemicals
Common Equity (1,396 units)				3/31/2014			$—	$28	0%

Fiber Materials, Inc. (n)	Aerospace & Defense Manufacturing
Common Equity (10 units)				11/30/2016			—	42	0%

Medsurant Holdings, LLC	Healthcare Services
Second Lien Debt (j)			13.00%/0.00%	12/18/2015	3/10/2022	8,031	8,028	8,090
Preferred Equity (63,331 units) (h)(j)				4/12/2011			673	655
Warrant (252,588 units) (h)(j)(m)				4/12/2011			2,258	2,295

							10,959	11,040	3%
Mirage Trailers LLC	Utility Equipment Manufacturing
Second Lien Debt (k)		(L + 10.00%) / (1.00%)	11.00%/5.00%	11/25/2015	11/25/2021	6,327	6,395	6,327
Common Equity (2,500,000 shares) (o)				11/25/2015			2,187	—

							8,582	6,327	2%
Pfanstiehl, Inc.	Healthcare Products
Subordinated Debt			10.50%/0.00%	3/29/2013	9/29/2024	6,208	6,204	6,208
Common Equity (4,250 units) (j)				3/29/2013			425	27,104

							6,629	33,312	9%
Pinnergy, Ltd.	Oil & Gas Services
Common Equity - Class A-2 (42,500 units) (j)				10/13/2016			3,000	13,743
Common Equity - Class B (1,000 units) (j)				10/13/2016			3,000	3,259

							6,000	17,002	3%
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Second Lien Debt			12.00%/1.50%	11/12/2015	5/12/2021	7,754	7,750	7,754
Common Equity (1,000,000 units)				11/12/2015			1,000	2,347

							8,750	10,101	3%

Total Affiliate Investments							$40,920	$77,852	20%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

September 30, 2020

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets
Non-control/Non-affiliate Investments
Accent Food Services, LLC	Vending Equipment Manufacturing
Second Lien Debt (k)(p)			0.00%/17.00%	11/30/2016	5/30/2022	$35,410	$35,328	$5,333
Common Equity (7,885 units) (h)(j)				11/30/2016			800	—

							36,128	5,333	1%
Allied 100 Group, Inc.	Healthcare Products
Subordinated Debt (k)			11.25%/0.00%	7/31/2019	5/26/2023	21,500	21,425	21,500
Common Equity (625,000 units) (j)				11/26/2014			625	1,054

							22,050	22,554	6%
Allredi, LLC (fka Marco Group International OpCo, LLC)	Industrial Cleaning & Coatings
Second Lien Debt			10.50%/0.75%	3/2/2020	9/2/2026	10,044	9,954	8,044
Common Equity (570,636 units) (h)(j)				7/21/2017			637	449

							10,591	8,493	2%
Alzheimer’s Research and Treatment Center, LLC	Healthcare Services
First Lien Debt (j)(w)		(L + 5.75%) / (2.00%)	7.75%/0.00%	10/23/2018	10/23/2023	6,500	6,469	6,500
Common Equity (500 units) (h)(j)				10/23/2018			500	853

							6,969	7,353	2%
American AllWaste LLC (dba WasteWater Transport Services)	Environmental Industries
Second Lien Debt (j)		(L + 11.00%) / (2.00%)	13.00%/0.00%	5/31/2018	11/30/2023	17,503	17,428	17,503
Preferred Equity (500 units) (h)(j)				5/31/2018			500	316
Preferred Equity (207 units) (h)(j)				8/6/2019			250	250

							18,178	18,069	5%
Argo Turboserve Corporation	Business Services
Second Lien Debt (j)		(L + 10.75%) / (2.00%)	12.75%/0.00%	12/26/2018	6/28/2023	13,313	13,267	13,313	3%

AVC Investors, LLC (dba Auveco)	Specialty Distribution
Second Lien Debt (k)			11.50%/0.00%	1/3/2018	7/3/2023	22,500	22,443	22,500
Common Equity (5,000 units) (j)				1/3/2018			487	455

							22,930	22,955	6%
B&B Roadway and Security Solutions, LLC	Component Manufacturing
Second Lien Debt			11.25%/4.00%	2/27/2018	1/1/2022	10,800	10,774	10,569
Common Equity (50,000 units) (h)(j)				2/27/2018			497	—

							11,271	10,569	3%
Bandon Fitness (Texas), Inc.	Retail
First Lien Debt (j)(z)		(L + 6.50%) / (2.25%)	8.75%/0.25%	8/9/2019	8/9/2024	14,680	14,264	14,495
Common Equity (545,810 units) (j)				8/9/2019			931	542

							15,195	15,037	4%
BCC Group Holdings, Inc.	Information Technology Services
Subordinated Debt			11.00%/1.00%	1/28/2019	4/11/2023	18,304	18,195	18,304
Common Equity (451 shares)				1/28/2019			232	228
Preferred Equity (14 shares)				1/28/2019			143	143

							18,570	18,675	5%
BCM One Group Holdings, Inc.	Information Technology Services
Subordinated Debt (k)			11.00%/0.00%	1/3/2019	7/3/2024	29,000	28,889	29,000
Common Equity (1,143 shares)				1/3/2019			1	149
Preferred Equity (66 shares)				1/3/2019			665	665

							29,555	29,814	8%
Bedford Precision Parts LLC	Specialty Distribution
First Lien Debt (j)(s)		(L + 6.25%) / (2.00%)	8.25%/0.00%	3/12/2019	3/12/2024	4,555	4,530	4,422
Common Equity (500,000 units) (h)(j)				3/12/2019			500	277

							5,030	4,699	1%
Cardboard Box LLC (dba Anthony’s Coal Fired Pizza)	Restaurants
Common Equity (521,021 units) (j)				12/15/2015			521	—
Preferred Equity (1,043,133 units) (j)				12/6/2019			96	43

							617	43	0%
Combined Systems, Inc.	Aerospace & Defense Manufacturing
First Lien Debt		(L + 10.00%) / (2.00%)	12.00%/0.00%	1/31/2020	1/31/2025	7,700	7,650	7,700
Revolving Loan ($200 commitment) (j)(ac)		(L + 9.00%) / (2.00%)	11.00%/0.00%	1/31/2020	1/31/2025	3,800	3,778	3,800

							11,428	11,500	3%
ControlScan, Inc.	Information Technology Services
Subordinated Debt (j)			11.00%/0.00%	7/28/2017	1/28/2023	6,750	6,736	6,750
Common Equity (1,852 shares) (j)				7/28/2017			2	423
Preferred Equity (50 shares) (j)				7/28/2017			498	498

							7,236	7,671	2%
CRS Solutions Holdings, LLC (dba CRS Texas)	Business Services
Second Lien Debt			10.50%/1.50%	3/14/2018	4/30/2024	11,262	11,224	11,262
Common Equity (375,000 units) (h)(j)				3/14/2018			375	210

							11,599	11,472	3%
Diversified Search LLC	Business Services
First Lien Debt (k)(r)		(L + 8.00%) / (1.75%)	9.75%/0.00%	2/7/2019	2/7/2024	17,355	17,143	17,355
Common Equity (573 units) (h)(j)				2/7/2019			593	258

							17,736	17,613	5%
EBL, LLC (EbLens)	Retail
Second Lien Debt (j)			12.50%/1.50%	7/13/2017	1/13/2023	9,253	9,210	6,366
Common Equity (75,000 units) (j)				7/13/2017			750	—

							9,960	6,366	2%
ECM Industries, LLC	Component Manufacturing
Subordinated Debt (j)			11.50%/0.00%	4/30/2020	5/23/2026	11,500	11,286	11,286
Common Equity (1,000,000 units) (h)(j)				4/30/2020			1,000	1,000

							12,286	12,286	3%
French Transit, LLC	Consumer Products
First Lien Debt (j)		(L + 10.00%) / (2.25%)	12.25%/0.00%	6/21/2019	6/21/2024	4,116	4,086	4,116	1%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

September 30, 2020

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets
Global Plasma Solutions, Inc.	Component Manufacturing
First Lien Debt (j)(v)		(L + 5.00%) / (2.00%)	7.00%/0.00%	9/21/2018	9/21/2023	$4,338	$4,291	$4,338
Preferred Equity (947 shares) (j)				9/21/2018			360	423
Common Equity (947 shares) (j)				9/21/2018			15	4,429

							4,666	9,190	2%
Gurobi Optimization, LLC	Information Technology Services
Common Equity (3 shares)				12/19/2017			750	1,796	0%

Haematologic Technologies, Inc.	Healthcare Services
First Lien Debt (x)		(L + 7.25%) / (2.00%)	9.25%/0.00%	10/11/2019	10/11/2024	5,500	5,467	5,353
Common Equity (500 units) (h)(j)				10/11/2019			500	279

							5,967	5,632	1%
Hilco Plastics Holdings, LLC (dba Hilco Technologies)	Component Manufacturing
Second Lien Debt (j)			11.50%/1.50%	9/23/2016	12/31/2019	10,253	10,253	8,696
Revolving Loan (j)		(L + 6.50%) / (0.00%)	6.66%/0.00%	12/20/2019	12/15/2019	5,962	5,962	5,962
First Lien Debt (j)		(L + 6.95%) / (0.00%)	7.11%/0.00%	12/20/2019	12/15/2019	5,476	5,476	5,476
Preferred Equity (1,000,000 units) (h)(j)				4/18/2018			1,000	—
Common Equity (72,507 units) (h)(j)				9/23/2016			473	—

							23,164	20,134	5%
Hoonuit, LLC	Information Technology Services
Preferred Equity (610 units) (h)(j)				6/20/2019	1/1/2022		250	298	0%

Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt (k)			13.00%/0.00%	3/23/2016	9/23/2021	25,000	24,970	23,327
Common Equity (3,750 units)				3/23/2016			132	143

							25,102	23,470	6%
IBH Holdings, LLC (fka Inflexxion, Inc.)	Business Services
Common Equity (150,000 units)				6/20/2018			—	97	0%

Ipro Tech, LLC	Information Technology Services
First Lien Debt (j)(u)		(L + 8.50%) / (2.00%)	10.50%/0.00%	6/30/2020	6/30/2025	2,484	1,912	1,912	0%

K2 Merger Agreement Agent, LLC (fka K2 Industrial Services, Inc.) (n)	Industrial Cleaning & Coatings
Second Lien Debt (j)			0.00%/10.00%	1/28/2019	1/28/2021	2,087	2,087	2,087	1%

The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Second Lien Debt (k)			12.00%/0.00%	12/8/2017	6/8/2024	15,000	14,957	15,000
Common Equity (765 shares) (j)				12/8/2017			765	773

							15,722	15,773	4%
LNG Indy, LLC (dba Kinetrex Energy)	Oil & Gas Distribution
Second Lien Debt (k)			11.50%/1.50%	12/28/2016	11/12/2021	10,089	10,064	10,089
Common Equity (500 units)				12/28/2016			500	769

							10,564	10,858	3%
Mesa Line Services, LLC	Utilities: Services
Second Lien Debt (j)			10.50%/1.75%	11/30/2017	8/1/2024	17,452	17,378	17,452
Common Equity (981 shares) (j)				11/30/2017			1,148	853

							18,526	18,305	5%
Midwest Transit Equipment, Inc.	Transportation services
Warrant (7,192 shares) (j)(m)				6/23/2017			180	64
Warrant (9.59% of Junior Subordinated Notes) (j)(q)				6/23/2017			190	245

							370	309	0%
NGT Acquisition Holdings, LLC (dba Techniks Industries)	Component Manufacturing
Common Equity (378 units) (j)				5/24/2017			500	219	0%

OMC Investors, LLC (dba Ohio Medical Corporation)	Healthcare Products
Second Lien Debt			12.00%/0.00%	1/15/2016	6/30/2022	10,000	9,982	10,000
Common Equity (5,000 units)				1/15/2016			487	906

							10,469	10,906	3%
Palisade Company, LLC	Information Technology Services
Subordinated Debt (j)			11.75%/0.00%	11/15/2018	5/15/2024	6,500	6,479	6,500
Common Equity (50 shares) (j)				11/15/2018			500	585

							6,979	7,085	2%
Palmetto Moon, LLC	Retail
First Lien Debt (j)			11.50%/2.50%	11/3/2016	10/31/2021	4,828	4,820	4,512
Common Equity (499 units) (j)				11/3/2016			494	44

							5,314	4,556	1%
Power Grid Components, Inc.	Specialty Distribution
Second Lien Debt (k)			11.00%/1.00%	4/12/2018	12/2/2025	22,375	22,296	22,375
Preferred Equity (392 shares) (j)				4/12/2018			392	496
Preferred Equity (48 shares) (j)				12/2/2019			48	61
Common Equity (10,622 shares) (j)				4/12/2018			462	706

							23,198	23,638	6%
Prime AE Group, Inc.	Business Services
First Lien Debt (j)		(L + 6.25%) / (2.00%)	8.25%/0.00%	11/25/2019	11/25/2024	7,000	6,840	7,000
Preferred Equity (500,000 shares) (j)				11/25/2019			500	559

							$7,340	$7,559	2%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

September 30, 2020

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets
Pugh Lubricants, LLC	Specialty Distribution
Second Lien Debt (k)			12.25%/0.00%	11/10/2016	5/10/2022	$26,581	$26,530	$26,631
Common Equity (3,062 units) (h)(j)				11/10/2016			308	735

							26,838	27,366	7%
Revenue Management Solutions, LLC	Information Technology Services
Common Equity (113 shares)				1/4/2017			1,125	2,887	1%

Rhino Assembly Company, LLC	Specialty Distribution
Second Lien Debt (k)			12.00%/1.00%	8/11/2017	2/11/2023	11,527	11,499	10,974
Delayed Draw Commitment ($875 commitment) (i)(j)			12.00%/1.00%	8/11/2017	5/17/2022	—	—	—
Preferred Equity (8,864 units) (h)(j)				8/11/2017			944	604

							12,443	11,578	3%
Road Safety Services, Inc.	Business Services
Second Lien Debt			11.25%/1.50%	9/18/2018	3/18/2024	10,339	10,309	10,339
Common Equity (655 units)				9/18/2018			621	1,022

							10,930	11,361	3%
Rohrer Corporation	Packaging
Subordinated Debt (j)			10.50%/1.00%	10/1/2018	4/1/2024	13,981	13,937	13,981
Common Equity (400 shares) (j)				7/18/2016			780	1,307

							14,717	15,288	4%
Routeware, Inc.	Information Technology Services
First Lien Debt (k)(aa)		(L + 7.00%) / (1.75%)	8.75%/0.00%	2/7/2020	2/7/2025	14,926	14,846	14,926	4%

SES Investors, LLC (dba SES Foam)	Building Products Manufacturing
Second Lien Debt			13.00%/0.00%	9/8/2016	12/29/2022	2,500	2,497	2,500
Common Equity (6,000 units) (h)(j)				9/8/2016			562	1,547

							3,059	4,047	1%
Software Technology, LLC	Information Technology Services
Subordinated Debt (k)			11.00%/0.00%	12/23/2016	6/23/2023	10,000	9,978	10,000
Common Equity (6 shares)				12/23/2016			646	854

							10,624	10,854	3%
Specialized Elevator Services Holdings, LLC	Business Services
First Lien Debt (j)(y)		(L + 5.50%) / (2.00%)	7.50%/0.00%	5/7/2019	5/3/2024	12,889	12,774	12,889
Common Equity (500 units) (j)				5/8/2019			596	608

							13,370	13,497	3%
SpendMend LLC	Business Services
Common Equity (1,000,000 units)				1/8/2018			972	1,913	0%

TransGo, LLC	Component Manufacturing
Common Equity (500 units) (j)				2/28/2017			481	743	0%

The Tranzonic Companies	Specialty Distribution
Subordinated Debt (j)			10.00%/1.00%	3/27/2018	3/27/2025	6,984	6,939	6,984
Preferred Equity (5,653 units) (j)				3/27/2018			565	712
Common Equity (1 units) (j)				3/27/2018			—	354

							7,504	8,050	2%
UBEO, LLC	Business Services
Subordinated Debt (j)			11.00%/0.00%	4/3/2018	10/3/2024	13,893	13,808	13,596
Common Equity (705,000 units) (h)(j)				4/3/2018			668	810

							14,476	14,406	4%
United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)(j)				4/1/2012			1,008	—
Warrant (57,469 units) (j)(m)				3/5/2012			566	—

							1,574	—	0%
Virginia Tile Company, LLC	Specialty Distribution
Second Lien Debt (j)			12.25%/0.00%	12/19/2014	4/7/2022	12,000	11,995	12,000
Common Equity (17 units) (j)				12/19/2014			343	463

							12,338	12,463	3%
Western’s Smokehouse, LLC	Consumer Products
First Lien Debt (j)(ab)		(L + 6.50%) / (1.25%)	7.75%/0.00%	2/28/2020	12/23/2024	10,000	9,868	9,924	3%

Wheel Pros, Inc.	Specialty Distribution
Second Lien Debt (j)		(L + 8.50%) / (0.00%)	8.65%/0.00%	5/17/2019	4/4/2026	20,000	19,840	20,000
Preferred Equity (347,222 units) (j)				5/15/2019			632	950

							20,472	20,950	5%
Worldwide Express Operations, LLC	Transportation services
Second Lien Debt (j)		(L + 8.00%) / (1.00%)	9.00%/0.00%	2/27/2017	2/3/2025	20,000	19,778	19,703
Common Equity (2,000 units) (h)(j)				2/27/2017			1,478	1,853

							21,256	21,556	6%

Total Non-control/Non-affiliate Investments							$644,455	$613,564	158%

Total Investments							$716,419	$715,405	184%

(a)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(b)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(c)	All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.
(d)

Variable rate investments bear interest at a rate indexed to LIBOR (L), which is reset monthly, bimonthly, quarterly, or semi-annually. Certain variable rate investments also include a LIBOR interest rate floor. For each investment, the Company has provided the spread over the reference rate and the LIBOR floor, if any, as of September 30, 2020.

(e)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of September 30, 2020. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
(f)	Investment date represents the date of the initial investment in the security.
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
(i)

The disclosed commitment represents the unfunded amount as of September 30, 2020. The Company is earning 0.50% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate which will be earned if the commitment is funded.

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

September 30, 2020

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

(n)	Investment in portfolio company that has sold its operations and is in the process of winding down.
(o)	Income producing. Maturity date, if any, represents mandatory redemption date.
(p)	Investment was on non-accrual status as of September 30, 2020, meaning the Company has ceased recognizing interest income on the investment.
(q)	Warrant entitles the Company to purchase 9.59% of the outstanding principal of Junior Subordinated Notes prior to exercise, and is non-income producing.
(r)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 6.03% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(s)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.79% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(v)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.97% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(w)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.35% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(x)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.69% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(y)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.97% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ab)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.10% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ac)

The disclosed commitment represents the unfunded amount as of September 30, 2020. The Company is earning 1.00% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits included in the income tax provision, if any. There were no material uncertain income tax positions at September 30, 2020 and December 31, 2019. The Company’s tax returns are generally subject to examination by U.S. federal and most state tax authorities for a period of three years from the date the respective returns are filed, and, accordingly, the Company’s 2017 through 2019 tax years remain subject to examination.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Earnings and net asset value per share: The earnings per share calculations for the three and nine months ended September 30, 2020 and 2019, are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Stock Repurchase Program: The Company has an open market stock repurchase program (the “Stock Repurchase Program”) under which the Company may acquire up to $5,000 of its outstanding common stock. Under the Stock Repurchase Program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by the Company’s management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 26, 2020, the Board extended the Stock Repurchase Program through December 31, 2021, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require the Company to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. During the three and nine months ended September 30, 2020, the Company repurchased zero and 25,719 shares of common stock on the open market for zero and $268, respectively. The Company did not make any repurchases of common stock during the three and nine months ended September 30, 2019, respectively. Refer to Note 8 for additional information concerning stock repurchases.

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

SEC Rule 12b-2 Update:

In March 2020, the SEC adopted a final rule under SEC Release No. 34-88365 (the “Final Rule”), amending the accelerated filer and large accelerated filer definitions in Exchange Act Rule 12b-2. The amendments include a provision under which a BDC will be excluded from the “accelerated filer” and “large accelerated filer” definitions if the BDC has (1) a public float of $75,000 or more, but less than $700,000, and (2) has annual investment income of less than $100,000. In addition, BDCs are subject to the same transition provisions for accelerated filer and large accelerated filer status as other issuers, but instead substituting investment income for revenue. The amendments will reduce the number of issuers required to comply with the auditor attestation on the internal control over financial reporting requirement provided under Section 404(b) of the Sarbanes-Oxley Act of 2002. The Final Rule applies to annual report filings due on or after April 27, 2020. The Company is currently assessing this Final Rule, but believes it will no longer be an accelerated filer.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

As of September 30, 2020, the Company had active investments in 63 portfolio companies and residual investments in three portfolio companies that have sold their underlying operations. The aggregate fair value of the total portfolio was $715,405 and the weighted average effective yield on the Company’s debt investments was 12.1% as of such date. As of September 30, 2020, the Company held equity investments in 89.4% of its portfolio companies and the weighted average fully diluted equity ownership in those portfolio companies was 6.0%. The weighted average fully diluted equity ownership was computed using the fully diluted equity ownership for equity investments (including warrants) at cost as of September 30, 2020.

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

The weighted average yield of the Company’s debt investments is not the same as a return on investment for its stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of all of the Company’s and its subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of September 30, 2020 and December 31, 2019, including accretion of OID and debt investment origination fees, but excluding investments on non-accrual status, if any.

Purchases of debt and equity investments for the nine months ended September 30, 2020 and 2019 totaled $86,121 and $175,535, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the nine months ended September 30, 2020 and 2019 totaled $110,149 and $98,805, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	September 30, 2020		December 31, 2019		September 30, 2020		December 31, 2019
Second Lien Debt	$352,223	49.2%	$383,077	49.9%	$392,372	54.8%	$392,196	55.7%
Subordinated Debt	144,109	20.1	140,843	18.4	143,876	20.1	140,670	20.0
First Lien Debt	130,680	18.3	108,327	14.1	130,176	18.2	107,718	15.3
Equity	85,789	12.0	126,564	16.5	46,801	6.5	58,091	8.2
Warrants	2,604	0.4	8,108	1.1	3,194	0.4	5,824	0.8
Royalty Rights	—	—	—	—	—	—	—	—

Total	$715,405	100.0%	$766,919	100.0%	$716,419	100.0%	$704,499	100.0%

All investments made by the Company as of September 30, 2020 and December 31, 2019 were made in portfolio companies headquartered in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	September 30, 2020		December 31, 2019		September 30, 2020		December 31, 2019
Midwest	$206,454	28.9%	$208,248	27.1%	$178,520	24.9%	$181,353	25.7%
Southeast	149,391	20.9	159,959	20.9	140,147	19.6	138,142	19.6
Northeast	138,306	19.3	154,713	20.2	143,594	20.0	142,054	20.2
West	87,372	12.2	76,251	9.9	88,518	12.4	76,587	10.9
Southwest	133,882	18.7	167,748	21.9	165,640	23.1	166,363	23.6

Total	$715,405	100.0%	$766,919	100.0%	$716,419	100.0%	$704,499	100.0%

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The following table shows portfolio composition by type and by geographic region at fair value as a percentage of net assets.

By Type			By Geographic Region
	September 30, 2020	December 31, 2019		September 30, 2020	December 31, 2019
Second Lien Debt	90.4%	92.8%	Midwest	53.0%	50.5%
Subordinated Debt	37.0	34.2	Southeast	38.3	38.8
First Lien Debt	33.5	26.3	Northeast	35.5	37.5
Equity	22.0	30.7	West	22.4	18.5
Warrants	0.7	2.0	Southwest	34.4	40.7
Royalty Rights	—	—

Total	183.6%	186.0%	Total	183.6%	186.0%

As of September 30, 2020 and December 31, 2019, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio on a fair value or cost basis.

As of September 30, 2020 and December 31, 2019, the Company had debt investments in one portfolio company on non-accrual status:

	September 30, 2020		December 31, 2019
Portfolio Company	Fair Value	Cost	Fair Value	Cost
Accent Food Services, LLC	$5,333	$35,328	$33,067	$35,327

Total	$5,333	$35,328	$33,067	$35,327

Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of control and affiliate investments as of December 31, 2019 and any additions and reductions made to such investments during the nine months ended September 30, 2020, the ending fair value as of September 30, 2020, and the total investment income earned on such investments during the period.

						Nine Months Ended September 30, 2020
Portfolio Company (1)	September 30, 2020 Principal Amount - Debt Investments	December 31, 2019 Fair Value	Gross Additions (2)	Gross Reductions (3)	September 30, 2020 Fair Value	Net Realized Gains (Losses) (4)	Net Change in Unrealized Appreciation (Depreciation)	Interest Income	Payment-in- kind Interest Income	Dividend Income	Fee Income
Control Investments
FDS Avionics Corp. (dba Flight Display Systems)	$5,007	$5,403	$328	$(1,661)	$4,070	$—	$(1,661)	$221	$326	$—	$—
US GreenFiber, LLC	21,135	16,417	4,524	(1,022)	19,919	—	504	1,127	997	—	—

Total Control Investments	$26,142	$21,820	$4,852	$(2,683)	$23,989	$—	$(1,157)	$1,348	$1,323	$—	$—

Affiliate Investments
FAR Research Inc.	$—	$28	$—	$—	$28	$—	$—	$—	$—	$—	$—
Fiber Materials, Inc.	—	10,449	9,681	(20,088)	42	9,681	(9,762)	—	—	355	—
Medsurant Holdings, LLC	8,031	16,980	1,720	(7,660)	11,040	1,714	(2,223)	859	—	—	72
Microbiology Research Associates, Inc.(5)	—	11,611	21	(11,632)	—	—	(751)	84	11	—	—
Mirage Trailers LLC	6,327	7,218	147	(1,038)	6,327	—	(1,037)	531	76	4	—
Pfanstiehl, Inc.	6,208	32,822	13,727	(13,237)	33,312	12,812	912	491	—	106	—
Pinnergy, Ltd.	—	32,978	—	(15,976)	17,002	—	(15,974)	—	—	—	—
Steward Holding LLC (dba Steward Advanced Materials)	7,754	9,469	632	—	10,101	—	540	698	88	—	—

Total Affiliate Investments	$28,320	$121,555	$25,928	$(69,631)	$77,852	$24,207	$(28,295)	$2,663	$175	$465	$72

(1)	The investment type, industry, ownership detail for equity investments, and if the investment is income producing is disclosed in the consolidated schedule of investments.
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

(5)	Portfolio company was transferred to Non-control/Non-affiliate investments from Affiliate investments during the nine months ended September 30, 2020.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Unconsolidated Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine which of its unconsolidated controlled portfolio companies, if any, are considered “significant subsidiaries.” In evaluating these unconsolidated controlled portfolio companies, there are three tests utilized to determine if any of the Company’s Control Investments (as defined in Note 2) are considered significant subsidiaries: the investment test, the asset test and the income test. The income test is measured by dividing the absolute value of the combined total of investment income, net realized gain (loss) and net unrealized appreciation (depreciation) from each Control Investment for the period being tested by the absolute value of the Company’s pre-tax income for the same period. Rule 3-09 of Regulation S-X, as interpreted by the SEC, requires the Company to include separate audited financial statements of an unconsolidated majority-owned subsidiary (Control Investments in which the Company owns greater than 50% of the voting securities) in an annual report if any of the three tests exceeds 20% of the Company’s total assets or total income, as applicable. Rule 4-08(g) of Regulation S-X requires summarized financial information of a Control Investment in an annual report if any of the three tests exceeds 10% of the Company’s annual total amounts and Rule 10-01(b)(1) of Regulation S-X requires summarized financial information in a quarterly report if any of the three tests exceeds 20% of the Company’s year-to-date total amounts.

As of September 30, 2020 and December 31, 2019, the Company had no single investment that represented greater than 10% of its total investment portfolio at fair value and no single investment whose total assets represented greater than 10% of its total assets. After performing the income test for the nine months ended September 30, 2020, the Company determined that its income from US GreenFiber, LLC (“US GreenFiber”) and FDS Avionics Corp. (dba Flight Display Systems) (“FDS”) generated more than 20% of its total income, primarily due to the net unrealized appreciation (depreciation) that was recognized by the Company for the nine months ended September 30, 2020. As such, US GreenFiber and FDS, unconsolidated portfolio companies that were Control Investments, were considered significant subsidiaries at the 20% level as of September 30, 2020.

Based on the requirements under Regulation S-X Rule 10-01(b)(1), the summarized unaudited consolidated financial information of US GreenFiber and FDS is presented below:

	September 30, 2020	December 31, 2019
Balance Sheet Data	(dollars in thousands)
Current assets	$18,437	$22,943
Noncurrent assets	37,382	40,619

Total assets	$55,819	$63,562

Current liabilities	$16,618	$30,566
Noncurrent liabilities	54,849	37,194

Total liabilities	71,467	67,760

Total equity	(15,648)	(4,198)

Total liabilities and equity	$55,819	$63,562

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Summary of Operations	(dollars in thousands)
Total revenue	$23,962	$24,045	$65,983	$72,403
Gross profit	$2,829	$4,101	$7,424	$12,020
Net income (loss)	$(4,118)	$(2,707)	$(13,013)	$(9,328)

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

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the nine months ended September 30, 2020 and 2019.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2020 and 2019:

	Second Lien Debt	Subordinated Debt	First Lien Debt	Equity	Warrants	Royalty Rights	Total
Balance, December 31, 2018	$366,517	$104,225	$51,790	$106,707	$13,743	$—	$642,982
Net realized gains (losses) on investments	—	—	—	9,016	—	(185)	8,831
Net change in unrealized appreciation (depreciation) on investments	239	1,898	(12,899)	5,183	(912)	185	(6,306)
Purchase of investments	43,445	70,036	55,150	6,904	—	—	175,535
Proceeds from sales and repayments of investments	(39,475)	(32,045)	(13,433)	(13,852)	—	—	(98,805)
Interest and dividend income paid-in-kind	6,854	885	99	—	—	—	7,838
Proceeds from loan origination fees	(135)	(435)	(909)	(1)	—	—	(1,480)
Accretion of loan origination fees	408	235	150	3	—	—	796
Accretion of original issue discount	34	—	17	—	—	—	51

Balance, September 30, 2019	$377,887	$144,799	$79,965	$113,960	$12,831	$—	$729,442

Balance, December 31, 2019	$383,077	$140,843	$108,327	$126,564	$8,108	$—	$766,919
Net realized gains (losses) on investments	81	—	(4)	30,958	1,862	—	32,897
Net change in unrealized appreciation (depreciation) on investments	(31,030)	60	(105)	(29,485)	(2,874)	—	(63,434)
Purchase of investments	22,000	13,500	49,239	1,382	—	—	86,121
Proceeds from sales and repayments of investments	(25,195)	(10,565)	(26,264)	(43,633)	(4,492)	—	(110,149)
Interest and dividend income paid-in-kind	3,022	371	118	—	—	—	3,511
Proceeds from loan origination fees	(158)	(250)	(1,036)	—	—	—	(1,444)
Accretion of loan origination fees	380	150	333	3	—	—	866
Accretion of original issue discount	46	—	72	—	—	—	118

Balance, September 30, 2020	$352,223	$144,109	$130,680	$85,789	$2,604	$—	$715,405

Net change in unrealized appreciation and (depreciation) of $12,489 and $(62,591) for the three and nine months ended September 30, 2020, respectively, was attributable to Level 3 investments held at September 30, 2020. Net change in unrealized (depreciation) of $(10,334) and $(14,655) for the three and nine months ended September 30, 2019 was attributable to Level 3 investments held at September 30, 2019.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of September 30, 2020 and December 31, 2019. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Fair Value at September 30, 2020	Valuation Techniques	Unobservable Inputs	Range (weighted average)(1)
Debt investments:
Second Lien Debt	$312,191	Discounted cash flow	Weighted average cost of capital	8.9% - 27.0% (14.1%)
	32,611	Enterprise value	EBITDA multiples	4.0x - 5.5x (5.0x)
	5,334	Enterprise value	Revenue multiples	0.8x - 0.8x (0.8x)
	2,087	Enterprise value	Asset Coverage	1.2x - 1.2x (1.2x)
Subordinated Debt	144,109	Discounted cash flow	Weighted average cost of capital	10.9% - 13.8% (12.0%)
First Lien Debt	122,052	Discounted cash flow	Weighted average cost of capital	6.9% - 16.3% (12.0%)
	4,512	Enterprise value	Revenue multiples	0.6x - 0.6x (0.6x)
	4,116	Enterprise value	Asset Coverage	1.6x - 1.6x (1.6x)
Equity investments:
Equity	85,491	Enterprise value	EBITDA multiples	3.9x - 14.5x (7.8x)
	298	Enterprise value	Revenue multiples	1.1x - 4.4x (4.4x)
Warrants	2,604	Enterprise value	EBITDA multiples	4.0x - 6.0x (5.8x)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

	Fair Value at December 31, 2019	Valuation Techniques	Unobservable Inputs	Range (weighted average)(1)
Debt investments:
Second Lien Debt	$364,351	Discounted cash flow	Weighted average cost of capital	10.3% - 18.2% (13.2%)
	16,417	Enterprise value	EBITDA multiples	5.3x - 5.3x (5.3x)
	2,309	Enterprise value	Asset Coverage	1.2x - 1.2x (1.2x)
Subordinated Debt	140,843	Discounted cash flow	Weighted average cost of capital	10.9% - 21.6% (12.0%)
First Lien Debt	101,162	Discounted cash flow	Weighted average cost of capital	8.4% - 14.8% (11.8%)
	7,165	Enterprise value	Revenue multiples	4.4x - 4.4x (4.4x)
Equity investments:
Equity	125,370	Enterprise value	EBITDA multiples	3.5x - 20.7x (8.5x)
	1,194	Enterprise value	Revenue multiples	1.2x - 4.4x (2.0x)
Warrants	8,108	Enterprise value	EBITDA multiples	4.0x - 7.0x (6.6x)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The following tables summarize the carrying value and fair value of the Company’s debt obligations as of September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
SBA debentures (2)	$147,000	$147,000	$157,500	$157,500
Credit Facility borrowings (3)	23,000	23,000	25,000	25,000
2023 Notes (4)	50,000	49,100	50,000	51,900
February 2024 Notes (4)	69,000	68,310	69,000	72,422
November 2024 Notes (4)	63,250	61,428	63,250	65,148

Total	$352,250	$348,838	$364,750	$371,970

(1)	Carrying value represents the outstanding principal balance of the debt obligation.
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

The following table summarizes the inputs used to value the Company’s debt obligations if measured at fair value as of September 30, 2020 and December 31, 2019.

	Fair Value
Valuation Inputs	September 30, 2020	December 31, 2019
Level 1	$178,838	$189,470
Level 2	—	—
Level 3	170,000	182,500

Total	$348,838	$371,970

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

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement was $3,223 and $9,688 for the three and nine months ended September 30, 2020, respectively and $3,179 and $9,066, for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020 and December 31, 2019, the base management fee payable was $3,224 and $3,334, respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee was $2,374 and $6,342, for the three and nine months ended September 30, 2020, respectively, and $2,163 and $5,947, for the three and nine months ended September 30, 2019, respectively. The Investment Advisor, in consultation with the Board, agreed to voluntarily waive $423 of the income incentive fee for the nine months ended September 30, 2020. There was no income incentive fee waiver for the three months ended September 30, 2020. There was no income incentive fee waiver for the three and nine months ended September 30, 2019. As of September 30, 2020 and December 31, 2019, the income incentive fee payable was $2,374 and $1,497, respectively.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid in cash to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and losses since the Formation Transactions (realized capital gains and losses include realized gains and losses on investments, net of income tax provision from realized gains on investments, and realized losses on extinguishment of debt), and the aggregate unrealized capital depreciation on investments as of the date of the calculation. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains on investments, less cumulative aggregate realized capital losses on investments, less aggregate unrealized capital depreciation on investments, and less cumulative aggregate realized losses on extinguishment of debt. If this number is positive at the end of such year, then the capital gains incentive fee to be paid in cash for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of September 30, 2020 and December 31, 2019, the capital gains incentive fee payable in cash was $0 (as cumulative aggregate realized capital gains and losses on investments plus aggregate unrealized capital depreciation on investments plus realized losses on extinguishment of debt was negative as of each period). The aggregate amount of capital gains incentive fees paid from the IPO through September 30, 2020 was $348.

In addition, the Company accrues, but does not pay in cash, a capital gains incentive fee in connection with any unrealized capital appreciation on investments, as applicable. If, on a cumulative basis, the sum of (i) net realized gains/(losses) on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of (i) net realized gains/(losses) on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt. The capital gains incentive fee accrued (reversed) during the three and nine months ended September 30, 2020 was $2,761 and $(6,380) respectively, and $1,307 and $373 for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020 and December 31, 2019, the accrued capital gains incentive fee payable was $6,335 and $12,715, respectively.

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

Administration Agreement: The Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 4, 2020, the Board approved the renewal of the Administration Agreement through June 20, 2021. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides clerical, bookkeeping, and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies to which the Company is required to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies, including “dead deal” expenses. Under the Administration Agreement, administrative service expenses for the three and nine months ended September 30, 2020 were $412 and $1,242, respectively, and $422 and $1,199 for the three and nine months ended September 30, 2019. As of September 30, 2020 and December 31, 2019, the accrued administrative service expense payable was $554 and $528, respectively.

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

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of September 30, 2020 and December 31, 2019, the Company was in compliance in all material respect with the terms of the Credit Facility.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs; such debentures have 10-year terms with the entire principal balance due at maturity and are guaranteed by the SBA. Interest on SBA debentures is payable semi-annually on March 1 and September 1. As of September 30, 2020 and December 31, 2019, approved and unused SBA debenture commitments were $11,500 and $17,500, respectively. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

As of September 30, 2020 and December 31, 2019, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling Date (1)	Maturity Date	Fixed Interest Rate	September 30, 2020	December 31, 2019
9/24/2014	9/1/2024	3.775%	$—	$1,000
3/25/2015	3/1/2025	3.277	22,500	22,500
9/23/2015	9/1/2025	3.571	16,700	16,700
3/23/2016	3/1/2026	3.267	1,500	1,500
3/23/2016	3/1/2026	3.249	21,800	21,800
9/21/2016	9/1/2026	2.793	500	500
3/29/2017	3/1/2027	3.587	10,000	10,000
9/20/2017	9/1/2027	3.260	1,000	1,000
9/20/2017	9/1/2027	3.190	33,000	33,000
3/21/2018	3/1/2028	3.859	16,000	16,000
3/21/2018	3/1/2028	3.534	10,500	15,500
9/19/2018	9/1/2028	3.895	—	9,500
9/19/2018	9/1/2028	4.220	—	1,000
9/25/2019	9/1/2029	2.377	7,500	7,500
3/25/2020	3/1/2030	2.172	6,000	—

Total outstanding SBA debentures			$147,000	$157,500

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.

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

As of September 30, 2020, the aggregate amount outstanding of the senior securities issued by the Company was $205,250, for which our asset coverage was 289.8%. The SBA-guaranteed debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC effective June 30, 2014. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

Interest and Financing Expenses

Interest and fees related to the Company’s debt for the three and nine months ended September 30, 2020 and 2019 which are included in interest and financing expenses on the consolidated statements of operations, were as follows:

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
	SBA debentures	Credit Facility	Public Notes	Total	SBA debentures	Credit Facility	Public Notes	Total
Stated interest expense	$1,285	$392	$2,619	$4,296	$1,439	$756	$1,769	$3,964
Amortization of deferred financing costs	136	116	330	582	152	84	221	457

Total interest and financing expenses	$1,421	$508	$2,949	$4,878	$1,591	$840	$1,990	$4,421

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
	SBA debentures	Credit Facility	Public Notes	Total	SBA debentures	Credit Facility	Public Notes	Total
Stated interest expense	$3,918	$1,246	$7,857	$13,021	$4,399	$1,631	$4,852	$10,882
Amortization of deferred financing costs	416	282	982	1,680	461	251	603	1,315

Total interest and financing expenses	$4,334	$1,528	$8,839	$14,701	$4,860	$1,882	$5,455	$12,197

Weighted average stated interest rate, period end	3.297%	3.188%	5.749%	4.558%	3.392%	5.063%	5.947%	4.602%
Unused commitment fee rate, period end	N/A	0.890%	N/A	0.890%	N/A	0.500%	N/A	0.500%

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Realized Losses on Extinguishment of Debt

During the nine months ended September 30, 2020 and 2019, the Company prepaid $16,500 and $41,000 of SBA debentures, respectively, which were scheduled to mature on dates ranging from 2024 to 2028 and 2021 to 2025, respectively. As a result of the prepayments, the Company recognized realized losses on extinguishment of debt of $299 and $399, respectively, equal to the write-off of the related unamortized deferred financing costs, during the nine months ended September 30, 2020 and 2019.

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations, using the effective interest method, over the term of the respective financing instrument. Deferred financing costs related to the Credit Facility, SBA debentures, and Public Notes as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020				December 31, 2019
	SBA debentures	Credit Facility	Public Notes	Total	SBA debentures	Credit Facility	Public Notes	Total
SBA debenture commitment fees	$1,750	$—	$—	$1,750	$1,750	$—	$—	$1,750
SBA debenture leverage fees	3,966	—	—	3,966	3,820	—	—	3,820
Credit Facility upfront fees	—	3,238	—	3,238	—	2,894	—	2,894
Public Notes underwriting discounts	—	—	5,468	5,468	—	—	5,468	5,468
Public Notes debt issue costs	—	—	1,147	1,147	—	—	1,147	1,147

Total deferred financing costs	5,716	3,238	6,615	15,569	5,570	2,894	6,615	15,079
Less: accumulated amortization	(2,587)	(2,075)	(2,248)	(6,910)	(1,872)	(1,793)	(1,266)	(4,931)

Unamortized deferred financing costs	$3,129	$1,163	$4,367	$8,659	$3,698	$1,101	$5,349	$10,148

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures, Credit Facility and Public Notes liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of September 30, 2020 and December 31, 2019:

	September 30, 2020				December 31, 2019
	SBA debentures	Credit Facility	Public Notes	Total	SBA debentures	Credit Facility	Public Notes	Total
Outstanding debt	$147,000	$23,000	$182,250	$352,250	$157,500	$25,000	$182,250	$364,750
Less: unamortized deferred financing costs	(3,129)	(1,163)	(4,367)	(8,659)	(3,698)	(1,101)	(5,349)	(10,148)

Debt, net of deferred financing costs	$143,871	$21,837	$177,883	$343,591	$153,802	$23,899	$176,901	$354,602

As of September 30, 2020, the Company’s debt liabilities are scheduled to mature as follows (1):

Year	SBA debentures	Credit Facility	Public Notes	Total
2020	$—	$—	$—	$—
2021	—	—	—	—
2022	—	—	—	—
2023	—	23,000	50,000	73,000
2024	—	—	132,250	132,250
Thereafter	147,000	—	—	147,000

Total	$147,000	$23,000	$182,250	$352,250

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to portfolio companies to fund various undrawn revolving loans, other debt investments and capital commitments totaling $3,957 and $4,757 as of September 30, 2020 and December 31, 2019, respectively. Such outstanding commitments are summarized in the following table:

	September 30, 2020				December 31, 2019
Portfolio Company - Investment	Total Commitment		Unfunded Commitment		Total Commitment		Unfunded Commitment
Combined Systems, Inc. - Revolving Loan	$4,000		$200		$—		$—
FDS Avionics Corp. (dba Flight Display Systems)—Revolving Loan	250		30		250		30
French Transit, LLC - Revolving Loan	—		—		1,000		1,000
Rhino Assembly Company, LLC - Delayed Draw Commitment	875		875		875		875
Safety Products Group, LLC - Common Equity (Units)	2,852	(1)	2,852	(1)	2,852	(1)	2,852	(1)

Total	$7,977		$3,957		$4,977		$4,757

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

Common Stock ATM Program

On August 21, 2014, the Company entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which the Company could sell, by means of at-the-market offerings from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50,000 (the “ATM Program”). There were no issuances of common stock under the ATM program during the last two fiscal years and for the nine months ended September 30, 2020.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Stock Repurchase Program

As described in Note 2, the Company has a Stock Repurchase Program under which the Company may acquire up to $5,000 of its outstanding common stock. During the three and nine months ended September 30, 2020, the Company repurchased zero and 25,719 shares of common stock, respectively, on the open market for zero and $268, respectively. The Company did not make any repurchases of common stock during the three and nine months ended September 30, 2019. The Company’s NAV per share increased by approximately zero and $0.01 for the three and nine months ended September 30, 2020, as a result of the share repurchases. The following table summarizes the Company’s share repurchases under the Stock Repurchase Program for the three and nine months ended September 30, 2020 and 2019:

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

The Company had 24,437,400 and 24,463,119 shares of common stock outstanding as of September 30, 2020 and December 31, 2019, respectively.

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the last two fiscal years and for the nine months ended September 30, 2020.

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distribution	Cash Distribution	DRIP Shares Value		DRIP Shares		DRIP Share Issue Price
Fiscal Year Ended December 31, 2018:
2/13/2018	3/9/2018	3/23/2018	$0.39	$9,558	$9,558	$—	(2)	—	(2)	—
4/30/2018	6/8/2018	6/22/2018	0.39	9,541	9,541	—	(2)	—	(2)	—
7/30/2018	9/7/2018	9/21/2018	0.39	9,540	9,540	—	(2)	—	(2)	—
10/30/2018	12/7/2018	12/21/2018	0.39	9,541	9,541	—	(2)	—	(2)	—
10/30/2018 (1)	12/7/2018	12/21/2018	0.04	978	978	—	(2)	—	(2)	—

			$1.60	$39,158	$39,158	$—		—

Fiscal Year Ended December 31, 2019:
1/31/2019	3/8/2019	3/22/2019	$0.39	$9,541	$9,541	$—	(2)	—	(2)	—
4/29/2019	6/7/2019	6/21/2019	0.39	9,540	9,540	—	(2)	—	(2)	—
7/29/2019	9/6/2019	9/20/2019	0.39	9,541	9,541	—	(2)	—	(2)	—
10/29/2019	12/6/2019	12/20/2019	0.39	9,541	9,541	—	(2)	—	(2)	—
10/29/2019 (1)	12/6/2019	12/20/2019	0.04	978	978	—	(2)	—	(2)	—

			$1.60	$39,141	$39,141	$—		—

Nine Months Ended September 30, 2020:
2/14/2020	3/13/2020	3/27/2020	$0.39	$9,537	$9,537	$—	(2)	—	(2)	—
4/29/2020	6/12/2020	6/26/2020	0.30	7,331	7,331	—	(2)	—	(2)	—
8/03/2020	9/11/2020	9/25/2020	0.30	7,331	7,331	—	(2)	—	(2)	—

			$0.99	$24,199	$24,199	$—		—

(1)	Special dividend.
(2)

During the nine months ended September 30, 2020 and the years ended December 31, 2019 and 2018, the Company directed the DRIP program plan administrator to repurchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock in lieu of issuing new shares. Accordingly, the Company purchased and reissued shares to satisfy the DRIP obligation as follows:

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Fiscal Year Ended December 31, 2018:	Number of Shares Purchased and Reissued	Average Price Paid Per Share	Total Amount Paid
January 1, 2018 through March 31, 2018	16,503	$12.97	$214
April 1, 2018 through June 30, 2018	16,216	14.48	235
July 1, 2018 through September 30, 2018	16,207	14.83	240
October 1, 2018 through December 31, 2018	29,152	11.85	346

Total	78,078	$13.25	$1,035

Fiscal Year Ended December 31, 2019:	Number of Shares Purchased and Reissued	Average Price Paid Per Share	Total Amount Paid
January 1, 2019 through March 31, 2019	21,855	$15.25	$333
April 1, 2019 through June 30, 2019	14,067	16.23	228
July 1, 2019 through September 30, 2019	15,289	15.35	235
October 1, 2019 through December 31, 2019	17,525	15.27	268

Total	68,736	$15.48	$1,064

Nine Months Ended September 30, 2020:	Number of Shares Purchased and Reissued	Average Price Paid Per Share	Total Amount Paid
January 1, 2020 through March 31, 2020	31,586	$7.58	$239
April 1, 2020 through June 30, 2020	21,904	9.04	198
July 1, 2020 through September 30, 2020	28,871	10.18	294

Total	82,361	$8.88	$731

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 10. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Per share data:
Net asset value at beginning of period	$16.85	$16.47
Net investment income (1)	1.37	1.09
Net realized gain (loss) on investments, net of tax (provision) (1)	1.31	0.35
Net unrealized appreciation (depreciation) on investments (1)	(2.60)	(0.26)
Realized losses on extinguishment of debt (1)	(0.01)	(0.02)

Total increase from investment operations (1)	0.07	1.16
Accretive (dilutive) effect of share issuances and repurchases	0.01	—
Dividends to stockholders	(0.99)	(1.17)
Other (2)	—	0.01

Net asset value at end of period	$15.94	$16.47

Market value at end of period	$9.85	$14.83

Shares outstanding at end of period	24,437,400	24,463,119
Weighted average shares outstanding during the period	24,444,120	24,463,119
Net assets at end of period	$389,552	$402,832
Average net assets (7)	$388,393	$402,278
Ratios to average net assets:
Total expenses (3)(5)(12)	9.6%	10.3%
Net investment income (3)(6)	11.5%	8.8%
Total return based on market value (4)	(25.8%)	34.0%
Total return based on net asset value (9)	0.4%	7.0%
Portfolio turnover ratio (10)	15.6%	19.2%
Supplemental Data:
Average debt outstanding (8)	$368,125	$307,625
Average debt per share (1)	$15.06	$12.58

(1)	Weighted average per share data.
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

(10)	Annualized.
(11)	The ratio of waived incentive fees to average net assets was (0.11%) and zero for the nine months ended September 30, 2020 and 2019, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

(12)	The following is a schedule of supplemental expense ratios to average net assets:

	Nine Months Ended September 30,
Ratio to average net assets:	2020	2019
Expenses other than incentive fee (3)	9.7%	8.2%
Incentive fee, net of incentive fee waiver (3)(11)	(0.1%)	2.1%

Total expenses (3)(5)	9.6%	10.3%

Note 11. Subsequent Events

On October 1, 2020, the Company exited its debt and equity investments in Pugh Lubricants, LLC. The Company received payment in full of $26,630 on its subordinated debt investment, which includes a prepayment fee. The Company received a distribution on its common equity investment for a realized gain of approximately $521.

On October 26, 2020, the Board declared a regular quarterly dividend of $0.30 per share payable on December 18, 2020 to stockholders of record as of December 4, 2020. In addition, the Board of Directors declared a supplemental dividend of $0.04 per share payable December 18, 2020 to stockholders of record as of December 4, 2020.

On October 28, 2020, the Company invested $6,000 in second lien debt, which was a partial funding of a $12,000 note commitment, and $1,500 common equity in a leading regional distributor of pool equipment and supplies.

COVID-19

Subsequent to September 30, 2020, the global outbreak of the coronavirus (“COVID-19”) pandemic, and the related effect on the U.S. and global economies, has continued to have adverse consequences for the business operations of some of the Company’s portfolio companies. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, remain uncertain. The operational and financial performance of the issuers of securities in which the Company invests depends on future developments, including the duration and spread of the outbreak, and such uncertainty may in turn adversely affect the value and liquidity of the Company’s investments and negatively impact the Company’s performance.

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

We have evaluated subsequent events from October 1, 2020 through October 29, 2020. However, as the discussion in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the quarter-ended September 30, 2020, the analysis contained herein may not fully account for impacts relating to the COVID-19 pandemic. In that regard, for example, as of September 30, 2020, the Company valued its portfolio investments in conformity with GAAP based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused, any valuations conducted now or in the future in conformity with GAAP could result in a lower fair value of our portfolio. The potential impact to our results going forward will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time.

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

Portfolio Composition, Investment Activity and Yield

During the nine months ended September 30, 2020 and 2019, we invested $86.1 million and $175.5 million, respectively, in debt and equity investments including five and 10 new portfolio companies, respectively. During the nine months ended September 30, 2020 and 2019, we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $110.1 million and $98.8 million, respectively, including exits of three and seven portfolio companies, respectively. The following table summarizes investment purchases and sales and repayments of investments by type for the nine months ended September 30, 2020 and 2019 (dollars in millions).

	Purchases of Investments				Sales and Repayments of Investments
	Nine Months Ended September 30,
	2020		2019		2020		2019
Second Lien Debt	$22.0	25.5%	$43.4	24.8%	$25.2	22.9%	$39.5	39.9%
Subordinated Debt	13.5	15.7	70.0	39.9	10.6	9.6	32.0	32.4
First Lien Debt	49.2	57.2	55.2	31.4	26.2	23.8	13.4	13.6
Equity	1.4	1.6	6.9	3.9	43.6	39.6	13.9	14.1
Warrants	—	—	—	—	4.5	4.1	—	—
Royalty Rights	—	—	—	—	—	—	—	—

Total	$86.1	100.0%	$175.5	100.0%	$110.1	100.0%	$98.8	100.0%

As of September 30, 2020, the fair value of our investment portfolio totaled $715.4 million and consisted of 63 active portfolio companies and three portfolio companies that have sold their underlying operations. As of September 30, 2020, 19 portfolio companies’ debt investments bore interest at a variable rate, which represented $203.0 million, or 32.4%, of our debt investment portfolio on a fair value basis, and the remainder of our debt investment portfolio was comprised of fixed rate investments. Overall, the portfolio had net unrealized depreciation of $(1.0) million as of September 30, 2020. As of September 30, 2020, our average active portfolio company investment at amortized cost was $11.3 million, which excludes investments in the three portfolio companies that have sold their underlying operations.

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

The weighted average yield on debt investments as of September 30, 2020 and December 31, 2019 was 12.1% and 12.0%, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost including the accretion of OID and debt investment origination fees, but excluding investments on non-accrual status, if any.

The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments (dollars in millions):

	Fair Value				Cost
	September 30, 2020		December 31, 2019		September 30, 2020		December 31, 2019
Second Lien Debt	$352.2	49.2%	$383.1	49.9%	$392.3	54.8%	$392.2	55.7%
Subordinated Debt	144.1	20.1	140.8	18.4	143.9	20.1	140.7	20.0
First Lien Debt	130.7	18.3	108.3	14.1	130.2	18.2	107.7	15.3
Equity	85.8	12.0	126.6	16.5	46.8	6.5	58.1	8.2
Warrants	2.6	0.4	8.1	1.1	3.2	0.4	5.8	0.8
Royalty Rights	—	—	—	—	—	—	—	—

Total	$715.4	100.0%	$766.9	100.0%	$716.4	100.0%	$704.5	100.0%

All investments made by us as of September 30, 2020 and December 31, 2019 were made in portfolio companies headquartered in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	September 30, 2020		December 31, 2019		September 30, 2020		December 31, 2019
Midwest	$206.4	28.9%	$208.2	27.1%	$178.6	24.9%	$181.3	25.7%
Southeast	149.4	20.9	160.0	20.9	140.1	19.6	138.1	19.6
Northeast	138.3	19.3	154.7	20.2	143.6	20.0	142.1	20.2
West	87.4	12.2	76.3	9.9	88.5	12.4	76.6	10.9
Southwest	133.9	18.7	167.7	21.9	165.6	23.1	166.4	23.6

Total	$715.4	100.0%	$766.9	100.0%	$716.4	100.0%	$704.5	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value				Cost
	September 30, 2020		December 31, 2019		September 30, 2020	December 31, 2019
Specialty Distribution	18.4%		16.9%		18.2%	18.3%
Information Technology Services	13.4		11.8		12.8	11.9
Business Services	12.8		12.1		12.5	13.0
Healthcare Products	9.3		8.6		5.5	5.7
Component Manufacturing	7.4		5.2		7.3	6.2
Consumer Products	4.2		2.8		4.1	3.4
Aerospace & Defense Manufacturing	3.6		4.5		4.0	3.8
Retail	3.6		3.8		4.3	4.2
Healthcare Services	3.4		5.6		3.6	5.8
Promotional Products	3.3		3.5		3.5	3.6
Building Products Manufacturing	3.3		2.7		3.6	3.3
Transportation Services	3.1		3.4		3.0	3.3
Utilities: Services	2.6		2.4		2.6	2.6
Environmental Industries	2.5		2.4		2.5	2.6
Oil & Gas Services	2.4		4.3		0.8	0.8
Packaging	2.1		2.0		2.1	2.1
Industrial Cleaning & Coatings	1.5		2.0		1.8	2.2
Oil & Gas Distribution	1.5		0.8		1.5	0.8
Utility Equipment Manufacturing	0.9		0.9		1.2	1.2
Vending Equipment Manufacturing	0.7		4.3		5.0	5.1
Restaurants	0.0	(1)	0.0	(1)	0.1	0.1
Specialty Chemicals	0.0	(1)	0.0	(1)	0.0 (1)	0.0 (1)

Total	100.0%		100.0%		100.0%	100.0%

(1)	Percentage is less than 0.1% of respective total.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of September 30, 2020 and December 31, 2019 (dollars in millions):

	Fair Value				Cost
Investment Rating	September 30, 2020		December 31, 2019		September 30, 2020		December 31, 2019
1	$104.2	14.5%	$100.1	13.1%	$55.3	7.7%	$29.0	4.2%
2	514.3	71.9	580.5	75.7	509.3	71.1	570.1	80.9
3	90.5	12.7	84.6	11.0	101.7	14.2	96.7	13.7
4	0.9	0.1	1.7	0.2	4.1	0.6	5.8	0.8
5	5.5	0.8	—	—	46.0	6.4	2.9	0.4

Total	$715.4	100.0%	$766.9	100.0%	$716.4	100.0%	$704.5	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of September 30, 2020 and December 31, 2019 was 2.0 on a fair value basis and 2.3 and 2.1, respectively, on a cost basis.

Non-Accrual

As of September 30, 2020 and December 31, 2019, we had debt investments in one portfolio company on non-accrual status, (dollars in millions):

	September 30, 2020		December 31, 2019
Portfolio Company	Fair Value	Cost	Fair Value	Cost
Accent Food Services, LLC	$5.3	$35.3	$33.1	$35.3

Total	$5.3	$35.3	$33.1	$35.3

Discussion and Analysis of Results of Operations

Comparison of three and nine months ended September 30, 2020 and 2019

Investment Income

Below is a summary of the changes in total investment income for the three months ended September 30, 2020 as compared to the same period in 2019 (dollars in millions):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change (1)(2)
Interest income	$18.8	$16.1	$2.7	16.3%
Payment-in-kind interest income	1.2	2.3	(1.1)	(44.6%)
Dividend income	0.5	—	0.5	NM
Fee income	0.4	0.8	(0.4)	(48.2%)
Interest on idle funds and other income	0.2	—	0.2	NM

Total investment income	$21.1	$19.2	$1.9	9.8%

(1)	NM = Not meaningful
(2)	Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended September 30, 2020, total investment income was $21.1 million, an increase of $1.9 million or 9.8%, from the $19.2 million of total investment income for the three months ended September 30, 2019. As reflected in the table above, the increase is primarily attributable to the following:

•

$1.6 million increase in total interest income (which includes a $1.1 million decrease in payment-in-kind interest income) resulting from higher average debt investment balances outstanding, during 2020 as compared to 2019.

•

$0.5 million increase in dividend income, during 2020 as compared to 2019, due to increased levels of distributions received from equity investments and tax true-ups related to the tax character of prior year distributions.

•

$(0.4) million decrease in fee income resulting from a decrease in structuring fees due to a comparative decrease in new investments partially offset by an increase in amendment fee income and an increase in prepayment fee income, during 2020 as compared to 2019.

Below is a summary of the changes in total investment income for the nine months ended September 30, 2020 as compared to the same period in 2019 (dollars in millions):

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change (1)(2)
Interest income	$55.1	$45.2	$9.9	21.8%
Payment-in-kind interest income	3.5	7.8	(4.3)	(55.2%)
Dividend income	0.6	0.9	(0.3)	(29.6%)
Fee income	2.0	3.6	(1.6)	(44.7%)
Interest on idle funds and other income	0.3	0.1	0.2	189.7%

Total investment income	$61.5	$57.6	$3.9	6.8%

(1)	NM = Not meaningful
(2)	Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the nine months ended September 30, 2020, total investment income was $61.5 million, an increase of $3.9 million or 6.8%, from the $57.6 million of total investment income for the nine months ended September 30, 2019. As reflected in the table above, the increase is primarily attributable to the following:

•

$5.6 million increase in total interest income (which includes a $4.3 million decrease in payment-in-kind interest income) resulting from higher average debt investment balances outstanding, during 2020 as compared to 2019.

•	$(0.3) million decrease in dividend income, during 2020 as compared to 2019, due to decreased levels of distributions received from equity investments.

•

$(1.6) million decrease in fee income resulting from a decrease in prepayment fee income, a decrease in structuring fees due to a comparative decrease in new investments, offset by an increase in amendment fee income, during 2020 as compared to 2019.

Expenses

Below is a summary of the changes in total expenses, including income tax provision, for the three months ended September 30, 2020 as compared to the same period in 2019 (dollars in millions):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change (1)(2)
Interest and financing expenses	$4.9	$4.4	$0.5	10.3%
Base management fee	3.2	3.2	—	NM
Incentive fee - income	2.4	2.2	0.2	9.8%
Incentive fee - capital gains	2.8	1.3	1.5	111.2%
Administrative service expenses	0.4	0.4	—	NM
Professional fees	0.3	0.2	0.1	38.7%
Other general and administrative expenses	0.2	0.2	—	NM

Total expenses, before income incentive fee waiver	14.2	11.9	2.3	18.9%
Incentive fee waiver - income	—	—	—	NM

Total expenses, before income tax provision	14.2	11.9	2.3	18.9%
Income tax provision (benefit)	—	(0.1)	0.1	(102.5%)

Total expenses, including income tax provision	$14.2	$11.8	$2.4	19.7%

(1)	NM = Not meaningful
(2)	Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended September 30, 2020, total expenses, including income tax provision, were $14.2 million, an increase of $2.4 million or 19.7%, from the $11.8 million of total expenses for the three months ended September 30, 2019. As reflected in the table above, changes across periods were primarily attributable to the following:

•

$1.5 million increase in the capital gains incentive fee due to a $7.3 million increase in net gain on investments (net realized gains (losses), plus net change in unrealized appreciation (depreciation) on investments, plus realized losses on extinguishment of debt) during 2020 as compared to the same period in 2019.

•	$0.5 million increase in interest and financing expenses due to an increase in average borrowings outstanding during 2020 as compared to 2019.

•	$0.2 million net increase in the income incentive fee due to a $1.2 million increase in pre-incentive fee net investment income during 2020 as compared to the same period in 2019.

•	$0.1 million increase in professional fees due to increased legal, audit and tax compliance costs during 2020 as compared to 2019.

Below is a summary of the changes in total expenses, including income tax provision for the nine months ended September 30, 2020 as compared to the same period in 2019 (dollars in millions):

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change (1)(2)
Interest and financing expenses	$14.7	$12.2	$2.5	20.5%
Base management fee	9.7	9.1	0.6	6.9%
Incentive fee - income	6.3	5.9	0.4	6.6%
Incentive fee - capital gains	(6.4)	0.4	(6.8)	(1810.5%)
Administrative service expenses	1.2	1.2	—	NM
Professional fees	1.5	1.2	0.3	24.3%
Other general and administrative expenses	1.2	1.0	0.2	3.3%

Total expenses, before income incentive fee waiver	28.2	31.0	(2.8)	(9.2%)
Incentive fee waiver - income	(0.4)	—	(0.4)	NM

Total expenses, before income tax provision	27.8	31.0	(3.2)	(10.6%)
Income tax provision (benefit)	0.2	—	0.2	NM

Total expenses, including income tax provision	$28.0	$31.0	$(3.0)	(10.0%)

(1)	NM = Not meaningful
(2)	Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the nine months ended September 30, 2020, total expenses, including income tax provision, were $28.0 million, a decrease of $(3.0) million, or (10.0)%, from the $31.0 million of total expenses, including income tax provision, for the nine months ended September 30, 2019. As reflected in the table above, the decrease is primarily attributable to the following:

•	$2.5 million increase in interest and financing expenses due to an increase in average borrowings outstanding during 2020 as compared to 2019.

•	$0.6 million increase in base management fee due to higher average total assets during 2020 as compared to 2019.

•	$0.3 million increase in professional fees due to increased legal, audit and tax compliance costs during 2020 as compared to 2019.

•

No meaningful change in the income incentive fee as the $0.4 million net increase in the income incentive fee due to a $0.6 million increase in pre-incentive fee net investment income during 2020 was offset by a one-time $0.4 million incentive fee waiver during 2020 as compared to the same period in 2019.

•

$(6.8) million decrease in the capital gains incentive fee due to a $(33.8) million increase in net (loss) on investments (net realized gains (losses), plus net change in unrealized appreciation (depreciation) on investments, plus realized losses on extinguishment of debt), as compared to the same period in 2019.

Net Investment Income

Net investment income decreased by $(0.5) million, or (6.2)%, to $6.9 million during the three months ended September 30, 2020 as compared to the same period in 2019, as a result of the $2.4 million increase in total expenses, including incentive fee waiver and income tax provision, partially offset by the $1.9 increase in total investment income.

Net investment income increased by $6.9 million, or 26.3%, to $33.5 million during the nine months ended September 30, 2020 as compared to the same period in 2019, as a result of the $3.9 million increase in total investment income and a decrease in total expenses, including incentive fee waiver and income tax provision, of $(3.0) million.

Net Gain (Loss) on Investments

For the three and nine months ended September 30, 2020, the total net realized gain on investments, before income tax provision on realized gains, was $1.3 million and $32.9 million, respectively. Income tax (provision) benefit from realized gains on investments was zero and $(1.1) for the three and nine months ended September 30, 2020, respectively. Significant realized gains (losses) for the three and nine months ended September 30, 2020 are summarized below (dollars in millions):

		Period Ended September 30, 2020
Portfolio Company	Realization Event (1)	Three Months	Nine Months
Pfanstiehl, Inc.	Sold 50% of equity investment	$—	$12.8
Fiber Materials, Inc.	Sale of portfolio company	(0.1)	9.7
Microbiology Research Associates, Inc.	Sale of portfolio company	1.4	1.7
Medsurant Holdings, LLC	Sold 50% of equity investment	—	1.7
Revenue Management Solutions, LLC	Sold 50% of equity investment	—	1.5
Worldwide Express Operations, LLC	Sold 50% of equity investment	—	1.1
Gurobi Optimization, LLC	Sold 50% of equity investment	—	1.0
Hub Acquisition Sub, LLC (dba Hub Pen)	Sold 50% of equity investment	—	0.6
Midwest Transit Equipment, Inc.	Sold 50% of equity investment	—	0.5
Pugh Lubricants, LLC	Sold 50% of equity investment	—	0.4
ControlScan, Inc.	Sold 50% of equity investment	—	0.3
Alzheimer’s Research and Treatment Center, LLC	Sold 50% of equity investment	—	0.3
BCM One Group Holdings, Inc.	Sold 50% of equity investment	—	0.2
Software Technology, LLC	Sold 50% of equity investment	—	0.2
LNG Indy, LLC (dba Kinetrex Energy)	Sold 50% of equity investment	—	0.2
Wheel Pros, Inc.	Sold 50% of equity investment	—	0.1
New Era Technology, Inc.	Escrow distribution	—	0.1
Apex Microtechnology, Inc.	Escrow distribution	—	0.1
Allied 100 Group, Inc.	Sold 50% of equity investment	—	0.1
Restaurant Finance Co, LLC	Escrow distribution	—	0.1
Allredi, LLC (fka Marco Group International OpCo, LLC)	Sold 50% of equity investment	—	0.1
Vanguard Dealer Services, L.L.C.	Escrow distribution	—	0.1
Other		—	0.1
Palisade Company, LLC	Sold 50% of equity investment	—	(0.1)

Net realized gain (loss) on investments		1.3	32.9
Income tax (provision) benefit from realized gains on investments		—	(1.1)

Net realized gain (loss), net of income tax provision, on investments		$1.3	$31.8

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

For the three and nine months ended September 30, 2019, the total net realized gain (loss) on investments, before income tax provision on realized gains, was $10.5 million and $8.8 million, respectively. Income tax provision from realized gains on investments was $0.1 million and $(0.2) million for the three and nine months ended September 30, 2019, respectively. Significant realized gains (losses) for the three and nine months ended September 30, 2019 are summarized below (dollars in millions):

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

During the three and nine months ended September 30, 2020 and 2019, we recorded a net change in unrealized appreciation (depreciation) on investments attributable to the following (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Unrealized Appreciation (Depreciation)	2020	2019	2020	2019
Exit, sale or restructuring of investments	$—	$(6.5)	$(30.0)	$(4.2)
Fair value adjustments to debt investments	(1.1)	2.5	(31.1)	(11.2)
Fair value adjustments to equity investments	13.8	0.2	(2.3)	9.1

Net change in unrealized appreciation (depreciation)	$12.7	$(3.8)	$(63.4)	$(6.3)

Net Increase in Net Assets Resulting From Operations

Net increase (decrease) in net assets resulting from operations during the three months ended September 30, 2020 and 2019 was $20.7 million and $13.9 million, respectively, as a result of the events described above.

Net increase in net assets resulting from operations during the nine months ended September 30, 2020 and 2019 was $1.7 million and $28.5 million, respectively, as a result of the events described above.

Liquidity and Capital Resources

As of September 30, 2020, we had $24.7 million in cash and cash equivalents and our net assets totaled $389.6 million. We believe that our current cash and cash equivalents on hand, our Credit Facility, our continued access to SBA-guaranteed debentures, and our anticipated cash flows from investments will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of securities (including the “at-the-market” program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. During the nine months ended September 30, 2020, we repaid $16.5 million of SBA debentures which would have matured during the period September 1, 2024 through September 1, 2028. Our remaining outstanding SBA debentures continue to mature in 2025 and subsequent years through 2030, which will require repayment on or before the respective maturity dates.

Cash Flows

For the nine months ended September 30, 2020, we experienced a net increase in cash and cash equivalents in the amount of $9.7 million. During that period, $47.1 million of cash was provided by operating activities, which included the funding of $86.1 million of investments, which were offset by proceeds received from sales and repayments of investments of $110.1 million. During the same period, we paid $24.2 million in cash dividends to stockholders, repaid net SBA debentures of $10.5 million, repaid net borrowings of $2.0 million under our Credit Facility, paid deferred financing costs related to our debt financings of $0.5 million, and repurchased of common stock under the Stock Repurchase Program of $0.3 million.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of additional debt and equity capital.

SBA debentures

The Funds are licensed SBICs, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $175.0 million, whichever is less. For three or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of September 30, 2020, Fund II and Fund III had $133.5 million and $13.5 million of outstanding SBA debentures, respectively. Subject to SBA regulatory requirements and approval, Fund III may access up to $161.5 million of additional SBA debentures under the SBIC debenture program. For more information on the SBA debentures, please refer to Note 6 to our consolidated financial statements.

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

We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of September 30, 2020, we were in compliance with all covenants of the Credit Facility.

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

The 2023 Notes will mature on February 1, 2023 and bear interest at a rate of 5.875%. The 2023 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after February 1, 2020. Interest on the 2023 Notes is payable quarterly on February 1, May 1, August 1 and November 1 of each year. The 2023 Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSL.” As of September 30, 2020, the outstanding principal balance of the 2023 Notes was $50.0 million.

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

The 2024 Notes will mature on February 15, 2024 and bear interest at a rate of 6.000%. The 2024 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after February 15, 2021. Interest on the 2024 Notes is payable quarterly on February 15, May 15, August 15 and November 15 of each year, beginning May 15, 2019. The 2024 Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSZ.” As of September 30, 2020, the outstanding principal balance of the 2024 Notes was $69.0 million.

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

The November 2024 Notes will mature on November 1, 2024 and bear interest at a rate of 5.375%. The November 2024 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after November 1, 2021. Interest on the November 2024 Notes is payable quarterly on February 1, May 1, August 1 and November 1 of each year, beginning February 1, 2020. The November 2024 Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSG.” As of September 30, 2020, the outstanding principal balance of the November 2024 Notes was approximately $63.3 million.

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

As of September 30, 2020, the weighted average stated interest rates for our SBA debentures, Public Notes, and the Credit Facility were 3.297%, 5.749%, and 3.188% respectively. As of September 30, 2020, we had $77.0 million of unutilized commitment under our Credit Facility, and we were subject to a 0.890% fee on such amount. As of September 30, 2020, the weighted average stated interest rate on total debt outstanding was 4.558%.

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

On April 29, 2019, the Board, including a majority of the Independent Directors, approved a minimum asset coverage ratio of 150% under Sections 18(a)(1) and 18(a)(2) of the 1940 Act. As a result, we became subject to the 150% asset coverage ratio effective as of April 29, 2020. At present time, we do not intend to seek stockholder approval to reduce our asset coverage requirement. As of September 30, 2020, the aggregate amount outstanding of the senior securities issued by the Company was $205.3 million, for which our asset coverage was 289.8%. The SBA-guaranteed debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC effective March 27, 2012. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

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

Stock Repurchase Program

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 26, 2020, the Board extended the Stock Repurchase Program through December 31, 2021, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and we cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. During the three and nine months ended September 30, 2020, we repurchased zero and 25,719 shares of common stock on the open market for zero and $0.3 million, respectively. We did not make any repurchases of common stock during the three and nine months ended September 30, 2019. Refer to Note 8 to our consolidated financial statements for additional information concerning stock repurchases.

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

•

the Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result it is not in our stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where we determine that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. The Board consulted with the independent valuation firm(s) in arriving at our determination of fair value for 17 and 13 of our portfolio company investments representing 25.8% and 30.9% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended September 30, 2020 and December 31, 2019, respectively) as of September 30, 2020 and December 31, 2019, respectively;

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

SEC Rule 12b-2 Update

In March 2020, the SEC adopted a final rule under SEC Release No. 34-88365 (the “Final Rule”), amending the accelerated filer and large accelerated filer definitions in Exchange Act Rule 12b-2. The amendments include a provision under which a BDC will be excluded from the “accelerated filer” and “large accelerated filer” definitions if the BDC has (1) a public float of $75 million or more, but less than $700 million, and (2) has annual investment income of less than $100 million. In addition, BDCs are subject to the same transition provisions for accelerated filer and large accelerated filer status as other issuers, but instead substituting investment income for revenue. The amendments will reduce the number of issuers required to comply with the auditor attestation on the internal control over financial reporting requirement provided under Section 404(b) of the Sarbanes-Oxley Act of 2002. The Final Rule applies to annual report filings due on or after April 27, 2020. The Company is currently assessing this Final Rule, but believes it will no longer be an accelerated filer.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. We had off-balance sheet arrangements consisting of outstanding commitments to fund various undrawn revolving loans, other debt investments and capital commitments totaling $4.0 and 4.8 million as of September 30, 2020 and December 31, 2019, respectively. Such outstanding commitments are summarized in the following table (dollars in millions):

	September 30, 2020				December 31, 2019
Portfolio Company - Investment	Total Commitment		Unfunded Commitment		Total Commitment		Unfunded Commitment
Combined Systems, Inc. - Revolving Loan	$4.0		$0.2		$—		$—
FDS Avionics Corp. (dba Flight Display Systems) - Revolving Loan	0.2		—		0.2		—
French Transit, LLC - Revolving Loan	—		—		1.0		1.0
Rhino Assembly Company, LLC - Delayed Draw Commitment	0.9		0.9		0.9		0.9
Safety Products Group, LLC - Common Equity (Units)	2.9	(1)	2.9	(1)	2.9	(1)	2.9	(1)

Total	$8.0		$4.0		$5.0		$4.8

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

•

The Investment Advisor, in consultation with the Board, agreed to voluntarily waive $0.4 of the income incentive fee for the nine months ended September 30, 2020. There was no income incentive fee waiver for the three months ended September 30, 2020 and the three and nine months ended September 30, 2019.

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

Recent Developments

On October 1, 2020, we exited our debt and equity investments in Pugh Lubricants, LLC. We received payment in full of $26.6 million on our subordinated debt investment, which includes a prepayment fee. We received a distribution on our common equity investment for a realized gain of approximately $0.5 million.

On October 26, 2020, our Board declared a regular quarterly dividend of $0.30 per share payable on December 18, 2020 to stockholders of record as of December 4, 2020. In addition, our Board of Directors declared a supplemental dividend of $0.04 per share payable December 18, 2020 to stockholders of record as of December 4, 2020.

On October 28, 2020, we invested $6.0 million in second lien debt, which was a partial funding of a $12.0 million note commitment, and $1.5 million common equity in a leading regional distributor of pool equipment and supplies.

Subsequent to September 30, 2020, the global outbreak of the COVID-19 pandemic, and the related effect on the U.S. and global economies, has continued to have adverse consequences for the business operations of some of the Company’s portfolio companies. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, remain uncertain. The operational and financial performance of the issuers of securities in which the Company invests depends on future developments, including the duration and spread of the outbreak, and such uncertainty may in turn adversely affect the value and liquidity of the Company’s investments and negatively impact the Company’s performance.

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

In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. As of September 30, 2020 and December 31, 2019, 19 and 17 portfolio company’s debt investments, respectively, bore interest at a variable rate, which represented $203.0 million and $181.3 million of our portfolio on a fair value basis, respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Our pooled SBA debentures and our Public Notes bear interest at fixed rates. Our Credit Facility bears interest, at our election, at a rate per annum equal to (a) 3.00% (or 2.75% if certain conditions are satisfied, including if (x) no equity interests are included in the borrowing base, (y) the contribution to the borrowing base of eligible portfolio investments that are performing first lien bank loans is greater than or equal to 35%, and (z) the contribution to the borrowing base of eligible portfolio investments that are performing first lien bank loans, performing last out loans, or performing second lien loans is greater than or equal to 60%) plus the one, two, three or six month LIBOR rate, as applicable, or (b) 2.00% (or 1.75% if the above conditions are satisfied) plus the highest of (A) a prime rate, (B) the Federal Funds rate plus 0.5%, (C) three month LIBOR plus 1.0%, and (D) zero.

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

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of September 30, 2020 (dollars in millions):

Basis Point Increase (Decrease)	Interest Income Increase (Decrease) (1) (2)	Interest Expense Increase (Decrease)	Net Increase (Decrease)	Net Investment Income (3)
(200)	$(0.1)	$—	$(0.1)	$(0.1)
(150)	(0.1)	—	(0.1)	(0.1)
(100)	(0.1)	—	(0.1)	(0.1)
(50)	(0.1)	—	(0.1)	(0.1)
50	0.2	0.1	0.1	0.1
100	0.4	0.3	0.1	0.1
150	0.7	0.4	0.3	0.2
200	1.4	0.5	0.9	0.7
250	2.4	0.6	1.8	1.4
300	3.4	0.7	2.7	2.2

(1)	Certain of our variable rate debt investments have a LIBOR interest rate floor, which lessens the impact of decreases in interest rates.
(2)	Interest income calculated assuming three-month LIBOR rate as of September 30, 2020.
(3)	Includes the impact of income incentive fee at 20.0% on net increase (decrease) in net interest.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 26, 2020, the Board extended the Stock Repurchase Program through December 31, 2021, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and we cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time.

During the three and nine months ended September 30, 2020, we repurchased zero and 25,719 shares of common stock on the open market for zero and $0.3 million under the Stock Repurchase Program. The following table provides information regarding such repurchases of our common stock (dollars in millions, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Stock Repurchase Program
January 1, 2020 through January 31, 2020	—	$—	—	$4.4
February 1, 2020 through February 29, 2020	—	—	—	4.4
March 1, 2020 through March 31, 2020	25,719	10.37	25,719	4.1
April 1, 2020 through April 30, 2020	—	—	—	4.1
May 1, 2020 through May 31, 2020	—	—	—	4.1
June 1, 2020 through June 30, 2020	—	—	—	4.1
July 1, 2020 through July 31, 2020	—	—	—	4.1
August 1, 2020 through August 31, 2020	—	—	—	4.1
September 1, 2020 through September 30, 2020	—	—	—	4.1

Total	25,719	$10.37	25,719

(1)

Excludes shares purchased on the open market and reissued in order to satisfy the dividend reinvestment plan (“DRIP”) obligation to deliver shares of common stock in lieu of issuing new shares. During the nine months ended September 30, 2020, we purchased and reissued shares of common stock to satisfy the DRIP obligation as follows:

Period	Number of Shares Purchased and Reissued	Average Price Paid Per Share	Total Amount Paid
January 1, 2020 through March 31, 2020	31,586	$7.58	$0.2
April 1, 2020 through June 30, 2020	21,905	9.04	0.2
July 1, 2020 through September 30, 2020	28,871	10.18	0.3

Total	82,362	$8.88	$0.7

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

FIDUS INVESTMENT CORPORATION

Date: October 29, 2020	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2020	/s/ SHELBY E. SHERARD
Shelby E. Sherard
Chief Financial Officer (Principal Financial and Accounting Officer)