Form 10-K
period 2020-12-31
FIDUS INVESTMENT Corp
filed 2021-02-25
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 814-00861

FIDUS INVESTMENT CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-5017321
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1603 Orrington Avenue, Suite 1005 Evanston, Illinois	60201
(Address of Principal Executive Offices)	(Zip Code)

(847) 859-3940

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	FDUS	The NASDAQ Global Select Market
6.000% Notes due 2024	FDUSZ	The NASDAQ Global Select Market
5.375% Notes due 2024	FDUSG	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2020 based on the closing price on that date of $9.07 on the NASDAQ Global Select Market was $218,493,597. For the purpose of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 24,437,400 shares of the registrant’s common stock outstanding as of February 23, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2020.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “should,” “targets,” “projects” and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including statements as to:

•	our future operating results and the impact of the coronavirus (“COVID-19”) pandemic thereon;

•	our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;

•	the impact of investments that we expect to make;

•	pandemics or other serious public health events, such as the recent global outbreak of COVID-19;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest and the impact of the COVID-19 pandemic thereon;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financing and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies and the impact of the COVID-19 pandemic thereon;

•	the impact of increased competition;

•	the ability of our investment advisor to identify suitable investments for us and to monitor and administer our investments and the impacts of the COVID-19 pandemic thereon;

•	the ability of our investment advisor to attract and retain highly talented professionals;

•	our regulatory structure and tax status;

•	our ability to operate as a BDC, a SBIC and a RIC;

•	the timing, form and amount of any dividend distributions;

•	the impact of fluctuations in interest rates on our business;

•	the valuation of any investments in portfolio companies, particularly those having no liquid trading market; and

•	our ability to recover unrealized losses.

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

•

the risks, uncertainties and other factors we identify in Item 1A. – Risk Factors contained in this Annual Report on Form 10-K for the year ended December 31, 2020 and in our other filings with the SEC.

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

Item 1. Business.

GENERAL

Fidus Investment Corporation, a Maryland Corporation, operates as an externally managed business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). FIC completed its initial public offering, or IPO, in June 2011. In addition, FIC has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2020, our shares were listed on the NASDAQ Global Select Market under the symbol “FDUS.”

FIC may make investments directly or through its two wholly-owned investment company subsidiaries, Fidus Mezzanine Capital II, L.P. (“Fund II”) and Fidus Mezzanine Capital III, L.P. (“Fund III”) (collectively Fund II and Fund III are referred to as the “Funds”). Fidus Investment GP, LLC, the general partner of the Funds, is also a wholly owned subsidiary of FIC. The Funds are licensed by the U.S. Small Business Administration (the “SBA”) as small business investment companies (“SBICs”). The Funds utilize the proceeds of the issuance of SBA-guaranteed debentures to enhance returns to our stockholders. As of September 9, 2019, Fidus Mezzanine Capital, L.P. (“Fund I”) completed a wind-down plan, relinquished its SBIC license, and can no longer issue additional SBA debentures. We believe that utilizing both FIC and the Funds as investment vehicles provides us with access to a broader array of investment opportunities. Given our access to lower cost capital through the SBA’s SBIC debenture program, we expect that we will continue to make investments through the Funds until the Funds reach their borrowing limit under the program. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million.

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

We invest in companies that possess some or all of the following attributes: predictable revenues; positive cash flows; defensible and/or leading market positions; diversified customer and supplier bases; and proven management teams with strong operating discipline. We target companies in the lower middle-market with annual earnings, before interest, taxes, depreciation and amortization, or EBITDA, between $5.0 million and $30.0 million; however, we may from time to time opportunistically make investments in larger or smaller companies. Our investments typically range between $5.0 million and $35.0 million per portfolio company.

As of December 31, 2020, we had debt and equity investments in 69 portfolio companies with an aggregate fair value of $742.9 million. The weighted average yield on our debt investments as of December 31, 2020 was 12.2%. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average yield was computed using the effective interest rates for debt investments at cost as of December 31, 2020, including accretion of original issue discount (“OID”) and loan origination fees, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level. For the year ended December 31, 2020, our total return based on net asset value (“NAV”) per share was 7.6% and our total return based on market value was 1.0%. For the year ended December 31, 2019, our total return based on NAV was 12.0% and our total return based on market value was 37.6%. Total return based on net asset value per share equals the change in net asset value per share during the period, plus dividends paid per share during the period, less other non-operating changes during the period, and divided by beginning net asset value per share for the period. Non-operating changes include any items that affect net asset value per share other than increase from investment operations, such as the effects of share issuances and repurchases and other miscellaneous items. Total return based on market value equals the change in the market value of our common stock per share during the period divided by the market value per share at the beginning of the period, and assumes reinvestment of dividends at prices obtained by our dividend reinvestment plan during the period. While these two figures reflect fund expenses, they do not reflect any sales load that may be paid by investors.

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

Serving as a Value-Added Partner with Customized Financing Solutions. We follow a partnership-oriented investment approach and focus on opportunities where we believe we can add value to a portfolio company. We primarily concentrate on industries or market niches in which the investment professionals of our investment advisor have prior experience. These professionals also have expertise in structuring securities at all levels of the capital structure, which we believe positions us well to meet the unique financing needs of our portfolio companies. We invest primarily in first lien senior secured or unitranche loans, second lien and subordinated debt securities, typically coupled with an equity interest. Further, as a publicly-traded BDC, we have a longer investment horizon without the capital return requirements of traditional private investment vehicles. We believe this flexibility enables us to generate attractive risk-adjusted returns on invested capital and enables us to be a better long-term partner for our portfolio companies. We believe that by leveraging the industry and structuring expertise of our investment advisor coupled with our long-term investment horizon, we are well positioned to be a value-added partner for our portfolio companies.

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

Benefiting from Lower Cost of Capital. The Funds’ SBIC licenses allow us to issue SBA-guaranteed debentures. These SBA debentures carry long-term fixed rates that are generally lower than rates on comparable bank and public debt. Because lower-cost SBA leverage is a significant part of our funding strategy, our relative cost of debt capital should be lower than many of our competitors. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million.

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

• industrial;

As of December 31, 2020, we had investments in 69 portfolio companies with an aggregate fair value of $742.9 million. As of December 31, 2019, we had investments in 64 portfolio companies with an aggregate fair value of $766.9 million.

The following table shows the portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	December 31, 2020		December 31, 2019		December 31, 2020		December 31, 2019
Midwest	$225.7	30.4%	$208.2	27.1%	$189.6	27.6%	$181.3	25.7%
Southeast	153.3	20.6	160.0	20.9	130.0	18.9	138.1	19.6
Northeast	123.3	16.6	154.7	20.2	127.8	18.6	142.1	20.2
West	108.7	14.6	76.3	9.9	109.2	15.9	76.6	10.9
Southwest	131.9	17.8	167.7	21.9	130.4	19.0	166.4	23.6

Total	$742.9	100.0%	$766.9	100.0%	$687.0	100.0%	$704.5	100.0%

The following table shows the detailed industry segment composition of our portfolio at fair value and cost as a percentage of total investments.

	Fair Value				Cost
	December 31, 2020		December 31, 2019		December 31, 2020	December 31, 2019
Specialty Distribution	15.8%		16.9%		17.0%	18.3%
Information Technology Services	12.8		11.8		13.2	11.9
Business Services	12.3		12.1		13.0	13.0
Healthcare Products	9.0		8.6		4.8	5.7
Component Manufacturing	7.4		5.2		6.9	6.2
Healthcare Services	5.4		5.6		6.0	5.8
Aerospace & Defense Manufacturing	5.2		4.5		5.6	3.8
Consumer Products	5.1		2.8		5.5	3.4
Retail	3.6		3.8		4.4	4.2
Promotional Products	3.3		3.5		3.7	3.6
Building Products Manufacturing	3.2		2.7		3.8	3.3
Transportation Services	3.0		3.4		3.1	3.3
Oil & Gas Services	2.8		4.3		0.4	0.8
Utilities: Services	2.5		2.4		2.7	2.6
Environmental Industries	2.4		2.4		2.7	2.6
Packaging	2.1		2.0		2.1	2.1
Oil & Gas Distribution	1.5		0.8		1.5	0.8
Industrial Cleaning & Coatings	1.4		2.0		1.9	2.2
Utility Equipment Manufacturing	0.9		0.9		1.3	1.2
Vending Equipment Manufacturing	0.3		4.3		0.3	5.1
Restaurants	0.0	(1)	0.0	(1)	0.1	0.1
Specialty Chemicals	0.0	(1)	0.0	(1)	0.0 (1)	0.0 (1)

Total	100.0%		100.0%		100.0%	100.0%

(1)	Percentage is less than 0.1% of respective total.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of December 31, 2020 and 2019 (dollars in millions).

	Fair Value				Cost
Investment Rating	December 31, 2020		December 31, 2019		December 31, 2020		December 31, 2019
1	$109.3	14.7%	$100.1	13.1%	$38.7	5.6%	$29.0	4.2%
2	544.4	73.3	580.5	75.7	537.6	78.3	570.1	80.9
3	80.1	10.8	84.6	11.0	87.5	12.7	96.7	13.7
4	9.0	1.2	1.7	0.2	13.7	2.0	5.8	0.8
5	0.1	—	—	—	9.5	1.4	2.9	0.4

Total	$742.9	100.0%	$766.9	100.0%	$687.0	100.0%	$704.5	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of December 31, 2020 and 2019 was 2.0 and 2.0, respectively, on a fair value basis and 2.2 and 2.1, respectively, on a cost basis.

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

MANAGEMENT AND OTHER AGREEMENTS

Our investment advisor is located at 1603 Orrington Avenue, Suite 1005, Evanston, Illinois 60201. Our investment advisor also maintains additional office space at 227 West Trade Street Suite 1910, Charlotte, North Carolina 28202, and 1140 Avenue of the Americas, 21st Floor, New York, New York 10036. Our investment advisor is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our board of directors and in accordance with the 1940 Act, our investment advisor manages our day-to-day operations and provides investment advisory services to us. Under the terms of the Investment Advisory Agreement, our investment advisor:

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

Example 2: Capital Gains Portion of Incentive Fee (*):

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

Duration and Termination

At a meeting of our board of directors on June 4, 2020, our board of directors, including a majority of the Independent Directors, unanimously voted to approve the continuation of the Investment Advisory Agreement to June 20, 2021. Unless terminated earlier, the Investment Advisory Agreement will automatically renew for successive annual periods if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities (as that term is defined in the 1940 Act), including, in either case, approval by a majority of the Independent Directors.

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

At a meeting of our board of directors on June 4, 2020, our board of directors, including a majority of the Independent Directors, unanimously voted to approve the continuation of the Administration Agreement to June 20, 2021. Unless terminated earlier, the Administration Agreement will automatically renew for successive annual periods if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities (as that term is defined in the 1940 Act), including, in either case, approval by a majority of our Independent Directors. In making the decision to approve the continuation of the Administration Agreement, our board of directors took into account, to the extent relevant, certain information set forth above under “Investment Advisory Agreement – Duration and Termination” with respect to its consideration of the Investment Advisory Agreement.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150.0% immediately after each such issuance (exclusive of the SBA debentures pursuant to our SEC exemptive relief). In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5.0% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a BDC affect our ability to raise, and the way in which we raise, additional capital which may have a negative effect on our growth.”

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

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, prior approval by the SEC. On March 27, 2012, the SEC granted us and Fund I exemptive relief allowing us to operate effectively as one company and to take certain actions, including engaging in certain transactions with our affiliates, and to be subject to modified consolidated asset coverage requirements for senior securities issued by a BDC, that would otherwise be prohibited by the 1940 Act. Effective June 30, 2014, our exemptive relief was amended to include Fund II and any future direct or indirect wholly owned subsidiary. Therefore, any SBA debentures issued by Fund II and Fund III are not subject to the 150.0% asset coverage requirement.

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

•	pursuant to Item 307 under Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting; and

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

Election to Be Taxed as a RIC

We have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any income that we distribute to our stockholders. To maintain our tax status as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to maintain our status as a RIC, we must timely distribute to our stockholders, for each taxable year, at least 90.0% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the Annual Distribution Requirement. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4.0% nondeductible U.S. federal excise tax on such income. In such case, we must distribute any such carryover taxable income through a distribution declared prior to filing the final tax return for the year in which we generated such taxable income. Even if we maintain our status as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.

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

We will be subject to a 4.0% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98.0% of our investment company taxable income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year (or, if we so elect, for that calendar year) and (3) any income and capital gain net income that we recognized in preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax.

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

Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

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

RISK FACTORS

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

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks that you should carefully consider before investing in our securities. These and other risk factors are described more fully in this “Item 1A. Risk Factors.”

Risks Relating to Our Business and Structure

•	We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

•	We may have potential conflicts of interest related to obligations that our investment advisor may have to other clients.

•	We may have conflicts related to other arrangements with our investment advisor.

•	The Funds are licensed by the SBA, and, therefore, are subject to SBA regulations.

•	SBA regulations limit the amount of SBA-guaranteed debt that may be borrowed by an SBIC.

•	Changes relating to the LIBOR calculation process may adversely affect the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

•	Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

•	Events outside of our control, including public health crises such as the ongoing COVID-19 pandemic, may negatively affect our results of operations and financial performance.

•	We are currently operating in a period of capital markets disruption and economic uncertainty.

•

We may not be able to pay you distributions, our distributions may not grow over time, a portion of distributions paid to you may be a return of capital, and investors in our debt securities may not receive all of the interest income to which they are entitled.

•	We may choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

•

Due to the COVID-19 pandemic or other disruptions in the economy, we may not be able to increase our dividends and may reduce or defer our dividends and choose to incur US federal excise tax in order preserve cash and maintain flexibility.

•	Internal and external cyber threats, as well as other disasters, could impair our ability to conduct business effectively.

•

Public health threats may affect the market for the 2023 Notes, the February 2024 Notes and the November 2024 Notes, impact the businesses in which we invest and affect our business, operating results and financial condition.

Risks Relating to Our Investments

•	Economic recessions or downturns could impair our portfolio companies and harm our operating results.

•	Our investments in portfolio companies may be risky, and we could lose all or part of our investment.

•	The lack of liquidity in our investments may adversely affect our business.

•	We may not have the funds to make additional investments in our portfolio companies which could impair the value of our portfolio.

•	Defaults by our portfolio companies will harm our operating results.

•

We are a non-diversified investment company within the meaning of the 1940 Act; therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

Risks Relating to Our Common Stock

•	Shares of closed-end investment companies, including business development companies, frequently trade at a discount to their net asset value.

•

If, in the future, we sell common stock at a discount to our net asset value per share, stockholders who do not participate in such sale will experience immediate dilution in an amount that may be material.

•	Our net asset value may have changed significantly since our last valuation.

•	The market price of our securities may fluctuate significantly.

•	Sales of substantial amounts of our common stock may have an adverse effect on the market price of our common stock.

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

As a BDC, we are generally required to meet a coverage ratio at least equal to 150.0% of total assets to total borrowings and other senior securities, which include all of our borrowings (other than the Funds’ SBA leverage under the terms of SEC exemptive relief) and any preferred stock we may issue in the future. If this ratio declines below 150.0%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions to our stockholders.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on Our Portfolio
(Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder (1)	(26.5)%	(15.8)%	(5.2)%	5.5%	16.1%

(1)

Assumes $875.7 million in total assets, $147.0 million in outstanding SBA debentures, $0.0 million in borrowings under the Credit Facility (as defined below), $307.3 million oustanding of our Notes, $410.8 million in net assets as of December 31, 2020, and an average cost of funds of 4.680%.

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

Our board of directors engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result it is not in our stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where we determine that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. Our board of directors consulted with the independent valuation firm(s) in arriving at our determination of fair value for 12 and 13 of our portfolio company investments representing 25.8% and 30.9% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended December 31, 2020 and 2019, respectively) as of December 31, 2020 and 2019, respectively.

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

Given the structure of the Investment Advisory Agreement, any general increase in interest rates can be expected to lead to higher interest rates applicable to our debt investments and will likely have the effect of making it easier for the investment advisor to meet the quarterly hurdle rate for payment of income incentive fees under the Investment Advisory Agreement without any additional increase in relative performance on the part of the investment advisor. This may occur without a corresponding increase in distributions to our stockholders. In addition, in view of the catch-up provision applicable to income incentive fees under the Investment Advisory Agreement, the investment advisor could potentially receive a significant portion of the increase in our investment income attributable to such a general increase in interest rates. If that were to occur, our increase in net earnings, if any, would likely be significantly smaller than the relative increase in the investment advisor’s income incentive fee resulting from such a general increase in interest rates.

We may have potential conflicts of interest related to obligations that our investment advisor may have to other clients.

Currently, the Company, the Funds, Fidus Credit Opportunities, L.P., Fidus Equity Opportunities Fund, L.P., and Fidus Equity Fund I, L.P. are the only investment vehicles managed by our investment advisor. The Investment Advisory Agreement does not limit our investment advisor’s ability to act as an investment advisor to other funds, including other BDCs, or other investment advisory clients. To the extent our investment advisor acts as an investment advisor to other funds or clients, including Fidus Credit Opportunities, L.P., Fidus Equity Opportunities Fund, L.P., and Fidus Equity Fund I, L.P., we may have conflicts of interest with our investment advisor or its other clients that elect to invest in similar types of securities as those in which we invest. Members of our investment advisor’s investment committee serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds or other investment vehicles managed by our investment advisor. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. Our investment advisor will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with an allocation policy approved by our board of directors.

To the extent our investment advisor forms affiliates, including Fidus Credit Opportunities, L.P., Fidus Equity Opportunities Fund, L.P., and Fidus Equity Fund I, L.P., we may co-invest on a concurrent basis with such affiliates, subject to compliance with applicable regulations and regulatory guidance and our allocation procedures. While we may co-invest with investment entities managed by our investment advisor or its affiliates, to the extent permitted by the 1940 Act and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investment. On January 4, 2017, the SEC granted us relief sought in an exemptive application that expands our ability to co-invest in portfolio companies with certain of our affiliates managed by our investment advisor in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. We intend to co-invest, subject to the conditions included in the Order.

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

The debentures issued by the Funds and guaranteed by the SBA have a maturity of ten years and bear interest semi-annually at fixed rates. Certain of the Funds’ SBA debentures begin to mature in 2025 and will require repayment on or before the respective maturity dates. The Funds will need to generate sufficient cash flow to make required debt payments on such debentures. If the Funds are unable to generate such cash flow, the SBA, as guarantor of the debentures, will have a superior claim to our assets over our stockholders in the event the Funds liquidate or the SBA exercises its remedies under such debentures as the result of a default by the Funds.

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

On July 27, 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. We have exposure to LIBOR, including in financial instruments that mature after 2021. Our exposure arises from the value of our portfolio of LIBOR-indexed, floating-rate debt securities. The Company intends to monitor the developments with respect to the scheduled phasing out of LIBOR after 2021 and work with its portfolio companies and lenders to ensure such transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

In the United States, the Federal Reserve Board and the Federal Reserve Bank of New York, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The Federal Reserve Bank of New York began publishing SOFR in April 2018. In addition, on March 25, 2020, the U.K. Financial Conduct Authority stated that, although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms’ transition planning, and the U.K. Financial Conduct Authority will continue to assess the impact of the COVID-19 outbreak on transition timelines and update the marketplace as soon as possible. Furthermore, on November 30, 2020, the Intercontinental Exchange, Inc. (“ICE”) announced that the ICE Benchmark Administration Limited, a wholly owned subsidiary of ICE and the administrator of LIBOR, announced its plan to extend the date that most U.S. LIBOR values would cease being computed from December 31, 2021 to June 30, 2023. Despite this extension of the U.S. LIBOR transition deadline for certain LIBOR values, U.S. regulators continue to urge financial institutions to stop entering into new LIBOR transactions by the end of 2021.

Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 outbreak will have further effect on LIBOR transition plans. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-indexed, floating-rate debt securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

Through comprehensive new global regulatory regimes impacting derivatives (e.g., the Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), European Market Infrastructure Regulation (“EMIR”), Markets in Financial Investments Regulation (“MIFIR”)/Markets in Financial Instruments Directive (“MIFID II”)), certain over-the-counter derivatives transactions in which we may engage are either now or will soon be subject to various requirements, such as mandatory central clearing of transactions which include additional margin requirements and in certain cases trading on electronic platforms, pre-and post-trade transparency reporting requirements and mandatory bi-lateral exchange of initial margin for non-cleared swaps. The Dodd-Frank Act also created new categories of regulated market participants, such as “swap dealers,” “security-based swap dealers,” “major swap participants,” and “major security-based swap participants” who are subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements. The EU and some other jurisdictions are implementing similar requirements. Because these requirements are new and evolving (and some of the rules are not yet final), their ultimate impact remains unclear. However, even if the Company itself is not located in a particular jurisdiction or directly subject to the jurisdiction’s derivatives regulations, we may still be impacted to the extent we enter into a derivatives transaction with a regulated market participant or counterparty that is organized in that jurisdiction or otherwise subject to that jurisdiction’s derivatives regulations.

Based on information available as of the date of this annual report on Form 10-K, the effect of such requirements will be likely to (directly or indirectly) increase our overall costs of entering into derivatives transactions. In particular, new margin requirements, position limits and significantly higher capital charges resulting from new global capital regulations, even if not directly applicable to us, may cause an increase in the pricing of derivatives transactions entered into by market participants to whom such requirements apply or affect our overall ability to enter into derivatives transactions with certain counterparties. Such new global capital regulations and the need to satisfy the various requirements by counterparties are resulting in increased funding costs, increased overall transaction costs, and significantly affecting balance sheets, thereby resulting in changes to financing terms and potentially impacting our ability to obtain financing. Administrative costs, due to new requirements such as registration, recordkeeping, reporting, and compliance, even if not directly applicable to us, may also be reflected in our derivatives transactions. New requirements to trade certain derivatives transactions on electronic trading platforms and trade reporting requirements may lead to (among other things) fragmentation of the markets, higher transaction costs or reduced availability of derivatives, and/or a reduced ability to hedge, all of which could adversely affect the performance of certain of our trading strategies. In addition, changes to derivatives regulations may impact the tax and/or accounting treatment of certain derivatives, which could adversely impact us.

In November 2020, the SEC adopted new rules regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. BDCs that use derivatives would be subject to a value-at-risk leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user,” as defined in the SEC’s adopted rules. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of the Section 18 of the 1940 Act when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivative transactions under the adopted rule. Under the adopted rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this test, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.

The effects of legislative and regulatory proposals directed at the financial services industry or affecting taxation, could negatively impact the operations, cash flows or financial condition of us and our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of business and could be subject to civil fines and criminal penalties.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

On May 24, 2018, the President of the United States signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act, which increased from $50 billion to $250 billion the asset threshold for designation of “systemically important financial institutions” or “SIFIs” subject to enhanced prudential standards set by the Federal Reserve Board, staggering application of this change based on the size and risk of the covered bank holding company. On May 30, 2018, the Federal Reserve Board voted to consider changes to the Volcker Rule that would loosen compliance requirements for all banks. The effect of this change and any further rules or regulations are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact business and the business of our competitors over the long term, we will not know if, overall, it will benefit from them or be negatively affected by them.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. On January 31, 2020, the United Kingdom (the “UK”) ended its membership in the European Union (“Brexit”). Under the terms of the withdrawal agreement negotiated and agreed between the UK and the European Union, the UK’s departure from the European Union was followed by a transition period (the “Transition Period”), which ran until December 31, 2020 and during which the UK continued to apply European Union law and was treated for all material purposes as if it were still a member of the European Union. On December 24, 2020, the European Union and UK governments signed a trade deal that became provisionally effective on January 1, 2021 and that now governs the relationship between the UK and European Union (the “Trade Agreement”). The Trade Agreement implements significant regulation around trade, transport of goods and travel restrictions between the UK and the European Union. Notwithstanding the foregoing, the longer-term economic, legal, political and social implications of Brexit are unclear at this stage and are likely to continue to lead to ongoing political and economic uncertainty and periods of increased volatility in both the UK and in wider European markets for some time. In particular, Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the UK’s sovereign credit rating, could also have an impact on the performance of certain investments made in the UK or Europe.

Events outside of our control, including public health crises such as the ongoing COVID-19 pandemic, may negatively affect our results of operations and financial performance.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, the COVID-19 pandemic has delivered a shock to the global economy. This outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby, including a recession and a steep increase in unemployment in the United States.

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

While several countries, as well as certain states, counties and cities in the United States, have relaxed initial public health restrictions with the view to partially or fully reopening their economies, many cities have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. These surges have led to the re-introduction of such restrictions and business shutdowns in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. Health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Additionally, as of late December 2020, travelers from the United States are not allowed to visit Canada, Australia or the majority of countries in Europe, Asia, Africa and South America. These continued travel restrictions may prolong the global economic downturn. In addition, although the Federal Food and Drug Administration authorized vaccines produced by Pfizer-BioNTech and Moderna for emergency use starting in December 2020, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this annual report on Form 10-K, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations. Additionally, oil prices collapsed to an 18-year low on supply glut concerns, as shutdowns across the global economy sharply reduced oil demand while Saudi Arabia and Russia engaged in a price war. Central banks and governments have responded with liquidity injections to ease the strain on financial systems and stimulus measures to buffer the shock to businesses and consumers. These measures have helped stabilize certain portions of the financial markets over the short term, but volatility will likely remain elevated until the health crisis itself is under control (via fewer new cases, lower infection rates and/or verified treatments). There are still many unknowns and new information is incoming daily, compounding the difficulty of modeling outcomes for epidemiologists and economists alike.

We cannot be certain as to the duration or magnitude of the economic impact of the COVID-19 pandemic in the markets in which we and our portfolio companies operate, including with respect to travel restrictions, business closures, mitigation efforts (whether voluntary, suggested, or mandated by law) and corresponding declines in economic activity that may negatively impact the U.S. economy and the markets for the various types of goods and services provided by U.S. middle market companies. Depending on the duration, magnitude and severity of these conditions and their related economic and market impacts, certain portfolio companies may suffer declines in earnings and could experience financial distress, which could cause them to default on their financial obligations to us and their other lenders.

We will also be negatively affected if our operations and effectiveness or the operations and effectiveness of a portfolio company (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.

Any public health emergency, including the COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of the COVID-19 pandemic and the resulting measures taken in response thereto. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.

We are currently operating in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, have created significant disruption in supply chains and economic activity. The impact of COVID-19 has led to significant volatility and declines in the global public equity markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.

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

In addition, due to the outbreak in the United States, certain personnel of our investment advisor are currently working remotely, which may introduce additional operational risk to us. Staff members of certain of our other service providers may also work remotely during the COVID-19 outbreak. An extended period of remote working could lead to service limitations or failures that could impact us or our performance.

Further, current market conditions resulting from the COVID-19 pandemic may make it difficult for us to obtain debt capital on favorable terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we would otherwise expect, including being at a higher cost in rising rate environments. If we are unable to raise debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make or fund commitments to portfolio companies. An inability to obtain indebtedness could have a material adverse effect on our business, financial condition or results of operations.

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

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K, including the COVID-19 pandemic described above. For example, if the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic were to continue for an extended period of time, it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our stockholders. If we violate certain covenants under our existing or future credit facilities or other leverage, we may be limited in our ability to make distributions. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of RIC tax treatment, compliance with applicable BDC regulations, SBA regulations, state corporate laws affecting the distribution of corporate assets and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will make distributions to our stockholders in the future.

The above-referenced restrictions on distributions may also inhibit our ability to make required interest payments to holders of our debt securities, which may cause a default under the terms of our then-existing debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of our then-existing debt agreements.

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

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, the dividend will be treated for all US federal income tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2020 until as late as December 31, 2021. If we choose to pay a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.

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

To the extent we invest in OID instruments, including PIK loans, zero coupon bonds, and debt securities with attached warrants, investors will be exposed to the risks associated with the inclusion of such non-cash income in taxable and accounting income prior to receipt of cash, including the following risks:

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

•

an election to defer PIK interest payments by adding them to principal increases our gross assets and, thus, increases future base management fees to the investment advisor and, because interest payments will then be payable on a larger principal amount, the PIK election also increases the investment advisor’s future income incentive fees at a compounding rate;

•	market prices of OID instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash;

•	the deferral of interest on a PIK loan increases its loan-to-value ratio, which is a measure of the riskiness of a loan;

•	OID creates the risk of non-refundable cash payments to the investment advisor based on non-cash accruals that may never be realized;

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

We have elected to be taxed for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. If we continue to meet certain requirements, including source-of-income, asset diversification and distribution requirements, and if we continue to be regulated as a BDC, we will continue to qualify to be taxed as a RIC and therefore will not have to pay corporate-level U.S. federal income tax on income that we timely distribute to our stockholders, allowing us to substantially reduce or eliminate our corporate-level income tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings (other than SBA leverage) and any preferred stock we may issue in the future, of at least 150.0% at the time we issue any debt or preferred stock. This requirement limits the amount of our leverage. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or issuing preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so.

While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline. In addition, as a BDC, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. At our Annual Stockholders Meeting on June 4, 2020, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 20, 2021 or the date of our 2021 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2021 Annual Meeting of Stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25.0% of FIC’s then outstanding common stock immediately prior to each such sale. We do not intend to issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so. The level of net asset value dilution that could result from such an offering is not limited.

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

Additional Common Stock. Under the provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. At our Annual Stockholders Meeting on June 4, 2020, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 20, 2021 or the date of our 2021 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2021 Annual Meeting of Stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25.0% of FIC’s then outstanding common stock immediately prior to each such sale. We do not intend to sell or otherwise issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so. The level of net asset value dilution that could result from such an offering is not limited. In any such case, however, the price at which our common stock is to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act and the regulations and staff interpretations thereunder. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

Uncertainty about U.S. Presidential Administration initiatives could negatively impact our business, financial condition and results of operations.

The U.S. government has recently called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

A particular area identified as subject to potential change, amendment or repeal includes the Dodd-Frank Act, including the Volcker Rule and various swaps and derivatives regulations, credit risk retention requirements and the authorities of the Federal Reserve, the Financial Stability Oversight Council and the SEC. Given the uncertainty associated with the manner in which and whether the provisions of the Dodd-Frank Act will be implemented, repealed, amended, or replaced, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act or any changes to the regulations already implemented thereunder may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations or financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of recent financial reform legislation, these changes could be materially adverse to us and our stockholders.

Legislative or other actions relating to taxes could have a negative effect on the Company.

Legislative or other actions relating to taxes could have a negative effect on the Company and its investors. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. We cannot predict with certainty how any changes in the tax laws might affect the Company, its investments or its investors. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect the Company’s ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to the Company and its investors of such qualification, or could have other adverse consequences. You are urged to consult with your tax advisor with respect to the impact of the status of any legislative, regulatory or administrative developments and proposals and their potential effect on your investment in our securities.

There is uncertainty surrounding potential legal, regulatory and policy changes by new presidential administrations in the United States that may directly affect financial institutions and the global economy.

As a result of the November 2020 elections in the United States, the Democratic Party gained control of both the Presidency and the Senate from the Republican Party. Therefore, changes in federal policy, including tax policies, and at regulatory agencies are expected to occur over time through policy and personnel changes, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

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

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering, malware and computer virus attacks, or system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to stockholders (and their beneficial owners) and material nonpublic information. The systems we have implemented to manage risks relating to these types of events could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our and our investment advisor’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material nonpublic information and other sensitive information in our possession.

A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

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

In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

We and our service providers are currently impacted by quarantines and similar measures being enacted by governments in response to the global COVID-19 pandemic, which are obstructing the regular functioning of business workforces (including requiring employees to work from external locations and their homes). Policies of extended periods of remote working, whether by us or by our Service Providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Accordingly, the risks described above are heightened under current conditions.

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

Many of our portfolio companies are susceptible to economic slowdowns or recessions (including industry specific downturns) and may be unable to repay our debt investments during these periods. The recent global outbreak of COVID-19 has disrupted economic markets, and the prolonged economic impact is uncertain. Many manufacturers of goods in China and other countries in Asia have seen a downturn in production due to the suspension of business and temporary closure of factories in an attempt to curb the spread of the illness. As the impact of COVID-19 spreads to other parts of the world, similar impacts may occur with respect to affected countries. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the negotiation of trade deals between Britain and the European Union following the United Kingdom’s exit from the European Union and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

In an economic downturn, we may have non-performing assets or non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing some of our debt investments and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.

The occurrence of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our investments, and our ongoing operations, costs and profitability. Any such unfavorable economic conditions, including rising interest rates, may also increase our funding costs, limit our access to capital markets or negatively impact our ability to obtain financing, particularly from the debt markets. In addition, any future financial market uncertainty could lead to financial market disruptions and could further impact our ability to obtain financing. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results and financial condition.

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

Shares of closed-end investment companies, including BDCs, frequently trade at a discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. In addition, if our common stock trades below net asset value, we will generally not be able to issue additional common stock at the market price without first obtaining the approval of our stockholders and our Independent Directors. On June 4, 2020 our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 20, 2021 or the date of our 2021 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2021 Annual Meeting of Stockholders. Selling or otherwise issuing shares of FIC’s common stock below its then current net asset value per share would result in a dilution of FIC’s existing common stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25.0% of FIC’s then outstanding common stock immediately prior to each such sale. We do not intend to sell or otherwise issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so. The level of net asset value dilution that could result from such an offering is not limited.

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

On June 4, 2020, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a discount from net asset value per share, as long as the cumulative number of shares sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale, for a period of one year ending on the earlier of June 20, 2021 or the date of our 2021 Annual Meeting of Stockholders. Our stockholders will be asked to vote on a similar proposal at our 2021 Annual Meeting of Stockholders. If we sell or otherwise issue shares of our common stock at a discount to net asset value, it will pose a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuances or sale. In addition, such issuances or sales may adversely affect the price at which our common stock trades. For additional information and hypothetical examples of these risks, see “Sales of Common Stock Below Net Asset Value,” and for actual dilution illustrations specific to an offering, see the prospectus supplement pursuant to which such sale is made.

Our net asset value may have changed significantly since our last valuation.

Our board of directors determines the fair value of our portfolio investments on a quarterly basis based on input from our investment advisor, our audit committee and, as to certain of our investments, a third party independent valuation firm. While the board of directors will review our net asset value per share in connection with any offering, it will not always have the benefit of input from the independent valuation firm when it does so. The fair value of various individual investments in our portfolio and/or the aggregate fair value of our investments may change significantly over time. If the fair value of our investment portfolio at December 31, 2020 is less than the fair value was at the time of an offering during 2020, then we may record an unrealized loss on our investment portfolio and may report a lower net asset value per share than was reflected in the Selected Consolidated Financial Data and the financial statements included in the prospectus supplement of that offering. If the fair value of our investment portfolio at December 31, 2020 is greater than the fair value at the time of an offering during 2020, we may record an unrealized gain on our investment portfolio and may report a greater net asset value per share than so reflected in the prospectus supplement of that offering. Upon publication of this information in connection with our announcement of operating results for our fiscal year ended December 31, 2020, the market price of our common stock may fluctuate materially, and may be substantially less than the price per share you pay for our common stock in an offering.

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

As of February 23, 2021, we had 24,437,400 shares of common stock outstanding. Sales of substantial amounts of our common stock, or the availability of shares for sale, could adversely affect the prevailing market price of our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 1603 Orrington Avenue, Suite 1005, Evanston, Illinois 60201, and are provided by our investment advisor pursuant to the Administration Agreement. Our investment advisor also maintains additional office space at 227 West Trade Street, Suite 1910, Charlotte, North Carolina 28202, and 1140 Avenue of the Americas, 21st Floor, New York, New York 10036. We believe that our office facilities are suitable and adequate to our business as we contemplate conducting it.

Item 3. Legal Proceedings.

We are not, and our investment advisor is not, currently subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading on June 21, 2011 on the NASDAQ Global Market under the symbol “FDUS.” Effective January 3, 2012, our common stock was included in the NASDAQ Global Select Market. The last reported price for our common stock on February 23, 2021 was $14.40 per share. As of February 23, 2021, we had 20 stockholders of record.

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

On February 9, 2021, our board of directors declared a regular quarterly dividend of $0.31 per share and a supplemental dividend of $0.07 per share payable on March 26, 2021 to holders of record as of March 12, 2021.

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

To maintain our tax treatment as a RIC, we must, among other things, distribute at least 90.0% of our net ordinary income and our net short-term capital gains in excess of our net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98.0% of our net ordinary income for the calendar year, (2) 98.2% of our capital gain net income for the calendar year and (3) any net ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax. We may retain for investment some or all of our net capital gain (i.e., net long-term capital gains in excess of net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, you will be treated as if you received an actual distribution of the capital gain we retain and then reinvested the net after-tax proceeds in our common stock. You also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gain deemed distributed to you. Please refer to “Material U.S. Federal Income Tax Considerations” for further information regarding the consequences of our retention of net capital gain. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Regulation” and “Material U.S. Federal Income Tax Considerations.”

We may make distributions that are payable in cash or shares of our common stock at the election of each stockholder. In accordance with Treasury regulations and published guidance issued by the Internal Revenue Service, a publicly offered RIC may treat distributions of its own stock as counting towards its RIC distribution requirements if each stockholder may elect to receive his, her, or its entire distribution in either cash or stock of the RIC. The IRS has issued a revenue procedure indicating that this rule will apply if the total amount of cash to be distributed is not less than 20% of the total distribution. Under the revenue procedure, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the shareholders electing to receive cash (with the balance of the distribution paid in stock). If we decide to make any distributions that are payable in part in shares of our stock, U.S. stockholders receiving such distributions generally will be required to include the full amount of the distribution (whether received in cash, shares of our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. federal tax with respect to such distributions, including in respect of all or a portion of such distributions that are payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on such distributions, it may put downward pressure on the trading price of shares of our stock.

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

The tax character of distributions declared and paid in 2020 is described in Note 12 to our consolidated financial statements.

Stock Performance Graph

This graph compares the stockholder return on our common stock from December 31, 2015 to December 31, 2020 with that of the Russell 2000 Financial Services Index and the Standard & Poor’s 500 Total Return Stock Index. This graph assumes that on December 31, 2015, $100 was invested in our common stock, the Russell 2000 Financial Services Index, and the Standard & Poor’s 500 Total Return Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Outstanding Securities

The following table shows our outstanding classes of securities as of December 31, 2020:

(a) Title of Class	(b) Amount Authorized		(c) Amount Held by us or for Our Account	d) Amount Outstanding Exclusive of Amounts Shown Under (c)
Common Stock	100,000,000		—	24,437,400
SBA Debentures	$325.0 million	(1)	—	$147.0 million
Credit Facility	$100.0 million		—	$—
Notes	$307.3 million		—	$307.3 million

(1)	For more information regarding our limitations as to SBA debenture issuances, see “Regulation — Small Business Administration Regulations.”

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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—	(1)
Offering Expenses born by us (as a percentage of offering price)	—	(2)
Dividend reinvestment plan expenses	—	(3)
Total stockholder transaction expenses paid by us (as a percentage of offering price)	—	(4)
Annual expenses (as a percentage of net assets attributable to common stock) (5) :
Base Management Fee	3.29%	(6)
Incentive fees, net of income incentive fee waiver, payable under Investment Advisory Agreement	2.17%	(7)
Interest payments on borrowed funds	5.76%	(8)
Other expenses	1.31%	(9)

Total annual expenses	12.53%	(10)

(1)	In the event that securities are sold to or through underwriters, a corresponding prospectus supplement will disclose the applicable sales load.
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
(5)

Net assets attributable to common stock equals average net assets, which is calculated as the average of the net assets balances as of each quarter end during the year ended December 31, 2020 and the prior year end.

(6)

Our base management fee is 1.75% of the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts). This item represents actual base management fees incurred for the year ended December 31, 2020. We may from time to time decide it is appropriate to change the terms of the Investment Advisory Agreement. Under the 1940 Act, any material change to our Investment Advisory Agreement must be submitted to stockholders for approval. The 3.29% reflected in the table is calculated on our net assets (rather than our total assets). See “Management and Other Agreements—Investment Advisory Agreement.”

(7)

This item represents actual fees incurred on pre-incentive fee net investment income (income incentive fee) for the year ended December 31, 2020. As of December 31, 2020, there was no capital gains incentive fee payable (in cash), and accordingly no capital gains incentive fee amount has been included in the estimated expenses figure reflected in the table above. For the year ended December 31, 2020, we accrued capital gains incentive fees (reversal) of ($1.7) million in accordance with U.S. GAAP, which equals (0.43)% of net assets attributable to common stock; such amount has not been included in the estimated expenses figure reflected in the table above. For the year ended December 31, 2020, the Investment Advisor, in consultation with the Board, agreed to voluntarily waive $0.4 million of the income incentive fee.

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

See “Management and Other Agreements—Investment Advisory Agreement.”

(8)

As of December 31, 2020, we had outstanding SBA debentures of $147.0 million; we had $307.3 million outstanding of our Notes; we had no outstanding borrowings under our senior secured revolving credit agreement with certain lenders party thereto and ING Capital, LLC, as administrative agent (the “Credit Facility”), which has total commitment of $100.0 million. Interest payments on borrowed funds is based on estimated annual interest and fee expenses on outstanding SBA debentures, Notes and borrowings under the Credit Facility as of December 31, 2020 with a weighted average stated interest rate of 4.680% as of that date. We also pay a commitment fee between 0.5% and 3.0% per annum based the unutilized commitment under our Credit Facility. We have estimated the annual interest expense on borrowed funds and caution you that our actual interest expense will depend on prevailing interest rates and our rate of borrowing, which may be substantially higher than the estimate provided in this table.

(9)

Other expenses represent our estimated annual operating expenses, as a percentage of net assets attributable to common shares estimated for the current year, including professional fees, directors’ fees, insurance costs, expenses of our dividend reinvestment plan and payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by our administrator. See “Management and Other Agreements—Administration Agreement.” Other expenses exclude interest payments on borrowed funds, and if we issue debt securities or preferred stock, interest payments on debt securities and distributions with respect to preferred stock. “Other expenses” are based on actual other expenses for the year ended December 31, 2020.

(10)

“Total annual expenses” as a percentage of consolidated net assets attributable to common stock are higher than the total annual expenses percentage would be for a company that is not leveraged. We borrow money to leverage our net assets and increase our total assets. The SEC requires that the “total annual expenses” percentage be calculated as a percentage of net assets (defined as total assets less total liabilities), rather than the total assets, including assets that have been purchased with borrowed amounts. If the “total annual expenses” percentage were calculated instead as a percentage of average consolidated total assets, our “total annual expenses” would be 6.27% of average consolidated total assets.

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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return	$128	$356	$549	$914
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return resulting entirely from net realized capital gains (all of which is subject to our incentive fee on capital gains)	$135	$372	$571	$936

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

Recent Sales of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended December 31, 2020.

Issuer Purchases of Equity Securities

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 26, 2020, the Board extended the Stock Repurchase Program through December 31, 2021, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified, or discontinued at any time. During the years ended December 31, 2020 and 2018, we repurchased 25,719 and 44,821 shares of common stock on the open market for $0.3 and $0.6 million, respectively. We did not make any repurchases of common stock during the year ended December 31, 2019. Refer to Note 9 to our consolidated financial statements for additional information concerning stock repurchases.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data of FIC and its subsidiaries, including the Funds, as of and for the years ended December 31, 2020, 2019, 2018, 2017, and 2016, is derived from the consolidated financial statements that have been audited by RSM US LLP, an independent registered public accounting firm. This financial data should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations which follows.

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in Thousands, Except Per Share Data)
Statement of operations data:
Total investment income	$85,123	$77,106	$76,425	$68,615	$60,229
Interest and financing expenses	19,678	17,072	12,659	9,803	10,594
Base management fee	12,932	12,399	11,365	9,788	8,254
Incentive fee - income	8,952	7,445	9,413	8,913	7,375
Incentive fee - capital gains	(1,684)	3,299	2,938	2,055	2,294
All other expenses	5,158	4,422	4,272	4,069	3,986

Total expenses before income incentive fee waiver	45,036	44,637	40,647	34,628	32,503
Incentive fee waiver - income	(423)	—	—	—	—

Total expenses, net of income incentive fee waiver	44,613	44,637	40,647	34,628	32,503

Net investment income before income taxes	40,510	32,469	35,778	33,987	27,726
Income tax provision (benefit)	862	500	720	220	425

Net investment income	39,648	31,969	35,058	33,767	27,301
Net realized gains (losses)	(968)	(1,171)	(10,269)	17,904	(13,835)
Net change in unrealized appreciation (depreciation)	(6,578)	18,188	25,718	(5,426)	29,009
Income tax (provision) benefit from realized gains on investments	(577)	(121)	(758)	(2,204)	(205)
Realized losses on extinguishment of debt	(299)	(399)	(297)	(90)	—

Net increase in net assets resulting from operations	$31,226	$48,466	$49,452	$43,951	$42,270

Per share data:
Net asset value (at end of period)	$16.81	$16.85	$16.47	$16.05	$15.76
Net investment income	$1.62	$1.31	$1.43	$1.44	$1.45
Net gain (loss) on investments	$(0.33)	$0.69	$0.60	$0.44	$0.82
Realized losses on extinguishment of debt	$(0.01)	$(0.02)	$(0.01)	$(0.01)	$—
Net increase in net assets resulting from operations	$1.28	$1.98	$2.02	$1.87	$2.27
Dividends	$1.33	$1.60	$1.60	$1.60	$1.60
Other data:
Weighted average annual yield on debt investments (1)	12.2%	12.0%	12.6%	13.0%	13.1%
Number of portfolio companies at year end	69	64	63	63	57
Expense ratios (as percentage of average net assets (2)):
Operating expenses	6.4%	6.8%	7.0%	6.6%	7.8%
Interest expense	5.0%	4.2%	3.2%	2.6%	3.7%
Total return based on market value (3)	1.0%	37.6%	(15.8%)	3.2%	23.8%
Total return based on net asset value (4)	7.6%	12.0%	12.6%	11.9%	15.0%

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

	As of December 31,
	2020	2019	2018	2017	2016
	(Dollars in Thousands)
Statement of assets and liabilities data:
Total investments, fair value	$742,869	$766,919	$642,982	$596,308	$524,454
Total assets	875,740	789,439	693,876	646,263	586,742
Borrowings (5)	454,250	364,750	277,500	242,800	224,000
Total net assets	410,760	412,310	402,985	393,273	353,785

(5)	Represents principal balance outstanding.

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

COVID-19 Update

On March 11, 2020, the World Health Organization declared the novel coronavirus, or COVID-19, as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, restricting travel and hospitality, and temporarily closing or limiting operations at many corporate offices, retail stores, restaurants, fitness clubs and manufacturing facilities and factories in affected jurisdictions. Such actions are creating disruption in global supply chains and adversely impacting a number of industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty and risks with respect to the underlying value of the Company’s portfolio companies, the Company’s business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, company decisions to delay, defer and/or modify the character of dividends in order to preserve liquidity, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.

We have evaluated subsequent events from January 2, 2021 to February 25, 2021. However, as the discussion in this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the year ended December 31, 2020, the analysis contained herein may not fully account for impacts relating to the COVID-19 pandemic. In that regard, for example, as of December 31, 2020, the Company valued its portfolio investments in conformity with GAAP based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused during the months that followed our December 31, 2020 valuation, any valuations conducted now or in the future in conformity with GAAP could result in a lower fair value of our portfolio. The potential impact to our results going forward will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time.

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

Portfolio Composition, Investment Activity and Yield

During the years ended December 31, 2020 and 2019, we invested $190.0 million and $219.2 million in debt and equity investments, respectively, including 12 and 12 new portfolio companies, respectively. During the years ended December 31, 2020 and 2019, we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $210.8 million and $120.6 million, respectively, including exits of 7 and 11 portfolio companies, respectively. The following table summarizes investment purchases and sales and repayments of investments by type for the years ended December 31, 2020 and 2019 (dollars in millions).

	Purchases of Investments				Sales and Repayments of Investments
	2020		2019		2020		2019
Second Lien Debt	$54.9	29.0%	$54.3	24.7%	$74.5	35.4%	$50.4	41.9%
Subordinated Debt	14.5	7.6	70.0	32.0	48.3	22.9	36.1	29.9
First Lien Debt	109.9	57.8	84.0	38.3	32.3	15.3	13.8	11.4
Equity	10.7	5.6	10.9	5.0	51.2	24.3	16.2	13.4
Warrants	—	—	—	—	4.5	2.1	4.1	3.4
Royalty Rights	—	—	—	—	—	—	—	—

Total	$190.0	100.0%	$219.2	100.0%	$210.8	100.0%	$120.6	100.0%

As of December 31, 2020, the fair value of our investment portfolio totaled $742.9 million and consisted of 66 active portfolio companies and three portfolio companies that have sold their underlying operations. As of December 31, 2020, 22 portfolio companies’ debt investments bore interest at a variable rate, which represented $230.9 million, or 36.8%, of our debt investment portfolio on a fair value basis, and the remainder of our debt investment portfolio was comprised of fixed rate investments. Overall, the portfolio had net unrealized appreciation of $55.8 million as of December 31, 2020. As of December 31, 2020, our average active portfolio company investment at amortized cost was $10.4 million, which excludes investments in the three portfolio companies that have sold their underlying operations.

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

The weighted average yield on debt investments as of December 31, 2020 and 2019 was 12.2% and 12.0%, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of December 31, 2020 and 2019, including the accretion of OID and debt investment origination fees, but excluding investments on non-accrual status, if any. The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments (dollars in millions):

	Fair Value				Cost
	December 31, 2020		December 31, 2019		December 31, 2020		December 31, 2019
Second Lien Debt	$332.2	44.7%	$383.1	49.9%	$341.9	49.7%	$392.2	55.7%
Subordinated Debt	107.9	14.5	140.8	18.4	107.3	15.6	140.7	20.0
First Lien Debt	187.4	25.2	108.3	14.1	184.6	26.9	107.7	15.3
Equity	112.8	15.2	126.6	16.5	50.0	7.3	58.1	8.2
Warrants	2.6	0.4	8.1	1.1	3.2	0.5	5.8	0.8
Royalty Rights	—	—	—	—	—	—	—	—

Total	$742.9	100.0%	$766.9	100.0%	$687.0	100.0%	$704.5	100.0%

All investments made by us as of December 31, 2020 and 2019 were made in portfolio companies headquartered in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	December 31, 2020		December 31, 2019		December 31, 2020		December 31, 2019
Midwest	$225.7	30.4%	$208.2	27.1%	$189.6	27.6%	$181.3	25.7%
Southeast	153.3	20.6	160.0	20.9	130.0	18.9	138.1	19.6
Northeast	123.3	16.6	154.7	20.2	127.8	18.6	142.1	20.2
West	108.7	14.6	76.3	9.9	109.2	15.9	76.6	10.9
Southwest	131.9	17.8	167.7	21.9	130.4	19.0	166.4	23.6

Total	$742.9	100.0%	$766.9	100.0%	$687.0	100.0%	$704.5	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value				Cost
	December 31, 2020		December 31, 2019		December 31, 2020	December 31, 2019
Specialty Distribution	15.8%		16.9%		17.0%	18.3%
Information Technology Services	12.8		11.8		13.2	11.9
Business Services	12.3		12.1		13.0	13.0
Healthcare Products	9.0		8.6		4.8	5.7
Component Manufacturing	7.4		5.2		6.9	6.2
Healthcare Services	5.4		5.6		6.0	5.8
Aerospace & Defense Manufacturing	5.2		4.5		5.6	3.8
Consumer Products	5.1		2.8		5.5	3.4
Retail	3.6		3.8		4.4	4.2
Promotional Products	3.3		3.5		3.7	3.6
Building Products Manufacturing	3.2		2.7		3.8	3.3
Transportation Services	3.0		3.4		3.1	3.3
Oil & Gas Services	2.8		4.3		0.4	0.8
Utilities: Services	2.5		2.4		2.7	2.6
Environmental Industries	2.4		2.4		2.7	2.6
Packaging	2.1		2.0		2.1	2.1
Oil & Gas Distribution	1.5		0.8		1.5	0.8
Industrial Cleaning & Coatings	1.4		2.0		1.9	2.2
Utility Equipment Manufacturing	0.9		0.9		1.3	1.2
Vending Equipment Manufacturing	0.3		4.3		0.3	5.1
Restaurants	0.0	(1)	0.0	(1)	0.1	0.1
Specialty Chemicals	0.0	(1)	0.0	(1)	0.0 (1)	0.0 (1)

Total	100.0%		100.0%		100.0%	100.0%

(1)	Percentage is less than 0.1% of respective total.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of December 31, 2020 and 2019 (dollars in millions):

	Fair Value				Cost
Investment Rating	December 31, 2020		December 31, 2019		December 31, 2020		December 31, 2019
1	$109.3	14.7%	$100.1	13.1%	$38.7	5.6%	$29.0	4.2%
2	544.4	73.3	580.5	75.7	537.6	78.3	570.1	80.9
3	80.1	10.8	84.6	11.0	87.5	12.7	96.7	13.7
4	9.0	1.2	1.7	0.2	13.7	2.0	5.8	0.8
5	0.1	—	—	—	9.5	1.4	2.9	0.4

Total	$742.9	100.0%	$766.9	100.0%	$687.0	100.0%	$704.5	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of December 31, 2020 and 2019 was 2.0 and 2.0, respectively, on a fair value basis and 2.2 and 2.1, respectively, on a cost basis.

Non-Accrual

As of December 31, 2020 and December 31, 2019, we had debt investments in one portfolio company on non-accrual status (dollars in millions):

	December 31, 2020				December 31, 2019
Portfolio Company	Fair Value		Cost		Fair Value		Cost
Frontline Food Services, LLC (f/k/a Accent Food Services, LLC)	$—	(1)	$—	(1)	$33.1		$35.3
EBL, LLC (EbLens)	5.5	(2)	9.2	(2)	—	(3)	—	(3)

Total	$5.5		$9.2		$33.1		$35.3

(1)	Portfolio company was no longer held at period end.
(2)	Portfolio company was on PIK-only on non-accrual status at period end, meaning the Company has ceased recognizing PIK interest income on the investment.
(3)	Portfolio company debt investments were not on non-accrual status at period end.

Discussion and Analysis of Results of Operations

Comparison of fiscal years ended December 31, 2020, 2019, and 2018

Investment Income

Below is a summary of the changes in total investment income for the years ended December 31, 2020, 2019, and 2018, as well as a comparison of those periods year-over-year (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Years Ended December 31,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$ Change	% Change (1)	$ Change	% Change (1)
Interest income	$73.5	$62.2	$60.9	$11.3	18.2%	$1.3	2.1%
Payment-in-kind interest income	4.7	9.1	6.6	(4.4)	(48.8%)	2.5	38.4%
Dividend income	2.4	1.4	4.0	1.0	73.2%	(2.6)	(64.5%)
Fee income	4.5	4.3	4.8	0.2	3.9%	(0.5)	(11.0%)
Interest on idle funds	—	0.1	0.1	(0.1)	(89.2%)	—	NM

Total investment income	$85.1	$77.1	$76.4	$8.0	10.4%	$0.7	0.9%

(1)	NM = Not meaningful

For the year ended December 31, 2020, total investment income was $85.1 million, an increase of $8.0 million or 10.4%, from the $77.1 million of total investment income for the year ended December 31, 2019. As reflected in the table above, the increase is primarily attributable to the following:

•

$6.9 million increase in total interest income (including payment-in-kind interest income) resulting from higher weighted average debt yield and higher average debt investment balances outstanding, during 2020 as compared to 2019.

•	$1.0 million increase in dividend income, during 2020 as compared to 2019, due to increased levels of distributions received from equity investments.

•	$0.2 million increase in fee income resulting from an increase in debt amendment fee income partially offset by a decrease in origination and prepayment fees income during 2020 as compared to 2019.

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

Expenses

Below is a summary of the changes in total expenses, including income tax provision, for the years ended December 31, 2020, 2019, and 2018, as well as a comparison of those periods year-over-year (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Years Ended December 31,			2020 vs. 2019		2019 vs. 2018
	2020	2019	2018	$ Change	% Change (1)	$ Change	% Change (1)
Interest and financing expenses	$19.7	$17.1	$12.7	$2.6	15.3%	$4.4	34.9%
Base management fee	12.9	12.4	11.4	0.5	4.3%	1.0	9.1%
Incentive fee - income	9.0	7.4	9.4	1.6	20.2%	(2.0)	(20.9%)
Incentive fee - capital gains	(1.7)	3.3	2.9	(5.0)	(151.0%)	0.4	12.3%
Administrative service expenses	1.7	1.6	1.5	0.1	8.7%	0.1	8.3%
Professional fees	2.1	1.5	1.3	0.6	34.6%	0.2	15.6%
Other general and administrative expenses	1.3	1.3	1.4	—	NM	(0.1)	(12.3%)

Total expenses, before incentive fee waiver	45.0	44.6	40.6	0.4	0.9%	4.0	9.8%
Incentive fee waiver - income	(0.4)	—	—	(0.4)	NM	—	NM

Total expenses, net of incentive fee waiver before income tax provision	44.6	44.6	40.6	—	NM	4.0	9.1%
Income tax provision	0.9	0.5	0.8	0.4	72.4%	(0.3)	0.0%

Total expenses, including income tax provision	$45.5	$45.1	$41.4	$0.4	0.7%	$3.7	9.1%

(1)	NM = Not meaningful

For the year ended December 31, 2020, total expenses, including income tax provision, were $45.5 million, an increase of $0.4 million or 0.7%, from the $45.1 million of total expenses, including income tax provision, for the year ended December 31, 2019. As reflected in the table above, the increase is primarily attributable to the following:

•

$2.6 million increase in interest and financing expenses due to an increase in average borrowings outstanding and an increase in weighted average interest rate on borrowings during 2020 as compared to 2019.

•

$1.2 million net increase in the income incentive fee comprised of a $1.6 million increase in the income incentive fee due to a $3.8 million increase in pre-incentive fee net investment income during 2020 offset by a one-time $0.4 million income incentive fee waiver, as compared to the same period in 2019.

•	$0.6 million increase in professional fees during 2020 as compared to 2019.

•	$0.5 million increase in base management fee due to higher average total assets during 2020 as compared to 2019.

•

$5.0 million decrease in the capital gains incentive fee due to a $25.0 million decrease in net gain on investments (net realized gains (losses) plus net change in unrealized appreciation (depreciation) on investments) during 2020, as compared to the same period in 2019.

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

Net Investment Income

Net investment income was $39.6 million, $32.0 million, and $35.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Net investment income increased by $7.6 million, or 24.0%, during fiscal 2020 as compared to fiscal 2019, as a result of the $8.0 million increase in total investment income compared to a $0.4 million increase in total expenses, including the income incentive fee waiver and income tax provision.

Net investment income decreased by $3.1 million, or 8.8%, during fiscal 2019 as compared to fiscal 2018, as a result of the $0.7 million increase in total investment income compared to a $3.8 million increase in total expenses, including income tax provision.

Net Gain (Loss) on Investments

For the year ended December 31, 2020, the total net realized loss on investments, before income tax provision on realized gains, was $(1.0) million. Income tax (provision) benefit from realized gains on investments was $(0.6) million for the year ended December 31, 2020. Significant realized gains (losses) for the year ended December 31, 2020 are summarized below (dollars in millions):

		Net Realized
Portfolio Company	Realization Event (1)	Gains (Losses)
Pfanstiehl, Inc.	Sold 50% of equity investment	$12.8
Fiber Materials, Inc.	Sale of portfolio company	9.7
Microbiology Research Associates, Inc.	Exit of portfolio company	1.7
Medsurant Holdings, LLC	Sold 50% of equity investment	1.7
Revenue Management Solutions, LLC	Sold 50% of equity investment	1.5
Worldwide Express Operations, LLC	Sold 50% of equity investment	1.1
Gurobi Optimization, LLC	Sold 50% of equity investment	1.0
ControlScan, Inc.	Exit of portfolio company	1.0
Pugh Lubricants, LLC	Exit of portfolio company	0.9
Hub Acquisition Sub, LLC (dba Hub Pen)	Sold 50% of equity investment	0.6
Global Plasma Solutions, Inc.	Sale of equity investment	0.5
Midwest Transit Equipment, Inc.	Sold 50% of equity investment	0.5
Pinnergy, Ltd.	Sale of equity investment	0.3
Alzheimer’s Research and Treatment Center, LLC	Sold 50% of equity investment	0.3
Hoonuit, LLC	Exit of portfolio company	0.2
BCM One Group Holdings, Inc.	Sold 50% of equity investment	0.2
Software Technology, LLC	Sold 50% of equity investment	0.2
LNG Indy, LLC (dba Kinetrex Energy)	Sold 50% of equity investment	0.2
New Era Technology, Inc.	Escrow distribution	0.1
Wheel Pros, Inc.	Sold 50% of equity investment	0.1
Apex Microtechnology, Inc.	Escrow distribution	0.1
Allied 100 Group, Inc.	Sold 50% of equity investment	0.1
Restaurant Finance Co, LLC	Escrow distribution	0.1
Vanguard Dealer Services, L.L.C.	Escrow distribution	0.1
Allredi, LLC (fka Marco Group International OpCo, LLC)	Sold 50% of equity investment	0.1
Other		0.1
Palisade Company, LLC	Sold 50% of equity investment	(0.1)
Frontline Food Services, LLC (f/k/a Accent Food Services, LLC)	Write-off of debt and equity investments	(36.1)

Net realized gain (loss) on investments		(1.0)
Income tax provision from realized gains on investments		(0.6)

Net realized gain (loss), net of income tax provision, on investments		$(1.6)

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

For the year ended December 31, 2019, the total net realized loss on investments, before income tax provision on realized gains, was $(1.2) million. Income tax (provision) benefit from realized gains on investments was $(0.1) million for the year ended December 31, 2019. Significant realized gains (losses) for the year ended December 31, 2019 are summarized below (dollars in millions):

		Net Realized
Portfolio Company	Realization Event (1)	Gains (Losses)
The Wolf Organization, LLC	Exit of portfolio company	$4.0
Vanguard Dealer Services, L.L.C.	Sale of portfolio company	3.7
New Era Technology, Inc.	Exit of portfolio company	3.1
Simplex Manufacturing Co.	Exit of portfolio company	2.9
US Pack Logistics LLC	Exit of portfolio company	0.8
Other		0.2
Malabar International	Escrow distribution	0.1
inthinc Technology Solutions, Inc.	Exit of portfolio company	(0.2)
Trantech Radiator Products, Inc.	Exit of portfolio company	(0.3)
Consolidated Infrastructure Group Holdings, LP	Exit of portfolio company	(0.4)
K2 Industrial Services, Inc.	Exit of portfolio company	(1.3)
Oaktree Medical Centre, P.C. (dba Pain Management Associates)	Exit of portfolio company	(13.8)

Net realized gain (loss) on investments		(1.2)
Income tax provision from realized gains on investments		(0.1)

Net realized gain (loss), net of income tax provision, on investments		$(1.3)

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

During the years ended December 31, 2020, 2019, and 2018, we recorded a net change in unrealized appreciation (depreciation) on investments attributable to the following (dollars in millions):

	Year Ended December 31,
Unrealized Appreciation (Depreciation)	2020	2019	2018
Exit, sale or restructuring of investments	$(0.8)	$7.4	$11.2
Fair value adjustments to debt investments	(27.8)	(7.1)	(18.0)
Fair value adjustments to equity investments	22.0	17.9	32.5

Net change in unrealized appreciation (depreciation)	$(6.6)	$18.2	$25.7

Net Increase in Net Assets Resulting From Operations

Net increase in net assets resulting from operations was $31.2 million, $48.5 million, and $49.5 million for the years ended December 31, 2020, 2019, and 2018, respectively, as a result of the events described above.

Liquidity and Capital Resources

As of December 31, 2020, we had $124.3 million in cash and cash equivalents and our net assets totaled $410.8 million. We believe that our current cash and cash equivalents on hand, our continued access to SBA-guaranteed debentures, our Credit Facility and our anticipated cash flows from investments will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of securities (including the “at-the-market” program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. During the year ended December 31, 2020, we repaid $16.5 million of SBA debentures which would have matured during the period September 1, 2024 through September 1, 2028 Our remaining outstanding SBA debentures continue to mature in 2025 and subsequent years through 2030, which will require repayment on or before the respective maturity dates.

Cash Flows

For the year ended December 31, 2020, we experienced a net increase in cash and cash equivalents in the amount of $109.3 million. During that period, we were provided $56.0 million of cash from operating activities, which included proceeds received from sales and repayments of investments of $210.8 million, which were partially offset by the funding of $190.0 million of investments. During the same period, we received proceeds from the issuances of SBA debentures of $6.0 million and proceeds from the issuance of our 2026 Notes of $125.0 million; which were partially offset by repayments of SBA debentures of $16.5 million, net repayments of $25.0 million from borrowings under our Credit Facility, cash dividends paid to stockholders of $32.5 million, and the payment of deferred financing costs related to our debt financings of $3.4 million and repurchases of common stock under the Stock Repurchase Program (as defined below) of $0.3 million.

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

SBA debentures

The Funds are licensed SBICs, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $175.0 million, whichever is less. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of December 31, 2020, Fund II and Fund III had $133.5 million and $13.5 million of outstanding SBA debentures, respectively. As of September 9, 2019, Fund I completed a wind-down plan, relinquished its SBIC license and can no longer issue additional SBA debentures. Subject to SBA regulatory requirements and approval, Fund III may access up to $161.5 million of additional SBA debentures under the SBIC debenture program. For more information on the SBA debentures, please refer to Note 6 to our consolidated financial statements.

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

We have made customary representations and warranties and we are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of December 31, 2020, we were in compliance with all covenants of the Credit Facility and there were no borrowings outstanding under the Credit Facility.

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

The 2023 Notes will mature on February 1, 2023 and bear interest at a rate of 5.875%. The 2023 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after February 1, 2020. Interest on the 2023 Notes is payable quarterly on February 1, May 1, August 1 and November 1 of each year. The 2023 Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSL.” As of December 31, 2020, the outstanding principal balance of the 2023 Notes was $50.0 million. Subsequent to December 31, 2020, the Company redeemed, in full, the issued and outstanding 2023 Notes. See “Recent Developments” for more information.

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

The February 2024 Notes will mature on February 15, 2024 and bear interest at a rate of 6.000%. The February 2024 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after February 15, 2021. Interest on the February 2024 Notes is payable quarterly on February 15, May 15, August 15 and November 15 of each year, beginning May 15, 2019. The February 2024 Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSZ.” As of December 31, 2020, the outstanding principal balance of the February 2024 Notes was $69.0 million. Subsequent to December 31, 2020, the Company redeemed, in part, the issued and outstanding February 2024 Notes. See “Recent Developments” for more information.

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

The November 2024 Notes will mature on November 1, 2024 and bear interest at a rate of 5.375%. The November 2024 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after November 1, 2021. Interest on the November 2024 Notes is payable quarterly on February 1, May 1, August 1 and November 1 of each year, beginning February 1, 2020. The November 2024 Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSG.” As of December 31, 2020, the outstanding principal balance of the November 2024 Notes was approximately $63.3 million.

On December 23, 2020, we closed the offering of approximately $125.0 million in aggregate principal amount of our 4.75% notes due 2026, or the “2026 Notes” (collectively with the Public Notes, the “Notes”). The total net proceeds to us from the 2026 Notes after deducting underwriting discounts of approximately $2.5 million and estimated offering expenses of $0.4 million, were approximately $122.1 million.

The 2026 Notes will mature on January 31, 2026 and bear interest at a rate of 4.75%. The 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed more than three months prior to maturity. Interest on the 2026 Notes is payable on January 31 and July 31 of each year, beginning July 31, 2021. We do not intent to list the 2026 Notes on any securities exchange or automated dealer quotation system.

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

As of December 31, 2020, the weighted average stated interest rates for our SBA debentures and the Notes were 3.297% and 5.342%, respectively. As of December 31, 2020, we had $100.0 million of unutilized commitment under our Credit Facility. As of December 31, 2020, the weighted average stated interest rate on total debt outstanding was 4.680%.

As a BDC, we are generally required to meet an asset coverage ratio of at least 150.0% (defined as the ratio which the value of our consolidated total assets, less all consolidated liabilities and indebtedness not represented by senior securities, bears to the aggregate amount of senior securities representing indebtedness), which includes borrowings and any preferred stock we may issue in the future. This requirement limits the amount that we may borrow. We have received exemptive relief from the U.S. Securities and Exchange Commission (“SEC”) to allow us to exclude any indebtedness guaranteed by the SBA and issued by the Funds from the 150.0% asset coverage requirements, which, in turn, will enable us to fund more investments with debt capital.

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

Stock Repurchase Program

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 26, 2020, the Board extended the Stock Repurchase Program through December 31, 2021, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and we cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. During the years ended December 31, 2020 and 2018, the Company repurchased 25,719 and 44,821 shares, respectively, of common stock on the open market for $0.3 and $0.6 million, respectively. The Company did not make any repurchases of common stock during the year ended December 31, 2019. Refer to Note 8 to our consolidated financial statements for additional information concerning stock repurchases.

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

•

our board of directors engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result it is not in our stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where we determine that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. Our board of directors consulted with the independent valuation firm(s) in arriving at our determination of fair value for 12 and 13 of our portfolio company investments representing 25.8% and 30.9% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended December 31, 2020 and 2019, respectively) as of December 31, 2020 and 2019, respectively;

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

Fee income. All transaction fees earned in connection with our investments are recognized as fee income and are generally non-recurring. Such fees typically include fees for services, including structuring and advisory services, provided to portfolio companies. We recognize income from fees for providing such structuring and advisory services when the services are rendered or the transactions are completed. Upon the prepayment of a debt investment, any prepayment penalties are recorded as fee income when earned. In 2020, the Company elected to change the manner in which it presents the recognition of management services fees income. Previously, the Company classified management services fees as a component of interest on idle funds and other income on the Consolidated Statement of Operations. Comparative prior periods presented have been reclassified retrospectively to conform to the revised presentation. There is no change in historical net increase in net assets resulting from operations due to this change in presentation.

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

SEC Rule 12b-2 Update

In March 2020, the SEC adopted a final rule under SEC Release No. 34-88365 (the “Final Rule”), amending the accelerated filer and large accelerated filer definitions in Exchange Act Rule 12b-2. The amendments include a provision under which a BDC will be excluded from the “accelerated filer” and “large accelerated filer” definitions if the BDC has (1) a public float of $75 million or more, but less than $700 million, and (2) has annual investment income of less than $100 million. In addition, BDCs are subject to the same transition provisions for accelerated filer and large accelerated filer status as other issuers, but instead substituting investment income for revenue. The amendments will reduce the number of issuers required to comply with the auditor attestation on the internal control over financial reporting requirement provided under Section 404(b) of the Sarbanes-Oxley Act of 2002. The Final Rule applies to annual report filings due on or after April 27, 2020. As a result, the Company is no longer an accelerated filer.

SEC Rule 1-02(w)(2) Update

In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules adopt a new definition of “significant subsidiary” applicable only to investment companies that (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary” in Rule 1-02(w) of Regulation S-X. The new Rule 1-02(w)(2) of Regulation S-X is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules became effective on January 1, 2021, but voluntary compliance is permitted in advance of the effective date. The Company has elected to early adopt this rule change as of December 31, 2020.

SEC Regulation S-K Update

In November 2020, the SEC issued a final rule that modernized and simplifies Management’s Discussion and Analysis of Financial Condition and Results of Operations and certain financial disclosure requirements in Regulation S-K (the “Amendments”). Specifically, the Amendments: (i) eliminate Item 301 of Regulation S-K (Selected Financial Data); (ii) simplify Item 302 of Regulation S-K (Supplementary Financial Information); and (iii) amend certain aspects of Item 303 of Regulation S-K (Managements Discussion and Analysis of Financial Condition and Results of Operations). The Amendments became effective on February 10, 2021 and compliance will be required for the registrant’s fiscal year ending on or after August 9, 2021. Early adoption of the Amendments is permitted on an item-by-item basis after the effective date; however, a registrant must fully comply with each adopted item in its entirety. The Company is currently evaluating the impact of the Amendments on its consolidated financial statements.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. We had off-balance sheet arrangements consisting of outstanding commitments to fund various undrawn revolving loans, other debt investments and capital commitments totaling $5.6 million and $4.8 million as of December 31, 2020 and 2019, respectively. Such outstanding commitments are summarized in the following table (dollars in millions):

	December 31, 2020				December 31, 2019
Portfolio Company - Investment	Total Commitment		Unfunded Commitment		Total Commitment		Unfunded Commitment
Combined Systems, Inc. - Revolving Loan	$4.0		$1.0		$—		$—
Elements Brands, LLC - Revolving Loan	3.0		0.8		—		—
FDS Avionics Corp. (dba Flight Display Systems) - Revolving Loan	0.2		—		0.2		—
French Transit, LLC - Revolving Loan	—		—		1.0		1.0
Rhino Assembly Company, LLC - Delayed Draw Commitment	0.9		0.9		0.9		0.9
Safety Products Group, LLC - Common Equity (Units)	2.9	(1)	2.9	(1)	2.9	(1)	2.9	(1)

Total	$11.0		$5.6		$5.0		$4.8

(1)

Portfolio company was no longer held at period end. The commitment represents our maximum potential liability related to certain guaranteed obligations stemming from the prior sale of the portfolio company’s underlying operations .

Additional detail for each of the commitments above is provided in our consolidated schedules of investments.

Contractual Obligations

As of December 31, 2020, our future fixed commitments (1) for cash payments are as follows:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(Dollars in millions)
SBA debentures	$147.0	$—	$—	$39.2	$107.8
Credit Facility borrowings	—	—	—	—	—
Notes	307.3	—	50.0	132.3	125.0

Total	$454.3	$—	$50.0	$171.5	$232.8

(1)

Fixed commitments in the table above include the principal balance of the obligations as of December 31, 2020. While these obligations are outstanding, we will also incur related interest expense. The amount of interest expense that we ultimately incur will depend on the timing of repayments (which may occur on or before the stated maturity dates), and, as it relates to our Credit Facility, changes in the underlying variable reference interest rates. As of December 31, 2020, the weighted average stated interest rates for our SBA debentures and the Notes were 3.297% and 5.342%, respectively. As of December 31, 2020, we had $100.0 million of unutilized commitment under our Credit Facility.

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

•

The Investment Advisor, in consultation with the Board, agreed to voluntarily waive $0.4 of the income incentive fee for the year ended December 31, 2020. There was no income incentive fee waiver for the year ended December 31, 2019.

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

Recent Developments

On January 11, 2021, we exited our debt investment in Bandon Fitness (Texas), Inc. We received payment in full of $15.6 million on our first lien debt, which includes a prepayment fee.

On January 14, 2021, we exited our debt investment in Alzheimer’s Research and Treatment Center, LLC. We received payment in full of $6.6 million on our first lien debt, which includes a prepayment fee.

On January 19, 2021, we redeemed $50.0 million of the aggregate principal amount on the 2023 Notes, resulting in a realized loss on extinguishment of debt of approximately $0.8 million.

On January 22, 2021, we invested $11.0 million in first lien debt and $0.5 million in common equity of GP&C Operations, LLC (dba Garlock Printing and Converting), a converter of plastic film into flexible packaging solutions.

On January 26, 2021, we exited our debt investment in Ohio Medical, LLC. We received payment in full of $10.0 million on our second lien debt. We subsequently invested $5.0 million in a new second lien debt investment in Ohio Medical, LLC.

On February 9, 2021, the Board declared a regular quarterly dividend of $0.31 per share and supplemental dividend of $0.07 per share payable March 26, 2021 to stockholders of record as of March 12, 2021.

On February 10, 2021, we invested $6.5 million in first lien debt and made a commitment up to $2.0 million of additional first lien debt of Wonderware Holdings, LLC (dba CORE Business Technologies), a provider of revenue management and payments solutions for government, healthcare and education.

On February 11, 2021, we invested $8.9 million in first lien debt and made a commitment up to $0.4 million of additional first lien debt of Xeeva, Inc., a global provider of intelligent, cloud-based indirect spend management software solutions.

On February 12, 2021, we exited our debt and equity investments in FDS Avionics Corp. (dba Flight Display Systems). Flight Display Systems was acquired and combined with Calculex Inc. and Argon Corporation under a new holding company, Spectra A&D Holdings (“Spectra”). We received payment in full of $5.1 million on our second lien and revolving debt. We sold our preferred and a portion of our common equity investments for a realized gain of approximately $1.0 million. In conjunction with the transaction, we invested $8.0 million in first lien debt and $4.1 million in preferred equity, of which $2.0 million was rolled over from our original common equity investment in Flight Display Systems.

On February 16, 2021, we redeemed $50.0 million of the $69.0 million aggregate principal amount on the February 2024 Notes, resulting in a realized loss on extinguishment of debt of approximately $1.1 million.

On February 19, 2021, we exited our debt investment in Wheel Pros, Inc. We received payment in full of $20.4 million on our second lien debt, which includes a prepayment fee.

Subsequent to December 31, 2020, the global outbreak of the COVID-19 pandemic has adversely affected some of the Company’s investments and continues to have adverse consequences on the U.S. and global economies. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual portfolio companies, remains uncertain. At the time of this filing, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the year ended December 31, 2020. The Company cannot predict the extent to which its financial condition and results of operations will be adversely affected at this time. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

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

In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. As of December 31, 2020 and 2019, 22 and 17 portfolio companies’ debt investments, respectively, bore interest at a variable rate, which represented $230.9 million and $181.3 million of our portfolio on a fair value basis, respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Our pooled SBA debentures and our Public Notes bear interest at fixed rates. Our Credit Facility bears interest, at our election, at a rate per annum equal to (a) 3.00% (or 2.75% if certain conditions are satisfied, including if (x) no equity interests are included in the borrowing base, (y) the contribution to the borrowing base of eligible portfolio investments that are performing first lien bank loans is greater than or equal to 35%, and (z) the contribution to the borrowing base of eligible portfolio investments that are performing first lien bank loans, performing last out loans, or performing second lien loans is greater than or equal to 60%) plus the one, two, three or six month LIBOR rate, as applicable, or (b) 2.00% (or 1.75% if the above conditions are satisfied) plus the highest of (A) a prime rate, (B) the Federal Funds rate plus 0.5%, (C) three month LIBOR plus 1.0%, and (D) zero.

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

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of December 31, 2020 (dollars in millions):

Basis Point Increase (Decrease)	Interest Income Increase (Decrease) (1) (2)	Interest Expense Increase (Decrease)(4)	Net Increase (Decrease)	Net Investment Income (3)
(200)	$—	$—	$—	$—
(150)	—	—	—	—
(100)	—	—	—	—
(50)	—	—	—	—
50	—	—	—	—
100	0.2	—	0.2	0.2
150	0.7	—	0.7	0.6
200	1.5	—	1.5	1.2
250	2.7	—	2.7	2.2
300	3.8	—	3.8	3.0

(1)	Certain of our variable rate debt investments have a LIBOR interest rate floor, which lessens the impact of decreases in interest rates .
(2)	Interest income calculated assuming three-month LIBOR rate as of December 31, 2020.
(3)	Includes the impact of income incentive fee at 20.0% on net increase (decrease) in net interest.
(4)	As of December 31, 2020, we did not have any borrowings outstanding under our Credit Facility, and our remaining debt obligations all carry fixed interest rates.

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Fidus Investment Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Fidus Investment Corporation and subsidiaries (collectively, the Company), including the consolidated schedules of investments, as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes, which include the senior securities table, to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 25, 2021, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2020 and 2019, by correspondence with the custodians, portfolio companies or agents or by other appropriate procedures where replies from custodians, portfolio companies or agents were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of level 3 investments

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company measures substantially all of its investments at fair value using unobservable inputs and assumptions as there is no readily available market value. Due to the use of unobservable inputs in determining fair value, these investments are classified as level 3 within the fair value hierarchy and total $742,869 thousand as of December 31, 2020.

We identified the valuation of certain level 3 investments as a critical audit matter because of certain significant assumptions management makes in determining the estimate, including the selected valuation techniques, revenue or EBITDA multiples, and discount rates. Auditing management’s valuation techniques and assumptions of revenue and EBITDA multiples and the discount rate involved a high degree of auditor judgment and increased audit effort, including the use of valuation specialists, as changes in these assumptions could have a significant impact on the fair value of the level 3 investments.

Our audit procedures related to the Company’s valuation of level 3 investments included the following, among others:

•

We obtained an understanding of the relevant controls related to the Company’s process to determine fair value of its level 3 investments, including controls over the Company’s methods and selection of significant unobservable inputs, and tested such controls for operating effectiveness.

•

We evaluated the appropriateness of management’s valuation techniques, such as the discounted cash flow or enterprise value, and management’s asset coverage analysis. We also evaluated whether assumptions used by management, including revenue or EBITDA multiples and discount rates, were reasonable by comparing these inputs to market information obtained from external sources. For a selection of investments, we utilized valuation specialists to perform this evaluation.

•	For a select number of investments, we utilized the valuation specialists to develop an independent fair value estimate which was compared to management’s estimate.

•	We evaluated the Company’s historical ability to estimate fair value by comparing the fair value as estimated by management against sale transactions, where applicable.

Transfers of Financial Assets

As discussed in Note 2 to the consolidated financial statements, the Company follows the appropriate accounting principles when determining if there has been a sale or disposition of a portfolio investment. The fair value of the Company’s level 3 investments was $742,869 thousand as of December 31, 2020 and net loss on investments was $8,123 thousand for the year ended December 31, 2020.

We identified the transfer of financial assets as a critical audit matter as management’s assessment of the accounting principles that determine if a financial transfer occurred is complex and requires that management make significant judgments, including determining (1) if assets are legally isolated from the Company, (2) if there is continuing involvement of the Company and (3) if third party constraints provide a more than trivial benefit to the Company. Auditing management’s determination of whether the transfer should be accounted for as a sale or secured borrowing involved a high degree of auditor judgment and increased audit effort, including the use of subject matter experts, as changes in management’s judgments could change the conclusion reached.

Our audit procedures related to the Company’s transfer of financial assets analysis included the following, among others:

•	We obtained an understanding of the relevant controls related to the Company’s process to determine if a transfer of financial assets occurred and tested such controls for operating effectiveness.

•

We evaluated the Company’s determination of sale or secured borrowing by evaluating the following factors: (1) if the transferred assets were isolated from the Company, (2) if there is continuing involvement of the Company, and (3) if third party constraints provide a more than trivial benefit to the Company.

•

We inspected legal documents and correspondence with custodians, portfolio companies or agents in order to evaluate whether the criteria for sale treatment under the accounting principles was met. For selected transactions, we involved a subject matter expert to assist with this evaluation.

/s/ RSM US LLP

We have served as the Company’s auditor since 2007.

Chicago, Illinois
February 25, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Fidus Investment Corporation and Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited Fidus Investment Corporation and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements and our report dated February 25, 2021 expressed an unqualified opinion.

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

/s/ RSM US LLP

Chicago, Illinois
February 25, 2021

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	December 31, 2020	December 31, 2019
ASSETS
Investments, at fair value:
Control investments (cost: $32,969 and $27,718, respectively)	$28,253	$21,820
Affiliate investments (cost: $31,836 and $56,328, respectively)	81,394	121,555
Non-control/non-affiliate investments (cost: $622,222 and $620,453, respectively)	633,222	623,544

Total investments, at fair value (cost: $687,027 and $704,499, respectively)	742,869	766,919
Cash and cash equivalents	124,308	15,012
Interest receivable	7,548	6,331
Prepaid expenses and other assets	1,015	1,177

Total assets	$875,740	$789,439

LIABILITIES
SBA debentures, net of deferred financing costs (Note 6)	$144,004	$153,802
Notes, net of deferred financing costs (Note 6)	300,294	176,901
Borrowings under Credit Facility, net of deferred financing costs (Note 6)	(1,048)	23,899
Accrued interest and fees payable	3,500	3,505
Base management fee payable – due to affiliate	3,244	3,334
Income incentive fee payable – due to affiliate	2,610	1,497
Capital gains incentive fee payable – due to affiliate	11,031	12,715
Administration fee payable and other – due to affiliate	576	487
Taxes payable	275	547
Accounts payable and other liabilities	494	442

Total liabilities	464,980	377,129

Commitments and contingencies (Note 7)
NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 24,437,400 and 24,463,119 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively)	24	24
Additional paid-in capital	365,793	366,061
Total distributable earnings	44,943	46,225

Total net assets	410,760	412,310

Total liabilities and net assets	$875,740	$789,439

Net asset value per common share	$16.81	$16.85

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations

(in thousands, except shares and per share data)

	Years Ended December 31,
	2020	2019	2018
Investment Income:
Interest income
Control investments	$1,889	$848	$246
Affiliate investments	3,511	5,257	6,868
Non-control/non-affiliate investments	68,095	56,070	53,769

Total interest income	73,495	62,175	60,883
Payment-in-kind interest income
Control investments	1,748	2,122	661
Affiliate investments	287	388	698
Non-control/non-affiliate investments	2,625	6,590	5,216

Total payment-in-kind interest income	4,660	9,100	6,575
Dividend income
Control investments	—	—	—
Affiliate investments	837	1,454	3,454
Non-control/non-affiliate investments	1,630	(30)	556

Total dividend income	2,467	1,424	4,010
Fee income
Control investments	—	349	—
Affiliate investments	120	49	125
Non-control/non-affiliate investments	4,372	3,926	4,735

Total fee income	4,492	4,324	4,860
Interest on idle funds and other income	9	83	97

Total investment income	85,123	77,106	76,425

Expenses:
Interest and financing expenses	19,678	17,072	12,659
Base management fee	12,932	12,399	11,365
Incentive fee - income	8,952	7,445	9,413
Incentive fee (reversal) - capital gains	(1,684)	3,299	2,938
Administrative service expenses	1,720	1,583	1,462
Professional fees	2,090	1,553	1,343
Other general and administrative expenses	1,348	1,286	1,467

Total expenses before income incentive fee waiver	45,036	44,637	40,647

Incentive fee waiver - income	(423)	—	—

Total expenses, net of income incentive fee waiver	44,613	44,637	40,647

Net investment income before income taxes	40,510	32,469	35,778
Income tax provision (benefit)	862	500	720

Net investment income	39,648	31,969	35,058

Net realized and unrealized gains (losses) on investments:
Net realized gains (losses):
Control investments	—	(1,268)	—
Affiliate investments	24,655	(64)	10,786
Non-control/non-affiliate investments	(25,623)	161	(21,055)

Total net realized gain (loss) on investments	(968)	(1,171)	(10,269)
Income tax (provision) benefit from realized gains on investments	(577)	(121)	(758)
Net change in unrealized appreciation (depreciation):
Control investments	1,182	(2,021)	(2,306)
Affiliate investments	(15,669)	13,100	20,477
Non-control/non-affiliate investments	7,909	7,109	7,547

Total net change in unrealized appreciation (depreciation) on investments	(6,578)	18,188	25,718

Net gain (loss) on investments	(8,123)	16,896	14,691
Realized losses on extinguishment of debt	(299)	(399)	(297)

Net increase in net assets resulting from operations	$31,226	$48,466	$49,452

Per common share data:
Net investment income per share-basic and diluted	$1.62	$1.31	$1.43

Net increase in net assets resulting from operations per share — basic and diluted	$1.28	$1.98	$2.02

Dividends declared per share	$1.33	$1.60	$1.60

Weighted average number of shares outstanding — basic and diluted	24,442,431	24,463,119	24,471,730

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets

(in thousands, except shares)

	Common Stock				Total distributable earnings	Total net assets
	Number of shares	Par value		Additional paid-in capital
Balances at December 31, 2017	24,507,940	$24		$370,796	$22,453	$393,273
Repurchases of common stock under Stock Repurchase Program (Note 8)	(44,821)	(0	) *	(582)	—	(582)
Net investment income	—	—		—	35,058	35,058
Net realized gain (loss) on investments, net of taxes	—	—		—	(11,027)	(11,027)
Net unrealized appreciation (depreciation) on investments	—	—		—	25,718	25,718
Realized losses on extinguishment of debt	—	—		—	(297)	(297)
Dividends declared	—	—		—	(39,158)	(39,158)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—		(3,526)	3,526	—

Balances at December 31, 2018	24,463,119	$24		$366,688	$36,273	$402,985
Net investment income	—	—		—	31,969	31,969
Net realized gain (loss) on investments, net of taxes	—	—		—	(788)	(788)
Net unrealized appreciation (depreciation) on investments	—	—		—	17,684	17,684
Realized losses on extinguishment of debt	—	—		—	(399)	(399)
Dividends declared	—	—		—	(39,141)	(39,141)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—		(627)	627	—

Balances at December 31, 2019	24,463,119	$24		$366,061	$46,225	$412,310
Repurchases of common stock under Stock Repurchase Program (Note 8)	(25,719)	(0	) *	(268)	—	(268)
Net investment income	—	—		—	39,648	39,648
Net realized gain (loss) on investments, net of taxes	—	—		—	(1,545)	(1,545)
Net unrealized appreciation (depreciation) on investments	—	—		—	(6,578)	(6,578)
Realized losses on extinguishment of debt					(299)	(299)
Dividends declared	—	—		—	(32,508)	(32,508)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—		(2,042)	2,042	—

Balances at December 31, 2020	24,437,400	$24		$363,751	$46,985	$410,760

*	amount is greater than zero but less than one

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$31,226	$48,466	$49,452
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used for) operating activities:
Net change in unrealized (appreciation) depreciation on investments	6,578	(18,188)	(25,718)
Net realized (gain) loss on investments	968	1,171	10,269
Interest and dividend income paid-in-kind	(4,660)	(9,100)	(6,662)
Accretion of original issue discount	(297)	(72)	(775)
Accretion of loan origination fees	(1,344)	(1,023)	(984)
Purchase of investments	(189,996)	(219,173)	(212,264)
Proceeds from sales and repayments of investments	210,774	120,600	188,255
Proceeds from loan origination fees	2,027	1,848	1,205
Realized losses on extinguishment of debt	299	399	297
Amortization of deferred financing costs	2,271	1,852	1,370
Changes in operating assets and liabilities:
Interest receivable	(1,217)	1,197	(117)
Prepaid expenses and other assets	130	156	(412)
Accrued interest and fees payable	(5)	692	100
Base management fee payable – due to affiliate	(90)	407	341
Income incentive fee payable – due to affiliate	1,113	(1,288)	631
Capital gains incentive fee (reversal) – due to (from) affiliate	(1,684)	3,300	2,938
Administration fee payable and other – due to affiliate	89	13	(88)
Taxes payable	(272)	(256)	303
Accounts payable and other liabilities	52	271	7

Net cash provided by (used for) operating activities	55,962	(68,728)	8,148

Cash Flows from Financing Activities:
Proceeds received from SBA debentures	6,000	7,500	27,000
Repayments of SBA debentures	(16,500)	(41,000)	(67,300)
Proceeds received from issuance of Notes	125,000	132,250	50,000
Proceeds received from (repayments of) borrowings under Credit Facility, net	(25,000)	(11,500)	25,000
Payment of deferred financing costs	(3,390)	(6,384)	(2,665)
Dividends paid to stockholders, including expenses	(32,508)	(39,141)	(39,158)
Repurchases of common stock under Stock Repurchase Program	(268)	—	(582)

Net cash provided by (used for) financing activities	53,334	41,725	(7,705)

Net increase (decrease) in cash and cash equivalents	109,296	(27,003)	443
Cash and cash equivalents:
Beginning of period	15,012	42,015	41,572

End of period	$124,308	$15,012	$42,015

Supplemental disclosure of cash flow information:
Cash payments for interest	$17,412	$14,527	$11,189
Cash payments for taxes, net of tax refunds received	$1,711	$877	$1,175

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Variable Index Spread /Floor (d)	Rate (e) Cash/PIK	Investment Date (f)	Maturity	Principal Amount	Cost	Fair Value (g)	Percent of Net Assets
Control Investments (t)

FDS Avionics Corp. (dba Flight Display Systems)	Aerospace & Defense Manufacturing
Second Lien Debt			6.00%/9.00%	11/5/2014	12/31/2021	$4,836	$4,836	$4,836
Revolving Loan ($30 unfunded commitment)			6.00%/9.00%	4/12/2018	12/31/2021	286	286	286
Common Equity (7,478 shares) (j)				11/10/2017			748	—
Preferred Equity (2,550 shares)				12/26/2019			2,550	2,269

							8,420	7,391	2%
US GreenFiber, LLC	Building Products Manufacturing
Second Lien Debt (j)			8.00%/5.00%	7/3/2014	8/30/2024	15,382	15,378	13,078
Second Lien Debt (j)			8.50%/6.50%	11/9/2018	8/30/2024	5,028	5,028	5,183
Second Lien Debt (j)			8.50%/6.50%	8/10/2020	8/30/2024	2,533	2,533	2,601
Common Equity (2,522 units) (h)(j)				7/3/2014			586	—
Common Equity (425,508 units) (j)				8/30/2019			1	—
Common Equity (1,022,813 units) (h)(j)				7/1/2020			1,023	—

							24,549	20,862	5%

Total Control Investments							$32,969	$28,253	7%

Affiliate Investments (l)
FAR Research Inc. (n)	Specialty Chemicals
Common Equity (1,396 units)				3/31/2014			$—	$28	0%

Fiber Materials, Inc. (n)	Aerospace & Defense Manufacturing
Common Equity (10 units)				11/30/2016			—	41	0%

Medsurant Holdings, LLC	Healthcare Services
Second Lien Debt (j)			14.00%/0.00%	12/18/2015	3/10/2022	8,031	8,028	8,091
Preferred Equity (63,331 units) (h)(j)				4/12/2011			673	620
Warrant (252,588 units) (h)(j)(m)				4/12/2011			2,258	2,249

							10,959	10,960	3%
Mirage Trailers LLC	Utility Equipment Manufacturing
Second Lien Debt (k)		(L + 10.00%) / (1.00%)	11.00%/5.00%	11/25/2015	11/25/2021	6,410	6,483	6,410
Common Equity (2,500,000 shares) (o)				11/25/2015			2,188	84

							8,671	6,494	2%
Pfanstiehl, Inc.	Healthcare Products
Common Equity (4,250 units) (j)				3/29/2013			425	33,505	8%

Pinnergy, Ltd.	Oil & Gas Services
Common Equity—Class A-2 (42,500 units) (j)				10/13/2016			3,000	20,589	5%

Steward Holding LLC (dba Steward Advanced
Materials)	Aerospace & Defense Manufacturing
Second Lien Debt			12.00%/1.50%	11/12/2015	10/31/2021	7,783	7,781	7,783
Common Equity (1,000,000 units)				11/12/2015			1,000	1,994

							8,781	9,777	2%

Total Affiliate Investments							$31,836	$81,394	20%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Variable Index Spread / Floor (d)	Rate (e) Cash/PIK	Investment Date (f)	Maturity	Principal Amount	Cost	Fair Value (g)	Percent of Net Assets
Non-control/Non-affiliate Investments
Frontline Food Services, LLC (f/k/a Accent Food Services, LLC)	Vending Equipment Manufacturing
Preferred Equity (Class A Units) (46 units) (j)				12/31/2020			$2,000	$2,000
Common Equity (Class B Units) (124 units) (j)				12/31/2020			—	—
Preferred Equity (Class C Units) (100 units) (j)				12/31/2020			—	—

							2,000	2,000	0%
Allied 100 Group, Inc.	Healthcare Products
Subordinated Debt (k)			11.25%/0.00%	7/31/2019	5/26/2023	21,500	21,432	21,500
Common Equity (625,000 units) (j)				11/26/2014			625	1,087

							22,057	22,587	5%
Allredi, LLC (fka Marco Group International OpCo, LLC)	Industrial Cleaning & Coatings
Second Lien Debt			10.50%/1.75%	3/2/2020	9/2/2026	10,080	9,993	7,761
Common Equity (570,636 units) (h)(j)				7/21/2017			637	275

							10,630	8,036	2%
Alzheimer’s Research and Treatment Center, LLC	Healthcare Services
First Lien Debt (j)(w)		(L + 5.75%) / (2.00%)	7.75%/0.00%	10/23/2018	10/23/2023	6,500	6,471	6,584
Common Equity (500 units) (h)(j)				10/23/2018			500	766

							6,971	7,350	2%
American AllWaste LLC (dba WasteWater Transport Services)	Environmental Industries
Second Lien Debt (j)		(L + 11.00%) / (2.00%)	13.00%/0.00%	5/31/2018	11/30/2023	17,503	17,434	17,503
Preferred Equity (500 units) (h)(j)				5/31/2018			500	241
Preferred Equity (207 units) (h)(j)				8/6/2019			250	226
Preferred Equity (141 units) (h)(j)				11/2/2020			171	171

							18,355	18,141	4%
Applied Data Corporation	Information Technology Services
First Lien Debt (v)		(L + 6.25%) / (1.50%)	7.75%/0.00%	11/6/2020	11/6/2025	8,000	7,949	7,949
Common Equity (22 units)				11/6/2020			—	—
Preferred Equity (1,070,614 units)				11/6/2020			1,071	1,071

							9,020	9,020	2%
Argo Turboserve Corporation	Business Services
Second Lien Debt (j)		(L + 10.75%) / (2.00%)	12.75%/0.00%	12/26/2018	6/28/2023	13,031	12,990	13,031	3%

AVC Investors, LLC (dba Auveco)	Specialty Distribution
Second Lien Debt (k)			11.50%/0.00%	1/3/2018	7/3/2023	22,500	22,448	22,500
Common Equity (5,000 units) (j)				1/3/2018			487	464

							22,935	22,964	6%
B&B Roadway and Security Solutions, LLC	Component Manufacturing
Second Lien Debt			11.25%/4.00%	2/27/2018	1/1/2022	10,910	10,890	10,782
Common Equity (50,000 units) (h)(j)				2/27/2018			497	—

							11,387	10,782	3%
Bandon Fitness (Texas), Inc.	Retail
First Lien Debt (j)(z)		(L + 6.50%) / (2.25%)	8.75%/0.25%	8/9/2019	8/9/2024	14,680	14,289	15,591
Common Equity (545,810 units) (j)				8/9/2019			931	554

							15,220	16,145	4%
BCM One Group Holdings, Inc.	Information Technology Services
Subordinated Debt (k)			11.00%/0.00%	1/3/2019	7/3/2024	30,000	29,887	30,000
Common Equity (1,281 shares)				1/3/2019			48	458
Preferred Equity (74 shares)				1/3/2019			736	737

							30,671	31,195	8%
Bedford Precision Parts LLC	Specialty Distribution
First Lien Debt (j)(s)		(L + 6.25%) / (2.00%)	8.25%/0.00%	3/12/2019	3/12/2024	4,531	4,507	4,531
Common Equity (500,000 units) (h)(j)				3/12/2019			500	263

							5,007	4,794	1%
Cardboard Box LLC (dba Anthony’s Coal Fired Pizza)	Restaurants
Common Equity (521,021 units) (j)				12/15/2015			521	—
Preferred Equity (1,043,133 units) (j)				12/6/2019			96	34

							617	34	0%
Combined Systems, Inc.	Aerospace & Defense Manufacturing
First Lien Debt		(L + 10.00%) / (2.00%)	12.00%/0.00%	1/31/2020	1/31/2025	7,600	7,553	7,600
Revolving Loan ($1,050 unfunded commitment) (j)(ac)		(L + 9.00%) / (2.00%)	11.00%/0.00%	1/31/2020	1/31/2025	2,950	2,930	2,950

							10,483	10,550	3%
Comply365, LLC	Aerospace & Defense Manufacturing
First Lien Debt (ad)		(L + 8.00%) / (1.00%)	9.00%/0.00%	12/11/2020	12/11/2025	10,000	9,855	9,855
Common Equity (1,000,000 units)				12/11/2020			1,000	1,000

							10,855	10,855	3%
CRS Solutions Holdings, LLC (dba CRS Texas)	Business Services
Second Lien Debt			10.50%/1.50%	3/14/2018	4/30/2024	11,305	11,270	11,305
Common Equity (450,382 units) (h)(j)				3/14/2018			488	321

							11,758	11,626	3%
Dataguise, Inc.	Information Technology Services
First Lien Debt (j)			11.00%/0.00%	12/31/2020	12/31/2023	20,000	19,900	19,900
Common Equity (909 shares) (j)				12/31/2020			1,500	1,500

							21,400	21,400	5%
Diversified Search LLC	Business Services
First Lien Debt (k)(r)		(L + 8.00%) / (1.75%)	9.75%/0.00%	2/7/2019	2/7/2024	17,355	17,159	17,355
Common Equity (573 units) (h)(j)				2/7/2019			593	494

							17,752	17,849	4%
EBL, LLC (EbLens)	Retail
Second Lien Debt (j)(p)			12.00%/1.00%	7/13/2017	1/13/2023	9,253	9,214	5,454
Common Equity (75,000 units) (j)				7/13/2017			750	—

							9,964	5,454	1%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Variable Index Spread / Floor (d)	Rate (e) Cash/PIK	Investment Date (f)	Maturity	Principal Amount	Cost	Fair Value (g)	Percent of Net Assets
ECM Industries, LLC	Component Manufacturing
Subordinated Debt (j)			11.50%/0.00%	4/30/2020	5/23/2026	11,500	11,295	11,500
Common Equity (1,000,000 units) (h)(j)				4/30/2020			1,000	1,562

							12,295	13,062	3%

Elements Brands, LLC	Consumer Products
First Lien Debt			12.25%/0.00%	12/31/2020	12/31/2025	6,000	5,967	5,967
Revolving Loan ($838 unfunded commitment) (i)(j)			12.25%/0.00%	12/31/2020	12/31/2025	2,162	2,146	2,146

							8,113	8,113	2%
French Transit, LLC	Consumer Products
First Lien Debt (j)		(L + 10.00%) / (2.25%)	12.25%/0.00%	6/21/2019	6/21/2024	4,116	4,088	4,116	1%

Global Plasma Solutions, Inc.	Component Manufacturing
Common Equity (947 shares) (j)				9/21/2018			—	9,995	2%

Gurobi Optimization, LLC	Information Technology Services
Common Equity (3 shares)				12/19/2017			592	1,660	0%

Haematologic Technologies, Inc.	Healthcare Services
First Lien Debt (x)		(L + 8.25%) / (2.00%)	10.25%/0.00%	10/11/2019	10/11/2024	5,500	5,469	5,500
Common Equity (549 units) (h)(j)				10/11/2019			549	255

							6,018	5,755	1%
Hallmark Health Care Solutions, Inc.	Healthcare Services
First Lien Debt (j)(ae)		(L + 7.25%) / (1.50%)	8.75%/0.00%	12/4/2020	12/4/2025	8,500	8,437	8,437
Common Equity (750,000 units) (j)				12/4/2020			750	750

							9,187	9,187	2%
Healthfuse, LLC	Healthcare Services
First Lien Debt (af)		(L + 7.25%) / (1.00%)	8.25%/0.00%	11/13/2020	11/13/2025	6,000	5,960	5,960
Preferred Equity (197,980 units)				11/13/2020			750	750

							6,710	6,710	2%
Hilco Plastics Holdings, LLC (dba Hilco Technologies)	Component Manufacturing
Second Lien Debt (j)			11.50%/1.50%	9/23/2016	12/31/2019	10,301	10,301	8,878
Revolving Loan (j)		(L + 6.50%) / (0.00%)	6.65%/0.00%	12/20/2019	12/15/2019	5,962	5,962	5,962
First Lien Debt (j)		(L + 6.95%) / (0.00%)	7.10%/0.00%	12/20/2019	12/15/2019	5,092	5,092	5,092
Preferred Equity (1,000,000 units) (h)(j)				4/18/2018			1,000	—
Common Equity (72,507 units) (h)(j)				9/23/2016			473	—

							22,828	19,932	5%
Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt (k)			13.00%/0.00%	3/23/2016	3/31/2023	25,000	24,976	24,106
Common Equity (3,750 units)				3/23/2016			131	283
Preferred Equity (868 units) (j)				10/16/2020			154	158

							25,261	24,547	6%
IBH Holdings, LLC (fka Inflexxion, Inc.)	Business Services
Common Equity (150,000 units)				6/20/2018			—	235	0%

Ipro Tech, LLC	Information Technology Services
First Lien Debt (j)(u)		(L + 8.50%) / (2.00%)	10.50%/0.00%	6/30/2020	6/30/2025	2,469	1,923	2,469	1%

K2 Merger Agreement Agent, LLC (fka K2 Industrial Services, Inc.) (n)	Industrial Cleaning & Coatings
Second Lien Debt (j)			0.00%/10.00%	1/28/2019	1/28/2021	2,140	2,140	2,140	1%

The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Second Lien Debt (k)			12.00%/0.00%	12/8/2017	6/8/2024	15,000	14,960	15,000
Common Equity (765 shares) (j)				12/8/2017			765	841

							15,725	15,841	4%
LNG Indy, LLC (dba Kinetrex Energy)	Oil & Gas Distribution
Second Lien Debt (k)			11.50%/1.50%	12/28/2016	11/12/2021	10,127	10,108	10,127
Common Equity (500 units)				12/28/2016			500	959

							10,608	11,086	3%
Mesa Line Services, LLC	Utilities: Services
Second Lien Debt (j)			10.50%/0.50%	11/30/2017	8/1/2024	17,511	17,442	17,511
Common Equity (981 shares) (j)				11/30/2017			1,148	1,076

							18,590	18,587	5%
Midwest Transit Equipment, Inc.	Transportation services
Warrant (7,192 shares) (j)(m)				6/23/2017			180	118
Warrant (4.79% of Junior Subordinated Notes) (j)(q)				6/23/2017			190	248

							370	366	0%

NGT Acquisition Holdings, LLC (dba Techniks Industries)	Component Manufacturing
Common Equity (378 units) (j)				5/24/2017			500	227	0%

OMC Investors, LLC (dba Ohio Medical Corporation)	Healthcare Products
Second Lien Debt			12.00%/0.00%	1/15/2016	6/30/2022	10,000	9,985	10,000
Common Equity (5,000 units)				1/15/2016			462	869

							10,447	10,869	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Variable Index Spread / Floor (d)	Rate (e) Cash/PIK	Investment Date (f)	Maturity	Principal Amount	Cost	Fair Value (g)	Percent of Net Assets
Palisade Company, LLC	Information Technology Services
Common Equity (50 shares) (j)				11/15/2018			500	630	0%

Palmetto Moon, LLC	Retail
First Lien Debt (j)			11.50%/2.50%	11/3/2016	10/31/2021	4,779	4,773	4,779
Common Equity (499 units) (j)				11/3/2016			494	159

							5,267	4,938	1%
Pool & Electrical Products, LLC	Specialty Distribution
Second Lien Debt (j)			11.75%/0.00%	10/28/2020	4/28/2027	12,000	11,883	11,883
Common Equity (15,000 units) (h)(j)				10/28/2020			1,500	1,500

							13,383	13,383	3%
Power Grid Components, Inc.	Specialty Distribution
Second Lien Debt (k)			11.00%/1.00%	4/12/2018	12/2/2025	22,433	22,357	22,433
Preferred Equity (392 shares) (j)				4/12/2018			392	509
Preferred Equity (48 shares) (j)				12/2/2019			48	63
Common Equity (10,622 shares) (j)				4/12/2018			462	740

							23,259	23,745	6%
Prime AE Group, Inc.	Business Services
First Lien Debt (j)		(L + 6.25%) / (2.00%)	8.25%/0.00%	11/25/2019	11/25/2024	6,833	6,683	6,833
Preferred Equity (500,000 shares) (j)				11/25/2019			500	566

							7,183	7,399	2%
Revenue Management Solutions, LLC	Information Technology Services
Common Equity (113 shares)				1/4/2017			1,125	3,081	1%

Rhino Assembly Company, LLC	Specialty Distribution
Second Lien Debt (k)			12.00%/1.50%	8/11/2017	2/11/2023	10,682	10,655	10,682
Delayed Draw Commitment ($875 unfunded commitment) (i)(j)			12.00%/1.00%	8/11/2017	5/17/2022	—	—	—
Common Equity (Class A Units) (8,864 units) (h)(j)				8/11/2017			944	629
Preferred Equity (Units N/A) (h)(j)				12/10/2020			136	137
Common Equity (Class F Units) (355 units) (h)(j)				12/10/2020			—	—

							11,735	11,448	3%
Road Safety Services, Inc.	Business Services
Second Lien Debt			11.25%/1.50%	9/18/2018	3/18/2024	10,379	10,351	10,379
Common Equity (655 units)				9/18/2018			621	882

							10,972	11,261	3%
Rohrer Corporation	Packaging
Subordinated Debt (j)			10.50%/1.00%	10/1/2018	4/1/2024	14,017	13,976	14,017
Common Equity (400 shares) (j)				7/18/2016			780	1,591

							14,756	15,608	4%
Routeware, Inc.	Information Technology Services
First Lien Debt (k)(aa)		(L + 7.00%) / (1.75%)	8.75%/0.00%	2/7/2020	2/7/2025	14,888	14,814	14,888	4%

SES Investors, LLC (dba SES Foam)	Building Products Manufacturing
Second Lien Debt			13.00%/0.00%	9/8/2016	12/29/2022	1,000	997	1,000
Common Equity (6,000 units) (h)(j)				9/8/2016			537	1,869

							1,534	2,869	1%
Software Technology, LLC	Information Technology Services
Subordinated Debt (k)			11.00%/0.00%	12/23/2016	6/23/2023	10,000	9,980	10,000
Common Equity (6 shares)				12/23/2016			646	942

							10,626	10,942	3%
Specialized Elevator Services Holdings, LLC	Business Services
First Lien Debt (j)(y)		(L + 5.25%) / (2.00%)	7.25%/0.00%	5/7/2019	5/3/2024	12,889	12,782	12,889
Common Equity (596 units) (j)				5/8/2019			596	647

							13,378	13,536	3%
SpendMend LLC	Business Services
Common Equity (1,000,000 units)				1/8/2018			972	1,915	0%

TransGo, LLC	Component Manufacturing
Common Equity (500 units) (j)				2/28/2017			474	996	0%

The Tranzonic Companies	Specialty Distribution
Subordinated Debt (j)			10.00%/1.00%	3/27/2018	3/27/2025	7,001	6,959	7,001
Preferred Equity (5,653 units) (j)				3/27/2018			565	730
Common Equity (1 units) (j)				3/27/2018			—	683

							7,524	8,414	2%
UBEO, LLC	Business Services
Subordinated Debt (j)			11.00%/0.00%	4/3/2018	10/3/2024	13,893	13,814	13,893
Common Equity (705,000 units) (h)(j)				4/3/2018			668	661

							14,482	14,554	3%
United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)(j)				4/1/2012			1,008	—
Warrant (57,469 units) (j)(m)				3/5/2012			566	—

							1,574	—	0%
Virginia Tile Company, LLC	Specialty Distribution
Second Lien Debt (j)			12.25%/0.00%	12/19/2014	4/7/2022	12,000	11,998	12,000
Common Equity (17 units) (j)				12/19/2014			342	521

							12,340	12,521	3%
Western’s Smokehouse, LLC	Consumer Products
First Lien Debt (j)(ab)		(L + 6.50%) / (1.25%)	7.75%/0.00%	2/28/2020	12/23/2024	10,000	9,876	10,000	2%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Variable Index Spread / Floor (d)	Rate (e) Cash/PIK	Investment Date (f)	Maturity	Principal Amount	Cost	Fair Value (g)	Percent of Net Assets
Wheel Pros, Inc.	Specialty Distribution
Second Lien Debt (j)		(L + 9.00%) / (1.00%)	10.00%/0.00%	11/10/2020	11/10/2028	20,000	19,411	19,411
Preferred Equity (347,222 units) (j)				5/15/2019			301	1,031

							19,712	20,442	5%
Worldwide Express Operations, LLC	Transportation services
Second Lien Debt (j)		(L + 8.00%) / (1.00%)	9.00%/0.00%	2/27/2017	2/3/2025	20,000	19,791	20,000
Common Equity (2,000 units) (h)(j)				2/27/2017			1,478	1,942

							21,269	21,942	5%

Total Non-control/Non-affiliate Investments							$622,222	$633,222	154%

Total Investments							$687,027	$742,869	181%

(a)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(b)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(c)	All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.
(d)

Variable rate investments bear interest at a rate indexed to LIBOR (L), which is reset monthly, bimonthly, quarterly, or semi-annually. Certain variable rate investments also include a LIBOR interest rate floor. For each investment, the Company has provided the spread over the reference rate and the LIBOR floor, if any, as of December 31, 2020.

(e)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of December 31, 2020. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
(f)	Investment date represents the date of the initial investment in the security.
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
(i)

The disclosed commitment represents the unfunded amount as of December 31, 2020. The Company is earning 0.50% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate which will be earned if the commitment is funded.

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

(n)	Investment in portfolio company that has sold its operations and is in the process of winding down.
(o)	Income producing. Maturity date, if any, represents mandatory redemption date.
(p)	Investment was on PIK-only non-accrual status as of December 31, 2020, meaning the Company has ceased recognizing PIK interest income on the investment.
(q)	Warrant entitles the Company to purchase 4.79% of the outstanding principal of Junior Subordinated Notes prior to exercise, and is non-income producing.
(r)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.92% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(s)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.34% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(v)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.25% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(w)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.27% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(x)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.13% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(y)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.93% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(z)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.21% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ab)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.95% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ac)

The disclosed commitment represents the unfunded amount as of December 31, 2020. The Company is earning 1.00% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

(ad)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.33% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ae)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.31% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(af)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.03% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Variable Index Spread / Floor (d)	Rate (e) Cash/PIK	Investment Date (f)	Maturity	Principal Amount	Cost	Fair Value (g)	Percent of Net Assets
Control Investments (t)
FDS Avionics Corp. (dba Flight Display Systems)	Aerospace & Defense Manufacturing
Second Lien Debt			6.00%/9.00%	11/5/2014	12/31/2021	$4,420	$4,418	$4,227
Revolving Loan ($30 unfunded commitment)			6.00%/9.00%	4/12/2018	12/31/2021	261	261	261
Common Equity (7,478 shares) (j)				11/10/2017			748	—
Preferred Equity (2,550 shares)				12/26/2019			2,550	915

							7,977	5,403	1%
US Green Fiber, LLC	Building Products Manufacturing
Second Lien Debt (k)			7.00%/6.00%	7/3/2014	8/30/2024	14,498	14,494	11,757
Second Lien Debt (k)			7.50%/7.50%	11/9/2018	8/30/2024	4,660	4,660	4,660
Common Equity (2,522 units) (h)(j)				7/3/2014			586	—
Common Equity (425,508 units) (j)				8/30/2019			1	—

							19,741	16,417	4%

Total Control Investments							$27,718	$21,820	5%

Affiliate Investments (I)
FAR Research Inc. (n)	Specialty Chemicals
Common Equity (1,396 units)				3/31/2014			$—	$28	0%

Fiber Materials, Inc.	Aerospace & Defense Manufacturing
Common Equity (10 units)				11/30/2016			645	10,449	3%

Medsurant Holdings, LLC	Healthcare Services
Second Lien Debt			13.00%/0.00%	12/18/2015	6/30/2020	8,823	8,814	8,823
Preferred Equity (126,662 units) (h)				4/12/2011			1,346	1,780
Warrant (505,176 units) (h)(m)				4/12/2011			4,516	6,377

							14,676	16,980	4%
Microbiology Research Associates, Inc.	Healthcare Services
Subordinated Debt			11.00%/1.50%	5/13/2015	3/13/2022	8,930	8,921	8,930
Common Equity (1,625,731 units) (j)				5/13/2015			1,939	2,681

							10,860	11,611	3%
Mirage Trailers LLC	Utility Equipment Manufacturing
Second Lien Debt (k)		(L + 8.50%) / (1.00%)	10.20%/4.50%	11/25/2015	11/25/2020	6,250	6,253	6,250
Common Equity (2,500,000 shares) (o)				11/25/2015			2,184	968

							8,437	7,218	2%
Pfanstiehl, Inc.	Healthcare Products
Subordinated Debt			10.50%/0.00%	3/29/2013	9/29/2022	6,208	6,201	6,208
Common Equity (8,500 units) (j)				3/29/2013			850	26,614

							7,051	32,822	8%
Pinnergy, Ltd.	Oil & Gas Services
Common Equity - Class A-2 (42,500 units) (k)				10/13/2016			3,000	29,831
Common Equity - Class B (1,000 units) (k)				10/13/2016			3,000	3,147

							6,000	32,978	8%
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Second Lien Debt			12.00%/1.50%	11/12/2015	5/12/2021	7,667	7,659	7,667
Common Equity (1,000,000 units)				11/12/2015			1,000	1,802

							8,659	9,469	2%

Total Affiliate Investments							$56,328	$121,555	30%

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

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Variable Index Spread / Floor (d)	Rate (e) Cash/PIK	Investment Date (f)	Maturity	Principal Amount	Cost	Fair Value (g)	Percent of Net Assets
French Transit, LLC	Consumer Products
First Lien Debt (j)		(L + 9.00%) / (2.25%)	11.25%/0.00%	6/21/2019	6/21/2024	$8,000	$7,964	$8,000
Revolving Loan ($1,000 unfunded commitment) (j)(u)		(L + 9.00%) / (2.25%)	11.25%/0.00%	6/21/2019	6/21/2024	—	(4)	—

							7,960	8,000	2%
Global Plasma Solutions, Inc.	Component Manufacturing
First Lien Debt (j)(v)		(L + 5.00%) / (2.00%)	7.10%/0.00%	9/21/2018	9/21/2023	7,071	7,013	7,071
Preferred Equity (947 shares) (j)				9/21/2018			360	399
Common Equity (947 shares) (j)				9/21/2018			15	161

							7,388	7,631	2%
Gurobi Optimization, LLC	Information Technology Services
Common Equity (5 shares)				12/19/2017			1,500	3,382	1%

Haematologic Technologies, Inc.	Healthcare Services
First Lien Debt (x)		(L + 7.25%) / (2.00%)	9.25%/0.00%	10/11/2019	10/11/2024	5,500	5,461	5,461
Common Equity (500 units) (j)				10/11/2019			500	500

							5,961	5,961	1%
Hilco Plastics Holdings, LLC (dba Hilco Technologies)	Component Manufacturing
Second Lien Debt			11.50%/1.50%	9/23/2016	12/31/2019	10,116	10,116	9,057
Revolving Loan (j)		(L + 6.50%) / (0.00%)	8.26%/0.00%	12/20/2019	12/15/2019	5,962	5,962	5,962
First Lien Debt (j)		(L + 6.95%) / (0.00%)	8.66%/0.00%	12/20/2019	12/15/2019	4,812	4,812	4,812
First Lien Debt (j)		(L + 6.95%) / (0.00%)	8.64%/0.00%	12/20/2019	12/15/2019	1,815	1,815	1,815
Preferred Equity (1,000,000 units) (h)(j)				4/18/2018			1,000	—
Common Equity (72,507 units) (h)(j)				9/23/2016			473	—

							24,178	21,646	5%
Hoonuit, LLC	Information Technology Services
First Lien Debt		(L + 9.25%) / (2.25%)	11.50%/0.00%	6/7/2019	6/7/2024	7,165	7,121	7,165
Preferred Equity (610 units) (h)(j)				6/20/2019	1/1/2022		250	279

							7,371	7,444	2%
Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt (k)			12.25%/0.00%	3/23/2016	9/23/2021	25,000	24,947	25,000
Common Equity (7,500 units)				3/23/2016			263	1,488

							25,210	26,488	6%
Hunter Defense Technologies, Inc.	Aerospace & Defense Manufacturing
First Lien Debt (j)		(L + 7.00%) / (1.00%)	8.94%/0.00%	9/27/2018	3/29/2023	9,246	9,174	9,246	2%

IBH Holdings, LLC (fka Inflexxion, Inc.)	Business Services
Common Equity (150,000 units)				6/20/2018			—	—	0%

K2 Merger Agreement Agent, LLC (fka K2 Industrial Services, Inc.) (n)	Industrial Cleaning & Coatings
Second Lien Debt			0.00%/10.00%	1/28/2019	1/28/2021	2,309	2,309	2,309	1%

The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Second Lien Debt (k)			12.00%/0.00%	12/8/2017	6/8/2024	15,000	14,948	13,024
Common Equity (765 shares) (j)				12/8/2017			765	609

							15,713	13,633	3%
LNG Indy, LLC (dba Kinetrex Energy)	Oil & Gas Distribution
Second Lien Debt (k)			11.50%/0.00%	12/28/2016	11/12/2021	5,000	4,991	5,000
Common Equity (1,000 units)				12/28/2016			1,000	1,264

							5,991	6,264	2%
Marco Group International OpCo, LLC	Industrial Cleaning & Coatings
Second Lien Debt			10.50%/0.75%	7/21/2017	1/21/2023	12,225	12,192	12,120
Common Equity (960,482 units) (h)(j)				7/21/2017			960	1,063

							13,152	13,183	3%
Mesa Line Services, LLC	Utilities: Services
Second Lien Debt (j)			10.50%/1.75%	11/30/2017	8/1/2024	17,221	17,133	17,221
Common Equity (981 shares) (j)				11/30/2017			1,148	961

							18,281	18,182	4%
Midwest Transit Equipment, Inc.	Transportation services
Warrant (14,384 shares) (j)(m)				6/23/2017			361	1,244
Warrant (9.59% of Junior Subordinated Notes) (j)(q)				6/23/2017			381	467

							742	1,711	0%
NGT Acquisition Holdings, LLC (dba Techniks Industries)	Component Manufacturing
Common Equity (378 units) (j)				5/24/2017			500	155	0%

OMC Investors, LLC (dba Ohio Medical Corporation)	Healthcare Products
Second Lien Debt			12.00%/0.00%	1/15/2016	7/15/2021	10,000	9,972	10,000
Common Equity (5,000 units)				1/15/2016			500	475

							10,472	10,475	3%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Variable Index Spread / Floor (d)	Rate (e) Cash/PIK	Investment Date (f)	Maturity	Principal Amount	Cost	Fair Value (g)	Percent of Net Assets
Palisade Company, LLC	Information Technology Services
Subordinated Debt (j)			11.75%/0.00%	11/15/2018	5/15/2024	$6,500	$6,474	$6,500
Common Equity (100 shares) (j)				11/15/2018			1,000	901

							7,474	7,401	2%
Palmetto Moon, LLC	Retail
First Lien Debt			11.50%/2.50%	11/3/2016	10/31/2021	4,963	4,949	4,963
Common Equity (499 units) (j)				11/3/2016			494	67

							5,443	5,030	1%
Power Grid Components, Inc.	Specialty Distribution
Second Lien Debt (k)			11.00%/1.00%	4/12/2018	12/2/2025	22,207	22,115	22,207
Preferred Equity (392 shares) (j)				4/12/2018			392	459
Preferred Equity (48 shares) (j)				12/2/2019			48	57
Common Equity (10,622 shares) (j)				4/12/2018			462	610

							23,017	23,333	6%
Prime AE Group, Inc.	Business Services
First Lien Debt (j)		(L + 6.25%) / (2.00%)	8.25%/0.00%	11/25/2019	11/25/2024	7,500	7,312	7,312
Preferred Equity (500,000 shares) (j)				11/25/2019			500	500

							7,812	7,812	2%
Pugh Lubricants, LLC	Specialty Distribution
Second Lien Debt (k)			12.25%/0.00%	11/10/2016	5/10/2022	23,581	23,521	23,581
Common Equity (6,125 units) (h)(j)				11/10/2016			576	1,199

							24,097	24,780	6%
Revenue Management Solutions, LLC	Information Technology Services
Common Equity (2,250,000 shares)				1/4/2017			2,250	5,120	1%

Rhino Assembly Company, LLC	Specialty Distribution
Second Lien Debt (k)			12.00%/1.00%	8/11/2017	2/11/2023	11,440	11,402	10,101
Delayed Draw Commitment ($875 unfunded commitment) (i)(j)			12.00%/1.00%	8/11/2017	5/17/2022	—	—	—
Preferred Equity (8,864 units) (h)(j)				8/11/2017			944	499

							12,346	10,600	3%
Road Safety Services, Inc.	Business Services
Second Lien Debt			11.25%/1.50%	9/18/2018	3/18/2024	10,222	10,185	10,222
Common Equity (655 units)				9/18/2018			621	680

							10,806	10,902	3%
Rohrer Corporation	Packaging
Subordinated Debt (j)			10.50%/1.00%	10/1/2018	4/1/2024	13,875	13,822	13,875
Common Equity (400 shares)				7/18/2016			780	1,256

							14,602	15,131	4%
SES Investors, LLC (dba SES Foam)	Building Products Manufacturing
Second Lien Debt			13.00%/0.00%	9/8/2016	12/29/2020	3,095	3,082	3,095
Common Equity (6,000 units) (h)(j)				9/8/2016			567	856

							3,649	3,951	1%
Software Technology, LLC	Information Technology Services
Subordinated Debt (k)			11.00%/0.00%	12/23/2016	6/23/2023	10,000	9,972	10,000
Common Equity (12 shares)				12/23/2016			1,291	1,578

							11,263	11,578	3%
Specialized Elevator Services Holdings, LLC	Business Services
First Lien Debt (j)(y)		(L + 5.25%) / (2.00%)	7.25%/0.00%	5/7/2019	5/3/2024	7,080	6,985	7,080
Common Equity (500 units) (j)				5/8/2019			500	554

							7,485	7,634	2%
SpendMend LLC	Business Services
Second Lien Debt (k)			11.00%/1.00%	1/8/2018	7/8/2023	10,491	10,456	10,491
Common Equity (1,000,000 units)				1/8/2018			1,000	1,400

							11,456	11,891	3%
TransGo, LLC	Component Manufacturing
Common Equity (1,000 units)				2/28/2017			998	1,005	0%

The Tranzonic Companies	Specialty Distribution
Subordinated Debt (j)			10.00%/1.50%	3/27/2018	3/27/2025	6,922	6,870	6,922
Preferred Equity (5,653 units) (j)				3/27/2018			565	663
Common Equity (1 units) (j)				3/27/2018			—	26

							7,435	7,611	2%
UBEO, LLC	Business Services
Subordinated Debt (j)			11.00%/0.00%	4/3/2018	10/3/2024	13,893	13,792	13,645
Common Equity (705,000 units) (h)(j)				4/3/2018			705	811

							14,497	14,456	4%
United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)(j)				4/1/2012			1,008	24
Warrant (57,469 units) (m)				3/5/2012			566	20

							1,574	44	0%
Vanguard Dealer Services, L.L.C. (n)	Business Services
Common Equity (6,000 units)				7/30/2015			—	22
Common Equity (2,380 units) (j)				2/2/2018			—	9

							—	31	0%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2019

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Variable Index Spread/Floor (d)	Rate (e) Cash/PIK	Investment Date (f)	Maturity	Principal Amount	Cost	Fair Value (g)	Percent of Net Assets
Virginia Tile Company, LLC	Specialty Distribution
Second Lien Debt (k)			12.25%/0.00%	12/19/2014	4/7/2022	$12,000	$11,989	$12,000
Common Equity (17 units)				12/19/2014			342	860

							12,331	12,860	3%
Wheel Pros, Inc.	Specialty Distribution
Second Lien Debt (j)		(L + 8.50%) / (0.00%)	10.30%/0.00%	5/17/2019	4/4/2026	20,000	19,818	20,000
Preferred Equity (694,444 units) (j)				5/15/2019			1,500	1,781

							21,318	21,781	5%
Worldwide Express Operations, LLC	Transportation services
Second Lien Debt (j)		(L + 8.00%) / (1.00%)	9.90%/0.00%	2/27/2017	2/3/2025	20,000	19,740	20,000
Common Equity (4,000 units) (h)(j)				2/27/2017			2,956	4,452

							22,696	24,452	6%

Total Non-control/Non-affiliate Investments							$620,453	$623,544	151%

Total Investments							$704,499	$766,919	186%

(a)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(b)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(c)	All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.
(d)

Variable rate investments bear interest at a rate indexed to LIBOR (L), which is reset monthly, bimonthly, quarterly, or semi-annually. Certain variable rate investments also include a LIBOR interest rate floor. For each investment, the Company has provided the spread over the reference rate and the LIBOR floor, if any, as of December 31, 2019

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

The Company provides customized debt and equity financing solutions to lower middle-market companies, and may make investments directly or through its two wholly-owned investment company subsidiaries, Fidus Mezzanine Capital II, L.P. (“Fund II”) and Fidus Mezzanine Capital III, L.P. (“Fund III”). The Funds are licensed by the U.S. Small Business Administration (the “SBA”) as small business investment companies (“SBIC”). The SBIC licenses allow the Funds to obtain leverage by issuing SBA-guaranteed debentures (“SBA debentures”), subject to the issuance of leverage commitments by the SBA and other customary procedures. As SBICs, the Funds are subject to a variety of regulations and oversight by the SBA under the Small Business Investment Act of 1958, as amended (the “SBIC Act”), concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments.

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

Note 2. Significant Accounting Policies

Basis of presentation: The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) pursuant to the requirements for reporting on Form 10-K, Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies (“ASC 946”), and Articles 6 or 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Deferred financing costs: Deferred financing costs consist of fees and expenses paid in connection with the Credit Facility (as defined in Note 6), Notes (as defined in Note 6), and SBA debentures. Deferred financing costs are capitalized and amortized to interest and financing expenses over the term of the debt agreement using the effective interest method. Unamortized deferred financing costs are presented as an offset to the corresponding debt liabilities on the consolidated statements of assets and liabilities.

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

Fee income: Transaction fees earned in connection with the Company’s investments are recognized as fee income and are generally non-recurring. Such fees typically include fees for services, including structuring and advisory services, provided to portfolio companies. The Company recognizes income from fees for providing such structuring and advisory services when the services are rendered or the transactions are completed. Upon the prepayment of a debt investment, any prepayment penalties are recorded as fee income when earned. In 2020, the Company elected to change the manner in which it presents the recognition of management services fees income. Previously, the Company classified management services fees as a component of interest on idle funds and other income on the Consolidated Statement of Operations. Comparative prior periods presented have been reclassified retrospectively to conform to the revised presentation. There is no change in historical net increase in net assets resulting from operations due to this change in presentation.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

Partial loan and equity sales: The Company follows the guidance in ASC 860, Transfers and Servicing, when accounting for loan (debt investment) participations, equity assignments and other partial loan sales. Such guidance requires a participation, assignment or other partial loan or equity sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations, assignments or other partial loan or equity sales which do not meet the definition of a participating interest should remain on the Company’s consolidated statements of assets and liabilities and the proceeds recorded as a secured borrowing until the definition is met. Management has determined that all participations, assignments and other partial loan or equity sale transactions entered into by the Company have met the definition of a participating interest. Accordingly, the Company uses sale treatment in accounting for such transactions.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits included in the income tax provision, if any. There were no material uncertain income tax positions at December 31, 2020 and 2019. The Company’s tax returns are generally subject to examination by U.S. federal and most state tax authorities for a period of three years from the date the respective returns are filed, and, accordingly, the Company’s 2017 through 2019 tax years remain subject to examination.

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

Earnings and net asset value per share: The earnings per share calculations for the years ended December 31, 2020, 2019 and 2018, are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Stock Repurchase Program: The Company has an open market stock repurchase program (the “Stock Repurchase Program”) under which the Company may acquire up to $5,000 of its outstanding common stock. Under the Stock Repurchase Program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by the Company’s management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 26, 2020, the Board extended the Stock Repurchase Program through December 31, 2021, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require the Company to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. During the years ended December 31, 2020 and 2018, the Company repurchased 25,719 and 44,821 shares, respectively, of common stock on the open market for $268 and $582, respectively. The Company did not make any repurchases of common stock during the year ended December 31, 2019. Refer to Note 8 for additional information concerning stock repurchases.

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

SEC Rule 12b-2 Update:

In March 2020, the SEC adopted a final rule under SEC Release No. 34-88365 (the “Final Rule”), amending the accelerated filer and large accelerated filer definitions in Exchange Act Rule 12b-2. The amendments include a provision under which a BDC will be excluded from the “accelerated filer” and “large accelerated filer” definitions if the BDC has (1) a public float of $75 million or more, but less than $700 million, and (2) has annual investment income of less than $100 million. In addition, BDCs are subject to the same transition provisions for accelerated filer and large accelerated filer status as other issuers, but instead substituting investment income for revenue. The amendments will reduce the number of issuers required to comply with the auditor attestation on the internal control over financial reporting requirement provided under Section 404(b) of the Sarbanes-Oxley Act of 2002. The Final Rule applies to annual report filings due on or after April 27, 2020. As a result, the Company is no longer an accelerated filer.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

SEC Rule 1-02(w)(2) Update:

In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules adopt a new definition of “significant subsidiary” applicable only to investment companies that (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary” in Rule 1-02(w) of Regulation S-X. The new Rule 1-02(w)(2) of Regulation S-X is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules became effective on January 1, 2021, but voluntary compliance is permitted in advance of the effective date. The Company has elected to early adopt this rule change as of December 31, 2020.

SEC Regulation S-K Update:

In November 2020, the SEC issued a final rule that modernized and simplifies Management’s Discussion and Analysis of Financial Condition and Results of Operations and certain financial disclosure requirements in Regulation S-K (the “Amendments”). Specifically, the Amendments: (i) eliminate Item 301 of Regulation S-K (Selected Financial Data); (ii) simplify Item 302 of Regulation S-K (Supplementary Financial Information); and (iii) amend certain aspects of Item 303 of Regulation S-K (Managements Discussion and Analysis of Financial Condition and Results of Operations). The Amendments became effective on February 10, 2021 and compliance will be required for the registrant’s fiscal year ending on or after August 9, 2021. Early adoption of the Amendments is permitted on an item-by-item basis after the effective date; however, a registrant must fully comply with each adopted item in its entirety. The Company is currently evaluating the impact of the Amendments on its consolidated financial statements.

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

As of December 31, 2020, the Company had active investments in 66 portfolio companies and residual investments in three portfolio companies that have sold their underlying operations. The aggregate fair value of the total portfolio was $742,869 and the weighted average effective yield on the Company’s debt investments was 12.2% as of such date. As of December 31, 2020, the Company held equity investments in 88.4% of its portfolio companies and the weighted average fully diluted equity ownership in those portfolio companies was 5.8%. The weighted average fully diluted equity ownership was computed using the fully diluted equity ownership for equity investments (including warrants) at cost as of December 31, 2020.

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

The weighted average yield of the Company’s debt investments is not the same as a return on investment for its stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of all of the Company’s and its subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of December 31, 2020 and 2019, including accretion of OID and debt investment origination fees, but excluding investments on non-accrual status, if any.

Purchases of debt and equity investments for the years ended December 31, 2020, 2019 and 2018 totaled $189,996, $219,173, and $212,264, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the years ended December 31, 2020, 2019 and 2018 totaled $210,774, $120,600, and $188,255 respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	December 31,		December 31,		December 31,		December 31,
	2020		2019		2020		2019
Second Lien Debt	$332,154	44.7%	$383,077	49.9%	$341,947	49.7%	$392,196	55.7%
Subordinated Debt	107,911	14.5	140,843	18.4	107,343	15.6	140,670	20.0
First Lien Debt	187,353	25.2	108,327	14.1	184,585	26.9	107,718	15.3
Equity	112,836	15.2	126,564	16.5	49,958	7.3	58,091	8.2
Warrants	2,615	0.4	8,108	1.1	3,194	0.5	5,824	0.8
Royalty Rights	—	—	—	—	—	—	—	—

Total	$742,869	100.0%	$766,919	100.0%	$687,027	100.0%	$704,499	100.0%

All investments made by the Company as of December 31, 2020 and 2019, were made in portfolio companies headquartered in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	December 31,		December 31,		December 31,		December 31,
	2020		2019		2020		2019
Midwest	$225,745	30.4%	$208,248	27.1%	$189,560	27.6%	$181,353	25.7%
Southeast	153,291	20.6	159,959	20.9	129,974	18.9	138,142	19.6
Northeast	123,268	16.6	154,713	20.2	127,833	18.6	142,054	20.2
West	108,673	14.6	76,251	9.9	109,221	15.9	76,587	10.9
Southwest	131,892	17.8	167,748	21.9	130,439	19.0	166,363	23.6

Total	$742,869	100.0%	$766,919	100.0%	$687,027	100.0%	$704,499	100.0%

The following table shows portfolio composition by type and by geographic region at fair value as a percentage of net assets.

By Type			By Geographic Region
	December 31,	December 31,		December 31,	December 31,
	2020	2019		2020	2019
Second Lien Debt	80.9%	92.8%	Midwest	55.0%	50.5%
Subordinated Debt	26.3	34.2	Southeast	37.3	38.8
First Lien Debt	45.6	26.3	Northeast	30.0	37.5
Equity	27.5	30.7	West	26.5	18.5
Warrants	0.6	2.0	Southwest	32.1	40.7
Royalty Rights	—	—

Total	180.9%	186.0%	Total	180.9%	186.0%

As of December 31, 2020 and 2019, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio on a fair value or cost basis. As of December 31, 2020 and 2019, the Company had no portfolio company investments that represented more than 5% of our total assets.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

As of December 31, 2020 and 2019, the Company had debt investments in one portfolio company on non-accrual status:

	December 31, 2020				December 31, 2019
Portfolio Company	Fair Value		Cost		Fair Value		Cost
Frontline Food Services, LLC (f/k/a Accent Food Services, LLC)	$—	(1)	$—	(1)	$33,067		$35,327
EBL, LLC (EbLens)	5,454	(2)	9,214	(2)	—	(3)	—	(3)

Total	$5,454		$9,214		$33,067		$35,327

(1)	Portfolio company was no longer held at period end.
(2)	Portfolio company was on PIK-only on non-accrual status at period end, meaning the Company has ceased recognizing PIK interest income on the investment.
(3)	Portfolio company debt investments were not on non-accrual status at period end.

Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of control and affiliate investments as of December 31, 2019 and any additions and reductions made to such investments during the year ended December 31, 2020, including the total investment income earned on such investments during the period.

					Year Ended December 31, 2020
Portfolio Company (1)	December 31, 2020 Principal Amount - Debt Investments	December 31, 2019 Fair Value	Gross Additions(2)	Gross Reductions(3)	December 31, 2020 Fair Value	Net Realized Gains (Losses)(4)	Net Change in Unrealized Appreciation (Depreciation)	Interest Income	Payment-in- kind Interest Income	Dividend Income	Fee Income
Control Investments
FDS Avionics Corp. (dba Flight Display Systems)	$5,122	$5,403	$1,988	$—	$7,391	$—	$1,545	$298	$442	$—	$—
US GreenFiber, LLC	22,943	16,417	5,830	(1,385)	20,862	—	(363)	1,591	1,306	—	—

Total Contrrol Investments	$28,065	$21,820	$7,818	$(1,385)	$28,253	$—	$1,182	$1,889	$1,748	$—	$—

Affiliate Investments
FAR Research Inc.	$—	$28	$—	$—	$28	$—	$—	$—	$—	$—	$—
Fiber Materials, Inc.	—	10,449	9,681	(20,089)	41	9,681	(9,762)	—	—	354	—
Medsurant Holdings, LLC	8,031	16,980	1,721	(7,741)	10,960	1,714	(2,304)	1,145	—	—	79
Microbiology Research Associates, Inc.(5)	—	11,611	21	(11,632)	—	—	(751)	84	11	—	—
Mirage Trailers LLC	6,410	7,218	235	(959)	6,494	—	(959)	718	159	5	16
Pfanstiehl, Inc.	—	32,822	20,128	(19,445)	33,505	12,812	7,309	630	—	478	—
Pinnergy, Ltd.	—	32,978	301	(12,690)	20,589	301	(9,388)	—	—	—	—
Steward Holding LLC (dba Steward Advanced Materials)	7,783	9,469	308	—	9,777	—	186	934	117	—	25

Total Affiliate Investments	$22,224	$121,555	$32,395	$(72,556)	$81,394	$24,508	$(15,669)	$3,511	$287	$837	$120

(1)	The investment type, industry, ownership detail for equity investments, and if the investment is income producing is disclosed in the consolidated schedule of investments.
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

(5)	Portfolio company was transferred to Non-control/Non-affiliate investments from Affiliate investments during the twelve months ended December 31, 2020.

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

•

the Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, the Company may determine that it is not cost-effective, and as a result it is not in the Company’s stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where the Company determines that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. The Board consulted with the independent valuation firm(s) in arriving at the Company’s determination of fair value for 12 and 13 of its portfolio company investments, representing 25.8% and 30.9% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended December 31, 2020 and 2019, respectively) as of December 31, 2020 and 2019, respectively.

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

For the Company’s debt investments, the primary valuation technique used to estimate the fair value is the discounted cash flow method. However, if there is deterioration in credit quality or a debt investment is in workout status, the Company may consider other methods in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. The Company’s discounted cash flow models estimate a range of fair values by applying an appropriate discount rate to the future cash flow streams of its debt investments, based on future interest and principal payments as set forth in the associated debt investment agreements. The Company prepares a weighted average cost of capital for use in the discounted cash flow model for each investment, based on factors including, but not limited to: current pricing and credit metrics for similar proposed or executed investment transactions of private companies; the portfolio company’s historical financial results and outlook; and the portfolio company’s current leverage and credit quality as compared to leverage and credit quality as of the date the investment was made. The Company may also consider the following factors when determining the fair value of debt investments: the portfolio company’s ability to make future scheduled payments; prepayment penalties and other fees; estimated remaining life; the nature and realizable value of any collateral securing such debt investment; and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made. The Company estimates the remaining life of its debt investments to generally be the legal maturity date of the instrument, as the Company generally intends to hold its debt investments to maturity. However, if the Company has information available to it that the debt investment is expected to be repaid in the near term, it would use an estimated remaining life based on the expected repayment date.

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

Changes in valuation techniques may occur on a quarterly or annual basis due to changes in market conditions, new information becoming available or development of new markets. The Company assesses changes in valuation techniques on an individual portfolio company basis if it results in a measurement that is equally or more representative of fair value given the circumstances.

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the years ended December 31, 2020 and 2019.

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the years ended December 31, 2020 and 2019:

	Second Lien Debt	Subordinated Debt	First Lien Debt	Equity	Warrants	Royalty Rights	Total
Balance, December 31, 2018	$366,517	$104,225	$51,790	$106,707	$13,743	$—	$642,982
Net realized gains (losses) on investments	—	(38)	(13,804)	9,923	2,933	(185)	(1,171)
Net change in unrealized appreciation (depreciation) on investments	4,337	1,848	1,050	15,248	(4,480)	185	18,188
Purchase of investments	54,245	70,036	83,990	10,902	—	—	219,173
Proceeds from sales and repayments of investments	(50,358)	(36,095)	(13,838)	(16,221)	(4,088)	—	(120,600)
Interest and dividend income paid-in-kind	7,944	1,025	131	—	—	—	9,100
Proceeds from loan origination fees	(189)	(435)	(1,224)	—	—	—	(1,848)
Accretion of loan origination fees	531	277	210	5	—	—	1,023
Accretion of original issue discount	50	—	22	—	—	—	72
Transfers between classifications	—	—	—	—	—	—	—

Balance, December 31, 2019	$383,077	$140,843	$108,327	$126,564	$8,108	$—	$766,919
Net realized gains (losses) on investments	(35,227)	—	(3)	32,392	1,870	—	(968)
Net change in unrealized appreciation (depreciation) on investments	(674)	395	2,159	(5,595)	(2,863)	—	(6,578)
Purchase of investments	54,900	14,500	109,901	10,695	—	—	189,996
Proceeds from sales and repayments of investments	(74,465)	(48,326)	(32,260)	(51,223)	(4,500)	—	(210,774)
Interest and dividend income paid-in-kind	4,088	424	148	—	—	—	4,660
Proceeds from loan origination fees	(278)	(260)	(1,489)	—	—	—	(2,027)
Accretion of loan origination fees	508	335	498	3	—	—	1,344
Accretion of original issue discount	225	—	72	—	—	—	297
Transfers between classifications	—	—	—	—	—	—	—

Balance, December 31, 2020	$332,154	$107,911	$187,353	$112,836	$2,615	$—	$742,869

Net change in unrealized appreciation/(depreciation) of ($6,559) and $10,995 for the years ended December 31, 2020 and 2019, respectively, was attributable to Level 3 investments held at December 31, 2020 and 2019, respectively.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of December 31, 2020 and 2019. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

	Fair Value at December 31, 2020	Valuation Techniques	Unobservable Inputs	Range (weighted average)(1)
Debt investments:
Second Lien Debt	$306,405	Discounted cash flow	Weighted average cost of capital	9.3% - 27.0% (14.0%)
	5,454	Enterprise value	EBITDA multiples	3.9x - 3.9x (3.9x)
	5,123	Enterprise value	Revenue multiples	2.1x - 2.1x (2.1x)
	15,172	Enterprise value	Asset Coverage	1.2x - 1.2x (1.2x)
Subordinated Debt	107,911	Discounted cash flow	Weighted average cost of capital	11.5% - 12.0% (11.7%)
First Lien Debt	183,238	Discounted cash flow	Weighted average cost of capital	6.8% - 16.3% (10.3%)
	4,115	Enterprise value	Asset Coverage	1.8x - 1.8x (1.8x)

Equity investments:
Equity	110,568	Enterprise value	EBITDA multiples	3.9x - 15.3x (8.1x)
	2,268	Enterprise value	Revenue multiples	2.1x - 2.1x (2.1x)
Warrants	2,615	Enterprise value	EBITDA multiples	4.5x - 6.5x (6.2x)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

	Fair Value at December 31, 2019	Valuation Techniques	Unobservable Inputs	Range (weighted average)(1)
Debt investments:
Second Lien Debt	$364,351	Discounted cash flow	Weighted average cost of capital	10.3% - 18.2% (13.2%)
	16,417	Enterprise value	EBITDA multiples	5.3x - 5.3x (5.3x)
	2,309	Enterprise value	Asset Coverage	1.2x - 1.2x (1.2x)
Subordinated Debt	140,843	Discounted cash flow	Weighted average cost of capital	10.9% - 21.6% (12.0%)
First Lien Debt	101,162	Discounted cash flow	Weighted average cost of capital	8.4% - 14.8% (11.8%)
	7,165	Enterprise value	Revenue multiples	4.4x - 4.4x (4.4x)

Equity investments:
Equity	125,370	Enterprise value	EBITDA multiples	3.5x - 20.7x (8.5x)
	1,194	Enterprise value	Revenue multiples	1.2x - 4.4x (2.0x)
Warrants	8,108	Enterprise value	EBITDA multiples	4.0x - 7.0x (6.6x)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

The following tables summarize the carrying value and fair value of the Company’s debt obligations as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
SBA debentures (2)	$147,000	$147,000	$157,500	$157,500
Credit Facility borrowings (3)	—	—	25,000	25,000
2023 Notes (4)	50,000	50,620	50,000	51,900
February 2024 Notes (4)	69,000	69,745	69,000	72,422
November 2024 Notes (4)	63,250	64,389	63,250	65,148
2026 Notes (5)	125,000	125,000	—	—

Total	$454,250	$456,754	$364,750	$371,970

(1)	Carrying value represents the outstanding principal balance of the debt obligation.
(2)

The fair value of SBA debentures and 2026 Notes is estimated by discounting the remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures, which are Level 3 inputs under ASC Topic 820.

(3)

The fair value of borrowings under the Credit Facility, if valued under ASC Topic 820, are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

(4)	The Public Notes, if valued under ASC Topic 820, are valued using available market quotes, which is a Level 1 input.
(5)	The 2026 Notes fair value is equal to the offering price entered into on December 16, 2020.

The following table summarizes the inputs used to value the Company’s debt obligations if measured at fair value as of December 31, 2020 and 2019.

	Fair Value
Valuation Inputs	December 31, 2020	December 31, 2019
Level 1	$184,754	$189,470
Level 2	—	—
Level 3	272,000	182,500

Total	$456,754	$371,970

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

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents, but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement for the years ended December 31, 2020, 2019 and 2018 totaled $12,932, $12,399 and $11,365, respectively. As of December 31, 2020 and 2019, the base management fee payable was $3,244 and $3,334, respectively.

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (defined below) and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee and excise taxes on realized gains). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market discount, original issue discount, debt instruments with PIK income, preferred stock with PIK dividends and zero-coupon securities), accrued income the Company has not yet received in cash. The Investment Advisor is not under any obligation to reimburse the Company for any part of the incentive fee it receives that was based on accrued interest that the Company never collects.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee for the years ended December 31, 2020, 2019 and 2018 totaled $8,952, $7,445, and $9,413, respectively. The Investment Advisor, in consultation with the Board, agreed to voluntarily waive $423 of the income incentive fee for the year ended December 31, 2020. There was no income incentive fee waiver for the year ended December 31, 2019 or 2018. As of December 31, 2020 and 2019, the income incentive fee payable was $2,610 and $1,497, respectively.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid in cash to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and losses since the Formation Transactions (realized capital gains and losses include realized gains and losses on investments, net of income tax provision from realized gains on investments, and realized losses on extinguishment of debt), and the aggregate unrealized capital depreciation on investments as of the date of the calculation. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains on investments, less cumulative aggregate realized capital losses on investments, less aggregate unrealized capital depreciation on investments, and less cumulative aggregate realized losses on extinguishment of debt. If this number is positive at the end of such year, then the capital gains incentive fee to be paid in cash for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of December 31, 2020 and 2019, the capital gains incentive fee payable in cash was $0 (as cumulative aggregate realized capital gains and losses on investments plus aggregate unrealized capital depreciation on investments plus realized losses on extinguishment of debt was negative as of each period). The aggregate amount of capital gains incentive fees paid from the IPO through December 31, 2020 was $348.

In addition, the Company accrues, but does not pay in cash, a capital gains incentive fee in connection with any unrealized capital appreciation on investments, as applicable. If, on a cumulative basis, the sum of (i) net realized gains/(losses) on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of (i) net realized gains/(losses) on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt. The capital gains incentive fee accrued (reversed) during the years ended December 31, 2020, 2019 and 2018 was ($1,684), $3,299 and $2,938, respectively. As of December 31, 2020 and 2019, the accrued capital gains incentive fee payable was $11,031 and $12,715, respectively.

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

Administration Agreement: The Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 4, 2020, the Board approved the renewal of the Administration Agreement through June 20, 2021. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides clerical, bookkeeping, and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies to which the Company is required to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies, including “dead deal” expenses. Under the Administration Agreement, administrative service expenses for the years ended December 31, 2020, 2019 and 2018 were $1,720, $1,583 and $1,462, respectively. As of December 31, 2020 and 2019, the accrued administrative service expense was $593 and $528, respectively.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of December 31, 2020 and 2019, the Company was in compliance in all material respect with the terms of the Credit Facility.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs; such debentures have 10-year terms with the entire principal balance due at maturity and are guaranteed by the SBA. Interest on SBA debentures is payable semi-annually on March 1 and September 1. As of December 31, 2020 and 2019, approved and unused SBA debenture commitments were $11,500 and $17,500, respectively. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

As of December 31, 2020 and 2019, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling Date (1)	Maturity Date	Fixed Interest Rate	December 31, 2020	December 31, 2019
9/24/2014	9/1/2024	3.775%	$—	$1,000
3/25/2015	3/1/2025	3.277	22,500	22,500
9/23/2015	9/1/2025	3.571	16,700	16,700
3/23/2016	3/1/2026	3.267	1,500	1,500
3/23/2016	3/1/2026	3.249	21,800	21,800
9/21/2016	9/1/2026	2.793	500	500
3/29/2017	3/1/2027	3.587	10,000	10,000
9/20/2017	9/1/2027	3.260	1,000	1,000
9/20/2017	9/1/2027	3.190	33,000	33,000
3/21/2018	3/1/2028	3.859	16,000	16,000
3/21/2018	3/1/2028	3.534	10,500	15,500
9/19/2018	9/1/2028	3.895	—	9,500
9/19/2018	9/1/2028	4.220	—	1,000
9/25/2019	9/1/2029	2.377	7,500	7,500
3/25/2020	3/1/2030	2.172	6,000	—

Total outstanding SBA debentures			$147,000	$157,500

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.

Notes: On February 2, 2018, the Company closed the public offering of approximately $43,478 in aggregate principal amount of its 5.875% notes due 2023, or the “2023 Notes.” On February 22, 2018, the underwriters exercised their option to purchase an additional $6,522 in aggregate principal of the 2023 Notes. The total net proceeds to the Company from the 2023 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of approximately $1,500 and offering expenses of $438, were approximately $48,062.

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

On December 23, 2020, the Company closed the offering of approximately $125,000 in aggregate principal amount of its 4.75% notes due 2026, or the “2026 Notes” (collectively with the Public Notes, the “Notes”). The total net proceeds to the Company from the 2026 Notes after deducting underwriting discounts of approximately $2,500 and estimated offering expenses of $400, were approximately $122,100.

The 2026 Notes will mature on January 31, 2026 and bear interest at a rate of 4.75%. The 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed more than three months prior to maturity. Interest on the 2026 Notes is payable on January 31 and July 31 of each year, beginning July 31, 2021. The Company does not intent to list the 2026 Notes on any securities exchange or automated dealer quotation system.

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

As of December 31, 2020, the aggregate amount outstanding of the senior securities issued by the Company was $307,250, for which our asset coverage was 233.7%. The SBA-guaranteed debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC effective March 27, 2012. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

Interest and Financing Expenses

Interest and fees related to the Company’s debt for the years ended December 31, 2020, 2019 and 2018 which are included in interest and financing expenses on the consolidated statements of operations, were as follows:

	Year Ended December 31, 2020					Year Ended December 31, 2019				Year Ended December 31, 2018
	SBA debentures	Credit Facility		Notes	Total	SBA debentures	Credit Facility	Notes	Total	SBA debentures	Credit Facility	Notes	Total
Stated interest expense	$5,140	$1,642		$10,625	$17,407	$5,746	$2,144	$7,330	$15,220	$7,460	$1,145	$2,684	$11,289
Amortization of deferred financing costs	549	397		1,325	2,271	601	334	917	1,852	732	289	349	1,370

Total interest and financing expenses	$5,689	$2,039		$11,950	$19,678	$6,347	$2,478	$8,247	$17,072	$8,192	$1,434	$3,033	$12,659

Weighted average stated interest rate, period end	3.297%	N/A	(1)	5.342%	4.680%	3.392%	4.788%	5.749%	4.665%	3.344%	6.000%	5.875%	4.149%
Unused commitment fee rate, period end	N/A	1.375	%(1)	N/A	1.375%	N/A	0.833%	N/A	0.833%	N/A	0.500%	N/A	0.500%

(1)	Reflects the effective rate as of December 31, 2020

Realized Losses on Extinguishment of Debt

During the years ended December 31, 2020 and 2019, the Company prepaid $16,500 and $41,000 of SBA debentures, respectively, which were scheduled to mature on dates ranging from 2024 to 2028 and 2021 to 2025, respectively. As a result of the prepayments, the Company recognized realized losses on extinguishment of debt of $299 and $399, respectively, equal to the write-off of the related unamortized deferred financing costs, during the years ended December 31, 2020 and 2019.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations using the effective interest method, over the term of the respective financing instrument. Deferred financing costs related to the SBA debentures, Credit Facility, and Notes as of December 31, 2020 and 2019 were as follows:

	December 31, 20203				December 31, 2019
	SBA debentures	Credit Facility	Notes	Total	SBA debentures	Credit Facility	Notes	Total
SBA debenture commitment fees	$1,750	$—	$—	$1,750	$1,750	$—	$—	$1,750
SBA debenture leverage fees	3,966	—	—	3,966	3,820	—	—	3,820
Credit Facility upfront fees	—	3,238	—	3,238	—	2,894	—	2,894
Public Notes underwriting discounts	—	—	7,968	7,968	—	—	5,468	5,468
Public Notes debt issue costs	—	—	1,579	1,579	—	—	1,147	1,147

Total deferred financing costs	5,716	3,238	9,547	18,501	5,570	2,894	6,615	15,079
Less: accumulated amortization	(2,720)	(2,190)	(2,591)	(7,501)	(1,872)	(1,793)	(1,266)	(4,931)

Unamortized deferred financing costs	$2,996	$1,048	$6,956	$11,000	$3,698	$1,101	$5,349	$10,148

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures, Credit Facility, and Notes liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of December 31, 2020 and 2019:

	December 31, 2020				December 31, 2019
	SBA debentures	Credit Facility	Notes	Total	SBA debentures	Credit Facility	Notes	Total
Outstanding debt	$147,000	$—	$307,250	$454,250	$157,500	$25,000	$182,250	$364,750
Less: unamortized deferred financing costs	(2,996)	(1,048)	(6,956)	(11,000)	(3,698)	(1,101)	(5,349)	(10,148)

Debt, net of deferred financing costs	$144,004	$(1,048)	$300,294	$443,250	$153,802	$23,899	$176,901	$354,602

As of December 31, 2020, the Company’s debt liabilities are scheduled to mature as follows (1):

Year	SBA debentures	Credit Facility(2)	Notes	Total
2021	$—	$—	$—	$—
2022	—	—	—	—
2023	—	—	50,000	50,000
2024	—	—	132,250	132,250
2025	39,200	—	—	39,200
Thereafter	107,800	—	125,000	232,800

Total	$147,000	$—	$307,250	$454,250

(1)

The table above presents scheduled maturities of the Company’s outstanding debt liabilities as of a point in time pursuant to the terms of those instruments. The timing of actual repayments of outstanding debt liabilities may not ultimately correspond with the scheduled maturity dates depending on the terms of the underlying instruments and the potential for earlier prepayments.

(2)	The Company’s Credit Facility matures on April 24, 2023. As of December 31, 2020, there were no outstanding borrowings under the Credit Facility.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

Information about our senior securities is shown in the following table for the years indicated in the table, unless otherwise noted.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)(5)			Involuntary Liquidation Preference per Unit (3)		Average Market Value per Unit (4)
	(dollars in thousands)
SBA debentures
2011	$104,000		$2,351		$	*	$	N/A
2012	144,500		*	*		*		N/A
2013	144,500		*	*		*		N/A
2014	173,500		*	*		*		N/A
2015	213,500		*	*		*		N/A
2016	224,000		*	*		*		N/A
2017	231,300		*	*		*		N/A
2018	191,000		*	*		*		N/A
2019	157,500		*	*		*		N/A
2020	147,000		*	*		*		N/A
Credit Facility
2011	$—	$	N/A			*	$	N/A
2012	—		N/A			*		N/A
2013	—		N/A			*		N/A
2014	10,000		25,326			*		N/A
2015	15,500		16,959			*		N/A
2016	—		N/A			*		N/A
2017	11,500		35,198			*		N/A
2018	36,500		5,659			*		N/A
2019	25,000		2,989			*		N/A
2020	—		2,337			*		N/A
2023 Notes
2018	$50,000		$5,659			*		$25.74
2019	50,000		2,989			*		25.81
2020	50,000		2,337			*		24.12
February 2024 Notes
2019	$69,000		$2,989			*		$25.97
2020	69,000		2,337			*		24.60
November 2024 Notes
2019	$63,250		$2,989			*		$25.75
2020	63,250		2,337			*		23.20
2026 Notes
2020	$125,000		$2,337			*	$	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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

(4)

Not applicable to SBA debentures, Credit Facility, and 2026 Notes because these senior securities are not registered for public trading. The average market value per unit for the Public Notes is based on the average of the closing market price as of each quarter end during the fiscal year and the prior year end, as applicable, and is expressed per $1,000 of indebtedness. The Public Notes were issued in $25 increments.

(5)

We have excluded our SBA-guaranteed debentures from the asset coverage calculation (**) as of December 31, 2012 pursuant to the exemptive relief granted by the SEC in March 2012 that permits us to exclude such debentures from the definition of senior securities in the 200% asset coverage ratio (or 150% if we satisfy certain requirements) we are required to maintain under the 1940 Act.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to portfolio companies to fund various undrawn revolving loans, other debt investments and capital commitments totaling $5,645 and $4,757 as of December 31, 2020 and 2019, respectively. Such outstanding commitments are summarized in the following table:

	December 31, 2020				December 31, 2019
Portfolio Company - Investment	Total Commitment		Unfunded Commitment		Total Commitment		Unfunded Commitment
Combined Systems, Inc. - Revolving Loan	$4,000		$1,050		$—		$—
Elements Brands, LLC - Revolving Loan	3,000		838		—		—
FDS Avionics Corp. (dba Flight Display Systems) - Revolving Loan	250		30		250		30
French Transit, LLC- Revolving Loan	—		—		1,000		1,000
Rhino Assembly Company, LLC - Delayed Draw Commitment	875		875		875		875
Safety Products Group, LLC - Common Equity (Units)	2,852	(1)	2,852	(1)	2,852	(1)	2,852	(1)

Total	$10,977		$5,645		$4,977		$4,757

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

No shares have been issued for the last three years ended December 31, 2020, 2019, and 2018.

Common Stock ATM Program

On August 21, 2014, the Company entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which the Company could sell, by means of at-the-market offerings from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50,000 (the “ATM Program”). There were no issuances of common stock under the ATM program during years ended December 31, 2020, 2019, and 2018.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

Stock Repurchase Program

As described in Note 2, the Company has a Stock Repurchase Program under which the Company may acquire up to $5,000 of its outstanding common stock. During the years ended December 31, 2020 and 2018, the Company repurchased 25,719 and 44,821 shares of common stock, respectively, on the open market for $268 and $582, respectively. The Company did not make any repurchases of common stock during the year ended December 31, 2019. The Company’s NAV per share increased by approximately $0.01 and $0.01 for the years ended December 31, 2020 and 2018, respectively, as a result of the share repurchases. The following table summarizes the Company’s share repurchases under the Stock Repurchase Program for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
Repurchases of Common Stock	2020	2019	2018
Number of shares repurchased	25,719	—	44,821
Cost of shares repurchased, including commissions	$268	$—	$582
Weighted average price per share	$10.37	$—	$12.94
Weighted average discount to net asset value at quarter end prior to repurchases	38.5%	N/A	19.4%

Refer to Note 9 for additional information regarding the issuance of shares under the DRIP.

The Company had 24,437,400 and 24,463,119 shares of common stock outstanding as of December 31, 2020 and 2019, respectively.

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the last three fiscal years.

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distribution	Cash Distribution	DRIP Shares Value		DRIP Shares		DRIP Share Issue Price
Year Ended December 31, 2018:
2/13/2018	3/9/2018	3/23/2018	$0.39	$9,558	$9,558	$—	(3)	—	(3)	—
4/30/2018	6/8/2018	6/22/2018	0.39	9,541	9,541	—	(3)	—	(3)	—
7/30/2018	9/7/2018	9/21/2018	0.39	9,540	9,540	—	(3)	—	(3)	—
10/30/2018	12/7/2018	12/21/2018	0.39	9,541	9,541	—	(3)	—	(3)	—
10/30/2018 (1)	12/7/2018	12/21/2018	0.04	978	978	—	(3)	—	(3)	—

			$1.60	$39,158	$39,158	$—		—

Year Ended December 31, 2019:
1/31/2019	3/8/2019	3/22/2019	$0.39	$9,541	$9,541	$—	(3)	—	(3)	—
4/29/2019	6/7/2019	6/21/2019	0.39	9,540	9,540	—	(3)	—	(3)	—
7/29/2019	9/6/2019	9/20/2019	0.39	9,541	9,541	—	(3)	—	(3)	—
10/29/2019	12/6/2019	12/20/2019	0.39	9,541	9,541	—	(3)	—	(3)	—
10/29/2019 (1)	12/6/2019	12/20/2019	0.04	978	978	—	(3)	—	(3)	—

			$1.60	$39,141	$39,141	$—		—

Year Ended December 31, 2020:
2/14/2020	3/13/2020	3/27/2020	$0.39	$9,537	$9,537	$—	(3)	—	(3)	—
4/29/2020	6/12/2020	6/26/2020	0.30	7,331	7,331	—	(3)	—	(3)	—
8/03/2020	9/11/2020	9/25/2020	0.30	7,331	7,331	—	(3)	—	(3)	—
10/26/2020	12/4/2020	12/18/2020	0.30	7,331	7,331	—	(3)	—	(3)	—
10/26/2020 (2)	12/4/2020	12/18/2020	0.04	978	978	—	(3)	—	(3)	—

			$1.33	$32,508	$32,508	$—		—

(1)	Special dividend.
(2)	Supplemental dividend
(3)

During the the years ended December 31, 2020, 2019 and 2018, the Company directed the DRIP program plan administrator to repurchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock in lieu of issuing new shares. Accordingly, the Company purchased and reissued shares to satisfy the DRIP obligation as follows:

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

Fiscal Year Ended December 31, 2018:	Number of Shares Purchased and Reissued	Average Price Paid Per Share	Total Amount Paid
January 1, 2018 through March 31, 2018	16,503	$12.97	$214
April 1, 2018 through June 30, 2018	16,216	14.48	235
July 1, 2018 through September 30, 2018	16,207	14.83	240
October 1, 2018 through December 31, 2018	29,152	11.85	346

Total	78,078	$13.25	$1,035

Fiscal Year Ended December 31, 2019:	Number of Shares Purchased and Reissued	Average Price Paid Per Share	Total Amount Paid
January 1, 2019 through March 31, 2019	21,855	$15.25	$333
April 1, 2019 through June 30, 2019	14,067	16.23	228
July 1, 2019 through September 30, 2019	15,289	15.35	235
October 1, 2019 through December 31, 2019	17,525	15.27	268

Total	68,736	$15.48	$1,064

Fiscal Year Ended December 31, 2020:	Number of Shares Purchased and Reissued	Average Price Paid Per Share	Total Amount Paid
January 1, 2020 through March 31, 2020	31,586	$7.58	$239
April 1, 2020 through June 30, 2020	21,904	9.04	198
July 1, 2020 through September 30, 2020	28,871	10.18	294
October 1, 2020 through December 31, 2020	20,222	12.91	261

Total	102,583	$9.67	$992

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

Note 10. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2020, 2019, 2018, 2017 and 2016:

	Years Ended December 31,
	2020	2019	2018	2017	2016
Per share data:
Net asset value at beginning of period	$16.85	$16.47	$16.05	$15.76	$15.17
Net investment income (1)	1.62	1.31	1.43	1.44	1.45
Net realized gain (loss) on investments, net of tax (provision) (1)	(0.06)	(0.05)	(0.45)	0.67	(0.77)
Net unrealized appreciation (depreciation) on investments (1)	(0.27)	0.74	1.05	(0.23)	1.59
Realized losses on extinguishment of debt (1)	(0.01)	(0.02)	(0.01)	(0.01)	—

Total increase from investment operations (1)	1.28	1.98	2.02	1.87	2.27
Accretive (dilutive) effect of share issuances and repurchases	0.01	—	0.01	0.02	(0.05)
Dividends to stockholders	(1.33)	(1.60)	(1.60)	(1.60)	(1.60)
Other (2)	—	—	(0.01)	—	(0.03)

Net asset value at end of period	$16.81	$16.85	$16.47	$16.05	$15.76

Market value at end of period	$13.10	$14.84	$11.69	$15.18	$15.73

Shares outstanding at end of period	24,437,400	24,463,119	24,463,119	24,507,940	22,446,076
Weighted average shares outstanding during the period	24,442,431	24,463,119	24,471,730	23,527,188	18,283,715
Net assets at end of period	$410,760	$412,310	$402,985	$393,273	$353,785
Average net assets (6)	$392,866	$404,284	$398,440	$376,292	$289,453
Ratios to average net assets:
Total expenses (4)(10)	11.4%	11.0%	10.2%	9.2%	11.5%
Net investment income (5)	10.1%	7.9%	8.8%	9.0%	9.2%
Total return based on market value (3)	1.0%	37.6%	(15.8%)	3.2%	23.8%
Total return based on net asset value (8)	7.6%	12.0%	12.6%	11.9%	15.0%
Portfolio turnover ratio (3)	25.8%	17.2%	29.5%	29.5%	29.3%
Supplemental Data:
Average debt outstanding (7)	$385,350	$319,050	$271,560	$219,920	$221,200
Average debt per share (1)	$15.77	$13.04	$11.10	$9.35	$12.10

(1)	Weighted average per share data.
(2)

Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date, or other rounding.

(3)

Total return based on market value for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 equals the change in the market value of the Company’s common stock per share during the period divided by the market value per share at the beginning of the period, and assumes reinvestment of dividends at prices obtained by our dividend reinvestment plan during the period. The return does not reflect any sales load that may be paid by an investor.

(4)

The total expenses to average net assets ratio is calculated using the total expenses, net of income incentive fee waiver caption as presented on the consolidated statements of operations, which includes incentive fee and excludes the income tax provision.

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

(9)	The ratio of waived incentive fees to average net assets was (0.11%) and zero for the years ended December 31, 2020 and 2019 through 2016, respectively.
(10)	The following is a schedule of supplemental expense ratios to average net assets:

	Years Ended December 31,
Ratio to average net assets:	2020	2019	2018	2017	2016
Expenses other than incentive fee (4)	9.7%	8.3%	7.1%	6.3%	7.9%
Incentive fee, net of incentive fee waiver (4)(9)	1.7%	2.7%	3.1%	2.9%	3.6%

Total expenses (4)	11.4%	11.0%	10.2%	9.2%	11.5%

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

Note 11. Selected Quarterly Financial Data (unaudited)

	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Total investment income	$19,983	$20,433	$21,077	$23,630
Net investment income	17,417	9,291	6,902	6,038
Net increase in net assets from operations	(26,971)	7,973	20,707	29,517
Net investment income per share	$0.71	$0.38	$0.28	$0.25
Net increase in net assets from operations per share	$(1.10)	$0.33	$0.85	$1.20
Net asset value per share at end of period	$15.37	$15.39	$15.94	$16.81

	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total investment income	$20,330	$18,068	$19,201	$19,507
Net investment income	9,599	9,643	7,362	5,365
Net increase in net assets from operations	11,372	3,202	13,895	19,997
Net investment income per share	$0.39	$0.39	$0.31	$0.22
Net increase in net assets from operations per share	$0.46	$0.13	$0.57	$0.82
Net asset value per share at end of period	$16.55	$16.29	$16.47	$16.85

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

The Taxable Subsidiaries hold certain portfolio investments for the Company. The Taxable Subsidiaries are consolidated for financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in the Company’s consolidated financial statements. The principal purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies which are “pass through” entities for federal income tax purposes in order to comply with the “source-of-income” requirements contained in the RIC tax provisions of Subchapter M of the Code. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal corporate income tax purposes, and each Taxable Subsidiary is subject to U.S. federal corporate income tax on its taxable income. The Taxable Subsidiaries are taxed as corporations and do not intend to qualify as a RIC pursuant to Subchapter M of the Code. As corporations, the Taxable Subsidiaries are obligated to pay federal, state and local income tax on taxable income, as applicable. Income earned and gains realized on the investment or investments held by the Taxable Subsidiary are taxable to such subsidiary. A tax provision for ordinary income, if any, is shown as income tax provision in the Consolidated Statements of Operations of the Company. A tax provision for realized and unrealized gains on investments is included as a reduction of realized and unrealized gains (losses) on investments in the Consolidated Statements of Operations of the Company. For the years ended December 31, 2020, 2019 and 2018, the Taxable Subsidiaries were subject to a 21% federal income tax rate. The Company classifies interest and penalties, if any, as a component of income tax provision on the consolidated statements of operations. Income tax expense at the Taxable Subsidiaries is included as a component of the income tax provisions, depending on the character of the underlying taxable income (ordinary or capital gains), on the consolidated statements of operations. For the years ended December 31, 2020, 2019 and 2018, income tax expense at the Taxable Subsidiaries was $628, $233, and $1,103, respectively.

The Company and the Taxable Subsidiaries are also subject to various state and local income taxes.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

The following table is a reconciliation of net increase in net assets resulting from operations on the consolidated statements of operations to taxable income and to total distributions declared to common stockholders for the years ended December 31, 2020, 2019 and 2018.

	2020 (1)	2019	2018
Net increase in net assets resulting from operations	$31,226	$48,466	$49,452
Net change in unrealized (appreciation) depreciation on investments	6,578	(18,188)	(25,718)
Permanent book income and tax income differences	1,810	1,133	2,257
Temporary book income and tax income differences	(5,219)	6,439	(1,820)
Capital loss carry forward (utilization)	4,496	1,089	15,347

Taxable income	38,891	38,939	39,518
Taxable income earned in prior year and carried forward for distribution in current year	15,432	15,634	14,005
Taxable Subsidiaries liquidating distributions	231	—	1,269
Taxable income earned in current period and carried forward for distribution in following year	(22,046)	(15,432)	(15,634)

Total distributions to common stockholders	$32,508	$39,141	$39,158

(1)

The Company’s taxable income for 2020 is an estimate and will not be finalized until the Company files its 2020 federal income tax returns in 2021. Therefore, the Company’s actual taxable income, and the Company’s actual taxable income that was earned in 2020 and carried forward for distribution in 2021, may be different than this estimate.

For tax purposes, distributions paid to stockholders are reported as ordinary income, long term capital gains and return of capital, or a combination thereof. The tax character of distributions paid for the years ended December 31, 2020, 2019 and 2018 was as follows:

	2020	2019	2018
Ordinary income	$32,508	$39,141	$39,158
Long term capital gains	—	—	—
Return of capital	—	—	—

Total distributions to common stockholders	$32,508	$39,141	$39,158

The Company estimates that it generated undistributed ordinary taxable income of approximately $22,046, or a total of $0.90 per share, during 2020 that will be carried forward and distributed in 2021. Ordinary dividend distributions from a RIC do not qualify for the preferential federal income tax rate on dividend income from certain domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations.

The Company may distribute a portion of its realized net long term capital gains in excess of realized net short term capital losses to its stockholders, but may also decide to retain a portion, or all, of its net capital gains and elect to make a “deemed distribution” to its stockholders. For the years ended December 31, 2020, 2019 and 2018, the Company did not elect to designate retained net capital gains as a deemed distribution.

As of December 31, 2020 and 2019, the tax basis components of distributable earnings were as follows:

	December 31, 2020 (1)	December 31, 2019
Undistributed ordinary income	$22,046	$15,432
Undistributed long term capital gains	—	—
Unrealized appreciation (depreciation) (2)	55,842	62,420
Temporary book/tax differences	(4,768)	(9,988)
Capital loss carry forward	(26,135)	(21,639)

Total distributable earnings	$46,985	$46,225

(1)

The Company’s distributable earnings for 2020 is an estimate and will not be finally determined until the Company files its 2020 federal income tax returns in 2021. Therefore, the Company’s actual distributable earnings may be different than this estimate.

For federal income tax purposes, the cost of investments owned at December 31, 2020 and 2019 was approximately $685,825 and $700,264, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

	December 31, 2020 (1)	December 31, 2019
Tax-basis amortized cost of investments	$685,825	$700,264
Tax-basis gross unrealized appreciation on investments	74,929	83,301
Tax-basis gross unrealized depreciation on investments	(17,885)	(16,646)

Tax-basis net unrealized appreciation on investments	57,044	66,655

Fair value of investments	$742,869	$766,919

(1)

The Company’s tax-basis amortized cost of investments for 2020 is an estimate and will not be finally determined until 2021 when the Company receives the relevant tax forms from portfolio companies with equity investments. Therefore, the Company’s actual tax-basis amortized cost of investments may be different than this estimate.

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These permanent book-to-tax differences are reclassified on the consolidated statements of changes in net assets to reflect their tax character but have no impact on total net assets. The following permanent book-to-tax differences were reclassified on the consolidated statements of changes in net assets for the years ended December 31, 2020, 2019 and 2018.

	2020 (1)	2019	2018
Additional paid-in capital (2)	$(2,042)	$(627)	$(3,526)
Total distributable earnings	2,042	627	3,526

(1)

The Company’s permanent book-to-tax reclassifications for 2020 are an estimate and will not be finalized until the Company files its 2020 federal income tax returns in 2021. Therefore, the Company’s actual permanent book-to-tax reclassifications may be different than this estimate. The Company adjusts such reclassifications in the following years when finalized, and such adjustments are reflected in the consolidated statements of changes in net assets and the consolidated statements of assets and liabilities.

(2)	Includes the reversal of unrealized (appreciation) depreciation that was recognized prior to the IPO of zero, $504, and zero for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 13. Subsequent Events

On January 11, 2021, we exited our debt investment in Bandon Fitness (Texas), Inc. We received payment in full of $15,592 on our first lien debt, which includes a prepayment fee.

On January 14, 2021, we exited our debt investment in Alzheimer’s Research and Treatment Center, LLC. We received payment in full of $6,585 on our first lien debt, which includes a prepayment fee.

On January 19, 2021, we redeemed $50,000 of the aggregate principal amount on the 2023 Notes, resulting in a realized loss on extinguishment of debt of approximately $794.

On January 22, 2021, we invested $11,000 in first lien debt and $516 in common equity of GP&C Operations, LLC (dba Garlock Printing and Converting), a converter of plastic film into flexible packaging solutions.

On January 26, 2021, we exited our debt investment in Ohio Medical, LLC. We received payment in full of $10,000 on our second lien debt. We subsequently invested $5,000 in a new second lien debt investment in Ohio Medical, LLC.

On February 9, 2021, the Board declared a regular quarterly dividend of $0.31 per share and a supplemental dividend of $0.07 per share payable March 26, 2021 to stockholders of record as of March 12, 2021.

On February 10, 2021, we invested $6,500 in first lien debt and made a commitment up to $2,000 of additional first lien debt of Wonderware Holdings, LLC (dba CORE Business Technologies), a provider of revenue management and payments solutions for government, healthcare and education.

On February 11, 2021, we invested $8,900 in first lien debt and made a commitment up to $400 of additional first lien debt of Xeeva, Inc., a global provider of intelligent, cloud-based indirect spend management software solutions.

On February 12, 2021, we exited our debt and equity investments in FDS Avionics Corp. (dba Flight Display Systems). Flight Display Systems was acquired and combined with Calculex Inc. and Argon Corporation under a new holding company, Spectra A&D Holdings (“Spectra”). We received payment in full of $5,122 on our second lien and revolving debt. We sold our preferred and a portion of our common equity investments for a realized gain of approximately $958. In conjunction with the transaction, we invested $8,000 in first lien debt and $4,129 in preferred equity, of which $1,997 was rolled over from our original common equity investment in Flight Display Systems.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

On February 16, 2021, we redeemed $50,000 of the $69,000 aggregate principal amount on the February 2024 Notes, resulting in a realized loss on extinguishment of debt of approximately $1,081.

On February 19, 2021, we exited our debt investment in Wheel Pros, Inc. We received payment in full of $20,400 on our second lien debt, which includes a prepayment fee.

Subsequent to December 31, 2020, the global outbreak of the COVID-19 pandemic has adversely affected some of the Company’s investments and continues to have adverse consequences on the U.S. and global economies. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual portfolio companies, remains uncertain. At the time of this filing, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the year ended December 31, 2020. The Company cannot predict the extent to which its financial condition and results of operations will be adversely affected at this time. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

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

Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Attestation Report of the Registered Public Accounting Firm

Our internal control over financial reporting as of December 31, 2020 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of Part II of this Annual Report under the heading Report of Independent Registered Public Accounting Firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS

Our board of directors has five members and is divided into three classes. Each class has a three-year term. Each director holds office for the term to which he or she is elected and until his or her successor is duly elected and qualified. Vacancies on the board of directors may be filled by persons elected by a majority of the remaining directors. A director elected by the board of directors to fill a vacancy in a class, including any vacancies created by an increase in the number of directors, shall serve for the remainder of the full term of that class or until the director’s successor is duly elected and qualified.

Certain of our directors who are also officers of the Company may serve as directors of, or on the boards of managers of, certain of our portfolio companies. In addition, the board of directors of Fidus Mezzanine Capital, L.P., or Fund I, a wholly-owned consolidated subsidiary that has elected to be treated as a BDC under the 1940 Act, is composed of all of the Company’s directors.

The business address of each director listed below is 1603 Orrington Avenue, Suite 1005, Evanston, Illinois 60201.

Certain information as of February 23, 2021 with respect to the directors is set forth below.

Interested Directors

Name	Age	Background Information
Edward H. Ross	55	Mr. Ross has served as chairman of our board of directors and our chief executive officer, and as chairman of our investment advisor’s investment committees, since our initial public offering in June 2011. Additionally, Mr. Ross is the chief executive officer and a manager of our investment advisor. Mr. Ross is an interested director due to his positions with the Company and our investment advisor. Mr. Ross has more than 30 years of debt and equity capital investing experience with lower middle-market companies. Mr. Ross co-founded Fidus Capital, LLC, the predecessor firm to our investment advisor, in 2005. From February 2007 to June 2011, Mr. Ross served as a member of the investment committee of Fidus Mezzanine Capital GP, LLC, Fund I’s former general partner. From 2002 to 2005, Mr. Ross was a managing director and the head of the Chicago office for Allied Capital Corporation, a publicly-traded business development company, where he focused on making debt and equity investments in middle-market companies. Prior to joining Allied Capital Corporation, Mr. Ross co-founded Middle Market Capital, a merchant banking group of Wachovia Securities and its predecessor, First Union Securities, Inc., a retail brokerage and institutional capital markets and investment banking firm. Mr. Ross earned a bachelor of arts from Southern Methodist University and a master of business administration from the University of Notre Dame’s Mendoza College of Business. Mr. Ross is the brother of John J. Ross, II, a manager of our investment advisor and a member of its investment committee.

Name	Age	Background Information
Thomas C. Lauer	53	Mr. Lauer has served as our director and as a member of our investment advisor’s investment committees since our initial public offering in June 2011 and as our President since September 2016. Additionally, Mr. Lauer is a manager of our investment advisor. Mr. Lauer is an interested director due to his position with the investment advisor. Mr. Lauer has more than 25 years of experience investing debt and equity capital in lower middle-market companies. Mr. Lauer was a managing partner of Fidus Partners, LLC, an investment banking firm, from 2008 to June 2011. From 2004 to 2008, Mr. Lauer was a managing director of Allied Capital Corporation, a publicly-traded business development company, and member of that firm’s Management Committee from 2006 to 2008, Private Finance Investment Committee from 2005 to 2008,and Senior Debt Fund Investment Committee from 2007 to 2008. Prior to joining Allied Capital Corporation, Mr. Lauer worked with the Global Sponsor Finance Group of GE Capital, the financial services unit of General Electric, the Leveraged Capital Group at Wachovia Securities and its predecessor, First Union Securities, Inc., a retail brokerage and institutional capital markets and investment banking firm, and the Platform Components Division of Intel Corporation. Mr. Lauer earned a bachelor of business administration from the University of Notre Dame and master of business administration from the University of Notre Dame’s Mendoza College of Business.

Independent Directors

Name	Age	Background Information
Raymond L. Anstiss, Jr.	54	Mr. Anstiss has served on our board of directors since September 2011 and is the chairman of our audit committee and a member of our nominating committee. Mr. Anstiss is the President of Anstiss & Co., an accounting, audit, tax and financial consulting firm headquartered in Lowell, Massachusetts. Prior to joining Anstiss & Co. in 1993, Mr. Anstiss served on the audit staff of KPMG Peat Marwick from 1988 to 1992. Mr. Anstiss has served on the board of directors for several not-for-profit companies.

Name	Age	Background Information
Charles D. Hyman	62	Mr. Hyman has served on our board of directors since our initial public offering in June 2011 and is the chairman of our nominating committee and a member of our audit committee. Mr. Hyman is the founder and chief executive officer of Charles D. Hyman & Co., a private, registered investment management firm located in Ponte Vedra Beach, Florida. Prior to forming Charles D. Hyman & Co. in 1994, Mr. Hyman served as a senior vice president of St. Johns Investment Management Company. Mr. Hyman has served on the board of directors for several not-for-profit companies and currently serves on the board of Patriot Transportation Holding, Inc. (NASDAQ: PATI).

Name	Age	Background Information
Edward X. Tune	51	Mr. Tune has served on our board of directors since March 2019 and is a member of our audit committee and our nominating committee. Mr. Tune is a Partner of Brown Advisory, an investment management firm with offices in North America, Europe, and Asia. Prior to joining Brown Advisory, Mr. Tune was a Managing Director at Brown Brothers Harriman (BBH) where for 14 years he served in a variety of client-facing and leadership roles in Charlotte and Chicago including Chief Operating Officer and Chief Financial Officer for BBH’s wealth management unit. Prior to that, Mr. Tune served as a Vice President and investment advisor with Stein Roe & Farnham in Chicago for 8 years. Mr. Tune brings to the board of directors extensive investment management experience.

INFORMATION ABOUT EXECUTIVE OFFICER WHO IS NOT A DIRECTOR

The following is a brief biography of our executive officer, Shelby E. Sherard, who is not a director of the Company.

Name	Age	Background Information
Shelby E. Sherard	50	Shelby E. Sherard has served as our chief financial officer and secretary since joining the Company on June 2, 2014 and chief compliance officer since August 11, 2014. Ms. Sherard has more than 25 years of finance experience most recently as a financial officer at Prologis, Inc., a leading owner, operator and developer of industrial real estate, first serving as Chief Financial Officer, Americas, and then overseeing the U.S. tax department. Previously, she served as the Finance Director for Chicago Union Station Development Company, LLC, a real estate development company. From 2005 through 2006, Ms. Sherard served as Executive Vice President and Chief Financial Officer of Grubb & Ellis Company, a publicly-traded real estate services company. From 2002 through 2005, Ms. Sherard was the Chief Financial Officer and Senior Vice President of SiteStuff, Inc., a procurement solutions provider for the commercial real estate industry. Ms. Sherard is a CPA and earned a bachelor’s degree from Northwestern University, a master of business administration from the University of Pennsylvania’s Wharton School and a master’s degree in tax from the University of Illinois.

CORPORATE GOVERNANCE

Meetings of the Board Committees

The board of directors has established the audit committee and nominating and corporate governance committee (“nominating committee”). The Company does not have a separate compensation committee because its executive officers do not receive any direct compensation from the Company; however, the audit committee has been charged with carrying out the duties that would typically be addressed by a compensation committee. During 2020, the board of directors held ten meetings, the audit committee held nine meetings and the nominating committee held two meetings. The Company encourages, but does not require, the directors to attend the Company’s annual meeting of its stockholders. During 2020, all of our current directors attended 100% of the aggregate number of meetings of the board of directors and of the respective committees on which they served. All of our directors attended the 2020 annual meeting.

Board Leadership Structure

The board of directors monitors and performs an oversight role with respect to the business and affairs of the Company. Among other things, the board of directors approves the appointment of our investment advisor, administrator and officers, reviews and monitors the services and activities performed by our investment advisor, administrator and officers, approves annually the renewal of any investment advisory agreement with our investment advisor and approves the engagement, and reviews the performance of, the Company’s independent registered public accounting firm.

Under the bylaws, the board of directors may designate a chairman to preside over the meetings of the board of directors and meetings of the stockholders and to perform such other duties as may be assigned to him by the board of directors. The Company does not have a fixed policy as to whether the chairman of the board of directors should be an independent director and believes that its flexibility to select its chairman and reorganize its leadership structure from time to time is in the best interests of the Company and its stockholders.

Presently, Mr. Ross serves as the chairman of the board of directors. Mr. Ross is an interested director because he is the Chief Executive Officer of the Company, serves on our investment advisor’s investment committee and is a manager of our investment advisor. The Company believes that Mr. Ross’s history with the Company, familiarity with the Fidus investment platform and extensive experience in the management of private equity and debt investments qualifies him to serve as chairman of the board of directors. Moreover, our board of directors believes that it is in the best interests of our stockholders for Mr. Ross to lead our board of directors because of his broad experience with the day-to-day management and operation of other investment funds and his significant background in the financial services industry, as described above.

Our board of directors does not have a lead independent director. We are aware of the potential conflicts that may arise when a non-independent director is Chairman of the board of directors, but believe these potential conflicts are offset by our strong corporate governance practices. Our corporate governance practices include regular meetings of the independent directors in executive session without the presence of interested directors and management, the establishment of an audit and compensation committee and a nominating committee, each of which is comprised solely of independent directors, and the appointment of a Chief Compliance Officer, with whom the independent directors meet without the presence of interested directors and other members of management, for administering our compliance policies and procedures. Additionally, Mr. Anstiss, an independent director and the chairman of the audit committee, acts as a liaison between the independent directors and management between meetings of our board of directors and presides over regular executive sessions of the board of directors. Our board of directors believes that its leadership structure is appropriate in light of the Company’s characteristics and circumstances because the structure allocates areas of responsibility among the individual directors and the committees in a manner that encourages effective oversight. Specifically, the board of directors believes that the relationship of Messrs. Ross and Lauer with our Adviser provides an effective bridge between the board of directors and management, and encourages an open dialogue between management and our board of directors, ensuring that these groups act with a common purpose. The members of our board of directors also believe that its small size creates a highly efficient governance structure that provides ample opportunity for direct communication and interaction between both the members of management and our investment advisor and our board of directors.

Board Role in Risk Oversight

The board of directors performs its risk oversight function primarily through (a) its two standing committees, which report to the entire board of directors and are comprised solely of independent directors and (b) monitoring by the Company’s Chief Compliance Officer in accordance with its compliance policies and procedures.

As described below in more detail under “Audit and Compensation Committee” and “Nominating and Corporate Governance Committee,” the audit committee and the nominating committee assist the board of directors in fulfilling its risk oversight responsibilities. The audit committee’s risk oversight responsibilities include overseeing the Company’s accounting and financial reporting processes, the Company’s systems of internal controls regarding finance and accounting and audits of the Company’s financial statements and discussing with management the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures, including the Company’s risk assessment and risk management policies. The nominating committee’s risk oversight responsibilities include selecting, researching and nominating directors for election by the Company’s stockholders, developing and recommending to the board of directors a set of corporate governance principles and overseeing the evaluation of the board of directors and its committees. Both the audit committee and the nominating committee consist solely of independent directors.

The board of directors is assisted in its risk oversight responsibilities by the Chief Compliance Officer. The Company’s Chief Compliance Officer prepares a written report annually discussing the adequacy and effectiveness of the compliance policies and procedures of the Company and certain of its service providers. The Chief Compliance Officer’s report, which is reviewed by the board of directors, addresses at a minimum (a) the operation of the compliance policies and procedures of the Company and certain of its service providers since the last report; (b) any material changes to such policies and procedures since the last report; (c) any recommendations for material changes to such policies and procedures as a result of the Chief Compliance Officer’s annual review; and (d) any compliance matter that has occurred since the date of the last report about which the board of directors would reasonably need to know to oversee the Company’s compliance activities and risks. In addition, the Chief Compliance Officer meets separately in executive session with the independent directors periodically, but in no event less than once each year.

The Company believes that the board of directors’ role in risk oversight is effective and appropriate given the extensive regulation to which it is already subject as a BDC. Specifically, as a BDC, the Company must comply with certain regulatory requirements that control the levels of risk in its business and operations. For example, the Company’s ability to incur indebtedness is limited such that its asset coverage must equal at least 150% immediately after each time it incurs indebtedness and the Company generally has to invest at least 70% of its total assets in “qualifying assets” as described in section 55 of the 1940 Act. In addition, the Company has elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended. As a RIC, the Company must, among other things, meet certain income source and asset diversification requirements.

The Company believes that the board of directors’ existing role in risk oversight is appropriate. However, the Company reexamines the manner in which the board of directors administers its oversight function on an ongoing basis to ensure that it continues to meet the Company’s needs.

Audit and Compensation Committee

The members of the audit committee are Messrs. Anstiss, Hyman and Tune, each of whom is not an interested person and is otherwise independent for purposes of the 1940 Act and Nasdaq’s corporate governance regulations. Since September 2011, Mr. Anstiss has served as chairman of the audit committee. Our board of directors has adopted a charter for the audit committee, which is available on our website at http://investor.fdus.com/governance.cfm.

The audit committee is responsible for approving our independent accountants and recommending them to the board of directors (including a majority of the independent directors) for approval and submission to the board of directors for ratification, reviewing with our independent accountants the plans and results of the audit engagement, approving professional services provided by our accountants, reviewing the independence of our independent accountants and reviewing the adequacy of our internal accounting controls.

The audit committee is also responsible for aiding the board of directors in determining the fair value of debt and equity securities that are not publicly traded or for which current market values are not readily available. The audit committee also currently receives input from independent valuation firms that have been engaged at the direction of the board of directors to value certain portfolio investments. In addition, the audit committee is responsible for discussing with management our major financial risk exposures and the steps management has taken to monitor and control such exposures, including our risk assessment and risk management policies.

The board of directors has determined that Mr. Anstiss is an “audit committee financial expert” within the meaning of the rules of the SEC. Mr. Anstiss acquired his financial expertise from his education and experience as a public accountant, his experience actively supervising financial officers of public companies and in his supervisory role at a public accounting firm and from his experience overseeing and assessing the performance of public accountants with respect to the preparation, auditing and evaluation of financial statements. Mr. Anstiss has consented to be named as an audit committee financial expert.

Because the audit committee is charged with approving our related-party transactions, the board of directors has determined not to create a separate compensation committee and instead has charged the audit committee with overseeing amounts payable to our advisor pursuant to the Advisory Agreement and the Administration Agreement, and making a recommendation to the board of directors with respect to the Board of Director’s approval (including the approval of a majority of the directors who are not “interested persons” of the Company within the meaning of Section 2(a)(19) of the 1940 Act, as amended) of the renewal of the Advisory Agreement and the Administration Agreement.

The board of directors has determined not to create a separate compensation committee charter and instead has included applicable compensation charter provisions in the charter of the audit committee, which is available on our website at http://investor.fdus.com/governance.cfm. The audit committee charter sets forth the responsibilities of a compensation committee, including overseeing the Company’s compensation policies, evaluating executive officer performance and reviewing and approving the compensation, if any, by the Company of its executive officers.

In reviewing and approving the compensation, if any, by the Company for each of the Company’s executive officers, the audit committee will, among other things, consider corporate goals and objectives relevant to executive officer compensation, evaluate each executive officer’s performance in light of such goals and objectives, and set each executive officer’s compensation based on such evaluation and such other factors as the audit committee deems appropriate and in the best interests of the Company (including the cost to the Company of such compensation). Notwithstanding the foregoing, currently none of the Company’s executive officers are directly compensated by the Company. However, the Company reimburses its administrator for the allocable portion of overhead and other expenses incurred by the administrator in performing its obligations under an administration agreement, including an allocable share of the compensation of certain of the Company’s executive officers with finance and compliance responsibilities.

Nominating Committee

The members of the nominating committee are Messrs. Anstiss, Hyman and Tune, each of whom is not an interested person and is otherwise independent for purposes of the 1940 Act and Nasdaq’s corporate governance regulations. Mr. Hyman currently serves as chairman of the nominating committee. The board of directors has adopted a charter for the nominating committee, which is available on the Company’s website at http://investor.fdus.com/governance.cfm.

The nominating committee is responsible for selecting, researching and nominating directors for election by the Company’s stockholders, selecting nominees to fill vacancies on the board of directors or a committee of the board of directors, developing and recommending to the board of directors a set of corporate governance principles and overseeing the evaluation of the board of directors and its committees.

The nominating committee identifies potential nominees based on suggestions from members of the nominating committee, other members of the board of directors, other executive officers and by other means, and evaluates such persons as a committee. The nominating committee will also consider nominees to the board of directors recommended by a stockholder, if such stockholder complies with the advance notice provisions of our bylaws. From time to time, the board of directors may determine that it requires a director with a particular expertise or qualification and will actively recruit such a candidate.

In considering which persons to nominate as directors for election by stockholders, the board of directors and its nominating committee consider the experience, qualifications, attributes and skills of candidates, in light of the Company’s then existing business and structure. Additionally, the committee generally will hire an outside firm to perform a background check on potential nominees. On an annual basis, the nominating committee evaluates the qualifications and diversity of the board of directors who are available for reelection in light of the characteristics of independence, age, skills, experience, availability of service to the Company and tenure of its members, and the board of directors’ anticipated needs. The nominating committee has adopted a policy that it will seek to enhance the perspectives and experiences of the members of the board of directors through diversity in gender, ethnic background, geographic origin and professional experience. The nominating committee recommends to the board of directors for its approval the slate of directors to be nominated for election at the annual meeting of the Company’s stockholders. The board of directors and its nominating committee periodically review board composition and the policies with respect thereto and as part of this review, the nominating committee evaluates the effectiveness of its policies, including the provisions with respect to diversity.

In considering possible candidates for nomination as a director, the nominating committee takes into account, in addition to such other factors as it deems relevant, the desirability of selecting directors who:

•	have strength of character;

•	have mature judgment;

•	have industry knowledge or experience; and

•	have an ability to work collegially with the other members of the board of directors.

The nominating committee also considers all applicable legal and regulatory requirements that govern the composition of the board of directors.

All nominees properly submitted to the Company (or which the nominating committee otherwise elects to consider) will be evaluated and considered by the members of the nominating committee using the same criteria as nominees identified by the nominating committee itself.

Communications Between Stockholders and the Board of Directors

Stockholders with questions about Fidus Investment Corporation are encouraged to contact Shelby E. Sherard at Fidus Investment Corporation, 1603 Orrington Avenue, Suite 1005, Evanston, Illinois 60201. In addition, if stockholders feel their questions have not been addressed, they may communicate with our board of directors by sending their communications to: Fidus Investment Corporation, board of directors, c/o Edward H. Ross at the address listed above. In addition, stockholders may communicate with the board of directors by clicking “Contact the Board” on the Investor Relations section of our website at the following URL: http://investor.fdus.com/contactBoard.com. Communications are distributed to the board of directors as appropriate, depending on the facts and circumstances outlined in the communication. In that regard, the board of directors has requested that certain items that are unrelated to the duties and responsibilities of the board of directors should be excluded, such as: product complaints, product inquiries, new product suggestions, resumes and other forms of job inquiries, surveys and business solicitations or advertisements. In addition, material that is unduly hostile, threatening, illegal or similarly unsuitable will be excluded, with the provision that any communication that is filtered out must be available to any non-management director upon request.

Executive Sessions and Communication with the Board of Directors

The independent directors serving on our board of directors intend to meet in executive sessions at the conclusion of each regularly scheduled meeting of the board of directors, and additionally as needed, without the presence of any directors or other persons who are part of the Company’s management. These executive sessions of our board of directors will be presided over by Mr. Anstiss or one of the other independent directors serving on the board of directors selected on an ad-hoc basis.

Code of Business Conduct and Corporate Governance Guidelines

The Company has adopted a code of ethics (which we call our “Code of Business Conduct”) which all officers, directors and employees of the Company and its investment advisor are expected to observe. The Company intends to disclose any amendments to or waivers of required provisions of the Code of Business Conduct on the Company’s website. The Company also has adopted corporate governance guidelines (which we call our “Corporate Governance Guidelines”) which apply to our board of directors. The Company’s Code of Business Conduct and Corporate Governance Guidelines can be accessed via the Company’s website at http://investor.fdus.com/governance.cfm. We will also provide any person, without charge, upon request, a copy of our Code of Business Conduct or Corporate Governance Guidelines. To receive a copy of either or both documents, please provide a written request to: Fidus Investment Corporation, Attn: Shelby E. Sherard, Chief Compliance Officer, 1603 Orrington Avenue, Suite 1005, Evanston, Illinois 60201.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Our executive officers do not receive any direct compensation from us. We do not currently have any employees and currently do not expect to have any employees. Services necessary for our business are provided by individuals who are employees or other affiliates of our investment advisor, pursuant to the terms of our Investment Advisory Agreement and our administration agreement. Each of our executive officers is an employee or other affiliate of our investment advisor. Our day-to-day investment operations are managed by our investment advisor. All of the services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by our investment advisor. In addition, we reimburse our investment advisor, as administrator, for its allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including its allocable portion of the cost related to certain of our officers and their respective staffs, and for certain expenses under the administration agreement.

Under the Investment Advisory Agreement, our investment advisor earned and was paid approximately $21.5 million in fees for the year ended December 31, 2020, consisting of a base management fee of $12.9 million and an income incentive fee of $8.6 million. For the year ended December 31, 2020, we accrued, but did not receive, $1.7 million of capital gains incentive fees reversed in accordance with generally accepted accounting principles. During 2020, our investment advisor incurred approximately $1.7 million of allocable expenses that are payable by the Company under the administration agreement.

2020 DIRECTOR COMPENSATION TABLE

The following table shows information regarding the compensation received by the Company’s directors, none of whom is an employee of the Company, for the fiscal year ended December 31, 2020.

Name	Fees Earned or Paid in Cash(1)	Total
Independent Directors
Raymond L. Anstiss, Jr.	$105,000	$105,000
Charles D. Hyman	$100,000	$100,000
Edward X. Tune	$95,000	$95,000

Interested Directors
Edward H. Ross	None	None
Thomas C. Lauer	None	None

(1)	For a discussion of the independent directors’ compensation, see below.

The independent directors receive an annual fee of $60,000. They receive $5,000 plus reimbursement of reasonable and authorized business expenses incurred in connection with attending each regularly scheduled board of directors meeting which consists of quarterly meetings and a meeting held in conjunction with the annual shareholders meeting. In addition, the chairperson of the audit committee receives an additional annual fee of $10,000 and the chairperson of the nominating committee receives an additional annual fee of $5,000 for his or her additional services in these capacities. They also receive $2,500 per each additional audit committee meeting to review quarterly investment valuations.

No compensation is paid by the Company to interested directors. No information has been provided with respect to executive officers of the Company who are not directors since its executive officers do not receive any direct compensation from the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of February 23, 2021 by each of our executive officers and independent directors and all of our directors and executive officers as a group. As of February 23, 2021, we are not aware of any five percent beneficial owners of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There is no common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of February 23, 2021. Percentage of beneficial ownership is based on 24,437,400 shares of common stock outstanding as of February 23, 2021. Unless otherwise stated, the business address of each person below is 1603 Orrington Avenue, Suite 1005, Evanston, Illinois 60201. Except as otherwise described in the notes below, the following beneficial owners have sole voting power and sole investment power with respect to all shares of common stock set forth opposite their respective names.

Name and Address	Number of Shares Beneficially Owned (1)	Percentage of Class	Dollar Range of Equity Securities Beneficially Owned(2)(3)
Interested Directors:
Edward H. Ross	177,788	*	Over $100,000
Thomas C. Lauer	81,600	*	Over $100,000

Independent Directors:
Raymond L. Anstiss, Jr.	25,896	*	Over $100,000
Charles D. Hyman	25,200	*	Over $100,000
Edward X. Tune	6,000	*	$50,001-$100,000

Executive Officers Who Are Not
Directors:
Shelby E. Sherard	31,660	*	Over $100,000

All Directors and Executive Officers as a Group	348,144	1.4%	Over $100,000

*	Represents less than 1.0%.
(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 of the Exchange Act.
(2)	Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.
(3)	The dollar range of equity securities beneficially owned by our directors is based on a stock price of $14.40 per share as of February 23, 2021.

Each of our advisor’s investment committee members has ownership and financial interests in, and may receive compensation and/or profit distributions from, our investment advisor. Each of the members of the investment committee will receive compensation and/or profit distributions from our investment advisor. None of the members of the investment committee receives any direct compensation from us. The following table shows the dollar range of our common stock beneficially owned by each member of our investment advisor’s investment committees as of February 23, 2021:

Member of our Investment Advisor’s Investment Committee	Dollar Range of Equity Securities in Fidus Investment Corporation (1)
Edward H. Ross	Over $1,000,000
John J. Ross, II	Over $1,000,000
Thomas C. Lauer	Over $1,000,000
W. Andrew Worth	$500,001 - $1,000,000
John H. Grigg	$100,001 - $500,000
Robert G. Lesley	$100,001 - $500,000
Thomas J. Steiglehner	$50,001 - $100,000

(1)	Dollar ranges are as follows: None, $1-$10,000, $10,001-$50,000, $50,001-$100,000, $100,001 - $500,000, $500,001 - $1,000,000, or Over $1,000,000

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions Policy and Procedure

The Company has procedures in place for the review, approval and monitoring of transactions involving the Company and certain related persons of the Company. The Company has a written Code of Business Conduct that generally prohibits any officer, director and employee of the Company and employees of its investment advisor from engaging in any transaction where there is a conflict between such individual’s personal interest and the interests of the Company. Certain actions or relationships that might give rise to a conflict of interest are reviewed and approved by the board of directors. Waivers to the Code of Business Conduct for directors and executive officers can be obtained from the board of directors under certain circumstances and will be publicly disclosed as required by applicable law and regulations. In addition, the audit committee reviews and preapproves all related-party transactions (as defined in Item 404 of Regulation S-K).

Moreover, our investment advisor has enacted a conflict-resolution policy that addresses the co-investment restrictions set forth under the 1940 Act and the allocation of investment opportunities. The 1940 Act generally prohibits us from making certain negotiated co-investments with affiliates unless we first obtain an order from the SEC permitting us to do so. Where co-investments can be made, or where an investment opportunity becomes available to one investment vehicle managed by our investment advisor, then an equitable allocation must be made with respect to the investment.

The Company has obtained exemptive relief allowing us to engage in certain transactions with our affiliates that would otherwise be prohibited by the 1940 Act, as applicable to BDCs. The relief permits the Company and a wholly-owned subsidiary that is licensed by the U.S. Small Business Administration (the “SBA”) as a small business investment company (an “SBIC”) to operate effectively as one company, specifically allowing them to: (1) engage in certain transactions with each other; (2) invest in securities in which the other is or proposes to be an investor; (3) file consolidated reports with the Commission; and (4) be subject to modified consolidated asset coverage requirements for senior securities issued by a BDC and its SBIC subsidiary. Our second and third wholly-owned SBIC subsidiaries have not elected to be treated as a BDC and is not party to this exemptive relief. The fourth exemption described above allows us to exclude any indebtedness guaranteed by the SBA and issued by Fund I from the 150.0% asset coverage requirements applicable to us. Effective June 30, 2014, any SBA debentures issued by our second and third wholly-owned SBIC subsidiaries are not considered senior securities for purposes of the 150.0% asset coverage requirements.

If we invest alongside other accounts managed by our investment advisor, our investment advisor will seek to ensure the equitable allocation of investment opportunities between us and the other relevant accounts. If we invest alongside such other accounts as permitted by the 1940 Act and related rules, such investments will be made consistent with our investment advisor’s allocation policy. Under this allocation policy, a fixed percentage of each opportunity, which may vary based on asset class and from time to time, will be offered to us and similar eligible accounts, as periodically determined by our investment advisor and approved by our board of directors, including our Independent Directors. The allocation policy provides that allocations among us and other accounts will generally be made pro rata based on each account’s capital available for investment, as determined, in our case, by our board of directors, including our Independent Directors. It is our policy to make our determinations as to the amount of capital available for investment based on such factors as the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions set by our board of directors, or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for other accounts. On January 4, 2017, the SEC granted us relief sought in an exemptive application that expands our ability to co-invest in portfolio companies with certain of our affiliates managed by our investment advisor in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. We intend to co-invest, subject to the conditions included in the Order.

In situations where co-investment with other entities managed by our investment advisor is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, our investment advisor will need to decide whether we or such other entity or entities will proceed with the investment. Our investment advisor will make these determinations based on our allocation policy that generally requires that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time, including, for example, through random or rotational methods.

In addition, certain members of our investment advisor and its investment committees are also members of Fidus Partners, LLC (“Partners”), an investment banking firm. Partners may in the future serve as an advisor to our portfolio companies and we may invest in companies that Partners is advising. Partners may receive fees in connection with these advisory services, subject to regulatory restrictions imposed by the 1940 Act.

In May 2015, our investment advisor entered into a combination with Partners (the “Combination”), by which members of Fidus Investment Advisors LLC and Partners contributed all of their respective membership interest in Fidus Investment Advisors LLC and Partners to a newly formed limited liability company, Fidus Group Holdings, LLC (“Holdings”). As a result, our investment adviser is a wholly-owned subsidiary of Holdings, which is a limited liability company organized under the laws of Delaware.

Certain Transactions With or Involving Related Persons

Investment Advisory Agreement

Under the Investment Advisory Agreement with our investment advisor, we pay our investment advisor a management fee and incentive fee that consists of an income incentive fee and a capital gains incentive fee. The incentive fee is computed and paid on income that we may not have yet received in cash. This fee structure may create an incentive for our investment advisor to invest in certain types of securities that may have a high degree of risk. Additionally, we rely on investment professionals from our investment advisor to assist our board of directors with the valuation of our portfolio investments. Our investment advisor’s management fee and incentive fee are based on the value of our investments and there may be a conflict of interest when personnel of our investment advisor are involved in the valuation process for our portfolio investments. The base management fee under the Investment Advisory Agreement for the year ended December 31, 2020 totaled $12.9 million. The income incentive fee expense for the year ended December 31, 2020 totaled $8.6 million. For the year ended December 31, 2020, we accrued, but did not receive, $1.7 million of capital gains incentive fees reversed in accordance with generally accepted accounting principles.

Mr. E. Ross is the chairman of the board of directors of the Company and Fund I and the chairman of our investment advisor’s investment committees. Moreover, Mr. E. Ross is the Chief Executive Officer of our investment advisor. The board of managers of our investment advisor, the manager of Fidus Investment GP, LLC, the general partner of the Funds, currently controls the Funds. The following people are members of the board of managers of our investment advisor: Messrs. E. Ross, Lauer, J. Ross, John H. Grigg and Andrew W. Worth. Officers and members of the board of managers of our investment advisor receive a benefit from the fees paid to our investment advisor pursuant to the Investment Advisory Agreement. Our board of directors, which consists of a majority of non-interested directors, has approved the Investment Advisory Agreement, including the fees paid pursuant to such agreement.

Administration Agreement

Pursuant to the administration agreement, our investment advisor furnishes us with office facilities and equipment and clerical, bookkeeping and record keeping services at such facilities. Under the administration agreement, our investment advisor performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, our investment advisor assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the administration agreement, our investment advisor also provides managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance. Payments under the administration agreement are equal to an amount based upon our allocable portion of our investment advisor’s overhead in performing its obligations under the administration agreement, including rent and our allocable portion of the cost related to certain of our officers, including our Chief Financial Officer and Chief Compliance Officer and their respective staffs. Under the administration agreement, administrative expenses for services provided for the year ended December 31, 2020 totaled $1.7 million.

Director Independence

The board of directors has a majority of directors who are independent under the listing standards of the Nasdaq Global Select Market, or Nasdaq. The Nasdaq Marketplace Rules provide that a director of a BDC shall be considered to be independent if he or she is not an “interested person” of the Company, as defined in Section 2(a)(19) of the 1940 Act. Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company.

The board of directors has determined that the following directors are independent: Messrs. Anstiss, Hyman and Tune. Messrs. Ross and Lauer are “interested persons” due to their positions with the Company and/or our investment advisor, as discussed in their respective biographies. Based upon information requested and received from each director concerning their respective background, employment and affiliations, the board of directors has affirmatively determined that none of the independent directors has a material business or professional relationship with the Company, other than in his capacity as a member of the board of directors or any committee thereof.

Item 14. Principal Accountant Fees and Services.

The audit committee of the board of directors has selected RSM US LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2021. RSM US LLP also will serve as the independent registered public accounting firm for all of our wholly-owned subsidiaries.

RSM US LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in us or our wholly-owned subsidiaries. It is expected that a representative of RSM US LLP will be present at the Annual Meeting and will have an opportunity to make a statement if he or she chooses and will be available to answer appropriate questions.

Independent Registered Public Accounting Firm’s Fees

We have paid or expect to pay the following fees to RSM US LLP for work performed in 2020 and 2019 or attributable to the audit of our 2020 and 2019 financial statements:

	Fiscal Year Ended		Fiscal Year Ended
	December 31, 2020 (1)		December 31, 2019
Audit Fees	$654,051	(2)	$645,087	(3)
Audit Related Fees	—		—
Tax Fees	—		—
All Other Fees	—		—

Total Fees:	$654,051		$645,087

(1)	Includes estimated billings for fiscal year 2020.
(2)	Includes fees of $69,641 related to our offerings of notes under our universal shelf registration statement on Form N-2.
(3)	Includes fees of $107,600 related to our public offerings of notes under our universal shelf registration statement on Form N-2.

Audit Fees. Audit fees include fees for services that normally would be provided by the accountant in connection with statutory and regulatory filings or engagements and that generally only the independent accountant can provide. In addition to fees for the audit of our annual financial statements, the audit of the effectiveness of our internal control over financial reporting and the review of our quarterly financial statements in accordance with generally accepted auditing standards, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.

Audit Related Fees. Audit related fees are assurance related services that traditionally are performed by the independent accountant, such as attest services that are not required by statute or regulation.

Tax Fees. Tax fees include corporate and subsidiary compliance and consulting.

All Other Fees. Fees for other services would include fees for products and services other than the services reported above.

Pre-Approval Policies and Procedures

Our audit committee has established, and our board of directors has approved a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by RSM US LLP, the Company’s independent registered accounting firm. The policy requires that the audit committee pre-approve the audit and non-audit services performed by the independent registered accounting firm in order to assure that the provision of such service does not impair the firm’s independence. The audit committee has pre-approved all services by RSM US LLP that were performed during the fiscal year ended December 31, 2020.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the audit committee for specific pre-approval, irrespective of the amount. Before the Company engages the independent registered public accounting firm to render a service, the engagement must be either (i) specifically approved by the audit committee or (ii) entered into pursuant to the pre-approval policy. Normally, pre-approval is provided at regularly scheduled meetings of the audit committee. However, the audit committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the audit committee at its next scheduled meeting. The audit committee does not delegate its responsibilities to pre-approve services performed by the independent registered accounting firm to management.

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

(2) Financial Statement Schedules

None.

(3) Exhibits

Unless otherwise noted, the following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

3.2	Bylaws of the Registrant (Filed as Exhibit (b)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

4.1	Form of Stock Certificate of the Registrant (Filed as Exhibit (d) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

4.2	Agreement to Furnish Certain Instruments (Filed as Exhibit (f)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

4.3	Form of Indenture (Filed as Exhibit (d)(5) to Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-202531) filed with the Securities and Exchange Commission on April 29, 2016 and incorporated herein by reference).

4.4	First Supplemental Indenture dated as of February 2, 2018, between Fidus Investment Corporation and U.S. Bank National Association, as trustee (Filed as Exhibit (d)(9) to Post-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form N-2 (File No. 333-202531) filed with the Securities and Exchange Commission on April 18, 2017 and incorporated herein by reference).

4.5	Form of 5.875% Notes due 2023 (Incorporated by reference to Exhibit 4.4 hereto and Exhibit A therein).

4.6	Second Supplemental Indenture dated as of February 8, 2019, between Fidus Investment Corporation and U.S. Bank National Association, as trustee (Filed as Exhibit (d)(11) to the Registrant’s post-effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-223350) filed with the Securities and Exchange Commission on May 1, 2018 and incorporated herein by reference).

4.7	Form of 6.00% Notes due 2024 (Incorporated by reference to Exhibit 4.6 hereto and Exhibit A therein).

4.8	Third Supplemental Indenture dated as of October 16, 2019, between Fidus Investment Corporation and U.S. Bank National Association, as trustee (Filed as Exhibit 4.2 to the Registrant’s current report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 16, 2019 and incorporated herein by reference).

4.9	Form of 5.375% Notes due 2024 (Incorporated by reference to Exhibit 4.8 hereto and Exhibit A therein).

4.10	Fourth Supplemental Indenture dated as of December 23, 2020 between Fidus Investment Corporation and U.S. Bank National Association, as trustee (Filed as Exhibit 4.1 to the Registrant’s current report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 23, 2020 and incorporated herein by reference).

4.11	Form of 4.75% Notes due 2026 (Incorporated by reference to Exhibit 4.10 hereto and Exhibit A therein).

4.12	Description of Securities.*

10.1	Investment Advisory and Management Agreement between Registrant and Fidus Investment Advisors, LLC (Filed as Exhibit (g) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

10.2	Custody Agreement (Filed as Exhibit (j) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

10.3	Administration Agreement between Registrant and Fidus Investment Advisors, LLC (Filed as Exhibit (k)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

10.4	Trademark License Agreement between Registrant and Fidus Partners, LLC (Filed as Exhibit (k)(2) to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on May 26, 2011 and incorporated herein by reference).

10.5†	Form of Indemnification Agreement by and between Registrant and each of its directors (Filed as Exhibit (k)(3) to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on June 10, 2011 and incorporated herein by reference).

10.6	Dividend Reinvestment Plan (Filed as Exhibit (e) to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-182785) filed with the U.S. Securities and Exchange Commission on August 27, 2012 and incorporated herein by reference).

10.7	First Amendment to Investment Advisory and Management Agreement between Registrant and Fidus Investment Advisors, LLC (Filed as exhibit 10.7 to the Registrant’s annual report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 6, 2014 and incorporated herein by reference).

10.8	Senior Secured Revolving Credit Agreement, dated June 16, 2014, by and among the Registrant, the lenders party thereto and ING Capital LLC, as Administrative Agent, (Filed as exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 20, 2014 and incorporated herein by reference).

10.9	Amendment No. 1, dated December 19, 2014, to the Senior Secured Revolving Credit Agreement dated June 16, 2014, by and among the Registrant, the lenders party thereto and ING Capital LLC as Administrative Agent filed as exhibit 10.1 to the Registrant’s current report on Form 8-K (Filed with the U.S. Securities and Exchange Commission on December 22, 2014 and incorporated herein by reference).

10.10	Amendment No. 2, dated December 29, 2017, to the Senior Secured Revolving Credit Agreement dated June 16, 2014, by and among the Registrant, the lenders party thereto and ING Capital LLC as Administrative Agent filed as exhibit 10.1 to the Registrant’s current report on Form 8-K (Filed with the U.S. Securities and Exchange Commission on January 2, 2018 and incorporated herein by reference).

10.11	Incremental Commitment Agreement to Senior Secured Revolving Credit Agreement, dated June 5, 2018 by and among the Registrant, the subsidiary guarantors party thereto and ING Capital LLC as Administrative Agent and increasing lender (Filed as exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 5, 2018 and incorporated herein by reference).

10.12	Amendment No. 3 and Incremental Commitment Agreement to Senior Secured Revolving Credit Agreement, dated October 19, 2018, to the Senior Secured Revolving Credit Agreement dated June 16, 2014, by and among the Registrant, the lenders party thereto, TIAA, FSB, as increasing lender and a lender and ING Capital LLC as Administrative Agent and a lender (Filed as exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 19, 2018 and incorporated herein by reference).

10.13	Amended & Restated Senior Secured Revolving Credit Agreement, dated as of April 24, 2019, by and among the Company, as borrower, the lenders party thereto, and ING Capital LLC, as administrative agent (Filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 24, 2019 and incorporated herein by reference).

10.14	Amended and Restated Guarantee, Pledge and Security Agreement, dated as of April 24, 2019, by and among the Company, as borrower, the subsidiary guarantors party thereto, ING Capital LLC, as revolving administrative agent, and ING Capital LLC, as collateral agent (Filed as Exhibit 10.2 to the Registrant’s current report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 24, 2019 and incorporated herein by reference).

10.15	Amendment No. 1, dated June 26, 2020, to the Amended & Restated Senior Secured Revolving Credit Agreement dated April 24, 2019, by and among the Company, as borrower, the subsidiary guarantors party thereto, ING Capital LLC, as administrative agent, and the lenders party thereto (Filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 29, 2020 and incorporated herein by reference).

14.1	Code of Business Conduct of the Registrant (Filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00861) filed with the U.S. Securities and Exchange Commission on March 8, 2012 and incorporated herein by reference).

21.1	List of Subsidiaries.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
†	Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDUS INVESTMENT CORPORATION A Maryland Corporation

Date: February 25, 2021

/s/ EDWARD H. ROSS
	Name:	Edward H. Ross
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EDWARD H. ROSS Edward H. Ross	Chairman and Chief Executive Officer (Principal Executive Officer)	February 25, 2021

/s/ THOMAS C. LAUER Thomas C. Lauer	President and Director	February 25, 2021

/s/ SHELBY E. SHERARD Shelby E. Sherard	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2021

/s/ RAYMOND L. ANSTISS, JR. Raymond L. Anstiss, Jr.	Director	February 25, 2021

/s/ CHARLES D. HYMAN Charles D. Hyman	Director	February 25, 2021

/s/ EDWARD X. TUNE Edward X. Tune	Director	February 25, 2021