Form 10-Q
period 2021-03-31
FIDUS INVESTMENT Corp
filed 2021-05-06
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 3, 2021, the Registrant had outstanding 24,437,400 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	March 31, 2021	December 31, 2020
ASSETS
Investments, at fair value:
Control investments (cost: $26,390 and $32,969, respectively)	$22,566	$28,253
Affiliate investments (cost: $42,504 and $31,836, respectively)	96,014	81,394
Non-control/non-affiliate investments (cost: $587,727 and $622,222, respectively)	593,304	633,222

Total investments, at fair value (cost: $656,621 and $687,027, respectively)	711,884	742,869
Cash and cash equivalents	60,175	124,308
Interest receivable	7,091	7,548
Prepaid expenses and other assets	1,733	1,015

Total assets	$780,883	$875,740

LIABILITIES

SBA debentures, net of deferred financing costs (Note 6)	$131,092	$144,004
Notes, net of deferred financing costs (Note 6)	202,576	300,294
Borrowings under Credit Facility, net of deferred financing costs (Note 6)	14,063	(1,048)
Accrued interest and fees payable	2,967	3,500
Base management fee payable – due to affiliate	3,176	3,244
Income incentive fee payable – due to affiliate	2,669	2,610
Capital gains incentive fee payable – due to affiliate	11,122	11,031
Administration fee payable and other – due to affiliate	194	576
Taxes (receivable) payable	(425)	275
Accounts payable and other liabilities	437	494

Total liabilities	367,871	464,980

Commitments and contingencies (Note 7)

NET ASSETS

Common stock, $0.001 par value (100,000,000 shares authorized, 24,437,400 and 24,437,400 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	24	24
Additional paid-in capital	363,751	363,751
Total distributable earnings	49,237	46,985

Total net assets	413,012	410,760

Total liabilities and net assets	$780,883	$875,740

Net asset value per common share	$16.90	$16.81

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

(in thousands, except shares and per share data)

	Three Months Ended March 31,
	2021	2020
Investment Income:
Interest income
Control investments	$593	$432
Affiliate investments	848	983
Non-control/non-affiliate investments	17,697	16,052

Total interest income	19,138	17,467
Payment-in-kind interest income
Control investments	341	425
Affiliate investments	111	40
Non-control/non-affiliate investments	516	616

Total payment-in-kind interest income	968	1,081
Dividend income
Control investments	—	—
Affiliate investments	—	107
Non-control/non-affiliate investments	93	29

Total dividend income	93	136
Fee income
Control investments	400	—
Affiliate investments	183	—
Non-control/non-affiliate investments	2,508	1,291

Total fee income	3,091	1,291
Interest on idle funds	—	8

Total investment income	23,290	19,983

Expenses:
Interest and financing expenses	5,194	4,960
Base management fee	3,176	3,272
Incentive fee - income	2,669	1,855
Incentive fee (reversal) - capital gains	91	(8,878)
Administrative service expenses	413	466
Professional fees	323	553
Other general and administrative expenses	345	335

Total expenses	12,211	2,563

Net investment income before income taxes	11,079	17,420
Income tax provision (benefit)	(2)	3

Net investment income	11,081	17,417

Net realized and unrealized gains (losses) on investments:
Net realized gains (losses):
Control investments	957	—
Affiliate investments	—	24,332
Non-control/non-affiliate investments	2,259	7,046

Total net realized gain (loss) on investments	3,216	31,378

Income tax (provision) benefit from realized gains on investments	—	(1,051)
Net change in unrealized appreciation (depreciation):
Control investments	892	(1,696)
Affiliate investments	3,952	(39,253)
Non-control/non-affiliate investments	(5,423)	(33,641)

Total net change in unrealized appreciation (depreciation) on investments	(579)	(74,590)

Net gain (loss) on investments	2,637	(44,263)
Realized losses on extinguishment of debt	(2,180)	(125)

Net increase (decrease) in net assets resulting from operations	$11,538	$(26,971)

Per common share data:
Net investment income per share-basic and diluted	$0.45	$0.71

Net increase in net assets resulting from operations per share — basic and diluted	$0.47	$(1.10)

Dividends declared per share	$0.38	$0.39

Weighted average number of shares outstanding — basic and diluted	24,437,400	24,457,634

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except shares)

	Common Stock			Additional	Total
	Number of	Par		paid-in	distributable	Total net
	shares	value		capital	earnings	assets
Balances at December 31, 2019	24,463,119	$24		$366,061	$46,225	$412,310
Repurchases of common stock under Stock Repurchase Program (Note 8)	(25,719)	(0	)*	(268)	—	(268)
Net investment income	—	—		—	17,417	17,417
Net realized gain (loss) on investments, net of taxes	—	—		—	30,327	30,327
Net unrealized appreciation (depreciation) on investments	—	—		—	(74,590)	(74,590)
Realized losses on extinguishment of debt	—	—		—	(125)	(125)
Dividends declared	—	—		—	(9,537)	(9,537)

Balances at March 31, 2020	24,437,400	$24		$365,793	$9,717	$375,534

Balances at December 31, 2020	24,437,400	$24		$363,751	$46,985	$410,760

Net investment income	—	—		—	11,081	11,081
Net realized gain (loss) on investments, net of taxes	—	—		—	3,216	3,216
Net unrealized appreciation (depreciation) on investments	—	—		—	(579)	(579)
Realized losses on extinguishment of debt	—	—		—	(2,180)	(2,180)
Dividends declared	—	—		—	(9,286)	(9,286)

Balances at March 31, 2021	24,437,400	$24		$363,751	$49,237	$413,012

* amount is greater than zero but less than one

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$11,538	$(26,971)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Net change in unrealized (appreciation) depreciation on investments	579	74,590
Net realized (gain) loss on investments	(3,216)	(31,378)
Interest and dividend income paid-in-kind	(968)	(1,081)
Accretion of original issue discount	(597)	(87)
Accretion of loan origination fees	(747)	(260)
Purchase of investments	(63,107)	(68,192)
Proceeds from sales and repayments of investments	98,565	73,772
Proceeds from loan origination fees	476	615
Realized losses on extinguishment of debt	2,180	125
Amortization of deferred financing costs	583	550
Changes in operating assets and liabilities:
Interest receivable	457	889
Prepaid expenses and other assets	(652)	224
Accrued interest and fees payable	(533)	(1,283)
Base management fee payable – due to affiliate	(68)	(63)
Income incentive fee payable – due to affiliate	59	358
Capital gains incentive fee (reversal) – due to (from) affiliate	91	(8,878)
Administration fee payable and other – due to affiliate	(382)	160
Taxes payable	(700)	(424)
Accounts payable and other liabilities	(57)	480

Net cash provided by (used for) operating activities	43,501	13,146

Cash Flows from Financing Activities:
Proceeds received from SBA debentures	6,000	6,000
Repayments of SBA debentures	(19,200)	(7,000)
Principal payments on Notes	(100,000)	—
Proceeds received from (repayments of) borrowings under Credit Facility, net	15,000	10,000
Payment of deferred financing costs	(148)	(128)
Dividends paid to stockholders, including expenses	(9,286)	(9,537)
Repurchases of common stock under Stock Repurchase Program	—	(268)

Net cash provided by (used for) financing activities	(107,634)	(933)

Net increase (decrease) in cash and cash equivalents	(64,133)	12,213
Cash and cash equivalents:
Beginning of period	124,308	15,012

End of period	$60,175	$27,225

Supplemental disclosure of cash flow information:
Cash payments for interest	$5,144	$5,693
Cash payments for taxes, net of tax refunds received	$698	$1,478

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

March 31, 2021

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets
Control Investments (t)
US GreenFiber, LLC	Building Products Manufacturing
Second Lien Debt (j)			8.00%/5.00%	7/3/2014	8/30/2024	$15,580	$15,576	$13,140
Second Lien Debt (j)			8.50%/6.50%	11/9/2018	8/30/2024	5,115	5,115	5,249
Second Lien Debt (j)			8.50%/6.50%	8/10/2020	8/30/2024	4,089	4,089	4,177
Common Equity (2,522 units) (h)(j)				7/3/2014			586	—
Common Equity (425,508 units) (j)				8/30/2019			1	—
Common Equity (1,022,813 units) (h)(j)				7/1/2020			1,023	—

							26,390	22,566	5%

Total Control Investments							$26,390	$22,566	5%

Affiliate Investments (l)
FAR Research Inc. (n)	Specialty Chemicals
Common Equity (1,396 units)				3/31/2014			$—	$28	0%

Fiber Materials, Inc. (n)	Aerospace & Defense Manufacturing
Common Equity (10 units)				11/30/2016			—	42	0%

Medsurant Holdings, LLC	Healthcare Services
Second Lien Debt (j)			14.00%/0.00%	12/18/2015	3/10/2022	8,031	8,029	8,091
Preferred Equity (63,331 units) (h)(j)				4/12/2011			673	623
Warrant (252,588 units) (h)(j)(m)				4/12/2011			2,258	2,259

							10,960	10,973	3%
Mirage Trailers LLC	Utility Equipment Manufacturing
Second Lien Debt (k)		(L + 10.00%) / (1.00%)	11.00%/5.00%	11/25/2015	11/25/2021	6,492	6,570	6,492
Common Equity (2,500,000 shares)				11/25/2015			2,188	1,277

							8,758	7,769	2%
Pfanstiehl, Inc.	Healthcare Products
Common Equity (4,250 units) (j)				3/29/2013			425	34,018	8%

Pinnergy, Ltd.	Oil & Gas Services
Common Equity - Class A-2 (42,500 units) (j)				10/13/2016			3,000	20,895	5%

Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	Aerospace & Defense Manufacturing
First Lien Debt (ag)		(L + 5.50%) / (1.00%)	6.50%/0.00%	2/12/2021	2/11/2026	8,000	7,942	7,942
Common Equity (41,290 units) (j)				2/12/2021			2,609	4,240

							10,551	12,182	3%
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Second Lien Debt			12.00%/1.50%	11/12/2015	10/31/2021	7,812	7,810	7,812
Common Equity (1,000,000 units)				11/12/2015			1,000	2,295

							8,810	10,107	2%

Total Affiliate Investments							$42,504	$96,014	23%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

March 31, 2021

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets
Non-control/Non-affiliate Investments
Allied 100 Group, Inc.	Healthcare Products
Subordinated Debt (k)			11.25%/0.00%	7/31/2019	5/26/2023	$21,501	$21,439	$21,501
Common Equity (625,000 units) (j)				11/26/2014			626	1,039

							22,065	22,540	6%
Allredi, LLC (fka Marco Group International OpCo, LLC)	Industrial Cleaning & Coatings
Second Lien Debt			10.50%/1.75%	3/2/2020	9/2/2026	10,125	10,041	7,858
Common Equity (570,636 units) (h)(j)				7/21/2017			637	159

							10,678	8,017	2%
Alzheimer’s Research and Treatment Center, LLC	Healthcare Services
Common Equity (500 units) (h)(j)				10/23/2018			500	880	0%

American AllWaste LLC (dba WasteWater Transport Services)	Environmental Industries
Second Lien Debt (j)		(L + 11.00%) / (2.00%)	13.00%/0.00%	5/31/2018	11/30/2023	17,503	17,440	17,503
Preferred Equity (500 units) (h)(j)				5/31/2018			500	121
Preferred Equity (207 units) (h)(j)				8/6/2019			250	226
Preferred Equity (141 units) (h)(j)				11/2/2020			171	171

							18,361	18,021	4%
Applied Data Corporation	Information Technology Services
First Lien Debt (v)		(L + 6.25%) / (1.50%)	7.75%/0.00%	11/6/2020	11/6/2025	8,000	7,951	7,951
Common Equity (22 units)				11/6/2020			—	—
Preferred Equity (1,070,614 units)				11/6/2020			1,071	1,071

							9,022	9,022	2%
Argo Turboserve Corporation	Business Services
Second Lien Debt (j)		(L + 10.75%) / (2.00%)	12.75%/0.00%	12/26/2018	6/28/2023	12,750	12,713	12,750	3%

AVC Investors, LLC (dba Auveco)	Specialty Distribution
Second Lien Debt (k)			11.50%/0.00%	1/3/2018	7/3/2023	22,500	22,453	22,500
Common Equity (5,000 units) (j)				1/3/2018			487	481

							22,940	22,981	6%
B&B Roadway and Security Solutions, LLC	Component Manufacturing
Second Lien Debt			11.25%/4.00%	2/27/2018	1/1/2022	11,019	11,004	10,399
Common Equity (50,000 units) (h)(j)				2/27/2018			497	—

							11,501	10,399	3%
Bandon Fitness (Texas), Inc.	Retail
Common Equity (545,810 units) (j)				8/9/2019			931	328	0%

BCM One Group Holdings, Inc.	Information Technology Services
Subordinated Debt (k)			11.00%/0.00%	1/3/2019	7/3/2024	30,000	29,895	30,000
Common Equity (1,281 shares)				1/3/2019			48	653
Preferred Equity (74 shares)				1/3/2019			736	736

							30,679	31,389	8%
Bedford Precision Parts LLC	Specialty Distribution
First Lien Debt (j)(s)		(L + 6.25%) / (2.00%)	8.25%/0.00%	3/12/2019	3/12/2024	4,531	4,509	4,216
Common Equity (500,000 units) (h)(j)				3/12/2019			500	247

							5,009	4,463	1%
Cardboard Box LLC (dba Anthony’s Coal Fired Pizza)	Restaurants
Common Equity (521,021 units) (j)				12/15/2015			521	—
Preferred Equity (1,043,133 units) (j)				12/6/2019			96	22

							617	22	0%
Combined Systems, Inc.	Aerospace & Defense Manufacturing
First Lien Debt		(L + 10.00%) / (2.00%)	12.00%/0.00%	1/31/2020	1/31/2025	7,500	7,456	7,369
Revolving Loan ($550 unfunded commitment) (j)(ac)		(L + 9.00%) / (2.00%)	11.00%/0.00%	1/31/2020	1/31/2025	3,450	3,431	3,450

							10,887	10,819	3%
Comply365, LLC	Aerospace & Defense Manufacturing
First Lien Debt (ad)		(L + 8.00%) / (1.00%)	9.00%/0.00%	12/11/2020	12/11/2025	9,570	9,433	9,433
Common Equity (1,000,000 units)				12/11/2020			1,000	1,000

							10,433	10,433	3%
CRS Solutions Holdings, LLC (dba CRS Texas)	Business Services
Second Lien Debt			10.50%/1.50%	3/14/2018	4/30/2024	11,347	11,315	11,347
Common Equity ($74 unfunded commitment) (489,712 units) (h)(j)				3/14/2018			547	347

							11,862	11,694	3%
Dataguise, Inc.	Information Technology Services
First Lien Debt (j)			11.00%/0.00%	12/31/2020	12/31/2023	20,000	19,908	19,908
Common Equity (909 shares) (j)				12/31/2020			1,500	1,500

							21,408	21,408	5%
Diversified Search LLC	Business Services
First Lien Debt (k)(r)		(L + 8.00%) / (1.75%)	9.75%/0.00%	2/7/2019	2/7/2024	17,355	17,175	17,355
Common Equity (573 units) (h)(j)				2/7/2019			593	657

							17,768	18,012	4%
EBL, LLC (EbLens)	Retail
Second Lien Debt (j)(p)			12.00%/1.00%	7/13/2017	1/13/2023	9,253	9,218	5,709
Common Equity (75,000 units) (j)				7/13/2017			750	—

							9,968	5,709	1%
ECM Industries, LLC	Component Manufacturing
Subordinated Debt (j)			11.50%/0.00%	4/30/2020	5/23/2026	11,500	11,305	11,500
Common Equity (1,000,000 units) (h)(j)				4/30/2020			1,000	1,830

							12,305	13,330	3%
Elements Brands, LLC	Consumer Products
First Lien Debt			12.25%/0.00%	12/31/2020	12/31/2025	6,000	5,968	5,968
Revolving Loan ($838 unfunded commitment) (i)(j)			12.25%/0.00%	12/31/2020	12/31/2025	2,162	2,146	2,146

							8,114	8,114	2%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

March 31, 2021

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets
Frontline Food Services, LLC (f/k/a Accent Food Services, LLC)	Vending Equipment Manufacturing
Preferred Equity (Class A Units) (46 units) (j)				12/31/2020			2,000	2,000
Common Equity (Class B Units) (124 units) (j)				12/31/2020			—	—
Preferred Equity (Class C Units) (100 units) (j)				12/31/2020			—	—

							2,000	2,000	0%
Global Plasma Solutions, Inc.	Component Manufacturing
Common Equity (947 shares) (j)				9/21/2018			52	10,011	2%

GP&C Operations, LLC (dba Garlock Printing and Converting)	Component Manufacturing
First Lien Debt (w)		(L + 7.25%) / (1.00%)	8.25%/0.00%	1/22/2021	1/22/2026	11,000	10,841	10,841
Common Equity (515,625 units) (h)(j)				1/22/2021			516	516

							11,357	11,357	3%
Gurobi Optimization, LLC	Information Technology Services
Common Equity (3 shares)				12/19/2017			607	1,824	0%

Haematologic Technologies, Inc.	Healthcare Services
First Lien Debt (x)		(L + 8.25%) / (2.00%)	10.25%/0.00%	10/11/2019	10/11/2024	5,500	5,471	5,093
Common Equity (549 units) (h)(j)				10/11/2019			549	112

							6,020	5,205	1%
Hallmark Health Care Solutions, Inc.	Healthcare Services
First Lien Debt (j)(ae)		(L + 7.25%) / (1.50%)	8.75%/0.00%	12/4/2020	12/4/2025	8,500	8,440	8,440
Common Equity (750,000 units) (j)				12/4/2020			750	750

							9,190	9,190	2%
Healthfuse, LLC	Healthcare Services
First Lien Debt (af)		(L + 7.25%) / (1.00%)	8.25%/0.00%	11/13/2020	11/13/2025	6,000	5,962	5,962
Preferred Equity (197,980 units)				11/13/2020			750	750

							6,712	6,712	2%
Hilco Plastics Holdings, LLC (dba Hilco Technologies)	Component Manufacturing
Second Lien Debt (j)			11.50%/1.50%	9/23/2016	12/31/2019	10,346	10,346	10,148
Revolving Loan (j)		(L + 6.50%) / (0.00%)	6.62%/0.00%	12/20/2019	12/15/2019	5,962	5,962	5,962
First Lien Debt (j)		(L + 6.95%) / (0.00%)	7.07%/0.00%	12/20/2019	12/15/2019	4,707	4,707	4,707
Preferred Equity (1,000,000 units) (h)(j)				4/18/2018			1,000	—
Common Equity (72,507 units) (h)(j)				9/23/2016			473	—

							22,488	20,817	5%
Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt (k)			13.50%/0.00%	3/23/2016	3/31/2023	25,000	24,977	21,294
Common Equity (3,750 units)				3/23/2016			131	—
Preferred Equity (868 units) (j)				10/16/2020			154	55

							25,262	21,349	5%
IBH Holdings, LLC (fka Inflexxion, Inc.)	Business Services
Common Equity (150,000 units)				6/20/2018			—	415	0%

Ipro Tech, LLC	Information Technology Services
First Lien Debt (j)(u)		(L + 8.50%) / (2.00%)	10.50%/0.00%	6/30/2020	6/30/2025	2,453	1,934	2,453	1%

K2 Merger Agreement Agent, LLC (fka K2 Industrial Services, Inc.) (n)	Industrial Cleaning & Coatings
Second Lien Debt (j)			0.00%/10.00%	1/28/2019	1/28/2023	2,194	2,194	2,194	1%

The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Second Lien Debt (k)			12.00%/0.00%	12/8/2017	6/8/2024	15,000	14,963	15,000
Common Equity (765 shares) (j)				12/8/2017			765	969

							15,728	15,969	4%
LifeSpan Biosciences, Inc.	Healthcare Products
Subordinated Debt (j)			11.50%/0.00%	3/19/2021	9/19/2026	16,000	15,921	15,921
Common Equity (100 shares) (j)				3/19/2021			1,000	1,000

							16,921	16,921	4%
LNG Indy, LLC (dba Kinetrex Energy)	Oil & Gas Distribution
Second Lien Debt (k)			11.50%/0.00%	12/28/2016	11/12/2021	10,127	10,114	10,127
Common Equity (500 units)				12/28/2016			500	1,052

							10,614	11,179	3%
Mesa Line Services, LLC	Utilities: Services
Second Lien Debt (j)			10.50%/1.50%	11/30/2017	8/1/2024	17,561	17,498	15,321
Common Equity (981 shares) (j)				11/30/2017			1,148	215

							18,646	15,536	4%
Midwest Transit Equipment, Inc.	Transportation services
Warrant (7,192 shares) (j)(m)				6/23/2017			180	140
Warrant (4.79% of Junior Subordinated Notes) (j)(q)				6/23/2017			190	253

							370	393	0%
NGT Acquisition Holdings, LLC (dba Techniks Industries)	Component Manufacturing
Common Equity (378 units) (j)				5/24/2017			500	254	0%

OMC Investors, LLC (dba Ohio Medical Corporation)	Healthcare Products
Second Lien Debt			13.00%/0.00%	1/26/2021	6/30/2024	5,000	4,953	4,954
Common Equity (5,000 units)				1/15/2016			222	668

							5,175	5,622	1%
Palisade Company, LLC	Information Technology Services
Common Equity (50 shares) (j)				11/15/2018			500	829	0%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

March 31, 2021

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets
Palmetto Moon, LLC	Retail
First Lien Debt (j)			11.50%/2.50%	11/3/2016	10/31/2021	4,731	4,726	4,731
Common Equity (499 units) (j)				11/3/2016			494	307

							5,220	5,038	1%
Pool & Electrical Products, LLC	Specialty Distribution
Second Lien Debt (j)			11.75%/0.00%	10/28/2020	4/28/2027	12,000	11,888	11,889
Common Equity (15,000 units) (h)(j)				10/28/2020			1,500	1,500

							13,388	13,389	3%
Power Grid Components, Inc.	Specialty Distribution
Second Lien Debt (k)			11.00%/0.50%	4/12/2018	12/2/2025	17,466	17,394	17,466
Preferred Equity (392 shares) (j)				4/12/2018			392	522
Preferred Equity (48 shares) (j)				12/2/2019			48	64
Common Equity (10,622 shares) (j)				4/12/2018			462	777

							18,296	18,829	5%
Prime AE Group, Inc.	Business Services
First Lien Debt (j)		(L + 6.25%) / (2.00%)	8.25%/0.00%	11/25/2019	11/25/2024	6,667	6,526	6,667
Preferred Equity (500,000 shares) (j)				11/25/2019			500	613

							7,026	7,280	2%
Pugh Lubricants, LLC (n)	Specialty Distribution
Common Equity (3,062 units) (h)(j)				11/10/2016			—	23	0%

Revenue Management Solutions, LLC	Information Technology Services
Common Equity (113 shares)				1/4/2017			1,125	3,439	1%

Rhino Assembly Company, LLC	Specialty Distribution
Second Lien Debt (k)			12.00%/1.00%	8/11/2017	2/11/2023	10,708	10,686	10,708
Delayed Draw Commitment ($875 unfunded commitment) (i)(j)			12.00%/1.00%	8/11/2017	5/17/2022	—	—	—
Common Equity (Class A Units) (8,864 units) (h)(j)				8/11/2017			944	757
Preferred Equity (Units N/A) (h)(j)				12/10/2020			136	140
Common Equity (Class F Units) (355 units) (h)(j)				12/10/2020			—	—

							11,766	11,605	3%
Road Safety Services, Inc.	Business Services
Second Lien Debt			11.25%/1.50%	9/18/2018	3/18/2024	10,418	10,392	10,418
Common Equity (655 units)				9/18/2018			621	1,101

							11,013	11,519	3%
Routeware, Inc.	Information Technology Services
First Lien Debt (k)(aa)		(L + 6.75%) / (1.25%)	8.00%/0.00%	2/7/2020	2/7/2026	16,888	16,797	16,888	4%

SES Investors, LLC (dba SES Foam)	Building Products Manufacturing
Second Lien Debt			13.00%/0.00%	9/8/2016	12/29/2022	1,000	997	1,000
Common Equity (6,000 units) (h)(j)				9/8/2016			537	1,771

							1,534	2,771	1%
Specialized Elevator Services Holdings, LLC	Business Services
First Lien Debt (j)(y)		(L + 5.25%) / (2.00%)	7.25%/0.00%	5/7/2019	5/3/2024	12,889	12,790	12,889
Common Equity (596 units) (j)				5/8/2019			596	600

							13,386	13,489	3%
SpendMend LLC	Business Services
Common Equity (1,000,000 units)				1/8/2018			972	1,986	1%

TransGo, LLC	Component Manufacturing
Common Equity (500 units) (j)				2/28/2017			457	1,154	0%

The Tranzonic Companies	Specialty Distribution
Subordinated Debt (j)			10.00%/1.00%	3/27/2018	3/27/2025	7,019	6,979	7,019
Preferred Equity (5,653 units) (j)				3/27/2018			565	747
Common Equity (1 units) (j)				3/27/2018			—	999

							7,544	8,765	2%
UBEO, LLC	Business Services
Subordinated Debt (j)			11.00%/0.00%	4/3/2018	10/3/2024	13,893	13,819	13,893
Common Equity (705,000 units) (h)(j)				4/3/2018			668	659

							14,487	14,552	4%
United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)(j)				4/1/2012			1,008	—
Warrant (57,469 units) (j)(m)				3/5/2012			566	—

							1,574	—	0%
Virginia Tile Company, LLC	Specialty Distribution
Second Lien Debt (j)			12.25%/0.00%	12/19/2014	4/7/2022	12,000	12,000	12,000
Common Equity (17 units) (j)				12/19/2014			342	706

							12,342	12,706	3%
Western’s Smokehouse, LLC	Consumer Products
First Lien Debt (j)(ab)		(L + 6.50%) / (1.25%)	7.75%/0.00%	2/28/2020	12/23/2024	10,000	9,884	10,000	2%

Wheel Pros, Inc.	Specialty Distribution
Preferred Equity (347,222 units) (j)				5/15/2019			301	1,817	0%

Wonderware Holdings, LLC (dba CORE Business Technologies)	Information Technology Services
First Lien Debt ($2,000 unfunded commitment) (k)(z)		(L + 7.25%) / (1.00%)	8.25%/0.00%	2/10/2021	2/9/2026	6,500	6,453	6,453	2%

Worldwide Express Operations, LLC	Transportation services
Second Lien Debt (j)		(L + 8.00%) / (1.00%)	9.00%/0.00%	2/27/2017	2/3/2025	20,000	19,804	20,000
Common Equity (2,000 units) (h)(j)				2/27/2017			1,478	2,191

							21,282	22,191	5%
Xeeva, Inc.	Information Technology Services
First Lien Debt (j)		(L + 10.50%) / (1.50%)	12.00%/0.00%	2/11/2021	2/11/2026	8,900	8,849	8,849
Delayed Draw Commitment ($400 unfunded commitment) (j)(o)				2/11/2021			—	—

							8,849	8,849	2%

Total Non-control/Non-affiliate Investments							$587,727	$593,304	144%

Total Investments							$656,621	$711,884	172%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

March 31, 2021

(in thousands, except shares)

(a)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(b)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(c)	All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.
(d)

Variable rate investments bear interest at a rate indexed to LIBOR (L), which is reset monthly, bimonthly, quarterly, or semi-annually. Certain variable rate investments also include a LIBOR interest rate floor. For each investment, the Company has provided the spread over the reference rate and the LIBOR floor, if any, as of March 31, 2021.

(e)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of March 31, 2021. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
(f)	Investment date represents the date of the initial investment in the security.
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
(i)

The disclosed commitment represents the unfunded amount as of March 31, 2021. The Company is earning 0.50% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate which will be earned if the commitment is funded.

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
(o)

The disclosed commitment represents the unfunded amount as of March 31, 2021. The Company is earning 5.20% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate which will be earned if the commitment is funded.

(p)	Investment was on PIK-only non-accrual status as of March 31, 2021, meaning the Company has ceased recognizing PIK interest income on the investment.
(q)	Warrant entitles the Company to purchase 4.79% of the outstanding principal of Junior Subordinated Notes prior to exercise, and is non-income producing.
(r)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.75% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(w)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 7.45% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(x)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.11% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(y)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.86% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(aa)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.09% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ab)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.09% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ac)

The disclosed commitment represents the unfunded amount as of March 31, 2021. The Company is earning 1.00% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

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

(ag)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.50% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Variable Index Spread / Floor (d)	Rate (e) Cash/PIK	Investment Date (f)	Maturity	Principal Amount	Cost	Fair Value (g)	Percent of Net Assets
Control Investments (t)
FDS Avionics Corp. (dba Flight Display Systems)	Aerospace & Defense Manufacturing
Second Lien Debt			6.00%/9.00%	11/5/2014	12/31/2021	$4,836	$4,836	$4,836
Revolving Loan ($30 unfunded commitment)			6.00%/9.00%	4/12/2018	12/31/2021	286	286	286
Common Equity (7,478 shares) (j)				11/10/2017			748	—
Preferred Equity (2,550 shares)				12/26/2019			2,550	2,269

							8,420	7,391	2%
US GreenFiber, LLC	Building Products Manufacturing
Second Lien Debt (j)			8.00%/5.00%	7/3/2014	8/30/2024	15,382	15,378	13,078
Second Lien Debt (j)			8.50%/6.50%	11/9/2018	8/30/2024	5,028	5,028	5,183
Second Lien Debt (j)			8.50%/6.50%	8/10/2020	8/30/2024	2,533	2,533	2,601
Common Equity (2,522 units) (h)(j)				7/3/2014			586	—
Common Equity (425,508 units) (j)				8/30/2019			1	—
Common Equity (1,022,813 units) (h)(j)				7/1/2020			1,023	—

							24,549	20,862	5%

Total Control Investments							$32,969	$28,253	7%

Affiliate Investments (l)
FAR Research Inc. (n)	Specialty Chemicals
Common Equity (1,396 units)				3/31/2014			$—	$28	0%

Fiber Materials, Inc. (n)	Aerospace & Defense Manufacturing
Common Equity (10 units)				11/30/2016			—	41	0%

Medsurant Holdings, LLC	Healthcare Services
Second Lien Debt (j)			14.00%/0.00%	12/18/2015	3/10/2022	8,031	8,028	8,091
Preferred Equity (63,331 units) (h)(j)				4/12/2011			673	620
Warrant (252,588 units) (h)(j)(m)				4/12/2011			2,258	2,249

							10,959	10,960	3%
Mirage Trailers LLC	Utility Equipment Manufacturing
Second Lien Debt (k)		(L + 10.00%) / (1.00%)	11.00%/5.00%	11/25/2015	11/25/2021	6,410	6,483	6,410
Common Equity (2,500,000 shares) (o)				11/25/2015			2,188	84

							8,671	6,494	2%
Pfanstiehl, Inc.	Healthcare Products
Common Equity (4,250 units) (j)				3/29/2013			425	33,505	8%

Pinnergy, Ltd.	Oil & Gas Services
Common Equity - Class A-2 (42,500 units) (j)				10/13/2016			3,000	20,589	5%

Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Second Lien Debt			12.00%/1.50%	11/12/2015	10/31/2021	7,783	7,781	7,783
Common Equity (1,000,000 units)				11/12/2015			1,000	1,994

							8,781	9,777	2%

Total Affiliate Investments							$31,836	$81,394	20%

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

Note 2. Significant Accounting Policies

Basis of presentation: The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) pursuant to the requirements for reporting on Form 10-Q, Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies (“ASC 946”), and Articles 6 or 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. The current period’s results of operation are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020.

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

Deferred financing costs: Deferred financing costs consist of fees and expenses paid in connection with the SBA debentures, the Credit Facility and the Notes (as defined in Note 6). Deferred financing costs are capitalized and amortized to interest and financing expenses over the term of the debt agreement using the effective interest method. Unamortized deferred financing costs are presented as an offset to the corresponding debt liabilities on the consolidated statements of assets and liabilities.

Realized losses on extinguishment of debt: Upon the repayment of debt obligations which are deemed to be extinguishments, the difference between the principal amount due at maturity, adjusted for any unamortized deferred financing costs, is recognized as a loss (i.e., the unamortized deferred financing costs are recognized as a loss upon extinguishment of the underlying debt obligation). There is no change in historical net increase in net assets resulting from operations due to this change in presentation.

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

Interest and dividend income: Interest and dividend income are recorded on the accrual basis to the extent that the Company expects to collect such amounts. Interest is accrued daily based on the outstanding principal amount and the contractual terms of the debt. Dividend income is recorded as dividends are declared or at the point an obligation exists for the portfolio company to make a distribution, and is generally recognized when received. Distributions from portfolio companies are evaluated to determine if the distribution is a distribution of earnings or a return of capital. Distributions of earnings are included in dividend income while a return of capital is recorded as a reduction in the cost basis of the investment. Estimates are adjusted as necessary after the relevant tax forms are received from the portfolio company.

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

Fee income: Transaction fees earned in connection with the Company’s investments are recognized as fee income and are generally non-recurring. Such fees typically include fees for services, including structuring and advisory services, provided to portfolio companies. The Company recognizes income from fees for providing such structuring and advisory services when the services are rendered or the transactions are completed. Upon the prepayment of a debt investment, any prepayment penalties are recorded as fee income when earned. In 2020, the Company elected to change the manner in which it presents the recognition of management services fees income. Previously, the Company classified management services fees as a component of interest on idle funds and other income on the consolidated statements of operations. Currently management services fees are a component of fee income on the consolidated statements of operations. Comparative prior periods presented have been reclassified retrospectively to conform to the revised presentation. There is no change in historical net increase in net assets resulting from operations due to this change in presentation.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits included in the income tax provision, if any. There were no material uncertain income tax positions at March 31, 2021 and December 31, 2020. The Company’s tax returns are generally subject to examination by U.S. federal and most state tax authorities for a period of three years from the date the respective returns are filed, and, accordingly, the Company’s 2017 through 2019 tax years remain subject to examination.

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

Earnings and net asset value per share: The earnings per share calculations for the three months ended March 31, 2021 and 2020, are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Stock Repurchase Program: The Company has an open market stock repurchase program (the “Stock Repurchase Program”) under which the Company may acquire up to $5,000 of its outstanding common stock. Under the Stock Repurchase Program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by the Company’s management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 26, 2020, the Board extended the Stock Repurchase Program through December 31, 2021, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require the Company to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. The Company did not make any repurchases of common stock during the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company repurchased 25,719 shares of common stock on the open market for $268. Refer to Note 8 for additional information concerning stock repurchases.

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

SEC Rule 1-02(w)(2) Update:

In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules adopt a new definition of “significant subsidiary” applicable only to investment companies that (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary” in Rule 1-02(w) of Regulation S-X. The new Rule 1-02(w)(2) of Regulation S-X is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules became effective on January 1, 2021, however the Company elected to early adopt this rule change as of December 31, 2020. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

SEC Regulation S-K Update:

In November 2020, the SEC issued a final rule that modernized and simplifies Management’s Discussion and Analysis and certain financial disclosure requirements in Regulation S-K (the “Amendments”). Specifically, the Amendments: (i) eliminate Item 301 of Regulation S-K (Selected Financial Data); (ii) simplify Item 302 of Regulation S-K (Supplementary Financial Information); and (iii) amend certain aspects of Item 303 of Regulation S-K (Management’s Discussion and Analysis of Financial Condition and Results of Operations). The Amendments became effective on February 10, 2021 and compliance will be required for the registrants’ fiscal year ending on or after August 9, 2021. Early adoption of the Amendments is permitted on an item-by-item basis after the effective date; however, a registrant must fully comply with each adopted item in its entirety. The Company adopted the Amendments on the effective date which did not have a material impact on the Company’s Consolidated Financial Statements.

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

As of March 31, 2021, the Company had active investments in 67 portfolio companies and residual investments in four portfolio companies that have sold their underlying operations. The aggregate fair value of the total portfolio was $711,884 and the weighted average effective yield on the Company’s debt investments was 12.3% as of such date. As of March 31, 2021, the Company held equity investments in 87.3% of its portfolio companies and the weighted average fully diluted equity ownership in those portfolio companies was 5.3%. The weighted average fully diluted equity ownership was computed using the fully diluted equity ownership for equity investments (including warrants) at cost as of March 31, 2021.

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

The weighted average yield of the Company’s debt investments is not the same as a return on investment for its stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of all of the Company’s and its subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of March 31, 2021 and December 31, 2020, including accretion of OID and debt investment origination fees, but excluding investments on non-accrual status, if any.

Purchases of debt and equity investments for the three months ended March 31, 2021 and 2020 totaled $63,107 and $68,192, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the three months ended March 31, 2021 and 2020 totaled $98,565 and $73,772, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	March 31, 2021		December 31, 2020		March 31, 2021		December 31, 2020
Second Lien Debt	$295,546	41.5%	$332,154	44.7%	$309,579	47.2%	$341,947	49.7%
Subordinated Debt	99,834	14.0	107,911	14.5	99,358	15.1	107,343	15.6
First Lien Debt(1)	195,673	27.5	187,353	25.2	195,261	29.7	184,585	26.9
Equity	118,179	16.6	112,836	15.2	49,229	7.5	49,958	7.3
Warrants	2,652	0.4	2,615	0.4	3,194	0.5	3,194	0.5

Total	$711,884	100.0%	$742,869	100.0%	$656,621	100.0%	$687,027	100.0%

(1)

Includes unitranche investments, which account for 18.6% and 20.1% of our portfolio on a fair value and cost basis as of March 31, 2021, respectively. Includes unitranche investments, which account for 17.3% and 18.4% of our portfolio on a fair value and cost basis as of December 31, 2020, respectively.

All investments made by the Company as of March 31, 2021 and December 31, 2020 were made in portfolio companies headquartered in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Fair Value				Cost
	March 31, 2021		December 31, 2020		March 31, 2021		December 31, 2020
Midwest	$179,123	25.1%	$225,745	30.4%	$141,691	21.5%	$189,560	27.6%
Southeast	172,972	24.3	153,291	20.6	145,692	22.2	129,974	18.9
Northeast	148,540	20.9	123,268	16.6	156,766	23.9	127,833	18.6
West	97,654	13.7	108,673	14.6	94,363	14.4	109,221	15.9
Southwest	113,595	16.0	131,892	17.8	118,109	18.0	130,439	19.0

Total	$711,884	100.0%	$742,869	100.0%	$656,621	100.0%	$687,027	100.0%

The following table shows portfolio composition by type and by geographic region at fair value as a percentage of net assets.

By Type			By Geographic Region
	March 31, 2021	December 31, 2020		March 31, 2021	December 31, 2020
Second Lien Debt	71.6%	80.9%	Midwest	43.4%	55.0%
Subordinated Debt	24.2	26.3	Southeast	41.9	37.3
First Lien Debt	47.4	45.6	Northeast	36.0	30.0
Equity	28.6	27.5	West	23.6	26.5
Warrants	0.6	0.6	Southwest	27.5	32.1

Total	172.4%	180.9%	Total	172.4%	180.9%

As of March 31, 2021 and December 31, 2020, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio on a fair value or cost basis. As of March 31, 2021 and December 31, 2020, the Company had no portfolio company investments that represented more than 5% of our total assets.

As of March 31, 2021 and December 31, 2020, the Company had debt investments in one portfolio company on non-accrual status:

	March 31, 2021				December 31, 2020
Portfolio Company	Fair Value		Cost		Fair Value		Cost
EBL, LLC (EbLens)	$5,709	(1)	$9,218	(1)	$5,454	(1)	$9,214	(1)

Total	$5,709		$9,218		$5,454		$9,214

(1)	Portfolio company was on PIK-only on non-accrual status at period end, meaning the Company has ceased recognizing PIK interest income on the investment.

Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of control and affiliate investments as of December 31, 2020 and any additions and reductions made to such investments during the three months ended March 31, 2021, the ending fair value as of March 31, 2021, and the total investment income earned on such investments during the period.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

						Three Months Ended March 31, 2021
Portfolio Company (1)	March 31, 2021 Principal Amount - Debt Investments	December 31, 2020 Fair Value	Gross Additions (2)	Gross Reductions (3)	March 31, 2021 Fair Value	Net Realized Gains (Losses) (4)	Net Change in Unrealized Appreciation (Depreciation)	Interest Income	Payment-in- kind Interest Income	Dividend Income	Fee Income
Control Investments
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)(5)	$—	$7,391	$1,986	$(9,377)	$—	$957	$1,028	$90	$—	$—	$400
US GreenFiber, LLC	24,784	20,862	1,841	(137)	22,566	—	(136)	503	341	—	—

Total Control Investments	$24,784	$28,253	$3,827	$(9,514)	$22,566	$957	$892	$593	$341	$—	$400

Affiliate Investments
FAR Research Inc.	$—	$28	$—	$—	$28	$—	$—	$—	$—	$—	$—
Fiber Materials, Inc.	—	41	1	—	42	—	—	—	—	—	—
Medsurant Holdings, LLC	8,031	10,960	13	—	10,973	—	13	281	—	—	6
Mirage Trailers LLC	6,492	6,494	1,275	—	7,769	—	1,188	186	81	—	—
Pfanstiehl, Inc.	—	33,505	513	—	34,018	—	514	—	—	—	—
Pinnergy, Ltd.	—	20,589	306	—	20,895	—	306	—	—	—	—
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)(5)	8,000	—	12,241	(59)	12,182	—	1,631	150	—	—	177
Steward Holding LLC (dba Steward Advanced Materials)	7,812	9,777	330	—	10,107	—	300	231	30	—	—

Total Affiliate Investments	$30,335	$81,394	$14,679	$(59)	$96,014	$—	$3,952	$848	$111	$—	$183

(1)	The investment type, industry, ownership detail for equity investments, and if the investment is income producing is disclosed in the consolidated schedule of investments.
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

(5)	Portfolio company was transferred to Affiliate investments from Control investments during the three months ended March 31, 2021.

The table below represents the fair value of control and affiliate investments as of December 31, 2019 and any additions and reductions made to such investments during the year ended December 31, 2020, including the total investment income earned on such investments during the period.

						Year Ended December 31, 2020
Portfolio Company (1)	December 31, 2020 Principal Amount - Debt Investments	December 31, 2019 Fair Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2020 Fair Value	Net Realized Gains (Losses) (4)	Net Change in Unrealized Appreciation (Depreciation)	Interest Income	Payment-in- kind Interest Income	Dividend Income	Fee Income
Control Investments
FDS Avionics Corp. (dba Fight Display Systems)	$5,122	$5,403	$1,988	$—	$7,391	$—	$1,545	$298	$442	$—	$—
US GreenFiber, LLC	22,943	16,417	5,830	(1,385)	20,862	—	(363)	1,591	1,306	—	—

Total Control Investments	$28,065	$21,820	$7,818	$(1,385)	$28,253	$—	$1,182	$1,889	$1,748	$—	$—

Affiliate Investments
FAR Research Inc.	$—	$28	$—	$—	$28	$—	$—	$—	$—	$—	$—
Fiber Materials, Inc.	—	10,449	9,681	(20,089)	41	9,681	(9,762)	—	—	354	—
Medsurant Holdings, LLC	8,031	16,980	1,721	(7,741)	10,960	1,714	(2,304)	1,145	—	—	79
Microbiology Research Associates, Inc.(5)	—	11,611	21	(11,632)	—	—	(751)	84	11	—	—
Mirage Trailers LLC	6,410	7,218	235	(959)	6,494	—	(959)	718	159	5	16
Pfanstiehl, Inc.	—	32,822	20,128	(19,445)	33,505	12,812	7,309	630	—	478	—
Pinnergy, Ltd.	—	32,978	301	(12,690)	20,589	301	(9,388)	—	—	—	—
Steward Holding LLC (dba Steward Advanced Materials)	7,783	9,469	308	—	9,777	—	186	934	117	—	25

Total Affiliate Investments	$22,224	$121,555	$32,395	$(72,556)	$81,394	$24,508	$(15,669)	$3,511	$287	$837	$120

(1)	The investment type, industry, ownership detail for equity investment, and if the investment is income producing is disclosed in the consolidated schedule of investments.
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

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the three months ended March 31, 2021 and 2020.

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2021 and 2020:

	Second Lien Debt	Subordinated Debt	First Lien Debt	Equity	Warrants	Total
Balance, December 31, 2019	$383,077	$140,843	$108,327	$126,564	$8,108	$766,919
Net realized gains (losses) on investments	100	—	(4)	29,419	1,862	31,377
Net change in unrealized appreciation (depreciation) on investments	(18,819)	(1,247)	(2,676)	(49,529)	(2,319)	(74,590)
Purchase of investments	20,000	2,000	45,940	252	—	68,192
Proceeds from sales and repayments of investments	(11,706)	(1,567)	(14,026)	(41,982)	(4,491)	(73,772)
Interest and dividend income paid-in-kind	914	137	30	—	—	1,081
Proceeds from loan origination fees	(158)	(20)	(437)	—	—	(615)
Accretion of loan origination fees	137	42	81	1	—	261
Accretion of original issue discount	15	—	72	—	—	87

Balance, March 31, 2020	$373,560	$140,188	$137,307	$64,725	$3,160	$718,940

Balance, December 31, 2020	$332,154	$107,911	$187,353	$112,836	$2,615	$742,869
Net realized gains (losses) on investments	—	—	—	3,216	—	3,216
Net change in unrealized appreciation (depreciation) on investments	(4,240)	(92)	(2,356)	6,072	37	(579)
Purchase of investments	6,500	16,000	36,900	3,707	—	63,107
Proceeds from sales and repayments of investments	(40,403)	(24,039)	(26,471)	(7,652)	—	(98,565)
Interest and dividend income paid-in-kind	897	41	30	—	—	968
Proceeds from loan origination fees	(50)	(80)	(346)	—	—	(476)
Accretion of loan origination fees	91	93	563	—	—	747
Accretion of original issue discount	597	—	—	—	—	597

Balance, March 31, 2021	$295,546	$99,834	$195,673	$118,179	$2,652	$711,884

Net change in unrealized appreciation/(depreciation) of $1,018 and ($73,964) for the three months ended March 31, 2021 and 2020, was attributable to Level 3 investments held at March 31, 2021 and 2020, respectively.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of March 31, 2021 and December 31, 2020. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Fair Value at March 31, 2021	Valuation Techniques	Unobservable Inputs	Range (weighted average)(1)
Debt investments:
Second Lien Debt	$274,891	Discounted cash flow	Weighted average cost of capital	9.3% - 26.4% (14.8%)
	5,710	Enterprise value	EBITDA multiples	4.4x - 4.4x (4.4x)
	14,945	Enterprise value	Asset Coverage	1.1x - 1.2x (1.2x)
Subordinated Debt	99,834	Discounted cash flow	Weighted average cost of capital	11.5% - 13.0% (11.8%)
First Lien Debt	195,673	Discounted cash flow	Weighted average cost of capital	6.9% - 16.4% (10.6%)
Equity investments:
Equity	118,179	Enterprise value	EBITDA multiples	4.4x - 15.3x (7.5x)
Warrants	2,652	Enterprise value	EBITDA multiples	4.5x - 7.0x (6.6x)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

	Fair Value at December 31, 2021	Valuation Techniques	Unobservable Inputs	Range (weighted average)(1)
Debt investments:
Second Lien Debt	$306,405	Discounted cash flow	Weighted average cost of capital	9.3% - 27.0% (14.0%)
	5,454	Enterprise value	EBITDA multiples	3.9x - 3.9x (3.9x)
	5,123	Enterprise value	Revenue multiples	2.1x - 2.1x (2.1x)
	15,172	Enterprise value	Asset Coverage	1.2x - 1.2x (1.2x)
Subordinated Debt	107,911	Discounted cash flow	Weighted average cost of capital	11.5% - 12.0% (11.7%)
First Lien Debt	183,238	Discounted cash flow	Weighted average cost of capital	6.8% - 16.3% (10.3%)
	4,115	Enterprise value	Asset Coverage	1.8x - 1.8x (1.8x)
Equity investments:
Equity	110,568	Enterprise value	EBITDA multiples	3.9x - 15.3x (8.1x)
	2,268	Enterprise value	Revenue multiples	2.1x - 2.1x (2.1x)
Warrants	2,615	Enterprise value	EBITDA multiples	4.5x - 6.5x (6.2x)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, interest receivable and accounts payable and other liabilities approximate the fair value of such items due to the short maturity of such instruments. The Company’s borrowings under the Credit Facility (as defined in Note 6), SBA debentures, and Notes (as defined in Note 6) are recorded at their respective carrying values.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The following tables summarize the carrying value and fair value of the Company’s debt obligations as of March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
SBA debentures (2)	$133,800	$133,800	$147,000	$147,000
Credit Facility borrowings (3)	15,000	15,000	—	—
2023 Notes (4)	—	—	50,000	50,620
February 2024 Notes (4)	19,000	19,312	69,000	69,745
November 2024 Notes (4)	63,250	64,996	63,250	64,389
2026 Notes (5)	125,000	125,302	125,000	125,000

Total	$356,050	$358,410	$454,250	$456,754

(1)	Carrying value represents the outstanding principal balance of the debt obligation.
(2)

The fair value of the SBA debentures is estimated by discounting the remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures, which are Level 3 inputs under ASC Topic 820.

(3)

The fair value of borrowings under the Credit Facility, if valued under ASC Topic 820, are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.

(4)	The Public Notes, if valued under ASC Topic 820, are valued using available market quotes, which is a Level 1 input.
(5)

The fair value of the 2026 Notes is estimated by discounting the remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date, which are Level 3 inputs under ASC Topic 820.

The following table summarizes the inputs used to value the Company’s debt obligations if measured at fair value as of March 31, 2021 and December 31, 2020.

	Fair Value
Valuation Inputs	March 31, 2021	December 31, 2020
Level 1	$84,308	$184,754
Level 2	—	—
Level 3	274,102	272,000

Total	$358,410	$456,754

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

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement was $3,176 for the three months ended March 31, 2021, and $3,272 for the three months ended March 31, 2020, respectively. As of March 31, 2021 and December 31, 2020, the base management fee payable was $3,176 and $3,244, respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee was $2,669 for the three months ended March 31, 2021, and $1,855 for the three months ended March 31, 2020, respectively. As of March 31, 2021 and December 31, 2020, the income incentive fee payable was $2,669 and $2,610, respectively.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid in cash to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and losses since the Formation Transactions (realized capital gains and losses include realized gains and losses on investments, net of income tax provision from realized gains on investments, and realized losses on extinguishment of debt), and the aggregate unrealized capital depreciation on investments as of the date of the calculation. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains on investments, less cumulative aggregate realized capital losses on investments, less aggregate unrealized capital depreciation on investments, and less cumulative aggregate realized losses on extinguishment of debt. If this number is positive at the end of such year, then the capital gains incentive fee to be paid in cash for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of March 31, 2021 and December 31, 2020, the capital gains incentive fee payable in cash was $0 (as cumulative aggregate realized capital gains and losses on investments plus aggregate unrealized capital depreciation on investments plus realized losses on extinguishment of debt was negative as of each period). The aggregate amount of capital gains incentive fees paid from the IPO through March 31, 2021 was $348.

In addition, the Company accrues, but does not pay in cash, a capital gains incentive fee in connection with any unrealized capital appreciation on investments, as applicable. If, on a cumulative basis, the sum of (i) net realized gains/(losses) on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of (i) net realized gains/(losses) on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt. The capital gains incentive fee accrued (reversed) during the three months ended March 31, 2021 was $91, and $(8,878) for the three months ended March 31, 2020. As of March 31, 2021 and December 31, 2020, the accrued capital gains incentive fee payable was $11,122 and $11,031, respectively.

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

Administration Agreement: The Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 4, 2020, the Board approved the renewal of the Administration Agreement through June 20, 2021. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides clerical, bookkeeping, and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies to which the Company is required to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies, including “dead deal” expenses. Under the Administration Agreement, administrative service expenses for the three months ended March 31, 2021 were $413, and $466 for the three months ended March 31, 2020. As of March 31, 2021 and December 31, 2020, the accrued administrative service expense payable was $214 and $593, respectively.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of March 31, 2021 and December 31, 2020, the Company was in compliance in all material respect with the terms of the Credit Facility.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs; such debentures have 10-year terms with the entire principal balance due at maturity and are guaranteed by the SBA. Interest on SBA debentures is payable semi-annually on March 1 and September 1. As of March 31, 2021 and December 31, 2020, approved and unused SBA debenture commitments were $5,500 and $11,500, respectively. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

As of March 31, 2021 and December 31, 2020, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling Date (1)	Maturity Date	Fixed Interest Rate	March 31, 2021	December 31, 2020
3/25/2015	3/1/2025	3.277%	$22,500	$22,500
9/23/2015	9/1/2025	3.571	15,000	16,700
3/23/2016	3/1/2026	3.267	1,500	1,500
3/23/2016	3/1/2026	3.249	21,800	21,800
9/21/2016	9/1/2026	2.793	500	500
3/29/2017	3/1/2027	3.587	10,000	10,000
9/20/2017	9/1/2027	3.260	1,000	1,000
9/20/2017	9/1/2027	3.190	33,000	33,000
3/21/2018	3/1/2028	3.859	—	16,000
3/21/2018	3/1/2028	3.534	9,000	10,500
9/25/2019	9/1/2029	2.377	7,500	7,500
3/25/2020	3/1/2030	2.172	6,000	6,000
(2)	(2)	(2)	6,000	—

Total outstanding SBA debentures			$133,800	$147,000

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)

The Company issued $6,000 in SBA debentures which will pool in September 2021. Until the pooling date, the debentures bear interest at a fixed rate interim interest rate of 0.60%. The Company expects the current interim interest rate will reset to a higher long-term fixed rate on the pooling date.

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

On January 19, 2021, the Company redeemed $50,000 of the aggregate principal amount on the 2023 Notes, resulting in a realized loss on extinguishment of debt of approximately $794.

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

On February 16, 2021, the Company redeemed $50,000 of the $69,000 aggregate principal amount on the February 2024 Notes, resulting in a realized loss on extinguishment of debt of approximately $1,081.

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

The 2026 Notes will mature on January 31, 2026 and bear interest at a rate of 4.75%. The 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed more than three months prior to maturity. Interest on the 2026 Notes is payable on January 31 and July 31 of each year, beginning July 31, 2021. The Company does not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system.

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

As of March 31, 2021, the aggregate amount outstanding of the senior securities issued by the Company was $222,250, for which our asset coverage was 285.8%. The SBA-guaranteed debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC effective June 30, 2014. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

Interest and Financing Expenses

Interest and fees related to the Company’s debt for the three months ended March 31, 2021 and 2020 which are included in interest and financing expenses on the consolidated statements of operations, were as follows:

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
	SBA	Credit			SBA	Credit
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
Stated interest expense	$1,133	$362	$3,116	$4,611	$1,332	$459	$2,619	$4,410
Amortization of deferred financing costs	130	112	341	583	141	83	326	550

Total interest and financing expenses	$1,263	$474	$3,457	$5,194	$1,473	$542	$2,945	$4,960

Weighted average stated interest rate, period end	3.102%	4.117%	5.055%	4.282%	3.333%	3.855%	5.749%	4.560%
Unused commitment fee rate, period end	N/A	1.088%	N/A	1.088%	N/A	0.500%	N/A	0.500%

Realized Losses on Extinguishment of Debt

During the three months ended March 31, 2021 and 2020, the Company prepaid $19,200 and $7,000 of SBA debentures, respectively, which were scheduled to mature on dates ranging from 2025 to 2028 and 2024 to 2028, respectively. As a result of the prepayments, the Company recognized realized losses on extinguishment of debt of $305 and $125, respectively, equal to the write-off of the related unamortized deferred financing costs, during the three months ended March 31, 2021 and 2020.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations, using the effective interest method, over the term of the respective financing instrument. Deferred financing costs related to the Credit Facility, SBA debentures, and Notes as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021				December 31, 2020
	SBA	Credit			SBA	Credit
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
SBA debenture commitment fees	$1,750	$—	$—	$1,750	$1,750	$—	$—	$1,750
SBA debenture leverage fees	4,112	—	—	4,112	3,966	—	—	3,966
Credit Facility upfront fees	—	3,238	—	3,238	—	3,238	—	3,238
Notes underwriting discounts	—	—	6,468	6,468	—	—	7,968	7,968
Notes debt issue costs	—	—	1,076	1,076	—	—	1,579	1,579

Total deferred financing costs	5,862	3,238	7,544	16,644	5,716	3,238	9,547	18,501
Less: accumulated amortization	(3,154)	(2,301)	(2,870)	(8,325)	(2,720)	(2,190)	(2,591)	(7,501)

Unamortized deferred financing costs	$2,708	$937	$4,674	$8,319	$2,996	$1,048	$6,956	$11,000

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures, Credit Facility and Notes liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of March 31, 2021 and December 31, 2020:

	March 31, 2021				December 31, 2020
	SBA	Credit			SBA	Credit
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
Outstanding debt	$133,800	$15,000	$207,250	$356,050	$147,000	$—	$307,250	$454,250
Less: unamortized deferred financing costs	(2,708)	(937)	(4,674)	(8,319)	(2,996)	(1,048)	(6,956)	(11,000)

Debt, net of deferred financing costs	$131,092	$14,063	$202,576	$347,731	$144,004	$(1,048)	$300,294	$443,250

As of March 31, 2021, the Company’s debt liabilities are scheduled to mature as follows (1):

	SBA	Credit
Year	debentures	Facility	Notes	Total
2021	$—	$—	$—	$—
2022	—	—	—	—
2023	—	15,000	—	15,000
2024	—	—	82,250	82,250
2025	37,500	—	—	37,500
Thereafter	96,300	—	125,000	221,300

Total	$133,800	$15,000	$207,250	$356,050

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to portfolio companies to fund various undrawn revolving loans, other debt investments and capital commitments totaling $7,589 and $5,645 as of March 31, 2021 and December 31, 2020, respectively. Such outstanding commitments are summarized in the following table:

	March 31, 2021				December 31, 2020
	Total		Unfunded		Total		Unfunded
Portfolio Company - Investment	Commitment		Commitment		Commitment		Commitment
Combined Systems, Inc. - Revolving Loan	$4,000		$550		$4,000		$1,050
CRS Solutions Holdings, LLC (dba CRS Texas) - Common Equity (Units)	246		74		—		—
Elements Brands, LLC - Revolving Loan	3,000		838		3,000		838
Rhino Assembly Company, LLC - Delayed Draw Commitment	875		875		875		875
Safety Products Group, LLC - Common Equity (Units)	2,852	(1)	2,852	(1)	2,852	(1)	2,852	(1)
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.) - Revolving Loan	—		—		250		30
Wonderware Holdings, LLC (dba CORE Business Technologies) - Delayed Draw Term Loan	2,000		2,000		—		—
Xeeva, Inc. - Delayed Draw Term Loan	400		400		—		—

Total	$13,373		$7,589		$10,977		$5,645

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

No shares have been issued for the three months ended March 31, 2021 and 2020.

Common Stock ATM Program

On August 21, 2014, the Company entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which the Company could sell, by means of at-the-market offerings from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50,000 (the “ATM Program”). There were no issuances of common stock under the ATM program during the last two fiscal years and for the three months ended March 31, 2021.

Stock Repurchase Program

As described in Note 2, the Company has a Stock Repurchase Program under which the Company may acquire up to $5,000 of its outstanding common stock. The Company did not make any repurchases of common stock during the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company repurchased 25,719 shares of common stock, on the open market for $268. The Company’s NAV per share

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

increased by approximately $0.01 for the three months ended March 31, 2020, as a result of the share repurchases. The following table summarizes the Company’s share repurchases under the Stock Repurchase Program for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
Repurchases of Common Stock	2021	2020
Number of shares repurchased	—	25,719
Cost of shares repurchased, including commissions	$—	$268
Weighted average price per share	$—	$10.37
Net asset value per share at prior quarter end	$—	$16.85
Weighted average discount to net asset value at quarter end prior to repurchases	N/A	38.5%

Refer to Note 9 for additional information regarding the issuance of shares under the DRIP.

The Company had 24,437,400 shares of common stock outstanding as of March 31, 2021 and December 31, 2020.

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the last two fiscal years and for the three months ended March 31, 2021.

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distribution	Cash Distribution	DRIP Shares Value		DRIP Shares		DRIP Share Issue Price
Year Ended December 31, 2019:
1/31/2019	3/8/2019	3/22/2019	$0.39	$9,541	$9,541	$—	(3)	—	(3)	—
4/29/2019	6/7/2019	6/21/2019	0.39	9,540	9,540	—	(3)	—	(3)	—
7/29/2019	9/6/2019	9/20/2019	0.39	9,541	9,541	—	(3)	—	(3)	—
10/29/2019	12/6/2019	12/20/2019	0.39	9,541	9,541	—	(3)	—	(3)	—
10/29/2019 (1)	12/6/2019	12/20/2019	0.04	978	978	—	(3)	—	(3)	—

			$1.60	$39,141	$39,141	$—		—

Year Ended December 31, 2020:
2/14/2020	3/13/2020	3/27/2020	$0.39	$9,537	$9,537	$—	(3)	—	(3)	—
4/29/2020	6/12/2020	6/26/2020	0.30	7,331	7,331	—	(3)	—	(3)	—
8/03/2020	9/11/2020	9/25/2020	0.30	7,331	7,331	—	(3)	—	(3)	—
10/26/2020	12/4/2020	12/18/2020	0.30	7,331	7,331	—	(3)	—	(3)	—
10/26/2020 (2)	12/4/2020	12/18/2020	0.04	978	978	—	(3)	—	(3)	—

			$1.33	$32,508	$32,508	$—		—

Three Months Ended March 31, 2021:
2/09/2021	3/12/2021	3/26/2021	$0.31	$7,575	$7,575	$—	(3)	—	(3)	—
2/09/2021 (2)	3/12/2021	3/26/2021	0.07	1,711	1,711	—	(3)	—	(3)	—

			$0.38	$9,286	$9,286	$—		—

(1)	Special dividend.
(2)	Supplemental dividend
(3)

During the three months ended March 31, 2021 and the years ended December 31, 2020 and 2019, the Company directed the DRIP program plan administrator to repurchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock in lieu of issuing new shares. Accordingly, the Company purchased and reissued shares to satisfy the DRIP obligation as follows:

Fiscal Year Ended December 31, 2019:	Number of Shares Purchased and Reissued	Average Price Paid Per Share	Total Amount Paid
January 1, 2019 through March 31, 2019	21,855	$15.25	$333
April 1, 2019 through June 30, 2019	14,067	16.23	228
July 1, 2019 through September 30, 2019	15,289	15.35	235
October 1, 2019 through December 31, 2019	17,525	15.27	268

Total	68,736	$15.48	$1,064

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Fiscal Year Ended December 31, 2020:	Number of Shares Purchased and Reissued	Average Price Paid Per Share	Total Amount Paid
January 1, 2020 through March 31, 2020	31,586	$7.58	$239
April 1, 2020 through June 30, 2020	21,904	9.04	198
July 1, 2020 through September 30, 2020	28,871	10.18	294
October 1, 2020 through December 31, 2020	20,222	12.91	261

Total	102,583	$9.67	$992

Three Months Ended March 31, 2021:	Number of Shares Purchased and Reissued	Average Price Paid Per Share	Total Amount Paid
January 1, 2021 through March 31, 2021	15,562	$15.62	$243

Total	15,562	$15.62	$243

Note 10. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Per share data:
Net asset value at beginning of period	$16.81	$16.85
Net investment income (1)	0.45	0.71
Net realized gain (loss) on investments, net of tax (provision) (1)	0.13	1.25
Net unrealized appreciation (depreciation) on investments (1)	(0.02)	(3.05)
Realized losses on extinguishment of debt (1)	(0.09)	(0.01)

Total increase from investment operations (1)	0.47	(1.10)
Accretive (dilutive) effect of share issuances and repurchases	—	0.01
Dividends to stockholders	(0.38)	(0.39)

Net asset value at end of period	$16.90	$15.37

Market value at end of period	$15.55	$6.62

Shares outstanding at end of period	24,437,400	24,437,400
Weighted average shares outstanding during the period	24,437,400	24,457,634
Net assets at end of period	$413,012	$375,534
Average net assets (6)	$411,886	$393,922
Ratios to average net assets:
Total expenses (2)(4)(9)	11.9%	2.6%
Net investment income (2)(5)	10.8%	17.7%
Total return based on market value (3)	24.6%	(52.9%)
Total return based on net asset value (8)	2.8%	(6.5%)
Portfolio turnover ratio (2)	34.8%	36.8%
Supplemental Data:
Average debt outstanding (7)	$405,150	$369,250
Average debt per share (1)	$16.58	$15.10

(1)	Weighted average per share data.
(2)	Annualized.
(3)

Total return based on market value equals the change in the market value of the Company’s common stock per share during the period divided by the market value per share at the beginning of the period, and assumes reinvestment of dividends at prices obtained by our dividend reinvestment plan during the period. The return does not reflect any sales load that may be paid by an investor.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

(4)	The total expenses to average net assets ratio is calculated using the total expenses and the income tax provision (benefit) captions as presented on the consolidated statements of operations.
(5)	The net investment income to average net assets ratio is calculated using the net investment income caption as presented on the consolidated statements of operations, which includes incentive fee.
(6)	Average net assets is calculated as the average of the net asset balances as of each quarter end during the fiscal year and the prior year end.
(7)	Average debt outstanding is calculated as the average of the outstanding debt balances as of each quarter end during the fiscal year and the prior year end.
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

(9)	The following is a schedule of supplemental expense ratios to average net assets:

	Three Months Ended March 31,
Ratio to average net assets:	2021	2020
Expenses other than incentive fee (2)	9.2%	9.7%
Incentive fee (2)	2.7%	(7.1%)

Total expenses (2)(4)	11.9%	2.6%

Note 11. Subsequent Events

On April 1, 2021, the Company invested $11,000 in first lien debt of Winona Foods, Inc., a leading provider of natural and processed cheese products, sauces, and plant-based alternatives.

On April 1, 2021, the Company invested $5,500 in first lien debt and $1,000 in common equity of Level Education Group, LLC (dba CE4Less), a leading provider of online continuing education for mental health and nursing professionals.

On April 5, 2021, the Company exited its debt investment in The Kyjen Company, LLC (dba Outward Hound). The Company received payment in full of $15,005 on its second lien debt, which includes a prepayment fee.

On April 5, 2021, the Company invested $25,500 in first lien debt and common equity, and made a commitment up to $2,000 of additional first lien debt of ISI PSG Holdings, LLC (dba Incentive Solutions, Inc.), a tech-enabled incentive rewards and digital marketing firm that facilitates and optimizes its clients’ indirect sales channel strategies.

On April 14, 2021, the Company exited its debt investment in Medsurant Holdings, LLC. The Company received payment in full of $8,031 on its second lien debt.

On April 29, 2021, the Company exited its debt investment in Virginia Tile Company, LLC. The Company received payment in full of $12,000 on its second lien debt.

On May 3, 2021, the Board declared a base quarterly dividend of $0.31 per share and a supplemental dividend of $0.08 per share payable June 28, 2021 to stockholders of record as of June 14, 2021.

COVID-19

Subsequent to March 31, 2021, the global outbreak of the coronavirus (“COVID-19”) pandemic, and the related effect on the U.S. and global economies, has continued to have adverse consequences for the business operations of some of the Company’s portfolio companies. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, remain uncertain. The operational and financial performance of the issuers of securities in which the Company invests depends on future developments, including the duration and spread of the outbreak, and such uncertainty may in turn adversely affect the value and liquidity of the Company’s investments and negatively impact the Company’s performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Fidus Investment Corporation’s consolidated financial statements and related notes appearing in our annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

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

•

currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than the U.S. dollars; and

•

the risks, uncertainties and other factors we identify in Item 1A. – Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new debt investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in Item 1.A – Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

Overview

General and Corporate Structure

We provide customized debt and equity financing solutions to lower middle-market companies, which we define as U.S. based companies having revenues between $10.0 million and $150.0 million. Our investment objective is to provide attractive risk-adjusted returns by generating both current income from our debt investments and capital appreciation from our equity related investments. Our investment strategy includes partnering with business owners, management teams and financial sponsors by providing customized financing for ownership transactions, recapitalizations, strategic acquisitions, business expansion and other growth initiatives. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company and have done so for an extended period of time. We seek to maintain a diversified portfolio of investments in order to help mitigate the potential effects of adverse economic events related to particular companies, regions or industries.

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

We have evaluated subsequent events from April 1, 2021 to May 6, 2021. However, as the discussion in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the year ended December 31, 2020, the analysis contained herein may not fully account for impacts relating to the COVID-19 pandemic. In that regard, for example, as of March 31, 2021, the Company valued its portfolio investments in conformity with GAAP based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused during the months that followed March 31, 2021, any valuations conducted now or in the future in conformity with GAAP could result in a lower fair value of our portfolio. The potential impact to our results going forward will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time.

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

Portfolio Composition, Investment Activity and Yield

During the three months ended March 31, 2021 and 2020, we invested $63.1 million and $68.2 million, respectively, in debt and equity investments including four and three new portfolio companies, respectively. During the three months ended March 31, 2021 and 2020, we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $98.6 million and $73.8 million, respectively, including exits of three and one portfolio companies, respectively. The following table summarizes investment purchases and sales and repayments of investments by type for the three months ended March 31, 2021 and 2020 (dollars in millions).

	Purchases of Investments				Sales and Repayments of Investments
	Three Months Ended March 31,
	2021		2020		2021		2020
Second Lien Debt	$6.5	10.2%	$20.0	29.3%	$40.4	41.0%	$11.7	15.8%
Subordinated Debt	16.0	25.4	2.0	2.9	24.0	24.3	1.6	2.2
First Lien Debt(1)	36.9	58.5	45.9	67.4	26.5	26.9	14.0	19.0
Equity	3.7	5.9	0.3	0.4	7.7	7.8	42.0	56.9
Warrants	—	—	—	—	—	—	4.5	6.1

Total	$63.1	100.0%	$68.2	100.0%	$98.6	100.0%	$73.8	100.0%

(1)

For the Three Months Ended March 31, 2021 and 2020, includes unitranche securities, which account for 43.6% and 49.8% of purchases, respectively. For the Three Months Ended March 31, 2021 and 2020, includes unitranche securities, which account for 22.1% and 0.5% of repayments, respectively.

As of March 31, 2021, the fair value of our investment portfolio totaled $711.9 million and consisted of 67 active portfolio companies and four portfolio companies that have sold their underlying operations. As of March 31, 2021, 22 portfolio companies’ debt investments bore interest at a variable rate, which represented $219.7 million, or 37.2%, of our debt investment portfolio on a fair value basis, and the remainder of our debt investment portfolio was comprised of fixed rate investments. Overall, the portfolio had net unrealized appreciation of $55.3 million as of March 31, 2021. As of March 31, 2021, our average active portfolio company investment at amortized cost was $9.8 million, which excludes investments in the four portfolio companies that have sold their underlying operations.

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

The weighted average yield on debt investments as of March 31, 2021 and December 31, 2020 was 12.3% and 12.2%, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost including the accretion of OID and debt investment origination fees, but excluding investments on non-accrual status, if any.

The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments (dollars in millions):

	Fair Value				Cost
	March 31,		December 31,		March 31,		December 31,
	2021		2020		2021		2020
Second Lien Debt	$295.5	41.5%	$332.2	44.7%	$309.5	47.2%	$341.9	49.7%
Subordinated Debt	99.8	14.0	107.9	14.5	99.4	15.1	107.3	15.6
First Lien Debt(1)	195.7	27.5	187.4	25.2	195.3	29.7	184.6	26.9
Equity	118.2	16.6	112.8	15.2	49.2	7.5	50.0	7.3
Warrants	2.7	0.4	2.6	0.4	3.2	0.5	3.2	0.5

Total	$711.9	100.0%	$742.9	100.0%	$656.6	100.0%	$687.0	100.0%

(1)

Includes unitranche investments, which account for 18.6% and 20.1% of our portfolio on a fair value and cost basis as of March 31, 2021, respectively. Includes unitranche investments, which account for 17.3% and 18.4% of our portfolio on a fair value and cost basis as of December 31, 2020, respectively.

All investments made by us as of March 31, 2021 and December 31, 2020 were made in portfolio companies headquartered in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	March 31,		December 31,		March 31,		December 31,
	2021		2020		2021		2020
Midwest	$179.1	25.1%	$225.7	30.4%	$141.6	21.5%	$189.6	27.6%
Southeast	173.0	24.3	153.3	20.6	145.7	22.2	130.0	18.9
Northeast	148.5	20.9	123.3	16.6	156.8	23.9	127.8	18.6
West	97.7	13.7	108.7	14.6	94.4	14.4	109.2	15.9
Southwest	113.6	16.0	131.9	17.8	118.1	18.0	130.4	19.0

Total	$711.9	100.0%	$742.9	100.0%	$656.6	100.0%	$687.0	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value				Cost
	March 31,		December 31,		March 31,	December 31,
	2021		2020		2021	2020
Information Technology Services	14.3%		12.8%		14.8%	13.2%
Specialty Distribution	13.3		15.8		14.0	17.0
Business Services	12.9		12.3		13.6	13.0
Healthcare Products	11.1		9.0		6.8	4.8
Component Manufacturing	9.5		7.4		8.9	6.9
Aerospace & Defense Manufacturing	6.1		5.2		6.2	5.6
Consumer Products	4.8		5.1		5.1	5.5
Healthcare Services	4.6		5.4		5.3	6.0
Building Products Manufacturing	3.6		3.2		4.3	3.8
Transportation Services	3.2		3.0		3.3	3.1
Promotional Products	3.0		3.3		3.8	3.7
Oil & Gas Services	2.9		2.8		0.5	0.4
Environmental Industries	2.5		2.4		2.8	2.7
Utilities: Services	2.2		2.5		2.8	2.7
Retail	1.6		3.6		2.5	4.4
Oil & Gas Distribution	1.6		1.5		1.6	1.5
Industrial Cleaning & Coatings	1.4		1.4		2.0	1.9
Utility Equipment Manufacturing	1.1		0.9		1.3	1.3
Vending Equipment Manufacturing	0.3		0.3		0.3	0.3
Restaurants	0.0	(1)	0.0	(1)	0.1	0.1
Specialty Chemicals	0.0	(1)	0.0	(1)	0.0 (1)	0.0 (1)
Packaging	—		2.1		—	2.1

Total	100.0%		100.0%		100.0%	100.0%

(1)	Percentage is less than 0.1% of respective total.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of March 31, 2021 and December 31, 2020 (dollars in millions):

	Fair Value				Cost
	March 31,		December 31,		March 31,		December 31,
Investment Rating	2021		2020		2021		2020
1	$114.7	16.1%	$109.3	14.7%	$41.6	6.3%	$38.7	5.6%
2	519.1	72.9	544.4	73.3	514.9	78.4	537.6	78.3
3	70.3	9.9	80.1	10.8	80.7	12.3	87.5	12.7
4	7.8	1.1	9.0	1.2	12.9	2.0	13.7	2.0
5	—	—	0.1	—	6.5	1.0	9.5	1.4

Total	$711.9	100.0%	$742.9	100.0%	$656.6	100.0%	$687.0	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of March 31, 2021 and December 31, 2020 was 2.0 and 2.0, respectively, on a fair value basis and 2.1 and 2.2, respectively, on a cost basis.

Non-Accrual

As of March 31, 2021 and December 31, 2020, we had debt investments in one portfolio company on non-accrual status, (dollars in millions):

	March 31, 2021				December 31, 2020
	Fair				Fair
Portfolio Company	Value		Cost		Value		Cost
EBL, LLC (EbLens)	$5.7	(1)	$9.2	(1)	$5.5	(1)	$9.2	(1)

Total	$5.7		$9.2		$5.5		$9.2

(1)	Portfolio company was on PIK-only on non-accrual status at period end, meaning the Company has ceased recognizing PIK interest income on the investment.

Discussion and Analysis of Results of Operations

Comparison of three months ended March 31, 2021 and 2020

Investment Income

Below is a summary of the changes in total investment income for the three months ended March 31, 2021 as compared to the same period in 2020 (dollars in millions):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change (1)(2)
Interest income	$19.1	$17.5	$1.6	9.6%
Payment-in-kind interest income	1.0	1.1	(0.1)	(10.5%)
Dividend income	0.1	0.1	—	NM
Fee income	3.1	1.3	1.8	139.4%
Interest on idle funds and other income	—	—	—	NM

Total investment income	$23.3	$20.0	$3.3	16.5%

(1)	NM = Not meaningful
(2)	Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended March 31, 2021, total investment income was $23.3 million, an increase of $3.3 million or 16.5%, from the $20.0 million of total investment income for the three months ended March 31, 2020. As reflected in the table above, the increase is primarily attributable to the following:

•	$1.8 million increase in fee income resulting from an increase in prepayment and amendment fees, partially offset by a decrease in origination fees, during 2021 as compared to 2020.

•

$1.5 million increase in total interest income (which includes a $0.1 million decrease in payment-in-kind interest income) resulting from accelerated closing fee and OID amortization from prepayments and higher weighted average yield on debt investment balances outstanding, partially offset by a decrease in average debt investment balances outstanding, during 2021 as compared to 2020.

Expenses

Below is a summary of the changes in total expenses, including income tax provision, for the three months ended March 31, 2021 as compared to the same period in 2020 (dollars in millions):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change (1)(2)
Interest and financing expenses	$5.2	$4.9	$0.3	4.7%
Base management fee	3.1	3.3	(0.2)	(2.9%)
Incentive fee - income	2.7	1.9	0.8	43.9%
Incentive fee (reversal) - capital gains	0.1	(8.9)	9.0	(101.0%)
Administrative service expenses	0.4	0.5	(0.1)	(11.4%)
Professional fees	0.4	0.6	(0.2)	(41.6%)
Other general and administrative expenses	0.3	0.3	—	NM

Total expenses, before income tax provision	12.2	2.6	9.6	376.4%
Income tax provision (benefit)	—	—	—	NM

Total expenses, including income tax provision	$12.2	$2.6	$9.6	375.8%

(1)	NM = Not meaningful
(2)	Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended March 31, 2021, total expenses, including income tax provision, were $12.2 million, an increase of $9.6 million or 375.8%, from the $2.6 million of total expenses for the three months ended March 31, 2020. As reflected in the table above, changes across periods were primarily attributable to the following:

•

$9.0 million increase in the capital gains incentive fee due to a $44.8 million increase in net gain on investments (net realized gains (losses), plus net change in unrealized appreciation (depreciation) on investments, plus realized losses on extinguishment of debt during 2021 as compared to the same period in 2020. The reversal in the capital gains incentive fee accrued for the three months ended March 31, 2020 was primarily driven by COVID related write-downs across the portfolio due to fair value calibration to public company multiples.

•	$0.8 million net increase in the income incentive fee due to a $3.5 million increase in pre-incentive fee net investment income during 2021 as compared to the same period in 2020.

•	$0.3 million increase in interest and financing expenses due to an increase in average borrowings outstanding during 2021 as compared to 2020.

•	$0.2 million decrease in base management fee due to lower average total assets during 2021 as compared to 2020.

•	$0.2 million decrease in professional fees due to decreased legal, audit and tax compliance costs during 2021 as compared to 2020.

Net Investment Income

Net investment income decreased by $(6.3) million, or (36.4)%, to $11.1 million during the three months ended March 31, 2021 as compared to the same period in 2020, as a result of the $9.6 million increase in total expenses and income tax provision, partially offset by the $3.3 increase in total investment income.

Net Gain (Loss) on Investments

For the three months ended March 31, 2021, the total net realized gain/(loss) on investments, before income tax (provision)/benefit, was $3.2 million. There was no income tax (provision) benefit from realized gains on investments for the three months ended March 31, 2021. Significant realized gains (losses) for the three months ended March 31, 2021 are summarized below (dollars in millions):

		Net Realized
Portfolio Company	Realization Event (1)	Gains (Losses)
Software Technology, LLC	Exit of portfolio company	$1.4
Rohrer Corporation	Exit of portfolio company	0.9
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	Sale of portfolio company	1.0
Other		(0.1)

Net realized gain (loss) on investments		3.2
Income tax provision from realized gains on investments		—

Net realized gain (loss), net of income tax provision, on investments		$3.2

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

For the three months ended March 31, 2020, the total net realized gain/(loss) on investments, before income tax (provision)/benefit, was $31.4 million. Income tax (provision) benefit from realized gains on investments was $(1.1) for the three months ended March 31, 2020. Significant realized gains (losses) for the three months ended March 31, 2020 are summarized below (dollars in millions):

		Net Realized
Portfolio Company	Realization Event (1)	Gains (Losses)
Pfanstiehl, Inc.	Sold 50% of equity investment	$12.8
Fiber Materials, Inc.	Sale of portfolio company	9.8
Medsurant Holdings, LLC	Sold 50% of equity investment	1.7
Revenue Management Solutions, LLC	Sold 50% of equity investment	1.5
Worldwide Express Operations, LLC	Sold 50% of equity investment	1.1
Gurobi Optimization, LLC	Sold 50% of equity investment	1.0
Hub Acquisition Sub, LLC (dba Hub Pen)	Sold 50% of equity investment	0.6
Midwest Transit Equipment, Inc.	Sold 50% of equity investment	0.5
Pugh Lubricants, LLC	Sold 50% of equity investment	0.4
Microbiology Research Associates, Inc.	Sold 50% of equity investment	0.4
Control Scan, Inc.	Sold 50% of equity investment	0.3
Alzheimer’s Research and Treatment Center, LLC	Sold 50% of equity investment	0.3
BCM One Group Holdings, Inc.	Sold 50% of equity investment	0.2
Software Technology, LLC	Sold 50% of equity investment	0.2
LNG Indy, LLC (dba Kinetrex Energy)	Sold 50% of equity investment	0.2
Wheel Pros, Inc.	Sold 50% of equity investment	0.1
Allied 100 Group, Inc.	Sold 50% of equity investment	0.1
Restaurant Finance Co, LLC	Escrow distribution	0.1
Marco Group International OpCo, LLC	Sold 50% of equity investment	0.1
New Era Technology, Inc.	Escrow distribution	0.1
Palisade Company, LLC	Sold 50% of equity investment	(0.1)

Net realized gain (loss) on investments		31.4
Income tax provision from realized gains on investments		(1.1)

Net realized gain (loss), net of income tax provision, on investments		$30.3

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

During the three months ended March 31, 2021 and 2020, we recorded a net change in unrealized appreciation (depreciation) on investments attributable to the following (dollars in millions):

	Three Months Ended March 31,
Unrealized Appreciation (Depreciation)	2021	2020
Exit, sale or restructuring of investments	$(1.6)	$(30.0)
Fair value adjustments to debt investments	(5.2)	(22.7)
Fair value adjustments to equity investments	6.2	(21.9)

Net change in unrealized appreciation (depreciation)	$(0.6)	$(74.6)

Net Increase in Net Assets Resulting From Operations

Net increase (decrease) in net assets resulting from operations during the three months ended March 31, 2021 and 2020 was $11.5 million and ($27.0) million, respectively, as a result of the events described above.

Liquidity and Capital Resources

As of March 31, 2021, we had $60.2 million in cash and cash equivalents and our net assets totaled $413.0 million. We believe that our current cash and cash equivalents on hand, our Credit Facility, our continued access to SBA-guaranteed debentures, and our anticipated cash flows from investments will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of securities (including the “at-the-market” program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. During the three months ended March 31, 2021, we repaid $19.2 million of SBA debentures which would have matured during the period September 1, 2025 through March 1, 2028. Our remaining outstanding SBA debentures continue to mature in 2025 and subsequent years through 2031, which will require repayment on or before the respective maturity dates.

Cash Flows

For the three months ended March 31, 2021, we experienced a net decrease in cash and cash equivalents in the amount of $64.1 million. During that period, we received proceeds of $43.5 million of cash for operating activities, which included proceeds received from sales and repayments of investments of $98.6 million, which were partially offset by the funding of $63.1 million of investments. During the same period, we received proceeds of $15.0 million from borrowings under our Credit Facility, made principal payments of $100.0 million on outstanding notes, made repayments of SBA debentures of $19.2 million; which were partially offset by proceeds from the issuances of SBA debentures of $6.0 million, paid cash dividends paid to stockholders of $9.3 million, and made payment of deferred financing costs related to our debt financings of $0.1 million.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of additional debt and equity capital.

SBA debentures

The Funds are licensed SBICs, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $175.0 million, whichever is less. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of March 31, 2021, Fund II and Fund III had $114.3 million and $19.5 million of outstanding SBA debentures, respectively. Subject to SBA regulatory requirements and approval, Fund III may access up to $155.5 million of additional SBA debentures under the SBIC debenture program. For more information on the SBA debentures, please refer to Note 6 to our consolidated financial statements.

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

We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of March 31, 2021, we were in compliance with all covenants of the Credit Facility and there were $15.0 million of borrowings outstanding under the Credit Facility.

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

On February 16, 2021, we redeemed $50.0 million of the $69.0 million aggregate principal amount on the February 2024 Notes, resulting in a realized loss on extinguishment of debt of approximately $1.1 million. As of March 31, 2021, the outstanding principal balance of the 2024 Notes was $19.0 million.

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

The November 2024 Notes will mature on November 1, 2024 and bear interest at a rate of 5.375%. The November 2024 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after November 1, 2021. Interest on the November 2024 Notes is payable quarterly on February 1, May 1, August 1 and November 1 of each year, beginning February 1, 2020. The November 2024 Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSG.” As of March 31, 2021, the outstanding principal balance of the November 2024 Notes was approximately $63.3 million.

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

The 2026 Notes will mature on January 31, 2026 and bear interest at a rate of 4.75%. The 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed more than three months prior to maturity. Interest on the 2026 Notes is payable on January 31 and July 31 of each year, beginning July 31, 2021. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system.

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

As of March 31, 2021, the weighted average stated interest rates for our SBA debentures, Notes, and the Credit Facility were 3.102%, 5.055%, and 4.117% respectively. As of March 31, 2021, we had $85.0 million of unutilized commitment under our Credit Facility, and we were subject to a 1.088% fee on such amount. As of March 31, 2021, the weighted average stated interest rate on total debt outstanding was 4.282%.

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

Stock Repurchase Program

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 26, 2020, the Board extended the Stock Repurchase Program through December 31, 2021, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and we cannot assure that any shares will be repurchased under the Stock

Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. We did not make any repurchases of common stock during the three months ended March 31, 2021. During the three months ended March 31, 2020, we repurchased 25,719 shares of common stock on the open market for $0.3 million. Refer to Note 8 to our consolidated financial statements for additional information concerning stock repurchases.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make certain estimates and assumptions affecting amounts reported in the financial statements. We have identified investment valuation, revenue recognition and transfers of financial assets as our most critical accounting policies and estimates. We continuously evaluate our policies and estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.

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

•

the Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result it is not in our stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where we determine that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. The Board consulted with the independent valuation firm(s) in arriving at our determination of fair value for 11 and 12 of our portfolio company investments representing 27.3% and 25.8% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended March 31, 2021 and December 31, 2020, respectively) as of March 31, 2021 and December 31, 2020, respectively;

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

Transfers of Financial Assets

Partial loan and equity sales. The Company follows the guidance in ASC 860, Transfers and Servicing, when accounting for loan (debt investment) participations, equity assignments and other partial loan sales. Such guidance requires a participation, assignment or other partial loan or equity sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations, assignments or other partial loan or equity sales which do not meet the definition of a participating interest should remain on the Company’s consolidated statements of assets and liabilities and the proceeds recorded as a secured borrowing until the definition is met. Management has determined that all participations, assignments and other partial loan or equity sale transactions entered into by the Company have met the definition of a participating interest. Accordingly, the Company uses sale treatment in accounting for such transactions.

Recently Issued Accounting Standards

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

SEC Rule 1-02(w)(2) Update

In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules adopt a new definition of “significant subsidiary” applicable only to investment companies that (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary” in Rule 1-02(w) of Regulation S-X. The new Rule 1-02(w)(2) of Regulation S-X is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules became effective on January 1, 2021, however the Company elected to early adopt this rule change as of December 31, 2020. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

SEC Regulation S-K Update

In November 2020, the SEC issued a final rule that modernized and simplifies Management’s Discussion and Analysis of Financial Condition and Results of Operations and certain financial disclosure requirements in Regulation S-K (the “Amendments”). Specifically, the Amendments: (i) eliminate Item 301 of Regulation S-K (Selected Financial Data); (ii) simplify Item 302 of Regulation S-K (Supplementary Financial Information); and (iii) amend certain aspects of Item 303 of Regulation S-K (Managements Discussion and Analysis of Financial Condition and Results of Operations). The Amendments became effective on February 10, 2021 and compliance will be required for the registrant’s fiscal year ending on or after August 9, 2021. Early adoption of the Amendments is permitted on an item-by-item basis after the effective date; however, a registrant must fully comply with each adopted item in its entirety. The Company adopted the Amendments on the effective date which did not have a material impact on the Company’s Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. We had off-balance sheet arrangements consisting of outstanding commitments to fund various undrawn revolving loans, other debt investments and capital commitments totaling $7.6 and 5.6 million as of March 31, 2021 and December 31, 2020, respectively. Such outstanding commitments are summarized in the following table (dollars in millions):

	March 31, 2021				December 31, 2020
	Total		Unfunded		Total		Unfunded
Portfolio Company - Investment	Commitment		Commitment		Commitment		Commitment
Combined Systems, Inc. - Revolving Loan	$4.0		$0.5		$4.0		$1.0
CRS Solutions Holdings, LLC (dba CRS Texas) - Common Equity (Units)	0.2		0.1		—		—
Elements Brands, LLC - Revolving Loan	3.0		0.8		3.0		0.8
Rhino Assembly Company, LLC - Delayed Draw Commitment	0.9		0.9		0.9		0.9
Safety Products Group, LLC - Common Equity (Units)	2.9	(1)	2.9	(1)	2.9	(1)	2.9	(1)
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.) - Revolving Loan	—		—		0.2		—
Wonderware Holdings, LLC (dba CORE Business Technologies) - Delayed Draw Term Loan	2.0		2.0		—		—
Xeeva, Inc. - Delayed Draw Term Loan	0.4		0.4		—		—

Total	$13.4		$7.6		$11.0		$5.6

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

In addition, we and our Investment Advisor have each adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act that governs the conduct of our and the Investment Advisor’s officers, directors and employees. Additionally, the Investment Advisor has adopted a code of ethics pursuant to rule 204A-1 under the Advisers Act of 1940 and in accordance with Rule 17j-1(c) under the 1940 Act. We have also adopted a code of business conduct that is applicable to all officers, directors and employees of Fidus and our Investment Advisor. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Recent Developments

On April 1, 2021, we invested $11.0 million in first lien debt of Winona Foods, Inc., a leading provider of natural and processed cheese products, sauces, and plant-based alternatives.

On April 1, 2021, we invested $5.5 million in first lien debt and $1.0 million in common equity of Level Education Group, LLC (dba CE4Less), a leading provider of online continuing education for mental health and nursing professionals.

On April 5, 2021, we exited our debt investment in The Kyjen Company, LLC (dba Outward Hound). We received payment in full of $15.0 million on our second lien debt, which includes a prepayment fee.

On April 5, 2021, we invested $25.5 million in first lien debt and common equity, and made a commitment up to $2.0 million of additional first lien debt of ISI PSG Holdings, LLC (dba Incentive Solutions, Inc.), a tech-enabled incentive rewards and digital marketing firm that facilitates and optimizes its clients’ indirect sales channel strategies.

On April 14, 2021, we exited our debt investment in Medsurant Holdings, LLC. We received payment in full of $8.0 million on our second lien debt.

On April 29, 2021, we exited our debt investment in Virginia Tile Company, LLC. We received payment in full of $12.0 million on our second lien debt.

On May 3, 2021, our Board declared a base quarterly dividend of $0.31 per share and a supplemental dividend of $0.08 per share payable June 28, 2021 to stockholders of record as of June 14, 2021.

Subsequent to March 31, 2021, the global outbreak of the COVID-19 pandemic, and the related effect on the U.S. and global economies, has continued to have adverse consequences for the business operations of some of the Company’s portfolio companies. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual issuers, remain uncertain. The operational and financial performance of the issuers of securities in which the Company invests depends on future developments, including the duration and spread of the outbreak, and such uncertainty may in turn adversely affect the value and liquidity of the Company’s investments and negatively impact the Company’s performance.

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

In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. As of March 31, 2021 and December 31, 2020, 22 and 22 portfolio company’s debt investments, respectively, bore interest at a variable rate, which represented $219.7 million and $230.9 million of our portfolio on a fair value basis, respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Our pooled SBA debentures and our Notes bear interest at fixed rates. Our Credit Facility bears interest, at our election, at a rate per annum equal to (a) 3.00% (or 2.75% if certain conditions are satisfied, including if (x) no equity interests are included in the borrowing base, (y) the contribution to the borrowing base of eligible portfolio investments that are performing first lien bank loans is greater than or equal to 35%, and (z) the contribution to the borrowing base of eligible portfolio investments that are performing first lien bank loans, performing last out loans, or performing second lien loans is greater than or equal to 60%) plus the one, two, three or six month LIBOR rate, as applicable, or (b) 2.00% (or 1.75% if the above conditions are satisfied) plus the highest of (A) a prime rate, (B) the Federal Funds rate plus 0.5%, (C) three month LIBOR plus 1.0%, and (D) zero.

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

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of March 31, 2021 (dollars in millions):

	Interest Income	Interest Expense
	Increase	Increase	Net Increase	Net Investment
Basis Point Increase (Decrease)	(Decrease) (1) (2)	(Decrease)	(Decrease)	Income (3)
(200)	$—	$—	$—	$—
(150)	—	—	—	—
(100)	—	—	—	—
(50)	—	—	—	—
50	0.1	—	0.1	0.1
100	0.3	0.1	0.2	0.2
150	0.8	0.2	0.6	0.5
200	1.7	0.3	1.4	1.1
250	2.8	0.3	2.5	2.0
300	3.9	0.4	3.5	2.8

(1)	Certain of our variable rate debt investments have a LIBOR interest rate floor, which lessens the impact of decreases in interest rates.
(2)	Interest income calculated assuming three-month LIBOR rate as of March 31, 2021.
(3)	Includes the impact of income incentive fee at 20.0% on net increase (decrease) in net interest.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not, and the Investment Advisor is not, currently subject to any material legal proceedings.

Item 1A. Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Form 10-K for the year ended December 31, 2020 and filed with the SEC on February 25, 2021, which are incorporated herein by reference. These Risk Factors could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

FIDUS INVESTMENT CORPORATION

Date: May 6, 2021	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2021	/s/ SHELBY E. SHERARD
Shelby E. Sherard
Chief Financial Officer (Principal Financial and Accounting Officer)