Form 10-Q
period 2021-06-30
FIDUS INVESTMENT Corp
filed 2021-08-05
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of August 2, 2021, the Registrant had outstanding 24,437,400 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	June 30, 2021	December 31, 2020
ASSETS
Investments, at fair value:
Control investments (cost: $71,869 and $32,969, respectively)	$61,168	$28,253
Affiliate investments (cost: $26,713 and $31,836, respectively)	92,639	81,394
Non-control/non-affiliate investments (cost: $572,350 and $622,222, respectively)	589,651	633,222

Total investments, at fair value (cost: $670,932 and $687,027, respectively)	743,458	742,869
Cash and cash equivalents	54,211	124,308
Interest receivable	7,767	7,548
Prepaid expenses and other assets	2,244	1,015

Total assets	$807,680	$875,740

LIABILITIES
SBA debentures, net of deferred financing costs (Note 6)	$135,848	$144,004
Notes, net of deferred financing costs (Note 6)	202,857	300,294
Borrowings under Credit Facility, net of deferred financing costs (Note 6)	(824)	(1,048)
Secured Borrowings	13,500	—
Accrued interest and fees payable	5,476	3,500
Base management fee payable, net of base management fee waiver – due to affiliate	3,186	3,244
Income incentive fee payable, net of income incentive fee waiver – due to affiliate	2,550	2,610
Capital gains incentive fee payable – due to affiliate	15,005	11,031
Administration fee payable and other – due to affiliate	183	576
Taxes (receivable) payable	(425)	275
Accounts payable and other liabilities	957	494

Total liabilities	378,313	464,980

Commitments and contingencies (Note 7)
NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 24,437,400 and 24,437,400 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	24	24
Additional paid-in capital	363,751	363,751
Total distributable earnings	65,592	46,985

Total net assets	429,367	410,760

Total liabilities and net assets	$807,680	$875,740

Net asset value per common share	$17.57	$16.81

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

(in thousands, except shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment Income:
Interest income
Control investments	$975	$449	$1,568	$881
Affiliate investments	711	831	1,559	1,814
Non-control/non-affiliate investments	16,105	17,559	33,802	33,611

Total interest income	17,791	18,839	36,929	36,306
Payment-in-kind interest income
Control investments	596	445	937	870
Affiliate investments	84	29	195	69
Non-control/non-affiliate investments	424	707	940	1,323

Total payment-in-kind interest income	1,104	1,181	2,072	2,262
Dividend income
Control investments	568	—	568	—
Affiliate investments	110	1	110	108
Non-control/non-affiliate investments	149	17	242	46

Total dividend income	827	18	920	154
Fee income
Control investments	—	—	400	—
Affiliate investments	85	66	268	66
Non-control/non-affiliate investments	2,018	327	4,526	1,618

Total fee income	2,103	393	5,194	1,684
Interest on idle funds	1	2	1	10

Total investment income	21,826	20,433	45,116	40,416

Expenses:
Interest and financing expenses	4,562	4,863	9,756	9,823
Base management fee	3,215	3,193	6,391	6,465
Incentive fee—income	2,550	2,113	5,219	3,968
Incentive fee (reversal)—capital gains	3,883	(263)	3,974	(9,141)
Administrative service expenses	430	364	843	830
Professional fees	312	654	635	1,207
Other general and administrative expenses	396	500	741	835

Total expenses before base management and income incentive fee waivers	15,348	11,424	27,559	13,987

Base management and income incentive fee waivers	(29)	(423)	(29)	(423)

Total expenses, net of base management and incentive fee waivers	15,319	11,001	27,530	13,564

Net investment income before income taxes	6,507	9,432	17,586	26,852
Income tax provision (benefit)	34	141	32	144

Net investment income	6,473	9,291	17,554	26,708

Net realized and unrealized gains (losses) on investments:
Net realized gains (losses):
Control investments	—	—	957	—
Affiliate investments	—	87	—	24,419
Non-control/non-affiliate investments	2,150	117	4,409	7,163

Total net realized gain (loss) on investments	2,150	204	5,366	31,582

Income tax (provision) benefit from realized gains on investments	—	(14)	—	(1,065)
Net change in unrealized appreciation (depreciation):
Control investments	(6,877)	(68)	(5,985)	(1,764)
Affiliate investments	12,416	3,797	16,368	(35,453)
Non-control/non-affiliate investments	11,724	(5,237)	6,301	(38,881)

Total net change in unrealized appreciation (depreciation) on investments	17,263	(1,508)	16,684	(76,098)

Net gain (loss) on investments	19,413	(1,318)	22,050	(45,581)
Realized losses on extinguishment of debt	—	—	(2,180)	(125)

Net increase (decrease) in net assets resulting from operations	$25,886	$7,973	$37,424	$(18,998)

Per common share data:
Net investment income per share-basic and diluted	$0.26	$0.38	$0.72	$1.09

Net increase in net assets resulting from operations per share — basic and diluted	$1.06	$0.33	$1.53	$(0.78)

Dividends declared per share	$0.39	$0.30	$0.77	$0.69

Weighted average number of shares outstanding — basic and diluted	24,437,400	24,437,400	24,437,400	24,447,517

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except shares)

	Common Stock			Additional paid-in capital	Total distributable earnings	Total net assets
	Number of shares	Par value
Balances at December 31, 2019	24,463,119	$24		$366,061	$46,225	$412,310
Repurchases of common stock under Stock Repurchase Program (Note 8)	(25,719)	(0	)*	(268)	—	(268)
Net investment income	—	—		—	17,417	17,417
Net realized gain (loss) on investments, net of taxes	—	—		—	30,327	30,327
Net unrealized appreciation (depreciation) on investments	—	—		—	(74,590)	(74,590)
Realized losses on extinguishment of debt	—	—		—	(125)	(125)
Dividends declared	—	—		—	(9,537)	(9,537)

Balances at March 31, 2020	24,437,400	$24		$365,793	$9,717	$375,534

Net investment income	—	—		—	9,291	9,291
Net realized gain (loss) on investments, net of taxes	—	—		—	190	190
Net unrealized appreciation (depreciation) on investments	—	—		—	(1,508)	(1,508)
Realized losses on extinguishment of debt	—	—		—	—	—
Dividends declared	—	—		—	(7,331)	(7,331)

Balances at June 30, 2020	24,437,400	$24		$365,793	$10,359	$376,176

Balances at December 31, 2020	24,437,400	$24		$363,751	$46,985	$410,760

Net investment income	—	—		—	11,081	11,081
Net realized gain (loss) on investments, net of taxes	—	—		—	3,216	3,216
Net unrealized appreciation (depreciation) on investments	—	—		—	(579)	(579)
Realized losses on extinguishment of debt	—	—		—	(2,180)	(2,180)
Dividends declared	—	—		—	(9,286)	(9,286)

Balances at March 31, 2021	24,437,400	$24		$363,751	$49,237	$413,012

Net investment income	—	—		—	6,473	6,473
Net realized gain (loss) on investments, net of taxes	—	—		—	2,150	2,150
Net unrealized appreciation (depreciation) on investments	—	—		—	17,263	17,263
Realized losses on extinguishment of debt	—	—		—	—	—
Dividends declared	—	—		—	(9,531)	(9,531)

Balances at June 30, 2021	24,437,400	$24		$363,751	$65,592	$429,367

* amount is greater than zero but less than one

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$37,424	$(18,998)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(16,684)	76,098
Net realized (gain) loss on investments	(5,366)	(31,582)
Interest and dividend income paid-in-kind	(2,177)	(2,262)
Accretion of original issue discount	(605)	(103)
Accretion of loan origination fees	(1,139)	(514)
Purchase of investments	(167,349)	(85,097)
Proceeds from sales and repayments of investments	191,560	76,315
Proceeds from loan origination fees	1,171	1,444
Realized losses on extinguishment of debt	2,180	125
Amortization of deferred financing costs	1,117	1,098
Changes in operating assets and liabilities:
Interest receivable	(219)	(1,877)
Prepaid expenses and other assets	(1,164)	(171)
Accrued interest and fees payable	1,976	(94)
Base management fee payable, net of base management fee waiver – due to affiliate	(58)	(141)
Income incentive fee payable, net of income incentive fee waiver – due to affiliate	(60)	193
Capital gains incentive fee (reversal) – due to (from) affiliate	3,974	(9,141)
Administration fee payable and other – due to affiliate	(393)	(72)
Taxes payable	(700)	(424)
Accounts payable and other liabilities	463	91

Net cash provided by (used for) operating activities	43,951	4,888

Cash Flows from Financing Activities:
Proceeds received from SBA debentures	11,500	6,000
Repayments of SBA debentures	(19,200)	(7,000)
Principal payments on Notes	(100,000)	—
Proceeds received from (repayments of) borrowings under Credit Facility, net	—	18,000
Proceeds from secured borrowings	13,500	—
Payment of deferred financing costs	(1,031)	(496)
Dividends paid to stockholders, including expenses	(18,817)	(16,868)
Repurchases of common stock under Stock Repurchase Program	—	(268)

Net cash provided by (used for) financing activities	(114,048)	(632)

Net increase (decrease) in cash and cash equivalents	(70,097)	4,256
Cash and cash equivalents:
Beginning of period	124,308	15,012

End of period	$54,211	$19,268

Supplemental disclosure of cash flow information:
Cash payments for interest	$6,663	$8,819
Cash payments for taxes, net of tax refunds received	$732	$1,633

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

June 30, 2021

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Variable Index Spread / Floor (d)		Rate (e) Cash/PIK	Investment Date (f)	Maturity	Principal Amount	Cost	Fair Value (g)	Percent of Net Assets
Control Investments (t)
Hilco Plastics Holdings, LLC (dba Hilco Technologies)	Component Manufacturing
Revolving Loan (j)		(L + 9.50%) / (0.50%	)	10.00%/0.00%	12/20/2019	6/30/2022	$5,962	$5,962	$5,962
First Lien Debt (j)		(L + 9.50%) / (0.50%	)	10.00%/0.00%	12/20/2019	6/30/2022	4,324	4,324	4,324
Preferred Equity (1,000,000 units) (h)(j)					4/18/2018			1,000	—
Common Equity (72,507 units) (h)(j)					9/23/2016			473	—
Common Equity (Units N/A)					4/6/2021			10,450	10,428

								22,209	20,714	5%
Mesa Line Services, LLC	Utilities: Services
Second Lien Debt (j)				5.00%/7.00%	11/30/2017	2/1/2024	20,804	20,745	16,298
Common Equity (981 shares) (j)					11/30/2017			1,148	—
Common Equity (10 shares) (j)					4/22/2021			—	—

								21,893	16,298	4%
US GreenFiber, LLC	Building Products Manufacturing
Second Lien Debt (j)				8.00%/5.00%	7/3/2014	8/30/2024	15,784	15,780	13,557
Second Lien Debt (j)				8.50%/6.50%	11/9/2018	8/30/2024	5,203	5,203	5,328
Second Lien Debt (j)				8.50%/6.50%	8/10/2020	8/30/2024	5,174	5,174	5,271
Common Equity (2,522 units) (h)(j)					7/3/2014			586	—
Common Equity (425,508 units) (j)					8/30/2019			1	—
Common Equity (1,022,813 units) (h)(j)					7/1/2020			1,023	—

								27,767	24,156	5%

Total Control Investments								$71,869	$61,168	14%

Affiliate Investments (l)
FAR Research Inc. (n)	Specialty Chemicals
Common Equity (1,396 units)					3/31/2014			$—	$28	0%

Fiber Materials, Inc. (n)	Aerospace & Defense Manufacturing
Common Equity (10 units)					11/30/2016			—	42	0%

Medsurant Holdings, LLC	Healthcare Services
Preferred Equity (63,331 units) (h)(j)					4/12/2011			673	864
Warrant (252,588 units) (h)(j)(m)					4/12/2011			2,258	3,140

								2,931	4,004	1%
Mirage Trailers LLC	Utility Equipment Manufacturing
Second Lien Debt (k)		(L + 10.00%) / (1.00%	)	11.00%/5.00%	11/25/2015	11/25/2021	6,532	6,615	6,532
Common Equity (2,500,000 shares)					11/25/2015			2,188	3,540

								8,803	10,072	2%
Pfanstiehl, Inc.	Healthcare Products
Common Equity (4,250 units) (j)					3/29/2013			425	43,181	10%

Pinnergy, Ltd.	Oil & Gas Services
Common Equity—Class A-2 (42,500 units) (j)					10/13/2016			3,000	20,797	5%

Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	Aerospace & Defense Manufacturing
First Lien Debt (ag)		(L + 5.50%) / (1.00%	)	6.50%/0.00%	2/12/2021	2/11/2026	8,000	7,946	7,946
Common Equity (41,290 units) (j)					2/12/2021			2,608	4,272

								10,554	12,218	3%
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Common Equity (1,000,000 units)					11/12/2015			1,000	2,297	1%

Total Affiliate Investments								$26,713	$92,639	22%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

June 30, 2021

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Variable Index Spread / Floor (d)		Rate (e) Cash/PIK	Investment Date (f)	Maturity	Principal Amount	Cost	Fair Value (g)	Percent of Net Assets
Non-control/Non-affiliate Investments
2KDirect, Inc. (dba iPromote)	Information Technology Services
First Lien Debt (k)(ah)		(L + 6.75%) / (0.50%	)	7.25%/0.00%	6/25/2021	6/25/2026	$17,000	$16,931	$16,931
Common Equity (1,000,000 units)					6/25/2021			1,000	1,000

								17,931	17,931	4%
Aeronix Inc.	Aerospace & Defense Manufacturing
First Lien Debt (ai)		(L + 5.88%) / (0.50%	)	6.38%/0.00%	6/11/2021	6/11/2026	6,500	6,454	6,454
Common Equity (500 units)					6/11/2021			500	500

								6,954	6,954	2%
Allied 100 Group, Inc.	Healthcare Products
Subordinated Debt (k)				11.25%/0.00%	7/31/2019	5/26/2023	21,500	21,446	21,500
Common Equity (625,000 units) (j)					11/26/2014			626	1,138

								22,072	22,638	5%
Allredi, LLC (fka Marco Group International OpCo, LLC)	Industrial Cleaning & Coatings
Second Lien Debt				10.50%/1.75%	3/2/2020	9/2/2026	10,169	10,090	8,109
Common Equity (570,636 units) (h)(j)					7/21/2017			637	52

								10,727	8,161	2%
Alzheimer’s Research and Treatment Center, LLC	Healthcare Services
Common Equity (500 units) (h)(j)					10/23/2018			500	1,098	0%

American AllWaste LLC (dba WasteWater Transport Services)	Environmental Industries
First Lien Debt (j)(p)		(L + 6.15%) / (1.00%	)	7.15%/0.00%	6/28/2021	6/28/2026	19,000	18,851	18,851
Delayed Draw Commitment ($3,900 unfunded commitment) (j)(o)		(L + 3.75%) / (1.00%	)	4.75%/0.00%	6/28/2021	12/31/2022	—	—	—
Preferred Equity (500 units) (h)(j)					5/31/2018			500	188
Preferred Equity (207 units) (h)(j)					8/6/2019			250	226
Preferred Equity (141 units) (h)(j)					11/2/2020			171	171

								19,772	19,436	5%
Applied Data Corporation	Information Technology Services
First Lien Debt (v)		(L + 6.25%) / (1.50%	)	7.75%/0.00%	11/6/2020	11/6/2025	8,000	7,954	8,000
Common Equity (22 units)					11/6/2020			—	—
Preferred Equity (1,070,614 units)					11/6/2020			1,071	1,101

								9,025	9,101	2%
Argo Turboserve Corporation	Business Services
Second Lien Debt (j)		(L + 12.00%) / (2.00%	)	14.00%/0.00%	12/26/2018	6/28/2023	12,469	12,436	12,469	3%

AVC Investors, LLC (dba Auveco)	Specialty Distribution
Common Equity (5,000 units) (j)					1/3/2018			383	515	0%

B&B Roadway and Security Solutions, LLC	Component Manufacturing
Second Lien Debt				11.25%/4.00%	2/27/2018	1/1/2022	11,131	11,120	10,451
Common Equity (50,000 units) (h)(j)					2/27/2018			497	—

								11,617	10,451	2%
Bandon Fitness (Texas), Inc.	Retail
Common Equity (545,810 units) (j)					8/9/2019			931	1,659	0%

BCM One Group Holdings, Inc.	Information Technology Services
Subordinated Debt (k)				11.00%/0.00%	1/3/2019	7/3/2024	30,000	29,903	30,000
Common Equity (1,281 shares)					1/3/2019			48	752
Preferred Equity (74 shares)					1/3/2019			736	737

								30,687	31,489	7%
Bedford Precision Parts LLC	Specialty Distribution
First Lien Debt (j)(s)		(L + 6.25%) / (2.00%	)	8.25%/0.00%	3/12/2019	3/12/2024	4,531	4,510	4,477
Common Equity (500,000 units) (h)(j)					3/12/2019			500	313

								5,010	4,790	1%
Cardboard Box LLC (dba Anthony’s Coal Fired Pizza)	Restaurants
Common Equity (521,021 units) (j)					12/15/2015			521	—
Preferred Equity (1,043,133 units) (j)					12/6/2019			96	21

								617	21	0%
Combined Systems, Inc.	Aerospace & Defense Manufacturing
First Lien Debt		(L + 11.00%) / (2.00%	)	13.00%/0.00%	1/31/2020	1/31/2025	7,291	7,250	7,105
Revolving Loan ($550 unfunded commitment) (j)(ac)		(L + 10.00%) / (2.00%	)	12.00%/0.00%	1/31/2020	1/31/2025	3,450	3,432	3,450

								10,682	10,555	2%
Comply365, LLC	Aerospace & Defense Manufacturing
First Lien Debt (ad)		(L + 8.00%) /(1.00%	)	9.00%/0.00%	12/11/2020	12/11/2025	9,570	9,440	9,570
Common Equity (1,000,000 units)					12/11/2020			1,000	1,232

								10,440	10,802	3%
CRS Solutions Holdings, LLC (dba CRS Texas)	Business Services
Second Lien Debt				10.50%/1.50%	3/14/2018	4/30/2024	11,390	11,360	11,390
Common Equity (538,875 units) (h)(j)					3/14/2018			621	709

								11,981	12,099	3%
Dataguise, Inc.	Information Technology Services
First Lien Debt (j)				11.00%/0.00%	12/31/2020	12/31/2023	19,950	19,867	19,751
Common Equity (909 shares) (j)					12/31/2020			1,500	1,491

								21,367	21,242	5%
Diversified Search LLC	Business Services
First Lien Debt (k)(r)		(L + 6.50%) / (1.00%	)	7.50%/0.00%	2/7/2019	2/7/2024	17,355	17,190	17,355
Common Equity (573 units) (h)(j)					2/7/2019			593	784

								17,783	18,139	4%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

June 30, 2021

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Variable Index Spread / Floor (d)		Rate (e) Cash/PIK	Investment Date (f)	Maturity	Principal Amount	Cost	Fair Value (g)	Percent of Net Assets
EBL, LLC (EbLens)	Retail
Second Lien Debt (j)				12.00%/1.00%	7/13/2017	1/13/2023	9,277	9,247	7,939
Common Equity (75,000 units) (j)					7/13/2017			750	—

								9,997	7,939	2%
ECM Industries, LLC	Component Manufacturing
Subordinated Debt (j)				11.50%/0.00%	4/30/2020	5/23/2026	11,500	11,314	11,500
Common Equity (1,000,000 units) (h)(j)					4/30/2020			1,000	1,847

								12,314	13,347	3%
Elements Brands, LLC	Consumer Products
First Lien Debt				12.25%/0.00%	12/31/2020	12/31/2025	5,925	5,895	5,925
Revolving Loan ($838 unfunded commitment) (i)(j)				12.25%/0.00%	12/31/2020	12/31/2025	2,162	2,147	2,162

								8,042	8,087	2%
Frontline Food Services, LLC (f/k/a Accent Food Services, LLC)	Vending Equipment Manufacturing
Preferred Equity (Class A Units) (46 units) (j)					12/31/2020			2,000	1,825
Common Equity (Class B Units) (124 units) (j)					12/31/2020			—	—
Preferred Equity (Class C Units) (100 units) (j)					12/31/2020			—	—

								2,000	1,825	0%
Global Plasma Solutions, Inc.	Component Manufacturing
Common Equity (947 shares) (j)					9/21/2018			52	6,108	1%

GP&C Operations, LLC (dba Garlock Printing and Converting)	Component Manufacturing
First Lien Debt (w)		(L + 7.25%) / (1.00%	)	8.25%/0.00%	1/22/2021	1/22/2026	11,000	10,849	10,849
Common Equity (515,625 units) (h)(j)					1/22/2021			516	516

								11,365	11,365	3%
Gurobi Optimization, LLC	Information Technology Services
Common Equity (3 shares)					12/19/2017			607	2,138	0%

Haematologic Technologies, Inc.	Healthcare Services
First Lien Debt (x)		(L + 8.25%) / (2.00%	)	10.25%/0.00%	10/11/2019	10/11/2024	5,500	5,473	4,759
Common Equity (549 units) (h)(j)					10/11/2019			549	49

								6,022	4,808	1%
Hallmark Health Care Solutions, Inc.	Healthcare Services
First Lien Debt (j)(ae)		(L + 7.25%) / (1.50%	)	8.75%/0.00%	12/4/2020	12/4/2025	8,460	8,404	8,460
Common Equity (750,000 units) (j)					12/4/2020			750	1,633

								9,154	10,093	2%
Healthfuse, LLC	Healthcare Services
First Lien Debt (af)		(L + 7.25%) / (1.00%	)	8.25%/0.00%	11/13/2020	11/13/2025	5,985	5,949	5,985
Preferred Equity (197,980 units)					11/13/2020			750	801

								6,699	6,786	2%
Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt (k)				13.50%/0.00%	3/23/2016	3/31/2023	25,000	24,979	21,672
Common Equity (3,750 units)					3/23/2016			128	—
Preferred Equity (868 units) (j)					10/16/2020			153	—

								25,260	21,672	5%
IBH Holdings, LLC (fka Inflexxion, Inc.)	Business Services
Common Equity (150,000 units)					6/20/2018			—	390	0%

Ipro Tech, LLC	Information Technology Services
First Lien Debt (j)(u)		(L + 8.50%) / (2.00%	)	10.50%/0.00%	6/30/2020	6/30/2025	2,453	1,961	2,438	1%

ISI PSG Holdings, LLC (dba Incentive Solutions, Inc.)	Business Services
First Lien Debt (j)(aj)		(L + 7.50%) / (0.50%	)	8.00%/0.00%	4/5/2021	4/5/2026	11,500	11,410	11,410
First Lien Debt (j)(an)		(L + 7.50%) / (0.50%	)	8.00%/0.00%	6/30/2021	4/5/2026	13,500	13,500	13,500
Common Equity (256,964 units) (h)(j)					4/5/2021			500	500

								25,410	25,410	6%
K2 Merger Agreement Agent, LLC (fka K2 Industrial Services, Inc.) (n)	Industrial Cleaning & Coatings
Second Lien Debt (j)				0.00%/10.00%	1/28/2019	1/28/2023	2,250	2,250	2,250	1%
The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Common Equity (855 shares) (j)					12/8/2017			933	1,601	0%

Level Education Group, LLC (dba CE4Less)	Business Services
First Lien Debt (ak)		(L + 6.75%) / (0.50%	)	7.25%/0.00%	4/1/2021	4/1/2026	5,500	5,461	5,461
Common Equity (1,000,000 units) (j)					4/1/2021			1,000	1,000

								6,461	6,461	1%
LifeSpan Biosciences, Inc.	Healthcare Products
Subordinated Debt (j)				11.50%/0.00%	3/19/2021	9/19/2026	16,000	15,924	15,924
Common Equity (100 shares) (j)					3/19/2021			1,000	1,000

								16,924	16,924	4%
LNG Indy, LLC (dba Kinetrex Energy)	Oil & Gas Distribution
Second Lien Debt (k)				11.50%/0.00%	12/28/2016	12/31/2023	11,000	10,986	11,000
Common Equity (500 units)					12/28/2016			500	1,689

								11,486	12,689	3%
Midwest Transit Equipment, Inc.	Transportation services
Warrant (7,192 shares) (j)(m)					6/23/2017			180	18
Warrant (4.79% of Junior Subordinated Notes) (j)(q)					6/23/2017			190	256

								370	274	0%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

June 30, 2021

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Variable Index Spread / Floor (d)		Rate (e) Cash/PIK	Investment Date (f)	Maturity	Principal Amount	Cost	Fair Value (g)	Percent of Net Assets
NGT Acquisition Holdings, LLC (dba Techniks Industries)	Component Manufacturing
Common Equity (378 units) (j)					5/24/2017			500	238	0%

OMC Investors, LLC (dba Ohio Medical Corporation)	Healthcare Products
Second Lien Debt				13.00%/0.00%	1/26/2021	6/30/2024	5,000	4,956	5,000
Common Equity (5,000 units)					1/15/2016			215	721

								5,171	5,721	1%
Palisade Company, LLC	Information Technology Services
Common Equity (50 shares) (j)					11/15/2018			500	1,010	0%

Palmetto Moon, LLC	Retail
Common Equity (499 units) (j)					11/3/2016			494	513	0%

Pool & Electrical Products, LLC	Specialty Distribution
Second Lien Debt (j)				11.75%/0.00%	10/28/2020	4/28/2027	12,000	11,892	12,000
Common Equity (15,000 units) (h)(j)					10/28/2020			1,500	3,688

								13,392	15,688	4%
Power Grid Components, Inc.	Specialty Distribution
Second Lien Debt (k)				11.00%/0.50%	4/12/2018	12/2/2025	17,488	17,420	17,488
Preferred Equity (392 shares) (j)					4/12/2018			392	535
Preferred Equity (48 shares) (j)					12/2/2019			48	66
Common Equity (10,622 shares) (j)					4/12/2018			462	585

								18,322	18,674	4%
Prime AE Group, Inc.	Business Services
First Lien Debt (j)		(L + 6.25%) / (2.00%	)	8.25%/0.00%	11/25/2019	11/25/2024	6,500	6,369	6,500
Preferred Equity (500,000 shares) (j)					11/25/2019			500	568

								6,869	7,068	2%
Pugh Lubricants, LLC (n)	Specialty Distribution
Common Equity (3,062 units) (h)(j)					11/10/2016			—	23	0%

Revenue Management Solutions, LLC	Information Technology Services
Common Equity (113 shares)					1/4/2017			1,125	3,982	1%

Rhino Assembly Company, LLC	Specialty Distribution
Second Lien Debt (k)				12.00%/1.50%	8/11/2017	2/11/2023	10,748	10,729	10,748
Delayed Draw Commitment ($875 unfunded commitment) (i)(j)				12.00%/1.50%	8/11/2017	5/17/2022	—	—	—
Common Equity (Class A Units) (8,864 units) (h)(j)					8/11/2017			944	694
Preferred Equity (Units N/A) (h)(j)					12/10/2020			136	144
Common Equity (Class F Units) (355 units) (h)(j)					12/10/2020			—	—

								11,809	11,586	3%
Road Safety Services, Inc.	Business Services
Second Lien Debt				11.25%/1.00%	9/18/2018	3/18/2024	10,451	10,427	10,451
Common Equity (655 units)					9/18/2018			621	972

								11,048	11,423	3%
Routeware, Inc.	Information Technology Services
First Lien Debt (k)(aa)		(L + 6.75%) / (1.25%	)	8.00%/0.00%	2/7/2020	2/7/2026	16,845	16,759	16,845	4%

SES Investors, LLC (dba SES Foam)	Building Products Manufacturing
Second Lien Debt (h)(j)					9/8/2016			—	—
Common Equity (6,000 units) (h)(j)					9/8/2016			537	2,091

								537	2,091	1%
Specialized Elevator Services Holdings, LLC	Business Services
First Lien Debt (j)(y)		(L + 5.50%) / (2.00%	)	7.50%/0.00%	5/7/2019	5/3/2024	12,889	12,798	12,889
Common Equity (596 units) (j)					5/8/2019			596	586

								13,394	13,475	3%
SpendMend LLC	Business Services
Common Equity (1,000,000 units)					1/8/2018			967	2,000	1%

TransGo, LLC	Component Manufacturing
Common Equity (500 units) (j)					2/28/2017			430	1,416	0%

The Tranzonic Companies	Specialty Distribution
Subordinated Debt (j)				10.00%/1.00%	3/27/2018	3/27/2025	7,037	7,000	7,037
Preferred Equity (5,653 units) (j)					3/27/2018			565	765
Common Equity (1 units) (j)					3/27/2018			—	1,227

								7,565	9,029	2%
UBEO, LLC	Business Services
Subordinated Debt (j)				11.00%/0.00%	4/3/2018	10/3/2024	13,893	13,824	13,893
Common Equity (705,000 units) (h)(j)					4/3/2018			668	866

								14,492	14,759	3%
United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)(j)					4/1/2012			1,008	—
Warrant (57,469 units) (j)(m)					3/5/2012			566	—

								1,574	—	0%
UPG Company, LLC	Component Manufacturing
First Lien Debt (j)(al)		(L + 8.25%) / (0.50%	)	8.75%/0.00%	6/21/2021	6/21/2024	12,000	11,906	11,906	3%

Virginia Tile Company, LLC	Specialty Distribution
Common Equity (17 units) (j)					12/19/2014			342	686	0%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

June 30, 2021

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Variable Index Spread / Floor (d)	Rate (e) Cash/PIK	Investment Date (f)	Maturity	Principal Amount	Cost	Fair Value (g)	Percent of Net Assets
Western’s Smokehouse, LLC	Consumer Products
First Lien Debt (j)(ab)		(L + 6.50%) / (1.25%)	7.75%/0.00%	2/28/2020	12/23/2024	9,625	9,517	9,625	2%

Winona Foods, Inc.	Specialty Distribution
First Lien Debt (j)(am)		(L + 12.00%) / (1.00%)	13.00%/0.00%	4/1/2021	4/1/2026	4,000	3,864	3,864
First Lien Debt		(L + 13.00%) / (1.00%)	14.00%/0.00%	4/1/2021	4/1/2026	7,000	6,950	6,950

							10,814	10,814	3%
Wonderware Holdings, LLC (dba CORE Business Technologies)	Information Technology Services
First Lien Debt ($2,000 unfunded commitment) (k)(z)		(L + 7.25%) / (1.00%)	8.25%/0.00%	2/10/2021	2/9/2026	6,500	6,455	6,455	2%

Worldwide Express Operations, LLC	Transportation services
Second Lien Debt (j)		(L + 8.00%) / (1.00%)	9.00%/0.00%	2/27/2017	2/3/2025	20,000	19,816	20,000
Common Equity (2,000 units) (h)(j)				2/27/2017			1,478	3,617

							21,294	23,617	6%
Xeeva, Inc.	Information Technology Services
First Lien Debt (j)		(L + 10.50%) / (1.50%)	12.00%/0.00%	2/11/2021	2/11/2026	8,900	8,852	8,852	2%

Total Non-control/Non-affiliate Investments							$572,350	$589,651	137%

Total Investments							$670,932	$743,458	173%

(a)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(b)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(c)	All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.
(d)

Variable rate investments bear interest at a rate indexed to LIBOR (L), which is reset monthly, bimonthly, quarterly, or semi-annually. Certain variable rate investments also include a LIBOR interest rate floor. For each investment, the Company has provided the spread over the reference rate and the LIBOR floor, if any, as of June 30, 2021.

(e)	Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of June 30, 2021. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
(f)	Investment date represents the date of the initial investment in the security.
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
(i)

The disclosed commitment represents the unfunded amount as of June 30, 2021. The Company is earning 0.50% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate which will be earned if the commitment is funded.

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
(o)

The disclosed commitment represents the unfunded amount as of June 30, 2021. The Company is earning 0.75% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate which will be earned if the commitment is funded.

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
(r)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.15% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(u)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.49% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(v)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.23% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(w)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 7.20% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(y)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.30% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(z)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.85% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ab)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.52% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

June 30, 2021

(in thousands, except shares)

(ac)

The disclosed commitment represents the unfunded amount as of June 30, 2021. The Company is earning 1.00% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

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

(af)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.50% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ag)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.48% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ah)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.25% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ai)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.84% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(aj)

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

(ak)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.83% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(al)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.56% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(am)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 8.25% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(an)

The Company sold a participating interest of approximately $13.5 million in aggregate principal amount of the portfolio company’s first lien senior secured term loan. As the transaction did not qualify as a “true sale” in accordance with U.S. generally accepted accounting principles (“GAAP”), the Company recorded a corresponding secured borrowing in the Consolidated Statements of Assets and Liabilities.

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

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

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

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Variable Index Spread /Floor (d)		Rate (e) Cash/PIK	Investment Date (f)	Maturity	Principal Amount	Cost	Fair Value (g)	Percent of Net Assets
Palisade Company, LLC	Information Technology Services
Common Equity (50 shares) (j)					11/15/2018			500	630	0%

Palmetto Moon, LLC	Retail
First Lien Debt (j)				11.50%/2.50%	11/3/2016	10/31/2021	4,779	4,773	4,779
Common Equity (499 units) (j)					11/3/2016			494	159

								5,267	4,938	1%
Pool & Electrical Products, LLC	Specialty Distribution
Second Lien Debt (j)				11.75%/0.00%	10/28/2020	4/28/2027	12,000	11,883	11,883
Common Equity (15,000 units) (h)(j)					10/28/2020			1,500	1,500

								13,383	13,383	3%
Power Grid Components, Inc.	Specialty Distribution
Second Lien Debt (k)				11.00%/1.00%	4/12/2018	12/2/2025	22,433	22,357	22,433
Preferred Equity (392 shares) (j)					4/12/2018			392	509
Preferred Equity (48 shares) (j)					12/2/2019			48	63
Common Equity (10,622 shares) (j)					4/12/2018			462	740

								23,259	23,745	6%
Prime AE Group, Inc.	Business Services
First Lien Debt (j)		(L + 6.25%) / (2.00%	)	8.25%/0.00%	11/25/2019	11/25/2024	6,833	6,683	6,833
Preferred Equity (500,000 shares) (j)					11/25/2019			500	566

								7,183	7,399	2%
Revenue Management Solutions, LLC	Information Technology Services
Common Equity (113 shares)					1/4/2017			1,125	3,081	1%

Rhino Assembly Company, LLC	Specialty Distribution
Second Lien Debt (k)				12.00%/1.50%	8/11/2017	2/11/2023	10,682	10,655	10,682
Delayed Draw Commitment ($875 unfunded commitment) (i)(j)				12.00%/1.00%	8/11/2017	5/17/2022	—	—	—
Common Equity (Class A Units) (8,864 units) (h)(j)					8/11/2017			944	629
Preferred Equity (Units N/A) (h)(j)					12/10/2020			136	137
Common Equity (Class F Units) (355 units) (h)(j)					12/10/2020			—	—

								11,735	11,448	3%
Road Safety Services, Inc.	Business Services
Second Lien Debt				11.25%/1.50%	9/18/2018	3/18/2024	10,379	10,351	10,379
Common Equity (655 units)					9/18/2018			621	882

								10,972	11,261	3%
Rohrer Corporation	Packaging
Subordinated Debt (j)				10.50%/1.00%	10/1/2018	4/1/2024	14,017	13,976	14,017
Common Equity (400 shares) (j)					7/18/2016			780	1,591

								14,756	15,608	4%
Routeware, Inc.	Information Technology Services
First Lien Debt (k)(aa)		(L + 7.00%) / (1.75%	)	8.75%/0.00%	2/7/2020	2/7/2025	14,888	14,814	14,888	4%

SES Investors, LLC (dba SES Foam)	Building Products Manufacturing
Second Lien Debt				13.00%/0.00%	9/8/2016	12/29/2022	1,000	997	1,000
Common Equity (6,000 units) (h)(j)					9/8/2016			537	1,869

								1,534	2,869	1%
Software Technology, LLC	Information Technology Services
Subordinated Debt (k)				11.00%/0.00%	12/23/2016	6/23/2023	10,000	9,980	10,000
Common Equity (6 shares)					12/23/2016			646	942

								10,626	10,942	3%
Specialized Elevator Services Holdings, LLC	Business Services
First Lien Debt (j)(y)		(L + 5.25%) / (2.00%	)	7.25%/0.00%	5/7/2019	5/3/2024	12,889	12,782	12,889
Common Equity (596 units) (j)					5/8/2019			596	647

								13,378	13,536	3%
SpendMend LLC	Business Services
Common Equity (1,000,000 units)					1/8/2018			972	1,915	0%

TransGo, LLC	Component Manufacturing
Common Equity (500 units) (j)					2/28/2017			474	996	0%

The Tranzonic Companies	Specialty Distribution
Subordinated Debt (j)				10.00%/1.00%	3/27/2018	3/27/2025	7,001	6,959	7,001
Preferred Equity (5,653 units) (j)					3/27/2018			565	730
Common Equity (1 units) (j)					3/27/2018			—	683

								7,524	8,414	2%
UBEO, LLC	Business Services
Subordinated Debt (j)				11.00%/0.00%	4/3/2018	10/3/2024	13,893	13,814	13,893
Common Equity (705,000 units) (h)(j)					4/3/2018			668	661

								14,482	14,554	3%
United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)(j)					4/1/2012			1,008	—
Warrant (57,469 units) (j)(m)					3/5/2012			566	—

								1,574	—	0%
Virginia Tile Company, LLC	Specialty Distribution
Second Lien Debt (j)				12.25%/0.00%	12/19/2014	4/7/2022	12,000	11,998	12,000
Common Equity (17 units) (j)					12/19/2014			342	521

								12,340	12,521	3%
Western’s Smokehouse, LLC	Consumer Products
First Lien Debt (j)(ab)		(L + 6.50%) / (1.25%	)	7.75%/0.00%	2/28/2020	12/23/2024	10,000	9,876	10,000	2%

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except shares)

Portfolio Company (a)(b) Investment Type (c)	Industry	Variable Index Spread / Floor (d)		Rate (e) Cash/PIK	Investment Date (f)	Maturity	Principal Amount	Cost	Fair Value (g)	Percent of Net Assets
Wheel Pros, Inc.	Specialty Distribution
Second Lien Debt (j)		(L + 9.00%) / (1.00%	)	10.00%/0.00%	11/10/2020	11/10/2028	20,000	19,411	19,411
Preferred Equity (347,222 units) (j)					5/15/2019			301	1,031

								19,712	20,442	5%
Worldwide Express Operations, LLC	Transportation services
Second Lien Debt (j)		(L + 8.00%) / (1.00%	)	9.00%/0.00%	2/27/2017	2/3/2025	20,000	19,791	20,000
Common Equity (2,000 units) (h)(j)					2/27/2017			1,478	1,942

								21,269	21,942	5%

Total Non-control/Non-affiliate Investments								$622,222	$633,222	154%

Total Investments								$687,027	$742,869	181%

(a)	See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(b)	Equity ownership may be held in shares or units of companies related to the portfolio companies.
(c)	All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.
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

Partial loan and equity sales: The Company follows the guidance in ASC 860, Transfers and Servicing, when accounting for loan (debt investment) participations, equity assignments and other partial loan sales. Such guidance requires a participation, assignment or other partial loan or equity sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations, assignments or other partial loan or equity sales which do not meet the definition of a participating interest should remain on the Company’s

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

consolidated statements of assets and liabilities and the proceeds recorded as a secured borrowing until the definition is met. For these partial loan sales, the interest earned on the entire loan balance is recorded within “interest income” and the interest earned by the buyer is the partial loan sale is recorded within “interest and financing expenses” in the accompanying consolidated statements of operations.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits included in the income tax provision, if any. There were no material uncertain income tax positions at June 30, 2021 and December 31, 2020. The Company’s tax returns are generally subject to examination by U.S. federal and most state tax authorities for a period of three years from the date the respective returns are filed, and, accordingly, the Company’s 2017 through 2019 tax years remain subject to examination.

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

Earnings and net asset value per share: The earnings per share calculations for the three and six months ended June 30, 2021 and 2020, are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Stock Repurchase Program: The Company has an open market stock repurchase program (the “Stock Repurchase Program”) under which the Company may acquire up to $5,000 of its outstanding common stock. Under the Stock Repurchase Program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by the Company’s management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 26, 2020, the Board extended the Stock Repurchase Program through December 31, 2021, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require the Company to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. The Company did not make any repurchases of common stock during the three and six months ended June 30, 2021. During the three and six months ended June 30, 2020, the Company repurchased zero and 25,719 shares of common stock on the open market for zero and $268, respectively. Refer to Note 8 for additional information concerning stock repurchases.

Recent accounting pronouncements:

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the six months ended June 30, 2021.

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

As of June 30, 2021, the Company had active investments in 72 portfolio companies and residual investments in four portfolio companies that have sold their underlying operations. The aggregate fair value of the total portfolio was $743,458 and the weighted average effective yield on the Company’s debt investments was 12.2% as of such date. As of June 30, 2021, the Company held equity investments in 85.5% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 7.4%.

As of December 31, 2020, the Company had active investments in 66 portfolio companies and residual investments in three portfolio companies that have sold their underlying operations. The aggregate fair value of the total portfolio was $742,869 and the weighted average effective yield on the Company’s debt investments was 12.2% as of such date. As of December 31, 2020, the Company held equity investments in 88.4% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 5.3%.

The weighted average yield of the Company’s debt investments is not the same as a return on investment for its stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of all of the Company’s and its subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of June 30, 2021 and December 31, 2020, including accretion of OID and debt investment origination fees, but excluding investments on non-accrual status and investments recorded as a secured borrowing, if any.

Purchases of debt and equity investments for the six months ended June 30, 2021 and 2020 totaled $167,349 and $85,097, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the six months ended June 30, 2021 and 2020 totaled $191,560 and $76,315, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	June 30,		December 31,		June 30,		December 31,
	2021		2020		2021		2020
First Lien Debt(1)	$285,011	38.3%	$187,353	25.2%	$284,630	42.4%	$184,585	26.9%
Second Lien Debt	207,953	28.0	332,154	44.7	221,225	33.0	341,947	49.7
Subordinated Debt	99,854	13.4	107,911	14.5	99,411	14.8	107,343	15.6
Equity	147,226	19.8	112,836	15.2	62,472	9.3	49,958	7.3
Warrants	3,414	0.5	2,615	0.4	3,194	0.5	3,194	0.5

Total	$743,458	100.0%	$742,869	100.0%	$670,932	100.0%	$687,027	100.0%

(1)

Includes unitranche investments, which account for 30.6% and 33.8% of our portfolio on a fair value and cost basis as of June 30, 2021, respectively. Includes unitranche investments, which account for 17.3% and 18.4% of our portfolio on a fair value and cost basis as of December 31, 2020, respectively.

All investments made by the Company as of June 30, 2021 and December 31, 2020 were made in portfolio companies headquartered in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Fair Value				Cost
	June 30,		December 31,		June 30,		December 31,
	2021		2020		2021		2020
Midwest	$195,280	26.3%	$225,745	30.4%	$147,252	21.9%	$189,560	27.6%
Southeast	170,342	22.9	153,291	20.6	144,190	21.5	129,974	18.9
Northeast	144,830	19.5	123,268	16.6	148,282	22.1	127,833	18.6
West	102,034	13.7	108,673	14.6	97,148	14.5	109,221	15.9
Southwest	130,972	17.6	131,892	17.8	134,060	20.0	130,439	19.0

Total	$743,458	100.0%	$742,869	100.0%	$670,932	100.0%	$687,027	100.0%

The following table shows portfolio composition by type and by geographic region at fair value as a percentage of net assets.

By Type			By Geographic Region
	June 30,	December 31,		June 30,	December 31,
	2021	2020		2021	2020
First Lien Debt	66.4%	45.6%	Midwest	45.5%	55.0%
Second Lien Debt	48.4	80.9	Southeast	39.7	37.3
Subordinated Debt	23.3	26.3	Northeast	33.7	30.0
Equity	34.3	27.5	West	23.8	26.5
Warrants	0.8	0.6	Southwest	30.5	32.1

Total	173.2%	180.9%	Total	173.2%	180.9%

As of June 30, 2021 and December 31, 2020, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio on a fair value or cost basis. As of June 30, 2021 and December 31, 2020, the Company had no portfolio company investments that represented more than 5% of our total assets.

As of June 30, 2021, the Company had no debt investments on non-accrual status. As of December 31, 2020, the Company had debt investments in one portfolio company on non-accrual status.

	June 30, 2021				December 31, 2020
	Fair				Fair
Portfolio Company	Value		Cost		Value		Cost
EBL, LLC (EbLens)	$—	(2)	$—	(2)	$5,454	(1)	$9,214	(1)

Total	$—		$—		$5,454		$9,214

(1)	Portfolio company was on PIK-only on non-accrual status at period end, meaning the Company has ceased recognizing PIK interest income on the investment.
(2)	Portfolio company debt investment was not on non-accrual status at period end.

Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of control and affiliate investments as of December 31, 2020 and any additions and reductions made to such investments during the six months ended June 30, 2021, the ending fair value as of June 30, 2021, and the total investment income earned on such investments during the period.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

						Six Months Ended June 30, 2021
Portfolio Company (1)	June 30, 2021 Principal Amount - Debt Investments	December 31, 2020 Fair Value	Gross Additions (2)	Gross Reductions (3)	June 30, 2021 Fair Value	Net Realized Gains (Losses) (4)	Net Change in Unrealized Appreciation (Depreciation)	Interest Income	Payment-in- kind Interest Income	Dividend Income	Fee Income
Control Investments
Hilco Plastics Holdings, LLC (dba Hilco Technologies)(6)	$10,286	$—	$22,210	$(1,496)	$20,714	$—	$(1,495)	$263	$—	$568	$—
Mesa Line Services, LLC (6)	20,804	—	21,894	(5,596)	16,298	—	(5,596)	161	221	—	—
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)(5)	—	7,391	1,986	(9,377)	—	957	1,029	90	—	—	400
US GreenFiber, LLC	26,161	20,862	3,294	—	24,156	—	77	1,054	716	—	—

Total Control Investments	$57,251	$28,253	$49,384	$(16,469)	$61,168	$957	$(5,985)	$1,568	$937	$568	$400

Affiliate Investments
FAR Research Inc.	$—	$28	$—	$—	$28	$—	$—	$—	$—	$—	$—
Fiber Materials, Inc.	—	41	1	—	42	—	—	—	—	—	—
Medsurant Holdings, LLC	—	10,960	1,075	(8,031)	4,004	—	1,072	331	—	—	91
Mirage Trailers LLC	6,532	6,494	3,622	(44)	10,072	—	3,447	375	165	110	—
Pfanstiehl, Inc.	—	33,505	9,676	—	43,181	—	9,677	—	—	—	—
Pinnergy, Ltd.	—	20,589	208	—	20,797	—	208	—	—	—	—
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)(5)	8,000	—	12,277	(59)	12,218	—	1,664	395	—	—	177
Steward Holding LLC (dba Steward Advanced Materials)	—	9,777	332	(7,812)	2,297	—	300	458	30	—	—

Total Affiliate Investments	$14,532	$81,394	$27,191	$(15,946)	$92,639	$—	$16,368	$1,559	$195	$110	$268

(1)	The investment type, industry, ownership detail for equity investments, and if the investment is income producing is disclosed in the consolidated schedule of investments.
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

(5)	Portfolio company was transferred to Affiliate investments from Control investments during the six months ended June 30, 2021.
(6)	Portfolio company was transferred to Control investments from Non-control/Non-affiliate investments during the six months ended June 30, 2021.

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

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the six months ended June 30, 2021 and 2020.

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the six months ended June 30, 2021 and 2020:

	First Lien Debt	Second Lien Debt	Subordinated Debt	Equity	Warrants	Total
Balance, December 31, 2019	$108,327	$383,077	$140,843	$126,564	$8,108	$766,919
Net realized gains (losses) on investments	(4)	100	—	29,624	1,862	31,582
Net change in unrealized appreciation (depreciation) on investments	(1,890)	(26,898)	(1,254)	(43,029)	(3,027)	(76,098)
Purchase of investments	49,239	20,999	13,500	1,359	—	85,097
Proceeds from sales and repayments of investments	(15,263)	(12,780)	(1,567)	(42,214)	(4,491)	(76,315)
Interest and dividend income paid-in-kind	71	1,918	273	—	—	2,262
Proceeds from loan origination fees	(1,036)	(158)	(250)	—	—	(1,444)
Accretion of loan origination fees	174	247	91	2	—	514
Accretion of original issue discount	72	31	—	—	—	103

Balance, June 30, 2020	$139,690	$366,536	$151,636	$72,306	$2,452	$732,620

Balance, December 31, 2020	$187,353	$332,154	$107,911	$112,836	$2,615	$742,869
Net realized gains (losses) on investments	—	—	—	5,366	—	5,366
Net change in unrealized appreciation (depreciation) on investments	(2,387)	(3,479)	(125)	21,876	799	16,684
Purchase of investments	132,900	11,500	16,001	6,948	—	167,349
Proceeds from sales and repayments of investments	(32,568)	(135,048)	(24,039)	95	—	(191,560)
Interest and dividend income paid-in-kind	40	1,974	58	105	—	2,177
Proceeds from loan origination fees	(1,038)	(54)	(79)	—	—	(1,171)
Accretion of loan origination fees	711	301	127	—	—	1,139
Accretion of original issue discount	—	605	—	—	—	605

Balance, June 30, 2021	$285,011	$207,953	$99,854	$147,226	$3,414	$743,458

Net change in unrealized appreciation/(depreciation) of $14,214 and $16,349 for the three and six months ended June 30, 2021, respectively, was attributable to Level 3 investments held at June 30, 2021. Net change in unrealized (depreciation) of $(1,508) and $(75,441) for the three and six months ended June 30, 2020, respectively, was attributable to Level 3 investments held at June 30, 2020.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of June 30, 2021 and December 31, 2020. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at June 30, 2021	Valuation Techniques	Unobservable Inputs	Range (weighted average)(1)
Debt investments:
First Lien Debt	$265,345	Discounted cash flow	Weighted average cost of capital	4.5% - 35.0% (12.2%)
	10,814	Enterprise value	Asset Coverage	1.1x - 1.1x (1.1x)
	8,852	Enterprise value	Revenue multiples	5.0x - 5.0x (5.0x)
Second Lien Debt	185,294	Discounted cash flow	Weighted average cost of capital	9.3% - 25.0% (16.4%)
	7,940	Enterprise value	EBITDA multiples	3.3x - 3.3x (3.3x)
	14,719	Enterprise value	Asset Coverage	1.1x - 1.3x (1.3x)
Subordinated Debt	99,854	Discounted cash flow	Weighted average cost of capital	11.5% - 12.0% (11.7%)
Equity investments:
Equity	147,226	Enterprise value	EBITDA multiples	3.3x - 17.8x (7.9x)
Warrants	3,414	Enterprise value	EBITDA multiples	4.5x - 6.0x (5.9x)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

	Fair Value at December 31, 2020	Valuation Techniques	Unobservable Inputs	Range (weighted average)(1)
Debt investments:
First Lien Debt	$183,238	Discounted cash flow	Weighted average cost of capital	6.8% - 16.3% (10.3%)
	4,115	Enterprise value	Asset Coverage	1.8x - 1.8x (1.8x)
Second Lien Debt	306,405	Discounted cash flow	Weighted average cost of capital	9.3% - 27.0% (14.0%)
	5,454	Enterprise value	EBITDA multiples	3.9x - 3.9x (3.9x)
	5,123	Enterprise value	Revenue multiples	2.1x - 2.1x (2.1x)
	15,172	Enterprise value	Asset Coverage	1.2x - 1.2x (1.2x)
Subordinated Debt	107,911	Discounted cash flow	Weighted average cost of capital	11.5% - 12.0% (11.7%)
Equity investments:
Equity	110,568	Enterprise value	EBITDA multiples	3.9x - 15.3x (8.1x)
	2,268	Enterprise value	Revenue multiples	2.1x - 2.1x (2.1x)
Warrants	2,615	Enterprise value	EBITDA multiples	4.5x - 6.5x (6.2x)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The following tables summarize the carrying value and fair value of the Company’s debt obligations as of June 30, 2021 and December 31, 2020.

	June 30, 2021(6)		December 31, 2020
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
SBA debentures (2)	$139,300	$139,300	$147,000	$147,000
Credit Facility borrowings (3)	—	—	—	—
2023 Notes (4)	—	—	50,000	50,620
February 2024 Notes (4)	19,000	19,266	69,000	69,745
November 2024 Notes (4)	63,250	65,223	63,250	64,389
2026 Notes (5)	125,000	125,286	125,000	125,000

Total	$346,550	$349,075	$454,250	$456,754

(1)	Carrying value represents the outstanding principal balance of the debt obligation.
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

(6)	Totals exclude $13,500 of Secured Borrowings.

The following table summarizes the inputs used to value the Company’s debt obligations if measured at fair value as of June 30, 2021 and December 31, 2020.

	Fair Value
Valuation Inputs	June 30, 2021	December 31, 2020
Level 1	$84,489	$184,754
Level 2	—	—
Level 3	264,586	272,000

Total	$349,075	$456,754

Note 5. Related Party Transactions

Investment Advisory Agreement: The Company has entered into an Investment Advisory Agreement with the Investment Advisor. On June 10, 2021, the Board approved the renewal of the Investment Advisory Agreement through June 20, 2022. Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Board, the Investment Advisor provides investment advisory services to the Company. For providing these services, the Investment Advisor receives a fee, consisting of two components — a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The Board of Directors accepted a voluntary, non-contractual, and unconditional waiver from the Investment Advisor to exclude any investments recorded as secured borrowings as defined under GAAP from the base management fee payable as of June 30, 2021. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement was $3,215 and $6,391 for the three and six months ended June 30, 2021, and $3,193 and $6,465 for the three and six months ended June 30, 2020, respectively. The base management fee waiver was $29 for the three and six months ended June 30, 2021. There was no base management fee waiver for the three and six months ended June 30, 2020. As of June 30, 2021 and December 31, 2020, the base management fee payable (net of the base management fee waiver) was $3,186 and $3,244, respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee was $2,550 and $5,219 for the three and six months ended June 30, 2021, respectively, and $2,113 and $3,968 for the three and six months ended June 30, 2020, respectively. The Investment Advisor, in consultation with the Board, agreed to voluntarily waive $423 of the income incentive fee for the three and six months ended June 30, 2020. There was no income incentive fee waiver for the three and six months ended June 30, 2021. As of June 30, 2021 and December 31, 2020, the income incentive fee payable (net of the income incentive fee waiver) was $2,550 and $2,610, respectively.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid in cash to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and losses since the Formation Transactions (realized capital gains and losses include realized gains and losses on investments, net of income tax provision from realized gains on investments, and realized losses on extinguishment of debt), and the aggregate unrealized capital depreciation on investments as of the date of the calculation. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains on investments, less cumulative aggregate realized capital losses on investments, less aggregate unrealized capital depreciation on investments, and less cumulative aggregate realized losses on extinguishment of debt. If this number is positive at the end of such year, then the capital gains incentive fee to be paid in cash for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of June 30, 2021 and December 31, 2020, the capital gains incentive fee payable in cash was $0 (as cumulative aggregate realized capital gains and losses on investments plus aggregate unrealized capital depreciation on investments plus realized losses on extinguishment of debt was negative as of each period). The aggregate amount of capital gains incentive fees paid from the IPO through June 30, 2021 was $348.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

In addition, the Company accrues, but does not pay in cash, a capital gains incentive fee in connection with any unrealized capital appreciation on investments, as applicable. If, on a cumulative basis, the sum of (i) net realized gains/(losses) on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of (i) net realized gains/(losses) on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt. The capital gains incentive fee accrued (reversed) during the three and six months ended June 30, 2021 was $3,883 and $3,974, respectively, and $(263) and $(9,141) for the three and six months ended June 30, 2020, respectively. As of June 30, 2021 and December 31, 2020, the accrued capital gains incentive fee payable was $15,005 and $11,031, respectively.

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

Administration Agreement: The Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 10, 2021, the Board approved the renewal of the Administration Agreement through June 20, 2022. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides clerical, bookkeeping, and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies to which the Company is required to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies, including “dead deal” expenses. Under the Administration Agreement, administrative service expenses for the three and six months ended June 30, 2021 were $430 and $843, respectively, and $364 and $830 for the three and six months ended June 30, 2020, respectively. As of June 30, 2021 and December 31, 2020, the accrued administrative service expense payable was $339 and $593, respectively.

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

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of June 30, 2021 and December 31, 2020, the Company was in compliance in all material respect with the terms of the Credit Facility.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs; such debentures have 10-year terms with the entire principal balance due at maturity and are guaranteed by the SBA. Interest on SBA debentures is payable semi-annually on March 1 and September 1. As of June 30, 2021 and December 31, 2020, approved and unused SBA debenture commitments were $75,000 and $11,500, respectively. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

As of June 30, 2021 and December 31, 2020, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling Date (1)	Maturity Date	Fixed Interest Rate	June 30, 2021	December 31, 2020
3/25/2015	3/1/2025	3.277%	$22,500	$22,500
9/23/2015	9/1/2025	3.571	15,000	16,700
3/23/2016	3/1/2026	3.267	1,500	1,500
3/23/2016	3/1/2026	3.249	21,800	21,800
9/21/2016	9/1/2026	2.793	500	500
3/29/2017	3/1/2027	3.587	10,000	10,000
9/20/2017	9/1/2027	3.260	1,000	1,000
9/20/2017	9/1/2027	3.190	33,000	33,000
3/21/2018	3/1/2028	3.859	—	16,000
3/21/2018	3/1/2028	3.534	9,000	10,500
9/25/2019	9/1/2029	2.377	7,500	7,500
3/25/2020	3/1/2030	2.172	6,000	6,000
(2)	(2)	(2)	6,000	—
(2)	(2)	(2)	5,500	—

Total outstanding SBA debentures			$139,300	$147,000

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)

The Company issued $6,000 and $5,500 in SBA debentures which will pool in September 2021. Until the pooling date, the debentures bear interest at a fixed rate and an interim interest rate of 0.60% and 0.55%, respectively. The Company expects the current interim interest rate will reset to a higher long-term fixed rate on the pooling date.

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

Secured Borrowing

As of June 30, 2021, secured borrowings at fair value totaled $13,500 and the fair value of the associated loans included in investments was $13,500. As of December 31, 2020, there were no secured borrowings outstanding. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets that did not meet the definition of a “participating interest.” As a result, sale treatment was not permitted and these partial loan sales were treated as secured borrowings. The weighted average interest rate on our secured borrowings was approximately 4.5% as of June 30, 2021.

As of June 30, 2021, and December 31, 2020, the aggregate amount outstanding of the senior securities (including secured borrowings) issued by the Company was $220,750 and $307,250, respectively, for which our asset coverage was 294.5% and 233.7%, respectively. The SBA-guaranteed debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC effective June 30, 2014. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Interest and Financing Expenses

Interest and fees related to the Company’s debt for the three and six months ended June 30, 2021 and 2020 which are included in interest and financing expenses on the consolidated statements of operations, were as follows:

	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
	SBA debentures	Credit Facility	Notes	Total	SBA debentures	Credit Facility	Notes	Total
Stated interest expense	$1,038	$371	$2,619	$4,028	$1,301	$395	$2,619	$4,315
Amortization of deferred financing costs	140	113	281	534	139	83	326	548

Total interest and financing expenses	$1,178	$484	$2,900	$4,562	$1,440	$478	$2,945	$4,863

	Six Months Ended June 30, 2021					Six Months Ended June 30, 2020
	SBA debentures	Credit Facility	Notes	Total		SBA debentures	Credit Facility	Notes	Total
Stated interest expense	$2,171	$733	$5,735	$8,639		$2,633	$854	$5,238	$8,725
Amortization of deferred financing costs	270	225	622	1,117		280	166	652	1,098

Total interest and financing expenses	$2,441	$958	$6,357	$9,756		$2,913	$1,020	$5,890	$9,823

Weighted average stated interest rate, period end	3.002%	0.000%	5.055%	4.230	% (1)	3.333%	3.315%	5.749%	4.484	% (1)
Unused commitment fee rate, period end	N/A	1.375%	N/A	1.375%		N/A	0.500%	N/A	0.500%

(1) Weighted average stated interest rate at period end excludes Secured Borrowings

Realized Losses on Extinguishment of Debt

During the six months ended June 30, 2021 and 2020, the Company prepaid $19,200 and $7,000 of SBA debentures, respectively, which were scheduled to mature on dates ranging from 2025 to 2028 and 2024 to 2028, respectively. As a result of the prepayments, the Company recognized realized losses on extinguishment of debt of $305 and $125, respectively, equal to the write-off of the related unamortized deferred financing costs, during the six months ended June 30, 2021 and 2020.

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations, using the effective interest method, over the term of the respective financing instrument. Deferred financing costs related to the Credit Facility, SBA debentures, and Notes as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021				December 31, 2020
	SBA debentures	Credit Facility	Notes	Total	SBA debentures	Credit Facility	Notes	Total
SBA debenture commitment fees	$2,500	$—	$—	$2,500	$1,750	$—	$—	$1,750
SBA debenture leverage fees	4,246	—	—	4,246	3,966	—	—	3,966
Credit Facility upfront fees	—	3,238	—	3,238	—	3,238	—	3,238
Notes underwriting discounts	—	—	6,468	6,468	—	—	7,968	7,968
Notes debt issue costs	—	—	1,076	1,076	—	—	1,579	1,579

Total deferred financing costs	6,746	3,238	7,544	17,528	5,716	3,238	9,547	18,501
Less: accumulated amortization	(3,294)	(2,414)	(3,151)	(8,859)	(2,720)	(2,190)	(2,591)	(7,501)

Unamortized deferred financing costs	$3,452	$824	$4,393	$8,669	$2,996	$1,048	$6,956	$11,000

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures, Credit Facility and Notes liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of June 30, 2021 and December 31, 2020:

	June 30, 2021(1)				December 31, 2020
	SBA debentures	Credit Facility	Notes	Total	SBA debentures	Credit Facility	Notes	Total
Outstanding debt	$139,300	$—	$207,250	$346,550	$147,000	$—	$307,250	$454,250
Less: unamortized deferred financing costs	(3,452)	(824)	(4,393)	(8,669)	(2,996)	(1,048)	(6,956)	(11,000)

Debt, net of deferred financing costs	$135,848	$(824)	$202,857	$337,881	$144,004	$(1,048)	$300,294	$443,250

(1) Total excludes $13,500 of Secured Borrowings

As of June 30, 2021, the Company’s debt liabilities are scheduled to mature as follows (1):

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Year	SBA debentures	Credit Facility (2)	Notes	Total (3)
2021	$—	$—	$—	$—
2022	—	—	—	—
2023	—	—	—	—
2024	—	—	82,250	82,250
2025	37,500	—	—	37,500
Thereafter	101,800	—	125,000	226,800

Total	$139,300	$—	$207,250	$346,550

(1)

The table above presents scheduled maturities of the Company’s outstanding debt liabilities as of a point in time pursuant to the terms of those instruments. The timing of actual repayments of outstanding debt liabilities may not ultimately correspond with the scheduled maturity dates depending on the terms of the underlying instruments and the potential for earlier prepayments.

(2)	The Credit Facility matures on April 24, 2023. As of June 30, 2021, there were no outstanding borrowings under the Credit Facility.
(3)	Total excludes $13,500 of secured borrowings.

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to portfolio companies to fund various undrawn revolving loans, other debt investments and capital commitments totaling $45,388 and $5,645 as of June 30, 2021 and December 31, 2020, respectively. Such outstanding commitments are summarized in the following table:

	June 30, 2021				December 31, 2020
Portfolio Company—Investment	Total Commitment		Unfunded Commitment		Total Commitment		Unfunded Commitment
American AllWaste LLC (dba WasteWater Transport Services)—Delayed Draw Commitment	$3,900		$3,900		$—		$—
Combined Systems, Inc.—Revolving Loan	4,000		550		4,000		1,050
CRS Solutions Holdings, LLC (dba CRS Texas)—Common Equity (Units)	246		—		—		—
Elements Brands, LLC—Revolving Loan	3,000		838		3,000		838
Ipro Tech, LLC—First Lien Debt	14,373		14,373		—		—
Rhino Assembly Company, LLC—Delayed Draw Commitment	875		875		875		875
Safety Products Group, LLC—Common Equity (Units)	2,852	(1)	2,852	(1)	2,852	(1)	2,852	(1)
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)—Revolving Loan	—		—		250		30
Wonderware Holdings, LLC (dba CORE Business Technologies)—Delayed Draw Term Loan	2,000		2,000		—		—
Worldwide Express Operations, LLC—Senior Subordinated Note	20,000		20,000		—		—

Total	$51,246		$45,388		$10,977		$5,645

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

No shares have been issued for the three and six months ended June 30, 2021 and 2020.

Common Stock ATM Program

On August 21, 2014, the Company entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which the Company could sell, by means of at-the-market offerings from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50,000 (the “ATM Program”). There were no issuances of common stock under the ATM program during the last two fiscal years and for the six months ended June 30, 2021.

Stock Repurchase Program

As described in Note 2, the Company has a Stock Repurchase Program under which the Company may acquire up to $5,000 of its outstanding common stock. The Company did not make any repurchases of common stock during the three and six months ended June 30, 2021. During the three and six months ended June 30, 2020, the Company repurchased 0 and 25,719 shares of common stock, respectively, on the open market for zero and $268, respectively. The Company’s NAV per share increased by approximately zero and $0.01 for the three and six months ended June 30, 2020, respectively, as a result of the share repurchases. The following table summarizes the Company’s share repurchases under the Stock Repurchase Program for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
Repurchases of Common Stock	2021	2020	2021	2020
Number of shares repurchased	—	—	—	25,719
Cost of shares repurchased, including commissions	$—	$—	$—	$268
Weighted average price per share	$—	$—	$—	$10.37
Weighted average discount to net asset value prior to repurchases	N/A	N/A	N/A	38.5%

Refer to Note 9 for additional information regarding the issuance of shares under the DRIP.

The Company had 24,437,400 shares of common stock outstanding as of June 30, 2021 and December 31, 2020.

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the last two fiscal years and for the six months ended June 30, 2021.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Date Declared	Record Date	Payment Date	Amount Per Share	Total Distribution	Cash Distribution	Drip Shares Value		DRIP Shares		Share Issue Price
Year Ended December 31, 2019:
1/31/2019	3/8/2019	3/22/2019	$0.39	$9,541	$9,541	$—	(3)	—	(3)	—
4/29/2019	6/7/2019	6/21/2019	0.39	9,540	9,540	—	(3)	—	(3)	—
7/29/2019	9/6/2019	9/20/2019	0.39	9,541	9,541	—	(3)	—	(3)	—
10/29/2019	12/6/2019	12/20/2019	0.39	9,541	9,541	—	(3)	—	(3)	—
10/29/2019 (1)	12/6/2019	12/20/2019	0.04	978	978	—	(3)	—	(3)	—

			$1.60	$39,141	$39,141	$—		—

Year Ended December 31, 2020:
2/14/2020	3/13/2020	3/27/2020	$0.39	$9,537	$9,537	$—	(3)	—	(3)	—
4/29/2020	6/12/2020	6/26/2020	0.30	7,331	7,331	—	(3)	—	(3)	—
8/03/2020	9/11/2020	9/25/2020	0.30	7,331	7,331	—	(3)	—	(3)	—
10/26/2020	12/4/2020	12/18/2020	0.30	7,331	7,331	—	(3)	—	(3)	—
10/26/2020 (2)	12/4/2020	12/18/2020	0.04	978	978	—	(3)	—	(3)	—

			$1.33	$32,508	$32,508	$—		—

Six Months Ended June 30, 2021:
2/09/2021	3/12/2021	3/26/2021	$0.31	$7,575	$7,575	$—	(3)	—	(3)	—
2/09/2021 (2)	3/12/2021	3/26/2021	0.07	1,711	1,711	—	(3)	—	(3)	—
5/03/2021	6/14/2021	6/28/2021	0.31	7,576	7,576	—	(3)	—	(3)	—
5/03/2021 (2)	6/14/2021	6/28/2021	0.08	1,955	1,955	—	(3)	—	(3)	—

			$0.77	$18,817	$18,817	$—		—

(1)	Special dividend
(2)	Supplemental dividend
(3)

During the six months ended June 30, 2021 and the years ended December 31, 2020 and 2019, the Company directed the DRIP program plan administrator to repurchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock in lieu of issuing new shares. Accordingly, the Company purchased and reissued shares to satisfy the DRIP obligation as follows:

Fiscal Year Ended December 31, 2019:	Number of Shares Purchased and Reissued	Average Price Paid Per Share	Total Amount Paid
January 1, 2019 through March 31, 2019	21,855	$15.25	$333
April 1, 2019 through June 30, 2019	14,067	16.23	228
July 1, 2019 through September 30, 2019	15,289	15.35	235
October 1, 2019 through December 31, 2019	17,525	15.27	268

Total	68,736	$15.48	$1,064

Fiscal Year Ended December 31, 2020:	Number of Shares Purchased and Reissued	Average Price Paid Per Share	Total Amount Paid
January 1, 2020 through March 31, 2020	31,586	$7.58	$239
April 1, 2020 through June 30, 2020	21,904	9.04	198
July 1, 2020 through September 30, 2020	28,871	10.18	294
October 1, 2020 through December 31, 2020	20,222	12.91	261

Total	102,583	$9.67	$992

Six Months Ended June 30, 2021:	Number of Shares Purchased and Reissued	Average Price Paid Per Share	Total Amount Paid
January 1, 2021 through March 31, 2021	15,562	$15.62	$243
April 1, 2021 through June 30, 2021	17,042	17.20	293

Total	32,604	$16.44	$536

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 10. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Per share data:
Net asset value at beginning of period	$16.81	$16.85
Net investment income (1)	0.72	1.09
Net realized gain (loss) on investments, net of tax (provision) (1)	0.22	1.25
Net unrealized appreciation (depreciation) on investments (1)	0.68	(3.11)
Realized losses on extinguishment of debt (1)	(0.09)	(0.01)

Total increase from investment operations (1)	1.53	(0.78)
Accretive (dilutive) effect of share issuances and repurchases	—	0.01
Dividends to stockholders	(0.77)	(0.69)

Net asset value at end of period	$17.57	$15.39

Market value at end of period	$17.00	$9.07

Shares outstanding at end of period	24,437,400	24,437,400
Weighted average shares outstanding during the period	24,437,400	24,447,517
Net assets at end of period	$429,367	$376,176
Average net assets (6)	$417,713	$388,007
Ratios to average net assets:
Total expenses (2)(4)(11)	13.2%	7.1%
Net investment income (2)(5)	8.4%	13.7%
Total return based on market value (3)	39.3%	(33.5%)
Total return based on net asset value (8)	9.1%	(4.6%)
Portfolio turnover ratio (9)	45.6%	20.6%
Supplemental Data:
Average debt outstanding (7)	$390,117	$373,417
Average debt per share (1)	$15.96	$15.27

(1)	Weighted average per share data.
(2)	Annualized with the exception of the Income Incentive Fee Waiver.
(3)

Total return based on market value equals the change in the market value of the Company’s common stock per share during the period divided by the market value per share at the beginning of the period, and assumes reinvestment of dividends at prices obtained by our dividend reinvestment plan during the period. The return does not reflect any sales load that may be paid by an investor.

(4)

The total expenses to average net assets ratio is calculated using the total expenses before income incentive fee waiver and the income tax provision (benefit) captions as presented on the consolidated statements of operations.

(5)	The net investment income to average net assets ratio is calculated using the net investment income caption as presented on the consolidated statements of operations, which includes incentive fee.
(6)	Average net assets is calculated as the average of the net asset balances as of each quarter end during the fiscal year and the prior year end.
(7)	Average debt outstanding is calculated as the average of the outstanding debt balances, including secured borrowings, as of each quarter end during the fiscal year and the prior year end.
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

(9)	Annualized.
(10)	The ratio of waived incentive fees to average net assets was zero and (0.11%) for the six months ended June 30, 2021 and 2020, respectively.
(11)	The following is a schedule of supplemental expense ratios to average net assets:

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Six Months Ended June 30,
Ratio to average net assets:	2021	2020
Expenses other than incentive fee (2)	8.8%	9.9%
Incentive fee, net of incentive fee waiver (2)(10)	4.4%	(2.8%)

Total expenses (2)(4)	13.2%	7.1%

Note 11. Subsequent Events

On July 16, 2021, the Company exited its debt and equity investments in Hilco Technologies. The Company received payment in full of $10,286 on its first lien debt and revolving loan. The Company received a distribution on its equity investments for a realized loss of approximately ($990).

On July 23, 2021, the Company exited its debt investment in CRS Solutions Holdings, LLC. The Company received payment in full of $11,390 on its second lien debt.

On July 26, 2021, the Company exited its debt and equity investments in Worldwide Express Operations, LLC, which was acquired under a new holding company, Accord Topco, LP (dba Worldwide Express). The Company received payment in full of $20,000 on its second lien debt. The Company sold a portion of its common equity investment for a realized gain of approximately $2,960. In conjunction with the transaction, the Company invested $1,547 in common equity, of which $752 was rolled over from its original common equity investment and funded its $20,000 second lien loan commitment.

On August 2, 2021, the Board declared a regular quarterly dividend of $0.32 per share, a supplemental dividend of $0.06 per share, and a special dividend of $0.04 per share payable September 28, 2021 to stockholders of record as of September 14, 2021.

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

We have evaluated subsequent events from July 1, 2021 to August 5, 2021. However, as the discussion in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the year ended December 31, 2020, the analysis contained herein may not fully account for impacts relating to the COVID-19 pandemic. In that regard, for example, as of June 30, 2021, the Company valued its portfolio investments in conformity with GAAP based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused during the months that followed June 30, 2021, any valuations conducted now or in the future in conformity with GAAP could result in a lower fair value of our portfolio. The potential impact to our results going forward will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time.

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

Portfolio Composition, Investment Activity and Yield

During the six months ended June 30, 2021 and 2020, we invested $167.3 million and $85.1 million, respectively, in debt and equity investments including ten and five new portfolio companies, respectively. During the six months ended June 30, 2021 and 2020, we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $191.6 million and $76.3 million, respectively, including exits of four and one portfolio companies, respectively. The following table summarizes investment purchases and sales and repayments of investments by type for the six months ended June 30, 2021 and 2020 (dollars in millions).

	Purchases of Investments				Sales and Repayments of Investments
	Six Months Ended June 30,
	2021		2020		2021		2020
First Lien Debt(1)	$132.9	79.4%	$49.2	57.8%	$32.6	17.0%	$15.3	20.1%
Second Lien Debt	11.5	6.8	21.0	24.7	135.0	70.5	12.8	16.7
Subordinated Debt	16.0	9.6	13.5	15.9	24.0	12.5	1.5	2.0
Equity	6.9	4.2	1.4	1.6	—	—	42.2	55.3
Warrants	—	—	—	—	—	—	4.5	5.9

Total	$167.3	100.0%	$85.1	100.0%	$191.6	100.0%	$76.3	100.0%

(1)

For the Six Months Ended June 30, 2021 and 2020, includes unitranche securities, which account for 73.8% and 43.4% of purchases, respectively. For the Six Months Ended June 30, 2021 and 2020, includes unitranche securities, which account for 11.7% and 0.8% of repayments, respectively.

As of June 30, 2021, the fair value of our investment portfolio totaled $743.5 million and consisted of 72 active portfolio companies and four portfolio companies that have sold their underlying operations. As of June 30, 2021, 28 portfolio companies’ debt investments bore interest at a variable rate, which represented $296.2 million, or 50.0%, of our debt investment portfolio on a fair value basis, and the remainder of our debt investment portfolio was comprised of fixed rate investments. Overall, the portfolio had net unrealized appreciation of $72.6 million as of June 30, 2021. As of June 30, 2021, our average active portfolio company investment at amortized cost was $9.3 million, which excludes investments in the four portfolio companies that have sold their underlying operations.

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

The weighted average yield on debt investments as of June 30, 2021 and December 31, 2020 was 12.2% and 12.2%, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost including the accretion of OID and debt investment origination fees, but excluding investments on non-accrual status and investments recorded as a secured borrowing, if any.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments (dollars in millions):

	Fair Value				Cost
	June 30, 2021		December 31, 2020		June 30, 2021		December 31, 2020
First Lien Debt(1)	$285.0	38.3%	$187.4	25.2%	$284.6	42.4%	$184.6	26.9%
Second Lien Debt	208.0	28.0	332.2	44.7	221.2	33.0	341.9	49.7
Subordinated Debt	99.9	13.4	107.9	14.5	99.4	14.8	107.3	15.6
Equity	147.2	19.8	112.8	15.2	62.5	9.3	50.0	7.3
Warrants	3.4	0.5	2.6	0.4	3.2	0.5	3.2	0.5

Total	$743.5	100.0%	$742.9	100.0%	$670.9	100.0%	$687.0	100.0%

(1)

Includes unitranche investments, which account for 30.6% and 33.8% of our portfolio on a fair value and cost basis as of June 30, 2021, respectively. Includes unitranche investments, which account for 17.3% and 18.4% of our portfolio on a fair value and cost basis as of December 31, 2020, respectively.

All investments made by us as of June 30, 2021 and December 31, 2020 were made in portfolio companies headquartered in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	June 30, 2021		December 31, 2020		June 30, 2021		December 31, 2020
Midwest	$195.4	26.3%	$225.7	30.4%	$147.2	21.9%	$189.6	27.6%
Southeast	170.3	22.9	153.3	20.6	144.2	21.5	130.0	18.9
Northeast	144.8	19.5	123.3	16.6	148.3	22.1	127.8	18.6
West	102.0	13.7	108.7	14.6	97.1	14.5	109.2	15.9
Southwest	131.0	17.6	131.9	17.8	134.1	20.0	130.4	19.0

Total	$743.5	100.0%	$742.9	100.0%	$670.9	100.0%	$687.0	100.0%

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value				Cost
	June 30, 2021		December 31, 2020		June 30, 2021	December 31, 2020
Business Services	16.6%		12.3%		18.0%	13.0%
Information Technology Services	16.3		12.8		17.2	13.2
Healthcare Products	11.9		9.0		6.6	4.8
Component Manufacturing	10.2		7.4		10.5	6.9
Specialty Distribution	9.7		15.8		10.2	17.0
Aerospace & Defense Manufacturing	5.8		5.2		5.9	5.6
Healthcare Services	3.6		5.4		4.0	6.0
Building Products Manufacturing	3.5		3.2		4.2	3.8
Transportation Services	3.2		3.0		3.2	3.1
Promotional Products	2.9		3.3		3.8	3.7
Oil & Gas Services	2.8		2.8		0.4	0.4
Consumer Products	2.6		5.1		2.8	5.5
Environmental Industries	2.6		2.4		2.9	2.7
Utilities: Services	2.2		2.5		3.3	2.7
Oil & Gas Distribution	1.7		1.5		1.7	1.5
Retail	1.4		3.6		1.7	4.4
Industrial Cleaning & Coatings	1.4		1.4		1.9	1.9
Utility Equipment Manufacturing	1.4		0.9		1.3	1.3
Vending Equipment Manufacturing	0.2		0.3		0.3	0.3
Restaurants	0.0	(1)	0.0	(1)	0.1	0.1
Specialty Chemicals	0.0	(1)	0.0	(1)	0.0 (1)	0.0 (1)
Packaging	—		2.1		—	2.1

Total	100.0%		100.0%		100.0%	100.0%

(1)	Percentage is less than 0.1% of respective total.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of June 30, 2021 and December 31, 2020 (dollars in millions):

	Fair Value				Cost
Investment Rating	June 30, 2021		December 31, 2020		June 30, 2021		December 31, 2020
1	$131.2	17.6%	$109.3	14.7%	$45.6	6.8%	$38.7	5.6%
2	527.2	70.9	544.4	73.3	520.3	77.6	537.6	78.3
3	67.4	9.1	80.1	10.8	73.9	11.0	87.5	12.7
4	17.7	2.4	9.0	1.2	23.4	3.5	13.7	2.0
5	—	—	0.1	—	7.7	1.1	9.5	1.4

Total	$743.5	100.0%	$742.9	100.0%	$670.9	100.0%	$687.0	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of June 30, 2021 and December 31, 2020 was 2.0 and 2.0, respectively, on a fair value basis and 2.1 and 2.2, respectively, on a cost basis.

Non-Accrual

As of June 30, 2021, we had no debt investments on non-accrual status. As of December 31, 2020, we had debt investments in one portfolio company on non-accrual status, (dollars in millions).

	June 30, 2021				December 31, 2020
Portfolio Company	Fair Value		Cost		Fair Value		Cost
EBL, LLC (EbLens)	$—	(2)	$—	(2)	$5.5	(1)	$9.2	(1)

Total	$—		$—		$5.5		$9.2

(1)	Portfolio company was on PIK-only on non-accrual status at period end, meaning the Company has ceased recognizing PIK interest income on the investment.
(2)	Portfolio company debt investment was not on non-accrual status at period end.

Discussion and Analysis of Results of Operations

Comparison of three and six months ended June 30, 2021 and 2020

Investment Income

Below is a summary of the changes in total investment income for the three months ended June 30, 2021 as compared to the same period in 2020 (dollars in millions):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change (1)(2)
Interest income	$17.8	$18.8	$(1.0)	(5.6%)
Payment-in-kind interest income	1.1	1.2	(0.1)	(6.5%)
Dividend income	0.8	—	0.8	NM
Fee income	2.1	0.4	1.7	435.1%
Interest on idle funds and other income	—	—	—	NM

Total investment income	$21.8	$20.4	$1.4	6.8%

(1)	NM = Not meaningful
(2)	Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended June 30, 2021, total investment income was $21.8 million, an increase of $1.4 million or 6.8%, from the $20.4 million of total investment income for the three months ended June 30, 2020. As reflected in the table above, the increase is primarily attributable to the following:

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

•	$1.7 million increase in fee income resulting from an increase in origination, prepayment, and amendment fees during 2021 as compared to 2020.

•	$0.8 million increase in dividend income due to increased levels of distributions received from equity investments.

•

$1.1 million decrease in total interest income (which includes a $0.1 million decrease in payment-in-kind interest income) resulting from a decrease in average debt investment balances, partially offset by a higher weighted average yield on debt investment balances outstanding, during 2021 as compared to 2020.

Below is a summary of the changes in total investment income for the six months ended June 30, 2021 as compared to the same period in 2020 (dollars in millions):

	Six Months Ended June 30,
	2021	2020	$ Change	% Change (1)(2)
Interest income	$36.9	$36.3	$0.6	1.7%
Payment-in-kind interest income	2.1	2.3	(0.2)	(8.4%)
Dividend income	0.9	0.1	0.8	497.4%
Fee income	5.2	1.7	3.5	208.4%
Interest on idle funds and other income	—	—	—	NM

Total investment income	$45.1	$40.4	$4.7	11.6%

(1)	NM = Not meaningful
(2)	Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the six months ended June 30, 2021, total investment income was $45.1 million, an increase of $4.7 million or 11.6%, from the $40.4 million of total investment income for the six months ended June 30, 2020. As reflected in the table above, the increase is primarily attributable to the following:

•	$3.5 million increase in fee income resulting from an increase in origination, prepayment, and amendment fees during 2021 as compared to 2020.

•	$0.8 million increase in dividend income due to increased levels of distributions received from equity investments.

•

$0.4 million increase in total interest income (which includes a $0.2 million decrease in payment-in-kind interest income) resulting from a decrease in average debt investment balances outstanding, partially offset by a higher weighted average yield on debt investment balances outstanding, during 2021 as compared to 2020.

Expenses

Below is a summary of the changes in total expenses, including income tax provision, for the three months ended June 30, 2021 as compared to the same period in 2020 (dollars in millions):

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Three Months Ended June 30,
	2021	2020	$ Change	% Change (1)(2)
Interest and financing expenses	$4.6	$4.9	$(0.3)	(6.2%)
Base management fee	3.2	3.2	—	NM
Incentive fee - income	2.5	2.1	0.4	20.7%
Incentive fee (reversal) - capital gains	3.8	(0.3)	4.1	(1576.4%)
Administrative service expenses	0.5	0.4	0.1	18.1%
Professional fees	0.3	0.6	(0.3)	(52.3%)
Other general and administrative expenses	0.4	0.5	(0.1)	(20.8%)

Total expenses, before base management and income incentive fee waivers	15.3	11.4	3.9	34.3%
Base management and income incentive fee waivers	—	(0.4)	0.4	(93.1%)

Total expenses, before income tax provision	15.3	11.0	4.3	39.3%
Income tax provision (benefit)	—	0.1	(0.1)	(75.9%)

Total expenses, including income tax provision	$15.3	$11.1	$4.2	37.8%

(1)	NM = Not meaningful
(2)	Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended June 30, 2021, total expenses, including income tax provision, were $15.3 million, an increase of $4.2 million or 37.8%, from the $11.1 million of total expenses for the three months ended June 30, 2020. As reflected in the table above, changes across periods were primarily attributable to the following:

•

$4.1 million increase in the accrued capital gains incentive fee due to a $20.7 million increase in net gain on investments (net realized gains (losses), plus net change in unrealized appreciation (depreciation) on investments), plus realized losses on extinguishment of debt during 2021 as compared to the same period in 2020.

•

$0.8 million net increase in the income incentive fee due to a $1.8 million increase in pre-incentive fee net investment income during 2021 and a one-time $0.4 income incentive fee waiver in 2020, as compared to the same period in 2020.

•	$0.3 million decrease in interest and financing expenses due to a decrease in average borrowings outstanding and the weighted average interest rate during 2021 as compared to 2020.

•	$0.3 million decrease in professional fees due to decreased legal, audit and tax compliance costs during 2021 as compared to 2020.

Below is a summary of the changes in total expenses, including income tax provision, for the six months ended June 30, 2021 as compared to the same period in 2020 (dollars in millions):

	Six Months Ended June 30,
	2021	2020	$ Change	% Change (1)(2)
Interest and financing expenses	$9.7	$9.8	$(0.1)	(0.7%)
Base management fee	6.3	6.4	(0.1)	(1.1%)
Incentive fee - income	5.3	4.0	1.3	31.5%
Incentive fee - capital gains	4.0	(9.1)	13.1	(143.5%)
Administrative service expenses	0.8	0.8	—	NM
Professional fees	0.7	1.3	(0.6)	(47.4%)
Other general and administrative expenses	0.7	0.8	(0.1)	(11.3%)

Total expenses, before base management and income incentive fee waivers	27.5	14.0	13.5	97.0%
Base management and income incentive fee waivers	—	(0.4)	0.4	(93.1%)

Total expenses, before income tax provision	27.5	13.6	13.9	103.0%
Income tax provision (benefit)	—	0.1	(0.1)	(77.8%)

Total expenses, including income tax provision	$27.5	$13.7	$13.8	101.1%

(1)	NM = Not meaningful
(2)	Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

For the six months ended June 30, 2021, total expenses, including income tax provision, were $27.5 million, an increase of $13.8 million or 101.1%, from the $13.7 million of total expenses for the six months ended June 30, 2020. As reflected in the table above, changes across periods were primarily attributable to the following:

•

$13.1 million increase in the accrued capital gains incentive fee due to a $67.6 million increase in net gain on investments (net realized gains (losses), plus net change in unrealized appreciation (depreciation) on investments, plus realized losses on extinguishment of debt during 2021 as compared to the same period in 2020. The reversal in the capital gains incentive fee accrued for the six months ended June 30, 2020 was primarily driven by COVID related write-downs across the portfolio due to fair value calibration to public company multiples.

•

$1.7 million net increase in the income incentive fee due to a $5.2 million increase in pre-incentive fee net investment income during 2021 and a one-time $0.4 income incentive fee waiver in 2020, as compared to the same period in 2020.

•	$0.1 million decrease in interest and financing expenses due to a decrease in weighted average interest rate during 2021 as compared to 2020.

•	$0.1 million decrease in base management fee due to lower average total assets during 2021 as compared to 2020.

•	$0.6 million decrease in professional fees due to decreased legal, audit and tax compliance costs during 2021 as compared to 2020.

Net Investment Income

Net investment income decreased by $(2.8) million, or (30.3)%, to $6.5 million during the three months ended June 30, 2021 as compared to the same period in 2020, as a result of the $4.2 million increase in total expenses, including base management and incentive fee waivers and income tax provision, partially offset by the $1.4 increase in total investment income.

Net investment income decreased by $(9.1) million, or (34.3)%, to $17.6 million during the six months ended June 30, 2021 as compared to the same period in 2020, as a result of the $13.8 million increase in total expenses, including base management and incentive fee waivers and income tax provision, partially offset by the $4.7 increase in total investment income.

Net Gain (Loss) on Investments

For the three and six months ended June 30, 2021, the total net realized gain/(loss) on investments, before income tax (provision)/benefit, was $2.2 million and $5.4 million, respectively. There was no income tax (provision) benefit from realized gains on investments for the three and six months ended June 30, 2021, respectively. Significant realized gains (losses) for the three and six months ended June 30, 2021 are summarized below (dollars in millions):

		Period Ended June 30, 2021
Portfolio Company	Realization Event (1)	Three Months	Six Months
Wheel Pros, Inc.	Exit of portfolio company	$2.1	$2.1
Software Technology, LLC	Exit of portfolio company	—	1.4
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	Sale of portfolio company	—	1.0
Rohrer Corporation	Exit of portfolio company	—	0.9
Other		0.1	—

Net realized gain (loss) on investments		2.2	5.4
Income tax (provision) benefit from realized gains on investments		—	—

Net realized gain (loss), net of income tax provision, on investments		$2.2	$5.4

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

For the three and six months ended June 30, 2020, the total net realized gain/(loss) on investments, before income tax (provision)/benefit, was $0.2 million and $31.6 million, respectively. Income tax (provision) benefit from realized gains on investments was $(0) and $(1.1) for the three and six months ended June 30, 2020, respectively. Significant realized gains (losses) for the three and six months ended June 30, 2020 are summarized below (dollars in millions):

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

		Period Ended June 30,2020
Portfolio Company	Realization Event (1)	Three Months	Six Months
Pfanstiehl, Inc.	Sold 50% of equity investment	$—	$12.8
Fiber Materials, Inc.	Sale of portfolio company	—	9.8
Medsurant Holdings, LLC	Sold 50% of equity investment	—	1.7
Revenue Management Solutions, LLC	Sold 50% of equity investment	—	1.5
Worldwide Express Operations, LLC	Sold 50% of equity investment	—	1.1
Gurobi Optimization, LLC	Sold 50% of equity investment	—	1.0
Hub Acquisition Sub, LLC (dba Hub Pen)	Sold 50% of equity investment	—	0.6
Midwest Transit Equipment, Inc.	Sold 50% of equity investment	—	0.5
Pugh Lubricants, LLC	Sold 50% of equity investment	—	0.4
Microbiology Research Associates, Inc.	Sold 50% of equity investment	—	0.4
ControlScan, Inc.	Sold 50% of equity investment	—	0.3
Alzheimer’s Research and Treatment Center, LLC	Sold 50% of equity investment	—	0.3
BCM One Group Holdings, Inc.	Sold 50% of equity investment	—	0.2
Software Technology, LLC	Sold 50% of equity investment	—	0.2
LNG Indy, LLC (dba Kinetrex Energy)	Sold 50% of equity investment	—	0.2
Wheel Pros, Inc.	Sold 50% of equity investment	—	0.1
New Era Technology, Inc.	Escrow distribution	0.1	0.1
Apex Microtechnology, Inc.	Escrow distribution	0.1	0.1
Allied 100 Group, Inc.	Sold 50% of equity investment	—	0.1
Restaurant Finance Co, LLC	Escrow distribution	—	0.1
Other		—	0.1
Palisade Company, LLC	Sale of portfolio company	—	(0.1)

Net realized gain (loss) on investments		0.2	31.6
Income tax provision from realized gains on investments		—	(1.1)

Net realized gain (loss), net of income tax provision, on investments		$0.2	$(30.5)

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

During the three and six months ended June 30, 2021 and 2020, we recorded a net change in unrealized appreciation (depreciation) on investments attributable to the following (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Unrealized Appreciation (Depreciation)	2021	2020	2021	2020
Exit, sale or restructuring of investments	$(1.7)	$—	$(3.3)	$(30.0)
Fair value adjustments to debt investments	0.7	(7.3)	(4.5)	(30.0)
Fair value adjustments to equity investments	18.3	5.8	24.5	(16.1)

Net change in unrealized appreciation (depreciation)	$17.3	$(1.5)	$16.7	$(76.1)

Net Increase in Net Assets Resulting From Operations

Net increase (decrease) in net assets resulting from operations during the three months ended June 30, 2021 and 2020 was $25.9 million and $8.0 million, respectively, as a result of the events described above.

Net increase (decrease) in net assets resulting from operations during the six months ended June 30, 2021 and 2020 was $37.4 million and $(19.0) million, respectively, as a result of the events described above.

Liquidity and Capital Resources

As of June 30, 2021, we had $54.2 million in cash and cash equivalents and our net assets totaled $429.4 million. We believe that our current cash and cash equivalents on hand, our Credit Facility, our continued access to SBA-guaranteed debentures, and our anticipated cash flows from investments will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of securities (including the “at-the-market” program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. During the six months ended June 30, 2021, we repaid $19.2 million of SBA debentures which would have matured during the period September 1, 2025 through March 1, 2028. Our remaining outstanding SBA debentures continue to mature in 2025 and subsequent years through 2031, which will require repayment on or before the respective maturity dates.

Cash Flows

For the six months ended June 30, 2021, we experienced a net decrease in cash and cash equivalents in the amount of $70.1 million. During that period, we received proceeds of $44.0 million of cash for operating activities, which included proceeds received from sales and repayments of investments of $191.6 million, which were partially offset by the funding of $167.3 million of investments. During the same period, received proceeds of $13.5 million on our secured borrowings, made repayments on outstanding notes of $100.0 million, made repayments of SBA debentures of $19.2 million; which were partially offset by proceeds from the issuances of SBA debentures of $11.5 million, paid cash dividends paid to stockholders of $18.8 million, and made payment of deferred financing costs related to our debt financings of $1.0 million.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of additional debt and equity capital.

SBA debentures

The Funds are licensed SBICs, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $175.0 million, whichever is less. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of June 30, 2021, Fund II and Fund III had $114.3 million and $25.0 million of outstanding SBA debentures, respectively. Subject to SBA regulatory requirements and approval, Fund III may access up to $150.0 million of additional SBA debentures under the SBIC debenture program. For more information on the SBA debentures, please refer to Note 6 to our consolidated financial statements.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of June 30, 2021, we were in compliance with all covenants of the Credit Facility and there were no borrowings outstanding under the Credit Facility.

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

On February 8, 2019, we closed the public offering of approximately $60.0 million in aggregate principal amount of our 6.000% notes due 2024, or the “2024 Notes”. On February 19, 2019, the underwriters exercised their option to purchase an additional $9.0 million in aggregate principal of the 2024 Notes. The total net proceeds to us from the 2024 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of approximately $2.1 million and offering expenses of $0.4 million, were approximately $66.5 million. The 2024 Notes will mature on February 15, 2024 and bear interest at a rate of 6.000%. The 2024 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after February 15, 2021. Interest on the 2024 Notes is payable quarterly on February 15, May 15, August 15 and November 15 of each year, beginning May 15, 2019. The 2024 Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSZ.” On February 16, 2021, we redeemed $50.0 million of the $69.0 million aggregate principal amount on the February 2024 Notes, resulting in a realized loss on extinguishment of debt of approximately $1.1 million. As of June 30, 2021, the outstanding principal balance of the 2024 Notes was $19.0 million.

On October 16, 2019, we closed the public offering of approximately $55.0 million in aggregate principal amount of our 5.375% notes due 2024, or the “November 2024 Notes” (and collectively with the 2023 Notes and the February 2024 Notes, the “Public Notes”). On October 23, 2019, the underwriters exercised their option to purchase an additional $8.3 million in aggregate principal of the November 2024 Notes. The total net proceeds to us from the November 2024 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of approximately $1.9 million and offering expenses of $0.3 million, were approximately $61.1 million. The November 2024 Notes will mature on November 1, 2024 and bear interest at a rate of 5.375%. The November 2024 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after November 1, 2021. Interest on the November 2024 Notes is payable quarterly on February 1, May 1, August 1 and November 1 of each year, beginning February 1, 2020. The November 2024 Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSG.” As of June 30, 2021, the outstanding principal balance of the November 2024 Notes was approximately $63.3 million.

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

As of June 30, 2021, the weighted average stated interest rates for our SBA debentures and Notes were 3.002% and 5.055%, respectively. As of June 30, 2021, the weighted average stated interest rate on total debt outstanding was 4.23% (excluding secured borrowings).

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Secured Borrowing

As of June 30, 2021, secured borrowings at fair value totaled $13.5 million and the fair value of the associated loans included in investments was $13.5 million. As of December 31, 2020, there were no secured borrowings outstanding. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets that did not meet the definition of a “participating interest.” As a result, sale treatment was not permitted and these partial loan sales were treated as secured borrowings. The weighted average interest rate on our secured borrowings was approximately 4.5% as of June 30, 2021.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if the Board, including the Independent Directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. On July 14, 2021, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 14, 2022 or the date of our 2022 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2022 Annual Meeting of Stockholders. Our stockholders specified that the cumulative number of shares sold in each offering during the one-year period ending on the earlier of June 14, 2022 or the date of our 2022 Annual Meeting of Stockholders may not exceed 25.0% of our outstanding common stock immediately prior to each such sale.

Stock Repurchase Program

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 26, 2020, the Board extended the Stock Repurchase Program through December 31, 2021, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and we cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. We did not make any repurchases of common stock during the three and six months ended June 30, 2021. During the three and six months ended June 30, 2020, we repurchased zero and 25,719 shares of common stock on the open market for zero and $0.3 million, respectively. Refer to Note 8 to our consolidated financial statements for additional information concerning stock repurchases.

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

•

the Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result it is not in our stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where we determine that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. The Board consulted with the independent valuation firm(s) in arriving at our determination of fair value for 9 and 12 of our portfolio company investments representing 18.3% and 25.8% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended June 30, 2021 and December 31, 2020, respectively) as of June 30, 2021 and December 31, 2020, respectively;

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

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the six months ended June 30, 2021.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. We had off-balance sheet arrangements consisting of outstanding commitments to fund various undrawn revolving loans, other debt investments and capital commitments totaling $45.4 and $5.6 million as of June 30, 2021 and December 31, 2020, respectively. Such outstanding commitments are summarized in the following table (dollars in millions):

	June 30, 2021				December 31, 2020
Portfolio Company—Investment	Total Commitment		Unfunded Commitment		Total Commitment		Unfunded Commitment
American AllWaste LLC (dba WasteWater Transport Services)—Delayed Draw Commitment	$3.9		$3.9		$—		$—
Combined Systems, Inc.—Revolving Loan	4.0		0.6		4.0		1.0
CRS Solutions Holdings, LLC (dba CRS Texas)—Common Equity (Units)	0.2		—		—		—
Elements Brands, LLC—Revolving Loan	3.0		0.8		3.0		0.8
Ipro Tech, LLC—First Lien Debt	14.3		14.3		—		—
Rhino Assembly Company, LLC—Delayed Draw Commitment	0.9		0.9		0.9		0.9
Safety Products Group, LLC—Common Equity (Units)	2.9	(1)	2.9	(1)	2.9	(1)	2.9	(1)
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)—Revolving Loan	—		—		0.2		—
Wonderware Holdings, LLC (dba CORE Business Technologies)—Delayed Draw Term Loan	2.0		2.0		—		—
Worldwide Express Operations, LLC—Senior Subordinated Note	20.0		20.0		—		—

Total	$51.2		$45.4		$11.0		$5.6

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

•

The Investment Advisor, in consultation with the Board, agreed to voluntarily waive $0.4 million of the income incentive fee for the three and six months ended June 30, 2020. There was no income incentive fee waiver for the three and six months ended June 30, 2021.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

•

The Investment Advisor, in consultation with the Board, agreed to voluntarily waive base management fees on any assets accounted for as secured borrowings as defined under GAAP for the three and six months ended June 30, 2021. There were no secured borrowings included in total assets for the three and six months ended June 30, 2020.

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

Recent Developments

On July 16, 2021, we exited our debt investments in Hilco Technologies. We received payment in full of $10.3 million on our first lien debt and revolving loan. We received a distribution on our equity investments for a realized loss of approximately ($1.0) million.

On July 23, 2021, we exited our debt investment in CRS Solutions Holdings, LLC. We received payment in full of $11.4 million on our second lien debt.

On July 26, 2021, we exited our debt and equity investments in Worldwide Express Operations, LLC, which was acquired under a new holding company, Accord Topco, LP (dba Worldwide Express). We received payment in full of $20.0 million on our second lien debt. We sold a portion of our common equity investment for a realized gain of approximately $3.0 million. In conjunction with the transaction, we invested $1.5 million in common equity, of which $0.8 million was rolled over from our original common equity investment and funded a $20.0 million second lien loan commitment.

On August 2, 2021, our Board declared a regular quarterly dividend of $0.32 per share, a supplemental dividend of $0.06 per share, and a special dividend of $0.04 per share payable September 28, 2021, to stockholders of record as of September 14, 2021.

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

In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. As of June 30, 2021 and December 31, 2020, 28 and 22 portfolio company’s debt investments, respectively, bore interest at a variable rate, which represented $296.2 million and $230.9 million of our portfolio on a fair value basis,

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Our pooled SBA debentures and our Notes bear interest at fixed rates. Our Credit Facility bears interest, at our election, at a rate per annum equal to (a) 3.00% (or 2.75% if certain conditions are satisfied, including if (x) no equity interests are included in the borrowing base, (y) the contribution to the borrowing base of eligible portfolio investments that are performing first lien bank loans is greater than or equal to 35%, and (z) the contribution to the borrowing base of eligible portfolio investments that are performing first lien bank loans, performing last out loans, or performing second lien loans is greater than or equal to 60%) plus the one, two, three or six month LIBOR rate, as applicable, or (b) 2.00% (or 1.75% if the above conditions are satisfied) plus the highest of (A) a prime rate, (B) the Federal Funds rate plus 0.5%, (C) three month LIBOR plus 1.0%, and (D) zero.

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

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of June 30, 2021 (dollars in millions):

Basis Point Increase (Decrease)	Interest Income Increase (Decrease) (1) (2)	Interest Expense Increase (Decrease) (4)	Net Increase (Decrease)	Net Investment Income (3)
(200)	$—	$—	$—	$—
(150)	—	—	—	—
(100)	—	—	—	—
(50)	—	—	—	—
50	0.1	—	0.1	0.1
100	0.6	0.1	0.5	0.4
150	1.7	0.1	1.6	1.3
200	3.0	0.2	2.8	2.2
250	4.5	0.3	4.2	3.4
300	6.0	0.3	5.7	4.6

(1)	Certain of our variable rate debt investments have a LIBOR interest rate floor, which lessens the impact of decreases in interest rates.
(2)	Interest income calculated assuming three-month LIBOR rate as of June 30, 2021.
(3)	Includes the impact of income incentive fee at 20.0% on net increase (decrease) in net interest.
(4)	As of June 30, 2021, we did not have any borrowings outstanding under our Credit Facility.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Item 1.01. Entry into a Material Definitive Agreement.

On August 2, 2021, the Board approved a form of indemnification agreement (the “Indemnification Agreement”), and it is expected that each of the directors, executive officers and certain other officers of the Company will enter into the Indemnification Agreement. The form of Indemnification Agreement provides for indemnification and advancements by the Company of certain expenses and costs relating to claims, suits, or proceedings, if any, arising from service to the Company or, at the Company’s request, service to other entities, as officers or directors to the maximum extent permitted by applicable law.

The foregoing description of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Indemnification Agreement, the form of which is included as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Item 6. Exhibits.

Number	Exhibit

3.1	Articles of Amendment and Restatement of the Registrant (Filed as Exhibit (a)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

3.2	Bylaws of the Registrant (Filed as Exhibit (b)(1) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

4.1	Form of Stock Certificate of the Registrant (Filed as Exhibit (d) to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-172550) filed with the U.S. Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference).

10.1	Form of Indemnification Agreement between Fidus Investment Corporation and each officer and director of Fidus Investment Corporation.*

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDUS INVESTMENT CORPORATION

Date: August 5, 2021	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2021	/s/ SHELBY E. SHERARD
Shelby E. Sherard
Chief Financial Officer (Principal Financial and Accounting Officer)