Form 10-Q
period 2021-09-30
FIDUS INVESTMENT Corp
filed 2021-11-04
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

________________

n/a

(Former name, former address and former fiscal year, if changed since last report)

_______________

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

As of November 1, 2021, the Registrant had outstanding 24,437,400 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	September 30,
	2021	December 31,
	(unaudited)	2020
ASSETS
Investments, at fair value:
Control investments (cost: $52,889 and $32,969, respectively)	$43,284	$28,253
Affiliate investments (cost: $33,021 and $31,836, respectively)	107,053	81,394
Non-control/non-affiliate investments (cost: $545,353 and $622,222, respectively)	568,787	633,222
Total investments, at fair value (cost: $631,263 and $687,027, respectively)	719,124	742,869
Cash and cash equivalents	98,812	124,308
Interest receivable	8,246	7,548
Prepaid expenses and other assets	1,584	1,015
Total assets	$827,766	$875,740
LIABILITIES
SBA debentures, net of deferred financing costs (Note 6)	$92,146	$144,004
Notes, net of deferred financing costs (Note 6)	203,142	300,294
Borrowings under Credit Facility, net of deferred financing costs (Note 6)	39,291	(1,048)
Secured Borrowings	17,746	-
Accrued interest and fees payable	2,202	3,500
Base management fee payable, net of base management fee waiver – due to affiliate	3,201	3,244
Income incentive fee payable, net of income incentive fee waiver – due to affiliate	2,425	2,610
Capital gains incentive fee payable – due to affiliate	19,669	11,031
Administration fee payable and other – due to affiliate	571	576
Taxes (receivable) payable	(883)	275
Accounts payable and other liabilities	711	494
Total liabilities	$380,221	$464,980
Commitments and contingencies (Note 7)
NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 24,437,400 and 24,437,400 shares
issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	$24	$24
Additional paid-in capital	363,751	363,751
Total distributable earnings	83,770	46,985
Total net assets	447,545	410,760
Total liabilities and net assets	$827,766	$875,740
Net asset value per common share	$18.31	$16.81

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

(in thousands, except shares and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Investment Income:
Interest income
Control investments	$927	$467	$2,495	$1,348
Affiliate investments	537	849	2,096	2,663
Non-control/non-affiliate investments	16,395	17,449	50,197	51,060
Total interest income	17,859	18,765	54,788	55,071
Payment-in-kind interest income
Control investments	724	453	1,661	1,323
Affiliate investments	86	106	281	175
Non-control/non-affiliate investments	450	690	1,390	2,013
Total payment-in-kind interest income	1,260	1,249	3,332	3,511
Dividend income
Control investments	—	—	568	—
Affiliate investments	—	357	110	465
Non-control/non-affiliate investments	457	114	699	160
Total dividend income	457	471	1,377	625
Fee income
Control investments	—	—	400	—
Affiliate investments	102	22	370	88
Non-control/non-affiliate investments	1,545	571	6,071	2,189
Total fee income	1,647	593	6,841	2,277
Interest on idle funds	6	(1)	7	9
Total investment income	21,229	21,077	66,345	61,493
Expenses:
Interest and financing expenses	4,662	4,878	14,418	14,701
Base management fee	3,270	3,223	9,661	9,688
Incentive fee - income	2,425	2,374	7,644	6,342
Incentive fee (reversal) - capital gains	4,664	2,761	8,638	(6,380)
Administrative service expenses	438	412	1,281	1,242
Professional fees	347	301	982	1,508
Other general and administrative expenses	374	224	1,115	1,059
Total expenses before base management and income incentive fee waivers	16,180	14,173	43,739	28,160
Base management and income incentive fee waivers	(69)	—	(98)	(423)
Total expenses, net of base management and incentive fee waivers	16,111	14,173	43,641	27,737
Net investment income before income taxes	5,118	6,904	22,704	33,756
Income tax provision (benefit)	-	2	32	146
Net investment income	5,118	6,902	22,672	33,610
Net realized and unrealized gains (losses) on investments:
Net realized gains (losses):
Control investments	(990)	—	(33)	—
Affiliate investments	30	(65)	30	24,354
Non-control/non-affiliate investments	9,266	1,380	13,675	8,543
Total net realized gain (loss) on investments	8,306	1,315	13,672	32,897
Income tax (provision) benefit from realized gains on investments	143	—	143	(1,065)
Net change in unrealized appreciation (depreciation):
Control investments	1,096	607	(4,889)	(1,157)
Affiliate investments	8,106	7,158	24,474	(28,295)
Non-control/non-affiliate investments	6,133	4,899	12,434	(33,982)
Total net change in unrealized appreciation (depreciation) on investments	15,335	12,664	32,019	(63,434)
Net gain (loss) on investments	23,784	13,979	45,834	(31,602)
Realized losses on extinguishment of debt	(460)	(174)	(2,640)	(299)
Net increase (decrease) in net assets resulting from operations	$28,442	$20,707	$65,866	$1,709
Per common share data:
Net investment income per share-basic and diluted	$0.21	$0.28	$0.93	$1.37
Net increase in net assets resulting from operations per share — basic and diluted	$1.16	$0.85	$2.70	$0.07
Dividends declared per share	$0.42	$0.30	$1.19	$0.99
Weighted average number of shares outstanding — basic and diluted	24,437,400	24,437,400	24,437,400	24,444,120

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except shares)

	Common Stock			Additional	Total
	Number of	Par		paid-in	distributable	Total net
	shares	value		capital	earnings	assets
Balances at December 31, 2019	24,463,119	$24		$366,061	$46,225	$412,310
Repurchases of common stock under Stock Repurchase Program (Note 8)	(25,719)	(0)	*	(268)	—	(268)
Net investment income	—	—		—	17,417	17,417
Net realized gain (loss) on investments, net of taxes	—	—		—	30,327	30,327
Net unrealized appreciation (depreciation) on investments	—	—		—	(74,590)	(74,590)
Realized losses on extinguishment of debt	—	—		—	(125)	(125)
Dividends declared	—	—		—	(9,537)	(9,537)
Balances at March 31, 2020	24,437,400	24		365,793	9,717	375,534
Net investment income	—	—		—	9,291	9,291
Net realized gain (loss) on investments, net of taxes	—	—		—	190	190
Net unrealized appreciation (depreciation) on investments	—	—		—	(1,508)	(1,508)
Realized losses on extinguishment of debt	—	—		—	—	—
Dividends declared	—	—		—	(7,331)	(7,331)
Balances at June 30, 2020	24,437,400	24		365,793	10,359	376,176
Net investment income	—	—		—	6,902	6,902
Net realized gain (loss) on investments, net of taxes	—	—		—	1,315	1,315
Net unrealized appreciation (depreciation) on investments	—	—		—	12,664	12,664
Realized losses on extinguishment of debt	—	—		—	(174)	(174)
Dividends declared	—	—		—	(7,331)	(7,331)
Balances at September 30, 2020	24,437,400	$24		$365,793	$23,735	$389,552
Balances at December 31, 2020	24,437,400	$24		$363,751	$46,985	$410,760
Net investment income	—	—		—	11,081	11,081
Net realized gain (loss) on investments, net of taxes	—	—		—	3,216	3,216
Net unrealized appreciation (depreciation) on investments	—	—		—	(579)	(579)
Realized losses on extinguishment of debt	—	—		—	(2,180)	(2,180)
Dividends declared	—	—		—	(9,286)	(9,286)
Balances at March 31, 2021	24,437,400	24		363,751	49,237	413,012
Net investment income	—	—		—	6,473	6,473
Net realized gain (loss) on investments, net of taxes	—	—		—	2,150	2,150
Net unrealized appreciation (depreciation) on investments	—	—		—	17,263	17,263
Realized losses on extinguishment of debt	—	—		—	—	—
Dividends declared	—	—		—	(9,531)	(9,531)
Balances at June 30, 2021	24,437,400	24		363,751	65,592	429,367
Net investment income	—	—		—	5,118	5,118
Net realized gain (loss) on investments, net of taxes	—	—		—	8,449	8,449
Net unrealized appreciation (depreciation) on investments	—	—		—	15,335	15,335
Realized losses on extinguishment of debt	—	—		—	(460)	(460)
Dividends declared	—	—		—	(10,264)	(10,264)
Balances at September 30, 2021	24,437,400	$24		$363,751	$83,770	$447,545
*amount is greater than zero but less than one

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$65,866	$1,709
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(32,019)	63,434
Net realized (gain) loss on investments	(13,672)	(32,897)
Interest and dividend income paid-in-kind	(3,437)	(3,511)
Accretion of original issue discount	(734)	(118)
Accretion of loan origination fees	(1,832)	(866)
Purchase of investments	(245,546)	(86,121)
Proceeds from sales and repayments of investments	319,036	110,149
Proceeds from loan origination fees	1,949	1,444
Realized losses on extinguishment of debt	2,640	299
Amortization of deferred financing costs	1,655	1,680
Changes in operating assets and liabilities:
Interest receivable	(698)	(740)
Prepaid expenses and other assets	(504)	34
Accrued interest and fees payable	(1,298)	(1,383)
Base management fee payable, net of base management fee waiver – due to affiliate	(43)	(110)
Income incentive fee payable, net of income incentive fee waiver – due to affiliate	(185)	877
Capital gains incentive fee (reversal) – due to (from) affiliate	8,638	(6,380)
Administration fee payable and other – due to affiliate	(5)	67
Taxes payable	(1,158)	(424)
Accounts payable and other liabilities	217	(16)
Net cash provided by (used for) operating activities	98,870	47,127
Cash Flows from Financing Activities:
Proceeds received from SBA debentures	11,500	6,000
Repayments of SBA debentures	(63,500)	(16,500)
Principal payments on Notes	(100,000)	—
Proceeds received from (repayments of) borrowings under Credit Facility, net	40,000	(2,000)
Proceeds from Secured Borrowings	17,746	—
Payment of deferred financing costs	(1,031)	(490)
Dividends paid to stockholders, including expenses	(29,081)	(24,199)
Repurchases of common stock under Stock Repurchase Program	—	(268)
Net cash provided by (used for) financing activities	(124,366)	(37,457)
Net increase (decrease) in cash and cash equivalents	(25,496)	9,670
Cash and cash equivalents:
Beginning of period	124,308	15,012
End of period	$98,812	$24,682
Supplemental disclosure of cash flow information:
Cash payments for interest	$14,061	$14,404
Cash payments for taxes, net of tax refunds received	$1,047	$1,635

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

September 30, 2021

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets

Control Investments (t)
Hilco Plastics Holdings, LLC (dba Hilco Technologies) (n)	Component Manufacturing
Common Equity (Units N/A)				4/6/2021			$—	$50	0%

Mesa Line Services, LLC	Utilities: Services
Second Lien Debt (j)			5.00%/7.00%	11/30/2017	2/1/2024	21,179	21,125	16,678
Delayed Draw Commitment ($1,500 unfunded commitment) (j)			5.00%/7.00%	9/3/2021	2/1/2024	2,505	2,505	2,505
Common Equity (981 shares) (j)				11/30/2017			1,148	—
Common Equity (10 shares) (j)				4/22/2021			—	—
							24,778	19,183	4%
US GreenFiber, LLC	Building Products Manufacturing
Second Lien Debt (j)			10.00%/3.00%	7/3/2014	8/30/2024	15,965	15,961	13,960
Second Lien Debt (j)			10.00%/5.00%	11/9/2018	8/30/2024	5,287	5,287	5,034
Second Lien Debt (j)			10.00%/5.00%	8/10/2020	8/30/2024	5,253	5,253	5,057
Common Equity (2,522 units) (h)(j)				7/3/2014			586	—
Common Equity (425,508 units) (j)				8/30/2019			1	—
Common Equity (1,022,813 units) (h)(j)				7/1/2020			1,023	—
							28,111	24,051	6%

Total Control Investments							$52,889	$43,284	10%

Affiliate Investments (l)
FAR Research Inc. (n)	Specialty Chemicals
Common Equity (1,396 units)				3/31/2014			$—	$28	0%

Fiber Materials, Inc. (n)	Aerospace & Defense Manufacturing
Common Equity (10 units)				11/30/2016			—	41	0%

Medsurant Holdings, LLC	Healthcare Services
Preferred Equity (84,997 units) (h)(j)				4/12/2011			716	918
Warrant (252,588 units) (h)(j)(m)				4/12/2011			2,258	3,162
							2,974	4,080	1%
Mirage Trailers LLC	Utility Equipment Manufacturing
Second Lien Debt (k)		(L + 10.00%) / (1.00%)	11.00%/5.00%	11/25/2015	4/30/2022	6,618	6,705	6,619
Common Equity (2,500,000 shares)				11/25/2015			2,188	3,922
							8,893	10,541	2%
Pfanstiehl, Inc.	Healthcare Products
Common Equity (4,250 units) (j)				3/29/2013			425	50,126	11%

Pinnergy, Ltd.	Oil & Gas Services
Common Equity - Class A-2 (42,500 units) (j)				10/13/2016			3,000	20,693	5%

Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	Aerospace & Defense Manufacturing
First Lien Debt (ag)(k)		(L + 5.50%) / (1.00%)	6.50%/0.00%	2/12/2021	2/11/2026	13,000	12,916	13,000
Common Equity (41,290 units) (j)				2/12/2021			2,609	4,129
Common Equity (12,035 units) (j)				8/25/2021			1,204	1,242
							16,729	18,371	4%
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Common Equity (1,000,000 units)				11/12/2015			1,000	3,173	1%

Total Affiliate Investments							$33,021	$107,053	24%

Non-control/Non-affiliate Investments
2KDirect, Inc. (dba iPromote)	Information Technology Services
First Lien Debt (k)		(L + 6.75%) / (0.50%)	7.25%/0.00%	6/25/2021	6/25/2026	$13,000	$12,917	$12,917
First Lien Debt (aa)(j)		(L + 6.75%) / (0.50%)	7.25%/0.00%	7/30/2021	6/25/2026	4,000	4,000	4,000
Common Equity (1,000,000 units)				6/25/2021			1,000	1,000
							17,917	17,917	4%
Aeronix Inc.	Aerospace & Defense Manufacturing
First Lien Debt (ai)		(L + 5.88%) / (0.50%)	6.38%/0.00%	6/11/2021	6/11/2026	6,500	6,457	6,457
Common Equity (500 units)				6/11/2021			500	500
							6,957	6,957	2%
Allredi, LLC (fka Marco Group International OpCo, LLC)	Industrial Cleaning & Coatings
Second Lien Debt			10.50%/1.75%	3/2/2020	9/2/2026	10,215	10,139	8,491
Common Equity (570,636 units) (h)(j)				7/21/2017			637	211
							10,776	8,702	2%
Alzheimer's Research and Treatment Center, LLC	Healthcare Services
Common Equity (500 units) (h)(j)				10/23/2018			500	1,207	0%

American AllWaste LLC (dba WasteWater Transport Services)	Environmental Industries
First Lien Debt (j)(p)		(L + 6.15%) / (1.00%)	7.15%/0.00%	6/28/2021	6/28/2026	19,000	18,859	18,859
First Lien Debt (j)(o)		(L + 3.75%) / (1.00%)	4.75%/0.00%	6/28/2021	12/31/2022	330	330	330
Preferred Equity (500 units) (h)(j)				5/31/2018			500	193
Preferred Equity (207 units) (h)(j)				8/6/2019			250	226
Preferred Equity (141 units) (h)(j)				11/2/2020			171	171
							20,110	19,779	5%
Applied Data Corporation	Information Technology Services
First Lien Debt (k)(v)		(L + 6.25%) / (1.50%)	7.75%/0.00%	11/6/2020	11/6/2025	11,500	11,438	11,500
Common Equity (22 units)				11/6/2020			15	—
Preferred Equity (1,104,539 units)				11/6/2020			1,105	1,196
							12,558	12,696	3%
Argo Turboserve Corporation	Business Services
Second Lien Debt (j)		(L + 12.00%) / (2.00%)	14.00%/0.00%	12/26/2018	6/28/2023	12,188	12,159	12,175	3%

AVC Investors, LLC (dba Auveco)	Specialty Distribution
Common Equity (5,000 units) (j)				1/3/2018			382	669	0%

B&B Roadway and Security Solutions, LLC	Component Manufacturing
Second Lien Debt			11.25%/4.00%	2/27/2018	1/1/2022	11,244	11,239	11,162
Common Equity (50,000 units) (h)(j)				2/27/2018			497	—
							11,736	11,162	3%
Bandon Fitness (Texas), Inc.	Retail
Common Equity (545,810 units) (j)				8/9/2019			931	1,458	0%

BCM One Group Holdings, Inc.	Information Technology Services
Subordinated Debt (k)			11.00%/0.00%	1/3/2019	7/3/2024	30,000	29,911	30,000
Common Equity (1,281 shares)				1/3/2019			48	2,330
Preferred Equity (74 shares)				1/3/2019			736	736
							30,695	33,066	7%
Bedford Precision Parts LLC	Specialty Distribution
First Lien Debt (j)(s)		(L + 6.25%) / (2.00%)	8.25%/0.00%	3/12/2019	3/12/2024	4,531	4,512	4,531
Common Equity (500,000 units) (h)(j)				3/12/2019			500	342
							5,012	4,873	1%
Cardback Intermediate, LLC (dba Chargeback Gurus)	Information Technology Services

First Lien Debt (j)(ah)		(L + 6.75%) / (0.75%)	7.50%/0.00%	8/10/2021	8/10/2026	14,000	13,924	13,924
Common Equity (495 shares) (j)				8/10/2021			125	125
Preferred Equity (495 shares) (j)				8/10/2021			125	125
							14,174	14,174	3%
Cardboard Box LLC (dba Anthony's Coal Fired Pizza)	Restaurants
Common Equity (521,021 units) (j)				12/15/2015			521	—
Preferred Equity (1,043,133 units) (j)				12/6/2019			96	26
							617	26	0%
Combined Systems, Inc.	Aerospace & Defense Manufacturing
First Lien Debt		(L + 11.00%) / (2.00%)	13.00%/0.00%	1/31/2020	1/31/2025	7,191	7,153	7,191
Revolving Loan ($550 unfunded commitment) (j)(ac)		(L + 10.00%) / (2.00%)	12.00%/0.00%	1/31/2020	1/31/2025	3,450	3,433	3,450
							10,586	10,641	2%
Comply365, LLC	Aerospace & Defense Manufacturing
First Lien Debt (ad)		(L + 8.00%) / (1.00%)	9.00%/0.00%	12/11/2020	12/11/2025	8,996	8,873	8,996
Common Equity (1,000,000 units)				12/11/2020			1,000	1,227
							9,873	10,223	2%
CRS Solutions Holdings, LLC (dba CRS Texas)	Business Services
Common Equity (538,875 units) (h)(j)				3/14/2018			621	581	0%

Dataguise, Inc.	Information Technology Services
First Lien Debt (j)			11.00%/0.00%	12/31/2020	12/31/2023	19,900	19,825	19,900
Common Equity (909 shares) (j)				12/31/2020			1,500	1,506
							21,325	21,406	5%
Diversified Search LLC	Business Services
First Lien Debt (k)(r)		(L + 6.50%) / (1.00%)	7.50%/0.00%	2/7/2019	2/7/2024	17,355	17,206	17,355
Common Equity (573 units) (h)(j)				2/7/2019			593	867
							17,799	18,222	4%
EBL, LLC (EbLens)	Retail
Second Lien Debt (j)			12.00%/1.00%	7/13/2017	1/13/2023	9,302	9,276	9,302
Common Equity (75,000 units) (j)				7/13/2017			750	68
							10,026	9,370	2%
ECM Industries, LLC	Component Manufacturing
Common Equity (1,000,000 units) (h)(j)				4/30/2020			243	1,449	0%

Elements Brands, LLC	Consumer Products
First Lien Debt			12.25%/0.00%	12/31/2020	12/31/2025	5,850	5,822	5,850
Revolving Loan ($838 unfunded commitment) (i)(j)			12.25%/0.00%	12/31/2020	12/31/2025	2,162	2,148	2,162
							7,970	8,012	2%
Frontline Food Services, LLC (f/k/a Accent Food Services, LLC)	Vending Equipment Manufacturing
Preferred Equity (Class A Units) (46 units) (j)				12/31/2020			2,000	2,102
Common Equity (Class B Units) (124 units) (j)				12/31/2020			—	—
Preferred Equity (Class C Units) (100 units) (j)				12/31/2020			—	—
							2,000	2,102	1%
Global Plasma Solutions, Inc.	Component Manufacturing
Common Equity (947 shares) (j)				9/21/2018			52	3,974	1%

GP&C Operations, LLC (dba Garlock Printing and Converting)	Component Manufacturing
First Lien Debt (w)		(L + 7.25%) / (1.00%)	8.25%/0.00%	1/22/2021	1/22/2026	11,000	10,858	11,000
Common Equity (515,625 units) (h)(j)				1/22/2021			516	574
							11,374	11,574	3%
Gurobi Optimization, LLC	Information Technology Services
Common Equity (3 shares)				12/19/2017			607	2,475	1%

Haematologic Technologies, Inc.	Healthcare Services
First Lien Debt (x)		(L + 8.25%) / (2.00%)	10.25%/0.00%	10/11/2019	10/11/2024	5,378	5,353	4,692
Common Equity (630 units) (h)(j)				10/11/2019			630	84
							5,983	4,776	1%
Hallmark Health Care Solutions, Inc.	Healthcare Services
First Lien Debt (j)(ae)		(L + 7.25%) / (1.50%)	8.75%/0.00%	12/4/2020	12/4/2025	8,460	8,407	8,460
Common Equity (750,000 units) (j)				12/4/2020			750	1,817
							9,157	10,277	2%
Healthfuse, LLC	Healthcare Services
First Lien Debt (af)		(L + 7.25%) / (1.00%)	8.25%/0.00%	11/13/2020	11/13/2025	5,970	5,936	5,970
Preferred Equity (197,980 units)				11/13/2020			750	901
							6,686	6,871	2%
Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt (k)			13.50%/0.00%	3/23/2016	3/31/2023	25,000	24,983	22,396
Common Equity (3,750 units)				3/23/2016			127	—
Preferred Equity (868 units) (j)				10/16/2020			153	90
							25,263	22,486	5%
IBH Holdings, LLC (fka Inflexxion, Inc.)	Business Services
Common Equity (150,000 units)				6/20/2018			—	311	0%

Ipro Tech, LLC	Information Technology Services
First Lien Debt (j)(u)		(L + 7.00%) / (1.00%)	8.00%/1.00%	6/30/2020	7/28/2025	19,282	18,265	19,282
Preferred Equity (j)				7/28/2021			682	682
							18,947	19,964	5%
ISI PSG Holdings, LLC (dba Incentive Solutions, Inc.)	Business Services
First Lien Debt (j)(aj)		(L + 7.50%) / (0.50%)	8.00%/0.00%	4/5/2021	4/5/2026	11,428	11,343	11,343
First Lien Debt (j)(an)		(L + 7.50%) / (0.50%)	8.00%/0.00%	6/30/2021	4/5/2026	13,416	13,416	13,416
Common Equity (256,964 units) (h)(j)				4/5/2021			500	500
							25,259	25,259	6%
K2 Merger Agreement Agent, LLC (fka K2 Industrial Services, Inc.) (n)	Industrial Cleaning & Coatings
Second Lien Debt (j)			0.00%/10.00%	1/28/2019	1/28/2023	2,308	2,308	2,308	1%

The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Common Equity (855 shares) (j)				12/8/2017			933	1,559	0%

Level Education Group, LLC (dba CE4Less)	Business Services
First Lien Debt (ak)		(L + 6.75%) / (0.50%)	7.25%/0.00%	4/1/2021	4/1/2026	5,466	5,428	5,428
Common Equity (1,000,000 units) (j)				4/1/2021			1,000	1,000
							6,428	6,428	1%
LifeSpan Biosciences, Inc.	Healthcare Products
Subordinated Debt (j)			11.50%/0.00%	3/19/2021	9/19/2026	16,000	15,928	16,000
Common Equity (100 shares) (j)				3/19/2021			1,000	997
							16,928	16,997	4%
LNG Indy, LLC (dba Kinetrex Energy) (n)	Oil & Gas Distribution
Common Equity (500 units)				12/28/2016			—	—	0%

Midwest Transit Equipment, Inc.	Transportation services
Warrant (7,192 shares) (j)(m)				6/23/2017			180	—
Warrant (4.79% of Junior Subordinated Notes) (j)(q)				6/23/2017			190	109
							370	109	0%
NGT Acquisition Holdings, LLC (dba Techniks Industries)	Component Manufacturing
Common Equity (378 units) (j)				5/24/2017			500	227	0%

OMC Investors, LLC (dba Ohio Medical Corporation)	Healthcare Products
Second Lien Debt			13.00%/0.00%	1/26/2021	6/30/2024	5,000	4,960	5,000
Common Equity (5,000 units)				1/15/2016			215	720
							5,175	5,720	1%
Palisade Company, LLC	Information Technology Services
Common Equity (50 shares) (j)				11/15/2018			500	1,166	0%

Palmetto Moon, LLC	Retail
Common Equity (499 units) (j)				11/3/2016			460	798	0%

Pool & Electrical Products, LLC	Specialty Distribution

Second Lien Debt (j)			11.75%/0.00%	10/28/2020	4/28/2027	12,000	11,897	12,000
Common Equity (15,000 units) (h)(j)				10/28/2020			1,500	5,169
							13,397	17,169	4%
Power Grid Components, Inc.	Specialty Distribution
Second Lien Debt (k)			11.00%/1.00%	4/12/2018	12/2/2025	17,526	17,461	17,526
Preferred Equity (392 shares) (j)				4/12/2018			392	549
Preferred Equity (48 shares) (j)				12/2/2019			48	68
Common Equity (10,622 shares) (j)				4/12/2018			462	281
							18,363	18,424	4%
PowerGrid Services Acquisition, LLC	Utilities: Services
Second Lien Debt (j)		(L + 9.50%) / (1.00%)	10.50%/0.00%	9/21/2021	3/21/2029	10,062	9,950	9,950
Common Equity (5,000 units) (h)(j)				9/21/2021			500	500
							10,450	10,450	2%
Prime AE Group, Inc.	Business Services
First Lien Debt (j)		(L + 6.25%) / (2.00%)	8.25%/0.00%	11/25/2019	11/25/2024	6,333	6,212	6,333
Preferred Equity (500,000 shares) (j)				11/25/2019			500	292
							6,712	6,625	1%
Pugh Lubricants, LLC (n)	Specialty Distribution
Common Equity (3,062 units) (h)(j)				11/10/2016			—	9	0%

Revenue Management Solutions, LLC	Information Technology Services
Common Equity (113 shares)				1/4/2017			1,125	6,319	1%

Rhino Assembly Company, LLC	Specialty Distribution
Second Lien Debt (k)			12.00%/1.50%	8/11/2017	2/11/2023	13,800	13,782	13,800
Delayed Draw Commitment ($875 unfunded commitment) (i)(j)			12.00%/1.50%	8/11/2017	5/17/2022	—	—	—
Common Equity (Class A Units) (8,864 units) (h)(j)				8/11/2017			944	1,066
Preferred Equity (Units N/A) (h)(j)				12/10/2020			273	286
Common Equity (Class F Units) (710 units) (h)(j)				12/10/2020			—	—
							14,999	15,152	3%
Road Safety Services, Inc.	Business Services
Second Lien Debt			11.25%/1.50%	9/18/2018	3/18/2024	10,484	10,463	10,484
Common Equity (655 units)				9/18/2018			621	877
							11,084	11,361	3%
SES Investors, LLC (dba SES Foam)	Building Products Manufacturing
Common Equity (6,000 units) (h)(j)				9/8/2016			585	3,043	1%

Specialized Elevator Services Holdings, LLC	Business Services
First Lien Debt (j)(y)		(L + 5.50%) / (2.00%)	7.50%/0.00%	5/7/2019	5/3/2024	12,889	12,806	12,889
Common Equity (596 units) (j)				5/8/2019			596	719
							13,402	13,608	3%
SpendMend LLC	Business Services
Common Equity (1,000,000 units)				1/8/2018			994	1,919	0%

TransGo, LLC	Component Manufacturing
Common Equity (500 units) (j)				2/28/2017			403	1,724	0%

The Tranzonic Companies	Specialty Distribution
Subordinated Debt (j)			10.00%/1.00%	3/27/2018	3/27/2025	7,055	7,019	7,054
Preferred Equity (5,653 units) (j)				3/27/2018			565	783
Common Equity (1 units) (j)				3/27/2018			—	1,311
							7,584	9,148	2%
UBEO, LLC	Business Services
Subordinated Debt (j)			11.00%/0.00%	4/3/2018	10/3/2024	13,893	13,829	13,893
Common Equity (705,000 units) (h)(j)				4/3/2018			655	885
							14,484	14,778	3%
United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)(j)				4/1/2012			1,008	—
Warrant (57,469 units) (j)(m)				3/5/2012			566	—
							1,574	—	0%
UPG Company, LLC	Component Manufacturing
First Lien Debt (j)(al)		(L + 8.25%) / (0.50%)	8.75%/0.00%	6/21/2021	6/21/2024	12,000	11,914	11,914	3%

Virginia Tile Company, LLC	Specialty Distribution
Common Equity (17 units) (j)				12/19/2014			342	766	0%

Western's Smokehouse, LLC	Consumer Products
First Lien Debt (j)(ab)		(L + 6.50%) / (1.25%)	7.75%/0.00%	2/28/2020	12/23/2024	9,625	9,524	9,625	2%

Winona Foods, Inc.	Specialty Distribution
First Lien Debt (j)(am)		(L + 12.00%) / (1.00%)	13.00%/0.00%	4/1/2021	4/1/2026	4,000	3,872	3,871
First Lien Debt		(L + 13.00%) / (1.00%)	14.00%/0.00%	4/1/2021	4/1/2026	7,000	6,953	6,953
							10,825	10,824	2%
Wonderware Holdings, LLC (dba CORE Business Technologies)	Information Technology Services
First Lien Debt ($2,000 unfunded commitment) (k)(z)		(L + 7.25%) / (1.00%)	8.25%/0.00%	2/10/2021	2/9/2026	6,500	6,458	6,500	2%

Worldwide Express Operations, LLC	Transportation services
Second Lien Debt (j)		(L + 7.00%) / (0.75%)	7.75%/0.00%	8/2/2021	7/26/2029	20,000	19,363	19,363
Common Equity (795,000) (j)				7/21/2021			795	795
Common Equity (752,380 units) (h)(j)				7/26/2021			225	225
							20,383	20,383	5%
Xeeva, Inc.	Information Technology Services
First Lien Debt (j)		(L + 10.50%) / (1.50%)	12.00%/0.00%	2/11/2021	2/11/2026	8,900	8,854	8,900	2%

Total Non-control/Non-affiliate Investments							$545,353	$568,787	127%

Total Investments							$631,263	$719,124	161%

(a) See Note 3 to the consolidated financial statements for portfolio composition by geographic location.

(b) Equity ownership may be held in shares or units of companies related to the portfolio companies.

(c) All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.

(d) Variable rate investments bear interest at a rate indexed to LIBOR (L), which is reset monthly, bimonthly, quarterly, or semi-annually. Certain variable rate investments also include a LIBOR interest rate floor. For each investment, the Company has provided the spread over the reference rate and the LIBOR floor, if any, as of September 30, 2021.

(e) Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of September 30, 2021. Generally, payment-in-kind interest can be paid-in-kind or all in cash.

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

(i) The disclosed commitment represents the unfunded amount as of September 30, 2021. The Company is earning 0.50% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate which will be earned if the commitment is funded.

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

(o) The Company sold a participating interest of approximately $0.3 million in aggregate principal amount of the portfolio company’s first lien senior secured term loan. As the transaction did not qualify as a “true sale” in accordance with U.S. generally accepted accounting principles (“GAAP”), the Company recorded a corresponding secured borrowing in the Consolidated Statements of Assets and Liabilities.

(p) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.64% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(q) Warrant entitles the Company to purchase 4.79% of the outstanding principal of Junior Subordinated Notes prior to exercise, and is non-income producing.

(r) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.59% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(s) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.74% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(u) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of 3.00% and PIK interest amount of 1.00% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(w) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 7.13% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(x) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.83% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(y) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.99% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(z) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.77% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(aa) The Company sold a participating interest of approximately $4.0 million in aggregate principal amount of the portfolio company’s first lien senior secured term loan. As the transaction did not qualify as a “true sale” in accordance with U.S. generally accepted accounting principles (“GAAP”), the Company recorded a corresponding secured borrowing in the Consolidated Statements of Assets and Liabilities.

(ab) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.43% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ac) The disclosed commitment represents the unfunded amount as of September 30, 2021. The Company is earning 1.00% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

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

(ag) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.65% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ah) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.74% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(am) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 7.89% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2020

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets

Control Investments (t)
FDS Avionics Corp. (dba Flight Display Systems)	Aerospace & Defense Manufacturing
Second Lien Debt			6.00%/9.00%	11/5/2014	12/31/2021	$4,836	$4,836	$4,836
Revolving Loan ($30 unfunded commitment)			6.00%/9.00%	4/12/2018	12/31/2021	286	286	286
Common Equity (7,478 shares) (j)				11/10/2017			748	-
Preferred Equity (2,550 shares)				12/26/2019			2,550	2,269
							8,420	7,391	2%
US GreenFiber, LLC	Building Products Manufacturing
Second Lien Debt (j)			8.00%/5.00%	7/3/2014	8/30/2024	15,382	15,378	13,078
Second Lien Debt (j)			8.50%/6.50%	11/9/2018	8/30/2024	5,028	5,028	5,183
Second Lien Debt (j)			8.50%/6.50%	8/10/2020	8/30/2024	2,533	2,533	2,601
Common Equity (2,522 units) (h)(j)				7/3/2014			586	-
Common Equity (425,508 units) (j)				8/30/2019			1	-
Common Equity (1,022,813 units) (h)(j)				7/1/2020			1,023	-
							24,549	20,862	5%

Total Control Investments							$32,969	$28,253	7%

Affiliate Investments (l)
FAR Research Inc. (n)	Specialty Chemicals
Common Equity (1,396 units)				3/31/2014			$-	$28	0%

Fiber Materials, Inc. (n)	Aerospace & Defense Manufacturing
Common Equity (10 units)				11/30/2016			-	41	0%

Medsurant Holdings, LLC	Healthcare Services
Second Lien Debt (j)			14.00%/0.00%	12/18/2015	3/10/2022	8,031	8,028	8,091
Preferred Equity (63,331 units) (h)(j)				4/12/2011			673	620
Warrant (252,588 units) (h)(j)(m)				4/12/2011			2,258	2,249
							10,959	10,960	3%
Mirage Trailers LLC	Utility Equipment Manufacturing
Second Lien Debt (k)		(L + 10.00%) / (1.00%)	11.00%/5.00%	11/25/2015	11/25/2021	6,410	6,483	6,410
Common Equity (2,500,000 shares) (o)				11/25/2015			2,188	84
							8,671	6,494	2%
Pfanstiehl, Inc.	Healthcare Products
Common Equity (4,250 units) (j)				3/29/2013			425	33,505	8%

Pinnergy, Ltd.	Oil & Gas Services
Common Equity - Class A-2 (42,500 units) (j)				10/13/2016			3,000	20,589	5%

Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Second Lien Debt			12.00%/1.50%	11/12/2015	10/31/2021	7,783	7,781	7,783
Common Equity (1,000,000 units)				11/12/2015			1,000	1,994
							8,781	9,777	2%

Total Affiliate Investments							$31,836	$81,394	20%

Non-control/Non-affiliate Investments
Frontline Food Services, LLC (f/k/a Accent Food Services, LLC)	Vending Equipment Manufacturing
Preferred Equity (Class A Units) (46 units) (j)				12/31/2020			$2,000	$2,000
Common Equity (Class B Units) (124 units) (j)				12/31/2020			-	-
Preferred Equity (Class C Units) (100 units) (j)				12/31/2020			-	-
							2,000	2,000	0%
Allied 100 Group, Inc.	Healthcare Products
Subordinated Debt (k)			11.25%/0.00%	7/31/2019	5/26/2023	21,500	21,432	21,500
Common Equity (625,000 units) (j)				11/26/2014			625	1,087
							22,057	22,587	5%
Allredi, LLC (fka Marco Group International OpCo, LLC)	Industrial Cleaning & Coatings
Second Lien Debt			10.50%/1.75%	3/2/2020	9/2/2026	10,080	9,993	7,761
Common Equity (570,636 units) (h)(j)				7/21/2017			637	275
							10,630	8,036	2%
Alzheimer's Research and Treatment Center, LLC	Healthcare Services
First Lien Debt (j)(w)		(L + 5.75%) / (2.00%)	7.75%/0.00%	10/23/2018	10/23/2023	6,500	6,471	6,584
Common Equity (500 units) (h)(j)				10/23/2018			500	766
							6,971	7,350	2%
American AllWaste LLC (dba WasteWater Transport Services)	Environmental Industries
Second Lien Debt (j)		(L + 11.00%) / (2.00%)	13.00%/0.00%	5/31/2018	11/30/2023	17,503	17,434	17,503
Preferred Equity (500 units) (h)(j)				5/31/2018			500	241
Preferred Equity (207 units) (h)(j)				8/6/2019			250	226
Preferred Equity (141 units) (h)(j)				11/2/2020			171	171
							18,355	18,141	4%
Applied Data Corporation	Information Technology Services
First Lien Debt (v)		(L + 6.25%) / (1.50%)	7.75%/0.00%	11/6/2020	11/6/2025	8,000	7,949	7,949
Common Equity (22 units)				11/6/2020			-	-
Preferred Equity (1,070,614 units)				11/6/2020			1,071	1,071
							9,020	9,020	2%
Argo Turboserve Corporation	Business Services
Second Lien Debt (j)		(L + 10.75%) / (2.00%)	12.75%/0.00%	12/26/2018	6/28/2023	13,031	12,990	13,031	3%

AVC Investors, LLC (dba Auveco)	Specialty Distribution
Second Lien Debt (k)			11.50%/0.00%	1/3/2018	7/3/2023	22,500	22,448	22,500
Common Equity (5,000 units) (j)				1/3/2018			487	464
							22,935	22,964	6%
B&B Roadway and Security Solutions, LLC	Component Manufacturing
Second Lien Debt			11.25%/4.00%	2/27/2018	1/1/2022	10,910	10,890	10,782
Common Equity (50,000 units) (h)(j)				2/27/2018			497	-
							11,387	10,782	3%
Bandon Fitness (Texas), Inc.	Retail
First Lien Debt (j)(z)		(L + 6.50%) / (2.25%)	8.75%/0.25%	8/9/2019	8/9/2024	14,680	14,289	15,591
Common Equity (545,810 units) (j)				8/9/2019			931	554
							15,220	16,145	4%
BCM One Group Holdings, Inc.	Information Technology Services
Subordinated Debt (k)			11.00%/0.00%	1/3/2019	7/3/2024	30,000	29,887	30,000
Common Equity (1,281 shares)				1/3/2019			48	458
Preferred Equity (74 shares)				1/3/2019			736	737
							30,671	31,195	8%
Bedford Precision Parts LLC	Specialty Distribution
First Lien Debt (j)(s)		(L + 6.25%) / (2.00%)	8.25%/0.00%	3/12/2019	3/12/2024	4,531	4,507	4,531
Common Equity (500,000 units) (h)(j)				3/12/2019			500	263
							5,007	4,794	1%
Cardboard Box LLC (dba Anthony's Coal Fired Pizza)	Restaurants
Common Equity (521,021 units) (j)				12/15/2015			521	-
Preferred Equity (1,043,133 units) (j)				12/6/2019			96	34
							617	34	0%

Combined Systems, Inc.	Aerospace & Defense Manufacturing
First Lien Debt		(L + 10.00%) / (2.00%)	12.00%/0.00%	1/31/2020	1/31/2025	7,600	7,553	7,600
Revolving Loan ($1,050 unfunded commitment) (j)(ac)		(L + 9.00%) / (2.00%)	11.00%/0.00%	1/31/2020	1/31/2025	2,950	2,930	2,950
							10,483	10,550	3%
Comply365, LLC	Aerospace & Defense Manufacturing
First Lien Debt (ad)		(L + 8.00%) / (1.00%)	9.00%/0.00%	12/11/2020	12/11/2025	10,000	9,855	9,855
Common Equity (1,000,000 units)				12/11/2020			1,000	1,000
							10,855	10,855	3%
CRS Solutions Holdings, LLC (dba CRS Texas)	Business Services
Second Lien Debt			10.50%/1.50%	3/14/2018	4/30/2024	11,305	11,270	11,305
Common Equity (450,382 units) (h)(j)				3/14/2018			488	321
							11,758	11,626	3%
Dataguise, Inc.	Information Technology Services
First Lien Debt (j)			11.00%/0.00%	12/31/2020	12/31/2023	20,000	19,900	19,900
Common Equity (909 shares) (j)				12/31/2020			1,500	1,500
							21,400	21,400	5%
Diversified Search LLC	Business Services
First Lien Debt (k)(r)		(L + 8.00%) / (1.75%)	9.75%/0.00%	2/7/2019	2/7/2024	17,355	17,159	17,355
Common Equity (573 units) (h)(j)				2/7/2019			593	494
							17,752	17,849	4%
EBL, LLC (EbLens)	Retail
Second Lien Debt (j)(p)			12.00%/1.00%	7/13/2017	1/13/2023	9,253	9,214	5,454
Common Equity (75,000 units) (j)				7/13/2017			750	-
							9,964	5,454	1%
ECM Industries, LLC	Component Manufacturing
Subordinated Debt (j)			11.50%/0.00%	4/30/2020	5/23/2026	11,500	11,295	11,500
Common Equity (1,000,000 units) (h)(j)				4/30/2020			1,000	1,562
							12,295	13,062	3%
Elements Brands, LLC	Consumer Products
First Lien Debt			12.25%/0.00%	12/31/2020	12/31/2025	6,000	5,967	5,967
Revolving Loan ($838 unfunded commitment) (i)(j)			12.25%/0.00%	12/31/2020	12/31/2025	2,162	2,146	2,146
							8,113	8,113	2%
French Transit, LLC	Consumer Products
First Lien Debt (j)		(L + 10.00%) / (2.25%)	12.25%/0.00%	6/21/2019	6/21/2024	4,116	4,088	4,116	1%

Global Plasma Solutions, Inc.	Component Manufacturing
Common Equity (947 shares) (j)				9/21/2018			-	9,995	2%

Gurobi Optimization, LLC	Information Technology Services
Common Equity (3 shares)				12/19/2017			592	1,660	0%

Haematologic Technologies, Inc.	Healthcare Services
First Lien Debt (x)		(L + 8.25%) / (2.00%)	10.25%/0.00%	10/11/2019	10/11/2024	5,500	5,469	5,500
Common Equity (549 units) (h)(j)				10/11/2019			549	255
							6,018	5,755	1%
Hallmark Health Care Solutions, Inc.	Healthcare Services
First Lien Debt (j)(ae)		(L + 7.25%) / (1.50%)	8.75%/0.00%	12/4/2020	12/4/2025	8,500	8,437	8,437
Common Equity (750,000 units) (j)				12/4/2020			750	750
							9,187	9,187	2%
Healthfuse, LLC	Healthcare Services
First Lien Debt (af)		(L + 7.25%) / (1.00%)	8.25%/0.00%	11/13/2020	11/13/2025	6,000	5,960	5,960
Preferred Equity (197,980 units)				11/13/2020			750	750
							6,710	6,710	2%
Hilco Plastics Holdings, LLC (dba Hilco Technologies)	Component Manufacturing
Second Lien Debt (j)			11.50%/1.50%	9/23/2016	12/31/2019	10,301	10,301	8,878
Revolving Loan (j)		(L + 6.50%) / (0.00%)	6.65%/0.00%	12/20/2019	12/15/2019	5,962	5,962	5,962
First Lien Debt (j)		(L + 6.95%) / (0.00%)	7.10%/0.00%	12/20/2019	12/15/2019	5,092	5,092	5,092
Preferred Equity (1,000,000 units) (h)(j)				4/18/2018			1,000	-
Common Equity (72,507 units) (h)(j)				9/23/2016			473	-
							22,828	19,932	5%
Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt (k)			13.00%/0.00%	3/23/2016	3/31/2023	25,000	24,976	24,106
Common Equity (3,750 units)				3/23/2016			131	283
Preferred Equity (868 units) (j)				10/16/2020			154	158
							25,261	24,547	6%
IBH Holdings, LLC (fka Inflexxion, Inc.)	Business Services
Common Equity (150,000 units)				6/20/2018			-	235	0%

Ipro Tech, LLC	Information Technology Services
First Lien Debt (j)(u)		(L + 8.50%) / (2.00%)	10.50%/0.00%	6/30/2020	6/30/2025	2,469	1,923	2,469	1%

K2 Merger Agreement Agent, LLC (fka K2 Industrial Services, Inc.) (n)	Industrial Cleaning & Coatings
Second Lien Debt (j)			0.00%/10.00%	1/28/2019	1/28/2021	2,140	2,140	2,140	1%

The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Second Lien Debt (k)			12.00%/0.00%	12/8/2017	6/8/2024	15,000	14,960	15,000
Common Equity (765 shares) (j)				12/8/2017			765	841
							15,725	15,841	4%
LNG Indy, LLC (dba Kinetrex Energy)	Oil & Gas Distribution
Second Lien Debt (k)			11.50%/1.50%	12/28/2016	11/12/2021	10,127	10,108	10,127
Common Equity (500 units)				12/28/2016			500	959
							10,608	11,086	3%
Mesa Line Services, LLC	Utilities: Services
Second Lien Debt (j)			10.50%/0.50%	11/30/2017	8/1/2024	17,511	17,442	17,511
Common Equity (981 shares) (j)				11/30/2017			1,148	1,076
							18,590	18,587	5%
Midwest Transit Equipment, Inc.	Transportation services
Warrant (7,192 shares) (j)(m)				6/23/2017			180	118
Warrant (4.79% of Junior Subordinated Notes) (j)(q)				6/23/2017			190	248
							370	366	0%
NGT Acquisition Holdings, LLC (dba Techniks Industries)	Component Manufacturing
Common Equity (378 units) (j)				5/24/2017			500	227	0%

OMC Investors, LLC (dba Ohio Medical Corporation)	Healthcare Products
Second Lien Debt			12.00%/0.00%	1/15/2016	6/30/2022	10,000	9,985	10,000
Common Equity (5,000 units)				1/15/2016			462	869
							10,447	10,869	3%
Palisade Company, LLC	Information Technology Services
Common Equity (50 shares) (j)				11/15/2018			500	630	0%

Palmetto Moon, LLC	Retail
First Lien Debt (j)			11.50%/2.50%	11/3/2016	10/31/2021	4,779	4,773	4,779
Common Equity (499 units) (j)				11/3/2016			494	159
							5,267	4,938	1%
Pool & Electrical Products, LLC	Specialty Distribution
Second Lien Debt (j)			11.75%/0.00%	10/28/2020	4/28/2027	12,000	11,883	11,883
Common Equity (15,000 units) (h)(j)				10/28/2020			1,500	1,500
							13,383	13,383	3%
Power Grid Components, Inc.	Specialty Distribution
Second Lien Debt (k)			11.00%/1.00%	4/12/2018	12/2/2025	22,433	22,357	22,433
Preferred Equity (392 shares) (j)				4/12/2018			392	509
Preferred Equity (48 shares) (j)				12/2/2019			48	63
Common Equity (10,622 shares) (j)				4/12/2018			462	740
							23,259	23,745	6%
Prime AE Group, Inc.	Business Services
First Lien Debt (j)		(L + 6.25%) / (2.00%)	8.25%/0.00%	11/25/2019	11/25/2024	6,833	6,683	6,833
Preferred Equity (500,000 shares) (j)				11/25/2019			500	566
							7,183	7,399	2%
Revenue Management Solutions, LLC	Information Technology Services

Common Equity (113 shares)				1/4/2017			1,125	3,081	1%

Rhino Assembly Company, LLC	Specialty Distribution
Second Lien Debt (k)			12.00%/1.50%	8/11/2017	2/11/2023	10,682	10,655	10,682
Delayed Draw Commitment ($875 unfunded commitment) (i)(j)			12.00%/1.00%	8/11/2017	5/17/2022	-	-	-
Common Equity (Class A Units) (8,864 units) (h)(j)				8/11/2017			944	629
Preferred Equity (Units N/A) (h)(j)				12/10/2020			136	137
Common Equity (Class F Units) (355 units) (h)(j)				12/10/2020			-	-
							11,735	11,448	3%
Road Safety Services, Inc.	Business Services
Second Lien Debt			11.25%/1.50%	9/18/2018	3/18/2024	10,379	10,351	10,379
Common Equity (655 units)				9/18/2018			621	882
							10,972	11,261	3%
Rohrer Corporation	Packaging
Subordinated Debt (j)			10.50%/1.00%	10/1/2018	4/1/2024	14,017	13,976	14,017
Common Equity (400 shares) (j)				7/18/2016			780	1,591
							14,756	15,608	4%
Routeware, Inc.	Information Technology Services
First Lien Debt (k)(aa)		(L + 7.00%) / (1.75%)	8.75%/0.00%	2/7/2020	2/7/2025	14,888	14,814	14,888	4%

SES Investors, LLC (dba SES Foam)	Building Products Manufacturing
Second Lien Debt			13.00%/0.00%	9/8/2016	12/29/2022	1,000	997	1,000
Common Equity (6,000 units) (h)(j)				9/8/2016			537	1,869
							1,534	2,869	1%
Software Technology, LLC	Information Technology Services
Subordinated Debt (k)			11.00%/0.00%	12/23/2016	6/23/2023	10,000	9,980	10,000
Common Equity (6 shares)				12/23/2016			646	942
							10,626	10,942	3%
Specialized Elevator Services Holdings, LLC	Business Services
First Lien Debt (j)(y)		(L + 5.25%) / (2.00%)	7.25%/0.00%	5/7/2019	5/3/2024	12,889	12,782	12,889
Common Equity (596 units) (j)				5/8/2019			596	647
							13,378	13,536	3%
SpendMend LLC	Business Services
Common Equity (1,000,000 units)				1/8/2018			972	1,915	0%

TransGo, LLC	Component Manufacturing
Common Equity (500 units) (j)				2/28/2017			474	996	0%

The Tranzonic Companies	Specialty Distribution
Subordinated Debt (j)			10.00%/1.00%	3/27/2018	3/27/2025	7,001	6,959	7,001
Preferred Equity (5,653 units) (j)				3/27/2018			565	730
Common Equity (1 units) (j)				3/27/2018			-	683
							7,524	8,414	2%
UBEO, LLC	Business Services
Subordinated Debt (j)			11.00%/0.00%	4/3/2018	10/3/2024	13,893	13,814	13,893
Common Equity (705,000 units) (h)(j)				4/3/2018			668	661
							14,482	14,554	3%
United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)(j)				4/1/2012			1,008	-
Warrant (57,469 units) (j)(m)				3/5/2012			566	-
							1,574	-	0%
Virginia Tile Company, LLC	Specialty Distribution
Second Lien Debt (j)			12.25%/0.00%	12/19/2014	4/7/2022	12,000	11,998	12,000
Common Equity (17 units) (j)				12/19/2014			342	521
							12,340	12,521	3%
Western's Smokehouse, LLC	Consumer Products
First Lien Debt (j)(ab)		(L + 6.50%) / (1.25%)	7.75%/0.00%	2/28/2020	12/23/2024	10,000	9,876	10,000	2%

Wheel Pros, Inc.	Specialty Distribution
Second Lien Debt (j)		(L + 9.00%) / (1.00%)	10.00%/0.00%	11/10/2020	11/10/2028	20,000	19,411	19,411
Preferred Equity (347,222 units) (j)				5/15/2019			301	1,031
							19,712	20,442	5%
Worldwide Express Operations, LLC	Transportation services
Second Lien Debt (j)		(L + 8.00%) / (1.00%)	9.00%/0.00%	2/27/2017	2/3/2025	20,000	19,791	20,000
Common Equity (2,000 units) (h)(j)				2/27/2017			1,478	1,942
							21,269	21,942	5%

Total Non-control/Non-affiliate Investments							$622,222	$633,222	154%

Total Investments							$687,027	$742,869	181%

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 1. Organization and Nature of Business

Fidus Investment Corporation (“FIC,” and together with its subsidiaries, the “Company”), a Maryland corporation, operates as an externally managed, closed-end, non-diversified business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). FIC completed its initial public offering, or IPO, in June 2011. In addition, for federal income tax purposes, the Company has elected, and intends to qualify annually, to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Partial loan and equity sales: The Company follows the guidance in ASC 860, Transfers and Servicing, when accounting for loan (debt investment) participations, equity assignments and other partial loan sales. Such guidance requires a participation, assignment or other partial loan or equity sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations, assignments or other partial loan or equity sales which do not meet the definition of a participating interest should remain on the Company’s consolidated statements of assets and liabilities and the proceeds recorded as a secured borrowing until the definition is met. For these partial loan sales, the interest earned on the entire loan balance is recorded within “interest income” and the interest earned by the buyer in the partial loan sale is recorded within “interest and financing expenses” in the accompanying consolidated statements of operations.

Income taxes: The Company has elected, and intends to qualify annually, to be treated as a RIC under Subchapter M of the Code, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to stockholders. To maintain the tax treatment of a RIC, the Company is required to timely distribute to its stockholders at least 90.0% of “investment company taxable income,” as defined by Subchapter M of the Code, each year. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year; however, the Company will pay a 4.0% excise tax if it does not distribute at least 98.0% of the current year’s ordinary taxable income. Any such carryover taxable income must be distributed through a dividend declared prior to the later of the date on which the final tax return related to the year in which the Company generated such taxable income is filed or the 15th day of the 10th month following the close of such taxable year. In addition, the Company will be subject to federal excise tax if it does not distribute at least 98.2% of its net capital gains realized, computed for any one year period ending October 31.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits included in the income tax provision, if any. There were no material uncertain income tax positions at September 30, 2021 and December 31, 2020. The Company’s tax returns are generally subject to examination by U.S. federal and most state tax authorities for a period of three years from the date the respective returns are filed, and, accordingly, the Company’s 2018 through 2020 tax years remain subject to examination.

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

Earnings and net asset value per share: The earnings per share calculations for the three and nine months ended September 30, 2021 and 2020, are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Stock Repurchase Program: The Company has an open market stock repurchase program (the “Stock Repurchase Program”) under which the Company may acquire up to $5,000 of its outstanding common stock. Under the Stock Repurchase Program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by the Company’s management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 26, 2020, the Board extended the Stock Repurchase Program through December 31, 2021, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require the Company to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. The Company did not make any repurchases of common stock during the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, the Company repurchased zero and 25,719 shares of common stock on the open market for zero and $268, respectively. Refer to Note 8 for additional information concerning stock repurchases.

Recent accounting pronouncements:

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and under the Credit Facility (as described in Note 6). Many of these agreements (including the credit agreement relating to the Credit Facility) include an alternative successor rate or language for choosing an alternative successor rate when LIBOR reference is no longer considered to be appropriate. With respect to other agreements, the Company intends to work with its portfolio companies to modify agreements to choose an alternative successor rate. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2021.

SEC Rule 1-02(w)(2) Update:

In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules adopted a new definition of “significant subsidiary” applicable only to investment companies that (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary” in Rule 1-02(w) of Regulation S-X. The new Rule 1-02(w)(2) of Regulation S-X is intended to

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules became effective on January 1, 2021; however, the Company elected to early adopt this rule change as of December 31, 2020. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

SEC Regulation S-K Update:

In November 2020, the SEC issued a final rule that modernized and simplifies Management's Discussion and Analysis and certain financial disclosure requirements in Regulation S-K (the “Amendments”). Specifically, the Amendments: (i) eliminate Item 301 of Regulation S-K (Selected Financial Data); (ii) simplify Item 302 of Regulation S-K (Supplementary Financial Information); and (iii) amend certain aspects of Item 303 of Regulation S-K (Management's Discussion and Analysis of Financial Condition and Results of Operations). The Amendments became effective on February 10, 2021 and compliance will be required for the registrants' fiscal year ending on or after August 9, 2021. Early adoption of the Amendments is permitted on an item-by-item basis after the effective date; however, a registrant must fully comply with each adopted item in its entirety. The Company adopted the Amendments on the effective date which did not have a material impact on the Company’s Consolidated Financial Statements.

Note 3. Portfolio Company Investments

The Company’s portfolio investments principally consist of secured and unsecured debt, equity warrants and direct equity investments in privately held companies. The debt investments may or may not be secured by either a first or second lien on the assets of the portfolio company. The debt investments bear interest at fixed rates or variable rates, and generally mature between five and seven years from the original investment. In connection with a debt investment, the Company also may receive nominally priced equity warrants and/or make a direct equity investment in the portfolio company. The Company’s warrants or equity investments may be investments in a holding company related to the portfolio company. In addition, the Company periodically makes equity investments in its portfolio companies through Taxable Subsidiaries. In both situations, the investment is generally reported under the name of the operating company on the consolidated schedules of investments.

As of September 30, 2021, the Company had active investments in 70 portfolio companies and residual investments in six portfolio companies that have sold their underlying operations. The aggregate fair value of the total portfolio was $719,124 and the weighted average effective yield on the Company’s debt investments was 12.3% as of such date. As of September 30, 2021, the Company held equity investments in 88.2% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 5.6%.

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

The weighted average yield of the Company’s debt investments is not the same as a return on investment for its stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of all of the Company’s and its subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of September 30, 2021 and December 31, 2020, including accretion of OID and debt investment origination fees, but excluding investments on non-accrual status and investments recorded as a secured borrowing, if any.

Purchases of debt and equity investments for the nine months ended September 30, 2021 and 2020 totaled $245,544 and $86,121, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the nine months ended September 30, 2021 and 2020 totaled $319,036 and $110,149, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	September 30,		December 31,		September 30,		December 31,
	2021		2020		2021		2020
First Lien Debt(1)	$296,998	41.2%	$187,353	25.2%	$295,412	46.8%	$184,585	26.9%
Second Lien Debt	201,305	28.0	332,154	44.7	212,311	33.6	341,947	49.7
Subordinated Debt	69,452	9.7	107,911	14.5	69,192	11.0	107,343	15.6
Equity	148,098	20.6	112,836	15.2	51,154	8.1	49,958	7.3
Warrants	3,271	0.5	2,615	0.4	3,194	0.5	3,194	0.5
Total	$719,124	100.0%	$742,869	100.0%	$631,263	100.0%	$687,027	100.0%
(1)
Includes unitranche investments, which account for 34.7% and 39.3% of our portfolio on a fair value and cost basis as of September 30, 2021, respectively. Includes unitranche investments, which account for 17.3% and 18.4% of our portfolio on a fair value and cost basis as of December 31, 2020, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

All investments made by the Company as of September 30, 2021 and December 31, 2020 were made in portfolio companies headquartered in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	September 30,		December 31,		September 30,		December 31,
	2021		2020		2021		2020
Midwest	$133,746	18.6%	$225,745	30.4%	$78,907	12.6%	$189,560	27.6%
Southeast	193,743	26.9	153,291	20.6	167,516	26.5	129,974	18.9
Northeast	149,247	20.8	123,268	16.6	147,986	23.4	127,833	18.6
West	86,538	12.0	108,673	14.6	80,408	12.7	109,221	15.9
Southwest	155,850	21.7	131,892	17.8	156,446	24.8	130,439	19.0
Total	$719,124	100.0%	$742,869	100.0%	$631,263	100.0%	$687,027	100.0%

The following table shows portfolio composition by type and by geographic region at fair value as a percentage of net assets.

By Type			By Geographic Region
	September 30,	December 31,		September 30,	December 31,
	2021	2020		2021	2020
First Lien Debt	66.4%	45.6%	Midwest	29.9%	55.0%
Second Lien Debt	45.0	80.9	Southeast	43.3	37.3
Subordinated Debt	15.5	26.3	Northeast	33.4	30.0
Equity	33.1	27.5	West	19.3	26.5
Warrants	0.7	0.6	Southwest	34.8	32.1
Total	160.7%	180.9%	Total	160.7%	180.9%

As of September 30, 2021 and December 31, 2020, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio on a fair value or cost basis. As of September 30, 2021, the Company had one portfolio company investment that represented more than 5% of its total assets. As of December 31, 2020, the Company had no portfolio company investments that represented more than 5% of its total assets.

As of September 30, 2021, the Company had no debt investments on non-accrual status. As of December 31, 2020, the Company had a debt investment in one portfolio company on non-accrual status.

	September 30, 2021				December 31, 2020
	Fair				Fair
Portfolio Company	Value		Cost		Value		Cost
EBL, LLC (EbLens)	$—	(1)	$—	(1)	$5,454	(2)	$9,214	(2)
Total	$—		$—		$5,454		$9,214

(1)	Portfolio company debt investment was not on non-accrual status at September 30, 2021.
(2)	Portfolio company was on PIK-only non-accrual status at December 31, 2020, meaning the Company has ceased recognizing PIK interest income on the investment.

Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of control and affiliate investments as of December 31, 2020 and any additions and reductions made to such investments during the nine months ended September 30, 2021, the ending fair value as of September 30, 2021, and the total investment income earned on such investments during the period.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

						Nine Months Ended September 30, 2021
Portfolio Company (1)	September 30, 2021 Principal Amount - Debt Investments	December 31, 2020 Fair Value	Gross Additions (2)	Gross Reductions (3)	September 30, 2021 Fair Value	Net Realized Gains (Losses) (4)	Net Change in Unrealized Appreciation (Depreciation)	Interest Income	Payment-in-kind Interest Income	Dividend Income	Fee Income
Control Investments
Hilco Plastics Holdings, LLC (dba Hilco Technologies)(6)	$-	$—	$1,627	$(1,577)	$50	$(990)	$50	$308	$—	$568	$—
Mesa Line Services, LLC (6)	23,684	—	24,779	(5,596)	19,183	—	(5,596)	438	600	—	—
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)(5)	—	7,391	1,986	(9,377)	—	957	1,028	90	—	—	400
US GreenFiber, LLC	26,505	20,862	3,561	(372)	24,051	—	(371)	1,659	1,061	—	—
Total Control Investments	$50,189	$28,253	$31,953	$(16,922)	$43,284	$(33)	$(4,889)	$2,495	$1,661	$568	$400
Affiliate Investments
FAR Research Inc.	$—	$28	$—	$—	$28	$—	$—	$—	$—	$—	$—
Fiber Materials, Inc.	—	41	-	—	41	—	—	—	—	—	—
Medsurant Holdings, LLC	—	10,960	1,151	(8,031)	4,080	—	1,104	331	—	—	91
Mirage Trailers LLC	6,618	6,494	4,091	(44)	10,541	—	3,825	569	251	110	—
Pfanstiehl, Inc.	—	33,505	16,622	(1)	50,126	—	16,622	—	—	—	—
Pinnergy, Ltd.	—	20,589	104	—	20,693	—	104	—	—	—	—
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)(5)	13,000	—	18,464	(93)	18,371	—	1,643	735	—	—	279
Steward Holding LLC (dba Steward Advanced Materials)	—	9,777	1,208	(7,812)	3,173	—	1,176	461	30	—	—
Total Affiliate Investments	$19,618	$81,394	$41,640	$(15,981)	$107,053	$—	$24,474	$2,096	$281	$110	$370

(1)	The investment type, industry, ownership detail for equity investments, and if the investment is income producing is disclosed in the consolidated schedule of investments.
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

(5)	Portfolio company was transferred to Affiliate investments from Control investments during the nine months ended September 30, 2021
(6)	Portfolio company was transferred to Control investments from Non-control/Non-affiliate investments during the nine months ended September 30, 2021

The table below represents the fair value of control and affiliate investments as of December 31, 2019 and any additions and reductions made to such investments during the year ended December 31, 2020, including the total investment income earned on such investments during the period.

						Year Ended December 31, 2020
Portfolio Company (1)	December 31, 2020 Principal Amount - Debt Investments	December 31, 2019 Fair Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2020 Fair Value	Net Realized Gains (Losses) (4)	Net Change in Unrealized Appreciation (Depreciation)	Interest Income	Payment-in-kind Interest Income	Dividend Income	Fee Income
Control Investments
FDS Avionics Corp. (dba Flight Display Systems)	$5,122	$5,403	$1,988	$-	$7,391	$-	$1,545	$298	$442	$-	$-
US GreenFiber, LLC	22,943	16,417	5,830	(1,385)	20,862	-	(363)	1,591	1,306	-	-
Total Control Investments	$28,065	$21,820	$7,818	$(1,385)	$28,253	$-	$1,182	$1,889	$1,748	$-	$-
Affiliate Investments
FAR Research Inc.	$-	$28	$-	$-	$28	$-	$-	$-	$-	$-	$-
Fiber Materials, Inc.	-	10,449	9,681	(20,089)	41	9,681	(9,762)	-	-	354	-
Medsurant Holdings, LLC	8,031	16,980	1,721	(7,741)	10,960	1,714	(2,304)	1,145	-	-	79
Microbiology Research Associates, Inc.(5)	-	11,611	21	(11,632)	-	-	(751)	84	11	-	-
Mirage Trailers LLC	6,410	7,218	235	(959)	6,494	-	(959)	718	159	5	16
Pfanstiehl, Inc.	-	32,822	20,128	(19,445)	33,505	12,812	7,309	630	-	478	-
Pinnergy, Ltd.	-	32,978	301	(12,690)	20,589	301	(9,388)	-	-	-	-
Steward Holding LLC (dba Steward Advanced Materials)	7,783	9,469	308	-	9,777	-	186	934	117	-	25
Total Affiliate Investments	$22,224	$121,555	$32,395	$(72,556)	$81,394	$24,508	$(15,669)	$3,511	$287	$837	$120

(1)	The investment type, industry, ownership detail for equity investments, and if the investment is income producing is disclosed in the consolidated schedule of investments.
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

(5)	Portfolio company was transferred to Non-control/Non-affiliate investments from Affiliate investments during the twelve months ended December 31, 2020

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

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the nine months ended September 30, 2021 and 2020.

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2021 and 2020:

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	First Lien	Second Lien	Subordinated
	Debt	Debt	Debt	Equity	Warrants	Total
Balance, December 31, 2019	$108,327	$383,077	$140,843	$126,564	$8,108	$766,919
Net realized gains (losses) on investments	(4)	81	—	30,958	1,862	32,897
Net change in unrealized appreciation (depreciation) on investments	(105)	(31,030)	60	(29,485)	(2,874)	(63,434)
Purchase of investments	49,239	22,000	13,500	1,382	—	86,121
Proceeds from sales and repayments of investments	(26,264)	(25,195)	(10,565)	(43,633)	(4,492)	(110,149)
Interest and dividend income paid-in-kind	118	3,022	371	—	—	3,511
Proceeds from loan origination fees	(1,036)	(158)	(250)	—	—	(1,444)
Accretion of loan origination fees	333	380	150	3	—	866
Accretion of original issue discount	72	46	—	—	—	118
Balance, September 30, 2020	$130,680	$352,223	$144,109	$85,789	$2,604	$715,405
Balance, December 31, 2020	$187,353	$332,154	$107,911	$112,836	$2,615	$742,869
Net realized gains (losses) on investments	—	—	—	13,673	—	13,673
Net change in unrealized appreciation (depreciation) on investments	(1,182)	(1,213)	(308)	34,066	656	32,019
Purchase of investments	172,506	43,850	18,500	10,688	—	245,544
Proceeds from sales and repayments of investments	(61,008)	(177,719)	(57,039)	(23,270)	—	(319,036)
Interest and dividend income paid-in-kind	109	3,142	81	105	—	3,437
Proceeds from loan origination fees	(1,765)	(104)	(80)	—	—	(1,949)
Accretion of loan origination fees	985	461	387	—	—	1,833
Accretion of original issue discount	—	734	—	—	—	734
Balance, September 30, 2021	$296,998	$201,305	$69,452	$148,098	$3,271	$719,124

Net change in unrealized appreciation/(depreciation) of $17,067 and $33,223 for the three and nine months ended September 30, 2021, respectively, was attributable to Level 3 investments held at September 30, 2021. Net change in unrealized appreciation/(depreciation) of $12,489 and $(62,591) for the three and nine months ended September 30, 2020, respectively, was attributable to Level 3 investments held at September 30, 2020.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of September 30, 2021 and December 31, 2020. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at	Valuation	Unobservable	Range
	September 30, 2021	Techniques	Inputs	(weighted average)(1)
Debt investments:
First Lien Debt	$277,274	Discounted cash flow	Weighted average cost of capital	4.0% - 22.8% (12.7%)
	10,824	Enterprise value	Asset Coverage	1.2x - 1.2x (1.2x)
	8,900	Enterprise value	Revenue multiples	4.5x - 4.5x (4.5x)

Second Lien Debt	182,318	Discounted cash flow	Weighted average cost of capital	10.5% - 26.9% (14.7%)
	16,678	Enterprise value	EBITDA multiples	9.8x - 9.8x (9.8x)
	2,309	Enterprise value	Asset Coverage	1.1x - 1.1x (1.1x)

Subordinated Debt	66,947	Discounted cash flow	Weighted average cost of capital	11.5% - 12.0% (11.6%)
	2,505	Enterprise value	EBITDA multiples	9.8x - 9.8x (9.8x)

Equity investments:
Equity	148,098	Enterprise value	EBITDA multiples	3.3x - 17.8x (8.0x)

Warrants	3,271	Enterprise value	EBITDA multiples	4.5x - 6.0x (6.0x)

(1)
Unobservable inputs were weighted by the relative fair value of the instruments.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Fair Value at	Valuation	Unobservable	Range
	December 31, 2020	Techniques	Inputs	(weighted average)(1)
Debt investments:
First Lien Debt	$183,238	Discounted cash flow	Weighted average cost of capital	6.8% - 16.3% (10.3%)
	4,115	Enterprise value	Asset Coverage	1.8x - 1.8x (1.8x)

Second Lien Debt	306,405	Discounted cash flow	Weighted average cost of capital	9.3% - 27.0% (14.0%)
	5,454	Enterprise value	EBITDA multiples	3.9x - 3.9x (3.9x)
	5,123	Enterprise value	Revenue multiples	2.1x - 2.1x (2.1x)
	15,172	Enterprise value	Asset Coverage	1.2x - 1.2x (1.2x)

Subordinated Debt	107,911	Discounted cash flow	Weighted average cost of capital	11.5% - 12.0% (11.7%)

Equity investments:
Equity	110,568	Enterprise value	EBITDA multiples	3.9x - 15.3x (8.1x)
	2,268	Enterprise value	Revenue multiples	2.1x - 2.1x (2.1x)

Warrants	2,615	Enterprise value	EBITDA multiples	4.5x - 6.5x (6.2x)

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

The following tables summarize the carrying value and fair value of the Company’s debt obligations as of September 30, 2021 and December 31, 2020.

	September 30, 2021(6)		December 31, 2020
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
SBA debentures (2)	$95,000	$95,000	$147,000	$147,000
Credit Facility borrowings (3)	40,000	40,000	—	—
2023 Notes (4)	—	—	50,000	50,620
February 2024 Notes (4)	19,000	19,426	69,000	69,745
November 2024 Notes (4)	63,250	64,034	63,250	64,389
2026 Notes (5)	125,000	125,275	125,000	125,000
Total	$342,250	$343,735	$454,250	$456,754

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
(4)
The Public Notes (as defined in Note 6), if valued under ASC Topic 820, are valued using available market quotes, which is a Level 1 input.
(5)
The fair value of the 2026 Notes is estimated by discounting the remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date, which are Level 3 inputs under ASC Topic 820.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

(6)
Totals exclude $17,746 of Secured Borrowings.

The following table summarizes the inputs used to value the Company’s debt obligations if measured at fair value as of September 30, 2021 and December 31, 2020.

	Fair Value
	September 30,	December 31,
Valuation Inputs	2021	2020
Level 1	$83,460	$184,754
Level 2	—	—
Level 3	260,275	272,000
Total	$343,735	$456,754

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

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The Board of Directors accepted a voluntary, non-contractual, and unconditional waiver from the Investment Advisor to exclude any investments recorded as secured borrowings as defined under GAAP from the base management fee payable as of September 30, 2021. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement was $3,270 and $9,661 for the three and nine months ended September 30, 2021, and $3,223 and $9,688 for the three and nine months ended September 30, 2020, respectively. The base management fee waiver was $69 and $98 for the three and nine months ended September 30, 2021, respectively. There was no base management fee waiver for the three and nine months ended September 30, 2020. As of September 30, 2021 and December 31, 2020, the base management fee payable (net of the base management fee waiver) was $3,201 and $3,244, respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee was $2,425 and $7,644 for the nine months ended September 30, 2021, respectively, and $2,374 and $6,342 for the three and nine months ended September 30, 2020, respectively. The Investment Advisor, in consultation with the Board, agreed to voluntarily waive $423 of the income incentive fee for the three and nine months ended September 30, 2020. There was no income incentive fee waiver for the three and nine months ended September 30, 2021. As of September 30, 2021 and December 31, 2020, the income incentive fee payable (net of the income incentive fee waiver) was $2,425 and $2,610, respectively.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid in cash to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and losses since the Formation Transactions (realized capital gains and losses include realized gains and losses on investments, net of income tax provision from realized gains on investments, and realized losses on extinguishment of debt), and the aggregate unrealized capital depreciation on investments as of the date of the calculation. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains on investments, less cumulative aggregate realized capital losses on investments, less aggregate unrealized capital depreciation on investments, and less cumulative aggregate realized losses on extinguishment of debt. If this number is positive at the end of such year, then the capital gains incentive fee to be paid in cash for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of September 30, 2021 and December 31, 2020, the capital gains incentive fee payable in cash was $0 (as cumulative aggregate realized capital gains and losses on investments plus aggregate unrealized capital depreciation on investments plus realized losses on extinguishment of debt was negative as of each period). The aggregate amount of capital gains incentive fees paid from the IPO through September 30, 2021 was $348.

In addition, the Company accrues, but does not pay in cash, a capital gains incentive fee in connection with any unrealized capital appreciation on investments, as applicable. If, on a cumulative basis, the sum of (i) net realized gains/(losses) on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of (i) net realized gains/(losses) on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt. The capital gains incentive fee accrued (reversed) during the three and nine months ended September 30, 2021 was $4,664 and $8,638, respectively, and $2,761 and $(6,380) for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021 and December 31, 2020, the accrued capital gains incentive fee payable was $19,669 and $11,031, respectively.

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

Administration Agreement: The Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 10, 2021, the Board approved the renewal of the Administration Agreement through June 20,

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

2022. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides clerical, bookkeeping, and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies to which the Company is required to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies, including “dead deal” expenses. Under the Administration Agreement, administrative service expenses for the three and nine months ended September 30, 2021 were $438 and $1,281, respectively, and $412 and $1,242 for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021 and December 31, 2020, the accrued administrative service expense payable was $585 and $593, respectively.

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

Note 6. Debt

Revolving Credit Facility: On June 16, 2014, FIC entered into a senior secured revolving credit agreement (the "Credit Agreement" and the senior secured revolving credit facility, the “Credit Facility”) with ING Capital LLC (“ING”), as the administrative agent, collateral agent, and lender. The Credit Facility is secured by certain portfolio investments held by the Company, but portfolio investments held by the Funds are not collateral for the Credit Facility. On April 24, 2019, the Company entered into an Amended & Restated Senior Secured Revolving Credit Agreement (the “Amended Credit Agreement”) among the Company, as borrower, the lenders party thereto, and ING Capital LLC, as administrative agent. The Amended Credit Agreement amends, restates, and replaces the Credit Agreement. On June 26, 2020, the Company amended the Amended Credit Agreement, but the material terms were unchanged. Among other revisions, the amendment to the Amended Credit Agreement modifies certain covenants therein, including to amend the minimum consolidated interest coverage ratio to be 2.25 to 1.00 for the four quarter period ending on June 30, 2020, 2.00 to 1.00 for the four quarter periods ending on each of September 30, 2020 and December 31, 2020, and 1.75 to 1.00 for each four quarter period ending at the end of each quarter thereafter.

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

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of September 30, 2021 and December 31, 2020, the Company was in compliance in all material respect with the terms of the Credit Facility.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs; such debentures have 10-year terms with the entire principal balance due at maturity and are guaranteed by the SBA. Interest on SBA debentures is payable semi-annually on March 1 and September 1. As of September 30, 2021 and December 31, 2020, approved and unused SBA debenture commitments were $75,000 and $11,500, respectively. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

As of September 30, 2021 and December 31, 2020, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling	Maturity	Fixed	September 30,	December 31,
Date (1)	Date	Interest Rate	2021	2020
3/25/2015	3/1/2025	3.277%	$22,500	$22,500
9/23/2015	9/1/2025	3.571	—	16,700
3/23/2016	3/1/2026	3.267	1,500	1,500
3/23/2016	3/1/2026	3.249	2,500	21,800
9/21/2016	9/1/2026	2.793	500	500
3/29/2017	3/1/2027	3.587	—	10,000
9/20/2017	9/1/2027	3.260	1,000	1,000
9/20/2017	9/1/2027	3.190	33,000	33,000
3/21/2018	3/1/2028	3.859	—	16,000
3/21/2018	3/1/2028	3.534	9,000	10,500
9/25/2019	9/1/2029	2.377	7,500	7,500
3/25/2020	3/1/2030	2.172	6,000	6,000
9/22/2021	9/1/2031	1.398	11,500	—
Total outstanding SBA debentures			$95,000	$147,000

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.

Notes: On February 2, 2018, the Company closed the public offering of approximately $43,478 in aggregate principal amount of its 5.875% notes due 2023, or the “2023 Notes.” On February 22, 2018, the underwriters exercised their option to purchase an additional $6,522 in aggregate principal of the 2023 Notes. The total net proceeds to the Company from the 2023 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of approximately $1,500 and offering expenses of $438, were approximately $48,062. The 2023 Notes mature on February 1, 2023 and bear interest at a rate of 5.875%. The 2023 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after February 1, 2020. On January 19, 2021, the Company redeemed $50,000 in aggregate principal amount of the issued and outstanding 2023 Notes, resulting in a realized loss on extinguishment of debt of approximately $794.

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

The February 2024 Notes mature on February 15, 2024 and bear interest at a rate of 6.000%. The February 2024 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after February 15, 2021. Interest on the February 2024 Notes is payable quarterly on February 15, May 15, August 15 and November 15 of each year. The February 2024 Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSZ.” On February 16, 2021, the Company redeemed $50,000 of the $69,000 aggregate principal amount on the February 2024 Notes, resulting in a realized loss on extinguishment of debt of approximately $1,081.

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

On December 23, 2020, the Company closed the offering of approximately $125,000 in aggregate principal amount of its 4.75% notes due 2026, or the “2026 Notes” (collectively with the Public Notes, the “Notes”). The total net proceeds to the Company from the 2026 Notes after deducting underwriting discounts of $2,500 and estimated offering expenses of $400, were approximately $122,100. The 2026 Notes will mature on January 31, 2026 and bear interest at a rate of 4.75%. The 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed more than three months prior to maturity and at par thereafter. Interest on the 2026 Notes is payable on January 31 and July 31 of each year. The Company does not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system.

Each of the Notes are unsecured obligations of the Company and rank pari passu with the Company’s existing and future unsecured indebtedness; effectively subordinated to all of the Company’s existing and future secured indebtedness; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, financing vehicles, or similar facilities the Company may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities.

Secured Borrowing

As of September 30, 2021, secured borrowings at fair value totaled $17,746 and the fair value of the associated loans included in investments was $17,746. As of December 31, 2020, there were no secured borrowings outstanding. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets that did not meet the definition of a “participating interest.” As a result, sale treatment was not permitted and these partial loan sales were treated as secured borrowings. The weighted average interest rate on our secured borrowings was approximately 4.4% as of September 30, 2021.

As of September 30, 2021, and December 31, 2020, the aggregate amount outstanding of the senior securities (including secured borrowings) issued by the Company was $264,996 and $307,250, respectively, for which our asset coverage was 268.9% and 233.7%, respectively. The SBA-guaranteed debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC on June 30, 2014. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

Interest and Financing Expenses

Interest and fees related to the Company’s debt for the three and nine months ended September 30, 2021 and 2020 which are included in interest and financing expenses on the consolidated statements of operations, were as follows:

	Three Months Ended September 30, 2021					Three Months Ended September 30, 2020
	SBA	Credit	Secured			SBA	Credit	Secured
	debentures	Facility	Borrowings	Notes	Total	debentures	Facility	Borrowings	Notes	Total
Stated interest expense	$931	$368	$222	$2,603	$4,124	$1,285	$392	$-	$2,619	$4,296
Amortization of deferred financing costs	138	115	-	285	538	136	116	-	330	582
Total interest and financing expenses	$1,069	$483	$222	$2,888	$4,662	$1,421	$508	$-	$2,949	$4,878

	Nine Months Ended September 30, 2021					Nine Months Ended September 30, 2020
	SBA debentures	Credit Facility	Secured Borrowings	Notes	Total	SBA debentures	Credit Facility	Secured Borrowings	Notes	Total
Stated interest expense	$3,102	$1,101	$222	$8,338	$12,763	$3,918	$1,246	$-	$7,857	$13,021
Amortization of deferred financing costs	408	340	-	907	1,655	416	282	-	982	1,680
Total interest and financing expenses	$3,510	$1,441	$222	$9,245	$14,418	$4,334	$1,528	$-	$8,839	$14,701
Weighted average stated interest rate, period end	2.899%	3.125%	4.392%	5.055%	4.239%	3.297%	3.188%	N/A	5.749%	4.558%
Unused commitment fee rate, period end	N/A	0.500%	N/A	N/A	0.500%	N/A	0.890%	N/A	N/A	0.890%

Realized Losses on Extinguishment of Debt

During the nine months ended September 30, 2021 and 2020, the Company prepaid $63,500 and $16,500 of SBA debentures, respectively, which were scheduled to mature on dates ranging from 2025 to 2028 and 2024 to 2028, respectively. During the nine months ended September 30, 2021, the Company redeemed $50,000 and $50,000 of 2023 and 2024 Notes, respectively. As a result of the prepayments, the Company recognized realized losses on extinguishment of debt of $2,640 and $299, respectively, equal to the write-off of the related unamortized deferred financing costs, during the nine months ended September 30, 2021 and 2020.

Deferred Financing Costs

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations, using the effective interest method, over the term of the respective financing instrument. Deferred financing costs related to the Credit Facility, the SBA debentures, and the Notes as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021				December 31, 2020
	SBA	Credit			SBA	Credit
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
SBA debenture commitment fees	$2,500	$—	$—	$2,500	$1,750	$—	$—	$1,750
SBA debenture leverage fees	4,246	—	—	4,246	3,966	—	—	3,966
Credit Facility upfront fees	—	3,238	—	3,238	—	3,238	—	3,238
Notes underwriting discounts	—	—	6,468	6,468	—	—	7,968	7,968
Notes debt issue costs	—	—	1,076	1,076	—	—	1,579	1,579
Total deferred financing costs	6,746	3,238	7,544	17,528	5,716	3,238	9,547	18,501
Less: accumulated amortization	(3,892)	(2,529)	(3,436)	(9,857)	(2,720)	(2,190)	(2,591)	(7,501)
Unamortized deferred financing costs	$2,854	$709	$4,108	$7,671	$2,996	$1,048	$6,956	$11,000

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures, Credit Facility and Notes liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of September 30, 2021 and December 31, 2020:

	September 30, 2021(1)				December 31, 2020
	SBA	Credit			SBA	Credit
	debentures	Facility	Notes	Total	debentures	Facility	Notes
Outstanding debt	$95,000	$40,000	$207,250	$342,250	$147,000	$—	$307,250
Less: unamortized deferred financing costs	(2,854)	(709)	(4,108)	(7,671)	(2,996)	(1,048)	(6,956)
Debt, net of deferred financing costs	$92,146	$39,291	$203,142	$334,579	$144,004	$(1,048)	$300,294
(1)
Total excludes $17,746 of Secured Borrowings

As of September 30, 2021, the Company’s debt liabilities are scheduled to mature as follows (1):

	SBA	Credit	Secured
Year	debentures	Facility (2)	Borrowings	Notes	Total (3)
2021	$—	$—	$—	$—	$—
2022	—	—	330	—	330
2023	—	40,000	—	—	40,000
2024	—	—	—	82,250	82,250
2025	22,500	—	—	—	22,500
Thereafter	72,500	—	17,416	125,000	214,916
Total	$95,000	$40,000	$17,746	$207,250	$359,996

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

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to portfolio companies to fund various undrawn revolving loans, other debt investments and capital commitments totaling $8,615 and $5,645 as of September 30, 2021 and December 31, 2020, respectively. Such outstanding commitments are summarized in the following table:

	September 30, 2021				December 31, 2020
	Total		Unfunded		Total		Unfunded
Portfolio Company - Investment	Commitment		Commitment		Commitment		Commitment
Combined Systems, Inc. - Revolving Loan	$4,000		$550		$4,000		$1,050
Elements Brands, LLC - Revolving Loan	3,000		838		3,000		838
Mesa Line Services, LLC - Delayed Draw Term Loan	4,000		1,500		—		—
Rhino Assembly Company, LLC - Delayed Draw Commitment	875		875		875		875
Safety Products Group, LLC - Common Equity (Units)	2,852	(1)	2,852	(1)	2,852	(1)	2,852	(1)
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.) - Revolving Loan	—		—		250		30
Wonderware Holdings, LLC (dba CORE Business Technologies) - Delayed Draw Term Loan	2,000		2,000		—		—
Total	$16,727		$8,615		$10,977		$5,645

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

(1)
Portfolio company was no longer held at period end. The commitment represents the Company's maximum potential liability related to certain guaranteed obligations stemming from the prior sale of the portfolio company's underlying operations.

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

No shares have been issued for the three and nine months ended September 30, 2021 and 2020.

Common Stock ATM Program

On August 21, 2014, the Company entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which the Company could sell, by means of at-the-market offerings from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50,000 (the “ATM Program”). There were no issuances of common stock under the ATM program during the last two fiscal years and for the nine months ended September 30, 2021.

Stock Repurchase Program

As described in Note 2, the Company has a Stock Repurchase Program under which the Company may acquire up to $5,000 of its outstanding common stock. The Company did not make any repurchases of common stock during the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, the Company repurchased zero and 25,719 shares of common stock, respectively, on the open market for zero and $268, respectively. The Company’s NAV per share increased by approximately zero and $0.01 for the three and nine months ended September 30, 2020, respectively, as a result of the share repurchases. The following table summarizes the Company’s share repurchases under the Stock Repurchase Program for the three and nine months ended September 30, 2021 and 2020:

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

The Company had 24,437,400 shares of common stock outstanding as of September 30, 2021 and December 31, 2020.

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the last two fiscal years and for the nine months ended September 30, 2021.

						DRIP				DRIP
Date	Record	Payment	Amount	Total	Cash	Shares		DRIP		Share
Declared	Date	Date	Per Share	Distribution	Distribution	Value		Shares		Issue Price
Year Ended December 31, 2019:
1/31/2019	3/8/2019	3/22/2019	$0.39	$9,541	$9,541	$—	(3)	—	(3)	—
4/29/2019	6/7/2019	6/21/2019	0.39	9,540	9,540	—	(3)	—	(3)	—
7/29/2019	9/6/2019	9/20/2019	0.39	9,541	9,541	—	(3)	—	(3)	—
10/29/2019	12/6/2019	12/20/2019	0.39	9,541	9,541	—	(3)	—	(3)	—
10/29/2019 (1)	12/6/2019	12/20/2019	0.04	978	978	—	(3)	—	(3)	—
			$1.60	$39,141	$39,141	$—		—
Year Ended December 31, 2020:
2/14/2020	3/13/2020	3/27/2020	$0.39	$9,537	$9,537	$—	(3)	—	(3)	—
4/29/2020	6/12/2020	6/26/2020	0.30	7,331	7,331	—	(3)	—	(3)	—
8/03/2020	9/11/2020	9/25/2020	0.30	7,331	7,331	—	(3)	—	(3)	—
10/26/2020	12/4/2020	12/18/2020	0.30	7,331	7,331	—	(3)	—	(3)	—
10/26/2020 (2)	12/4/2020	12/18/2020	0.04	978	978	—	(3)	—	(3)	—
			$1.33	$32,508	$32,508	$—		—
Nine Months Ended September 30, 2021:
2/09/2021	3/12/2021	3/26/2021	$0.31	$7,575	$7,575	$—	(3)	—	(3)	—
2/09/2021 (2)	3/12/2021	3/26/2021	0.07	1,711	1,711	—	(3)	—	(3)	—
5/03/2021	6/14/2021	6/28/2021	0.31	7,576	7,576	—	(3)	—	(3)	—
5/03/2021 (2)	6/14/2021	6/28/2021	0.08	1,955	1,955	—	(3)	—	(3)	—
8/02/2021	9/14/2021	9/28/2021	0.32	7,820	7,820	—	(3)	—	(3)	—
8/02/2021 (2)	9/14/2021	9/28/2021	0.06	1,466	1,466	—	(3)	—	(3)	—
8/02/2021 (1)	9/14/2021	9/28/2021	0.04	978	978	—	(3)	—	(3)	—
			$1.19	$29,081	$29,081	$—		—

(1)	Special dividend
(2)	Supplemental dividend
(3)

During the nine months ended September 30, 2021 and the years ended December 31, 2020 and 2019, the Company directed the DRIP plan administrator to repurchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock in lieu of issuing new shares. Accordingly, the Company purchased and reissued shares to satisfy the DRIP obligation as follows:

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Fiscal Year Ended December 31, 2019:	and Reissued	Per Share	Amount Paid
January 1, 2019 through March 31, 2019	21,855	$15.25	$333
April 1, 2019 through June 30, 2019	14,067	16.23	228
July 1, 2019 through September 30, 2019	15,289	15.35	235
October 1, 2019 through December 31, 2019	17,525	15.27	268
Total	68,736	$15.48	$1,064

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Fiscal Year Ended December 31, 2020:	and Reissued	Per Share	Amount Paid
January 1, 2020 through March 31, 2020	31,586	$7.58	$239
April 1, 2020 through June 30, 2020	21,904	9.04	198
July 1, 2020 through September 30, 2020	28,871	10.18	294
October 1, 2020 through December 31, 2020	20,222	12.91	261
Total	102,583	$9.67	$992

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Nine Months Ended September 30, 2021:	and Reissued	Per Share	Amount Paid
January 1, 2021 through March 31, 2021	15,562	$15.62	$243
April 1, 2021 through June 30, 2021	17,042	17.20	293
July 1, 2021 through September 30, 2021	18,201	17.82	324
Total	50,805	$16.93	$860

Note 10. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Per share data:
Net asset value at beginning of period	$16.81	$16.85
Net investment income (1)	0.93	1.37
Net realized gain (loss) on investments, net of tax (provision) (1)	0.57	1.31
Net unrealized appreciation (depreciation) on investments (1)	1.31	(2.60)
Realized losses on extinguishment of debt (1)	(0.11)	(0.01)
Total increase from investment operations (1)	2.70	0.07
Accretive (dilutive) effect of share issuances and repurchases	—	0.01
Dividends to stockholders	(1.19)	(0.99)
Other (12)	(0.01)	-
Net asset value at end of period	$18.31	$15.94
Market value at end of period	$17.44	$9.85
Shares outstanding at end of period	24,437,400	24,437,400
Weighted average shares outstanding during the period	24,437,400	24,444,120
Net assets at end of period	$447,545	$389,552
Average net assets (6)	$425,171	$388,393
Ratios to average net assets:
Total expenses (2)(4)(11)	13.7%	9.9%
Net investment income (2)(5)	7.1%	11.5%
Total return based on market value (3)	46.1%	(25.8%)
Total return based on net asset value (8)	16.0%	0.4%
Portfolio turnover ratio (9)	44.9%	15.6%
Supplemental Data:
Average debt outstanding (7)	$382,587	$368,125
Average debt per share (1)	$15.66	$15.06

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

(1)	Weighted average per share data.
(2)	Annualized with the exception of the income incentive fee waiver and income tax (provision) benefit from realized gains on investments.
(3)

Total return based on market value equals the change in the market value of the Company’s common stock per share during the period divided by the market value per share at the beginning of the period, and assumes reinvestment of dividends at prices obtained by our dividend reinvestment plan during the period. The return does not reflect any sales load that may be paid by an investor.

(4)

The total expenses to average net assets ratio is calculated using (i) the “total expenses, net of base management and income incentive fee waiver”, (ii) the “income tax provision (benefit)”, and (iii) the “income tax (provision) benefit from realized gains on investments” captions, as presented on the consolidated statements of operations.

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

(9)	Annualized.
(10)	The ratio of waived incentive fees to average net assets was zero and (0.11)% for the nine months ended September 30, 2021 and 2020, respectively.
(11)	The following is a schedule of supplemental expense ratios to average net assets:

	Nine Months Ended September 30,
Ratio to average net assets:	2021	2020
Expenses other than incentive fee (2)	8.6%	10.0%
Incentive fee, net of incentive fee waiver (2)(10)	5.1%	(0.1%)
Total expenses (2)(4)	13.7%	9.9%

(12)

Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date, or other rounding.

Note 11. Subsequent Events

On October 1, 2021, the Company invested $8,500 in first lien debt, subordinated debt, and common equity of Auto CRM LLC (dba Dealer Holdings), a leading SaaS-based provider of customer communication software to the auto repair market.

On October 6, 2021, the Company invested $18,500 in first lien debt, common equity, and warrants of Acendre Midco, Inc., a market leading provider of cloud-based talent management software solutions.

On October 8, 2021, the Company closed the public offering of approximately $125,000 in aggregate principal amount of its 3.50% notes due 2026, or the “November 2026 Notes.” The total net proceeds to the Company from the November 2026 Notes, based on a public offering price of 99.996% of par, after deducting underwriting discounts of $2,500 and estimated offering expenses of $400, were approximately $122,095.

The November 2026 Notes will mature on November 15, 2026 and bear interest at a rate of 3.50% per year. The November 2026 Notes are unsecured obligations and rank pari passu with the Company’s existing and future unsecured indebtedness; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, financing vehicles, or similar facilities the Company may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. The November 2026 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option subject to a make whole provision if redeemed more than three months prior to maturity or at par thereafter. Interest on the November 2026 Notes is payable on May 15 and November 15 of each year, beginning May 15, 2022. The Company does not intend to list the November 2026 Notes on any securities exchange or automated dealer quotation system.

On October 26, 2021. the Company exited its debt investment in the Tranzonic Companies. The Company received payment in full of $7,066 on its subordinated debt, which includes a prepayment fee.

On October 29, 2021, the Company committed $16,000 in second lien debt in a leading marketing technology platform for digital customer acquisition across all consumer verticals, including financial services, home services, and insurance.

On November 1, 2021, the Board declared a regular quarterly dividend of $0.32 per share, a supplemental dividend of $0.04 per share, and a special dividend of $0.05 per share payable December 17, 2021, to stockholders of record as of December 3, 2021.

On November 2, 2021, the Company fully redeemed $19,000 and $63,250 of the issued and outstanding February 2024 Notes and November 2024 Notes, respectively, resulting in a realized loss on extinguishment of debt of approximately $1,623.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Fidus Investment Corporation, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects” and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:

•
our future operating results and the uncertainties associated with the impact of the COVID-19 pandemic thereon;
•
changes in the financial and lending markets;
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
•
our ability to operate as a BDC and a RIC and each of the Funds to operate as an SBIC;
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

COVID-19 Update

On March 11, 2020, the World Health Organization declared the novel coronavirus, or COVID-19, as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. We have been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic and its impact on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence and underwriting processes, and financial markets. Given the fluidity of the pandemic, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments. We believe our portfolio companies have taken, and continue to take, immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related orders imposed by state and local governments, including developing liquidity plans supported by internal cash reserves, and shareholder support. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns and cancellations of events and travel. In addition, while consumer demand for goods and services has begun to rebound, we continue to see reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both in the United States and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

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

First Lien Debt. We structure some of our investments as senior secured or first lien debt investments. First lien debt investments are secured by a first priority lien on existing and future assets of the borrower and may take the form of term loans or revolving lines of credit. First lien debt is typically senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first-priority security interest in assets of the issuer. The security interest ranks above the security interest of any second lien lenders in those assets. Our first lien debt may include stand-alone first lien loans, “last out” first lien loans, or “unitranche” loans. Stand-alone first lien loans are traditional first lien loans. All lenders in the facility have equal rights to the collateral that is subject to the first-priority security interest. “Last out” first lien loans have a secondary priority behind super-senior “first out” first lien loans in the collateral securing the loans in certain circumstances. The arrangements for a “last out” first lien loan are set forth in an “agreement among lenders,” which provides lenders with “first out” and “last out” payment streams based on a single lien on the collateral. Since the “first out” lenders generally have priority over the “last out” lenders for receiving payment under certain specified events of default, or upon the occurrence of other triggering events under intercreditor agreements or agreements among lenders, the “last out” lenders bear a greater risk and, in exchange, receive a higher effective interest rate, through arrangements among the lenders, than the “first out” lenders or lenders in stand-alone first lien loans. Agreements among lenders also typically provide greater voting rights to the “last out” lenders than the intercreditor agreements to which second lien lenders often are subject.

Many of our debt investments also include excess cash flow sweep features, whereby principal repayment may be required before maturity if the portfolio company achieves certain defined operating targets. Additionally, our debt investments typically have principal prepayment penalties in the early years of the debt investment. The majority of our debt investments provide for a variable interest rate, generally with a LIBOR floor.

Second Lien Debt. Some of our debt investments take the form of second lien debt, which includes senior subordinated notes. Second lien debt investments obtain security interests in the assets of the portfolio company as collateral in support of the repayment of such loans. Second lien debt typically is senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a security interest over assets of the issuer, though ranking junior to first lien debt secured by those assets. First lien lenders and second lien lenders typically have separate liens on the collateral, and an intercreditor agreement provides the first lien lenders with priority over the second lien lenders’ liens on the collateral. These loans typically provide for no contractual loan amortization, with all amortization deferred until loan maturity, and may include payment-in-kind (“PIK”) interest, which increases the principal balance over the term and, coupled with the deferred principal payment provision, increases credit risk exposure over the life of the loan.

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

Revenues: We generate revenue in the form of interest and fee income on debt investments and dividends, if any, on equity investments. Our debt investments, whether in the form of second lien, subordinated or first lien loans, typically have terms of five to seven years and most bear interest at fixed rates or variable rates. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity dates, which may include prepayment penalties. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity may reflect the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or PIK interest. The principal amount of debt investments and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, or structuring fees and fees for providing managerial assistance. Debt investment origination fees, OID and market discount or premium, if any, are capitalized, and we accrete or amortize such amounts into interest income. We record prepayment penalties on debt investments as fee income when earned. Interest and dividend income is recorded on the accrual basis to the extent that we expect to collect such amounts. Interest is accrued daily based on the outstanding principal amount and the contractual terms of the debt investment. Dividend income is recorded as dividends are declared or at the point an obligation exists for the portfolio company to make a distribution, and is generally recognized when received. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is a distribution of earnings or a return of capital. Distributions of earnings are included in dividend income while a return of capital is recorded as a reduction in the cost basis of the investment. Estimates are adjusted as necessary after the relevant tax forms are received from the portfolio company. Debt investments or preferred equity investments (for which we are accruing PIK dividends) are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Interest and dividend payments received on non-accrual investments may be recognized as interest or dividend income or may be applied to the investment principal balance based on management’s judgment. Non-accrual investments are restored to accrual status when past due principal, interest or dividends are paid and, in management’s judgment, payments are likely to remain current. See “Critical Accounting Policies and Use of Estimates – Revenue Recognition.”

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

Portfolio Composition, Investment Activity and Yield

During the nine months ended September 30, 2021 and 2020, we invested $245.5 million and $86.1 million, respectively, in debt and equity investments including twelve and five new portfolio companies, respectively. During the nine months ended September 30, 2021 and 2020, we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $319.0 million and $110.1 million, respectively, including exits of six and three portfolio companies, respectively. The following table summarizes investment purchases and sales and repayments of investments by type for the nine months ended September 30, 2021 and 2020 (dollars in millions).

	Purchases of Investments				Sales and Repayments of Investments
	Nine Months Ended June 30,
	2021		2020		2021		2020
First Lien Debt(1)	$172.5	70.3%	$49.2	57.2%	$61.0	19.1%	$26.2	23.8%
Second Lien Debt	43.9	17.8	22.0	25.5	177.8	55.8	25.2	22.9
Subordinated Debt	18.4	7.5	13.5	15.7	56.8	17.8	10.6	9.6
Equity	10.7	4.4	1.4	1.6	23.4	7.3	43.6	39.6
Warrants	—	—	—	—	—	—	4.5	4.1
Total	$245.5	100.0%	$86.1	100.0%	$319.0	100.0%	$110.1	100.0%

(1) For the nine months ended September 30, 2021 and 2020, includes unitranche securities, which account for 66.4% and 42.9% of purchases, respectively. For the nine months ended September 30, 2021 and 2020, includes unitranche securities, which account for 12.7% and 3.4% of repayments, respectively.

As of September 30, 2021, the fair value of our investment portfolio totaled $719.1 million and consisted of 70 active portfolio companies and six portfolio companies that have sold their underlying operations. As of September 30, 2021, 28 portfolio companies’ debt investments bore interest at a variable rate, which represented $317.2 million, or 55.9%, of our debt investment portfolio on a fair value basis, and the remainder of our debt investment portfolio was comprised of fixed rate investments. Overall, the portfolio had net unrealized appreciation of $87.9 million as of September 30, 2021. As of September 30, 2021, our average active portfolio company investment at amortized cost was $9.0 million, which excludes investments in the six portfolio companies that have sold their underlying operations.

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

The weighted average yield on debt investments as of September 30, 2021 and December 31, 2020 was 12.3% and 12.2%, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost including the accretion of OID and debt investment origination fees, but excluding investments on non-accrual status and investments recorded as a secured borrowing, if any.

The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments (dollars in millions):

	Fair Value				Cost
	September 30,		December 31,		September 30,		December 31,
	2021		2020		2021		2020
First Lien Debt(1)	$297.0	41.2%	$187.4	25.2%	$295.4	46.8%	$184.6	26.9%
Second Lien Debt	201.3	28.0	332.2	44.7	212.3	33.6	341.9	49.7
Subordinated Debt	69.5	9.7	107.9	14.5	69.2	11.0	107.3	15.6
Equity	148.0	20.6	112.8	15.2	51.2	8.1	50.0	7.3
Warrants	3.3	0.5	2.6	0.4	3.2	0.5	3.2	0.5
Total	$719.1	100.0%	$742.9	100.0%	$631.3	100.0%	$687.0	100.0%

(1) Includes unitranche investments, which account for 34.7% and 39.3% of our portfolio on a fair value and cost basis as of September 30, 2021, respectively. Includes unitranche investments, which account for 17.3% and 18.4% of our portfolio on a fair value and cost basis as of December 31, 2020, respectively.

All investments made by us as of September 30, 2021 and December 31, 2020 were made in portfolio companies headquartered in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	September 30,		December 31,		September 30,		December 31,
	2021		2020		2021		2020
Midwest	$133.8	18.6%	$225.7	30.4%	$79.0	12.6%	$189.6	27.6%
Southeast	193.7	26.9	153.3	20.6	167.5	26.5	130.0	18.9
Northeast	149.2	20.8	123.3	16.6	148.0	23.4	127.8	18.6
West	86.5	12.0	108.7	14.6	80.4	12.7	109.2	15.9
Southwest	155.9	21.7	131.9	17.8	156.4	24.8	130.4	19.0
Total	$719.1	100.0%	$742.9	100.0%	$631.3	100.0%	$687.0	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value				Cost
	September 30,		December 31,		September 30,		December 31,
	2021		2020		2021		2020
Information Technology Services	20.0%		12.8%		21.0%		13.2%
Business Services	15.5		12.3		17.3		13.0
Specialty Distribution	10.7		15.8		11.2		17.0
Healthcare Products	10.1		9.0		3.6		4.8
Aerospace & Defense Manufacturing	6.9		5.2		7.2		5.6
Component Manufacturing	5.9		7.4		5.7		6.9
Utilities: Services	4.1		2.5		5.6		2.7
Healthcare Services	3.8		5.4		4.3		6.0
Building Products Manufacturing	3.8		3.2		4.5		3.8
Promotional Products	3.1		3.3		4.0		3.7
Oil & Gas Services	2.9		2.8		0.5		0.4
Transportation Services	2.8		3.0		3.3		3.1
Environmental Industries	2.8		2.4		3.2		2.7
Consumer Products	2.7		5.1		2.9		5.5
Retail	1.6		3.6		1.8		4.4
Industrial Cleaning & Coatings	1.5		1.4		2.1		1.9
Utility Equipment Manufacturing	1.5		0.9		1.4		1.3
Vending Equipment Manufacturing	0.3		0.3		0.3		0.3
Oil & Gas Distribution	0.0	(1)	1.5		0.0	(1)	1.5
Restaurants	0.0	(1)	0.0	(1)	0.1	(1)	0.1
Specialty Chemicals	0.0	(1)	0.0	(1)	0.0	(1)	0.0 (1)
Packaging	—		2.1		—		2.1
Total	100.0%		100.0%		100.0%		100.0%
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

As the COVID-19 pandemic continues to evolve, we are maintaining close communications with our portfolio companies to proactively assess and manage risks across our investment portfolio. We have also increased oversight and analysis of credits in vulnerable industries in an attempt to improve performance and reduce credit risk.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of September 30, 2021 and December 31, 2020 (dollars in millions):

	Fair Value				Cost
	September 30,		December 31,		September 30,		December 31,
Investment Rating	2021		2020		2021		2020
1	$111.0	15.4%	$109.3	14.7%	$13.6	2.2%	$38.7	5.6%
2	541.8	75.4	544.4	73.3	535.1	84.7	537.6	78.3
3	46.2	6.4	80.1	10.8	51.1	8.1	87.5	12.7
4	20.1	2.8	9.0	1.2	26.1	4.1	13.7	2.0
5	—	—	0.1	—	5.4	0.9	9.5	1.4
Total	$719.1	100.0%	$742.9	100.0%	$631.3	100.0%	$687.0	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of September 30, 2021 and December 31, 2020 was 2.0 and 2.0, respectively, on a fair value basis and 2.2 and 2.2, respectively, on a cost basis.

Non-Accrual

As of September 30, 2021, we had no debt investments on non-accrual status. As of December 31, 2020, we had a debt investment in one portfolio company on non-accrual status (dollars in millions).

	September 30, 2021				December 31, 2020
	Fair				Fair
Portfolio Company	Value		Cost		Value		Cost
EBL, LLC (EbLens)	$—	(1)	$—	(1)	$5.5	(2)	$9.2	(2)
Total	$—		$—		$5.5		$9.2

(1) Portfolio company debt investment was not on non-accrual status at September 30, 2021.

(2) Portfolio company was on PIK-only non-accrual status at December 31, 2020, meaning we ceased recognizing PIK interest income on the investment.

Discussion and Analysis of Results of Operations

Comparison of three and nine months ended September 30, 2021 and 2020

Investment Income

Below is a summary of the changes in total investment income for the three months ended September 30, 2021 as compared to the same period in 2020 (dollars in millions):

	Three Months Ended September 30,
	2021	2020	$ Change	% Change (1)(2)
Interest income	$17.9	$18.8	$(0.9)	(4.8%)
Payment-in-kind interest income	1.2	1.2	—	NM
Dividend income	0.5	0.5	—	NM
Fee income	1.6	0.6	1.0	177.7%
Interest on idle funds and other income	—	—	—	NM
Total investment income	$21.2	$21.1	$0.1	0.7%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended September 30, 2021, total investment income was $21.2 million, an increase of $0.1 million or 0.7%, from the $21.1 million of total investment income for the three months ended September 30, 2020. As reflected in the table above, the increase is primarily attributable to the following:

•
$1.0 million increase in fee income resulting from an increase in origination and prepayment fees, partially offset by a decrease in amendment fees during 2021 as compared to 2020.
•
$0.9 million decrease in total interest income (which includes payment-in-kind interest income) resulting from a decrease in average debt investment balances, partially offset by a higher weighted average yield on debt investment balances outstanding, during 2021 as compared to 2020.

Below is a summary of the changes in total investment income for the nine months ended September 30, 2021 as compared to the same period in 2020 (dollars in millions):

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change (1)(2)
Interest income	$54.8	$55.1	$(0.3)	(0.5%)
Payment-in-kind interest income	3.3	3.5	(0.2)	(5.1%)
Dividend income	1.4	0.6	0.8	120.3%
Fee income	6.8	2.3	4.5	200.4%
Interest on idle funds and other income	—	—	—	NM
Total investment income	$66.3	$61.5	$4.8	7.9%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the nine months ended September 30, 2021, total investment income was $66.3 million, an increase of $4.8 million or 7.9%, from the $61.5 million of total investment income for the nine months ended September 30, 2020. As reflected in the table above, the increase is primarily attributable to the following:

•
$4.5 million increase in fee income resulting from an increase in origination and prepayment fees, partially offset by a decrease in amendment fees during 2021 as compared to 2020.
•
$0.8 million increase in dividend income due to an increase in distributions received from equity investments.
•
$0.5 million decrease in total interest income (which includes a $0.2 million decrease in payment-in-kind interest income) resulting from a decrease in average debt investment balances outstanding, partially offset by a higher weighted average yield on debt investment balances outstanding, during 2021 as compared to 2020.

Expenses

Below is a summary of the changes in total expenses, including income tax provision, for the three months ended September 30, 2021 as compared to the same period in 2020 (dollars in millions):

	Three Months Ended September 30,
	2021	2020	$ Change	% Change (1)(2)
Interest and financing expenses	$4.7	$4.9	$(0.2)	(4.4%)
Base management fee	3.3	3.2	0.1	1.5%
Incentive fee - income	2.4	2.4	—	NM
Incentive fee (reversal) - capital gains	4.7	2.8	1.9	68.9%
Administrative service expenses	0.4	0.4	—	NM
Professional fees	0.3	0.3	—	NM
Other general and administrative expenses	0.4	0.2	0.2	67.0%
Total expenses, before base management and income incentive fee waivers	16.2	14.2	2.0	14.2%
Base management and income incentive fee waivers	(0.1)	—	(0.1)	NM
Total expenses, before income tax provision	16.1	14.2	1.9	13.7%
Income tax provision (benefit)	—	—	—	NM
Total expenses, including income tax provision	$16.1	$14.2	$1.9	13.7%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended September 30, 2021, total expenses, including income tax provision, were $16.1 million, an increase of $1.9 million or 13.7%, from the $14.2 million of total expenses for the three months ended September 30, 2020. As reflected in the table above, changes across periods were primarily attributable to the following:

•
$1.9 million increase in the accrued capital gains incentive fee due to a $9.8 million increase in net gain on investments (net realized gains (losses), plus net change in unrealized appreciation (depreciation) on investments), plus realized losses on extinguishment of debt during 2021 as compared to the same period in 2020.
•
$0.2 million decrease in interest and financing expenses due to a decrease in average borrowings outstanding and the weighted average interest rate during 2021 as compared to 2020.
•
$0.2 million increase in general and administrative fees during 2021 as compared to 2020 primarily related to the proxy solicitation costs associated with the 2021 Annual Meeting of Stockholders.

Below is a summary of the changes in total expenses, including income tax provision, for the nine months ended September 30, 2021 as compared to the same period in 2020 (dollars in millions):

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change (1)(2)
Interest and financing expenses	$14.4	$14.7	$(0.3)	(1.9%)
Base management fee	9.7	9.7	—	NM
Incentive fee - income	7.6	6.3	1.3	20.5%
Incentive fee - capital gains	8.6	(6.4)	15.0	(235.4%)
Administrative service expenses	1.3	1.2	0.1	3.1%
Professional fees	1.0	1.5	(0.5)	(34.9%)
Other general and administrative expenses	1.1	1.2	(0.1)	5.3%
Total expenses, before base management and income incentive fee waivers	43.7	28.2	15.5	55.3%
Base management and income incentive fee waivers	(0.1)	(0.4)	0.3	(76.8%)
Total expenses, before income tax provision	43.6	27.8	15.8	57.3%
Income tax provision (benefit)	0.1	0.2	(0.1)	(78.1%)
Total expenses, including income tax provision	$43.7	$28.0	$15.7	56.6%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the nine months ended September 30, 2021, total expenses, including income tax provision, were $43.7 million, an increase of $15.7 million or 56.6%, from the $28.0 million of total expenses for the nine months ended September 30, 2020. As reflected in the table above, changes across periods were primarily attributable to the following:

•
$15.0 million increase in the accrued capital gains incentive fee due to a $77.4 million increase in net gain on investments (net realized gains (losses), plus net change in unrealized appreciation (depreciation) on investments), plus realized losses on extinguishment of debt during 2021 as compared to the same period in 2020. The reversal in the capital gains incentive fee accrued for the nine months ended September 30, 2020 was primarily driven by COVID related write-downs across the portfolio due to fair value calibration to public company multiples.
•
$1.6 million net increase in the income incentive fee due to a $5.4 million increase in pre-incentive fee net investment income during 2021 and a one-time $0.4 income incentive fee waiver in 2020, as compared to the same period in 2020.
•
$0.3 million decrease in interest and financing expenses due to a decrease in weighted average interest rate during 2021 as compared to 2020.
•
$0.5 million decrease in professional fees due to decreased legal, audit and tax compliance costs during 2021 as compared to 2020.

Net Investment Income

Net investment income decreased by $(1.8) million, or (25.8%), to $5.1 million during the three months ended September 30, 2021 as compared to the same period in 2020, as a result of the $1.9 million increase in total expenses, including base management and incentive fee waivers and income tax provision, partially offset by the $0.1 increase in total investment income.

Net investment income decreased by $(10.9) million, or (32.5%), to $22.6 million during the nine months ended September 30, 2021 as compared to the same period in 2020, as a result of the $15.7 million increase in total expenses, including base management and incentive fee waivers and income tax provision, partially offset by the $4.8 increase in total investment income.

Net Gain (Loss) on Investments

For the three and nine months ended September 30, 2021, the total net realized gain/(loss) on investments, before income tax (provision)/benefit, was $8.3 million and $13.7 million, respectively. Income tax (provision) benefit from realized gains on investments was $0.1 million and $0.1 million for the three and nine months ended September 30, 2021, respectively. Realized gains (losses) for the three and nine months ended September 30, 2021 are summarized below (dollars in millions):

		Period Ended September 30, 2021
		Three	Nine
Portfolio Company	Realization Event (1)	Months	Months
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	Sale of portfolio company	$—	$1.0
Software Technology, LLC	Exit of portfolio company	—	1.4
Rohrer Corporation	Exit of portfolio company	—	0.9
Wheel Pros, Inc.	Exit of portfolio company	(0.1)	2.0
Hilco Plastics Holdings, LLC (dba Hilco Technologies)	Sale of portfolio company	(1.0)	(1.0)
Worldwide Express Operations, LLC	Sale of portfolio company	3.0	3.0
Pugh Lubricants, LLC	Exit of portfolio company	0.1	0.1
LNG Indy, LLC (dba Kinetrex Energy)	Sale of portfolio company	4.5	4.5
Allied 100 Group, Inc.	Exit of portfolio company	1.8	1.8
Net realized gain (loss) on investments		8.3	13.7
Income tax (provision) benefit from realized gains on investments		0.1	0.1
Net realized gain (loss), net of income tax provision, on investments		$8.4	$13.8

(1) As it relates to realization events, we define an 'exit' of a portfolio company as situations where we have completely exited our position in all of the portfolio company's securities and no longer carry the portfolio company on our consolidated schedule of investments. We define a 'sale' of a portfolio company, distinguished from an exit, as situations where the underlying operations of a portfolio company have been sold, but where we retain a residual ownership interest in the legacy entity (we generally distinguish these residual portfolio company investments from 'active' portfolio company investments).

For the three and nine months ended September 30, 2020, the total net realized gain/(loss) on investments, before income tax (provision)/benefit, was $1.3 million and $32.9 million, respectively. Income tax (provision) benefit from realized gains on investments was zero and $(1.1) million for the three and nine months ended September 30, 2020, respectively. Realized gains (losses) for the three and nine months ended September 30, 2020 are summarized below (dollars in millions):

		Period Ended September 30, 2020
		Three	Nine
Portfolio Company	Realization Event (1)	Months	Months
Pfanstiehl, Inc.	Sold 50% of equity investment	$-	$12.8
Fiber Materials, Inc.	Sale of portfolio company	(0.1)	9.7
Microbiology Research Associates, Inc.	Sale of portfolio company	1.4	1.7
Medsurant Holdings, LLC	Sold 50% of equity investment	-	1.7
Revenue Management Solutions, LLC	Sold 50% of equity investment	-	1.5
Worldwide Express Operations, LLC	Sold 50% of equity investment	-	1.1
Gurobi Optimization, LLC	Sold 50% of equity investment	-	1.0
Hub Acquisition Sub, LLC (dba Hub Pen)	Sold 50% of equity investment	-	0.6
Midwest Transit Equipment, Inc.	Sold 50% of equity investment	-	0.5
Pugh Lubricants, LLC	Sold 50% of equity investment	-	0.4
ControlScan, Inc.	Sold 50% of equity investment	-	0.3
Alzheimer's Research and Treatment Center, LLC	Sold 50% of equity investment	-	0.3
BCM One Group Holdings, Inc.	Sold 50% of equity investment	-	0.2
Software Technology, LLC	Sold 50% of equity investment	-	0.2
LNG Indy, LLC (dba Kinetrex Energy)	Sold 50% of equity investment	-	0.2
Wheel Pros, Inc.	Sold 50% of equity investment	-	0.1
New Era Technology, Inc.	Escrow distribution	-	0.1
Apex Microtechnology, Inc.	Escrow distribution	-	0.1
Allied 100 Group, Inc.	Sold 50% of equity investment	-	0.1
Restaurant Finance Co, LLC	Escrow distribution	-	0.1
Allredi, LLC (fka Marco Group International OpCo, LLC)	Sold 50% of equity investment	-	0.1
Vanguard Dealer Services, L.L.C.	Escrow distribution	-	0.1
Other		-	0.1
Palisade Company, LLC	Sold 50% of equity investment	-	(0.1)
Net realized gain (loss) on investments		1.3	32.9
Income tax (provision) benefit from realized gains on investments		-	(1.1)
Net realized gain (loss), net of income tax provision, on investments		$1.3	$31.8

(1) As it relates to realization events, we define an 'exit' of a portfolio company as situations where we have completely exited our position in all of the portfolio company's securities and no longer carry the portfolio company on our schedule of investments. We define a 'sale' of a portfolio company, distinguished from an exit, as situations where the underlying operations of a portfolio company have been sold, but where we retain a residual ownership interest in the legacy entity (we generally distinguish these residual portfolio company investments from 'active' portfolio company investments).

During the nine months ended September 30, 2021 and 2020, we recorded a net change in unrealized appreciation (depreciation) on investments attributable to the following (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Unrealized Appreciation (Depreciation)	2021	2020	2021	2020
Exit, sale or restructuring of investments	$(2.6)	$—	$(5.9)	$(30.0)
Fair value adjustments to debt investments	3.8	(1.1)	(0.6)	(31.1)
Fair value adjustments to equity investments	14.1	13.8	38.5	(2.3)
Net change in unrealized appreciation (depreciation)	$15.3	$12.7	$32.0	$(63.4)

Net Increase in Net Assets Resulting From Operations

Net increase (decrease) in net assets resulting from operations during the three months ended September 30, 2021 and 2020 was $28.4 million and $20.7 million, respectively, as a result of the events described above.

Net increase (decrease) in net assets resulting from operations during the nine months ended September 30, 2021 and 2020 was $65.8 million and $1.7 million, respectively, as a result of the events described above.

Liquidity and Capital Resources

As of September 30, 2021, we had $98.8 million in cash and cash equivalents and our net assets totaled $447.5 million. We believe that our current cash and cash equivalents on hand, our Credit Facility, our continued access to SBA-guaranteed debentures, and our anticipated cash flows from investments will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of securities (including the “at-the-market” program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. During the nine months ended September 30, 2021, we repaid $63.5 million of SBA debentures which would have matured during the period September 1, 2025 through March 1, 2028. Our remaining outstanding SBA debentures continue to mature in 2025 and subsequent years through 2031, which will require repayment on or before the respective maturity dates.

Cash Flows

For the nine months ended September 30, 2021, we experienced a net decrease in cash and cash equivalents in the amount of $25.5 million. During that period, we received proceeds of $98.9 million of cash for operating activities, which included proceeds received from sales and repayments of investments of $319.0 million, which were partially offset by the funding of $245.5 million of investments. During the same period, we received proceeds of $17.7 million on our secured borrowings, made repayments on outstanding unsecured notes of $100.0 million, made repayments of SBA debentures of $63.5 million; which were partially offset by proceeds from the issuances of SBA debentures of $11.5 million, paid cash dividends paid to stockholders of $29.1 million, and made payment of deferred financing costs related to our debt financings of $1.0 million.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of additional debt and equity capital.

SBA debentures

The Funds are licensed SBICs, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $175.0 million, whichever is less. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of September 30, 2021, Fund II and Fund III had $70.0 million and $25.0 million of outstanding SBA debentures, respectively. Subject to SBA regulatory requirements and approval, Fund III may access up to $150.0 million of additional SBA debentures under the SBIC debenture program. For more information on the SBA debentures, please refer to Note 6 to our consolidated financial statements.

Credit Facility

In June 2014, we entered into a senior secured revolving credit agreement (the "Credit Agreement" and the senior secured revolving credit facility) to provide additional funding for our investment and operational activities. On April 24, 2019, we entered into the Amended Credit Agreement, which amends, restates, and replaces the Credit Agreement. On June 26, 2020, the Company amended the Amended Credit Agreement, but the material terms were unchanged. Among other revisions, the amendment to the Amended Credit Agreement modifies certain covenants therein, including to amend the minimum consolidated interest coverage ratio to be 2.25 to 1.00 for the four quarter period ending on June 30, 2020, 2.00 to 1.00 for the four quarter periods ending on each of September 30, 2020 and December 31, 2020, and 1.75 to 1.00 for each four quarter period ending at the end of each quarter thereafter. The Credit Facility is secured by substantially all of our assets, excluding the assets of the Funds.

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

We have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of September 30, 2021, we were in compliance with all covenants of the Credit Facility.

Notes

On February 2, 2018, we closed the public offering of approximately $43.5 million in aggregate principal amount of our 5.875% notes due 2023, or the “2023 Notes.” On February 22, 2018, the underwriters exercised their option to purchase an additional $6.5 million in aggregate principal of the 2023 Notes. The total net proceeds to us from the 2023 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of approximately $1.5 million and offering expenses of $0.4 million, were approximately $48.1 million. The 2023 Notes will mature on February 1, 2023 and bear interest at a rate of 5.875%. The 2023 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after February 1, 2020. On January 19, 2021, we redeemed $50.0 million in aggregate principal amount on the issued and outstanding 2023 Notes, resulting in a realized loss on extinguishment of debt of approximately $0.8 million.

On February 8, 2019, we closed the public offering of approximately $60.0 million in aggregate principal amount of our 6.000% notes due 2024, or the “February 2024 Notes”. On February 19, 2019, the underwriters exercised their option to purchase an additional $9.0 million in aggregate principal of the February 2024 Notes. The total net proceeds to us from the February 2024 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of approximately $2.1 million and estimated offering expenses of $0.4 million, were approximately $66.5 million. The February 2024 Notes will mature on February 15, 2024 and bear interest at a rate of 6.000%. The February 2024 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after February 15, 2021. Interest on the February 2024 Notes is payable quarterly on February 15, May 15, August 15 and November 15 of each year. The February 2024 Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSZ.” On February 16, 2021, we redeemed $50.0 million of the $69.0 million aggregate principal amount on the February 2024 Notes, resulting in a realized loss on extinguishment of debt of approximately $1.1 million. As of September 30, 2021, the outstanding principal balance of the February 2024 Notes was $19.0 million.

On October 16, 2019, we closed the public offering of approximately $55.0 million in aggregate principal amount of our 5.375% notes due 2024, or the “November 2024 Notes” (and collectively with the 2023 Notes and the February 2024 Notes, the “Public Notes”). On October 23, 2019, the underwriters exercised their option to purchase an additional $8.3 million in aggregate principal of the November 2024 Notes. The total net proceeds to us from the November 2024 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of approximately $1.9 million and estimated offering expenses of $0.3 million, were approximately $61.1 million. The November 2024 Notes will mature on November 1, 2024 and bear interest at a rate of 5.375%. The November 2024 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after November 1, 2021. Interest on the November 2024 Notes is payable quarterly on February 1, May 1, August 1 and November 1 of each year. The November 2024 Notes are listed on the NASDAQ Global Select Market under the trading symbol “FDUSG.” As of September 30, 2021, the outstanding principal balance of the November 2024 Notes was approximately $63.3 million.

On December 23, 2020, we closed the offering of approximately $125.0 million in aggregate principal amount of our 4.75% notes due 2026, or the “2026 Notes” (collectively with the Public Notes, the “Notes”). The total net proceeds to us from the 2026 Notes after deducting underwriting discounts of $2.5 million and estimated offering expenses of $0.4 million, were approximately $122.1 million. The 2026 Notes will mature on January 31, 2026 and bear interest at a rate of 4.75%. The 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed more than three months prior to maturity or at par thereafter. Interest on the 2026 Notes is payable on January 31 and July 31 of each year. We do not intend to list the 2026 Notes on any securities exchange or automated dealer quotation system. As of September 30, 2021, the outstanding principal balance of the 2026 Notes was approximately $125.0 million.

Each of the Notes are unsecured obligations and rank pari passu with our existing and future unsecured indebtedness; effectively subordinated to all of our existing and future secured indebtedness; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities we may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities.

Secured Borrowing

As of September 30, 2021, secured borrowings at fair value totaled $17.7 million and the fair value of the associated loans included in investments was $17.7 million. As of December 31, 2020, there were no secured borrowings outstanding. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets that did not meet the definition of a “participating interest.” As a result, sale treatment was not permitted and these partial loan sales were treated as secured borrowings. The weighted average interest rate on our secured borrowings was approximately 4.4% as of September 30, 2021.

As of September 30, 2021, the weighted average stated interest rates for our SBA debentures, Secured Borrowings, Notes, and the Credit Facility were 2.899%, 4.392%, 5.055%, and 3.125% respectively. As of September 30, 2021, we had $60.0 million of unutilized commitment under our Credit Facility, and we were subject to a 0.500% fee on such amount. As of September 30, 2021, the weighted average stated interest rate on total debt outstanding was 4.239%.

As a BDC, we are generally required to meet an asset coverage ratio of at least 150.0% (defined as the ratio which the value of our consolidated total assets, less all consolidated liabilities and indebtedness not represented by senior securities, bears to the aggregate amount of senior securities representing indebtedness), which includes borrowings and any preferred stock we may issue in the future. This requirement limits the amount that we may borrow. On April 29, 2019, our Board, including a majority of the non-interested directors, approved a minimum asset coverage ratio of 150% under Sections 18(a)(1) and 18(a)(2) of the 1940 Act. As a result, we are subject to the 150% asset coverage ratio effective as of April 29, 2020. We have received exemptive relief from the SEC to allow us to exclude any indebtedness guaranteed by the SBA and issued by the Funds from the 150.0% asset coverage requirements, which, in turn, will enable us to fund more investments with debt capital.

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

Stock Repurchase Program

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On November 1, 2021, the Board extended the Stock Repurchase Program through December 31, 2022, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and we cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. We did not make any repurchases of common stock during the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, we repurchased zero and 25,719 shares of common stock on the open market for zero and $0.3 million, respectively. Refer to Note 8 to our consolidated financial statements for additional information concerning stock repurchases.

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
•
the Board engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result it is not in our stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where we determine that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. The Board consulted with the independent valuation firm(s) in arriving at our determination of fair value for 10 and 12 of our portfolio company investments representing 13.2% and 25.8% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended September 30, 2021 and December 31, 2020, respectively) as of September 30, 2021 and December 31, 2020, respectively;
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

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and under the Credit Facility (as described in Note 6). Many of these agreements (including the credit agreement relating to the Credit Facility) include an alternative successor rate or language for choosing an alternative successor rate when LIBOR reference is no longer considered to be appropriate. With respect to other agreements, the Company intends to work with its portfolio companies to modify agreements to choose an alternative successor rate. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2021.

SEC Rule 1-02(w)(2) Update

In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules adopt a new definition of “significant subsidiary” applicable only to investment companies that (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary” in Rule 1-02(w) of Regulation S-X. The new Rule 1-02(w)(2) of Regulation S-X is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules became effective on January 1, 2021; however, the Company elected to early adopt this rule change as of December 31, 2020. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

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

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. We had off-balance sheet arrangements consisting of outstanding commitments to fund various undrawn revolving loans, other debt investments and capital commitments totaling $8.6 million and $5.6 million as of September 30, 2021 and December 31, 2020, respectively. Such outstanding commitments are summarized in the following table (dollars in millions):

	September 30, 2021				December 31, 2020
	Total		Unfunded		Total		Unfunded
Portfolio Company - Investment	Commitment		Commitment		Commitment		Commitment
Combined Systems, Inc. - Revolving Loan	$4.0		$0.6		$4.0		$1.0
Elements Brands, LLC - Revolving Loan	3.0		0.8		3.0		0.8
Mesa Line Services, LLC - Delayed Draw Term Loan	3.9		1.4		—		—
Rhino Assembly Company, LLC - Delayed Draw Commitment	0.9		0.9		0.9		0.9
Safety Products Group, LLC - Common Equity (Units)	2.9	(1)	2.9	(1)	2.9	(1)	2.9	(1)
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.) - Revolving Loan	—		—		0.2		—
Wonderware Holdings, LLC (dba CORE Business Technologies) - Delayed Draw Term Loan	2.0		2.0		—		—
Total	$16.7		$8.6		$11.0		$5.6

(1) Portfolio company was no longer held at period end. The commitment represents our maximum potential liability related to certain guaranteed obligations stemming from the prior sale of the portfolio company's underlying operations.

Additional detail for each of the commitments above is provided in our consolidated schedules of investments.

The Company believes its assets will provide adequate coverage to satisfy these outstanding commitments. As of September 30, 2021, the Company had cash and cash equivalents of approximately $98.8 million and $60.0 million in available borrowings under the Credit Facility.

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
•
The Investment Advisor, in consultation with the Board, agreed to voluntarily waive $0.4 million of the income incentive fee for the nine months ended September 30, 2020. There was no income incentive fee waiver for the three and nine months ended September 30, 2021 and the three months ended September 30, 2020.
•
The Investment Advisor, in consultation with the Board, agreed to voluntarily waive $0.1 million and $0.1 million of the base management fees on any assets accounted for as secured borrowings as defined under GAAP for the three and nine months ended September 30, 2021, respectively. There were no secured borrowings included in total assets for the three and nine months ended September 30, 2020.

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

While we may co-invest with investment entities managed by the Investment Advisor or its affiliates, to the extent permitted by the 1940 Act and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investment. On January 4, 2017, the SEC staff has granted us relief sought in an exemptive order that expands our ability to co-invest in portfolio companies with other funds managed by the Investment Advisor or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) or the Independent Directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. However, neither we nor our affiliates are obligated to invest or co-invest when investment opportunities are referred to us or them.

In addition, we and our Investment Advisor have each adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act that governs the conduct of our and the Investment Advisor’s officers, directors and employees. Additionally, the Investment Advisor has adopted a code of ethics pursuant to Rule 204A-1 under the Advisers Act of 1940, as amended, and in accordance with Rule 17j-1(c) under the 1940 Act. We have also adopted a code of business conduct that is applicable to all officers, directors and employees of Fidus and our Investment Advisor. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Maryland General Corporation Law.

Recent Developments

On October 1, 2021, we invested $8.5 million in first lien debt, subordinated debt, and common equity of Auto CRM LLC (dba Dealer Holdings), a leading SaaS-based provider of customer communication software to the auto repair market.

On October 6, 2021, we invested $18.5 million in first lien debt, common equity, and warrants of Acendre Midco, Inc., a market leading provider of cloud-based talent management software solutions.

On October 8, 2021, we closed the public offering of approximately $125.0 million in aggregate principal amount of our 3.50% notes due 2026, or the “November 2026 Notes.” The total net proceeds to us from the November 2026 Notes, based on a public offering price of 99.996% of par, after deducting underwriting discounts of $2.5 million and estimated offering expenses of $0.4 million, were approximately $122.1 million.

The November 2026 Notes will mature on November 15, 2026 and bear interest at a rate of 3.50% per year. The November 2026 Notes are unsecured obligations and rank pari passu with our existing and future unsecured indebtedness; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities we may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities. The November 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed more than three months prior to maturity or at par thereafter. Interest on the November 2026 Notes is payable on May 15 and November 15 of each year, beginning May 15, 2022. We do not intend to list the November 2026 Notes on any securities exchange or automated dealer quotation system.

On October 26, 2021, we exited our debt investment in the Tranzonic Companies. The Company received payment in full of $7.1 million on our subordinated debt, which includes a prepayment fee.

On October 29, 2021, we committed $16.0 million in second lien debt in a leading marketing technology platform for digital customer acquisition across all consumer verticals, including financial services, home services, and insurance.

On November 1, 2021, our Board declared a regular quarterly dividend of $0.32 per share, a supplemental dividend of $0.04 per share, and a special dividend of $0.05 per share payable December 17, 2021, to stockholders of record as of December 3, 2021.

On November 2, 2021, we fully redeemed $19.0 million and $63.3 million of the issued and outstanding February 2024 Notes and November 2024 Notes, respectively, resulting in a realized loss on extinguishment of debt of approximately $1.6 million.

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

In the future, our investment income may also be affected by changes in various interest rates, including LIBOR and prime rates, to the extent of any debt investments that include floating interest rates. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. As of September 30, 2021 and December 31, 2020, 28 and 22 portfolio company’s debt investments, respectively, bore interest at a variable rate, which represented $317.2 million and $230.9 million of our portfolio on a fair value basis, respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Our pooled SBA debentures and our Notes bear interest at fixed rates. Our Credit Facility bears interest, at our election, at a rate per annum equal to (a) 3.00% (or 2.75% if certain conditions are satisfied, including if (x) no equity interests are included in the borrowing base, (y) the contribution to the borrowing base of eligible portfolio investments that are performing first lien bank loans is greater than or equal to 35%, and (z) the contribution to the borrowing base of eligible portfolio investments that are performing first lien bank loans, performing last out loans, or performing second lien loans is greater than or equal to 60%) plus the one, two, three or six month LIBOR rate, as applicable, or (b) 2.00% (or 1.75% if the above conditions are satisfied) plus the highest of (A) a prime rate, (B) the Federal Funds rate plus 0.5%, (C) three month LIBOR plus 1.0%, and (D) zero.

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

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of September 30, 2021 (dollars in millions):

	Interest Income	Interest Expense
	Increase	Increase	Net Increase	Net Investment
Basis Point Increase (Decrease)	(Decrease) (1) (2)	(Decrease)	(Decrease)	Income (3)
(200)	$—	$—	$—	$—
(150)	—	—	—	—
(100)	—	—	—	—
(50)	—	—	—	—
50	0.1	0.2	(0.1)	(0.1)
100	0.8	0.5	0.3	0.2
150	2.0	0.8	1.2	1.0
200	3.4	1.0	2.4	1.9
250	5.0	1.3	3.7	3.0
300	6.6	1.6	5.0	4.0

(1) Certain of our variable rate debt investments have a LIBOR interest rate floor, which lessens the impact of decreases in interest rates.

(2) Interest income calculated assuming three-month LIBOR rate as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On November 1, 2021, the Board extended the Stock Repurchase Program through December 31, 2022, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and we cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time.

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

4.3

Form of Indenture (Filed as Exhibit (d)(5) to Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-202531) filed with the U.S. Securities and Exchange Commission on April 29, 2016 and incorporated herein by reference).

4.4

Fourth Supplemental Indenture dated as of December 23, 2020 between Fidus Investment Corporation and U.S. Bank National Association, as trustee (Filed as Exhibit 4.1 to the Registrant’s Current report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 23, 2020 and incorporated herein by reference).

4.5

Form of Global Note with respect to the 4.75% Notes due 2026 (Filed as Exhibit 4.1 to the Registrant’s Current report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 23, 2020 and incorporated herein by reference).

4.6

Fifth Supplemental Indenture dated as of October 8, 2021 between Fidus Investment Corporation and U.S. Bank National Association, as trustee (Filed as Exhibit 4.1 to the Registrant’s Current report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 8, 2021 and incorporated herein by reference).

4.7

Form of Global Note with respect to the 3.50% Notes due 2026 (Filed as Exhibit 4.1 to the Registrant’s Current report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 8, 2021 and incorporated herein by reference).

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

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDUS INVESTMENT CORPORATION

Date: November 4, 2021	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2021	/s/ SHELBY E. SHERARD
Shelby E. Sherard
Chief Financial Officer (Principal Financial and Accounting Officer)