Form 10-K
period 2021-12-31
FIDUS INVESTMENT Corp
filed 2022-03-03
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2021 based on the closing price on that date of $17.00 on the NASDAQ Global Select Market was $409,517,352. For the purpose of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 24,437,400 shares of the registrant’s common stock outstanding as of March 1, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2021.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Fidus Investment Corporation, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects” and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including statements as to:

•
our future operating results and the uncertainties associated with the continued impact of the COVID-19 pandemic thereon;
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
•
our regulatory structure and tax treatment;
•
our ability to operate as a BDC and a RIC and each of the Funds to operate as an SBIC;
•
the timing, form and amount of any dividend distributions;
•
the impact of interest rate volatility, including the decommissioning of LIBOR, and inflation on our business;
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
•
interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy; and
•
the risks, uncertainties and other factors we identify in Item 1A. – Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021 and in our other filings with the SEC.

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

PART I

Except as otherwise specified, references to “we,” “us,” “our,” “Fidus” and “FIC” refer to Fidus Investment Corporation and its consolidated subsidiaries. Some of the statements in this Annual Report constitute forward-looking statements, which apply to us and relate to future events, future performance or financial conditions. The forward-looking statements involve risks and uncertainties for us and our portfolio companies and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in Item 1A. entitled “Risk Factors” and elsewhere in this report.

Item 1. Business.

GENERAL

Fidus Investment Corporation, a Maryland Corporation, operates as an externally managed business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”). FIC completed its initial public offering, or IPO, in June 2011. In addition, FIC has elected, and intends to qualify annually, to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2021, our shares were listed on the NASDAQ Global Select Market under the symbol “FDUS.”

FIC may make investments directly or through its two wholly-owned investment company subsidiaries, Fidus Mezzanine Capital II, L.P. (“Fund II”) and Fidus Mezzanine Capital III, L.P. (“Fund III”) (collectively Fund II and Fund III are referred to as the “Funds”). Fidus Investment GP, LLC, the general partner of the Funds, is also a wholly owned subsidiary of FIC. The Funds are licensed by the U.S. Small Business Administration (the “SBA”) to operate as small business investment companies (“SBICs”). The Funds utilize the proceeds of the issuance of SBA-guaranteed debentures to enhance returns to our stockholders. As of September 9, 2019, Fidus Mezzanine Capital, L.P. (“Fund I”) completed a wind-down plan, relinquished its SBIC license, and can no longer issue additional SBA-guaranteed debentures. We believe that utilizing both FIC and the Funds as investment vehicles provides us with access to a broader array of investment opportunities. Given our access to lower cost capital through the SBA’s SBIC debenture program, we expect that we will continue to make investments through the Funds during the investment period until the Funds reach their borrowing limit under the program. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million.

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

As of December 31, 2021, we had debt and equity investments in 70 portfolio companies with an aggregate fair value of $719.1 million. The weighted average yield on our debt investments as of December 31, 2021 was 12.3%. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average yield was computed using the effective interest rates for debt investments at cost as of December 31, 2021, including accretion of original issue discount (“OID”) and loan origination fees, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level. For the year ended December 31, 2021, our total return based on net asset value (“NAV”) per share was 28.3% and our total return based on market value was 53.9%. For the year ended December 31, 2020, our total return based on NAV was 7.6% and our total return based on market value was 1.0%. Total return based on net asset value per share equals the change in net asset value per share during the period, plus dividends paid per share during the period, less other non-operating changes during the period, and divided by beginning net asset value per share for the period. Non-operating changes include any items that affect net asset value per share other than increase from investment operations, such as the effects of share issuances and repurchases and other miscellaneous items. Total return based on market value equals the change in the market value of our common stock per share during the period divided by the market value per share at the beginning of the period, and assumes reinvestment of dividends at prices obtained by our dividend reinvestment plan during the period. While these two figures reflect fund expenses, they do not reflect any sales load that may be paid by investors.

Available Information

Our headquarters are in Evanston, Illinois, and our internet address is www.fdus.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report. We make available free of charge through our website our proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the U.S. Securities and Exchange Commission (the “SEC”). The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, like us, that file electronically with the SEC. Copies of this Annual Report and other reports are also available without charge by contacting us in writing at 1603 Orrington Avenue, Suite 1005, Evanston, Illinois 60201, Attention: Investor Relations.

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

Serving as a Value-Added Partner with Customized Financing Solutions. We follow a partnership-oriented investment approach and focus on opportunities where we believe we can add value to a portfolio company. We primarily concentrate on industries or market niches in which the investment professionals of our investment advisor have prior experience. These professionals also have expertise in structuring securities at all levels of the capital structure, which we believe positions us well to meet the unique financing needs of our portfolio companies. We invest primarily in unitranche or first lien senior secured loans, typically coupled with an equity interest; however, on a selective basis we may invest in second lien and subordinated debt securities. Further, as a publicly-traded BDC, we have a longer investment horizon without the capital return requirements of traditional private investment vehicles. We believe this flexibility enables us to generate attractive risk-adjusted returns on invested capital and enables us to be a better long-term partner for our portfolio companies. We believe that by leveraging the industry and structuring expertise of our investment advisor coupled with our long-term investment horizon, we are well positioned to be a value-added partner for our portfolio companies.

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

Actively Managing our Portfolio. We believe that our investment advisor’s initial and ongoing portfolio review process allows us to effectively monitor the performance and prospects of our portfolio companies. We seek to obtain board observation rights or board seats with respect to our portfolio companies, and we conduct monthly financial reviews and have regular discussions with portfolio company management. We structure our investments with a comprehensive set of financial maintenance covenants, including affirmative and negative covenants. We believe that active monitoring of our portfolio companies’ compliance with covenants provides us with an early warning of any financial difficulty and enhances our ability to protect our invested capital.

Maintaining Portfolio Diversification. We seek to maintain a portfolio of investments that is appropriately diversified among companies, industries, geographic regions and end markets. We have made investments in portfolio companies in the following industries: business services, industrial products and services, value-added distribution, healthcare products and services, consumer products and services (including retail, food and beverage), energy services, aerospace, and defense manufacturing, transportation services, information technology services and niche manufacturing. We believe that investing across various industries helps mitigate the potential effects of negative economic events for particular companies, regions and industries.

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

• industrial;

As of December 31, 2021, we had investments in 78 portfolio companies with an aggregate fair value of $719.1 million. As of December 31, 2020, we had investments in 69 portfolio companies with an aggregate fair value of $742.9 million.

The following table shows the portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	December 31,		December 31,		December 31,		December 31,
	2021		2020		2021		2020
Midwest	$157.2	21.9%	$225.7	30.4%	$89.9	14.5%	$189.6	27.6%
Southeast	220.0	30.6	153.3	20.6	197.4	31.7	130.0	18.9
Northeast	126.6	17.6	123.3	16.6	127.8	20.6	127.8	18.6
West	105.9	14.7	108.7	14.6	100.1	16.1	109.2	15.9
Southwest	109.4	15.2	131.9	17.8	106.6	17.1	130.4	19.0
Total	$719.1	100.0%	$742.9	100.0%	$621.8	100.0%	$687.0	100.0%

The following table shows the detailed industry segment composition of our portfolio at fair value and cost as a percentage of total investments.

	Fair Value			Cost
	December 31,	December 31,		December 31,	December 31,
	2021	2020		2021	2020
Information Technology Services	27.0%	12.8%		30.6%	13.2%
Business Services	13.3	12.3		14.3	13.0
Healthcare Products	11.2	9.0		3.6	4.8
Specialty Distribution	8.0	15.8		8.2	17.0
Aerospace & Defense Manufacturing	7.9	5.2		8.4	5.6
Component Manufacturing	4.1	7.4		4.0	6.9
Building Products Manufacturing	3.7	3.2		4.8	3.8
Healthcare Services	3.6	5.4		4.2	6.0
Promotional Products	3.1	3.3		4.1	3.7
Environmental Industries	3.0	2.4		3.5	2.7
Oil & Gas Services	2.9	2.8		0.5	0.4
Transportation Services	2.9	3.0		3.3	3.1
Consumer Products	2.6	5.1		3.0	5.5
Utilities: Services	1.9	2.5		1.8	2.7
Retail	1.6	3.6		1.8	4.4
Industrial Cleaning & Coatings	1.5	1.4		2.1	1.9
Utility Equipment Manufacturing	1.5	0.9		1.4	1.3
Vending Equipment Manufacturing	0.2	0.3		0.3	0.3
Restaurants	0.0 (1)	0.0	(1)	0.1	0.1
Oil & Gas Distribution	—	1.5		—	1.5
Specialty Chemicals	—	0.0	(1)	0.0 (1)	0.0 (1)
Packaging	—	2.1		—	2.1
Total	100.0%	100.0%		100.0%	100.0%

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
•

Detailed review of historical and projected financial statements, including a review of at least three years of performance (annual and monthly), key financial ratios, revenue, expenses and profitability drivers and sensitivities to management’s financial projections.

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

As part of the monitoring process, the deal team conducts a comprehensive review of the financial and operating results of each portfolio company that includes a review of the monthly/quarterly financials relative to the prior year and budget, a review of the financial projections including cash flow and liquidity needs, meeting with management, attending board meetings and reviewing compliance certificates and covenants. We maintain an ongoing dialogue with the management and any controlling equity holders of a portfolio company that will include discussions about the company’s business plans and growth opportunities and any changes in industry and competitive dynamics. While we maintain limited involvement in the ordinary course operations of our portfolio companies, we may maintain a higher level of involvement in non-ordinary course financing or strategic activities and any non-performing scenarios. Our investment advisor’s portfolio management will also include quarterly portfolio reviews with all investment professionals and investment committee members.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of December 31, 2021 and 2020 (dollars in millions).

	Fair Value				Cost
	December 31,		December 31,		December 31,		December 31,
Investment Rating	2021		2020		2021		2020
1	$119.8	16.7%	$109.3	14.7%	$19.1	3.1%	$38.7	5.6%
2	566.7	78.8	544.4	73.3	556.1	89.4	537.6	78.3
3	31.7	4.4	80.1	10.8	40.4	6.5	87.5	12.7
4	0.9	0.1	9.0	1.2	3.0	0.5	13.7	2.0
5	—	—	0.1	—	3.2	0.5	9.5	1.4
Total	$719.1	100.0%	$742.9	100.0%	$621.8	100.0%	$687.0	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of December 31, 2021 and 2020 was 1.9 and 2.0, respectively, on a fair value basis and 2.1 and 2.2, respectively, on a cost basis.

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

Competition

Our primary competitors in providing financing to lower middle-market companies include public and private funds, other BDCs, SBICs, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our RIC tax treatment.

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

Duration and Termination

At a meeting of our board of directors on June 10, 2021, our board of directors, including a majority of the Independent Directors, unanimously voted to approve the continuation of the Investment Advisory Agreement to June 20, 2022. Unless terminated earlier, the Investment Advisory Agreement will automatically renew for successive annual periods if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities (as that term is defined in the 1940 Act), including, in either case, approval by a majority of the Independent Directors.

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

At a meeting of our board of directors on June 10, 2021, our board of directors, including a majority of the Independent Directors, unanimously voted to approve the continuation of the Administration Agreement to June 20, 2022. Unless terminated earlier, the

Administration Agreement will automatically renew for successive annual periods if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities (as that term is defined in the 1940 Act), including, in either case, approval by a majority of our Independent Directors. In making the decision to approve the continuation of the Administration Agreement, our board of directors took into account, to the extent relevant, certain information set forth above under “Investment Advisory Agreement – Duration and Termination” with respect to its consideration of the Investment Advisory Agreement.

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

REGULATION

General

We and Fund I have elected to be regulated as BDCs under the 1940 Act and we have elected, and intend to qualify annually, to be treated as a RIC under Subchapter M of the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisors), principal underwriters and affiliates of those affiliates or principal underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities, as that term is defined in the 1940 Act.

We may invest up to 100.0% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with any publicly-traded securities that may from time-to-time be held by our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company (including Section 3(c)(1) and Section 3(c)(7) funds for this purpose), except for registered money market funds, that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3.0% of the total outstanding voting stock of any investment company, invest more than 5.0% of the value of our total assets in securities issued by one investment company or invest more than 10.0% of the value of our total assets in securities issued by investment companies on an aggregate basis. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. These policies are not fundamental and, as a result, each may be changed by the vote of a majority of our board of directors without stockholder approval.

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

Managerial Assistance to Portfolio Companies

A BDC must be organized and have its principal place of business in the U.S. and must be operated for the purpose of making investments in the types of securities described in (a), (b) or (c) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70.0% requirement, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance; except that, when the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Our investment advisor, in its capacity as our administrator, has agreed to provide such managerial assistance on our behalf to portfolio companies that request this assistance. We may receive fees for these services and will reimburse our investment advisor, in its capacity as our administrator, for its allocated costs in providing such assistance.

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

Pursuant to Rule 18f-4 under the 1940 Act, which became effective on February 19, 2021, the Company may use total return swaps for hedging purposes, subject to certain conditions, notwithstanding the restrictions on the issuance of senior securities and the use of leverage imposed by Sections 18 and 61 of the 1940 Act. The requirements of Rule 18f-4 would apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the BDC’s asset coverage ratio. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this requirement, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule.

Codes of Ethics

We, Fund I and our investment advisor have adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Additionally, our investment advisor has adopted a code of ethics pursuant to Rule 204A-1 under the Advisers Act and in accordance with Rule 17j-1(c). Personnel subject to the code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy these codes at the SEC’s website at www.sec.gov. The joint code of ethics is also available on our website at www.fdus.com. We have also adopted a code of business conduct that is applicable to all officers, directors and employees of Fidus and our investment advisor that is available on our website.

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

Compliance Policies and Procedures

We, Fund I and our investment advisor have each adopted and implemented written policies and procedures reasonably designed to prevent violation of U.S. federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our chief compliance officer is responsible for administering these policies and procedures.

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

SBICs are designed to stimulate the flow of private equity capital to eligible "small businesses" as defined by the SBA. Under SBA regulations, SBICs can provide financing in the form of debt and/or equity securities and provide consulting and advisory services to “eligible” small businesses. The Funds have typically invested in senior subordinated debt, acquired warrants and/or made other equity investments in qualifying small businesses.

Under current SBA regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $19.5 million and have average annual net income after U.S. federal income taxes not exceeding $6.5 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 25.0% of its investment capital to “smaller enterprises” as defined by the SBA. A smaller enterprise generally includes businesses (including their affiliates) that have a tangible net worth not exceeding $6.0 million and have average annual net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller enterprises, which criteria depend on the industry in which the business (including its affiliates) is engaged and are based on the number of employees and gross revenue. However, once an SBIC has invested in a portfolio company, it may continue to make follow-on investments in the portfolio company, regardless of the size of the portfolio company at the time of the follow-on investment, up to the time of the portfolio company’s initial public offering.

The SBA prohibits an SBIC from providing funds to small businesses for certain purposes, such as relending and investments in businesses with the majority of their employees located outside of the U.S. and in businesses engaged in certain prohibited industries, such as project finance, real estate, or certain “passive” (non-operating) companies. In addition, under SBA regulations, without prior SBA approval, an SBIC may not invest more than 30.0% of its regulatory capital in any one portfolio company or its affiliates (assuming the SBIC intends to draw leverage equal to twice its regulatory capital).

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
•
Public health threats may impact the businesses in which we invest and affect our business, operating results and financial condition.

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

We depend upon the investment professionals of our investment advisor to maintain their relationships with financial institutions, sponsors and other investment professionals, and we intend to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the investment professionals of our investment advisor fail to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the investment professionals of our investment advisor have relationships are not obligated to provide us with investment opportunities, and, therefore, we can offer no assurance that these relationships will generate investment opportunities for us in the future.

Our financial condition and results of operation depends on our ability to manage our business effectively.

Our ability to achieve our investment objective and grow depends on our ability to manage our business and deploy our capital effectively. This depends, in turn, on our investment advisor’s ability to identify, evaluate and monitor companies that meet our investment criteria. Accomplishing our investment objectives on a cost-effective basis depends upon our investment advisor’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our ability to access financing on acceptable terms. Our investment advisor has substantial responsibilities under the Investment Advisory Agreement. In addition, our investment advisor’s investment professionals may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We may suffer credit losses and our investments could be rated below investment grade.

Private debt in the form of second lien, subordinated, and first lien loans (senior secured or unitranche loans) to corporate and asset-based borrowers is highly speculative and involves a high degree of risk of credit loss, and therefore an investment in our shares of common stock may not be suitable for someone with a low tolerance for risk. These risks are likely to increase during an economic recession.

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

Assumed Return on Our Portfolio
(Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder (1)	(21.3)%	(12.1)%	(2.9)%	6.3%	15.5%

(1)

Assumes $897,185 in total assets, $107,000 in outstanding SBA debentures, zero borrowings under the Credit Facility (as defined below), $17,637 in Secured Borrowings, $250,000 outstanding of our Notes, $487,764 in net assets as of December 31, 2021, and an average cost of funds of 3.724%.

Effective April 29, 2020, our asset coverage requirement was reduced from 200% to 150%, which could increase the risk of investing in the Company.

The 1940 Act generally prohibits the Company from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200.0% (i.e., the amount of debt may not exceed 50.0% of the value of our assets). However, in March 2018, the Small Business Credit Availability Act (“the “SBCA”) modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200.0% to an asset coverage ratio of 150.0%, if certain requirements under the 1940 Act are met. On April 29, 2019, our Board, including a majority of the non-interested directors, approved a minimum asset coverage ratio of 150% as set forth in Section 61(a)(2) of the 1940 Act. As a result, we are subject to the 150% asset coverage ratio, effective as of April 29, 2020. We are required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

Leverage is generally considered a speculative investment technique and increases the risk of investing in our securities. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, our stockholders will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the NAV attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments, or other payments related to our securities. Increased leverage may also cause a downgrade of our credit rating. Leverage is generally considered a speculative investment technique.

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

Our board of directors engages one or more independent third-party valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result it is not in our stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where we determine that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. Our board of directors consulted with the independent valuation firm(s) in arriving at our determination of fair value for 17 and 12 of our portfolio company investments representing 21.8% and 25.8% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended December 31, 2021 and 2020, respectively) as of December 31, 2021 and 2020, respectively.

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

To the extent our investment advisor forms affiliates, including Fidus Credit Opportunities, L.P., Fidus Equity Opportunities Fund, L.P., and Fidus Equity Fund I, L.P., we may co-invest on a concurrent basis with such affiliates, subject to compliance with applicable regulations and regulatory guidance and our allocation procedures. While we may co-invest with investment entities managed by our investment advisor or its affiliates, to the extent permitted by the 1940 Act and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investment. On January 4, 2017, the SEC granted us an exemptive order that expands our ability to co-invest in portfolio companies with certain of our affiliates managed by our investment advisor in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. We intend to co-invest, subject to the conditions included in the Order. However, neither we nor our affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them.

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

The Funds are licensed to operate as SBICs and are regulated by the SBA. Under current SBA regulations, a licensed SBIC can provide capital to eligible "small businesses" that have a tangible net worth not exceeding $19.5 million and an average annual net income after U.S. federal income taxes not exceeding $6.5 million for the two most recent fiscal years. In addition, a licensed SBIC must devote 25.0% of its investment capital to "smaller enterprises" that have a tangible net worth not exceeding $6.0 million and an average annual net income after U.S. federal income taxes not exceeding $2.0 million for the two most recent fiscal years. The SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on either the number of employees or the gross sales of the business. The SBA regulations permit licensed SBICs to make long term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in certain prohibited industries. Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA staff to determine its compliance with the relevant SBA regulations. Compliance with these SBA requirements may cause the Funds to forego attractive investment opportunities that are not permitted under the SBA regulations, and may cause the Funds to make investments they otherwise would not make in order to remain in compliance with these regulations.

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

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies.

Certain of our portfolio companies may be impacted by inflation, which may, in turn, impact the valuation of such portfolio companies. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. More recently, the Federal Reserve has indicated that it would likely raise interest rates as early as March 2022 in response to an increase in inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

Changes relating to the discontinuation of LIBOR may adversely affect the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

LIBOR is an index rate that historically has been widely used in lending transactions. LIBOR typically has been the reference rate used in floating-rate loans extended to our portfolio companies and, to some degree, is expected to continue to be a reference rate and other floating rates, such as the Secured Overnight Financing Rate (“SOFR”), in our prospective investments for a period of time as the market transitions to alternative rates. Uncertainty relating to the LIBOR calculation process, the valuation of LIBOR alternatives, and other economic consequences from the phasing out of LIBOR may adversely affect our results of operations, financial condition and liquidity.

On March 5, 2021, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that it will not compel panel banks to contribute to the overnight 1, 3, 6 and 12 months USD LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. On November 16, 2021, the FCA issued a statement confirming that starting January 1, 2022, entities supervised by the FCA will be prohibited from using LIBORs, including USD LIBOR, that will be discontinued as of December 31, 2021 as well as, except in very limited circumstances, those tenors of USD LIBOR that will be discontinued or declared non-representative after June 30, 2023. While LIBOR will cease to exist or be declared non-representative, there continues to be uncertainty regarding the nature of potential changes to specific USD LIBOR tenors, the development and acceptance of alternative reference rates and other reforms.

Central banks and regulators in a number of major jurisdictions (for example, United States, United Kingdom, European Union, Switzerland and Japan) have convened working groups to find, and implement the transition to, suitable replacements for LIBORs and other interbank offered rates ("IBORs"). To identify a successor rate for USD LIBOR, the Alternative Reference Rates Committee (“ARRC”), U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified SOFR as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On July 29, 2021, the ARRC formally recommended SOFR as its preferred alternative replacement rate for LIBOR. On July 29, 2021, the ARRC also recommended a forward-looking term rate based on SOFR published by CME Group. Although SOFR appears to be the preferred replacement rate for USD LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. Alternative reference rates that may replace LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions. There can be no guarantee that SOFR will become the dominant alternative to USD LIBOR or that SOFR will be widely used and other alternatives may or may not be developed and adopted with additional consequences.

On April 6, 2021, legislation was signed into law in the state of New York that provides that contracts, securities and instruments governed by New York law that reference USD LIBOR and that either lack benchmark fallback provisions or include ineffective benchmark fallback provisions in connection with USD LIBOR no longer being published or becoming non-representative, will, by operation of law, refer to a replacement benchmark rate based on SOFR. Despite the adoption of the New York legislation, successful legal challenges against the legislation may render it partially or wholly unconstitutional or unenforceable, e.g., based on other federal or state law grounds.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, valuation measurements used by us that include LIBOR as an input, our operational processes or our overall financial condition or results of operations. In addition, while the majority of our LIBOR-linked loans contemplate that LIBOR may cease to exist and allow for amendment to a new base rate without the approval of 100% of the lenders, if LIBOR ceases to exist, we could be required, in certain situations, to still need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result, on our results of operations. Such adverse impacts and the uncertainty of the transition could result in disputes and litigation with counterparties and borrowers regarding the implementation of alternative reference rates.

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

Based on information available as of the date of this annual report on Form 10-K, the effect of such requirements will be likely to (directly or indirectly) increase our overall costs of entering into derivatives transactions. In particular, even if they are not directly applicable to us, new margin requirements, position limits and significantly higher capital charges resulting from new global capital regulations may cause an increase in the pricing of derivatives transactions entered into by market participants to whom such requirements apply or, may otherwise, affect our overall ability to enter into derivatives transactions with certain counterparties. Such new global capital regulations and the need to satisfy the various requirements by counterparties are resulting in increased funding costs, and increased overall transaction costs, significantly affecting balance sheets, and thereby resulting in changes to financing terms and potentially impacts our ability to obtain financing. Administrative costs, due to new requirements related to registration, recordkeeping, reporting, and compliance, even if not directly applicable to us, may also be reflected in our derivatives transactions. New requirements to trade certain derivatives transactions on electronic trading platforms and trade reporting requirements may lead to (among other things) fragmentation of the markets, higher transaction costs or reduced availability of derivatives, and/or a reduced ability to hedge, all of which could adversely affect the performance of certain of our trading strategies. In addition, changes to derivatives regulations may impact the tax and/or accounting treatment of certain derivatives, which could adversely impact us.

In February 2021, Rule 18f-4 under the 1940 Act came into effect, changing the rules regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. BDCs that use derivatives would be subject to a value-at-risk leverage limit, certain other derivatives risk management program and testing requirements and requirements related to board reporting. These new requirements would apply unless the BDC qualified as a “limited derivatives user” as defined in Rule 18f-4 became effective. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of the Sections 18 and 61 of the 1940 Act when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivative transactions under Rule 18f-4 under the 1940 Act. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this requirement, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

The effects of legislative and regulatory proposals directed at the financial services industry or affecting taxation could negatively impact the operations, cash flows or financial condition of us and our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of business and could be subject to civil fines and criminal penalties.

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

Actual and proposed changes to the complex system of laws and regulations governing the banking industry further pose risks to the success of our operations, cash flows or financial conditions. Recent increases to the asset threshold for designating financial institutions as “systemically important financial institutions,” as well as proposed changes to the Volcker Rule, are just two examples;

the effect of these change and any further rules or regulations are and could be complex and far-reaching, and the changes and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

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

The decision made in the United Kingdom referendum to leave the European Union has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. Under the terms of the withdrawal agreement negotiated and agreed to between the United Kingdom and the European Union, the United Kingdom’s departure from the European Union was followed by a transition period which ran until December 31, 2020, during which the U.K. continued to apply European Union law and was treated for all material purposes as if it were still a member of the European Union. On December 24, 2020, the EU and United Kingdom signed a trade deal (the “Trade Agreement”) that applied provisionally from January 1, 2021 until the end of April 2021, when the European Parliament approved the Trade Agreement. That Agreement now governs the relationship between the U.K. and EU, implementing significant regulation around trade, transport of goods and travel restrictions between the United Kingdom and the European Union.

Notwithstanding the foregoing, the longer-term economic, legal, political and social implications of Brexit are unclear at this stage and are likely to continue to lead to ongoing political and economic uncertainty and periods of increased volatility in both the U.K. and in wider European markets for some time. In particular, Brexit could lead to calls for similar referenda in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. This volatility and uncertainty may have an adverse effect on the economy generally and on our ability—and the ability of our portfolio companies—to execute our respective strategies and to receive attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential declines in the value of the British Pound and/or the euro against other currencies, along with the potential downgrading of the United Kingdom’s sovereign credit rating, may also have an impact on the performance of any of our portfolio companies located in the United Kingdom or Europe.

We are currently operating in a period of significant capital markets disruption and economic uncertainty, which may have a negative impact on our business, financial condition and operations.

From time to time, capital markets may experience periods of disruption and instability. The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the COVID-19 globally could lead to a world-wide economic downturn. Even after the COVID-19 pandemic subsides, the U.S. economy, as well as most other major economies, may continue to experience a recession, and we anticipate our businesses would be materially and adversely affected by a prolonged recession in the United States and other major markets. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets.

The COVID-19 outbreak, including new variants of COVID-19, such as the Delta and Omicron variants, continues to have, and any future outbreaks could have, an adverse impact on the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Fund and returns to the Fund, among other things. The global impact of the COVID-19 pandemic is rapidly evolving, and health advisors warn that recurring COVID-19 outbreaks will continue if reopening is pursued too soon or in the wrong manner, which may lead to the re-introduction or continuation of certain public health restrictions (such as instituting quarantines, prohibitions, and restrictions on travel and the closure of offices, businesses, schools, retail stores and other public venues). Some form of economic, social and/or travel restrictions may be in place for extended periods of time. General uncertainty surrounding the dangers and impact of COVID-19, including the preventative measures taken in response thereto and additional uncertainty regarding new variants of COVID-19, continues to create significant disruption in supply chains and economic activity. With respect to the U.S. credit markets (in particular for middle-market loans), the COVID-19 outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) government imposition of various forms of capacity and operating restrictions, resulting in significant disruption to the businesses of many middle-market loan borrowers, including supply chain disruptions and labor shortages, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit and other financing instruments; (iii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle-market businesses.

Disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These conditions and future market disruptions and/or illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to our portfolio companies and/or us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. We may have to access, if available, alternative markets for debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic may have a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we will record our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

While we intend to source and invest in new loan transactions to U.S. middle market companies, we cannot be certain that we will be able to do so successfully or consistently during the continuation of the COVID-19 pandemic. A lack of suitable investment opportunities may impair our ability to make new investments, and may reduce our earnings and dividends as a result.

If economic conditions caused by the COVID-19 pandemic continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income, which would have a material adverse effect on our business, financial condition or results of operations. While economic activity is well improved from the beginning of the COVID-19 pandemic, we continue to observe supply chain interruptions, labor difficulties, commodity inflation and elements of economic and financial market instability both globally and in the United States. Additionally, continued travel restrictions may prolong the global economic downturn.

We cannot be certain as to the duration or magnitude of the economic impact of the COVID-19 pandemic in the markets in which we and our portfolio companies operate, including with respect to travel restrictions, business closures, mitigation efforts (whether voluntary, suggested, or mandated by law) and corresponding declines in economic activity that may negatively impact the U.S. economy and the markets for the various types of goods and services provided by U.S. middle market companies. Depending on the duration, magnitude and severity of these conditions and their related economic and market impacts, certain of our portfolio companies may suffer declines in earnings and could experience financial distress, which could cause them to default on their financial obligations to us and their other lenders. In consideration of these and related factors, we may make downgrades with respect to other portfolio companies in the future as conditions warrant and new information comes to light.

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

As of the date of this annual report on Form 10-K, it is impossible to determine the scope of the COVID-19 outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have or the full potential impact on us and our portfolio companies. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19, including any COVID-19 variants, and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control.

The COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on the fair value of our investments or the conduct of our business.

The COVID-19 pandemic may cause the valuation of our investments to differ materially from the values that we may ultimately realize. Our valuations, and particularly valuations of private investments and private companies, will be inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of the COVID-19 pandemic and the resulting measures taken in response thereto. As a result, our valuations may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. These potential impacts, while uncertain, could have a significant impact on us and the fair value of our investments.

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

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K, including the COVID-19 pandemic described above. For example, if the capacity and operating restrictions on businesses, supply chain disruptions and labor shortages, including the United States, as a result of the COVID-19 pandemic were to continue for an extended period of time, it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our stockholders. If we violate certain covenants under our existing or future credit facilities or other leverage, we may be limited in our ability to make distributions. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of RIC tax treatment, compliance with applicable BDC regulations, SBA regulations, state corporate laws affecting the distribution of corporate assets and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will make distributions to our stockholders in the future.

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

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, referred to as "spillover dividends", the dividend will be treated for all US federal income tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2021 until as late as December 31, 2022. If we choose to pay a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.

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

While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline. In addition, as a BDC, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. At our Annual Stockholders Meeting on July 14, 2021, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 14, 2022 or the date of our 2022 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2022 Annual Meeting of Stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25.0% of FIC’s then outstanding common stock immediately prior to each such sale. We do not intend to issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so. The level of net asset value dilution that could result from such an offering is not limited.

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

Additional Common Stock. Under the provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. At our Annual Stockholders Meeting on July 14, 2021, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 14, 2022 or the date of our 2022 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2022 Annual Meeting of Stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25.0% of FIC’s then outstanding common stock immediately prior to each such sale. We do not intend to sell or otherwise issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so. The level of net asset value dilution that could result from such an offering is not limited. In any such case, however, the price at which our common stock is to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act and the regulations and staff interpretations thereunder. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

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

Changes in federal policy, including tax policies, and at regulatory agencies are expected to occur over time through policy and personnel changes, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Uncertainty surrounding future personnel or policy changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.

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

We cannot predict how new tax legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our shares.

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. The current U.S. presidential administration, along with the U.S. Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

Third parties with which we do business may also be sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as counterparty, employee, and borrower information. Cybersecurity failures or breaches by service providers (including, but not limited to, accountants and custodians), and the issuers of securities in which we invest, also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate its NAV, impediments to trading, the inability of our stockholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputation damages, reimbursement of other compensation costs, or additional compliance costs. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents with increased costs and other consequences, including those as described above. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future.

Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks.

We and our service providers are currently impacted by operating restrictions and similar measures being enacted by governments and private businesses in response to the global COVID-19 pandemic, which are obstructing the regular functioning of business workforces (including requiring employees to work from remote locations). Policies of extended periods of remote working, whether by us or by our Service Providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the weakness in a remote work environment. Accordingly, the risks described above are heightened under current conditions, which may continue for an unknown duration.

Environmental, social and governance factors may adversely affect our business or cause us to alter our business strategy.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

The effect of global climate change may impact the operations of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and certain portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues, which may, in turn, impact the valuation of such portfolio companies. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

In December 2015, the United Nations, of which the United States is a member, adopted a climate accord (the “Paris Agreement”) with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. On November 4, 2016, the past administration announced that the United States would cease participation in the Paris Agreement with the withdrawal taking effect on November 4, 2020. However, on January 20, 2021, President Joseph R. Biden signed an executive order to rejoin the Paris Agreement. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues, which may, in turn, impact the valuation of such portfolio companies.

Risks Relating to Our Investments

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies are susceptible to economic slowdowns or recessions (including industry specific downturns) and may be unable to repay our debt investments during these periods. The COVID-19 pandemic has disrupted economic markets, and the prolonged economic impact is uncertain. Many manufacturers of goods in China and other countries in Asia have seen a downturn in production due to the suspension of business and temporary closure of factories in an attempt to curb the spread of the illness, and supply chain disruptions have also impacted productions. As the impact of COVID-19 spreads to other parts of the world, similar impacts may occur with respect to affected countries. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, as discussed above, continued uncertainty surrounding the effect of implemented trade deals between the United Kingdom and the European Union following the United Kingdom’s exit from the European Union and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

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

Portfolio investments may be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fire, flood, earthquakes, war, terrorism and labor strikes). Some force majeure events may adversely affect the ability of a party (including a portfolio company or a counterparty to us or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, the cost to a portfolio company of repairing or replacing damaged assets resulting from such force majeure events could be considerable. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more companies or its assets, could result in a loss to us, including if its investment in such issuer is cancelled, unwound or acquired (which could be without what we consider to be adequate compensation). To the extent we are exposed to investments in portfolio companies that as a group are exposed to such force majeure events, the risks and potential losses to us are enhanced.

The continued threat of global terrorism and the impact of military and other action will likely continue to cause volatility in the economies of certain countries, contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide and various aspects thereof, including in prices of commodities. Our portfolio investments may involve significant strategic assets having a national or regional profile. The nature of these assets could expose them to a greater risk of being the subject of a terrorist attack than other assets or businesses. Acts of war could similarly lead to such volatility. For example, in response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows, and results of operations, and could cause the market value of our common stock to decline. In addition, these market and economic disruptions could negatively impact the operating results of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies, and impact our business, operating resulting and financial condition.

Our investments in certain industry sectors, such as the energy sector, may be subject to significant political, economic and capacity risks that may increase the possibility that we lose all or a part of our investment.

The revenues and profitability of certain portfolio companies may be significantly affected by the future prices of and the demand for oil, natural gas liquids and natural gas, which are inherently uncertain. Investments in energy companies may have significant shortfalls in projected cash flow if prices decline from levels projected at the time the investment is made. Various factors beyond our control could affect energy prices, including worldwide supplies, political instability or armed conflicts in oil, natural gas liquids and natural gas producing regions, the price of foreign imports, the level of consumer demand, the price and availability of alternative fuels, capacity constraints and changes in existing government regulation, taxation and price controls. Energy prices have fluctuated greatly during the past, and energy markets may continue to be volatile.

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

We will invest in second lien and subordinated debt as well as equity issued by lower middle-market companies. The portfolio companies generally have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such senior debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

As a BDC, we are required to carry our investments at fair value as determined in good faith by our board of directors. Decreases in the fair values of our investments will be recorded as unrealized depreciation. Any unrealized depreciation in our investment portfolio could be an indication of a portfolio company's inability to meet its repayment obligations to us with respect to the affected investments. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

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



The higher interest rates of OID and PIK instruments reflect the payment deferral, which results in a higher principal amount at the maturity of the instrument as compared to the original principal amount of the instrument, and increased credit risk associated with these instruments, and OID and PIK instruments generally represent a significantly higher credit risk than coupon loans.

	Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.



OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. OID and PIK-income may also create uncertainty about the source of our cash distributions.



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



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



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

We are a non-diversified investment company within the meaning of the 1940 Act; therefore, we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

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

A significant portion of our investments involve private securities and we expect that a significant portion of our investments will continue to involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. Additionally, customary terms of such sales agreements generally provide adjustments to the initial purchase price determined on the closing date if the portfolio company's net working capital varies from preliminary amounts utilized in determining the initial purchase price; such adjustments could subsequently result in upward or downward revisions to the initial purchase price and impact our amount of realized gain or loss on sale. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through its return of distributions previously made to it.

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

Shares of closed-end investment companies, including BDCs, frequently trade at a discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. In addition, if our common stock trades below net asset value, we will generally not be able to issue additional common stock at the market price without first obtaining the approval of our stockholders and our Independent Directors. On July 14, 2021 our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 14, 2021 or the date of our 2022 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2022 Annual Meeting of Stockholders. Selling or otherwise issuing shares of FIC’s common stock below its then current net asset value per share would result in a dilution of FIC’s existing common stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25.0% of FIC’s then outstanding common stock immediately prior to each such sale. We do not intend to sell or otherwise issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so. The level of net asset value dilution that could result from such an offering is not limited.

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

On July 14, 2021, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a discount from net asset value per share, as long as the cumulative number of shares sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale, for a period of one year ending on the earlier of June 14, 2022 or the date of our 2022 Annual Meeting of Stockholders. Our stockholders will be asked to vote on a similar proposal at our 2022 Annual Meeting of Stockholders. If we sell or otherwise issue shares of our common stock at a discount to net asset value, it will pose a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuances or sale. In addition, such issuances or sales may adversely affect the price at which our common stock trades. For additional information and hypothetical examples of these risks, see “Sales of Common Stock Below Net Asset Value,” and for actual dilution illustrations specific to an offering, see the prospectus supplement pursuant to which such sale is made.

Our net asset value may have changed significantly since our last valuation.

Our board of directors determines the fair value of our portfolio investments on a quarterly basis based on input from our investment advisor, our audit committee and, as to certain of our investments, a third party independent valuation firm. While the board of directors will review our net asset value per share in connection with any offering, it will not always have the benefit of input from the independent valuation firm when it does so. The fair value of various individual investments in our portfolio and/or the aggregate fair value of our investments may change significantly over time. If the fair value of our investment portfolio at December 31, 2021 is less than the fair value was at the time of an offering during 2021, then we may record an unrealized loss on our investment portfolio and may report a lower net asset value per share than was reflected in the Selected Consolidated Financial Data and the financial statements included in the prospectus supplement of that offering. If the fair value of our investment portfolio at December 31, 2021 is greater than the fair value at the time of an offering during 2021, we may record an unrealized gain on our investment portfolio and may report a greater net asset value per share than so reflected in the prospectus supplement of that offering. Upon publication of this information in connection with our announcement of operating results for our fiscal year ended December 31, 2021, the market price of our common stock may fluctuate materially, and may be substantially less than the price per share you pay for our common stock in an offering.

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

As of March 1, 2022, we had 24,437,400 shares of common stock outstanding. Sales of substantial amounts of our common stock, or the availability of shares for sale, could adversely affect the prevailing market price of our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading on June 21, 2011 on the NASDAQ Global Market under the symbol “FDUS.” Effective January 3, 2012, our common stock was included in the NASDAQ Global Select Market. The last reported price for our common stock on March 1, 2022 was $18.49 per share. As of March 1, 2022, we had 20 stockholders of record.

We intend to continue to pay quarterly distributions to our stockholders. Our distributions may include returns of paid-in capital, as well as declared dividends from earnings and profits. Our quarterly distributions, if any, are determined by our board of directors. We have elected, and intend to qualify annually, to be treated as a RIC under Subchapter M of the Code. As long as we qualify for tax treatment as a RIC, we will not be taxed on our investment company taxable income or net capital gain, to the extent that such income or gain is distributed, or deemed to be distributed, to stockholders on a timely basis.

On February 15, 2022, our board of directors declared a regular quarterly dividend of $0.36 per share and a supplemental dividend of $0.17 per share payable on March 25, 2022 to holders of record as of March 11, 2022.

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

To maintain our tax treatment as a RIC, we must, among other things, distribute at least 90.0% of our net ordinary income and our net short-term capital gains in excess of our net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98.0% of our net ordinary income for the calendar year, (2) 98.2% of our capital gain net income for the calendar year and (3) any net ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax. We may retain for investment some or all of our net capital gain (i.e., net long-term capital gains in excess of net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, you will be treated as if you received an actual distribution of the capital gain we retain and then reinvested the net after-tax proceeds in our common stock. You also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gain deemed distributed to you. Please refer to “Business — Election to be Taxed as a RIC” for further information regarding the consequences of our retention of net capital gain. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Business — Regulation” and “Business — Election to be Taxed as a RIC.”

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

The tax character of distributions declared and paid in 2021 is described in Note 12 to our consolidated financial statements.

Stock Performance Graph

This graph compares the stockholder return on our common stock from December 31, 2016 to December 31, 2021 with that of the Russell 2000 Financial Services Index and the Standard & Poor’s 500 Total Return Stock Index. This graph assumes that on December 31, 2016, $100 was invested in our common stock, the Russell 2000 Financial Services Index, and the Standard & Poor’s 500 Total Return Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Outstanding Securities

The following table shows our outstanding classes of securities as of December 31, 2021:

(a) Title of Class	(b) Amount Authorized		(c) Amount Held by us or for Our Account	d) Amount Outstanding Exclusive of Amounts Shown Under (c)
Common Stock	100,000,000		—	24,437,400
SBA Debentures	$325.0 million	(1)	—	$107.0 million
Credit Facility	$100.0 million		—	$—
Notes	$250.0 million		—	$250.0 million
(1)
For more information regarding our limitations as to SBA debenture issuances, see “Regulation — Small Business Administration Regulations.”

Fees and Expenses

The following table is intended to assist you in understanding the costs and expenses that an investor in an offering will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever there is a reference to fees or expenses paid by “you,” “us,” “the Company” or “Fidus,” or that “we” will pay fees or expenses, stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	-	(1)
Offering Expenses born by us (as a percentage of offering price)	-	(2)
Dividend reinvestment plan expenses	-	(3)
Total stockholder transaction expenses paid by us (as a percentage of offering price)	-	(4)
Annual expenses (as a percentage of net assets attributable to common stock) (5):
Base management fee	2.94%	(6)
Incentive fees payable under Investment Advisory Agreement	3.75%	(7)
Interest payments on borrowed funds	3.50%	(8)
Other expenses	1.14%	(9)
Total annual expenses, before base management fee waiver	11.33%	(10)
Base management fee waiver	(0.04%)	(11)
Total annual expenses, net of base management fee waiver	11.29%	(12)

(1)	In the event that securities are sold to or through underwriters, a corresponding prospectus supplement will disclose the applicable sales load.
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
(5)

Net assets attributable to common stock equals average net assets, which is calculated as the average of the net assets balances as of each quarter end during the year ended December 31, 2021 and the prior year end.

(6)

Our base management fee is 1.75% of the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts). This item represents actual base management fees incurred for the year ended December 31, 2021. We may from time to time decide it is appropriate to change the terms of the Investment Advisory Agreement. Under the 1940 Act, any material change to our Investment Advisory Agreement must be submitted to stockholders for approval. The 2.94% reflected in the table is calculated on our net assets (rather than our total assets). See “Management and Other Agreements—Investment Advisory Agreement.”

(7)

This item represents actual fees incurred on pre-incentive fee net investment income (income incentive fee) and actual fees payable for the capital gains incentive fee for the year ended December 31, 2021. The capital gains incentive fee payable as of December 31, 2021 is $6.1 million. For the year ended December 31, 2021, we accrued capital gains incentive fees (reversal) of $18.2 million in accordance with U.S. GAAP, which equals 4.16% of average net assets attributable to common stock; such amount has not been included in the estimated expenses figure reflected in the table above.

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

See “Management and Other Agreements—Investment Advisory Agreement.”

(8)

As of December 31, 2021, we had outstanding SBA debentures of $107.0 million; we had $250.0 million outstanding of our Notes; we had no outstanding borrowings under our senior secured revolving credit agreement with certain lenders party thereto and ING Capital, LLC, as administrative agent (the “Credit Facility”), which has a total commitment of $100.0 million. Interest payments on borrowed funds is based on estimated annual interest and fee expenses on outstanding SBA debentures, Notes and borrowings under the Credit Facility as of December 31, 2021 with a weighted average stated interest rate of 3.724% as of that date. We also pay a commitment fee between 0.5% and 3.0% per annum based the unutilized commitment under our Credit Facility. We have estimated the annual interest expense on borrowed funds and caution you that our actual interest expense will depend on prevailing interest rates and our rate of borrowing, which may be substantially higher than the estimate provided in this table.

(9)

Other expenses represent our estimated annual operating expenses, as a percentage of net assets attributable to common shares estimated for the current year, including professional fees, directors’ fees, insurance costs, expenses of our dividend reinvestment plan and payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by our administrator. See “Management and Other Agreements—Administration Agreement.” Other expenses exclude interest payments on borrowed funds, income tax (provision) benefit from realized gains on investments, and for issuances of debt securities or preferred stock, interest payments on debt securities and distributions with respect to preferred stock. “Other expenses” are based on actual other expenses for the year ended December 31, 2021.

(10)

“Total annual expenses, before base management fee waiver” as a percentage of consolidated net assets attributable to common stock are higher than the total annual expenses percentage would be for a company that is not leveraged. We borrow money to leverage our net assets and increase our total assets.

(11)

The Board of Directors accepted a voluntary, non-contractual, and unconditional waiver from the Investment Advisor to exclude any investments recorded as secured borrowings as defined under GAAP from the base management fee payable as of December 31, 2021. The base management fee waived as of December 31, 2021 is $0.2 million.

(12)

The SEC requires that the “total annual expenses, net of base management fee waiver” percentage be calculated as a percentage of net assets (defined as total assets less total liabilities), rather than the total assets, including assets that have been purchased with borrowed amounts. If the “total annual expenses, net of base management fee waiver” percentage were calculated instead as a percentage of average consolidated total assets, our “total annual expenses, net of base management fee waiver” would be 5.90% of average consolidated total assets.

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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return	$ 109	$ 308	$ 482	$ 831

You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return resulting entirely from net realized capital gains (all of which is subject to our incentive fee on capital gains)

	$ 118	$ 330	$ 512	$ 862

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

Recent Sales of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended December 31, 2021.

Issuer Purchases of Equity Securities

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On November 1, 2021, the Board extended the Stock Repurchase Program through December 31, 2022, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified, or discontinued at any time. During the year ended December 31, 2020, we repurchased 25,719 shares of common stock on the open market for $0.3 million. We did not make any repurchases of common stock during the years ended December 31, 2021 and 2019. Refer to Note 9 to our consolidated financial statements for additional information concerning stock repurchases.

Item 6. Selected Consolidated Financial Data

Reserved.

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

COVID-19 Update

On March 11, 2020, the World Health Organization declared the novel coronavirus, or COVID-19, as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. We have been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic, including the Delta and Omicron variants, and its impact on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence and underwriting processes, and financial markets. Given the fluidity of the pandemic, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments. We believe our portfolio companies have taken, and continue to take, immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related orders imposed by state and local governments, including developing liquidity plans supported by internal cash reserves, and shareholder support. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns and cancellations of events, restrictions on travel, significant reduction in demand for certain goods and services, reductions in business activity and financial transactions, supply chain disruptions, labor difficulties and shortages, commodity inflation and elements of economic and financial market instability in the United States and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

Revenues

We generate revenue in the form of interest and fee income on debt investments and dividends, if any, on equity investments. Our debt investments, whether in the form of second lien, subordinated or first lien loans, typically have terms of five to seven years and most bear interest at fixed or variable rates. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity dates, which may include prepayment penalties. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity may reflect the proceeds of sales of securities. In some cases, our investments provide for deferred interest payments or PIK interest. The principal amount of debt investments and any accrued but unpaid interest generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment, or structuring fees and fees for providing managerial assistance. Debt investment origination fees, OID and market discount or premium, if any, are capitalized, and we accrete or amortize such amounts into interest income. We record prepayment penalties on debt investments as fee income when earned. Interest and dividend income is recorded on the accrual basis to the extent that we expect to collect such amounts. Interest is accrued daily based on the outstanding principal amount and the contractual terms of the debt investment. Dividend income is recorded as dividends are declared or at the point an obligation exists for the portfolio company to make a distribution, and is generally recognized when received. Distributions of earnings from portfolio companies are evaluated to determine if the distribution is a distribution of earnings or a return of capital. Distributions of earnings are included in dividend income while a return of capital is recorded as a reduction in the cost basis of the investment. Estimates are adjusted as necessary after the relevant tax forms are received from the portfolio company. Debt investments or preferred equity investments (for which we are accruing PIK dividends) are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Interest and dividend payments received on non-accrual investments may be recognized as interest or dividend income or may be applied to the investment principal balance based on management’s judgment. Non-accrual investments are restored to accrual status when past due principal, interest or dividends are paid and, in management’s judgment, payments are likely to remain current. See “Critical Accounting Policies and Use of Estimates – Revenue Recognition.”

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

Expenses

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

Portfolio Composition, Investment Activity and Yield

During the years ended December 31, 2021 and 2020, we invested $346.6 million and $190.0 million, respectively, in debt and equity investments, including 19 and 12 new portfolio companies, respectively. During the years ended December 31, 2021 and 2020, we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $472.8 million and $210.8 million, respectively, including exits of eleven and seven portfolio companies, respectively. The following table summarizes investment purchases and sales and repayments of investments by type for the years ended December 31, 2021 and 2020 (dollars in millions).

	Purchases of Investments				Sales and Repayments of Investments
	2021		2020		2021		2020
First Lien Debt(1)	$244.6	70.6%	$109.9	57.8%	$75.1	15.9%	$32.3	15.3%
Second Lien Debt	72.2	20.9	54.9	29.0	250.8	53.0	74.5	35.4
Subordinated Debt	16.4	4.7	14.5	7.6	88.2	18.7	48.3	22.9
Equity	13.3	3.8	10.7	5.6	58.7	12.4	51.2	24.3
Warrants	0.1	—	—	—	—	—	4.5	2.1
Total	$346.6	100.0%	$190.0	100.0%	$472.8	100.0%	$210.8	100.0%

(1) For the years ended December 31, 2021 and 2020, includes unitranche securities, which account for 62.4% and 81.6% of purchases, respectively. For the years ended December 31, 2021 and 2020, includes unitranche securities, which account for 11.5% and 11.0% of repayments, respectively.

As of December 31, 2021, the fair value of our investment portfolio totaled $719.1 million and consisted of 70 active portfolio companies and eight portfolio companies that have sold their underlying operations. As of December 31, 2021, 32 portfolio companies’ debt investments bore interest at a variable rate, which represented $376.0 million, or 68.4%, of our debt investment portfolio on a fair value basis, and the remainder of our debt investment portfolio was comprised of fixed rate investments. Overall, the portfolio had net unrealized appreciation of $97.3 million as of December 31, 2021. As of December 31, 2021, our average active portfolio company investment at amortized cost was $8.8 million, which excludes investments in the eight portfolio companies that have sold their underlying operations.

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

The weighted average yield on debt investments as of December 31, 2021 and 2020 was 12.3% and 12.2%, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of December 31, 2021 and 2020, including the accretion of OID and debt investment origination fees, but excluding investments on non-accrual status, if any. The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments (dollars in millions):

	Fair Value				Cost
	December 31,		December 31,		December 31,		December 31,
	2021		2020		2021		2020
First Lien Debt(1)	$354.9	49.4%	$187.4	25.2%	$353.3	56.8%	$184.6	26.9%
Second Lien Debt	158.8	22.1	332.2	44.7	168.6	27.1	341.9	49.7
Subordinated Debt	36.1	5.0	107.9	14.5	36.0	5.8	107.3	15.6
Equity	166.1	23.1	112.8	15.2	60.6	9.8	50.0	7.3
Warrants	3.2	0.4	2.6	0.4	3.3	0.5	3.2	0.5
Total	$719.1	100.0%	$742.9	100.0%	$621.8	100.0%	$687.0	100.0%

(1) Includes unitranche investments, which account for 40.2% and 46.3% of our portfolio on a fair value and cost basis as of December 31, 2021, respectively. Includes unitranche investments, which account for 17.3% and 18.4% of our portfolio on a fair value and cost basis as of December 31, 2020, respectively.

All investments made by us as of December 31, 2021 and 2020 were made in portfolio companies headquartered in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	December 31,		December 31,		December 31,		December 31,
	2021		2020		2021		2020
Midwest	$157.2	21.9%	$225.7	30.4%	$89.9	14.5%	$189.6	27.6%
Southeast	220.0	30.6	153.3	20.6	197.4	31.7	130.0	18.9
Northeast	126.6	17.6	123.3	16.6	127.8	20.6	127.8	18.6
West	105.9	14.7	108.7	14.6	100.1	16.1	109.2	15.9
Southwest	109.4	15.2	131.9	17.8	106.6	17.1	130.4	19.0
Total	$719.1	100.0%	$742.9	100.0%	$621.8	100.0%	$687.0	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value			Cost
	December 31,	December 31,		December 31,	December 31,
	2021	2020		2021	2020
Information Technology Services	27.0%	12.8%		30.6%	13.2%
Business Services	13.3	12.3		14.3	13.0
Healthcare Products	11.2	9.0		3.6	4.8
Specialty Distribution	8.0	15.8		8.2	17.0
Aerospace & Defense Manufacturing	7.9	5.2		8.4	5.6
Component Manufacturing	4.1	7.4		4.0	6.9
Building Products Manufacturing	3.7	3.2		4.8	3.8
Healthcare Services	3.6	5.4		4.2	6.0
Promotional Products	3.1	3.3		4.1	3.7
Environmental Industries	3.0	2.4		3.5	2.7
Oil & Gas Services	2.9	2.8		0.5	0.4
Transportation Services	2.9	3.0		3.3	3.1
Consumer Products	2.6	5.1		3.0	5.5
Utilities: Services	1.9	2.5		1.8	2.7
Retail	1.6	3.6		1.8	4.4
Industrial Cleaning & Coatings	1.5	1.4		2.1	1.9
Utility Equipment Manufacturing	1.5	0.9		1.4	1.3
Vending Equipment Manufacturing	0.2	0.3		0.3	0.3
Restaurants	0.0 (1)	0.0	(1)	0.1	0.1
Oil & Gas Distribution	—	1.5		—	1.5
Specialty Chemicals	—	0.0	(1)	0.0 (1)	0.0 (1)
Packaging	—	2.1		—	2.1
Total	100.0%	100.0%		100.0%	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of December 31, 2021 and 2020 (dollars in millions):

	Fair Value				Cost
	December 31,		December 31,		December 31,		December 31,
Investment Rating	2021		2020		2021		2020
1	$119.8	16.7%	$109.3	14.7%	$19.1	3.1%	$38.7	5.6%
2	566.7	78.8	544.4	73.3	556.1	89.4	537.6	78.3
3	31.7	4.4	80.1	10.8	40.4	6.5	87.5	12.7
4	0.9	0.1	9.0	1.2	3.0	0.5	13.7	2.0
5	—	—	0.1	—	3.2	0.5	9.5	1.4
Total	$719.1	100.0%	$742.9	100.0%	$621.8	100.0%	$687.0	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of December 31, 2021 and 2020 was 1.9 and 2.0, respectively, on a fair value basis and 2.1 and 2.2, respectively, on a cost basis.

Non-Accrual

As of December 31, 2021 and December 31, 2020, we had debt investments in one portfolio company on non-accrual status (dollars in millions):

	December 31, 2021				December 31, 2020
	Fair				Fair
Portfolio Company	Value		Cost		Value		Cost
US GreenFiber, LLC	$—	(2)	$5.2	(2)	$—	(3)	$—	(3)
EBL, LLC (EbLens)	—	(1)	—	(1)	5.5	(2)	9.2	(2)
Total	$—		$5.2		$5.5		$9.2

(1) Portfolio company debt investment was not on non-accrual status at December 31, 2021.

(2) Portfolio company was on PIK-only non-accrual status at period end, meaning the Company ceased recognizing PIK interest income on the investment.

(3) Portfolio company debt investments were not on non-accrual status as of December 31, 2020.

Discussion and Analysis of Results of Operations

Comparison of fiscal years ended December 31, 2021, 2020, and 2019

Investment Income

Below is a summary of the changes in total investment income for the years ended December 31, 2021, 2020, and 2019, as well as a comparison of those periods year-over-year (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Years Ended December 31,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$ Change	% Change (1)	$ Change	% Change (1)
Interest income	$73.1	$73.5	$62.2	$(0.4)	(0.6%)	$11.3	18.2%
Payment-in-kind interest income	4.3	4.7	9.1	(0.4)	(7.9%)	(4.4)	(48.8%)
Dividend income	2.6	2.4	1.4	0.2	6.8%	1.0	73.2%
Fee income	10.4	4.5	4.3	5.9	132.2%	0.2	3.9%
Interest on idle funds	-	-	0.1	-	NM	(0.1)	(89.2%)
Total investment income	$90.4	$85.1	$77.1	$5.3	6.3%	$8.0	10.4%

(1) NM = Not meaningful

For the year ended December 31, 2021, total investment income was $90.4 million, an increase of $5.3 million or 6.3%, from the $85.1 million of total investment income for the year ended December 31, 2020. As reflected in the table above, the increase is primarily attributable to the following:

•
$5.9 million increase in fee income resulting from an increase in origination, management, and prepayment fee income during 2021 as compared to 2020.
•
$0.2 million increase in dividend income, during 2021 as compared to 2020, due to increased levels of distributions received from equity investments.

•
$0.8 million decrease in total interest income (which includes a $0.4 million decrease in payment-in-kind interest income) resulting from a decrease in average debt investment balances outstanding, partially offset by a higher weighted average yield on debt investment balances outstanding, during 2021 as compared to 2020.

For the year ended December 31, 2020, total investment income was $85.1 million, an increase of $8.0 million or 10.4%, from the $77.1 million of total investment income for the year ended December 31, 2019. As reflected in the table above, the increase is primarily attributable to the following:

•
$6.9 million increase in total interest income (which includes a $4.4 million decrease in payment-in-kind interest income) resulting from higher weighted average debt yield and higher average debt investment balances outstanding, during 2020 as compared to 2019.
•
$1.0 million increase in dividend income, during 2020 as compared to 2019, due to increased levels of distributions received from equity investments.
•
$0.2 million increase in fee income resulting from an increase in debt amendment fee income partially offset by a decrease in origination and prepayment fees income during 2020 as compared to 2019.

Expenses

Below is a summary of the changes in total expenses, including income tax provision, for the years ended December 31, 2021, 2020, and 2019, as well as a comparison of those periods year-over-year (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Years Ended December 31,			2021 vs. 2020		2020 vs. 2019
	2021	2020	2019	$ Change	% Change (1)	$ Change	% Change (1)
Interest and financing expenses	$19.2	$19.7	$17.1	$(0.5)	(2.6%)	$2.6	15.3%
Base management fee	12.9	12.9	12.4	-	NM	0.5	4.3%
Incentive fee - income	10.3	9.0	7.4	1.3	14.7%	1.6	20.2%
Incentive fee - capital gains	18.2	(1.7)	3.3	19.9	(1180.5%)	(5.0)	(151.0%)
Administrative service expenses	1.7	1.7	1.6	-	NM	0.1	8.7%
Professional fees	1.3	2.1	1.5	(0.8)	(36.5%)	0.6	34.6%
Other general and administrative expenses	1.4	1.3	1.3	0.1	7.3%	-	NM
Total expenses before base management and income incentive fee waivers	65.0	45.0	44.6	20.0	44.3%	0.4	0.9%
Base management and income incentive fee waivers	(0.2)	(0.4)	-	0.2	(58.4%)	(0.4)	NM
Total expenses, net of base management and incentive fee waivers	64.8	44.6	44.6	20.2	45.3%	-	NM
Income tax provision	0.5	0.9	0.5	(0.4)	(41.0%)	0.4	72.4%
Total expenses, including income tax provision	$65.3	$45.5	$45.1	$19.8	43.7%	$0.4	0.7%

(1) NM = Not meaningful

For the year ended December 31, 2021, total expenses, including income tax provision, were $65.3 million, an increase of $19.8 million or 43.7%, from the $45.5 million of total expenses, including income tax provision, for the year ended December 31, 2020. As reflected in the table above, the increase is primarily attributable to the following:

•
$19.9 million increase in the capital gains incentive fee due to a $103.4 million increase in net gain on investments (net realized gains (losses) plus net change in unrealized appreciation (depreciation) on investments) during 2021, as compared to the same period in 2020.
•
$1.7 million net increase in the income incentive fee due to a $5.0 million increase in pre-incentive fee net investment income during 2021 and a one-time $0.4 income incentive fee waiver in 2020, as compared to the same period in 2020.
•
$0.5 million decrease in interest and financing expenses due to a decrease in average borrowings outstanding and a decrease in weighted average interest rate on borrowings during 2021 as compared to 2020.
•
$0.8 million decrease in professional fees due to decreased legal, audit and tax compliance costs during 2021 as compared to 2020.

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

•
$1.2 million net increase in the income incentive fee comprised of a $1.6 million increase in the income incentive fee due to a $4.4 million increase in pre-incentive fee net investment income during 2020 offset by a one-time $0.4 million income incentive fee waiver, as compared to the same period in 2019.
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

Net Investment Income

Net investment income was $25.1 million, $39.6 million, and $32.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Net investment income decreased by $14.5 million, or 36.6%, during fiscal 2021 as compared to fiscal 2020, as a result of the $19.8 million increase in total expenses, including the base management and income incentive fee waivers and income tax provision, partially offset by the $5.3 million increase in total investment income.

Net investment income increased by $7.6 million, or 24.0%, during fiscal 2020 as compared to fiscal 2019, as a result of the $8.0 million increase in total investment income compared to a $0.4 million increase in total expenses, including the income incentive fee waiver and income tax provision.

Net Gain (Loss) on Investments

For the year ended December 31, 2021, the total net realized gain/(loss) on investments, before income tax (provision)/benefit, was $55.8 million. Income tax (provision)/benefit from realized gains on investments was $(2.1) million for the year ended December 31, 2021. We realize a gain/(loss) on our equity investments primarily when we either sell our equity investment or the underlying portfolio company is sold. Significant realized gains (losses) for the year ended December 31, 2021 are summarized below (dollars in millions):

		Net Realized
Portfolio Company	Realization Event (1)	Gains (Losses)
Mesa Line Services, LLC	Sale of portfolio company	$20.4
Pool & Electrical Products, LLC	Sale of portfolio company	9.1
Revenue Management Solutions, LLC	Exit of portfolio company	6.4
LNG Indy, LLC (dba Kinetrex Energy)	Exit of portfolio company	4.6
Worldwide Express Operations, LLC	Sale of portfolio company	3.0
BCM One Group Holdings, Inc.	Sale of portfolio company	2.5
Wheel Pros, Inc.	Exit of portfolio company	2.0
Alzheimer's Research and Treatment Center, LLC	Exit of portfolio company	1.8
Allied 100 Group, Inc.	Exit of portfolio company	1.8
Software Technology, LLC	Exit of portfolio company	1.4
Specialized Elevator Services Holdings, LLC	Exit of portfolio company	1.3
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	Sale of portfolio company	1.0
Rohrer Corporation	Exit of portfolio company	0.9
B&B Roadway and Security Solutions, LLC	Sale of portfolio company	0.2
Fiber Materials, Inc.	Exit of portfolio company	0.1
New Era Technology, Inc.	Exit of portfolio company	0.1
Pugh Lubricants, LLC	Sale of portfolio company	0.1
Hilco Plastics Holdings, LLC (dba Hilco Technologies)	Exit of portfolio company	(0.9)
Net realized gain (loss) on investments		55.8
Income tax provision from realized gains on investments		(2.1)
Net realized gain (loss), net of income tax provision, on investments		$53.7

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

For the year ended December 31, 2020, the total net realized gain/(loss) on investments, before income tax (provision)/benefit was $(1.0) million. Income tax (provision)/benefit from realized gains on investments was $(0.6) million for the year ended December 31,

2020. We realize a gain/(loss) on our equity investments primarily when we either sell our equity investment or the underlying portfolio company is sold. For the year ended December 31, 2020, we sold 50% of our equity investments in 20 portfolio companies and realized a net gain of approximately $20.3 million as further summarized below. Significant realized gains (losses) for the year ended December 31, 2020 are summarized below (dollars in millions):

		Net Realized
Portfolio Company	Realization Event (1)	Gains (Losses)
Pfanstiehl, Inc.	Sold 50% of equity investment	$12.8
Fiber Materials, Inc.	Sale of portfolio company	9.7
Microbiology Research Associates, Inc.	Exit of portfolio company	1.7
Medsurant Holdings, LLC	Sold 50% of equity investment	1.7
Revenue Management Solutions, LLC	Sold 50% of equity investment	1.5
Worldwide Express Operations, LLC	Sold 50% of equity investment	1.1
Gurobi Optimization, LLC	Sold 50% of equity investment	1.0
ControlScan, Inc.	Exit of portfolio company	1.0
Pugh Lubricants, LLC	Exit of portfolio company	0.9
Hub Acquisition Sub, LLC (dba Hub Pen)	Sold 50% of equity investment	0.6
Global Plasma Solutions, Inc.	Sale of equity investment	0.5
Midwest Transit Equipment, Inc.	Sold 50% of equity investment	0.5
Pinnergy, Ltd.	Sale of equity investment	0.3
Alzheimer's Research and Treatment Center, LLC	Sold 50% of equity investment	0.3
Hoonuit, LLC	Exit of portfolio company	0.2
BCM One Group Holdings, Inc.	Sold 50% of equity investment	0.2
Software Technology, LLC	Sold 50% of equity investment	0.2
LNG Indy, LLC (dba Kinetrex Energy)	Sold 50% of equity investment	0.2
New Era Technology, Inc.	Escrow distribution	0.1
Wheel Pros, Inc.	Sold 50% of equity investment	0.1
Apex Microtechnology, Inc.	Escrow distribution	0.1
Allied 100 Group, Inc.	Sold 50% of equity investment	0.1
Restaurant Finance Co, LLC	Escrow distribution	0.1
Vanguard Dealer Services, L.L.C.	Escrow distribution	0.1
Allredi, LLC (fka Marco Group International OpCo, LLC)	Sold 50% of equity investment	0.1
Other		0.1
Palisade Company, LLC	Sold 50% of equity investment	(0.1)
Frontline Food Services, LLC (f/k/a Accent Food Services, LLC)	Write-off of debt and equity investments	(36.1)
Net realized gain (loss) on investments		(1.0)
Income tax provision from realized gains on investments		(0.6)
Net realized gain (loss), net of income tax provision, on investments		$(1.6)

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

For the year ended December 31, 2019, the total net realized gain/(loss) on investments, before income tax (provision)/benefit was $(1.2) million. Income tax (provision)/benefit from realized gains on investments was $(0.1) million for the year ended December 31, 2019. We realize a gain/(loss) on our equity investments primarily when we either sell our equity investment or the underlying portfolio company is sold. Significant realized gains (losses) for the year ended December 31, 2019 are summarized below (dollars in millions):

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

During the years ended December 31, 2021, 2020, and 2019, we recorded a net change in unrealized appreciation (depreciation) on investments attributable to the following (dollars in millions):

	Year Ended December 31,
Unrealized Appreciation (Depreciation)	2021	2020	2019
Exit, sale or restructuring of investments	$(9.0)	$(0.8)	$7.4
Fair value adjustments to debt investments	(5.5)	(27.8)	(7.1)
Fair value adjustments to equity investments	56.0	22.0	17.9
Net change in unrealized appreciation (depreciation)	$41.5	$(6.6)	$18.2

Net Increase in Net Assets Resulting From Operations

Net increase in net assets resulting from operations was $116.1 million, $31.2 million, and $48.5 million for the years ended December 31, 2021, 2020, and 2019, respectively, as a result of the events described above.

Liquidity and Capital Resources

As of December 31, 2021, we had $169.4 million in cash and cash equivalents and our net assets totaled $487.8 million. We believe that our current cash and cash equivalents on hand, our Credit Facility, our continued access to SBA-guaranteed debentures, and our anticipated cash flows from investments will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of securities (including the “at-the-market” program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. This “Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Updates” section above.

Cash Flows

For the year ended December 31, 2021, we experienced a net increase in cash and cash equivalents in the amount of $45.1 million. During that period, we were provided $167.9 million of cash from operating activities, which included proceeds received from sales and repayments of investments of $472.8 million, which were partially offset by the funding of $346.7 million of investments. During the same period, we received proceeds from the issuances of SBA debentures of $23.5 million and proceeds from the issuance of our November 2026 Notes of $125.0 million; which were partially offset by repayments of Public Notes of $182.3 million, repayments of SBA debentures of $63.5 million, cash dividends paid to stockholders of $39.1 million, and the payment of deferred financing costs related to our debt financings of $4.0 million.

For the year ended December 31, 2020, we experienced a net increase in cash and cash equivalents in the amount of $109.3 million. During that period, we were provided $56.0 million of cash from operating activities, which included proceeds received from sales and repayments of investments of $210.8 million, which were partially offset by the funding of $190.0 million of investments. During the same period, we received proceeds from the issuances of SBA debentures of $6.0 million and proceeds from the issuance of our February 2026 Notes of $125.0 million; which were partially offset by repayments of SBA debentures of $16.5 million, net repayments of $25.0 million from borrowings under our Credit Facility, cash dividends paid to stockholders of $32.5 million, and the payment of deferred financing costs related to our debt financings of $3.4 million and repurchases of common stock under the Stock Repurchase Program (as defined below) of $0.3 million.

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

SBA Debentures

The Funds are licensed to operate as SBICs, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $175.0 million, whichever is less. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of December 31, 2021, Fund II and Fund III had $70.0 million and $37.0 million of outstanding SBA debentures, respectively. Subject to SBA regulatory requirements and approval, Fund III may access up to $138.0 million of additional SBA debentures under the SBIC debenture program. For more information on the SBA debentures, please refer to Note 6 to our consolidated financial statements.

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

We have made customary representations and warranties and we are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of December 31, 2021, we were in compliance with all covenants of the Credit Facility and there were no borrowings outstanding under the Credit Facility.

Notes

On February 2, 2018, we closed the public offering of approximately $43.5 million in aggregate principal amount of our 5.875% notes due 2023, or the “2023 Notes.” On February 22, 2018, the underwriters exercised their option to purchase an additional $6.5 million in aggregate principal of the 2023 Notes. The total net proceeds to us from the 2023 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of approximately $1.5 million and offering expenses of $0.4 million, were approximately $48.1 million. The 2023 Notes will mature on February 1, 2023 and bear interest at a rate of 5.875%. The 2023 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after February 1, 2020. On January 19, 2021, we redeemed $50.0 million in the aggregate principal amount on the issued and outstanding 2023 Notes, resulting in a realized loss on extinguishment of debt of approximately $0.8 million.

On February 8, 2019, we closed the public offering of approximately $60.0 million in aggregate principal amount of our 6.000% notes due 2024, or the “February 2024 Notes”. On February 19, 2019, the underwriters exercised their option to purchase an additional $9.0 million in aggregate principal of the February 2024 Notes. The total net proceeds to us from the February 2024 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of approximately $2.1 million and estimated offering expenses of $0.4 million, were approximately $66.5 million. The February 2024 Notes will mature on February 15, 2024 and bear interest at a rate of 6.000%. The February 2024 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after February 15, 2021. On February 16, 2021, the Company redeemed $50.0 million of the $69.0 million in aggregate principal amount on the February 2024 Notes, resulting in a realized loss on extinguishment of debt of approximately $1.1 million. On November 2, 2021, we fully redeemed the remaining $19.0 million in aggregate principal amount on the issued and outstanding February 2024 Notes, resulting in a realized loss on extinguishment of debt of approximately $0.3 million.

On October 16, 2019, we closed the public offering of approximately $55.0 million in aggregate principal amount of our 5.375% notes due 2024, or the “November 2024 Notes” (and collectively with the 2023 Notes and the February 2024 Notes, the “Public Notes”). On October 23, 2019, the underwriters exercised their option to purchase an additional $8.3 million in aggregate principal of the November 2024 Notes. The total net proceeds to us from the November 2024 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of approximately $1.9 million and estimated offering expenses of $0.3 million, were approximately $61.1 million. The November 2024 Notes will mature on November 1, 2024 and bear interest at a rate of 5.375%. The November 2024 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after November 1, 2021. On November 2, 2021, we fully redeemed the $63.3 million in aggregate principal amount on the issued and outstanding November 2024 Notes, resulting in a realized loss on extinguishment of debt of approximately $1.3 million.

On December 23, 2020, we closed the offering of approximately $125.0 million in aggregate principal amount of our 4.75% notes due 2026, or the “January 2026 Notes”. The total net proceeds to us from the January 2026 Notes after deducting underwriting discounts of $2.5 million and offering expenses of $0.4 million, were approximately $122.1 million. The January 2026 Notes will mature on January 31, 2026 and bear interest at a rate of 4.75%. The January 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed more than three months prior to maturity or at par thereafter. Interest on the January 2026 Notes is payable on January 31 and July 31 of each year. We do not intend to list the January 2026 Notes on any securities exchange or automated dealer quotation system. As of December 31, 2021, the outstanding principal balance of the February 2026 Notes was approximately $125.0 million.

On October 8, 2021, we closed the offering of approximately $125.0 million in aggregate principal amount of our 3.50% notes due 2026, or the “November 2026 Notes” (collectively with the Public Notes and the January 2026 Notes, the “Notes”). The total net proceeds to us from the November 2026 Notes, based on a public offering price of 99.996% of par, after deducting underwriting discounts of $2.5 million and offering expenses of $0.3 million, were approximately $122.2 million. The November 2026 Notes will mature on November 15, 2026 and bear interest at a rate of 3.50%. The November 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed more than three months prior to maturity or at par thereafter. Interest on the November 2026 Notes is payable on May 15 and November 15 of each year, beginning May 15, 2022. We do not intend to list the November 2026 Notes on any securities exchange or automated dealer quotation system. As of December 31, 2021, the outstanding principal balance of the November 2026 Notes was approximately $125.0 million.

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

Secured Borrowing

As of December 31, 2021, the carrying value of secured borrowings totaled $17.6 million and the fair value of the associated loans included in investments was $17.5 million. As of December 31, 2020, there were no secured borrowings outstanding. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets that did not meet the definition of a “participating interest.” As a result, sale treatment was not permitted and these partial loan sales were treated as secured borrowings. The weighted average interest rate on our secured borrowings was approximately 4.392% as of December 31, 2021.

As of December 31, 2021, the weighted average stated interest rates for our SBA debentures and the Notes were 2.676% and 4.125%, respectively. As of December 31, 2021, we had $100.0 million of unutilized commitment under our Credit Facility and we were subject to a 1.375% fee on such amount. As of December 31, 2021, the weighted average stated interest rate on total debt outstanding was 3.724%.

As a BDC, we are generally required to meet an asset coverage ratio of at least 150.0% (defined as the ratio which the value of our consolidated total assets, less all consolidated liabilities and indebtedness not represented by senior securities, bears to the aggregate amount of senior securities representing indebtedness), which includes borrowings and any preferred stock we may issue in the future. This requirement limits the amount that we may borrow. On April 29, 2019, our Board, including a majority of the non-interested directors, approved a minimum asset coverage ratio of 150% under Sections 18(a)(1) and 18(a)(2) of the 1940 Act. As a result, we are subject to the 150% asset coverage ratio effective as of April 29, 2020. We have received exemptive relief from the U.S. Securities and Exchange Commission (“SEC”) to allow us to exclude the senior securities issued by the Funds from the definition of senior securities in the 150% asset coverage requirement applicable to the Company under the 1940 Act, which, in turn, will enable us to fund more investments with debt capital.

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

Stock Repurchase Program

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On November 1, 2021, the Board extended the Stock Repurchase Program through December 31, 2022, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and we cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. During the year ended December 31, 2020, the Company repurchased 25,719 shares, of common stock on the open market for $0.3 million. The Company did not make any repurchases of common stock during the years ended December 31, 2021 and 2019. Refer to Note 8 to our consolidated financial statements for additional information concerning stock repurchases.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make certain estimates and assumptions affecting amounts reported in the financial statements. We have identified investment valuation, revenue recognition, and transfers of financial assets as our most critical accounting policies and estimates. We continuously evaluate our policies and estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies follows.

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

•

The Board consulted with the independent third-party valuation firm(s) in arriving at our determination of fair value for 17 and 12 of our portfolio company investments representing 21.8% and 25.8% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended December 31, 2021 and 2020, respectively) as of December 31, 2021 and 2020, respectively;

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

Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and under the Credit Facility (as described in Note 6). Many of these agreements (including the credit agreement relating to the Credit Facility) include an alternative successor rate or language for choosing an alternative successor rate when LIBOR reference is no longer considered to be appropriate. With respect to other agreements, the Company intends to work with its portfolio companies to modify agreements to choose an alternative successor rate. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2021.

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

SEC Rule 1-02(w)(2) Update

In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules adopt a new definition of “significant subsidiary” applicable only to investment companies that (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary” in Rule 1-02(w) of Regulation S-X. The new Rule 1-02(w)(2) of Regulation S-X is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules became effective on January 1, 2021, however, the Company elected to early adopt this rule change as of December 31, 2020. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

SEC Regulation S-K Update

In November 2020, the SEC issued a final rule that modernized and simplifies Management's Discussion and Analysis of Financial Condition and Results of Operations and certain financial disclosure requirements in Regulation S-K (the “Amendments”). Specifically, the Amendments: (i) eliminate Item 301 of Regulation S-K (Selected Financial Data); (ii) simplify Item 302 of Regulation S-K (Supplementary Financial Information); and (iii) amend certain aspects of Item 303 of Regulation S-K (Management's Discussion and Analysis of Financial Condition and Results of Operations). The Amendments became effective on February 10, 2021 and compliance will be required for the registrant’s fiscal year ending on or after August 9, 2021. Early adoption of the Amendments is permitted on an item-by-item basis after the effective date; however, a registrant must fully comply with each adopted item in its entirety. The Company adopted the Amendments on the effective date which did not have a material impact on the Company’s Consolidated Financial Statements.

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

•

The Investment Advisor, in consultation with the Board, agreed to voluntarily waive $0.4 of the income incentive fee for the year ended December 31, 2020. There was no income incentive fee waiver for the year ended December 31, 2021.

•

The Investment Advisor, in consultation with the Board, agreed to voluntarily waive $0.2 million of the base management fees on any assets accounted for as secured borrowings as defined under GAAP for the year ended December 31, 2021, respectively. There were no secured borrowings included in total assets for the year ended December 31, 2020.

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

Recent Developments

On January 7, 2022, we issued an additional $1.5 million in SBA debentures.

On February 1, 2022, we invested $10.8 million in first lien debt and common equity of a leading provider of alternative out-of-home advertising across the C-store & gas station, retail, truckside & transit markets, among others.

On February 8, 2022, we exited our debt investments in Mirage Trailers LLC. We received payment in full of $6.7 million on our second lien debt.

On February 15, 2022, we issued an additional $19.5 million in SBA debentures.

On February 15, 2022, our Board declared a regular quarterly dividend of $0.36 per share and a supplemental dividend of $0.17 per share payable March 25, 2022, to stockholders of record as of March 11, 2022.

On February 17, 2022, we invested $22.4 million in first lien debt and common equity of Micronics Filtration Holdings, Inc. (dba Micronics Engineered Filtration Group, Inc.), a global provider of aftermarket and OEM filtration equipment and consumables for use in mining, chemical, wastewater and various other industrial end markets.

On February 18, 2022, we received a distribution on our equity investment in Frontline Food Services, LLC (f/k/a Accent Food Services, LLC), resulting in a realized gain of approximately $0.2 million.

On February 25, 2022, we issued an additional $10.5 million in SBA debentures.

On February 28, 2022, we repaid $20.0 million of SBA debentures with a weighted average interest rate of 2.819% which would have matured on dates ranging from March 2025 to March 2028.

On March 1, 2022, we invested $15.0 million in second lien debt of Quest Software US Holdings, Inc., a global cybersecurity, data intelligence, and IT operations management software provider.

On March 1, 2022, we received a distribution on our equity investment in SpendMend LLC, resulting in a realized gain of approximately $6.1 million.

On March 2, 2022, we invested $14.4 million in subordinated debt, preferred equity and common equity of CIH Intermediate, LLC, a technology-based risk management firm that provides education and customized price risk management services to businesses affected by volatility in the agriculture markets.

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

In the future, our investment income may also be affected by changes in various interest rates, including the decommissioning of LIBOR and changes in alternate rates and prime rates, to the extent of any debt investments that include floating interest rates. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. More recently, the Federal Reserve has indicated that it would likely raise interest rates in March 2022 in response to an increase in inflation. See Item 1A. “Risk Factors – Changes in interest rates will affect our cost of capital and net investment income”, “Risk Factors – Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies”, and “Risk Factors – Changes relating to the discontinuation LIBOR may adversely affect the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

As of December 31, 2021 and 2020, 32 and 22 portfolio company’s debt investments, respectively, bore interest at a variable rate, which represented $376.0 million and $230.9 million of our portfolio on a fair value basis, respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Our pooled SBA debentures and our Notes bear interest at fixed rates. Our Credit Facility bears interest, at our election, at a rate per annum equal to (a) 3.00% (or 2.75% if certain conditions are satisfied, including if (x) no equity interests are included in the borrowing base, (y) the contribution to the borrowing base of eligible portfolio investments that are performing first lien bank loans is greater than or equal to 35%, and (z) the contribution to the borrowing base of eligible portfolio investments that are performing first lien bank loans, performing last out loans, or performing second lien loans is greater than or equal to 60%) plus the one, two, three or six month LIBOR rate, as applicable, or (b) 2.00% (or 1.75% if the above conditions are satisfied) plus the highest of (A) a prime rate, (B) the Federal Funds rate plus 0.5%, (C) three month LIBOR plus 1.0%, and (D) zero.

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

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of December 31, 2021 (dollars in millions):

	Interest Income	Interest Expense
	Increase	Increase	Net Increase	Net Investment
Basis Point Increase (Decrease)	(Decrease) (1) (2)	(Decrease)	(Decrease)	Income (3)
(200)	$—	$—	$—	$—
(150)	—	—	—	—
(100)	—	—	—	—
(50)	—	—	—	—
50	0.4	0.1	0.3	0.2
100	1.6	0.2	1.4	1.1
150	3.2	0.2	3.0	2.4
200	5.0	0.3	4.7	3.8
250	6.9	0.4	6.5	5.2
300	8.8	0.5	8.3	6.6

(1)	Certain of our variable rate debt investments have a LIBOR or PRIME interest rate floor, which lessens the impact of decreases in interest rates.
(2)	Interest income calculated assuming three-month LIBOR rate and the PRIME rate as of December 31, 2021.
(3)	Includes the impact of income incentive fee at 20.0% on net increase (decrease) in net interest.
(4)	As of December 31, 2021, we did not have any borrowings outstanding under our Credit Facility.

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of

Fidus Investment Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Fidus Investment Corporation and Subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes, which include the senior securities table, to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2021 and 2020, by correspondence with the custodians, portfolio companies or agents or by other appropriate procedures where replies from custodians, portfolio companies or agents were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of level 3 investments

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company measures substantially all of its investments at fair value using unobservable inputs and assumptions as there is no readily available market value. Due to the use of unobservable inputs in determining fair value, these investments are classified as level 3 within the fair value hierarchy and total $719,124 thousand as of December 31, 2021.

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

Our audit procedures related to the Company’s valuation of level 3 investments included the following, among others:

•
We obtained an understanding of the relevant controls related to the Company’s process to determine fair value of its level 3 investments, including controls over the Company’s methods and selection of significant unobservable inputs and tested a control over key financial inputs used in the valuation for operating effectiveness.

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

Transfers of Financial Assets

As discussed in Notes 2 and 6 to the consolidated financial statements, secured borrowings were $17,637 thousand as of December 31, 2021 and the Company evaluates the accounting principles when determining if there has been a sale or disposition of a portfolio investment.

We identified the transfer of financial assets as a critical audit matter as management’s assessment of the accounting principles that determine if a financial transfer occurred is complex and requires that management make significant judgments, including determining (1) if assets are legally isolated from the Company, (2) if there is continuing involvement of the Company and (3) if third party constraints provide a more than trivial benefit to the Company. Auditing management’s determination of whether the transfer should be accounted for as a sale or secured borrowing involved a high degree of auditor judgment and increased audit effort as changes in management’s judgments could change the conclusion reached.

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

/s/ RSM US LLP

We have served as the Company's auditor since 2007.

Chicago, Illinois

March 3, 2022

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	December 31,	December 31,
	2021	2020
ASSETS
Investments, at fair value:
Control investments (cost: $6,833 and $32,969, respectively)	$2,151	$28,253
Affiliate investments (cost: $55,519 and $31,836, respectively)	137,284	81,394
Non-control/non-affiliate investments (cost: $559,434 and $622,222, respectively)	579,689	633,222
Total investments, at fair value (cost: $621,786 and $687,027, respectively)	719,124	742,869
Cash and cash equivalents	169,417	124,308
Interest receivable	8,231	7,548
Prepaid expenses and other assets	413	1,015
Total assets	$897,185	$875,740
LIABILITIES
SBA debentures, net of deferred financing costs (Note 6)	$103,978	$144,004
Notes, net of deferred financing costs (Note 6)	245,016	300,294
Borrowings under Credit Facility, net of deferred financing costs (Note 6)	(595)	(1,048)
Secured Borrowings	17,637	-
Accrued interest and fees payable	4,668	3,500
Base management fee payable, net of base management fee waiver – due to affiliate	3,135	3,244
Income incentive fee payable – due to affiliate	2,622	2,610
Capital gains incentive fee payable – due to affiliate	29,227	11,031
Administration fee payable and other – due to affiliate	668	576
Taxes (receivable) payable	2,410	275
Accounts payable and other liabilities	655	494
Total liabilities	$409,421	$464,980
Commitments and contingencies (Note 7)
NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 24,437,400 and 24,437,400 shares
issued and outstanding at December 31, 2021 and December 31, 2020, respectively)	$24	$24
Additional paid-in capital	361,807	363,982
Total distributable earnings	125,933	46,754
Total net assets	487,764	410,760
Total liabilities and net assets	$897,185	$875,740
Net asset value per common share	$19.96	$16.81

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations

(in thousands, except shares and per share data)

	Years Ended December 31,
	2021	2020	2019
Investment Income:
Interest income
Control investments	$3,735	$1,889	$848
Affiliate investments	2,695	3,511	5,257
Non-control/non-affiliate investments	66,648	68,095	56,070
Total interest income	73,078	73,495	62,175
Payment-in-kind interest income
Control investments	2,117	1,748	2,122
Affiliate investments	368	287	388
Non-control/non-affiliate investments	1,809	2,625	6,590
Total payment-in-kind interest income	4,294	4,660	9,100
Dividend income
Control investments	568	—	—
Affiliate investments	1,172	837	1,454
Non-control/non-affiliate investments	895	1,630	(30)
Total dividend income	2,635	2,467	1,424
Fee income
Control investments	1,872	—	349
Affiliate investments	385	120	49
Non-control/non-affiliate investments	8,174	4,372	3,926
Total fee income	10,431	4,492	4,324
Interest on idle funds	8	9	83
Total investment income	90,446	85,123	77,106
Expenses:
Interest and financing expenses	19,164	19,678	17,072
Base management fee	12,874	12,932	12,399
Incentive fee - income	10,266	8,952	7,445
Incentive fee (reversal) - capital gains	18,196	(1,684)	3,299
Administrative service expenses	1,719	1,720	1,583
Professional fees	1,327	2,090	1,553
Other general and administrative expenses	1,447	1,348	1,286
Total expenses before base management and income incentive fee waivers	64,993	45,036	44,637
Base management and income incentive fee waivers	(176)	(423)	-
Total expenses, net of base management and incentive fee waivers	64,817	44,613	44,637
Net investment income before income taxes	25,629	40,510	32,469
Income tax provision (benefit)	509	862	500
Net investment income	25,120	39,648	31,969
Net realized and unrealized gains (losses) on investments:
Net realized gains (losses):
Control investments	20,521	—	(1,268)
Affiliate investments	124	24,655	(64)
Non-control/non-affiliate investments	35,163	(25,623)	161
Total net realized gain (loss) on investments	55,808	(968)	(1,171)
Income tax (provision) benefit from realized gains on investments	(2,057)	(577)	(121)
Net change in unrealized appreciation (depreciation):
Control investments	34	1,182	(2,021)
Affiliate investments	32,207	(15,669)	13,100
Non-control/non-affiliate investments	9,255	7,909	7,109
Total net change in unrealized appreciation (depreciation) on investments	41,496	(6,578)	18,188
Net gain (loss) on investments	95,247	(8,123)	16,896
Realized losses on extinguishment of debt	(4,263)	(299)	(399)
Net increase (decrease) in net assets resulting from operations	$116,104	$31,226	$48,466
Per common share data:
Net investment income per share-basic and diluted	$1.03	$1.62	$1.31
Net increase in net assets resulting from operations per share — basic and diluted	$4.75	$1.28	$1.98
Dividends declared per share	$1.60	$1.33	$1.60
Weighted average number of shares outstanding — basic and diluted	24,437,400	24,442,431	24,463,119

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets

(in thousands, except shares)

	Common Stock			Additional	Total
	Number of	Par		paid-in	distributable	Total net
	shares	value		capital	earnings	assets
Balances at December 31, 2018	24,463,119	$24		$366,688	$36,273	$402,985
Net investment income	—	—		—	31,969	31,969
Net realized gain (loss) on investments, net of taxes	—	—		—	(788)	(788)
Net unrealized appreciation (depreciation) on investments	—	—		—	17,684	17,684
Realized losses on extinguishment of debt	—	—		—	(399)	(399)
Dividends declared	—	—		—	(39,141)	(39,141)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—		(627)	627	—
Balances at December 31, 2019	24,463,119	$24		$366,061	$46,225	$412,310
Repurchases of common stock under Stock Repurchase Program (Note 8)	(25,719)	(0)	*	(268)	—	(268)
Net investment income	—	—		—	39,648	39,648
Net realized gain (loss) on investments, net of taxes	—	—		—	(1,545)	(1,545)
Net unrealized appreciation (depreciation) on investments	—	—		—	(6,578)	(6,578)
Realized losses on extinguishment of debt	—	—		—	(299)	(299)
Dividends declared	—	—		—	(32,508)	(32,508)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—		(1,811)	1,811	—
Balances at December 31, 2020	24,437,400	$24		$363,982	$46,754	$410,760
Net investment income	—	—		—	25,120	25,120
Net realized gain (loss) on investments, net of taxes	—	—		—	53,751	53,751
Net unrealized appreciation (depreciation) on investments	—	—		—	41,496	41,496
Realized losses on extinguishment of debt					(4,263)	(4,263)
Dividends declared	—	—		—	(39,100)	(39,100)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—		(2,175)	2,175	—
Balances at December 31, 2021	24,437,400	$24		$361,807	$125,933	$487,764
*amount is greater than zero but less than one

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$116,104	$31,226		$48,466
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(41,496)	6,578		(18,188)
Net realized (gain) loss on investments	(55,808)	968		1,171
Interest and dividend income paid-in-kind	(4,399)	(4,660)		(9,100)
Accretion of original issue discount	(755)	(297)		(72)
Accretion of loan origination fees	(2,512)	(1,344)		(1,023)
Purchase of investments	(346,737)	(189,996)		(219,173)
Proceeds from sales and repayments of investments	472,782	210,774		120,600
Proceeds from loan origination fees	2,670	2,027		1,848
Realized losses on extinguishment of debt	4,263	299		399
Amortization of deferred financing costs	2,215	2,271		1,852
Changes in operating assets and liabilities:
Interest receivable	(683)	(1,217)		1,197
Prepaid expenses and other assets	602	130		156
Accrued interest and fees payable	1,168	(5)		692
Base management fee payable, net of base management fee waiver – due to affiliate	(109)	(90)		407
Income incentive fee payable – due to affiliate	12	1,113		(1,288)
Capital gains incentive fee (reversal) – due to (from) affiliate	18,196	(1,684)		3,300
Administration fee payable and other – due to affiliate	92	89		13
Taxes payable	2,135	(272)		(256)
Accounts payable and other liabilities	161	52		271
Net cash provided by (used for) operating activities	167,901	55,962		(68,728)
Cash Flows from Financing Activities:
Proceeds received from SBA debentures	23,500	6,000		7,500
Repayments of SBA debentures	(63,500)	(16,500)		(41,000)
Proceeds received from issuance of Notes	125,000	125,000		132,250
Principal payments on Notes	(182,250)	—		—
Proceeds received from (repayments of) borrowings under Credit Facility, net	—	(25,000)		(11,500)
Proceeds received from (repayments of) Secured Borrowings, net	17,637	—		—
Payment of deferred financing costs	(4,079)	(3,390)		(6,384)
Dividends paid to stockholders, including expenses	(39,100)	(32,508)		(39,141)
Repurchases of common stock under Stock Repurchase Program	—	(268)		—
Net cash provided by (used for) financing activities	(122,792)	53,334		41,725
Net increase (decrease) in cash and cash equivalents	45,109	109,296		(27,003)
Cash and cash equivalents:
Beginning of period	124,308	15,012		42,015
End of period	$169,417	$124,308	$	$15,012
Supplemental disclosure of cash flow information:
Cash payments for interest	$15,781	$17,412		$14,527
Cash payments for taxes, net of tax refunds received	$431	$1,711		$877

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets

Control Investments (t)
Hilco Plastics Holdings, LLC (dba Hilco Technologies) (n)	Component Manufacturing
Common Equity (Units N/A)				4/6/2021			$—	$—	0%

Mesa Line Services, LLC (n)	Utilities: Services
Common Equity (10 shares) (j)				4/22/2021			—	2,151	0%

US GreenFiber, LLC (n)	Building Products Manufacturing
Second Lien Debt (j)(y)			10.00%/3.00%	7/3/2014	8/30/2024	$5,226	5,223	—
Common Equity (2,522 units) (h)(j)				7/3/2014			586	—
Common Equity (425,508 units) (j)				8/30/2019			1	—
Common Equity (1,022,813 units) (h)(j)				7/1/2020			1,023	—
							6,833	—	0%

Total Control Investments							$6,833	$2,151	0%

Affiliate Investments (l)
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	Building Products Manufacturing
Subordinated Debt (j)			5.00%/5.00%	12/31/2021	12/31/2027	$9,602	$9,602	$9,602
Common Equity (5,690units) (j)				12/31/2021			5,690	5,690
Common Equity (7,113 units) (j)				12/31/2021			7,113	7,113
Common Equity (2,012units) (j)				12/31/2021			-	-
							22,405	22,405	4%

FAR Research Inc. (n)	Specialty Chemicals
Common Equity (1,396 units)				3/31/2014			—	28	0%

Medsurant Holdings, LLC	Healthcare Services
Preferred Equity (84,997 units) (h)(j)				4/12/2011			716	833
Warrant (252,588 units) (h)(j)(m)				4/12/2011			2,258	2,829
							2,974	3,662	1%
Mirage Trailers LLC	Utility Equipment Manufacturing
Second Lien Debt (k)		(L + 10.00%) / (1.00%)	11.00%/5.00%	11/25/2015	4/30/2022	6,705	6,793	6,705
Common Equity (2,500,000 shares)				11/25/2015			2,188	3,970
							8,981	10,675	2%
Pfanstiehl, Inc.	Healthcare Products
Common Equity (4,250 units) (j)				3/29/2013			425	57,639	12%

Pinnergy, Ltd.	Oil & Gas Services
Common Equity - Class A-2 (42,500 units) (j)				10/13/2016			3,000	21,178	4%

Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	Aerospace & Defense Manufacturing
First Lien Debt (k)(ag)		(L + 5.50%) / (1.00%)	6.50%/0.00%	2/12/2021	2/11/2026	13,000	12,921	13,000
Common Equity (41,290 units) (j)				2/12/2021			2,609	4,129
Common Equity (12,035 units) (j)				8/25/2021			1,204	1,230
							16,734	18,359	4%
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Common Equity (1,000,000 units)				11/12/2015			1,000	3,338	1%

Total Affiliate Investments							$55,519	$137,284	28%

Non-control/Non-affiliate Investments
2KDirect, Inc. (dba iPromote)	Information Technology Services
First Lien Debt (k)		(L + 6.75%) / (0.50%)	7.25%/0.00%	6/25/2021	6/25/2026	$12,919	$12,841	$12,919
First Lien Debt (aa)(j)		(L + 6.75%) / (0.50%)	7.25%/0.00%	7/30/2021	6/25/2026	3,975	3,975	3,975
Common Equity (1,000,000 units)				6/25/2021			1,000	806
							17,816	17,700	4%
Acendre Midco, Inc.	Information Technology Services
First Lien Debt (j)		(L + 7.75%) / (0.50%)	8.25%/0.00%	10/6/2021	10/6/2026	5,500	5,485	5,485
First Lien Debt (j)		(L + 7.75%) / (0.50%)	8.25%/0.00%	10/6/2021	10/6/2026	12,500	12,436	12,436
Revolving Loan ($1,000 unfunded commitment) (i)(j)				10/6/2021			—	—
Common Equity (500,000 shares) (j)				10/6/2021			371	371
Warrant (150,000 shares) (j)(m)				10/6/2021			129	129
							18,421	18,421	4%
Aeronix Inc.	Aerospace & Defense Manufacturing
First Lien Debt (ai)		(L + 5.88%) / (0.50%)	6.38%/0.00%	6/11/2021	6/11/2026	14,250	14,165	14,250
Common Equity (500 units)				6/11/2021			500	742
							14,665	14,992	3%
Allredi, LLC (fka Marco Group International OpCo, LLC)	Industrial Cleaning & Coatings
Second Lien Debt			10.50%/1.75%	3/2/2020	9/2/2026	10,260	10,189	8,317
Common Equity (570,636 units) (h)(j)				7/21/2017			637	166
Common Equity (39,443 units) (h)(j)				11/24/2021			22	65
							10,848	8,548	2%
American AllWaste LLC (dba WasteWater Transport Services)	Environmental Industries
First Lien Debt (j)(p)		(L + 6.15%) / (1.00%)	7.15%/0.00%	6/28/2021	6/28/2026	20,500	20,281	20,281
First Lien Debt (j)(o)		(L + 3.75%) / (1.00%)	4.75%/0.00%	6/28/2021	12/31/2022	330	330	330
Preferred Equity (500 units) (h)(j)				5/31/2018			500	439
Preferred Equity (207 units) (h)(j)				8/6/2019			250	187
Preferred Equity (141 units) (h)(j)				11/2/2020			171	128
Preferred Equity (74 units) (h)(j)				12/29/2021			97	97
							21,629	21,462	4%
Applied Data Corporation	Information Technology Services
First Lien Debt (k)(v)		(L + 6.25%) / (1.50%)	7.75%/0.00%	11/6/2020	11/6/2025	11,500	11,441	11,500
Common Equity (22 units)				11/6/2020			15	111
Preferred Equity (1,104,539 units)				11/6/2020			1,105	1,194
							12,561	12,805	3%
Argo Turboserve Corporation	Business Services
Second Lien Debt (j)		(L + 12.00%) / (2.00%)	14.00%/0.00%	12/26/2018	6/28/2023	11,906	11,881	11,906	2%

Auto CRM LLC (dba Dealer Holdings)	Information Technology Services
First Lien Debt (j)		(P + 5.50%) / (3.25%)	8.75%/0.85%	10/1/2021	10/1/2026	7,516	7,445	7,445
Subordinated Debt (j)			0.00%/12.75%	10/1/2021	12/31/2026	516	512	512
Common Equity (500 units) (j)				10/1/2021			500	500
							8,457	8,457	2%
AVC Investors, LLC (dba Auveco)	Specialty Distribution
Common Equity (5,000 units) (j)				1/3/2018			382	751	0%

B&B Roadway and Security Solutions, LLC (n)	Component Manufacturing
Common Equity (50,000 units) (h)(j)				2/27/2018			—	—	0%

Bandon Fitness (Texas), Inc.	Retail
Common Equity (545,810 units) (j)				8/9/2019			931	1,533	0%

BCM One Group Holdings, Inc.	Information Technology Services

Subordinated Debt (j)			10.25%/0.00%	11/17/2021	11/17/2028	10,000	9,950	9,950	2%

Bedford Precision Parts LLC	Specialty Distribution
First Lien Debt (j)(s)		(L + 6.25%) / (1.00%)	7.25%/0.00%	3/12/2019	3/12/2024	4,531	4,514	4,531
Common Equity (500,000 units) (h)(j)				3/12/2019			500	358
							5,014	4,889	1%
Cardback Intermediate, LLC (dba Chargeback Gurus)	Information Technology Services
First Lien Debt (j)(ah)		(L + 6.75%) / (0.75%)	7.50%/0.00%	8/10/2021	8/10/2026	14,000	13,928	13,928
Common Equity (495 shares) (j)				8/10/2021			125	125
Preferred Equity (495 shares) (j)				8/10/2021			125	125
							14,178	14,178	3%
Cardboard Box LLC (dba Anthony's Coal Fired Pizza)	Restaurants
Common Equity (521,021 units) (j)(ao)				12/15/2015			521	74
Preferred Equity (1,043,133 units) (j)(ao)				12/6/2019			96	283
							617	357	0%
Combined Systems, Inc.	Aerospace & Defense Manufacturing
First Lien Debt		(L + 11.00%) / (2.00%)	13.00%/0.00%	1/31/2020	1/31/2025	7,091	7,055	7,119
Revolving Loan ($605 unfunded commitment) (j)(ac)		(L + 10.00%) / (2.00%)	15.00%/0.00%	1/31/2020	1/31/2025	3,395	3,380	3,395
							10,435	10,514	2%
Comply365, LLC	Aerospace & Defense Manufacturing
First Lien Debt (ad)		(L + 8.00%) / (1.00%)	9.00%/0.00%	12/11/2020	12/11/2025	8,562	8,447	8,562
Common Equity (1,000,000 units)				12/11/2020			1,000	1,341
							9,447	9,903	2%
CRS Solutions Holdings, LLC (dba CRS Texas)	Business Services
Common Equity (538,875 units) (h)(j)				3/14/2018			621	686	0%

Dataguise, Inc.	Information Technology Services
First Lien Debt (j)			11.00%/0.00%	12/31/2020	12/31/2023	19,850	19,783	19,800
Common Equity (909 shares) (j)				12/31/2020			1,500	1,528
							21,283	21,328	4%
Diversified Search LLC	Business Services
First Lien Debt (k)(r)		(L + 6.50%) / (1.00%)	7.50%/0.00%	2/7/2019	2/7/2024	18,355	18,190	18,355
Common Equity (573 units) (h)(j)				2/7/2019			593	797
							18,783	19,152	4%
EBL, LLC (EbLens)	Retail
Second Lien Debt (j)			12.00%/1.00%	7/13/2017	1/13/2023	9,326	9,305	9,036
Common Equity (75,000 units) (j)				7/13/2017			750	230
							10,055	9,266	2%
ECM Industries, LLC	Component Manufacturing
Common Equity (1,000,000 units) (h)(j)				4/30/2020			243	1,397	0%

Elements Brands, LLC	Consumer Products
First Lien Debt			12.25%/0.00%	12/31/2020	12/31/2025	5,775	5,748	5,775
Revolving Loan ($838 unfunded commitment) (i)(j)			12.25%/0.00%	12/31/2020	12/31/2025	2,162	2,149	2,162
							7,897	7,937	2%
Frontline Food Services, LLC (f/k/a Accent Food Services, LLC)	Vending Equipment Manufacturing
Preferred Equity (Class A Units) (46 units) (j)				12/31/2020			2,000	1,431
Common Equity (Class B Units) (124 units) (j)				12/31/2020			—	—
Preferred Equity (Class C Units) (100 units) (j)				12/31/2020			—	—
							2,000	1,431	0%
Global Plasma Solutions, Inc.	Component Manufacturing
Common Equity (947 shares) (j)				9/21/2018			52	2,097	0%

GP&C Operations, LLC (dba Garlock Printing and Converting)	Component Manufacturing
First Lien Debt (w)		(L + 7.25%) / (1.00%)	8.25%/0.00%	1/22/2021	1/22/2026	11,000	10,866	11,000
Common Equity (515,625 units) (h)(j)				1/22/2021			516	432
							11,382	11,432	2%
Green Cubes Technology, LLC (dba Green Cubes)	Information Technology Services
First Lien Debt (j)		(L + 13.00%) / (0.00%)	13.21%/0.00%	12/17/2021	12/17/2024	13,000	12,928	12,928	3%

Gurobi Optimization, LLC	Information Technology Services
Common Equity (3 shares)				12/19/2017			607	2,569	1%

Haematologic Technologies, Inc.	Healthcare Services
First Lien Debt (x)		(L + 8.25%) / (2.00%)	10.25%/0.00%	10/11/2019	10/11/2024	5,378	5,355	4,945
Common Equity (630 units) (h)(j)				10/11/2019			630	120
							5,985	5,065	1%
Hallmark Health Care Solutions, Inc.	Healthcare Services
First Lien Debt (j)(ae)		(L + 7.25%) / (1.50%)	8.75%/0.00%	12/4/2020	12/4/2025	8,440	8,390	8,440
Common Equity (750,000 units) (j)				12/4/2020			750	2,068
							9,140	10,508	2%
Healthfuse, LLC	Healthcare Services
First Lien Debt (af)		(L + 7.25%) / (1.00%)	8.25%/0.00%	11/13/2020	11/13/2025	5,940	5,908	5,940
Preferred Equity (197,980 units)				11/13/2020			750	920
							6,658	6,860	1%
Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt (k)			13.50%/0.00%	3/23/2016	3/31/2023	25,000	24,986	22,501
Common Equity (3,750 units)				3/23/2016			114	—
Preferred Equity (868 units) (j)				10/16/2020			150	—
							25,250	22,501	5%
IBH Holdings, LLC (fka Inflexxion, Inc.)	Business Services
Common Equity (150,000 units)				6/20/2018			—	203	0%

Ipro Tech, LLC	Information Technology Services
First Lien Debt (j)(u)		(L + 7.00%) / (1.00%)	8.00%/1.00%	6/30/2020	7/28/2025	19,380	18,429	19,012
Preferred Equity (682,075 units) (j)				7/28/2021			682	682
							19,111	19,694	4%
ISI PSG Holdings, LLC (dba Incentive Solutions, Inc.)	Business Services
First Lien Debt (j)(aj)		(L + 7.50%) / (0.50%)	8.00%/0.00%	4/5/2021	4/5/2026	12,483	12,394	12,404
First Lien Debt (j)(an)		(L + 7.50%) / (0.50%)	8.00%/0.00%	6/30/2021	4/5/2026	13,331	13,331	13,247
Common Equity (256,964 units) (h)(j)				4/5/2021			500	592
							26,225	26,243	5%
K2 Merger Agreement Agent, LLC (fka K2 Industrial Services, Inc.) (n)	Industrial Cleaning & Coatings
Second Lien Debt (j)			0.00%/10.00%	1/28/2019	1/28/2023	2,368	2,368	2,368	1%

The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Common Equity (855 shares) (j)				12/8/2017			933	1,465	0%

Level Education Group, LLC (dba CE4Less)	Business Services
First Lien Debt (ak)		(L + 6.75%) / (0.50%)	7.25%/0.00%	4/1/2021	4/1/2026	5,431	5,396	5,431
Common Equity (1,000,000 units) (j)				4/1/2021			1,000	1,313
							6,396	6,744	1%
LifeSpan Biosciences, Inc.	Healthcare Products
Subordinated Debt (j)			11.50%/0.00%	3/19/2021	9/19/2026	16,000	15,931	16,000
Common Equity (100 shares) (j)				3/19/2021			1,000	981
							16,931	16,981	4%
Midwest Transit Equipment, Inc.	Transportation services
Warrant (7,192 shares) (j)(m)				6/23/2017			180	—
Warrant (4.79% of Junior Subordinated Notes) (j)(q)				6/23/2017			190	246
							370	246	0%
Mobilewalla, Inc.	Information Technology Services
First Lien Debt (j)		(L + 11.50%) / (0.50%)	12.00%/0.00%	12/17/2021	12/17/2024	5,715	5,687	5,687	1%

Netbase Solutions, Inc. (dba Netbase Quid)	Information Technology Services
First Lien Debt (k)(ap)		(P + 5.50%) / (3.25%)	8.75%/1.50%	11/18/2021	11/18/2025	16,568	16,448	16,448	4%

NGT Acquisition Holdings, LLC (dba Techniks Industries)	Component Manufacturing
Common Equity (378 units) (j)				5/24/2017			500	204	0%

OMC Investors, LLC (dba Ohio Medical Corporation)	Healthcare Products
Second Lien Debt			13.00%/0.00%	1/26/2021	6/30/2024	5,000	4,963	5,000
Common Equity (5,000 units)				1/15/2016			209	743
							5,172	5,743	1%
Palisade Company, LLC	Information Technology Services
Common Equity (50 shares) (j)				11/15/2018			500	1,224	0%

Palmetto Moon, LLC	Retail
Common Equity (499 units) (j)				11/3/2016			265	895	0%

Pool & Electrical Products, LLC (n)	Specialty Distribution
Common Equity (15,000 units) (h)(j)				10/28/2020			549	4,466	1%

Power Grid Components, Inc.	Specialty Distribution
Second Lien Debt (k)			11.00%/1.00%	4/12/2018	12/2/2025	17,570	17,510	17,570
Preferred Equity (392 shares) (j)				4/12/2018			392	564
Preferred Equity (48 shares) (j)				12/2/2019			48	70
Common Equity (10,622 shares) (j)				4/12/2018			462	259
							18,412	18,463	4%
PowerGrid Services Acquisition, LLC	Utilities: Services
Second Lien Debt (j)		(L + 9.50%) / (1.00%)	10.50%/0.00%	9/21/2021	3/21/2029	10,831	10,779	10,779
Common Equity (5,000 units) (h)(j)				9/21/2021			500	500
							11,279	11,279	2%
Prime AE Group, Inc.	Business Services
First Lien Debt (j)		(L + 6.25%) / (2.00%)	8.25%/0.00%	11/25/2019	11/25/2024	6,167	6,055	6,167
Preferred Equity (900,000 shares) (j)				11/25/2019			900	462
							6,955	6,629	2%
Pugh Lubricants, LLC (n)	Specialty Distribution
Common Equity (3,062 units) (h)(j)				11/10/2016			—	—	0%

Rhino Assembly Company, LLC	Specialty Distribution
Second Lien Debt (k)			12.00%/1.00%	8/11/2017	2/11/2023	13,804	13,791	13,804
Delayed Draw Commitment ($875 unfunded commitment) (i)(j)			12.00%/1.00%	8/11/2017	5/17/2022	—	—	—
Common Equity (Class A Units) (8,864 units) (h)(j)				8/11/2017			925	1,115
Preferred Equity (Units N/A) (h)(j)				12/10/2020			268	282
Common Equity (Class W Units) (710 units) (h)(j)				12/10/2020			—	—
							14,984	15,201	3%
Road Safety Services, Inc.	Business Services
Second Lien Debt			11.25%/2.00%	9/18/2018	9/18/2025	15,525	15,481	15,525
Common Equity (779 units)				9/18/2018			1,121	1,285
							16,602	16,810	4%
SES Investors, LLC (dba SES Foam)	Building Products Manufacturing
Common Equity (6,000 units) (h)(j)				9/8/2016			404	4,089	1%

SpendMend LLC	Business Services
Common Equity (1,000,000 units)				1/8/2018			994	6,257	1%

Suited Connector LLC	Information Technology Services
Second Lien Debt (j)			12.00%/0.00%	10/29/2021	6/1/2028	16,000	15,921	15,921
Common Equity (7,500 units) (h)(j)				12/1/2021			750	750
							16,671	16,671	3%
TransGo, LLC	Component Manufacturing
Common Equity (500 units) (j)				2/28/2017			428	1,878	1%

The Tranzonic Companies	Specialty Distribution
Preferred Equity (5,653 units) (j)				3/27/2018			565	802
Common Equity (1 units) (j)				3/27/2018			—	1,231
							565	2,033	1%
UBEO, LLC	Business Services
Common Equity (705,000 units) (h)(j)				4/3/2018			645	884	0%

United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)(j)				4/1/2012			1,008	—
Warrant (57,469 units) (j)(m)				3/5/2012			566	—
							1,574	—	0%
UPG Company, LLC	Component Manufacturing
First Lien Debt (j)(al)		(L + 8.25%) / (0.50%)	8.75%/0.00%	6/21/2021	6/21/2024	12,000	11,922	12,000	3%

Virginia Tile Company, LLC	Specialty Distribution
Common Equity (17 units) (j)				12/19/2014			342	933	0%

Western's Smokehouse, LLC	Consumer Products
First Lien Debt (j)(ab)		(L + 6.50%) / (1.25%)	7.75%/0.00%	2/28/2020	12/23/2024	9,625	9,532	9,625	2%

Winona Foods, Inc.	Specialty Distribution
First Lien Debt (j)(am)		(L + 12.00%) / (1.00%)	13.00%/0.00%	4/1/2021	4/1/2026	4,000	3,879	4,000
First Lien Debt		(L + 13.00%) / (1.00%)	14.00%/0.00%	4/1/2021	4/1/2026	7,000	6,955	7,000
							10,834	11,000	2%
Wonderware Holdings, LLC (dba CORE Business Technologies)	Information Technology Services
First Lien Debt ($2,000 unfunded commitment) (k)(z)		(L + 7.25%) / (1.00%)	8.25%/0.00%	2/10/2021	2/9/2026	6,500	6,460	6,500	1%

Worldwide Express Operations, LLC	Transportation services
Second Lien Debt (j)		(L + 7.00%) / (0.75%)	7.75%/0.00%	8/2/2021	7/26/2029	20,000	19,383	19,383
Common Equity (795,000) (j)				7/21/2021			795	795
Common Equity (752,380 units) (h)(j)				7/26/2021			225	225
							20,403	20,403	4%
Xeeva, Inc.	Information Technology Services
First Lien Debt (j)		(L + 10.50%) / (1.50%)	12.00%/0.00%	2/11/2021	2/11/2026	8,900	8,857	8,900	2%

Total Non-control/Non-affiliate Investments							$559,434	$579,689	119%

Total Investments							$621,786	$719,124	147%

(a) See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(b) Equity ownership may be held in shares or units of companies related to the portfolio companies.
(c) All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.

(d) Variable rate investments bear interest at a rate indexed to LIBOR (L) or Prime (P), which are reset monthly, bimonthly, quarterly, or semi-annually. Certain variable rate investments also include a LIBOR or Prime interest rate floor. For each investment, the Company has provided the spread over the reference rate and the LIBOR or Prime floor, if any, as of December 31, 2021.

(e) Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of December 31, 2021. Generally, payment-in-kind interest can be paid-in-kind or all in cash.

(f) Investment date represents the date of the initial investment in the security.

(g) Except as otherwise noted, the Company’s investment portfolio is comprised of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available. Therefore, the Company values all of its portfolio investments at fair value, as determined in good faith by the board of directors, using significant unobservable Level 3 inputs.

(h) Investment is held by a taxable subsidiary of the Company.

(i) The disclosed commitment represents the unfunded amount as of December 31, 2021. The Company is earning 0.50% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate which will be earned if the commitment is funded.

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

(p) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.07% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(s) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.64% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(u) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of 2.99% and PIK interest amount of 1.00% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(v) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 7.56% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(w) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 7.05% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(x) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.81% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(y) Investment was on PIK only non-accrual status as of December 31, 2021, meaning the Company has ceased recognizing PIK interest income on the investment.

(z) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.70% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ac) The disclosed commitment represents the unfunded amount as of December 31, 2021. The Company is earning 1.00% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

(ad) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.29% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ae) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.53% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ag) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.60% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ai) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.86% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(al) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.46% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(am) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 7.54% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ao) The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company can not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2021, total non-qualifying assets at fair value represented 0.04% of the Company's total assets calculated in accordance with the 1940 Act.

(ap) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of 2.25% and PIK interest amount of 1.87% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

We believe that utilizing both FIC and the Funds as investment vehicles provides us with access to a broader array of investment opportunities. Given our access to lower cost capital through the SBA’s SBIC debenture program, we expect that we will continue to make investments through the Funds until the earlier of the end of the Funds’ investment period, if applicable, or the Funds reach their borrowing limit under the program. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350,000.

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

Deferred financing costs: Deferred financing costs consist of fees and expenses paid in connection with the SBA debentures, the Credit Facility, and the Notes (as defined in Note 6). Deferred financing costs are capitalized and amortized to interest and financing expenses over the term of the debt agreement using the effective interest method. Unamortized deferred financing costs are presented as an offset to the corresponding debt liabilities on the consolidated statements of assets and liabilities.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits included in the income tax provision, if any. There were no material uncertain income tax positions at December 31, 2021 and 2020. The Company’s tax returns are generally subject to examination by U.S. federal and most state tax authorities for a period of three years from the date the respective returns are filed, and, accordingly, the Company’s 2018 through 2020 tax years remain subject to examination.

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

Earnings and net asset value per share: The earnings per share calculations for the years ended December 31, 2021, 2020 and 2019, are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Stock Repurchase Program: The Company has an open market stock repurchase program (the “Stock Repurchase Program”) under which the Company may acquire up to $5,000 of its outstanding common stock. Under the Stock Repurchase Program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by the Company’s management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On November 1, 2021, the Board extended the Stock Repurchase Program through December 31, 2022, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require the Company to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. During the year ended December 31, 2020 the Company repurchased 25,719 shares of common stock on the open market for $268. The Company did not make any repurchases of common stock during the years ended December 31, 2021 and 2019. Refer to Note 8 for additional information concerning stock repurchases.

Recent accounting pronouncements:

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and under the Credit Facility (as described in Note 6). Many of these agreements (including the credit agreement relating to the Credit Facility) include an alternative successor rate or language for choosing an alternative successor rate when LIBOR reference is no longer considered to be appropriate. With respect to other agreements, the Company intends to work with its portfolio companies to modify agreements to choose an alternative successor rate. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2021.

SEC Rule 1-02(w)(2) Update:

In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules adopted a new definition of “significant subsidiary” applicable only to investment companies that (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary” in Rule 1-02(w) of Regulation S-X. The new Rule 1-02(w)(2) of Regulation S-X is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules became effective on January 1, 2021. The Company elected to early adopt this rule change as of December 31, 2020. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

SEC Regulation S-K Update:

In November 2020, the SEC issued a final rule that modernized and simplifies Management's Discussion and Analysis and certain financial disclosure requirements in Regulation S-K (the “Amendments”). Specifically, the Amendments: (i) eliminate Item 301 of Regulation S-K (Selected Financial Data); (ii) simplify Item 302 of Regulation S-K (Supplementary Financial Information); and (iii) amend certain aspects of Item 303 of Regulation S-K (Management's Discussion and Analysis of Financial Condition and Results of Operations). The Amendments became effective on February 10, 2021 and compliance will be required for the registrants' fiscal year ending on or after August 9, 2021. Early adoption of the Amendments is permitted on an item-by-item basis after the effective date; however, a registrant must fully comply with each adopted item in its entirety. The Company adopted the Amendments on the effective date that did not have a material impact on the Company’s Consolidated Financial Statements.

Note 3. Portfolio Company Investments

The Company’s portfolio investments principally consist of secured and unsecured debt, equity warrants and direct equity investments primarily in privately held companies. The debt investments may or may not be secured by either a first or second lien on the assets of the portfolio company. The debt investments generally bear interest at fixed rates or variable rates, and generally mature between five and seven years from the original investment. In connection with a debt investment, the Company also may receive nominally priced equity warrants and/or make a direct equity investment in the portfolio company. The Company’s warrants or equity investments may be investments in a holding company related to the portfolio company. In addition, the Company periodically makes equity investments in its portfolio companies through Taxable Subsidiaries. In both situations, the investment is generally reported under the name of the operating company on the consolidated schedules of investments.

As of December 31, 2021, the Company had active investments in 70 portfolio companies and residual investments in eight portfolio companies that have sold their underlying operations. The aggregate fair value of the total portfolio was $719,124 and the weighted average effective yield on the Company’s debt investments was 12.3% as of such date. As of December 31, 2021, the Company held equity investments in 82.1% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 4.7%.

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

The weighted average yield of the Company’s debt investments is not the same as a return on investment for its stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of all of the Company’s and its subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of December 31, 2021 and 2020, including accretion of OID and debt investment origination fees, but excluding investments on non-accrual status and investments recorded as a secured borrowing, if any.

Purchases of debt and equity investments for the years ended December 31, 2021, 2020 and 2019 totaled $346,737, $189,996, and $219,173, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the years ended December 31, 2021, 2020 and 2019 totaled $472,782, $210,774, and $120,600 respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	December 31,		December 31,		December 31,		December 31,
	2021		2020		2021		2020
First Lien Debt(1)	$354,922	49.4%	$187,353	25.2%	$353,306	56.8%	$184,585	26.9%
Second Lien Debt	158,815	22.1	332,154	44.7	168,573	27.1	341,947	49.7
Subordinated Debt	36,064	5.0	107,911	14.5	35,995	5.8	107,343	15.6
Equity	166,119	23.1	112,836	15.2	60,589	9.8	49,958	7.3
Warrants	3,204	0.4	2,615	0.4	3,323	0.5	3,194	0.5
Total	$719,124	100.0%	$742,869	100.0%	$621,786	100.0%	$687,027	100.0%

(1) Includes unitranche investments, which account for 40.2% and 46.3% of our portfolio on a fair value and cost basis as of December 31, 2021, respectively. Includes unitranche investments, which account for 17.3% and 18.4% of our portfolio on a fair value and cost basis as of December 31, 2020, respectively.

All investments made by the Company as of December 31, 2021 and 2020, were made in portfolio companies headquartered in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	December 31,		December 31,		December 31,		December 31,
	2021		2020		2021		2020
Midwest	$157,222	21.9%	$225,745	30.4%	$89,865	14.5%	$189,560	27.6%
Southeast	219,988	30.6	153,291	20.6	197,380	31.7	129,974	18.9
Northeast	126,569	17.6	123,268	16.6	127,809	20.6	127,833	18.6
West	105,918	14.7	108,673	14.6	100,098	16.1	109,221	15.9
Southwest	109,427	15.2	131,892	17.8	106,634	17.1	130,439	19.0
Total	$719,124	100.0%	$742,869	100.0%	$621,786	100.0%	$687,027	100.0%
The following table shows portfolio composition by type and by geographic region at fair value as a percentage of net assets.

By Type			By Geographic Region
	December 31,	December 31,		December 31,	December 31,
	2021	2020		2021	2020
First Lien Debt	72.8%	45.6%	Midwest	32.2%	55.0%
Second Lien Debt	32.6	80.9	Southeast	45.1	37.3
Subordinated Debt	7.4	26.3	Northeast	26.0	30.0
Equity	34.0	27.5	West	21.7	26.5
Warrants	0.6	0.6	Southwest	22.4	32.1
Total	147.4%	180.9%	Total	147.4%	180.9%

As of December 31, 2021 and 2020, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio on a fair value or cost basis. As of December 31, 2021, the Company's investment in Pfanstiehl, Inc. totaled $57,639 or 6.4% of total assets. As of December 31, 2020, the Company had no portfolio company investments that represented more than 5% of our total assets.

As of December 31, 2021 and 2020, the Company had debt investments in one portfolio company on non-accrual status:

	December 31, 2021				December 31, 2020
	Fair				Fair
Portfolio Company	Value		Cost		Value		Cost
US GreenFiber, LLC	$—	(2)	$5,223	(2)	$—	(3)	$—	(3)
EBL, LLC (EbLens)	—	(1)	—	(1)	5,454	(2)	9,214	(2)
Total	$—		$5,223		$5,454		$9,214

(1)	Portfolio company debt investment was not on non-accrual status at December 31, 2021.
(2)	Portfolio company was on PIK-only non-accrual status at period end, meaning we ceased recognizing PIK interest income on the investment.
(3)	Portfolio company debt investments were not on non-accrual status as of December 31, 2020.

Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of control and affiliate investments as of December 31, 2020 and any additions and reductions made to such investments during the year ended December 31, 2021, including the total investment income earned on such investments during the period.

						Twelve Months Ended December 31, 2021
Portfolio Company (1)	December 31, 2021 Principal Amount - Debt Investments	December 31, 2020 Fair Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2021 Fair Value	Net Realized Gains (Losses) (4)	Net Change in Unrealized Appreciation (Depreciation)	Interest Income	Payment-in-kind Interest Income	Dividend Income	Fee Income
Control Investments
Hilco Plastics Holdings, LLC (dba Hilco Technologies)(6)	$—	$—	$1,577	$(1,577)	$—	$(881)	$—	$308	$—	$568	$—
Mesa Line Services, LLC (6)	—	—	32,708	(30,557)	2,151	20,445	2,150	951	903	—	1,472
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)(5)	—	7,391	1,986	(9,377)	—	957	1,028	90	—	—	400
US GreenFiber, LLC	5,226	20,862	5,214	(26,076)	—	—	(3,144)	2,386	1,214	—	—
Total Control Investments	$5,226	$28,253	$41,485	$(67,587)	$2,151	$20,521	$34	$3,735	$2,117	$568	$1,872
Affiliate Investments
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	$9,602	$-	$22,405	$—	$22,405	$—	$—	$—	$—	$—	$—
FAR Research Inc.	—	28	—	—	28	—	—	—	—	—	—
Fiber Materials, Inc.	—	41	94	(135)	-	94	(42)	—	—	—	—
Medsurant Holdings, LLC	—	10,960	733	(8,031)	3,662	—	687	331	—	—	91
Mirage Trailers LLC	6,705	6,494	4,225	(44)	10,675	—	3,871	761	338	110	—
Pfanstiehl, Inc.	—	33,505	24,134	—	57,639	—	24,135	—	—	1,062	—
Pinnergy, Ltd.	—	20,589	589	—	21,178	—	589	—	—	—	—
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)(5)	13,000	—	18,452	(93)	18,359	—	1,626	1,142	—	—	294
Steward Holding LLC (dba Steward Advanced Materials)	—	9,777	1,373	(7,812)	3,338	—	1,341	461	30	—	—
Total Affiliate Investments	$29,307	$81,394	$72,005	$(16,115)	$137,284	$94	$32,207	$2,695	$368	$1,172	$385

(1)	The investment type, industry, ownership detail for equity investments, and if the investment is income producing is disclosed in the consolidated schedule of investments.
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

(5)	Portfolio company was transferred to Affiliate investments from Control investments during the year ended December 31, 2021.
(6)	Portfolio company was transferred to Control investments from Non-control/Non-affiliate investments during the year ended December 31, 2021.

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

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were one and no transfers among Levels 1, 2, and 3 during the years ended December 31, 2021 and 2020, respectively.

The following tables present fair value measurements of investments according to the fair value hierarchy:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$354,922	$354,922
Second Lien Debt	—	—	158,815	158,815
Subordinated Debt	—	—	36,064	36,064
Equity	357	—	165,762	166,119
Warrants	—	—	3,204	3,204
Total	$357	$—	$718,767	$719,124

	December 31, 2020
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$187,353	$187,353
Second Lien Debt	—	—	332,154	332,154
Subordinated Debt	—	—	107,911	107,911
Equity	—	—	112,836	112,836
Warrants	—	—	2,615	2,615
Total	$—	$—	$742,869	$742,869

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the years ended December 31, 2021 and 2020:

	First Lien	Second Lien	Subordinated
	Debt	Debt	Debt	Equity	Warrants	Total
Balance, December 31, 2019	$108,327	$383,077	$140,843	$126,564	$8,108	$766,919
Net realized gains (losses) on investments	(3)	(35,227)	-	32,392	1,870	(968)
Net change in unrealized appreciation (depreciation) on investments	2,159	(674)	395	(5,595)	(2,863)	(6,578)
Purchase of investments	109,901	54,900	14,500	10,695	-	189,996
Proceeds from sales and repayments of investments	(32,260)	(74,465)	(48,326)	(51,223)	(4,500)	(210,774)
Interest and dividend income paid-in-kind	148	4,088	424	-	-	4,660
Proceeds from loan origination fees	(1,489)	(278)	(260)	-	-	(2,027)
Accretion of loan origination fees	498	508	335	3	-	1,344
Accretion of original issue discount	72	225	-	-	-	297
Transfers in/(out) of Level 3	-	-	-	-	-	-
Balance, December 31, 2020	$187,353	$332,154	$107,911	$112,836	$2,615	$742,869
Net realized gains (losses) on investments	-	-	-	55,779	29	55,808
Net change in unrealized appreciation (depreciation) on investments	(1,152)	35	(499)	42,652	460	41,496
Purchase of investments	244,596	72,181	16,500	13,331	129	346,737
Proceeds from sales and repayments of investments	(75,124)	(250,662)	(88,384)	(58,583)	(29)	(472,782)
Interest and dividend income paid-in-kind	292	3,911	92	104	-	4,399
Proceeds from loan origination fees	(2,322)	(213)	(135)	-	-	(2,670)
Accretion of loan origination fees	1,279	654	579	-	-	2,512
Accretion of original issue discount	-	755	-	-	-	755
Transfers in/(out) of Level 3 (1)	-	-	-	(357)	-	(357)
Balance, December 31, 2021	$354,922	$158,815	$36,064	$165,762	$3,204	$718,767

(1)	Transfers out of Level 3 were as a result of changes in the observability of significant inputs or available market data for certain portfolio companies.

Net change in unrealized appreciation/(depreciation) of $46,340 and $(6,559) for the years ended December 31, 2021 and 2020, respectively, was attributable to Level 3 investments held at December 31, 2021 and 2020, respectively.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of December 31, 2021 and 2020. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at	Valuation	Unobservable	Range
	December 31, 2021	Techniques	Inputs	(weighted average)(1)
Debt investments:
First Lien Debt	$335,022	Discounted cash flow	Weighted average cost of capital	4.0% - 21.6% (12.2%)
	11,000	Enterprise value	Asset Coverage	1.2x - 1.2x (1.2x)
	8,900	Enterprise value	Revenue multiples	4.5x - 4.5x (4.5x)

Second Lien Debt	144,541	Discounted cash flow	Weighted average cost of capital	7.8% - 25.0% (14.4%)
	14,274	Enterprise value	Asset Coverage	1.0x - 1.4x (1.4x)

Subordinated Debt	36,064	Discounted cash flow	Weighted average cost of capital	10.0% - 13.5% (11.1%)

Equity investments:
Equity	162,681	Enterprise value	EBITDA multiples	3.5x - 23.8x (8.2x)
	3,081	Enterprise value	Revenue multiples	3.5x - 9.3x (6.2x)

Warrants	3,075	Enterprise value	EBITDA multiples	4.5x - 6.0x (5.9x)
	129	Enterprise value	Revenue multiples	4.5x - 4.5x (4.5x)
(1)
Unobservable inputs were weighted by the relative fair value of the instruments.

	Fair Value at	Valuation	Unobservable	Range
	December 31, 2020	Techniques	Inputs	(weighted average)(1)
Debt investments:
First Lien Debt	$183,238	Discounted cash flow	Weighted average cost of capital	6.8% - 16.3% (10.3%)
	4,115	Enterprise value	Asset Coverage	1.8x - 1.8x (1.8x)

Second Lien Debt	306,405	Discounted cash flow	Weighted average cost of capital	9.3% - 27.0% (14.0%)
	5,454	Enterprise value	EBITDA multiples	3.9x - 3.9x (3.9x)
	5,123	Enterprise value	Revenue multiples	2.1x - 2.1x (2.1x)
	15,172	Enterprise value	Asset Coverage	1.2x - 1.2x (1.2x)

Subordinated Debt	107,911	Discounted cash flow	Weighted average cost of capital	11.5% - 12.0% (11.7%)

Equity investments:
Equity	110,568	Enterprise value	EBITDA multiples	3.9x - 15.3x (8.1x)
	2,268	Enterprise value	Revenue multiples	2.1x - 2.1x (2.1x)

Warrants	2,615	Enterprise value	EBITDA multiples	4.5x - 6.5x (6.2x)
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

The following tables summarize the carrying value and fair value of the Company’s debt obligations as of December 31, 2021 and 2020:

	December 31, 2021(6)		December 31, 2020
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
SBA debentures (2)	$107,000	$107,000	$147,000	$147,000
Credit Facility borrowings (3)	—	—	—	—
2023 Notes (4)	—	—	50,000	50,620
February 2024 Notes (4)	—	—	69,000	69,745
November 2024 Notes (4)	—	—	63,250	64,389
January 2026 Notes (5)	125,000	125,258	125,000	125,000
November 2026 Notes (5)	125,000	125,171	-	-
Total	$357,000	$357,429	$454,250	$456,754
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
(5)
The fair value of the February 2026 and November 2026 Notes are estimated by discounting the remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date, which are Level 3 inputs under ASC Topic 820.
(6)
Totals exclude $17,637 of Secured Borrowings.

The following table summarizes the inputs used to value the Company’s debt obligations if measured at fair value as of December 31, 2021 and 2020:

	Fair Value
	December 31,	December 31,
Valuation Inputs	2021	2020
Level 1	$—	$184,754
Level 2	—	—
Level 3	357,429	272,000
Total	$357,429	$456,754

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

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents, but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The Board of Directors accepted a voluntary, non-contractual, and unconditional waiver from the Investment Advisor to exclude any investments recorded as secured borrowings as defined under GAAP from the base management fee payable as of December 31, 2021. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement for the years ended December 31, 2021, 2020 and 2019 totaled $12,874, $12,932, and $12,399, respectively. The base management fee waiver was $176 for the year ended December 31, 2021. There was no base management fee waiver for the years ended December 31, 2020 and 2019. As of December 31, 2021 and 2020, the base management fee payable (net of the base management fee waiver) was $3,135 and $3,244, respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee for the years ended December 31, 2021, 2020 and 2019 totaled $10,266, $8,952, and $7,445, respectively. The Investment Advisor, in consultation with the Board, agreed to voluntarily waive $423 of the income incentive fee for the year ended December 31, 2020. There was no income incentive fee waiver for the years ended December 31, 2021 or 2019. As of December 31, 2021 and 2020, the income incentive fee payable (net of the income incentive fee waiver) was $2,622 and $2,610, respectively.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid in cash to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and losses since the Formation Transactions (realized capital gains and losses include realized gains and losses on investments, net of income tax provision from realized gains on investments, and realized losses on extinguishment of debt), and the aggregate unrealized capital depreciation on investments as of the date of the calculation. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains on investments, less cumulative aggregate realized capital losses on investments, less aggregate unrealized capital depreciation on investments, and less cumulative aggregate realized losses on extinguishment of debt. If this number is positive at the end of such year, then the capital gains incentive fee to be paid in cash for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of December 31, 2021 and 2020, the capital gains incentive fee payable in cash was $6,136 (as cumulative aggregate realized capital gains and losses on investments exceeded aggregate unrealized capital depreciation on investments plus realized losses on extinguishment of debt) and zero, respectively. The aggregate amount of capital gains incentive fees paid from the IPO through December 31, 2021 was $348.

In addition, the Company accrues, but does not pay in cash, a capital gains incentive fee in connection with any unrealized capital appreciation on investments, as applicable. If, on a cumulative basis, the sum of (i) net realized gains/(losses) on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of (i) net realized gains/(losses) on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt. The capital gains incentive fee accrued (reversed) during the years ended December 31, 2021, 2020 and 2019 was $18,196, $(1,684), and $3,299, respectively. As of December 31, 2021 and 2020, the accrued capital gains incentive fee payable was $29,227 and $11,031, respectively.

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

Administration Agreement: The Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 10, 2021, the Board approved the renewal of the Administration Agreement through June 20, 2022. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides clerical, bookkeeping, and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies to which the Company is required to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies, including “dead deal” expenses. Under the Administration Agreement, administrative service expenses for the years ended December 31, 2021, 2020 and 2019 were $1,719, $1,720 and $1,583, respectively. As of December 31, 2021 and 2020, the accrued administrative service expense payable was $634 and $593, respectively.

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

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of December 31, 2021 and 2020, the Company was in compliance in all material respect with the terms of the Credit Facility.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs; such debentures have 10-year terms with the entire principal balance due at maturity and are guaranteed by the SBA. Interest on SBA debentures is payable semi-annually on March 1 and September 1. As of December 31, 2021 and 2020, approved and unused SBA debenture commitments were $63,000 and $11,500, respectively. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

As of December 31, 2021 and 2020, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling	Maturity	Fixed	December 31,	December 31,
Date (1)	Date	Interest Rate	2021	2020
3/25/2015	3/1/2025	3.277%	$22,500	$22,500
9/23/2015	9/1/2025	3.571	—	16,700
3/23/2016	3/1/2026	3.267	1,500	1,500
3/23/2016	3/1/2026	3.249	2,500	21,800
9/21/2016	9/1/2026	2.793	500	500
3/29/2017	3/1/2027	3.587	—	10,000
9/20/2017	9/1/2027	3.260	1,000	1,000
9/20/2017	9/1/2027	3.190	33,000	33,000
3/21/2018	3/1/2028	3.859	—	16,000
3/21/2018	3/1/2028	3.534	9,000	10,500
9/25/2019	9/1/2029	2.377	7,500	7,500
3/25/2020	3/1/2030	2.172	6,000	6,000
9/22/2021	9/1/2031	1.398	11,500	—
(2)	(2)	(2)	12,000	—
Total outstanding SBA debentures			$107,000	$147,000

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)

(2) The Company issued $12,000 in SBA debentures which will pool in March 2022. Until the pooling date, the debentures bear interest at a fixed rate interim interest rate of 0.91%. The Company expects the current interim interest rate will reset to a higher long-term fixed rate on the pooling date.

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

On February 8, 2019, the Company closed the public offering of approximately $60,000 in aggregate principal amount of its 6.000% notes due 2024, or the “February 2024 Notes”. On February 19, 2019, the underwriters exercised their option to purchase an additional $9,000 in aggregate principal of the February 2024 Notes. The total net proceeds to the Company from the February 2024 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of approximately $2,070 and estimated offering expenses of $409, were approximately $66,521. On February 16, 2021, the Company redeemed $50,000 of the $69,000 aggregate principal amount on the February 2024 Notes, resulting in a realized loss on extinguishment of debt of approximately $1,081. On November 2, 2021, we fully redeemed the remaining $19,000 in aggregate principal amount on the issued and outstanding February 2024 Notes, resulting in a realized loss on extinguishment of debt of approximately $313.

On October 16, 2019, the Company closed the public offering of approximately $55,000 in aggregate principal amount of its 5.375% notes due 2024, or the “November 2024 Notes” (and collectively with the 2023 Notes and February 2024 Notes, the “Public Notes” and collectively with the February 2024 Notes, the "2024 Notes"). On October 23, 2019, the underwriters exercised their option to purchase an additional $8,250 in aggregate principal of the November 2024 Notes. The total net proceeds to the Company from the November 2024 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of approximately $1,898 and estimated offering expenses of $300, were approximately $61,053. On November 2, 2021, we fully redeemed $63,250 in aggregate principal amount on the issued and outstanding November 2024 Notes, resulting in a realized loss on extinguishment of debt of approximately $1,311.

On December 23, 2020, the Company closed the offering of approximately $125,000 in aggregate principal amount of its 4.75% notes due 2026, or the “January 2026 Notes”. The total net proceeds to the Company from the January 2026 Notes after deducting underwriting discounts of approximately $2,500 and estimated offering expenses of $400, were approximately $122,100. The January 2026 Notes will mature on January 31, 2026 and bear interest at a rate of 4.75%. The January 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed more than three months prior to maturity and at par thereafter. Interest on the January 2026 Notes is payable on January 31 and July 31 of each year, beginning July 31, 2021. The Company does not intend to list the January 2026 Notes on any securities exchange or automated dealer quotation system.

On October 8, 2021, the Company closed the offering of approximately $125,000 in aggregate principal amount of its 3.50% notes due 2026, or the “November 2026 Notes” (collectively with the Public Notes and the January 2026 Notes, the “Notes”). The total net proceeds to the Company from the November 2026 Notes, based on a public offering price of 99.996% of par, after deducting underwriting discounts of approximately $2,505 and estimated offering expenses of $400, were approximately $122,095. The November 2026 Notes will mature on November 15, 2026 and bear interest at a rate of 3.50%. The November 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed more than three months prior to maturity and at par thereafter. Interest on the November 2026 Notes is payable on May 15 and November 15 of each year, beginning May 15, 2022. The Company does not intend to list the November 2026 Notes on any securities exchange or automated dealer quotation system.

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

Secured Borrowing

As of December 31, 2021, the carrying value of secured borrowings totaled $17,637 and the fair value of the associated loans included in investments was $17,522. As of December 31, 2020, there were no secured borrowings outstanding. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets that did not meet the definition of a “participating interest.” As a result, sale treatment was not permitted and these partial loan sales were treated as secured borrowings. The weighted average interest rate on our secured borrowings was approximately 4.4% as of December 31, 2021.

As of December 31, 2021, and December 31, 2020, the aggregate amount outstanding of the senior securities (including secured borrowings) issued by the Company was $267,637 and $307,250, respectively, for which our asset coverage was 282.2% and 233.7% respectively. The SBA-guaranteed debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC on June 30, 2014. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

Interest and Financing Expenses

Interest and fees related to the Company’s debt for the years ended December 31, 2021, 2020 and 2019 which are included in interest and financing expenses on the consolidated statements of operations, were as follows:

	Year Ended December 31, 2021						Year Ended December 31, 2020						Year Ended December 31, 2019
	SBA debentures	Credit Facility		Secured Borrowings	Notes	Total	SBA debentures	Credit Facility		Secured Borrowings	Notes	Total	SBA debentures	Credit Facility	Notes	Secured Borrowings	Total
Stated interest expense	$3,810	$1,467		$427	$11,245	$16,949	$5,140	$1,642		$-	$10,625	$17,407	$5,746	$2,144	$7,330	$-	$15,220
Amortization of deferred financing costs	532	453		-	1,230	2,215	549	397		-	1,325	2,271	601	334	917	-	1,852
Acceleration of unamortized deferred financing costs on extinguishment of debt	-	-		-	-	-	-	-		-	-	-	-	-	-	-	-
Total interest and financing expenses	$4,342	$1,920		$427	$12,475	$19,164	$5,689	$2,039		$-	$11,950	$19,678	$6,347	$2,478	$8,247	$-	$17,072
Weighted average stated interest rate, period end	2.676%	N/A	(1)	4.392%	4.125%	3.724%	3.297%	N/A	(1)	N/A	5.342%	4.680%	3.392%	4.788%	5.749%	N/A	4.665%
Unused commitment fee rate, period end	N/A	1.375%	(1)	N/A	N/A	1.375%	N/A	1.375%	(1)	N/A	N/A	1.375%	N/A	0.833%	N/A	N/A	0.833%
(1)
Reflects the effective rate as of December 31, 2021

Realized Losses on Extinguishment of Debt

During the years ended December 31, 2021, 2020, and 2019 the Company prepaid $63,500, $16,500, and $41,000 of SBA debentures, respectively, which were scheduled to mature on dates ranging from 2025 to 2028, 2024 to 2028, and 2021 and 2025, respectively. During the year ended December 31, 2021 the Company redeemed $50,000 and $132,250 of 2023 and 2024 Notes, respectively. As a result of the prepayments, the Company recognized realized losses on extinguishment of debt of $4,263, $299, and $399 respectively, equal to the write-off of the related unamortized deferred financing costs, during the years ended December 31, 2021, 2020, and 2019.

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations using the effective interest method, over the term of the respective financing instrument. Deferred financing costs related to the SBA debentures, Credit Facility, and Notes as of December 31, 2021 and 2020 were as follows:

	December 31, 2021				December 31, 2020
	SBA	Credit			SBA	Credit
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
SBA debenture commitment fees	$2,500	$-	$-	$2,500	$1,750	$-	$-	$1,750
SBA debenture leverage fees	4,538	-	-	4,538	3,966	-	-	3,966
Credit Facility upfront fees	-	3,238	-	3,238	-	3,238	-	3,238
Notes underwriting discounts	-	-	5,005	5,005	-	-	7,968	7,968
Notes debt issue costs	-	-	685	685	-	-	1,579	1,579
Total deferred financing costs	7,038	3,238	5,690	15,966	5,716	3,238	9,547	18,501
Less: accumulated amortization	(4,016)	(2,643)	(706)	(7,365)	(2,720)	(2,190)	(2,591)	(7,501)
Unamortized deferred financing costs	$3,022	$595	$4,984	$8,601	$2,996	$1,048	$6,956	$11,000

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures, Credit Facility, and Notes liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of December 31, 2021 and 2020:

	December 31, 2021(1)				December 31, 2020
	SBA	Credit			SBA	Credit
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
Outstanding debt	$107,000	$-	$250,000	$357,000	$147,000	$-	$307,250	$454,250
Less: unamortized deferred financing costs	(3,022)	(595)	(4,984)	(8,601)	(2,996)	(1,048)	(6,956)	(11,000)
Debt, net of deferred financing costs	$103,978	$(595)	$245,016	$348,399	$144,004	$(1,048)	$300,294	$443,250

(1)	Total excludes $17,637 of Secured Borrowings

As of December 31, 2021, the Company’s debt liabilities are scheduled to mature as follows (1):

	SBA	Credit	Secured
Year	debentures	Facility (2)	Borrowings	Notes	Total
2022	$—	$—	$330	$—	$330
2023	—	—	—	—	—
2024	—	—	—	—	—
2025	22,500	—	—	—	22,500
2026	4,500	—	17,307	250,000	271,807
Thereafter	80,000	—	—	—	80,000
Total	$107,000	$—	$17,637	$250,000	$374,637
(1)
The table above presents scheduled maturities of the Company’s outstanding debt liabilities as of a point in time pursuant to the terms of those instruments. The timing of actual repayments of outstanding debt liabilities may not ultimately correspond with the scheduled maturity dates depending on the terms of the underlying instruments and the potential for earlier prepayments.
(2)
The Company’s Credit Facility matures on April 24, 2023. As of December 31, 2021, there were no outstanding borrowings under the Credit Facility.

Information about our senior securities is shown in the following table for the years indicated in the table, unless otherwise noted.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (1)		Asset Coverage per Unit (2)(5)		Involuntary Liquidation Preference per Unit (3)		Average Market Value per Unit (4)
	(dollars in thousands)
SBA debentures
2012	$144,500	$	**	$	*	$	N/A
2013	144,500		**		*		N/A
2014	173,500		**		*		N/A
2015	213,500		**		*		N/A
2016	224,000		**		*		N/A
2017	231,300		**		*		N/A
2018	191,000		**		*		N/A
2019	157,500		**		*		N/A
2020	147,000		**		*		N/A
2021	107,000		**		*		N/A

Credit Facility
2012	$-	$	N/A	$	*	$	N/A
2013	-		N/A		*		N/A
2014	10,000		25,326		*		N/A
2015	15,500		16,959		*		N/A
2016	-		N/A		*		N/A
2017	11,500		35,198		*		N/A
2018	36,500		5,659		*		N/A
2019	25,000		2,989		*		N/A
2020	-		2,337		*		N/A
2021	-		2,822		*		N/A

2023 Notes(6)
2018	$50,000		$5,659	$	*		$25.74
2019	50,000		2,989		*		25.81
2020	50,000		2,337		*		24.12

February 2024 Notes(6)
2019	$69,000		$2,989	$	*		$25.97
2020	69,000		2,337		*		24.60

November 2024 Notes(6)
2019	$63,250		$2,989	$	*		$25.75
2020	63,250		2,337		*		23.20

January 2026 Notes
2020	$125,000		$2,337	$	*	$	N/A
2021	125,000		2,822		*		N/A

November 2026 Notes
2021	$125,000		$2,822	$	*	$	N/A

Secured Borrowings
2021	$17,637		$2,822	$	*	$	N/A

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

(4) Not applicable to SBA debentures, Credit Facility, January 2026 Notes, the November 2026 Notes and Secured Borrowings because these senior securities are not registered for public trading. The average market value per unit for the Public Notes is based on the average of the closing market price as of each quarter end during the fiscal year and the prior year end, as applicable, and is expressed per $1,000 of indebtedness. The Public Notes were issued in $25 increments.

(5) We have excluded our SBA-guaranteed debentures from the asset coverage calculation (**) as of December 31, 2012 pursuant to the exemptive relief granted by the SEC in March 2012 that permits us to exclude such debentures from the definition of senior securities in the 200% asset coverage ratio (or 150% if we satisfy certain requirements) we are required to maintain under the 1940 Act.

(6) Our 2023 Notes were repaid in full on January 19, 2021. Our February 2024 Notes and our November 2024 Notes were repaid in full on November 2, 2021.

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to portfolio companies to fund various undrawn revolving loans, other debt investments and capital commitments totaling $8,170 and $5,645 as of December 31, 2021 and 2020, respectively. Such outstanding commitments are summarized in the following table:

	December 31, 2021				December 31, 2020
	Total		Unfunded		Total		Unfunded
Portfolio Company - Investment	Commitment		Commitment		Commitment		Commitment
Acendre Midco, Inc. - Revolving Loan	$1,000		$1,000		$-		$-
Combined Systems, Inc. - Revolving Loan	4,000		605		4,000		1,050
Elements Brands, LLC - Revolving Loan	3,000		838		3,000		838
Rhino Assembly Company, LLC - Delayed Draw Commitment	875		875		875		875
Safety Products Group, LLC - Common Equity (Units)	2,852	(1)	2,852	(1)	2,852	(1)	2,852	(1)
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.) - Revolving Loan	-		-		250		30
Wonderware Holdings, LLC (dba CORE Business Technologies) - Delayed Draw Term Loan	2,000		2,000		—		—
Total	$13,727		$8,170		$10,977		$5,645

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

No shares have been issued during the years ended December 31, 2021, 2020, and 2019.

Common Stock ATM Program

On August 21, 2014, the Company entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which the Company could sell, by means of at-the-market offerings from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50,000 (the “ATM Program”). There were no issuances of common stock under the ATM program during years ended December 31, 2021, 2020, and 2019.

Stock Repurchase Program

As described in Note 2, the Company has a Stock Repurchase Program under which the Company may acquire up to $5,000 of its outstanding common stock. During the year ended December 31, 2020, the Company repurchased 25,719 shares of common stock on the open market for $268. The Company did not make any repurchases of common stock during the years ended December 31, 2021 and 2019. The Company’s NAV per share increased by approximately $0.01 for the year ended December 31, 2020 as a result of the share repurchases. The following table summarizes the Company’s share repurchases under the Stock Repurchase Program for the years ended December 31, 2021, 2020, and 2019:

	Years Ended December 31,
Repurchases of Common Stock	2021	2020	2019
Number of shares repurchased	—	25,719	—
Cost of shares repurchased, including commissions	$—	$268	$—
Weighted average price per share	$—	$10.37	$—
Weighted average discount to net asset value at quarter end prior to repurchases	N/A	38.5%	N/A

Refer to Note 9 for additional information regarding the issuance of shares under the DRIP.

The Company had 24,437,400 shares of common stock outstanding as of December 31, 2021 and 2020.

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the last three fiscal years.

						DRIP				DRIP
Date	Record	Payment	Amount	Total	Cash	Shares		DRIP		Share
Declared	Date	Date	Per Share	Distribution	Distribution	Value		Shares		Issue Price
Year Ended December 31, 2019:
1/31/2019	3/8/2019	3/22/2019	$0.39	$9,541	$9,541	$—	(3)	—	(3)	—
4/29/2019	6/7/2019	6/21/2019	0.39	9,540	9,540	—	(3)	—	(3)	—
7/29/2019	9/6/2019	9/20/2019	0.39	9,541	9,541	—	(3)	—	(3)	—
10/29/2019	12/6/2019	12/20/2019	0.39	9,541	9,541	—	(3)	—	(3)	—
10/29/2019 (1)	12/6/2019	12/20/2019	0.04	978	978	—	(3)	—	(3)	—
			$1.60	$39,141	$39,141	$—		—
Year Ended December 31, 2020:
2/14/2020	3/13/2020	3/27/2020	$0.39	$9,537	$9,537	$—	(3)	—	(3)	—
4/29/2020	6/12/2020	6/26/2020	0.30	7,331	7,331	—	(3)	—	(3)	—
8/03/2020	9/11/2020	9/25/2020	0.30	7,331	7,331	—	(3)	—	(3)	—
10/26/2020	12/4/2020	12/18/2020	0.30	7,331	7,331	—	(3)	—	(3)	—
10/26/2020 (2)	12/4/2020	12/18/2020	0.04	978	978	—	(3)	—	(3)	—
			$1.33	$32,508	$32,508	$—		—
Year Ended December 31, 2021:
2/09/2021	3/12/2021	3/26/2021	$0.31	$7,575	$7,575	$—	(3)	—	(3)	—
2/09/2021 (2)	3/12/2021	3/26/2021	0.07	1,711	1,711	—	(3)	—	(3)	—
5/03/2021	6/14/2021	6/28/2021	0.31	7,576	7,576	—	(3)	—	(3)	—
5/03/2021 (2)	6/14/2021	6/28/2021	0.08	1,955	1,955	—	(3)	—	(3)	—
8/02/2021	9/14/2021	9/28/2021	0.32	7,820	7,820	—	(3)	—	(3)	—
8/02/2021 (2)	9/14/2021	9/28/2021	0.06	1,466	1,466	—	(3)	—	(3)	—
8/02/2021 (1)	9/14/2021	9/28/2021	0.04	977	977	—	(3)	—	(3)	—
11/01/2021	12/3/2021	12/17/2021	0.32	7,820	7,820	—	(3)	—	(3)	—
11/01/2021 (2)	12/3/2021	12/17/2021	0.04	978	978	—	(3)	—	(3)	—
11/01/2021 (1)	12/3/2021	12/17/2021	0.05	1,222	1,222	—	(3)	—	(3)	—
			$1.60	$39,100	$39,100	$—		—

(1)	Special dividend
(2)	Supplemental dividend
(3)

During the years ended December 31, 2021, 2020, and 2019, the Company directed the DRIP plan administrator to repurchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock in lieu of issuing new shares. Accordingly, the Company purchased and reissued shares to satisfy the DRIP obligation as follows:

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Fiscal Year Ended December 31, 2019:	and Reissued	Per Share	Amount Paid
January 1, 2019 through March 31, 2019	21,855	$15.25	$333
April 1, 2019 through June 30, 2019	14,067	16.23	228
July 1, 2019 through September 30, 2019	15,289	15.35	235
October 1, 2019 through December 31, 2019	17,525	15.27	268
Total	68,736	$15.48	$1,064

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Fiscal Year Ended December 31, 2020:	and Reissued	Per Share	Amount Paid
January 1, 2020 through March 31, 2020	31,586	$7.58	$239
April 1, 2020 through June 30, 2020	21,904	9.04	198
July 1, 2020 through September 30, 2020	28,871	10.18	294
October 1, 2020 through December 31, 2020	20,222	12.91	261
Total	102,583	$9.67	$992

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Year Ended December 31, 2021:	and Reissued	Per Share	Amount Paid
January 1, 2021 through March 31, 2021	15,562	$15.62	$243
April 1, 2021 through June 30, 2021	17,042	17.20	293
July 1, 2021 through September 30, 2021	18,201	17.82	324
October 1, 2021 through December 31, 2021	18,283	17.42	318
Total	69,088	$17.05	$1,178

Note 10. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2021 to 2012:

	Years Ended December 31,
	2021	2020	2019	2018	2017
Per share data:
Net asset value at beginning of period	$16.81	$16.85	$16.47	$16.05	$15.76
Net investment income (1)	1.03	1.62	1.31	1.43	1.44
Net realized gain (loss) on investments, net of tax (provision) (1)	2.19	(0.06)	(0.05)	(0.45)	0.67
Net unrealized appreciation (depreciation) on investments (1)	1.70	(0.27)	0.74	1.05	(0.23)
Realized losses on extinguishment of debt (1)	(0.17)	(0.01)	(0.02)	(0.01)	(0.01)
Total increase from investment operations (1)	4.75	1.28	1.98	2.02	1.87
Accretive (dilutive) effect of share issuances and repurchases	-	0.01	-	0.01	0.02
Dividends to stockholders	(1.60)	(1.33)	(1.60)	(1.60)	(1.60)
Distributions from capital gains	-	-	-	-	-
Taxes paid on deemed distributions	-	-	-	-	-
Other (2)	-	-	-	(0.01)	-
Net asset value at end of period	$19.96	$16.81	$16.85	$16.47	$16.05
Market value at end of period	$17.98	$13.10	$14.84	$11.69	$15.18
Shares outstanding at end of period	24,437,400	24,437,400	24,463,119	24,463,119	24,507,940
Weighted average shares outstanding during the period	24,437,400	24,442,431	24,463,119	24,471,730	23,527,188
Net assets at end of period	$487,764	$410,760	$412,310	$402,985	$393,273
Average net assets (6)	$437,690	$392,866	$404,284	$398,440	$376,292
Ratios to average net assets:
Total expenses (4)(10)	15.4%	11.8%	11.2%	10.7%	9.8%
Net investment income (5)	5.7%	10.1%	7.9%	8.8%	9.0%
Total return based on market value (3)	53.9%	1.0%	37.6%	(15.8%)	3.2%
Total return based on net asset value (8)	28.3%	7.6%	12.0%	12.6%	11.9%
Portfolio turnover ratio	47.7%	25.8%	17.2%	29.5%	29.5%
Supplemental Data:
Average debt outstanding (7)	$380,997	$385,350	$319,050	$271,560	$219,920
Average debt per share (1)	$15.59	$15.77	$13.04	$11.10	$9.35

	Years Ended December 31,
	2016	2015	2014	2013	2012
Per share data:
Net asset value at beginning of period	$15.17	$15.16	$15.35	$15.32	$14.90
Net investment income (1)	1.45	1.64	1.62	1.43	1.54
Net realized gain (loss) on investments, net of tax (provision) (1)	(0.77)	0.58	(1.18)	2.22	0.19
Net unrealized appreciation (depreciation) on investments (1)	1.59	(0.62)	0.92	(1.64)	0.18
Realized losses on extinguishment of debt (1)	-	-	-	-	-
Total increase from investment operations (1)	2.27	1.60	1.36	2.01	1.91
Accretive (dilutive) effect of share issuances and repurchases	(0.05)	0.02	0.19	0.18	0.03
Dividends to stockholders	(1.60)	(1.60)	(0.97)	(1.21)	(1.46)
Distributions from capital gains	-	-	(0.75)	(0.73)	-
Taxes paid on deemed distributions	-	-	-	(0.21)	-
Other (2)	(0.03)	(0.01)	(0.02)	(0.01)	(0.06)
Net asset value at end of period	$15.76	$15.17	$15.16	$15.35	$15.32
Market value at end of period	$15.73	$13.69	$14.85	$21.74	$16.45
Shares outstanding at end of period	22,446,076	16,300,732	16,051,037	13,755,232	11,953,847
Weighted average shares outstanding during the period	18,283,715	16,201,449	14,346,438	13,524,368	10,185,627
Net assets at end of period	$353,785	$247,362	$243,263	$211,125	$183,091
Average net assets (6)	$289,453	$245,706	$222,737	$209,136	$157,618
Ratios to average net assets:
Total expenses (4)(10)	11.7%	11.3%	10.3%	11.0%	11.5%
Net investment income (5)	9.2%	10.8%	10.5%	9.2%	10.0%
Total return based on market value (3)	23.8%	2.4%	(23.8%)	44.0%	38.1%
Total return based on net asset value (8)	15.0%	10.6%	8.9%	13.1%	12.8%
Portfolio turnover ratio	29.3%	22.5%	18.9%	44.9%	10.7%
Supplemental Data:
Average debt outstanding (7)	$221,200	$199,340	$152,700	$144,500	$126,050
Average debt per share (1)	$12.10	$12.30	$10.64	$10.68	$12.38

________________________________________________________

(1)	Weighted average per share data.
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

(4)

The total expenses to average net assets ratio is calculated using i) the "total expenses, net of income incentive fee and base management fee waiver", ii) the "income tax (provision) benefit", and iii) the "income tax (provision) benefit from realized gains on investments" captions as presented on the consolidated statements of operations.

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

(9)	The ratio of waived incentive fees to average net assets was (0.11)% for the year ended December 31, 2020. There was no incentive fee waived for the years ended December 31, 2021, 2019 through 2012.
(10)	The following is a schedule of supplemental expense ratios to average net assets:

	Years Ended December 31,
Ratio to average net assets:	2021	2020	2019	2018	2017
Expenses other than incentive fee (4)	8.9%	10.1%	8.5%	7.6%	6.9%
Incentive fee, net of incentive fee waiver (4)(9)	6.5%	1.7%	2.7%	3.1%	2.9%
Total expenses (4)	15.4%	11.8%	11.2%	10.7%	9.8%

	Years Ended December 31,
Ratio to average net assets:	2016	2015	2014	2013	2012
Expenses other than incentive fee (4)	8.1%	8.7%	8.1%	7.8%	8.4%
Incentive fee, net of incentive fee waiver (4)(9)	3.6%	2.6%	2.2%	3.2%	3.1%
Total expenses (4)	11.7%	11.3%	10.3%	11.0%	11.5%

Note 11. Selected Quarterly Financial Data (unaudited)

	March 31,	June 30,	September 30,	December 31,
	2021	2021	2021	2021
Total investment income	$23,290	$21,826	$21,229	$24,101
Net investment income	11,081	6,473	5,118	2,448
Net increase in net assets from operations	11,538	25,886	28,442	50,238
Net investment income per share(1)	$0.45	$0.26	$0.21	$0.10
Net increase in net assets from operations per share(1)	$0.47	$1.06	$1.16	$2.06
Net asset value per share at end of period	$16.90	$17.57	$18.31	$19.96

	March 31,	June 30,	September 30,	December 31,
	2020	2020	2020	2020
Total investment income	$19,983	$20,433	$21,077	$23,630
Net investment income	17,417	9,291	6,902	6,038
Net increase in net assets from operations	(26,971)	7,973	20,707	29,517
Net investment income per share(1)	$0.71	$0.38	$0.28	$0.25
Net increase in net assets from operations per share(1)	$(1.10)	$0.33	$0.85	$1.20
Net asset value per share at end of period	$15.37	$15.39	$15.94	$16.81

	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Total investment income	$20,330	$18,068	$19,201	$19,507
Net investment income	9,599	9,643	7,362	5,365
Net increase in net assets from operations	11,372	3,202	13,895	19,997
Net investment income per share(1)	$0.39	$0.39	$0.31	$0.22
Net increase in net assets from operations per share(1)	$0.46	$0.13	$0.57	$0.82
Net asset value per share at end of period	$16.55	$16.29	$16.47	$16.85

(1)	Per share amounts are calculated using the weighted average shares outstanding for the period. Due to rounding, the sum of the quarters may not equal the annual calculation on a per share basis.

Note 12. Income Taxes

The Company has elected to be treated for federal income tax purposes as a RIC, whereby the Company generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that the Company distributes to its stockholders as dividends. The Company must generally distribute at least 90% of its investment company taxable income to maintain its RIC status. As part of maintaining RIC status, undistributed taxable income pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the due date for filing of the federal income tax return (including extensions) for the prior year, the 15th day of the 10th month following the prior tax year. Such taxable income carried forward to the next tax year will be subject to excise tax equal to 4% of the amount by which (i) 98% of the Company’s ordinary income recognized during a calendar year and (ii) 98.2% of the Company’s long term capital gains, as defined by Subchapter M of the Code, recognized for the one year period ending October 31st of a calendar year exceeds the respective distributions for the year. Excise tax is included as a component of income tax provision and income tax (provision) on realized gains on investments, depending on the character of the underlying taxable income (ordinary or capital gains), on the consolidated statements of operations.

The Taxable Subsidiaries hold certain portfolio investments for the Company. The Taxable Subsidiaries are consolidated for financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in the Company’s consolidated financial statements. The principal purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies which are “pass through” entities for federal income tax purposes in order to comply with the “source-of-income” requirements contained in the RIC tax provisions of Subchapter M of the Code. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal corporate income tax purposes, and each Taxable Subsidiary is subject to U.S. federal corporate income tax on its taxable income. The Taxable Subsidiaries are taxed as corporations and do not intend to qualify as a RIC pursuant to Subchapter M of the Code. As corporations, the Taxable Subsidiaries are obligated to pay federal, state and local income tax on taxable income, as applicable. Income earned and gains realized on the investment or investments held by the Taxable Subsidiary are taxable to such subsidiary. A tax provision for ordinary income, if any, is shown as income tax provision in the Consolidated Statements of Operations of the Company. A tax provision for realized and unrealized gains on investments is included as a reduction of realized and unrealized gains (losses) on investments in the Consolidated Statements of Operations of the Company. For the years ended December 31, 2021, 2020, and 2019, the Taxable Subsidiaries were subject to a 21% federal income tax rate. The Company classifies interest and penalties, if any, as a component of income tax provision on the consolidated statements of operations. Income tax expense at the Taxable Subsidiaries is included as a component of the income tax provisions, depending on the character of the underlying taxable income (ordinary or capital gains), on the consolidated statements of operations. For the years ended December 31, 2021, 2020, and 2019, income tax expense at the Taxable Subsidiaries was $1,827, $628, and $233, respectively.

The Company and the Taxable Subsidiaries are also subject to various state and local income taxes.

The following table is a reconciliation of net increase in net assets resulting from operations on the consolidated statements of operations to taxable income and to total distributions declared to common stockholders for the years ended December 31, 2021, 2020, and 2019.

	2021 (1)	2020	2019
Net increase in net assets resulting from operations	$116,104	$31,226	$48,466
Net change in unrealized (appreciation) depreciation on investments	(41,496)	6,578	(18,188)
Permanent book income and tax income differences	2,176	1,810	1,133
Temporary book income and tax income differences	4,599	(5,091)	6,439
Capital loss carry forward (utilization)	(25,024)	3,385	1,089
Taxable income	56,359	37,908	38,939
Taxable income earned in prior year and carried forward for distribution in current year	20,832	15,432	15,634
Taxable Subsidiaries liquidating distributions	-	-	-
Taxable income earned in current period and carried forward for distribution in following year	(38,091)	(20,832)	(15,432)
Total distributions to common stockholders	$39,100	$32,508	$39,141

(1)

The Company’s taxable income for 2021 is an estimate and will not be finalized until the Company files its 2021 federal income tax returns in 2022. Therefore, the Company’s actual taxable income, and the Company’s actual taxable income that was earned in 2021 and carried forward for distribution in 2022, may be different than this estimate.

For tax purposes, distributions paid to stockholders are reported as ordinary income, long term capital gains and return of capital, or a combination thereof. The tax character of distributions paid for the years ended December 31, 2021, 2020, and 2019 was as follows:

	2021	2020	2019
Ordinary income	$39,100	$32,508	$39,141
Long term capital gains	-	-	-
Return of capital	-	-	-
Total distributions to common stockholders	$39,100	$32,508	$39,141

The Company estimates that it generated undistributed ordinary taxable income of approximately $18,175, or $0.74 per share, and undistributed long term capital gains of $19,916, or $0.82 per share, during 2021 that will be carried forward and distributed in 2022. Ordinary dividend distributions from a RIC do not qualify for the preferential federal income tax rate on dividend income from certain domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations.

The Company may distribute a portion of its realized net long term capital gains in excess of realized net short term capital losses to its stockholders, but may also decide to retain a portion, or all, of its net capital gains and elect to make a “deemed distribution” to its stockholders. For the years ended December 31, 2021, 2020, and 2019, the Company did not elect to designate retained net capital gains as a deemed distribution.

As of December 31, 2021 and 2020, the tax basis components of distributable earnings were as follows:

	December 31,	December 31,
	2021 (1)	2020
Undistributed ordinary income	$18,175	$20,832
Undistributed long term capital gains	19,916	-
Unrealized appreciation (depreciation)	97,338	55,842
Temporary book/tax differences	(9,496)	(4,896)
Capital loss carry forward	-	(25,024)
Total distributable earnings	$125,933	$46,754

(1)

The Company’s distributable earnings for 2021 is an estimate and will not be finally determined until the Company files its 2021 federal income tax returns in 2022. Therefore, the Company’s actual distributable earnings may be different than this estimate.

For federal income tax purposes, the cost of investments owned at December 31, 2021 and 2020 was approximately $623,527 and $685,825, respectively.

	December 31,	December 31,
	2021 (1)	2020
Tax-basis amortized cost of investments	$623,527	$685,825
Tax-basis gross unrealized appreciation on investments	110,481	74,929
Tax-basis gross unrealized depreciation on investments	(14,884)	(17,885)
Tax-basis net unrealized appreciation on investments	95,597	57,044
Fair value of investments	$719,124	$742,869

(1)

The Company’s tax-basis amortized cost of investments for 2021 is an estimate and will not be finally determined until 2022 when the Company receives the relevant tax forms from portfolio companies with equity investments. Therefore, the Company’s actual tax-basis amortized cost of investments may be different than this estimate.

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These permanent book-to-tax differences are reclassified on the consolidated statements of changes in net assets to reflect their tax character but have no impact on total net assets. The following permanent book-to-tax differences were reclassified on the consolidated statements of changes in net assets for the years ended December 31, 2021, 2020, and 2019.

	2021 (1)	2020	2019
Additional paid-in capital	$(2,175)	$(1,811)	$(627)
Total distributable earnings	2,175	1,811	627

(1)

The Company’s permanent book-to-tax reclassifications for 2021 are an estimate and will not be finalized until the Company files its 2021 federal income tax returns in 2022. Therefore, the Company’s actual permanent book-to-tax reclassifications may be different than this estimate. The Company adjusts such reclassifications in the following years when finalized, and such adjustments are reflected in the consolidated statements of changes in net assets and the consolidated statements of assets and liabilities.

Note 13. Subsequent Events

On January 7, 2022, the Company issued an additional $1,500 in SBA debentures.

On February 1, 2022, the Company invested $10,750 in first lien debt and common equity of a leading provider of alternative out-of-home advertising across the C-store & gas station, retail, truckside & transit markets, among others.

On February 8, 2022, the Company exited its debt investments in Mirage Trailers LLC. The Company received payment in full of $6,735 on its second lien debt.

On February 15, 2022, the Company issued an additional $19,500 in SBA debentures.

On February 15, 2022, the Board declared a regular quarterly dividend of $0.36 per share and a supplemental dividend of $0.17 per share payable March 25, 2022, to stockholders of record as of March 11, 2022.

On February 17, 2022, the Company invested $22,440 in first lien debt and common equity of Micronics Filtration Holdings, Inc. (dba Micronics Engineered Filtration Group, Inc.), a global provider of aftermarket and OEM filtration equipment and consumables for use in mining, chemical, wastewater and various other industrial end markets.

On February 18, 2022, the Company received a distribution on its equity investment in Frontline Food Services, LLC
(f/k/a Accent Food Services, LLC), resulting in a realized gain of approximately $200.

On February 25, 2022, the Company issued an additional $10,500 in SBA debentures.

On February 28, the Company repaid $20,000 of SBA debentures with a weighted average interest rate of 2.819% which would have matured on dates ranging from March 2025 to March 2028.

On March 1, 2022, the Company invested $15,000 in second lien debt of Quest Software US Holdings, Inc., a global cybersecurity, data intelligence, and IT operations management software provider.

On March 1, 2022, the Company received a distribution on its equity investment in SpendMend LLC, resulting in a realized gain of approximately $6,077.

On March 2, 2022, the Company invested $14,436 in subordinated debt, preferred equity and common equity of CIH Intermediate, LLC, a technology-based risk management firm that provides education and customized price risk management services to businesses affected by volatility in the agriculture markets.

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

Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

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

4.7 4.8

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

10.8

Form of Indemnification Agreement between Fidus Investment Corporation and each officer and director of Fidus Investment Corporation (Filed as Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q, filed with the U.S. Securities and Exchange Commission on August 5, 2021).

10.9 10.10 10.11

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

21.1	List of Subsidiaries.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
†	Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDUS INVESTMENT CORPORATION A Maryland Corporation

Date: March 3, 2022

/s/ EDWARD H. ROSS
Name: Edward H. Ross
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ EDWARD H. ROSS Edward H. Ross	Chairman and Chief Executive Officer (Principal Executive Officer)	March 3, 2022

/s/ THOMAS C. LAUER Thomas C. Lauer	President and Director	March 3, 2022

/s/ SHELBY E. SHERARD Shelby E. Sherard	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2022

/s/ RAYMOND L. ANSTISS, JR. Raymond L. Anstiss, Jr.	Director	March 3, 2022

/s/ CHARLES D. HYMAN Charles D. Hyman	Director	March 3, 2022

/s/ EDWARD X. TUNE Edward X. Tune	Director	March 3, 2022