Form 10-Q
period 2022-03-31
FIDUS INVESTMENT Corp
filed 2022-05-05
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 3, 2022, the Registrant had outstanding 24,437,400 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	March 31,
	2022	December 31,
	(unaudited)	2021
ASSETS
Investments, at fair value:
Control investments (cost: $6,832 and $6,833, respectively)	$2,150	$2,151
Affiliate investments (cost: $46,542 and $55,519, respectively)	122,428	137,284
Non-control/non-affiliate investments (cost: $666,602 and $559,434, respectively)	687,417	579,689
Total investments, at fair value (cost: $719,976 and $621,786, respectively)	811,995	719,124
Cash and cash equivalents	86,113	169,417
Interest receivable	10,318	8,231
Prepaid expenses and other assets	580	413
Total assets	$909,006	$897,185
LIABILITIES
SBA debentures, net of deferred financing costs (Note 6)	$124,803	$103,978
Notes, net of deferred financing costs (Note 6)	245,290	245,016
Borrowings under Credit Facility, net of deferred financing costs (Note 6)	(483)	(595)
Secured Borrowings	17,443	17,637
Accrued interest and fees payable	3,615	4,668
Base management fee payable, net of base management fee waiver – due to affiliate	3,268	3,135
Income incentive fee payable – due to affiliate	1,053	2,622
Capital gains incentive fee payable – due to affiliate	23,361	29,227
Administration fee payable and other – due to affiliate	420	668
Taxes (receivable) payable	2,043	2,410
Accounts payable and other liabilities	1,691	655
Total liabilities	$422,504	$409,421
Commitments and contingencies (Note 7)
NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 24,437,400 and 24,437,400 shares
issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	$24	$24
Additional paid-in capital	361,807	361,807
Total distributable earnings	124,671	125,933
Total net assets	486,502	487,764
Total liabilities and net assets	$909,006	$897,185
Net asset value per common share	$19.91	$19.96

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

(in thousands, except shares and per share data)

	Three Months Ended
	March 31,
	2022	2021
Investment Income:
Interest income
Control investments	$-	$593
Affiliate investments	884	848
Non-control/non-affiliate investments	16,197	17,697
Total interest income	17,081	19,138
Payment-in-kind interest income
Control investments	-	341
Affiliate investments	30	111
Non-control/non-affiliate investments	517	516
Total payment-in-kind interest income	547	968
Dividend income
Control investments	-	-
Affiliate investments	656	-
Non-control/non-affiliate investments	33	93
Total dividend income	689	93
Fee income
Control investments	-	400
Affiliate investments	137	183
Non-control/non-affiliate investments	2,061	2,508
Total fee income	2,198	3,091
Interest on idle funds	3	-
Total investment income	20,518	23,290
Expenses:
Interest and financing expenses	4,412	5,194
Base management fee	3,343	3,176
Incentive fee - income	1,053	2,669
Incentive fee (reversal) - capital gains	270	91
Administrative service expenses	422	413
Professional fees	515	323
Other general and administrative expenses	287	345
Total expenses before base management fee waiver	10,302	12,211
Base management fee waiver	(76)	-
Total expenses, net of base management fee waiver	10,226	12,211
Net investment income before income taxes	10,292	11,079
Income tax provision (benefit)	(46)	(2)
Net investment income	10,338	11,081
Net realized and unrealized gains (losses) on investments:
Net realized gains (losses):
Control investments	139	957
Affiliate investments	324	-
Non-control/non-affiliate investments	6,405	2,259
Total net realized gain (loss) on investments	6,868	3,216
Income tax (provision) benefit from realized gains on investments	1	-
Net change in unrealized appreciation (depreciation):
Control investments	-	892
Affiliate investments	(5,879)	3,952
Non-control/non-affiliate investments	560	(5,423)
Total net change in unrealized appreciation (depreciation) on investments	(5,319)	(579)
Net gain (loss) on investments	1,550	2,637
Realized losses on extinguishment of debt	(198)	(2,180)
Net increase (decrease) in net assets resulting from operations	$11,690	$11,538
Per common share data:
Net investment income per share-basic and diluted	$0.42	$0.45
Net increase in net assets resulting from operations per share — basic and diluted	$0.48	$0.47
Dividends declared per share	$0.53	$0.38
Weighted average number of shares outstanding — basic and diluted	24,437,400	24,437,400

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except shares)

	Common Stock		Additional	Total
	Number of	Par	paid-in	distributable	Total net
	shares	value	capital	earnings	assets
Balances at December 31, 2020	24,437,400	$24	$363,751	$46,985	$410,760
Net investment income	—	—	—	11,081	11,081
Net realized gain (loss) on investments, net of taxes	—	—	—	3,216	3,216
Net unrealized appreciation (depreciation) on investments	—	—	—	(579)	(579)
Realized losses on extinguishment of debt	—	—	—	(2,180)	(2,180)
Dividends declared	—	—	—	(9,286)	(9,286)
Balances at March 31, 2021	24,437,400	$24	$363,751	$49,237	$413,012
Balances at December 31, 2021	24,437,400	$24	$361,807	$125,933	$487,764
Net investment income	—	—	—	10,338	10,338
Net realized gain (loss) on investments, net of taxes	—	—	—	6,869	6,869
Net unrealized appreciation (depreciation) on investments	—	—	—	(5,319)	(5,319)
Realized losses on extinguishment of debt	—	—	—	(198)	(198)
Dividends declared	—	—	—	(12,952)	(12,952)
Balances at March 31, 2022	24,437,400	$24	$361,807	$124,671	$486,502

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$11,690	$11,538
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Net change in unrealized (appreciation) depreciation on investments	5,319	579
Net realized (gain) loss on investments	(6,868)	(3,216)
Interest and dividend income paid-in-kind	(547)	(968)
Accretion of original issue discount	(23)	(597)
Accretion of loan origination fees	(280)	(747)
Purchase of investments	(114,428)	(63,107)
Proceeds from sales and repayments of investments	23,185	98,565
Proceeds from loan origination fees	771	476
Realized losses on extinguishment of debt	198	2,180
Amortization of deferred financing costs	524	583
Changes in operating assets and liabilities:
Interest receivable	(2,087)	457
Prepaid expenses and other assets	(167)	(652)
Accrued interest and fees payable	(1,053)	(533)
Base management fee payable, net of base management fee waiver – due to affiliate	133	(68)
Income incentive fee payable – due to affiliate	(1,569)	59
Capital gains incentive fee (reversal) – due to (from) affiliate	(5,866)	91
Administration fee payable and other – due to affiliate	(248)	(382)
Taxes payable	(367)	(700)
Accounts payable and other liabilities	1,036	(57)
Net cash provided by (used for) operating activities	(90,647)	43,501
Cash Flows from Financing Activities:
Proceeds received from SBA debentures	41,500	6,000
Repayments of SBA debentures	(20,000)	(19,200)
Principal payments on Notes	—	(100,000)
Proceeds received from (repayments of) borrowings under Credit Facility, net	—	15,000
Proceeds received from (repayments of) Secured Borrowings, net	(194)	—
Payment of deferred financing costs	(1,011)	(148)
Dividends paid to stockholders, including expenses	(12,952)	(9,286)
Net cash provided by (used for) financing activities	7,343	(107,634)
Net increase (decrease) in cash and cash equivalents	(83,304)	(64,133)
Cash and cash equivalents:
Beginning of period	169,417	124,308
End of period	$86,113	$60,175
Supplemental disclosure of cash flow information:
Cash payments for interest	$4,941	$5,144
Cash payments for taxes, net of tax refunds received	$320	$698

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

March 31, 2022

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets

Control Investments (t)
Hilco Plastics Holdings, LLC (dba Hilco Technologies) (n)	Component Manufacturing
Common Equity (Units N/A)				4/6/2021			$—	$—	0%

Mesa Line Services, LLC (n)	Utilities: Services
Common Equity (10 shares) (j)				4/22/2021			—	2,150	1%

US GreenFiber, LLC (n)	Building Products Manufacturing
Second Lien Debt (j)(y)			10.00%/3.00%	7/3/2014	8/30/2024	$5,226	5,223	—
Common Equity (2,522 units) (h)(j)				7/3/2014			585	—
Common Equity (425,508 units) (j)				8/30/2019			1	—
Common Equity (1,022,813 units) (h)(j)				7/1/2020			1,023	—
							6,832	—	0%

Total Control Investments							$6,832	$2,150	1%

Affiliate Investments (l)
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	Building Products Manufacturing
Subordinated Debt (j)			10.00%/0.00%	12/31/2021	12/31/2027	$9,602	$9,602	$9,602
Common Equity (5,690units) (h) (j)				12/31/2021			5,690.00	5,690.00
Common Equity (7,113 units) (h) (j)				12/31/2021			7,113.00	7,113.00
Common Equity (2,012units) (h) (j)				12/31/2021			-	-
							22,405	22,405	4%

FAR Research Inc. (n)	Specialty Chemicals
Common Equity (1,396 units)				3/31/2014			—	28	0%

Medsurant Holdings, LLC	Healthcare Services
Preferred Equity (84,997 units) (h)(j)				4/12/2011			716	842
Warrant (252,588 units) (h)(j)(m)				4/12/2011			2,258	2,857
							2,974	3,699	1%
Mirage Trailers LLC (n)	Utility Equipment Manufacturing
Common Equity (2,500,000 shares)				11/25/2015			—	—	0%

Pfanstiehl, Inc.	Healthcare Products
Common Equity (4,250 units) (j)				3/29/2013			425	59,297	12%

Pinnergy, Ltd.	Oil & Gas Services
Common Equity - Class A-2 (42,500 units) (j)				10/13/2016			3,000	18,440	4%

Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	Aerospace & Defense Manufacturing
First Lien Debt (k)(ag)		(L + 5.50%) / (1.00%)	6.50%/0.00%	2/12/2021	2/11/2026	13,000	12,926	13,000
Common Equity (41,290 units) (j)				2/12/2021			2,609	801
Common Equity (12,035 units) (j)				8/25/2021			1,203	1,204
							16,738	15,005	3%
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Common Equity (1,000,000 units)				11/12/2015			1,000	3,554	1%

Total Affiliate Investments							$46,542	$122,428	25%

Non-control/Non-affiliate Investments
2KDirect, Inc. (dba iPromote)	Information Technology Services
First Lien Debt (k)		(L + 6.75%) / (0.50%)	7.25%/0.00%	6/25/2021	6/25/2026	$12,837	$12,764	$12,837
First Lien Debt (j)(aa)		(L + 6.75%) / (0.50%)	7.25%/0.00%	7/30/2021	6/25/2026	3,950	3,950	3,950
Common Equity (1,000,000 units)				6/25/2021			1,000	688
							17,714	17,475	4%
Acendre Midco, Inc.	Information Technology Services
First Lien Debt (j)		(L + 7.75%) / (0.50%)	8.25%/0.00%	10/6/2021	10/6/2026	5,500	5,485	5,485
First Lien Debt (j)		(L + 7.75%) / (0.50%)	8.25%/0.00%	10/6/2021	10/6/2026	12,500	12,440	12,439
Revolving Loan ($1,000 unfunded commitment) (j)(i)				10/6/2021			—	—
Common Equity (500,000 shares) (j)				10/6/2021			371	371
Warrant (150,000 shares) (j)(m)				10/6/2021			129	129
							18,425	18,424	4%
Aeronix Inc.	Aerospace & Defense Manufacturing
First Lien Debt (ai)		(L + 5.88%) / (0.50%)	6.38%/0.00%	6/11/2021	6/11/2026	14,250	14,170	14,250
Common Equity (549 units)				6/11/2021			593	684
							14,763	14,934	3%
Allredi, LLC (fka Marco Group International OpCo, LLC)	Industrial Cleaning & Coatings
Second Lien Debt			10.50%/2.25%	3/2/2020	9/2/2026	10,314	10,246	8,431
Common Equity (570,636 units) (h)(j)				7/21/2017			637	—
Common Equity (39,443 units) (h)(j)				11/24/2021			22	14
							10,905	8,445	2%
American AllWaste LLC (dba WasteWater Transport Services)	Environmental Industries
First Lien Debt (j)(p)		(L + 6.15%) / (1.00%)	7.15%/0.00%	6/28/2021	6/28/2026	20,500	20,293	20,500
First Lien Debt (j)(o)		(L + 3.75%) / (1.00%)	4.75%/0.00%	6/28/2021	6/28/2026	330	330	330
Preferred Equity (500 units) (h)(j)				5/31/2018			500	456
Preferred Equity (207 units) (h)(j)				8/6/2019			250	195
Preferred Equity (141 units) (h)(j)				11/2/2020			171	133
Preferred Equity (74 units) (h)(j)				12/29/2021			97	78
							21,641	21,692	5%
AOM Intermediate Holdco, LLC (dba AllOver Media)	Information Technology Services
First Lien Debt (aq)		(S + 6.50%) / (0.75%)	7.25%/0.00%	2/1/2022	2/1/2027	10,000	9,927	9,927
Common Equity (750 units) (h)(j)				2/1/2022			750	750
							10,677	10,677	2%
Applied Data Corporation	Information Technology Services
First Lien Debt (k)(v)		(L + 6.25%) / (1.50%)	7.75%/0.00%	11/6/2020	11/6/2025	11,500	11,444	11,500
Common Equity (22 units)				11/6/2020			15	102
Preferred Equity (1,104,539 units)				11/6/2020			1,105	1,224
							12,564	12,826	3%
Argo Turboserve Corporation	Business Services
Second Lien Debt (j)		(L + 10.75%) / (2.00%)	12.75%/0.00%	12/26/2018	6/28/2023	11,625	11,604	11,625	2%

Auto CRM LLC (dba Dealer Holdings)	Information Technology Services
First Lien Debt (j)		(P + 5.50%) / (3.25%)	8.75%/0.85%	10/1/2021	10/1/2026	7,532	7,465	7,465
Subordinated Debt (j)			0.00%/12.75%	10/1/2021	12/31/2026	533	529	528
Common Equity (500 units) (j)				10/1/2021			500	500
							8,494	8,493	2%
AVC Investors, LLC (dba Auveco)	Specialty Distribution
Common Equity (5,000 units) (j)				1/3/2018			382	799	0%

B&B Roadway and Security Solutions, LLC (n)	Component Manufacturing
Common Equity (50,000 units) (h)(j)				2/27/2018			—	—	0%

Bandon Fitness (Texas), Inc.	Retail

Common Equity (545,810 units) (j)				8/9/2019			931	3,254	1%

BCM One Group Holdings, Inc.	Information Technology Services
Subordinated Debt (j)			10.25%/0.00%	11/17/2021	11/17/2028	11,333	11,272	11,272	2%

Bedford Precision Parts LLC	Specialty Distribution
First Lien Debt (j)(s)		(L + 6.25%) / (1.00%)	7.25%/0.00%	3/12/2019	3/12/2024	4,472	4,458	4,472
Common Equity (500,000 units) (h)(j)				3/12/2019			500	364
							4,958	4,836	1%
Cardback Intermediate, LLC (dba Chargeback Gurus)	Information Technology Services
First Lien Debt (j)(ah)		(L + 6.50%) / (0.75%)	7.25%/0.00%	8/10/2021	8/10/2026	13,779	13,711	13,779
Common Equity (495 shares) (j)				8/10/2021			125	—
Preferred Equity (495 shares) (j)				8/10/2021			125	248
							13,961	14,027	3%
Cardboard Box LLC (dba Anthony's Coal Fired Pizza)	Restaurants
Common Equity (521,021 units) (j)(ao)				12/15/2015			521	55
Preferred Equity (1,043,133 units) (j)(ao)				12/6/2019			96	283
							617	338	0%
CIH Intermediate, LLC	Business Services
Subordinated Debt (k)			10.00%/1.00%	3/3/2022	3/3/2028	13,647	13,513	13,512
Common Equity (563 shares) (j)				3/3/2022			400	400
Preferred Equity (563 shares) (j)				3/3/2022			400	400
							14,313	14,312	3%
Combined Systems, Inc.	Aerospace & Defense Manufacturing
First Lien Debt		(L + 10.00%) / (2.00%)	12.00%/0.00%	1/31/2020	1/31/2025	6,991	6,958	7,061
Revolving Loan ($605 unfunded commitment) (j)(ac)		(L + 12.00%) / (2.00%)	14.00%/0.00%	1/31/2020	1/31/2025	3,395	3,381	3,395
							10,339	10,456	2%
Comply365, LLC	Aerospace & Defense Manufacturing
First Lien Debt (ad)		(L + 8.00%) / (1.00%)	9.00%/0.00%	12/11/2020	12/11/2025	8,562	8,454	8,562
Common Equity (1,000,000 units)				12/11/2020			1,000	1,400
							9,454	9,962	2%
CRS Solutions Holdings, LLC (dba CRS Texas)	Business Services
Common Equity (538,875 units) (h)(j)				3/14/2018			621	596	0%

Dataguise, Inc.	Information Technology Services
First Lien Debt (j)			11.00%/0.00%	12/31/2020	12/31/2023	19,800	19,742	19,800
Common Equity (909 shares) (j)				12/31/2020			1,500	1,527
							21,242	21,327	4%
Diversified Search LLC	Business Services
First Lien Debt (k)(r)		(S + 6.50%) / (1.00%)	7.50%/0.00%	2/7/2019	2/7/2024	24,155	23,964	24,155
Common Equity (573 units) (h)(j)				2/7/2019			593	816
							24,557	24,971	5%
EBL, LLC (EbLens)	Retail
Second Lien Debt (j)			12.00%/1.00%	7/13/2017	1/13/2023	9,351	9,333	9,067
Common Equity (75,000 units) (j)				7/13/2017			750	—
							10,083	9,067	2%
ECM Industries, LLC	Component Manufacturing
Common Equity (1,000,000 units) (h)(j)				4/30/2020			243	1,289	0%

Elements Brands, LLC	Consumer Products
First Lien Debt			12.25%/0.00%	12/31/2020	12/31/2025	5,700	5,675	5,700
Revolving Loan ($3,000 unfunded commitment) (j)(i)			12.25%/0.00%	12/31/2020	12/31/2025	—	(13)	—
							5,662	5,700	1%
Fishbowl Solutions, LLC	Information Technology Services
First Lien Debt (ar)		(S + 7.75%) / (1.00%)	8.75%/0.00%	3/25/2022	3/25/2027	14,500	14,392	14,392	3%

Frontline Food Services, LLC (f/k/a Accent Food Services, LLC) (n)	Vending Equipment Manufacturing
Preferred Equity (Class A Units) (46 units) (j)				12/31/2020			—	—
Common Equity (Class B Units) (124 units) (j)				12/31/2020			—	—
Preferred Equity (Class C Units) (100 units) (j)				12/31/2020			—	—
							—	—	0%
Global Plasma Solutions, Inc.	Component Manufacturing
Common Equity (947 shares) (j)				9/21/2018			52	1,271	0%

GP&C Operations, LLC (dba Garlock Printing and Converting)	Component Manufacturing
First Lien Debt (w)		(L + 7.25%) / (1.00%)	8.25%/0.00%	1/22/2021	1/22/2026	11,000	10,874	11,000
Common Equity (515,625 units) (h)(j)				1/22/2021			516	335
							11,390	11,335	2%
Green Cubes Technology, LLC (dba Green Cubes)	Information Technology Services
First Lien Debt (j)		(L + 13.00%) / (0.00%)	13.51%/0.00%	12/17/2021	12/17/2024	13,000	12,934	12,934	3%

Gurobi Optimization, LLC	Information Technology Services
Common Equity (3 shares)				12/19/2017			605	2,403	1%

Haematologic Technologies, Inc.	Healthcare Services
First Lien Debt (x)		(L + 8.25%) / (2.00%)	10.25%/0.00%	10/11/2019	10/11/2024	5,378	5,357	4,945
Common Equity (630 units) (h)(j)				10/11/2019			630	87
							5,987	5,032	1%
Hallmark Health Care Solutions, Inc.	Healthcare Services
First Lien Debt (j)(ae)		(L + 7.25%) / (1.50%)	8.75%/0.00%	12/4/2020	12/4/2025	8,420	8,373	8,420
Common Equity (750,000 units) (j)				12/4/2020			750	2,849
							9,123	11,269	2%
Healthfuse, LLC	Healthcare Services
First Lien Debt (af)		(L + 7.25%) / (1.00%)	8.25%/0.00%	11/13/2020	11/13/2025	5,219	5,190	5,219
Preferred Equity (197,980 units)				11/13/2020			750	1,180
							5,940	6,399	1%
Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt (k)			13.50%/0.00%	3/23/2016	3/31/2023	25,000	24,988	23,139
Common Equity (3,750 units)				3/23/2016			114	—
Preferred Equity (868 units) (j)				10/16/2020			150	105
							25,252	23,244	5%
IBH Holdings, LLC (fka Inflexxion, Inc.)	Business Services
Common Equity (150,000 units)				6/20/2018			—	487	0%

Ipro Tech, LLC	Information Technology Services
First Lien Debt (j)(u)		(L + 7.00%) / (1.00%)	8.00%/1.00%	6/30/2020	7/28/2025	19,477	18,589	19,477
Preferred Equity (j)				7/28/2021			682	1,023
							19,271	20,500	4%
ISI PSG Holdings, LLC (dba Incentive Solutions, Inc.)	Business Services
First Lien Debt (j)(aj)		(L + 7.50%) / (0.50%)	8.00%/0.00%	4/5/2021	4/5/2026	12,340	12,255	12,340
First Lien Debt (j)(an)		(L + 7.50%) / (0.50%)	8.00%/0.00%	6/30/2021	4/5/2026	13,163	13,163	13,163
Common Equity (256,964 units) (h)(j)				4/5/2021			500	702
							25,918	26,205	5%
K2 Merger Agreement Agent, LLC (fka K2 Industrial Services, Inc.) (n)	Industrial Cleaning & Coatings
Second Lien Debt (j) (y)			0.00%/10.00%	1/28/2019	1/28/2023	2,368	2,368	2,225	1%

The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Common Equity (855 shares) (j)				12/8/2017			933	1,586	0%

Level Education Group, LLC (dba CE4Less)	Business Services
First Lien Debt (ak)		(L + 6.75%) / (0.50%)	7.25%/0.00%	4/1/2021	4/1/2026	5,397	5,364	5,397
Common Equity (1,000,000 units) (j)				4/1/2021			1,000	1,296
							6,364	6,693	1%
LifeSpan Biosciences, Inc.	Healthcare Products
Subordinated Debt (j)			11.50%/0.00%	3/19/2021	9/19/2026	16,000	15,935	16,000
Common Equity (100 shares) (j)				3/19/2021			1,000	1,025

							16,935	17,025	4%
Micronics Filtration Holdings, Inc. (dba Micronics Engineered Filtration Group, Inc.)	Component Manufacturing
First Lien Debt (k) (as)		(S + 5.50%) / (0.50%)	6.00%/0.00%	2/17/2022	2/17/2027	21,000	20,846	20,846
Common Equity (14,400 units) (j)				2/17/2022			1,440	1,440
							22,286	22,286	5%
Midwest Transit Equipment, Inc.	Transportation services
Warrant (7,192 shares) (j)(m)				6/23/2017			180	144
Warrant (4.79% of Junior Subordinated Notes) (j)(q)				6/23/2017			190	269
							370	413	0%
Mobilewalla, Inc.	Information Technology Services
First Lien Debt (j)		(L + 11.50%) / (0.50%)	12.02%/0.00%	12/17/2021	12/17/2024	5,715	5,689	5,689	1%

Netbase Solutions, Inc. (dba Netbase Quid)	Information Technology Services
First Lien Debt (k)(ap)		(P + 5.50%) / (3.25%)	8.75%/1.50%	11/18/2021	11/18/2025	16,708	16,596	16,596	4%

NGT Acquisition Holdings, LLC (dba Techniks Industries)	Component Manufacturing
Common Equity (378 units) (j)				5/24/2017			500	182	0%

OMC Investors, LLC (dba Ohio Medical Corporation)	Healthcare Products
Second Lien Debt			13.00%/0.00%	1/26/2021	6/30/2024	5,000	4,967	5,000
Common Equity (5,000 units)				1/15/2016			209	675
							5,176	5,675	1%
Palisade Company, LLC	Information Technology Services
Common Equity (50 shares) (j)				11/15/2018			500	1,521	0%

Palmetto Moon, LLC	Retail
Common Equity (499 units) (j)				11/3/2016			265	948	0%

Pool & Electrical Products, LLC (n)	Specialty Distribution
Common Equity (15,000 units) (h)(j)				10/28/2020			549	4,466	1%

Power Grid Components, Inc.	Specialty Distribution
Second Lien Debt (k)			11.00%/1.00%	4/12/2018	12/2/2025	17,614	17,558	17,614
Preferred Equity (392 shares) (j)				4/12/2018			392	578
Preferred Equity (48 shares) (j)				12/2/2019			48	71
Common Equity (10,622 shares) (j)				4/12/2018			462	207
							18,460	18,470	4%
PowerGrid Services Acquisition, LLC	Utilities: Services
Second Lien Debt (j)		(L + 9.50%) / (1.00%)	10.50%/0.00%	9/21/2021	3/21/2029	10,831	10,781	10,831
Common Equity (5,000 units) (h)(j)				9/21/2021			500	493
							11,281	11,324	2%
Prime AE Group, Inc.	Business Services
First Lien Debt (j)		(L + 6.25%) / (2.00%)	8.25%/0.00%	11/25/2019	11/25/2024	6,000	5,897	6,000
Preferred Equity (900,000 shares) (j)				11/25/2019			900	454
							6,797	6,454	1%
Pugh Lubricants, LLC (n)	Specialty Distribution
Common Equity (3,062 units) (h)(j)				11/10/2016			—	—	0%

Quest Software US Holdings Inc.	Information Technology Services
Second Lien Debt (j)		(S + 7.50%) / (0.50%)	8.00%/0.00%	3/1/2022	2/1/2030	15,000	14,777	14,777	3%

Rhino Assembly Company, LLC	Specialty Distribution
Second Lien Debt (k)			11.50%/0.00%	8/11/2017	2/11/2026	14,851	14,834	14,851
Common Equity (Class A Units) (10,915 units) (h)(j)				8/11/2017			1,125	1,418
Preferred Equity (Units N/A) (h)(j)				12/10/2020			268	289
Common Equity (Class F Units) (710 units) (h)(j)				12/10/2020			—	—
							16,227	16,558	3%
Road Safety Services, Inc.	Business Services
Second Lien Debt			11.25%/2.00%	9/18/2018	9/18/2025	15,603	15,561	15,603
Common Equity (779 units)				9/18/2018			1,121	1,322
							16,682	16,925	4%
SES Investors, LLC (dba SES Foam)	Building Products Manufacturing
Common Equity (6,000 units) (h)(j)				9/8/2016			404	5,094	1%

Suited Connector LLC	Information Technology Services
Second Lien Debt (j)			12.00%/0.00%	10/29/2021	6/1/2028	16,000	15,924	15,924
Common Equity (7,500 units) (h)(j)				12/1/2021			750	750
							16,674	16,674	4%
Tedia Company, LLC	Healthcare Products
First Lien Debt (j)		(S + 7.75%) / (1.00%)	8.75%/0.00%	3/4/2022	3/4/2027	15,600	15,514	15,514
Revolving Loan ($4,000 unfunded commitment) (j)(i)		(S + 7.75%) / (1.00%)	8.75%/0.00%	3/4/2022	3/4/2027	—	(22)	—
Delayed Draw Commitment ($3,000 unfunded commitment) (j)(ac)		(S + 7.75%) / (1.00%)	8.75%/0.00%	3/4/2022	3/4/2027	—	(17)	—
Subordinated Debt (j)			7.25%/7.25%	3/4/2022	9/4/2027	2,514	2,499	2,499
Preferred Equity (Series A) (1,000 units) (h)(j)				3/4/2022			1,000	1,000
							18,974	19,013	4%
TransGo, LLC	Component Manufacturing
Common Equity (500 units) (j)				2/28/2017			428	1,994	1%

The Tranzonic Companies	Specialty Distribution
Preferred Equity (5,653 units) (j)				3/27/2018			565	822
Common Equity (1 units) (j)				3/27/2018			—	585
							565	1,407	0%
UBEO, LLC	Business Services
Common Equity (705,000 units) (h)(j)				4/3/2018			645	897	0%

United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)(j)				4/1/2012			1,008	—
Warrant (57,469 units) (j)(m)				3/5/2012			566	—
							1,574	—	0%
UPG Company, LLC	Component Manufacturing
First Lien Debt (j)(al)		(S + 8.25%) / (0.50%)	8.75%/0.00%	6/21/2021	6/21/2024	16,700	16,603	16,700	4%

Virginia Tile Company, LLC	Specialty Distribution
Common Equity (17 units) (j)				12/19/2014			342	996	0%

Western's Smokehouse, LLC	Consumer Products
First Lien Debt (j)(ab)		(L + 6.50%) / (1.25%)	7.75%/0.00%	2/28/2020	12/23/2024	9,625	9,540	9,625	2%

Winona Foods, Inc.	Specialty Distribution
First Lien Debt (j)(am)		(L + 12.00%) / (1.00%)	13.00%/0.00%	4/1/2021	4/1/2026	4,000	3,886	4,000
First Lien Debt		(L + 13.00%) / (1.00%)	14.01%/0.00%	4/1/2021	4/1/2026	7,000	6,958	7,000
							10,844	11,000	2%
Wonderware Holdings, LLC (dba CORE Business Technologies)	Information Technology Services
First Lien Debt ($1,720 unfunded commitment) (k)(z)		(L + 7.25%) / (1.00%)	8.25%/0.00%	2/10/2021	2/9/2026	6,780	6,743	6,780	1%

Worldwide Express Operations, LLC	Transportation services
Second Lien Debt (j)		(L + 7.00%) / (0.75%)	7.75%/0.00%	8/2/2021	7/26/2029	20,000	19,403	20,000
Common Equity (795,000) (j)				7/21/2021			795	736
Common Equity (752,380 units) (h)(j)				7/26/2021			225	578
							20,423	21,314	4%
Xeeva, Inc.	Information Technology Services
First Lien Debt (j)		(L + 10.50%) / (1.50%)	12.00%/0.00%	2/11/2021	2/11/2026	8,900	8,860	8,900	2%

Zonkd, LLC	Component Manufacturing
First Lien Debt (j)		(L + 10.00%) / (1.00%)	12.00%/0.00%	3/18/2022	3/18/2027	5,000	4,773	4,773

Delayed Draw Commitment ($1,000 unfunded commitment) (j)(at)	(L + 10.00%) / (1.00%)	12.00%/0.00%	3/18/2022	3/18/2027	—	—	—
Common Equity (4,987 units) (h)(j)			3/18/2022			169	169
						4,942	4,942	1%

Total Non-control/Non-affiliate Investments						$666,602	$687,417	141%

Total Investments						$719,976	$811,995	167%

(a) See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(b) Equity ownership may be held in shares or units of companies related to the portfolio companies.
(c) All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.

(d) Variable rate investments bear interest at a rate indexed to LIBOR (L), Prime (P) or SOFR (S), which are reset monthly, bimonthly, quarterly, or semi-annually. Certain variable rate investments also include a LIBOR, Prime or SOFR interest rate floor. For each investment, the Company has provided the spread over the reference rate and the LIBOR, Prime or SOFR floor, if any, as of March 31, 2022.

(e) Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of March 31, 2022. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
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

(i) The disclosed commitment represents the unfunded amount as of March 31, 2022. The Company is earning 0.50% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate which will be earned if the commitment is funded.

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

(p) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.02% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(s) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.54% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(u) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of 2.98% and PIK interest amount of 0.99% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(v) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.82% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(w) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 6.26% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(x) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.79% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(y) Investment was on non-accrual status as of March 31, 2022.

(z) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.68% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ac) The disclosed commitment represents the unfunded amount as of March 31, 2022. The Company is earning 1.00% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

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

(ag) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.55% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ai) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.34% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(am) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 6.74% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(aq) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.79% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ar) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.72% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(as) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.97% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(at) The disclosed commitment represents the unfunded amount as of March 31, 2022. The Company is earning 2.00% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 1. Organization and Nature of Business

Fidus Investment Corporation (“FIC,” and together with its subsidiaries, the “Company”), a Maryland corporation, operates as an externally managed, closed-end, non-diversified business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). FIC completed its initial public offering, or IPO, in June 2011. In addition, for U.S. federal income tax purposes, the Company has elected, and intends to qualify annually, to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company provides customized debt and equity financing solutions to lower middle-market companies, and may make investments directly or through its two wholly-owned investment company subsidiaries, Fidus Mezzanine Capital II, L.P. (“Fund II”) and Fidus Mezzanine Capital III, L.P. (“Fund III”) (collectively, Fund II and Fund III are referred to as the “Funds”). The Funds are licensed by the U.S. Small Business Administration (the “SBA”) as small business investment companies (“SBIC”). The SBIC licenses allow the Funds to obtain leverage by issuing SBA-guaranteed debentures (“SBA debentures”), subject to the issuance of leverage commitments by the SBA and other customary procedures. As SBICs, the Funds are subject to regulations of and oversight by the SBA under the Small Business Investment Act of 1958, as amended (the “SBIC Act”), concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments.

We believe that utilizing both FIC and the Funds as investment vehicles provides us with access to a broader array of investment opportunities. Given our access to lower cost capital through the SBA’s SBIC debenture program, we expect that we will continue to make investments through the Funds until the earlier of the end of the Funds' investment period, if applicable, or the Funds reach their borrowing limit under the program. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350,000.

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

Note 2. Significant Accounting Policies

Basis of presentation: The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) pursuant to the requirements for reporting on Form 10-Q, Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies (“ASC 946”), and Articles 6 or 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. The current period’s results of operation are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021.

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

Income taxes: The Company has elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to stockholders. To maintain the tax treatment of a RIC, the Company is required to timely distribute to its stockholders at least 90.0% of “investment company taxable income,” as defined by Subchapter M of the Code, each year. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year; however, the Company will pay a 4.0% excise tax if it does not distribute at least 98.0% of the current year’s ordinary taxable income. Any such carryover taxable income must be distributed through a dividend declared prior to the later of the date on which the final tax return related to the year in which the Company generated such taxable income is filed or the 15th day of the 10th month following the close of such taxable year. In addition, the Company will be subject to federal excise tax if it does not distribute at least 98.2% of its net capital gains realized, computed for any one year period ending October 31.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits included in the income tax provision, if any. There were no material uncertain income tax positions at March 31, 2022 and December 31, 2021. The Company’s tax returns are generally subject to examination by U.S. federal and most state tax authorities for a period of three years from the date the respective returns are filed, and, accordingly, the Company’s 2018 through 2020 tax years remain subject to examination.

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

Earnings and net asset value per share: The earnings per share calculations for the three months ended March 31, 2022 and 2021, are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Stock Repurchase Program: The Company has an open market stock repurchase program (the “Stock Repurchase Program”) under which the Company may acquire up to $5,000 of its outstanding common stock. Under the Stock Repurchase Program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by the Company’s management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On November 1, 2021, the Board extended the Stock Repurchase Program through December 31, 2022, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require the Company to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. The Company did not make any repurchases of common stock during the three months ended March 31, 2022 and 2021. Refer to Note 8 for additional information concerning stock repurchases.

Recent accounting pronouncement:

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

As of March 31, 2022, the Company had active investments in 74 portfolio companies and residual investments in ten portfolio companies that have sold their underlying operations. The aggregate fair value of the total portfolio was $811,995 and the weighted average effective yield on the Company’s debt investments was 11.9% as of such date. As of March 31, 2022, the Company held equity investments in 82.1% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 4.3%.

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

The weighted average yield of the Company’s debt investments is not the same as a return on investment for its stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of all of the Company’s and its subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of March 31, 2022 and December 31, 2021, including accretion of OID and debt investment origination fees, but excluding investments on non-accrual status and investments recorded as a secured borrowing, if any.

Purchases of debt and equity investments for the three months ended March 31, 2022 and 2021 totaled $114,428 and $63,107, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the three months ended March 31, 2022 and 2021 totaled $23,185 and $98,565, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	March 31,		December 31,		March 31,		December 31,
	2022		2021		2022		2021
First Lien Debt(1)	$428,317	52.8%	$354,922	49.4%	$425,881	59.1%	$353,306	56.8%
Second Lien Debt	169,087	20.8	158,815	22.1	177,567	24.7	168,573	27.1
Subordinated Debt	53,413	6.6	36,064	5.0	53,350	7.4	35,995	5.8
Equity	157,779	19.4	166,119	23.1	59,855	8.3	60,589	9.8
Warrants	3,399	0.4	3,204	0.4	3,323	0.5	3,323	0.5
Total	$811,995	100.0%	$719,124	100.0%	$719,976	100.0%	$621,786	100.0%
(1)
Includes unitranche investments, which account for 42.4% and 47.6% of our portfolio on a fair value and cost basis as of March 31, 2022, respectively. Includes unitranche investments, which account for 40.2% and 46.3% of our portfolio on a fair value and cost basis as of December 31, 2021, respectively.

All investments made by the Company as of March 31, 2022 and December 31, 2021 were made in portfolio companies headquartered in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	March 31,		December 31,		March 31,		December 31,
	2022		2021		2022		2021
Midwest	$195,699	24.1%	$157,222	21.9%	$132,203	18.4%	$89,865	14.5%
Southeast	239,559	29.5	219,988	30.6	223,348	31.0	197,380	31.7
Northeast	135,107	16.6	126,569	17.6	134,782	18.7	127,809	20.6
West	124,736	15.4	105,918	14.7	120,296	16.7	100,098	16.1
Southwest	116,894	14.4	109,427	15.2	109,347	15.2	106,634	17.1
Total	$811,995	100.0%	$719,124	100.0%	$719,976	100.0%	$621,786	100.0%

The following table shows portfolio composition by type and by geographic region at fair value as a percentage of net assets.

By Type			By Geographic Region
	March 31,	December 31,		March 31,	December 31,
	2022	2021		2022	2021
First Lien Debt	88.0%	72.8%	Midwest	40.2%	32.2%
Second Lien Debt	34.8	32.6	Southeast	49.3	45.1
Subordinated Debt	11.0	7.4	Northeast	27.8	26.0
Equity	32.4	34.0	West	25.6	21.7
Warrants	0.7	0.6	Southwest	24.0	22.4
Total	166.9%	147.4%	Total	166.9%	147.4%

As of March 31, 2022 and December 31, 2021, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio on a fair value or cost basis. As of March 31, 2022 and December 31, 2021, the Company's investment in Pfanstiehl, Inc. totaled $59,297 and $57,639 or 6.5% and 6.4% of total assets, respectively.

As of March 31, 2022, the Company had debt investments in two portfolio companies on non-accrual status. As of December 31, 2021, the Company had a debt investment in one portfolio company on non-accrual status.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	March 31, 2022		December 31, 2021
	Fair		Fair
Portfolio Company	Value	Cost	Value		Cost
US GreenFiber, LLC	$—	$5,223	$—	(2)	$5,223	(2)
K2 Merger Agreement Agent, LLC (fka K2 Industrial Services, Inc.)	2,225	2,368	—	(1)	—	(1)
Total	$2,225	$7,591	$—		$5,223

(1)	Portfolio company debt investment was not on non-accrual status as of December 31, 2021.
(2)	Portfolio company was on PIK-only non-accrual status at December 31, 2021, meaning the Company has ceased recognizing PIK interest income on the investment.

Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of control and affiliate investments as of December 31, 2021 and any additions and reductions made to such investments during the three months ended March 31, 2022, the ending fair value as of March 31, 2022, and the total investment income earned on such investments during the period.

						Three Months Ended March 31, 2022
Portfolio Company (1)	March 31, 2022 Principal Amount - Debt Investments	December 31, 2021 Fair Value	Gross Additions (2)	Gross Reductions (3)	March 31, 2022 Fair Value	Net Realized Gains (Losses) (4)	Net Change in Unrealized Appreciation (Depreciation)	Interest Income	Payment-in-kind Interest Income	Dividend Income	Fee Income
Control Investments
Hilco Plastics Holdings, LLC (dba Hilco Technologies)	$—	$—	$-	$-	$—	$—	$—	$-	$—	$-	$—
Mesa Line Services, LLC	—	2,151	499	(500)	2,150	500	-	-	-	—	—
US GreenFiber, LLC	5,226	-	-	—	—	—	-	-	-	—	—
Total Control Investments	$5,226	$2,151	$499	$(500)	$2,150	$500	$-	$-	$-	$-	$-
Affiliate Investments
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	$9,602	$22,405	$12,803	$(12,803)	$22,405	$—	$—	$240	$—	$—	$—
FAR Research Inc.	—	28	—	—	28	—	—	—	—	—	—
Medsurant Holdings, LLC	—	3,662	37	-	3,699	—	37	-	—	—	-
Mirage Trailers LLC	-	10,675	355	(11,030)	-	324	(1,694)	248	29	-	132
Pfanstiehl, Inc.	—	57,639	1,658	—	59,297	—	1,657	—	—	—	—
Pinnergy, Ltd.	—	21,178	-	(2,738)	18,440	—	(2,738)	—	—	656	—
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	13,000	18,359	5	(3,359)	15,005	—	(3,358)	396	—	—	5
Steward Holding LLC (dba Steward Advanced Materials)	—	3,338	216	-	3,554	—	217	-	1	—	—
Total Affiliate Investments	$22,602	$137,284	$15,074	$(29,930)	$122,428	$324	$(5,879)	$884	$30	$656	$137

(1)	The investment type, industry, ownership detail for equity investments, and if the investment is income producing is disclosed in the consolidated schedule of investments.
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

						Year Ended Ended December 31, 2021
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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the three months ended March 31, 2022 and 2021.

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2022 and 2021:

	First Lien	Second Lien	Subordinated
	Debt	Debt	Debt	Equity	Warrants	Total
Balance, December 31, 2020	$187,353	$332,154	$107,911	$112,836	$2,615	$742,869
Net realized gains (losses) on investments	-	-	—	3,216	-	3,216
Net change in unrealized appreciation (depreciation) on investments	(2,356)	(4,240)	(92)	6,072	37	(579)
Purchase of investments	36,900	6,500	16,000	3,707	—	63,107
Proceeds from sales and repayments of investments	(26,471)	(40,403)	(24,039)	(7,652)	—	(98,565)
Interest and dividend income paid-in-kind	30	897	41	—	—	968
Proceeds from loan origination fees	(346)	(50)	(80)	—	—	(476)
Accretion of loan origination fees	563	91	93	—	—	747
Accretion of original issue discount	-	597	—	—	—	597
Balance, March 31, 2021	$195,673	$295,546	$99,834	$118,179	$2,652	$711,884
Balance, December 31, 2021	$354,922	$158,815	$36,064	$165,762	$3,204	$718,767
Net realized gains (losses) on investments	—	—	—	6,868	—	6,868
Net change in unrealized appreciation (depreciation) on investments	823	1,277	(5)	(7,590)	195	(5,300)
Purchase of investments	76,710	15,795	17,470	4,453	—	114,428
Proceeds from sales and repayments of investments	(4,027)	(7,106)	-	(12,052)	—	(23,185)
Interest and dividend income paid-in-kind	252	254	41	-	—	547
Proceeds from loan origination fees	(602)	(4)	(165)	—	—	(771)
Accretion of loan origination fees	238	34	8	—	—	280
Accretion of original issue discount	1	22	—	—	—	23
Balance, March 31, 2022	$428,317	$169,087	$53,413	$157,441	$3,399	$811,657

Net change in unrealized appreciation/(depreciation) of $(123) for the three months ended March 31, 2022, was attributable to Level 3 investments held at March 31, 2022. Net change in unrealized appreciation/(depreciation) of $1,018 for the three months ended March 31, 2021 was attributable to Level 3 investments held at March 31, 2021.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of March 31, 2022 and December 31, 2021. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at	Valuation	Unobservable	Range
	March 31, 2022	Techniques	Inputs	(weighted average)(1)
Debt investments:
First Lien Debt	$395,484	Discounted cash flow	Weighted average cost of capital	4.0% - 21.8% (11.7%)
	23,933	Enterprise value	Asset Coverage	1.1x - 1.3x (1.2x)
	8,900	Enterprise value	Revenue multiples	3.0x - 3.0x (3.0x)

Second Lien Debt	155,237	Discounted cash flow	Weighted average cost of capital	8.0% - 23.9% (13.6%)
	13,850	Enterprise value	Asset Coverage	0.9x - 1.5x (1.4x)

Subordinated Debt	53,413	Discounted cash flow	Weighted average cost of capital	8.8% - 13.5% (11.2%)

Equity investments:
Equity	148,444	Enterprise value	EBITDA multiples	3.3x - 17.5x (7.3x)
	8,997	Enterprise value	Revenue multiples	3.5x - 9.3x (6.8x)

Warrants	3,270	Enterprise value	EBITDA multiples	4.5x - 6.0x (5.8x)
	129	Enterprise value	Revenue multiples	4.5x - 4.5x (4.5x)
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

The following tables summarize the carrying value and fair value of the Company’s debt obligations as of March 31, 2022 and December 31, 2021.

	March 31, 2022(5)		December 31, 2021(5)
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
SBA debentures (2)	$128,500	$128,500	$107,000	$107,000
Credit Facility borrowings (3)	—	—	—	—
January 2026 Notes (4)	125,000	125,247	125,000	125,258
November 2026 Notes (4)	125,000	125,163	125,000	125,171
Total	$378,500	$378,910	$357,000	$357,429
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
(4)
The fair value of the January 2026 and November 2026 Notes are estimated by discounting the remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date, which are Level 3 inputs under ASC Topic 820.
(5)
Totals exclude $17,443 and $17,637 of Secured Borrowings as of March 31, 2022 and December 31, 2021, respectively.

The following table summarizes the inputs used to value the Company’s debt obligations if measured at fair value as of March 31, 2022 and December 31, 2021.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Fair Value
	March 31,	December 31,
Valuation Inputs	2022	2021
Level 1	$—	$—
Level 2	—	—
Level 3	378,910	357,429
Total	$378,910	$357,429

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

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The Board of Directors accepted a voluntary, non-contractual, and unconditional waiver from the Investment Advisor to exclude any investments recorded as secured borrowings as defined under GAAP from the base management fee payable as of March 31, 2022. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement was $3,343 for the three months ended March 31, 2022, and $3,176 for the three months ended March 31, 2021. The base management fee waiver was $76 for the three months ended March 31, 2022. There was no base management fee waiver for the three months ended March 31, 2021. As of March 31, 2022 and December 31, 2021, the base management fee payable (net of the base management fee waiver) was $3,268 and $3,135, respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee was $1,053 for the three months ended March 31, 2022 and $2,669 for the three months ended March 31, 2021. As of March 31, 2022 and December 31, 2021, the income incentive fee payable was $1,053 and $2,622, respectively.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid in cash to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and losses since the Formation Transactions (realized capital gains and losses include realized gains and losses on investments, net of income tax provision from realized gains on investments, and realized losses on extinguishment of debt), and the aggregate unrealized capital depreciation on investments as of the date of the calculation. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains on investments, less cumulative aggregate realized capital losses on investments, less aggregate unrealized capital depreciation on investments, and less cumulative aggregate realized losses on extinguishment of debt. If this number is positive at the end of such year, then the capital gains incentive fee to be paid in cash for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of March 31, 2022 and December 31, 2021, the capital gains incentive fee payable in cash was $1,094 and $6,136, respectively (as cumulative aggregate realized capital gains and losses on investments plus aggregate unrealized capital depreciation on investments plus realized losses on extinguishment of debt was negative as of each period). The aggregate amount of capital gains incentive fees paid from the IPO through March 31, 2022 was $6,484.

In addition, the Company accrues, but does not pay in cash, a capital gains incentive fee in connection with any unrealized capital appreciation on investments, as applicable. If, on a cumulative basis, the sum of (i) net realized gains/(losses) on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of (i) net realized gains/(losses) on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt. The capital gains incentive fee accrued (reversed) during the three months ended March 31, 2022 was $270 and $91 for the three months ended March 31, 2021. As of March 31, 2022 and December 31, 2021, the accrued capital gains incentive fee payable was $23,361 and $29,227, respectively.

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

Administration Agreement: The Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 10, 2021, the Board approved the renewal of the Administration Agreement through June 20, 2022. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides clerical, bookkeeping, and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies to which the Company is required to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies, including “dead deal” expenses. Under the Administration Agreement, administrative service expenses for the three months ended March 31, 2022 were $422 and $413 for the three months ended March 31, 2021. As of March 31, 2022 and December 31, 2021, the accrued administrative service expense payable was $429 and $634, respectively.

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

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of March 31, 2022 and December 31, 2021, the Company was in compliance in all material respect with the terms of the Credit Facility.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs; such debentures have 10-year terms with the entire principal balance due at maturity and are guaranteed by the SBA. Interest on SBA debentures is payable semi-annually on March 1 and September 1. As of March 31, 2022 and December 31, 2021, approved and unused SBA debenture commitments were $21,500 and $63,000, respectively. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions set forth in the SBIC Act.

As of March 31, 2022 and December 31, 2021, the Company’s issued and outstanding SBA debentures mature as follows:

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Pooling	Maturity	Fixed	March 31,	December 31,
Date (1)	Date	Interest Rate	2022	2021
3/25/2015	3/1/2025	3.277%	$11,500	$22,500
3/23/2016	3/1/2026	3.267	1,500	1,500
3/23/2016	3/1/2026	3.249	2,500	2,500
9/21/2016	9/1/2026	2.793	500	500
9/20/2017	9/1/2027	3.260	1,000	1,000
9/20/2017	9/1/2027	3.190	33,000	33,000
3/21/2018	3/1/2028	3.534	—	9,000
9/25/2019	9/1/2029	2.377	7,500	7,500
3/25/2020	3/1/2030	2.172	6,000	6,000
9/22/2021	9/1/2031	1.398	11,500	11,500
3/23/2022	3/1/2032	3.209	43,500	12,000
(2)	(2)	(2)	10,000	—
Total outstanding SBA debentures			$128,500	$107,000

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)

The Company issued $10,000 in SBA debentures which will pool in September 2022. Until the pooling date, the debentures bear interest at a fixed rate interim interest rate of 1.86%. The Company expects the current interim interest rate will reset to a higher long-term fixed rate on the pooling date.

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

On October 16, 2019, the Company closed the public offering of approximately $55,000 in aggregate principal amount of its 5.375% notes due 2024, or the “November 2024 Notes” (collectively with the 2023 Notes and the February 2024 Notes, the “Public Notes”). On October 23, 2019, the underwriters exercised their option to purchase an additional $8,250 in aggregate principal of the November 2024 Notes. The total net proceeds to the Company from the November 2024 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of approximately $1,898 and estimated offering expenses of $300, were approximately $61,053. On November 2, 2021, we fully redeemed $63,250 in aggregate principal amount on the issued and outstanding November 2024 Notes, resulting in a realized loss on extinguishment of debt of approximately $1,311.

On December 23, 2020, the Company closed the offering of $125,000 in aggregate principal amount of its 4.75% notes due 2026, or the “January 2026 Notes”. The total net proceeds to the Company from the January 2026 Notes after deducting underwriting discounts of $2,500 and estimated offering expenses of approximately $400, were approximately $122,100. The January 2026 Notes will mature on January 31, 2026 and bear interest at a rate of 4.75%. The January 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed more than three months prior to maturity and at par thereafter. Interest on the January 2026 Notes is payable on January 31 and July 31 of each year. The Company does not intend to list the January 2026 Notes on any securities exchange or automated dealer quotation system.

On October 8, 2021, the Company closed the offering of $125,000 in aggregate principal amount of its 3.50% notes due 2026, or the “November 2026 Notes” (collectively with the Public Notes and the January 2026 Notes, the “Notes”). The total net proceeds to the Company from the November 2026 Notes, based on a public offering price of 99.996% of par, after deducting underwriting discounts

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

of $2,505 and estimated offering expenses of approximately $400, were approximately $122,095. The November 2026 Notes will mature on November 15, 2026 and bear interest at a rate of 3.50%. The November 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed more than three months prior to maturity and at par thereafter. Interest on the November 2026 Notes is payable on May 15 and November 15 of each year, beginning May 15, 2022. The Company does not intend to list the November 2026 Notes on any securities exchange or automated dealer quotation system.

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

Secured Borrowing

As of March 31, 2022, the carrying value of secured borrowings totaled $17,443 and the fair value of the associated loans included in investments was $17,443. As of December 31, 2021, the carrying value of secured borrowings totaled $17,637 and the fair value of the associated loans included in investments was $17,522. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets that did not meet the definition of a “participating interest.” As a result, sale treatment was not permitted and these partial loan sales were treated as secured borrowings. The weighted average interest rate on our secured borrowings was approximately 4.5% and 4.4% as of March 31, 2022, and December 31, 2021, respectively.

As of March 31, 2022, and December 31, 2021, the aggregate amount outstanding of the senior securities (including secured borrowings) issued by the Company was $267,443 and $267,637, respectively, for which our asset coverage was 281.9% and 282.2%, respectively. The SBA-guaranteed debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC on June 30, 2014. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

Interest and Financing Expenses

Interest and fees related to the Company’s debt for the three months ended March 31, 2022 and 2021 which are included in interest and financing expenses on the consolidated statements of operations, were as follows:

	Three Months Ended March 31, 2022					Three Months Ended March 31, 2021
	SBA debentures	Credit Facility	Secured Borrowings	Notes	Total	SBA debentures	Credit Facility	Secured Borrowings	Notes	Total
Stated interest expense	$739	$363	$208	$2,578	$3,888	$1,133	$362	$-	$3,116	$4,611
Amortization of deferred financing costs	138	112	-	274	524	130	112	-	341	583
Total interest and financing expenses	$877	$475	$208	$2,852	$4,412	$1,263	$474	$-	$3,457	$5,194
Weighted average stated interest rate, period end	2.846%	3.125%	4.497%	4.125%	3.726%	3.102%	4.117%	N/A	5.055%	4.282%
Unused commitment fee rate, period end	N/A	1.375%	N/A	N/A	1.375%	N/A	1.088%	N/A	N/A	1.088%

Realized Losses on Extinguishment of Debt

During the three months ended March 31, 2022 and 2021, the Company prepaid $20,000 and $19,200 of SBA debentures, respectively, which were scheduled to mature on dates ranging from 2025 to 2028 and 2025 to 2028, respectively. As a result of the prepayments, the Company recognized realized losses on extinguishment of debt of $198 and $305, respectively, equal to the write-off of the related unamortized deferred financing costs, during the three months ended March 31, 2022 and 2021.

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations, using the effective interest method, over the term of the respective financing instrument. Deferred financing costs related to the SBA debentures, Credit Facility, and the Notes as of March 31, 2022 and December 31, 2021 were as follows:

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	March 31, 2022				December 31, 2021
	SBA	Credit			SBA	Credit
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
SBA debenture commitment fees	$2,500	$—	$—	$2,500	$2,500	$—	$—	$2,500
SBA debenture leverage fees	5,549	—	—	5,549	4,538	—	—	4,538
Credit Facility upfront fees	—	3,238	—	3,238	—	3,238	—	3,238
Notes underwriting discounts	—	—	5,005	5,005	—	—	5,005	5,005
Notes debt issue costs	—	—	685	685	—	—	685	685
Total deferred financing costs	8,049	3,238	5,690	16,977	7,038	3,238	5,690	15,966
Less: accumulated amortization	(4,352)	(2,755)	(980)	(8,087)	(4,016)	(2,643)	(706)	(7,365)
Unamortized deferred financing costs	$3,697	$483	$4,710	$8,890	$3,022	$595	$4,984	$8,601

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures, Credit Facility and Notes liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of March 31, 2022 and December 31, 2021:

	March 31, 2022(1)				December 31, 2021(1)
	SBA	Credit			SBA	Credit
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
Outstanding debt	$128,500	$—	$250,000	$378,500	$107,000	$—	$250,000	$357,000
Less: unamortized deferred financing costs	(3,697)	(483)	(4,710)	(8,890)	(3,022)	(595)	(4,984)	(8,601)
Debt, net of deferred financing costs	$124,803	$(483)	$245,290	$369,610	$103,978	$(595)	$245,016	$348,399
(1)
Total excludes $17,443 and $17,637 of Secured Borrowings as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022, the Company’s debt liabilities are scheduled to mature as follows (1):

	SBA	Credit	Secured
Year	debentures	Facility (2)	Borrowings	Notes	Total
2022	$—	$—	$—	$—	$—
2023	—	—	—	—	—
2024	—	—	—	—	—
2025	11,500	—	—	—	11,500
2026	4,500	—	17,443	250,000	271,943
Thereafter	112,500	—	—	—	112,500
Total	$128,500	$—	$17,443	$250,000	$395,943

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

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to portfolio companies to fund various undrawn revolving loans, other debt investments and capital commitments totaling $17,177 and $8,170 as of March 31, 2022 and December 31, 2021, respectively. Such outstanding commitments are summarized in the following table:

	March 31, 2022				December 31, 2021
	Total		Unfunded		Total		Unfunded
Portfolio Company - Investment	Commitment		Commitment		Commitment		Commitment
Acendre Midco, Inc. - Revolving Loan	$1,000		$1,000		$1,000		$1,000
Combined Systems, Inc. - Revolving Loan	4,000		605		4,000		605
Elements Brands, LLC - Revolving Loan	3,000		3,000		3,000		838
Rhino Assembly Company, LLC - Delayed Draw Commitment	-		-		875		875
Safety Products Group, LLC - Common Equity (Units)	2,852	(1)	2,852	(1)	2,852	(1)	2,852	(1)
Tedia Company, LLC - Revolving Loan	4,000		4,000		—		—
Tedia Company, LLC - Delayed Draw Term Loan	3,000		3,000		—		—
Wonderware Holdings, LLC (dba CORE Business Technologies) - Delayed Draw Term Loan	2,000		1,720		2,000		2,000
Zonkd, LLC - Delayed Draw Term Loan	1,000		1,000		—		—
Total	$20,852		$17,177		$13,727		$8,170

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

No shares have been issued for the three months ended March 31, 2022 and 2021.

Common Stock ATM Program

On August 21, 2014, the Company entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which the Company could sell, by means of at-the-market offerings from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50,000 (the “ATM Program”). There were no issuances of common stock under the ATM program during the last two fiscal years and for the three months ended March 31, 2022.

Stock Repurchase Program

As described in Note 2, the Company has a Stock Repurchase Program under which the Company may acquire up to $5,000 of its outstanding common stock. The Company did not make any repurchases of common stock during the three months ended March 31, 2022 and 2021.

Refer to Note 9 for additional information regarding the issuance of shares under the DRIP.

The Company had 24,437,400 shares of common stock outstanding as of March 31, 2022 and December 31, 2021.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the last two fiscal years and for the three months ended March 31, 2022.

						DRIP				DRIP
Date	Record	Payment	Amount	Total	Cash	Shares		DRIP		Share
Declared	Date	Date	Per Share	Distribution	Distribution	Value		Shares		Issue Price
Year Ended December 31, 2020:
2/14/2020	3/13/2020	3/27/2020	$0.39	$9,537	$9,537	$—	(3)	—	(3)	—
4/29/2020	6/12/2020	6/26/2020	0.30	7,331	7,331	—	(3)	—	(3)	—
8/03/2020	9/11/2020	9/25/2020	0.30	7,331	7,331	—	(3)	—	(3)	—
10/26/2020	12/4/2020	12/18/2020	0.30	7,331	7,331	—	(3)	—	(3)	—
10/26/2020 (2)	12/4/2020	12/18/2020	0.04	978	978	—	(3)	—	(3)	—
			$1.33	$32,508	$32,508	$—		—
Year Ended December 31, 2021:
2/09/2021	3/12/2021	3/26/2021	$0.31	$7,575	$7,575	$—	(3)	—	(3)	—
2/09/2021 (2)	3/12/2021	3/26/2021	0.07	1,711	1,711	—	(3)	—	(3)	—
5/03/2021	6/14/2021	6/28/2021	0.31	7,576	7,576	—	(3)	—	(3)	—
5/03/2021 (2)	6/14/2021	6/28/2021	0.08	1,955	1,955	—	(3)	—	(3)	—
8/02/2021	9/14/2021	9/28/2021	0.32	7,820	7,820	—	(3)	—	(3)	—
8/02/2021 (2)	9/14/2021	9/28/2021	0.06	1,466	1,466	—	(3)	—	(3)	—
8/02/2021 (1)	9/14/2021	9/28/2021	0.04	977	977	—	(3)	—	(3)	—
11/01/2021	12/3/2021	12/17/2021	0.32	7,820	7,820	—	(3)	—	(3)	—
11/01/2021 (2)	12/3/2021	12/17/2021	0.04	978	978	—	(3)	—	(3)	—
11/01/2021 (1)	12/3/2021	12/17/2021	0.05	1222	1222	—	(3)	—	(3)	—
			$1.60	$39,100	$39,100	$—		—
Three months ended March 31, 2022:
2/15/2022	3/11/2022	3/25/2022	$0.36	$8,797	$8,797	$—	(3)	—	(3)	—
2/15/2022 (2)	3/11/2022	3/25/2022	0.17	4,154	4,154	—	(3)	—	(3)	—
			$0.53	$12,951	$12,951	$—		—

(1)	Special dividend
(2)	Supplemental dividend
(3)

During the three months ended March 31, 2022 and the years ended December 31, 2021 and 2020, the Company directed the DRIP plan administrator to repurchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock in lieu of issuing new shares. Accordingly, the Company purchased and reissued shares to satisfy the DRIP obligation as follows:

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Fiscal Year Ended December 31, 2020:	and Reissued	Per Share	Amount Paid
January 1, 2020 through March 31, 2020	31,586	$7.58	$239
April 1, 2020 through June 30, 2020	21,904	9.04	198
July 1, 2020 through September 30, 2020	28,871	10.18	294
October 1, 2020 through December 31, 2020	20,222	12.91	261
Total	102,583	$9.67	$992

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Year Ended December 31, 2021:	and Reissued	Per Share	Amount Paid
January 1, 2021 through March 31, 2021	15,562	$15.62	$243
April 1, 2021 through June 30, 2021	17,042	17.20	293
July 1, 2021 through September 30, 2021	18,201	17.82	324
October 1, 2021 through December 31, 2021	18,283	17.42	318
Total	69,088	$17.05	$1,178

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Three months ended March 31, 2022:	and Reissued	Per Share	Amount Paid
January 1, 2022 through March 31, 2022	20,380	$20.51	$418
Total	20,380	$20.51	$418

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 10. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Per share data:
Net asset value at beginning of period	$19.96	$16.81
Net investment income (1)	0.42	0.45
Net realized gain (loss) on investments, net of tax (provision) (1)	0.29	0.13
Net unrealized appreciation (depreciation) on investments (1)	(0.22)	(0.02)
Realized losses on extinguishment of debt (1)	(0.01)	(0.09)
Total increase from investment operations (1)	0.48	0.47
Accretive (dilutive) effect of share issuances and repurchases	-	-
Dividends to stockholders	(0.53)	(0.38)
Distributions from capital gains	-	-
Taxes paid on deemed distributions	-	-
Other (11)	-	-
Net asset value at end of period	$19.91	$16.90
Market value at end of period	$20.18	$15.55
Shares outstanding at end of period	24,437,400	24,437,400
Weighted average shares outstanding during the period	24,437,400	24,437,400
Net assets at end of period	$486,502	$413,012
Average net assets (6)	$487,133	$411,886
Ratios to average net assets:
Total expenses (2)(4)(10)	8.4%	11.9%
Net investment income (5)	8.5%	10.8%
Total return based on market value (3)	15.7%	24.6%
Total return based on net asset value (8)	2.4%	2.8%
Portfolio turnover ratio (9)	12.0%	34.8%
Supplemental Data:
Average debt outstanding (7)	$385,290	$405,150
Average debt per share (1)	$15.77	$16.58

(1)	Weighted average per share data.
(2)	Annualized with the exception of income tax (provision) benefit from realized gains on investments.
(3)

Total return based on market value equals the change in the market value of the Company’s common stock per share during the period divided by the market value per share at the beginning of the period, and assumes reinvestment of dividends at prices obtained by our dividend reinvestment plan during the period. The return does not reflect any sales load that may be paid by an investor.

(4)

The total expenses to average net assets ratio is calculated using (i) the “total expenses, net of base management waiver”, (ii) the “income tax provision (benefit)”, and (iii) the “income tax (provision) benefit from realized gains on investments” captions, as presented on the consolidated statements of operations.

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

(9)	Annualized.
(10)	The following are schedules of supplemental expense ratios to average net assets:

	Three Months Ended March 31,
Ratio to average net assets:	2022	2021
Expenses other than incentive fee (2)	7.3%	9.2%
Incentive fee (9)	1.1%	2.7%
Total expenses (2)(4)	8.4%	11.9%

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Three Months Ended March 31,
Ratio to average net assets:	2022	2021
Total expenses, before base management fee waiver (2)	8.5%	11.9%
Base management fee waiver (9)	(0.1%)	0.0%
Total expenses (2)(4)	8.4%	11.9%

(11)

Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date, or other rounding.

Note 11. Subsequent Events

On April 1, 2022, the Company invested $8,500 in first lien debt and made a commitment up to $1,000 of additional first lien debt of Choice Technology Solutions, LLC (dba Choice Merchant Solutions, LLC), a leading omnichannel global payments platform.

On April 13, 2022, the Company invested $11,002 in second lien debt of Virtex Enterprises, LP, a leading vertically integrated electronic manufacturing services provider.

On April 19, 2022, the Company exited its debt investment in Comply365, LLC. The Company received payment in full of $8,760 on its first lien debt, which includes a prepayment fee.

On April 21, 2022, the Company exited its equity investment in TransGo, LLC. The Company received a distribution on its common equity investment for a realized gain of approximately $1,923.

On May 2, 2022, the Board declared a regular quarterly dividend of $0.36 per share and a supplemental dividend of $0.07 per share payable on June 24, 2022, to stockholders of record as of June 10, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Fidus Investment Corporation’s consolidated financial statements and related notes appearing in our annual report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 3, 2022. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

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

These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•
an economic downturn, including as a result of the current COVID-19 pandemic, and significant disruptions to our portfolio companies, including supply chain disruptions and labor shortages, could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•
a contraction of available credit and/or an inability to access the equity markets, including as a result of the COVID-19 pandemic, could impair our lending and investment activities;
•
interest rate volatility, including the decommissioning of LIBOR, could adversely affect our results, particularly because we use leverage as part of our investment strategy;
•
inflation could adversely affect our business, results of operations and financial condition of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies; and

•
the risks, uncertainties and other factors we identify in Item 1A. – Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new debt investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in Item 1.A – Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 3, 2022. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

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

Fund II and Fund III received their SBIC licenses on May 28, 2013, and March 21, 2019, respectively. We plan to continue to operate the Funds as SBICs, subject to SBA approval, and to utilize the proceeds of the sale of SBA-guaranteed debentures to enhance returns to our stockholders. As of September 9, 2019, Fund I completed a wind-down plan, relinquished its SBIC license, and can no longer issue additional SBA debentures. We have also made, and continue to make, investments directly through FIC. We believe that utilizing FIC and the Funds as investment vehicles provides us with access to a broader array of investment opportunities

We have certain wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which generally holds one or more of our portfolio investments listed on the consolidated schedules of investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that our consolidated financial statements reflect our investment in the portfolio company investments owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit us to hold equity investments in portfolio companies that are taxed as partnerships for U.S. federal income tax purposes (such as entities organized as limited liability companies (“LLCs”) or other forms of pass through entities) while complying with the “source-of-income” requirements contained in the RIC tax provisions. The Taxable Subsidiaries are not consolidated with us for U.S. federal corporate income tax purposes, and each Taxable Subsidiary will be subject to U.S. federal corporate income tax on its taxable income. Any such income or expense is reflected in the consolidated statements of operations.

COVID-19 Update

On March 11, 2020, the World Health Organization declared the novel coronavirus, or COVID-19, as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. We have been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic, including the Delta and Omicron and other variants, and its impact on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence and underwriting processes, and financial markets. Given the fluidity of the pandemic, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments. We believe our portfolio companies have taken, and continue to take, immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related orders imposed by state and local governments, including developing liquidity plans supported by internal cash reserves, and shareholder support. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns and cancellations of events, restrictions on travel, significant reduction in demand for certain goods and services, reductions in business activity and financial transactions, supply chain disruptions, labor difficulties and shortages, commodity inflation and elements of economic and financial market instability in the United States and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

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

Portfolio Composition, Investment Activity and Yield

During the three months ended March 31, 2022 and 2021, we invested $114.4 million and $63.1 million, respectively, in debt and equity investments including seven and four new portfolio companies, respectively. During the three months ended March 31, 2022 and 2021, we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $23.2 million and $98.6 million, respectively, including exits of one and three portfolio companies, respectively. The following table summarizes investment purchases and sales and repayments of investments by type for the three months ended March 31, 2022 and 2021 (dollars in millions).

	Purchases of Investments				Sales and Repayments of Investments
	2022		2021		2022		2021
First Lien Debt(1)	$76.7	67.0%	$36.9	58.5%	$4.0	17.2%	$26.5	26.9%
Second Lien Debt	15.8	13.9	6.5	10.2	7.2	31.1	40.4	41.0
Subordinated Debt	17.4	15.2	16.0	25.4	(0.2)	(0.9)	24.0	24.3
Equity	4.5	3.9	3.7	5.9	12.2	52.6	7.7	7.8
Warrants	—	—	—	—	—	—	—	—
Total	$114.4	100.0%	$63.1	100.0%	$23.2	100.0%	$98.6	100.0%

(1) For the three months ended March 31, 2022 and 2021, includes unitranche securities, which account for 49.2% and 43.6% of purchases, respectively. For the three months ended March 31, 2022 and 2021, includes unitranche securities, which account for 7.1% and 22.1% of repayments, respectively.

As of March 31, 2022, the fair value of our investment portfolio totaled $812.0 million and consisted of 74 active portfolio companies and ten portfolio companies that have sold their underlying operations. As of March 31, 2022, 37 portfolio companies’ debt investments bore interest at a variable rate, which represented $460.1 million, or 70.7%, of our debt investment portfolio on a fair value basis, and the remainder of our debt investment portfolio was comprised of fixed rate investments. Overall, the portfolio had net unrealized appreciation of $92.0 million as of March 31, 2022. As of March 31, 2022, our average active portfolio company investment at amortized cost was $9.7 million, which excludes investments in the ten portfolio companies that have sold their underlying operations.

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

The weighted average yield on debt investments as of March 31, 2022 and December 31, 2021 was 11.9% and 12.3%, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost including the accretion of OID and debt investment origination fees, but excluding investments on non-accrual status, if any.

The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments (dollars in millions):

	Fair Value				Cost
	March 31,		December 31,		March 31,		December 31,
	2022		2021		2022		2021
First Lien Debt(1)	$428.3	52.8%	$354.9	49.4%	$425.9	59.1%	$353.3	56.8%
Second Lien Debt	169.1	20.8	158.8	22.1	177.5	24.7	168.6	27.1
Subordinated Debt	53.4	6.6	36.1	5.0	53.4	7.4	36.0	5.8
Equity	157.8	19.4	166.1	23.1	59.9	8.3	60.6	9.8
Warrants	3.4	0.4	3.2	0.4	3.3	0.5	3.3	0.5
Total	$812.0	100.0%	$719.1	100.0%	$720.0	100.0%	$621.8	100.0%

(1) Includes unitranche investments, which account for 42.4% and 47.6% of our portfolio on a fair value and cost basis as of March 31, 2022, respectively. Includes unitranche investments, which account for 40.2% and 46.3% of our portfolio on a fair value and cost basis as of December 31, 2021, respectively.

All investments made by us as of March 31, 2022 and December 31, 2021 were made in portfolio companies headquartered in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	March 31,		December 31,		March 31,		December 31,
	2022		2021		2022		2021
Midwest	$195.7	24.1%	$157.2	21.9%	$132.3	18.4%	$89.9	14.5%
Southeast	239.6	29.5	220.0	30.6	223.3	31.0	197.4	31.7
Northeast	135.1	16.6	126.6	17.6	134.8	18.7	127.8	20.6
West	124.7	15.4	105.9	14.7	120.3	16.7	100.1	16.1
Southwest	116.9	14.4	109.4	15.2	109.3	15.2	106.6	17.1
Total	$812.0	100.0%	$719.1	100.0%	$720.0	100.0%	$621.8	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	March 31,	December 31,	March 31,	December 31,
Name	2022	2021	2022	2021
Information Technology Services	29.0%	27.0%	32.1%	30.6%
Business Services	13.4	13.3	14.9	14.3
Healthcare Products	12.4	11.2	5.8	3.6
Component Manufacturing	7.4	4.1	7.8	4.0
Specialty Distribution	7.2	8.0	7.3	8.2
Aerospace & Defense Manufacturing	6.6	7.9	7.3	8.4
Building Products Manufacturing	3.4	3.7	4.1	4.8
Healthcare Services	3.3	3.6	3.6	4.2
Promotional Products	2.9	3.1	3.5	4.1
Environmental Industries	2.7	3.0	3.0	3.5
Transportation Services	2.7	2.9	2.9	3.3
Oil & Gas Services	2.3	2.9	0.4	0.5
Consumer Products	2.1	2.6	2.2	3.0
Utilities: Services	1.7	1.9	1.6	1.8
Retail	1.6	1.6	1.6	1.8
Industrial Cleaning & Coatings	1.3	1.5	1.8	2.1
Restaurants	0.0 (1)	0.0 (1)	0.1	0.1
Specialty Chemicals	—	—	0.0 (1)	0.0 (1)
Utility Equipment Manufacturing	—	1.5	—	1.4
Vending Equipment Manufacturing	—	0.2	—	0.3
Total	100.0%	100.0%	100.0%	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of March 31, 2022 and December 31, 2021 (dollars in millions):

	Fair Value				Cost
	March 31,		December 31,		March 31,		December 31,
Investment Rating	2022		2021		2022		2021
1	$137.7	17.0%	$119.8	16.7%	$37.8	5.3%	$19.1	3.1%
2	646.1	79.5	566.7	78.8	637.3	88.5	556.1	89.4
3	27.7	3.4	31.7	4.4	33.2	4.6	40.4	6.5
4	0.4	0.1	0.9	0.1	2.8	0.4	3.0	0.5
5	0.1	—	—	—	8.9	1.2	3.2	0.5
Total	$812.0	100.0%	$719.1	100.0%	$720.0	100.0%	$621.8	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of March 31, 2022 and December 31, 2021 was 1.9 and 1.9, respectively, on a fair value basis and 2.0 and 2.1, respectively, on a cost basis.

Non-Accrual

As of March 31, 2022, we had debt investments in two portfolio companies on non-accrual status. As of December 31, 2021, we had a debt investment in one portfolio company on non-accrual status (dollars in millions).

	March 31, 2022		December 31, 2021
	Fair		Fair
Portfolio Company	Value	Cost	Value		Cost
US GreenFiber, LLC	$—	$5.2	$—	(2)	$5.2	(2)
K2 Merger Agreement Agent, LLC (fka K2 Industrial Services, Inc.)	2.2	2.4	—	(1)	—	(1)
Total	$2.2	$7.6	$—		$5.2

(1) Portfolio company debt investment was not on non-accrual status at December 31, 2021.

(2) Portfolio company was on PIK-only non-accrual status at December 31, 2021, meaning we ceased recognizing PIK interest income on the investment.

Discussion and Analysis of Results of Operations

Comparison of three months ended March 31, 2022 and 2021

Investment Income

Below is a summary of the changes in total investment income for the three months ended March 31, 2022 as compared to the same period in 2021 (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change (1)(2)
Interest income	$17.1	$19.1	$(2.0)	(10.7%)
Payment-in-kind interest income	0.5	1.0	(0.5)	(43.5%)
Dividend income	0.7	0.1	0.6	640.9%
Fee income	2.2	3.1	(0.9)	(28.9%)
Interest on idle funds and other income	—	—	—	NM
Total investment income	$20.5	$23.3	$(2.8)	(11.9%)

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended March 31, 2022, total investment income was $20.5 million, a decrease of $2.8 million or (11.9%), from the $23.3 million of total investment income for the three months ended March 31, 2021. As reflected in the table above, the decrease is primarily attributable to the following:

•
$2.5 million decrease in total interest income (which includes payment-in-kind interest income) resulting from a decrease in average debt investment balances and lower weighted average yield on debt investment balances outstanding, during 2022 as compared to 2021.
•
$0.6 million increase in dividend income due to an increase in distributions received from equity investments.
•
$0.9 million decrease in fee income resulting from a decrease in prepayment and amendment fees partially offset by an increase in origination fees during 2022 as compared to 2021.

Expenses

Below is a summary of the changes in total expenses, including income tax provision, for the three months ended March 31, 2022 as compared to the same period in 2021 (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change (1)(2)
Interest and financing expenses	$4.4	$5.2	$(0.8)	(15.1%)
Base management fee	3.3	3.1	0.2	5.3%
Incentive fee - income	1.1	2.7	(1.6)	(60.5%)
Incentive fee (reversal) - capital gains	0.3	0.1	0.2	196.7%
Administrative service expenses	0.4	0.4	—	NM
Professional fees	0.5	0.4	0.1	59.4%
Other general and administrative expenses	0.3	0.3	—	NM
Total expenses, before base management and income incentive fee waivers	10.3	12.2	(1.9)	(15.6%)
Base management and income incentive fee waivers	(0.1)	—	(0.1)	NM
Total expenses, before income tax provision	10.2	12.2	(2.0)	(16.3%)
Income tax provision (benefit)	—	—	—	NM
Total expenses, including income tax provision	$10.2	$12.2	$(2.0)	(16.6%)

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended March 31, 2022, total expenses, including income tax provision, were $10.2 million, a decrease of $2.0 million or (16.6%), from the $12.2 million of total expenses for the three months ended March 31, 2021. As reflected in the table above, changes across periods were primarily attributable to the following:

•
$0.8 million decrease in interest and financing expenses due to a decrease in average borrowings outstanding and the weighted average interest rate during 2022 as compared to 2021.
•
$0.1 million net increase in base management fee, including the base management fee waiver, due to higher average total assets during 2022 as compared to 2021.
•
$1.6 million net decrease in the income incentive fee due to a $2.2 million decrease in pre-incentive fee net investment income during 2022 as compared to 2021.
•
$0.2 million increase in the accrued capital gains incentive fee due to a $1.1 million decrease in net gain on investments (net realized gains (losses), plus net change in unrealized appreciation (depreciation) on investments), plus a $2.0 million decrease in realized losses on extinguishment of debt during 2022 as compared to the same period in 2021.
•
$0.1 million increase in professional fees due to increased legal, audit and tax compliance costs during 2022 as compared to 2021.

Net Investment Income

Net investment income decreased by $0.8 million, or (6.7%), to $10.3 million during the three months ended March 31, 2022 as compared to the same period in 2021, as a result of the $2.8 decrease in total investment income, partially offset by the $2.0 million decrease in total expenses, including base management fee waivers and income tax provision.

Net Gain (Loss) on Investments

For the three months ended March 31, 2022, the total net realized gain/(loss) on investments, before income tax (provision)/benefit, was $6.9 million. There was no income tax (provision) benefit from realized gains on investments for the three months ended March 31, 2022. We realize a gain/(loss) on our equity investments primarily when we either sell our equity investment or the underlying portfolio company is sold. Significant realized gains (losses) for the three months ended March 31, 2022 are summarized below (dollars in millions):

		Net Realized
Portfolio Company	Realization Event (1)	Gains (Losses)
Software Technology, LLC	Escrow distribution	$—
Frontline Food Services, LLC (f/k/a Accent Food Services, LLC)	Sale of portfolio company	0.2
Revenue Management Solutions, LLC	Escrow distribution	0.1
SpendMend LLC	Exit of portfolio company	6.2
FDS Avionics Corp.	Escrow distribution	(0.4)
Mesa Line Services, LLC	Escrow liability release	0.5
Mirage Trailers LLC	Sale of portfolio company	0.3
Net realized gain (loss) on investments		6.9
Income tax (provision) benefit from realized gains on investments		—
Net realized gain (loss), net of income tax provision, on investments		$6.9

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

During the three months ended March 31, 2022 and 2021, we recorded a net change in unrealized appreciation (depreciation) on investments attributable to the following (dollars in millions):

	Three Months Ended March 31,
Unrealized Appreciation (Depreciation)	2022	2021
Exit, sale or restructuring of investments	$(6.4)	$(1.6)
Fair value adjustments to debt investments	2.0	(5.2)
Fair value adjustments to equity investments	(0.9)	6.2
Net change in unrealized appreciation (depreciation)	$(5.3)	$(0.6)

Net Increase in Net Assets Resulting From Operations

Net increase (decrease) in net assets resulting from operations during the three months ended March 31, 2022 and 2021 was $11.7 million and $11.5 million, respectively, as a result of the events described above.

Liquidity and Capital Resources

As of March 31, 2022, we had $86.1 million in cash and cash equivalents and our net assets totaled $486.5 million. We believe that our current cash and cash equivalents on hand, our Credit Facility, our continued access to SBA-guaranteed debentures, and our anticipated cash flows from investments will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of securities (including the “at-the-market” program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. During the three months ended March 31, 2022, we repaid $20.0 million of SBA debentures which would have matured during the period March 1, 2025 through March 1, 2028. Our remaining outstanding SBA debentures continue to mature in 2025 and subsequent years through 2032, which will require repayment on or before the respective maturity dates. This “Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Updates” section above.

Cash Flows

For the three months ended March 31, 2022, we experienced a net decrease in cash and cash equivalents in the amount of $83.3 million. During that period, we made payments of $90.6 million of cash for operating activities, which included the funding of $114.4 million of investments which was partially offset by proceeds received from sales and repayments of investments of $23.2 million. During the same period, we received repayments of $0.2 million on our secured borrowings, made repayments of SBA debentures of $20.0 million; which were offset by proceeds from the issuances of SBA debentures of $41.5 million, paid cash dividends paid to stockholders of $13.0 million, and made payment of deferred financing costs related to our debt financings of $1.0 million.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of additional debt and equity capital.

SBA debentures

The Funds are licensed SBICs, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $175.0 million, whichever is less. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of March 31, 2022, Fund II and Fund III had $50.0 million and $78.5 million of outstanding SBA debentures, respectively. Subject to SBA regulatory requirements and approval, Fund III may access up to $96.5 million of additional SBA debentures under the SBIC debenture program. For more information on the SBA debentures, please refer to Note 6 to our consolidated financial statements.

Credit Facility

In June 2014, we entered into a senior secured revolving credit agreement (the "Credit Agreement") and the senior secured revolving credit facility (the "Credit Facility") to provide additional funding for our investment and operational activities. On April 24, 2019, we entered into the Amended Credit Agreement, which amends, restates, and replaces the Credit Agreement. On June 26, 2020, the Company amended the Amended Credit Agreement, but the material terms were unchanged. Among other revisions, the amendment to the Amended Credit Agreement modifies certain covenants therein, including to amend the minimum consolidated interest coverage ratio to be 2.25 to 1.00 for the four quarter period ending on June 30, 2020, 2.00 to 1.00 for the four quarter periods ending on each of September 30, 2020 and December 31, 2020, and 1.75 to 1.00 for each four quarter period ending at the end of each quarter thereafter. The Credit Facility is secured by substantially all of our assets, excluding the assets of the Funds.

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

We have made customary representations and warranties and we are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of March 31, 2022, we were in compliance with all covenants of the Credit Facility and there were no borrowings outstanding under the Credit Facility.

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

On February 8, 2019, we closed the public offering of approximately $60.0 million in aggregate principal amount of our 6.000% notes due 2024, or the “February 2024 Notes”. On February 19, 2019, the underwriters exercised their option to purchase an additional $9.0 million in aggregate principal of the February 2024 Notes. The total net proceeds to us from the February 2024 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of approximately $2.1 million and estimated offering expenses of $0.4 million, were approximately $66.5 million. On February 16, 2021, we redeemed $50.0 million of the $69.0 million in aggregate principal amount on the February 2024 Notes, resulting in a realized loss on extinguishment of debt of approximately $1.1 million. On November 2, 2021, we fully redeemed the remaining $19.0 million in aggregate principal amount on the issued and outstanding February 2024 Notes, resulting in a realized loss on extinguishment of debt of approximately $0.3 million.

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

On December 23, 2020, we closed the offering of $125.0 million in aggregate principal amount of our 4.75% notes due 2026, or the “January 2026 Notes”. The total net proceeds to us from the January 2026 Notes after deducting underwriting discounts of $2.5 million and estimated offering expenses of approximately $0.4 million, were approximately $122.1 million. The January 2026 Notes will mature on January 31, 2026 and bear interest at a rate of 4.75%. The January 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed more than three months prior to maturity and at par thereafter. Interest on the January 2026 Notes is payable on January 31 and July 31 of each year. We do not intend to list the January 2026 Notes on any securities exchange or automated dealer quotation system. As of March 31, 2022, the outstanding principal balance of the January 2026 Notes was approximately $125.0 million.

On October 8, 2021, we closed the offering of $125.0 million in aggregate principal amount of our 3.50% notes due 2026, or the “November 2026 Notes” (collectively with the Public Notes and the January 2026 Notes, the “Notes”). The total net proceeds to us from the November 2026 Notes, based on a public offering price of 99.996% of par, after deducting underwriting discounts of $2.5 million and estimated offering expenses of approximately $0.3 million, were approximately $122.2 million. The November 2026 Notes will mature on November 15, 2026 and bear interest at a rate of 3.50%. The November 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed more than three months prior to maturity and at par thereafter. Interest on the November 2026 Notes is payable on May 15 and November 15 of each year, beginning May 15, 2022. We do not intend to list the November 2026 Notes on any securities exchange or automated dealer quotation system. As of March 31, 2022, the outstanding principal balance of the November 2026 Notes was approximately $125.0 million.

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

Secured Borrowing

As of March 31, 2022, the carrying value of secured borrowings totaled $17.4 million and the fair value of the associated loans included in investments was $17.4 million. As of December 31, 2021, carrying value of secured borrowings totaled $17.6 million and the fair value of the associated loans included in investments was $17.5 million. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets that did not meet the definition of a “participating interest.” As a result, sale treatment was not permitted and these partial loan sales were treated as secured borrowings. The weighted average interest rate on our secured borrowings was approximately 4.497% and 4.392% as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022, the weighted average stated interest rates for our SBA debentures and Notes were 2.846% and 4.125%, respectively. As of March 31, 2022, we had $100.0 million of unutilized commitment under our Credit Facility, and we were subject to a 1.375% fee on such amount. As of March 31, 2022, the weighted average stated interest rate on total debt outstanding was 3.726%.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if the Board, including the Independent Directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. On July 14, 2021, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 14, 2022 or the date of our 2022 Annual Meeting of Stockholders. We are asking our stockholders to approve a similar proposal at our 2022 Annual Meeting of Stockholders on June 9, 2022. Our stockholders specified that the cumulative number of shares sold in each offering during the one-year period ending on the earlier of June 14, 2022 or the date of our 2022 Annual Meeting of Stockholders may not exceed 25.0% of our outstanding common stock immediately prior to each such sale.

Stock Repurchase Program

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On November 1, 2021, the Board extended the Stock Repurchase Program through December 31, 2022, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and we cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. We did not make any repurchases of common stock during the three months ended March 31, 2022 and 2021. Refer to Note 8 to our consolidated financial statements for additional information concerning stock repurchases.

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
•
our board of directors engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result it is not in our stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where we determine that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. Our board of directors consulted with the independent valuation firm(s) in arriving at our determination of fair value for 18 and 17 of our portfolio company investments representing 21.4% and 21.8% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended March 31, 2022 and December 31, 2021, respectively) as of March 31, 2022 and December 31, 2021, respectively;
•
the audit committee of our board of directors reviews the preliminary valuations of the Investment Advisor and of the independent valuation firm(s) and responds and supplements the valuation recommendations to reflect any comments; and
•
our board of directors discusses the valuations and determines the fair value of each investment in our portfolio in good faith, based on the input of the Investment Advisor, the independent valuation firm(s) and the audit committee.

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

Recently Issued Accounting Standard

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
•
The Investment Advisor, in consultation with the Board, agreed to voluntarily waive $0.1 million of the base management fees on any assets accounted for as secured borrowings as defined under GAAP for the three months ended March 31, 2022. There were no secured borrowings included in total assets for the three months ended March 31, 2021.

In connection with the IPO and our election to be regulated as a BDC, we applied for and received exemptive relief from the SEC on March 27, 2012 to allow us to take certain actions that would otherwise be prohibited by the 1940 Act, as applicable to BDCs. Effective June 30, 2014, pursuant to exemptive relief from the SEC, we are permitted to exclude the senior securities issued by Fund II and Fund III from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act.

While we may co-invest with investment entities managed by the Investment Advisor or its affiliates, to the extent permitted by the 1940 Act and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investment. On January 4, 2017, the SEC staff has granted us relief sought in an exemptive order that expands our ability to co-invest in portfolio companies with other funds managed by the Investment Advisor or its affiliates ("Affiliated Funds") in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) or the Independent Directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. However, neither we nor our affiliates are obligated to invest or co-invest when investment opportunities are referred to us or them.

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

Recent Developments

On April 1, 2022, we invested $8.5 million in first lien debt and made a commitment up to $1.0 million of additional first lien debt of Choice Technology Solutions, LLC (dba Choice Merchant Solutions, LLC), a leading omnichannel global payments platform.

On April 13, 2022, we invested $11.0 million in second lien debt of Virtex Enterprises, LP, a leading vertically integrated electronic manufacturing services provider.

On April 19, 2022, we exited our debt investment in Comply365, LLC. We received payment in full of $8.8 million on our first lien debt, which includes a prepayment fee.

On April 21, 2022, we exited our equity investment in TransGo, LLC. We received a distribution on our common equity investment for a realized gain of approximately $1.9 million.

On May 2, 2022, our Board declared a regular quarterly dividend of $0.36 per share and a supplemental dividend of $0.07 per share payable on June 24, 2022, to stockholders of record as of June 10, 2022.

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

In the future, our investment income may also be affected by changes in various interest rates, including the decommissioning of LIBOR and changes in alternate rates and prime rates, to the extent of any debt investments that include floating interest rates. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. Most recently, in March 2022, the Federal Reserve raised interest rates by 0.25%, the first increase since December 2018, and in March 2022 in response to an increase in inflation, and indicated that it would raise interest rates at each of the remaining six meetings in 2022 . See Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021, such as "Changes in interest rates will affect our cost of capital and net investment income”, “Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies”, and “Changes relating to the discontinuation LIBOR may adversely affect the value of our portfolio of LIBOR-indexed, floating-rate debt securities”.

As of March 31, 2022 and December 31, 2021, 37 and 32 portfolio company’s debt investments, respectively, bore interest at a variable rate, which represented $460.1 million and $376.0 million of our portfolio on a fair value basis, respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Our pooled SBA debentures and our Notes bear interest at fixed rates. Our Credit Facility bears interest, at our election, at a rate per annum equal to (a) 3.00% (or 2.75% if certain conditions are satisfied, including if (x) no equity interests are included in the borrowing base, (y) the contribution to the borrowing base of eligible portfolio investments that are performing first lien bank loans is greater than or equal to 35%, and (z) the contribution to the borrowing base of eligible portfolio investments that are performing first lien bank loans, performing last out loans, or performing second lien loans is greater than or equal to 60%) plus the one, two, three or six month LIBOR rate, as applicable, or (b) 2.00% (or 1.75% if the above conditions are satisfied) plus the highest of (A) a prime rate, (B) the Federal Funds rate plus 0.5%, (C) three month LIBOR plus 1.0%, and (D) zero.

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

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of March 31, 2022 (dollars in millions):

	Interest Income	Interest Expense
	Increase	Increase	Net Increase	Net Investment
Basis Point Increase (Decrease)	(Decrease) (1) (2)	(Decrease) (4)	(Decrease)	Income (3)
(200)	$(0.9)	$(0.1)	$(0.8)	$(0.6)
(150)	(0.9)	(0.1)	(0.8)	(0.6)
(100)	(0.9)	(0.1)	(0.8)	(0.6)
(50)	(0.8)	(0.1)	(0.7)	(0.6)
50	1.9	0.1	1.8	1.4
100	4.0	0.2	3.8	3.0
150	6.3	0.2	6.1	4.9
200	8.6	0.3	8.3	6.6
250	10.9	0.4	10.5	8.4
300	13.2	0.5	12.7	10.2

(1) Certain of our variable rate debt investments have a LIBOR, PRIME or SOFR interest rate floor, which lessens the impact of decreases in interest rates.

(2) Interest income calculated assuming three-month LIBOR and SOFR rate as of March 31, 2022.

(3) Includes the impact of income incentive fee at 20.0% on net increase (decrease) in net interest.

(4) As of March 31, 2022, we did not have any borrowings outstanding under our Credit Facility.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not, and the Investment Advisor is not, currently subject to any material legal proceedings.

Item 1A. Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Form 10-K for the year ended December 31, 2021 and filed with the SEC on March 3, 2022, which are incorporated herein by reference. These Risk Factors could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

FIDUS INVESTMENT CORPORATION

Date: May 5, 2022	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2022	/s/ SHELBY E. SHERARD
Shelby E. Sherard
Chief Financial Officer (Principal Financial and Accounting Officer)