Form 10-Q
period 2022-06-30
FIDUS INVESTMENT Corp
filed 2022-08-04
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 2, 2022, the Registrant had outstanding 24,437,400 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	June 30,
	2022	December 31,
	(unaudited)	2021
ASSETS
Investments, at fair value:
Control investments (cost: $6,833 and $6,833, respectively)	$—	$2,151
Affiliate investments (cost: $45,537 and $55,519, respectively)	106,374	137,284
Non-control/non-affiliate investments (cost: $687,344 and $559,434, respectively)	704,146	579,689
Total investments, at fair value (cost: $739,714 and $621,786, respectively)	810,520	719,124
Cash and cash equivalents	72,466	169,417
Interest receivable	13,109	8,231
Proceeds receivable from investments sold	11,895	—
Prepaid expenses and other assets	1,131	413
Total assets	$909,121	$897,185
LIABILITIES
SBA debentures, net of deferred financing costs (Note 6)	$124,447	$103,978
Notes, net of deferred financing costs (Note 6)	245,567	245,016
Borrowings under Credit Facility, net of deferred financing costs (Note 6)	(370)	(595)
Secured borrowings	17,263	17,637
Accrued interest and fees payable	4,492	4,668
Base management fee payable, net of base management fee waiver – due to affiliate	3,542	3,135
Income incentive fee payable – due to affiliate	1,183	2,622
Capital gains incentive fee payable – due to affiliate	22,756	29,227
Administration fee payable and other – due to affiliate	645	668
Taxes (receivable) payable	343	2,410
Payables for investments purchased	2,773	-
Accounts payable and other liabilities	2,505	655
Total liabilities	$425,146	$409,421
Commitments and contingencies (Note 7)
NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 24,437,400 and 24,437,400 shares
issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	$24	$24
Additional paid-in capital	361,807	361,807
Total distributable earnings	122,144	125,933
Total net assets	483,975	487,764
Total liabilities and net assets	$909,121	$897,185
Net asset value per common share	$19.80	$19.96

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

(in thousands, except shares and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Investment Income:
Interest income
Control investments	$—	$975	$—	$1,568
Affiliate investments	657	711	1,541	1,559
Non-control/non-affiliate investments	18,716	16,105	34,913	33,802
Total interest income	19,373	17,791	36,454	36,929
Payment-in-kind interest income
Control investments	—	596	—	937
Affiliate investments	—	84	30	195
Non-control/non-affiliate investments	367	424	884	940
Total payment-in-kind interest income	367	1,104	914	2,072
Dividend income
Control investments	—	568	—	568
Affiliate investments	69	110	725	110
Non-control/non-affiliate investments	7	149	40	242
Total dividend income	76	827	765	920
Fee income
Control investments	—	—	—	400
Affiliate investments	160	85	297	268
Non-control/non-affiliate investments	1,176	2,018	3,237	4,526
Total fee income	1,336	2,103	3,534	5,194
Interest on idle funds	1	1	4	1
Total investment income	21,153	21,826	41,671	45,116
Expenses:
Interest and financing expenses	4,639	4,562	9,051	9,756
Base management fee	3,618	3,215	6,961	6,391
Incentive fee - income	1,183	2,550	2,236	5,219
Incentive fee (reversal) - capital gains	(605)	3,883	(335)	3,974
Administrative service expenses	510	430	932	843
Professional fees	290	312	805	635
Other general and administrative expenses	531	396	818	741
Total expenses before base management fee waiver	10,166	15,348	20,468	27,559
Base management fee waiver	(76)	(29)	(152)	(29)
Total expenses, net of base management fee waiver	10,090	15,319	20,316	27,530
Net investment income before income taxes	11,063	6,507	21,355	17,586
Income tax provision (benefit)	55	34	9	32
Net investment income	11,008	6,473	21,346	17,554
Net realized and unrealized gains (losses) on investments:
Net realized gains (losses):
Control investments	(204)	—	(65)	957
Affiliate investments	15,300	—	15,624	—
Non-control/non-affiliate investments	3,212	2,150	9,617	4,409
Total net realized gain (loss) on investments	18,308	2,150	25,176	5,366
Income tax (provision) benefit from realized gains on investments	(122)	—	(121)	—
Net change in unrealized appreciation (depreciation):
Control investments	(2,151)	(6,877)	(2,151)	(5,985)
Affiliate investments	(15,049)	12,416	(20,928)	16,368
Non-control/non-affiliate investments	(4,013)	11,724	(3,453)	6,301
Total net change in unrealized appreciation (depreciation) on investments	(21,213)	17,263	(26,532)	16,684
Net gain (loss) on investments	(3,027)	19,413	(1,477)	22,050
Realized losses on extinguishment of debt	—	—	(198)	(2,180)
Net increase (decrease) in net assets resulting from operations	$7,981	$25,886	$19,671	$37,424
Per common share data:
Net investment income per share-basic and diluted	$0.45	$0.26	$0.87	$0.72
Net increase in net assets resulting from operations per share — basic and diluted	$0.33	$1.06	$0.80	$1.53
Dividends declared per share	$0.43	$0.39	$0.96	$0.77
Weighted average number of shares outstanding — basic and diluted	24,437,400	24,437,400	24,437,400	24,437,400

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except shares)

	Common Stock		Additional	Total
	Number of	Par	paid-in	distributable	Total net
	shares	value	capital	earnings	assets
Balances at December 31, 2020	24,437,400	$24	$363,751	$46,985	$410,760
Net investment income	—	—	—	11,081	11,081
Net realized gain (loss) on investments, net of taxes	—	—	—	3,216	3,216
Net unrealized appreciation (depreciation) on investments	—	—	—	(579)	(579)
Realized losses on extinguishment of debt	—	—	—	(2,180)	(2,180)
Dividends declared	—	—	—	(9,286)	(9,286)
Balances at March 31, 2021	24,437,400	$24	$363,751	$49,237	$413,012
Net investment income	—	—	—	6,473	6,473
Net realized gain (loss) on investments, net of taxes	—	—	—	2,150	2,150
Net unrealized appreciation (depreciation) on investments	—	—	—	17,263	17,263
Realized losses on extinguishment of debt	—	—	—	—	—
Dividends declared	—	—	—	(9,531)	(9,531)
Balances at June 30, 2021	24,437,400	$24	$363,751	$65,592	$429,367
Balances at December 31, 2021	24,437,400	$24	$361,807	$125,933	$487,764
Net investment income	—	—	—	10,338	10,338
Net realized gain (loss) on investments, net of taxes	—	—	—	6,869	6,869
Net unrealized appreciation (depreciation) on investments	—	—	—	(5,319)	(5,319)
Realized losses on extinguishment of debt	—	—	—	(198)	(198)
Dividends declared	—	—	—	(12,952)	(12,952)
Balances at March 31, 2022	24,437,400	$24	$361,807	$124,671	$486,502
Net investment income	—	—	—	11,008	11,008
Net realized gain (loss) on investments, net of taxes	—	—	—	18,186	18,186
Net unrealized appreciation (depreciation) on investments	—	—	—	(21,213)	(21,213)
Realized losses on extinguishment of debt	—	—	—	—	—
Dividends declared	—	—	—	(10,508)	(10,508)
Balances at June 30, 2022	24,437,400	$24	$361,807	$122,144	$483,975

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$19,671	$37,424
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Net change in unrealized (appreciation) depreciation on investments	26,532	(16,684)
Net realized (gain) loss on investments	(25,176)	(5,366)
Interest and dividend income paid-in-kind	(914)	(2,177)
Accretion of original issue discount	(60)	(605)
Accretion of loan origination fees	(711)	(1,139)
Purchase of investments	(160,098)	(167,349)
Proceeds from sales and repayments of investments	68,008	191,560
Proceeds from loan origination fees	1,023	1,171
Realized losses on extinguishment of debt	198	2,180
Amortization of deferred financing costs	1,058	1,117
Changes in operating assets and liabilities:
Interest receivable	(4,878)	(219)
Receivables from investments sold	(11,895)	—
Prepaid expenses and other assets	(718)	(1,164)
Accrued interest and fees payable	(176)	1,976
Base management fee payable, net of base management fee waiver – due to affiliate	407	(58)
Income incentive fee payable – due to affiliate	(1,439)	(60)
Capital gains incentive fee (reversal) – due to (from) affiliate	(6,471)	3,974
Administration fee payable and other – due to affiliate	(23)	(393)
Payables for investments purchased	2,773	—
Taxes payable	(2,067)	(700)
Accounts payable and other liabilities	1,850	463
Net cash provided by (used for) operating activities	(93,106)	43,951
Cash Flows from Financing Activities:
Proceeds received from SBA debentures	41,500	11,500
Repayments of SBA debentures	(20,000)	(19,200)
Principal payments on Notes	—	(100,000)
Proceeds received from (repayments of) borrowings under Credit Facility, net	—	—
Proceeds received from (repayments of) Secured Borrowings, net	(374)	13,500
Payment of deferred financing costs	(1,511)	(1,031)
Dividends paid to stockholders, including expenses	(23,460)	(18,817)
Net cash provided by (used for) financing activities	(3,845)	(114,048)
Net increase (decrease) in cash and cash equivalents	(96,951)	(70,097)
Cash and cash equivalents:
Beginning of period	169,417	124,308
End of period	$72,466	$54,211
Supplemental disclosure of cash flow information:
Cash payments for interest	$8,169	$6,663
Cash payments for taxes, net of tax refunds received	$2,197	$732

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

June 30, 2022

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets

Control Investments (t)
Hilco Plastics Holdings, LLC (dba Hilco Technologies) (n)	Component Manufacturing
Common Equity (Units N/A) (j)				4/6/2021			$—	$—	0%

Mesa Line Services, LLC (n)	Utilities: Services
Common Equity (10 shares) (j)				4/22/2021			—	—	0%

US GreenFiber, LLC (n)	Building Products Manufacturing
Second Lien Debt (j)(y)			10.00%/3.00%	7/3/2014	8/30/2024	$5,226	5,223	—
Common Equity (2,522 units) (h)(j)				7/3/2014			586	—
Common Equity (425,508 units) (j)				8/30/2019			1	—
Common Equity (1,022,813 units) (h)(j)				7/1/2020			1,023	—
							6,833	—	0%

Total Control Investments							$6,833	$—	0%

Affiliate Investments (l)
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	Building Products Manufacturing
Subordinated Debt (j)			10.00%/0.00%	12/31/2021	12/31/2027	$9,602	$9,602	$9,602
Common Equity (5,690units) (h) (j)				12/31/2021			5,690.00	5,690.00
Common Equity (7,113 units) (h) (j)				12/31/2021			7,113.00	7,113.00
Common Equity (2,012units) (h) (j)				12/31/2021			-	-
							22,405	22,405	4%

FAR Research Inc. (n)	Specialty Chemicals
Common Equity (1,396 units)				3/31/2014			—	28	0%

Medsurant Holdings, LLC	Healthcare Services
Preferred Equity (84,997 units) (h)(j)				4/12/2011			716	743
Warrant (252,588 units) (h)(j)(m)				4/12/2011			2,258	2,493
							2,974	3,236	1%
Mirage Trailers LLC (n)	Utility Equipment Manufacturing
Common Equity (2,500,000 shares)				11/25/2015			—	—	0%

Pfanstiehl, Inc.	Healthcare Products
Common Equity (4,250 units) (j)				3/29/2013			425	61,274	13%

Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	Aerospace & Defense Manufacturing
First Lien Debt (k)(ag)		(L + 5.50%) / (1.00%)	7.75%/0.00%	2/12/2021	2/11/2026	15,000	14,920	15,000
Common Equity (41,290 units) (j)				2/12/2021			2,609	—
Common Equity (12,035 units) (j)				8/25/2021			1,204	945
							18,733	15,945	3%
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Common Equity (1,000,000 units)				11/12/2015			1,000	3,486	1%

Total Affiliate Investments							$45,537	$106,374	22%

Non-control/Non-affiliate Investments
2KDirect, Inc. (dba iPromote)	Information Technology Services
First Lien Debt (k)(at)		(L + 6.75%) / (0.50%)	8.93%/0.00%	6/25/2021	6/25/2026	$12,254	$12,185	$12,254
First Lien Debt (j)(aa)		(L + 6.75%) / (0.50%)	5.68%/0.00%	7/30/2021	6/25/2026	3,770	3,770	3,771
Common Equity (1,000,000 units)				6/25/2021			1,000	596
							16,955	16,621	3%
Acendre Midco, Inc.	Information Technology Services
First Lien Debt (j)		(L + 7.75%) / (0.50%)	8.72%/0.00%	10/6/2021	10/6/2026	5,500	5,486	5,500
First Lien Debt (j)		(L + 7.75%) / (0.50%)	8.72%/0.00%	10/6/2021	10/6/2026	12,500	12,443	12,500
Revolving Loan ($1,000 unfunded commitment) (j)(i)		(L + 7.50%) / (0.50%)		10/6/2021			—	—
Common Equity (500,000 shares) (j)				10/6/2021			371	557
Warrant (150,000 shares) (j)(m)				10/6/2021			129	167
							18,429	18,724	4%
Aeronix Inc.	Aerospace & Defense Manufacturing
First Lien Debt (ai)		(L + 5.88%) / (0.50%)	8.13%/0.00%	6/11/2021	6/11/2026	14,250	14,175	14,250
Common Equity (549 units)				6/11/2021			593	902
							14,768	15,152	3%
Allredi, LLC (fka Marco Group International OpCo, LLC)	Industrial Cleaning & Coatings
Second Lien Debt			10.50%/0.75%	3/2/2020	9/2/2026	10,345	10,281	8,129
Common Equity (570,636 units) (h)(j)				7/21/2017			637	—
Common Equity (39,443 units) (h)(j)				11/24/2021			22	42
							10,940	8,171	2%
American AllWaste LLC (dba WasteWater Transport Services)	Environmental Industries
First Lien Debt (j)(p)		(L + 6.15%) / (1.00%)	7.15%/0.00%	6/28/2021	6/28/2026	20,500	20,305	20,500
First Lien Debt (j)(o)		(L + 3.75%) / (1.00%)	4.75%/0.00%	6/28/2021	6/28/2026	330	330	330
Preferred Equity (500 units) (h)(j)				5/31/2018			500	386
Preferred Equity (207 units) (h)(j)				8/6/2019			250	166
Preferred Equity (141 units) (h)(j)				11/2/2020			171	113
Preferred Equity (74 units) (h)(j)				12/29/2021			97	64
							21,653	21,559	4%
AOM Intermediate Holdco, LLC (dba AllOver Media)	Information Technology Services
First Lien Debt (aq)		(S + 6.50%) / (0.75%)	7.40%/0.00%	2/1/2022	2/1/2027	10,000	9,931	9,931
Common Equity (750 units) (h)(j)				2/1/2022			750	750
							10,681	10,681	2%
Applied Data Corporation	Information Technology Services
First Lien Debt (k)(v)		(L + 6.25%) / (1.50%)	7.75%/0.00%	11/6/2020	11/6/2025	11,500	11,448	11,500
Common Equity (22 units)				11/6/2020			15	77
Preferred Equity (1,104,539 units)				11/6/2020			1,105	1,246
							12,568	12,823	3%
Auto CRM LLC (dba Dealer Holdings)	Information Technology Services
First Lien Debt (au)		(P + 5.50%) / (3.25%)	10.25%/0.85%	10/1/2021	10/1/2026	7,548	7,485	7,549
Subordinated Debt			0.00%/12.75%	10/1/2021	12/31/2026	550	546	550
Common Equity (500 units) (j)				10/1/2021			500	496
							8,531	8,595	2%
AVC Investors, LLC (dba Auveco) (n)	Specialty Distribution
Common Equity (5,000 units) (j)				1/3/2018			—	9	0%

B&B Roadway and Security Solutions, LLC (n)	Component Manufacturing
Common Equity (50,000 units) (h)(j)				2/27/2018			—	—	0%

Bandon Fitness (Texas), Inc.	Retail
Common Equity (545,810 units) (j)				8/9/2019			931	3,902	1%

BCM One Group Holdings, Inc.	Information Technology Services
Subordinated Debt (j)			10.25%/0.00%	11/17/2021	11/17/2028	11,333	11,275	11,333	2%

Bedford Precision Parts LLC	Specialty Distribution
First Lien Debt (j)(s)		(L + 6.25%) / (1.00%)	7.92%/0.00%	3/12/2019	3/12/2024	4,472	4,459	4,472
Common Equity (500,000 units) (h)(j)				3/12/2019			488	403
							4,947	4,875	1%
Cardback Intermediate, LLC (dba Chargeback Gurus)	Information Technology Services
First Lien Debt (j)(ah)		(L + 6.50%) / (0.75%)	7.47%/0.00%	8/10/2021	8/10/2026	13,144	13,080	13,144
Common Equity (495 shares) (j)				8/10/2021			125	13
Preferred Equity (495 shares) (j)				8/10/2021			125	268
							13,330	13,425	3%
Cardboard Box LLC (dba Anthony's Coal Fired Pizza)	Restaurants
Common Equity (521,021 units) (j)(ao)				12/15/2015			521	42
Preferred Equity (1,043,133 units) (j)(ao)				12/6/2019			96	283
							617	325	0%
Choice Technology Solutions, LLC (dba Choice Merchant Solutions, LLC)	Information Technology Services
First Lien Debt (j)		(S + 7.25%) / (1.00%)		4/1/2022	4/1/2027	8,500	8,455	8,455
Revolving Loan ($1,000 unfunded commitment) (i)(j)		(S + 6.25%) / (1.00%)		4/1/2022	4/1/2027	—	—	—
							8,455	8,455	2%
CIH Intermediate, LLC	Business Services
Subordinated Debt (k)			10.00%/1.00%	3/3/2022	3/3/2028	13,682	13,552	13,552
Common Equity (563 shares) (j)				3/3/2022			400	400
Preferred Equity (563 shares) (j)				3/3/2022			400	400
							14,352	14,352	3%
Combined Systems, Inc.	Aerospace & Defense Manufacturing
First Lien Debt		(L + 10.00%) / (2.00%)		1/31/2020	1/31/2025	6,991	6,961	7,061
Revolving Loan ($605 unfunded commitment) (j)(ac)		(L + 9.00%) / (2.00%)		1/31/2020	1/31/2025	3,395	3,382	3,395
							10,343	10,456	2%
Comply365, LLC	Aerospace & Defense Manufacturing
Common Equity (1,000,000 units)				12/11/2020			627	1,024	0%

CRS Solutions Holdings, LLC (dba CRS Texas)	Business Services
Common Equity (Class A Units) (574,929 units) (h)(j)				6/28/2022			272	499	0%

Dataguise, Inc.	Information Technology Services
First Lien Debt (j)			11.00%/0.00%	12/31/2020	12/31/2023	19,750	19,700	19,256
Common Equity (909 shares) (j)				12/31/2020			1,500	1,123
							21,200	20,379	4%
Diversified Search LLC	Business Services
First Lien Debt (k)(r)		(S + 6.50%) / (1.00%)	7.50%/0.00%	2/7/2019	2/7/2024	24,155	23,990	24,155
Common Equity (573 units) (h)(j)				2/7/2019			593	877
							24,583	25,032	5%
EBL, LLC (EbLens)	Retail
Second Lien Debt (j)(y)			12.50%/1.50%	7/13/2017	1/13/2023	9,351	9,337	5,588
Common Equity (75,000 units) (j)				7/13/2017			750	—
							10,087	5,588	1%
ECM Industries, LLC	Component Manufacturing
Common Equity (1,000,000 units) (h)(j)				4/30/2020			221	1,250	0%

Elements Brands, LLC	Consumer Products
First Lien Debt			12.25%/0.00%	12/31/2020	12/31/2025	5,625	5,602	5,625
Revolving Loan ($1,500 unfunded commitment) (j)(i)			12.25%/0.00%	12/31/2020	12/31/2025	1,500	1,488	1,500
							7,090	7,125	2%
Fishbowl Solutions, LLC	Information Technology Services
First Lien Debt (ar)		(S + 7.75%) / (1.00%)	8.75%/0.00%	3/25/2022	3/25/2027	14,500	14,397	14,397	3%

Frontline Food Services, LLC (f/k/a Accent Food Services, LLC) (n)	Vending Equipment Manufacturing
Preferred Equity (Class A Units) (46 units) (j)				12/31/2020			—	—
Common Equity (Class B Units) (124 units) (j)				12/31/2020			—	27
Preferred Equity (Class C Units) (100 units) (j)				12/31/2020			—	158
							—	185	0%
Global Plasma Solutions, Inc.	Component Manufacturing
Common Equity (947 shares) (j)				9/21/2018			52	551	0%

GP&C Operations, LLC (dba Garlock Printing and Converting)	Component Manufacturing
First Lien Debt (w)		(L + 8.25%) / (1.00%)	9.85%/0.00%	1/22/2021	1/22/2026	11,000	10,882	11,000
Common Equity (515,625 units) (h)(j)				1/22/2021			516	197
							11,398	11,197	2%
Green Cubes Technology, LLC (dba Green Cubes)	Information Technology Services
First Lien Debt (j)		(L + 13.00%) / (0.00%)	14.63%/0.00%	12/17/2021	12/17/2024	13,000	12,940	13,000	3%

Gurobi Optimization, LLC	Information Technology Services
Common Equity (3 shares)				12/19/2017			605	2,122	0%

Haematologic Technologies, Inc.	Healthcare Services
First Lien Debt (x)		(L + 8.25%) / (2.00%)	10.50%/0.00%	10/11/2019	10/11/2024	5,378	5,359	5,026
Common Equity (630 units) (h)(j)				10/11/2019			630	124
							5,989	5,150	1%
Hallmark Health Care Solutions, Inc.	Healthcare Services
First Lien Debt (j)(ae)		(L + 7.25%) / (1.50%)	8.75%/0.00%	12/4/2020	12/4/2025	8,400	8,357	8,400
Common Equity (750,000 units) (j)				12/4/2020			750	3,905
							9,107	12,305	3%
Healthfuse, LLC	Healthcare Services
First Lien Debt (af)		(L + 7.00%) / (1.00%)	8.00%/0.00%	11/13/2020	11/13/2025	5,219	5,192	5,350
Preferred Equity (197,980 units)				11/13/2020			748	1,311
							5,940	6,661	1%
Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt (k)			13.00%/0.00%	3/23/2016	3/31/2023	25,000	24,991	25,000
Common Equity (3,750 units)				3/23/2016			92	154
Preferred Equity (868 units) (j)				10/16/2020			148	190
							25,231	25,344	5%
IBH Holdings, LLC (fka Inflexxion, Inc.)	Business Services
Common Equity (150,000 units)				6/20/2018			—	432	0%

Ipro Tech, LLC	Information Technology Services
First Lien Debt (j)(u)		(L + 7.00%) / (1.00%)	9.25%/1.00%	6/30/2020	7/28/2025	19,575	18,752	19,575
Preferred Equity (j)				7/28/2021			682	1,023
							19,434	20,598	4%
ISI PSG Holdings, LLC (dba Incentive Solutions, Inc.)	Business Services
First Lien Debt (j)(aj)		(L + 7.50%) / (0.50%)	8.47%/0.00%	4/5/2021	4/5/2026	12,333	12,253	12,333
First Lien Debt (j)(an)		(L + 7.50%) / (0.50%)	8.47%/0.00%	6/30/2021	4/5/2026	13,163	13,163	13,163
Common Equity (256,964 units) (h)(j)				4/5/2021			500	668
							25,916	26,164	5%
K2 Merger Agreement Agent, LLC (fka K2 Industrial Services, Inc.) (n)	Industrial Cleaning & Coatings
Second Lien Debt (j) (y)			0.00%/10.00%	1/28/2019	1/28/2023	2,368	2,368	2,188	0%

The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Common Equity (855 shares) (j)				12/8/2017			933	978	0%

Level Education Group, LLC (dba CE4Less)	Business Services
First Lien Debt (ak)		(L + 6.75%) / (0.50%)	7.72%/0.00%	4/1/2021	4/1/2026	5,234	5,203	5,234
Common Equity (1,000,000 units) (j)				4/1/2021			1,000	1,101
							6,203	6,335	1%
LifeSpan Biosciences, Inc.	Healthcare Products
Subordinated Debt (j)			11.50%/0.00%	3/19/2021	9/19/2026	16,000	15,939	16,000
Common Equity (100 shares) (j)				3/19/2021			1,000	809

							16,939	16,809	4%
Micronics Filtration Holdings, Inc. (dba Micronics Engineered Filtration Group, Inc.)	Component Manufacturing
First Lien Debt (k) (as)		(S + 5.50%) / (0.50%)	6.41%/0.00%	2/17/2022	2/17/2027	21,000	20,854	20,854
Common Equity (14,400 units) (j)				2/17/2022			1,440	1,440
							22,294	22,294	5%
Midwest Transit Equipment, Inc.	Transportation services
Warrant (7,192 shares) (j)(m)				6/23/2017			180	250
Warrant (4.79% of Junior Subordinated Notes) (j)(q)				6/23/2017			190	271
							370	521	0%
Mobilewalla, Inc.	Information Technology Services
First Lien Debt (j)		(L + 11.50%) / (0.50%)		12/17/2021	12/17/2024	5,715	5,691	5,715	1%

Netbase Solutions, Inc. (dba Netbase Quid)	Information Technology Services
First Lien Debt (k)(ap)		(P + 4.00%) / (3.25%)	8.75%/0.00%	11/18/2021	11/18/2025	16,708	16,603	16,708	4%

NGT Acquisition Holdings, LLC (dba Techniks Industries)	Component Manufacturing
Common Equity (378 units) (j)				5/24/2017			500	141	0%

OMC Investors, LLC (dba Ohio Medical Corporation)	Healthcare Products
Second Lien Debt			13.00%/0.00%	1/26/2021	6/30/2024	5,000	4,971	5,000
Common Equity (5,000 units)				1/15/2016			195	627
							5,166	5,627	1%
Palisade Company, LLC	Information Technology Services
Common Equity (50 shares) (j)				11/15/2018			500	2,229	1%

Palmetto Moon, LLC	Retail
Common Equity (499 units) (j)				11/3/2016			265	636	0%

Pinnergy, Ltd.	Oil & Gas Services
Subordinated Debt (j)			9.00%/0.00%	6/30/2022	6/30/2027	15,000	14,925	14,925	3%

Pool & Electrical Products, LLC (n)	Specialty Distribution
Common Equity (15,000 units) (h)(j)				10/28/2020			549	4,466	1%

Power Grid Components, Inc.	Specialty Distribution
Second Lien Debt (k)			11.00%/1.00%	4/12/2018	12/2/2025	17,659	17,606	17,659
Preferred Equity (392 shares) (j)				4/12/2018			392	593
Preferred Equity (48 shares) (j)				12/2/2019			48	73
Common Equity (10,622 shares) (j)				4/12/2018			462	442
							18,508	18,767	4%
PowerGrid Services Acquisition, LLC	Utilities: Services
Second Lien Debt (j)		(L + 9.50%) / (1.00%)		9/21/2021	3/21/2029	10,831	10,782	10,831
Common Equity (5,341 units) (h)(j)				9/21/2021			534	532
							11,316	11,363	2%
Prime AE Group, Inc.	Business Services
First Lien Debt (j)		(L + 6.25%) / (2.00%)	8.25%/0.00%	11/25/2019	11/25/2024	6,000	5,907	5,833
Preferred Equity (900,000 shares) (j)				11/25/2019			900	216
							6,807	6,049	1%
Pugh Lubricants, LLC (n)	Specialty Distribution
Common Equity (3,062 units) (h)(j)				11/10/2016			—	—	0%

Quest Software US Holdings Inc.	Information Technology Services
Second Lien Debt (j)		(S + 7.50%) / (0.50%)		3/1/2022	2/1/2030	18,000	17,560	17,560	4%

Rhino Assembly Company, LLC	Specialty Distribution
Second Lien Debt (k)			11.50%/0.00%	8/11/2017	2/11/2026	14,851	14,835	14,851
Common Equity (Class A Units) (10,915 units) (h)(j)				8/11/2017			1,125	1,622
Preferred Equity (Units N/A) (h)(j)				12/10/2020			268	296
Common Equity (Class F Units) (710 units) (h)(j)				12/10/2020			—	—
							16,228	16,769	4%
Road Safety Services, Inc.	Business Services
Second Lien Debt			11.25%/2.00%	9/18/2018	9/18/2025	15,682	15,643	15,682
Common Equity (779 units)				9/18/2018			1,121	1,269
							16,764	16,951	4%
SES Investors, LLC (dba SES Foam)	Building Products Manufacturing
Common Equity (6,000 units) (h)(j)				9/8/2016			404	7,709	2%

Suited Connector LLC	Information Technology Services
Second Lien Debt (j)			12.00%/0.00%	10/29/2021	6/1/2028	16,000	15,927	13,416
Common Equity (7,500 units) (h)(j)				12/1/2021			750	398
							16,677	13,814	3%
Tedia Company, LLC	Healthcare Products
First Lien Debt (j)		(S + 7.75%) / (1.00%)		3/4/2022	3/4/2027	15,600	15,518	15,518
Revolving Loan ($3,500 unfunded commitment) (j)(i)		(S + 7.75%) / (1.00%)		3/4/2022	3/4/2027	500	479	479
Delayed Draw Commitment ($3,000 unfunded commitment) (j)(ac)		(S + 7.75%) / (1.00%)		3/4/2022	3/4/2027	—	(16)	—
Subordinated Debt (j)			7.25%/7.25%	3/4/2022	9/4/2027	2,560	2,546	2,546
Preferred Equity (Series A) (1,000 units) (h)(j)				3/4/2022			1,000	1,000
							19,527	19,543	4%
TransGo, LLC (n)	Component Manufacturing
Common Equity (500 units) (j)				2/28/2017			—	—	0%

The Tranzonic Companies	Specialty Distribution
Preferred Equity (5,653 units) (j)				3/27/2018			565	841
Common Equity (1 units) (j)				3/27/2018			—	488
							565	1,329	0%
UBEO, LLC	Business Services
Common Equity (705,000 units) (h)(j)				4/3/2018			645	893	0%

United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)(j)				4/1/2012			1,008	—
Warrant (57,469 units) (j)(m)				3/5/2012			566	—
							1,574	—	0%
UPG Company, LLC	Component Manufacturing
First Lien Debt (j)(al)		(S + 8.25%) / (0.50%)	10.07%/0.00%	6/21/2021	6/21/2024	16,700	16,614	16,700	4%

Virginia Tile Company, LLC	Specialty Distribution
Common Equity (17 units) (j)				12/19/2014			342	1,153	0%

Virtex Enterprises, LP	Component Manufacturing
Second Lien Debt		(S + 9.75%) / (1.00%)		4/13/2022		11,002	10,896	10,896	2%

Western's Smokehouse, LLC	Consumer Products
First Lien Debt (j)(ab)		(L + 6.50%) / (1.25%)	8.75%/0.00%	2/28/2020	12/23/2024	9,616	9,538	9,616	2%
Delayed Draw Commitment ($3,500 unfunded commitment) (j)		(L + 6.50%) / (1.25%)	8.75%/0.00%	6/29/2022	12/23/2024	—	—	—
							9,538	9,616	2%

Winona Foods, Inc.	Specialty Distribution
First Lien Debt (j)(am)		(L + 12.00%) / (1.00%)	14.25%/0.00%	4/1/2021	4/1/2026	4,000	3,893	4,000
First Lien Debt		(L + 13.00%) / (1.00%)		4/1/2021	4/1/2026	7,000	6,961	7,000
							10,854	11,000	2%
Wonderware Holdings, LLC (dba CORE Business Technologies)	Information Technology Services
First Lien Debt ($184 unfunded commitment) (i)(k)(z)		(L + 7.25%) / (1.00%)	8.94%/0.00%	2/10/2021	2/9/2026	8,316	8,273	8,316	2%

Worldwide Express Operations, LLC	Transportation services

Second Lien Debt (j)		(L + 7.00%) / (0.75%)	8/2/2021	7/26/2029	22,500	21,747	21,747
Common Equity (795,000) (j)			7/21/2021			795	894
Common Equity (752,380 units) (h)(j)			7/26/2021			225	691
						22,767	23,332	5%
Xeeva, Inc.	Information Technology Services
First Lien Debt (j)		(L + 10.50%) / (1.50%)	2/11/2021	2/11/2026	9,400	9,362	9,400	2%

Zonkd, LLC	Component Manufacturing
First Lien Debt (j)		(L + 10.00%) / (1.00%)	3/18/2022	3/18/2027	5,000	4,784	4,784
Delayed Draw Commitment ($1,000 unfunded commitment) (j)(ad)		(L + 10.00%) / (1.00%)	3/18/2022	3/18/2027	—	—	—
Common Equity (4,987 units) (h)(j)			3/18/2022			169	169
						4,953	4,953	1%

Total Non-control/Non-affiliate Investments						$687,344	$704,146	145%

Total Investments						$739,714	$810,520	167%

(a) See Note 3 to the consolidated financial statements for portfolio composition by geographic location.
(b) Equity ownership may be held in shares or units of companies related to the portfolio companies.
(c) All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.

(d) Variable rate investments bear interest at a rate indexed to LIBOR (L), Prime (P) or SOFR (S), which are reset monthly, bimonthly, quarterly, or semi-annually. Certain variable rate investments also include a LIBOR, Prime or SOFR interest rate floor. For each investment, the Company has provided the spread over the reference rate and the LIBOR, Prime or SOFR floor, if any, as of June 30, 2022.

(e) Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of June 30, 2022. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
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

(i) The disclosed commitment represents the unfunded amount as of June 30, 2022. The Company is earning 0.50% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate which will be earned if the commitment is funded.

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

(p) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.96% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(q) Warrant entitles the Company to purchase 4.79% of the outstanding principal of Junior Subordinated Notes prior to exercise, and is non-income producing.

(r) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.40% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(s) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.43% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(u) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of 2.96% and PIK interest amount of 0.99% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(x) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.77% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(y) Investment was on non-accrual status as of June 30, 2022.

(z) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.57% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ab) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.90% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ac) The disclosed commitment represents the unfunded amount as of June 30, 2022. The Company is earning 1.00% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

(ad) The disclosed commitment represents the unfunded amount as of June 30, 2022. The Company is earning 2.00% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

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

(af) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.25% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ag) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.72% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ah) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.75% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ai) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.77% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(am) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 6.44% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ao) The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company can not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2022, total non-qualifying assets at fair value represented 0.04% of the Company's total assets calculated in accordance with the 1940 Act.

(ap) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of 2.25% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(at) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.42% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(au) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 0.05% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits included in the income tax provision, if any. There were no material uncertain income tax positions at June 30, 2022 and December 31, 2021. The Company’s tax returns are generally subject to examination by U.S. federal and most state tax authorities for a period of three years from the date the respective returns are filed, and, accordingly, the Company’s 2018 through 2020 tax years remain subject to examination.

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

Earnings and net asset value per share: The earnings per share calculations for the three and six months ended June 30, 2022 and 2021, are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Stock Repurchase Program: The Company has an open market stock repurchase program (the “Stock Repurchase Program”) under which the Company may acquire up to $5,000 of its outstanding common stock. Under the Stock Repurchase Program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by the Company’s management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On November 1, 2021, the Board extended the Stock Repurchase Program through December 31, 2022, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require the Company to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. The Company did not make any repurchases of common stock during the three and six months ended June 30, 2022 and 2021. Refer to Note 8 for additional information concerning stock repurchases.

Recent accounting pronouncement:

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820),” which clarifies that a contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security and is not included in the equity security’s unit of account. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value. In addition, ASU No. 2022-03 prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. ASU No. 2022-03’s amendments are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU No. 2022-03 on its consolidated financial statements.

SEC Regulation S-K Update:

In November 2020, the SEC issued a final rule that modernized and simplifies Management's Discussion and Analysis and certain financial disclosure requirements in Regulation S-K (the “Amendments”). Specifically, the Amendments: (i) eliminate Item 301 of Regulation S-K (Selected Financial Data); (ii) simplify Item 302 of Regulation S-K (Supplementary Financial Information); and (iii) amend certain aspects of Item 303 of Regulation S-K (Management's Discussion and Analysis of Financial Condition and Results of Operations). The Amendments became effective on February 10, 2021 and compliance was required for the registrants' fiscal year ending on or after August 9, 2021. The Company adopted the Amendments on the effective date which did not have a material impact on the Company’s Consolidated Financial Statements.

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

As of June 30, 2022, the Company had active investments in 73 portfolio companies and residual investments in twelve portfolio companies that have sold their underlying operations. The aggregate fair value of the total portfolio was $810,520 and the weighted average effective yield on the Company’s debt investments was 11.9% as of such date. As of June 30, 2022, the Company held equity investments in 80.0% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 3.7%.

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

The weighted average yield of the Company’s debt investments is not the same as a return on investment for its stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of all of the Company’s and its subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of June 30, 2022 and December 31, 2021, including accretion of OID and debt investment origination fees, but excluding investments on non-accrual status and investments recorded as a secured borrowing, if any.

Purchases of debt and equity investments for the six months ended June 30, 2022 and 2021 totaled $160,098 and $167,349, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the six months ended June 30, 2022 and 2021 totaled $68,008 and $191,560, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	June 30,		December 31,		June 30,		December 31,
	2022		2021		2022		2021
First Lien Debt(1)	$432,549	53.4%	$354,922	49.4%	$430,554	58.2%	$353,306	56.8%
Second Lien Debt	168,547	20.8	158,815	22.1	182,167	24.6	168,573	27.1
Subordinated Debt	68,508	8.4	36,064	5.0	68,385	9.2	35,995	5.8
Equity	137,735	17.0	166,119	23.1	55,285	7.5	60,589	9.8
Warrants	3,181	0.4	3,204	0.4	3,323	0.5	3,323	0.5
Total	$810,520	100.0%	$719,124	100.0%	$739,714	100.0%	$621,786	100.0%
(1)
Includes unitranche investments, which account for 41.7% and 45.5% of our portfolio on a fair value and cost basis as of June 30, 2022, respectively. Includes unitranche investments, which account for 40.2% and 46.3% of our portfolio on a fair value and cost basis as of December 31, 2021, respectively.

All investments made by the Company as of June 30, 2022 and December 31, 2021 were made in portfolio companies headquartered in the U.S. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	June 30,		December 31,		June 30,		December 31,
	2022		2021		2022		2021
Midwest	$189,858	23.4%	$157,222	21.9%	$124,377	16.8%	$89,865	14.5%
Southeast	237,269	29.3	219,988	30.6	238,478	32.2	197,380	31.7
Northeast	133,516	16.5	126,569	17.6	133,162	18.0	127,809	20.6
West	119,820	14.8	105,918	14.7	121,869	16.5	100,098	16.1
Southwest	130,057	16.0	109,427	15.2	121,828	16.5	106,634	17.1
Total	$810,520	100.0%	$719,124	100.0%	$739,714	100.0%	$621,786	100.0%

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The following table shows portfolio composition by type and by geographic region at fair value as a percentage of net assets.

By Type			By Geographic Region
	June 30,	December 31,		June 30,	December 31,
	2022	2021		2022	2021
First Lien Debt	89.3%	72.8%	Midwest	39.2%	32.2%
Second Lien Debt	34.8	32.6	Southeast	49.0	45.1
Subordinated Debt	14.2	7.4	Northeast	27.6	26.0
Equity	28.5	34.0	West	24.8	21.7
Warrants	0.7	0.6	Southwest	26.9	22.4
Total	167.5%	147.4%	Total	167.5%	147.4%

As of June 30, 2022 and December 31, 2021, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio on a fair value or cost basis. As of June 30, 2022 and December 31, 2021, the Company's investment in Pfanstiehl, Inc. totaled $61,274 and $57,639 or 6.7% and 6.4% of total assets, respectively.

As of June 30, 2022, the Company had debt investments in three portfolio companies on non-accrual status. As of December 31, 2021, the Company had a debt investment in one portfolio company on non-accrual status.

	June 30, 2022		December 31, 2021
	Fair		Fair
Portfolio Company	Value	Cost	Value		Cost
EBL, LLC (EbLens)	$5,588	$9,337	$—	(1)	$—	(1)
US GreenFiber, LLC	—	5,223	—	(2)	5,223	(2)
K2 Merger Agreement Agent, LLC (fka K2 Industrial Services, Inc.)	2,188	2,368	—	(1)	—	(1)
Total	$7,776	$16,928	$—		$5,223

(1)	Portfolio company debt investment was not on non-accrual status as of December 31, 2021.
(2)	Portfolio company was on PIK-only non-accrual status at December 31, 2021, meaning the Company has ceased recognizing PIK interest income on the investment.

Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of control and affiliate investments as of December 31, 2021 and any additions and reductions made to such investments during the six months ended June 30, 2022, the ending fair value as of June 30, 2022, and the total investment income earned on such investments during the period.

						Six Months Ended June 30, 2022
Portfolio Company (1)	June 30, 2022 Principal Amount - Debt Investments	December 31, 2021 Fair Value	Gross Additions (2)	Gross Reductions (3)	June 30, 2022 Fair Value	Net Realized Gains (Losses) (4)	Net Change in Unrealized Appreciation (Depreciation)	Interest Income	Payment-in-kind Interest Income	Dividend Income	Fee Income
Control Investments
Hilco Plastics Holdings, LLC (dba Hilco Technologies)	$—	$—	$-	$-	$—	$—	$—	$-	$—	$-	$—
Mesa Line Services, LLC	—	2,151	295	(2,446)	-	296	(2,151)	-	-	—	—
US GreenFiber, LLC	5,226	-	-	—	—	—	-	-	-	—	—
Total Control Investments	$5,226	$2,151	$295	$(2,446)	$-	$296	$(2,151)	$-	$-	$-	$-
Affiliate Investments
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	$9,602	$22,405	$12,803	$(12,803)	$22,405	$—	$—	$483	$—	$—	$—
FAR Research Inc.	—	28	—	—	28	—	—	—	—	—	—
Medsurant Holdings, LLC	—	3,662	-	(426)	3,236	—	(426)	-	—	—	-
Mirage Trailers LLC	-	10,675	355	(11,030)	-	324	(1,693)	248	29	-	132
Pfanstiehl, Inc.	—	57,639	3,635	—	61,274	—	3,635	—	—	—	—
Pinnergy, Ltd. (5)	—	21,178	15,300	(36,478)	-	15,300	(18,178)	—	—	656	—
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	15,000	18,359	2,010	(4,424)	15,945	—	(4,414)	810	—	—	165
Steward Holding LLC (dba Steward Advanced Materials)	—	3,338	148	-	3,486	—	148	-	1	69	—
Total Affiliate Investments	$24,602	$137,284	$34,251	$(65,161)	$106,374	$15,624	$(20,928)	$1,541	$30	$725	$297

(1)	The investment type, industry, ownership detail for equity investments, and if the investment is income producing is disclosed in the consolidated schedule of investments.
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

(5)	Portfolio company was transferred to Non-control/Non-affiliate investments from Affiliate investments during the six months ended June 30, 2022.

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

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the six months ended June 30, 2022 and 2021.

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the six months ended June 30, 2022 and 2021:

	First Lien	Second Lien	Subordinated
	Debt	Debt	Debt	Equity	Warrants	Total
Balance, December 31, 2020	$187,353	$332,154	$107,911	$112,836	$2,615	$742,869
Net realized gains (losses) on investments	-	-	—	5,366	-	5,366
Net change in unrealized appreciation (depreciation) on investments	(2,387)	(3,479)	(125)	21,876	799	16,684
Purchase of investments	132,900	11,500	16,001	6,948	—	167,349
Proceeds from sales and repayments of investments	(32,568)	(135,048)	(24,039)	95	—	(191,560)
Interest and dividend income paid-in-kind	40	1,974	58	105	—	2,177
Proceeds from loan origination fees	(1,038)	(54)	(79)	—	—	(1,171)
Accretion of loan origination fees	711	301	127	—	—	1,139
Accretion of original issue discount	-	605	—	—	—	605
Balance, June 30, 2021	$285,011	$207,953	$99,854	$147,226	$3,414	$743,458
Balance, December 31, 2021	$354,922	$158,815	$36,064	$165,762	$3,204	$718,767
Net realized gains (losses) on investments	—	—	—	25,176	—	25,176
Net change in unrealized appreciation (depreciation) on investments	379	(3,862)	54	(23,048)	(23)	(26,500)
Purchase of investments	91,247	31,895	32,471	4,485	—	160,098
Proceeds from sales and repayments of investments	(14,312)	(18,731)	-	(34,965)	—	(68,008)
Interest and dividend income paid-in-kind	366	409	139	-	—	914
Proceeds from loan origination fees	(669)	(115)	(239)	—	—	(1,023)
Accretion of loan origination fees	606	86	19	—	—	711
Accretion of original issue discount	10	50	—	—	—	60
Balance, June 30, 2022	$432,549	$168,547	$68,508	$137,410	$3,181	$810,195

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Net change in unrealized appreciation/(depreciation) of $(5,656) and (2,974) for the three and six months ended June 30, 2022, was attributable to Level 3 investments held at June 30, 2022, respectively. Net change in unrealized appreciation/(depreciation) of $14,214 and 16,349 for the three and six months ended June 30, 2021, respectively, was attributable to Level 3 investments held at June 30, 2021.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of June 30, 2022 and December 31, 2021. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at	Valuation	Unobservable	Range
	June 30, 2022	Techniques	Inputs	(weighted average)(1)
Debt investments:
First Lien Debt	$405,024	Discounted cash flow	Weighted average cost of capital	4.9% - 21.5% (12.6%)
	11,000	Enterprise value	Asset Coverage	1.3x - 1.3x (1.3x)
	16,525	Enterprise value	Revenue multiples	2.5x - 4.6x (3.4x)

Second Lien Debt	160,770	Discounted cash flow	Weighted average cost of capital	8.0% - 17.3% (12.1%)
	5,589	Enterprise value	EBITDA multiples	3.8x - 3.8x (3.8x)
	2,188	Enterprise value	Asset Coverage	0.9x - 0.9x (0.9x)

Subordinated Debt	68,508	Discounted cash flow	Weighted average cost of capital	7.3% - 13.5% (10.8%)

Equity investments:
Equity	127,959	Enterprise value	EBITDA multiples	3.3x - 16.0x (7.5x)
	9,451	Enterprise value	Revenue multiples	3.5x - 8.8x (6.2x)

Warrants	3,014	Enterprise value	EBITDA multiples	4.5x - 6.0x (5.7x)
	167	Enterprise value	Revenue multiples	4.5x - 4.5x (4.5x)
(1)
Unobservable inputs were weighted by the relative fair value of the instruments.

	Fair Value at	Valuation	Unobservable	Range
	December 31, 2021	Techniques	Inputs	(weighted average)(1)
Debt investments:
First Lien Debt	$335,022	Discounted cash flow	Weighted average cost of capital	4.0% - 21.6% (12.2%)
	11,000	Enterprise value	Asset Coverage	1.2x - 1.2x (1.2x)
	8,900	Enterprise value	Revenue multiples	4.5x - 4.5x (4.5x)

Second Lien Debt	144,541	Discounted cash flow	Weighted average cost of capital	7.8% - 25.0% (14.4%)
	14,274	Enterprise value	Asset Coverage	1.0x - 1.4x (1.4x)

Subordinated Debt	36,064	Discounted cash flow	Weighted average cost of capital	10.0% - 13.5% (11.1%)

Equity investments:
Equity	162,681	Enterprise value	EBITDA multiples	3.5x - 23.8x (8.2x)
	3,081	Enterprise value	Revenue multiples	3.5x - 9.3x (6.2x)

Warrants	3,075	Enterprise value	EBITDA multiples	4.5x - 6.0x (5.9x)
	129	Enterprise value	Revenue multiples	4.5x - 4.5x (4.5x)
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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, interest receivable and accounts payable and other liabilities approximate the fair value of such items due to the short maturity of such instruments. The Company’s borrowings under the Credit Facility (as defined in Note 6), the SBA debentures, and the Notes (as defined in Note 6) are recorded at their respective carrying values.

The following tables summarize the carrying value and fair value of the Company’s debt obligations as of June 30, 2022 and December 31, 2021.

	June 30, 2022(5)		December 31, 2021(5)
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
SBA debentures (2)	$128,500	$128,500	$107,000	$107,000
Credit Facility borrowings (3)	—	—	—	—
January 2026 Notes (4)	125,000	125,230	125,000	125,258
November 2026 Notes (4)	125,000	125,155	125,000	125,171
Total	$378,500	$378,885	$357,000	$357,429
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
(4)
The fair value of the January 2026 Notes (as defined in Note 6) and the November 2026 Notes (as defined in Note 6) are estimated by discounting the remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date, which are Level 3 inputs under ASC Topic 820.
(5)
Totals exclude $17,263 and $17,637 of Secured Borrowings as of June 30, 2022 and December 31, 2021, respectively.

The following table summarizes the inputs used to value the Company’s debt obligations if measured at fair value as of June 30, 2022 and December 31, 2021.

	Fair Value
	June 30,	December 31,
Valuation Inputs	2022	2021
Level 1	$—	$—
Level 2	—	—
Level 3	378,885	357,429
Total	$378,885	$357,429

Note 5. Related Party Transactions

Investment Advisory Agreement: The Company has entered into an Investment Advisory Agreement with the Investment Advisor. On June 9, 2022, the Board approved the renewal of the Investment Advisory Agreement for the period beginning June 20, 2022, through June 20, 2023. Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Board, the Investment Advisor provides investment advisory services to the Company. For providing these services, the Investment Advisor receives a fee, consisting of two components — a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The Board of Directors accepted a voluntary, non-contractual, and unconditional waiver from the Investment Advisor to exclude any investments recorded as secured borrowings as defined under GAAP from the base management fee payable as of June 30, 2022. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement was $3,618 and $6,961 for the three and six months ended June 30, 2022, respectively, and $3,215 and $6,391 for the three and six months ended June 30, 2021, respectively. The base management fee waiver was $76 and $152 for the three and six months ended June 30, 2022, respectively. The base management fee waiver was $29 and $29 for the three and six months ended June 30, 2021, respectively. As of June 30, 2022 and December 31, 2021, the base management fee payable (net of the base management fee waiver) was $3,542 and $3,135, respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee was $1,183 and $2,236 for the three and six months ended June 30, 2022, respectively, and $2,550 and $5,219 for the three and six months ended June 30, 2021, respectively. As of June 30, 2022 and December 31, 2021, the income incentive fee payable was $1,183 and $2,622, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid in cash to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and losses since the Formation Transactions (realized capital gains and losses include realized gains and losses on investments, net of income tax provision from realized gains on investments, and realized losses on extinguishment of debt), and the aggregate unrealized capital depreciation on investments as of the date of the calculation. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains on investments, less cumulative aggregate realized capital losses on investments, less aggregate unrealized capital depreciation on investments, and less cumulative aggregate realized losses on extinguishment of debt. If this number is positive at the end of such year, then the capital gains incentive fee to be paid in cash for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of June 30, 2022 and December 31, 2021, the capital gains incentive fee payable in cash was $3,338 and $6,136, respectively (as cumulative aggregate realized capital gains and losses on investments plus aggregate unrealized capital depreciation on investments plus realized losses on extinguishment of debt was negative as of each period). The aggregate amount of capital gains incentive fees paid from the IPO through June 30, 2022 was $6,484.

In addition, the Company accrues, but does not pay in cash, a capital gains incentive fee in connection with any unrealized capital appreciation on investments, as applicable. If, on a cumulative basis, the sum of (i) net realized gains/(losses) on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of (i) net realized gains/(losses) on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt. The capital gains incentive fee accrued (reversed) during the three and six months ended June 30, 2022 was $(605) and $(335), respectively, and $3,883 and $3,974 for the three and six months ended June 30, 2021, respectively. As of June 30, 2022 and December 31, 2021, the accrued capital gains incentive fee payable was $22,756 and $29,227, respectively.

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

Administration Agreement: The Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 9, 2022, the Board approved the renewal of the Administration Agreement for the period beginning June 20, 2022, through June 20, 2023. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides clerical, bookkeeping, and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies on the Company's behalf to those portfolio companies that have accepted the Company's offer to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies, including “dead deal” expenses. Under the Administration Agreement, administrative service expenses for the three and six months ended June 30, 2022 were $510 and $932, respectively, and $430 and $843 for the three and six months ended June 30, 2021. As of June 30, 2022 and December 31, 2021, the accrued administrative service expense payable was $760 and $634, respectively.

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

Under the Amended Credit Agreement, (i) revolving commitments by lenders were increased from $90,000 to $100,000, with an accordion feature that allows for an increase in total commitments up to $250,000, subject to satisfaction of certain conditions at the time of any such future increase, (ii) the maturity date of the Credit Facility was extended from June 16, 2019 to April 24, 2023, and (iii) borrowings under the Credit Facility bear interest, at our election, at a rate per annum equal to (a) 3.00% (or 2.75% if certain conditions are satisfied, including if (x) no equity interests are included in the borrowing base, (y) the contribution to the borrowing base of eligible portfolio investments that are performing first lien bank loans is greater than or equal to 35%, and (z) the contribution to the borrowing base of eligible portfolio investments that are performing first lien bank loans, performing last out loans, or performing second lien loans is greater than or equal to 60%) plus the one, two, three or six month LIBOR rate, as applicable, or (b) 2.00% (or 1.75% if the above conditions are satisfied) plus the highest of (A) a prime rate, (B) the Federal Funds rate plus 0.5%, (C) three month LIBOR plus 1.0%, and (D) zero. The Company pays a commitment fee that varies depending on the size of the unused portion of the Credit Facility: 3.00% per annum on the unused portion of the Credit Facility at or below 35% of the commitments and 0.50% per annum on any remaining unused portion of the Credit Facility between the total commitments and the 35% minimum utilization. The Amended Credit Agreement also modifies certain covenants in the Credit Facility, including to provide for a minimum asset coverage ratio of 2.00 to 1.00 (on a regulatory basis). The Credit Facility is secured by a first priority security interest in all of our assets, excluding the assets of our SBIC subsidiaries.

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

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of June 30, 2022 and December 31, 2021, the Company was in compliance in all material respect with the terms of the Credit Facility.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs; such debentures have 10-year terms with the entire principal balance due at maturity and are guaranteed by the SBA. Interest on SBA debentures is payable semi-annually on March 1 and September 1. As of June 30, 2022 and December 31, 2021, approved and unused SBA debenture commitments were $71,500 and $63,000, respectively. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions under SBA regulations.

As of June 30, 2022 and December 31, 2021, the Company’s issued and outstanding SBA debentures mature as follows:

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Pooling	Maturity	Fixed	June 30,	December 31,
Date (1)	Date	Interest Rate	2022	2021
3/25/2015	3/1/2025	3.277%	$11,500	$22,500
3/23/2016	3/1/2026	3.267	1,500	1,500
3/23/2016	3/1/2026	3.249	2,500	2,500
9/21/2016	9/1/2026	2.793	500	500
9/20/2017	9/1/2027	3.260	1,000	1,000
9/20/2017	9/1/2027	3.190	33,000	33,000
3/21/2018	3/1/2028	3.534	—	9,000
9/25/2019	9/1/2029	2.377	7,500	7,500
3/25/2020	3/1/2030	2.172	6,000	6,000
9/22/2021	9/1/2031	1.398	11,500	11,500
3/23/2022	3/1/2032	3.209	43,500	12,000
(2)	(2)	(2)	10,000	—
Total outstanding SBA debentures			$128,500	$107,000

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

On October 8, 2021, the Company closed the offering of $125,000 in aggregate principal amount of its 3.50% notes due 2026, or the “November 2026 Notes” (collectively with the Public Notes and the January 2026 Notes, the “Notes”). The total net proceeds to the Company from the November 2026 Notes, based on a public offering price of 99.996% of par, after deducting underwriting discounts of $2,505 and estimated offering expenses of approximately $400, were approximately $122,095. The November 2026 Notes will mature on November 15, 2026 and bear interest at a rate of 3.50%. The November 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed more than three months prior to maturity and at par thereafter. Interest on the November 2026 Notes is payable on May 15 and November 15 of each year, beginning May 15, 2022. The Company does not intend to list the November 2026 Notes on any securities exchange or automated dealer quotation system.

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

Secured Borrowing

As of June 30, 2022, the carrying value of secured borrowings totaled $17,263 and the fair value of the associated loans included in investments was $17,263. As of December 31, 2021, the carrying value of secured borrowings totaled $17,637 and the fair value of the associated loans included in investments was $17,522. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets that did not meet the definition of a “participating interest.” As a result, sale treatment was not permitted and these partial loan sales were treated as secured borrowings. The weighted average interest rate on our secured borrowings was approximately 5.1% and 4.4% as of June 30, 2022, and December 31, 2021, respectively.

As of June 30, 2022, and December 31, 2021, the aggregate amount outstanding of the senior securities (including secured borrowings) issued by the Company was $267,263 and $267,637, respectively, for which our asset coverage was 281.1% and 282.2%, respectively. The SBA-guaranteed debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC on June 30, 2014. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

Interest and Financing Expenses

Interest and fees related to the Company’s debt for the three and six months ended June 30, 2022 and 2021 which are included in interest and financing expenses on the consolidated statements of operations, were as follows:

	Three Months Ended June 30, 2022					Three Months Ended June 30, 2021
	SBA	Credit	Secured			SBA	Credit	Secured
	debentures	Facility	Borrowings	Notes	Total	debentures	Facility	Borrowings	Notes	Total
Stated interest expense	$911	$387	$229	$2,578	$4,105	$1,038	$371	$-	$2,619	$4,028
Amortization of deferred financing costs	144	113	-	277	534	140	113	-	281	534
Total interest and financing expenses	$1,055	$500	$229	$2,855	$4,639	$1,178	$484	$-	$2,900	$4,562

	Six Months Ended June 30, 2022					Six Months Ended June 30, 2021
	SBA debentures	Credit Facility	Secured Borrowings	Notes	Total	SBA debentures	Credit Facility	Secured Borrowings	Notes	Total
Stated interest expense	$1,650	$750	$437	$5,156	$7,993	$2,171	$733	$-	$5,735	$8,639
Amortization of deferred financing costs	282	225	-	551	1,058	270	225	-	622	1,117
Total interest and financing expenses	$1,932	$975	$437	$5,707	$9,051	$2,441	$958	$-	$6,357	$9,756
Weighted average stated interest rate, period end	2.846%	N/A	5.119%	4.125%	3.753%	3.002%	0.000%	N/A	5.055%	4.230%
Unused commitment fee rate, period end	N/A	1.375%	N/A	N/A	1.375%	N/A	1.375%	N/A	N/A	1.375%

Realized Losses on Extinguishment of Debt

During the six months ended June 30, 2022 and 2021, the Company prepaid $20,000 and $19,200 of SBA debentures, respectively, which were scheduled to mature on dates ranging from 2025 to 2028 and 2025 to 2028, respectively. During the six months ended June 30, 2021, the Company redeemed $50,000 of the issued and outstanding 2023 Notes. As a result of the prepayments, the Company recognized realized losses on extinguishment of debt of $198 and $2,180, respectively, equal to the write-off of the related unamortized deferred financing costs, during the six months ended June 30, 2022 and 2021.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations, using the effective interest method, over the term of the respective financing instrument. Deferred financing costs related to the SBA debentures, the Credit Facility, and the Notes as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022				December 31, 2021
	SBA	Credit			SBA	Credit
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
SBA debenture commitment fees	$3,000	$—	$—	$3,000	$2,500	$—	$—	$2,500
SBA debenture leverage fees	5,549	—	—	5,549	4,538	—	—	4,538
Credit Facility upfront fees	—	3,238	—	3,238	—	3,238	—	3,238
Notes underwriting discounts	—	—	5,005	5,005	—	—	5,005	5,005
Notes debt issue costs	—	—	685	685	—	—	685	685
Total deferred financing costs	8,549	3,238	5,690	17,477	7,038	3,238	5,690	15,966
Less: accumulated amortization	(4,496)	(2,868)	(1,257)	(8,621)	(4,016)	(2,643)	(706)	(7,365)
Unamortized deferred financing costs	$4,053	$370	$4,433	$8,856	$3,022	$595	$4,984	$8,601

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures, the Credit Facility and the Notes liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of June 30, 2022 and December 31, 2021:

	June 30, 2022(1)				December 31, 2021(1)
	SBA	Credit			SBA	Credit
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
Outstanding debt	$128,500	$—	$250,000	$378,500	$107,000	$—	$250,000	$357,000
Less: unamortized deferred financing costs	(4,053)	(370)	(4,433)	(8,856)	(3,022)	(595)	(4,984)	(8,601)
Debt, net of deferred financing costs	$124,447	$(370)	$245,567	$369,644	$103,978	$(595)	$245,016	$348,399
(1)
Total excludes $17,263 and $17,637 of Secured Borrowings as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022, the Company’s debt liabilities are scheduled to mature as follows (1):

	SBA	Credit	Secured
Year	debentures	Facility (2)	Borrowings	Notes	Total
2022	$—	$—	$—	$—	$—
2023	—	—	—	—	—
2024	—	—	—	—	—
2025	11,500	—	—	—	11,500
2026	4,500	—	17,263	250,000	271,763
Thereafter	112,500	—	—	—	112,500
Total	$128,500	$—	$17,263	$250,000	$395,763

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

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to portfolio companies to fund various undrawn revolving loans, other debt investments and capital commitments totaling $15,289 and $8,170 as of June 30, 2022 and December 31, 2021, respectively. Such outstanding commitments are summarized in the following table:

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	June 30, 2022		December 31, 2021
	Total	Unfunded	Total		Unfunded
Portfolio Company - Investment	Commitment	Commitment	Commitment		Commitment
Acendre Midco, Inc. - Revolving Loan	$1,000	$1,000	$1,000		$1,000
Combined Systems, Inc. - Revolving Loan	4,000	605	4,000		605
Elements Brands, LLC - Revolving Loan	3,000	1,500	3,000		838
Choice Technology Solutions, LLC (dba Choice Merchant Solutions, LLC) - Revolving Loan	1,000	1,000	—		—
Rhino Assembly Company, LLC - Delayed Draw Commitment	-	-	875		875
Safety Products Group, LLC - Common Equity (Units)	-	-	2,852	(1)	2,852	(1)
Tedia Company, LLC - Revolving Loan	4,000	3,500	—		—
Tedia Company, LLC - Delayed Draw Term Loan	3,000	3,000	—		—
Western's Smokehouse, LLC - Delayed Draw Term Loan	3,500	3,500	—		—
Wonderware Holdings, LLC (dba CORE Business Technologies) - Delayed Draw Term Loan	2,000	184	2,000		2,000
Zonkd, LLC - Delayed Draw Term Loan	1,000	1,000	—		—
Total	$22,500	$15,289	$13,727		$8,170

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

Note 8. Common Stock

Public Offerings of Common Stock

The following table summarizes the cumulative total shares issued, net proceeds received, and weighted average offering price in public offerings of the Company’s common stock since the IPO in June 2011.

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

No shares have been issued for the three and six months ended June 30, 2022 and 2021.

Common Stock ATM Program

On August 21, 2014, the Company entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which the Company could sell, by means of at-the-market offerings from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50,000 (the “ATM Program”). There were no issuances of common stock under the ATM program during the last two fiscal years and for the six months ended June 30, 2022.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Stock Repurchase Program

As described in Note 2, the Company has a Stock Repurchase Program under which the Company may acquire up to $5,000 of its outstanding common stock. The Company did not make any repurchases of common stock during the three and six months ended June 30, 2022 and 2021.

Refer to Note 9 for additional information regarding the issuance of shares under the DRIP.

The Company had 24,437,400 shares of common stock outstanding as of June 30, 2022 and December 31, 2021.

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the last two fiscal years and for the six months ended June 30, 2022.

						DRIP				DRIP
Date	Record	Payment	Amount	Total	Cash	Shares		DRIP		Share
Declared	Date	Date	Per Share	Distribution	Distribution	Value		Shares		Issue Price
Year Ended December 31, 2020:
2/14/2020	3/13/2020	3/27/2020	$0.39	$9,537	$9,537	$—	(3)	—	(3)	—
4/29/2020	6/12/2020	6/26/2020	0.30	7,331	7,331	—	(3)	—	(3)	—
8/03/2020	9/11/2020	9/25/2020	0.30	7,331	7,331	—	(3)	—	(3)	—
10/26/2020	12/4/2020	12/18/2020	0.30	7,331	7,331	—	(3)	—	(3)	—
10/26/2020 (2)	12/4/2020	12/18/2020	0.04	978	978	—	(3)	—	(3)	—
			$1.33	$32,508	$32,508	$—		—
Year Ended December 31, 2021:
2/09/2021	3/12/2021	3/26/2021	$0.31	$7,575	$7,575	$—	(3)	—	(3)	—
2/09/2021 (2)	3/12/2021	3/26/2021	0.07	1,711	1,711	—	(3)	—	(3)	—
5/03/2021	6/14/2021	6/28/2021	0.31	7,576	7,576	—	(3)	—	(3)	—
5/03/2021 (2)	6/14/2021	6/28/2021	0.08	1,955	1,955	—	(3)	—	(3)	—
8/02/2021	9/14/2021	9/28/2021	0.32	7,820	7,820	—	(3)	—	(3)	—
8/02/2021 (2)	9/14/2021	9/28/2021	0.06	1,466	1,466	—	(3)	—	(3)	—
8/02/2021 (1)	9/14/2021	9/28/2021	0.04	977	977	—	(3)	—	(3)	—
11/01/2021	12/3/2021	12/17/2021	0.32	7,820	7,820	—	(3)	—	(3)	—
11/01/2021 (2)	12/3/2021	12/17/2021	0.04	978	978	—	(3)	—	(3)	—
11/01/2021 (1)	12/3/2021	12/17/2021	0.05	1222	1222	—	(3)	—	(3)	—
			$1.60	$39,100	$39,100	$—		—
Six months ended June 30, 2022:
2/15/2022	3/11/2022	3/25/2022	$0.36	$8,797	$8,797	$—	(3)	—	(3)	—
2/15/2022 (2)	3/11/2022	3/25/2022	0.17	4,154	4,154	—	(3)	—	(3)	—
5/02/2022	6/10/2022	6/24/2022	0.36	8,797	8,797	—	(3)	—	(3)	—
5/02/2022 (2)	6/10/2022	6/24/2022	0.07	1,712	1,712	—	(3)	—	(3)	—
			$0.96	$23,460	$23,460	$—		—

(1)	Special dividend
(2)	Supplemental dividend
(3)

During the six months ended June 30, 2022 and the years ended December 31, 2021 and 2020, the Company directed the DRIP plan administrator to repurchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock in lieu of issuing new shares. Accordingly, the Company purchased and reissued shares to satisfy the DRIP obligation as follows:

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Six months ended June 30, 2022:	and Reissued	Per Share	Amount Paid
January 1, 2022 through March 31, 2022	20,380	$20.51	$418
April 1, 2022 through June 30, 2022	20,233	17.89	362
Total	40,613	$19.21	$780

Note 10. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Per share data:
Net asset value at beginning of period	$19.96	$16.81
Net investment income (1)	0.87	0.72
Net realized gain (loss) on investments, net of tax (provision) (1)	1.03	0.22
Net unrealized appreciation (depreciation) on investments (1)	(1.09)	0.68
Realized losses on extinguishment of debt (1)	(0.01)	(0.09)
Total increase from investment operations (1)	0.80	1.53
Accretive (dilutive) effect of share issuances and repurchases	-	-
Dividends to stockholders	(0.96)	(0.77)
Distributions from capital gains	-	-
Taxes paid on deemed distributions	-	-
Other (11)	-	-
Net asset value at end of period	$19.80	$17.57
Market value at end of period	$17.45	$17.00
Shares outstanding at end of period	24,437,400	24,437,400
Weighted average shares outstanding during the period	24,437,400	24,437,400
Net assets at end of period	$483,975	$429,367
Average net assets (6)	$486,080	$417,713
Ratios to average net assets:
Total expenses (2)(4)(10)	8.4%	13.2%
Net investment income (5)	8.8%	8.4%
Total return based on market value (3)	2.3%	39.3%
Total return based on net asset value (8)	4.0%	9.1%
Portfolio turnover ratio (9)	17.4%	45.6%
Supplemental Data:
Average debt outstanding (7)	$388,781	$390,117
Average debt per share (1)	$15.91	$15.96

(1)	Weighted average per share data.
(2)	Annualized with the exception of income tax (provision) benefit from realized gains on investments.
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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Six Months Ended June 30,
Ratio to average net assets:	2022	2021
Expenses other than incentive fee (2)	7.6%	8.8%
Incentive fee (9)	0.8%	4.4%
Total expenses (2)(4)	8.4%	13.2%

	Six Months Ended June 30,
Ratio to average net assets:	2022	2021
Total expenses, before base management fee waiver (2)	8.5%	13.2%
Base management fee waiver (9)	(0.1%)	0.0%
Total expenses (2)(4)	8.4%	13.2%

(11)

Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date, or other rounding.

Note 11. Subsequent Events

On July 6, 2022, the Company issued an additional $7,500 in SBA debentures, which will pool in September 2022. Until the pooling date, the debentures bear interest at a fixed interim interest rate of 2.766%.

On July 8, 2022, the Company invested $7,750 in first lien debt, $2,000 in subordinated debt, and $1,000 in common equity of AmeriWater, LLC, a leading provider of water purification systems and aftermarket parts & consumables for healthcare and industrial applications.

On July 12, 2022, the Company exited its equity investment in Palisade Company, LLC. The Company received a distribution on its common equity investment for a realized gain of approximately $1,936.

On July 18, 2022, the Company made a commitment of $4,932 in second lien debt of Magenta Buyer, LLC (dba Trellix), a leading global cybersecurity company.

On July 27, 2022, the Company exited its equity investment in Bandon Fitness (Texas) Inc. The Company received a distribution on its common equity investment for a realized gain of approximately $3,176.

On July 29, 2022, the Company exited its debt investment in Bedford Precision Parts LLC. The Company received payment in full of $4,472 on its first lien debt.

On August 1, 2022, the Company received a distribution on its common equity investment in SES Investors, LLC (dba SES Foam), resulting in a realized gain of approximately $8,988.

On August 1, 2022, the Company exited its debt investment in Healthfuse, LLC. The Company received payment in full of $5,319 on its first lien debt, which includes a prepayment fee.

On August 1, 2022, the Board declared a regular quarterly dividend of $0.36 per share and a supplemental dividend of $0.07 per share payable on September 23, 2022, to stockholders of record as of September 9, 2022.

On August 1, 2022, the Board declared a regular quarterly dividend of $0.36 per share and a supplemental dividend of $0.07 per share payable on December 16, 2022, to stockholders of record as of December 2, 2022.

On August 2, 2022, the Company sold a portion of its equity investment in Pfanstiehl, Inc. and realized a gain of approximately $24,330. In conjunction with the transaction, the Company invested $10,000 in subordinated debt.

On August 3, 2022, the Company made a commitment of $20,000 in first lien debt of BP Thrift Buyer LLC (dba Unique and Eco Thrift), an owner and operator of retail thrift stores.

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
•
the impact of interest rate volatility, including the decommissioning of LIBOR and rising interest rates, and the elevated level of inflation on our business and portfolio companies;
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
•
interest rate volatility, including the decommissioning of LIBOR and rising interest rates, could adversely affect our results, particularly because we use leverage as part of our investment strategy;
•
the elevated level of inflation could adversely affect our business, results of operations and financial condition of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies; and

•
the risks, uncertainties and other factors we identify in Item 1A. – Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

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

COVID-19 Update

On March 11, 2020, the World Health Organization declared the novel coronavirus, or COVID-19, as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. We have been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic, including the Delta and Omicron and new variants, and its impact on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence and underwriting processes, and financial markets. Given the fluidity of the pandemic, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments. We believe our portfolio companies have taken, and continue to take, immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related orders imposed by state and local governments and private businesses, including developing liquidity plans supported by internal cash reserves, and shareholder support. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns and cancellations of events, restrictions on travel, significant reduction in demand for certain goods and services, reductions in business activity and financial transactions, supply chain disruptions, labor difficulties and shortages, commodity inflation and elements of economic and financial market instability in the United States and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

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

Portfolio Composition, Investment Activity and Yield

During the six months ended June 30, 2022 and 2021, we invested $160.1 million and $167.3 million, respectively, in debt and equity investments including nine and ten new portfolio companies, respectively. During the six months ended June 30, 2022 and 2021, we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $68.0 million and $191.6 million, respectively, including exits of two and four portfolio companies, respectively. The following table summarizes investment purchases and sales and repayments of investments by type for the six months ended June 30, 2022 and 2021 (dollars in millions).

	Purchases of Investments				Sales and Repayments of Investments
	Six Months Ended June 30,
	2022		2021		2022		2021
First Lien Debt(1)	$91.2	57.0%	$132.9	79.4%	$14.3	21.0%	$32.6	17.0%
Second Lien Debt	32.0	20.0	11.5	6.8	18.7	27.5	135.0	70.5
Subordinated Debt	32.5	20.3	16.0	9.6	—	—	24.0	12.5
Equity	4.4	2.7	6.9	4.2	35.0	51.5	—	—
Warrants	—	—	—	—	—	—	—	—
Total	$160.1	100.0%	$167.3	100.0%	$68.0	100.0%	$191.6	100.0%

(1) For the six months ended June 30, 2022 and 2021, includes unitranche securities, which account for 37.4% and 73.8% of purchases, respectively. For the six months ended June 30, 2022 and 2021, includes unitranche securities, which account for 17.4% and 11.7% of repayments, respectively.

As of June 30, 2022, the fair value of our investment portfolio totaled $810.5 million and consisted of 73 active portfolio companies and twelve portfolio companies that have sold their underlying operations. As of June 30, 2022, 39 portfolio companies’ debt investments bore interest at a variable rate, which represented $467.2 million, or 69.8%, of our debt investment portfolio on a fair value basis, and the remainder of our debt investment portfolio was comprised of fixed rate investments. Overall, the portfolio had net unrealized appreciation of $70.8 million as of June 30, 2022. As of June 30, 2022, our average active portfolio company investment at amortized cost was $10.1 million, which excludes investments in the twelve portfolio companies that have sold their underlying operations.

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

The weighted average yield on debt investments as of June 30, 2022 and December 31, 2021 was 11.9% and 12.3%, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost including the accretion of OID and debt investment origination fees, but excluding investments on non-accrual status, if any.

The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments (dollars in millions):

	Fair Value				Cost
	June 30,		December 31,		June 30,		December 31,
	2022		2021		2022		2021
First Lien Debt(1)	$432.6	53.4%	$354.9	49.4%	$430.5	58.2%	$353.3	56.8%
Second Lien Debt	168.5	20.8	158.8	22.1	182.2	24.6	168.6	27.1
Subordinated Debt	68.5	8.4	36.1	5.0	68.4	9.2	36.0	5.8
Equity	137.7	17.0	166.1	23.1	55.3	7.5	60.6	9.8
Warrants	3.2	0.4	3.2	0.4	3.3	0.5	3.3	0.5
Total	$810.5	100.0%	$719.1	100.0%	$739.7	100.0%	$621.8	100.0%

(1) Includes unitranche investments, which account for 41.7% and 45.5% of our portfolio on a fair value and cost basis as of June 30, 2022, respectively. Includes unitranche investments, which account for 40.2% and 46.3% of our portfolio on a fair value and cost basis as of December 31, 2021, respectively.

All investments made by us as of June 30, 2022 and December 31, 2021 were made in portfolio companies headquartered in the United States. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	June 30,		December 31,		June 30,		December 31,
	2022		2021		2022		2021
Midwest	$189.9	23.4%	$157.2	21.9%	$124.4	16.8%	$89.9	14.5%
Southeast	237.3	29.3	220.0	30.6	238.5	32.2	197.4	31.7
Northeast	133.5	16.5	126.6	17.6	133.1	18.0	127.8	20.6
West	119.8	14.8	105.9	14.7	121.9	16.5	100.1	16.1
Southwest	130.0	16.0	109.4	15.2	121.8	16.5	106.6	17.1
Total	$810.5	100.0%	$719.1	100.0%	$739.7	100.0%	$621.8	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value				Cost
	June 30,		December 31,		June 30,	December 31,
Name	2022		2021		2022	2021
Information Technology Services	30.2%		27.0%		32.9%	30.6%
Healthcare Products	12.8		11.2		5.7	3.6
Business Services	11.9		13.3		12.9	14.3
Component Manufacturing	8.4		4.1		9.0	4.0
Specialty Distribution	7.2		8.0		7.0	8.2
Aerospace & Defense Manufacturing	5.7		7.9		6.1	8.4
Building Products Manufacturing	3.7		3.7		4.0	4.8
Healthcare Services	3.4		3.6		3.5	4.2
Promotional Products	3.1		3.1		3.4	4.1
Transportation Services	2.9		2.9		3.2	3.3
Environmental Industries	2.7		3.0		3.0	3.5
Consumer Products	2.2		2.6		2.4	3.0
Oil & Gas Services	1.8		2.9		2.0	0.5
Utilities: Services	1.4		1.9		1.5	1.8
Industrial Cleaning & Coatings	1.3		1.5		1.8	2.1
Retail	1.3		1.6		1.5	1.8
Restaurants	0.0	(1)	0.0	(1)	0.1	0.1
Specialty Chemicals	0.0	(1)	—		—	0.0	(1)
Utility Equipment Manufacturing	—		1.5		—	1.4
Vending Equipment Manufacturing	0.0	(1)	0.2		—	0.3
Total	100.0%		100.0%		100.0%	100.0%
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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of June 30, 2022 and December 31, 2021 (dollars in millions):

	Fair Value				Cost
	June 30,		December 31,		June 30,		December 31,
Investment Rating	2022		2021		2022		2021
1	$123.5	15.2%	$119.8	16.7%	$35.2	4.7%	$19.1	3.1%
2	638.7	78.8	566.7	78.8	631.5	85.4	556.1	89.4
3	45.7	5.7	31.7	4.4	59.2	8.0	40.4	6.5
4	0.2	—	0.9	0.1	1.3	0.2	3.0	0.5
5	2.4	0.3	—	—	12.5	1.7	3.2	0.5
Total	$810.5	100.0%	$719.1	100.0%	$739.7	100.0%	$621.8	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of June 30, 2022 and December 31, 2021 was 1.9 and 1.9, respectively, on a fair value basis and 2.1 and 2.1, respectively, on a cost basis.

Non-Accrual

As of June 30, 2022, we had debt investments in three portfolio companies on non-accrual status. As of December 31, 2021, we had a debt investment in one portfolio company on non-accrual status (dollars in millions).

	June 30, 2022		December 31, 2021
	Fair		Fair
Portfolio Company	Value	Cost	Value		Cost
EBL, LLC (EbLens)	$5.6	$9.3	$—	(1)	$—	(1)
US GreenFiber, LLC	—	5.2	—	(2)	5.2	(2)
K2 Merger Agreement Agent, LLC (fka K2 Industrial Services, Inc.)	2.2	2.4	—	(1)	—	(1)
Total	$7.8	$16.9	$—		$5.2

(1) Portfolio company debt investment was not on non-accrual status at December 31, 2021.

(2) Portfolio company was on PIK-only non-accrual status at December 31, 2021, meaning we ceased recognizing PIK interest income on the investment.

Discussion and Analysis of Results of Operations

Comparison of three and six months ended June 30, 2022 and 2021

Investment Income

Below is a summary of the changes in total investment income for the three months ended June 30, 2022 as compared to the same period in 2021 (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Three Months Ended June 30,
	2022	2021	$ Change	% Change (1)(2)
Interest income	$19.4	$17.8	$1.6	8.9%
Payment-in-kind interest income	0.4	1.1	(0.7)	(66.8%)
Dividend income	0.1	0.8	(0.7)	(90.8%)
Fee income	1.3	2.1	(0.8)	(36.5%)
Interest on idle funds and other income	—	—	—	NM
Total investment income	$21.2	$21.8	$(0.6)	(3.1%)

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended June 30, 2022, total investment income was $21.2 million, a decrease of $0.6 million or (3.1%), from the $21.8 million of total investment income for the three months ended June 30, 2021. As reflected in the table above, the decrease is primarily attributable to the following:

•
$0.9 million increase in total interest income (which includes payment-in-kind interest income) resulting from an increase in average debt investment balances, partially offset by a lower weighted average yield on debt investment balances outstanding, during 2022 as compared to 2021.
•
$0.7 million decrease in dividend income due to a decrease in distributions received from equity investments.
•
$0.8 million decrease in fee income resulting from a decrease in amendment and origination fees, partially offset by an increase in prepayment fees, during 2022 as compared to 2021.

Below is a summary of the changes in total investment income for the six months ended June 30, 2022 as compared to the same period in 2021 (dollars in millions):

	Six Months Ended June 30,
	2022	2021	$ Change	% Change (1)(2)
Interest income	$36.5	$36.9	$(0.4)	(1.3%)
Payment-in-kind interest income	0.9	2.1	(1.2)	(55.9%)
Dividend income	0.8	0.9	(0.1)	(16.8%)
Fee income	3.5	5.2	(1.7)	(32.0%)
Interest on idle funds and other income	—	—	—	NM
Total investment income	$41.7	$45.1	$(3.4)	(7.6%)

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the six months ended June 30, 2022, total investment income was $41.7 million, a decrease of $3.4 million or (7.6%), from the $45.1 million of total investment income for the six months ended June 30, 2021. As reflected in the table above, the decrease is primarily attributable to the following:

•
$1.6 million decrease in total interest income (which includes a $1.2 million decrease in payment-in-kind interest ("PIK") income) resulting from a decrease in weighted average yield on debt investment balances outstanding, repayments of PIK debt investments, and an increase in PIK investments on non-accrual, partially offset by an increase in average debt investment balances outstanding, during 2022 as compared to 2021.
•
$0.1 million decrease in dividend income due to a decrease in distributions received from equity investments.
•
$1.7 million decrease in fee income resulting from a decrease in prepayment, amendment, and origination fees during 2022 as compared to 2021.

Expenses

Below is a summary of the changes in total expenses, including income tax provision, for the three months ended June 30, 2022 as compared to the same period in 2021 (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Three Months Ended June 30,
	2022	2021	$ Change	% Change (1)(2)
Interest and financing expenses	$4.7	$4.6	$0.1	1.7%
Base management fee	3.6	3.2	0.4	12.5%
Incentive fee - income	1.2	2.5	(1.3)	(53.6%)
Incentive fee (reversal) - capital gains	(0.6)	3.8	(4.4)	(115.6%)
Administrative service expenses	0.5	0.5	—	NM
Professional fees	0.3	0.3	—	NM
Other general and administrative expenses	0.5	0.4	0.1	34.1%
Total expenses, before base management and income incentive fee waivers	10.2	15.3	(5.1)	(33.8%)
Base management and income incentive fee waivers	(0.1)	—	(0.1)	NM
Total expenses, before income tax provision	10.1	15.3	(5.2)	(34.1%)
Income tax provision (benefit)	—	—	—	NM
Total expenses, including income tax provision	$10.1	$15.3	$(5.2)	(33.9%)

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended June 30, 2022, total expenses, including income tax provision, were $10.1 million, a decrease of $5.2 million or (33.9%), from the $15.3 million of total expenses for the three months ended June 30, 2021. As reflected in the table above, changes across periods were primarily attributable to the following:

•
$0.1 million increase in interest and financing expenses due to an increase in average borrowings outstanding, partially offset by a decrease in the weighted average interest rate during 2022 as compared to 2021.
•
$0.3 million net increase in base management fee, including the base management fee waiver, due to higher average total assets during 2022 as compared to 2021.
•
$1.3 million net decrease in the income incentive fee due to a decrease in pre-incentive fee net investment income during 2022 as compared to 2021.
•
$4.4 million decrease in the accrued capital gains incentive fee due to a $22.4 million decrease in net gain on investments (net realized gains (losses), plus net change in unrealized appreciation (depreciation) on investments) plus realized losses on extinguishment of debt, during 2022 as compared to the same period in 2021.

Below is a summary of the changes in total expenses, including income tax provision, for the six months ended June 30, 2022 as compared to the same period in 2021 (dollars in millions):

	Six Months Ended June 30,
	2022	2021	$ Change	% Change (1)(2)
Interest and financing expenses	$9.1	$9.7	$(0.6)	(7.2%)
Base management fee	7.0	6.3	0.7	8.9%
Incentive fee - income	2.2	5.3	(3.1)	(57.2%)
Incentive fee - capital gains	(0.3)	4.0	(4.3)	(108.4%)
Administrative service expenses	0.9	0.8	0.1	10.6%
Professional fees	0.8	0.7	0.1	26.8%
Other general and administrative expenses	0.8	0.7	0.1	10.4%
Total expenses, before base management and income incentive fee waivers	20.5	27.5	(7.0)	(25.7%)
Base management and income incentive fee waivers	(0.2)	—	(0.2)	NM
Total expenses, before income tax provision	20.3	27.5	(7.2)	(26.2%)
Income tax provision (benefit)	—	—	—	NM
Total expenses, including income tax provision	$20.3	$27.5	$(7.2)	(26.3%)

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the six months ended June 30, 2022, total expenses, including income tax provision, were $20.3 million, a decrease of $7.2 million or (26.3%), from the $27.5 million of total expenses for the six months ended June 30, 2021. As reflected in the table above, changes across periods were primarily attributable to the following:

•
$0.6 million decrease in interest and financing expenses due to a decrease in weighted average interest rate and a decrease in average borrowings outstanding during 2022 as compared to 2021.
•
$0.5 million net increase in base management fee, including the base management fee waiver, due to higher average total assets during 2022 as compared to 2021.
•
$3.1 million net decrease in the income incentive fee due to a decrease in pre-incentive fee net investment income during 2022 as compared to the same period in 2021.
•
$4.3 million decrease in the accrued capital gains incentive fee due to a $21.6 million decrease in net gain on investments (net realized gains (losses), plus net change in unrealized appreciation (depreciation) on investments), plus realized losses on extinguishment of debt during 2022 as compared to the same period in 2021.
•
$0.1 million increase in professional fees due to increased legal, audit and tax compliance costs during 2022 as compared to 2021.

Net Investment Income

Net investment income increased by $4.5 million, or 70.1%, to $11.0 million during the three months ended June 30, 2022 as compared to the same period in 2021, as a result of the $5.2 million decrease in total expenses, including base management fee waivers and income tax provision, partially offset by the $0.6 decrease in total investment income.

Net investment income increased by $3.8 million, or 21.6%, to $21.3 million during the six months ended June 30, 2022 as compared to the same period in 2021, as a result of the $7.2 million decrease in total expenses, including base management and incentive fee waivers and income tax provision, partially offset by the $3.4 decrease in total investment income.

Net Gain (Loss) on Investments

For the three and six months ended June 30, 2022, the total net realized gain/(loss) on investments, before income tax (provision)/benefit, was $18.3 million and $25.2 million, respectively. Income tax (provision) benefit from realized gains on investments was $(0.1) million and $(0.1) million for the three and six months ended June 30, 2022, respectively. We realize a gain/(loss) on our equity investments primarily when we either sell our equity investment or the underlying portfolio company is sold. Significant realized gains (losses) for the three and six months ended June 30, 2022 are summarized below (dollars in millions):

		Period Ended June 30, 2022
		Three	Six
Portfolio Company	Realization Event (1)	Months	Months
Software Technology, LLC	Escrow distribution	$—	$—
Frontline Food Services, LLC (f/k/a Accent Food Services, LLC)	Sale of portfolio company	—	0.2
Revenue Management Solutions, LLC	Escrow distribution	—	0.1
SpendMend LLC	Exit of portfolio company	0.1	6.3
FDS Avionics Corp.	Escrow distribution	—	(0.4)
Mesa Line Services, LLC	Escrow liability release	(0.2)	0.3
Mirage Trailers LLC	Sale of portfolio company	—	0.3
Alzheimer's Research and Treatment Center, LLC	Escrow distribution	—	—
Allied 100 Group, Inc.	Escrow distribution	—	—
TransGo, LLC	Sale of portfolio company	1.9	1.9
AVC Investors, LLC (dba Auveco)	Sale of portfolio company	0.8	0.8
CRS Solutions Holdings, LLC (dba CRS Texas)	Sale of portfolio company	0.4	0.4
Pinnergy, Ltd.	Sale of portfolio company	15.3	15.3
Net realized gain (loss) on investments		18.3	25.2
Income tax (provision) benefit from realized gains on investments		(0.1)	(0.1)
Net realized gain (loss), net of income tax provision, on investments		$18.2	$25.1

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

		Period Ended June 30, 2021
		Three	Six
Portfolio Company	Realization Event (1)	Months	Months
Wheel Pros, Inc.	Exit of portfolio company	$2.1	$2.1
Software Technology, LLC	Exit of portfolio company	-	1.4
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	Exit of portfolio company	-	1.0
Rohrer Corporation	Sale of portfolio company	-	0.9
Other		0.1	-
Net realized gain (loss) on investments		2.2	5.4
Income tax provision from realized gains on investments		-	-
Net realized gain (loss), net of income tax provision, on investments		$2.2	$5.4

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

During the six months ended June 30, 2022 and 2021, we recorded a net change in unrealized appreciation (depreciation) on investments attributable to the following (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Unrealized Appreciation (Depreciation)	2022	2021	2022	2021
Exit, sale or restructuring of investments	$(17.5)	$(1.7)	$(23.9)	$(3.3)
Fair value adjustments to debt investments	(5.4)	0.7	(3.4)	(4.5)
Fair value adjustments to equity investments	1.7	18.3	0.8	24.5
Net change in unrealized appreciation (depreciation)	$(21.2)	$17.3	$(26.5)	$16.7

Net Increase in Net Assets Resulting From Operations

Net increase (decrease) in net assets resulting from operations during the three months ended June 30, 2022 and 2021 was $8.0 million and $25.9 million, respectively, as a result of the events described above.

Net increase (decrease) in net assets resulting from operations during the six months ended June 30, 2022 and 2021 was $19.7 million and $37.4 million, respectively, as a result of the events described above.

Liquidity and Capital Resources

As of June 30, 2022, we had $72.5 million in cash and cash equivalents and our net assets totaled $484.0 million. We believe that our current cash and cash equivalents on hand, our Credit Facility, our continued access to SBA-guaranteed debentures, and our anticipated cash flows from investments will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of securities (including the “at-the-market” program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. During the six months ended June 30, 2022, we repaid $20.0 million of SBA debentures which would have matured during the period March 1, 2025 through March 1, 2028. Our remaining outstanding SBA debentures continue to mature in 2025 and subsequent years through 2032, which will require repayment on or before the respective maturity dates. This “Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Updates” section above.

Cash Flows

For the six months ended June 30, 2022, we experienced a net decrease in cash and cash equivalents in the amount of $97.0 million. During that period, we made payments of $93.1 million of cash for operating activities, which included the funding of $160.1 million of investments which was partially offset by proceeds received from sales and repayments of investments of $68.0 million. During the same period, we received repayments of $0.4 million on our secured borrowings, made repayments of SBA debentures of $20.0 million; which were offset by proceeds from the issuances of SBA debentures of $41.5 million, paid cash dividends paid to stockholders of $23.5 million, and made payment of deferred financing costs related to our debt financings of $1.5 million.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of additional debt and equity capital.

SBA debentures

The Funds are licensed SBICs, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA rules applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $175.0 million, whichever is less. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Notes rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of June 30, 2022, Fund II and Fund III had $50.0 million and $78.5 million of outstanding SBA debentures, respectively. Subject to SBA regulatory requirements and approval, Fund III may access up to $96.5 million of additional SBA debentures under the SBIC debenture program. For more information on the SBA debentures, please refer to Note 6 to our consolidated financial statements.

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

Under the Amended Credit Agreement, (i) revolving commitments by lenders were increased from $90.0 million to $100.0 million, with an accordion feature that allows for an increase in total commitments up to $250.0 million, subject to satisfaction of certain conditions at the time of any such future increase, (ii) the maturity date of the Credit Facility was extended from June 16, 2019 to April 24, 2023, and (iii) borrowings under the Credit Facility bear interest, at our election, at a rate per annum equal to (a) 3.00% (or 2.75% if certain conditions are satisfied, including if (x) no equity interests are included in the borrowing base, (y) the contribution to the borrowing base of eligible portfolio investments that are performing first lien bank loans is greater than or equal to 35%, and (z) the contribution to the borrowing base of eligible portfolio investments that are performing first lien bank loans, performing last out loans, or performing second lien loans is greater than or equal to 60%) plus the one, two, three or six month LIBOR rate, as applicable, or (b) 2.00% (or 1.75% if the above conditions are satisfied) plus the highest of (A) a prime rate, (B) the Federal Funds rate plus 0.5%, (C) three month LIBOR plus 1.0%, and (D) zero. We pay a commitment fee that varies depending on the size of the unused portion of the Credit Facility: 3.00% per annum on the unused portion of the Credit Facility at or below 35% of the commitments and 0.50% per annum on any remaining unused portion of the Credit Facility between the total commitments and the 35% minimum utilization. The Amended Credit Agreement also modifies certain covenants in the Credit Facility, including to provide for a minimum asset coverage ratio of 2.00 to 1.00 (on a regulatory basis). The Credit Facility is secured by a first priority security interest in all of our assets, excluding the assets of our SBIC subsidiaries.

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

We have made customary representations and warranties and we are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of June 30, 2022, we were in compliance with all covenants of the Credit Facility and there were no borrowings outstanding under the Credit Facility.

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

On December 23, 2020, we closed the offering of $125.0 million in aggregate principal amount of our 4.75% notes due 2026, or the “January 2026 Notes”. The total net proceeds to us from the January 2026 Notes after deducting underwriting discounts of $2.5 million and estimated offering expenses of approximately $0.4 million, were approximately $122.1 million. The January 2026 Notes will mature on January 31, 2026 and bear interest at a rate of 4.75%. The January 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed more than three months prior to maturity and at par thereafter. Interest on the January 2026 Notes is payable on January 31 and July 31 of each year. We do not intend to list the January 2026 Notes on any securities exchange or automated dealer quotation system. As of June 30, 2022, the outstanding principal balance of the January 2026 Notes was approximately $125.0 million.

On October 8, 2021, we closed the offering of $125.0 million in aggregate principal amount of our 3.50% notes due 2026, or the “November 2026 Notes” (collectively with the Public Notes and the January 2026 Notes, the “Notes”). The total net proceeds to us from the November 2026 Notes, based on a public offering price of 99.996% of par, after deducting underwriting discounts of $2.5 million and estimated offering expenses of approximately $0.3 million, were approximately $122.2 million. The November 2026 Notes will mature on November 15, 2026 and bear interest at a rate of 3.50%. The November 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed more than three months prior to maturity and at par thereafter. Interest on the November 2026 Notes is payable on May 15 and November 15 of each year, beginning May 15, 2022. We do not intend to list the November 2026 Notes on any securities exchange or automated dealer quotation system. As of June 30, 2022, the outstanding principal balance of the November 2026 Notes was approximately $125.0 million.

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

Secured Borrowing

As of June 30, 2022, the carrying value of secured borrowings totaled $17.3 million and the fair value of the associated loans included in investments was $17.3 million. As of December 31, 2021, carrying value of secured borrowings totaled $17.6 million and the fair value of the associated loans included in investments was $17.5 million. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets that did not meet the definition of a “participating interest.” As a result, sale treatment was not permitted and these partial loan sales were treated as secured borrowings. The weighted average interest rate on our secured borrowings was approximately 5.119% and 4.392% as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022, the weighted average stated interest rates for our SBA debentures and Notes were 2.846% and 4.125%, respectively. As of June 30, 2022, we had $100.0 million of unutilized commitment under our Credit Facility, and we were subject to a 1.375% fee on such amount. As of June 30, 2022, the weighted average stated interest rate on total debt outstanding was 3.753%.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if the Board, including the Independent Directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. On June 29, 2022, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 29, 2023 or the date of our 2023 Annual Meeting of Stockholders. Our stockholders specified that the cumulative number of shares sold in each offering during the one-year period ending on the earlier of June 29, 2023 or the date of our 2023 Annual Meeting of Stockholders may not exceed 25.0% of our outstanding common stock immediately prior to each such sale.

Stock Repurchase Program

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On November 1, 2021, the Board extended the Stock Repurchase Program through December 31, 2022, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and we cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. We did not make any repurchases of common stock during the three and six months ended June 30, 2022 and 2021. Refer to Note 8 to our consolidated financial statements for additional information concerning stock repurchases.

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
•
our board of directors engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result it is not in our stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where we determine that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. Our board of directors consulted with the independent valuation firm(s) in arriving at our determination of fair value for 10 and 17 of our portfolio company investments representing 19.5% and 40.6% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended June 30, 2022 and December 31, 2021, respectively) as of June 30, 2022 and December 31, 2021, respectively;
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

Transfers of Financial Assets

Partial loan and equity sales. We follow the guidance in ASC 860, Transfers and Servicing, when accounting for loan (debt investment) participations, equity assignments and other partial loan sales. Such guidance requires a participation, assignment or other partial loan or equity sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations, assignments or other partial loan or equity sales which do not meet the definition of a participating interest should remain on our consolidated statements of assets and liabilities and the proceeds recorded as a secured borrowing until the definition is met.

Recently Issued Accounting Standard

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820),” which clarifies that a contractual sale restriction prohibiting the sale of an equity security is a characteristic of the reporting entity holding the equity security and is not included in the equity security’s unit of account. Accordingly, an entity should not consider the contractual sale restriction when measuring the equity security’s fair value. In addition, ASU No. 2022-03 prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. ASU No. 2022-03’s amendments are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU No. 2022-03 on our consolidated financial statements.

SEC Regulation S-K Update

In November 2020, the SEC issued a final rule that modernized and simplifies Management’s Discussion and Analysis of Financial Condition and Results of Operations and certain financial disclosure requirements in Regulation S-K (the “Amendments”). Specifically, the Amendments: (i) eliminate Item 301 of Regulation S-K (Selected Financial Data); (ii) simplify Item 302 of Regulation S-K (Supplementary Financial Information); and (iii) amend certain aspects of Item 303 of Regulation S-K (Management's Discussion and Analysis of Financial Condition and Results of Operations). The Amendments became effective on February 10, 2021 and compliance was required for the registrant’s fiscal year ending on or after August 9, 2021. We adopted the Amendments on the effective date which did not have a material impact on our Consolidated Financial Statements.

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
•
Fidus Group Holdings, LLC (“Holdings”), a limited liability company organized under the laws of Delaware, is the parent company of Fidus Investment Advisors. Edward H. Ross, our Chairman and Chief Executive Officer, and Thomas C. Lauer, our President, are managers of Holdings.
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
•
The Investment Advisor, in consultation with the Board, agreed to voluntarily waive $0.1 million and $0.2 million of the base management fees on any assets accounted for as secured borrowings as defined under GAAP for the three and six months ended June 30, 2022, respectively, and $0.0 million for the three and six months ended June 30, 2021, respectively.

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

Recent Developments

On July 6, 2022, we issued an additional $7.5 million in SBA debentures, which will pool in September 2022. Until the pooling date, the debentures bear interest at a fixed rate interim interest rate of 2.766%.

On July 8, 2022, we invested $7.8 million in first lien debt, $2.0 million in subordinated debt, and $1.0 in common equity of AmeriWater, LLC, a leading provider of water purification systems and aftermarket parts & consumables for healthcare and industrial applications.

On July 12, 2022, we exited our equity investment in Palisade Company, LLC. We received a distribution on our common equity investment for a realized gain of approximately $1.9 million.

On July 18, 2022, we made a commitment of $4.9 million in second lien debt of Magenta Buyer, LLC, (dba Trellix), a leading global cybersecurity company.

On July 27, 2022, we exited our equity investment in Bandon Fitness (Texas) Inc. We received a distribution on our common equity investment for a realized gain of approximately $3.2 million.

On July 29, 2022, we exited our debt investment in Bedford Precision Parts LLC. We received payment in full of $4.5 million on our first lien debt.

On August 1, 2022, we received a distribution on our common equity investment in SES Investors, LLC (dba SES Foam), resulting in a realized gain of approximately $9.0 million.

On August 1, 2022, we exited our debt investment in Healthfuse, LLC. We received payment in full of $5.3 million on our first lien debt, which includes a prepayment fee.

On August 1, 2022, our Board declared a regular quarterly dividend of $0.36 per share and a supplemental dividend of $0.07 per share payable on September 23, 2022, to stockholders of record as of September 9, 2022.

On August 1, 2022, our Board declared a regular quarterly dividend of $0.36 per share and a supplemental dividend of $0.07 per share payable on December 16, 2022, to stockholders of record as of December 2, 2022.

On August 2, 2022, we sold a portion of our equity investment in Pfanstiehl, Inc. and realized a gain of approximately $24.3 million. In conjunction with the transaction, we invested $10.0 million in subordinated debt.

On August 3, 2022, we made a commitment of $20.0 million in first lien debt of BP Thrift Buyer LLC (dba Unique and Eco Thrift), an owner and operator of retail thrift stores.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. The prices of securities held by us may decline in response to certain events, including those directly involving the companies in which we invest and conditions affecting the general economy, including: the impact of COVID-19 and any new variants of COVID-19; overall market changes, including an increase in market volatility due to COVID-19; legislative reform; local, regional, national or global political, social or economic instability; and interest rate volatility, including the decommissioning of LIBOR and rising interest rates.

In the future, our investment income may also be affected by changes in various interest rates, including the decommissioning of LIBOR and changes in alternate rates and prime rates, to the extent of any debt investments that include floating interest rates. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks previously reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. Most recently, in March 2022, the Federal Reserve raised interest rates by 0.25%, the first increase since December 2018, and since then, has raised interest rates by an additional 2.00% and indicated that it would raise rates at each remaining meeting in 2022. See Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021, such as "Changes in interest rates will affect our cost of capital and net investment income”, “Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies”, and “Changes relating to the discontinuation LIBOR may adversely affect the value of our portfolio of LIBOR-indexed, floating-rate debt securities”.

As of June 30, 2022 and December 31, 2021, 39 and 32 portfolio company’s debt investments, respectively, bore interest at a variable rate, which represented $467.2 million and $376.0 million of our portfolio on a fair value basis, respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Our pooled SBA debentures and our Notes bear interest at fixed rates. Our Credit Facility bears interest, at our election, at a rate per annum equal to (a) 3.00% (or 2.75% if certain conditions are satisfied, including if (x) no equity interests are included in the borrowing base, (y) the contribution to the borrowing base of eligible portfolio investments that are performing first lien bank loans is greater than or equal to 35%, and (z) the contribution to the borrowing base of eligible portfolio investments that are performing first lien bank loans, performing last out loans, or performing second lien loans is greater than or equal to 60%) plus the one, two, three or six month LIBOR rate, as applicable, or (b) 2.00% (or 1.75% if the above conditions are satisfied) plus the highest of (A) a prime rate, (B) the Federal Funds rate plus 0.5%, (C) three month LIBOR plus 1.0%, and (D) zero.

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

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of June 30, 2022 (dollars in millions):

	Interest Income	Interest Expense
	Increase	Increase	Net Increase	Net Investment
Basis Point Increase (Decrease)	(Decrease) (1) (2)	(Decrease) (4)	(Decrease)	Income (3)
(200)	$(6.7)	$(0.3)	$(6.4)	$(5.1)
(150)	(6.2)	(0.3)	(5.9)	(4.7)
(100)	(4.5)	(0.2)	(4.3)	(3.4)
(50)	(2.3)	(0.1)	(2.2)	(1.8)
50	2.4	0.1	2.3	1.8
100	4.7	0.2	4.5	3.6
150	7.1	0.2	6.9	5.5
200	9.4	0.3	9.1	7.3
250	11.7	0.4	11.3	9.0
300	14.1	0.5	13.6	10.9

(1) Certain of our variable rate debt investments have a LIBOR, PRIME or SOFR interest rate floor, which lessens the impact of decreases in interest rates.

(2) Interest income calculated assuming three-month LIBOR, PRIME, and SOFR rate as of June 30, 2022.

(3) Includes the impact of income incentive fee at 20.0% on net increase (decrease) in net interest.

(4) As of June 30, 2022, we did not have any borrowings outstanding under our Credit Facility.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not, and the Investment Advisor is not, currently subject to any material legal proceedings.

Item 1A. Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 and filed with the SEC on March 3, 2022, which are incorporated herein by reference. The risk factors therein could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

FIDUS INVESTMENT CORPORATION

Date: August 4, 2022	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2022	/s/ SHELBY E. SHERARD
Shelby E. Sherard
Chief Financial Officer (Principal Financial and Accounting Officer)