Form 10-Q
period 2022-09-30
FIDUS INVESTMENT Corp
filed 2022-11-03
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 1, 2022, the Registrant had outstanding 24,437,400 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	September 30,
	2022	December 31,
	(unaudited)	2021
ASSETS
Investments, at fair value:
Control investments (cost: $6,833 and $6,833, respectively)	$—	$2,151
Affiliate investments (cost: $55,823 and $55,519, respectively)	95,575	137,284
Non-control/non-affiliate investments (cost: $764,734 and $559,434, respectively)	761,339	579,689
Total investments, at fair value (cost: $827,390 and $621,786, respectively)	856,914	719,124
Cash and cash equivalents	40,411	169,417
Interest receivable	11,643	8,231
Prepaid expenses and other assets	780	413
Total assets	$909,748	$897,185
LIABILITIES
SBA debentures, net of deferred financing costs (Note 6)	$128,803	$103,978
Notes, net of deferred financing costs (Note 6)	245,847	245,016
Borrowings under Credit Facility, net of deferred financing costs (Note 6)	(1,455)	(595)
Secured borrowings	16,995	17,637
Accrued interest and fees payable	3,043	4,668
Base management fee payable, net of base management fee waiver – due to affiliate	3,687	3,135
Income incentive fee payable – due to affiliate	3,047	2,622
Capital gains incentive fee payable – due to affiliate	22,498	29,227
Administration fee payable and other – due to affiliate	559	668
Dividends payable	10,508	—
Taxes (receivable) payable	315	2,410
Accounts payable and other liabilities	1,514	655
Total liabilities	$435,361	$409,421
Commitments and contingencies (Note 7)
NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 24,437,400 and 24,437,400 shares
issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	$24	$24
Additional paid-in capital	361,807	361,807
Total distributable earnings	112,556	125,933
Total net assets	474,387	487,764
Total liabilities and net assets	$909,748	$897,185
Net asset value per common share	$19.41	$19.96

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

(in thousands, except shares and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Investment Income:
Interest income
Control investments	$—	$927	$—	$2,495
Affiliate investments	892	537	2,433	2,096
Non-control/non-affiliate investments	20,619	16,395	55,532	50,197
Total interest income	21,511	17,859	57,965	54,788
Payment-in-kind interest income
Control investments	—	724	—	1,661
Affiliate investments	—	86	30	281
Non-control/non-affiliate investments	413	450	1,297	1,390
Total payment-in-kind interest income	413	1,260	1,327	3,332
Dividend income
Control investments	—	—	—	568
Affiliate investments	—	—	725	110
Non-control/non-affiliate investments	645	457	685	699
Total dividend income	645	457	1,410	1,377
Fee income
Control investments	—	—	—	400
Affiliate investments	155	102	452	370
Non-control/non-affiliate investments	2,260	1,545	5,497	6,071
Total fee income	2,415	1,647	5,949	6,841
Interest on idle funds	8	6	12	7
Total investment income	24,992	21,229	66,663	66,345
Expenses:
Interest and financing expenses	4,686	4,662	13,737	14,418
Base management fee	3,763	3,270	10,724	9,661
Incentive fee - income	3,047	2,425	5,283	7,644
Incentive fee (reversal) - capital gains	(258)	4,664	(593)	8,638
Administrative service expenses	480	438	1,412	1,281
Professional fees	339	507	1,546	1,482
Other general and administrative expenses	303	214	719	615
Total expenses before base management fee waiver	12,360	16,180	32,828	43,739
Base management fee waiver	(76)	(69)	(228)	(98)
Total expenses, net of base management fee waiver	12,284	16,111	32,600	43,641
Net investment income before income taxes	12,708	5,118	34,063	22,704
Income tax provision (benefit)	(11)	—	(2)	32
Net investment income	12,719	5,118	34,065	22,672
Net realized and unrealized gains (losses) on investments:
Net realized gains (losses):
Control investments	407	(990)	342	(33)
Affiliate investments	24,216	30	39,840	30
Non-control/non-affiliate investments	15,421	9,266	25,038	13,675
Total net realized gain (loss) on investments	40,044	8,306	65,220	13,672
Income tax (provision) benefit from realized gains on investments	—	143	(121)	143
Net change in unrealized appreciation (depreciation):
Control investments	—	1,096	(2,151)	(4,889)
Affiliate investments	(21,085)	8,106	(42,013)	24,474
Non-control/non-affiliate investments	(20,197)	6,133	(23,650)	12,434
Total net change in unrealized appreciation (depreciation) on investments	(41,282)	15,335	(67,814)	32,019
Net gain (loss) on investments	(1,238)	23,784	(2,715)	45,834
Realized losses on extinguishment of debt	(53)	(460)	(251)	(2,640)
Net increase (decrease) in net assets resulting from operations	$11,428	$28,442	$31,099	$65,866
Per common share data:
Net investment income per share-basic and diluted	$0.52	$0.21	$1.39	$0.93
Net increase in net assets resulting from operations per share — basic and diluted	$0.47	$1.16	$1.27	$2.70
Dividends declared per share	$0.86	$0.42	$1.82	$1.19
Weighted average number of shares outstanding — basic and diluted	24,437,400	24,437,400	24,437,400	24,437,400

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except shares)

	Common Stock		Additional	Total
	Number of	Par	paid-in	distributable	Total net
	shares	value	capital	earnings	assets
Balances at December 31, 2020	24,437,400	$24	$363,751	$46,985	$410,760
Net investment income	—	—	—	11,081	11,081
Net realized gain (loss) on investments, net of taxes	—	—	—	3,216	3,216
Net unrealized appreciation (depreciation) on investments	—	—	—	(579)	(579)
Realized losses on extinguishment of debt	—	—	—	(2,180)	(2,180)
Dividends declared	—	—	—	(9,286)	(9,286)
Balances at March 31, 2021	24,437,400	$24	$363,751	$49,237	$413,012
Net investment income	—	—	—	6,473	6,473
Net realized gain (loss) on investments, net of taxes	—	—	—	2,150	2,150
Net unrealized appreciation (depreciation) on investments	—	—	—	17,263	17,263
Realized losses on extinguishment of debt	—	—	—	—	—
Dividends declared	—	—	—	(9,531)	(9,531)
Balances at June 30, 2021	24,437,400	$24	$363,751	$65,592	$429,367
Net investment income	—	—	—	5,118	5,118
Net realized gain (loss) on investments, net of taxes	—	—	—	8,449	8,449
Net unrealized appreciation (depreciation) on investments	—	—	—	15,335	15,335
Realized losses on extinguishment of debt	—	—	—	(460)	(460)
Dividends declared	—	—	—	(10,264)	(10,264)
Balances at September 30, 2021	24,437,400	$24	$363,751	$83,770	$447,545
Balances at December 31, 2021	24,437,400	$24	$361,807	$125,933	$487,764
Net investment income	—	—	—	10,338	10,338
Net realized gain (loss) on investments, net of taxes	—	—	—	6,869	6,869
Net unrealized appreciation (depreciation) on investments	—	—	—	(5,319)	(5,319)
Realized losses on extinguishment of debt	—	—	—	(198)	(198)
Dividends declared	—	—	—	(12,952)	(12,952)
Balances at March 31, 2022	24,437,400	$24	$361,807	$124,671	$486,502
Net investment income	—	—	—	11,008	11,008
Net realized gain (loss) on investments, net of taxes	—	—	—	18,186	18,186
Net unrealized appreciation (depreciation) on investments	—	—	—	(21,213)	(21,213)
Realized losses on extinguishment of debt	—	—	—	—	—
Dividends declared	—	—	—	(10,508)	(10,508)
Balances at June 30, 2022	24,437,400	$24	$361,807	$122,144	$483,975
Net investment income	—	—	—	12,719	12,719
Net realized gain (loss) on investments, net of taxes	—	—	—	40,044	40,044
Net unrealized appreciation (depreciation) on investments	—	—	—	(41,282)	(41,282)
Realized losses on extinguishment of debt	—	—	—	(53)	(53)
Dividends declared	—	—	—	(21,016)	(21,016)
Balances at September 30, 2022	24,437,400	$24	$361,807	$112,556	$474,387

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$31,099	$65,866
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Net change in unrealized (appreciation) depreciation on investments	67,814	(32,019)
Net realized (gain) loss on investments	(65,220)	(13,672)
Interest and dividend income paid-in-kind	(1,327)	(3,437)
Accretion of original issue discount	(137)	(734)
Accretion of loan origination fees	(1,094)	(1,832)
Purchase of investments	(267,950)	(245,546)
Proceeds from sales and repayments of investments	128,255	319,036
Proceeds from loan origination fees	1,869	1,949
Realized losses on extinguishment of debt	251	2,640
Amortization of deferred financing costs	1,588	1,655
Changes in operating assets and liabilities:
Interest receivable	(3,412)	(698)
Prepaid expenses and other assets	(367)	(504)
Accrued interest and fees payable	(1,625)	(1,298)
Base management fee payable, net of base management fee waiver – due to affiliate	552	(43)
Income incentive fee payable – due to affiliate	425	(185)
Capital gains incentive fee (reversal) – due to (from) affiliate	(6,729)	8,638
Administration fee payable and other – due to affiliate	(109)	(5)
Taxes payable	(2,095)	(1,158)
Accounts payable and other liabilities	859	217
Net cash provided by (used for) operating activities	(117,353)	98,870
Cash Flows from Financing Activities:
Proceeds received from SBA debentures	56,000	11,500
Repayments of SBA debentures	(30,000)	(63,500)
Principal payments on Notes	—	(100,000)
Proceeds received from (repayments of) borrowings under Credit Facility, net	—	40,000
Proceeds received from (repayments of) Secured Borrowings, net	(642)	17,746
Payment of deferred financing costs	(3,043)	(1,031)
Dividends paid to stockholders, including expenses	(33,968)	(29,081)
Net cash provided by (used for) financing activities	(11,653)	(124,366)
Net increase (decrease) in cash and cash equivalents	(129,006)	(25,496)
Cash and cash equivalents:
Beginning of period	169,417	124,308
End of period	$40,411	$98,812
Supplemental information and non-cash activities:
Cash payments for interest	$13,774	$14,061
Cash payments for taxes, net of tax refunds received	$2,214	$1,047
Dividends payable	$10,508	$-

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

September 30, 2022

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets

Control Investments (t)
Hilco Plastics Holdings, LLC (dba Hilco Technologies) (n)	Component Manufacturing
Common Equity (Units N/A) (j)				4/6/2021			$—	$—	0%

Mesa Line Services, LLC (n)	Utilities: Services
Common Equity (10 shares) (j)				4/22/2021			—	—	0%

US GreenFiber, LLC (n)	Building Products Manufacturing
Second Lien Debt (j)(y)			10.00%/3.00%	7/3/2014	8/30/2024	$5,226	5,223	—
Common Equity (2,522 units) (h)(j)				7/3/2014			586	—
Common Equity (425,508 units) (j)				8/30/2019			1	—
Common Equity (1,022,813 units) (h)(j)				7/1/2020			1,023	—
							6,833	—	0%

Total Control Investments							$6,833	$—	0%

Affiliate Investments (l)
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	Building Products Manufacturing
Subordinated Debt (j)			10.00%/0.00%	12/31/2021	12/31/2027	$9,602	$9,602	$9,602
Common Equity (5,690units) (h) (j)				12/31/2021			5,690	5,341
Common Equity (7,113 units) (h) (j)				12/31/2021			7,113	6,677
Common Equity (2,012units) (h) (j)				12/31/2021			-	-
							22,405	21,620	4%

FAR Research Inc. (n)	Specialty Chemicals
Common Equity (1,396 units)				3/31/2014			—	28	0%

Medsurant Holdings, LLC	Healthcare Services
Preferred Equity (84,997 units) (h)(j)				4/12/2011			716	595
Warrant (252,588 units) (h)(j)(m)				4/12/2011			2,258	1,947
							2,974	2,542	1%
Mirage Trailers LLC (n)	Utility Equipment Manufacturing
Common Equity (2,500,000 shares)				11/25/2015			—	—	0%

Pfanstiehl, Inc.	Healthcare Products
Subordinated Debt (j)			10.00%/0.00%	8/2/2022	8/2/2027	10,000	$9,952	$9,951
Common Equity (2,550 units) (j)				3/29/2013			255	41,845
							10,207	51,796	11%

Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	Aerospace & Defense Manufacturing
First Lien Debt (k)(ag)		(L + 5.50%) / (1.00%)	9.17%/0.00%	2/12/2021	2/11/2026	15,000	14,926	15,000
Common Equity (41,290 units) (j)				2/12/2021			2,609	—
Common Equity (12,035 units) (j)				8/25/2021			1,204	456
Common Equity (3,810 units) (j)				9/16/2022			386	365
Common Equity (1,111 units) (j)				9/16/2022			112	107
							19,237	15,928	3%
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Common Equity (1,000,000 units)				11/12/2015			1,000	3,661	1%

Total Affiliate Investments							$55,823	$95,575	20%

Non-control/Non-affiliate Investments
2KDirect, Inc. (dba iPromote)	Information Technology Services
First Lien Debt (k)(at)		(L + 6.75%) / (0.50%)	10.35%/0.00%	6/25/2021	6/25/2026	$11,655	$11,590	$11,655
First Lien Debt (j)(aa)		(L + 6.75%) / (0.50%)	7.10%/0.00%	7/30/2021	6/25/2026	3,586	3,586	3,586
Common Equity (1,000,000 units)				6/25/2021			1,000	544
							16,176	15,785	3%
Acendre Midco, Inc.	Information Technology Services
First Lien Debt (j)		(L + 7.75%) / (0.50%)	10.03%/0.00%	10/6/2021	10/6/2026	5,500	5,487	5,404
First Lien Debt (j)		(L + 7.75%) / (0.50%)	10.03%/0.00%	10/6/2021	10/6/2026	12,500	12,446	12,243
Revolving Loan ($1,000 unfunded commitment) (j)(i)		(L + 7.50%) / (0.50%)		10/6/2021		—	—	—
Common Equity (500,000 shares) (j)				10/6/2021			371	407
Warrant (150,000 shares) (j)(m)				10/6/2021			129	122
Preferred Equity (77,016 shares) (j)				9/26/2022			88	143
							18,521	18,319	4%
Aeronix Inc.	Aerospace & Defense Manufacturing
First Lien Debt (ai)		(L + 5.88%) / (0.50%)	9.55%/0.00%	6/11/2021	6/11/2026	14,250	14,179	14,250
Common Equity (549 units)				6/11/2021			593	504
							14,772	14,754	3%
Allredi, LLC (fka Marco Group International OpCo, LLC)	Industrial Cleaning & Coatings
Second Lien Debt			10.50%/1.75%	3/2/2020	9/2/2026	10,384	10,324	7,972
Common Equity (570,636 units) (h)(j)				7/21/2017			637	—
Common Equity (39,443 units) (h)(j)				11/24/2021			22	37
							10,983	8,009	2%
American AllWaste LLC (dba WasteWater Transport Services)	Environmental Industries
First Lien Debt (j)(p)		(L + 6.15%) / (1.00%)	8.40%/0.00%	6/28/2021	6/28/2026	20,500	20,318	20,500
First Lien Debt (j)(o)		(L + 3.75%) / (1.00%)	6.00%/0.00%	6/28/2021	6/28/2026	330	330	330
Preferred Equity (500 units) (h)(j)				5/31/2018			500	393
Preferred Equity (207 units) (h)(j)				8/6/2019			250	168
Preferred Equity (141 units) (h)(j)				11/2/2020			171	115
Preferred Equity (74 units) (h)(j)				12/29/2021			97	65
							21,666	21,571	5%
AmeriWater, LLC	Component Manufacturing
First Lien Debt (af)		(S + 6.25%) / (1.00%)	8.42%/0.00%	7/8/2022	7/8/2027	7,750	7,705	7,704
Subordinated Debt (j)			7.00%/7.00%	7/8/2022	1/8/2028	2,033	2,023	2,023
Common Equity (1,000 units) (h)(j)				7/8/2022			1,000	1,000
							10,728	10,727	2%
AOM Intermediate Holdco, LLC (dba AllOver Media)	Information Technology Services
First Lien Debt (aq)		(S + 6.50%) / (0.75%)	8.83%/0.00%	2/1/2022	2/1/2027	10,000	9,935	10,000
Common Equity (750 units) (h)(j)				2/1/2022			750	799
							10,685	10,799	2%
Applied Data Corporation	Information Technology Services
First Lien Debt (k)(v)		(S + 6.25%) / (1.50%)	9.96%/0.00%	11/6/2020	11/6/2025	19,005	18,908	19,005
Common Equity (24 units)				11/6/2020			66	458
Preferred Equity (1,184,711 units)				11/6/2020			1,185	1,340
							20,159	20,803	5%
Auto CRM LLC (dba Dealer Holdings)	Information Technology Services
First Lien Debt (au)		(P + 5.50%) / (3.25%)	11.75%/0.85%	10/1/2021	10/1/2026	7,565	7,505	7,565
Subordinated Debt			0.00%/12.75%	10/1/2021	12/31/2026	569	565	569
Common Equity (500 units) (j)				10/1/2021			500	424
							8,570	8,558	2%
AVC Investors, LLC (dba Auveco) (n)	Specialty Distribution
Common Equity (5,000 units) (j)				1/3/2018			—	6	0%

BCM One Group Holdings, Inc.	Information Technology Services
Subordinated Debt (j)			10.25%/0.00%	11/17/2021	11/17/2028	11,333	11,277	11,220	3%

Bedford Precision Parts LLC	Specialty Distribution
Common Equity (500,000 units) (h)(j)				3/12/2019			484	415	0%

BP Thrift Buyer, LLC (dba myUnique and Ecothrift)	Retail
First Lien Debt (j)(av)		(S + 5.75%) / (1.50%)	8.91%/0.00%	9/13/2022	9/13/2027	20,000	19,542	19,542
Common Equity (1,000 units) (j)				9/13/2022			1,000	1,000
							20,542	20,542	4%
Cardback Intermediate, LLC (dba Chargeback Gurus)	Information Technology Services
First Lien Debt (j)(ah)		(L + 6.50%) / (0.75%)	8.78%/0.00%	8/10/2021	8/10/2026	12,576	12,516	12,576
Common Equity (495 shares) (j)				8/10/2021			125	33
Preferred Equity (495 shares) (j)				8/10/2021			125	273
							12,766	12,882	3%
Cardboard Box LLC (dba Anthony's Coal Fired Pizza) (aw)	Restaurants
Common Equity (521,021 units) (j)(ao)				12/15/2015			521	34
Preferred Equity (1,043,133 units) (j)(ao)				12/6/2019			96	283
							617	317	0%
Choice Technology Solutions, LLC (dba Choice Merchant Solutions, LLC)	Information Technology Services
First Lien Debt (j)		(S + 7.25%) / (1.00%)		4/1/2022	4/1/2027	8,500	8,457	8,457
Revolving Loan ($1,000 unfunded commitment) (i)(j)		(S + 6.25%) / (1.00%)		4/1/2022	4/1/2027	—	—	—
							8,457	8,457	2%
CIH Intermediate, LLC	Business Services
Subordinated Debt (k)			10.00%/1.00%	3/3/2022	3/3/2028	13,716	13,593	13,715
Common Equity (563 shares) (j)				3/3/2022			400	161
Preferred Equity (563 shares) (j)				3/3/2022			400	836
							14,393	14,712	3%
Combined Systems, Inc.	Aerospace & Defense Manufacturing
First Lien Debt		(L + 11.00%) / (2.00%)		1/31/2020	1/31/2025	6,991	6,964	7,061
Revolving Loan ($605 unfunded commitment) (j)(ac)		(L + 10.00%) / (2.00%)		1/31/2020	1/31/2025	3,395	3,383	3,395
							10,347	10,456	2%
Comply365, LLC	Aerospace & Defense Manufacturing
Common Equity (1,000,000 units)				12/11/2020			627	1,109	0%

CRS Solutions Holdings, LLC (dba CRS Texas)	Business Services
Common Equity (Class A Units) (574,929 units) (h)(j)				6/28/2022			272	499	0%

Dataguise, Inc.	Information Technology Services
First Lien Debt (j)			11.00%/0.00%	12/31/2020	12/31/2023	19,700	19,658	19,700
Common Equity (909 shares) (j)				12/31/2020			1,500	707
							21,158	20,407	4%
Diversified Search LLC	Business Services
First Lien Debt (k)(r)		(S + 6.50%) / (1.00%)	8.84%/0.00%	2/7/2019	2/7/2024	24,155	24,016	24,155
Common Equity (573 units) (h)(j)				2/7/2019			564	949
							24,580	25,104	5%
EBL, LLC (EbLens)	Retail
Second Lien Debt (j)(y)			12.50%/1.50%	7/13/2017	1/13/2023	9,351	9,333	2,427
Common Equity (75,000 units) (j)				7/13/2017			750	—
							10,083	2,427	1%
ECM Industries, LLC	Component Manufacturing
Common Equity (1,000,000 units) (h)(j)				4/30/2020			221	1,290	0%

Elements Brands, LLC	Consumer Products
First Lien Debt			12.25%/0.00%	12/31/2020	12/31/2025	4,350	4,328	4,350
Revolving Loan ($1,500 unfunded commitment) (j)(i)			12.25%/0.00%	12/31/2020	12/31/2025	1,500	1,489	1,500
							5,817	5,850	1%
Fishbowl Solutions, LLC	Information Technology Services
First Lien Debt (ar)		(S + 7.75%) / (1.00%)	10.12%/0.00%	3/25/2022	3/25/2027	14,464	14,366	14,463	3%

Frontline Food Services, LLC (f/k/a Accent Food Services, LLC) (n)	Vending Equipment Manufacturing
Preferred Equity (Class A Units) (46 units) (j)				12/31/2020			—	—
Common Equity (Class B Units) (124 units) (j)				12/31/2020			—	—
Preferred Equity (Class C Units) (100 units) (j)				12/31/2020			—	—
							—	—	0%
Global Plasma Solutions, Inc.	Component Manufacturing
Common Equity (947 shares) (j)				9/21/2018			52	373	0%

GP&C Operations, LLC (dba Garlock Printing and Converting)	Component Manufacturing
First Lien Debt (w)		(L + 8.25%) / (1.00%)	11.33%/0.00%	1/22/2021	1/22/2026	11,000	10,890	11,000
Common Equity (515,625 units) (h)(j)				1/22/2021			516	334
							11,406	11,334	3%
Green Cubes Technology, LLC (dba Green Cubes)	Information Technology Services
First Lien Debt (j)		(L + 13.00%) / (0.00%)		12/17/2021	12/17/2024	13,000	12,946	13,000	3%

Gurobi Optimization, LLC	Information Technology Services
Common Equity (3 shares)				12/19/2017			605	2,160	0%

Haematologic Technologies, Inc.	Healthcare Services
First Lien Debt (x)		(L + 8.25%) / (2.00%)	11.92%/0.00%	10/11/2019	10/11/2024	5,378	5,361	5,378
Common Equity (630 units) (h)(j)				10/11/2019			630	214
							5,991	5,592	1%
Hallmark Health Care Solutions, Inc.	Healthcare Services
First Lien Debt (j)(ae)		(L + 7.25%) / (1.50%)	9.53%/0.00%	12/4/2020	12/4/2025	8,380	8,340	8,380
Common Equity (750,000 units) (j)				12/4/2020			750	4,117
							9,090	12,497	3%
Healthfuse, LLC	Healthcare Services
Preferred Equity (197,980 units)				11/13/2020			748	1,397	0%

Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt (k)			13.00%/0.00%	3/23/2016	3/31/2023	25,000	24,995	24,782
Common Equity (3,750 units)				3/23/2016			91	552
Preferred Equity (868 units) (j)				10/16/2020			153	196
							25,239	25,530	6%
IBH Holdings, LLC (fka Inflexxion, Inc.)	Business Services
Common Equity (150,000 units)				6/20/2018			—	309	0%

Ipro Tech, LLC	Information Technology Services
First Lien Debt (j)(u)		(S + 7.00%) / (1.00%)	10.15%/1.00%	6/30/2020	7/28/2025	19,674	18,917	19,673
Preferred Equity (j)				7/28/2021			682	1,023
							19,599	20,696	4%
ISI PSG Holdings, LLC (dba Incentive Solutions, Inc.)	Business Services
First Lien Debt (j)(aj)		(L + 7.50%) / (0.50%)	9.78%/0.00%	4/5/2021	4/5/2026	12,261	12,187	12,175
First Lien Debt (j)(an)		(L + 7.50%) / (0.50%)	9.78%/0.00%	6/30/2021	4/5/2026	13,078	13,078	12,994
Common Equity (256,964 units) (h)(j)				4/5/2021			500	666
							25,765	25,835	5%
K2 Merger Agreement Agent, LLC (fka K2 Industrial Services, Inc.) (n)	Industrial Cleaning & Coatings
Second Lien Debt (j) (y)			0.00%/10.00%	1/28/2019	1/28/2023	2,368	2,368	2,169	0%

The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Common Equity (855 shares) (j)				12/8/2017			933	468	0%

Level Education Group, LLC (dba CE4Less)	Business Services
First Lien Debt (ak)		(L + 6.75%) / (0.50%)	9.03%/0.00%	4/1/2021	4/1/2026	5,199	5,170	5,199
Common Equity (1,000,000 units) (j)				4/1/2021			1,000	1,227

							6,170	6,426	1%
LifeSpan Biosciences, Inc.	Healthcare Products
Subordinated Debt (j)			11.50%/0.00%	3/19/2021	9/19/2026	16,000	15,942	16,000
Common Equity (100 shares) (j)				3/19/2021			1,000	753
							16,942	16,753	4%
Magenta Buyer LLC (dba Trellix)	Information Technology Services
Second Lien Debt (j)		(L + 8.25%) / (0.75%)		7/19/2022	7/27/2029	7,182	6,795	6,795	1%

MBS Opco, LLC (dba Marketron)	Information Technology Services
First Lien Debt (j)		(S + 8.50%) / (1.50%)		9/29/2022	9/28/2026	27,000	26,865	26,865	6%

Micronics Filtration Holdings, Inc. (dba Micronics Engineered Filtration Group, Inc.)	Component Manufacturing
First Lien Debt (k) (as)		(S + 5.50%) / (0.50%)	7.88%/0.00%	2/17/2022	2/17/2027	16,520	16,412	16,520
Common Equity (14,400 units) (j)				2/17/2022			1,440	2,689
							17,852	19,209	4%
Midwest Transit Equipment, Inc.	Transportation services
Warrant (7,192 shares) (j)(m)				6/23/2017			180	302
Warrant (4.79% of Junior Subordinated Notes) (j)(q)				6/23/2017			190	277
							370	579	0%
Mobilewalla, Inc.	Information Technology Services
First Lien Debt (j)		(L + 11.50%) / (0.50%)		12/17/2021	12/17/2024	5,715	5,694	5,715	1%

Netbase Solutions, Inc. (dba Netbase Quid)	Information Technology Services
First Lien Debt (k)(ap)		(P + 4.00%) / (3.25%)	10.25%/0.00%	11/18/2021	11/18/2025	16,708	16,611	16,708	4%

NGT Acquisition Holdings, LLC (dba Techniks Industries)	Component Manufacturing
Common Equity (378 units) (j)				5/24/2017			500	118	0%

OMC Investors, LLC (dba Ohio Medical Corporation)	Healthcare Products
Second Lien Debt			13.00%/0.00%	1/26/2021	6/30/2024	5,000	4,974	5,000
Common Equity (5,000 units)				1/15/2016			187	591
							5,161	5,591	1%
OnePath Systems, LLC	Information Technology Services
First Lien Debt (s)		(S + 7.50%) / (1.00%)	11.05%/0.00%	9/30/2022	9/30/2027	11,000	10,918	10,918
Common Equity (732,542 shares) (j)				9/30/2022			500	500
							11,418	11,418	2%
Palmetto Moon, LLC	Retail
Common Equity (499 units) (j)				11/3/2016			265	512	0%

Pinnergy, Ltd.	Oil & Gas Services
Subordinated Debt (j)			9.00%/0.00%	6/30/2022	6/30/2027	15,000	14,929	14,929	3%

Pool & Electrical Products, LLC (n)	Specialty Distribution
Common Equity (15,000 units) (h)(j)				10/28/2020			549	4,362	1%

Power Grid Components, Inc.	Specialty Distribution
Second Lien Debt (k)			11.00%/1.00%	4/12/2018	12/2/2025	17,704	17,655	17,704
Preferred Equity (392 shares) (j)				4/12/2018			392	608
Preferred Equity (48 shares) (j)				12/2/2019			48	75
Common Equity (10,622 shares) (j)				4/12/2018			462	895
							18,557	19,282	4%
PowerGrid Services Acquisition, LLC	Utilities: Services
Second Lien Debt (j)		(L + 9.50%) / (1.00%)		9/21/2021	3/21/2029	10,831	10,784	10,831
Common Equity (5,341 units) (h)(j)				9/21/2021			534	956
							11,318	11,787	2%
Prime AE Group, Inc.	Business Services
First Lien Debt (j)		(S + 6.75%) / (2.00%)	10.56%/0.00%	11/25/2019	11/25/2024	5,833	5,750	5,833
Preferred Equity (900,000 shares) (j)				11/25/2019			900	152
							6,650	5,985	1%
Pugh Lubricants, LLC (n)	Specialty Distribution
Common Equity (3,062 units) (h)(j)				11/10/2016			—	—	0%

Quest Software US Holdings Inc.	Information Technology Services
Second Lien Debt (j)		(S + 7.50%) / (0.50%)		3/1/2022	2/1/2030	20,000	19,338	18,004	4%

Rhino Assembly Company, LLC	Specialty Distribution
Second Lien Debt (k)			11.50%/0.00%	8/11/2017	2/11/2026	14,851	14,836	14,851
Common Equity (Class A Units) (10,915 units) (h)(j)				8/11/2017			1,125	1,572
Preferred Equity (Units N/A) (h)(j)				12/10/2020			268	303
Common Equity (Class F Units) (710 units) (h)(j)				12/10/2020			—	—
							16,229	16,726	4%
Road Safety Services, Inc.	Business Services
Second Lien Debt			11.25%/2.00%	9/18/2018	9/18/2025	15,762	15,726	15,347
Common Equity (779 units)				9/18/2018			1,121	1,507
							16,847	16,854	4%
SES Investors, LLC (dba SES Foam) (n)	Building Products Manufacturing
Common Equity (6,000 units) (h)(j)				9/8/2016			—	104	0%

Sonicwall US Holdings, Inc.	Information Technology Services
Second Lien Debt (j)		(L + 7.50%) / (0.00%)		9/6/2022	5/18/2026	4,774	4,489	4,489	1%

Suited Connector LLC	Information Technology Services
Second Lien Debt (j)			12.00%/0.00%	10/29/2021	6/1/2028	16,000	15,930	11,637
Common Equity (7,500 units) (h)(j)				12/1/2021			750	84
							16,680	11,721	2%
Tedia Company, LLC	Healthcare Products
First Lien Debt (j)		(S + 7.75%) / (1.00%)		3/4/2022	3/4/2027	15,600	15,523	15,600
Revolving Loan ($2,400 unfunded commitment) (j)(i)		(S + 7.75%) / (1.00%)		3/4/2022	3/4/2027	1,600	1,580	1,600
Delayed Draw Commitment ($3,000 unfunded commitment) (j)(ac)		(S + 7.75%) / (1.00%)		3/4/2022	3/4/2027	—	(15)	—
Subordinated Debt (j)			7.25%/7.25%	3/4/2022	9/4/2027	2,608	2,594	3,750
Preferred Equity (Series A) (1,000 units) (h)(j)				3/4/2022			1,000	1,486
							20,682	22,436	5%
TransGo, LLC (n)	Component Manufacturing
Common Equity (500 units) (j)				2/28/2017			—	—	0%

The Tranzonic Companies (n)	Specialty Distribution
Preferred Equity (5,653 units) (j)				3/27/2018			—	—
Common Equity (1 units) (j)				3/27/2018			—	18
							—	18	0%
UBEO, LLC	Business Services
Common Equity (705,000 units) (h)(j)				4/3/2018			655	1,158	0%

United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)(j)				4/1/2012			1,008	—
Warrant (57,469 units) (j)(m)				3/5/2012			566	—
							1,574	—	0%
UPG Company, LLC	Component Manufacturing
First Lien Debt (j)(al)		(S + 8.25%) / (0.50%)	10.07%/0.00%	6/21/2021	6/21/2024	16,700	16,625	16,990	4%

Virginia Tile Company, LLC	Specialty Distribution
Common Equity (17 units) (j)				12/19/2014			—	683	0%

Virtex Enterprises, LP	Component Manufacturing
Second Lien Debt		(S + 9.75%) / (1.00%)		4/13/2022		11,002	10,901	8,857	2%

Western's Smokehouse, LLC	Consumer Products

First Lien Debt (j)(ab)		(S + 6.50%) / (1.50%)	10.18%/0.00%	2/28/2020	12/23/2024	9,616	9,546	9,616
Delayed Draw Commitment ($2,823 unfunded commitment) (j)		(S + 5.00%) / (1.50%)	8.68%/0.00%	6/29/2022	12/23/2024	677	669	677
							10,215	10,293	2%

Winona Foods, Inc.	Specialty Distribution
First Lien Debt (j)(am)		(L + 12.00%) / (1.00%)	15.67%/0.00%	4/1/2021	4/1/2026	4,000	3,900	4,000
First Lien Debt		(L + 13.00%) / (1.00%)		4/1/2021	4/1/2026	7,000	6,963	7,000
							10,863	11,000	2%
Wonderware Holdings, LLC (dba CORE Business Technologies)	Information Technology Services
First Lien Debt (k)(z)		(L + 7.25%) / (1.00%)	10.49%/0.00%	2/10/2021	2/9/2026	8,316	8,275	8,316	2%

Worldwide Express Operations, LLC	Transportation services
Second Lien Debt (j)		(L + 7.00%) / (0.75%)		8/2/2021	7/26/2029	27,497	26,357	26,357
Common Equity (795,000) (j)				7/21/2021			795	973
Common Equity (752,380 units) (h)(j)				7/26/2021			225	747
							27,377	28,077	6%
Xeeva, Inc.	Information Technology Services
First Lien Debt (j)		(L + 10.50%) / (1.50%)		2/11/2021	2/11/2026	9,400	9,365	7,166	2%

Zonkd, LLC	Component Manufacturing
First Lien Debt (j)		(L + 10.00%) / (1.00%)		3/18/2022	3/18/2027	5,000	4,795	4,570
Delayed Draw Commitment ($1,000 unfunded commitment) (j)(ad)		(L + 10.00%) / (1.00%)		3/18/2022	3/18/2027	—	—	—
Common Equity (4,987 units) (h)(j)				3/18/2022			169	2
							4,964	4,572	1%

Total Non-control/Non-affiliate Investments							$764,734	$761,339	160%

Total Investments							$827,390	$856,914	181%

Money market funds (included in cash and cash equivalents)
Goldman Sachs Financial Square Treasury Obligation Institution CUSIP (38141W323) (aw)							$30,184	$30,184	6%
Total money market funds							$30,184	$30,184	6%
Total Investments and Money Market Funds							$857,574	$887,098	187%

(a) See Note 3 to the consolidated financial statements for portfolio composition by geographic location.

(b) Equity ownership may be held in shares or units of companies related to the portfolio companies.

(c) All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.

(d) Variable rate investments bear interest at a rate indexed to the London Interbank Offered Rate (L or LIBOR), Prime (P) or the Secured Overnight Financing Rate (S or SOFR), which are reset monthly, bimonthly, quarterly, or semi-annually. Certain variable rate investments also include a LIBOR, Prime or SOFR interest rate floor. For each investment, the Company has provided the spread over the reference rate and the LIBOR, Prime or SOFR floor, if any, as of September 30, 2022.

(e) Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of September 30, 2022. Generally, payment-in-kind interest can be paid-in-kind or all in cash.

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

(i) The disclosed commitment represents the unfunded amount as of September 30, 2022. The Company is earning 0.50% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate which will be earned if the commitment is funded.

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

(r) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.32% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(s) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.37% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(u) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of 2.99% and PIK interest amount of 0.98% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(w) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 7.21% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(x) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.76% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(y) Investment was on non-accrual status as of September 30, 2022.

(z) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.60% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ab) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.07% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ac) The disclosed commitment represents the unfunded amount as of September 30, 2022. The Company is earning 1.00% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

(ad) The disclosed commitment represents the unfunded amount as of September 30, 2022. The Company is earning 2.00% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

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

(af) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.28% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ag) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.64% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ah) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.62% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ai) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.71% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(al) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.85% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(am) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 6.13% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ao) The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company can not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2022, total non-qualifying assets at fair value represented 0.03% of the Company's total assets calculated in accordance with the 1940 Act.

(ap) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of 0.80% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(aq) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.73% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(as) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.80% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(at) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.27% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(av) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.62% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(aw) This investment is classified as a Level 1 investment. For further detail on the fair value measurements, see Note 4 to the consolidated financial statements.

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2021

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets

Control Investments (t)
Hilco Plastics Holdings, LLC (dba Hilco Technologies) (n)	Component Manufacturing
Common Equity (Units N/A)				4/6/2021			$—	$—	0%

Mesa Line Services, LLC (n)	Utilities: Services
Common Equity (10 shares) (j)				4/22/2021			—	2,151	0%

US GreenFiber, LLC (n)	Building Products Manufacturing
Second Lien Debt (j)(y)			10.00%/3.00%	7/3/2014	8/30/2024	$5,226	5,223	—
Common Equity (2,522 units) (h)(j)				7/3/2014			586	—
Common Equity (425,508 units) (j)				8/30/2019			1	—
Common Equity (1,022,813 units) (h)(j)				7/1/2020			1,023	—
							6,833	—	0%

Total Control Investments							$6,833	$2,151	0%

Affiliate Investments (l)
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	Building Products Manufacturing
Subordinated Debt (j)			5.00%/5.00%	12/31/2021	12/31/2027	$9,602	$9,602	$9,602
Common Equity (5,690units) (j)				12/31/2021			5,690	5,690
Common Equity (7,113 units) (j)				12/31/2021			7,113	7,113
Common Equity (2,012units) (j)				12/31/2021			-	-
							22,405	22,405	4%

FAR Research Inc. (n)	Specialty Chemicals
Common Equity (1,396 units)				3/31/2014			—	28	0%

Medsurant Holdings, LLC	Healthcare Services
Preferred Equity (84,997 units) (h)(j)				4/12/2011			716	833
Warrant (252,588 units) (h)(j)(m)				4/12/2011			2,258	2,829
							2,974	3,662	1%
Mirage Trailers LLC	Utility Equipment Manufacturing
Second Lien Debt (k)		(L + 10.00%) / (1.00%)	11.00%/5.00%	11/25/2015	4/30/2022	6,705	6,793	6,705
Common Equity (2,500,000 shares)				11/25/2015			2,188	3,970
							8,981	10,675	2%
Pfanstiehl, Inc.	Healthcare Products
Common Equity (4,250 units) (j)				3/29/2013			425	57,639	12%

Pinnergy, Ltd.	Oil & Gas Services
Common Equity - Class A-2 (42,500 units) (j)				10/13/2016			3,000	21,178	4%

Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	Aerospace & Defense Manufacturing
First Lien Debt (k)(ag)		(L + 5.50%) / (1.00%)	6.50%/0.00%	2/12/2021	2/11/2026	13,000	12,921	13,000
Common Equity (41,290 units) (j)				2/12/2021			2,609	4,129
Common Equity (12,035 units) (j)				8/25/2021			1,204	1,230
							16,734	18,359	4%
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Common Equity (1,000,000 units)				11/12/2015			1,000	3,338	1%

Total Affiliate Investments							$55,519	$137,284	28%

Non-control/Non-affiliate Investments
2KDirect, Inc. (dba iPromote)	Information Technology Services
First Lien Debt (k)		(L + 6.75%) / (0.50%)	7.25%/0.00%	6/25/2021	6/25/2026	$12,919	$12,841	$12,919
First Lien Debt (aa)(j)		(L + 6.75%) / (0.50%)	7.25%/0.00%	7/30/2021	6/25/2026	3,975	3,975	3,975
Common Equity (1,000,000 units)				6/25/2021			1,000	806
							17,816	17,700	4%
Acendre Midco, Inc.	Information Technology Services
First Lien Debt (j)		(L + 7.75%) / (0.50%)	8.25%/0.00%	10/6/2021	10/6/2026	5,500	5,485	5,485
First Lien Debt (j)		(L + 7.75%) / (0.50%)	8.25%/0.00%	10/6/2021	10/6/2026	12,500	12,436	12,436
Revolving Loan ($1,000 unfunded commitment) (i)(j)				10/6/2021			—	—
Common Equity (500,000 shares) (j)				10/6/2021			371	371
Warrant (150,000 shares) (j)(m)				10/6/2021			129	129
							18,421	18,421	4%
Aeronix Inc.	Aerospace & Defense Manufacturing
First Lien Debt (ai)		(L + 5.88%) / (0.50%)	6.38%/0.00%	6/11/2021	6/11/2026	14,250	14,165	14,250
Common Equity (500 units)				6/11/2021			500	742
							14,665	14,992	3%
Allredi, LLC (fka Marco Group International OpCo, LLC)	Industrial Cleaning & Coatings
Second Lien Debt			10.50%/1.75%	3/2/2020	9/2/2026	10,260	10,189	8,317
Common Equity (570,636 units) (h)(j)				7/21/2017			637	166
Common Equity (39,443 units) (h)(j)				11/24/2021			22	65
							10,848	8,548	2%
American AllWaste LLC (dba WasteWater Transport Services)	Environmental Industries
First Lien Debt (j)(p)		(L + 6.15%) / (1.00%)	7.15%/0.00%	6/28/2021	6/28/2026	20,500	20,281	20,281
First Lien Debt (j)(o)		(L + 3.75%) / (1.00%)	4.75%/0.00%	6/28/2021	12/31/2022	330	330	330
Preferred Equity (500 units) (h)(j)				5/31/2018			500	439
Preferred Equity (207 units) (h)(j)				8/6/2019			250	187
Preferred Equity (141 units) (h)(j)				11/2/2020			171	128
Preferred Equity (74 units) (h)(j)				12/29/2021			97	97
							21,629	21,462	4%
Applied Data Corporation	Information Technology Services
First Lien Debt (k)(v)		(L + 6.25%) / (1.50%)	7.75%/0.00%	11/6/2020	11/6/2025	11,500	11,441	11,500
Common Equity (22 units)				11/6/2020			15	111
Preferred Equity (1,104,539 units)				11/6/2020			1,105	1,194
							12,561	12,805	3%
Argo Turboserve Corporation	Business Services
Second Lien Debt (j)		(L + 12.00%) / (2.00%)	14.00%/0.00%	12/26/2018	6/28/2023	11,906	11,881	11,906	2%

Auto CRM LLC (dba Dealer Holdings)	Information Technology Services
First Lien Debt (j)		(P + 5.50%) / (3.25%)	8.75%/0.85%	10/1/2021	10/1/2026	7,516	7,445	7,445
Subordinated Debt (j)			0.00%/12.75%	10/1/2021	12/31/2026	516	512	512
Common Equity (500 units) (j)				10/1/2021			500	500
							8,457	8,457	2%
AVC Investors, LLC (dba Auveco)	Specialty Distribution
Common Equity (5,000 units) (j)				1/3/2018			382	751	0%

B&B Roadway and Security Solutions, LLC (n)	Component Manufacturing
Common Equity (50,000 units) (h)(j)				2/27/2018			—	—	0%

Bandon Fitness (Texas), Inc.	Retail
Common Equity (545,810 units) (j)				8/9/2019			931	1,533	0%

BCM One Group Holdings, Inc.	Information Technology Services

Subordinated Debt (j)			10.25%/0.00%	11/17/2021	11/17/2028	10,000	9,950	9,950	2%

Bedford Precision Parts LLC	Specialty Distribution
First Lien Debt (j)(s)		(L + 6.25%) / (1.00%)	7.25%/0.00%	3/12/2019	3/12/2024	4,531	4,514	4,531
Common Equity (500,000 units) (h)(j)				3/12/2019			500	358
							5,014	4,889	1%
Cardback Intermediate, LLC (dba Chargeback Gurus)	Information Technology Services
First Lien Debt (j)(ah)		(L + 6.75%) / (0.75%)	7.50%/0.00%	8/10/2021	8/10/2026	14,000	13,928	13,928
Common Equity (495 shares) (j)				8/10/2021			125	125
Preferred Equity (495 shares) (j)				8/10/2021			125	125
							14,178	14,178	3%
Cardboard Box LLC (dba Anthony's Coal Fired Pizza) (aq)	Restaurants
Common Equity (521,021 units) (j)(ao)				12/15/2015			521	74
Preferred Equity (1,043,133 units) (j)(ao)				12/6/2019			96	283
							617	357	0%
Combined Systems, Inc.	Aerospace & Defense Manufacturing
First Lien Debt		(L + 11.00%) / (2.00%)	13.00%/0.00%	1/31/2020	1/31/2025	7,091	7,055	7,119
Revolving Loan ($605 unfunded commitment) (j)(ac)		(L + 10.00%) / (2.00%)	15.00%/0.00%	1/31/2020	1/31/2025	3,395	3,380	3,395
							10,435	10,514	2%
Comply365, LLC	Aerospace & Defense Manufacturing
First Lien Debt (ad)		(L + 8.00%) / (1.00%)	9.00%/0.00%	12/11/2020	12/11/2025	8,562	8,447	8,562
Common Equity (1,000,000 units)				12/11/2020			1,000	1,341
							9,447	9,903	2%
CRS Solutions Holdings, LLC (dba CRS Texas)	Business Services
Common Equity (538,875 units) (h)(j)				3/14/2018			621	686	0%

Dataguise, Inc.	Information Technology Services
First Lien Debt (j)			11.00%/0.00%	12/31/2020	12/31/2023	19,850	19,783	19,800
Common Equity (909 shares) (j)				12/31/2020			1,500	1,528
							21,283	21,328	4%
Diversified Search LLC	Business Services
First Lien Debt (k)(r)		(L + 6.50%) / (1.00%)	7.50%/0.00%	2/7/2019	2/7/2024	18,355	18,190	18,355
Common Equity (573 units) (h)(j)				2/7/2019			593	797
							18,783	19,152	4%
EBL, LLC (EbLens)	Retail
Second Lien Debt (j)			12.00%/1.00%	7/13/2017	1/13/2023	9,326	9,305	9,036
Common Equity (75,000 units) (j)				7/13/2017			750	230
							10,055	9,266	2%
ECM Industries, LLC	Component Manufacturing
Common Equity (1,000,000 units) (h)(j)				4/30/2020			243	1,397	0%

Elements Brands, LLC	Consumer Products
First Lien Debt			12.25%/0.00%	12/31/2020	12/31/2025	5,775	5,748	5,775
Revolving Loan ($838 unfunded commitment) (i)(j)			12.25%/0.00%	12/31/2020	12/31/2025	2,162	2,149	2,162
							7,897	7,937	2%
Frontline Food Services, LLC (f/k/a Accent Food Services, LLC)	Vending Equipment Manufacturing
Preferred Equity (Class A Units) (46 units) (j)				12/31/2020			2,000	1,431
Common Equity (Class B Units) (124 units) (j)				12/31/2020			—	—
Preferred Equity (Class C Units) (100 units) (j)				12/31/2020			—	—
							2,000	1,431	0%
Global Plasma Solutions, Inc.	Component Manufacturing
Common Equity (947 shares) (j)				9/21/2018			52	2,097	0%

GP&C Operations, LLC (dba Garlock Printing and Converting)	Component Manufacturing
First Lien Debt (w)		(L + 7.25%) / (1.00%)	8.25%/0.00%	1/22/2021	1/22/2026	11,000	10,866	11,000
Common Equity (515,625 units) (h)(j)				1/22/2021			516	432
							11,382	11,432	2%
Green Cubes Technology, LLC (dba Green Cubes)	Information Technology Services
First Lien Debt (j)		(L + 13.00%) / (0.00%)	13.21%/0.00%	12/17/2021	12/17/2024	13,000	12,928	12,928	3%

Gurobi Optimization, LLC	Information Technology Services
Common Equity (3 shares)				12/19/2017			607	2,569	1%

Haematologic Technologies, Inc.	Healthcare Services
First Lien Debt (x)		(L + 8.25%) / (2.00%)	10.25%/0.00%	10/11/2019	10/11/2024	5,378	5,355	4,945
Common Equity (630 units) (h)(j)				10/11/2019			630	120
							5,985	5,065	1%
Hallmark Health Care Solutions, Inc.	Healthcare Services
First Lien Debt (j)(ae)		(L + 7.25%) / (1.50%)	8.75%/0.00%	12/4/2020	12/4/2025	8,440	8,390	8,440
Common Equity (750,000 units) (j)				12/4/2020			750	2,068
							9,140	10,508	2%
Healthfuse, LLC	Healthcare Services
First Lien Debt (af)		(L + 7.25%) / (1.00%)	8.25%/0.00%	11/13/2020	11/13/2025	5,940	5,908	5,940
Preferred Equity (197,980 units)				11/13/2020			750	920
							6,658	6,860	1%
Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt (k)			13.50%/0.00%	3/23/2016	3/31/2023	25,000	24,986	22,501
Common Equity (3,750 units)				3/23/2016			114	—
Preferred Equity (868 units) (j)				10/16/2020			150	—
							25,250	22,501	5%
IBH Holdings, LLC (fka Inflexxion, Inc.)	Business Services
Common Equity (150,000 units)				6/20/2018			—	203	0%

Ipro Tech, LLC	Information Technology Services
First Lien Debt (j)(u)		(L + 7.00%) / (1.00%)	8.00%/1.00%	6/30/2020	7/28/2025	19,380	18,429	19,012
Preferred Equity (682,075 units) (j)				7/28/2021			682	682
							19,111	19,694	4%
ISI PSG Holdings, LLC (dba Incentive Solutions, Inc.)	Business Services
First Lien Debt (j)(aj)		(L + 7.50%) / (0.50%)	8.00%/0.00%	4/5/2021	4/5/2026	12,483	12,394	12,404
First Lien Debt (j)(an)		(L + 7.50%) / (0.50%)	8.00%/0.00%	6/30/2021	4/5/2026	13,331	13,331	13,247
Common Equity (256,964 units) (h)(j)				4/5/2021			500	592
							26,225	26,243	5%
K2 Merger Agreement Agent, LLC (fka K2 Industrial Services, Inc.) (n)	Industrial Cleaning & Coatings
Second Lien Debt (j)			0.00%/10.00%	1/28/2019	1/28/2023	2,368	2,368	2,368	1%

The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Common Equity (855 shares) (j)				12/8/2017			933	1,465	0%

Level Education Group, LLC (dba CE4Less)	Business Services
First Lien Debt (ak)		(L + 6.75%) / (0.50%)	7.25%/0.00%	4/1/2021	4/1/2026	5,431	5,396	5,431
Common Equity (1,000,000 units) (j)				4/1/2021			1,000	1,313
							6,396	6,744	1%
LifeSpan Biosciences, Inc.	Healthcare Products
Subordinated Debt (j)			11.50%/0.00%	3/19/2021	9/19/2026	16,000	15,931	16,000
Common Equity (100 shares) (j)				3/19/2021			1,000	981
							16,931	16,981	4%
Midwest Transit Equipment, Inc.	Transportation services
Warrant (7,192 shares) (j)(m)				6/23/2017			180	—
Warrant (4.79% of Junior Subordinated Notes) (j)(q)				6/23/2017			190	246
							370	246	0%
Mobilewalla, Inc.	Information Technology Services
First Lien Debt (j)		(L + 11.50%) / (0.50%)	12.00%/0.00%	12/17/2021	12/17/2024	5,715	5,687	5,687	1%

Netbase Solutions, Inc. (dba Netbase Quid)	Information Technology Services
First Lien Debt (k)(ap)		(P + 5.50%) / (3.25%)	8.75%/1.50%	11/18/2021	11/18/2025	16,568	16,448	16,448	4%

NGT Acquisition Holdings, LLC (dba Techniks Industries)	Component Manufacturing
Common Equity (378 units) (j)				5/24/2017			500	204	0%

OMC Investors, LLC (dba Ohio Medical Corporation)	Healthcare Products
Second Lien Debt			13.00%/0.00%	1/26/2021	6/30/2024	5,000	4,963	5,000
Common Equity (5,000 units)				1/15/2016			209	743
							5,172	5,743	1%
Palisade Company, LLC	Information Technology Services
Common Equity (50 shares) (j)				11/15/2018			500	1,224	0%

Palmetto Moon, LLC	Retail
Common Equity (499 units) (j)				11/3/2016			265	895	0%

Pool & Electrical Products, LLC (n)	Specialty Distribution
Common Equity (15,000 units) (h)(j)				10/28/2020			549	4,466	1%

Power Grid Components, Inc.	Specialty Distribution
Second Lien Debt (k)			11.00%/1.00%	4/12/2018	12/2/2025	17,570	17,510	17,570
Preferred Equity (392 shares) (j)				4/12/2018			392	564
Preferred Equity (48 shares) (j)				12/2/2019			48	70
Common Equity (10,622 shares) (j)				4/12/2018			462	259
							18,412	18,463	4%
PowerGrid Services Acquisition, LLC	Utilities: Services
Second Lien Debt (j)		(L + 9.50%) / (1.00%)	10.50%/0.00%	9/21/2021	3/21/2029	10,831	10,779	10,779
Common Equity (5,000 units) (h)(j)				9/21/2021			500	500
							11,279	11,279	2%
Prime AE Group, Inc.	Business Services
First Lien Debt (j)		(L + 6.25%) / (2.00%)	8.25%/0.00%	11/25/2019	11/25/2024	6,167	6,055	6,167
Preferred Equity (900,000 shares) (j)				11/25/2019			900	462
							6,955	6,629	2%
Pugh Lubricants, LLC (n)	Specialty Distribution
Common Equity (3,062 units) (h)(j)				11/10/2016			—	—	0%

Rhino Assembly Company, LLC	Specialty Distribution
Second Lien Debt (k)			12.00%/1.00%	8/11/2017	2/11/2023	13,804	13,791	13,804
Delayed Draw Commitment ($875 unfunded commitment) (i)(j)			12.00%/1.00%	8/11/2017	5/17/2022	—	—	—
Common Equity (Class A Units) (8,864 units) (h)(j)				8/11/2017			925	1,115
Preferred Equity (Units N/A) (h)(j)				12/10/2020			268	282
Common Equity (Class W Units) (710 units) (h)(j)				12/10/2020			—	—
							14,984	15,201	3%
Road Safety Services, Inc.	Business Services
Second Lien Debt			11.25%/2.00%	9/18/2018	9/18/2025	15,525	15,481	15,525
Common Equity (779 units)				9/18/2018			1,121	1,285
							16,602	16,810	4%
SES Investors, LLC (dba SES Foam)	Building Products Manufacturing
Common Equity (6,000 units) (h)(j)				9/8/2016			404	4,089	1%

SpendMend LLC	Business Services
Common Equity (1,000,000 units)				1/8/2018			994	6,257	1%

Suited Connector LLC	Information Technology Services
Second Lien Debt (j)			12.00%/0.00%	10/29/2021	6/1/2028	16,000	15,921	15,921
Common Equity (7,500 units) (h)(j)				12/1/2021			750	750
							16,671	16,671	3%
TransGo, LLC	Component Manufacturing
Common Equity (500 units) (j)				2/28/2017			428	1,878	1%

The Tranzonic Companies	Specialty Distribution
Preferred Equity (5,653 units) (j)				3/27/2018			565	802
Common Equity (1 units) (j)				3/27/2018			—	1,231
							565	2,033	1%
UBEO, LLC	Business Services
Common Equity (705,000 units) (h)(j)				4/3/2018			645	884	0%

United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)(j)				4/1/2012			1,008	—
Warrant (57,469 units) (j)(m)				3/5/2012			566	—
							1,574	—	0%
UPG Company, LLC	Component Manufacturing
First Lien Debt (j)(al)		(L + 8.25%) / (0.50%)	8.75%/0.00%	6/21/2021	6/21/2024	12,000	11,922	12,000	3%

Virginia Tile Company, LLC	Specialty Distribution
Common Equity (17 units) (j)				12/19/2014			342	933	0%

Western's Smokehouse, LLC	Consumer Products
First Lien Debt (j)(ab)		(L + 6.50%) / (1.25%)	7.75%/0.00%	2/28/2020	12/23/2024	9,625	9,532	9,625	2%

Winona Foods, Inc.	Specialty Distribution
First Lien Debt (j)(am)		(L + 12.00%) / (1.00%)	13.00%/0.00%	4/1/2021	4/1/2026	4,000	3,879	4,000
First Lien Debt		(L + 13.00%) / (1.00%)	14.00%/0.00%	4/1/2021	4/1/2026	7,000	6,955	7,000
							10,834	11,000	2%
Wonderware Holdings, LLC (dba CORE Business Technologies)	Information Technology Services
First Lien Debt ($2,000 unfunded commitment) (k)(z)		(L + 7.25%) / (1.00%)	8.25%/0.00%	2/10/2021	2/9/2026	6,500	6,460	6,500	1%

Worldwide Express Operations, LLC	Transportation services
Second Lien Debt (j)		(L + 7.00%) / (0.75%)	7.75%/0.00%	8/2/2021	7/26/2029	20,000	19,383	19,383
Common Equity (795,000) (j)				7/21/2021			795	795
Common Equity (752,380 units) (h)(j)				7/26/2021			225	225
							20,403	20,403	4%
Xeeva, Inc.	Information Technology Services
First Lien Debt (j)		(L + 10.50%) / (1.50%)	12.00%/0.00%	2/11/2021	2/11/2026	8,900	8,857	8,900	2%

Total Non-control/Non-affiliate Investments							$559,434	$579,689	119%

Total Investments							$621,786	$719,124	147%

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

(aq) This investment is classified as a Level 1 investment. For further detail on the fair value measurements, see Note 4 to the consolidated financial statements.

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

Deferred offering costs: Deferred offering costs include registration expenses related to the shelf registration statement filing pursuant to which the Company may offer, from time to time, in one or more offerings of its securities. These expenses primarily consist of U.S. Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These expenses are included in prepaid expenses and other assets on the consolidated statements of assets and liabilities. Upon the completion of an equity offering or a debt offering, the deferred expenses are charged to additional paid-in capital or deferred financing costs, respectively. If no offering is completed prior to the expiration of the registration statement, the deferred costs are charged to expense.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits included in the income tax provision, if any. There were no material uncertain income tax positions at September 30, 2022 and December 31, 2021. The Company’s tax returns are generally subject to examination by U.S. federal and most state tax authorities for a period of three years from the date the respective returns are filed, and, accordingly, the Company’s 2019 through 2021 tax years remain subject to examination.

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

Earnings and net asset value per share: The earnings per share calculations for the three and nine months ended September 30, 2022 and 2021, are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Stock Repurchase Program: The Company has an open market stock repurchase program (the “Stock Repurchase Program”) under which the Company may acquire up to $5,000 of its outstanding common stock. Under the Stock Repurchase Program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by the Company’s management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 31, 2022, the Board extended the Stock Repurchase Program through December 31, 2023, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require the Company to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. The Company did not make any repurchases of common stock during the three and nine months ended September 30, 2022 and 2021. Refer to Note 8 for additional information concerning stock repurchases.

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

As of September 30, 2022, the Company had active investments in 75 portfolio companies and residual investments in thirteen portfolio companies that have sold their underlying operations. The aggregate fair value of the total portfolio was $856,914 and the weighted average effective yield on the Company’s debt investments was 12.9% as of such date. As of September 30, 2022, the Company held equity investments in 77.3% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 3.7%.

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

The weighted average yield of the Company’s debt investments is not the same as a return on investment for its stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of all of the Company’s and its subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of September 30, 2022 and December 31, 2021, including accretion of OID and debt investment origination fees, but excluding investments on non-accrual status and investments recorded as a secured borrowing, if any.

Purchases of debt and equity investments for the nine months ended September 30, 2022 and 2021 totaled $267,950 and $245,544, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the nine months ended September 30, 2022 and 2021 totaled $128,255 and $319,036, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	September 30,		December 31,		September 30,		December 31,
	2022		2021		2022		2021
First Lien Debt(1)	$488,334	57.0%	$354,922	49.4%	$487,999	59.0%	$353,306	56.8%
Second Lien Debt	177,222	20.7	158,815	22.1	200,028	24.2	168,573	27.1
Subordinated Debt	81,759	9.5	36,064	5.0	80,477	9.7	35,995	5.8
Equity	106,951	12.5	166,119	23.1	55,563	6.7	60,589	9.8
Warrants	2,648	0.3	3,204	0.4	3,323	0.4	3,323	0.5
Total	$856,914	100.0%	$719,124	100.0%	$827,390	100.0%	$621,786	100.0%
(1)
Includes unitranche investments, which account for 43.1% and 44.4% of our portfolio on a fair value and cost basis as of September 30, 2022, respectively. Includes unitranche investments, which account for 40.2% and 46.3% of our portfolio on a fair value and cost basis as of December 31, 2021, respectively.

All investments made by the Company as of September 30, 2022 and December 31, 2021 were made in portfolio companies headquartered in the United States. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	September 30,		December 31,		September 30,		December 31,
	2022		2021		2022		2021
Midwest	$185,994	21.7%	$157,222	21.9%	$140,728	17.0%	$89,865	14.5%
Southeast	250,549	29.2	219,988	30.6	252,173	30.5	197,380	31.7
Northeast	123,890	14.5	126,569	17.6	128,203	15.5	127,809	20.6
West	154,927	18.1	105,918	14.7	160,958	19.4	100,098	16.1
Southwest	141,554	16.5	109,427	15.2	145,328	17.6	106,634	17.1
Total	$856,914	100.0%	$719,124	100.0%	$827,390	100.0%	$621,786	100.0%

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The following table shows portfolio composition by type and by geographic region at fair value as a percentage of net assets.

By Type			By Geographic Region
	September 30,	December 31,		September 30,	December 31,
	2022	2021		2022	2021
First Lien Debt	102.9%	72.8%	Midwest	39.2%	32.2%
Second Lien Debt	37.4	32.6	Southeast	52.8	45.1
Subordinated Debt	17.2	7.4	Northeast	26.1	26.0
Equity	22.5	34.0	West	32.7	21.7
Warrants	0.6	0.6	Southwest	29.8	22.4
Total	180.6%	147.4%	Total	180.6%	147.4%

As of September 30, 2022 and December 31, 2021, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio on a fair value or cost basis. As of September 30, 2022 and December 31, 2021, the Company's investment in Pfanstiehl, Inc. totaled $51,796 and $57,639 or 5.7% and 6.4% of total assets, respectively.

As of September 30, 2022, the Company had debt investments in three portfolio companies on non-accrual status. As of December 31, 2021, the Company had a debt investment in one portfolio company on non-accrual status.

	September 30, 2022		December 31, 2021
	Fair		Fair
Portfolio Company	Value	Cost	Value		Cost
EBL, LLC (EbLens)	$2,427	$9,333	$—	(1)	$—	(1)
US GreenFiber, LLC	—	5,223	—	(2)	5,223	(2)
K2 Merger Agreement Agent, LLC (fka K2 Industrial Services, Inc.)	2,169	2,368	—	(1)	—	(1)
Total	$4,596	$16,924	$—		$5,223

(1)	Portfolio company debt investment was not on non-accrual status as of December 31, 2021.
(2)	Portfolio company was on PIK-only non-accrual status at December 31, 2021, meaning the Company has ceased recognizing PIK interest income on the investment.

Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of control and affiliate investments as of December 31, 2021 and any additions and reductions made to such investments during the nine months ended September 30, 2022, the ending fair value as of September 30, 2022, and the total investment income earned on such investments during the period.

						Nine Months Ended September 30, 2022
Portfolio Company (1)	September 30, 2022 Principal Amount - Debt Investments	December 31, 2021 Fair Value	Gross Additions (2)	Gross Reductions (3)	September 30, 2022 Fair Value	Net Realized Gains (Losses) (4)	Net Change in Unrealized Appreciation (Depreciation)	Interest Income	Payment-in-kind Interest Income	Dividend Income	Fee Income
Control Investments
Hilco Plastics Holdings, LLC (dba Hilco Technologies)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Mesa Line Services, LLC	—	2,151	134	(2,285)	—	135	(2,151)	—	—	—	—
US GreenFiber, LLC	5,226	—	—	—	—	—	—	—	—	—	—
Total Control Investments	$5,226	$2,151	$134	$(2,285)	$—	$135	$(2,151)	$—	$—	$—	$—
Affiliate Investments
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	$9,602	$22,405	$12,802	$(13,587)	$21,620	$—	(785)	$728	$—	$—	$—
FAR Research Inc.	—	28	—	—	28	—	—	—	—	—	—
Medsurant Holdings, LLC	—	3,662	—	(1,120)	2,542	—	(1,120)	—	—	—	—
Mirage Trailers LLC	—	10,675	355	(11,030)	—	324	(1,694)	248	29	—	132
Pfanstiehl, Inc.	10,000	57,639	34,332	(40,175)	51,796	24,330	(15,625)	166	—	—	150
Pinnergy, Ltd. (5)	—	21,178	15,300	(36,478)	—	15,300	(18,178)	—	—	656	—
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	15,000	18,359	2,627	(5,058)	15,928	(114)	(4,934)	1,291	—	—	170
Steward Holding LLC (dba Steward Advanced Materials)	—	3,338	323	—	3,661	—	323	—	1	69	—
Total Affiliate Investments	$34,602	$137,284	$65,739	$(107,448)	$95,575	$39,840	$(42,013)	$2,433	$30	$725	$452

(1)	The investment type, industry, ownership detail for equity investments, and interest rate (if the investment is income producing) is disclosed in the consolidated schedule of investments.
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

(5)	Portfolio company was transferred to Non-control/Non-affiliate investments from Affiliate investments during the nine months ended September 30, 2022.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

An investment’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s investment portfolio is comprised entirely of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available, with the exception of money market funds and one portfolio company, which are valued using Level 1 inputs as of September 30, 2022. Therefore, the Company values all of its portfolio investments at fair value, as determined in good faith by the Board, using Level 3 inputs, except for money market funds and one portfolio company that was valued using Level 1 inputs as of September 30, 2022. The degree of judgment exercised by the Board in determining fair value is greatest for investments classified as Level 3 inputs. Due to the inherent uncertainty of determining the fair values of investments that do not have readily available market values, the Board’s estimate of fair values may differ significantly from the values that would have been used had a ready market for the securities existed, and those differences may be material. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the amounts ultimately realized on these investments to be materially different than the valuations currently assigned.

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

The following tables present fair value measurements of investments by major class according to the fair value hierarchy:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$488,334	$488,334
Second Lien Debt	—	—	177,222	177,222
Subordinated Debt	—	—	81,759	81,759
Equity	317	—	106,634	106,951
Warrants	—	—	2,648	2,648
Money Market Funds	30,184	—	-	30,184
Total	$30,501	$—	$856,597	$887,098

	December 31, 2021
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$354,922	$354,922
Second Lien Debt	—	—	158,815	158,815
Subordinated Debt	—	—	36,064	36,064
Equity	357	—	165,762	166,119
Warrants	—	—	3,204	3,204
Total	$357	$—	$718,767	$719,124

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the nine months ended September 30, 2022 and 2021.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2022 and 2021:

	First Lien	Second Lien	Subordinated
	Debt	Debt	Debt	Equity	Warrants	Total
Balance, December 31, 2020	$187,353	$332,154	$107,911	$112,836	$2,615	$742,869
Net realized gains (losses) on investments	—	—	—	13,673	—	13,673
Net change in unrealized appreciation (depreciation) on investments	(1,182)	(1,213)	(308)	34,066	656	32,019
Purchase of investments	172,506	43,850	18,500	10,688	—	245,544
Proceeds from sales and repayments of investments	(61,008)	(177,719)	(57,039)	(23,270)	—	(319,036)
Interest and dividend income paid-in-kind	109	3,142	81	105	—	3,437
Proceeds from loan origination fees	(1,765)	(104)	(80)	—	—	(1,949)
Accretion of loan origination fees	985	461	387	—	—	1,833
Accretion of original issue discount	—	734	—	—	—	734
Balance, September 30, 2021	$296,998	$201,305	$69,452	$148,098	$3,271	$719,124
Balance, December 31, 2021	$354,922	$158,815	$36,064	$165,762	$3,204	$718,767
Net realized gains (losses) on investments	—	—	—	65,220	—	65,220
Net change in unrealized appreciation (depreciation) on investments	(1,281)	(13,048)	1,213	(54,102)	(556)	(67,774)
Purchase of investments	166,279	49,498	44,469	7,704	—	267,950
Proceeds from sales and repayments of investments	(31,574)	(18,731)	—	(77,950)	—	(128,255)
Interest and dividend income paid-in-kind	481	573	273	—	—	1,327
Proceeds from loan origination fees	(1,454)	(115)	(300)	—	—	(1,869)
Accretion of loan origination fees	943	111	40	—	—	1,094
Accretion of original issue discount	18	119	—	—	—	137
Balance, September 30, 2022	$488,334	$177,222	$81,759	$106,634	$2,648	$856,597

Net change in unrealized appreciation/(depreciation) of $(36,403) and $(42,882) for the three and nine months ended September 30, 2022, was attributable to Level 3 investments held at September 30, 2022, respectively. Net change in unrealized appreciation/(depreciation) of $17,067 and $33,223 for the three and nine months ended September 30, 2021, respectively, was attributable to Level 3 investments held at September 30, 2021.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of September 30, 2022 and December 31, 2021. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at	Valuation	Unobservable	Range
	September 30, 2022	Techniques	Inputs	(weighted average)(1)
Debt investments:
First Lien Debt	$449,319	Discounted cash flow	Weighted average cost of capital	6.3% - 19.9% (13.7%)
	11,000	Enterprise value	Asset Coverage	1.1x - 1.1x (1.1x)
	15,000	Enterprise value	EBITDA multiples	8.8x - 8.8x (8.8x)
	13,015	Enterprise value	Revenue multiples	1.3x - 4.1x (2.5x)

Second Lien Debt	172,625	Discounted cash flow (2)	Weighted average cost of capital	10.2% - 22.0% (13.7%)
	2,428	Enterprise value	EBITDA multiples	5.0x - 5.0x (5.0x)
	2,169	Enterprise value	Asset Coverage	0.9x - 0.9x (0.9x)

Subordinated Debt	78,009	Discounted cash flow	Weighted average cost of capital	10.1% - 14.0% (11.1%)
	3,750	Enterprise value	EBITDA multiples	8.5x - 8.5x (8.5x)

Equity investments:
Equity	96,905	Enterprise value	EBITDA multiples	3.5x - 16.0x (7.2x)
	9,729	Enterprise value	Revenue multiples	3.0x - 7.8x (6.4x)

Warrants	2,525	Enterprise value	EBITDA multiples	5.0x - 6.0x (5.8x)
	123	Enterprise value	Revenue multiples	4.5x - 4.5x (4.5x)
(1) Unobservable inputs were weighted by the relative fair value of the instruments.
(2) Includes $18.0 million of debt investments which were valued using a trading discount to par.

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

The following tables summarize the carrying value and fair value of the Company’s debt obligations as of September 30, 2022 and December 31, 2021.

	September 30, 2022(5)		December 31, 2021(5)
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
SBA debentures (2)	$133,000	$133,000	$107,000	$107,000
Credit Facility borrowings (3)	—	—	—	—
January 2026 Notes (4)	125,000	125,218	125,000	125,258
November 2026 Notes (4)	125,000	125,147	125,000	125,171
Total	$383,000	$383,365	$357,000	$357,429
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
(5)
Totals exclude $16,995 and $17,637 of Secured Borrowings as of September 30, 2022 and December 31, 2021, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The following table summarizes the inputs used to value the Company’s debt obligations if measured at fair value as of September 30, 2022 and December 31, 2021.

	Fair Value
	September 30,	December 31,
Valuation Inputs	2022	2021
Level 1	$—	$—
Level 2	—	—
Level 3	383,365	357,429
Total	$383,365	$357,429

Note 5. Related Party Transactions

Investment Advisory Agreement: The Company has entered into an Investment Advisory Agreement with the Investment Advisor. On June 9, 2022, the Board approved the renewal of the Investment Advisory Agreement for the period beginning June 20, 2022 through June 20, 2023. Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Board, the Investment Advisor provides investment advisory services to the Company. For providing these services, the Investment Advisor receives a fee, consisting of two components — a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The Board of Directors accepted a voluntary, non-contractual, and unconditional waiver from the Investment Advisor to exclude any investments recorded as secured borrowings as defined under GAAP from the base management fee payable as of September 30, 2022. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement was $3,763 and $10,724 for the three and nine months ended September 30, 2022, respectively, and $3,270 and $9,661 for the three and nine months ended September 30, 2021, respectively. The base management fee waiver was $76 and $228 for the three and nine months ended September 30, 2022, respectively. The base management fee waiver was $69 and $98 for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022 and December 31, 2021, the base management fee payable (net of the base management fee waiver) was $3,687 and $3,135, respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee was $3,047 and $5,283 for the three and nine months ended September 30, 2022, respectively, and $2,425 and $7,644 for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022 and December 31, 2021, the income incentive fee payable was $3,047 and $2,622, respectively.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid in cash to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and losses since the Formation Transactions (realized capital gains and losses include realized gains and losses on investments, net of income tax provision from realized gains on investments, and realized losses on extinguishment of debt), and the aggregate unrealized capital depreciation on investments as of the date of the calculation. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains on investments, less cumulative aggregate realized capital losses on investments, less aggregate unrealized capital depreciation on investments, and less cumulative aggregate realized losses on extinguishment of debt. If this number is positive at the end of such year, then the capital gains incentive fee to be paid in cash for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of September 30, 2022 and December 31, 2021, the capital gains incentive fee payable in cash was $8,427 and $6,136, respectively (as cumulative aggregate realized capital gains and losses on investments plus aggregate unrealized capital depreciation on investments plus realized losses on extinguishment of debt was negative as of each period). The aggregate amount of capital gains incentive fees paid from the IPO through September 30, 2022 was $6,484.

In addition, the Company accrues, but does not pay in cash, a capital gains incentive fee in connection with any unrealized capital appreciation on investments, as applicable. If, on a cumulative basis, the sum of (i) net realized gains/(losses) on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of (i) net realized gains/(losses) on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt. The capital gains incentive fee accrued (reversed) during the three and nine months ended September 30, 2022 was $(258) and $(593), respectively, and $4,664 and $8,638 for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022 and December 31, 2021, the accrued capital gains incentive fee payable was $22,498 and $29,227, respectively.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Administration Agreement: The Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 9, 2022, the Board approved the renewal of the Administration Agreement for the period beginning June 20, 2022 through June 20, 2023. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides clerical, bookkeeping, and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies on the Company's behalf to those portfolio companies that have accepted the Company's offer to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies, including “dead deal” expenses. Under the Administration Agreement, administrative service expenses for the three and nine months ended September 30, 2022 were $480 and $1,412, respectively, and $438 and $1,281 for the three and nine months ended September 30, 2021. As of September 30, 2022 and December 31, 2021, the accrued administrative service expense payable was $550 and $634, respectively.

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

Note 6. Debt

Revolving Credit Facility: On June 16, 2014, FIC entered into a senior secured revolving credit agreement (the "Credit Agreement" and the senior secured revolving credit facility, the “Credit Facility”) with ING Capital LLC (“ING”), as the administrative agent, collateral agent, and lender. The Credit Facility is secured by certain portfolio investments held by the Company, but portfolio investments held by the Funds are not collateral for the Credit Facility. On April 24, 2019, the Company entered into an Amended & Restated Senior Secured Revolving Credit Agreement (the “Amended Credit Agreement”) among the Company, as borrower, the lenders party thereto, and ING, as administrative agent. On June 26, 2020, the Company entered into an amendment to the Amended Credit Agreement that, among other changes, modified certain financial covenants. On August 17, 2022, the Company entered into a second amendment on the Amended Credit Agreement ("Second Amendment"). The Second Amendment, among other things: (i) changed the underlying benchmark used to compute interest under the Amended Credit Agreement to SOFR from LIBOR; (ii) reduced the applicable margin from 3.00% to 2.675% on SOFR loans prior to satisfying certain step-down conditions, and from 2.675% to 2.50% after satisfying certain step-down conditions, with commensurate reductions in the applicable margins for base rate loans; (iii) provided for a loan commitment availability period ending on August 17, 2026; (iv) extended the maturity date to August 17, 2027 from April 24, 2023; and (v) amended certain financial covenants, including (a) amending the asset coverage ratio to no less than 1.50 to 1.00 from no less than 2.00 to 1.00 (on a regulatory basis); and (b) requiring the Company to maintain a senior asset coverage ratio of no less than 2.00 to 1.00.

The Company pays a commitment fee that varies depending on the size of the unused portion of the Credit Facility: 2.500% to 2.675% per annum on the unused portion of the Credit Facility at or below 35% of the commitments and 0.50% per annum on any remaining unused portion of the Credit Facility between the total commitments and the 35% minimum utilization. The Credit Facility is secured by a first priority security interest in all of our assets, excluding the assets of our SBIC subsidiaries.

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

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of September 30, 2022 and December 31, 2021, the Company was in compliance in all material respect with the terms of the Credit Facility.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs; such debentures have 10-year terms with the entire principal balance due at maturity and are guaranteed by the SBA. Interest on SBA debentures is payable semi-annually on March 1 and September 1. As of September 30, 2022 and December 31, 2021, approved and unused SBA debenture commitments were $57,000 and $63,000, respectively. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions under SBA regulations.

As of September 30, 2022 and December 31, 2021, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling	Maturity	Fixed	September 30,	December 31,
Date (1)	Date	Interest Rate	2022	2021
3/25/2015	3/1/2025	3.277%	$1,500	$22,500
3/23/2016	3/1/2026	3.267	1,500	1,500
3/23/2016	3/1/2026	3.249	2,500	2,500
9/21/2016	9/1/2026	2.793	500	500
9/20/2017	9/1/2027	3.260	1,000	1,000
9/20/2017	9/1/2027	3.190	33,000	33,000
3/21/2018	3/1/2028	3.534	—	9,000
9/25/2019	9/1/2029	2.377	7,500	7,500
3/25/2020	3/1/2030	2.172	6,000	6,000
9/22/2021	9/1/2031	1.398	11,500	11,500
3/23/2022	3/1/2032	3.209	43,500	12,000
9/21/2022	9/1/2032	4.533	17,500	—
(2)	(2)	(2)	7,000	—
Total outstanding SBA debentures			$133,000	$107,000

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)

The Company issued $4,000 and $3,000 in SBA debentures which will pool in March 2023. Until the pooling date, the debentures bear interest at a fixed rate interim interest rate of 4.855% and 4.757%, respectively. The Company expects the current interim interest rate will reset to a higher long-term fixed rate on the pooling date.

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

On October 8, 2021, the Company closed the offering of $125,000 in aggregate principal amount of its 3.50% notes due 2026, or the “November 2026 Notes” (collectively with the Public Notes and the January 2026 Notes, the “Notes”). The total net proceeds to the Company from the November 2026 Notes, based on a public offering price of 99.996% of par, after deducting underwriting discounts of $2,505 and estimated offering expenses of approximately $400, were approximately $122,095. The November 2026 Notes will mature on November 15, 2026 and bear interest at a rate of 3.50%. The November 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed more than three months prior to maturity and at par thereafter. Interest on the November 2026 Notes is payable on May 15 and November 15 of each year. The Company does not intend to list the November 2026 Notes on any securities exchange or automated dealer quotation system.

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

Secured Borrowing

As of September 30, 2022, the carrying value of secured borrowings totaled $16,995 and the fair value of the associated loans included in investments was $16,910. As of December 31, 2021, the carrying value of secured borrowings totaled $17,637 and the fair value of the associated loans included in investments was $17,522. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets that did not meet the definition of a “participating interest.” As a result, sale treatment was not permitted and these partial loan sales were treated as secured borrowings. The weighted average interest rate on our secured borrowings was approximately 6.4% and 4.4% as of September 30, 2022, and December 31, 2021, respectively.

As of September 30, 2022, and December 31, 2021, the aggregate amount outstanding of the senior securities (including secured borrowings) issued by the Company was $266,995 and $267,637, respectively, for which our asset coverage was 277.7% and 282.2%, respectively. The SBA-guaranteed debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC on June 30, 2014. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

Interest and Financing Expenses

Interest and fees related to the Company’s debt for the three and nine months ended September 30, 2022 and 2021 which are included in interest and financing expenses on the consolidated statements of operations, were as follows:

	Three Months Ended September 30, 2022					Three Months Ended September 30, 2021
	SBA	Credit	Secured			SBA	Credit	Secured
	debentures	Facility	Borrowings	Notes	Total	debentures	Facility	Borrowings	Notes	Total
Stated interest expense	$933	$356	$289	$2,578	$4,156	$931	$368	$222	$2,603	$4,124
Amortization of deferred financing costs	156	94	-	280	530	138	115	-	285	538
Total interest and financing expenses	$1,089	$450	$289	$2,858	$4,686	$1,069	$483	$222	$2,888	$4,662

	Nine Months Ended September 30, 2022					Nine Months Ended September 30, 2021
	SBA debentures	Credit Facility	Secured Borrowings	Notes	Total	SBA debentures	Credit Facility	Secured Borrowings	Notes	Total
Stated interest expense	$2,583	$1,106	$726	$7,734	$12,149	$3,102	$1,101	$222	$8,338	$12,763
Amortization of deferred financing costs	438	319	-	831	1,588	408	340	-	907	1,655
Total interest and financing expenses	$3,021	$1,425	$726	$8,565	$13,737	$3,510	$1,441	$222	$9,245	$14,418
Weighted average stated interest rate, period end	3.214%	N/A	6.446%	4.125%	3.921%	2.899%	3.125%	4.392%	5.055%	4.239%
Unused commitment fee rate, period end	N/A	1.200%	N/A	N/A	1.200%	N/A	0.500%	N/A	N/A	0.500%

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Realized Losses on Extinguishment of Debt

During the nine months ended September 30, 2022 and 2021, the Company prepaid $30,000 and $63,500 of SBA debentures, respectively, which were scheduled to mature on dates ranging from 2025 to 2028 and 2025 to 2028, respectively. During the nine months ended September 30, 2021, the Company redeemed $50,000 and $50,000 of the issued and outstanding 2023 Notes and 2024 Notes, respectively. As a result of the prepayments, the Company recognized realized losses on extinguishment of debt of $251 and $2,640, respectively, equal to the write-off of the related unamortized deferred financing costs, during the nine months ended September 30, 2022 and 2021.

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations, using the effective interest method, over the term of the respective financing instrument. Deferred financing costs related to the SBA debentures, the Credit Facility, and the Notes as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022				December 31, 2021
	SBA	Credit			SBA	Credit
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
SBA debenture commitment fees	$3,000	$—	$—	$3,000	$2,500	$—	$—	$2,500
SBA debenture leverage fees	5,902	—	—	5,902	4,538	—	—	4,538
Credit Facility upfront fees	—	4,417	—	4,417	—	3,238	—	3,238
Notes underwriting discounts	—	—	5,005	5,005	—	—	5,005	5,005
Notes debt issue costs	—	—	685	685	—	—	685	685
Total deferred financing costs	8,902	4,417	5,690	19,009	7,038	3,238	5,690	15,966
Less: accumulated amortization	(4,705)	(2,962)	(1,537)	(9,204)	(4,016)	(2,643)	(706)	(7,365)
Unamortized deferred financing costs	$4,197	$1,455	$4,153	$9,805	$3,022	$595	$4,984	$8,601

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures, the Credit Facility and the Notes liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of September 30, 2022 and December 31, 2021:

	September 30, 2022(1)				December 31, 2021(1)
	SBA	Credit			SBA	Credit
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
Outstanding debt	$133,000	$—	$250,000	$383,000	$107,000	$—	$250,000	$357,000
Less: unamortized deferred financing costs	(4,197)	(1,455)	(4,153)	(9,805)	(3,022)	(595)	(4,984)	(8,601)
Debt, net of deferred financing costs	$128,803	$(1,455)	$245,847	$373,195	$103,978	$(595)	$245,016	$348,399
(1)
Total excludes $16,995 and $17,637 of Secured Borrowings as of September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022, the Company’s debt liabilities are scheduled to mature as follows (1):

	SBA	Credit	Secured
Year	debentures	Facility (2)	Borrowings	Notes	Total
2022	$—	$—	$—	$—	$—
2023	—	—	—	—	—
2024	—	—	—	—	—
2025	1,500	—	—	—	1,500
2026	4,500	—	16,995	250,000	271,495
Thereafter	127,000	—	—	—	127,000
Total	$133,000	$—	$16,995	$250,000	$399,995

(1)

The table above presents scheduled maturities of the Company’s outstanding debt liabilities as of a point in time pursuant to the terms of those instruments. The timing of actual repayments of outstanding debt liabilities may not ultimately correspond with the scheduled maturity dates depending on the terms of the underlying instruments and the potential for earlier prepayments.

(2)	The Credit Facility matures on August 17, 2027.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to portfolio companies to fund various undrawn revolving loans, other debt investments and capital commitments totaling $13,328 and $8,170 as of September 30, 2022 and December 31, 2021, respectively. Such outstanding commitments are summarized in the following table:

	September 30, 2022		December 31, 2021
	Total	Unfunded	Total		Unfunded
Portfolio Company - Investment	Commitment	Commitment	Commitment		Commitment
Acendre Midco, Inc. - Revolving Loan	$1,000	$1,000	$1,000		$1,000
Combined Systems, Inc. - Revolving Loan	4,000	605	4,000		605
Elements Brands, LLC - Revolving Loan	3,000	1,500	3,000		838
Choice Technology Solutions, LLC (dba Choice Merchant Solutions, LLC) - Revolving Loan	1,000	1,000	—		—
Rhino Assembly Company, LLC - Delayed Draw Commitment	—	—	875		875
Safety Products Group, LLC - Common Equity (Units)	—	—	2,852	(1)	2,852	(1)
Tedia Company, LLC - Revolving Loan	4,000	2,400	—		—
Tedia Company, LLC - Delayed Draw Term Loan	3,000	3,000	—		—
Western's Smokehouse, LLC - Delayed Draw Term Loan	3,500	2,823	—		—
Wonderware Holdings, LLC (dba CORE Business Technologies) - Delayed Draw Term Loan	—	—	2,000		2,000
Zonkd, LLC - Delayed Draw Term Loan	1,000	1,000	—		—
Total	$20,500	$13,328	$13,727		$8,170

(1)
Portfolio company was no longer held at period end. The commitment represents the Company's maximum potential liability related to certain guaranteed obligations stemming from the prior sale of the portfolio company's underlying operations.

Additional detail for each of the commitments above is provided in the Company’s consolidated schedules of investments.

The commitments are generally subject to the borrowers meeting certain criteria such as compliance with financial and non-financial covenants, which may limit such borrower's ability to draw on a revolving loan or delayed draw loan. Since commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

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

No shares have been issued for the three and nine months ended September 30, 2022 and 2021.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Common Stock ATM Program

On August 21, 2014, the Company entered into an equity distribution agreement with Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated through which the Company could sell, by means of at-the-market offerings from time to time, shares of the Company’s common stock having an aggregate offering price of up to $50,000 (the “ATM Program”). There were no issuances of common stock under the ATM program during the last two fiscal years and for the nine months ended September 30, 2022.

Stock Repurchase Program

As described in Note 2, the Company has a Stock Repurchase Program under which the Company may acquire up to $5,000 of its outstanding common stock. The Company did not make any repurchases of common stock during the three and nine months ended September 30, 2022 and 2021.

Refer to Note 9 for additional information regarding the issuance of shares under the DRIP.

The Company had 24,437,400 shares of common stock outstanding as of September 30, 2022 and December 31, 2021.

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the last two fiscal years and for the nine months ended September 30, 2022.

						DRIP				DRIP
Date	Record	Payment	Amount	Total	Cash	Shares		DRIP		Share
Declared	Date	Date	Per Share	Distribution	Distribution	Value		Shares		Issue Price
Year Ended December 31, 2020:
2/14/2020	3/13/2020	3/27/2020	$0.39	$9,537	$9,537	$—	(3)	—	(3)	—
4/29/2020	6/12/2020	6/26/2020	0.30	7,331	7,331	—	(3)	—	(3)	—
8/03/2020	9/11/2020	9/25/2020	0.30	7,331	7,331	—	(3)	—	(3)	—
10/26/2020	12/4/2020	12/18/2020	0.30	7,331	7,331	—	(3)	—	(3)	—
10/26/2020 (2)	12/4/2020	12/18/2020	0.04	978	978	—	(3)	—	(3)	—
			$1.33	$32,508	$32,508	$—		—
Year Ended December 31, 2021:
2/09/2021	3/12/2021	3/26/2021	$0.31	$7,575	$7,575	$—	(3)	—	(3)	—
2/09/2021 (2)	3/12/2021	3/26/2021	0.07	1,711	1,711	—	(3)	—	(3)	—
5/03/2021	6/14/2021	6/28/2021	0.31	7,576	7,576	—	(3)	—	(3)	—
5/03/2021 (2)	6/14/2021	6/28/2021	0.08	1,955	1,955	—	(3)	—	(3)	—
8/02/2021	9/14/2021	9/28/2021	0.32	7,820	7,820	—	(3)	—	(3)	—
8/02/2021 (2)	9/14/2021	9/28/2021	0.06	1,466	1,466	—	(3)	—	(3)	—
8/02/2021 (1)	9/14/2021	9/28/2021	0.04	977	977	—	(3)	—	(3)	—
11/01/2021	12/3/2021	12/17/2021	0.32	7,820	7,820	—	(3)	—	(3)	—
11/01/2021 (2)	12/3/2021	12/17/2021	0.04	978	978	—	(3)	—	(3)	—
11/01/2021 (1)	12/3/2021	12/17/2021	0.05	1,222	1,222	—	(3)	—	(3)	—
			$1.60	$39,100	$39,100	$—		—
Nine months ended September 30, 2022:
2/15/2022	3/11/2022	3/25/2022	$0.36	$8,797	$8,797	$—	(3)	—	(3)	—
2/15/2022 (2)	3/11/2022	3/25/2022	0.17	4,154	4,154	—	(3)	—	(3)	—
5/02/2022	6/10/2022	6/24/2022	0.36	8,797	8,797	—	(3)	—	(3)	—
5/02/2022 (2)	6/10/2022	6/24/2022	0.07	1,712	1,712	—	(3)	—	(3)	—
8/01/2022	9/9/2022	9/23/2022	0.36	8,797	8,797	—	(3)	—	(3)	—
8/01/2022 (2)	9/9/2022	9/23/2022	0.07	1,711	1,711	—	(3)	—	(3)	—
8/01/2022	12/2/2022	12/16/2022	0.36	—	—	—	(3)	—	(3)	—
8/01/2022 (2)	12/2/2022	12/16/2022	0.07	—	—	—	(3)	—	(3)	—
			$1.82	$33,968	$33,968	$—		—

(1)	Special dividend
(2)	Supplemental dividend
(3)

During the nine months ended September 30, 2022 and the years ended December 31, 2021 and 2020, the Company directed the DRIP plan administrator to repurchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock in lieu of issuing new shares. Accordingly, the Company purchased and reissued shares to satisfy the DRIP obligation as follows:

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Fiscal Year Ended December 31, 2020:	and Reissued	Per Share	Amount Paid
January 1, 2020 through March 31, 2020	31,586	$7.58	$239
April 1, 2020 through June 30, 2020	21,904	9.04	198
July 1, 2020 through September 30, 2020	28,871	10.18	294
October 1, 2020 through December 31, 2020	20,222	12.91	261
Total	102,583	$9.67	$992

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Year Ended December 31, 2021:	and Reissued	Per Share	Amount Paid
January 1, 2021 through March 31, 2021	15,562	$15.62	$243
April 1, 2021 through June 30, 2021	17,042	17.20	293
July 1, 2021 through September 30, 2021	18,201	17.82	324
October 1, 2021 through December 31, 2021	18,283	17.42	318
Total	69,088	$17.05	$1,178

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Nine months ended September 30, 2022:	and Reissued	Per Share	Amount Paid
January 1, 2022 through March 31, 2022	20,380	$20.51	$418
April 1, 2022 through June 30, 2022	20,233	17.89	362
July 1, 2022 through September 30, 2022	21,114	17.08	360
Total	61,727	$18.47	$1,140

Note 10. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Per share data:
Net asset value at beginning of period	$19.96	$16.81
Net investment income (1)	1.39	0.93
Net realized gain (loss) on investments, net of tax (provision) (1)	2.67	0.57
Net unrealized appreciation (depreciation) on investments (1)	(2.78)	1.31
Realized losses on extinguishment of debt (1)	(0.01)	(0.11)
Total increase from investment operations (1)	1.27	2.70
Accretive (dilutive) effect of share issuances and repurchases	-	-
Dividends declared to stockholders	(1.82)	(1.19)
Distributions from capital gains	-	-
Taxes paid on deemed distributions	-	-
Other (11)	-	(0.01)
Net asset value at end of period	$19.41	$18.31
Market value at end of period	$17.18	$17.44
Shares outstanding at end of period	24,437,400	24,437,400
Weighted average shares outstanding during the period	24,437,400	24,437,400
Net assets at end of period	$474,387	$447,545
Average net assets (6)	$483,157	$425,171
Ratios to average net assets:
Total expenses (2)(4)(10)	9.0%	13.7%
Net investment income (5)	9.4%	7.1%
Total return based on market value (3)	3.2%	46.1%
Total return based on net asset value (8)	6.4%	16.0%
Portfolio turnover ratio (9)	21.3%	44.9%
Supplemental Data:
Average debt outstanding (7)	$391,585	$382,587
Average debt per share (1)	$16.02	$15.66

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

(1)	Weighted average per share data.
(2)	Annualized with the exception of income tax (provision) benefit from realized gains on investments.
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

(9)	Annualized.
(10)	The following are schedules of supplemental expense ratios to average net assets:

	Nine Months Ended September 30,
Ratio to average net assets:	2022	2021
Expenses other than incentive fee (2)	7.7%	8.6%
Incentive fee (9)	1.3%	5.1%
Total expenses (2)(4)	9.0%	13.7%

	Nine Months Ended September 30,
Ratio to average net assets:	2022	2021
Total expenses, before base management fee waiver (2)	9.1%	13.7%
Base management fee waiver (9)	(0.1%)	0.0%
Total expenses (2)(4)	9.0%	13.7%

(11)

Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date, or other rounding.

Note 11. Subsequent Events

On October 3, 2022, the Company invested $1,000 in common equity of EBL, LLC, which was acquired under a new holding company, FOM Eblens Holdings, LLC (dba Eblens), and became a controlled affiliate investment. In conjunction with the transaction, the Company amended the terms of its second lien debt investment and committed up to $375 in incremental common equity.

On October 7, 2022, the Company exited its debt investment in UPG Company, LLC. The Company received payment in full of $16,986 on its first lien debt, which included a prepayment fee.

On October 17, 2022, the Company exited its debt and equity investment in OMC Investors, LLC (dba Ohio Medical Corporation). The Company received payment in full of $5,150 on its second lien debt, which included a prepayment fee. The Company received a distribution on its equity investment for a realized gain of approximately $656.

On October 31, 2022, the Board declared an incremental supplemental dividend of $0.08 per share and a special dividend of $0.10 per share for the fourth quarter, which are payable on December 16, 2022, to stockholders of record as of December 2, 2022.

On October 31, 2022, the Company invested $6,000 in second lien debt of Education Incites, LLC (dba Acceleration Academies), a leading provider of alternative education academies focused on high school dropout recovery throughout the United States.

On November 1, 2022, the Company issued an additional $5,000 and $3,000 in SBA debentures, which will bear interest at fixed interim interest rates of 5.221% and 5.123%, respectively, until the pooling date in March 2023.

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
•
our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of the ongoing COVID-19 pandemic;
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

COVID-19 Update

On March 11, 2020, the World Health Organization declared the novel coronavirus, or COVID-19, as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. We have been closely monitoring, and will continue to monitor, the impact of the COVID-19 pandemic, including the Delta and Omicron variants and any new variants, and its impact on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence and underwriting processes, and financial markets. Given the fluidity of the pandemic, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments. We believe our portfolio companies have taken, and continue to take, immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related orders imposed by state and local governments and private businesses, including developing liquidity plans supported by internal cash reserves, and shareholder support. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns and cancellations of events, restrictions on travel, significant reduction in demand for certain goods and services, reductions in business activity and financial transactions, supply chain disruptions, labor difficulties and shortages, commodity inflation and elements of economic and financial market instability in the United States and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

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

Portfolio Composition, Investment Activity and Yield

During the nine months ended September 30, 2022 and 2021, we invested $268.0 million and $245.5 million, respectively, in debt and equity investments including fifteen and twelve new portfolio companies, respectively. During the nine months ended September 30, 2022 and 2021, we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $128.3 million and $319.0 million, respectively, including exits of five and six portfolio companies, respectively. The following table summarizes investment purchases and sales and repayments of investments by type for the nine months ended September 30, 2022 and 2021 (dollars in millions).

	Purchases of Investments				Sales and Repayments of Investments
	Nine Months Ended September 30,
	2022		2021		2022		2021
First Lien Debt(1)	$166.3	62.1%	$172.5	70.3%	$31.5	24.5%	$61.0	19.1%
Second Lien Debt	49.5	18.4	43.9	17.8	18.8	14.7	177.8	55.8
Subordinated Debt	44.5	16.6	18.4	7.5	—	—	56.8	17.8
Equity	7.7	2.9	10.7	4.4	78.0	60.8	23.4	7.3
Warrants	—	—	—	—	—	—	—	—
Total	$268.0	100.0%	$245.5	100.0%	$128.3	100.0%	$319.0	100.0%

(1) For the nine months ended September 30, 2022 and 2021, includes unitranche securities, which account for 39.8% and 66.4% of purchases, respectively. For the nine months ended September 30, 2022 and 2021, includes unitranche securities, which account for 21.6% and 12.7% of repayments, respectively.

As of September 30, 2022, the fair value of our investment portfolio totaled $856.9 million and consisted of 75 active portfolio companies and thirteen portfolio companies that have sold their underlying operations. As of September 30, 2022, 43 portfolio companies’ debt investments bore interest at a variable rate, which represented $538.1 million, or 72.0%, of our debt investment portfolio on a fair value basis, and the remainder of our debt investment portfolio was comprised of fixed rate investments. Overall, the portfolio had net unrealized appreciation of $29.5 million as of September 30, 2022. As of September 30, 2022, our average active portfolio company investment at amortized cost was $11.0 million, which excludes investments in the thirteen portfolio companies that have sold their underlying operations.

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

The weighted average yield on debt investments as of September 30, 2022 and December 31, 2021 was 12.9% and 12.3%, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost including the accretion of OID and debt investment origination fees, but excluding investments on non-accrual status, if any.

The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments (dollars in millions):

	Fair Value				Cost
	September 30,		December 31,		September 30,		December 31,
	2022		2021		2022		2021
First Lien Debt(1)	$488.3	57.0%	$354.9	49.4%	$488.0	59.0%	$353.3	56.8%
Second Lien Debt	177.2	20.7	158.8	22.1	200.0	24.2	168.6	27.1
Subordinated Debt	81.8	9.5	36.1	5.0	80.5	9.7	36.0	5.8
Equity	107.0	12.5	166.1	23.1	55.6	6.7	60.6	9.8
Warrants	2.6	0.3	3.2	0.4	3.3	0.4	3.3	0.5
Total	$856.9	100.0%	$719.1	100.0%	$827.4	100.0%	$621.8	100.0%

(1) Includes unitranche investments, which account for 43.1% and 44.4% of our portfolio on a fair value and cost basis as of September 30, 2022, respectively. Includes unitranche investments, which account for 40.2% and 46.3% of our portfolio on a fair value and cost basis as of December 31, 2021, respectively.
All investments made by us as of September 30, 2022 and December 31, 2021 were made in portfolio companies headquartered in the United States. The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	September 30,		December 31,		September 30,		December 31,
	2022		2021		2022		2021
Midwest	$186.0	21.7%	$157.2	21.9%	$140.7	17.0%	$89.9	14.5%
Southeast	250.5	29.2	220.0	30.6	252.2	30.5	197.4	31.7
Northeast	123.9	14.5	126.6	17.6	128.2	15.5	127.8	20.6
West	154.9	18.1	105.9	14.7	161.0	19.4	100.1	16.1
Southwest	141.6	16.5	109.4	15.2	145.3	17.6	106.6	17.1
Total	$856.9	100.0%	$719.1	100.0%	$827.4	100.0%	$621.8	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value				Cost
	September 30,		December 31,		September 30,	December 31,
Name	2022		2021		2022	2021
Information Technology Services	34.4%		27.0%		36.4%	30.6%
Business Services	11.3		13.3		11.5	14.3
Healthcare Products	11.3		11.2		6.4	3.6
Component Manufacturing	8.6		4.1		8.8	4.0
Specialty Distribution	6.1		8.0		5.6	8.2
Aerospace & Defense Manufacturing	5.4		7.9		5.6	8.4
Transportation Services	3.3		2.9		3.4	3.3
Promotional Products	3.0		3.1		3.1	4.1
Retail	2.7		1.6		3.7	1.8
Building Products Manufacturing	2.6		3.7		3.5	4.8
Healthcare Services	2.6		3.6		2.5	4.2
Environmental Industries	2.5		3.0		2.6	3.5
Consumer Products	1.9		2.6		2.0	3.0
Oil & Gas Services	1.7		2.9		1.8	0.5
Utilities: Services	1.4		1.9		1.4	1.8
Industrial Cleaning & Coatings	1.2		1.5		1.6	2.1
Restaurants	0.0	(1)	0.0	(1)	0.1	0.1
Specialty Chemicals	0.0	(1)	—		—	0.0	(1)
Utility Equipment Manufacturing	—		1.5		—	1.4
Vending Equipment Manufacturing	0.0	(1)	0.2		—	0.3
Total	100.0%		100.0%		100.0%	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of September 30, 2022 and December 31, 2021 (dollars in millions):

	Fair Value				Cost
	September 30,		December 31,		September 30,		December 31,
Investment Rating	2022		2021		2022		2021
1	$95.1	11.1%	$119.8	16.7%	$38.9	4.7%	$19.1	3.1%
2	674.9	78.7	566.7	78.8	664.9	80.4	556.1	89.4
3	74.8	8.7	31.7	4.4	91.0	11.0	40.4	6.5
4	7.4	0.9	0.9	0.1	10.7	1.3	3.0	0.5
5	4.7	0.6	—	—	21.9	2.6	3.2	0.5
Total	$856.9	100.0%	$719.1	100.0%	$827.4	100.0%	$621.8	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of September 30, 2022 and December 31, 2021 was 2.0 and 1.9, respectively, on a fair value basis and 2.2 and 2.1, respectively, on a cost basis.

Non-Accrual

As of September 30, 2022, we had debt investments in three portfolio companies on non-accrual status. As of December 31, 2021, we had a debt investment in one portfolio company on non-accrual status (dollars in millions).

	September 30, 2022		December 31, 2021
	Fair		Fair
Portfolio Company	Value	Cost	Value		Cost
EBL, LLC (EbLens)	$2.4	$9.3	$—	(1)	$—	(1)
US GreenFiber, LLC	—	5.2	—	(2)	5.2	(2)
K2 Merger Agreement Agent, LLC (fka K2 Industrial Services, Inc.)	2.2	2.4	—	(1)	—	(1)
Total	$4.6	$16.9	$—		$5.2

(1) Portfolio company debt investment was not on non-accrual status at December 31, 2021.

(2) Portfolio company was on PIK-only non-accrual status at December 31, 2021, meaning we ceased recognizing PIK interest income on the investment.

Discussion and Analysis of Results of Operations

Comparison of three and nine months ended September 30, 2022 and 2021

Investment Income

Below is a summary of the changes in total investment income for the three months ended September 30, 2022 as compared to the same period in 2021 (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Three Months Ended September 30,
	2022	2021	$ Change	% Change (1)(2)
Interest income	$21.5	$17.9	$3.6	20.4%
Payment-in-kind interest income	0.4	1.2	(0.8)	(67.2%)
Dividend income	0.7	0.5	0.2	41.1%
Fee income	2.4	1.6	0.8	46.6%
Interest on idle funds and other income	—	—	—	NM
Total investment income	$25.0	$21.2	$3.8	17.7%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended September 30, 2022, total investment income was $25.0 million, an increase of $3.8 million or 17.7%, from the $21.2 million of total investment income for the three months ended September 30, 2021. As reflected in the table above, the increase is primarily attributable to the following:

•
$2.8 million increase in total interest income (which includes PIK interest income) resulting from an increase in average debt investment balances and an increase in weighted average yield on debt investment balances outstanding, during 2022 as compared to 2021.
•
$0.2 million increase in dividend income due to an increase in distributions received from equity investments.
•
$0.8 million increase in fee income resulting from an increase in origination and amendment fees, partially offset by a decrease in prepayment fees, during 2022 as compared to 2021.

Below is a summary of the changes in total investment income for the nine months ended September 30, 2022 as compared to the same period in 2021 (dollars in millions):

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change (1)(2)
Interest income	$58.0	$54.8	$3.2	5.8%
Payment-in-kind interest income	1.3	3.3	(2.0)	(60.2%)
Dividend income	1.4	1.4	—	NM
Fee income	6.0	6.8	(0.8)	(13.0%)
Interest on idle funds and other income	—	—	—	NM
Total investment income	$66.7	$66.3	$0.4	0.5%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the nine months ended September 30, 2022, total investment income was $66.7 million, an increase of $0.4 million or 0.5%, from the $66.3 million of total investment income for the nine months ended September 30, 2021. As reflected in the table above, the increase is primarily attributable to the following:

•
$1.2 million increase in total interest income (which includes a $2.0 million decrease in PIK income) resulting from an increase in average debt investment balances outstanding and an increase in weighted average yield on debt investment balances outstanding, partially offset by repayments of PIK debt investments and an increase in PIK investments on non-accrual, during 2022 as compared to 2021.
•
$0.8 million decrease in fee income resulting from a decrease in prepayment and amendment fees, partially offset by an increase in origination fees during 2022 as compared to 2021.

Expenses

Below is a summary of the changes in total expenses, including income tax provision, for the three months ended September 30, 2022 as compared to the same period in 2021 (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Three Months Ended September 30,
	2022	2021	$ Change	% Change (1)(2)
Interest and financing expenses	$4.7	$4.7	$—	NM
Base management fee	3.8	3.3	0.5	15.1%
Incentive fee - income	3.0	2.4	0.6	25.6%
Incentive fee (reversal) - capital gains	(0.3)	4.7	(5.0)	(105.5%)
Administrative service expenses	0.5	0.4	0.1	9.6%
Professional fees	0.3	0.5	(0.2)	(33.1%)
Other general and administrative expenses	0.4	0.2	0.2	41.6%
Total expenses, before base management and income incentive fee waivers	12.4	16.2	(3.8)	(23.6%)
Base management and income incentive fee waivers	(0.1)	(0.1)	—	NM
Total expenses, before income tax provision	12.3	16.1	(3.8)	(23.8%)
Income tax provision (benefit)	—	—	—	NM
Total expenses, including income tax provision	$12.3	$16.1	$(3.8)	(23.8%)

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended September 30, 2022, total expenses, including income tax provision, were $12.3 million, a decrease of $3.8 million or (23.8%), from the $16.1 million of total expenses for the three months ended September 30, 2021. As reflected in the table above, changes across periods were primarily attributable to the following:

•
$0.5 million net increase in base management fee, including the base management fee waiver, due to higher average total assets during 2022 as compared to 2021.
•
$0.6 million net increase in the income incentive fee due to an increase in pre-incentive fee net investment income during 2022 as compared to 2021.
•
$5.0 million decrease in the accrued capital gains incentive fee due to a $24.6 million decrease in net gain on investments (net realized gains (losses), plus net change in unrealized appreciation (depreciation) on investments) plus realized losses on extinguishment of debt, during 2022 as compared to the same period in 2021.

•
$0.2 million decrease in professional fees due to decreased legal, audit and tax compliance costs during 2022 as compared to 2021.

Below is a summary of the changes in total expenses, including income tax provision, for the nine months ended September 30, 2022 as compared to the same period in 2021 (dollars in millions):

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change (1)(2)
Interest and financing expenses	$13.7	$14.4	$(0.7)	(4.7%)
Base management fee	10.7	9.7	1.0	11.0%
Incentive fee - income	5.3	7.6	(2.3)	(30.9%)
Incentive fee - capital gains	(0.6)	8.6	(9.2)	(106.9%)
Administrative service expenses	1.4	1.3	0.1	10.2%
Professional fees	1.5	1.5	—	NM
Other general and administrative expenses	0.8	0.6	0.2	16.9%
Total expenses, before base management and income incentive fee waivers	32.8	43.7	(10.9)	(24.9%)
Base management and income incentive fee waivers	(0.2)	(0.1)	(0.1)	132.7%
Total expenses, before income tax provision	32.6	43.6	(11.0)	(25.3%)
Income tax provision (benefit)	—	0.1	(0.1)	(106.3%)
Total expenses, including income tax provision	$32.6	$43.7	$(11.1)	(25.4%)

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the nine months ended September 30, 2022, total expenses, including income tax provision, were $32.6 million, a decrease of $11.1 million or (25.4%), from the $43.7 million of total expenses for the nine months ended September 30, 2021. As reflected in the table above, changes across periods were primarily attributable to the following:

•
$0.7 million decrease in interest and financing expenses due to a decrease in weighted average interest rate, partially offset by an increase in average borrowings outstanding during 2022 as compared to 2021.
•
$0.9 million net increase in base management fee, including the base management fee waiver, due to higher average total assets during 2022 as compared to 2021.
•
$2.3 million net decrease in the income incentive fee due to a decrease in pre-incentive fee net investment income during 2022 as compared to the same period in 2021.
•
$9.2 million decrease in the accrued capital gains incentive fee due to a $46.2 million decrease in net gain on investments (net realized gains (losses), plus net change in unrealized appreciation (depreciation) on investments), plus realized losses on extinguishment of debt during 2022 as compared to the same period in 2021.

Net Investment Income

Net investment income increased by $7.6 million, or 148.5%, to $12.7 million during the three months ended September 30, 2022 as compared to the same period in 2021, as a result of the $3.8 million decrease in total expenses, including base management fee waivers and income tax provision, and the $3.8 increase in total investment income.

Net investment income increased by $11.5 million, or 50.3%, to $34.1 million during the nine months ended September 30, 2022 as compared to the same period in 2021, as a result of the $11.1 million decrease in total expenses, including base management waivers and income tax provision, and the $0.4 increase in total investment income.

Net Gain (Loss) on Investments

For the three and nine months ended September 30, 2022, the total net realized gain/(loss) on investments, before income tax (provision)/benefit, was $40.0 million and $65.2 million, respectively. Income tax (provision) benefit from realized gains on investments was zero and $(0.1) million for the three and nine months ended September 30, 2022, respectively. We realize a gain/(loss) on our equity investments primarily when we either sell our equity investment or the underlying portfolio company is sold. Significant realized gains (losses) for the three and nine months ended September 30, 2022 are summarized below (dollars in millions):

		Period Ended September 30, 2022
		Three	Nine
Portfolio Company	Realization Event (1)	Months	Months
Frontline Food Services, LLC (f/k/a Accent Food Services, LLC)	Escrow distribution	$—	$0.2
Revenue Management Solutions, LLC	Exit of portfolio company	—	0.1
SpendMend LLC	Escrow distribution	—	6.3
FDS Avionics Corp.	Escrow liability release	0.6	0.2
Mesa Line Services, LLC	Sale of portfolio company	(0.2)	0.1
Mirage Trailers LLC	Escrow distribution	—	0.3
TransGo, LLC	Sale of portfolio company	—	1.9
AVC Investors, LLC (dba Auveco)	Sale of portfolio company	—	0.8
CRS Solutions Holdings, LLC (dba CRS Texas)	Sale of portfolio company	—	0.4
Pinnergy, Ltd.	Sale of portfolio company	—	15.3
Palisade Company, LLC	Exit of portfolio company	1.9	1.9
The Tranzonic Companies	Sale of portfolio company	1.4	1.4
Bandon Fitness (Texas), Inc.	Exit of portfolio company	3.2	3.2
SES Investors, LLC (dba SES Foam)	Sale of portfolio company	8.8	8.8
Pfanstiehl, Inc.	Partial sale of equity investment	24.3	24.3
Pool & Electrical Products, LLC	Escrow distribution	0.1	0.1
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	Escrow distribution	$(0.1)	$(0.1)
Net realized gain (loss) on investments		40.0	65.2
Income tax (provision) benefit from realized gains on investments		—	(0.1)
Net realized gain (loss), net of income tax provision, on investments		$40.0	$65.1

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

For the three and nine months ended September 30, 2021, the total net realized gain/(loss) on investments, before income tax (provision)/benefit, was $8.3 million and $13.7 million, respectively. Income tax (provision) benefit from realized gains/(losses) on investments was $0.1 million and $0.1 million for the three and nine months ended September 30, 2021, respectively. We realize a gain/(loss) on our equity investments primarily when we either sell our equity investment or the underlying portfolio company is sold. Significant realized gains (losses) for the three and nine months ended September 30, 2021 are summarized below (dollars in millions):

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

During the nine months ended September 30, 2022 and 2021, we recorded a net change in unrealized appreciation (depreciation) on investments attributable to the following (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Unrealized Appreciation (Depreciation)	2022	2021	2022	2021
Exit, sale or restructuring of investments	$(37.3)	$(2.6)	$(61.2)	$(5.9)
Fair value adjustments to debt investments	(9.5)	3.8	(12.9)	(0.6)
Fair value adjustments to equity investments	5.5	14.1	6.3	38.5
Net change in unrealized appreciation (depreciation)	$(41.3)	$15.3	$(67.8)	$32.0

Net Increase in Net Assets Resulting From Operations

Net increase (decrease) in net assets resulting from operations during the three months ended September 30, 2022 and 2021 was $11.4 million and $28.4 million, respectively, as a result of the events described above.

Net increase (decrease) in net assets resulting from operations during the nine months ended September 30, 2022 and 2021 was $31.1 million and $65.8 million, respectively, as a result of the events described above.

Liquidity and Capital Resources

As of September 30, 2022, we had $40.4 million in cash and cash equivalents and our net assets totaled $474.4 million. We believe that our current cash and cash equivalents on hand, our Credit Facility, our continued access to SBA-guaranteed debentures, and our anticipated cash flows from investments will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of securities (including the “at-the-market” program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. During the nine months ended September 30, 2022, we repaid $30.0 million of SBA debentures which would have matured during the period March 1, 2025 through March 1, 2028. Our remaining outstanding SBA debentures continue to mature in 2025 and subsequent years through 2033, which will require repayment on or before the respective maturity dates. This “Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Updates” section above.

Cash Flows

For the nine months ended September 30, 2022, we experienced a net decrease in cash and cash equivalents in the amount of $129.0 million. During that period, we made payments of $117.4 million of cash for operating activities, which included the funding of $268.0 million of investments which was partially offset by proceeds received from sales and repayments of investments of $128.3 million. During the same period, we received repayments of $0.6 million on our secured borrowings, made repayments of SBA debentures of $30.0 million, which were offset by proceeds from the issuances of SBA debentures of $56.0 million, paid cash dividends to stockholders of $34.0 million, and made payment of deferred financing costs related to our debt financings of $3.0 million.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of additional debt and equity capital.

SBA debentures

The Funds are licensed SBICs, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the Small Business Investment Act and the SBA regulations applicable to SBICs, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $175.0 million, whichever is less. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Notes rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of September 30, 2022, Fund II and Fund III had $40.0 million and $93.0 million of outstanding SBA debentures, respectively. Subject to SBA regulatory requirements and approval, Fund III may access up to $82.0 million of additional SBA debentures under the SBIC debenture program. For more information on the SBA debentures, please refer to Note 6 to our consolidated financial statements.

Credit Facility

On June 16, 2014, we entered into a senior secured revolving credit agreement (the "Credit Agreement" and the senior secured revolving credit facility, the “Credit Facility”) with ING Capital LLC (“ING”), as the administrative agent, collateral agent, and lender. The Credit Facility is secured by certain portfolio investments held by us, but portfolio investments held by the Funds are not collateral for the Credit Facility. On April 24, 2019, we entered into an Amended & Restated Senior Secured Revolving Credit Agreement (the “Amended Credit Agreement”) among us, as borrower, the lenders party thereto, and ING, as administrative agent. On June 26, 2020, we entered into an amendment on the Amended Credit Agreement that, among other changes, modified certain financial covenants. On August 17, 2022, the Company entered into a second amendment to the Amended Credit Agreement (“Second Amendment”). The Second Amendment, among other things: (i) changed the underlying benchmark used to compute interest under the Amended Credit Agreement to the Secured Overnight Financing Rate (SOFR) from the London Interbank Offered Rate (LIBOR); (ii) reduced the applicable margin from 3.00% to 2.675% on SOFR loans prior to satisfying certain step-down conditions, and from 2.675% to 2.50% after satisfying certain step-down conditions, with commensurate reductions in the applicable margins for base rate loans; (iii) provided for a loan commitment availability period ending on August 17, 2026; (iv) extended the maturity date to August 17, 2027 from April 24, 2023; and (v) amended certain financial covenants, including (a) amending the asset coverage ratio to no less than 1.50 to 1.00 from no less than 2.00 to 1.00 (on a regulatory basis); and (b) requiring the Company to maintain a senior asset coverage ratio of no less than 2.00 to 1.00.

We pay a commitment fee that varies depending on the size of the unused portion of the Credit Facility: 2.500% to 2.675% per annum on the unused portion of the Credit Facility at or below 35% of the commitments and 0.50% per annum on any remaining unused portion of the Credit Facility between the total commitments and the 35% minimum utilization. The Credit Facility is secured by a first priority security interest in all of our assets, excluding the assets of our SBIC subsidiaries.

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

We have made customary representations and warranties and we are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of September 30, 2022, we were in compliance with all covenants of the Credit Facility and there were no borrowings outstanding under the Credit Facility.

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

On December 23, 2020, we closed the offering of $125.0 million in aggregate principal amount of our 4.75% notes due 2026, or the “January 2026 Notes”. The total net proceeds to us from the January 2026 Notes after deducting underwriting discounts of $2.5 million and estimated offering expenses of approximately $0.4 million, were approximately $122.1 million. The January 2026 Notes will mature on January 31, 2026 and bear interest at a rate of 4.75%. The January 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed more than three months prior to maturity and at par thereafter. Interest on the January 2026 Notes is payable on January 31 and July 31 of each year. We do not intend to list the January 2026 Notes on any securities exchange or automated dealer quotation system. As of September 30, 2022, the outstanding principal balance of the January 2026 Notes was approximately $125.0 million.

On October 8, 2021, we closed the offering of $125.0 million in aggregate principal amount of our 3.50% notes due 2026, or the “November 2026 Notes” (collectively with the Public Notes and the January 2026 Notes, the “Notes”). The total net proceeds to us from the November 2026 Notes, based on a public offering price of 99.996% of par, after deducting underwriting discounts of $2.5 million and estimated offering expenses of approximately $0.3 million, were approximately $122.2 million. The November 2026 Notes will mature on November 15, 2026 and bear interest at a rate of 3.50%. The November 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed more than three months prior to maturity and at par thereafter. Interest on the November 2026 Notes is payable on May 15 and November 15 of each year. We do not intend to list the November 2026 Notes on any securities exchange or automated dealer quotation system. As of September 30, 2022, the outstanding principal balance of the November 2026 Notes was approximately $125.0 million.

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

Secured Borrowing

As of September 30, 2022, the carrying value of secured borrowings totaled $17.0 million and the fair value of the associated loans included in investments was $16.9 million. As of December 31, 2021, carrying value of secured borrowings totaled $17.6 million and the fair value of the associated loans included in investments was $17.5 million. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets that did not meet the definition of a “participating interest.” As a result, sale treatment was not permitted and these partial loan sales were treated as secured borrowings. The weighted average interest rate on our secured borrowings was approximately 6.446% and 4.392% as of September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022, the weighted average stated interest rates for our SBA debentures and Notes were 3.214% and 4.125%, respectively. As of September 30, 2022, we had $100.0 million of unutilized commitment under our Credit Facility, and we were subject to a 1.200% fee on such amount. As of September 30, 2022, the weighted average stated interest rate on total debt outstanding was 3.921%.

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

Stock Repurchase Program

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 31, 2022, the Board extended the Stock Repurchase Program through December 31, 2023, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and we cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. We did not make any repurchases of common stock during the three and nine months ended September 30, 2022 and 2021. Refer to Note 8 to our consolidated financial statements for additional information concerning stock repurchases.

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
•
our board of directors engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result it is not in our stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where we determine that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. Our board of directors consulted with the independent valuation firm(s) in arriving at our determination of fair value for 14 and 17 of our portfolio company investments representing 29.5% and 40.6% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended September 30, 2022 and December 31, 2021, respectively) as of September 30, 2022 and December 31, 2021, respectively;
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
•
The Investment Advisor, in consultation with the Board, agreed to voluntarily waive $0.1 million and $0.2 million of the base management fees on any assets accounted for as secured borrowings as defined under GAAP for the three and nine months ended September 30, 2022, respectively, and $0.1 million and $0.1 million for the three and nine months ended September 30, 2021, respectively.

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

Recent Developments

On October 3, 2022, we invested $1.0 million in common equity of EBL, LLC, which was acquired under a new holding company, FOM Eblens Holdings, LLC (dba Eblens), and became a controlled affiliate investment. In conjunction with the transaction, we amended the terms of our second lien debt investment and committed up to $0.4 million in incremental common equity.

On October 7, 2022, we exited our debt investment in UPG Company, LLC. We received payment in full of $17.0 million on our first lien debt, which included a prepayment fee.

On October 17, 2022, we exited our debt and equity investment in OMC Investors, LLC (dba Ohio Medical Corporation). We received payment in full of $5.2 million on our second lien debt, which included a prepayment fee. We received a distribution on our equity investment for a realized gain of approximately $0.7 million.

On October 31, 2022, our Board declared an incremental supplemental dividend of $0.08 per share and a special dividend of $0.10 per share for the fourth quarter, which are payable on December 16, 2022, to stockholders of record as of December 2, 2022.

On October 31, 2022, we invested $6.0 million in second lien debt of Education Incites, LLC (dba Acceleration Academies), a leading provider of alternative education academies focused on high school dropout recovery throughout the United States.

On November 1, 2022, we issued an additional $5.0 million and $3.0 million in SBA debentures, which will bear interest at fixed interim interest rates of 5.221% and 5.123%, respectively, until the pooling date in March 2023.

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

In the future, our investment income may also be affected by changes in various interest rates, including the decommissioning of LIBOR and changes in alternate rates and prime rates, to the extent of any debt investments that include floating interest rates. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks previously reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. Most recently, in March 2022, the Federal Reserve raised interest rates by 0.25%, the first increase since December 2018, and since then, has raised interest rates by an additional 2.75% and indicated that it would consider additional rate hikes in response to ongoing inflation concerns. See Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021, such as "Changes in interest rates will affect our cost of capital and net investment income”, “Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies”, and “Changes relating to the discontinuation LIBOR may adversely affect the value of our portfolio of LIBOR-indexed, floating-rate debt securities”.

As of September 30, 2022 and December 31, 2021, 43 and 32 portfolio companies’ debt investments, respectively, bore interest at a variable rate, which represented $538.1 million and $376.0 million of our portfolio on a fair value basis, respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Our pooled SBA debentures and our Notes bear interest at fixed rates. Our Credit Facility bears interest, at our election, at a rate per annum equal to (a) 2.675% on SOFR loans prior to satisfying certain step-down conditions (or 2.50% after satisfying certain step-down conditions, with commensurate reductions in the applicable margins for base rate loans). We pay a commitment fee that varies depending on the size of the unused portion of the Credit Facility: 2.500% to 2.675% per annum on the unused portion of the Credit Facility at or below 35% of the commitments and 0.50% per annum on any remaining unused portion of the Credit Facility between the total commitments and the 35% minimum utilization. The credit agreement relating to the Credit Facility contains certain covenants, including a minimum asset coverage ratio of 1.50 to 1.00 (on a regulatory basis) and a senior asset coverage ratio of no less than 2.00 to 1.00. The Credit Facility is secured by a first priority security interest in all of our assets, excluding the assets of our SBIC subsidiaries.

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

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of September 30, 2022 (dollars in millions):

	Interest Income	Interest Expense
	Increase	Increase	Net Increase	Net Investment
Basis Point Increase (Decrease)	(Decrease) (1) (2)	(Decrease) (4)	(Decrease)	Income (3)
(200)	$(10.9)	$(0.3)	$(10.6)	$(8.5)
(150)	(8.2)	(0.3)	(7.9)	(6.3)
(100)	(5.5)	(0.2)	(5.3)	(4.2)
(50)	(2.7)	(0.1)	(2.6)	(2.1)
50	2.7	0.1	2.6	2.1
100	5.5	0.2	5.3	4.2
150	8.2	0.3	7.9	6.3
200	11.0	0.3	10.7	8.6
250	13.7	0.4	13.3	10.6
300	16.4	0.5	15.9	12.7

(1) Certain of our variable rate debt investments have a LIBOR, PRIME or SOFR interest rate floor, which lessens the impact of decreases in interest rates.

(2) Interest income calculated assuming three-month LIBOR, PRIME, and SOFR rate as of September 30, 2022.

(3) Includes the impact of income incentive fee at 20.0% on net increase (decrease) in net interest.

(4) As of September 30, 2022, we did not have any borrowings outstanding under our Credit Facility.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not, and the Investment Advisor is not, currently subject to any material legal proceedings.

Item 1A. Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 3, 2022, which are incorporated herein by reference. The risk factors therein could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 31, 2022, the Board extended the Stock Repurchase Program through December 31, 2023, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and we cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time.

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

10.1

Amendment No. 2, dated as of August 17, 2022, to the Amended and Restated Senior Secured Revolving Credit Agreement, by and among the Company, the Lenders, and ING Capital LLC, as administrative agent for the Lenders (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 23, 2022 and incorporated herein by reference).

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDUS INVESTMENT CORPORATION

Date: November 3, 2022	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2022	/s/ SHELBY E. SHERARD
Shelby E. Sherard
Chief Financial Officer (Principal Financial and Accounting Officer)