Form 10-K
period 2022-12-31
FIDUS INVESTMENT Corp
filed 2023-03-02
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2022 based on the closing price on that date of $17.45 on the NASDAQ Global Select Market was $420,357,517. For the purpose of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 24,842,692 shares of the registrant’s common stock outstanding as of February 28, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2022.

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

•
an economic downturn and its impacts on the ability of our portfolio companies to operate and the investment opportunities available to us;

•
the impact of geopolitical conditions, including the ongoing conflict between Ukraine and Russia and U.S. and China relations, and its impact on financial market volatility, global economic markets, and various sectors, industries and markets for commodities globally;

•
the ability of our portfolio companies to achieve their objectives;

•
our expected financing and investments;

•
the adequacy of our cash resources and working capital;

•
the timing of cash flows, if any, from the operations of our portfolio companies;

•
the ability of the Investment Advisor to locate suitable investments for us and to monitor and administer our investments;

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

These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•
an economic downturn, and significant disruptions to our portfolio companies, including supply chain disruptions and labor shortages, could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•
a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•
interest rate volatility, including the decommissioning of LIBOR and rising interest rates, could adversely affect our results, particularly because we use leverage as part of our investment strategy;
•
the elevated level of inflation could adversely affect our business, results of operations and financial condition of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies; and
•
the risks, uncertainties and other factors we identify in Item 1A. – Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022 and in our other filings with the SEC.

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

PART I

Except as otherwise specified, references to “we,” “us,” “our,” “Fidus” and “FIC” refer to Fidus Investment Corporation and its consolidated subsidiaries. Some of the statements in this Annual Report constitute forward-looking statements, which apply to us and relate to future events, future performance or financial conditions. The forward-looking statements involve risks and uncertainties for us and our portfolio companies and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in Item 1A. “Risk Factors” and elsewhere in this Annual Report.

Item 1. Business.

GENERAL

Fidus Investment Corporation, a Maryland Corporation, operates as an externally managed business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). FIC completed its initial public offering, or IPO, in June 2011. In addition, FIC has elected, and intends to qualify annually, to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2022, our shares were listed on the NASDAQ Global Select Market under the symbol “FDUS.”

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

As of December 31, 2022, we had debt and equity investments in 78 portfolio companies with an aggregate fair value of $860.3 million. The weighted average yield on our debt investments as of December 31, 2022 was 13.8%. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average yield was computed using the effective interest rates for debt investments at cost as of December 31, 2022, including accretion of original issue discount (“OID”) and loan origination fees, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level. For the year ended December 31, 2022, our total return based on net asset value (“NAV”) per share was 7.3% and our total return based on market value was 17.7%. For the year ended December 31, 2021, our total return based on NAV was 28.3% and our total return based on market value was 53.9%. Total return based on NAV per share equals the change in NAV per share during the period, plus dividends paid per share during the period, less other non-operating changes during the period, and divided by beginning NAV per share for the period. Non-operating changes include any items that affect NAV per share other than increase from investment operations, such as the effects of share issuances and repurchases and other miscellaneous items. Total return based on market value equals the change in the market value of our common stock per share during the period divided by the market value per share at the beginning of the period, and assumes reinvestment of dividends at prices obtained by our dividend reinvestment plan during the period. While these two figures reflect fund expenses, they do not reflect any sales load that may be paid by investors.

Available Information

Our headquarters are in Evanston, Illinois, and our website is www.fdus.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report. We make available free of charge through our website our proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the U.S. Securities and Exchange Commission (the “SEC”). The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, like us, that file electronically with the SEC. Copies of this Annual Report and other reports are also available without charge by contacting us in writing at 1603 Orrington Avenue, Suite 1005, Evanston, Illinois 60201, Attention: Investor Relations.

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

Many of our debt investments also include excess cash flow sweep features, whereby principal repayment may be required before maturity if the portfolio company achieves certain defined operating targets. Additionally, our debt investments typically have principal prepayment penalties in the early years of the debt investment. The majority of our debt investments provide for a variable interest rate, generally with a LIBOR, Prime, or SOFR floor.

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

• industrial;

As of December 31, 2022, we had investments in 78 portfolio companies with an aggregate fair value of $860.3 million. As of December 31, 2021, we had investments in 78 portfolio companies with an aggregate fair value of $719.1 million.

The following table shows the portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	December 31,		December 31,		December 31,		December 31,
	2022		2021		2022		2021
United States
Midwest	$180.6	21.0%	$157.2	21.9%	$132.2	16.0%	$89.9	14.5%
Southeast	265.9	31.0	220.0	30.6	258.4	31.1	197.4	31.7
Northeast	127.4	14.8	126.6	17.6	134.9	16.3	127.8	20.6
West	151.5	17.6	105.9	14.7	161.9	19.5	100.1	16.1
Southwest	122.5	14.2	109.4	15.2	128.9	15.6	106.6	17.1
Canada	12.4	1.4	—	—	12.4	1.5	—	—
Total	$860.3	100.0%	$719.1	100.0%	$828.7	100.0%	$621.8	100.0%

The following table shows the detailed industry segment composition of our portfolio at fair value and cost as a percentage of total investments.

	Fair Value				Cost
	December 31,		December 31,		December 31,	December 31,
Name	2022		2021		2022	2021
Information Technology Services	33.3%		27.0%		35.4%	30.6%
Business Services	12.2		13.3		12.2	14.3
Healthcare Products	10.5		11.2		5.8	3.6
Specialty Distribution	6.4		8.0		5.6	8.2
Component Manufacturing	5.7		4.1		6.1	4.0
Aerospace & Defense Manufacturing	5.7		7.9		5.4	8.4
Transportation Services	5.5		2.9		5.6	3.3
Building Products Manufacturing	4.7		3.7		5.5	4.8
Promotional Products	3.0		3.1		3.0	4.1
Environmental Industries	2.5		3.0		2.6	3.5
Healthcare Services	2.5		3.6		2.5	4.2
Retail	2.4		1.6		3.9	1.8
Consumer Products	1.6		2.6		1.7	3.0
Oil & Gas Services	1.5		2.9		1.6	0.5
Utilities: Services	1.3		1.9		1.4	1.8
Industrial Cleaning & Coatings	1.2		1.5		1.6	2.1
Restaurants	—	(1)	—	(1)	0.1	0.1
Utility Equipment Manufacturing	—		1.5		—	1.4
Vending Equipment Manufacturing	—		0.2		—	0.3
Total	100.0%		100.0%		100.0%	100.0%

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

Niche Market Leaders with Defensible Market Positions. We seek to invest in portfolio companies that have developed defensible and/or leading positions within their respective markets or market niches and are well-positioned to capitalize on growth opportunities. We favor companies that demonstrate significant competitive advantages, which we believe helps to protect their market position and profitability.

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

Initial Evaluation. After a potential transaction is received by our investment advisor, it will conduct an initial review of the transaction materials to determine whether it meets our investment criteria and complies with SBA regulations (with respect to investments by the Funds) and other regulatory requirements.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of December 31, 2022 and 2021 (dollars in millions).

	Fair Value				Cost
	December 31,		December 31,		December 31,		December 31,
Investment Rating	2022		2021		2022		2021
1	$84.4	9.8%	$119.8	16.7%	$26.9	3.2%	$19.1	3.1%
2	699.4	81.3	566.7	78.8	682.9	82.4	556.1	89.4
3	73.9	8.6	31.7	4.4	94.4	11.4	40.4	6.5
4	0.3	—	0.9	0.1	1.6	0.2	3.0	0.5
5	2.3	0.3	—	—	22.9	2.8	3.2	0.5
Total	$860.3	100.0%	$719.1	100.0%	$828.7	100.0%	$621.8	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of December 31, 2022 and 2021 was 2.0 and 1.9, respectively, on a fair value basis and 2.2 and 2.1, respectively, on a cost basis.

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

MANAGEMENT AND OTHER AGREEMENTS

Our investment advisor is located at 1603 Orrington Avenue, Suite 1005, Evanston, Illinois 60201. Our investment advisor also maintains additional office space at 4201 Congress Street, Suite 250, Charlotte, North Carolina 28209, and 1140 Avenue of the Americas, 21st Floor, New York, New York 10036. Our investment advisor is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our board of directors and in accordance with the 1940 Act, our investment advisor manages our day-to-day operations and provides investment advisory services to us. Under the terms of the Investment Advisory Agreement, our investment advisor:

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

Pre-incentive fee net investment income, expressed as a rate of return on the value of our weighted average net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 2.0% per quarter. Under conditions such as the current rising interest rate environment, we may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for our investment advisor to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income.

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

Duration and Termination

At a meeting of our board of directors on June 9, 2022, our board of directors, including a majority of the Independent Directors, unanimously voted to approve the continuation of the Investment Advisory Agreement to June 20, 2023. Unless terminated earlier, the Investment Advisory Agreement will automatically renew for successive annual periods if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities (as that term is defined in the 1940 Act), including, in either case, approval by a majority of the Independent Directors.

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

At a meeting of our board of directors on June 9, 2022, our board of directors, including a majority of the Independent Directors, unanimously voted to approve the continuation of the Administration Agreement to June 20, 2023. Unless terminated earlier, the Administration Agreement will automatically renew for successive annual periods if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities (as that term is defined in the 1940 Act), including, in either case, approval by a majority of our Independent Directors. In making the decision to approve the continuation of the Administration Agreement, our board of directors took into account, to the extent relevant, certain information set forth above under “Investment Advisory Agreement – Duration and Termination” with respect to its consideration of the Investment Advisory Agreement.

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

Managerial Assistance to Portfolio Companies

A BDC must be organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (a), (b) or (c) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70.0% requirement, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance; except that, when the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Our investment advisor, in its capacity as our administrator, has agreed to provide such managerial assistance on our behalf to portfolio companies that request this assistance. We may receive fees for these services and will reimburse our investment advisor, in its capacity as our administrator, for its allocated costs in providing such assistance.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150.0% immediately after each such issuance (exclusive of the SBA debentures pursuant to our SEC exemptive relief). In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5.0% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a BDC affect our ability to raise, and the way in which we raise, additional capital that may have a negative effect on our growth.”

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

Under current SBA regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $24.0 million and have average annual net income after U.S. federal income taxes not exceeding $8.0 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 25.0% of its investment capital to “smaller enterprises” as defined by the SBA. A smaller enterprise generally includes businesses (including their affiliates) that have a tangible net worth not exceeding $6.0 million and have average annual net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller enterprises, which criteria depend on the industry in which the business (including its affiliates) is engaged and are based on the number of employees and gross revenue. However, once an SBIC has invested in a portfolio company, it may continue to make follow-on investments in the portfolio company, regardless of the size of the portfolio company at the time of the follow-on investment, up to the time of the portfolio company’s initial public offering.

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

Election to Be Taxed as a RIC

We have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to U.S. federal income taxes at corporate rates on any income that we distribute to our stockholders. To maintain our tax status as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to maintain our status as a RIC, we generally must timely distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the Annual Distribution Requirement. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% nondeductible U.S. federal excise tax on such income. In such case, we must distribute any such carryover taxable income through a distribution declared prior to filing the final tax return for the year in which we generated such taxable income. Even if we maintain our status as a RIC, we generally will be subject to U.S. federal income tax at corporate rates on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.

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

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our investment company taxable income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year (or, if we so elect, for that calendar year) and (3) any income and capital gain net income that we recognized in preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax.

In order to maintain our status as a RIC for U.S. federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC or be registered as a management investment company under the 1940 Act at all times during each taxable year;
•

derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or foreign currencies, other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from an interest in a “qualified publicly traded partnership” (as defined in Subchapter M of the Code), or the 90% Income Test; and

•	diversify our holdings so that at the end of each quarter of the taxable year:
•

at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and

•

no more than 25% of the value of our assets is invested in (i) the securities, other than U.S. Government securities or securities of other RICs, of one issuer, (ii) the securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses, or (iii) the securities of one or more “qualified publicly traded partnerships,” or the Diversification Tests.

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

Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to U.S. federal income tax at corporate rates.

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

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy the Annual Distribution Requirement and the 4% U.S. federal excise tax. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation — Qualifying Assets” and “Regulation — Senior Securities.” Moreover, our ability to dispose of assets to satisfy the Annual Distribution Requirement and the 4% U.S. federal excise tax may be limited by (1) the illiquid nature of our portfolio and (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the 4% U.S. federal excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

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

We may make distributions that are payable in cash or shares of our stock at the election of each stockholder. In accordance with Treasury regulations and published guidance issued by the Internal Revenue Service, a publicly offered RIC may treat distributions of its own stock as counting towards its RIC distribution requirements if each stockholder may elect to receive his, her, or its entire distribution in either cash or stock of the RIC. The IRS has issued a revenue procedure indicating that this rule will apply if the total amount of cash to be distributed is not less than 20% of the total distribution. Under this revenue procedure, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the shareholders electing to receive cash (with the balance of the distribution paid in stock). If we qualify as a publicly offered RIC and decide to make any distributions that are payable in part in shares of our stock, U.S. stockholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, shares of our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. federal tax with respect to such distributions, including in respect of all or a portion of such distributions that are payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on such distributions, it may put downward pressure on the trading price of shares of our stock.

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

If we were unable to maintain our tax treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would distributions be compulsory. Distributions would generally be taxable to our stockholders as dividend income to the extent of our current and accumulated earnings and profits (in the case of non-corporate U.S. stockholders, at a maximum U.S. federal income tax rate applicable to qualified dividend income of 20%). Subject to certain holding period and other limitations under Subchapter M of the Code, any such distributions to non-corporate shareholders may qualify as "qualified dividends" that are subject to U.S. federal income tax at a rate of 20%, and corporate distributees may be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain.

If we fail to qualify as a RIC for two or more taxable years, to qualify as a RIC in a subsequent year we may be subject to regular U.S. federal income tax at corporate rates on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

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

•
Due to current market conditions, we may reduce or defer our dividends and choose to incur U.S. federal excise tax in order preserve cash and maintain flexibility.

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
•
We may not have the funds to make additional investments in our portfolio companies that could impair the value of our portfolio.
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

Private debt in the form of second lien, subordinated, and first lien loans (senior secured or unitranche loans) to corporate and asset-based borrowers is highly speculative and involves a high degree of risk of credit loss, and therefore an investment in our shares of common stock may not be suitable for someone with a low tolerance for risk. These risks are likely to increase during an economic downturn or recession.

In addition, investments in our portfolio typically are not rated by any rating agency. We believe that if such investments were rated, the vast majority would be rated below investment grade (which is sometimes referred to as “junk”) due to speculative characteristics of the issuer’s capacity to pay interest and repay principal. Our investments may result in an amount of risk, volatility or potential loss of principal that is greater than that of alternative investments.

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

Assumed Return on Our Portfolio
(Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder (1)	(23.0)%	(13.3)%	(3.5)%	6.2%	16.0%

(1)

Assumes $935,960 in total assets, $153,000 in outstanding SBA debentures, no borrowings under the Credit Facility (as defined below), $16,880 in Secured Borrowings, $250,000 outstanding of our unsecured notes, $480,343 in net assets as of December 31, 2022, and an average cost of funds of 4.037%.

Effective April 29, 2020, our asset coverage requirement was reduced from 200% to 150%, which could increase the risk of investing in the Company.

The 1940 Act generally prohibits the Company from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, in March 2018, the Small Business Credit Availability Act (“the “SBCA”) modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements under the 1940 Act are met. On April 29, 2019, our Board, including a majority of the non-interested directors, approved a minimum asset coverage ratio of 150% as set forth in Section 61(a)(2) of the 1940 Act. As a result, we are subject to the 150% asset coverage ratio, effective as of April 29, 2020. We are required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

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

Our board of directors engages one or more independent third-party valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result it is not in our stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where we determine that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. Our board of directors consulted with the independent valuation firm(s) in arriving at our determination of fair value for 16 and 17 of our portfolio company investments representing 29.5% and 21.8% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended December 31, 2022 and 2021, respectively) as of December 31, 2022 and 2021, respectively.

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

Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source-of-income, asset diversification and distribution requirements we must satisfy to maintain our RIC tax treatment. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. As a result of this existing and potentially increasing competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.

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

We are currently in a rising interest rate environment. Given the structure of the Investment Advisory Agreement, any general increase in interest rates can be expected to lead to higher interest rates applicable to our debt investments and will likely have the effect of making it easier for the investment advisor to meet the quarterly hurdle rate for payment of income incentive fees under the Investment Advisory Agreement without any additional increase in relative performance on the part of the investment advisor. This may occur without a corresponding increase in distributions to our stockholders. In addition, in view of the catch-up provision applicable to income incentive fees under the Investment Advisory Agreement, the investment advisor could potentially receive a significant portion of the increase in our investment income attributable to such a general increase in interest rates. If that were to occur, our increase in net earnings, if any, would likely be significantly smaller than the relative increase in the investment advisor’s income incentive fee resulting from such a general increase in interest rates.

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

We entered into a license agreement with Fidus Partners, LLC under which Fidus Partners, LLC granted us a non-exclusive (provided that there is not a change in control of Fidus Partners, LLC), royalty-free license to use the name “Fidus.” Some of the members of our investment advisor’s investment committee and the senior origination professionals of our investment advisor are members of Fidus Partners, LLC. See Item 1. “Business — Management and Other Agreements — License Agreement.” In addition, we rent office space from our investment advisor and pay to our investment advisor our allocable portion of overhead and other expenses incurred in performing its obligations under the Administration Agreement, such as our allocable portion of the cost of our chief financial officer and chief compliance officer. This creates conflicts of interest that our board of directors must monitor.

The Funds are licensed by the SBA, and, therefore, are subject to SBA regulations.

The Funds are licensed to operate as SBICs and are regulated by the SBA. Under current SBA regulations, a licensed SBIC can provide capital to eligible "small businesses" that have a tangible net worth not exceeding $24.0 million and an average annual net income after U.S. federal income taxes not exceeding $8.0 million for the two most recent fiscal years. In addition, a licensed SBIC must devote 25.0% of its investment capital to "smaller enterprises" that have a tangible net worth not exceeding $6.0 million and an average annual net income after U.S. federal income taxes not exceeding $2.0 million for the two most recent fiscal years. The SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on either the number of employees or the gross sales of the business. The SBA regulations permit licensed SBICs to make long term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in certain prohibited industries. Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA staff to determine its compliance with the relevant SBA regulations. Compliance with these SBA requirements may cause the Funds to forego attractive investment opportunities that are not permitted under the SBA regulations, and may cause the Funds to make investments they otherwise would not make in order to remain in compliance with these regulations.

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

In order to maintain our tax treatment as a RIC, we are required to timely distribute to our stockholders on an annual basis 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses. For this purpose, our taxable income will include the income of the Funds (and any other entities that are disregarded as separate from us for U.S. federal income tax purposes). The Funds’ ability to make distributions to us may be limited by the Small Business Investment Act of 1958. As a result, in order to maintain our tax treatment as a RIC, we may be required to make distributions attributable to the Funds’ income without receiving any corresponding cash distributions with respect to such income. We can make no assurances that the Funds will be able to make, or not be limited in making, distributions to us. If we are unable to satisfy the annual distribution requirements, we may fail to maintain our tax treatment as a RIC, which would result in the imposition of corporate-level U.S. federal income tax on our entire taxable income without regard to any distributions made by us. See “We will be subject to U.S. federal income tax at corporate rates if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code.”

Changes in interest rates will affect our cost of capital and net investment income.

In response to market indicators showing a rise in inflation, since March 2022, the Federal Reserve has been rapidly increasing interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. Some of our debt investments bear interest at fixed rates and the value of these investments could be negatively affected by increases in market interest rates. In addition, to the extent that we borrow additional funds to make investments, an increase in interest rates would make it more expensive for us to use debt to finance our investments and adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. As a result, a significant increase in market interest rates could both reduce the value of our portfolio investments and increase our cost of capital, which would reduce our net investment income. Also, an increase in interest rates available to investors could make an investment in shares of our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock. It is possible that the Federal Reserve’s tightening cycle also could result in a recession in the United States. Conversely, a decrease in interest rates may have an adverse impact on our returns by requiring us to seek lower yields on our debt investments and by increasing the risk that our portfolio companies will prepay the debt investments, resulting in the need to redeploy capital at potentially lower rates.

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

LIBOR is an index rate that historically has been widely used in lending transactions and remains a common reference rate for setting the floating interest rate on private loans. LIBOR typically has been the reference rate used in floating-rate loans extended to our portfolio companies and, to some degree, is expected to continue to be used as a reference rate until such time that private markets have fully transitioned to using the Secured Overnight Financing Rate (“SOFR”), or other alternative reference rates recommended by applicable market regulators. Uncertainty relating to the LIBOR calculation process, the valuation of LIBOR alternatives, and other economic consequences from the phasing out of LIBOR may adversely affect our results of operations, financial condition and liquidity.

On March 5, 2021, the United Kingdom's Financial Conduct Authority (the "FCA"), which regulates LIBOR, announced that the ICE Benchmark Administration (“IBA”) (the entity regulated by the FCA that is responsible for calculating LIBOR) had notified the FCA of its intent, among other things, to cease providing overnight, 1, 3, 6 and 12 months USD LIBOR tenors after June 30, 2023 and all other tenors after December 31, 2021. On November 16, 2021, the FCA issued a statement confirming that starting January 1, 2022, entities supervised by the FCA will be prohibited from using LIBORs, including USD LIBOR, that will be discontinued as of December 31, 2021 as well as, except in very limited circumstances, those tenors of USD LIBOR that will be discontinued or declared non-representative after June 30, 2023. While LIBOR will cease to exist or be declared non-representative, there continues to be uncertainty regarding the nature of potential changes to specific USD LIBOR tenors, the development and acceptance of alternative reference rates and other reforms.

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

New York and several other states have passed laws intended to apply to U.S. dollar LIBOR-based contracts, securities, and instruments governed by those states’ laws. These laws established fallbacks for LIBOR when there is no or insufficient fallback rates in these contracts. The federal Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was signed into law on March 15, 2022. The federal legislation provides a statutory fallback mechanism on a nation-wide basis to replace U.S. dollar LIBOR with a benchmark rate, selected by the Federal Reserve Board and based on SOFR, for certain contracts that reference U.S. dollar LIBOR and contain no or insufficient fallback provisions. The New York and other state laws were superseded by the LIBOR Act. On December 16, 2022, the Federal Reserve Board adopted a final rule implementing certain provisions of the LIBOR Act (“Regulation ZZ”). Regulation ZZ specifies that on the LIBOR replacement date, which is the first London banking day after June 30, 2023, the Federal Reserve Board-selected benchmark replacement, based on SOFR and including any tenor spread adjustment as provided by Regulation ZZ, will replace references to overnight, 1, 3, 6, and 12-month LIBOR in certain contracts that do not mature before the LIBOR replacement date and that do not contain adequate fallback language. The LIBOR Act Regulation ZZ could apply to certain our investments that reference LIBOR to the extent that they do not have fallback provisions or adequate fallback provisions.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, valuation measurements used by us that include LIBOR as an input, our operational processes or our overall financial condition or results of operations. For instance, if the LIBOR reference rate of our LIBOR-linked securities, loans, and other financial obligations is higher than an alternative reference rate, such as SOFR, on our alternative reference rate-linked portfolio investments, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. In addition, while the majority of our LIBOR-linked loans contemplate that LIBOR may cease to exist and allow for amendment to a new alternative reference rate without the approval of 100% of the lenders, if LIBOR ceases to exist, we could be required, in certain situations, to negotiate modifications to credit agreements governing such instruments in order to replace LIBOR with such alternative reference rate and to incorporate any conforming changes to applicable credit spreads or margins. Following the replacement of LIBOR, some or all of these credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result, on our results of operations. Such adverse impacts and the uncertainty of the transition could result in disputes and litigation with counterparties and borrowers regarding the implementation of alternative reference rates.

Our ability to enter into transactions involving derivatives and unfunded commitment transactions may be limited.

In 2020, the SEC adopted Rule 18f-4 under the 1940 Act, which relates to the use of derivatives and other transactions that create future payment or delivery obligations by BDCs (and other funds that are registered investment companies). Under Rule 18f-4, for which compliance was required beginning in August 2022, BDCs that use derivatives are subject to a value-at-risk leverage limit, certain derivatives risk management program and testing requirements, and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. A BDC that enters into reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of Section 18, as modified by Section 61 of the 1940 Act, when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivative transactions under Rule 18f-4. In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this requirement, it is required to treat the unfunded commitment as a derivatives transaction subject to the aforementioned requirements of Rule 18f-4. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

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

The decision made in the United Kingdom referendum to leave the European Union has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. Following the termination of a transition period, the United Kingdom and the European Union entered into a trade and cooperation agreement to govern the future relationship between the parties, which was provisionally applied as of January 1, 2021 and entered into force on May 1, 2021 following ratification by the European Union. With respect to financial services, the agreement leaves decisions on equivalence and adequacy to be determined by each of the United Kingdom and the European Union unilaterally in due course. Such agreement is untested and could lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time. In addition, on December 24, 2020, the EU and United Kingdom signed a trade deal (the “Trade Agreement”) that applied provisionally from January 1, 2021 until the end of April 2021, when the European Parliament approved the Trade Agreement. That Agreement now governs the relationship between the U.K. and EU, implementing significant regulation around trade, transport of goods and travel restrictions between the United Kingdom and the European Union.

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

Notwithstanding the foregoing, the longer-term economic, legal, political and social implications of Brexit are unclear at this stage and are likely to continue to lead to ongoing political and economic uncertainty and periods of increased volatility in both the U.K. and in wider European markets for some time. In particular, Brexit could lead to calls for similar referenda in other European Union jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. This volatility and uncertainty may have an adverse effect on the economy generally and on our ability—and the ability of our portfolio companies—to execute our respective strategies and to receive attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential declines in the value of the British Pound and/or the euro against other currencies, along with the potential downgrading of the United Kingdom’s sovereign credit rating, may also have an impact on the performance of any of our portfolio companies located in the United Kingdom or European Union.

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

The economic conditions caused by the COVID-19 pandemic could have an adverse impact on the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Fund and returns to the Fund, among other things. With respect to the U.S. credit markets (in particular for middle-market loans), the COVID-19 outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) increased draws by borrowers on revolving lines of credit and other financing instruments; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; and (iii) greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues.

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

Additionally, the disruption in economic activity caused by the COVID-19 pandemic may have a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we will record our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

While we intend to source and invest in new loan transactions to U.S. middle market companies, we cannot be certain that we will be able to do so successfully or consistently. A lack of suitable investment opportunities may impair our ability to make new investments, and may reduce our earnings and dividends as a result.

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

We cannot be certain as to the duration or magnitude of the economic impact of the COVID-19 pandemic in the markets in which we and our portfolio companies operate, and corresponding declines in economic activity that may negatively impact the U.S. economy and the markets for the various types of goods and services provided by U.S. middle market companies. Depending on the duration, magnitude and severity of these conditions and their related economic and market impacts, certain of our portfolio companies may suffer declines in earnings and could experience financial distress, which could cause them to default on their financial obligations to us and their other lenders. In consideration of these and related factors, we may make downgrades with respect to other portfolio companies in the future as conditions warrant and new information comes to light.

The COVID-19 pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on the fair value of our investments or the conduct of our business.

COVID-19 and the economic conditions caused by the pandemic may cause the valuation of our investments to differ materially from the values that we may ultimately realize. Our valuations, and particularly valuations of private investments and private companies, will be inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of the COVID-19 pandemic and the resulting measures taken in response thereto. As a result, our valuations may not show the complete or continuing impact of the COVID-19 pandemic and the resulting measures taken in response thereto. These potential impacts, while uncertain, could have a significant impact on us and the fair value of our investments.

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

We will be subject to U.S. federal income tax at corporate rates if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code.

We have elected to be treated as a RIC under Subchapter M of the Code; however, no assurance can be given that we will be able to maintain our RIC tax treatment. To maintain our tax treatment as a RIC under Subchapter M of the Code and to avoid the imposition of U.S. federal income taxes on income and gains distributed to our stockholders, we must meet certain requirements, including source-of-income, asset diversification and annual distribution requirements. The source-of-income requirement will be satisfied if we derive at least 90% of our gross income for each year from dividends, interest, gains from sale of securities or similar sources. To maintain our tax treatment as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these requirements may result in our losing our RIC tax treatment or our having to dispose of certain investments quickly in order to prevent the loss of RIC tax treatment. Because most of our investments will be in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. The annual distribution requirement applicable to RICs generally will be satisfied if we timely distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. In addition, we will be subject to a 4% nondeductible U.S. federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar-year basis. We will be subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making annual distributions necessary to maintain our tax treatment as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our tax treatment as a RIC and, thus, may be subject to U.S. federal corporate income tax on our entire taxable income without regard to any distributions made by us. If we fail to maintain our tax treatment as a RIC for any reason and become subject to U.S. federal income tax at corporate rates, the resulting tax liability could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure could have a material adverse effect on us and our stockholders.

We may not be able to pay you distributions, our distributions may not grow over time, a portion of distributions paid to you may be a return of capital, and investors in our debt securities may not receive all of the interest income to which they are entitled.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K, including current market conditions described herein. If we violate certain covenants under our existing or future credit facilities or other leverage, we may be limited in our ability to make distributions. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of RIC tax treatment, compliance with applicable BDC regulations, SBA regulations, state corporate laws affecting the distribution of corporate assets and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will make distributions to our stockholders in the future.

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

Under certain applicable provisions of the Code and the Treasury regulations and a revenue procedure issued by the IRS, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive their distributions in cash, we must allocate the cash available for distribution among the shareholders electing to receive cash (with the balance of the distribution paid in shares of our common stock). If we qualify as a publicly offered RIC and decide to make any distributions consistent with this revenue procedure that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale.

Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. If a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

Due to current market conditions, we may reduce or defer our dividends and choose to incur US federal excise tax in order preserve cash and maintain flexibility.

As a BDC, we are not required to make any distributions to shareholders other than in connection with our election to be treated for U.S. federal income tax purposes as a RIC under subchapter M of the Code. In order to maintain our tax treatment as a RIC, we generally must distribute to shareholders for each taxable year at least 90% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to U.S. federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to shareholders. We will be subject to a 4% US federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, referred to as "spillover dividends", the dividend will be treated for all U.S. federal income tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for U.S. federal income tax at corporate rates. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2022 until as late as December 31, 2023. If we choose to pay a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.

Due to current market conditions (as described herein), we anticipate that we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock as discussed above under “We may choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.”

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

Since in certain cases we may be required to recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute on an annual basis at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to maintain our tax treatment as a RIC. In such a case, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities to satisfy the annual distribution requirements. In such circumstances, if we are unable to obtain such cash from other sources, we may fail to maintain our tax treatment as a RIC and thus be subject to U.S. federal income tax at corporate rates. See “We will be subject to U.S. federal income tax at corporate rates if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code.”

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

We have elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. If we continue to meet certain requirements, including source-of-income, asset diversification and distribution requirements, and if we continue to be regulated as a BDC, we will continue to qualify to be taxed as a RIC and therefore will not have to pay U.S. federal income tax at corporate rates on income that we timely distribute to our stockholders, allowing us to substantially reduce or eliminate our corporate-level income tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings (other than SBA leverage) and any preferred stock we may issue in the future, of at least 150.0% at the time we issue any debt or preferred stock. This requirement limits the amount of our leverage. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or issuing preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so.

While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline. In addition, as a BDC, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. At our 2022 Annual Stockholders Meeting on June 29, 2022, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 29, 2023 or the date of our 2023 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2023 Annual Meeting of Stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25.0% of FIC’s then outstanding common stock immediately prior to each such sale. We do not intend to issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so. The level of net asset value dilution that could result from such an offering is not limited.

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

Regulations governing our operation as a BDC affect our ability to raise, and the way in which we raise, additional capital that may have a negative effect on our growth.

Our business will require capital to operate and grow. We may acquire such additional capital from the following sources:

Senior Securities. Currently we, through the Funds, issue debentures guaranteed by the SBA and have access to funds under a revolving credit facility. In the future, we may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including, but not limited to, the following:

•

Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities (or 150%, if certain requirements are met). If the value of our assets declines, we may be unable to satisfy this requirement. If that happens, we may sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our debt at a time when such sales and/or repayments may be disadvantageous. Further, we will not be permitted to declare or make any distribution to stockholders or repurchase shares until such time as we satisfy this test.

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

Additional Common Stock. Under the provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. At our 2022 Annual Stockholders Meeting on June 29, 2022, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 29, 2023 or the date of our 2023 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2023 Annual Meeting of Stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25.0% of FIC’s then outstanding common stock immediately prior to each such sale. We do not intend to sell or otherwise issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so. The level of net asset value dilution that could result from such an offering is not limited. In any such case, however, the price at which our common stock is to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act and the regulations and staff interpretations thereunder. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

Uncertainty about U.S. Presidential administration initiatives could negatively impact our business, financial condition and results of operations.

The U.S. government has called for significant changes to U.S. trade, healthcare, immigration, foreign and government regulatory policy. In this regard, there is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. There has been a corresponding meaningful increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent the U.S. Congress or the current presidential administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

There is uncertainty surrounding potential legal, regulatory and policy changes by the current presidential administration and Congress in the United States that may directly affect financial institutions and the global economy.

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

Our investment adviser and third-party service providers with which we do business depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering, malware and computer virus attacks, or system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, increased costs, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to stockholders (and their beneficial owners) and material nonpublic information. The systems we have implemented to manage risks relating to these types of events could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in our and our investment advisor’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders, material nonpublic information and other sensitive information in our possession.

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

Third parties with which we do business may also be sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as counterparty, employee, and borrower information. Cybersecurity failures or breaches by our investment adviser and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate its NAV, impediments to trading, the inability of our stockholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputation damages, reimbursement of other compensation costs, or additional compliance costs. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents with increased costs and other consequences, including those as described above. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future.

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

We and our service providers may be impacted by operating restrictions in response to the COVID-19 pandemic, which may obstruct the regular functioning of business workforces (including requiring employees to work from remote locations). Policies of extended periods of remote working, whether by us or by our Service Providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the weakness in a remote work environment. Accordingly, the risks described above are heightened under current conditions, which may continue for an unknown duration.

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

In December 2015, the United Nations, of which the United States is a member, adopted a climate accord (the “Paris Agreement”) with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. On November 4, 2016, the past administration announced that the United States would cease participation in the Paris Agreement with the withdrawal taking effect on November 4, 2020. However, on January 20, 2021, President Joseph R. Biden signed an executive order to rejoin the Paris Agreement. Additionally, the Inflation Reduction Act of 2022 included several measures designed to combat climate change, including restrictions on methane emissions. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues, which may, in turn, impact the valuation of such portfolio companies.

Risks Relating to Our Investments

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies are susceptible to economic slowdowns or recessions (including industry specific downturns), including as a result of, among other things, the COVID-19 pandemic, elevated levels of inflation, and a rising interest rate environment, and may be unable to repay our debt investments during these periods. The COVID-19 pandemic has disrupted economic markets, and the prolonged economic impact is uncertain. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest.

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

The continued threat of global terrorism and the impact of military and other action will likely continue to cause volatility in the economies of certain countries, contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide and various aspects thereof, including in prices of commodities. Our portfolio investments may involve significant strategic assets having a national or regional profile. The nature of these assets could expose them to a greater risk of being the subject of a terrorist attack than other assets or businesses. Acts of war could similarly lead to such volatility. For example, in response to the ongoing conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows, and results of operations, and could cause the market value of our common stock to decline. In addition, these market and economic disruptions could negatively impact the operating results of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies, and impact our business, operating resulting and financial condition.

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

We may not have the funds to make additional investments in our portfolio companies that could impair the value of our portfolio.

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

In order to maintain our status as a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs and be precluded from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or required to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act, which would significantly decrease our operating flexibility.

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

Shares of closed-end investment companies, including BDCs, frequently trade at a discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. In addition, if our common stock trades below net asset value, we will generally not be able to issue additional common stock at the market price without first obtaining the approval of our stockholders and our Independent Directors. On June 29, 2022 our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 29, 2023 or the date of our 2023 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2023 Annual Meeting of Stockholders. Selling or otherwise issuing shares of FIC’s common stock below its then current net asset value per share would result in a dilution of FIC’s existing common stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25.0% of FIC’s then outstanding common stock immediately prior to each such sale. We do not intend to sell or otherwise issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so. The level of net asset value dilution that could result from such an offering is not limited.

Market conditions may increase the risks associated with our business and an investment in us.

The current worldwide financial market situation may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets and may cause economic uncertainties or deterioration in the United States and worldwide. These conditions raised the level of many of the risks described herein and, if repeated or continued, could have an adverse effect on our portfolio companies and on their results of operations, financial conditions, access to credit and capital. The stress in the credit market and upon banks has led other creditors to tighten credit and the terms of credit. In certain cases, senior lenders to our portfolio companies can block payments by our portfolio companies in respect of our loans to such portfolio companies. In turn, these could have adverse effects on our business, financial condition, results of operations, distributions to our stockholders, access to capital, valuation of our assets and our stock price. Notwithstanding any recent gains across either the equity or debt markets, these conditions may continue for a prolonged period of time or worsen in the future.

If, in the future, we sell common stock at a discount to our net asset value per share, stockholders who do not participate in such sale will experience immediate dilution in an amount that may be material.

On June 29, 2022, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a discount from net asset value per share, as long as the cumulative number of shares sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale, for a period of one year ending on the earlier of June 29, 2023 or the date of our 2023 Annual Meeting of Stockholders. Our stockholders will be asked to vote on a similar proposal at our 2023 Annual Meeting of Stockholders. If we sell or otherwise issue shares of our common stock at a discount to net asset value, it will pose a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuances or sale. In addition, such issuances or sales may adversely affect the price at which our common stock trades. For additional information and hypothetical examples of these risks, see “Sales of Common Stock Below Net Asset Value,” and for actual dilution illustrations specific to an offering, see the prospectus supplement pursuant to which such sale is made.

Our net asset value may have changed significantly since our last valuation.

Our board of directors determines the fair value of our portfolio investments on a quarterly basis based on input from our investment advisor, our audit committee and, as to certain of our investments, a third party independent valuation firm. While the board of directors will review our net asset value per share in connection with any offering, it will not always have the benefit of input from the independent valuation firm when it does so. The fair value of various individual investments in our portfolio and/or the aggregate fair value of our investments may change significantly over time. If the fair value of our investment portfolio at December 31, 2022 is less than the fair value was at the time of an offering during 2022, then we may record an unrealized loss on our investment portfolio and may report a lower net asset value per share than was reflected in the Selected Consolidated Financial Data and the financial statements included in the prospectus supplement of that offering. If the fair value of our investment portfolio at December 31, 2022 is greater than the fair value at the time of an offering during 2022, we may record an unrealized gain on our investment portfolio and may report a greater net asset value per share than so reflected in the prospectus supplement of that offering. Upon publication of this information in connection with our announcement of operating results for our fiscal year ended December 31, 2022, the market price of our common stock may fluctuate materially, and may be substantially less than the price per share you pay for our common stock in an offering.

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

As of February 28, 2023, we had 24,842,692 shares of common stock outstanding. Sales of substantial amounts of our common stock, or the availability of shares for sale, could adversely affect the prevailing market price of our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

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
Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 1603 Orrington Avenue, Suite 1005, Evanston, Illinois 60201, and are provided by our investment advisor pursuant to the Administration Agreement. Our investment advisor also maintains additional office space at 4201 Congress Street, Suite 250, Charlotte, North Carolina 28209, and 1140 Avenue of the Americas, 21st Floor, New York, New York 10036. We believe that our office facilities are suitable and adequate to our business as we contemplate conducting it.

Item 3. Legal Proceedings.

We are not, and our investment advisor is not, currently subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading on June 21, 2011 on the NASDAQ Global Market under the symbol “FDUS.” Effective January 3, 2012, our common stock was included in the NASDAQ Global Select Market. The last reported price for our common stock on February 28, 2023 was $20.84 per share. As of February 28, 2023, we had 20 stockholders of record.

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be sent to our U.S. stockholders of record. Our board of directors presently intends to declare and pay quarterly dividends. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

The tax character of distributions declared and paid in 2022 is described in Note 12 to our consolidated financial statements.

Stock Performance Graph

This graph compares the stockholder return on our common stock from December 31, 2017 to December 31, 2022 with that of the Russell 2000 Financial Services Index and the Standard & Poor’s 500 Total Return Stock Index. This graph assumes that on December 31, 2017, $100 was invested in our common stock, the Russell 2000 Financial Services Index, and the Standard & Poor’s 500 Total Return Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Comparison of Cumulative Total Return
For the period December 31, 2017 to December 31, 2022
Assumes Initial Investment of $100
240.00
220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Fidus Investment Corp.
S&P 500 Index
Russell 2000 Financial Services Index

Outstanding Securities

The following table shows our outstanding classes of securities as of December 31, 2022:

(a) Title of Class	(b) Amount Authorized		(c) Amount Held by us or for Our Account	d) Amount Outstanding Exclusive of Amounts Shown Under (c)
Common Stock	100,000,000		70,540	24,727,788
SBA Debentures	$325.0 million	(1)	—	$153.0 million
Credit Facility	$100.0 million		—	$—
Notes	$250.0 million		—	$250.0 million
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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	-	(1)
Offering Expenses born by us (as a percentage of offering price)	-	(2)
Dividend reinvestment plan expenses	-	(3)
Total stockholder transaction expenses paid by us (as a percentage of offering price)	-	(4)
Annual expenses (as a percentage of net assets attributable to common stock) (5):
Base management fee	3.02%	(6)
Incentive fees payable under Investment Advisory Agreement	3.29%	(7)
Interest payments on borrowed funds	3.76%	(8)
Other expenses	1.40%	(9)
Total annual expenses, before base management fee waiver	11.47%	(10)
Base management fee waiver	(0.06%)	(11)
Total annual expenses, net of base management fee waiver	11.41%	(12)

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
(5)
Net assets attributable to common stock equals average net assets, which is calculated as the average of the net assets balances as of each quarter end during the year ended December 31, 2022 and the prior year end.
(6)
Our base management fee is 1.75% of the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts). This item represents actual base management fees incurred for the year ended December 31, 2022. We may from time to time decide it is appropriate to change the terms of the Investment Advisory Agreement. Under the 1940 Act, any material change to our Investment Advisory Agreement must be submitted to stockholders for approval. The 3.02% reflected in the table is calculated on our net assets (rather than our total assets). See Item 1. “Business — Management and Other Agreements—Investment Advisory Agreement.”
(7)
This item represents actual fees incurred on pre-incentive fee net investment income (income incentive fee) and actual fees payable for the capital gains incentive fee for the year ended December 31, 2022. The capital gains incentive fee payable as of December 31, 2022 is $7.6 million. For the year ended December 31, 2022, we accrued capital gains incentive fees (reversal) of $(0.4) million in accordance with U.S. GAAP, which equals (0.09%) of average net assets attributable to common stock; such amount has not been included in the estimated expenses figure reflected in the table above.

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

See Item 1. “Business — Management and Other Agreements—Investment Advisory Agreement.”

(8)
As of December 31, 2022, we had outstanding SBA debentures of $153.0 million; we had $250.0 million outstanding of our Notes; we had no outstanding borrowings under our senior secured revolving credit agreement with certain lenders party thereto and ING Capital, LLC, as administrative agent (the “Credit Facility”), which has a total commitment of $100.0 million. Interest payments on borrowed funds is based on estimated annual interest and fee expenses on outstanding SBA debentures and the Notes and outstanding borrowings under the Credit Facility as of December 31, 2022 with a weighted average stated interest rate of 4.037% as of that date. We also pay a commitment fee between 0.5% and 2.675% per annum based the unutilized commitment under our Credit Facility. We have estimated the annual interest expense on borrowed funds and caution you that our actual interest expense will depend on prevailing interest rates and our rate of borrowing, which may be substantially higher than the estimate provided in this table.
(9)
Other expenses represent our estimated annual operating expenses, as a percentage of net assets attributable to common shares estimated for the current year, including professional fees, directors’ fees, insurance costs, expenses of our dividend reinvestment plan and payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by our administrator. See Item 1. “Business — Management and Other Agreements—Administration Agreement.” Other expenses exclude interest payments on borrowed funds, income tax (provision) benefit from realized gains on investment, income tax (provision) from deemed distribution of long term capital gains, and for issuances of debt securities or preferred stock, interest payments on debt securities and distributions with respect to preferred stock. “Other expenses” are based on actual other expenses for the year ended December 31, 2022.
(10)
“Total annual expenses, before base management fee waiver” as a percentage of consolidated net assets attributable to common stock are higher than the total annual expenses percentage would be for a company that is not leveraged. We borrow money to leverage our net assets and increase our total assets.
(11)
The Board of Directors accepted a voluntary, non-contractual, and unconditional waiver from the Investment Advisor to exclude any investments recorded as secured borrowings as defined under GAAP from the base management fee payable as of December 31, 2022. The base management fee waived as of December 31, 2022 is $0.3 million.
(12)
The SEC requires that the “total annual expenses, net of base management fee waiver” percentage be calculated as a percentage of net assets (defined as total assets less total liabilities), rather than the total assets, including assets that have been purchased with borrowed amounts. If the “total annual expenses, net of base management fee waiver” percentage were calculated instead as a percentage of average consolidated total assets, our “total annual expenses, net of base management fee waiver” would be 6.04% of average consolidated total assets.

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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return	$ 110	$ 310	$ 486	$ 835

You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return resulting entirely from net realized capital gains (all of which is subject to our incentive fee on capital gains)

	$ 119	$ 333	$ 515	$ 866

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

Recent Sales of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended December 31, 2022.

Issuer Purchases of Equity Securities

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 31, 2022, the Board extended the Stock Repurchase Program through December 31, 2023, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified, or discontinued at any time. During the year ended December 31, 2020, we repurchased 25,719 shares of common stock on the open market for $0.3 million. We did not make any repurchases of common stock during the years ended December 31, 2022 and 2021. Refer to Note 9 to our consolidated financial statements for additional information concerning stock repurchases.

Item 6. Reserved

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

We have certain wholly-owned subsidiaries (the “Taxable Subsidiaries”) that have elected to be treated as corporations for U.S. federal income tax purposes and are thus subject to U.S. federal income tax at corporate rates, each of which generally holds one or more of our portfolio investments listed on the consolidated schedules of investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that our consolidated financial statements reflect our investment in the portfolio company investments owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit us to hold equity investments in portfolio companies that are taxed as partnerships for U.S. federal income tax purposes (such as entities organized as limited liability companies (“LLCs”) or other forms of pass through entities) while complying with the “source-of-income” requirements contained in the RIC tax provisions. The Taxable Subsidiaries are not consolidated with us for U.S. federal corporate income tax purposes, and each Taxable Subsidiary will be subject to U.S. federal corporate income tax on its taxable income. Any such income or expense is reflected in the consolidated statements of operations.

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

Portfolio Composition, Investment Activity and Yield

During the years ended December 31, 2022 and 2021, we invested $333.8 million and $346.7 million, respectively, in debt and equity investments, including 19 and 19 new portfolio companies, respectively. During the years ended December 31, 2022 and 2021, we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $194.0 million and $472.8 million, respectively, including exits of twelve and eleven portfolio companies, respectively. The following table summarizes investment purchases and sales and repayments of investments by type for the years ended December 31, 2022 and 2021 (dollars in millions).

	Purchases of Investments				Sales and Repayments of Investments
	2022		2021		2022		2021
First Lien Debt(1)	$189.1	56.7%	$244.6	70.6%	$87.6	45.1%	$75.1	15.9%
Second Lien Debt	68.0	20.3	72.2	20.9	23.8	12.3	250.8	53.0
Subordinated Debt	66.6	20.0	16.4	4.7	2.0	1.0	88.2	18.7
Equity	10.1	3.0	13.3	3.8	78.7	40.6	58.7	12.4
Warrants	—	—	0.1	—	1.9	1.0	—	—
Total	$333.8	100.0%	$346.6	100.0%	$194.0	100.0%	$472.8	100.0%

(1) For the years ended December 31, 2022 and 2021, includes unitranche securities, which account for 36.5% and 62.4% of purchases, respectively. For the years ended December 31, 2022 and 2021, includes unitranche securities, which account for 25.9% and 11.5% of repayments, respectively.

As of December 31, 2022, the fair value of our investment portfolio totaled $860.3 million and consisted of 76 active portfolio companies and two portfolio companies that have sold their underlying operations. As of December 31, 2022, 43 portfolio companies’ debt investments bore interest at a variable rate, which represented $522.9 million, or 70.6%, of our debt investment portfolio on a fair value basis, and the remainder of our debt investment portfolio was comprised of fixed-rate investments. Overall, the portfolio had net unrealized appreciation of $31.6 million as of December 31, 2022. As of December 31, 2022, our average active portfolio company investment at amortized cost was $10.9 million, which excludes investments in the two portfolio companies that have sold their underlying operations.

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

The weighted average yield on debt investments as of December 31, 2022 and 2021 was 13.8% and 12.3%, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of December 31, 2022 and 2021, including the accretion of OID and debt investment origination fees, but excluding investments on non-accrual status, if any.

The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments (dollars in millions):

	Fair Value				Cost
	December 31,		December 31,		December 31,		December 31,
	2022		2021		2022		2021
First Lien Debt(1)	$456.1	53.0%	$354.9	49.4%	$453.6	54.7%	$353.3	56.8%
Second Lien Debt	182.9	21.3	158.8	22.1	213.7	25.8	168.6	27.1
Subordinated Debt	101.5	11.8	36.1	5.0	100.6	12.1	36.0	5.8
Equity	117.7	13.7	166.1	23.1	57.9	7.0	60.6	9.8
Warrants	2.1	0.2	3.2	0.4	2.9	0.4	3.3	0.5
Total	$860.3	100.0%	$719.1	100.0%	$828.7	100.0%	$621.8	100.0%

(1) Includes unitranche investments, which account for 42.1% and 43.4% of our portfolio on a fair value and cost basis as of December 31, 2022, respectively. Includes unitranche investments, which account for 40.2% and 46.3% of our portfolio on a fair value and cost basis as of December 31, 2021, respectively.

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	December 31,		December 31,		December 31,		December 31,
	2022		2021		2022		2021
United States
Midwest	$180.6	21.0%	$157.2	21.9%	$132.2	16.0%	$89.9	14.5%
Southeast	265.9	31.0	220.0	30.6	258.4	31.1	197.4	31.7
Northeast	127.4	14.8	126.6	17.6	134.9	16.3	127.8	20.6
West	151.5	17.6	105.9	14.7	161.9	19.5	100.1	16.1
Southwest	122.5	14.2	109.4	15.2	128.9	15.6	106.6	17.1
Canada	12.4	1.4	—	—	12.4	1.5	—	—
Total	$860.3	100.0%	$719.1	100.0%	$828.7	100.0%	$621.8	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value				Cost
	December 31,		December 31,		December 31,	December 31,
Name	2022		2021		2022	2021
Information Technology Services	33.3%		27.0%		35.4%	30.6%
Business Services	12.2		13.3		12.2	14.3
Healthcare Products	10.5		11.2		5.8	3.6
Specialty Distribution	6.4		8.0		5.6	8.2
Component Manufacturing	5.7		4.1		6.1	4.0
Aerospace & Defense Manufacturing	5.7		7.9		5.4	8.4
Transportation Services	5.5		2.9		5.6	3.3
Building Products Manufacturing	4.7		3.7		5.5	4.8
Promotional Products	3.0		3.1		3.0	4.1
Environmental Industries	2.5		3.0		2.6	3.5
Healthcare Services	2.5		3.6		2.5	4.2
Retail	2.4		1.6		3.9	1.8
Consumer Products	1.6		2.6		1.7	3.0
Oil & Gas Services	1.5		2.9		1.6	0.5
Utilities: Services	1.3		1.9		1.4	1.8
Industrial Cleaning & Coatings	1.2		1.5		1.6	2.1
Restaurants	—	(1)	—	(1)	0.1	0.1
Utility Equipment Manufacturing	—		1.5		—	1.4
Vending Equipment Manufacturing	—		0.2		—	0.3
Total	100.0%		100.0%		100.0%	100.0%

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

We also have observed, and continue to observe, supply chain disruptions, labor and resource shortages, commodity inflation, elements of financial market instability (including rapidly rising interest rates), an uncertain economic outlook for the United States (which may include a recession), and elements of geopolitical instability (including the ongoing war in Ukraine and U.S. and China relations). In the event that the U.S. economy enters into a protracted recession, it is possible that the results of certain U.S. middle market companies could experience deterioration. We are closely monitoring the effect of such market volatility may have on our portfolio companies and our investment activities. We also are maintaining close communications with our portfolio companies and have also increased oversight of credits in vulnerable industries to mitigate any decline in loan performance and reduce credit risk.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of December 31, 2022 and 2021 (dollars in millions):

	Fair Value				Cost
	December 31,		December 31,		December 31,		December 31,
Investment Rating	2022		2021		2022		2021
1	$84.4	9.8%	$119.8	16.7%	$26.9	3.2%	$19.1	3.1%
2	699.4	81.3	566.7	78.8	682.9	82.4	556.1	89.4
3	73.9	8.6	31.7	4.4	94.4	11.4	40.4	6.5
4	0.3	—	0.9	0.1	1.6	0.2	3.0	0.5
5	2.3	0.3	—	—	22.9	2.8	3.2	0.5
Total	$860.3	100.0%	$719.1	100.0%	$828.7	100.0%	$621.8	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of December 31, 2022 and 2021 was 2.0 and 1.9, respectively, on a fair value basis and 2.2 and 2.1, respectively, on a cost basis.

Non-Accrual

As of December 31, 2022 and December 31, 2021, we had debt investments in four and one portfolio companies, respectively on non-accrual status (dollars in millions):

	December 31, 2022				December 31, 2021
	Fair				Fair
Portfolio Company	Value		Cost		Value		Cost
EBL, LLC (EbLens)	$—		$9.3		$—	(1)	$—	(1)
US GreenFiber, LLC	—	(2)	5.2	(2)	—	(2)	5.2	(2)
K2 Merger Agreement Agent, LLC (fka K2 Industrial Services, Inc.)	2.1		2.4		—	(1)	—	(1)
Allredi, LLC (fka Marco Group International OpCo, LLC)	8.2		10.3		—	(1)	—	(1)
Total	$10.3		$27.2		$—		$5.2

(1) Portfolio company debt investment was not on non-accrual status as of December 31, 2021.

(2) Portfolio company was on PIK-only non-accrual status at period end, meaning the Company has ceased recognizing PIK interest income on the investment.

Discussion and Analysis of Results of Operations

Comparison of fiscal years ended December 31, 2022, 2021, and 2020

Investment Income

Below is a summary of the changes in total investment income for the years ended December 31, 2022, 2021, and 2020, as well as a comparison of those periods year-over-year (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Years Ended December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$ Change	% Change (1)	$ Change	% Change (1)
Interest income	$82.3	$73.1	$73.5	$9.2	12.7%	$(0.4)	(0.6%)
Payment-in-kind interest income	1.7	4.3	4.7	(2.6)	(61.3%)	(0.4)	(7.9%)
Dividend income	1.6	2.6	2.4	(1.0)	(38.7%)	0.2	6.8%
Fee income	8.0	10.4	4.5	(2.4)	(23.5%)	5.9	132.2%
Interest on idle funds	0.5	-	-	0.5	NM	-	NM
Total investment income	$94.1	$90.4	$85.1	$3.7	4.1%	$5.3	6.3%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the year ended December 31, 2022, total investment income was $94.1 million, an increase of $3.7 million or 4.1%, from the $90.4 million of total investment income for the year ended December 31, 2021. As reflected in the table above, the increase is primarily attributable to the following:

•
$6.6 million increase in total interest income (which includes a $2.6 million decrease in PIK interest income) resulting from an increase in average debt investment balances outstanding and a higher weighted average yield on debt investment balances outstanding, partially offset by repayments of PIK debt investments and an increase in PIK investments on non-accrual, during 2022 as compared to 2021.
•
$1.0 million decrease in dividend income, during 2022 as compared to 2021, due to decreased levels of distributions received from equity investments.
•
$2.4 million decrease in fee income resulting from a decrease in origination, management, and prepayment fee income during 2022 as compared to 2021.

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

Expenses

Below is a summary of the changes in total expenses, including income tax provision, for the years ended December 31, 2022, 2021, and 2020, as well as a comparison of those periods year-over-year (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Years Ended December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	$ Change	% Change (1)	$ Change	% Change (1)
Interest and financing expenses	$18.7	$19.2	$19.7	$(0.5)	(2.6%)	$(0.5)	(2.6%)
Base management fee	14.6	12.9	12.9	1.7	13.2%	-	NM
Incentive fee - income	8.3	10.3	9.0	(2.0)	(19.0%)	1.3	14.7%
Incentive fee - capital gains	(0.4)	18.2	(1.7)	(18.6)	(102.4%)	19.9	(1180.5%)
Administrative service expenses	1.9	1.7	1.7	0.2	10.6%	-	NM
Professional fees	2.5	1.9	2.6	0.6	29.7%	(0.7)	(27.6%)
Other general and administrative expenses	0.9	0.8	0.8	0.1	13.6%	-	NM
Total expenses before base management and income incentive fee waivers	46.5	65.0	45.0	(18.5)	(28.5%)	20.0	44.3%
Base management and income incentive fee waivers	(0.3)	(0.2)	(0.4)	(0.1)	71.6%	0.2	(58.4%)
Total expenses, net of base management and incentive fee waivers	46.2	64.8	44.6	(18.6)	(28.8%)	20.2	45.3%
Income tax provision	1.4	0.5	0.9	0.9	177.4%	(0.4)	(41.0%)
Total expenses, including income tax provision	$47.6	$65.3	$45.5	$(17.7)	(27.2%)	$19.8	43.7%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the year ended December 31, 2022, total expenses, including income tax provision, were $47.6 million, a decrease of $17.7 million or 27.2%, from the $65.3 million of total expenses, including income tax provision, for the year ended December 31, 2021. As reflected in the table above, the decrease is primarily attributable to the following:

•
$0.5 million decrease in interest and financing expenses due to the redemption of the higher interest bearing February 2024 Notes (as defined below) and November 2024 Notes (as defined below) and duplicative interest expense in the first quarter of 2021, partially offset by an increase in SBA debentures outstanding in 2022 and an increase in weighted average interest rate on borrowings, during 2022 as compared to 2021.
•
$1.7 million net increase in base management fee, including the base management fee waiver due to higher average total assets.
•
$2.0 million net decrease in the income incentive fee due to excess cash from repayments that had not yet been reinvested in yielding assets resulting in being in the ‘catch-up’ portion of the income incentive fee during the first half of 2022.
•
$18.6 million decrease in the capital gains incentive fee due to a $97.1 million decrease in net gain on investments (net realized gains (losses) plus net change in unrealized appreciation (depreciation) on investments) during 2022, as compared to the same period in 2021.
•
$0.6 million increase in professional fees due to increased legal costs for the equity at-the-market offering (the “ATM Program”), as well as increased audit and tax compliance expenses during 2022 as compared to 2021, some of which is timing related to expenses for the 2022 audit and tax returns.

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
•
$0.7 million decrease in professional fees due to decreased legal, audit and tax compliance costs during 2021 as compared to 2020.

Net Investment Income

Net investment income was $46.5 million, $25.1 million, and $39.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Net investment income increased by $21.4 million, or 85.3%, during fiscal 2022 as compared to fiscal 2021, as a result of the $17.7 million decrease in total expenses, including the base management fee waivers and income tax provision and the $3.7 million increase in total investment income.

Net investment income decreased by $14.5 million, or 36.6%, during fiscal 2021 as compared to fiscal 2020, as a result of the $19.8 million increase in total expenses, including the base management and income incentive fee waiver and income tax provision, partially offset by the $5.3 million increase in total investment income.

Net Gain (Loss) on Investments

For the year ended December 31, 2022, the total net realized gain/(loss) on investments, before income tax (provision)/benefit, was $65.6 million. Income tax (provision)/benefit from realized gains on investments was $(1.8) million for the year ended December 31, 2022. We realize a gain/(loss) on our equity investments primarily when we either sell our equity investment or the underlying portfolio company is sold. Significant realized gains (losses) for the year ended December 31, 2022 are summarized below (dollars in millions):

		Net Realized
Portfolio Company	Realization Event (1)	Gains (Losses)
Pfanstiehl, Inc.	Partial sale of equity investment	24.3
Pinnergy, Ltd.	Sale of equity investment	15.3
SES Investors, LLC (dba SES Foam)	Exit of portfolio company	9.0
SpendMend LLC	Exit of portfolio company	6.3
Bandon Fitness (Texas), Inc.	Exit of portfolio company	3.2
TransGo, LLC	Exit of portfolio company	1.9
Palisade Company, LLC	Exit of portfolio company	1.9
Midwest Transit Equipment, Inc.	Exit of portfolio company	1.5
The Tranzonic Companies	Exit of portfolio company	1.4
AVC Investors, LLC (dba Auveco)	Exit of portfolio company	0.8
OMC Investors, LLC (dba Ohio Medical Corporation)	Exit of portfolio company	0.7
CRS Solutions Holdings, LLC (dba CRS Texas)	Sale of portfolio company	0.4
Mirage Trailers LLC	Exit of portfolio company	0.3
Frontline Food Services, LLC (f/k/a Accent Food Services, LLC)	Exit of portfolio company	0.2
FDS Avionics Corp.	Escrow liability release	0.2
Mesa Line Services, LLC	Exit of portfolio company	0.2
Revenue Management Solutions, LLC	Exit of portfolio company	0.1
Pool & Electrical Products, LLC	Escrow distribution	0.1
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	Escrow distribution	(0.1)
Hilco Plastics Holdings, LLC (dba Hilco Technologies)	Exit of portfolio company	(0.4)
Xeeva, Inc.	Exit of portfolio company	(1.7)
Net realized gain (loss) on investments		65.6
Income tax (provision) benefit from realized gains on investments		(1.8)
Net realized gain (loss), net of income tax provision, on investments		$63.8

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

For the year ended December 31, 2021, the total net realized gain/(loss) on investments, before income tax (provision)/benefit was $55.8 million. Income tax (provision)/benefit from realized gains on investments was $(2.1) million for the year ended December 31, 2021. We realize a gain/(loss) on our equity investments primarily when we either sell our equity investment or the underlying portfolio company is sold. Significant realized gains (losses) for the year ended December 31, 2021 are summarized below (dollars in millions):

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

During the years ended December 31, 2022, 2021, and 2020, we recorded a net change in unrealized appreciation (depreciation) on investments attributable to the following (dollars in millions):

	Year Ended December 31,
Unrealized Appreciation (Depreciation)	2022	2021	2020
Exit, sale or restructuring of investments	$(60.1)	$(9.0)	$(0.8)
Fair value adjustments to debt investments	(20.8)	(5.5)	(27.8)
Fair value adjustments to equity investments	15.2	56.0	22.0
Net change in unrealized appreciation (depreciation)	$(65.7)	$41.5	$(6.6)

Net Increase in Net Assets Resulting From Operations

Net increase in net assets resulting from operations was $35.8 million, $116.1 million, and $31.2 million for the years ended December 31, 2022, 2021, and 2020, respectively, as a result of the events described above.

Liquidity and Capital Resources

As of December 31, 2022, we had $62.4 million in cash and cash equivalents and our net assets totaled $480.3 million. We believe that our current cash and cash equivalents on hand, our Credit Facility, our continued access to SBA-guaranteed debentures, and our anticipated cash flows from investments will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of securities (including the ATM Program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. In light of current market conditions, we will continually evaluate our overall liquidity position and take proactive steps to maintain that position based on the current circumstances. This "Financial Liquidity and Capital Resources" section should be read in conjunction with the notes of our consolidated financial statements.

Cash Flows

For the year ended December 31, 2022, we experienced a net decrease in cash and cash equivalents in the amount of $(107.1) million. During that period, we used $(105.5) million of cash from operating activities, which included proceeds received from sales and repayments of investments of $194.0 million, which were offset by the funding of $333.8 million of investments. During the same period, we received proceeds from the issuances of SBA debentures of $76.0 million, which were partially offset by repayments of SBA debentures of $30.0 million, net proceeds from the ATM Program of $5.8 million, cash dividends paid to stockholders of $49.1 million, and the payment of deferred financing costs related to our debt financings of $3.5 million.

For the year ended December 31, 2021, we experienced a net increase in cash and cash equivalents in the amount of $45.1 million. During that period, we were provided $167.9 million of cash from operating activities, which included proceeds received from sales and repayments of investments of $472.8 million, which were partially offset by the funding of $346.7 million of investments. During the same period, we received proceeds from the issuances of SBA debentures of $23.5 million and proceeds from the issuance of our November 2026 Notes (as defined below) of $125.0 million; which were partially offset by repayments of Public Notes (as defined below) of $182.3 million, repayments of SBA debentures of $63.5 million, cash dividends paid to stockholders of $39.1 million, and the payment of deferred financing costs related to our debt financings of $4.0 million.

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

SBA Debentures

The Funds are licensed to operate as SBICs, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the SBA regulations, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $175.0 million, whichever is less. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of December 31, 2022, Fund II and Fund III had $40.0 million and $113.0 million of outstanding SBA debentures, respectively. Subject to SBA regulatory requirements and approval, Fund III may access up to $62.0 million of additional SBA debentures under the SBIC debenture program. For more information on the SBA debentures, please refer to Note 6 to our consolidated financial statements.

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

We have made customary representations and warranties and we are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of December 31, 2022, we were in compliance with all covenants of the Credit Facility and there were no borrowings outstanding under the Credit Facility.

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

Secured Borrowing

As of December 31, 2022 the carrying value of secured borrowings totaled $16.9 million and the fair value of the associated loans included in investments was $16.9 million. As of December 31, 2021, the carrying value of secured borrowings totaled $17.6 million and the fair value of the associated loans included in investments was $17.5 million. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets that did not meet the definition of a “participating interest.” As a result, sale treatment was not permitted and these partial loan sales were treated as secured borrowings. The weighted average interest rate on our secured borrowings was approximately 7.786% and 4.392% as of December 31, 2022 and 2021, respectively.

As of December 31, 2022, the weighted average stated interest rates for our SBA debentures and Notes were 3.479% and 4.125%, respectively. As of December 31, 2022, we had $100.0 million of unutilized commitment under our Credit Facility and we were subject to a 1.200% fee on such amount. As of December 31, 2022, the weighted average stated interest rate on total debt outstanding was 4.037%.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if the Board, including the Independent Directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. On June 29, 2022, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 29, 2023 or the date of our 2023 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2023 Annual Meeting of Stockholders. Our stockholders specified that the cumulative number of shares sold in each offering during the one-year period ending on the earlier of June 29, 2023 or the date of our 2023 Annual Meeting of Stockholders may not exceed 25.0% of our outstanding common stock immediately prior to each such sale.

Stock Repurchase Program

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 31, 2022, the Board extended the Stock Repurchase Program through December 31, 2023, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and we cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. We did not make any repurchases of common stock during the years ended December 31, 2022 and 2021. During the year ended December 31, 2020, the Company repurchased 25,719 shares, of common stock on the open market for $0.3 million. Refer to Note 8 to our consolidated financial statements for additional information concerning stock repurchases.

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

•

the Board consulted with the independent third-party valuation firm(s) in arriving at our determination of fair value for 16 and 17 of our portfolio company investments representing 29.5% and 21.8% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended December 31, 2022 and 2021, respectively) as of December 31, 2022 and 2021, respectively;

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

For our debt investments, the primary valuation technique used to estimate the fair value is the discounted cash flow method. However, if there is deterioration in credit quality or a debt investment is in workout status, we may consider other methods in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. Our discounted cash flow models estimate a range of fair values by applying an appropriate discount rate to the future cash flow streams of our debt investments, based on future interest and principal payments as set forth in the associated debt investment agreements. We prepare a weighted average cost of capital for use in the discounted cash flow model for each investment, based on factors, including, but not limited to: current pricing and credit metrics for similar proposed or executed investment transactions of private companies; the portfolio company’s historical financial results and outlook; and the portfolio company’s current leverage and credit quality as compared to leverage and credit quality as of the date the investment was made. We may also consider the following factors when determining the fair value of debt investments: the portfolio company’s ability to make future scheduled payments; prepayment penalties and other fees; estimated remaining life; the nature and realizable value of any collateral securing such debt investment; and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made. We estimate the remaining life of our debt investments to generally be the legal maturity date of the instrument, as we generally intend to hold debt investments to maturity. However, if we have information available to us that the debt investment is expected to be repaid in the near term, we would use an estimated remaining life based on the expected repayment date.

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

PIK income. Certain of our investments contain a PIK income provision. The PIK income, computed at the contractual rate specified in the applicable investment agreement, is added to the principal balance of the investment, rather than being paid in cash, and recorded as interest or dividend income, as applicable, on the consolidated statements of operations. Generally, PIK can be paid-in-kind or all in cash. We stop accruing PIK income when there is reasonable doubt that PIK income will be collected. PIK income that has been contractually capitalized to the principal balance of the investment prior to the non-accrual designation date is not reserved against interest or dividend income, but rather is assessed through the valuation of the investment (with corresponding adjustments to unrealized depreciation, as applicable). PIK income is included in our taxable income and, therefore, affects the amount we are required to pay to our stockholders in the form of dividends in order to maintain our tax treatment as a RIC, even though we have not yet collected the cash.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•

We have entered into the Investment Advisory Agreement with Fidus Investment Advisors, LLC, as our investment advisor. Pursuant to the Investment Advisory Agreement, our investment advisor manages our day-to-day operating and investing activities. We pay our investment advisor a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. See Note 5 to our consolidated financial statements.

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

•

The Investment Advisor, in consultation with the Board, agreed to voluntarily waive $0.4 of the income incentive fee for the year ended December 31, 2020. There was no income incentive fee waiver for the years ended December 31, 2022 and 2021.

•

The Investment Advisor, in consultation with the Board, agreed to voluntarily waive $0.3 million and $0.2 million of the base management fees on any assets accounted for as secured borrowings as defined under GAAP for the years ended December 31, 2022 and 2021, respectively.

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

Recent Developments

On February 15, 2023, our Board declared a regular quarterly dividend of $0.41 per share, a supplemental dividend of $0.15 per share, and a special dividend of $0.10 per share, each payable on March 29, 2023 to stockholders of record as of March 22, 2023.

On February 23, 2023, we invested $11.0 million in first lien debt and common equity of USG AS Holdings, LLC, a leading provider of water asset management services for small and medium public water utilities in North America.

On February 27, 2023, we issued an additional $4.0 million in SBA debentures, which will bear interest at a fixed interim interest rate of 5.344% until the pooling date in March 2023.

On February 28, 2023, we invested $10.4 million in first lien debt, subordinated debt, and common equity of CTM Group, Inc., a leading provider of turn-key entertainment solutions across tourist attractions, leisure venues, and high traffic retail sites.

For the period from January 1, 2023, to February 28, 2023, we sold a total of 114,904 shares of our common stock under the ATM Program for gross proceeds of approximately $2.4 million and net proceeds of approximately $2.4 million, after deducting commissions to the sales agents on shares sold and offering expenses.

On March 1, 2023, we invested $18.8 million in first lien debt and common equity of QED Technologies International, Inc., a leading provider of precision optics finishing and inspection equipment, products, and services for the semiconductor, military, space, R&D, imaging, and other industries.

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

In the future, our investment income may also be affected by changes in various interest rates, including the decommissioning of LIBOR and changes in alternate rates and prime rates, to the extent of any debt investments that include floating interest rates. Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could result the United States into a recession, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as LIBOR and SOFR are not offset by a corresponding increase in the spread over such base rate that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to such base rate. More recently, the Federal Reserve has indicated that it would likely raise interest rates in March 2022 in response to an increase in inflation. See Item 1A. “Risk Factors – Changes in interest rates will affect our cost of capital and net investment income”, “Risk Factors – Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies”, and “Risk Factors – Changes relating to the discontinuation LIBOR may adversely affect the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

As of December 31, 2022 and 2021, 43 and 32 portfolio companies’ debt investments, respectively, bore interest at a variable rate, which represented $522.9 million and $376.0 million of our portfolio on a fair value basis, respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Our pooled SBA debentures and our Notes bear interest at fixed rates. Our Credit Facility bears interest, at our election, at a rate per annum equal to (a) 2.675% on SOFR loans prior to satisfying certain step-down conditions (or 2.50% after satisfying certain step-down conditions, with commensurate reductions in the applicable margins for base rate loans). We pay a commitment fee that varies depending on the size of the unused portion of the Credit Facility: 2.500% to 2.675% per annum on the unused portion of the Credit Facility at or below 35% of the commitments and 0.50% per annum on any remaining unused portion of the Credit Facility between the total commitments and the 35% minimum utilization. The Credit Agreement relating to the Credit Facility contains certain covenants, including a minimum asset coverage ratio of 1.50 to 1.00 (on a regulatory basis) and a senior asset coverage ratio of no less than 2.00 to 1.00. The Credit Facility is secured by a first priority security interest in all of our assets, excluding the assets of our SBIC subsidiaries.

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

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of December 31, 2022 (dollars in millions):

	Interest Income	Interest Expense
	Increase	Increase	Net Increase	Net Investment
Basis Point Increase (Decrease)	(Decrease) (1) (2)	(Decrease) (4)	(Decrease)	Income (3)
(200)	$(10.7)	$(0.3)	$(10.4)	$(8.3)
(150)	(8.0)	(0.2)	(7.8)	(6.2)
(100)	(5.3)	(0.2)	(5.1)	(4.1)
(50)	(2.7)	(0.1)	(2.6)	(2.1)
50	2.7	0.1	2.6	2.1
100	5.4	0.2	5.2	4.2
150	8.1	0.3	7.8	6.2
200	10.7	0.4	10.3	8.2
250	13.4	0.4	13.0	10.4
300	16.1	0.5	15.6	12.5

(1)	Certain of our variable rate debt investments have a LIBOR, SOFR, or PRIME interest rate floor, which lessens the impact of decreases in interest rates.
(2)	Interest income calculated assuming three-month LIBOR rate, three-month SOFR rate, and the PRIME rate as of December 31, 2022.
(3)	Includes the impact of income incentive fee at 20.0% on net increase (decrease) in net interest.
(4)	As of December 31, 2022, we did not have any borrowings outstanding under our Credit Facility.

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of

Fidus Investment Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Fidus Investment Corporation and Subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes, which include the senior securities table, to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2022 and 2021, by correspondence with the custodians, portfolio companies or agents or by other appropriate procedures where replies from custodians, portfolio companies or agents were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of level 3 investments

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company measures substantially all of its investments at fair value using unobservable inputs and assumptions as there is no readily available market value. Due to the use of unobservable inputs in determining fair value, these investments are classified as level 3 within the fair value hierarchy and total $860,019 thousand as of December 31, 2022.

We identified the valuation of level 3 investments as a critical audit matter because of certain significant assumptions management makes in determining the estimate, including the selected valuation techniques, revenue or EBITDA multiples, and discount rates. Auditing management’s valuation techniques and assumptions of revenue and EBITDA multiples and the discount rate involved a high degree of auditor judgment and increased audit effort, including the use of valuation specialists, as changes in these assumptions could have a significant impact on the fair value of the level 3 investments.

Our audit procedures related to the Company’s valuation of level 3 investments included the following, among others:

•
We evaluated the appropriateness of management’s valuation techniques, such as the discounted cash flow or enterprise value, and management’s asset coverage analysis. We also evaluated whether assumptions used by management, including revenue, EBITDA, or asset coverage multiples, and discount rates, were reasonable by comparing and calibrating these inputs to purchase data and market information obtained from external sources while considering portfolio company specific factors like performance. For a selection of investments, we utilized valuation specialists to perform this evaluation.

•
For a select number of investments, we utilized our valuation specialists to develop an independent fair value estimate which was compared to management’s estimate.

•
We evaluated the Company’s historical ability to estimate fair value by comparing the fair value as estimated by management against sale transactions, taking into consideration changes in market or investment specific factors, where applicable and available.

/s/ RSM US LLP

We have served as the Company's auditor since 2007.

Chicago, Illinois

March 2, 2023

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	December 31,	December 31,
	2022	2021
ASSETS
Investments, at fair value:
Control investments (cost: $17,915 and $6,833, respectively)	$—	$2,151
Affiliate investments (cost: $55,804 and $55,519, respectively)	101,590	137,284
Non-control/non-affiliate investments (cost: $754,974 and $559,434, respectively)	758,739	579,689
Total investments, at fair value (cost: $828,693 and $621,786, respectively)	860,329	719,124
Cash and cash equivalents	62,350	169,417
Interest receivable	11,826	8,231
Prepaid expenses and other assets	1,455	413
Total assets	$935,960	$897,185
LIABILITIES
SBA debentures, net of deferred financing costs (Note 6)	$148,476	$103,978
Notes, net of deferred financing costs (Note 6)	246,128	245,016
Borrowings under Credit Facility, net of deferred financing costs (Note 6)	(1,380)	(595)
Secured borrowings	16,880	17,637
Accrued interest and fees payable	4,747	4,668
Base management fee payable, net of base management fee waiver – due to affiliate	3,769	3,135
Income incentive fee payable – due to affiliate	3,035	2,622
Capital gains incentive fee payable – due to affiliate	22,659	29,227
Administration fee payable and other – due to affiliate	576	668
Taxes payable	9,937	2,410
Accounts payable and other liabilities	790	655
Total liabilities	$455,617	$409,421
Commitments and contingencies (Note 7)
NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 24,727,788 and 24,437,400 shares
issued and outstanding at December 31, 2022 and December 31, 2021, respectively)	$25	$24
Additional paid-in capital	395,672	361,807
Total distributable earnings	84,646	125,933
Total net assets	480,343	487,764
Total liabilities and net assets	$935,960	$897,185
Net asset value per common share	$19.43	$19.96

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations

(in thousands, except shares and per share data)

	Years Ended December 31,
	2022	2021	2020
Investment Income:
Interest income
Control investments	$—	$3,735	$1,889
Affiliate investments	3,464	2,695	3,511
Non-control/non-affiliate investments	78,880	66,648	68,095
Total interest income	82,344	73,078	73,495
Payment-in-kind interest income
Control investments	—	2,117	1,748
Affiliate investments	30	368	287
Non-control/non-affiliate investments	1,633	1,809	2,625
Total payment-in-kind interest income	1,663	4,294	4,660
Dividend income
Control investments	—	568	—
Affiliate investments	725	1,172	837
Non-control/non-affiliate investments	889	895	1,630
Total dividend income	1,614	2,635	2,467
Fee income
Control investments	—	1,872	—
Affiliate investments	457	385	120
Non-control/non-affiliate investments	7,525	8,174	4,372
Total fee income	7,982	10,431	4,492
Interest on idle funds	534	8	9
Total investment income	94,137	90,446	85,123
Expenses:
Interest and financing expenses	18,665	19,164	19,678
Base management fee	14,568	12,874	12,932
Incentive fee - income	8,318	10,266	8,952
Incentive fee (reversal) - capital gains	(432)	18,196	(1,684)
Administrative service expenses	1,902	1,719	1,720
Professional fees	2,463	1,899	2,622
Other general and administrative expenses	994	875	816
Total expenses before base management and income incentive fee waivers	46,478	64,993	45,036
Base management and income incentive fee waivers	(302)	(176)	(423)
Total expenses, net of base management and incentive fee waivers	46,176	64,817	44,613
Net investment income before income taxes	47,961	25,629	40,510
Income tax provision (benefit)	1,412	509	862
Net investment income	46,549	25,120	39,648
Net realized and unrealized gains (losses) on investments:
Net realized gains (losses):
Control investments	48	20,521	—
Affiliate investments	39,833	124	24,655
Non-control/non-affiliate investments	25,754	35,163	(25,623)
Total net realized gain (loss) on investments	65,635	55,808	(968)
Income tax (provision) benefit from realized gains on investments	(1,841)	(2,057)	(577)
Income tax (provision) from deemed distribution of long term capital gains	(8,568)	—	—
Net change in unrealized appreciation (depreciation):
Control investments	(13,233)	34	1,182
Affiliate investments	(35,979)	32,207	(15,669)
Non-control/non-affiliate investments	(16,490)	9,255	7,909
Total net change in unrealized appreciation (depreciation) on investments	(65,702)	41,496	(6,578)
Net gain (loss) on investments, including income tax (provision) benefit	(10,476)	95,247	(8,123)
Realized losses on extinguishment of debt	(251)	(4,263)	(299)
Net increase (decrease) in net assets resulting from operations	$35,822	$116,104	$31,226
Per common share data:
Net investment income per share-basic and diluted	$1.90	$1.03	$1.62
Net increase in net assets resulting from operations per share — basic and diluted	$1.46	$4.75	$1.28
Dividends declared per share	$2.00	$1.60	$1.33
Weighted average number of shares outstanding — basic and diluted	24,468,172	24,437,400	24,442,431

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets

(in thousands, except shares)

	Common Stock		Additional	Total
	Number of	Par	paid-in	distributable	Total net
	shares	value	capital	earnings	assets
Balances at December 31, 2019	24,463,119	$24	$366,061	$46,225	$412,310
Repurchases of common stock under Stock Repurchase Program (Note 8)	(25,719)	—	(268)	—	(268)
Net investment income	—	—	—	39,648	39,648
Net realized gain (loss) on investments, net of taxes	—	—	—	(1,545)	(1,545)
Net unrealized appreciation (depreciation) on investments	—	—	—	(6,578)	(6,578)
Realized losses on extinguishment of debt	—	—	—	(299)	(299)
Dividends declared	—	—	—	(32,508)	(32,508)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(1,811)	1,811	—
Balances at December 31, 2020	24,437,400	$24	$363,982	$46,754	$410,760
Net investment income	—	—	—	25,120	25,120
Net realized gain (loss) on investments, net of taxes	—	—	—	53,751	53,751
Net unrealized appreciation (depreciation) on investments	—	—	—	41,496	41,496
Realized losses on extinguishment of debt	—	—	—	(4,263)	(4,263)
Dividends declared	—	—	—	(39,100)	(39,100)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(2,175)	2,175	—
Balances at December 31, 2021	24,437,400	$24	$361,807	$125,933	$487,764
Public offering of common stock, net of expenses	290,388	1	5,808	—	5,809
Net investment income	—	—	—	46,549	46,549
Net realized gain (loss) on investments, net of taxes	—	—	—	63,794	63,794
Net unrealized appreciation (depreciation) on investments	—	—	—	(65,702)	(65,702)
Realized losses on extinguishment of debt				(251)	(251)
Dividends declared	—	—	—	(49,052)	(49,052)
Deemed distribution of long term capital gains			32,233	(40,801)	(8,568)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(4,176)	4,176	—
Balances at December 31, 2022	24,727,788	$25	$395,672	$84,646	$480,343

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$35,822	$116,104	31,226
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Net change in unrealized (appreciation) depreciation on investments	65,702	(41,496)	6,578
Net realized (gain) loss on investments	(65,635)	(55,808)	968
Interest and dividend income paid-in-kind	(1,663)	(4,399)	(4,660)
Accretion of original issue discount	(242)	(755)	(297)
Accretion of loan origination fees	(1,625)	(2,512)	(1,344)
Purchase of investments	(333,846)	(346,737)	(189,996)
Proceeds from sales and repayments of investments	193,980	472,782	210,774
Proceeds from loan origination fees	2,124	2,670	2,027
Realized losses on extinguishment of debt	251	4,263	299
Amortization of deferred financing costs	2,104	2,215	2,271
Amortization of deferred equity financing costs	3	—	—
Changes in operating assets and liabilities:
Interest receivable	(3,595)	(683)	(1,217)
Prepaid expenses and other assets	(1,045)	602	130
Accrued interest and fees payable	79	1,168	(5)
Base management fee payable, net of base management fee waiver – due to affiliate	634	(109)	(90)
Income incentive fee payable – due to affiliate	413	12	1,113
Capital gains incentive fee (reversal) – due to (from) affiliate	(6,568)	18,196	(1,684)
Administration fee payable and other – due to affiliate	(92)	92	89
Taxes payable	7,527	2,135	(272)
Accounts payable and other liabilities	135	161	52
Net cash provided by (used for) operating activities	(105,537)	167,901	55,962
Cash Flows from Financing Activities:
Proceeds from common stock offerings, net of expenses	5,809	—	—
Proceeds received from SBA debentures	76,000	23,500	6,000
Repayments of SBA debentures	(30,000)	(63,500)	(16,500)
Proceeds received from issuance of Notes	—	125,000	125,000
Principal payments on Notes	—	(182,250)	—
Proceeds received from (repayments of) borrowings under Credit Facility, net	—	—	(25,000)
Proceeds received from (repayments of) Secured Borrowings, net	(757)	17,637	—
Payment of deferred financing costs	(3,530)	(4,079)	(3,390)
Dividends paid to stockholders, including expenses	(49,052)	(39,100)	(32,508)
Repurchases of common stock under Stock Repurchase Program	—	—	(268)
Net cash provided by (used for) financing activities	(1,530)	(122,792)	53,334
Net increase (decrease) in cash and cash equivalents	(107,067)	45,109	109,296
Cash and cash equivalents:
Beginning of period	169,417	124,308	15,012
End of period	$62,350	$169,417	$124,308
Supplemental information and non-cash activities:
Cash payments for interest	$16,482	$15,781	$17,412
Cash payments for taxes, net of tax refunds received	$4,294	$431	$1,711

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2022

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets

Control Investments (t)
EBL, LLC (EbLens)	Retail
Second Lien Debt (j)(y)			0.00%/13.00%	10/3/2022	10/3/2025	$9,350	$9,332	$—
Common Equity (75,000 units) (j)				7/13/2017			750	—
Common Equity (375 units) ($375 unfunded commitment) (j)				10/3/2022			1,000	—
							11,082	—	0%
US GreenFiber, LLC (n)	Building Products Manufacturing
Second Lien Debt (j)(y)			10.00%/3.00%	7/3/2014	8/30/2024	5,226	5,223	—
Common Equity (2,522 units) (h)(j)				7/3/2014			586	—
Common Equity (425,508 units) (j)				8/30/2019			1	—
Common Equity (1,022,813 units) (h)(j)				7/1/2020			1,023	—
							6,833	—	0%

Total Control Investments							$17,915	$—	0%

Affiliate Investments (l)
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	Building Products Manufacturing
Subordinated Debt (j)			10.00%/0.00%	12/31/2021	12/31/2027	$9,602	$9,602	$9,602
Common Equity (5,690 units) (h) (j)				12/31/2021			5,690	5,897
Common Equity (7,113 units) (h) (j)				12/31/2021			7,113	7,669
Common Equity (2,012 units) (h) (j)				12/31/2021			-	-
							22,405	23,168	4%
Medsurant Holdings, LLC	Healthcare Services
Preferred Equity (84,997 units) (h)(j)				4/12/2011			716	591
Warrant (252,588 units) (h)(j)(m)				4/12/2011			2,258	1,949
							2,974	2,540	1%
Pfanstiehl, Inc.	Healthcare Products
Subordinated Debt (j)			10.00%/0.00%	8/2/2022	8/2/2027	10,000	9,954	9,954
Common Equity (2,550 units) (j)				3/29/2013			255	42,038
							10,209	51,992	11%

Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	Aerospace & Defense Manufacturing
First Lien Debt (k)(ag)		(L + 5.50%) / (1.00%)	10.23%/0.00%	2/12/2021	2/11/2026	15,000	14,931	14,999
Common Equity (12,035 units) (j)				8/25/2021			1,204	1,204
Common Equity (38,493 units) (j)				12/16/2022			2,609	2,443
Common Equity (4,663 units) (j)				9/16/2022			472	472
							19,216	19,118	4%
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Common Equity (1,000,000 units)				11/12/2015			1,000	4,772	1%

Total Affiliate Investments							$55,804	$101,590	21%

Non-control/Non-affiliate Investments
2KDirect, Inc. (dba iPromote)	Information Technology Services
First Lien Debt (k)(at)		(L + 6.75%) / (0.50%)	11.48%/0.00%	6/25/2021	6/25/2026	$11,558	$11,497	$11,560
First Lien Debt (j)(aa)		(L + 6.75%) / (0.50%)	11.48%/0.00%	7/30/2021	6/25/2026	3,556	3,556	3,556
Common Equity (1,000,000 units)				6/25/2021			1,000	477
							16,053	15,593	3%
Acendre Midco, Inc.	Information Technology Services
First Lien Debt (j)		(S + 7.75%) / (0.50%)	12.30%/0.00%	10/6/2021	10/6/2026	5,500	5,488	5,500
First Lien Debt (j)		(S + 7.75%) / (0.50%)	12.30%/0.00%	10/6/2021	10/6/2026	12,500	12,450	12,500
Revolving Loan ($1,000 unfunded commitment) (j)(i)		(S + 7.50%) / (0.50%)	12.30%/0.00%	10/6/2021		—	—	—
Common Equity (500,000 shares) (j)				10/6/2021			371	433
Warrant (150,000 shares) (j)(m)				10/6/2021			129	130
Preferred Equity (77,016 shares) (j)				9/26/2022			88	143
							18,526	18,706	4%
Aeronix Inc.	Aerospace & Defense Manufacturing
First Lien Debt (ai)		(L + 5.88%) / (0.50%)	10.63%/0.00%	6/11/2021	6/11/2026	14,250	14,184	14,250
Common Equity (549 units)				6/11/2021			593	779
							14,777	15,029	4%
Allredi, LLC (fka Marco Group International OpCo, LLC)	Industrial Cleaning & Coatings
Second Lien Debt (y)			12.50%/2.25%	3/2/2020	9/2/2026	10,345	10,281	8,144
Common Equity (570,636 units) (h)(j)				7/21/2017			637	98
Common Equity (39,443 units) (h)(j)				11/24/2021			22	55
							10,940	8,297	2%
American AllWaste LLC (dba WasteWater Transport Services)	Environmental Industries
First Lien Debt (j)(p)		(L + 6.15%) / (1.00%)	9.82%/0.00%	6/28/2021	6/28/2026	20,500	20,329	20,500
First Lien Debt (j)(o)		(L + 3.75%) / (1.00%)	7.42%/0.00%	6/28/2021	6/28/2026	330	330	325
Preferred Equity (500 units) (h)(j)				5/31/2018			500	547
Preferred Equity (207 units) (h)(j)				8/6/2019			250	264
Preferred Equity (141 units) (h)(j)				11/2/2020			171	180
Preferred Equity (74 units) (h)(j)				12/29/2021			97	101
							21,677	21,917	5%
AmeriWater, LLC	Component Manufacturing
First Lien Debt (af)		(S + 6.25%) / (1.00%)	9.81%/0.00%	7/8/2022	7/8/2027	7,704	7,662	7,662
Subordinated Debt (j)			7.00%/7.00%	7/8/2022	1/8/2028	2,069	2,060	2,060
Common Equity (1,000 units) (h)(j)				7/8/2022			1,000	1,000
							10,722	10,722	2%
AOM Intermediate Holdco, LLC (dba AllOver Media)	Information Technology Services
First Lien Debt (aq)		(S + 6.50%) / (0.75%)	10.31%/0.00%	2/1/2022	2/1/2027	10,000	9,940	10,000
Common Equity (750 units) (h)(j)				2/1/2022			750	741
							10,690	10,741	2%
APM Intermediate Holdings, LLC (dba Artistic Paver Manufacturing, Inc.)	Building Products Manufacturing
First Lien Debt (av)		(S + 7.00%) / (2.00%)	11.21%/0.00%	11/8/2022	11/8/2027	15,000	14,890	14,890
Common Equity (1,200 units) (h)(j)				11/8/2022			1,200	1,200
							16,090	16,090	4%
Applied Data Corporation	Information Technology Services
First Lien Debt (k)(v)		(S + 6.25%) / (1.50%)	10.07%/0.00%	11/6/2020	11/6/2025	19,005	18,916	19,005
Common Equity (24 units)				11/6/2020			66	465
Preferred Equity (1,184,711 units)				11/6/2020			1,185	1,364
							20,167	20,834	5%
Auto CRM LLC (dba Dealer Holdings)	Information Technology Services
First Lien Debt (au)		(P + 5.50%) / (3.25%)	13.00%/0.85%	10/1/2021	10/1/2026	7,581	7,525	7,581
Subordinated Debt			0.00%/12.75%	10/1/2021	12/31/2026	587	584	587
Common Equity (500 units) (j)				10/1/2021			500	471
							8,609	8,639	2%
BCM One Group Holdings, Inc.	Information Technology Services
Subordinated Debt (j)			10.25%/0.00%	11/17/2021	11/17/2028	11,333	11,279	11,333	2%

Bedford Precision Parts LLC	Specialty Distribution
Common Equity (500,000 units) (h)(j)				3/12/2019			484	486	0%

BP Thrift Buyer, LLC (dba myUnique and Ecothrift)	Retail
First Lien Debt (j)(al)		(S + 5.75%) / (1.50%)	9.31%/0.00%	9/13/2022	9/13/2027	20,000	19,564	19,564
Common Equity (1,000 units) (j)				9/13/2022			1,000	1,000
							20,564	20,564	4%
Cardback Intermediate, LLC (dba Chargeback Gurus)	Information Technology Services
First Lien Debt (j)(ah)		(L + 6.50%) / (0.75%)	10.24%/0.00%	8/10/2021	8/10/2026	12,541	12,485	12,541
Common Equity (495 shares) (j)				8/10/2021			125	33
Preferred Equity (495 shares) (j)				8/10/2021			125	277
							12,735	12,851	3%
Cardboard Box LLC (dba Anthony's Coal Fired Pizza) (ad)	Restaurants
Common Equity (14,201 units) (j)(ao)				11/3/2022			521	18
Preferred Equity (9,787 units) (j)(ao)				11/3/2022			96	292
							617	310	0%
Choice Technology Solutions, LLC (dba Choice Merchant Solutions, LLC)	Information Technology Services
First Lien Debt (j)		(S + 7.25%) / (1.00%)	11.06%/0.00%	4/1/2022	4/1/2027	8,500	8,460	8,500
Revolving Loan ($1,000 unfunded commitment) (i)(j)		(S + 6.25%) / (1.00%)	10.06%/0.00%	4/1/2022	4/1/2027	—	—	—
							8,460	8,500	2%
CIH Intermediate, LLC	Business Services
Subordinated Debt (k)			10.00%/1.00%	3/3/2022	3/3/2028	13,751	13,634	13,751
Common Equity (563 shares) (j)				3/3/2022			400	425
Preferred Equity (563 shares) (j)				3/3/2022			400	853
							14,434	15,029	3%
Combined Systems, Inc.	Aerospace & Defense Manufacturing
First Lien Debt		(L + 11.00%) / (2.00%)	17.74%/0.00%	1/31/2020	1/31/2025	4,890	4,866	4,890
First Lien Debt		(L + 11.00%) / (2.00%)	18.75%/0.00%	12/22/2022	2/15/2023	475	475	475
Revolving Loan ($162 unfunded commitment) (j)(ac)		(L + 10.00%) / (2.00%)	16.74%/0.00%	1/31/2020	1/31/2025	3,838	3,828	3,838
							9,169	9,203	2%
Comply365, LLC	Aerospace & Defense Manufacturing
Common Equity (1,000,000 units)				12/11/2020			627	1,143	0%

CRS Solutions Holdings, LLC (dba CRS Texas)	Business Services
Common Equity (Class A Units) (574,929 units) (h)(j)				6/28/2022			272	212	0%

Dataguise, Inc.	Information Technology Services
Subordinated Debt (j)			11.00%/3.00%	12/30/2022	11/23/2027	20,763	20,712	20,714
Common Equity (909 shares) (j)				12/31/2020			1,500	569
							22,212	21,283	5%
Diversified Search LLC	Business Services
First Lien Debt (k)(r)		(S + 6.50%) / (1.00%)	10.32%/0.00%	2/7/2019	2/7/2024	24,155	24,041	24,155
Common Equity (573 units) (h)(j)				2/7/2019			552	1,102
							24,593	25,257	5%
ECM Industries, LLC	Component Manufacturing
Common Equity (1,000,000 units) (h)(j)				4/30/2020			221	1,633	0%

Education Incites, LLC (dba Acceleration Academies)	Business Services
Second Lien Debt			12.75%/0.00%	10/31/2022	10/29/2027	6,000	5,971	5,971	1%

Elements Brands, LLC	Consumer Products
First Lien Debt			12.25%/0.00%	12/31/2020	6/30/2024	1,775	1,755	1,775
Revolving Loan (j)			12.25%/0.00%	12/31/2020	6/30/2024	1,500	1,490	1,500
							3,245	3,275	1%
Fishbowl Solutions, LLC	Information Technology Services
First Lien Debt (ar)		(S + 7.75%) / (1.00%)	12.57%/0.00%	3/25/2022	3/25/2027	14,428	14,335	14,427	3%

Global Plasma Solutions, Inc.	Component Manufacturing
Common Equity (947 shares) (j)				9/21/2018			52	283	0%

GP&C Operations, LLC (dba Garlock Printing and Converting)	Component Manufacturing
First Lien Debt (w)		(L + 8.25%) / (1.00%)	13.01%/0.00%	1/22/2021	1/22/2026	11,000	10,899	11,000
Common Equity (515,625 units) (h)(j)				1/22/2021			516	313
							11,415	11,313	3%
Green Cubes Technology, LLC (dba Green Cubes)	Information Technology Services
First Lien Debt (j)		(L + 13.00%) / (0.00%)	17.77%/0.00%	12/17/2021	12/17/2024	13,000	12,952	13,000	3%

Gurobi Optimization, LLC	Information Technology Services
Common Equity (3 shares)				12/19/2017			605	2,381	0%

Haematologic Technologies, Inc.	Healthcare Services
First Lien Debt (x)		(L + 8.25%) / (2.00%)	12.98%/0.00%	10/11/2019	10/11/2024	5,378	5,363	5,378
Common Equity (630 units) (h)(j)				10/11/2019			630	415
							5,993	5,793	1%
Hallmark Health Care Solutions, Inc.	Healthcare Services
First Lien Debt (j)(ae)		(L + 7.25%) / (1.50%)	10.99%/0.00%	12/4/2020	12/4/2025	8,361	8,323	8,361
Common Equity (750,000 units) (j)				12/4/2020			750	3,517
							9,073	11,878	3%
Healthfuse, LLC	Healthcare Services
Preferred Equity (197,980 units)				11/13/2020			748	1,376	0%

Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt (k)			12.50%/1.00%	3/23/2016	12/15/2023	25,007	25,005	25,006
Common Equity (3,750 units)				3/23/2016			62	708
Preferred Equity (868 units) (j)				10/16/2020			153	218
							25,220	25,932	5%
IBH Holdings, LLC (fka Inflexxion, Inc.)	Business Services
Common Equity (150,000 units)				6/20/2018			—	346	0%

Ipro Tech, LLC	Information Technology Services
First Lien Debt (j)(u)		(S + 7.00%) / (1.00%)	11.69%/1.00%	6/30/2020	7/28/2025	19,773	19,083	19,773
Preferred Equity (682,075 units) (j)				7/28/2021			682	1,023
							19,765	20,796	4%
ISI PSG Holdings, LLC (dba Incentive Solutions, Inc.)	Business Services
First Lien Debt (j)(aj)		(L + 7.50%) / (0.50%)	11.17%/0.00%	4/5/2021	4/5/2026	12,175	12,106	12,175
First Lien Debt (j)(an)		(L + 7.50%) / (0.50%)	11.17%/0.00%	6/30/2021	4/5/2026	12,994	12,994	12,994
Common Equity (256,964 units) (h)(j)				4/5/2021			500	666
							25,600	25,835	5%
K2 Merger Agreement Agent, LLC (fka K2 Industrial Services, Inc.) (n)	Industrial Cleaning & Coatings
Second Lien Debt (j) (y)			0.00%/10.00%	1/28/2019	1/28/2025	2,368	2,368	2,123	0%

The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Common Equity (855 shares) (j)				12/8/2017			933	110	0%

Level Education Group, LLC (dba CE4Less)	Business Services
First Lien Debt (ak)		(L + 6.75%) / (0.50%)	10.49%/0.00%	4/1/2021	4/1/2026	5,165	5,138	5,165
Common Equity (1,000,000 units) (j)				4/1/2021			1,000	1,263
							6,138	6,428	1%
LifeSpan Biosciences, Inc.	Healthcare Products
Subordinated Debt (j)			11.50%/0.00%	3/19/2021	9/19/2026	16,000	15,946	15,418
Common Equity (100 shares) (j)				3/19/2021			1,000	605
							16,946	16,023	3%
Magenta Buyer LLC (dba Trellix)	Information Technology Services
Second Lien Debt (j)		(L + 8.25%) / (0.75%)	12.98%/0.00%	7/19/2022	7/27/2029	7,182	6,809	7,126	1%

MBS Opco, LLC (dba Marketron)	Information Technology Services
First Lien Debt (j)		(S + 8.50%) / (1.50%)	13.34%/0.00%	9/29/2022	9/28/2026	27,000	26,873	26,873	6%

Micronics Filtration Holdings, Inc. (dba Micronics Engineered Filtration Group, Inc.)	Component Manufacturing
First Lien Debt (k) (as)		(S + 5.50%) / (0.50%)	9.32%/0.00%	2/17/2022	2/17/2027	11,223	11,154	11,223
Common Equity (14,400 units) (j)				2/17/2022			1,440	3,173
							12,594	14,396	3%
Mobilewalla, Inc.	Information Technology Services
First Lien Debt (j)		(L + 11.50%) / (0.50%)	16.26%/0.00%	12/17/2021	12/17/2024	5,715	5,696	5,715	1%

Netbase Solutions, Inc. (dba Netbase Quid)	Information Technology Services
First Lien Debt ($3,300 unfunded commitment) (i)(k)(ap)		(P + 4.00%) / (3.25%)	11.50%/0.00%	11/18/2021	11/18/2025	16,708	16,618	16,852	4%

NGT Acquisition Holdings, LLC (dba Techniks Industries)	Component Manufacturing
Common Equity (378 units) (j)				5/24/2017			500	121	0%

OnePath Systems, LLC	Information Technology Services
First Lien Debt (s)		(S + 7.50%) / (1.00%)	12.08%/0.00%	9/30/2022	9/30/2027	11,000	10,922	10,922
Common Equity (732,542 shares) (j)				9/30/2022			500	500
							11,422	11,422	3%
Palmetto Moon, LLC	Retail
Common Equity (499 units) (j)				11/3/2016			265	453	0%

Pinnergy, Ltd.	Oil & Gas Services
Subordinated Debt (j)			9.00%/0.00%	6/30/2022	6/30/2027	13,000	12,933	13,000	3%

Pool & Electrical Products, LLC	Specialty Distribution
Common Equity (15,000 units) (h)(j)				10/28/2020			549	4,835	1%

Power Grid Components, Inc.	Specialty Distribution
Second Lien Debt (k)			11.00%/0.50%	4/12/2018	12/2/2025	17,734	17,689	17,734
Preferred Equity (392 shares) (j)				4/12/2018			392	624
Preferred Equity (48 shares) (j)				12/2/2019			48	77
Common Equity (10,622 shares) (j)				4/12/2018			462	1,776
							18,591	20,211	4%
PowerGrid Services Acquisition, LLC	Utilities: Services
Second Lien Debt (j)		(L + 9.50%) / (1.00%)	14.23%/0.00%	9/21/2021	3/21/2029	10,831	10,786	10,831
Common Equity (5,341 units) (h)(j)				9/21/2021			534	588
							11,320	11,419	2%
Prime AE Group, Inc.	Business Services
First Lien Debt (j)		(S + 6.75%) / (2.00%)	11.59%/0.00%	11/25/2019	11/25/2024	5,833	5,760	5,833
Preferred Equity (900,000 shares) (j)				11/25/2019			900	404
							6,660	6,237	1%
Quest Software US Holdings Inc.	Information Technology Services
Second Lien Debt (j)		(S + 7.50%) / (0.50%)	11.79%/0.00%	3/1/2022	2/1/2030	20,000	19,360	15,002	3%

R1 Holdings, LLC (dba RoadOne IntermodaLogistics)	Transportation services
First Lien Debt ($2,489 unfunded commitment) (j)(ac)		(S + 6.25%) / (1.00%)	10.83%/0.00%	12/30/2022	12/30/2028	5,511	5,309	5,309
Subordinated Debt ($417 unfunded commitment) (j)(ac)			8.75%/5.00%	12/30/2022	6/30/2029	1,334	1,287	1,287
Common Equity (280,000 units) ($70 unfunded commitment) (j)				12/30/2022			280	280
							6,876	6,876	1%
Rhino Assembly Company, LLC	Specialty Distribution
Second Lien Debt (k)			11.50%/0.00%	8/11/2017	2/11/2026	14,851	14,837	14,851
Common Equity (Class A Units) (10,915 units) (h)(j)				8/11/2017			1,125	2,379
Preferred Equity (Units N/A) (h)(j)				12/10/2020			268	307
Common Equity (Class F Units) (710 units) (h)(j)				12/10/2020			—	—
							16,230	17,537	4%
Road Safety Services, Inc.	Business Services
Second Lien Debt			11.25%/2.00%	9/18/2018	9/18/2025	15,842	15,810	15,842
Common Equity (779 units)				9/18/2018			1,121	1,558
							16,931	17,400	4%
Sonicwall US Holdings, Inc.	Information Technology Services
Second Lien Debt (j)		(L + 7.50%) / (0.00%)	12.20%/0.00%	9/6/2022	5/18/2026	4,774	4,508	4,733	1%

Suited Connector LLC	Information Technology Services
Second Lien Debt (j)			12.00%/0.00%	10/29/2021	6/1/2028	16,000	15,933	10,726
Common Equity (7,500 units) (h)(j)				12/1/2021			750	12
							16,683	10,738	2%
Tedia Company, LLC	Healthcare Products
First Lien Debt (j)		(S + 7.75%) / (1.00%)	11.57%/0.00%	3/4/2022	3/4/2027	15,600	15,527	15,600
Revolving Loan ($2,400 unfunded commitment) (j)(i)		(S + 7.75%) / (1.00%)	11.57%/0.00%	3/4/2022	3/4/2027	1,600	1,581	1,600
Delayed Draw Commitment ($3,000 unfunded commitment) (j)(ac)		(S + 7.75%) / (1.00%)	11.57%/0.00%	3/4/2022	3/4/2027	—	(14)	—
Subordinated Debt (j)			7.25%/7.25%	3/4/2022	9/4/2027	2,656	2,643	3,750
Preferred Equity (Series A) (1,000 units) (h)(j)				3/4/2022			1,000	1,792
							20,737	22,742	5%
Tiger Calcium Services Inc. (aw)	Transportation services
Second Lien Debt (j) (ao)			12.50%/0.00%	12/21/2022	5/31/2025	12,500	12,438	12,438	3%

UBEO, LLC	Business Services
Common Equity (705,000 units) (h)(j)				4/3/2018			655	1,504	0%

United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)(j)				4/1/2012			1,008	—
Warrant (57,469 units) (j)(m)				3/5/2012			565	—
							1,573	—	0%
Virginia Tile Company, LLC	Specialty Distribution
Common Equity (17 units) (j)				12/19/2014			79	845	0%

Virtex Enterprises, LP	Component Manufacturing
Second Lien Debt		(S + 9.75%) / (1.00%)	14.48%/0.00%	4/13/2022	10/13/2027	11,002	10,906	5,887	1%

Western's Smokehouse, LLC	Consumer Products
First Lien Debt (j)(ab)		(S + 6.50%) / (1.50%)	11.21%/0.00%	2/28/2020	12/23/2024	9,616	9,554	9,615
Delayed Draw Commitment ($2,702 unfunded commitment) (j)(i)(ax)		(S + 5.00%) / (1.50%)	9.71%/0.00%	6/29/2022	12/23/2024	798	791	798
							10,345	10,413	2%
Winona Foods, Inc.	Specialty Distribution
First Lien Debt (j)(am)		(L + 12.00%) / (1.00%)	16.75%/0.00%	4/1/2021	4/1/2026	4,000	3,907	4,000
First Lien Debt		(L + 13.00%) / (1.00%)	17.75%/0.00%	4/1/2021	4/1/2026	7,000	6,966	7,000
							10,873	11,000	2%
Wonderware Holdings, LLC (dba CORE Business Technologies)	Information Technology Services
First Lien Debt (k)(z)		(L + 7.25%) / (1.00%)	11.97%/0.00%	2/10/2021	2/9/2026	8,316	8,279	8,316	2%

Worldwide Express Operations, LLC	Transportation services
Second Lien Debt (j)		(L + 7.00%) / (0.75%)	11.73%/0.00%	8/2/2021	7/26/2029	27,497	26,398	26,534
Common Equity (795,000units) (j)				7/21/2021			795	942
Common Equity (752,380 units) (h)(j)				7/26/2021			225	892
							27,418	28,368	6%
Zonkd, LLC	Component Manufacturing
First Lien Debt (j)		(L + 10.00%) / (1.00%)	15.76%/0.00%	3/18/2022	3/18/2027	5,000	4,807	4,610
Common Equity (4,987 units) (h)(j)				3/18/2022			169	8
							4,976	4,618	1%

Total Non-control/Non-affiliate Investments							$754,974	$758,739	158%

Total Investments							$828,693	$860,329	179%

Money market funds (included in cash and cash equivalents)
Goldman Sachs Financial Square Treasury Obligation Institution CUSIP (38141W323) (ad)	$61,076	$61,076	13%
Total money market funds	$61,076	$61,076	13%
Total Investments and Money Market Funds	$889,769	$921,405	192%

(a) See Note 3 to the consolidated financial statements for portfolio composition by geographic location.

(b) Equity ownership may be held in shares or units of companies related to the portfolio companies.

(c) All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.

(d) Variable rate investments bear interest at a rate indexed to LIBOR (L), Prime (P) or SOFR (S), which are reset monthly, bimonthly, quarterly, or semi-annually. Certain variable rate investments also include a LIBOR, Prime or SOFR interest rate floor. For each investment, the Company has provided the spread over the reference rate and the LIBOR, Prime or SOFR floor, if any, as of December 31, 2022.

(e) Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of December 31, 2022. Generally, payment-in-kind interest can be paid-in-kind or all in cash.

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

(i) The disclosed commitment represents the unfunded amount as of December 31, 2022. The Company is earning 0.50% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate that will be earned if the commitment is funded.

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

(p) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.76% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(q) Warrant entitles the Company to purchase 4.79% of the outstanding principal of Junior Subordinated Notes prior to exercise, and is non-income producing.

(r) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.24% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(s) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.32% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(u) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of 2.93% and PIK interest amount of 0.98% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(w) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 7.11% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(y) Investment was on non-accrual status as of December 31, 2022.

(z) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.45% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(aa) The Company sold a participating interest of approximately $4.0 million in aggregate principal amount of the portfolio company’s first lien senior secured term loan. As the transaction did not qualify as a “true sale” in accordance with GAAP, the Company recorded a corresponding secured borrowing in the Consolidated Statements of Assets and Liabilities.

(ab) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.77% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ac) The disclosed commitment represents the unfunded amount as of December 31, 2022. The Company is earning 1.00% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

(ad) This investment is classified as a Level 1 investment. For further detail on the fair value measurements, see Note 4 to the consolidated financial statements.

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

(ag) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.54% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ah) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.63% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ai) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.65% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(am) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.72% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(an) The Company sold a participating interest of approximately $13.5 million in aggregate principal amount of the portfolio company’s first lien senior secured term loan. As the transaction did not qualify as a “true sale” in accordance with GAAP, the Company recorded a corresponding secured borrowing in the Consolidated Statements of Assets and Liabilities.

(ao) The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company can not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2022, total non-qualifying assets at fair value represented 1.36% of the Company's total assets calculated in accordance with the 1940 Act.

(ap) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of 1.25% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(aq) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.68% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(as) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.76% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(at) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.21% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(aw) The headquarters of this portfolio company is located in Canada.

(ax) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.75% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

Note 2. Significant Accounting Policies

Basis of presentation: The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) pursuant to the requirements for reporting on Form 10-K, Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies (“ASC 946”), and Articles 6 and 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation.

During fiscal year ended December 31, 2022, the Company elected to change the manner in which it presents residual investments in portfolio companies that have sold their operations and are in the process of winding down. These investments similar to escrow receivables are now included in prepaid expenses and other assets whereas previously they were included as a component of investments, at fair value, on the consolidated statements of assets and liabilities until the security was legally extinguished or relinquished. There is no change in historical net increase in net assets resulting from operations due to this change in presentation.

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

Deferred offering costs: Deferred offering costs include registration expenses related to the shelf registration statement filing pursuant to which the Company may offer its securities, from time to time, in one or more offerings. These expenses primarily consist of U.S. Securities and Exchange Commission (“SEC”) registration fees, legal fees and accounting fees incurred. These expenses are included in prepaid expenses and other assets on the consolidated statements of assets and liabilities. Upon the completion of an equity offering or a debt offering, the deferred expenses are charged to additional paid-in capital or deferred financing costs, respectively. If no offering is completed prior to the expiration of the registration statement, the deferred costs are charged to expense.

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

PIK income: Certain of the Company’s investments contain a payment-in-kind (“PIK”) income provision. The PIK income, computed at the contractual rate specified in the applicable investment agreement, is added to the principal balance of the investment, rather than being paid in cash, and recorded as interest or dividend income, as applicable, on the consolidated statements of operations. Generally, PIK can be paid-in-kind or all in cash. The Company stops accruing PIK income when there is reasonable doubt that PIK income will be collected. PIK income that has been contractually capitalized to the principal balance of the investment prior to the non-accrual designation date is not reserved against interest or dividend income, but rather is assessed through the valuation of the investment (with corresponding adjustments to unrealized depreciation, as applicable). PIK income is included in the Company’s taxable income and, therefore, affects the amount the Company is required to pay to shareholders in the form of dividends in order to maintain the Company’s tax treatment as a RIC, even though the Company has not yet collected the cash.

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

Income taxes: The Company has elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to stockholders. To maintain the tax treatment of a RIC, the Company generally is required to timely distribute to its stockholders at least 90% of “investment company taxable income,” as defined by Subchapter M of the Code, each year. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year; however, the Company will pay a 4% excise tax if it does not distribute at least 98% of the current year’s ordinary taxable income. Any such carryover taxable income must be distributed through a dividend declared prior to the later of the date on which the final tax return related to the year in which the Company generated such taxable income is filed or the 15th day of the 10th month following the close of such taxable year. In addition, the Company will be subject to U.S. federal excise tax if it does not distribute at least 98.2% of its net capital gains realized, computed for any one year period ending October 31.

In the future, the Funds may be limited by provisions of the SBIC Act and SBA regulations governing SBICs from making certain distributions to FIC that may be necessary to enable FIC to make the minimum distributions required to maintain the tax treatment of a RIC.

The Company has certain wholly-owned subsidiaries (the “Taxable Subsidiaries”) that have elected to be treated as corporations for U.S. federal income tax purposes and are thus subject to U.S. federal income tax at corporate rates, each of which generally holds one or more of the Company’s portfolio investments listed on the consolidated schedules of investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investment in the portfolio company investments owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies that are taxed as partnerships for U.S. federal income tax purposes (such as entities organized as limited liability companies (“LLCs”) or other forms of pass through entities) while complying with the “source-of-income” requirements contained in the RIC tax provisions. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal corporate income tax purposes, and each Taxable Subsidiary will be subject to U.S. federal corporate income tax on its taxable income. Any such income or expense is reflected in the consolidated statements of operations.

U.S. federal income tax regulations differ from GAAP, and as a result, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized under GAAP. Differences may be permanent or temporary. Permanent differences may arise as a result of, among other items, a difference in the book and tax basis of certain assets and nondeductible U.S. federal income taxes. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits included in the income tax provision, if any. There were no material uncertain income tax positions at December 31, 2022 and 2021. The Company’s tax returns are generally subject to examination by U.S. federal and most state tax authorities for a period of three years from the date the respective returns are filed, and, accordingly, the Company’s 2019 through 2021 tax years remain subject to examination.

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

Earnings and net asset value per share: The earnings per share calculations for the years ended December 31, 2022, 2021 and 2020, are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Stock Repurchase Program: The Company has an open market stock repurchase program (the “Stock Repurchase Program”) under which the Company may acquire up to $5,000 of its outstanding common stock. Under the Stock Repurchase Program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act”), including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by the Company’s management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 31, 2022, the Board extended the Stock Repurchase Program through December 31, 2023, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require the Company to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. During the year ended December 31, 2020 the Company repurchased 25,719 shares of common stock on the open market for $268. The Company did not make any repurchases of common stock during the years ended December 31, 2022 and 2021. Refer to Note 8 for additional information concerning stock repurchases.

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

As of December 31, 2022, the Company had active investments in 76 portfolio companies and residual investments in two portfolio companies that have sold their underlying operations. The aggregate fair value of the total portfolio was $860,329 and the weighted average effective yield on the Company’s debt investments was 13.8% as of such date. As of December 31, 2022, the Company held equity investments in 74.4% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 4.0%.

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

The weighted average yield of the Company’s debt investments is not the same as a return on investment for its stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of all of the Company’s and its subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of December 31, 2022 and 2021, including accretion of OID and debt investment origination fees, but excluding investments on non-accrual status and investments recorded as a secured borrowing, if any.

Purchases of debt and equity investments for the years ended December 31, 2022, 2021 and 2020 totaled $333,846, $346,737, and $189,996, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the years ended December 31, 2022, 2021 and 2020 totaled $193,980, $472,782, and $210,774 respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	December 31,		December 31,		December 31,		December 31,
	2022		2021		2022		2021
First Lien Debt(1)	$456,105	53.0%	$354,922	49.4%	$453,585	54.7%	$353,306	56.8%
Second Lien Debt	182,948	21.3	158,815	22.1	213,654	25.8	168,573	27.1
Subordinated Debt	101,456	11.8	36,064	5.0	100,634	12.1	35,995	5.8
Equity	117,741	13.7	166,119	23.1	57,868	7.0	60,589	9.8
Warrants	2,079	0.2	3,204	0.4	2,952	0.4	3,323	0.5
Total	$860,329	100.0%	$719,124	100.0%	$828,693	100.0%	$621,786	100.0%

(1) Includes unitranche investments, which account for 42.1% and 43.4% of our portfolio on a fair value and cost basis as of December 31, 2022, respectively. Includes unitranche investments, which account for 40.2% and 46.3% of our portfolio on a fair value and cost basis as of December 31, 2021, respectively.

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	December 31,		December 31,		December 31,		December 31,
	2022		2021		2022		2021
United States
Midwest	$180,556	21.0%	$157,222	21.9%	$132,177	16.0%	$89,865	14.5%
Southeast	265,902	31.0	219,988	30.6	258,373	31.1	197,380	31.7
Northeast	127,427	14.8	126,569	17.6	134,897	16.3	127,809	20.6
West	151,487	17.6	105,918	14.7	161,935	19.5	100,098	16.1
Southwest	122,519	14.2	109,427	15.2	128,873	15.6	106,634	17.1
Canada	12,438	1.4	—	—	12,438	1.5	—	—
Total	$860,329	100.0%	$719,124	100.0%	$828,693	100.0%	$621,786	100.0%

The following table shows portfolio composition by type and by geographic region at fair value as a percentage of net assets.

By Type			By Geographic Region
	December 31,	December 31,		December 31,	December 31,
	2022	2021		2022	2021
First Lien Debt	95.0%	72.8%	United States
Second Lien Debt	38.1	32.6	Midwest	37.6%	32.2%
Subordinated Debt	21.1	7.4	Southeast	55.4	45.1
Equity	24.5	34.0	Northeast	26.5	26.0
Warrants	0.4	0.6	West	31.5	21.7
Total	179.1%	147.4%	Southwest	25.5	22.4
			Canada	2.6	—
			Total	179.1%	147.4%

As of December 31, 2022 and 2021, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio on a fair value or cost basis. As of December 31, 2022, the fair value of the Company's investment in Pfanstiehl, Inc. totaled $51,992 or 5.6% of total assets. As of December 31, 2021, the Company's investment in Pfanstiehl, Inc. totaled $57,639 or 6.4% of total assets.

As of December 31, 2022 and 2021, the Company had debt investments in four and one portfolio companies, respectively, on non-accrual status:

	December 31, 2022		December 31, 2021
	Fair		Fair
Portfolio Company	Value	Cost	Value		Cost
EBL, LLC (EbLens)	$—	$9,332	$—	(1)	$—	(1)
US GreenFiber, LLC	—	5,223	—	(2)	5,223	(2)
K2 Merger Agreement Agent, LLC (fka K2 Industrial Services, Inc.)	2,123	2,368	—	(1)	—	(1)
Allredi, LLC (fka Marco Group International OpCo, LLC)	8,144	10,281	—	(1)	—	(1)
Total	$10,267	$27,204	$—		$5,223

(1)	Portfolio company debt investment was not on non-accrual status as of December 31, 2021.
(2)	Portfolio company was on PIK-only non-accrual status at period end, meaning the Company has ceased recognizing PIK interest income on the investment.

Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of control and affiliate investments as of December 31, 2021 and any additions and reductions made to such investments during the year ended December 31, 2022, including the total investment income earned on such investments during the period.

						Year Ended December 31, 2022
Portfolio Company (1)	December 31, 2022 Principal Amount - Debt Investments	December 31, 2021 Fair Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2022 Fair Value	Net Realized Gains (Losses) (4)	Net Change in Unrealized Appreciation (Depreciation)	Interest Income	Payment-in-kind Interest Income	Dividend Income	Fee Income
Control Investments
EBL, LLC (EbLens) (5)	$9,350	$—	$19,628	$(19,628)	$—	$—	$(11,083)	$—	$—	$—	$—
Hilco Plastics Holdings, LLC (dba Hilco Technologies)	—	—	353	(353)	$—	(352)	—	—	—	—	—
Mesa Line Services, LLC	—	2,151	193	(2,344)	—	194	(2,150)	—	—	—	—
US GreenFiber, LLC	5,226	—	—	—	—	—	—	—	—	—	—
Total Control Investments	$14,576	$2,151	$20,174	$(22,325)	$—	$(158)	$(13,233)	$—	$—	$—	$—
Affiliate Investments
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	$9,602	$22,405	$13,566	$(12,803)	$23,168	$—	763	$973	$—	$—	$—
FAR Research Inc.	—	28	—	(28)	—	—	(28)	—	—	—	—
Medsurant Holdings, LLC	—	3,662	—	(1,122)	2,540	—	(1,122)	—	—	—	—
Mirage Trailers LLC	—	10,675	355	(11,030)	—	324	(1,694)	248	29	—	132
Pfanstiehl, Inc.	10,000	57,639	34,335	(39,982)	51,992	24,330	(15,432)	421	—	—	150
Pinnergy, Ltd. (6)	—	21,178	15,300	(36,478)	—	15,300	(18,177)	—	—	656	—
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	15,000	18,359	5,487	(4,728)	19,118	(121)	(1,723)	1,822	—	—	175
Steward Holding LLC (dba Steward Advanced Materials)	—	3,338	1,434	—	4,772	—	1,434	—	1	69	—
Total Affiliate Investments	$34,602	$137,284	$70,477	$(106,171)	$101,590	$39,833	$(35,979)	$3,464	$30	$725	$457

(1)	The investment type, industry, ownership detail for equity investments, interest rate, maturity date and if the investment is income producing is disclosed in the consolidated schedule of investments.
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

(5)	Portfolio company was transferred to Control investments from Non-control/Non-affiliate investments during the year ended December 31, 2022.
(6)	Portfolio company was transferred to Non-control/Non-affiliate investments from Affiliate investments during the year ended December 31, 2022.

The table below represents the fair value of control and affiliate investments as of December 31, 2020 and any additions and reductions made to such investments during the year ended December 31, 2021, including the total investment income earned on such investments during the period.

						Year Ended December 31, 2021
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

(5)	Portfolio company was transferred to Affiliate investments from Control investments during the year ended December 31, 2021
(6)	Portfolio company was transferred to Control investments from Non-control/Non-affiliate investments during the year ended December 31, 2021.

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

An investment’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s investment portfolio is comprised entirely of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available, with the exception of money market funds and one portfolio company, which are valued using Level 1 inputs as of December 31, 2022. Therefore, the Company values such portfolio investments at fair value, as determined in good faith by the Board, using Level 3 inputs with the exception of money market funds and one portfolio company, that was valued using Level 1 inputs as of December 31, 2022. The degree of judgment exercised by the Board in determining fair value is greatest for investments classified as Level 3 inputs. Due to the inherent uncertainty of determining the fair values of investments that do not have readily available market values, the Board’s estimate of fair values may differ significantly from the values that would have been used had a ready market for the securities existed, and those differences may be material. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the amounts ultimately realized on these investments to be materially different than the valuations currently assigned.

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

•

the Board consulted with the independent third-party valuation firm(s) in arriving at our determination of fair value for 16 and 17 of our portfolio company investments representing 29.5% and 21.8% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended December 31, 2022 and 2021, respectively) as of December 31, 2022 and 2021, respectively;

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

The following tables present fair value measurements of investments by major class according to the fair value hierarchy:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$456,105	$456,105
Second Lien Debt	—	—	182,948	182,948
Subordinated Debt	—	—	101,456	101,456
Equity	310	—	117,431	117,741
Warrants	—	—	2,079	2,079
Money Market Funds	61,076	—	—	61,076
Total	$61,386	$—	$860,019	$921,405

	December 31, 2021
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$354,922	$354,922
Second Lien Debt	—	—	158,815	158,815
Subordinated Debt	—	—	36,064	36,064
Equity	357	—	165,762	166,119
Warrants	—	—	3,204	3,204
Total	$357	$—	$718,767	$719,124

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the year ended December 31, 2022. There was one transfer among Levels 1, 2, and 3 during the year ended December 31, 2021.

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the years ended December 31, 2022 and 2021:

	First Lien	Second Lien	Subordinated
	Debt	Debt	Debt	Equity	Warrants	Total
Balance, December 31, 2020	$187,353	$332,154	$107,911	$112,836	$2,615	$742,869
Net realized gains (losses) on investments	—	—	—	55,779	29	55,808
Net change in unrealized appreciation (depreciation) on investments	(1,152)	35	(499)	42,652	460	41,496
Purchase of investments	244,596	72,181	16,500	13,331	129	346,737
Proceeds from sales and repayments of investments	(75,124)	(250,662)	(88,384)	(58,583)	(29)	(472,782)
Interest and dividend income paid-in-kind	292	3,911	92	104	—	4,399
Proceeds from loan origination fees	(2,322)	(213)	(135)	—	—	(2,670)
Accretion of loan origination fees	1,279	654	579	—	—	2,512
Accretion of original issue discount	—	755	—	—	—	755
Transfers in/(out) of Level 3 (1)	—	—	—	(357)	—	(357)
Balance, December 31, 2021	$354,922	$158,815	$36,064	$165,762	3,204	$718,767
Net realized gains (losses) on investments	(1,717)	—	—	65,817	1,535	65,635
Net change in unrealized appreciation (depreciation) on investments	904	(20,948)	753	(45,610)	(754)	(65,655)
Purchase of investments	189,149	67,998	66,516	10,183	—	333,846
Proceeds from sales and repayments of investments	(87,622)	(23,731)	(2,000)	(78,721)	(1,906)	(193,980)
Interest and dividend income paid-in-kind	597	651	415	—	—	1,663
Proceeds from loan origination fees	(1,566)	(208)	(350)	—	—	(2,124)
Accretion of loan origination fees	1,412	155	58	—	—	1,625
Accretion of original issue discount	26	216	—	—	—	242
Transfers in/(out) of Level 3	—	—	—	—	—	—
Balance, December 31, 2022	$456,105	$182,948	$101,456	$117,431	$2,079	$860,019

(1)	Transfers out of Level 3 were as a result of changes in the observability of significant inputs or available market data for certain portfolio companies.

Net change in unrealized appreciation/(depreciation) of $(28,524) and $46,340 for the years ended December 31, 2022 and 2021, respectively, was attributable to Level 3 investments held at December 31, 2022 and 2021, respectively.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of December 31, 2022 and 2021. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at	Valuation	Unobservable	Range
	December 31, 2022	Techniques	Inputs	(weighted average)(1)
Debt investments:
First Lien Debt	$441,830	Discounted cash flow	Weighted average cost of capital	8.9% - 21.9% (15.5%)
	11,000	Enterprise value	Asset Coverage	1.1x - 1.1x (1.1x)
	3,275	Enterprise value	Revenue multiples	4.3x - 4.3x (4.3x)

Second Lien Debt	180,824	Discounted cash flow (2)	Weighted average cost of capital	11.7% - 25.0% (14.5%)
	-	Enterprise value	EBITDA multiples	5.0x - 5.0x (5.0x)
	2,123	Enterprise value	Asset Coverage	0.8x - 0.8x (0.8x)

Subordinated Debt	97,706	Discounted cash flow	Weighted average cost of capital	10.0% - 15.2% (12.5%)
	3,750	Enterprise value	EBITDA multiples	8.5x - 8.5x (8.5x)

Equity investments:
Equity	111,808	Enterprise value	EBITDA multiples	4.0x - 16.8x (8.1x)
	5,623	Enterprise value	Revenue multiples	0.9x - 7.8x (6.4x)

Warrants	1,949	Enterprise value	EBITDA multiples	6.0x - 6.0x (6.0x)
	130	Enterprise value	Revenue multiples	4.5x - 4.5x (4.5x)
(1) Unobservable inputs were weighted by the relative fair value of the instruments.
(2) Includes $18.0 million of debt investments which were valued using a trading discount to par.

	Fair Value at	Valuation	Unobservable	Range
	December 31, 2021	Techniques	Inputs	(weighted average)(1)
Debt investments:
First Lien Debt	$335,022	Discounted cash flow	Weighted average cost of capital	4.0% - 21.6% (12.2%)
	11,000	Enterprise value	Asset Coverage	1.2x - 1.2x (1.2x)
	8,900	Enterprise value	Revenue multiples	4.5x - 4.5x (4.5x)

Second Lien Debt	144,541	Discounted cash flow	Weighted average cost of capital	7.8% - 25.0% (14.4%)
	14,274	Enterprise value	Asset Coverage	1.0x - 1.4x (1.4x)

Subordinated Debt	36,064	Discounted cash flow	Weighted average cost of capital	10.0% - 13.5% (11.1%)

Equity investments:
Equity	162,681	Enterprise value	EBITDA multiples	3.5x - 23.8x (8.2x)
	3,081	Enterprise value	Revenue multiples	3.5x - 9.3x (6.2x)

Warrants	3,075	Enterprise value	EBITDA multiples	4.5x - 6.0x (5.9x)
	129	Enterprise value	Revenue multiples	4.5x - 4.5x (4.5x)
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

The following tables summarize the carrying value and fair value of the Company’s debt obligations as of December 31, 2022 and 2021:

	December 31, 2022(5)		December 31, 2021(5)
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
SBA debentures (2)	$153,000	$153,000	$107,000	$107,000
Credit Facility borrowings (3)	—	—	—	—
January 2026 Notes (4)	125,000	111,854	125,000	125,258
November 2026 Notes (4)	125,000	103,963	125,000	125,171
Total	$403,000	$368,817	$357,000	$357,429
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
(5)
Totals exclude $16,880 and $17,637 of secured borrowings as of December 31, 2022 and December 31, 2021, respectively.

The following table summarizes the inputs used to value the Company’s debt obligations if measured at fair value as of December 31, 2022 and 2021:

	Fair Value
	December 31,	December 31,
Valuation Inputs	2022	2021
Level 1	$—	$—
Level 2	—	—
Level 3	368,817	357,429
Total	$368,817	$357,429

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

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents, but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The Board of Directors accepted a voluntary, non-contractual, and unconditional waiver from the Investment Advisor to exclude any investments recorded as secured borrowings as defined under GAAP from the base management fee payable effective April 1, 2021. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement for the years ended December 31, 2022, 2021 and 2020 totaled $14,568, $12,874, and $12,932, respectively. The base management fee waiver was $302 and $176 for the years ended December 31, 2022 and 2021, respectively. There was no base management fee waiver for the year ended December 31, 2020. As of December 31, 2022 and 2021, the base management fee payable (net of the base management fee waiver) was $3,769 and $3,135, respectively.

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (defined below) and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee and excise taxes on realized gains). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as market discount, original issue discount, debt instruments with PIK income, preferred stock with PIK dividends and zero-coupon securities), and accrued income the Company has not yet received in cash. The Investment Advisor is not under any obligation to reimburse the Company for any part of the incentive fee it receives that was based on accrued interest that the Company never collects.

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

Pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the end of the immediately preceding calendar quarter, is compared to a fixed “hurdle rate” of 2.0% per quarter. Under conditions such as the current rising interest rate environment, the Company may be able to invest funds in debt instruments that provide for a higher return, which would increase the Company’s pre-incentive fee net investment income and make it easier for the Investment Advisor to surpass the fixed hurdle rate and receive an incentive fee based on such net investment income.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee for the years ended December 31, 2022, 2021 and 2020 totaled $8,318, $10,266, and $8,952, respectively. The Investment Advisor, in consultation with the Board, agreed to voluntarily waive $423 of the income incentive fee for the year ended December 31, 2020. There was no income incentive fee waiver for the years ended December 31, 2022 or 2021. As of December 31, 2022 and 2021, the income incentive fee payable was $3,035 and $2,622, respectively.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid in cash to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and losses since the Formation Transactions (realized capital gains and losses include realized gains and losses on investments, net of income tax provision from realized gains on investments, realized losses on extinguishment of debt, but excluding income tax (provision) benefit from deemed distribution of long term capital gains), and the aggregate unrealized capital depreciation on investments as of the date of the calculation. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains on investments, less cumulative aggregate tax (provision) benefit on realized gains (losses), less cumulative aggregate realized capital losses on investments, less aggregate unrealized capital depreciation on investments, and less cumulative aggregate realized losses on extinguishment of debt. If this number is positive at the end of such year, then the capital gains incentive fee to be paid in cash for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of December 31, 2022 and 2021, the capital gains incentive fee payable in cash was $7,556 and $6,136, respectively (as cumulative aggregate realized capital gains and losses on investments exceeded aggregate unrealized capital depreciation on investments plus realized losses on extinguishment of debt). The aggregate amount of capital gains incentive fees paid from the IPO through December 31, 2022 was $6,484.

In addition, the Company accrues, but does not pay in cash, a capital gains incentive fee in connection with any unrealized capital appreciation on investments, as applicable. If, on a cumulative basis, the sum of (i) net realized gains/(losses) on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of (i) net realized gains/(losses) on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt. The capital gains incentive fee accrued (reversed) during the years ended December 31, 2022, 2021 and 2020 was $(432), $18,196, and $(1,684), respectively. As of December 31, 2022 and 2021, the accrued capital gains incentive fee payable was $22,659 and $29,227, respectively.

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

Administration Agreement: The Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 9, 2022, the Board approved the renewal of the Administration Agreement for the period beginning June 20, 2022 through June 20, 2023. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides clerical, bookkeeping, and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies on the Company's behalf to those portfolio companies that have accepted the Company's offer to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies, including “dead deal” expenses. Under the Administration Agreement, administrative service expenses for the years ended December 31, 2022, 2021 and 2020 were $1,902, $1,719 and $1,720, respectively. As of December 31, 2022 and 2021, the accrued administrative service expense payable was $700 and $634, respectively.

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

Note 6. Debt

Revolving Credit Facility: On June 16, 2014, FIC entered into a senior secured revolving credit agreement (the "Credit Agreement") with ING Capital LLC (“ING”), as the administrative agent, collateral agent, and lender (“Credit Facility”). The Credit Facility is secured by certain portfolio investments held by the Company, but portfolio investments held by the Funds are not collateral for the Credit Facility. On April 24, 2019, the Company entered into an Amended & Restated Senior Secured Revolving Credit Agreement (the “Amended Credit Agreement”) among the Company, as borrower, the lenders party thereto, and ING, as administrative agent. On June 26, 2020, the Company entered into an amendment to the Amended Credit Agreement that, among other changes, modified certain financial covenants. On August 17, 2022, the Company entered into a second amendment on the Amended Credit Agreement ("Second Amendment"). The Second Amendment, among other things: (i) changed the underlying benchmark used to compute interest under the Amended Credit Agreement to SOFR from LIBOR; (ii) reduced the applicable margin from 3.00% to 2.675% on SOFR loans prior to satisfying certain step-down conditions, and from 2.675% to 2.50% after satisfying certain step-down conditions, with commensurate reductions in the applicable margins for base rate loans; (iii) provided for a loan commitment availability period ending on August 17, 2026; (iv) extended the maturity date to August 17, 2027 from April 24, 2023; and (v) amended certain financial covenants, including (a) amending the asset coverage ratio to no less than 1.50 to 1.00 from no less than 2.00 to 1.00 (on a regulatory basis); and (b) requiring the Company to maintain a senior asset coverage ratio of no less than 2.00 to 1.00.

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

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of December 31, 2022 and 2021, the Company was in compliance in all material respects with the terms of the Credit Agreement.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs; such debentures have 10-year terms with the entire principal balance due at maturity and are guaranteed by the SBA. Interest on SBA debentures is payable semi-annually on March 1 and September 1. As of December 31, 2022 and 2021, approved and unused SBA debenture commitments were $37,000 and $63,000, respectively. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions under SBA regulations.

As of December 31, 2022 and 2021, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling	Maturity	Fixed	December 31,	December 31,
Date (1)	Date	Interest Rate	2022	2021
3/25/2015	3/1/2025	3.277%	$1,500	$22,500
3/23/2016	3/1/2026	3.267	1,500	1,500
3/23/2016	3/1/2026	3.249	2,500	2,500
9/21/2016	9/1/2026	2.793	500	500
9/20/2017	9/1/2027	3.260	1,000	1,000
9/20/2017	9/1/2027	3.190	33,000	33,000
3/21/2018	3/1/2028	3.534	—	9,000
9/25/2019	9/1/2029	2.377	7,500	7,500
3/25/2020	3/1/2030	2.172	6,000	6,000
9/22/2021	9/1/2031	1.398	11,500	11,500
3/23/2022	3/1/2032	3.209	43,500	12,000
9/21/2022	9/1/2032	4.533	17,500	—
(2)	(2)	(2)	4,000	—
(2)	(2)	(2)	3,000	—
(2)	(2)	(2)	3,000	—
(2)	(2)	(2)	5,000	—
(2)	(2)	(2)	5,000	—
(2)	(2)	(2)	7,000	—
Total outstanding SBA debentures			$153,000	$107,000

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)

The Company issued $4,000, $3,000, $3,000, $5,000, $5,000, and $7,000 in SBA debentures that will pool in March 2023. Until the pooling date, the debentures bear interest at a fixed rate interim interest rate of 4.855%, 4.757%, 5.123%, 5.221%, 5.341%, and 5.243%, respectively.

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

On February 8, 2019, the Company closed the public offering of approximately $60,000 in aggregate principal amount of its 6.000% notes due 2024, or the “February 2024 Notes”. On February 19, 2019, the underwriters exercised their option to purchase an additional $9,000 in aggregate principal of the February 2024 Notes. The total net proceeds to the Company from the February 2024 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of approximately $2,070 and estimated offering expenses of $409, were approximately $66,521. On February 16, 2021, the Company redeemed $50,000 of the $69,000 aggregate principal amount on the February 2024 Notes, resulting in a realized loss on extinguishment of debt of approximately $1,081. On November 2, 2021, the Company fully redeemed the remaining $19,000 in aggregate principal amount on the issued and outstanding February 2024 Notes, resulting in a realized loss on extinguishment of debt of approximately $313.

On October 16, 2019, the Company closed the public offering of approximately $55,000 in aggregate principal amount of its 5.375% notes due 2024, or the “November 2024 Notes” (and collectively with the 2023 Notes and February 2024 Notes, the “Public Notes” and collectively with the February 2024 Notes, the "2024 Notes"). On October 23, 2019, the underwriters exercised their option to purchase an additional $8,250 in aggregate principal of the November 2024 Notes. The total net proceeds to the Company from the November 2024 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of approximately $1,898 and estimated offering expenses of $300, were approximately $61,053. On November 2, 2021, the Company fully redeemed $63,250 in aggregate principal amount on the issued and outstanding November 2024 Notes, resulting in a realized loss on extinguishment of debt of approximately $1,311.

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

Secured Borrowing

As of December 31, 2022 and December 31, 2021, the carrying value of secured borrowings totaled $16,880 and $17,637, respectively, and the fair value of the associated loans included in investments was $16,875 and $17,522, respectively. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets that did not meet the definition of a “participating interest.” As a result, sale treatment was not permitted and these partial loan sales were treated as secured borrowings. The weighted average interest rate on our secured borrowings was approximately 7.8% and 4.4% as of December 31, 2022 and 2021, respectively.

Senior Securities

As of December 31, 2022, and December 31, 2021, the aggregate amount outstanding of the senior securities (including secured borrowings) issued by the Company was $266,880 and $267,637, respectively, for which our asset coverage was 280.0% and 282.2% respectively. The SBA debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC on June 30, 2014. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

Interest and Financing Expenses

Interest and fees related to the Company’s debt for the years ended December 31, 2022, 2021 and 2020 that are included in interest and financing expenses on the consolidated statements of operations, were as follows:

	Year Ended December 31, 2022
	SBA debentures	Credit Facility		Secured Borrowings	Notes	Total
Stated interest expense	$3,747	$1,424		$1,078	$10,312	$16,561
Amortization of deferred financing costs	598	394		-	1,112	2,104
Total interest and financing expenses	$4,345	$1,818		$1,078	$11,424	$18,665
Weighted average stated interest rate, period end	3.479%	N/A	(1)	7.786%	4.125%	4.037%
Unused commitment fee rate, period end	N/A	1.200%	(1)	N/A	N/A	1.200%

	Year Ended December 31, 2021
	SBA debentures	Credit Facility		Secured Borrowings	Notes	Total
Stated interest expense	$3,810	$1,467		$427	$11,245	$16,949
Amortization of deferred financing costs	532	453		-	1,230	2,215
Total interest and financing expenses	$4,342	$1,920		$427	$12,475	$19,164
Weighted average stated interest rate, period end	2.676%	N/A	(1)	4.392%	4.125%	3.724%
Unused commitment fee rate, period end	N/A	1.375%	(1)	N/A	N/A	1.375%

	Year Ended December 31, 2020
	SBA debentures	Credit Facility		Secured Borrowings	Notes	Total
Stated interest expense	$5,140	$1,642		$-	$10,625	$17,407
Amortization of deferred financing costs	549	397		-	1,325	2,271
Total interest and financing expenses	$5,689	$2,039		$-	$11,950	$19,678
Weighted average stated interest rate, period end	3.297%	N/A	(1)	N/A	5.342%	4.680%
Unused commitment fee rate, period end	N/A	1.375%	(1)	N/A	N/A	1.375%
(1)
Reflects the effective rate as of year end

Realized Losses on Extinguishment of Debt

During the years ended December 31, 2022, 2021, and 2020 the Company prepaid $30,000, $63,500, and $16,500 of SBA debentures, respectively, which were scheduled to mature on dates ranging from 2025 to 2028, 2025 to 2028, and 2024 to 2028, respectively. During the year ended December 31, 2021, the Company redeemed $50,000 and $132,250 of the issued and outstanding 2023 Notes and 2024 Notes, respectively. As a result of the prepayments, the Company recognized realized losses on extinguishment of debt of $251, $4,263, and $299 respectively, equal to the write-off of the related unamortized deferred financing costs, during the years ended December 31, 2022, 2021, and 2020.

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations using the effective interest method, over the term of the respective financing instrument. Deferred financing costs related to the SBA debentures, the Credit Facility, and the Notes as of December 31, 2022 and 2021 were as follows:

	December 31, 2022				December 31, 2021
	SBA	Credit			SBA	Credit
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
SBA debenture commitment fees	$3,000	$-	$-	$3,000	$2,500	$-	$-	$2,500
SBA debenture leverage fees	6,389	-	-	6,389	4,538	-	-	4,538
Credit Facility upfront fees	-	4,417	-	4,417	-	3,238	-	3,238
Notes underwriting discounts	-	-	5,005	5,005	-	-	5,005	5,005
Notes debt issue costs	-	-	685	685	-	-	685	685
Total deferred financing costs	9,389	4,417	5,690	19,496	7,038	3,238	5,690	15,966
Less: accumulated amortization	(4,865)	(3,037)	(1,818)	(9,720)	(4,016)	(2,643)	(706)	(7,365)
Unamortized deferred financing costs	$4,524	$1,380	$3,872	$9,776	$3,022	$595	$4,984	$8,601

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures, Credit Facility, and Notes liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of December 31, 2022 and 2021:

	December 31, 2022(1)				December 31, 2021
	SBA	Credit			SBA	Credit
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
Outstanding debt	$153,000	$-	$250,000	$403,000	$107,000	$-	$250,000	$357,000
Less: unamortized deferred financing costs	(4,524)	(1,380)	(3,872)	(9,776)	(3,022)	(595)	(4,984)	(8,601)
Debt, net of deferred financing costs	$148,476	$(1,380)	$246,128	$393,224	$103,978	$(595)	$245,016	$348,399

(1)	Total excludes $16,880 and $17,637 of Secured Borrowings as of December 31, 2022 and 2021, respectively.

As of December 31, 2022, the Company’s debt liabilities are scheduled to mature as follows (1):

	SBA	Credit	Secured
Year	debentures	Facility (2)	Borrowings	Notes	Total
2023	$—	$—	$—	$—	$—
2024	—	—	—	—	—
2025	1,500	—	—	—	1,500
2026	4,500	—	16,880	250,000	271,380
2027	34,000	—	—	—	34,000
Thereafter	113,000	—	—	—	113,000
Total	$153,000	$—	$16,880	$250,000	$419,880
(1)
The table above presents scheduled maturities of the Company’s outstanding debt liabilities as of a point in time pursuant to the terms of those instruments. The timing of actual repayments of outstanding debt liabilities may not ultimately correspond with the scheduled maturity dates depending on the terms of the underlying instruments and the potential for earlier prepayments.
(2)
The Company’s Credit Facility matures on August 17, 2027. As of December 31, 2022, there were no outstanding borrowings under the Credit Facility.

Information about our senior securities is shown in the following table for the years indicated in the table, unless otherwise noted.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (1)		Asset Coverage per Unit (2)(5)		Involuntary Liquidation Preference per Unit (3)		Average Market Value per Unit (4)
	(dollars in thousands)
SBA debentures
2013	$144,500	$	**	$	*	$	N/A
2014	173,500		**		*		N/A
2015	213,500		**		*		N/A
2016	224,000		**		*		N/A
2017	231,300		**		*		N/A
2018	191,000		**		*		N/A
2019	157,500		**		*		N/A
2020	147,000		**		*		N/A
2021	107,000		**		*		N/A
2022	153,000		**		*		N/A

Credit Facility
2013	$-	$	N/A	$	*	$	N/A
2014	10,000		25,326		*		N/A
2015	15,500		16,959		*		N/A
2016	-		N/A		*		N/A
2017	11,500		35,198		*		N/A
2018	36,500		5,659		*		N/A
2019	25,000		2,989		*		N/A
2020	-		2,337		*		N/A
2021	-		2,822		*		N/A
2022	-		2,800		*		N/A

2023 Notes(6)
2018	$50,000		$5,659	$	*		$25.74
2019	50,000		2,989		*		25.81
2020	50,000		2,337		*		24.12

February 2024 Notes(6)
2019	$69,000		$2,989	$	*		$25.97
2020	69,000		2,337		*		24.60

November 2024 Notes(6)
2019	$63,250		$2,989	$	*		$25.75
2020	63,250		2,337		*		23.20

January 2026 Notes
2020	$125,000		$2,337	$	*	$	N/A
2021	125,000		2,822		*		N/A
2022	125,000		2,800		*		N/A

November 2026 Notes
2021	$125,000		$2,822	$	*	$	N/A
2022	125,000		2,800		*		N/A

Secured Borrowings
2021	$17,637		$2,822	$	*	$	N/A
2022	16,880		2,800		*		N/A

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

(5) We have excluded our SBA debentures from the asset coverage calculation as of December 31, 2012 pursuant to the exemptive relief granted by the SEC in March 2012 that permits us to exclude the senior securities issued by the Funds from the definition of senior securities in the asset coverage requirement applicable to us under the 1940 Act.

(6) Our 2023 Notes were repaid in full on January 19, 2021. Our February 2024 Notes and our November 2024 Notes were repaid in full on November 2, 2021.
Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to portfolio companies to fund various undrawn revolving loans, other debt investments and capital commitments totaling $16,915 and $8,170 as of December 31, 2022 and 2021, respectively. Such outstanding commitments are summarized in the following table:

	December 31, 2022		December 31, 2021
	Total	Unfunded	Total		Unfunded
Portfolio Company - Investment	Commitment	Commitment	Commitment		Commitment
Acendre Midco, Inc. - Revolving Loan	$1,000	$1,000	$1,000		$1,000
Choice Technology Solutions, LLC (dba Choice Merchant Solutions, LLC) - Revolving Loan	1,000	1,000	—		—
Combined Systems, Inc. - Revolving Loan	4,000	162	4,000		605
EBL, LLC (EbLens) - Common Equity (Units)	375	375	—		—
Elements Brands, LLC - Revolving Loan	1,500	—	3,000		838
Netbase Solutions, Inc. (dba Netbase Quid) - First Lien Debt (last out)	300	300	—		—
Netbase Solutions, Inc. (dba Netbase Quid) - First Lien Debt (last out)	3,000	3,000	—		—
R1 Holdings, LLC (dba RoadOne IntermodaLogistics) - First Lien Debt	2,489	2,489	—		—
R1 Holdings, LLC (dba RoadOne IntermodaLogistics) - Senior Subordinated Debt	417	417	—		—
R1 Holdings, LLC (dba RoadOne IntermodaLogistics) - Common Equity	70	70	—		—
Rhino Assembly Company, LLC - Delayed Draw Commitment	—	—	875		875
Safety Products Group, LLC - Common Equity (Units)	—	—	2,852	(1)	2,852	(1)
Tedia Company, LLC - Revolving Loan	4,000	2,400	—		—
Tedia Company, LLC - Delayed Draw Term Loan	3,000	3,000	—		—
Western's Smokehouse, LLC - Delayed Draw Term Loan	3,500	2,702	—		—
Wonderware Holdings, LLC (dba CORE Business Technologies) - Delayed Draw Term Loan	—	—	2,000		2,000
Total	$24,651	$16,915	$13,727		$8,170

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

Equity ATM Program

On November 10, 2022, the Company established the at-the-market program (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through Raymond James & Associates, Inc. and B. Riley Securities, Inc., each as sales agents, shares of the Company’s common stock having an aggregate offering price of up to $50,000. No shares were issued under the ATM program for years ended December 31, 2021 and 2020. The gross proceeds raised, the related sales agent commission and the offering expenses, the net proceeds raised, and the average price at which shares were issued under the ATM Program for the year ended December 31, 2022 are as follows:

Sales Agent
		Gross	Commissions	Weighted-
	Number of	Proceeds	and Offering	Average
Year Ended December 31, 2022:	Shares Sold	Received	Costs	Price
January 1, 2022 through March 31, 2022	-	$-	$-	$-
April 1, 2022 through June 30, 2022	-	-		-
July 1, 2022 through September 30, 2022	-	-		-
October 1, 2022 through December 31, 2022(1)	290,388	5,900	89	20.32
Total	290,388	$5,900	$89	$20.32

(1) Net proceeds of $5,811 were received for the period October 1, 2022 through December 31, 2022.

As of December 31, 2022, the Company has $44,100 available under the ATM Program. No shares were issued during the years ended December 31, 2021 and 2020.

Stock Repurchase Program

As described in Note 2, the Company has a Stock Repurchase Program under which the Company may acquire up to $5,000 of its outstanding common stock. The Company did not make any repurchases of common stock during the years ended December 31, 2022 and 2021. During the year ended December 31, 2020, the Company repurchased 25,719 shares of common stock on the open market for $268. The Company’s NAV per share increased by approximately $0.01 for the year ended December 31, 2020 as a result of the share repurchases. The following table summarizes the Company’s share repurchases under the Stock Repurchase Program for the years ended December 31, 2022, 2021, and 2020:

	Years Ended December 31,
Repurchases of Common Stock	2022	2021	2020
Number of shares repurchased	—	—	25,719
Cost of shares repurchased, including commissions	$—	$—	$268
Weighted average price per share	$—	$—	$10.37
Weighted average discount to net asset value at quarter end prior to repurchases	N/A	N/A	38.5%

Refer to Note 9 for additional information regarding the issuance of shares under the DRIP.

The Company had 24,727,788 and 24,437,400 shares of common stock outstanding as of December 31, 2022 and 2021, respectively.

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the last three fiscal years.

						DRIP				DRIP
Date	Record	Payment	Amount	Total	Cash	Shares		DRIP		Share
Declared	Date	Date	Per Share	Distribution	Distribution	Value		Shares		Issue Price
Year Ended December 31, 2020:
2/14/2020	3/13/2020	3/27/2020	$0.39	$9,537	$9,537	$—	(3)	—	(3)	—
4/29/2020	6/12/2020	6/26/2020	0.30	7,331	7,331	—	(3)	—	(3)	—
8/03/2020	9/11/2020	9/25/2020	0.30	7,331	7,331	—	(3)	—	(3)	—
10/26/2020	12/4/2020	12/18/2020	0.30	7,331	7,331	—	(3)	—	(3)	—
10/26/2020 (2)	12/4/2020	12/18/2020	0.04	978	978	—	(3)	—	(3)	—
			$1.33	$32,508	$32,508	$—		—
Year Ended December 31, 2021:
2/09/2021	3/12/2021	3/26/2021	$0.31	$7,575	$7,575	$—	(3)	—	(3)	—
2/09/2021 (2)	3/12/2021	3/26/2021	0.07	1,711	1,711	—	(3)	—	(3)	—
5/03/2021	6/14/2021	6/28/2021	0.31	7,576	7,576	—	(3)	—	(3)	—
5/03/2021 (2)	6/14/2021	6/28/2021	0.08	1,955	1,955	—	(3)	—	(3)	—
8/02/2021	9/14/2021	9/28/2021	0.32	7,820	7,820	—	(3)	—	(3)	—
8/02/2021 (2)	9/14/2021	9/28/2021	0.06	1,466	1,466	—	(3)	—	(3)	—
8/02/2021 (1)	9/14/2021	9/28/2021	0.04	977	977	—	(3)	—	(3)	—
11/01/2021	12/3/2021	12/17/2021	0.32	7,820	7,820	—	(3)	—	(3)	—
11/01/2021 (2)	12/3/2021	12/17/2021	0.04	978	978	—	(3)	—	(3)	—
11/01/2021 (1)	12/3/2021	12/17/2021	0.05	1,222	1,222	—	(3)	—	(3)	—
			$1.60	$39,100	$39,100	$—		—
Year Ended December 31, 2022:
2/15/2022	3/11/2022	3/25/2022	$0.36	$8,797	$8,797	$—	(3)	—	(3)	—
2/15/2022 (2)	3/11/2022	3/25/2022	0.17	4,154	4,154	—	(3)	—	(3)	—
5/02/2022	6/10/2022	6/24/2022	0.36	8,797	8,797	—	(3)	—	(3)	—
5/02/2022 (2)	6/10/2022	6/24/2022	0.07	1,712	1,712	—	(3)	—	(3)	—
8/01/2022	9/9/2022	9/23/2022	0.36	8,797	8,797	—	(3)	—	(3)	—
8/01/2022 (2)	9/9/2022	9/23/2022	0.07	1,711	1,711	—	(3)	—	(3)	—
8/01/2022	12/2/2022	12/16/2022	0.36	8,902	8,902	—	(3)	—	(3)	—
8/01/2022 (2)	12/2/2022	12/16/2022	0.07	1,731	1,731	—	(3)	—	(3)	—
11/03/2022 (2)	12/2/2022	12/16/2022	0.08	1,978	1,978	—	(3)	—	(3)	—
11/03/2022 (1)	12/2/2022	12/16/2022	0.10	2,473	2,473	—	(3)	—	(3)	—
			$2.00	$49,052	$49,052	$—		—

(1)	Special dividend
(2)	Supplemental dividend
(3)

During the years ended December 31, 2022, 2021, and 2020, the Company directed the DRIP plan administrator to repurchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock in lieu of issuing new shares. Accordingly, the Company purchased and reissued shares to satisfy the DRIP obligation as follows:

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Fiscal Year Ended December 31, 2020:	and Reissued	Per Share	Amount Paid
January 1, 2020 through March 31, 2020	31,586	$7.58	$239
April 1, 2020 through June 30, 2020	21,904	9.04	198
July 1, 2020 through September 30, 2020	28,871	10.18	294
October 1, 2020 through December 31, 2020	20,222	12.91	261
Total	102,583	$9.67	$992

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Year Ended December 31, 2021:	and Reissued	Per Share	Amount Paid
January 1, 2021 through March 31, 2021	15,562	$15.62	$243
April 1, 2021 through June 30, 2021	17,042	17.20	293
July 1, 2021 through September 30, 2021	18,201	17.82	324
October 1, 2021 through December 31, 2021	18,283	17.42	318
Total	69,088	$17.05	$1,178

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Year Ended December 31, 2022:	and Reissued	Per Share	Amount Paid
January 1, 2022 through March 31, 2022	20,380	$20.51	$418
April 1, 2022 through June 30, 2022	20,233	17.89	362
July 1, 2022 through September 30, 2022	21,114	17.08	360
October 1, 2022 through December 31, 2022	23,026	18.99	437
Total	84,753	$18.61	$1,577

Note 10. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2022 to 2013:

	Years Ended December 31,
	2022	2021	2020	2019	2018
Per share data:
Net asset value at beginning of period	$19.96	$16.81	$16.85	$16.47	$16.05
Net investment income (1)	1.90	1.03	1.62	1.31	1.43
Net realized gain (loss) on investments, net of tax (provision) (1)	2.61	2.19	(0.06)	(0.05)	(0.45)
Taxes paid on deemed distributions(1)	(0.35)	-	-	-	-
Net unrealized appreciation (depreciation) on investments (1)	(2.69)	1.70	(0.27)	0.74	1.05
Realized losses on extinguishment of debt (1)	(0.01)	(0.17)	(0.01)	(0.02)	(0.01)
Total increase from investment operations (1)	1.46	4.75	1.28	1.98	2.02
Accretive (dilutive) effect of share issuances and repurchases	0.02	-	0.01	-	0.01
Dividends declared to stockholders	(1.19)	(1.60)	(1.33)	(1.60)	(1.60)
Distributions from capital gains	(0.81)	-	-	-	-
Other (2)	(0.01)	-	-	-	(0.01)
Net asset value at end of period	$19.43	$19.96	$16.81	$16.85	$16.47
Market value at end of period	$19.03	$17.98	$13.10	$14.84	$11.69
Shares outstanding at end of period	24,727,788	24,437,400	24,437,400	24,463,119	24,463,119
Weighted average shares outstanding during the period	24,468,172	24,437,400	24,442,431	24,463,119	24,471,730
Net assets at end of period	$480,343	$487,764	$410,760	$412,310	$402,985
Average net assets (6)	$482,594	$437,690	$392,866	$404,284	$398,440
Ratios to average net assets:
Total expenses (4)(10)	12.0%	15.4%	11.8%	11.2%	10.7%
Net investment income (5)	9.6%	5.7%	10.1%	7.9%	8.8%
Total return based on market value (3)	17.7%	53.9%	1.0%	37.6%	(15.8%)
Total return based on net asset value (8)	7.3%	28.3%	7.6%	12.0%	12.6%
Portfolio turnover ratio	23.9%	47.7%	25.8%	17.2%	29.5%
Supplemental Data:
Average debt outstanding (7)	$397,244	$380,997	$385,350	$319,050	$271,560
Average debt per share (1)	$16.24	$15.59	$15.77	$13.04	$11.10

	Years Ended December 31,
	2017	2016	2015	2014	2013
Per share data:
Net asset value at beginning of period	$15.76	$15.17	$15.16	$15.35	$15.32
Net investment income (1)	1.44	1.45	1.64	1.62	1.43
Net realized gain (loss) on investments, net of tax (provision) (1)	0.67	(0.77)	0.58	(1.18)	2.22
Net unrealized appreciation (depreciation) on investments (1)	(0.23)	1.59	(0.62)	0.92	(1.64)
Realized losses on extinguishment of debt (1)	(0.01)	-	-	-	-
Total increase from investment operations (1)	1.87	2.27	1.60	1.36	2.01
Accretive (dilutive) effect of share issuances and repurchases	0.02	(0.05)	0.02	0.19	0.18
Dividends to stockholders	(1.60)	(1.60)	(1.60)	(0.97)	(1.21)
Distributions from capital gains	-	-	-	(0.75)	(0.73)
Taxes paid on deemed distributions	-	-	-	-	(0.21)
Other (2)	-	(0.03)	(0.01)	(0.02)	(0.01)
Net asset value at end of period	$16.05	$15.76	$15.17	$15.16	$15.35
Market value at end of period	$15.18	$15.73	$13.69	$14.85	$21.74
Shares outstanding at end of period	24,507,940	22,446,076	16,300,732	16,051,037	13,755,232
Weighted average shares outstanding during the period	23,527,188	18,283,715	16,201,449	14,346,438	13,524,368
Net assets at end of period	$393,273	$353,785	$247,362	$243,263	$211,125
Average net assets (6)	$376,292	$289,453	$245,706	$222,737	$209,136
Ratios to average net assets:
Total expenses (4)(10)	9.8%	11.7%	11.3%	10.3%	11.0%
Net investment income (5)	9.0%	9.2%	10.8%	10.5%	9.2%
Total return based on market value (3)	3.2%	23.8%	2.4%	(23.8%)	44.0%
Total return based on net asset value (8)	11.9%	15.0%	10.6%	8.9%	13.1%
Portfolio turnover ratio	29.5%	29.3%	22.5%	18.9%	44.9%
Supplemental Data:
Average debt outstanding (7)	$219,920	$221,200	$199,340	$152,700	$144,500
Average debt per share (1)	$9.35	$12.10	$12.30	$10.64	$10.68

________________________________________________________

(1)	Weighted average per share data.
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

(4)

The total expenses to average net assets ratio is calculated using i) the "total expenses, net of income incentive fee and base management fee waiver", ii) the "income tax (provision) benefit", iii) the "income tax (provision) benefit from realized gains on investments, and iv) income tax (provision) from deemed distribution of long term capital gains" captions as presented on the consolidated statements of operations.

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

(9)

There was no incentive fee waived for the years ended December 31, 2022, and 2021, The ratio of waived incentive fees to average net assets was (0.11)% for the year ended December 31, 2020. There was no incentive fee waived for the years ended December 31, 2019 through 2013.

(10)	The following is a schedule of supplemental expense ratios to average net assets:

	Years Ended December 31,
Ratio to average net assets:	2022	2021	2020	2019	2018
Expenses other than incentive fee (4)	10.4%	8.9%	10.1%	8.5%	7.6%
Incentive fee (4)(9)	1.6%	6.5%	1.7%	2.7%	3.1%
Total expenses (4)	12.0%	15.4%	11.8%	11.2%	10.7%

	Years Ended December 31,
Ratio to average net assets:	2017	2016	2015	2014	2013
Expenses other than incentive fee (4)	6.9%	8.1%	8.7%	8.1%	7.8%
Incentive fee, net of incentive fee waiver (4)(9)	2.9%	3.6%	2.6%	2.2%	3.2%
Total expenses (4)	9.8%	11.7%	11.3%	10.3%	11.0%

	Years Ended December 31,
Ratio to average net assets:	2022	2021	2020	2019	2018
Total expenses, before base management fee waiver (4)	12.1%	15.4%	11.8%	11.2%	10.7%
Base management fee waiver (4)(9)	(0.1%)	0.0%	0.0%	0.0%	0.0%
Total expenses (4)	12.0%	15.4%	11.8%	11.2%	10.7%

	Years Ended December 31,
Ratio to average net assets:	2017	2016	2015	2014	2013
Total expenses, before base management fee waiver (4)	9.8%	11.7%	11.3%	10.3%	11.0%
Base management fee waiver (4)(9)	0.0%	0.0%	0.0%	0.0%	0.0%
Total expenses (4)	9.8%	11.7%	11.3%	10.3%	11.0%

Note 11. Selected Quarterly Financial Data (unaudited)

	March 31,	June 30,	September 30,	December 31,
	2022	2022	2022	2022
Total investment income	$20,518	$21,153	$24,992	$27,474
Net investment income	10,338	11,008	12,719	12,484
Net increase in net assets from operations	11,690	7,981	11,428	4,723
Net investment income per share(1)	$0.42	$0.45	$0.52	$0.51
Net increase in net assets from operations per share(1)	$0.48	$0.33	$0.47	$0.19
Net asset value per share at end of period	$19.91	$19.80	$19.41	$19.43

	March 31,	June 30,	September 30,	December 31,
	2021	2021	2021	2021
Total investment income	$23,290	$21,826	$21,229	$24,101
Net investment income	11,081	6,473	5,118	2,448
Net increase in net assets from operations	11,538	25,886	28,442	50,238
Net investment income per share(1)	$0.45	$0.26	$0.21	$0.10
Net increase in net assets from operations per share(1)	$0.47	$1.06	$1.16	$2.06
Net asset value per share at end of period	$16.90	$17.57	$18.31	$19.96

	March 31,	June 30,	September 30,	December 31,
	2020	2020	2020	2020
Total investment income	$19,983	$20,433	$21,077	$23,630
Net investment income	17,417	9,291	6,902	6,038
Net increase in net assets from operations	(26,971)	7,973	20,707	29,517
Net investment income per share(1)	$0.71	$0.38	$0.28	$0.25
Net increase in net assets from operations per share(1)	$(1.10)	$0.33	$0.85	$1.20
Net asset value per share at end of period	$15.37	$15.39	$15.94	$16.81

(1)	Per share amounts are calculated using the weighted average shares outstanding for the period. Due to rounding, the sum of the quarters may not equal the annual calculation on a per share basis.

Note 12. Income Taxes

The Company has elected to be treated for U.S. federal income tax purposes as a RIC, whereby the Company generally will not be subject to U.S. federal income tax at corporate rates on any net ordinary income or capital gains that the Company timely distributes to its stockholders as dividends. The Company must generally distribute at least 90% of its investment company taxable income to maintain its RIC status. As part of maintaining RIC status, undistributed taxable income pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the due date for filing of the federal income tax return (including extensions) for the prior year, the 15th day of the 10th month following the prior tax year. Such taxable income carried forward to the next tax year will be subject to excise tax equal to 4% of the amount by which (i) 98% of the Company’s ordinary income recognized during a calendar year and (ii) 98.2% of the Company’s long term capital gains, as defined by Subchapter M of the Code, recognized for the one year period ending October 31st of a calendar year exceeds the respective distributions for the year. Excise tax is included as a component of income tax provision and income tax (provision) on realized gains on investments, depending on the character of the underlying taxable income (ordinary or capital gains), on the consolidated statements of operations.

The Taxable Subsidiaries hold certain portfolio investments for the Company. The Taxable Subsidiaries are consolidated for financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in the Company’s consolidated financial statements. The principal purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies which are “pass through” entities for U.S. federal income tax purposes in order to comply with the “source-of-income” requirements contained in the RIC tax provisions of Subchapter M of the Code. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal corporate income tax purposes, and each Taxable Subsidiary is subject to U.S. federal corporate income tax on its taxable income. The Taxable Subsidiaries are taxed as corporations and do not intend to qualify as a RIC pursuant to Subchapter M of the Code. As corporations, the Taxable Subsidiaries are obligated to pay U.S. federal, state and local income tax on taxable income, as applicable. Income earned and gains realized on the investment or investments held by the Taxable Subsidiary are taxable to such subsidiary. A tax provision for ordinary income, if any, is shown as income tax provision in the Consolidated Statements of Operations of the Company. A tax provision for realized and unrealized gains on investments is included as a reduction of realized and unrealized gains (losses) on investments in the Consolidated Statements of Operations of the Company. For the years ended December 31, 2022, 2021, and 2020, the Taxable Subsidiaries were subject to a 21% U.S. federal income tax rate. The Company classifies interest and penalties, if any, as a component of income tax provision on the consolidated statements of operations. Income tax expense at the Taxable Subsidiaries is included as a component of the income tax provisions, depending on the character of the underlying taxable income (ordinary or capital gains), on the consolidated statements of operations. For the years ended December 31, 2022, 2021, and 2020, income tax expense at the Taxable Subsidiaries was $1,809, $1,827, and $628, respectively.

The Company and the Taxable Subsidiaries are also subject to various state and local income taxes.

The following table is a reconciliation of net increase in net assets resulting from operations on the consolidated statements of operations to taxable income and to total distributions declared to common stockholders for the years ended December 31, 2022, 2021, and 2020.

	2022 (1)	2021	2020
Net increase in net assets resulting from operations	$35,822	$116,104	$31,226
Net change in unrealized (appreciation) depreciation on investments	65,702	(41,496)	6,578
Permanent book income and tax income differences	12,606	2,176	1,810
Temporary book income and tax income differences	(18,210)	347	(5,091)
Capital loss carry forward (utilization)	-	(25,024)	3,385
Taxable income	95,920	52,107	37,908
Taxable income earned in prior year and carried forward for distribution in current year	33,839	20,832	15,432
Taxable Subsidiaries liquidating distributions	138	-	-
Deemed distribution of long term capital gains	(40,801)	-	-
Taxable income earned in current period and carried forward for distribution in following year	(40,044)	(33,839)	(20,832)
Total distributions to common stockholders	$49,052	$39,100	$32,508

(1)

The Company’s taxable income for 2022 is an estimate and will not be finalized until the Company files its 2022 federal income tax returns in 2023. Therefore, the Company’s actual taxable income, and the Company’s actual taxable income that was earned in 2022 and carried forward for distribution in 2023, may be different than this estimate.

For tax purposes, distributions paid to stockholders are reported as ordinary income, long term capital gains and return of capital, or a combination thereof. The tax character of distributions paid for the years ended December 31, 2022, 2021, and 2020 was as follows:

	2022 (1)	2021	2020
Ordinary income	$29,135	$39,100	$32,508
Long term capital gains	19,917	-	-
Return of capital	-	-	-
Total distributions to common stockholders	$49,052	$39,100	$32,508

The Company estimates that it generated undistributed ordinary taxable income of approximately $28,818, or $1.18 per share, and undistributed long term capital gains of $11,225, or $0.45 per share, during 2022 that will be carried forward and distributed in 2023. Ordinary dividend distributions from a RIC do not qualify for the preferential U.S. federal income tax rate on dividend income from certain domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations.

The Company may distribute a portion of its realized net long term capital gains in excess of realized net short term capital losses to its stockholders, but may also decide to retain a portion, or all, of its net capital gains and elect to make a “deemed distribution” to its stockholders. For the year ended December 31, 2022, the Company elected to designate retained net capital gains of $40,801, or approximately $1.65 per share, as a deemed distribution, which was allocated to stockholders of record as of December 31, 2022. The Company incurred U.S. federal income taxes of $8,568, or approximately $0.35 per share, on behalf of stockholders related to this deemed distribution. Such U.S. federal income taxes were paid in January 2023. For the years ended December 31, 2021 and 2020, the Company did not elect to designate retained net capital gains as a deemed distribution.

As of December 31, 2022 and 2021, the tax basis components of distributable earnings were as follows:

	December 31,	December 31,
	2022 (1)	2021
Undistributed ordinary income	$28,818	$18,562
Undistributed long term capital gains	11,225	15,277
Unrealized appreciation (depreciation)	31,636	97,338
Temporary book/tax differences	12,967	(5,244)
Capital loss carry forward	-	-
Total distributable earnings	$84,646	$125,933

(1)

The Company’s distributable earnings for 2022 is an estimate and will not be finally determined until the Company files its 2022 federal income tax returns in 2023. Therefore, the Company’s actual distributable earnings may be different than this estimate.

For federal income tax purposes, the cost of investments owned at December 31, 2022 and 2021 was approximately $811,962 and $623,527, respectively.

	December 31,	December 31,
	2022 (1)	2021
Tax-basis amortized cost of investments	$811,962	$623,527
Tax-basis gross unrealized appreciation on investments	87,884	110,481
Tax-basis gross unrealized depreciation on investments	(39,517)	(14,884)
Tax-basis net unrealized appreciation on investments	48,367	95,597
Fair value of investments	$860,329	$719,124

(1)

The Company’s tax-basis amortized cost of investments for 2022 is an estimate and will not be finally determined until 2023 when the Company receives the relevant tax forms from portfolio companies with equity investments. Therefore, the Company’s actual tax-basis amortized cost of investments may be different than this estimate.

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These permanent book-to-tax differences are reclassified on the consolidated statements of changes in net assets to reflect their tax character but have no impact on total net assets. The following permanent book-to-tax differences were reclassified on the consolidated statements of changes in net assets for the years ended December 31, 2022, 2021, and 2020.

	2022 (1)	2021	2020
Additional paid-in capital	$(4,176)	$(2,175)	$(1,811)
Total distributable earnings	4,176	2,175	1,811

(1)

The Company’s permanent book-to-tax reclassifications for 2022 are an estimate and will not be finalized until the Company files its 2022 federal income tax returns in 2023. Therefore, the Company’s actual permanent book-to-tax reclassifications may be different than this estimate. The Company adjusts such reclassifications in the following years when finalized, and such adjustments are reflected in the consolidated statements of changes in net assets and the consolidated statements of assets and liabilities.

Note 13. Subsequent Events

On February 15, 2023, the Board declared a regular quarterly dividend of $0.41 per share, a supplemental dividend of $0.15 per share, and a special dividend of $0.10 per share payable March 29, 2023, to stockholders of record as of March 22, 2023.

On February 23, 2023, the Company invested $11,000 in first lien debt and common equity of USG AS Holdings, LLC, a leading provider of water asset management services for small and medium public water utilities in North America.

On February 27, 2023, the Company issued an additional $4,000 in SBA debentures, which will bear interest at a fixed interim interest rate of 5.344% until the pooling date in March 2023.

On February 28, 2023, the Company invested $10,400 in first lien debt, subordinated debt, and common equity of CTM Group, Inc., a leading provider of turn-key entertainment solutions across tourist attractions, leisure venues, and high traffic retail sites.

For the period from January 1, 2023, to February 28, 2023, the Company sold a total of 114,904 shares of our common stock under the ATM Program for gross proceeds of approximately $2,395 and net proceeds of approximately $2,359, after deducting commissions to the sales agents on shares sold and offering expenses.

On March 1, 2023, the Company invested $18,750 in first lien debt and common equity of QED Technologies International, Inc., a leading provider of precision optics finishing and inspection equipment, products, and services for the semiconductor, military, space, R&D, imaging, and other industries.

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

Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

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

Description of Securities (Filed as Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 3, 2022 and incorporated herein by reference).

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

10.11

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

10.12

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

10.13

Equity Distribution Agreement, dated November 10, 2022, by and among Fidus Investment Corporation, Fidus Investment Advisors, LLC, Raymond James & Associates, Inc. and B. Riley Securities, Inc. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on November 10, 2022 and incorporated herein by reference).

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

Date: March 2, 2023

/s/ EDWARD H. ROSS
Name: Edward H. Ross
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ EDWARD H. ROSS Edward H. Ross	Chairman and Chief Executive Officer (Principal Executive Officer)	March 2, 2023

/s/ THOMAS C. LAUER Thomas C. Lauer	President and Director	March 2, 2023

/s/ SHELBY E. SHERARD Shelby E. Sherard	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2023

/s/ RAYMOND L. ANSTISS, JR. Raymond L. Anstiss, Jr.	Director	March 2, 2023

/s/ KELLY MCNAMARA CORLEY Kelly McNamara Corley	Director	March 2, 2023

/s/ CHARLES D. HYMAN Charles D. Hyman	Director	March 2, 2023

/s/ EDWARD X. TUNE Edward X. Tune	Director	March 2, 2023