Form 10-Q
period 2023-03-31
FIDUS INVESTMENT Corp
filed 2023-05-04
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 2, 2023, the Registrant had outstanding 24,988,398 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	March 31,
	2023	December 31,
	(unaudited)	2022
ASSETS
Investments, at fair value:
Control investments (cost: $17,915 and $17,915, respectively)	$—	$—
Affiliate investments (cost: $55,740 and $55,804, respectively)	99,037	101,590
Non-control/non-affiliate investments (cost: $791,325 and $754,974, respectively)	798,287	758,739
Total investments, at fair value (cost: $864,980 and $828,693, respectively)	897,324	860,329
Cash and cash equivalents	36,418	62,350
Interest receivable	13,705	11,826
Prepaid expenses and other assets	1,577	1,455
Total assets	$949,024	$935,960
LIABILITIES
SBA debentures, net of deferred financing costs (Note 6)	$160,352	$148,476
Notes, net of deferred financing costs (Note 6)	246,402	246,128
Borrowings under Credit Facility, net of deferred financing costs (Note 6)	13,694	(1,380)
Secured borrowings	16,634	16,880
Accrued interest and fees payable	3,326	4,747
Base management fee payable, net of base management fee waiver – due to affiliate	3,782	3,769
Income incentive fee payable – due to affiliate	3,647	3,035
Capital gains incentive fee payable – due to affiliate	15,257	22,659
Administration fee payable and other – due to affiliate	462	576
Taxes payable	87	9,937
Accounts payable and other liabilities	735	790
Total liabilities	$464,378	$455,617
Commitments and contingencies (Note 7)
NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 24,988,398 and 24,727,788 shares issued and
outstanding at March 31, 2023 and December 31, 2022, respectively)	$25	$25
Additional paid-in capital	400,978	395,672
Total distributable earnings	83,643	84,646
Total net assets	484,646	480,343
Total liabilities and net assets	$949,024	$935,960
Net asset value per common share	$19.39	$19.43

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

(in thousands, except shares and per share data)

	Three Months Ended
	March 31,
	2023	2022
Investment Income:
Interest income
Control investments	$—	$—
Affiliate investments	1,050	884
Non-control/non-affiliate investments	24,906	16,197
Total interest income	25,956	17,081
Payment-in-kind interest income
Control investments	—	—
Affiliate investments	—	30
Non-control/non-affiliate investments	637	517
Total payment-in-kind interest income	637	547
Dividend income
Control investments	—	—
Affiliate investments	348	656
Non-control/non-affiliate investments	36	33
Total dividend income	384	689
Fee income
Control investments	—	—
Affiliate investments	5	137
Non-control/non-affiliate investments	1,431	2,061
Total fee income	1,436	2,198
Interest on idle funds	643	3
Total investment income	29,056	20,518
Expenses:
Interest and financing expenses	5,185	4,412
Base management fee	3,854	3,343
Incentive fee - income	3,647	1,053
Incentive fee (reversal) - capital gains	153	270
Administrative service expenses	473	422
Professional fees	816	599
Other general and administrative expenses	240	203
Total expenses before base management fee waiver	14,368	10,302
Base management fee waiver	(72)	(76)
Total expenses, net of base management fee waiver	14,296	10,226
Net investment income before income taxes	14,760	10,292
Income tax provision (benefit)	37	(46)
Net investment income	14,723	10,338
Net realized and unrealized gains (losses) on investments:
Net realized gains (losses):
Control investments	—	139
Affiliate investments	—	324
Non-control/non-affiliate investments	58	6,405
Total net realized gain (loss) on investments	58	6,868
Income tax (provision) benefit from realized gains on investments	—	1
Net change in unrealized appreciation (depreciation):
Control investments	—	(230)
Affiliate investments	(2,489)	(5,879)
Non-control/non-affiliate investments	3,197	790
Total net change in unrealized appreciation (depreciation) on investments	708	(5,319)
Net gain (loss) on investments	766	1,550
Realized losses on extinguishment of debt	—	(198)
Net increase (decrease) in net assets resulting from operations	$15,489	$11,690
Per common share data:
Net investment income per share-basic and diluted	$0.59	$0.42
Net increase in net assets resulting from operations per share — basic and diluted	$0.62	$0.48
Dividends declared per share	$0.66	$0.53
Weighted average number of shares outstanding — basic and diluted	24,803,951	24,437,400

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except shares)

	Common Stock			Additional	Total
	Number of	Par		paid-in	distributable	Total net
	shares	value		capital	earnings	assets
Balances at December 31, 2021	24,437,400	$24		$361,807	$125,933	$487,764
Net investment income	—	—		—	10,338	10,338
Net realized gain (loss) on investments, net of taxes	—	—		—	6,869	6,869
Net unrealized appreciation (depreciation) on investments	—	—		—	(5,319)	(5,319)
Realized losses on extinguishment of debt	—	—		—	(198)	(198)
Dividends declared	—	—		—	(12,952)	(12,952)
Balances at March 31, 2022	24,437,400	$24		$361,807	$124,671	$486,502
Balances at December 31, 2022	24,727,788	$25		$395,672	$84,646	$480,343
Public offering of common stock, net of expenses	260,610	0	*	5,306	—	5,306
Net investment income	—	—		—	14,723	14,723
Net realized gain (loss) on investments, net of taxes	—	—		—	58	58
Net unrealized appreciation (depreciation) on investments	—	—		—	708	708
Realized losses on extinguishment of debt	—	—		—	—	—
Dividends declared	—	—		—	(16,492)	(16,492)
Balances at March 31, 2023	24,988,398	$25		$400,978	$83,643	$484,646
*amount is greater than zero but less than one

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$15,489	$11,690
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(708)	5,319
Net realized (gain) loss on investments	(58)	(6,868)
Interest and dividend income paid-in-kind	(637)	(547)
Accretion of original issue discount	(113)	(23)
Accretion of loan origination fees	(413)	(280)
Purchase of investments	(51,521)	(114,428)
Proceeds from sales and repayments of investments	15,918	23,185
Proceeds from loan origination fees	537	771
Realized losses on extinguishment of debt	—	198
Amortization of deferred financing costs	516	524
Amortization of deferred equity financing costs	3	—
Changes in operating assets and liabilities:
Interest receivable	(1,879)	(2,087)
Prepaid expenses and other assets	(125)	(167)
Accrued interest and fees payable	(1,421)	(1,053)
Base management fee payable, net of base management fee waiver – due to affiliate	13	133
Income incentive fee payable – due to affiliate	612	(1,569)
Capital gains incentive fee (reversal) – due to (from) affiliate	(7,402)	(5,866)
Administration fee payable and other – due to affiliate	(114)	(248)
Taxes payable	(9,850)	(367)
Accounts payable and other liabilities	(55)	1,036
Net cash provided by (used for) operating activities	(41,208)	(90,647)
Cash Flows from Financing Activities:
Proceeds from stock offerings, net of expenses (Note 8)	5,306	—
Proceeds received from SBA debentures	12,000	41,500
Repayments of SBA debentures	—	(20,000)
Proceeds received from (repayments of) Secured Borrowings, net	(246)	(194)
Payment of deferred financing costs	(292)	(1,011)
Dividends paid to stockholders, including expenses	(16,492)	(12,952)
Net cash provided by (used for) financing activities	15,276	7,343
Net increase (decrease) in cash and cash equivalents	(25,932)	(83,304)
Cash and cash equivalents:
Beginning of period	62,350	169,417
End of period	$36,418	$86,113
Supplemental information and non-cash activities:
Cash payments for interest	$6,090	$4,941
Cash payments for taxes, net of tax refunds received	$9,887	$320

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

March 31, 2023

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets

Control Investments (t)
EBL, LLC (EbLens)	Retail
Second Lien Debt (j)(y)			0.00%/13.00%	10/3/2022	10/3/2025	$9,350	$9,332	$—
Common Equity (75,000 units) (j)				7/13/2017			750	—
Common Equity (375 units) ($375 unfunded commitment) (j)				10/3/2022			1,000	—
							11,082	—	0%
US GreenFiber, LLC (n)	Building Products Manufacturing
Second Lien Debt (j)(y)			10.00%/3.00%	7/3/2014	8/30/2024	5,226	5,223	—
Common Equity (2,522 units) (h)(j)				7/3/2014			586	—
Common Equity (425,508 units) (j)				8/30/2019			1	—
Common Equity (1,022,813 units) (h)(j)				7/1/2020			1,023	—
							6,833	—	0%

Total Control Investments							$17,915	$—	0%

Affiliate Investments (l)
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	Building Products Manufacturing
Subordinated Debt (j)			10.00%/0.00%	12/31/2021	12/31/2027	$9,602	$9,602	$9,602
Common Equity (5,690 units) (h) (j)				12/31/2021			5,690	6,129
Common Equity (7,113 units) (h) (j)				12/31/2021			7,113	7,814
Common Equity (2,012 units) (h) (j)				12/31/2021			-	-
							22,405	23,545	4%
Medsurant Holdings, LLC	Healthcare Services
Preferred Equity (84,997 units) (h)(j)				4/12/2011			644	649
Warrant (252,588 units) (h)(j)(m)				4/12/2011			2,257	2,225
							2,901	2,874	1%
Pfanstiehl, Inc.	Healthcare Products
Subordinated Debt (j)			10.00%/0.00%	8/2/2022	8/2/2027	10,000	9,958	10,000
Common Equity (2,550 units) (j)				3/29/2013			255	40,975
							10,213	50,975	11%

Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	Aerospace & Defense Manufacturing
First Lien Debt (k)(ag)		(L + 5.50%) / (1.00%)	10.66%/0.00%	2/12/2021	2/11/2026	15,000	14,937	14,577
Common Equity (12,035 units) (j)				8/25/2021			1,204	1,076
Common Equity (41,290 units) (j)				12/16/2022			2,608	—
Common Equity (4,921 units) (j)				9/16/2022			472	493
							19,221	16,146	3%
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Common Equity (1,000,000 units)				11/12/2015			1,000	5,497	1%

Total Affiliate Investments							$55,740	$99,037	20%

Non-control/Non-affiliate Investments
2KDirect, Inc. (dba iPromote)	Information Technology Services
First Lien Debt (k)(at)		(L + 6.75%) / (0.50%)	11.77%/0.00%	6/25/2021	6/25/2026	$11,460	$11,403	$11,460
First Lien Debt (j)(aa)		(L + 6.75%) / (0.50%)	11.77%/0.00%	7/30/2021	6/25/2026	3,526	3,526	3,526
Common Equity (1,000,000 units)				6/25/2021			1,000	389
							15,929	15,375	3%
Acendre Midco, Inc.	Information Technology Services
First Lien Debt (j)		(S + 7.75%) / (0.50%)	12.60%/0.00%	10/6/2021	10/6/2026	5,486	5,475	5,486
First Lien Debt (j)		(S + 7.75%) / (0.50%)	12.60%/0.00%	10/6/2021	10/6/2026	12,469	12,422	12,469
Revolving Loan ($1,000 unfunded commitment) (j)(i)		(S + 7.50%) / (0.50%)	12.60%/0.00%	10/6/2021	10/6/2026	—	—	—
Common Equity (500,000 shares) (j)				10/6/2021			371	441
Warrant (150,000 shares) (j)(m)				10/6/2021			129	132
Preferred Equity (77,016 shares) (j)				9/26/2022			88	143
							18,485	18,671	4%
Aeronix Inc.	Aerospace & Defense Manufacturing
First Lien Debt (ai)		(S + 5.88%) / (1.50%)	11.03%/0.00%	6/11/2021	6/11/2026	17,250	17,170	17,250
Common Equity (549 units)				6/11/2021			593	766
							17,763	18,016	5%
Allredi, LLC (fka Marco Group International OpCo, LLC)	Industrial Cleaning & Coatings
Second Lien Debt (y)			12.50%/2.25%	3/2/2020	9/2/2026	10,345	10,281	8,742
Common Equity (570,636 units) (h)(j)				7/21/2017			637	152
Common Equity (39,443 units) (h)(j)				11/24/2021			22	55
							10,940	8,949	2%
American AllWaste LLC (dba WasteWater Transport Services)	Environmental Industries
First Lien Debt ($2,500 unfunded commitment) (j)(p)(ax)		(S + 6.50%) / (1.00%)	10.90%/0.00%	6/28/2021	6/28/2026	20,908	20,680	20,908
First Lien Debt (j)(o)		(S + 4.00%) / (1.00%)	8.73%/0.00%	6/28/2021	6/28/2026	330	330	326
Preferred Equity (500 units) (h)(j)				5/31/2018			500	546
Preferred Equity (207 units) (h)(j)				8/6/2019			250	263
Preferred Equity (141 units) (h)(j)				11/2/2020			171	180
Preferred Equity (74 units) (h)(j)				12/29/2021			97	101
							22,028	22,324	5%
AmeriWater, LLC	Component Manufacturing
First Lien Debt (af)		(S + 6.25%) / (1.00%)	10.84%/0.00%	7/8/2022	7/8/2027	7,704	7,664	7,704
Subordinated Debt (j)			7.00%/7.00%	7/8/2022	1/8/2028	2,106	2,097	2,106
Common Equity (1,000 units) (h)(j)				7/8/2022			1,000	808
							10,761	10,618	2%
AOM Intermediate Holdco, LLC (dba AllOver Media)	Information Technology Services
First Lien Debt (aq)		(S + 6.50%) / (0.75%)	11.34%/0.00%	2/1/2022	2/1/2027	10,000	9,942	10,000
Common Equity (750 units) (h)(j)				2/1/2022			750	700
							10,692	10,700	2%
APM Intermediate Holdings, LLC (dba Artistic Paver Manufacturing, Inc.)	Building Products Manufacturing
First Lien Debt (av)		(S + 7.00%) / (2.00%)	11.59%/0.00%	11/8/2022	11/8/2027	15,000	14,896	14,896
Common Equity (1,200 units) (h)(j)				11/8/2022			1,200	1,200
							16,096	16,096	4%
Applied Data Corporation	Information Technology Services
First Lien Debt (k)(v)		(S + 6.25%) / (1.50%)	11.10%/0.00%	11/6/2020	11/6/2025	19,005	18,924	19,005
Common Equity (24 units)				11/6/2020			66	496
Preferred Equity (1,184,711 units)				11/6/2020			1,185	1,388
							20,175	20,889	5%
Auto CRM LLC (dba Dealer Holdings)	Information Technology Services
First Lien Debt (au)		(P + 5.50%) / (3.25%)	13.50%/0.85%	10/1/2021	10/1/2026	7,597	7,545	7,597
Subordinated Debt			0.00%/14.50%	10/1/2021	12/31/2026	606	603	606
Common Equity (500 units) (j)				10/1/2021			500	466
							8,648	8,669	2%

BCM One Group Holdings, Inc.	Information Technology Services
Subordinated Debt (j)			10.25%/0.00%	11/17/2021	11/17/2028	11,333	11,281	11,333	2%

Bedford Precision Parts LLC	Specialty Distribution
Common Equity (500,000 units) (h)(j)				3/12/2019			484	513	0%

BP Thrift Buyer, LLC (dba myUnique and Ecothrift)	Retail
First Lien Debt (j)(al)		(S + 5.75%) / (1.50%)	10.34%/0.00%	9/13/2022	9/13/2027	20,000	19,588	20,000
Common Equity (1,000 units) (j)				9/13/2022			960	1,193
							20,548	21,193	4%
BurgerFi International, LLC (dba BurgerFi) (ad)	Restaurants
Common Equity (14,201 units) (j)(ao)				11/3/2022			521	17
Preferred Equity (9,787 units) (j)(ao)				11/3/2022			49	245
							570	262	0%
Cardback Intermediate, LLC (dba Chargeback Gurus)	Information Technology Services
First Lien Debt (j)(ah)		(L + 6.50%) / (0.75%)	11.25%/0.00%	8/10/2021	8/10/2026	12,506	12,453	12,506
Common Equity (495 shares) (j)				8/10/2021			125	16
Preferred Equity (495 shares) (j)				8/10/2021			125	284
							12,703	12,806	3%
Choice Technology Solutions, LLC (dba Choice Merchant Solutions, LLC)	Information Technology Services
First Lien Debt (j)		(S + 7.25%) / (1.00%)	12.09%/0.00%	4/1/2022	4/1/2027	8,500	8,462	8,500
Revolving Loan ($1,000 unfunded commitment) (i)(j)		(S + 6.25%) / (1.00%)	11.09%/0.00%	4/1/2022	4/1/2027	—	—	—
							8,462	8,500	2%
CIH Intermediate, LLC	Business Services
Subordinated Debt (k)			10.00%/1.00%	3/3/2022	3/3/2028	13,786	13,673	13,786
Common Equity (563 shares) (j)				3/3/2022			400	642
Preferred Equity (563 shares) (j)				3/3/2022			400	869
							14,473	15,297	3%
Combined Systems, Inc.	Aerospace & Defense Manufacturing
First Lien Debt		(L + 11.00%) / (2.00%)	18.75%/0.00%	1/31/2020	1/31/2025	3,862	3,841	3,862
First Lien Debt		(L + 11.00%) / (2.00%)	18.75%/0.00%	12/22/2022	2/15/2023	489	489	489
Revolving Loan ($162 unfunded commitment) (j)(ac)		(L + 10.00%) / (2.00%)	17.75%/0.00%	1/31/2020	1/31/2025	3,838	3,829	3,838
							8,159	8,189	2%
Comply365, LLC	Aerospace & Defense Manufacturing
Common Equity (1,000,000 units)				12/11/2020			627	1,342	0%

CRS Solutions Holdings, LLC (dba CRS Texas)	Business Services
Common Equity (Class A Units) (574,929 units) (h)(j)				6/28/2022			271	206	0%

CTM Group, Inc.	Business Services
First Lien Debt		(S + 6.75%) / (1.00%)	11.79%/0.00%	2/28/2023	11/30/2026	8,000	7,844	7,844
Subordinated Loan			11.50%/2.00%	2/28/2023	11/30/2027	2,004	1,979	1,979
Common Equity (400,000 units)				2/28/2023			400	400
							10,223	10,223	2%
Dataguise, Inc.	Information Technology Services
Subordinated Debt (j)			11.00%/3.00%	12/30/2022	11/23/2027	20,918	20,871	20,871
Common Equity (909 shares) (j)				12/31/2020			1,500	803
							22,371	21,674	5%
Diversified Search LLC	Business Services
First Lien Debt (k)(r)		(S + 6.50%) / (1.00%)	11.35%/0.00%	2/7/2019	9/30/2025	24,155	24,052	24,155
Common Equity (573 units) (h)(j)				2/7/2019			552	913
							24,604	25,068	5%
ECM Industries, LLC	Component Manufacturing
Common Equity (1,000,000 units) (h)(j)				4/30/2020			221	2,169	0%

Education Incites, LLC (dba Acceleration Academies)	Business Services
Second Lien Debt			12.75%/0.00%	10/31/2022	10/29/2027	6,000	5,972	5,972	1%

Elements Brands, LLC	Consumer Products
First Lien Debt			12.25%/0.00%	12/31/2020	6/30/2024	1,525	1,508	1,525
Revolving Loan (j)			12.25%/0.00%	12/31/2020	6/30/2024	1,500	1,492	1,500
							3,000	3,025	1%
Fishbowl Solutions, LLC	Information Technology Services
First Lien Debt (ar)		(S + 7.75%) / (1.00%)	12.57%/0.00%	3/25/2022	3/25/2027	14,391	14,305	14,391	3%

Global Plasma Solutions, Inc.	Component Manufacturing
Subordinated Debt (j)			0.00%/18.80%	3/31/2023	3/18/2024	182	182	182
Common Equity (947 shares) (j)				9/21/2018			52	218
							234	400	0%
GP&C Operations, LLC (dba Garlock Printing and Converting)	Component Manufacturing
First Lien Debt (w)		(L + 7.25%) / (1.00%)	12.20%/0.00%	1/22/2021	1/22/2026	11,000	10,907	11,000
Common Equity (515,625 units) (h)(j)				1/22/2021			516	316
							11,423	11,316	3%
Green Cubes Technology, LLC (dba Green Cubes)	Information Technology Services
First Lien Debt (j)		(L + 13.00%) / (0.00%)	17.98%/0.00%	12/17/2021	12/17/2024	13,000	12,958	13,000	3%

Gurobi Optimization, LLC	Information Technology Services
Common Equity (3 shares)				12/19/2017			605	2,609	1%

Haematologic Technologies, Inc.	Healthcare Services
First Lien Debt (x)		(L + 8.25%) / (2.00%)	13.41%/0.00%	10/11/2019	10/11/2024	5,378	5,365	5,378
Common Equity (630 units) (h)(j)				10/11/2019			630	332
							5,995	5,710	1%
Hallmark Health Care Solutions, Inc.	Healthcare Services
First Lien Debt (j)(ae)		(L + 7.25%) / (1.50%)	12.00%/0.00%	12/4/2020	12/4/2025	8,341	8,306	8,341
Common Equity (750,000 units) (j)				12/4/2020			750	3,189
							9,056	11,530	2%
Healthfuse, LLC	Healthcare Services
Preferred Equity (197,980 units)				11/13/2020			748	1,443	0%

Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt (k)			12.50%/1.00%	3/23/2016	12/15/2023	25,069	25,068	25,068
Common Equity (3,750 units)				3/23/2016			62	760
Preferred Equity (868 units) (j)				10/16/2020			153	208
							25,283	26,036	5%
IBH Holdings, LLC (fka Inflexxion, Inc.)	Business Services
Common Equity (150,000 units)				6/20/2018			—	27	0%

Ipro Tech, LLC	Information Technology Services
First Lien Debt (j)(u)		(S + 7.00%) / (1.00%)	11.78%/1.00%	6/30/2020	7/28/2025	19,630	19,005	19,630
Preferred Equity (682,075 units) (j)				7/28/2021			682	1,023
							19,687	20,653	4%
ISI PSG Holdings, LLC (dba Incentive Solutions, Inc.)	Business Services
First Lien Debt (j)(aj)		(L + 7.50%) / (0.50%)	12.23%/0.00%	4/5/2021	4/5/2026	11,991	11,927	11,991
First Lien Debt (j)(an)		(L + 7.50%) / (0.50%)	12.23%/0.00%	6/30/2021	4/5/2026	12,778	12,778	12,778
Common Equity (256,964 units) (h)(j)				4/5/2021			500	509
							25,205	25,278	5%
K2 Merger Agreement Agent, LLC (fka K2 Industrial Services, Inc.) (n)	Industrial Cleaning & Coatings
Second Lien Debt (j) (y)			0.00%/10.00%	1/28/2019	1/28/2025	2,368	2,368	2,123	0%

The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Common Equity (855 shares) (j)				12/8/2017			933	—	0%

Level Education Group, LLC (dba CE4Less)	Business Services
First Lien Debt (ak)		(L + 6.75%) / (0.50%)	11.50%/0.00%	4/1/2021	4/1/2026	5,131	5,106	5,131
Common Equity (1,000,000 units) (j)				4/1/2021			1,000	1,385

							6,106	6,516	1%
LifeSpan Biosciences, Inc.	Healthcare Products
Subordinated Debt (j)			11.50%/0.00%	3/19/2021	9/19/2026	16,000	15,950	14,624
Common Equity (100 shares) (j)				3/19/2021			1,000	646
							16,950	15,270	3%
Magenta Buyer LLC (dba Trellix)	Information Technology Services
Second Lien Debt (j)		(L + 8.25%) / (0.75%)	12.66%/0.00%	7/19/2022	7/27/2029	7,182	6,822	7,125	1%

MBS Opco, LLC (dba Marketron)	Information Technology Services
First Lien Debt (j)		(S + 8.50%) / (1.50%)	13.66%/0.00%	9/29/2022	9/28/2026	27,000	26,881	27,000	6%

Micronics Filtration Holdings, Inc. (dba Micronics Engineered Filtration Group, Inc.)	Component Manufacturing
First Lien Debt (k) (as)		(S + 5.50%) / (0.50%)	9.32%/0.00%	2/17/2022	2/17/2027	11,223	11,159	11,223
Common Equity (14,400 units) (j)				2/17/2022			1,440	3,494
							12,599	14,717	3%
Mobilewalla, Inc.	Information Technology Services
First Lien Debt (j)		(S + 11.50%) / (0.50%)	16.67%/0.00%	12/17/2021	12/17/2024	5,715	5,699	5,715	1%

Netbase Solutions, Inc. (dba Netbase Quid)	Information Technology Services
First Lien Debt ($3,300 unfunded commitment) (i)(k)(ap)		(P + 4.00%) / (3.25%)	12.00%/0.00%	11/18/2021	11/18/2025	16,708	16,626	16,708	3%

NGT Acquisition Holdings, LLC (dba Techniks Industries)	Component Manufacturing
Common Equity (378 units) (j)				5/24/2017			500	109	0%

OnePath Systems, LLC	Information Technology Services
First Lien Debt (s)		(S + 7.50%) / (1.00%)	12.40%/0.00%	9/30/2022	9/30/2027	11,000	10,926	11,000
Common Equity (732,542 shares) (j)				9/30/2022			500	710
							11,426	11,710	2%
Palmetto Moon, LLC	Retail
Common Equity (499 units) (j)				11/3/2016			265	590	0%

Pinnergy, Ltd.	Oil & Gas Services
Subordinated Debt (j)			9.00%/0.00%	6/30/2022	6/30/2027	13,000	12,936	13,000	3%

Pool & Electrical Products, LLC	Specialty Distribution
Common Equity (18,298 units) (h)(j)				10/28/2020			549	4,608	1%

Power Grid Components, Inc.	Specialty Distribution
Second Lien Debt (k)			11.00%/0.50%	4/12/2018	12/2/2025	17,757	17,715	17,757
Preferred Equity (392 shares) (j)				4/12/2018			392	640
Preferred Equity (48 shares) (j)				12/2/2019			48	79
Common Equity (10,622 shares) (j)				4/12/2018			462	2,637
							18,617	21,113	4%
PowerGrid Services Acquisition, LLC	Utilities: Services
Second Lien Debt (j)		(L + 9.50%) / (1.00%)	14.66%/0.00%	9/21/2021	3/21/2029	10,831	10,789	10,831
Common Equity (5,341 units) (h)(j)				9/21/2021			534	760
							11,323	11,591	2%
Prime AE Group, Inc.	Business Services
First Lien Debt (j)(ab)		(S + 6.75%) / (2.00%)	11.90%/0.00%	11/25/2019	11/25/2024	5,833	5,769	5,833
Preferred Equity (900,000 shares) (j)				11/25/2019			900	371
							6,669	6,204	1%
QED Technologies International, Inc.	Component Manufacturing
First Lien Debt (q)		(S + 6.00%) / (1.50%)	10.91%/0.50%	3/1/2023	3/1/2028	17,363	17,235	17,235
Common Equity (140 shares) (j)				2/28/2023			1,402	1,402
							18,637	18,637	4%
Quest Software US Holdings Inc.	Information Technology Services
Second Lien Debt (j)		(S + 7.50%) / (0.50%)	12.33%/0.00%	3/1/2022	2/1/2030	20,000	19,382	15,649	3%

R1 Holdings, LLC (dba RoadOne IntermodaLogistics)	Transportation services
First Lien Debt ($1,740 unfunded commitment) (j)(ac)		(S + 6.25%) / (1.00%)	11.11%/0.00%	12/30/2022	12/30/2028	6,260	6,054	6,054
Subordinated Debt ($417 unfunded commitment) (j)(ac)			8.75%/5.00%	12/30/2022	6/30/2029	1,350	1,306	1,306
Common Equity (280,000 units) ($70 unfunded commitment) (j)				12/30/2022			280	280
							7,640	7,640	2%
Rhino Assembly Company, LLC	Specialty Distribution
Second Lien Debt (k)			11.50%/0.00%	8/11/2017	2/11/2026	14,851	14,839	14,851
Common Equity (Class A Units) (10,915 units) (h)(j)				8/11/2017			1,125	2,924
Preferred Equity (Units N/A) (h)(j)				12/10/2020			268	483
Common Equity (Class F Units) (710 units) (h)(j)				12/10/2020			—	—
							16,232	18,258	4%
Road Safety Services, Inc.	Business Services
Second Lien Debt (k)			11.25%/2.50%	9/18/2018	9/18/2025	20,954	20,894	20,954
Common Equity (779 units)				9/18/2018			1,120	1,934
Common Equity (113 units) (j)				2/3/2023			500	588
							22,514	23,476	6%
Sonicwall US Holdings, Inc.	Information Technology Services
Second Lien Debt (j)		(L + 7.50%) / (0.00%)	12.46%/0.00%	9/6/2022	5/18/2026	4,774	4,527	4,733	1%

Suited Connector LLC	Information Technology Services
Second Lien Debt (j)(y)			0.00%/14.00%	10/29/2021	6/1/2028	16,000	15,933	9,642
Common Equity (19,099 units) (h)(j)				12/1/2021			808	—
							16,741	9,642	2%
Tedia Company, LLC	Healthcare Products
First Lien Debt (j)		(S + 7.75%) / (1.00%)	12.60%/0.00%	3/4/2022	3/4/2027	15,600	15,531	15,600
Revolving Loan ($2,400 unfunded commitment) (j)(i)			12.60%/0.00%	3/4/2022	3/4/2027	—	—	—
Subordinated Debt (j)			7.25%/7.25%	3/4/2022	9/4/2027	2,704	2,692	2,991
Preferred Equity (Series A) (1,000 units) (h)(j)				3/4/2022			1,000	1,535
							19,223	20,126	4%
Tiger Calcium Services Inc. (aw)	Transportation services
Second Lien Debt (j) (ao)			12.50%/0.00%	12/21/2022	5/31/2025	12,500	12,445	12,445	3%

UBEO, LLC	Business Services
Common Equity (705,000 units) (h)(j)				4/3/2018			655	2,101	0%

United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)(j)				4/1/2012			1,008	—
Warrant (57,469 units) (j)(m)				3/5/2012			566	—
							1,574	—	0%
USG AS Holdings, LLC	Utilities: Services
First Lien Debt (j)		(S + 8.50%) / (2.50%)	13.48%/0.00%	2/23/2023	2/23/2028	10,000	9,902	9,902
Common Equity (Units N/A) (j)				2/21/2023			1,000	1,000
							10,902	10,902	2%
Virginia Tile Company, LLC	Specialty Distribution
Common Equity (17 units) (j)				12/19/2014			79	933	0%

Virtex Enterprises, LP	Component Manufacturing
Second Lien Debt		(S + 9.75%) / (1.00%)	14.80%/0.00%	4/13/2022	10/13/2027	11,002	10,911	6,092	1%

Winona Foods, Inc.	Specialty Distribution
First Lien Debt (j)(am)		(L + 12.00%) / (1.00%)	17.16%/0.00%	4/1/2021	4/1/2026	4,000	3,914	4,000
First Lien Debt		(L + 13.00%) / (1.00%)	18.16%/0.00%	4/1/2021	4/1/2026	7,000	6,968	7,000
							10,882	11,000	2%
Wonderware Holdings, LLC (dba CORE Business Technologies)	Information Technology Services
First Lien Debt (k)(z)		(L + 7.25%) / (1.00%)	11.97%/0.00%	2/10/2021	2/9/2026	8,316	8,282	8,268	2%

Worldwide Express Operations, LLC	Transportation services
Second Lien Debt (j)		(S + 7.00%) / (0.75%)	12.16%/0.00%	8/2/2021	7/26/2029	27,497	26,438	26,947

Common Equity (795,000units) (j)				7/21/2021			795	1,037
Common Equity (752,380 units) (h)(j)				7/26/2021			225	792
							27,458	28,776	6%
Zonkd, LLC	Component Manufacturing
First Lien Debt (j)		(L + 10.00%) / (1.00%)	15.96%/0.00%	3/18/2022	3/18/2027	5,000	4,818	4,946
Common Equity (4,987 units) (h)(j)				3/18/2022			169	92
							4,987	5,038	1%

Total Non-control/Non-affiliate Investments							$791,325	$798,287	165%

Total Investments							$864,980	$897,324	185%

Money market funds (included in cash and cash equivalents)
Goldman Sachs Financial Square Treasury Obligation Institution CUSIP (38141W323) (ad)							$35,380	$35,380	7%
Total money market funds							$35,380	$35,380	7%
Total Investments and Money Market Funds							$900,360	$932,704	192%

(a) See Note 3 to the consolidated financial statements for portfolio composition by geographic location.

(b) Equity ownership may be held in shares or units of companies related to the portfolio companies.

(c) All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.

(d) Variable rate investments bear interest at a rate indexed to LIBOR (L), Prime (P) or SOFR (S), which are reset monthly, bimonthly, quarterly, or semi-annually. Certain variable rate investments also include a LIBOR, Prime or SOFR interest rate floor. For each investment, the Company has provided the spread over the reference rate and the LIBOR, Prime or SOFR floor, if any, as of March 31, 2023.

(e) Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of March 31, 2023. Generally, payment-in-kind interest can be paid-in-kind or all in cash.

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

(i) The disclosed commitment represents the unfunded amount as of March 31, 2023. The Company is earning 0.50% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate which will be earned if the commitment is funded.

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

(p) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.35% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(q) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of 2.00% and PIK interest amount of 0.50% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(r) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.16% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(s) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.28% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(u) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of 2.90% and PIK interest amount of 0.97% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(w) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.90% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(y) Investment was on non-accrual status as of March 31, 2023.

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

(ab) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 7.72% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ac) The disclosed commitment represents the unfunded amount as of March 31, 2023. The Company is earning 1.00% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

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

(ai) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.22% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(al) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.18% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(am) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.37% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ao) The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company can not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2023, total non-qualifying assets at fair value represented 1.34% of the Company's total assets calculated in accordance with the 1940 Act.

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

(aq) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.73% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(as) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.73% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ax) The disclosed commitment represents the unfunded amount as of March 31, 2023. The Company is earning 0.75% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate which will be earned if the commitment is funded.

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

Note 2. Significant Accounting Policies

Basis of presentation: The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) pursuant to the requirements for reporting on Form 10-Q, Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies (“ASC 946”), and Articles 6 or 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. The current period’s results of operation are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2022.

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

The Company has certain wholly-owned subsidiaries (the “Taxable Subsidiaries”), each of which generally holds one or more of the Company’s portfolio investments listed on the consolidated schedules of investments, that have elected to be treated as corporations for U.S. federal income tax purposes and are thus subject to U.S. federal income tax at corporate rates. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investment in the portfolio company investments owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies that are taxed as partnerships for U.S. federal income tax purposes (such as entities organized as limited liability companies (“LLCs”) or other forms of pass through entities) while complying with the “source-of-income” requirements contained in the RIC tax provisions. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal corporate income tax purposes, and each Taxable Subsidiary will be subject to U.S. federal corporate income tax on its taxable income. Any such income or expense is reflected in the consolidated statements of operations.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits included in the income tax provision, if any. There were no material uncertain income tax positions at March 31, 2023 and December 31, 2022. The Company’s tax returns are generally subject to examination by U.S. federal and most state tax authorities for a period of three years from the date the respective returns are filed, and, accordingly, the Company’s 2019 through 2021 tax years remain subject to examination.

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

Earnings and net asset value per share: The earnings per share calculations for the three months ended March 31, 2023 and 2022, are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Stock Repurchase Program: The Company has an open market stock repurchase program (the “Stock Repurchase Program”) under which the Company may acquire up to $5,000 of its outstanding common stock. Under the Stock Repurchase Program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by the Company’s management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 31, 2022, the Board extended the Stock Repurchase Program through December 31, 2023, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require the Company to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. The Company did not make any repurchases of common stock during the three months ended March 31, 2023 and 2022. Refer to Note 8 for additional information concerning stock repurchases.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 3. Portfolio Company Investments

The Company’s portfolio investments principally consist of secured and unsecured debt, equity warrants and direct equity investments primarily in privately held companies. The debt investments may or may not be secured by either a first or second lien on the assets of the portfolio company. The debt investments generally bear interest at fixed rates or variable rates, and generally mature between five and seven years from the original investment. In connection with a debt investment, the Company also may receive nominally priced equity warrants and/or make a direct equity investment in the portfolio company. The Company’s warrants or equity investments may be investments in a holding company related to the portfolio company. In addition, the Company makes equity investments in portfolio companies organized as LLCs or other forms of pass-through entities through Taxable Subsidiaries. In both situations, the investment is generally reported under the name of the operating company on the consolidated schedules of investments.

As of March 31, 2023, the Company had active investments in 78 portfolio companies and residual investments in two portfolio companies that have sold their underlying operations. The aggregate fair value of the total portfolio was $897,324 and the weighted average effective yield on the Company’s debt investments was 14.3% as of such date. As of March 31, 2023, the Company held equity investments in 76.3% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 3.9%.

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

The weighted average yield of the Company’s debt investments is not the same as a return on investment for its stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of all of the Company’s and its subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of March 31, 2023 and December 31, 2022, including accretion of OID and debt investment origination fees, but excluding investments on non-accrual status and investments recorded as a secured borrowing, if any.

Purchases of debt and equity investments for the three months ended March 31, 2023 and 2022 totaled $51,521 and $114,428, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the three months ended March 31, 2023 and 2022 totaled $15,918 and $23,185, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	March 31,		December 31,		March 31,		December 31,
	2023		2022		2023		2022
First Lien Debt(1)	$481,547	53.6%	$456,105	53.0%	$478,893	55.4%	$453,585	54.7%
Second Lien Debt	188,931	21.1	182,948	21.3	218,939	25.3	213,654	25.8
Subordinated Debt	102,386	11.4	101,456	11.8	103,130	11.9	100,634	12.1
Equity	122,103	13.6	117,741	13.7	61,066	7.1	57,868	7.0
Warrants	2,357	0.3	2,079	0.2	2,952	0.3	2,952	0.4
Total	$897,324	100.0%	$860,329	100.0%	$864,980	100.0%	$828,693	100.0%
(1)
Includes unitranche investments, which account for 41.4% and 42.7% of our portfolio on a fair value and cost basis as of March 31, 2023, respectively. Includes unitranche investments, which account for 42.1% and 43.4% of our portfolio on a fair value and cost basis as of December 31, 2022, respectively.

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	March 31,		December 31,		March 31,		December 31,
	2023		2022		2023		2022
United States
Midwest	$173,676	19.4%	$180,556	21.0%	$125,969	14.6%	$132,177	16.0%
Southeast	279,940	31.1	265,902	31.0	271,839	31.5	258,373	31.1
Northeast	155,837	17.4	127,427	14.8	163,512	18.9	134,897	16.3
West	150,203	16.7	151,487	17.6	162,072	18.7	161,935	19.5
Southwest	125,223	14.0	122,519	14.2	129,143	14.9	128,873	15.6
Canada	12,445	1.4	12,438	1.4	12,445	1.4	12,438	1.5
Total	$897,324	100.0%	$860,329	100.0%	$864,980	100.0%	$828,693	100.0%

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The following table shows portfolio composition by type and by geographic region at fair value as a percentage of net assets.

By Type			By Geographic Region
	March 31,	December 31,		March 31,	December 31,
	2023	2022		2023	2022
First Lien Debt	99.4%	95.0%	United States
Second Lien Debt	39.0	38.1	Midwest	35.8%	37.6%
Subordinated Debt	21.1	21.1	Southeast	57.8	55.4
Equity	25.2	24.5	Northeast	32.2	26.5
Warrants	0.5	0.4	West	31.0	31.5
Total	185.2%	179.1%	Southwest	25.8	25.5
			Canada	2.6	2.6
			Total	185.2%	179.1%

As of March 31, 2023 and December 31, 2022, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio on a fair value or cost basis. As of March 31, 2023 and December 31, 2022, the Company's investment in Pfanstiehl, Inc. totaled $50,975 and $51,992 or 5.4% and 5.6% of total assets, respectively.

As of March 31, 2023 and December 31, 2022, the Company had debt investments in five and four portfolio companies, respectively, on non-accrual status.

	March 31, 2023		December 31, 2022
	Fair		Fair
Portfolio Company	Value	Cost	Value		Cost
EBL, LLC (EbLens)	$—	$9,332	$—		$9,332
US GreenFiber, LLC	—	5,223	—		5,223
K2 Merger Agreement Agent, LLC (fka K2 Industrial Services, Inc.)	2,123	2,368	2,123		2,368
Allredi, LLC (fka Marco Group International OpCo, LLC)	8,742	10,281	8,144		10,281
Suited Connector LLC	9,642	15,933	—	(1)	—	(1)
Total	$20,507	$43,137	$10,267		$27,204

(1)	Debt investment in portfolio company was not on non-accrual status as of December 31, 2022.

Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of control and affiliate investments as of December 31, 2022 and any additions and reductions made to such investments during the three months ended March 31, 2023, the ending fair value as of March 31, 2023, and the total investment income earned on such investments during the period.

						Year Ended March 31, 2023
Portfolio Company (1)	March 31, 2023 Principal Amount - Debt Investments	December 31, 2022 Fair Value	Gross Additions (2)	Gross Reductions (3)	March 31, 2023 Fair Value	Net Realized Gains (Losses) (4)	Net Change in Unrealized Appreciation (Depreciation)	Interest Income	Payment-in-kind Interest Income	Dividend Income	Fee Income
Control Investments
EBL, LLC (EbLens)	$9,350	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
US GreenFiber, LLC	5,226	—	—	—	—	—	—	—	—	—	—
Total Control Investments	$14,576	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Affiliate Investments
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	$9,602	$23,168	$377	$—	$23,545	$—	378	$240	$—	$—	$—
Medsurant Holdings, LLC	—	2,540	407	(73)	2,874	—	407	—	—	—	—
Pfanstiehl, Inc.	10,000	51,992	2	(1,019)	50,975	—	(1,021)	249	—	348	—
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	15,000	19,118	6	(2,978)	16,146	—	(2,978)	561	—	—	5
Steward Holding LLC (dba Steward Advanced Materials)	—	4,772	725	—	5,497	—	725	—	—	—	—
Total Affiliate Investments	$34,602	$101,590	$1,517	$(4,070)	$99,037	$—	$(2,489)	$1,050	$—	$348	$5

(1)

The investment type, industry, ownership detail for equity investments, interest rate and maturity date for debt investments, and if the investment is income producing is disclosed in the consolidated schedule of investments.

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

(1)

The investment type, industry, ownership detail for equity investments, interest rate, maturity date, and if the investment is income producing is disclosed in the consolidated schedule of investments.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

An investment’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s investment portfolio is comprised entirely of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available, with the exception of money market funds and one portfolio company, which are valued using Level 1 inputs as of March 31, 2023. Therefore, the Company values such portfolio investments at fair value, as determined in good faith by the Board, using Level 3 inputs, with the exception of money market funds and one portfolio company that was valued using Level 1 inputs as of March 31, 2023. The degree of judgment exercised by the Board in determining fair value is greatest for investments classified as Level 3 inputs. Due to the inherent uncertainty of determining the fair values of investments that do not have readily available market quotations, the Board’s estimate of fair values may differ significantly from the values that would have been used had a ready market for the securities existed, and those differences may be material. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the amounts ultimately realized on these investments to be materially different than the valuations currently assigned.

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

The Board consulted with the independent third-party valuation firm(s) in arriving at our determination of fair value for 16 and 18 of our portfolio company investments representing 27.6% and 21.4% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended March 31, 2023 and 2022, respectively) as of three months ended March 31, 2023 and 2022, respectively.

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

For the Company’s equity investments, including equity securities and warrants, the Company generally uses a market approach, including valuation methodologies consistent with industry practice, to estimate the enterprise value of portfolio companies. Typically, the enterprise value of a private company is based on multiples of EBITDA, net income, revenues, or in limited cases, book value. In estimating the enterprise value of a portfolio company, the Company analyzes various factors consistent with industry practice, including but not limited to original transaction multiples, the portfolio company’s historical and projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the nature and realizable value of any collateral, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public.

The Company may also utilize an income approach when estimating the fair value of its equity investments, either as a primary methodology if consistent with industry practice or if the market approach is otherwise not applicable, or as a supporting methodology to corroborate the fair value ranges determined by the market approach. The Company typically prepares and analyzes discounted cash flow models based on projections of the future free cash flows (or earnings) of the portfolio company. The Company considers various factors, including, but not limited to, the portfolio company’s projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public.

The following tables present fair value measurements of investments by major class according to the fair value hierarchy:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$481,547	$481,547
Second Lien Debt	—	—	188,931	188,931
Subordinated Debt	—	—	102,386	102,386
Equity	262	—	121,841	122,103
Warrants	—	—	2,357	2,357
Money Market Funds	35,380	—	—	35,380
Total	$35,642	$—	$897,062	$932,704

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$456,105	$456,105
Second Lien Debt	—	—	182,948	182,948
Subordinated Debt	—	—	101,456	101,456
Equity	310	—	117,431	117,741
Warrants	—	—	2,079	2,079
Money Market Funds	61,076	—	-	61,076
Total	$61,386	$—	$860,019	$921,405

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the three months ended March 31, 2023 and 2022.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2023 and 2022:

	First Lien	Second Lien	Subordinated
	Debt	Debt	Debt	Equity	Warrants	Total
Balance, December 31, 2021	$354,922	$158,815	$36,064	$165,762	$3,204	$718,767
Net realized gains (losses) on investments	—	—	—	6,868	—	6,868
Net change in unrealized appreciation (depreciation) on investments	823	1,277	(5)	(7,590)	195	(5,300)
Purchase of investments	76,710	15,795	17,470	4,453	—	114,428
Proceeds from sales and repayments of investments	(4,027)	(7,106)	-	(12,052)	—	(23,185)
Interest and dividend income paid-in-kind	252	254	41	—	—	547
Proceeds from loan origination fees	(602)	(4)	(165)	—	—	(771)
Accretion of loan origination fees	238	34	8	—	—	280
Accretion of original issue discount	1	22	—	—	—	23
Balance, March 31, 2022	$428,317	$169,087	$53,413	$157,441	$3,399	$811,657
Balance, December 31, 2022	$456,105	$182,948	$101,456	$117,431	$2,079	$860,019
Net realized gains (losses) on investments	—	—	—	58	—	58
Net change in unrealized appreciation (depreciation) on investments	133	698	(1,565)	1,165	278	709
Purchase of investments	40,980	5,000	2,182	3,359	—	51,521
Proceeds from sales and repayments of investments	(15,699)	-	—	(172)	—	(15,871)
Interest and dividend income paid-in-kind	127	196	314	—	—	637
Proceeds from loan origination fees	(481)	(31)	(25)	—	—	(537)
Accretion of loan origination fees	366	25	22	—	—	413
Accretion of original issue discount	16	95	2	—	—	113
Balance, March 31, 2023	$481,547	$188,931	$102,386	$121,841	$2,357	$897,062

Net change in unrealized appreciation/(depreciation) of $793 the three months ended March 31, 2023, was attributable to Level 3 investments held at March 31, 2023. Net change in unrealized appreciation/(depreciation) of $(123) for the three months ended March 31, 2022, was attributable to Level 3 investments held at March 31, 2022.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of March 31, 2023 and December 31, 2022. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at	Valuation	Unobservable	Range
	March 31, 2023	Techniques	Inputs	(weighted average)(1)
Debt investments:
First Lien Debt	$452,536	Discounted cash flow	Weighted average cost of capital	9.5% - 20.6% (15.8%)
	11,000	Enterprise value	Asset Coverage	1.0x - 1.0x (1.0x)
	14,986	Enterprise value	EBITDA multiples	7.3x - 7.3x (7.3x)
	3,025	Enterprise value	Revenue multiples	4.3x - 4.3x (4.3x)

Second Lien Debt	186,808	Discounted cash flow	Weighted average cost of capital	11.5% - 25.0% (14.8%)
	—	Enterprise value	EBITDA multiples	5.0x - 5.0x (5.0x)
	2,123	Enterprise value	Asset Coverage	0.8x - 0.8x (0.8x)

Subordinated Debt	102,386	Discounted cash flow	Weighted average cost of capital	10.1% - 23.6% (12.7%)

Equity investments:
Equity	115,739	Enterprise value	EBITDA multiples	3.5x - 16.0x (8.3x)
	6,102	Enterprise value	Revenue multiples	0.9x - 7.5x (5.8x)

Warrants	2,225	Enterprise value	EBITDA multiples	6.0x - 6.0x (6.0x)
	132	Enterprise value	Revenue multiples	4.5x - 4.5x (4.5x)
(1) Unobservable inputs were weighted by the relative fair value of the instruments.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Fair Value at	Valuation	Unobservable	Range
	December 31, 2022	Techniques	Inputs	(weighted average)(1)
Debt investments:
First Lien Debt	$441,830	Discounted cash flow	Weighted average cost of capital	8.9% - 21.9% (15.5%)
	11,000	Enterprise value	Asset Coverage	1.1x - 1.1x (1.1x)
	3,275	Enterprise value	Revenue multiples	4.3x - 4.3x (4.3x)

Second Lien Debt	180,825	Discounted cash flow (2)	Weighted average cost of capital	11.7% - 25.0% (14.5%)
	-	Enterprise value	EBITDA multiples	5.0x - 5.0x (5.0x)
	2,123	Enterprise value	Asset Coverage	0.8x - 0.8x (0.8x)

Subordinated Debt	97,706	Discounted cash flow	Weighted average cost of capital	10.0% - 15.2% (12.5%)
	3,750	Enterprise value	EBITDA multiples	8.5x - 8.5x (8.5x)

Equity investments:
Equity	111,808	Enterprise value	EBITDA multiples	4.0x - 16.8x (8.1x)
	5,623	Enterprise value	Revenue multiples	0.9x - 7.8x (6.4x)

Warrants	1,949	Enterprise value	EBITDA multiples	6.0x - 6.0x (6.0x)
	130	Enterprise value	Revenue multiples	4.5x - 4.5x (4.5x)

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

The following tables summarize the carrying value and fair value of the Company’s debt obligations as of March 31, 2023 and December 31, 2022.

	March 31, 2023(5)		December 31, 2022(5)
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
SBA debentures (2)	$165,000	$165,000	$153,000	$153,000
Credit Facility borrowings (3)	15,000	15,000	—	—
January 2026 Notes (4)	125,000	110,759	125,000	111,854
November 2026 Notes (4)	125,000	102,700	125,000	103,963
Total	$430,000	$393,459	$403,000	$368,817
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
(5)
Totals exclude $16,634 and $16,880 of Secured Borrowings as of March 31, 2023 and December 31, 2022, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The following table summarizes the inputs used to value the Company’s debt obligations if measured at fair value as of March 31, 2023 and December 31, 2022.

	Fair Value
	March 31,	December 31,
Valuation Inputs	2023	2022
Level 1	$—	$—
Level 2	—	—
Level 3	393,459	368,817
Total	$393,459	$368,817

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

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The Board accepted a voluntary, non-contractual, and unconditional waiver from the Investment Advisor to exclude any investments recorded as secured borrowings as defined under GAAP from the base management fee payable effective April 1, 2021. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement was $3,854 and $3,343 for the three months ended March 31, 2023 and 2022, respectively. The base management fee waiver was $72 and $76 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, the base management fee payable (net of the base management fee waiver) was $3,782 and $3,769, respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee was $3,647 and $1,053 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, the income incentive fee payable was $3,647 and $3,035, respectively.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid in cash to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and losses since the Formation Transactions (realized capital gains and losses include realized gains and losses on investments, net of income tax provision from realized gains on investments, and realized losses on extinguishment of debt, but excluding income tax (provision) benefit from deemed distribution of long term capital gains), and the aggregate unrealized capital depreciation on investments as of the date of the calculation. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains on investments, less cumulative aggregate tax (provision) benefit on realized gains (losses), less cumulative aggregate realized capital losses on investments, less aggregate unrealized capital depreciation on investments, and less cumulative aggregate realized losses on extinguishment of debt. If this number is positive at the end of such year, then the capital gains incentive fee to be paid in cash for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of March 31, 2023 and December 31, 2022, the capital gains incentive fee payable in cash was zero and $7,556, respectively (as cumulative aggregate realized capital gains and losses on investments exceeded aggregate unrealized capital depreciation on investments plus realized losses on extinguishment of debt). The aggregate amount of capital gains incentive fees paid from the IPO through March 31, 2023 was $14,040.

In addition, the Company accrues, but does not pay in cash, a capital gains incentive fee in connection with any unrealized capital appreciation on investments, as applicable. If, on a cumulative basis, the sum of (i) net realized gains/(losses) on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of (i) net realized gains/(losses) on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt. The capital gains incentive fee accrued (reversed) during the three months ended March 31, 2023 and 2022 was $153 and $270, respectively. As of March 31, 2023 and December 31, 2022, the accrued capital gains incentive fee payable was $15,257 and $22,659, respectively.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Administration Agreement: The Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 9, 2022, the Board approved the renewal of the Administration Agreement for the period beginning June 20, 2022 through June 20, 2023. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides clerical, bookkeeping, and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies on the Company's behalf to those portfolio companies that have accepted the Company's offer to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies, including “dead deal” expenses. Under the Administration Agreement, administrative service expenses for the three months ended March 31, 2023 and 2022 were $473, and $422, respectively. As of March 31, 2023 and December 31, 2022, the accrued administrative service expense payable was $461 and $700, respectively.

Note 6. Debt

Revolving Credit Facility: On June 16, 2014, FIC entered into a senior secured revolving credit agreement (the "Credit Agreement" and the senior secured revolving credit facility, the “Credit Facility”) with ING Capital LLC (“ING”), as the administrative agent, collateral agent, and lender. The Credit Facility is secured by certain portfolio investments held by the Company, but portfolio investments held by the Funds are not collateral for the Credit Facility. On April 24, 2019, the Company entered into an Amended & Restated Senior Secured Revolving Credit Agreement (the “Amended Credit Agreement”) among the Company, as borrower, the lenders party thereto, and ING, as administrative agent. On June 26, 2020, the Company entered into an amendment to the Amended Credit Agreement that, among other changes, modified certain financial covenants. On August 17, 2022, the Company entered into a second amendment to the Amended Credit Agreement ("Second Amendment"). The Second Amendment, among other things: (i) changed the underlying benchmark used to compute interest under the Amended Credit Agreement to SOFR from LIBOR; (ii) reduced the applicable margin from 3.00% to 2.675% on SOFR loans prior to satisfying certain step-down conditions, and from 2.675% to 2.50% after satisfying certain step-down conditions, with commensurate reductions in the applicable margins for base rate loans; (iii) provided for a loan commitment availability period ending on August 17, 2026; (iv) extended the maturity date to August 17, 2027 from April 24, 2023; and (v) amended certain financial covenants, including (a) amending the asset coverage ratio to no less than 1.50 to 1.00 from no less than 2.00 to 1.00 (on a regulatory basis); and (b) requiring the Company to maintain a senior asset coverage ratio of no less than 2.00 to 1.00.

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

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of March 31, 2023 and December 31, 2022, the Company was in compliance in all material respects with the terms of the Credit Agreement.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs; such debentures have 10-year terms with the entire principal balance due at maturity and are guaranteed by the SBA. Interest on SBA debentures is payable semi-annually on March 1 and September 1. As of March 31, 2023 and December 31, 2022, approved and unused SBA debenture commitments were $25,000 and $37,000, respectively. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions under SBA regulations.

As of March 31, 2023 and December 31, 2022, the Company’s issued and outstanding SBA debentures mature as follows:

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Pooling	Maturity	Fixed	March 31,	December 31,
Date (1)	Date	Interest Rate	2023	2022
3/25/2015	3/1/2025	3.277%	$1,500	$1,500
3/23/2016	3/1/2026	3.267	1,500	1,500
3/23/2016	3/1/2026	3.249	2,500	2,500
9/21/2016	9/1/2026	2.793	500	500
9/20/2017	9/1/2027	3.260	1,000	1,000
9/20/2017	9/1/2027	3.190	33,000	33,000
9/25/2019	9/1/2029	2.377	7,500	7,500
3/25/2020	3/1/2030	2.172	6,000	6,000
9/22/2021	9/1/2031	1.398	11,500	11,500
3/23/2022	3/1/2032	3.209	43,500	43,500
9/21/2022	9/1/2032	4.533	17,500	17,500
3/22/2023	3/1/2033	5.439	4,000	4,000
3/22/2023	3/1/2033	5.341	3,000	3,000
3/22/2023	3/1/2033	5.341	3,000	3,000
3/22/2023	3/1/2033	5.439	5,000	5,000
3/22/2023	3/1/2033	5.439	5,000	5,000
3/22/2023	3/1/2033	5.341	7,000	7,000
3/22/2023	3/1/2033	5.341	4,000	—
(2)	(2)	(2)	8,000	—
Total outstanding SBA debentures			$165,000	$153,000

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)

The Company issued $8,000 in SBA debentures which will pool in September 2023. Until the pooling date, the debentures bear interest at a fixed rate interim interest rate of 6.047%. The Company expects the current interim interest rate will reset to a higher long-term fixed rate on the pooling date.

Notes: On December 23, 2020, the Company closed the offering of $125,000 in aggregate principal amount of its 4.75% notes due 2026, or the “January 2026 Notes”. The total net proceeds to the Company from the January 2026 Notes, based on a public offering price of 100.00% of par, after deducting underwriting discounts of $2,500 and estimated offering expenses of approximately $400, were approximately $122,100. The January 2026 Notes will mature on January 31, 2026 and bear interest at a rate of 4.75%. The January 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed more than three months prior to maturity and at par thereafter. Interest on the January 2026 Notes is payable on January 31 and July 31 of each year. The Company does not intend to list the January 2026 Notes on any securities exchange or automated dealer quotation system.

On October 8, 2021, the Company closed the offering of $125,000 in aggregate principal amount of its 3.50% notes due 2026, or the “November 2026 Notes” (collectively with the January 2026 Notes, the “Notes”). The total net proceeds to the Company from the November 2026 Notes, based on a public offering price of 99.996% of par, after deducting underwriting discounts of $2,500 and estimated offering expenses of approximately $400, were approximately $122,095. The November 2026 Notes will mature on November 15, 2026 and bear interest at a rate of 3.50%. The November 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed more than three months prior to maturity and at par thereafter. Interest on the November 2026 Notes is payable on May 15 and November 15 of each year. The Company does not intend to list the November 2026 Notes on any securities exchange or automated dealer quotation system.

Each of the Notes are unsecured obligations of the Company and rank pari passu with the Company’s existing and future unsecured indebtedness; effectively subordinated to all of the Company’s existing and future secured indebtedness; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, financing vehicles, or similar facilities the Company may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities, including the Credit Facility.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Secured Borrowing

As of March 31, 2023 and December 31, 2022, the carrying value of secured borrowings totaled $16,634 and $16,880, respectively and the fair value of the associated loans included in investments was $16,630 and $16,875, respectively. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets that did not meet the definition of a “participating interest.” As a result, sale treatment was not permitted and these partial loan sales were treated as secured borrowings. The weighted average interest rate on our secured borrowings was approximately 8.7% and 7.8% as of March 31, 2023, and December 31, 2022, respectively.

Senior Securities

As of March 31, 2023, and December 31, 2022, the aggregate amount outstanding of the senior securities (including secured borrowings) issued by the Company was $281,634 and $266,880, respectively, for which our asset coverage was 272.1% and 280.0%, respectively. The SBA debentures are not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC on June 30, 2014. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

Interest and Financing Expenses

Interest and fees related to the Company’s debt for the three months ended March 31, 2023 and 2022 which are included in interest and financing expenses on the consolidated statements of operations, were as follows:

	Three Months Ended March 31, 2023					Three Months Ended March 31, 2022
	SBA debentures	Credit Facility	Secured Borrowings	Notes	Total	SBA debentures	Credit Facility	Secured Borrowings	Notes	Total
Stated interest expense	$1,372	$330	$389	$2,578	$4,669	$739	$363	$208	$2,578	$3,888
Amortization of deferred financing costs	168	73	-	275	516	138	112	-	274	524
Total interest and financing expenses	$1,540	$403	$389	$2,853	$5,185	$877	$475	$208	$2,852	$4,412
Weighted average stated interest rate, period end	3.268%	7.390%	8.685%	4.125%	4.244%	2.846%	3.125%	4.497%	4.125%	3.726%
Unused commitment fee rate, period end	N/A	0.970%	N/A	N/A	0.970%	N/A	1.375%	N/A	N/A	1.375%

Realized Losses on Extinguishment of Debt

During the three months ended March 31, 2023 and 2022, the Company prepaid $0 and $20,000 of SBA debentures, respectively, which were scheduled to mature on dates ranging from 2025 to 2028. As a result of the prepayments, the Company recognized realized losses on extinguishment of debt of $0 and $198, respectively, equal to the write-off of the related unamortized deferred financing costs, during the three months ended March 31, 2023 and 2022.

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations, using the effective interest method, over the term of the respective financing instrument. Deferred financing costs related to the SBA debentures, the Credit Facility, and the Notes as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023				December 31, 2022
	SBA	Credit			SBA	Credit
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
SBA debenture commitment fees	$3,000	$—	$—	$3,000	$3,000	$—	$—	$3,000
SBA debenture leverage fees	6,681	—	—	6,681	6,389	—	—	6,389
Credit Facility upfront fees	—	4,417	—	4,417	—	4,417	—	4,417
Notes underwriting discounts	—	—	5,005	5,005	—	—	5,005	5,005
Notes debt issue costs	—	—	685	685	—	—	685	685
Total deferred financing costs	9,681	4,417	5,690	19,788	9,389	4,417	5,690	19,496
Less: accumulated amortization	(5,033)	(3,111)	(2,092)	(10,236)	(4,865)	(3,037)	(1,818)	(9,720)
Unamortized deferred financing costs	$4,648	$1,306	$3,598	$9,552	$4,524	$1,380	$3,872	$9,776

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures, the Credit Facility and the Notes liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of March 31, 2023 and December 31, 2022:

	March 31, 2023(1)				December 31, 2022(1)
	SBA	Credit			SBA	Credit
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
Outstanding debt	$165,000	$15,000	$250,000	$430,000	$153,000	$—	$250,000	$403,000
Less: unamortized deferred financing costs	(4,648)	(1,306)	(3,598)	(9,552)	(4,524)	(1,380)	(3,872)	(9,776)
Debt, net of deferred financing costs	$160,352	$13,694	$246,402	$420,448	$148,476	$(1,380)	$246,128	$393,224

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

(1)
Total excludes $16,634 and $16,880 of Secured Borrowings as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023, the Company’s debt liabilities are scheduled to mature as follows (1):

	SBA	Credit	Secured
Year	debentures	Facility (2)	Borrowings	Notes	Total
2024	$—	$—	$—	$—	$—
2025	1,500	—	—	—	1,500
2026	4,500	—	16,634	250,000	271,134
2027	34,000	15,000	—	—	49,000
2028	-	—	—	—	-
Thereafter	125,000	—	—	—	125,000
Total	$165,000	$15,000	$16,634	$250,000	$446,634

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

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to portfolio companies to fund various undrawn revolving loans, other debt investments and capital commitments totaling $12,964 and $16,915 as of March 31, 2023 and December 31, 2022, respectively. Such outstanding commitments are summarized in the following table:

	March 31, 2023		December 31, 2022
	Total	Unfunded	Total	Unfunded
Portfolio Company - Investment	Commitment	Commitment	Commitment	Commitment
Acendre Midco, Inc. - Revolving Loan	$1,000	$1,000	$1,000	$1,000
American AllWaste LLC (dba WasteWater Transport Services) - First Lien Debt	2,500	2,500	—	—
Choice Technology Solutions, LLC (dba Choice Merchant Solutions, LLC) - Revolving Loan	1,000	1,000	1,000	1,000
Combined Systems, Inc. - Revolving Loan	4,000	162	4,000	162
EBL, LLC (EbLens) - Common Equity (Units)	375	375	375	375
Elements Brands, LLC - Revolving Loan	1,500	—	1,500	—
Netbase Solutions, Inc. (dba Netbase Quid) - First Lien Debt (last out)	300	300	300	300
Netbase Solutions, Inc. (dba Netbase Quid) - First Lien Debt (last out)	3,000	3,000	3,000	3,000
R1 Holdings, LLC (dba RoadOne IntermodaLogistics) - First Lien Debt	2,489	1,740	2,489	2,489
R1 Holdings, LLC (dba RoadOne IntermodaLogistics) - Senior Subordinated Debt	417	417	417	417
R1 Holdings, LLC (dba RoadOne IntermodaLogistics) - Common Equity	70	70	70	70
Tedia Company, LLC - Revolving Loan	2,400	2,400	4,000	2,400
Tedia Company, LLC - Delayed Draw Term Loan	—	—	3,000	3,000
Western's Smokehouse, LLC - Delayed Draw Term Loan	—	—	3,500	2,702
Total	$19,051	$12,964	$24,651	$16,915

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 8. Common Stock

Public Offerings of Common Stock

The following table summarizes the cumulative total shares issued, net proceeds received, and weighted average offering price in public offerings of the Company’s common stock since the IPO in June 2011, except for the issuances under the ATM Program as described further below.

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

Equity ATM Program

On November 10, 2022, the Company established the at-the-market program (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through Raymond James & Associates, Inc. and B. Riley Securities, Inc., each as sales agents, shares of the Company’s common stock having an aggregate offering price of up to $50,000. The gross proceeds raised, the related sales agent commissions and the offering expenses, the net proceeds raised, and the average price at which shares were issued under the ATM Program for the three months ended March 31, 2023 and 2022 are as follows:

Underwriting
Fees and
		Average		Commissions
	Number of	Offering	Gross	and Offering	Net
Three Months Ended March 31, 2022	Shares	Price	Proceeds	Costs	Proceeds
January 1, 2022 through March 31, 2022	-	$-	$-	$-	$-
Total	-	$-	$-	$-	$-
Three Months Ended March 31, 2023
January 1, 2023 through March 31, 2023	260,610	$20.68	$5,389	$83	$5,306
Total	260,610	$20.68	$5,389	$83	$5,306

Cumulative to date, the Company has sold 550,998 shares of common stock under the ATM Program at a weighted-average price of $20.49, raising $11,289 of gross proceeds. Net proceeds were $11,120 after commissions to the sales agents on shares sold. As of March 31, 2023, the Company has $38,711 available under the ATM Program.

Stock Repurchase Program

As described in Note 2, the Company has a Stock Repurchase Program under which the Company may acquire up to $5,000 of its outstanding common stock. The Company did not make any repurchases of common stock during the three months ended March 31, 2023 and 2022.

Refer to Note 9 for additional information regarding the issuance of shares under the DRIP.

The Company had 24,988,398 and 24,727,788 shares of common stock outstanding as of March 31, 2023 and December 31, 2022, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the last two fiscal years and for the three months ended March 31, 2023.

						DRIP				DRIP
Date	Record	Payment	Amount	Total	Cash	Shares		DRIP		Share
Declared	Date	Date	Per Share	Distribution	Distribution	Value		Shares		Issue Price
Year Ended December 31, 2021:
2/09/2021	3/12/2021	3/26/2021	$0.31	$7,575	$7,575	$—	(3)	—	(3)	—
2/09/2021 (2)	3/12/2021	3/26/2021	0.07	1,711	1,711	—	(3)	—	(3)	—
5/03/2021	6/14/2021	6/28/2021	0.31	7,576	7,576	—	(3)	—	(3)	—
5/03/2021 (2)	6/14/2021	6/28/2021	0.08	1,955	1,955	—	(3)	—	(3)	—
8/02/2021	9/14/2021	9/28/2021	0.32	7820	7820	—	(3)	—	(3)	—
8/02/2021 (2)	9/14/2021	9/28/2021	0.06	1,466	1,466	—	(3)	—	(3)	—
8/02/2021 (1)	9/14/2021	9/28/2021	0.04	977	977	—	(3)	—	(3)	—
11/01/2021	12/3/2021	12/17/2021	0.32	7,820	7,820	—	(3)	—	(3)	—
11/01/2021 (2)	12/3/2021	12/17/2021	0.04	978	978	—	(3)	—	(3)	—
11/01/2021 (1)	12/3/2021	12/17/2021	0.05	1,222	1,222	—	(3)	—	(3)	—
			$1.60	$39,100	$39,100	$—		—
Year Ended December 31, 2022:
2/15/2022	3/11/2022	3/25/2022	$0.36	$8,797	$8,797	$—	(3)	—	(3)	—
2/15/2022 (2)	3/11/2022	3/25/2022	0.17	4,154	4,154	—	(3)	—	(3)	—
5/02/2022	6/10/2022	6/24/2022	0.36	8,797	8,797	—	(3)	—	(3)	—
5/02/2022 (2)	6/10/2022	6/24/2022	0.07	1,712	1,712	—	(3)	—	(3)	—
8/01/2022	9/9/2022	9/23/2022	0.36	8,797	8,797	—	(3)	—	(3)	—
8/01/2022 (2)	9/9/2022	9/23/2022	0.07	1,711	1,711	—	(3)	—	(3)	—
8/01/2022	12/2/2022	12/16/2022	0.36	8,902	8,902	—	(3)	—	(3)	—
8/01/2022 (2)	12/2/2022	12/16/2022	0.07	1,731	1,731	—	(3)	—	(3)	—
11/03/2022 (2)	12/2/2022	12/16/2022	0.08	1,978	1,978	—	(3)	—	(3)	—
11/03/2022 (1)	12/2/2022	12/16/2022	0.10	2,473	2,473	—	(3)	—	(3)	—
			$2.00	$49,052	$49,052	$—		—
Three Months Ended March 31, 2023:
2/15/2023	3/22/2023	3/29/2023	$0.41	$10,245	$10,245	$—	(3)	—	(3)	—
2/15/2023 (2)	3/22/2023	3/29/2023	0.15	3,748	3,748	—	(3)	—	(3)	—
2/15/2023 (1)	3/22/2023	3/29/2023	0.10	2,499	2,499	—	(3)	—	(3)	—
			$0.66	$16,492	$16,492	$—		—

(1)	Special dividend
(2)	Supplemental dividend
(3)

During the three months ended March 31, 2023 and the years ended December 31, 2022 and 2021, the Company directed the DRIP plan administrator to repurchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock in lieu of issuing new shares. Accordingly, the Company purchased and reissued shares to satisfy the DRIP obligation as follows:

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Year Ended December 31, 2021:	and Reissued	Per Share	Amount Paid
January 1, 2021 through March 31, 2021	15,562	$15.62	$243
April 1, 2021 through June 30, 2021	17,042	17.20	293
July 1, 2021 through September 30, 2021	18,201	17.82	324
October 1, 2021 through December 31, 2021	18,283	17.42	318
Total	69,088	$17.05	$1,178

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Year Ended December 31, 2022:	and Reissued	Per Share	Amount Paid
January 1, 2022 through March 31, 2022	20,380	$20.51	$418
April 1, 2022 through June 30, 2022	20,233	17.89	362
July 1, 2022 through September 30, 2022	21,114	17.08	360
October 1, 2022 through December 31, 2022	23,026	18.99	437
Total	84,753	$18.61	$1,577

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Three Months Ended March 31, 2023:	and Reissued	Per Share	Amount Paid
January 1, 2023 through March 31, 2023	25,512	$19.22	$490
Total	25,512	$19.22	$490

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 10. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Per share data:
Net asset value at beginning of period	$19.43	$19.96
Net investment income (1)	0.59	0.42
Net realized gain (loss) on investments, net of tax (provision) (1)	-	0.29
Net unrealized appreciation (depreciation) on investments (1)	0.03	(0.22)
Realized losses on extinguishment of debt (1)	-	(0.01)
Total increase from investment operations (1)	0.62	0.48
Accretive (dilutive) effect of share issuances and repurchases	0.01	-
Dividends to stockholders	(0.66)	(0.53)
Other (11)	(0.01)	-
Net asset value at end of period	$19.39	$19.91
Market value at end of period	$19.07	$20.18
Shares outstanding at end of period	24,988,398	24,437,400
Weighted average shares outstanding during the period	24,803,951	24,437,400
Net assets at end of period	$484,646	$486,502
Average net assets (6)	$482,495	$487,133
Ratios to average net assets:
Total expenses (2)(4)(10)	11.9%	8.4%
Net investment income (5)	12.2%	8.5%
Total return based on market value (3)	2.8%	15.7%
Total return based on net asset value (8)	3.2%	2.4%
Portfolio turnover ratio (9)	7.2%	12.0%
Supplemental Data:
Average debt outstanding (7)	$433,257	$385,290
Average debt per share (1)	$17.47	$15.77

(1)	Weighted average per share data.
(2)	Annualized with the exception of income tax (provision) benefit from realized gains on investments.
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

(9)	Annualized.
(10)	The following are schedules of supplemental expense ratios to average net assets:

	Three Months Ended March 31,
Ratio to average net assets:	2023	2022
Expenses other than incentive fee (2)	8.7%	7.3%
Incentive fee (9)	3.2%	1.1%
Total expenses (2)(4)	11.9%	8.4%

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Three Months Ended March 31,
Ratio to average net assets:	2023	2022
Total expenses, before base management fee waiver (2)	11.9%	8.5%
Base management fee waiver (9)	0.0%	(0.1%)
Total expenses (2)(4)	11.9%	8.4%

(11)

Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date, or other rounding.

Note 11. Subsequent Events

On April 4, 2023, the Company exited its debt and equity investments in Rhino Assembly Company, LLC
. The Company received payment in full of $14,850 on its second lien debt. The Company received a distribution on its common and preferred equity investments for a net realized gain of approximately $2,077.

On April 28, 2023, the Company invested $2,500 in first lien debt of Puget Collision, LLC, a multi-unit operator of auto collision repair shops operating in the CARSTAR and Fix Auto franchise systems.

On May 1, 2023, the Board declared a regular quarterly dividend of $0.41 per share, a supplemental dividend of $0.19 per share, and a special dividend of $0.10 per share, payable on June 28, 2023, to stockholders of record as of June 21, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Fidus Investment Corporation’s consolidated financial statements and related notes appearing in our annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 2, 2023. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

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
•
our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives;
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

These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•
an economic downturn and significant disruptions to our portfolio companies, including supply chain disruptions and labor shortages, could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•
a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•
interest rate volatility, including the decommissioning of LIBOR and rising interest rates, could adversely affect our results, particularly because we use leverage as part of our investment strategy;
•
the elevated level of inflation could adversely affect our business, results of operations and financial condition of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies; and
•
the risks, uncertainties and other factors we identify in Item 1A. – Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new debt investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in Item 1.A – Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 2, 2023. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

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

We have certain wholly-owned subsidiaries (the “Taxable Subsidiaries”), each of which generally holds one or more of our portfolio investments listed on the consolidated schedules of investments, that have elected to be treated as corporations for U.S. federal income tax purposes and are thus subject to U.S. federal income tax at corporate rates. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that our consolidated financial statements reflect our investment in the portfolio company investments owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit us to hold equity investments in portfolio companies that are taxed as partnerships for U.S. federal income tax purposes (such as entities organized as limited liability companies (“LLCs”) or other forms of pass through entities) while complying with the “source-of-income” requirements contained in the RIC tax provisions. The Taxable Subsidiaries are not consolidated with us for U.S. federal corporate income tax purposes, and each Taxable Subsidiary will be subject to U.S. federal corporate income tax on its taxable income. Any such income or expense is reflected in the consolidated statements of operations.

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

Many of our debt investments also include excess cash flow sweep features, whereby principal repayment may be required before maturity if the portfolio company achieves certain defined operating targets. Additionally, our debt investments typically have principal prepayment penalties in the early years of the debt investment. The majority of our debt investments provide for a variable interest rate, generally with a LIBOR or SOFR floor.

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

Equity Securities. Our equity investments typically consist of either a direct minority equity investment in common or preferred stock or membership/partnership interests of a portfolio company, or we may receive warrants to buy a minority equity interest in a portfolio company in connection with a debt investment. Warrants we receive with our debt investments typically require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. Our equity investments are typically not control-oriented investments, and in many cases, we acquire equity securities as part of a group of private equity investors in which we are not the lead investor. We may structure such equity investments to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events. In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights. Our equity investments typically are made in connection with debt investments to the same portfolio companies.

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

Portfolio Composition, Investment Activity and Yield

During the three months ended March 31, 2023 and 2022, we invested $51.5 million and $114.4 million, respectively, in debt and equity investments including three and seven new portfolio companies, respectively. During the three months ended March 31, 2023 and 2022, we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $15.9 million and $23.2 million, respectively, including an exit of one and one portfolio company, respectively. The following table summarizes investment purchases and sales and repayments of investments by type for the three months ended March 31, 2023 and 2022 (dollars in millions).

	Purchases of Investments				Sales and Repayments of Investments
	Three Months ended March 31,
	2023		2022		2023		2022
First Lien Debt(1)	$41.0	79.6%	$76.7	67.0%	$15.7	17.2%	$4.0	17.2%
Second Lien Debt	5.0	9.7	15.8	13.9	—	31.1	7.2	31.1
Subordinated Debt	2.2	4.2	17.4	15.2	—	(0.9)	(0.2)	(0.9)
Equity	3.3	6.5	4.5	3.9	0.2	52.6	12.2	52.6
Warrants	—	—	—	—	—	—	—	—
Total	$51.5	100.0%	$114.4	100.0%	$15.9	100.0%	$23.2	100.0%

(1) For the three months ended March 31, 2023 and 2022, first lien debt includes unitranche securities, which account for 40.3% and 49.2% of purchases, respectively. For the three months ended March 31, 2023 and 2022, first lien debt includes unitranche securities, which account for 5.9% and 7.1% of repayments, respectively.

As of March 31, 2023, the fair value of our investment portfolio totaled $897.3 million and consisted of 78 active portfolio companies and two portfolio companies that have sold their underlying operations. As of March 31, 2023, 43 portfolio companies’ debt investments bore interest at a variable rate, which represented $549.9 million, or 71.2%, of our debt investment portfolio on a fair value basis, and the remainder of our debt investment portfolio was comprised of fixed-rate investments. Overall, the portfolio had net unrealized appreciation of $32.3 million as of March 31, 2023. As of March 31, 2023, our average active portfolio company investment at amortized cost was $11.1 million, which excludes investments in the two portfolio companies that have sold their underlying operations.

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

The weighted average yield on debt investments as of March 31, 2023 and December 31, 2022 was 14.3% and 13.8%, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost including the accretion of OID and debt investment origination fees, but excluding investments on non-accrual status, if any.

The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments (dollars in millions):

	Fair Value				Cost
	March 31,		December 31,		March 31,		December 31,
	2023		2022		2023		2022
First Lien Debt(1)	$481.5	53.6%	$456.1	53.0%	$478.9	55.4%	$453.6	54.7%
Second Lien Debt	188.9	21.1	182.9	21.3	218.9	25.3	213.7	25.8
Subordinated Debt	102.4	11.4	101.5	11.8	103.1	11.9	100.6	12.1
Equity	122.1	13.6	117.7	13.7	61.1	7.1	57.9	7.0
Warrants	2.4	0.3	2.1	0.2	3.0	0.3	2.9	0.4
Total	$897.3	100.0%	$860.3	100.0%	$865.0	100.0%	$828.7	100.0%

(1) Includes unitranche investments, which account for 41.4% and 42.7% of our portfolio on a fair value and cost basis as of March 31, 2023, respectively. Includes unitranche investments, which account for 42.1% and 43.4% of our portfolio on a fair value and cost basis as of December 31, 2022, respectively.

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	March 31,		December 31,		March 31,		December 31,
	2023		2022		2023		2022
United States
Midwest	$173.7	19.4%	$180.6	21.0%	$126.0	14.6%	$132.2	16.0%
Southeast	279.9	31.1	265.9	31.0	271.8	31.5	258.4	31.1
Northeast	155.8	17.4	127.4	14.8	163.5	18.9	134.9	16.3
West	150.2	16.7	151.5	17.6	162.1	18.7	161.9	19.5
Southwest	125.2	14.0	122.5	14.2	129.1	14.9	128.9	15.6
Canada	12.5	1.4	12.4	1.4	12.5	1.4	12.4	1.5
Total	$897.3	100.0%	$860.3	100.0%	$865.0	100.0%	$828.7	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value				Cost
	March 31,		December 31,		March 31,	December 31,
Name	2023		2022		2023	2022
Information Technology Services	32.0%		33.3%		33.9%	35.4%
Business Services	13.4		12.2		13.6	12.2
Healthcare Products	9.6		10.5		5.5	5.8
Component Manufacturing	7.7		5.7		8.0	6.1
Specialty Distribution	6.3		6.4		5.4	5.6
Aerospace & Defense Manufacturing	5.5		5.7		5.4	5.4
Transportation Services	5.4		5.5		5.5	5.6
Building Products Manufacturing	4.5		4.7		5.2	5.5
Promotional Products	2.9		3.0		2.9	3.0
Utilities: Services	2.5		1.3		2.6	1.4
Environmental Industries	2.5		2.5		2.5	2.6
Retail	2.4		2.4		3.7	3.9
Healthcare Services	2.4		2.5		2.3	2.5
Oil & Gas Services	1.4		1.5		1.5	1.6
Industrial Cleaning & Coatings	1.2		1.2		1.5	1.6
Consumer Products	0.3		1.6		0.4	1.7
Restaurants	—	(1)	—	(1)	0.1	0.1
Total	100.0%		100.0%		100.0%	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of March 31, 2023 and December 31, 2022 (dollars in millions):

	Fair Value				Cost
	March 31,		December 31,		March 31,		December 31,
Investment Rating	2023		2022		2023		2022
1	$98.8	11.0%	$84.4	9.8%	$32.3	3.7%	$26.9	3.2%
2	713.4	79.5	699.4	81.3	705.9	81.7	682.9	82.4
3	82.7	9.2	73.9	8.6	101.5	11.7	94.4	11.4
4	0.2	—	0.3	—	0.7	0.1	1.6	0.2
5	2.2	0.3	2.3	0.3	24.6	2.8	22.9	2.8
Total	$897.3	100.0%	$860.3	100.0%	$865.0	100.0%	$828.7	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of March 31, 2023 and December 31, 2022 was 2.0 and 2.0, respectively, on a fair value basis and 2.2 and 2.2, respectively, on a cost basis.

Non-Accrual

As of March 31, 2023, we had debt investments in five portfolio companies on non-accrual status. As of December 31, 2022, we had debt investments in four portfolio companies on non-accrual status (dollars in millions).

	March 31, 2023		December 31, 2022
	Fair		Fair
Portfolio Company	Value	Cost	Value		Cost
EBL, LLC (EbLens)	$—	$9.3	$—		$9.3
US GreenFiber, LLC	—	5.2	—		5.2
K2 Merger Agreement Agent, LLC (fka K2 Industrial Services, Inc.)	2.1	2.4	2.1		2.4
Allredi, LLC (fka Marco Group International OpCo, LLC)	8.8	10.3	8.2		10.3
Suited Connector LLC	9.6	15.9	—	(1)	—	(1)
Total	$20.5	$43.1	$10.3		$27.2

(1) Debt investment in portfolio company was not on non-accrual status at December 31, 2022.

Discussion and Analysis of Results of Operations

Comparison of three months ended March 31, 2023 and 2022

Investment Income

Below is a summary of the changes in total investment income for the three months ended March 31, 2023 as compared to the same period in 2022 (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change (1)(2)
Interest income	$26.0	$17.1	$8.9	52.0%
Payment-in-kind interest income	0.6	0.5	0.1	16.5%
Dividend income	0.4	0.7	(0.3)	(44.3%)
Fee income	1.4	2.2	(0.8)	(34.7%)
Interest on idle funds and other income	0.7	—	0.7	NM
Total investment income	$29.1	$20.5	$8.6	41.6%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended March 31, 2023, total investment income was $29.1 million, an increase of $8.6 million or 41.6%, from the $20.5 million of total investment income for the three months ended March 31, 2022. As reflected in the table above, the increase is primarily attributable to the following:

•
$9.0 million increase in total interest income (including PIK interest income) resulting from an increase in average debt investment balances and an increase in weighted average yield on debt investment balances outstanding, during 2023 as compared to 2022.
•
$0.3 million decrease in dividend income due to a decrease in distributions received from equity investments.
•
$0.8 million decrease in fee income resulting from a decrease in origination fees, partially offset by an increase in amendment and prepayment fees, during 2023 as compared to 2022.

Expenses

Below is a summary of the changes in total expenses, including income tax provision, for the three months ended March 31, 2023 as compared to the same period in 2022 (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change (1)(2)
Interest and financing expenses	$5.2	$4.4	$0.8	17.5%
Base management fee	3.9	3.3	0.6	15.3%
Incentive fee - income	3.6	1.1	2.5	246.3%
Incentive fee (reversal) - capital gains	0.2	0.3	(0.1)	(43.3%)
Administrative service expenses	0.5	0.4	0.1	12.1%
Professional fees	0.8	0.5	0.3	36.2%
Other general and administrative expenses	0.2	0.3	(0.1)	18.2%
Total expenses, before base management and income incentive fee waivers	14.4	10.3	4.1	39.5%
Base management and income incentive fee waivers	(0.1)	(0.1)	—	NM
Total expenses, before income tax provision	14.3	10.2	4.1	39.8%
Income tax provision (benefit)	—	—	—	NM
Total expenses, including income tax provision	$14.3	$10.2	$4.1	40.8%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended March 31, 2023, total expenses, including income tax provision, were $14.3 million, an increase of $4.1 million or 40.8%, from the $10.2 million of total expenses for the three months ended March 31, 2022. As reflected in the table above, changes across the periods were primarily attributable to the following:

•
$0.8 million increase in interest and financing expenses due to an increase in debt outstanding in 2023 and an increase in weighted average interest rate on borrowings, during 2023 as compared to 2022.
•
$0.6 million net increase in base management fee, including the base management fee waiver, due to higher average total assets during 2023 as compared to 2022.
•
$2.5 million net increase in the income incentive fee due to an increase in pre-incentive fee net investment income during 2023 as compared to 2022.
•
$0.1 million decrease in the accrued capital gains incentive fee due to a $0.6 million decrease in net gain on investments (net realized gains (losses), plus net change in unrealized appreciation (depreciation) on investments) plus realized losses on extinguishment of debt, during 2023 as compared to the same period in 2022.
•
$0.3 million increase in professional fees due to increased audit and legal expenses, a portion of which relates to the ATM Program, during 2023 as compared to 2022.

Net Investment Income

Net investment income increased by $4.5 million, or 42.4%, to $14.7 million during the three months ended March 31, 2023 as compared to the same period in 2022, as a result of the $8.6 increase in total investment income, partially offset by the $4.1 million increase in total expenses, including base management fee waivers and income tax provision.

Net Gain (Loss) on Investments

For the three months ended March 31, 2023, the total net realized gain/(loss) on investments, before income tax (provision)/benefit, was $0.1 million. There was no income tax (provision) benefit from realized gains on investments for the three months ended March 31, 2023. We realize a gain/(loss) on our equity investments primarily when we either sell our equity investment or the underlying portfolio company is sold. Significant realized gains (losses) for the three months ended March 31, 2023 are summarized below (dollars in millions):

		Net Realized
Portfolio Company	Realization Event	Gains (Losses)
The Tranzonic Companies	Escrow distribution	0.1
Net realized gain (loss) on investments		0.1
Income tax (provision) benefit from realized gains on investments		—
Net realized gain (loss), net of income tax provision, on investments		$0.1

For the three months ended March 31, 2022, the total net realized gain/(loss) on investments, before income tax (provision)/benefit, was $6.9 million. There was no income tax (provision) benefit from realized gains/(losses) on investments for the three months ended March 31, 2022. We realize a gain/(loss) on our equity investments primarily when we either sell our equity investment or the underlying portfolio company is sold. Significant realized gains (losses) for the three months ended March 31, 2022 are summarized below (dollars in millions):

		Net Realized
Portfolio Company	Realization Event (1)	Gains (Losses)
Frontline Food Services, LLC (f/k/a Accent Food Services, LLC)	Exit of portfolio company	$0.2
Revenue Management Solutions, LLC	Exit of portfolio company	0.1
SpendMend LLC	Exit of portfolio company	6.2
FDS Avionics Corp.	Escrow liability release	(0.4)
Mesa Line Services, LLC	Exit of portfolio company	0.5
Mirage Trailers LLC	Exit of portfolio company	0.3
Net realized gain (loss) on investments		6.9
Income tax (provision) benefit from realized gains on investments		—
Net realized gain (loss), net of income tax provision, on investments		$6.9

(1) As it relates to realization events, we define an 'exit' of a portfolio company as situations where we have completely exited our position in all of the portfolio company's securities and no longer carry the portfolio company on our schedule of investments.

During the three months ended March 31, 2023 and 2022, we recorded a net change in unrealized appreciation (depreciation) on investments attributable to the following (dollars in millions):

	Three Months Ended March 31,
Unrealized Appreciation (Depreciation)	2023	2022
Exit, sale or restructuring of investments	$(0.1)	$(6.4)
Fair value adjustments to debt investments	(0.6)	2.0
Fair value adjustments to equity investments	1.4	(0.9)
Net change in unrealized appreciation (depreciation)	$0.7	$(5.3)

Net Increase in Net Assets Resulting From Operations

Net increase (decrease) in net assets resulting from operations during the three months ended March 31, 2023 and 2022 was $15.5 million and $11.7 million, respectively, as a result of the events described above.

Liquidity and Capital Resources

As of March 31, 2023, we had $36.4 million in cash and cash equivalents and our net assets totaled $484.6 million. We believe that our current cash and cash equivalents on hand, our Credit Facility, our continued access to SBA-guaranteed debentures, and our anticipated cash flows from investments will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of securities (including the ATM Program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. We did not repay any SBA debentures during the three months ended March 31, 2023. Our remaining outstanding SBA debentures continue to mature in 2025 and subsequent years through 2033, which will require repayment on or before the respective maturity dates. This “Liquidity and Capital Resources” section should be read in conjunction with the notes of our consolidated financial statements.

Cash Flows

For the three months ended March 31, 2023, we experienced a net decrease in cash and cash equivalents in the amount of $25.9 million. During that period, we made payments of $41.2 million of cash for operating activities, which included the funding of $51.5 million of investments that was partially offset by proceeds received from sales and repayments of investments of $15.9 million. During the same period, we received proceeds from the issuances of SBA debentures of $12.0 million, received net proceeds from the ATM program of approximately $5.3 million, received repayments of $0.2 million on our secured borrowings, paid cash dividends to stockholders of $16.5 million, and made payment of deferred financing costs related to our debt financings of $0.3 million.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of additional debt and equity capital.

SBA Debentures

The Funds are licensed to operate as SBICs, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the SBA regulations, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $175.0 million, whichever is less. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of March 31, 2023, Fund II and Fund III had $40.0 million and $125.0 million of outstanding SBA debentures, respectively. Subject to SBA regulatory requirements and approval, Fund III may access up to $50.0 million of additional SBA debentures under the SBIC debenture program. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions under SBA regulations. For more information on the SBA debentures, please refer to Note 6 to our consolidated financial statements.

Credit Facility

On June 16, 2014, we entered into a senior secured revolving credit agreement (the "Credit Agreement" and the senior secured revolving credit facility, the “Credit Facility”) with ING Capital LLC (“ING”), as the administrative agent, collateral agent, and lender. The Credit Facility is secured by certain portfolio investments held by us, but portfolio investments held by the Funds are not collateral for the Credit Facility. On April 24, 2019, we entered into an Amended & Restated Senior Secured Revolving Credit Agreement (the “Amended Credit Agreement”) among us, as borrower, the lenders party thereto, and ING, as administrative agent. On June 26, 2020, we entered into an amendment to the Amended Credit Agreement that, among other changes, modified certain financial covenants. On August 17, 2022, the Company entered into a second amendment to the Amended Credit Agreement (“Second Amendment”). The Second Amendment, among other things: (i) changed the underlying benchmark used to compute interest under the Amended Credit Agreement to the Secured Overnight Financing Rate (SOFR) from the London Interbank Offered Rate (LIBOR); (ii) reduced the applicable margin from 3.00% to 2.675% on SOFR loans prior to satisfying certain step-down conditions, and from 2.675% to 2.50% after satisfying certain step-down conditions, with commensurate reductions in the applicable margins for base rate loans; (iii) provided for a loan commitment availability period ending on August 17, 2026; (iv) extended the maturity date to August 17, 2027 from April 24, 2023; and (v) amended certain financial covenants, including (a) amending the asset coverage ratio to no less than 1.50 to 1.00 from no less than 2.00 to 1.00 (on a regulatory basis); and (b) requiring the Company to maintain a senior asset coverage ratio of no less than 2.00 to 1.00.

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

We have made customary representations and warranties and we are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of March 31, 2023, we were in compliance with all covenants under the Credit Agreement and we had $15.0 million outstanding under the Credit Facility.

Notes

On December 23, 2020, we closed the offering of $125.0 million in aggregate principal amount of our 4.75% notes due 2026, or the “January 2026 Notes”. The total net proceeds to us from the January 2026 Notes, based on a public offering price of 100.00% of par, after deducting underwriting discounts of $2.5 million and estimated offering expenses of approximately $0.4 million, were approximately $122.1 million. The January 2026 Notes will mature on January 31, 2026 and bear interest at a rate of 4.75%. The January 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed more than three months prior to maturity and at par thereafter. Interest on the January 2026 Notes is payable on January 31 and July 31 of each year. We do not intend to list the January 2026 Notes on any securities exchange or automated dealer quotation system. As of March 31, 2023, the outstanding principal balance of the January 2026 Notes was approximately $125.0 million.

On October 8, 2021, we closed the offering of $125.0 million in aggregate principal amount of our 3.50% notes due 2026, or the “November 2026 Notes” (collectively with the January 2026 Notes, the “Notes”). The total net proceeds to us from the November 2026 Notes, based on a public offering price of 99.996% of par, after deducting underwriting discounts of $2.5 million and estimated offering expenses of approximately $0.3 million, were approximately $122.2 million. The November 2026 Notes will mature on November 15, 2026 and bear interest at a rate of 3.50%. The November 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed more than three months prior to maturity and at par thereafter. Interest on the November 2026 Notes is payable on May 15 and November 15 of each year. We do not intend to list the November 2026 Notes on any securities exchange or automated dealer quotation system. As of March 31, 2023, the outstanding principal balance of the November 2026 Notes was approximately $125.0 million.

Each of the Notes are unsecured obligations and rank pari passu with our existing and future unsecured indebtedness; effectively subordinated to all of our existing and future secured indebtedness; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities we may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities, including the Credit Facility.

Secured Borrowing

As of March 31, 2023, the carrying value of secured borrowings totaled $16.6 million and the fair value of the associated loans included in investments was $16.6 million. As of December 31, 2022, carrying value of secured borrowings totaled $16.9 million and the fair value of the associated loans included in investments was $16.9 million. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets that did not meet the definition of a “participating interest.” As a result, sale treatment was not permitted and these partial loan sales were treated as secured borrowings. The weighted average interest rate on our secured borrowings was approximately 8.685% and 7.786% as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023, the weighted average stated interest rates for our SBA debentures and the Notes were 3.268% and 4.125%, respectively. As of March 31, 2023, we had $85.0 million of unutilized commitment under our Credit Facility, and we were subject to a 0.971% fee on such amount. As of March 31, 2023, the weighted average stated interest rate on total debt outstanding was 4.244%.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if the Board, including the Independent Directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. On June 29, 2022, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 29, 2023 or the date of our 2023 Annual Meeting of Stockholders. Our stockholders specified that the cumulative number of shares sold in each offering during the one-year period ending on the earlier of June 29, 2023 or the date of our 2023 Annual Meeting of Stockholders may not exceed 25.0% of our outstanding common stock immediately prior to each such sale. We are seeking stockholder approval of a similar proposal at our 2023 Annual Meeting of Stockholders

Equity ATM Program

On November 10, 2022, the Company established the at-the-market program (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through Raymond James & Associates, Inc. and B. Riley Securities, Inc., each as sales agents, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million. Cumulative to date, the Company has sold 550,998 shares of common stock under the ATM Program at a weighted-average price of $20.49, raising $11.3 million of gross proceeds. Net proceeds were $11.1 million after commissions to the sales agents on sales sold. As of March 31, 2023, the Company has $38.7 million available under the ATM Program.

Stock Repurchase Program

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 31, 2022, the Board extended the Stock Repurchase Program through December 31, 2023, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and we cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. We did not make any repurchases of common stock during the three months ended March 31, 2023 and 2022. Refer to Note 8 to our consolidated financial statements for additional information concerning stock repurchases.

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

Our investments generally consist of illiquid securities including debt and equity investments in lower middle-market companies. Investments for which market quotations are readily available are valued at such market quotations. Because we expect that there will not be a readily available market for substantially all of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors using a documented valuation policy and consistently applied valuation process. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market quotation, the fair value of our investments may differ significantly from the values that would have been used had a readily available market quotation existed for such investments, and the difference could be material.

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
•
our board of directors engages one or more independent valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result it is not in our stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where we determine that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio;

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

Our Board consulted with the independent valuation firm(s) in arriving at our determination of fair value for 16 and 16 of our portfolio company investments representing 27.6% and 29.5% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended March 31, 2023 and December 31, 2022, respectively) as of March 31, 2023 and December 31, 2022, respectively

Consistent with the policies and methodologies adopted by the Board, we perform detailed valuations of our debt and equity investments, including an analysis on the Company’s unfunded debt investment commitments, using both the market and income approaches as appropriate. Under the market approach, we typically use the enterprise value methodology to determine the fair value of an investment. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values, from which we derive a single estimate of enterprise value. Under the income approach, we typically prepare and analyze discounted cash flow models to estimate the present value of future cash flows of either an individual debt investment or of the underlying portfolio company itself.

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

We may also utilize an income approach when estimating the fair value of our equity investments, either as a primary methodology if consistent with industry practice or if the market approach is otherwise not applicable, or as a supporting methodology to corroborate the fair value ranges determined by the market approach. We typically prepare and analyze discounted cash flow models based on projections of the future free cash flows (or earnings) of the portfolio company. We consider various factors, including but not limited to the portfolio company’s projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public.

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
•
The Investment Advisor, in consultation with the Board, agreed to voluntarily waive $0.1 million and $0.1 million of the base management fees on any assets accounted for as secured borrowings as defined under GAAP for the three months ended March 31, 2023, and 2022, respectively.

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

Recent Developments

On April 4, 2023, we exited our debt and equity investments in Rhino Assembly Company, LLC. We received payment in full of $14.9 million on our second lien debt. We received a distribution on our common and preferred equity investments for a net realized gain of approximately $2.1 million.

On April 28, 2023, we invested $2.5 million in first lien debt of Puget Collision, LLC, a multi-unit operator of auto collision repair shops operating in the CARSTAR and Fix Auto franchise systems.

On May 1, 2023, our Board declared a regular quarterly dividend of $0.41 per share, a supplemental dividend of $0.19 per share, and a special dividend of $0.10 per share, payable on June 28, 2023, to stockholders of record as of June 21, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. The prices of securities held by us may decline in response to certain events, including those directly involving the companies in which we invest and conditions affecting the general economy, including: overall market changes, including an increase in market volatility; legislative reform; local, regional, national or global political, social or economic instability; and interest rate volatility, including the decommissioning of LIBOR and rising interest rates.

In the future, our investment income may also be affected by changes in various interest rates, including the decommissioning of LIBOR and changes in alternate rates and prime rates, to the extent of any debt investments that include floating interest rates. Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could result the United States into a recession, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as LIBOR and SOFR are not offset by a corresponding increase in the spread over such base rate that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to such base rate. See Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022, such as "Changes in interest rates will affect our cost of capital and net investment income”, “Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies”, and “Changes relating to the discontinuation LIBOR may adversely affect the value of our portfolio of LIBOR-indexed, floating-rate debt securities”.

As of March 31, 2023 and December 31, 2022, 43 and 43 portfolio companies’ debt investments, respectively, bore interest at a variable rate, which represented $549.9 million and $522.9 million of our portfolio on a fair value basis, respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Our pooled SBA debentures and our Notes bear interest at fixed rates. Our Credit Facility bears interest, at our election, at a rate per annum equal to (a) 2.675% on SOFR loans prior to satisfying certain step-down conditions (or 2.50% after satisfying certain step-down conditions, with commensurate reductions in the applicable margins for base rate loans). We pay a commitment fee that varies depending on the size of the unused portion of the Credit Facility: 2.500% to 2.675% per annum on the unused portion of the Credit Facility at or below 35% of the commitments and 0.50% per annum on any remaining unused portion of the Credit Facility between the total commitments and the 35% minimum utilization. The Credit Agreement relating to the Credit Facility contains certain covenants, including a minimum asset coverage ratio of 1.50 to 1.00 (on a regulatory basis) and a senior asset coverage ratio of no less than 2.00 to 1.00. The Credit Facility is secured by a first priority security interest in all of our assets, excluding the assets of our SBIC subsidiaries.

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

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of March 31, 2023 (dollars in millions):

	Interest Income	Interest Expense
	Increase	Increase	Net Increase	Net Investment
Basis Point Increase (Decrease)	(Decrease) (1) (2)	(Decrease) (4)	(Decrease)	Income (3)
(200)	$(11.2)	$(0.6)	$(10.6)	$(8.5)
(150)	(8.4)	(0.4)	(8.0)	(6.4)
(100)	(5.6)	(0.3)	(5.3)	(4.2)
(50)	(2.8)	(0.1)	(2.7)	(2.2)
50	2.8	0.2	2.6	2.1
100	5.6	0.3	5.3	4.2
150	8.4	0.5	7.9	6.3
200	11.2	0.7	10.5	8.4
250	14.0	0.9	13.1	10.5
300	16.8	0.9	15.9	12.7

(1) Certain of our variable rate debt investments have a LIBOR, PRIME or SOFR interest rate floor, which lessens the impact of decreases in interest rates.

(2) Interest income calculated assuming three-month LIBOR, PRIME, and SOFR rate as of March 31, 2023.

(3) Includes the impact of income incentive fee at 20.0% on net increase (decrease) in net interest.

(4) As of March 31, 2023, we had $15.0 million outstanding under our Credit Facility.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not, and the Investment Advisor is not, currently subject to any material legal proceedings.

Item 1A. Risk Factors.

Except for the risk factor set forth below, there have been no material changes to the risk factors previously disclosed under "Item 1A. Risk Factors” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 2, 2023, which are incorporated herein by reference. The risk factors therein could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Our business is dependent on bank relationships and recent strain on the banking system may adversely impact us.

The financial markets recently have encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks that may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist these banks and protect depositors, some banks have already been impacted and others may be materially and adversely impacted. Our business is dependent on bank relationships, including small and regional banks, and we are proactively monitoring the financial health of banks with which we (or our portfolio companies) do or may in the future do business. To the extent that our portfolio companies work with banks that are negatively impacted by the foregoing, such portfolio companies’ ability to access their own cash, cash equivalents and investments may be threatened. In addition, such affected portfolio companies may not be able to enter into new banking arrangements or credit facilities, or receive the benefits of their existing banking arrangements or facilities. Any such developments could harm our business, financial condition, and operating results, and prevent us from fully implementing our investment plan. Continued strain on the banking system may adversely impact our business, financial condition and results of operations.

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

FIDUS INVESTMENT CORPORATION

Date: May 4, 2023	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2023	/s/ SHELBY E. SHERARD
Shelby E. Sherard
Chief Financial Officer (Principal Financial and Accounting Officer)