Form 10-Q
period 2023-06-30
FIDUS INVESTMENT Corp
filed 2023-08-03
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, the Registrant had outstanding 25,316,072 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	June 30,
	2023	December 31,
	(unaudited)	2022
ASSETS
Investments, at fair value:
Control investments (cost: $6,832 and $17,915, respectively)	$—	$—
Affiliate investments (cost: $55,747 and $55,804, respectively)	96,931	101,590
Non-control/non-affiliate investments (cost: $832,589 and $754,974, respectively)	831,791	758,739
Total investments, at fair value (cost: $895,168 and $828,693, respectively)	928,722	860,329
Cash and cash equivalents	37,977	62,350
Interest receivable	12,918	11,826
Proceeds receivable from stock offering	895	—
Prepaid expenses and other assets	1,900	1,455
Total assets	$982,412	$935,960
LIABILITIES
SBA debentures, net of deferred financing costs (Note 6)	$177,115	$148,476
Notes, net of deferred financing costs (Note 6)	246,680	246,128
Borrowings under Credit Facility, net of deferred financing costs (Note 6)	28,768	(1,380)
Secured borrowings	16,552	16,880
Accrued interest and fees payable	5,215	4,747
Base management fee payable, net of base management fee waiver – due to affiliate	3,979	3,769
Income incentive fee payable – due to affiliate	3,834	3,035
Capital gains incentive fee payable – due to affiliate	14,083	22,659
Administration fee payable and other – due to affiliate	408	576
Taxes payable	1,145	9,937
Accounts payable and other liabilities	1,285	790
Total liabilities	$499,064	$455,617
Commitments and contingencies (Note 7)
NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 25,265,808 and 24,727,788 shares issued and
outstanding at June 30, 2023 and December 31, 2022, respectively)	$25	$25
Additional paid-in capital	406,419	395,672
Total distributable earnings	76,904	84,646
Total net assets	483,348	480,343
Total liabilities and net assets	$982,412	$935,960
Net asset value per common share	$19.13	$19.43

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

(in thousands, except shares and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Investment Income:
Interest income
Control investments	$—	$—	$—	$—
Affiliate investments	1,107	657	2,157	1,541
Non-control/non-affiliate investments	25,060	18,716	49,966	34,913
Total interest income	26,167	19,373	52,123	36,454
Payment-in-kind interest income
Control investments	—	—	—	—
Affiliate investments	—	—	—	30
Non-control/non-affiliate investments	1,235	367	1,872	884
Total payment-in-kind interest income	1,235	367	1,872	914
Dividend income
Control investments	—	—	—	—
Affiliate investments	172	69	520	725
Non-control/non-affiliate investments	132	7	168	40
Total dividend income	304	76	688	765
Fee income
Control investments	—	—	—	—
Affiliate investments	50	160	55	297
Non-control/non-affiliate investments	2,187	1,176	3,618	3,237
Total fee income	2,237	1,336	3,673	3,534
Interest on idle funds	615	1	1,258	4
Total investment income	30,558	21,153	59,614	41,671
Expenses:
Interest and financing expenses	5,591	4,639	10,776	9,051
Base management fee	4,051	3,618	7,905	6,961
Incentive fee - income	3,834	1,183	7,481	2,236
Incentive fee (reversal) - capital gains	(1,174)	(605)	(1,021)	(335)
Administrative service expenses	618	510	1,091	932
Professional fees	641	290	1,457	805
Other general and administrative expenses	264	531	504	818
Total expenses before base management fee waiver	13,825	10,166	28,193	20,468
Base management fee waiver	(72)	(76)	(144)	(152)
Total expenses, net of base management fee waiver	13,753	10,090	28,049	20,316
Net investment income before income taxes	16,805	11,063	31,565	21,355
Income tax provision (benefit)	21	55	58	9
Net investment income	16,784	11,008	31,507	21,346
Net realized and unrealized gains (losses) on investments:
Net realized gains (losses):
Control investments	(11,458)	(204)	(11,458)	(65)
Affiliate investments	99	15,300	99	15,624
Non-control/non-affiliate investments	5,818	3,212	5,876	9,617
Total net realized gain (loss) on investments	(5,541)	18,308	(5,483)	25,176
Income tax (provision) benefit from realized gains on investments	(1,538)	(122)	(1,538)	(121)
Net change in unrealized appreciation (depreciation):
Control investments	11,083	(2,151)	11,083	(2,151)
Affiliate investments	(2,113)	(15,049)	(4,602)	(20,928)
Non-control/non-affiliate investments	(7,760)	(4,013)	(4,563)	(3,453)
Total net change in unrealized appreciation (depreciation) on investments	1,210	(21,213)	1,918	(26,532)
Net gain (loss) on investments	(5,869)	(3,027)	(5,103)	(1,477)
Realized losses on extinguishment of debt	—	—	—	(198)
Net increase (decrease) in net assets resulting from operations	$10,915	$7,981	$26,404	$19,671
Per common share data:
Net investment income per share-basic and diluted	$0.67	$0.45	$1.26	$0.87
Net increase in net assets resulting from operations per share — basic and diluted	$0.44	$0.33	$1.06	$0.80
Dividends declared per share	$0.70	$0.43	$1.36	$0.96
Weighted average number of shares outstanding — basic and diluted	25,028,268	24,437,400	24,916,729	24,437,400

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except shares)

	Common Stock			Additional	Total
	Number of	Par		paid-in	distributable	Total net
	shares	value		capital	earnings	assets
Balances at December 31, 2021	24,437,400	$24		$361,807	$125,933	$487,764
Net investment income	—	—		—	10,338	10,338
Net realized gain (loss) on investments, net of taxes	—	—		—	6,869	6,869
Net unrealized appreciation (depreciation) on investments	—	—		—	(5,319)	(5,319)
Realized losses on extinguishment of debt	—	—		—	(198)	(198)
Dividends declared	—	—		—	(12,952)	(12,952)
Balances at March 31, 2022	24,437,400	$24		$361,807	$124,671	$486,502
Net investment income	—	—		—	11,008	11,008
Net realized gain (loss) on investments, net of taxes	—	—		—	18,186	18,186
Net unrealized appreciation (depreciation) on investments	—	—		—	(21,213)	(21,213)
Realized losses on extinguishment of debt	—	—		—	—	—
Dividends declared	—	—		—	(10,508)	(10,508)
Balances at June 30, 2022	24,437,400	$24		$361,807	$122,144	$483,975
Balances at December 31, 2022	24,727,788	$25		$395,672	$84,646	$480,343
Public offering of common stock, net of expenses	260,610	0	*	5,306	—	5,306
Net investment income	—	—		—	14,723	14,723
Net realized gain (loss) on investments, net of taxes	—	—		—	58	58
Net unrealized appreciation (depreciation) on investments	—	—		—	708	708
Realized losses on extinguishment of debt	—	—		—	—	—
Dividends declared	—	—		—	(16,492)	(16,492)
Balances at March 31, 2023	24,988,398	$25		$400,978	$83,643	$484,646
Public offering of common stock, net of expenses	246,574	0	*	4,837	—	4,837
Shares issued under dividend reinvestment plan	30,836	0	*	604	—	604
Net investment income	—	—		—	16,784	16,784
Net realized gain (loss) on investments, net of taxes	—	—		—	(7,079)	(7,079)
Net unrealized appreciation (depreciation) on investments	—	—		—	1,210	1,210
Realized losses on extinguishment of debt	—	—		—	—	—
Dividends declared	—	—		—	(17,654)	(17,654)
Balances at June 30, 2023	25,265,808	$25		$406,419	$76,904	$483,348
*amount is greater than zero but less than one

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$26,404	$19,671
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(1,918)	26,532
Net realized (gain) loss on investments	5,483	(25,176)
Interest and dividend income paid-in-kind	(1,872)	(914)
Accretion of original issue discount	(228)	(60)
Accretion of loan origination fees	(775)	(711)
Purchase of investments	(147,348)	(160,098)
Proceeds from sales and repayments of investments	76,503	68,008
Proceeds from loan origination fees	1,762	1,023
Realized losses on extinguishment of debt	—	198
Amortization of deferred financing costs	1,045	1,058
Amortization of deferred equity financing costs	6	—
Changes in operating assets and liabilities:
Interest receivable	(1,092)	(4,878)
Receivables from investments sold	—	(11,895)
Prepaid expenses and other assets	(451)	(718)
Accrued interest and fees payable	468	(176)
Base management fee payable, net of base management fee waiver – due to affiliate	210	407
Income incentive fee payable – due to affiliate	799	(1,439)
Capital gains incentive fee (reversal) – due to (from) affiliate	(8,576)	(6,471)
Administration fee payable and other – due to affiliate	(168)	(23)
Payables for investments purchased	—	2,773
Taxes payable	(8,792)	(2,067)
Accounts payable and other liabilities	495	1,850
Net cash provided by (used for) operating activities	(58,045)	(93,106)
Cash Flows from Financing Activities:
Proceeds from common stock offerings, net of expenses (Note 8)	9,852	—
Proceeds received from SBA debentures	29,000	41,500
Repayments of SBA debentures	—	(20,000)
Proceeds received from (repayments of) borrowings under Credit Facility, net	30,000	—
Proceeds received from (repayments of) Secured Borrowings, net	(328)	(374)
Payment of deferred financing costs	(706)	(1,511)
Dividends paid to stockholders, including expenses	(34,146)	(23,460)
Net cash provided by (used for) financing activities	33,672	(3,845)
Net increase (decrease) in cash and cash equivalents	(24,373)	(96,951)
Cash and cash equivalents:
Beginning of period	62,350	169,417
End of period	$37,977	$72,466
Supplemental information and non-cash activities:
Cash payments for interest	$9,263	$8,169
Cash payments for taxes, net of tax refunds received	$10,388	$2,197

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

June 30, 2023

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets

Control Investments (t)
US GreenFiber, LLC (n)	Building Products Manufacturing
Second Lien Debt (j)(y)			10.00%/3.00%	7/3/2014	8/30/2024	$5,226	$5,222	$—
Common Equity (2,522 units) (h)(j)				7/3/2014			586	—
Common Equity (425,508 units) (j)				8/30/2019			1	—
Common Equity (1,022,813 units) (h)(j)				7/1/2020			1,023	—
							6,832	—	0%

Total Control Investments							$6,832	$—	0%

Affiliate Investments (l)
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	Building Products Manufacturing
Subordinated Debt (j)			10.00%/0.00%	12/31/2021	12/31/2027	$9,602	$9,602	$9,602
Common Equity (5,690 units) (h)(j)				12/31/2021			5,690	7,044
Common Equity (7,113 units) (h)(j)				12/31/2021			7,113	7,962
Common Equity (2,012 units) (h)(j)				12/31/2021			-	-
							22,405	24,608	5%
Medsurant Holdings, LLC	Healthcare Services
Preferred Equity (84,997 units) (h)(j)				4/12/2011			643	744
Warrant (252,588 units) (h)(j)(m)				4/12/2011			2,258	2,568
							2,901	3,312	1%
Pfanstiehl, Inc.	Healthcare Products
Subordinated Debt (j)			10.00%/0.00%	8/2/2022	8/2/2027	10,000	9,959	10,000
Common Equity (2,550 units) (j)				3/29/2013			255	37,185
							10,214	47,185	10%

Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	Aerospace & Defense Manufacturing
First Lien Debt (k)(ag)		(S + 5.50%) / (1.00%)	11.25%/0.00%	2/12/2021	2/11/2026	15,000	14,943	14,920
Common Equity (12,035 units) (j)				8/25/2021			1,204	959
Common Equity (41,290 units) (j)				12/16/2022			2,608	—
Common Equity (4,921 units) (j)				9/16/2022			472	503
							19,227	16,382	3%
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Common Equity (1,000,000 units)				11/12/2015			1,000	5,444	1%

Total Affiliate Investments							$55,747	$96,931	20%

Non-control/Non-affiliate Investments
2KDirect, Inc. (dba iPromote)	Information Technology Services
First Lien Debt (k)(at)		(S + 7.25%) / (0.50%)	12.63%/0.00%	6/25/2021	6/25/2026	$11,193	$11,141	$10,721
First Lien Debt (j)(aa)		(S + 7.25%) / (0.50%)	12.63%/0.00%	7/30/2021	6/25/2026	3,444	3,444	3,444
Common Equity (1,000,000 units)				6/25/2021			1,000	206
							15,585	14,371	3%
Acendre Midco, Inc.	Information Technology Services
First Lien Debt (j)		(S + 7.75%) / (0.50%)	12.90%/0.00%	10/6/2021	10/6/2026	5,479	5,469	5,479
First Lien Debt (j)		(S + 7.75%) / (0.50%)	12.90%/0.00%	10/6/2021	10/6/2026	12,453	12,409	12,453
Revolving Loan ($1,000 unfunded commitment) (j)(i)		(S + 7.50%) / (0.50%)	12.90%/0.00%	10/6/2021	10/6/2026	—	—	—
Common Equity (500,000 shares) (j)				10/6/2021			371	451
Warrant (150,000 shares) (j)(m)				10/6/2021			129	135
Preferred Equity (77,016 shares) (j)				9/26/2022			88	143
							18,466	18,661	4%
Aeronix Inc.	Aerospace & Defense Manufacturing
First Lien Debt (ai)		(S + 5.88%) / (1.50%)	11.38%/0.00%	6/11/2021	6/11/2026	17,250	17,176	17,250
Common Equity (549 units)				6/11/2021			593	1,127
							17,769	18,377	4%
Aldinger Company	Business Services
First Lien Debt (ay)		(S + 6.50%) / (2.00%)	11.74%/0.00%	6/30/2023	6/29/2029	7,820	7,761	7,761
Common Equity (6,800 units)				6/30/2023		—	—	—
Preferred Equity (6,800 units)				6/30/2023			680	680
							8,441	8,441	2%
Allredi, LLC (fka Marco Group International OpCo, LLC)	Industrial Cleaning & Coatings
Second Lien Debt			0.00%/15.00%	3/2/2020	9/2/2026	10,795	10,734	9,201
Common Equity (570,636 units) (h)(j)				7/21/2017			637	159
Common Equity (39,443 units) (h)(j)				11/24/2021			22	55
							11,393	9,415	2%
American AllWaste LLC (dba WasteWater Transport Services)	Environmental Industries
First Lien Debt ($2,225 unfunded commitment) (j)(p)(ax)		(S + 6.50%) / (1.00%)	10.90%/0.00%	6/28/2021	6/28/2026	21,183	20,973	21,183
First Lien Debt (j)(o)		(S + 4.00%) / (1.00%)	9.16%/0.00%	6/28/2021	6/28/2026	330	330	322
Preferred Equity (500 units) (h)(j)				5/31/2018			500	295
Preferred Equity (207 units) (h)(j)				8/6/2019			250	127
Preferred Equity (141 units) (h)(j)				11/2/2020			171	87
Preferred Equity (74 units) (h)(j)				12/29/2021			97	47
							22,321	22,061	5%
AmeriWater, LLC	Component Manufacturing
First Lien Debt (af)		(S + 6.25%) / (1.00%)	11.14%/0.00%	7/8/2022	7/8/2027	7,682	7,643	7,682
Subordinated Debt (j)			7.00%/7.00%	7/8/2022	1/8/2028	2,143	2,135	2,143
Common Equity (1,000 units) (h)(j)				7/8/2022			1,000	799
							10,778	10,624	2%
AOM Intermediate Holdco, LLC (dba AllOver Media)	Information Technology Services
First Lien Debt (aq)		(S + 6.50%) / (0.75%)	11.64%/0.00%	2/1/2022	2/1/2027	10,000	9,946	10,000
Common Equity (750 units) (h)(j)				2/1/2022			750	487
							10,696	10,487	2%
APM Intermediate Holdings, LLC (dba Artistic Paver Manufacturing, Inc.)	Building Products Manufacturing
First Lien Debt (av)		(S + 7.00%) / (2.00%)	11.89%/0.00%	11/8/2022	11/8/2027	15,000	14,902	15,000
Common Equity (1,200 units) (h)(j)				11/8/2022			1,200	1,535
							16,102	16,535	4%
Applied Data Corporation	Information Technology Services
First Lien Debt (k)(v)		(S + 6.25%) / (1.50%)	11.40%/0.00%	11/6/2020	11/6/2025	19,005	18,932	19,005
Common Equity (24 units)				11/6/2020			66	780
Preferred Equity (1,184,711 units)				11/6/2020			1,185	1,411
							20,183	21,196	4%
Auto CRM LLC (dba Dealer Holdings)	Information Technology Services
First Lien Debt (au)		(P + 5.50%) / (3.25%)	13.75%/0.85%	10/1/2021	10/1/2026	7,614	7,565	7,614
Subordinated Debt			0.00%/14.50%	10/1/2021	12/31/2026	629	625	629
Common Equity (500 units) (j)				10/1/2021			500	456
							8,690	8,699	2%
BCM One Group Holdings, Inc.	Information Technology Services
Subordinated Debt (j)			11.75%/0.00%	11/17/2021	11/17/2028	18,333	18,188	18,333	4%

Bedford Precision Parts LLC	Specialty Distribution
Common Equity (500,000 units) (h)(j)				3/12/2019			484	472	0%

BP Thrift Buyer, LLC (dba myUnique and Ecothrift)	Retail
First Lien Debt (j)(al)		(S + 5.75%) / (1.50%)	10.64%/0.00%	9/13/2022	9/13/2027	20,000	19,610	20,000
First Lien Debt (j)		(S + 5.75%) / (1.50%)	10.64%/0.00%	5/12/2023	9/13/2027	1,948	1,948	1,948
Common Equity (1,000 units) (j)				9/13/2022			960	1,238
							22,518	23,186	5%
BurgerFi International, LLC (dba BurgerFi) (ad)	Restaurants
Common Equity (14,201 units) (j)(ao)				11/3/2022			521	22
Preferred Equity (9,787 units) (j)(ao)				11/3/2022			49	245
							570	267	0%
Cardback Intermediate, LLC (dba Chargeback Gurus)	Information Technology Services
First Lien Debt (j)(ah)		(S + 6.50%) / (0.75%)	12.00%/0.00%	8/10/2021	8/10/2026	11,804	11,756	11,804

Common Equity (495 shares) (j)				8/10/2021			125	23
Preferred Equity (495 shares) (j)				8/10/2021			125	289
							12,006	12,116	3%
Choice Technology Solutions, LLC (dba Choice Merchant Solutions, LLC)	Information Technology Services
First Lien Debt (j)		(S + 7.25%) / (1.00%)	12.39%/0.00%	4/1/2022	4/1/2027	8,500	8,464	8,500
Revolving Loan ($1,000 unfunded commitment) (i)(j)		(S + 6.25%) / (1.00%)	11.39%/0.00%	4/1/2022	4/1/2027	—	—	—
							8,464	8,500	2%
CIH Intermediate, LLC	Business Services
Subordinated Debt (k)			10.00%/1.00%	3/3/2022	3/3/2028	13,820	13,715	13,820
Common Equity (563 shares) (j)				3/3/2022			400	843
Preferred Equity (563 shares) (j)				3/3/2022			400	886
							14,515	15,549	3%
Combined Systems, Inc.	Aerospace & Defense Manufacturing
First Lien Debt		(L + 11.00%) / (2.00%)	19.18%/0.00%	1/31/2020	1/31/2025	3,862	3,844	3,862
First Lien Debt		(L + 11.00%) / (2.00%)	19.18%/0.00%	12/22/2022	1/31/2025	489	489	489
Revolving Loan ($162 unfunded commitment) (j)(ac)		(L + 10.00%) / (2.00%)	18.18%/0.00%	1/31/2020	1/31/2025	3,838	3,830	3,838
							8,163	8,189	2%
Comply365, LLC	Aerospace & Defense Manufacturing
Common Equity (1,000,000 units)				12/11/2020			627	1,340	0%

CRS Solutions Holdings, LLC (dba CRS Texas)	Business Services
Common Equity (Class A Units) (574,929 units) (h)(j)				6/28/2022			272	202	0%

CTM Group, Inc.	Business Services
First Lien Debt		(S + 6.75%) / (1.00%)	12.16%/0.00%	2/28/2023	11/30/2026	7,980	7,834	7,834
Subordinated Debt			11.50%/2.00%	2/28/2023	11/30/2027	2,014	1,990	1,990
Common Equity (400,000 units)				2/28/2023			400	400
							10,224	10,224	2%
Dataguise, Inc.	Information Technology Services
Subordinated Debt (j)			11.00%/2.00%	12/30/2022	11/23/2027	21,024	20,979	21,024
Common Equity (909 shares) (j)				12/31/2020			1,500	791
							22,479	21,815	5%
Detechtion Holdings, LLC	Information Technology Services
First Lien Debt (k)		(S + 5.75%) / (2.25%)	10.96%/2.00%	6/21/2023	6/21/2028	17,509	17,407	17,407
Subordinated Debt (j)			0.00%/14.00%	6/21/2023	6/21/2028	2,008	1,997	1,997
Common Equity (500,000 units) (h)(j)				6/21/2023			500	500
							19,904	19,904	4%
Diversified Search LLC	Business Services
First Lien Debt (k)(r)		(S + 6.50%) / (1.00%)	12.01%/0.00%	2/7/2019	9/30/2025	24,155	24,062	24,155
Common Equity (573 units) (h)(j)				2/7/2019			552	521
							24,614	24,676	5%
Education Incites, LLC (dba Acceleration Academies)	Business Services
Second Lien Debt			12.75%/0.00%	10/31/2022	10/29/2027	6,000	5,974	6,000	1%

Elements Brands, LLC	Consumer Products
First Lien Debt			12.25%/0.00%	12/31/2020	6/30/2024	1,275	1,262	1,275
Revolving Loan (j)			12.25%/0.00%	12/31/2020	6/30/2024	1,500	1,493	1,500
							2,755	2,775	1%
Fishbowl Solutions, LLC	Information Technology Services
First Lien Debt (ar)		(S + 7.75%) / (1.00%)	12.92%/0.00%	3/25/2022	3/25/2027	14,355	14,274	14,172	3%

Global Plasma Solutions, Inc.	Component Manufacturing
Subordinated Debt (j)			0.00%/18.80%	3/31/2023	3/18/2024	191	191	191
Common Equity (947 shares) (j)				9/21/2018			52	103
							243	294	0%
GP&C Operations, LLC (dba Garlock Printing and Converting)	Component Manufacturing
First Lien Debt (w)		(S + 8.25%) / (1.00%)	13.75%/0.00%	1/22/2021	1/22/2026	10,635	10,550	10,635
Common Equity (515,625 units) (h)(j)				1/22/2021			516	279
							11,066	10,914	2%
Green Cubes Technology, LLC (dba Green Cubes)	Information Technology Services
First Lien Debt (j)		(S + 13.00%) / (0.00%)	18.43%/0.00%	12/17/2021	12/17/2024	12,000	11,964	12,000	2%

Gurobi Optimization, LLC	Information Technology Services
Common Equity (3 shares)				12/19/2017			605	2,912	1%

Haematologic Technologies, Inc.	Healthcare Services
First Lien Debt (x)		(S + 8.25%) / (2.00%)	13.74%/0.00%	10/11/2019	10/11/2024	5,385	5,374	5,385
Common Equity (630 units) (h)(j)				10/11/2019			630	137
Common Equity (89 units) (h)(j)				6/26/2023			89	89
							6,093	5,611	1%
Hallmark Health Care Solutions, Inc.	Healthcare Services
First Lien Debt (j)(ae)		(S + 7.25%) / (1.50%)	12.43%/0.00%	12/4/2020	12/4/2025	8,301	8,270	8,301
Common Equity (750,000 units) (j)				12/4/2020			750	3,373
							9,020	11,674	3%
Healthfuse, LLC	Healthcare Services
Preferred Equity (197,980 units)				11/13/2020			748	1,441	0%

Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt (k)			12.50%/1.00%	4/25/2023	6/30/2028	20,037	19,747	19,747
Common Equity (3,750 units)				3/23/2016			56	819
Preferred Equity (868 units) (j)				10/16/2020			153	268
							19,956	20,834	4%
IBH Holdings, LLC (fka Inflexxion, Inc.)	Business Services
Common Equity (150,000 units)				6/20/2018			—	25	0%

Ipro Tech, LLC	Information Technology Services
First Lien Debt (j)(u)		(S + 7.00%) / (1.00%)	12.27%/1.00%	6/30/2020	7/28/2025	19,607	19,048	19,607
Preferred Equity (682,075 units) (j)				7/28/2021			682	1,023
							19,730	20,630	4%
ISI PSG Holdings, LLC (dba Incentive Solutions, Inc.)	Business Services
First Lien Debt (j)(aj)		(S + 7.50%) / (0.50%)	12.66%/0.00%	4/5/2021	4/5/2026	11,991	11,933	11,991
First Lien Debt (j)(an)		(S + 7.50%) / (0.50%)	12.66%/0.00%	6/30/2021	4/5/2026	12,778	12,778	12,778
Common Equity (256,964 units) (h)(j)				4/5/2021			500	510
							25,211	25,279	5%
K2 Merger Agreement Agent, LLC (fka K2 Industrial Services, Inc.) (n)	Industrial Cleaning & Coatings
Second Lien Debt (j)(y)			0.00%/10.00%	1/28/2019	1/28/2025	2,368	2,368	2,123	0%

The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Common Equity (855 shares) (j)				12/8/2017			933	—	0%

Level Education Group, LLC (dba CE4Less)	Business Services
First Lien Debt (ak)		(S + 5.75%) / (2.00%)	11.28%/0.00%	4/1/2021	4/1/2026	4,760	4,737	4,760
Common Equity (1,000,000 units) (j)				4/1/2021			1,000	1,336
							5,737	6,096	1%
LifeSpan Biosciences, Inc.	Healthcare Products
Subordinated Debt (j)			11.50%/0.00%	3/19/2021	9/19/2026	16,000	15,953	14,972
Common Equity (100 shares) (j)				3/19/2021			1,000	629
							16,953	15,601	3%
Magenta Buyer LLC (dba Trellix)	Information Technology Services
Second Lien Debt (j)		(S + 8.25%) / (0.75%)	13.53%/0.00%	7/19/2022	7/27/2029	7,182	6,836	5,666	1%

MBS Opco, LLC (dba Marketron)	Information Technology Services
First Lien Debt (j)		(S + 8.50%) / (1.50%)	14.00%/0.00%	9/29/2022	9/28/2026	27,000	26,890	27,000	6%

Micronics Filtration Holdings, Inc. (dba Micronics Engineered Filtration Group, Inc.)	Component Manufacturing

First Lien Debt (k)(as)		(S + 5.50%) / (0.50%)	9.32%/0.00%	2/17/2022	2/17/2027	11,223	11,162	11,223
Common Equity (14,400 units) (j)				2/17/2022			1,440	4,250
							12,602	15,473	3%
Netbase Solutions, Inc. (dba Netbase Quid)	Information Technology Services
First Lien Debt ($3,300 unfunded commitment) (i)(k)(ap)		(P + 4.00%) / (3.25%)	12.25%/0.00%	11/18/2021	11/18/2025	16,708	16,634	16,708	3%

NGT Acquisition Holdings, LLC (dba Techniks Industries)	Component Manufacturing
Common Equity (378 units) (j)				5/24/2017			500	97	0%

NWS Technologies, LLC	Utilities: Services
First Lien Debt (az)		(S + 8.00%) / (2.50%)	15.57%/0.00%	6/20/2023	6/16/2028	17,000	16,747	16,747
Common Equity (1 units) (h)(j)				6/20/2023			1,125	1,125
Preferred Equity (0.375 units) (h)(j)				6/20/2023			375	375
							18,247	18,247	4%
OnePath Systems, LLC	Information Technology Services
First Lien Debt (s)		(S + 7.50%) / (1.00%)	12.74%/0.00%	9/30/2022	9/30/2027	11,000	10,930	11,000
Common Equity (732,542 shares) (j)				9/30/2022			500	699
							11,430	11,699	3%
Palmetto Moon, LLC	Retail
Common Equity (499 units) (j)				11/3/2016			265	393	0%

Pinnergy, Ltd.	Oil & Gas Services
Subordinated Debt (j)			9.00%/0.00%	6/30/2022	6/30/2027	13,000	12,940	13,000	3%

Pool & Electrical Products, LLC	Specialty Distribution
Common Equity (18,298 units) (h)(j)				10/28/2020			549	4,287	1%

Power Grid Components, Inc.	Specialty Distribution
Second Lien Debt (k)			11.50%/0.00%	4/12/2018	12/2/2025	15,270	15,232	15,270
Preferred Equity (392 shares) (j)				4/12/2018			392	657
Preferred Equity (48 shares) (j)				12/2/2019			48	81
Common Equity (10,622 shares) (j)				4/12/2018			462	4,294
							16,134	20,302	4%
PowerGrid Services Acquisition, LLC	Utilities: Services
Second Lien Debt (j)		(L + 9.50%) / (1.00%)	15.04%/0.00%	9/21/2021	3/21/2029	10,831	10,790	10,831
Common Equity (5,341 units) (h)(j)				9/21/2021			534	562
							11,324	11,393	2%
Prime AE Group, Inc.	Business Services
First Lien Debt (j)(ab)		(S + 6.75%) / (2.00%)	12.25%/0.00%	11/25/2019	11/25/2024	5,833	5,779	5,833
Preferred Equity (900,000 shares) (j)				11/25/2019			900	140
							6,679	5,973	1%
Puget Collision, LLC	Retail
First Lien Debt (k)		(S + 9.50%) / (1.00%)	14.65%/0.00%	4/28/2023	9/12/2027	5,100	5,075	5,075	1%

QED Technologies International, Inc.	Component Manufacturing
First Lien Debt (q)		(S + 6.00%) / (1.50%)	11.39%/0.00%	3/1/2023	3/1/2028	17,348	17,227	17,227
Common Equity (140 shares) (j)				2/28/2023			1,402	1,402
							18,629	18,629	4%
Quest Software US Holdings Inc.	Information Technology Services
Second Lien Debt (j)		(S + 7.50%) / (0.50%)	12.69%/0.00%	3/1/2022	2/1/2030	20,000	19,404	15,774	3%

R1 Holdings, LLC (dba RoadOne IntermodaLogistics)	Transportation services
First Lien Debt ($1,727 unfunded commitment) (j)(ac)		(S + 6.25%) / (1.00%)	11.49%/0.00%	12/30/2022	12/30/2028	6,244	6,047	6,244
Subordinated Debt ($417 unfunded commitment) (j)(ac)			8.75%/5.00%	12/30/2022	6/30/2029	1,367	1,325	1,367
Common Equity (280,000 units) ($70 unfunded commitment) (j)				12/30/2022			280	418
							7,652	8,029	2%
Road Safety Services, Inc.	Business Services
Second Lien Debt (k)			11.25%/2.50%	9/18/2018	9/18/2025	21,087	21,033	20,733
Common Equity (779 units)				9/18/2018			1,121	1,695
Common Equity (97 units) (j)				2/3/2023			430	479
							22,584	22,907	5%
Sonicwall US Holdings, Inc.	Information Technology Services
Second Lien Debt (j)		(S + 7.50%) / (0.00%)	12.66%/0.00%	9/6/2022	5/18/2026	4,774	4,546	4,756	1%

Suited Connector LLC	Information Technology Services
Second Lien Debt (j)(y)			0.00%/14.00%	10/29/2021	6/1/2028	16,000	15,933	5,986
Common Equity (19,099 units) (h)(j)				12/1/2021			808	—
							16,741	5,986	1%
Tedia Company, LLC	Healthcare Products
First Lien Debt (j)		(S + 7.75%) / (1.00%)	12.90%/0.00%	3/4/2022	3/4/2027	15,600	15,536	15,600
Revolving Loan ($2,400 unfunded commitment) (j)(i)			12.90%/0.00%	3/4/2022	3/4/2027	—	(16)	—
Subordinated Debt (j)			7.25%/7.25%	3/4/2022	9/4/2027	2,754	2,742	3,250
Preferred Equity (Series A) (1,000 units) (h)(j)				3/4/2022			1,000	1,405
							19,262	20,255	4%
Tiger Calcium Services Inc. (aw)	Transportation services
Second Lien Debt (j) (ao)			12.50%/0.00%	12/21/2022	5/31/2025	12,500	12,451	12,500	3%

UBEO, LLC	Business Services
Common Equity (705,000 units) (h)(j)				4/3/2018			655	1,944	0%

United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)(j)				4/1/2012			1,008	—
Warrant (57,469 units) (j)(m)				3/5/2012			566	—
							1,574	—	0%
US Fertility Enterprises, LLC	Healthcare Services
Subordinated Debt (j)			0.00%/13.75%	5/19/2023	6/1/2028	12,705	12,339	12,339	3%

USG AS Holdings, LLC	Utilities: Services
First Lien Debt (j)		(S + 8.50%) / (2.50%)	13.54%/0.00%	2/23/2023	2/23/2028	10,000	9,907	9,907
Common Equity (Units N/A) (j)				2/21/2023			1,000	1,000
							10,907	10,907	2%
Virginia Tile Company, LLC	Specialty Distribution
Common Equity (17 units) (j)				12/19/2014			78	1,371	0%

Virtex Enterprises, LP	Component Manufacturing
Second Lien Debt (y)		(S + 9.75%) / (1.00%)	15.14%/0.00%	4/13/2022	10/13/2027	11,002	10,906	6,294	1%

Winona Foods, Inc.	Specialty Distribution
First Lien Debt (j)(am)		(L + 12.00%) / (1.00%)	17.54%/0.00%	4/1/2021	4/1/2026	4,000	3,921	4,000
First Lien Debt		(L + 13.00%) / (1.00%)	18.54%/0.00%	4/1/2021	4/1/2026	7,000	6,971	7,000
							10,892	11,000	2%
Wonderware Holdings, LLC (dba CORE Business Technologies)	Information Technology Services
First Lien Debt (k)(z)		(L + 7.25%) / (1.00%)	12.43%/0.00%	2/10/2021	2/9/2026	8,316	8,285	8,316	2%

Worldwide Express Operations, LLC	Transportation services
Second Lien Debt (j)		(S + 7.00%) / (0.75%)	12.50%/0.00%	8/2/2021	7/26/2029	27,497	26,479	26,809
Common Equity (795,000units) (j)				7/21/2021			795	901
Common Equity (752,380 units) (h)(j)				7/26/2021			225	696
							27,499	28,406	6%
Zonkd, LLC	Component Manufacturing
First Lien Debt (j)		(L + 10.00%) / (1.00%)	16.50%/0.00%	3/18/2022	3/18/2027	5,000	4,829	4,973
Common Equity (4,987 units) (h)(j)				3/18/2022			169	71
							4,998	5,044	1%

Total Non-control/Non-affiliate Investments							$832,589	$831,791	172%

Total Investments	$895,168	$928,722	192%

Money market funds (included in cash and cash equivalents)
Goldman Sachs Financial Square Treasury Obligation Institution CUSIP (38141W323) (ad)	$37,650	$37,650	8%
Total money market funds	$37,650	$37,650	8%
Total Investments and Money Market Funds	$932,818	$966,372	200%

(a) See Note 3 to the consolidated financial statements for portfolio composition by geographic location.

(b) Equity ownership may be held in shares or units of companies related to the portfolio companies.

(c) All debt investments are income producing, unless otherwise indicated.

Equity investments are non-income producing unless otherwise noted.

(d) Variable rate investments bear interest at a rate indexed to LIBOR (L), Prime (P) or SOFR (S), which are reset monthly, bimonthly, quarterly, or semi-annually. Certain variable rate investments also include a LIBOR, Prime or SOFR interest rate floor. For each investment, the Company has provided the spread over the reference rate and the LIBOR, Prime or SOFR floor, if any, as of June 30, 2023.

(e) Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of June 30, 2023. Generally, payment-in-kind interest can be paid-in-kind or all in cash.

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

(i) The disclosed commitment represents the unfunded amount as of June 30, 2023. The Company is earning 0.50% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate which will be earned if the commitment is funded.

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

(q) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.50% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(s) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.25% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(u) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of 2.89% and PIK interest amount of 0.96% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(w) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 6.23% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(x) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.56% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(y) Investment was on non-accrual status as of June 30, 2023.

(z) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.33% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ac) The disclosed commitment represents the unfunded amount as of June 30, 2023. The Company is earning 1.00% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

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

(ai) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.26% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ak) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.48% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(al) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.13% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(am) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.03% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ao) The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company cannot acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2023, total non-qualifying assets at fair value represented 1.30% of the Company's total assets calculated in accordance with the 1940 Act.

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

(as) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 6.32% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(at) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.56% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ax) The disclosed commitment represents the unfunded amount as of June 30, 2023. The Company is earning 0.75% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate which will be earned if the commitment is funded.

(ay) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.20% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(az) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.36% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits included in the income tax provision, if any. There were no material uncertain income tax positions at June 30, 2023 and December 31, 2022. The Company’s tax returns are generally subject to examination by U.S. federal and most state tax authorities for a period of three years from the date the respective returns are filed, and, accordingly, the Company’s 2019 through 2021 tax years remain subject to examination.

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

Earnings and net asset value per share: The earnings per share calculations for the three and six months ended June 30, 2023 and 2022 are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Stock Repurchase Program: The Company has an open market stock repurchase program (the “Stock Repurchase Program”) under which the Company may acquire up to $5,000 of its outstanding common stock. Under the Stock Repurchase Program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by the Company’s management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 31, 2022, the Board extended the Stock Repurchase Program through December 31, 2023, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require the Company to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. The Company did not make any repurchases of common stock during the three and six months ended June 30, 2023 and 2022. Refer to Note 8 for additional information concerning stock repurchases.

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

As of June 30, 2023, the Company had active investments in 79 portfolio companies and residual investments in two portfolio companies that have sold their underlying operations. The aggregate fair value of the total portfolio was $928,722 and the weighted average effective yield on the Company’s debt investments was 14.5% as of such date. As of June 30, 2023, the Company held equity investments in 75.3% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 3.2%.

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

The weighted average yield of the Company’s debt investments is not the same as a return on investment for its stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of all of the Company’s and its subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of June 30, 2023 and December 31, 2022, including accretion of OID and debt investment origination fees, but excluding investments on non-accrual status and investments recorded as a secured borrowing, if any.

Purchases of debt and equity investments for the six months ended June 30, 2023 and 2022 totaled $147,348 and $160,098, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the six months ended June 30, 2023 and 2022 totaled $76,503 and $68,008, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	June 30,		December 31,		June 30,		December 31,
	2023		2022		2023		2022
First Lien Debt(1)	$521,928	56.2%	$456,105	53.0%	$519,485	58.1%	$453,585	54.7%
Second Lien Debt	161,690	17.4	182,948	21.3	187,655	21.0	213,654	25.8
Subordinated Debt	124,657	13.4	101,456	11.8	124,680	13.9	100,634	12.1
Equity	117,744	12.7	117,741	13.7	60,395	6.7	57,868	7.0
Warrants	2,703	0.3	2,079	0.2	2,953	0.3	2,952	0.4
Total	$928,722	100.0%	$860,329	100.0%	$895,168	100.0%	$828,693	100.0%
(1)
Includes unitranche investments, which account for 42.7% and 44.1% of the Company's portfolio on a fair value and cost basis as of June 30, 2023, respectively. Includes unitranche investments, which account for 42.1% and 43.4% of the Company's portfolio on a fair value and cost basis as of December 31, 2022, respectively.

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Fair Value				Cost
	June 30,		December 31,		June 30,		December 31,
	2023		2022		2023		2022
United States
Midwest	$166,352	17.9%	$180,556	21.0%	$124,569	13.9%	$132,177	16.0%
Southeast	287,574	31.0	265,902	31.0	277,867	31.0	258,373	31.1
Northeast	157,713	17.0	127,427	14.8	153,739	17.2	134,897	16.3
West	149,861	16.1	151,487	17.6	166,955	18.7	161,935	19.5
Southwest	154,722	16.7	122,519	14.2	159,587	17.8	128,873	15.6
Canada	12,500	1.3	12,438	1.4	12,451	1.4	12,438	1.5
Total	$928,722	100.0%	$860,329	100.0%	$895,168	100.0%	$828,693	100.0%

The following table shows portfolio composition by type and by geographic region at fair value as a percentage of net assets.

By Type			By Geographic Region
	June 30,	December 31,		June 30,	December 31,
	2023	2022		2023	2022
First Lien Debt	108.0%	95.0%	United States
Second Lien Debt	33.4	38.1	Midwest	34.4%	37.6%
Subordinated Debt	25.8	21.1	Southeast	59.5	55.4
Equity	24.3	24.5	Northeast	32.6	26.5
Warrants	0.6	0.4	West	31.0	31.5
Total	192.1%	179.1%	Southwest	32.0	25.5
			Canada	2.6	2.6
			Total	192.1%	179.1%

As of June 30, 2023 and December 31, 2022, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio on a fair value or cost basis. As of June 30, 2023, the Company had no investments that exceeded 5% of total assets. As of December 31, 2022, the Company's investment in Pfanstiehl, Inc. totaled $51,992 or 5.6% of total assets on a fair value basis.

As of June 30, 2023 and December 31, 2022, the Company had debt investments in four portfolio companies on non-accrual status.

	June 30, 2023				December 31, 2022
	Fair				Fair
Portfolio Company	Value		Cost		Value		Cost
EBL, LLC (EbLens)	$—	(2)	$—	(2)	$—		$9,332
US GreenFiber, LLC	—		5,222		—		5,223
K2 Merger Agreement Agent, LLC (fka K2 Industrial Services, Inc.)	2,123		2,368		2,123		2,368
Allredi, LLC (fka Marco Group International OpCo, LLC)	—	(3)	—	(3)	8,144		10,281
Suited Connector LLC	5,986		15,933		—	(1)	—	(1)
Virtex Enterprises, LP	6,294		10,906		—	(1)	—	(1)
Total	$14,403		$34,429		$10,267		$27,204

(1) (2) (3)

Debt investment in portfolio company was not on non-accrual status as of December 31, 2022.

Portfolio company debt investment was not held as of June 30, 2023.

Portfolio company debt investment was not on non-accrual status as of June 30, 2023.

Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of control and affiliate investments as of December 31, 2022 and any additions and reductions made to such investments during the six months ended June 30, 2023, the ending fair value as of June 30, 2023, and the total investment income earned on such investments during the period.

						Year Ended June 30, 2023
Portfolio Company (1)	June 30, 2023 Principal Amount - Debt Investments	December 31, 2022 Fair Value	Gross Additions (2)	Gross Reductions (3)	June 30, 2023 Fair Value	Net Realized Gains (Losses) (4)	Net Change in Unrealized Appreciation (Depreciation)	Interest Income	Payment-in-kind Interest Income	Dividend Income	Fee Income
Control Investments
EBL, LLC (EbLens)	$—	$—	$11,458	$(11,458)	$—	$(11,458)	$11,083	$—	$—	$—	$—
US GreenFiber, LLC	5,226	—	—	—	—	—	—	—	—	—	—
Total Control Investments	$5,226	$—	$11,458	$(11,458)	$—	$(11,458)	$11,083	$—	$—	$—	$—
Affiliate Investments
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	$9,602	$23,168	$1,440	$—	$24,608	$—	1,440	$483	$—	$—	$—
Medsurant Holdings, LLC	—	2,540	845	(73)	3,312	—	845	—	—	—	—
Pfanstiehl, Inc.	10,000	51,992	5	(4,812)	47,185	—	(4,811)	501	—	348	—
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	15,000	19,118	1,511	(4,247)	16,382	—	(2,748)	1,173	—	—	55
Steward Holding LLC (dba Steward Advanced Materials)	—	4,772	672	—	5,444	—	672	—	—	172	—
Total Affiliate Investments	$34,602	$101,590	$4,473	$(9,132)	$96,931	$—	$(4,602)	$2,157	$—	$520	$55

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

An investment’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s investment portfolio is comprised entirely of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available, with the exception of money market funds and one portfolio company, which are valued using Level 1 inputs as of June 30, 2023. Therefore, the Company values such portfolio investments at fair value, as determined in good faith by the Board, using Level 3 inputs, with the exception of money market funds and one portfolio company that was valued using Level 1 inputs as of June 30, 2023. The degree of judgment exercised by the Board in determining fair value is greatest for investments classified as Level 3 inputs. Due to the inherent uncertainty of determining the fair values of investments that do not have readily available market quotations, the Board’s estimate of fair values may differ significantly from the values that would have been used had a ready market for the securities existed, and those differences may be material. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the amounts ultimately realized on these investments to be materially different than the valuations currently assigned.

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

The Board consulted with the independent third-party valuation firm(s) in arriving at our determination of fair value for 19 and 10 of our portfolio company investments representing 35.1% and 19.5% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the six months ended June 30, 2023 and 2022, respectively) as of six months ended June 30, 2023 and 2022, respectively.

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

The following tables present fair value measurements of investments by major class according to the fair value hierarchy:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$521,928	$521,928
Second Lien Debt	—	—	161,690	161,690
Subordinated Debt	—	—	124,657	124,657
Equity	267	—	117,477	117,744
Warrants	—	—	2,703	2,703
Money Market Funds	37,650	—	—	37,650
Total	$37,917	$—	$928,455	$966,372

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$456,105	$456,105
Second Lien Debt	—	—	182,948	182,948
Subordinated Debt	—	—	101,456	101,456
Equity	310	—	117,431	117,741
Warrants	—	—	2,079	2,079
Money Market Funds	61,076	—	-	61,076
Total	$61,386	$—	$860,019	$921,405

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the six months ended June 30, 2023 and 2022.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the six months ended June 30, 2023 and 2022:

	First Lien	Second Lien	Subordinated
	Debt	Debt	Debt	Equity	Warrants	Total
Balance, December 31, 2021	$354,922	$158,815	$36,064	$165,762	$3,204	$718,767
Net realized gains (losses) on investments	—	—	—	25,176	—	25,176
Net change in unrealized appreciation (depreciation) on investments	379	(3,862)	54	(23,048)	(23)	(26,500)
Purchase of investments	91,247	31,895	32,471	4,485	—	160,098
Proceeds from sales and repayments of investments	(14,312)	(18,731)	-	(34,965)	—	(68,008)
Interest and dividend income paid-in-kind	366	409	139	—	—	914
Proceeds from loan origination fees	(669)	(115)	(239)	—	—	(1,023)
Accretion of loan origination fees	606	86	19	—	—	711
Accretion of original issue discount	10	50	—	—	—	60
Balance, June 30, 2022	$432,549	$168,547	$68,508	$137,410	$3,181	$810,195
Balance, December 31, 2022	$456,105	$182,948	$101,456	$117,431	$2,079	$860,019
Net realized gains (losses) on investments	—	(9,333)	—	3,850	—	(5,483)
Net change in unrealized appreciation (depreciation) on investments	(76)	4,737	(842)	(2,529)	624	1,914
Purchase of investments	92,162	25,000	23,682	6,504	—	147,348
Proceeds from sales and repayments of investments	(26,264)	(42,413)	—	(7,779)	—	(76,456)
Interest and dividend income paid-in-kind	237	823	812	—	—	1,872
Proceeds from loan origination fees	(923)	(331)	(508)	—	—	(1,762)
Accretion of loan origination fees	653	68	54	—	—	775
Accretion of original issue discount	34	191	3	—	—	228
Balance, June 30, 2023	$521,928	$161,690	$124,657	$117,477	$2,703	$928,455

Net change in unrealized appreciation/(depreciation) of $(5,885) and $(6,345) for the three and six months ended June 30, 2023, respectively, was attributable to Level 3 investments held at June 30, 2023. Net change in unrealized appreciation/(depreciation) of $(5,656) and $(2,974) for the three and six months ended June 30, 2022, respectively, was attributable to Level 3 investments held at June 30, 2022.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of June 30, 2023 and December 31, 2022. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at	Valuation	Unobservable	Range
	June 30, 2023	Techniques	Inputs	(weighted average)(1)
Debt investments:
First Lien Debt	$508,153	Discounted cash flow	Weighted average cost of capital	9.8% - 24.6% (15.9%)
	11,000	Enterprise value	Asset Coverage	1.0x - 1.0x (1.0x)
	2,775	Enterprise value	EBITDA multiples	4.3x - 4.3x (4.3x)

Second Lien Debt	159,567	Discounted cash flow (2)	Weighted average cost of capital	11.3% - 25.0% (15.1%)
	2,123	Enterprise value	Asset Coverage	0.8x - 0.8x (0.8x)

Subordinated Debt	124,657	Discounted cash flow	Weighted average cost of capital	9.2% - 18.8% (12.6%)

Equity investments:
Equity	110,580	Enterprise value	EBITDA multiples	3.5x - 16.0x (8.3x)
	6,897	Enterprise value	Revenue multiples	0.9x - 7.5x (5.8x)

Warrants	2,568	Enterprise value	EBITDA multiples	6.0x - 6.0x (6.0x)
	135	Enterprise value	Revenue multiples	4.5x - 4.5x (4.5x)
(1) Unobservable inputs were weighted by the relative fair value of the instruments.
(2) Includes $53.0 million of debt investments which were valued using a trading discount to par.

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

The following tables summarize the carrying value and fair value of the Company’s debt obligations as of June 30, 2023 and December 31, 2022.

	June 30, 2023(5)		December 31, 2022(5)
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
SBA debentures (2)	$182,000	$182,000	$153,000	$153,000
Credit Facility borrowings (3)	30,000	30,000	—	—
January 2026 Notes (4)	125,000	111,013	125,000	111,854
November 2026 Notes (4)	125,000	102,983	125,000	103,963
Total	$462,000	$425,996	$403,000	$368,817
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
(5)
Totals exclude $16,552 and $16,880 of Secured Borrowings as of June 30, 2023 and December 31, 2022, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The following table summarizes the inputs used to value the Company’s debt obligations if measured at fair value as of June 30, 2023 and December 31, 2022.

	Fair Value
	June 30,	December 31,
Valuation Inputs	2023	2022
Level 1	$—	$—
Level 2	—	—
Level 3	425,996	368,817
Total	$425,996	$368,817

Note 5. Related Party Transactions

Investment Advisory Agreement: The Company has entered into an Investment Advisory Agreement with the Investment Advisor. On June 8, 2023, the Board approved the renewal of the Investment Advisory Agreement for the period from June 20, 2023 through June 20, 2024. Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Board, the Investment Advisor provides investment advisory services to the Company. For providing these services, the Investment Advisor receives a fee, consisting of two components — a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The Board accepted a voluntary, non-contractual, and unconditional waiver from the Investment Advisor to exclude any investments recorded as secured borrowings as defined under GAAP from the base management fee payable effective April 1, 2021. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement for the three and six months ended June 30, 2023 was $4,051 and $7,905, respectively, and $3,618 and $6,961 for the three and six months ended June 30, 2022, respectively. The base management fee waiver for the three and six months ended June 30, 2023 was $72 and $144, respectively, and $76 and $152 for the three and six months ended June 30, 2022, respectively. As of June 30, 2023 and December 31, 2022, the base management fee payable (net of the base management fee waiver) was $3,979 and $3,769, respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee for the three and six months ended June 30, 2023 was $3,834 and $7,481, respectively, and $1,183 and $2,236 for the three and six months ended June 30, 2022, respectively. As of June 30, 2023 and December 31, 2022, the income incentive fee payable was $3,834 and $3,035, respectively.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid in cash to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and losses since the Formation Transactions (realized capital gains and losses include realized gains and losses on investments, net of income tax provision from realized gains on investments, and realized losses on extinguishment of debt, but excluding income tax (provision) benefit from deemed distribution of long term capital gains), and the aggregate unrealized capital depreciation on investments as of the date of the calculation. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains on investments, less cumulative aggregate tax (provision) benefit on realized gains (losses), less cumulative aggregate realized capital losses on investments, less aggregate unrealized capital depreciation on investments, and less cumulative aggregate realized losses on extinguishment of debt. If this number is positive at the end of such year, then the capital gains incentive fee to be paid in cash for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of June 30, 2023 and December 31, 2022, the capital gains incentive fee payable in cash was zero and $7,556, respectively (as cumulative aggregate realized capital gains and losses on investments exceeded aggregate unrealized capital depreciation on investments plus realized losses on extinguishment of debt as of December 31, 2022). The aggregate amount of capital gains incentive fees paid from the IPO through June 30, 2023 was $14,040.

In addition, the Company accrues, but does not pay in cash, a capital gains incentive fee in connection with any unrealized capital appreciation on investments, as applicable. If, on a cumulative basis, the sum of (i) net realized gains/(losses) on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of (i) net realized gains/(losses) on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt. The capital gains incentive fee accrued (reversed) during the three and six months ended June 30, 2023 was $(1,174) and $(1,021), respectively, and $(605) and $(335) for the three and six months ended June 30, 2022, respectively. As of June 30, 2023 and December 31, 2022, the accrued capital gains incentive fee payable was $14,083 and $22,659, respectively.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Administration Agreement: The Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 8, 2023, the Board approved the renewal of the Administration Agreement for the period from June 20, 2023 through June 20, 2024. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides clerical, bookkeeping, and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies on the Company's behalf to those portfolio companies that have accepted the Company's offer to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies, including “dead deal” expenses. Under the Administration Agreement, administrative service expenses for the three and six months ended June 30, 2023 was $618 and $1,091, respectively, and $510 and $932 for the three and six months ended June 30, 2022, respectively. As of June 30, 2023 and December 31, 2022, the accrued administrative service expense payable was $419 and $700, respectively.

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

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of June 30, 2023 and December 31, 2022, the Company was in compliance in all material respects with the terms of the Credit Agreement.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs; such debentures have 10-year terms with the entire principal balance due at maturity and are guaranteed by the SBA. Interest on SBA debentures is payable semi-annually on March 1 and September 1. As of June 30, 2023 and December 31, 2022, approved and unused SBA debenture commitments were $8,000 and $37,000, respectively. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions under SBA regulations.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

As of June 30, 2023 and December 31, 2022, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling	Maturity	Fixed	June 30,	December 31,
Date (1)	Date	Interest Rate	2023	2022
3/25/2015	3/1/2025	3.277%	$1,500	$1,500
3/23/2016	3/1/2026	3.267	1,500	1,500
3/23/2016	3/1/2026	3.249	2,500	2,500
9/21/2016	9/1/2026	2.793	500	500
9/20/2017	9/1/2027	3.260	1,000	1,000
9/20/2017	9/1/2027	3.190	33,000	33,000
9/25/2019	9/1/2029	2.377	7,500	7,500
3/25/2020	3/1/2030	2.172	6,000	6,000
9/22/2021	9/1/2031	1.398	11,500	11,500
3/23/2022	3/1/2032	3.209	43,500	43,500
9/21/2022	9/1/2032	4.533	17,500	17,500
3/22/2023	3/1/2033	5.439	4,000	4,000
3/22/2023	3/1/2033	5.341	3,000	3,000
3/22/2023	3/1/2033	5.341	3,000	3,000
3/22/2023	3/1/2033	5.439	5,000	5,000
3/22/2023	3/1/2033	5.439	5,000	5,000
3/22/2023	3/1/2033	5.341	7,000	7,000
3/22/2023	3/1/2033	5.341	4,000	—
(2)	(2)	(2)	8,000	—
(2)	(2)	(2)	12,000	—
(2)	(2)	(2)	5,000	—
Total outstanding SBA debentures			$182,000	$153,000

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)

The Company issued $8,000, $12,000, and $5,000 in SBA debentures, each of which will pool in September 2023. Until the pooling date, the debentures bear interest at a fixed rate interim interest rate of 6.047%, 5.983%, and 5.988%, respectively. The Company expects the current interim interest rate will reset to a higher long-term fixed rate on the pooling date.

Notes: On December 23, 2020, the Company closed the offering of $125,000 in aggregate principal amount of its 4.75% notes due 2026, or the “January 2026 Notes”. The total net proceeds to the Company from the January 2026 Notes, based on a public offering price of 100.00% of par, after deducting underwriting discounts of $2,500 and offering expenses of $366, were approximately $122,134. The January 2026 Notes will mature on January 31, 2026 and bear interest at a rate of 4.75%. The January 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed before October 31, 2025 (the date falling three months prior to maturity) and at par thereafter. Interest on the January 2026 Notes is payable on January 31 and July 31 of each year. The Company does not intend to list the January 2026 Notes on any securities exchange or automated dealer quotation system.

On October 8, 2021, the Company closed the offering of $125,000 in aggregate principal amount of its 3.50% notes due 2026, or the “November 2026 Notes” (collectively with the January 2026 Notes, the “Notes”). The total net proceeds to the Company from the November 2026 Notes, based on a public offering price of 99.996% of par, after deducting underwriting discounts of $2,500 and offering expenses of $318, were approximately $122,177. The November 2026 Notes will mature on November 15, 2026 and bear interest at a rate of 3.50%. The November 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed before August 15, 2026 (the date falling three months prior to maturity) and at par thereafter. Interest on the November 2026 Notes is payable on May 15 and November 15 of each year. The Company does not intend to list the November 2026 Notes on any securities exchange or automated dealer quotation system.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Secured Borrowing

As of June 30, 2023 and December 31, 2022, the carrying value of secured borrowings totaled $16,552 and $16,880, respectively, and the fair value of the associated loans included in investments was $16,544 and $16,875, respectively. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets that did not meet the definition of a “participating interest.” As a result, sale treatment was not permitted and these partial loan sales were treated as secured borrowings. The weighted average interest rate on our secured borrowings was approximately 9.1% and 7.8% as of June 30, 2023, and December 31, 2022, respectively.

Senior Securities

As of June 30, 2023, and December 31, 2022, the aggregate amount outstanding of the senior securities (including secured borrowings) issued by the Company was $296,552 and $266,880, respectively, for which our asset coverage was 263.0% and 280.0%, respectively. The SBA debentures are excluded from the definition “senior securities” in the asset coverage requirement applicable to the Company under the 1940 Act pursuant to exemptive relief granted to us by the SEC on June 30, 2014. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

Interest and Financing Expenses

Interest and fees related to the Company’s debt for the three and six months ended June 30, 2023 and 2022 which are included in interest and financing expenses on the consolidated statements of operations, were as follows:

	Three Months Ended June 30, 2023					Three Months Ended June 30, 2022
	SBA	Credit	Secured			SBA	Credit	Secured
	debentures	Facility	Borrowings	Notes	Total	debentures	Facility	Borrowings	Notes	Total
Stated interest expense	$1,547	$525	$412	$2,578	$5,062	$911	$387	$229	$2,578	$4,105
Amortization of deferred financing costs	177	74	-	278	529	144	113	-	277	534
Total interest and financing expenses	$1,724	$599	$412	$2,856	$5,591	$1,055	$500	$229	$2,855	$4,639

	Six Months Ended June 30, 2023					Six Months Ended June 30, 2022
	SBA debentures	Credit Facility	Secured Borrowings	Notes	Total	SBA debentures	Credit Facility	Secured Borrowings	Notes	Total
Stated interest expense	$2,919	$855	$801	$5,156	$9,731	$1,650	$750	$437	$5,156	$7,993
Amortization of deferred financing costs	345	147	-	553	1,045	282	225	-	551	1,058
Total interest and financing expenses	$3,264	$1,002	$801	$5,709	$10,776	$1,932	$975	$437	$5,707	$9,051
Weighted average stated interest rate, period end	3.905%	7.891%	9.101%	4.125%	4.450%	2.846%	N/A	5.119%	4.125%	3.753%
Unused commitment fee rate, period end	N/A	0.655%	N/A	N/A	0.655%	N/A	1.375%	N/A	N/A	1.375%

Realized Losses on Extinguishment of Debt

During the six months ended June 30, 2023 and 2022, the Company prepaid zero and $20,000 of SBA debentures, respectively, which were scheduled to mature on dates ranging from 2025 to 2028. As a result of the prepayments, the Company recognized realized losses on extinguishment of debt of zero and $198, respectively, equal to the write-off of the related unamortized deferred financing costs, during the six months ended June 30, 2023 and 2022.

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations, using the effective interest method, over the term of the respective financing instrument. Deferred financing costs related to the SBA debentures, the Credit Facility, and the Notes as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023				December 31, 2022
	SBA	Credit			SBA	Credit
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
SBA debenture commitment fees	$3,000	$—	$—	$3,000	$3,000	$—	$—	$3,000
SBA debenture leverage fees	7,095	—	—	7,095	6,389	—	—	6,389
Credit Facility upfront fees	—	4,417	—	4,417	—	4,417	—	4,417
Notes underwriting discounts	—	—	5,005	5,005	—	—	5,005	5,005
Notes debt issue costs	—	—	685	685	—	—	685	685
Total deferred financing costs	10,095	4,417	5,690	20,202	9,389	4,417	5,690	19,496
Less: accumulated amortization	(5,210)	(3,185)	(2,370)	(10,765)	(4,865)	(3,037)	(1,818)	(9,720)
Unamortized deferred financing costs	$4,885	$1,232	$3,320	$9,437	$4,524	$1,380	$3,872	$9,776

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures, the Credit Facility and the Notes liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of June 30, 2023 and December 31, 2022:

	June 30, 2023(1)				December 31, 2022(1)
	SBA	Credit			SBA	Credit
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
Outstanding debt	$182,000	$30,000	$250,000	$462,000	$153,000	$—	$250,000	$403,000
Less: unamortized deferred financing costs	(4,885)	(1,232)	(3,320)	(9,437)	(4,524)	(1,380)	(3,872)	(9,776)
Debt, net of deferred financing costs	$177,115	$28,768	$246,680	$452,563	$148,476	$(1,380)	$246,128	$393,224
(1)
Total excludes $16,552 and $16,880 of Secured Borrowings as of June 30, 2023 and December 31, 2022, respectively.

As of June 30, 2023, the Company’s debt liabilities are scheduled to mature as follows (1):

	SBA	Credit	Secured
Year	debentures	Facility (2)	Borrowings	Notes	Total
2024	$—	$—	$—	$—	$—
2025	1,500	—	—	—	1,500
2026	4,500	—	16,552	250,000	271,052
2027	34,000	30,000	—	—	64,000
2028	—	—	—	—	—
Thereafter	142,000	—	—	—	142,000
Total	$182,000	$30,000	$16,552	$250,000	$478,552

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

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to portfolio companies to fund various undrawn revolving loans, other debt investments and capital commitments totaling $12,301 and $16,915 as of June 30, 2023 and December 31, 2022, respectively. Such outstanding commitments are summarized in the following table:

	June 30, 2023		December 31, 2022
	Total	Unfunded	Total	Unfunded
Portfolio Company - Investment	Commitment	Commitment	Commitment	Commitment
Acendre Midco, Inc. - Revolving Loan	$1,000	$1,000	$1,000	$1,000
American AllWaste LLC (dba WasteWater Transport Services) - First Lien Debt	2,500	2,225	—	—
Choice Technology Solutions, LLC (dba Choice Merchant Solutions, LLC) - Revolving Loan	1,000	1,000	1,000	1,000
Combined Systems, Inc. - Revolving Loan	4,000	162	4,000	162
EBL, LLC (EbLens) - Common Equity (Units)	—	—	375	375
Elements Brands, LLC - Revolving Loan	1,500	—	1,500	—
Netbase Solutions, Inc. (dba Netbase Quid) - First Lien Debt (last out)	300	300	300	300
Netbase Solutions, Inc. (dba Netbase Quid) - First Lien Debt (last out)	3,000	3,000	3,000	3,000
R1 Holdings, LLC (dba RoadOne IntermodaLogistics) - First Lien Debt	2,489	1,727	2,489	2,489
R1 Holdings, LLC (dba RoadOne IntermodaLogistics) - Senior Subordinated Debt	417	417	417	417
R1 Holdings, LLC (dba RoadOne IntermodaLogistics) - Common Equity	70	70	70	70
Tedia Company, LLC - Revolving Loan	2,400	2,400	4,000	2,400
Tedia Company, LLC - Delayed Draw Term Loan	—	—	3,000	3,000
Western's Smokehouse, LLC - Delayed Draw Term Loan	—	—	3,500	2,702
Total	$18,676	$12,301	$24,651	$16,915

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

Equity ATM Program

On November 10, 2022, the Company established the at-the-market program (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through Raymond James & Associates, Inc. and B. Riley Securities, Inc., each as sales agents, shares of the Company’s common stock having an aggregate offering price of up to $50,000. The gross proceeds raised, the related sales agent commissions and the offering expenses, the net proceeds raised, and the average price at which shares were issued under the ATM Program for the six months ended June 30, 2023 and 2022 are as follows:

		Average		Underwriting
	Number of	Offering	Gross	Fees and	Net
Six Months Ended June 30, 2022	Shares	Price	Proceeds	Commissions	Proceeds
January 1, 2022 through March 31, 2022	-	$-	$-	$-	$-
April 1, 2022 through June 30, 2022	-	-	-	-	-
Total	-	$-	$-	$-	$-
Six Months Ended June 30, 2023
January 1, 2023 through March 31, 2023	260,610	$20.68	$5,389	$81	$5,308
April 1, 2023 through June 30, 2023	246,574	19.93	4,914	74	4,840
Total	507,184	$20.31	$10,303	$155	$10,148

Cumulative to date, the Company has sold 797,572 shares of common stock under the ATM Program at a weighted-average price of $20.32, raising $16,203 of gross proceeds. Net proceeds were $15,960 after commissions to the sales agents on shares sold. As of June 30, 2023, the Company has $33,797 available under the ATM Program.

Stock Repurchase Program

As described in Note 2, the Company has a Stock Repurchase Program under which the Company may acquire up to $5,000 of its outstanding common stock. The Company did not make any repurchases of common stock during the three and six months ended June 30, 2023 and 2022.

DRIP Program

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The Company issued 30,836 and 30,836 shares of common stock under the DRIP during the three and six months ended June 30, 2023, respectively. No shares under the DRIP were issued during the three and six months ended June 30, 2022. Refer to Note 9 for additional information regarding the issuance of shares under the DRIP.

The Company had 25,265,808 and 24,727,788 shares of common stock outstanding as of June 30, 2023 and December 31, 2022, respectively. The proceeds receivable from stock offerings of $895 as presented on the consolidated statements of assets and liabilities as of June 30, 2023, were collected in July 2023.

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the last two fiscal years and for the six months ended June 30, 2023.

						DRIP				DRIP
Date	Record	Payment	Amount	Total	Cash	Shares		DRIP		Share
Declared	Date	Date	Per Share	Distribution	Distribution	Value		Shares		Issue Price
Year Ended December 31, 2021:
2/09/2021	3/12/2021	3/26/2021	$0.31	$7,575	$7,575	$—	(3)	—	(3)	—
2/09/2021 (2)	3/12/2021	3/26/2021	0.07	1,711	1,711	—	(3)	—	(3)	—
5/03/2021	6/14/2021	6/28/2021	0.31	7,576	7,576	—	(3)	—	(3)	—
5/03/2021 (2)	6/14/2021	6/28/2021	0.08	1,955	1,955	—	(3)	—	(3)	—
8/02/2021	9/14/2021	9/28/2021	0.32	7820	7820	—	(3)	—	(3)	—
8/02/2021 (2)	9/14/2021	9/28/2021	0.06	1,466	1,466	—	(3)	—	(3)	—
8/02/2021 (1)	9/14/2021	9/28/2021	0.04	977	977	—	(3)	—	(3)	—
11/01/2021	12/3/2021	12/17/2021	0.32	7,820	7,820	—	(3)	—	(3)	—
11/01/2021 (2)	12/3/2021	12/17/2021	0.04	978	978	—	(3)	—	(3)	—
11/01/2021 (1)	12/3/2021	12/17/2021	0.05	1,222	1,222	—	(3)	—	(3)	—
			$1.60	$39,100	$39,100	$—		—
Year Ended December 31, 2022:
2/15/2022	3/11/2022	3/25/2022	$0.36	$8,797	$8,797	$—	(3)	—	(3)	—
2/15/2022 (2)	3/11/2022	3/25/2022	0.17	4,154	4,154	—	(3)	—	(3)	—
5/02/2022	6/10/2022	6/24/2022	0.36	8,797	8,797	—	(3)	—	(3)	—
5/02/2022 (2)	6/10/2022	6/24/2022	0.07	1,712	1,712	—	(3)	—	(3)	—
8/01/2022	9/9/2022	9/23/2022	0.36	8,797	8,797	—	(3)	—	(3)	—
8/01/2022 (2)	9/9/2022	9/23/2022	0.07	1,711	1,711	—	(3)	—	(3)	—
8/01/2022	12/2/2022	12/16/2022	0.36	8,902	8,902	—	(3)	—	(3)	—
8/01/2022 (2)	12/2/2022	12/16/2022	0.07	1,731	1,731	—	(3)	—	(3)	—
11/03/2022 (2)	12/2/2022	12/16/2022	0.08	1,978	1,978	—	(3)	—	(3)	—
11/03/2022 (1)	12/2/2022	12/16/2022	0.10	2,473	2,473	—	(3)	—	(3)	—
			$2.00	$49,052	$49,052	$—		—
Six Months Ended June 30, 2023:
2/15/2023	3/22/2023	3/29/2023	$0.41	$10,245	$10,245	$—	(3)	—	(3)	—
2/15/2023 (2)	3/22/2023	3/29/2023	0.15	3,748	3,748	—	(3)	—	(3)	—
2/15/2023 (1)	3/22/2023	3/29/2023	0.10	2,499	2,499	—	(3)	—	(3)	—
5/02/2023	6/21/2023	6/28/2023	0.41	10,340	9,987	353		18,061		19.56
5/02/2023 (2)	6/21/2023	6/28/2023	0.19	4,792	4,628	164		8,370		19.56
5/02/2023 (1)	6/21/2023	6/28/2023	0.10	2,522	2,436	86		4,405		19.56
			$1.36	$34,146	$33,543	$603		30,836

(1)	Special dividend
(2)	Supplemental dividend
(3)

During the six months ended June 30, 2023 and the years ended December 31, 2022 and 2021, the Company directed the DRIP plan administrator to repurchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock in lieu of issuing new shares. Accordingly, the Company purchased and reissued shares to satisfy the DRIP obligation as follows:

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Six Months Ended June 30, 2023:	and Reissued	Per Share	Amount Paid
January 1, 2023 through March 31, 2023	25,512	$19.22	$490
April 1, 2023 through June 30, 2023	—	—	—
Total	25,512	$19.22	$490

Note 10. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Per share data:
Net asset value at beginning of period	$19.43	$19.96
Net investment income (1)	1.26	0.87
Net realized gain (loss) on investments, net of tax (provision) (1)	(0.28)	1.03
Net unrealized appreciation (depreciation) on investments (1)	0.08	(1.09)
Realized losses on extinguishment of debt (1)	-	(0.01)
Total increase from investment operations (1)	1.06	0.80
Accretive (dilutive) effect of share issuances and repurchases	0.01	-
Dividends to stockholders	(1.36)	(0.96)
Other (11)	(0.01)	-
Net asset value at end of period	$19.13	$19.80
Market value at end of period	$19.60	$17.45
Shares outstanding at end of period	25,265,808	24,437,400
Weighted average shares outstanding during the period	24,916,729	24,437,400
Net assets at end of period	$483,348	$483,975
Average net assets (6)	$482,779	$486,080
Ratios to average net assets:
Total expenses (2)(4)(10)	12.0%	8.4%
Net investment income (5)	13.1%	8.8%
Total return based on market value (3)	9.4%	2.3%
Total return based on net asset value (8)	5.5%	4.0%
Portfolio turnover ratio (9)	17.0%	17.4%
Supplemental Data:
Average debt outstanding (7)	$448,355	$388,781
Average debt per share (1)	$17.99	$15.91

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
(5)
The net investment income to average net assets ratio is annualized and calculated using the net investment income caption as presented on the consolidated statements of operations, which includes incentive fee.
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
(9)
Annualized.
(10)
The following are schedules of supplemental expense ratios to average net assets:

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Six Months Ended June 30,
Ratio to average net assets:	2023	2022
Expenses other than incentive fee (2)	9.3%	7.6%
Incentive fee (9)	2.7%	0.8%
Total expenses (2)(4)	12.0%	8.4%

	Six Months Ended June 30,
Ratio to average net assets:	2023	2022
Total expenses, before base management fee waiver (2)	12.0%	8.5%
Base management fee waiver (9)	0.0%	(0.1%)
Total expenses (2)(4)	12.0%	8.4%

(11)
Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date, or other rounding.

Note 11. Subsequent Events

On July 19, 2023, the Company issued an additional $8,000 in SBA debentures, which will bear interest at a fixed interim interest rate of 6.035% until the pooling date in September 2023.

On July 21, 2023, the Company invested $19,000 in first lien debt, subordinated debt, common equity, and preferred equity in DealerBuilt Acquisition, LLC, a provider of Dealer Management System (DMS) software for auto dealerships.

On July 31, 2023, the Board declared a regular quarterly dividend of $0.41 per share, a supplemental dividend of $0.21 per share, and a special dividend of $0.10 per share, payable on September 27, 2023, to stockholders of record as of September 20, 2023.

For the period from July 1, 2023, to August 2, 2023, the Company sold a total of 50,264 shares of our common stock under the ATM Program for gross proceeds of approximately $990 and net proceeds of approximately $976, after deducting commissions to the sales agents on shares sold and offering expenses.

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
•
interest rate volatility, including rising interest rates, could adversely affect our results, particularly because we use leverage as part of our investment strategy;
•
the alternative reference rates that have replaced LIBOR may not yield the same or similar economic results as LIBOR over the life of such transaction;
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

Many of our debt investments also include excess cash flow sweep features, whereby principal repayment may be required before maturity if the portfolio company achieves certain defined operating targets. Additionally, our debt investments typically have principal prepayment penalties in the early years of the debt investment. The majority of our debt investments provide for a variable interest rate, generally with a PRIME or SOFR floor.

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

Portfolio Composition, Investment Activity and Yield

During the six months ended June 30, 2023 and 2022, we invested $147.3 million and $160.1 million, respectively, in debt and equity investments including eight and nine new portfolio companies, respectively. During the six months ended June 30, 2023 and 2022, we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $76.5 million and $68.0 million, respectively, including exits of five and two portfolio companies, respectively. The following table summarizes investment purchases and sales and repayments of investments by type for the six months ended June 30, 2023 and 2022 (dollars in millions).

	Purchases of Investments				Sales and Repayments of Investments
	Six Months ended June 30,
	2023		2022		2023		2022
First Lien Debt(1)	$92.2	62.6%	$91.2	57.0%	$26.3	34.4%	$14.3	21.0%
Second Lien Debt	25.0	17.0	32.0	20.0	42.4	55.4	18.7	27.5
Subordinated Debt	23.7	16.1	32.5	20.3	—	—	—	—
Equity	6.4	4.3	4.4	2.7	7.8	10.2	35.0	51.5
Warrants	—	—	—	—	—	—	—	—
Total	$147.3	100.0%	$160.1	100.0%	$76.5	100.0%	$68.0	100.0%
(1) For the six months ended June 30, 2023 and 2022, first lien debt includes unitranche securities, which account for 32.5% and 37.4% of purchases, respectively. For the six months ended June 30, 2023 and 2022, first lien debt includes unitranche securities, which account for 3.9% and 17.4% of repayments, respectively.

As of June 30, 2023, the fair value of our investment portfolio totaled $928.7 million and consisted of 79 active portfolio companies and two portfolio companies that have sold their underlying operations. As of June 30, 2023, 46 portfolio companies’ debt investments bore interest at a variable rate, which represented $589.3 million, or 72.9%, of our debt investment portfolio on a fair value basis, and the remainder of our debt investment portfolio was comprised of fixed-rate investments. Overall, the portfolio had net unrealized appreciation of $33.6 million as of June 30, 2023. As of June 30, 2023, our average active portfolio company investment at amortized cost was $11.3 million, which excludes investments in the two portfolio companies that have sold their underlying operations.

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

The weighted average yield on debt investments as of June 30, 2023 and December 31, 2022 was 14.5% and 13.8%, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost including the accretion of OID and debt investment origination fees, but excluding investments on non-accrual status, if any.

The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments (dollars in millions):

	Fair Value				Cost
	June 30,		December 31,		June 30,		December 31,
	2023		2022		2023		2022
First Lien Debt(1)	$521.9	56.2%	$456.1	53.0%	$519.5	58.1%	$453.6	54.7%
Second Lien Debt	161.7	17.4	182.9	21.3	187.7	21.0	213.7	25.8
Subordinated Debt	124.7	13.4	101.5	11.8	124.7	13.9	100.6	12.1
Equity	117.7	12.7	117.7	13.7	60.4	6.7	57.9	7.0
Warrants	2.7	0.3	2.1	0.2	2.9	0.3	2.9	0.4
Total	$928.7	100.0%	$860.3	100.0%	$895.2	100.0%	$828.7	100.0%

(1) Includes unitranche investments, which account for 42.7% and 44.1% of our portfolio on a fair value and cost basis as of June 30, 2023, respectively. Includes unitranche investments, which account for 42.1% and 43.4% of our portfolio on a fair value and cost basis as of December 31, 2022, respectively.

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	June 30,		December 31,		June 30,		December 31,
	2023		2022		2023		2022
United States
Midwest	$166.3	17.9%	$180.6	21.0%	$124.6	13.9%	$132.2	16.0%
Southeast	287.6	31.0	265.9	31.0	277.9	31.0	258.4	31.1
Northeast	157.7	17.0	127.4	14.8	153.7	17.2	134.9	16.3
West	149.9	16.1	151.5	17.6	166.9	18.7	161.9	19.5
Southwest	154.7	16.7	122.5	14.2	159.6	17.8	128.9	15.6
Canada	12.5	1.3	12.4	1.4	12.5	1.4	12.4	1.5
Total	$928.7	100.0%	$860.3	100.0%	$895.2	100.0%	$828.7	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value				Cost
	June 30,		December 31,		June 30,	December 31,
Name	2023		2022		2023	2022
Information Technology Services	32.3%		33.3%		34.9%	35.4%
Business Services	13.7		12.2		14.0	12.2
Healthcare Products	8.9		10.5		5.2	5.8
Component Manufacturing	7.3		5.7		7.8	6.1
Aerospace & Defense Manufacturing	5.4		5.7		5.2	5.4
Transportation Services	5.3		5.5		5.3	5.6
Building Products Manufacturing	4.4		4.7		5.1	5.5
Utilities: Services	4.4		1.3		4.5	1.4
Specialty Distribution	4.0		6.4		3.1	5.6
Healthcare Services	3.7		2.5		3.7	2.5
Retail	3.1		2.4		3.1	3.9
Environmental Industries	2.4		2.5		2.5	2.6
Promotional Products	2.2		3.0		2.2	3.0
Oil & Gas Services	1.4		1.5		1.4	1.6
Industrial Cleaning & Coatings	1.2		1.2		1.5	1.6
Consumer Products	0.3		1.6		0.4	1.7
Restaurants	—	(1)	—	(1)	0.1	0.1
Total	100.0%		100.0%		100.0%	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of June 30, 2023 and December 31, 2022 (dollars in millions):

	Fair Value				Cost
	June 30,		December 31,		June 30,		December 31,
Investment Rating	2023		2022		2023		2022
1	$78.5	8.5%	$84.4	9.8%	$16.4	1.8%	$26.9	3.2%
2	762.9	82.1	699.4	81.3	756.2	84.5	682.9	82.4
3	78.6	8.5	73.9	8.6	91.0	10.2	94.4	11.4
4	6.5	0.7	0.3	—	18.1	2.0	1.6	0.2
5	2.2	0.2	2.3	0.3	13.5	1.5	22.9	2.8
Total	$928.7	100.0%	$860.3	100.0%	$895.2	100.0%	$828.7	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of June 30, 2023 and December 31, 2022 was 2.0 and 2.0, respectively, on a fair value basis and 2.2 and 2.2, respectively, on a cost basis.

Non-Accrual

As of June 30, 2023 and December 31, 2022, we had debt investments in four portfolio companies on non-accrual status (dollars in millions).

	June 30, 2023				December 31, 2022
	Fair				Fair
Portfolio Company	Value		Cost		Value		Cost
EBL, LLC (EbLens)	$—	(2)	$—	(2)	$—		$9.3
US GreenFiber, LLC	—		5.2		—		5.2
K2 Merger Agreement Agent, LLC (fka K2 Industrial Services, Inc.)	2.1		2.4		2.1		2.4
Allredi, LLC (fka Marco Group International OpCo, LLC)	—	(3)	—	(3)	8.2		10.3
Suited Connector LLC	6.0		15.9		—	(1)	—	(1)
Virtex Enterprises, LP	6.3		10.9		—	(1)	—	(1)
Total	$14.4		$34.4		$10.3		$27.2

(1) Debt investment in portfolio company was not on non-accrual status at December 31, 2022.

(2) Portfolio company debt investment was not held as of June 30, 2023.

(3) Portfolio company debt investment was not on non-accrual status as of June 30, 2023.

Discussion and Analysis of Results of Operations

Comparison of three and six months ended June 30, 2023 and 2022

Investment Income

Below is a summary of the changes in total investment income for the three months ended June 30, 2023 as compared to the same period in 2022 (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change (1)(2)
Interest income	$26.2	$19.4	$6.8	35.1%
Payment-in-kind interest income	1.2	0.4	0.8	236.5%
Dividend income	0.3	0.1	0.2	300.0%
Fee income	2.2	1.3	0.9	67.4%
Interest on idle funds and other income	0.7	—	0.7	NM
Total investment income	$30.6	$21.2	$9.4	44.5%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended June 30, 2023, total investment income was $30.6 million, an increase of $9.4 million or 44.5%, from the $21.2 million of total investment income for the three months ended June 30, 2022. As reflected in the table above, the increase is primarily attributable to the following:

•
$7.6 million increase in total interest income (including payment-in-kind ("PIK") interest income) resulting from an increase in average debt investment balances and an increase in weighted average yield on debt investment balances outstanding, during 2023 as compared to 2022.
•
$0.2 million increase in dividend income due to an increase in distributions received from equity investments.
•
$0.9 million increase in fee income resulting from an increase in amendment, prepayment, and origination fees, during 2023 as compared to 2022.

Below is a summary of the changes in total investment income for the six months ended June 30, 2023 as compared to the same period in 2022 (dollars in millions):

	Six Months Ended June 30,
	2023	2022	$ Change	% Change (1)(2)
Interest income	$52.1	$36.5	$15.6	43.0%
Payment-in-kind interest income	1.9	0.9	1.0	104.8%
Dividend income	0.7	0.8	(0.1)	(10.1%)
Fee income	3.7	3.5	0.2	3.9%
Interest on idle funds and other income	1.2	—	1.2	NM
Total investment income	$59.6	$41.7	$17.9	43.1%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the six months ended June 30, 2023, total investment income was $59.6 million, an increase of $17.9 million or 43.1%, from the 41.7 million of total investment income for the six months ended June 30, 2022. As reflected in the table above, the increase is primarily attributable to the following:

•
$16.6 million increase in total interest income (which includes a $1.0 million increase in PIK interest income) resulting from an increase in average debt investment balances and an increase in weighted average yield on debt investment balances outstanding, during 2023 as compared to 2022.
•
$0.1 million decrease in dividend income due to a decrease in distributions received from equity investments.
•
$0.2 million increase in fee income resulting from an increase in amendment and prepayment fees, partially offset by a decrease in origination fees during 2023 as compared to 2022.

Expenses

Below is a summary of the changes in total expenses, including income tax provision, for the three months ended June 30, 2023 as compared to the same period in 2022 (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change (1)(2)
Interest and financing expenses	$5.6	$4.7	$0.9	20.5%
Base management fee	4.1	3.6	0.5	12.0%
Incentive fee - income	3.8	1.2	2.6	224.1%
Incentive fee (reversal) - capital gains	(1.2)	(0.6)	(0.6)	94.0%
Administrative service expenses	0.6	0.5	0.1	21.2%
Professional fees	0.6	0.3	0.3	121.0%
Other general and administrative expenses	0.3	0.5	(0.2)	(50.3%)
Total expenses, before base management and income incentive fee waivers	13.8	10.2	3.6	36.0%
Base management and income incentive fee waivers	—	(0.1)	0.1	(5.3%)
Total expenses, before income tax provision	13.8	10.1	3.7	36.3%
Income tax provision (benefit)	—	—	—	NM
Total expenses, including income tax provision	$13.8	$10.1	$3.7	35.8%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended June 30, 2023, total expenses, including income tax provision, were $13.8 million, an increase of $3.7 million or 35.8%, from the $10.1 million of total expenses for the three months ended June 30, 2022. As reflected in the table above, changes across the periods were primarily attributable to the following:

•
$0.9 million increase in interest and financing expenses due to an increase in debt outstanding in 2023 and an increase in weighted average interest rate on borrowings, during 2023 as compared to 2022.
•
$0.6 million net increase in base management fee, including the base management fee waiver, due to higher average total assets during 2023 as compared to 2022.
•
$2.6 million net increase in the income incentive fee due to an increase in pre-incentive fee net investment income during 2023 as compared to 2022.
•
$0.6 million decrease in the accrued capital gains incentive fee due to a $2.8 million decrease in net gain on investments (net realized gains (losses), as well as income tax (provision) benefit from realized gains and realized losses on extinguishment of debt, partially offset by an increase in net change in unrealized appreciation (depreciation) on investments) during 2023 as compared to the same period in 2022.
•
$0.3 million increase in professional fees due to increased legal, audit and tax compliance costs during 2023 as compared to 2022.

Below is a summary of the changes in total expenses, including income tax provision, for the six months ended June 30, 2023 as compared to the same period in 2022 (dollars in millions):

	Six Months Ended June 30,
	2023	2022	$ Change	% Change (1)(2)
Interest and financing expenses	$10.8	$9.1	$1.7	19.1%
Base management fee	7.9	7.0	0.9	13.6%
Incentive fee - income	7.5	2.2	5.3	234.6%
Incentive fee - capital gains	(1.0)	(0.3)	(0.7)	204.8%
Administrative service expenses	1.1	0.9	0.2	17.1%
Professional fees	1.5	0.8	0.7	81.0%
Other general and administrative expenses	0.4	0.8	(0.4)	(38.4%)
Total expenses, before base management and income incentive fee waivers	28.2	20.5	7.7	37.7%
Base management and income incentive fee waivers	(0.2)	(0.2)	—	NM
Total expenses, before income tax provision	28.0	20.3	7.7	38.1%
Income tax provision (benefit)	0.1	—	0.1	NM
Total expenses, including income tax provision	$28.1	$20.3	$7.8	38.3%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the six months ended June 30, 2023, total expenses, including income tax provision, were $28.1 million, an increase of $7.8 million or 38.3%, from the $20.3 million of total expenses for the six months ended June 30, 2022. As reflected in the table above, changes across periods were primarily attributable to the following:

•
$1.7 million increase in interest and financing expenses due to an increase in weighted average interest rate and an increase in average borrowings outstanding during 2023 as compared to 2022.
•
$0.9 million net increase in base management fee, including the base management fee waiver, due to higher average total assets during 2023 as compared to 2022.
•
$5.3 million net increase in the income incentive fee due to an increase in pre-incentive fee net investment income during 2023 as compared to the same period in 2022.
•
$0.7 million decrease in the accrued capital gains incentive fee due to a $3.4 million decrease in net gain on investments (net realized gains (losses), as well as income tax (provision) benefit from realized gains and realized losses on extinguishment of debt, partially offset by an increase in net change in unrealized appreciation (depreciation) on investments) during 2023 as compared to the same period in 2022.
•
$0.7 million increase in professional fees due to increased legal, audit and tax compliance costs during 2023 as compared to 2022.

Net Investment Income

Net investment income increased by $5.7 million, or 52.5%, to $16.8 million during the three months ended June 30, 2023 as compared to the same period in 2022, as a result of the $9.4 million increase in total investment income, partially offset by the $3.7 million increase in total expenses, including base management fee waiver and income tax provision.

Net investment income increased by $10.1 million, or 47.6%, to $31.5 million during the six months ended June 30, 2023 as compared to the same period in 2022, as a result of the $17.9 million increase in total investment income, partially offset by the $7.8 million increase in total expenses, including base management fee waiver and income tax provision.

Net Gain (Loss) on Investments

For the three and six months ended June 30, 2023, the total net realized gain/(loss) on investments, before income tax (provision)/benefit, was $(5.5) million and $(5.5) million, respectively. Income tax (provision) benefit from realized gains on investments was $(1.5) million and $(1.5) million for the three and six months ended June 30, 2023, respectively. We realize a gain/(loss) on our equity investments primarily when we either sell our equity investment or the underlying portfolio company is sold. Significant realized gains (losses) for the three and six months ended June 30, 2023 are summarized below (dollars in millions):

		Period Ended June 30, 2023
		Three	Six
Portfolio Company	Realization Event (1)	Months	Months
The Tranzonic Companies	Escrow distribution	$—	$0.1
Rhino Assembly Company, LLC	Exit of portfolio company	2.6	2.6
ECM Industries, LLC	Exit of portfolio company	2.7	2.7
Frontline Food Services, LLC (f/k/a Accent Food Services, LLC)	Escrow distribution	0.5	0.5
EBL, LLC (EbLens)	Exit of portfolio company	(11.5)	(11.5)
FAR Research Inc.	Escrow distribution	0.1	0.1
Net realized gain (loss) on investments		(5.6)	(5.5)
Income tax (provision) benefit from realized gains on investments		(1.5)	(1.5)
Net realized gain (loss), net of income tax provision, on investments		$(7.1)	$(7.0)

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

During the three and six months ended June 30, 2023 and 2022, we recorded a net change in unrealized appreciation (depreciation) on investments attributable to the following (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Unrealized Appreciation (Depreciation)	2023	2022	2023	2022
Exit, sale or restructuring of investments	$7.1	$(17.5)	$7.0	$(23.9)
Fair value adjustments to debt investments	(4.8)	(5.4)	(5.4)	(3.4)
Fair value adjustments to equity investments	(1.1)	1.7	0.3	0.8
Net change in unrealized appreciation (depreciation)	$1.2	$(21.2)	$1.9	$(26.5)

Net Increase in Net Assets Resulting From Operations

Net increase (decrease) in net assets resulting from operations during the three months ended June 30, 2023 and 2022 was $10.9 million and $8.0 million, respectively, as a result of the events described above.

Net increase (decrease) in net assets resulting from operations during the six months ended June 30, 2023 and 2022 was $26.4 million and $19.7 million, respectively, as a result of the events described above.

Liquidity and Capital Resources

As of June 30, 2023, we had $38.0 million in cash and cash equivalents and our net assets totaled $483.3 million. We believe that our current cash and cash equivalents on hand, our Credit Facility, our continued access to SBA-guaranteed debentures, and our anticipated cash flows from investments will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of securities (including the ATM Program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. We did not repay any SBA debentures during the six months ended June 30, 2023. Our remaining outstanding SBA debentures continue to mature in 2025 and subsequent years through 2033, which will require repayment on or before the respective maturity dates. This “Liquidity and Capital Resources” section should be read in conjunction with the notes of our consolidated financial statements.

Cash Flows

For the six months ended June 30, 2023, we experienced a net decrease in cash and cash equivalents in the amount of $24.4 million. During that period, we made payments of $58.0 million of cash for operating activities, which included the funding of $147.3 million of investments that was partially offset by proceeds received from sales and repayments of investments of $76.5 million. During the same period, we received proceeds from the issuances of SBA debentures of $29.0 million, received net proceeds from the ATM Program of approximately $9.9 million, received repayments of $0.3 million on our secured borrowings, paid cash dividends to stockholders of $34.1 million, and made payment of deferred financing costs related to our debt financings of $0.7 million.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of additional debt and equity capital.

SBA Debentures

The Funds are licensed to operate as SBICs, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the SBA regulations, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $175.0 million, whichever is less. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of June 30, 2023, Fund II and Fund III had $40.0 million and $142.0 million of outstanding SBA debentures, respectively. Subject to SBA regulatory requirements and approval, Fund III may access up to $33.0 million of additional SBA debentures under the SBIC debenture program. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company's full compliance, as determined by the SBA, with the terms and conditions under SBA regulations. For more information on the SBA debentures, please refer to Note 6 to our consolidated financial statements.

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

We have made customary representations and warranties and we are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of June 30, 2023, we were in compliance in all material respects with the terms of the Credit Agreement and we had $30.0 million outstanding under the Credit Facility.

Notes

On December 23, 2020, we closed the offering of $125.0 million in aggregate principal amount of our 4.75% notes due 2026, or the “January 2026 Notes”. The total net proceeds to us from the January 2026 Notes, based on a public offering price of 100.00% of par, after deducting underwriting discounts of $2.5 million and offering expenses of $0.4 million, were approximately $122.1 million. The January 2026 Notes will mature on January 31, 2026 and bear interest at a rate of 4.75%. The January 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed before October 31, 2025 (the date falling three months prior to maturity) and at par thereafter. Interest on the January 2026 Notes is payable on January 31 and July 31 of each year. We do not intend to list the January 2026 Notes on any securities exchange or automated dealer quotation system. As of June 30, 2023, the outstanding principal balance of the January 2026 Notes was approximately $125.0 million.

On October 8, 2021, we closed the offering of $125.0 million in aggregate principal amount of our 3.50% notes due 2026, or the “November 2026 Notes” (collectively with the January 2026 Notes, the “Notes”). The total net proceeds to us from the November 2026 Notes, based on a public offering price of 99.996% of par, after deducting underwriting discounts of $2.5 million and offering expenses of $0.3 million, were approximately $122.2 million. The November 2026 Notes will mature on November 15, 2026 and bear interest at a rate of 3.50%. The November 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed before August 15, 2026 (the date falling three months prior to maturity) and at par thereafter. Interest on the November 2026 Notes is payable on May 15 and November 15 of each year. We do not intend to list the November 2026 Notes on any securities exchange or automated dealer quotation system. As of June 30, 2023, the outstanding principal balance of the November 2026 Notes was approximately $125.0 million.

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

Secured Borrowing

As of June 30, 2023, the carrying value of secured borrowings totaled $16.6 million and the fair value of the associated loans included in investments was $16.5 million. As of December 31, 2022, carrying value of secured borrowings totaled $16.9 million and the fair value of the associated loans included in investments was $16.9 million. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets that did not meet the definition of a “participating interest.” As a result, sale treatment was not permitted and these partial loan sales were treated as secured borrowings. The weighted average interest rate on our secured borrowings was approximately 9.101% and 7.786% as of June 30, 2023 and December 31, 2022, respectively.

As of June 30, 2023, the weighted average stated interest rates for our SBA debentures and the Notes were 3.905% and 4.125%, respectively. As of June 30, 2023, we had $70.0 million of unutilized commitment under our Credit Facility, and we were subject to a 0.655% fee on such amount. As of June 30, 2023, the weighted average stated interest rate on total debt outstanding was 4.450%.

As a BDC, we are generally required to meet an asset coverage ratio of at least 150.0% (defined as the ratio which the value of our consolidated total assets, less all consolidated liabilities and indebtedness not represented by senior securities, bears to the aggregate amount of senior securities representing indebtedness), which includes borrowings and any preferred stock we may issue in the future. This requirement limits the amount that we may borrow. On April 29, 2019, our Board, including a majority of the non-interested directors, approved a minimum asset coverage ratio of 150% under Sections 18(a)(1) and 18(a)(2) of the 1940 Act, effective as of April 29, 2020. We have received exemptive relief from the U.S. Securities and Exchange Commission (“SEC”) to allow us to exclude the senior securities issued by the Funds from the definition of senior securities in the 150% asset coverage requirement applicable to the Company under the 1940 Act, which, in turn, will enable us to fund more investments with debt capital.

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if the Board, including the Independent Directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. On June 8, 2023, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 8, 2024 or the date of our 2024 Annual Meeting of Stockholders. Our stockholders specified that the cumulative number of shares sold in each offering during the one-year period ending on the earlier of June 8, 2024 or the date of our 2024 Annual Meeting of Stockholders may not exceed 25.0% of our outstanding common stock immediately prior to each such sale.

Equity ATM Program

On November 10, 2022, the Company established the at-the-market program (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through Raymond James & Associates, Inc. and B. Riley Securities, Inc., each as sales agents, shares of the Company's common stock having an aggregate offering price of up to $50.0 million. Cumulative to date, the Company has sold 797,572 shares of common stock under the ATM Program at a weighted-average price of $20.32, raising $16.2 million of gross proceeds. Net proceeds were $16.0 million after commissions to the sales agents on sales sold. As of June 30, 2023, the Company has $33.8 million available under the ATM Program.

Stock Repurchase Program

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 31, 2022, the Board extended the Stock Repurchase Program through December 31, 2023, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and we cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. We did not make any repurchases of common stock during the three and six months ended June 30, 2023 and 2022. Refer to Note 8 to our consolidated financial statements for additional information concerning stock repurchases.

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

Our Board consulted with the independent valuation firm(s) in arriving at our determination of fair value for 19 and 16 of our portfolio company investments representing 35.1% and 29.5% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended June 30, 2023 and December 31, 2022, respectively) as of June 30, 2023 and December 31, 2022, respectively

Consistent with the policies and methodologies adopted by the Board, we perform detailed valuations of our debt and equity investments, including an analysis on the Company's unfunded debt investment commitments, using both the market and income approaches as appropriate. Under the market approach, we typically use the enterprise value methodology to determine the fair value of an investment. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values, from which we derive a single estimate of enterprise value. Under the income approach, we typically prepare and analyze discounted cash flow models to estimate the present value of future cash flows of either an individual debt investment or of the underlying portfolio company itself.

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
•
The Investment Advisor, in consultation with the Board, agreed to voluntarily waive $0.1 million and $0.1 million of the base management fees on any assets accounted for as secured borrowings as defined under GAAP for the three and six months ended June 30, 2023, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively.

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

Recent Developments

On July 19, 2023, we issued an additional $8.0 million in SBA debentures, which will bear interest at a fixed interim interest rate of 6.035% until the pooling date in September 2023.

On July 21, 2023, we invested $19.0 million in first lien debt, subordinated debt, common equity, and preferred equity in DealerBuilt Acquisition, LLC, a provider of Dealer Management System (DMS) software for auto dealerships.

On July 31, 2023, our Board declared a regular quarterly dividend of $0.41 per share, a supplemental dividend of $0.21 per share, and a special dividend of $0.10 per share, payable on September 27, 2023, to stockholders of record as of September 20, 2023.

For the period from July 1, 2023, to August 2, 2023, we sold a total of 50,264 shares of our common stock under the ATM Program for gross proceeds of approximately $1.0 million and net proceeds of approximately $1.0 million, after deducting commissions to the sales agents on shares sold and offering expenses.

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

In the future, our investment income may also be affected by changes in various interest rates, including changes in alternate rates and prime rates, to the extent of any debt investments that include floating interest rates. Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it would consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could result the United States into a recession, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR are not offset by a corresponding increase in the spread over such base rate that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to such base rate. See Risk Factors contained herein under Part II, Item 1A and in our Annual Report on Form 10-K for the year ended December 31, 2022, such as "Changes in interest rates will affect our cost of capital and net investment income” and “Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies.”

As of June 30, 2023 and December 31, 2022, 46 and 43 portfolio companies’ debt investments, respectively, bore interest at a variable rate, which represented $589.3 million and $522.9 million of our portfolio on a fair value basis, respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Our pooled SBA debentures and our Notes bear interest at fixed rates. Our Credit Facility bears interest, at our election, at a rate per annum equal to (a) 2.675% on SOFR loans prior to satisfying certain step-down conditions (or 2.50% after satisfying certain step-down conditions, with commensurate reductions in the applicable margins for base rate loans). We pay a commitment fee that varies depending on the size of the unused portion of the Credit Facility: 2.500% to 2.675% per annum on the unused portion of the Credit Facility at or below 35% of the commitments and 0.50% per annum on any remaining unused portion of the Credit Facility between the total commitments and the 35% minimum utilization. The Credit Agreement relating to the Credit Facility contains certain covenants, including a minimum asset coverage ratio of 1.50 to 1.00 (on a regulatory basis) and a senior asset coverage ratio of no less than 2.00 to 1.00. The Credit Facility is secured by a first priority security interest in all of our assets, excluding the assets of our SBIC subsidiaries.

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

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of June 30, 2023 (dollars in millions):

	Interest Income	Interest Expense
	Increase	Increase	Net Increase	Net Investment
Basis Point Increase (Decrease)	(Decrease) (1) (2)	(Decrease) (4)	(Decrease)	Income (3)
(200)	$(12.1)	$(0.9)	$(11.2)	$(9.0)
(150)	(9.1)	(0.6)	(8.5)	(6.8)
(100)	(6.1)	(0.5)	(5.6)	(4.5)
(50)	(3.1)	(0.2)	(2.9)	(2.3)
50	3.0	0.3	2.7	2.2
100	6.0	0.5	5.5	4.4
150	9.0	0.8	8.2	6.6
200	12.0	0.9	11.1	8.9
250	15.0	1.2	13.8	11.0
300	18.0	1.4	16.6	13.3

(1) Certain of our variable rate debt investments have a LIBOR, PRIME or SOFR interest rate floor, which lessens the impact of decreases in interest rates.

(2) Interest income calculated assuming three-month LIBOR, PRIME, and SOFR rate as of June 30, 2023.

(3) Includes the impact of income incentive fee at 20.0% on net increase (decrease) in net interest.

(4) As of June 30, 2023, we had $30.0 million outstanding under our Credit Facility.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not, and the Investment Advisor is not, currently subject to any material legal proceedings.

Item 1A. Risk Factors.

Except for the risk factors set forth below, there have been no material changes to the risk factors previously disclosed under "Item 1A. Risk Factors” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 2, 2023, which are incorporated herein by reference. The risk factors therein could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

The alternative reference rates that have replaced LIBOR in our credit arrangements and other financial instruments may not yield the same or similar economic results as LIBOR over the life of such transactions.

The London Interbank Offered Rate (“LIBOR”) is an index rate that historically was widely used in lending transactions and was a common reference rate for setting the floating interest rate on private loans. LIBOR was typically the reference rate used in floating-rate loans extended to our portfolio companies.

The ICE Benchmark Administration (“IBA”) (the entity that is responsible for calculating LIBOR) ceased providing overnight, one, three, six and twelve months USD LIBOR tenors on June 30, 2023. In addition, the United Kingdom’s Financial Conduct Authority (“FCA”), which oversees the IBA, now prohibits entities supervised by the FCA from using LIBORs, including USD LIBOR, except in very limited circumstances.

In the United States, the Secured Overnight Financing Rate (“SOFR”) is the preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. SOFR is published by the Federal Reserve Bank of New York each U.S. Government Securities Business Day, for transactions made on the immediately preceding U.S. Government Securities Business Day. Alternative reference rates that may replace LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions.

As of the filing date of this Quarterly Report on Form 10-Q, substantially all of our loans that referenced LIBOR have been amended to reference the forward-looking term rate published by CME Group Benchmark Administration Limited based on SOFR (“CME Term SOFR”) or CME Term SOFR plus a fixed spread adjustment. CME Term SOFR rates are forward-looking rates that are derived by compounding projected overnight SOFR rates over one, three, and six months taking into account the values of multiple consecutive, executed, one-month and three-month CME Group traded SOFR futures contracts and, in some cases, over-the-counter SOFR Overnight Indexed Swaps as an indicator of CME Term SOFR reference rate values. CME Term SOFR and the inputs on which it is based are derived from SOFR. Since CME Term SOFR is a relatively new market rate, there will likely be no established trading market for credit agreements or other financial instruments when they are issued, and an established market may never develop or may not be liquid. Market terms for instruments referencing CME Term SOFR rates may be lower than those of later-issued CME Term SOFR indexed instruments. Similarly, if CME Term SOFR does not prove to be widely used, the trading price of instruments referencing CME Term SOFR may be lower than those of instruments indexed to indices that are more widely used. Further, the composition and characteristics of SOFR and CME Term SOFR are not the same as those of LIBOR. Even with the application of a fixed spread adjustment, LIBOR and CME Term SOFR will not have the same composition and characteristics, and there can be no assurance that the replacement rate, as so adjusted, will be a direct substitute for LIBOR.

There can be no guarantee that SOFR will not be discontinued or fundamentally altered in a manner that is materially adverse to the interests of investors in loans referencing SOFR. If the manner in which SOFR or CME Term SOFR is calculated is changed, that change may result in a reduction of the amount of interest payable on such loans and the trading prices of the SOFR Loans. In addition, there can be no guarantee that loans referencing SOFR or CME Term SOFR will continue to reference those rates until maturity or that, in the future, our loans will reference benchmark rates other than CME Term SOFR. Should any of these events occur, our loans, and the yield generated thereby, could be affected. Specifically, the anticipated yield on our loans may not be fully realized and our loans may be subject to increased pricing volatility and market risk.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a)	None.
(b)	None.
(c)

For the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company has entered into any (i) contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

The Company has adopted insider trading policies and procedures governing the purchase, sale, and disposition of the Company’s securities by officers and directors of the Company that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

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

FIDUS INVESTMENT CORPORATION

Date: August 3, 2023	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2023	/s/ SHELBY E. SHERARD
Shelby E. Sherard
Chief Financial Officer (Principal Financial and Accounting Officer)