Form 10-K
period 2023-12-31
FIDUS INVESTMENT Corp
filed 2024-02-29
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2023 based on the closing price on that date of $19.60 on the NASDAQ Global Select Market was $488,386,214. For the purpose of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 30,646,509 shares of the registrant’s common stock outstanding as of February 27, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2023.

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

•
the impact of geopolitical conditions, including the ongoing conflict between Ukraine and Russia, ongoing conflict in the Middle East, and U.S. and China relations, and its impact on financial market volatility, global economic markets, and various sectors, industries and markets for commodities globally;

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

•
the impact of interest rate volatility, including the replacement of LIBOR with alternate rates, rising interest rates, and the elevated level of inflation on our business and portfolio companies;

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
•
the elevated level of inflation could adversely affect our business, results of operations and financial condition of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies; and
•
the risks, uncertainties and other factors we identify in Item 1A. – Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023 and in our other filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new debt investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in Item 1A entitled “Risk Factors” in Part I and elsewhere in this Annual Report. You should not place undue reliance on these forward-looking statements as a prediction of actual results, which apply only as of the date of this Annual Report.

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

Item 1. Business.

GENERAL

Fidus Investment Corporation, a Maryland Corporation, operates as an externally managed business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). FIC completed its initial public offering, or IPO, in June 2011. In addition, FIC has elected, and intends to qualify annually, to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2023, our shares were listed on the NASDAQ Global Select Market under the symbol “FDUS.”

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

As of December 31, 2023, we had debt and equity investments in 82 portfolio companies with an aggregate fair value of $957.9 million. The weighted average yield on our debt investments as of December 31, 2023 was 14.2%. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average yield was computed using the effective interest rates for debt investments at cost as of December 31, 2023, including accretion of original issue discount (“OID”) and loan origination fees, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level. For the year ended December 31, 2023, our total return based on net asset value (“NAV”) per share was 15.1% and our total return based on market value was 17.8%. For the year ended December 31, 2022, our total return based on NAV was 7.3% and our total return based on market value was 17.7%. Total return based on NAV per share equals the change in NAV per share during the period, plus dividends paid per share during the period, less other non-operating changes during the period, and divided by beginning NAV per share for the period. Non-operating changes include any items that affect NAV per share other than increase from investment operations, such as the effects of share issuances and repurchases and other miscellaneous items. Total return based on market value equals the change in the market value of our common stock per share during the period divided by the market value per share at the beginning of the period, and assumes reinvestment of dividends at prices obtained by our dividend reinvestment plan during the period. While these two figures reflect fund expenses, they do not reflect any sales load that may be paid by investors.

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

• aerospace & defense;	• infrastructure;

• business services;	• logistics & transportation;

• consumer products / multi-unit;	• niche manufacturing;

• consumer services;	• software & tech-enabled services; and

• healthcare products;	• value-added distribution.

• industrial;

As of December 31, 2023, we had investments in 82 portfolio companies with an aggregate fair value of $957.9 million. As of December 31, 2022, we had investments in 78 portfolio companies with an aggregate fair value of $860.3 million.

The following table shows the portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	December 31,		December 31,		December 31,		December 31,
	2023		2022		2023		2022
United States
Midwest	$112.6	11.8%	$180.6	21.0%	$75.4	8.1%	$132.2	16.0%
Southeast	292.4	30.6	265.9	31.0	286.3	30.5	258.4	31.1
Northeast	181.4	18.9	127.4	14.8	176.4	18.8	134.9	16.3
West	172.7	18.0	151.5	17.6	191.5	20.5	161.9	19.5
Southwest	186.3	19.4	122.5	14.2	194.5	20.8	128.9	15.6
Canada	12.5	1.3	12.4	1.4	12.5	1.3	12.4	1.5
Total	$957.9	100.0%	$860.3	100.0%	$936.6	100.0%	$828.7	100.0%

The following table shows the detailed industry segment composition of our portfolio at fair value and cost as a percentage of total investments.

	Fair Value				Cost
	December 31,		December 31,		December 31,	December 31,
Name	2023		2022		2023	2022
Information Technology Services	33.7%		33.3%		36.0%	35.4%
Business Services	11.5		12.2		11.4	12.2
Healthcare Products	8.4		10.5		5.3	5.8
Component Manufacturing	8.0		5.7		8.2	6.1
Transportation Services	5.1		5.5		5.1	5.6
Utilities: Services	4.7		1.3		4.7	1.4
Building Products Manufacturing	4.6		4.7		5.2	5.5
Retail	4.3		2.4		4.3	3.9
Consumer Services	3.2		—		3.2	—
Healthcare Services	3.2		2.5		3.0	2.5
Aerospace & Defense Manufacturing	2.4		5.7		2.5	5.4
Promotional Products	2.3		3.0		2.2	3.0
Specialty Distribution	2.3		6.4		1.8	5.6
Environmental Industries	2.1		2.5		2.4	2.6
Consumer Products	1.8		1.6		1.9	1.7
Oil & Gas Services	1.3		1.5		1.4	1.6
Industrial Cleaning & Coatings	1.1		1.2		1.3	1.6
Restaurants	—	(1)	—	(1)	0.1	0.1
Total	100.0%		100.0%		100.0%	100.0%

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

The members of the investment committee that evaluate and approve all of our investments are Edward H. Ross, Thomas C. Lauer, John H. Grigg, Robert G. Lesley, Jr., Michael J. Miller, John J. Ross, II, and W. Andrew Worth.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of December 31, 2023 and 2022 (dollars in millions).

	Fair Value				Cost
	December 31,		December 31,		December 31,		December 31,
Investment Rating	2023		2022		2023		2022
1	$85.2	8.9%	$84.4	9.8%	$29.7	3.2%	$26.9	3.2%
2	774.7	80.9	699.4	81.3	764.0	81.5	682.9	82.4
3	87.2	9.1	73.9	8.6	97.4	10.4	94.4	11.4
4	10.5	1.1	0.3	—	34.3	3.7	1.6	0.2
5	0.3	—	2.3	0.3	11.2	1.2	22.9	2.8
Total	$957.9	100.0%	$860.3	100.0%	$936.6	100.0%	$828.7	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of December 31, 2023 and 2022 was 2.0 and 2.0, respectively, on a fair value basis and 2.2 and 2.2, respectively, on a cost basis.

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
•

100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5% in any calendar quarter. We refer to this portion of our pre-incentive fee net investment income (that exceeds the hurdle rate but is less than 2.5%) as the “catch-up” provision. The catch-up is meant to provide our investment advisor with 20.0% of the pre-incentive fee net investment income as if a hurdle rate did not apply if net investment income exceeds 2.5% in any calendar quarter; and

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

Alternative 2

Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.9%

Hurdle rate (1) = 2.0%

Management fee (2) = 0.4375%

Other expenses (administrative service expenses, legal, accounting, custodian, transfer agent, etc.) (3) = 0.2%

Pre-incentive fee net investment income

(investment income – (management fee + other expenses)) = 2.2625%

Incentive fee	= 100% × pre-incentive fee net investment income (subject to “catch-up”) (4)
= 100% × (2.2625% – 2.0%)
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

Investment income (including interest, dividends, fees, etc.) = 3.5%

Hurdle rate (1) = 2.0%

Management fee (2) = 0.4375%

Other expenses (administrative service expenses, legal, accounting, custodian, transfer agent, etc.) (3) = 0.2%

Pre-incentive fee net investment income

(investment income – (management fee + other expenses)) = 2.8625%

Incentive fee = 100% × pre-incentive fee net investment income (subject to “catch-up”) (4)

Incentive fee = 100% × “catch-up” + (20.0% × (pre-incentive fee net investment income – 2.5%))

“Catch-up”	= 2.5% – 2.0%
= 0.5%

Incentive fee	= (100% × 0.5%) + (20.0% × (2.8625% – 2.5%))
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

Duration and Termination

At a meeting of our board of directors on June 8, 2023, our board of directors, including a majority of the Independent Directors, unanimously voted to approve the continuation of the Investment Advisory Agreement to June 20, 2024. Unless terminated earlier, the Investment Advisory Agreement will automatically renew for successive annual periods if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities (as that term is defined in the 1940 Act), including, in either case, approval by a majority of the Independent Directors.

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

At a meeting of our board of directors on June 8, 2023, our board of directors, including a majority of the Independent Directors, unanimously voted to approve the continuation of the Administration Agreement to June 20, 2024. Unless terminated earlier, the Administration Agreement will automatically renew for successive annual periods if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities (as that term is defined in the 1940 Act), including, in either case, approval by a majority of our Independent Directors. In making the decision to approve the continuation of the Administration Agreement, our board of directors took into account, to the extent relevant, certain information set forth above under “Investment Advisory Agreement – Duration and Termination” with respect to its consideration of the Investment Advisory Agreement.

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

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with any publicly-traded securities that may from time-to-time be held by our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company (including Section 3(c)(1) and Section 3(c)(7) funds for this purpose), except for registered money market funds, that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the total outstanding voting stock of any investment company, invest more than 5% of the value of our total assets in securities issued by one investment company or invest more than 10% of the value of our total assets in securities issued by investment companies on an aggregate basis. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. These policies are not fundamental and, as a result, each may be changed by the vote of a majority of our board of directors without stockholder approval.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

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

(d)

Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

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

Managerial Assistance to Portfolio Companies

A BDC must be organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (a), (b) or (c) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% requirement, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance; except that, when the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Our investment advisor, in its capacity as our administrator, has agreed to provide such managerial assistance on our behalf to portfolio companies that request this assistance. We may receive fees for these services and will reimburse our investment advisor, in its capacity as our administrator, for its allocated costs in providing such assistance.

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are invested in qualifying assets or temporary investments. We may from time to time invest in U.S. Treasury bills or in repurchase agreements, so long as the agreements are fully collateralized by cash or securities issued by the U.S. government, including securities issued by certain U.S. government agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty (other than repurchase agreements fully collateralized by U.S. government securities), we would not satisfy the asset diversification requirements for tax treatment as a RIC for U.S. federal income tax purposes. Accordingly, we do not intend to enter into any such repurchase agreements that would cause us to fail such asset diversification requirements. Our investment advisor monitors the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance (exclusive of the SBA debentures pursuant to our SEC exemptive relief). In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a BDC affect our ability to raise, and the way in which we raise, additional capital that may have a negative effect on our growth.”

Pursuant to Rule 18f-4 under the 1940 Act, the Company may use total return swaps for hedging purposes, subject to certain conditions, notwithstanding the restrictions on the issuance of senior securities and the use of leverage imposed by Sections 18 and 61 of the 1940 Act. The requirements of Rule 18f-4 would apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. A BDC that enters into reverse repurchase agreements or similar financing transactions would need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the BDC’s asset coverage ratio. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this requirement, it is required to treat unfunded commitments as a derivatives transaction subject to the requirements of the rule.

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

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, prior approval by the SEC. On June 30, 2014, we received an exemptive order from the SEC to permit us to exclude the senior securities issued by any SBIC subsidiary of the Company, including the Funds, from the definition of senior securities in the 150% asset coverage requirement applicable to the Company under the 1940 Act.

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

Under current SBA regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $24.0 million and have average annual net income after U.S. federal income taxes not exceeding $8.0 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment capital to “smaller enterprises” as defined by the SBA. A smaller enterprise generally includes businesses (including their affiliates) that have a tangible net worth not exceeding $6.0 million and have average annual net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller enterprises, which criteria depend on the industry in which the business (including its affiliates) is engaged and are based on the number of employees and gross revenue. However, once an SBIC has invested in a portfolio company, it may continue to make follow-on investments in the portfolio company, regardless of the size of the portfolio company at the time of the follow-on investment, up to the time of the portfolio company’s initial public offering.

The SBA prohibits an SBIC from providing funds to small businesses for certain purposes, such as relending and investments in businesses with the majority of their employees located outside of the U.S. and in businesses engaged in certain prohibited industries, such as project finance, real estate, or certain “passive” (non-operating) companies. In addition, under SBA regulations, without prior SBA approval, an SBIC may not invest more than 30% of its regulatory capital in any one portfolio company or its affiliates (assuming the SBIC intends to draw leverage equal to twice its regulatory capital).

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

The SBA restricts the ability of an SBIC to lend money to any of its officers, directors and employees or to invest in affiliates thereof. The SBA also prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of a licensed SBIC. A “change of control” is any event that would result in the transfer of the power, direct or indirect, to direct the management and policies of an SBIC, whether through ownership, contractual arrangements or otherwise.

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

Election to Be Taxed as a RIC

We have elected to be treated as a RIC under Subchapter M of the Code. To maintain our tax status as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to maintain our status as a RIC, we generally must timely distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the Annual Distribution Requirement. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% nondeductible U.S. federal excise tax on such income. In such case, we generally must distribute any such carryover taxable income through a distribution declared prior to filing the final tax return for the year in which we generated such taxable income. Even if we maintain our status as a RIC, we generally will be subject to U.S. federal income tax at corporate rates on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.

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

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year (or, if we so elect, for that calendar year) and (3) any income and capital gain net income that we recognized in preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax.

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

•	satisfy the Annual Distribution Requirement; and
•	diversify our holdings so that at the end of each quarter of the taxable year:
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

In order to meet the 90% Income Test, we have established several special purpose corporations, and in the future may establish additional corporations, to hold assets from which we do not anticipate earning dividends, interest or other qualifying income under the 90% Income Test (the “Taxable Subsidiaries”). Any investments held through the Taxable Subsidiaries are generally subject to U.S. federal income tax imposed at corporate rates and therefore we can expect to achieve a reduced after-tax yield on such investments.

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

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income.” If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. As a RIC, we are not allowed to carry forward or carry back a net operating loss for purposes of computing our investment company taxable income in other taxable years. U.S. federal income tax law generally permits a RIC to carry forward (i) the excess of its net short-term capital loss over its net long-term capital gain for a given year as a short-term capital loss arising on the first day of the following year and (ii) the excess of its net long-term capital loss over its net short-term capital gain for a given year as a long- term capital loss arising on the first day of the following year. However, future transactions in which we may engage could cause our ability to use any capital loss carryforwards, and unrealized losses once realized, to be limited under Section 382 of the Code.

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

Failure to Obtain RIC Tax Treatment

If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for such year if certain cure provisions are applicable (which may, among other things, require us to pay certain U.S. federal taxes or to dispose of certain assets).

If we were unable to maintain our tax treatment as a RIC, we would be subject to U.S. federal income tax on all of our taxable income imposed at corporate rates. We would not be able to deduct distributions to stockholders, nor would distributions be compulsory. Distributions would generally be taxable to our stockholders as dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period and other limitations under Subchapter M of the Code, any such distributions to non-corporate shareholders may qualify as "qualified dividends" that are subject to U.S. federal income tax at a rate of 20%, and corporate distributees may be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain.

To requalify as a RIC for U.S. federal income tax purposes in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the non-qualifying year, we could be subject to tax on any unrealized net built-in appreciation on the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent five years, unless we made a special election to pay U.S. federal income tax at corporate rates on such built-in gain at the time of our requalification as a RIC.

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

•
The alterative reference rates that have replaced LIBOR in our credit arrangements and other financial instruments may not yield the same or similar economic results as LIBOR over the life of such transactions.

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

As a BDC, we are generally required to meet a coverage ratio at least equal to 150% of total assets to total borrowings and other senior securities, which include all of our borrowings (other than the Funds’ SBA leverage under the terms of SEC exemptive relief) and any preferred stock we may issue in the future. If this ratio declines below 150%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions to our stockholders.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on Our Portfolio
(Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder (1)	(22.0)%	(12.8)%	(3.5)%	5.7%	15.0%

(1)

Assumes $1,090,898 in total assets, $210,000 in outstanding SBA debentures, no borrowings under the Credit Facility (as defined below), $15,880 in Secured Borrowings, $250,000 outstanding of our unsecured notes, $589,474 in net assets as of December 31, 2023, and an average cost of funds of 4.346%.

Effective April 29, 2020, our asset coverage requirement was reduced from 200% to 150%, which could increase the risk of investing in the Company.

The 1940 Act generally prohibits the Company from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets) or 150% if certain requirements under the 1940 Act are met. On April 29, 2019, our Board, including a majority of the independent directors, approved a minimum asset coverage ratio of 150% as set forth in Section 61(a)(2) of the 1940 Act. As a result, we are subject to the 150% asset coverage ratio, effective as of April 29, 2020. We are required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

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

Our board of directors engages one or more independent third-party valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result it is not in our stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where we determine that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. Our board of directors consulted with the independent valuation firm(s) in arriving at our determination of fair value for 18 and 16 of our portfolio company investments representing 29.9% and 29.5% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended December 31, 2023 and 2022, respectively) as of December 31, 2023 and 2022, respectively.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market quotation, the fair value of our investments may differ significantly from the values that would have been used had a readily available market quotation existed for such investments, and the differences could be material. Declines in prices and liquidity in the corporate debt markets may also result in significant net unrealized depreciation in our debt portfolio. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

A number of entities compete with us to make the types of investments that we make. We compete with public and private funds, other BDCs, SBICs, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we match our competitors’ pricing, terms and structure, we may experience a decrease in net investment income or an increase in risk of capital loss. A significant part of our competitive advantage stems from the fact that the lower middle-market is underserved by traditional commercial and investment banks, and generally has less access to capital. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms.

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

We may be obligated to pay our investment advisor incentive compensation even if we incur a loss and may pay more than 20% of our net capital gains because we cannot recover payments made in previous years.

Our investment advisor will be entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our pre-incentive fee net investment income for that quarter above a threshold return for that quarter. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss on our consolidated statement of operations for that quarter. Thus, we may be required to pay our investment advisor incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter. Further, if we pay an incentive fee of 20% of our realized capital gains (net of all realized capital losses and unrealized capital depreciation on a cumulative basis) and thereafter experience additional realized capital losses or unrealized capital depreciation, we will not be able to recover any portion of the incentive fee previously paid.

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

The Funds are licensed to operate as SBICs and are regulated by the SBA. Under current SBA regulations, a licensed SBIC can provide capital to eligible "small businesses" that have a tangible net worth not exceeding $24.0 million and an average annual net income after U.S. federal income taxes not exceeding $8.0 million for the two most recent fiscal years. In addition, a licensed SBIC must devote 25% of its investment capital to "smaller enterprises" that have a tangible net worth not exceeding $6.0 million and an average annual net income after U.S. federal income taxes not exceeding $2.0 million for the two most recent fiscal years. The SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on either the number of employees or the gross sales of the business. The SBA regulations permit licensed SBICs to make long term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in certain prohibited industries. Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA staff to determine its compliance with the relevant SBA regulations. Compliance with these SBA requirements may cause the Funds to forego attractive investment opportunities that are not permitted under the SBA regulations, and may cause the Funds to make investments they otherwise would not make in order to remain in compliance with these regulations.

Failure to comply with the SBA regulations could result in the loss of the SBIC licenses and the resulting inability to participate in the SBA debenture program. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of a licensed SBIC. Current SBA regulations provide the SBA with certain rights and remedies if an SBIC violates their terms. A key regulatory metric for SBA is the extent of “Capital Impairment,” which is the extent of realized (and, in certain circumstances, net unrealized) losses compared with the SBIC’s private capital commitments. Interest payments, management fees, organization and other expenses are included in determining “realized losses.” SBA regulations preclude the full amount of “unrealized appreciation” from portfolio companies from being considered when calculating Capital Impairment in certain circumstances. Remedies for regulatory violations are graduated in severity depending on the seriousness of Capital Impairment or other regulatory violations. For minor regulatory infractions, the SBA issues a warning. For more serious infractions, the use of SBA debentures may be limited or prohibited, outstanding debentures can be declared to be immediately due and payable, restrictions on distributions and making new investments may be imposed and management fees may be required to be reduced. In severe cases, the SBA may require the removal of a general partner of an SBIC or its officers, directors, managers or partners, or the SBA may obtain appointment of a receiver for the SBIC.

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

The debentures issued by the Funds and guaranteed by the SBA have a maturity of ten years and bear interest semi-annually at fixed rates. Certain of the Funds’ SBA debentures begin to mature in 2026 and will require repayment on or before the respective maturity dates. The Funds will need to generate sufficient cash flow to make required debt payments on such debentures. If the Funds are unable to generate such cash flow, the SBA, as guarantor of the debentures, will have a superior claim to our assets over our stockholders in the event the Funds liquidate or the SBA exercises its remedies under such debentures as the result of a default by the Funds.

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

In response to market indicators showing a rise in inflation, since March 2022, the Federal Reserve has been rapidly increasing interest rates and has indicated that it may consider additional rate hikes in response to ongoing inflation concerns. Some of our debt investments bear interest at fixed rates and the value of these investments could be negatively affected by increases in market interest rates. In addition, to the extent that we borrow additional funds to make investments, an increase in interest rates would make it more expensive for us to use debt to finance our investments and adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. As a result, a significant increase in market interest rates could both reduce the value of our portfolio investments and increase our cost of capital, which would reduce our net investment income. Rising borrowing costs may contribute to the difficulty of companies in servicing their debt obligations and may lead to increases in default rates. Certain changes in interest rates could have a material adverse effect on the Company and its investments. Moreover, changes in interest rates could have a material negative impact on the financial condition of borrowers, the valuations for loans, the unanticipated repayments of loans, and pressure to renegotiate terms on existing loans. Also, an increase in interest rates available to investors could make an investment in shares of our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock. It is possible that the Federal Reserve’s tightening cycle also could result in a recession in the United States. Conversely, a decrease in interest rates may have an adverse impact on our returns by requiring us to seek lower yields on our debt investments and by increasing the risk that our portfolio companies will prepay the debt investments, resulting in the need to redeploy capital at potentially lower rates.

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

The alternative reference rates that have replaced LIBOR in our credit arrangements and other financial instruments may not yield the same or similar economic results as LIBOR over the life of such transaction.

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

As of the filing date of this Annual Report, substantially all of our loans that referenced LIBOR have been amended to reference the forward-looking term rate published by CME Group Benchmark Administration Limited based on SOFR (“CME Term SOFR”) or CME Term SOFR plus a fixed spread adjustment. CME Term SOFR rates are forward-looking rates that are derived by compounding projected overnight SOFR rates over one, three, and six months taking into account the values of multiple consecutive, executed, one-month and three-month CME Group traded SOFR futures contracts and, in some cases, over-the-counter SOFR Overnight Indexed Swaps as an indicator of CME Term SOFR reference rate values. CME Term SOFR and the inputs on which it is based are derived from SOFR. Since CME Term SOFR is a relatively new market rate, there will likely be no established trading market for credit agreements or other financial instruments when they are issued, and an established market may never develop or may not be liquid. Market terms for instruments referencing CME Term SOFR rates may be lower than those of later-issued CME Term SOFR indexed instruments. Similarly, if CME Term SOFR does not prove to be widely used, the trading price of instruments referencing CME Term SOFR may be lower than those of instruments indexed to indices that are more widely used. Further, the composition and characteristics of SOFR and CME Term SOFR are not the same as those of LIBOR. Even with the application of a fixed spread adjustment, LIBOR and CME Term SOFR will not have the same composition and characteristics, and there can be no assurance that the replacement rate, as so adjusted, will be a direct substitute for LIBOR.

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

In 2020, the SEC adopted Rule 18f-4 under the 1940 Act, which relates to the use of derivatives and other transactions that create future payment or delivery obligations by BDCs (and other funds that are registered investment companies). Under Rule 18f-4, for which compliance was required beginning in August 2022, BDCs that use derivatives are subject to a value-at-risk leverage limit, certain derivatives risk management program and testing requirements, and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. A BDC that enters into reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of Section 18, as modified by Section 61 of the 1940 Act, when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivative transactions under Rule 18f-4. In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this requirement, it is required to treat the unfunded commitment as a derivatives transaction subject to the aforementioned requirements of Rule 18f-4. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts. We qualify as a “limited derivatives user,” and as a result the requirements applicable to us under Rule 18f-4 may limit our ability to use derivatives and enter into certain other financial contracts. However, if we fail to qualify as a limited derivatives user and become subject to the additional requirements under Rule 18f-4, compliance with such requirements may increase cost of doing business, which could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

On January 31, 2020, the United Kingdom ended its membership in the European Union, referred to as Brexit. Following the termination of a transition period, the United Kingdom and the European Union entered into a trade and cooperation agreement to govern the future relationship between the parties, which was provisionally applied as of January 1, 2021 and entered into force on May 1, 2021 following ratification by the European Union. With respect to financial services, the agreement leaves decisions on equivalence and adequacy to be determined by each of the United Kingdom and the European Union unilaterally in due course. Such agreement is untested and could lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time. In addition, on December 24, 2020, the European Union and United Kingdom governments signed a trade deal that became provisionally effective on January 1, 2021 and that now governs the relationship between the United Kingdom and the European Union (the “Trade Agreement”). The Trade Agreement implements significant regulation around trade, transport of goods and travel restrictions between the United Kingdom and the European Union.

Notwithstanding the foregoing, the longer-term economic, legal, political and social implications of Brexit are unclear at this stage and are likely to continue to lead to ongoing political and economic uncertainty and periods of increased volatility in both the United Kingdom and in wider European markets for some time. In particular, Brexit could lead to calls for similar referenda in other European Union jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. This volatility and uncertainty may have an adverse effect on the economy generally and on our ability—and the ability of our portfolio companies—to execute our respective strategies and to receive attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential declines in the value of the British Pound and/or the euro against other currencies, along with the potential downgrading of the United Kingdom’s sovereign credit rating, may also have an impact on the performance of any of our portfolio companies located in the United Kingdom or European Union.

We are currently operating in a period of significant capital markets disruption and economic uncertainty, which may have a negative impact on our business, financial condition and operations.

From time to time, capital markets may experience periods of disruption and instability. The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019, the conflict between Russia and Ukraine that began in late February 2022, and the ongoing war in the Middle East. Even after the COVID-19 pandemic subsided, the U.S. economy, as well as most other major economies, have continued to experience unpredictable economic conditions, and we anticipate our businesses would be materially and adversely affected by any prolonged economic downturn or recession in the United States and other major markets. In addition, disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets.

The current economic conditions have resulted in an adverse impact on the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. The U.S. credit markets (in particular for middle-market loans), have experienced the following among other things: (i) increased draws by borrowers on revolving lines of credit and other financing instruments; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans and increased uses of PIK features; and (iii) greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues.

These conditions and future market disruptions and/or illiquidity could have an adverse effect on our (and our portfolio companies') business, financial condition, results of operations and cash flows. Ongoing unfavorable economic conditions may increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to our portfolio companies and/or us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. We may have to access, if available, alternative markets for debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions, continued increase in interest rates or uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

While we intend to continue to source and invest in new loan transactions to U.S. middle market companies, we cannot be certain that we will be able to do so successfully or consistently. A lack of suitable investment opportunities may impair our ability to make new investments, and may negatively impact our earnings in decreased dividends to our shareholders.

If economic conditions caused by the current economic conditions continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income, which would have a material adverse effect on our business, financial condition or results of operations. We continue to observe supply chain interruptions, labor difficulties, commodity inflation and elements of economic and financial market instability both globally and in the United States. We will need to raise additional capital in the future in order to continue to make investments in accordance with our business and investing strategy and to pursue new business opportunities. Ongoing disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.

In addition, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to qualify for the tax benefits available to RICs. As a result, these earnings will not be available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which may have a material adverse effect on our business, results of operations and financial performance.

We cannot be certain as to the duration or magnitude of the ongoing economic condition in the markets in which we and our portfolio companies operate and corresponding declines in economic activity that may negatively impact the U.S. economy and the markets for the various types of goods and services provided by U.S. middle market companies. Depending on the duration, magnitude and severity of these conditions and their related economic and market impacts, certain of our portfolio companies may suffer declines in earnings and could experience financial distress, which could cause them to default on their financial obligations to us and their other lenders. In consideration of these and related factors, we have downgraded our internal ratings with respect to certain companies and may make additional downgrades with respect to other portfolio companies in the future as conditions warrant and new information becomes available.

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

We have elected to be treated and intend to qualify annually as a RIC under Subchapter M of the Code; however, no assurance can be given that we will be able to maintain our RIC tax treatment. To maintain our tax treatment as a RIC under Subchapter M of the Code and to avoid the imposition of U.S. federal income tax on income and gains distributed to our stockholders, we must meet certain requirements, including source-of-income, asset diversification and annual distribution requirements. While we are not subject to U.S. federal income tax on the income and gains we timely distribute to our shareholders, our stockholders will be required to include the amounts of such distributions in income and may be subject to U.S. federal income tax on such amounts. The source-of-income requirement will be satisfied if we derive at least 90% of our gross income for each year from dividends, interest, gains from sale of securities or similar sources. To maintain our tax treatment as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these requirements may result in our losing our RIC tax treatment or our having to dispose of certain investments in order to prevent the loss of RIC tax treatment. Because most of our investments will be in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. The annual distribution requirement applicable to RICs generally will be satisfied if we timely distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. In addition, we will be subject to a 4% nondeductible U.S. federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar-year basis. We will be subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making annual distributions necessary to maintain our tax treatment as a RIC. If we are unable to obtain cash from other sources, we may fail to maintain our tax treatment as a RIC and, thus, may be subject to U.S. federal income tax on our entire taxable income without regard to any distributions made by us. If we fail to maintain our tax treatment as a RIC for any reason and become subject to U.S. federal income tax at corporate rates, the resulting tax liability could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure could have a material adverse effect on us and our stockholders.

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

When we make quarterly distributions, we will be required to determine the extent to which such distributions are paid out of current and accumulated earnings and profits, recognized capital gain or capital. To the extent there is a return of capital, an investor receives his or her own invested capital, but reduced by the amount of the Company’s expenses and any sales load he or she may have paid. In addition, investors will be required to reduce their adjusted tax basis in our stock for U.S. federal income tax purposes.

We may choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

Under certain applicable provisions of the Code and the Treasury regulations and a revenue procedure issued by the IRS, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive their distributions in cash, we must allocate the cash available for distribution among the shareholders electing to receive cash (with the balance of the distribution paid in shares of our common stock). If we qualify as a publicly offered RIC and decide to make any distributions consistent with this revenue procedure that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. The value of the shares received by a stockholder is treated as income for U.S. federal income tax purposes. A U.S. stockholder may have income from such dividend in excess of any cash received, and thus may be required to obtain cash from other sources to pay any applicable U.S. federal income tax. If a U.S. stockholder sells the stock it received as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale.

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

As a BDC, we are not required to make any distributions to shareholders other than in connection with our election to be treated for U.S. federal income tax purposes as a RIC under subchapter M of the Code. In order to maintain our tax treatment as a RIC, we generally must distribute to shareholders for each taxable year at least 90% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to U.S. federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to shareholders. We will be subject to a 4% US federal excise tax on undistributed earnings of a RIC unless we distribute, each calendar year, at least the sum of (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, referred to as "spillover dividends", the dividend will be treated for all U.S. federal income tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillback dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for U.S. federal income tax at corporate rates. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2023 until as late as December 31, 2024. If we choose to pay a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.

Due to current market conditions (as described herein), it is possible that we may take certain actions with respect to the timing and amounts of our distributions in order to preserve cash and maintain flexibility. For example, we may reduce our dividends and/or defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these reductions or deferrals of dividends with one or more distributions that are payable partially in our stock as discussed above under “We may choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.”

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

•

for U.S. federal income tax purposes, we will be required to make distributions of OID income to shareholders without receiving any cash and such distributions have to be paid from offering proceeds or the sale of assets without investors being given any notice of this fact; and

•

the required recognition of OID, including PIK, interest for U.S. federal income tax purposes may have a negative impact on liquidity, because it represents a non-cash component of the our taxable income that must, nevertheless, be distributed in cash to investors to avoid it being subject to U.S. federal income tax.

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

We have elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. If we continue to meet certain requirements, including source-of-income, asset diversification and distribution requirements, and if we continue to be regulated as a BDC, we will continue to qualify to be taxed as a RIC and therefore will not have to pay U.S. federal income tax at corporate rates on income that we timely distribute to our stockholders, allowing us to substantially reduce or eliminate our U.S. federal income tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings (other than the SBA guaranteed debentures) and any preferred stock we may issue in the future, of at least 150% at the time we issue any debt or preferred stock. This requirement limits the amount of our leverage. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or issuing preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so.

While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline. In addition, as a BDC, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. At our 2023 Annual Stockholders Meeting on June 8, 2023, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 8, 2024 or the date of our 2024 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2024 Annual Meeting of Stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25% of FIC’s then outstanding common stock immediately prior to each such sale. We do not intend to issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so. The level of net asset value dilution that could result from such an offering is not limited.

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

Our business will require capital to operate and grow. We may acquire such additional capital from the following sources:

Senior Securities. Currently we, through the Funds, issue debentures guaranteed by the SBA and have access to funds under a revolving credit facility. In the future, we may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including, but not limited to, the following:

•

Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150%. If the value of our assets declines, we may be unable to satisfy this requirement. If that happens, we may sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our debt at a time when such sales and/or repayments may be disadvantageous. Further, we will not be permitted to declare or make any distribution to stockholders or repurchase shares until such time as we satisfy this test.

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

Additional Common Stock. Under the provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. At our 2023 Annual Stockholders Meeting on June 8, 2023, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 8, 2024 or the date of our 2024 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2024 Annual Meeting of Stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25% of FIC’s then outstanding common stock immediately prior to each such sale. We do not intend to sell or otherwise issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so. The level of net asset value dilution that could result from such an offering is not limited. In any such case, however, the price at which our common stock is to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act and the regulations and staff interpretations thereunder. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

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

Except in those instances where we have received prior exemptive relief from the SEC, we will be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors. We, our investment advisor, the Funds, and Fidus Credit Opportunities, L.P. received exemptive relief from the SEC under the 1940 Act, which permits us to co-invest with other funds managed by our investment advisor or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. In addition, any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is deemed our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our Independent Directors. The 1940 Act also prohibits “joint” transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our Independent Directors. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person, or entering into joint transactions with such person, absent the prior approval of the SEC. These restrictions could limit or prohibit us from making certain attractive investments that we might otherwise make absent such restrictions.

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

The failure of cybersecurity protection systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.

We, and others in our industry, are the targets of malicious cyber activity. A successful cyber-attack, whether perpetrated by criminal or state-sponsored actors, against us or our service providers, or an accidental disclosure of non-public information could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data, especially personal and other confidential information.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to unauthorized access, acquisition, use, alteration, or destruction, such as from the insertion of malware (including ransomware), physical and electronic break-ins or unauthorized tampering, or system failures and disruptions of our computer systems, networks and data. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, personal and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause, among other adverse effects, interruptions or malfunctions in our operations, misstated or unreliable financial data, misappropriation of assets, loss of personal information, liability for stolen information, any of which could result in financial losses, litigation, regulatory enforcement action and penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation. We may have to make a significant investment to fix or replace any inoperable or compromised systems or to modify or enhance its cybersecurity controls, procedures and measures. Similarly, the public perception that we or our affiliates may have been the target of a cybersecurity threat, whether successful or not, also could have a material adverse effect on our reputation and lead to financial losses from loss of business, depending on the nature and severity of the threat.

Third parties with which we do business (including vendors that provide us with services) are sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as counterparty, employee, and borrower information. Cybersecurity failures or breaches to our investment adviser and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate its NAV, impediments to trading, the inability of our stockholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputation damages, reimbursement of other compensation costs, or additional compliance costs. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, acquisition, use, alteration or destruction of data, or other cybersecurity incidents that affects our data, resulting in increased costs and other consequences, as described above. The Company does not control the cybersecurity measures put in place by such third parties, and such third parties could have limited indemnification obligations to the Company and its affiliates. If such a third party fails to adopt or adhere to adequate cybersecurity procedures, or if despite such procedures its networks or systems are breached, information relating to investor transactions and/or personal information of investors may be lost or improperly accessed, used or disclosed. The Company, the Adviser and its affiliates have implemented processes, procedures and internal controls to mitigate cybersecurity risks and cyber intrusions, including in its vendors, but these measures, as well as the Company’s increased awareness of the nature and extent of a risk of a cyber-incident, may be ineffective and do not guarantee that a cyber-incident will not occur or that the Company’s financial results, operations or confidential information will not be negatively impacted by a cybersecurity or cyber intrusion incident. Substantial costs may be incurred in order to prevent any cyber incidents in the future.

Privacy and information security laws and regulatory changes (including regulations to report material cybersecurity incidents to the SEC), and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks.

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

Climate change creates physical and financial risk and certain portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through, for example, decreased revenues, which may, in turn, impact the valuation of such portfolio companies. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

In December 2015, the United Nations adopted a climate accord (the “Paris Agreement”), which the United States rejoined in 2021, with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. Additionally, the Inflation Reduction Act of 2022 included several measures designed to combat climate change, including restrictions on methane emissions. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues, which may, in turn, impact their ability to make payments on our investments and, in turn, the valuation of such portfolio companies.

Risks Relating to Our Investments

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies are susceptible to economic slowdowns or recessions (including industry specific downturns), elevated levels of inflation, and a rising interest rate environment, and may be unable to repay our debt investments during these periods. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest.

Our portfolio companies may be susceptible to economic downturns or recessions. During these periods, the value of our portfolio may decrease if we are required to write down the values of our investments, and we may have non-performing assets or non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of any collateral securing our loans and decrease the value of our equity investments. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. In addition, a prolonged economic downturn or recession could extend our investment time horizon by limiting our ability to achieve timely liquidity events, such as a sale, merger or IPO, or the refinancing of our debt investments, and could ultimately impact our ability to realize anticipated investment returns. These events could prevent us from increasing our investments and adversely impact our operating results.

The occurrence of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our investments, and our ongoing operations, costs and profitability. Any such unfavorable economic conditions, including rising interest rates, also may increase our funding costs, limit our access to capital markets or negatively impact our ability to obtain financing, particularly from the debt markets. In addition, any future financial market uncertainty could lead to financial market disruptions and could further impact our ability to obtain financing. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results and financial condition.

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

The continued threat of global terrorism and the impact of military and other action will likely continue to cause volatility in the economies of certain countries, contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide and various aspects thereof, including in prices of commodities. Our portfolio investments may involve significant strategic assets having a national or regional profile. The nature of these assets could expose them to a greater risk of being the subject of a terrorist attack than other assets or businesses. Acts of war could similarly lead to such volatility. For example, in response to the ongoing conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. In addition, the recent outbreak of hostilities in the Middle East and escalating tensions in the region may create volatility and disruption of global markets.

The ramifications of the hostilities and sanctions, however, may not be limited to Russia and the Middle East and Russian and Middle Eastern companies, respectively, but may spill over to and negatively impact other regional and global economic markets (including Europe and the United States), companies in other countries (particularly those that have done business with Russia) and on various sectors, industries and markets for securities and commodities globally, such as oil and natural gas. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows, and results of operations, and could cause the market value of our common stock to decline. In addition, these market and economic disruptions could negatively impact the operating results of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies, and impact our business, operating resulting and financial condition.

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

Shares of closed-end investment companies, including BDCs, frequently trade at a discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. In addition, if our common stock trades below net asset value, we will generally not be able to issue additional common stock at the market price without first obtaining the approval of our stockholders and our Independent Directors. On June 8, 2023 our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 8, 2024 or the date of our 2024 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2024 Annual Meeting of Stockholders. Selling or otherwise issuing shares of FIC’s common stock below its then current net asset value per share would result in a dilution of FIC’s existing common stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25% of FIC’s then outstanding common stock immediately prior to each such sale. We do not intend to sell or otherwise issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so. The level of net asset value dilution that could result from such an offering is not limited.

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

On June 8, 2023, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a discount from net asset value per share, as long as the cumulative number of shares sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale, for a period of one year ending on the earlier of June 8, 2024 or the date of our 2024 Annual Meeting of Stockholders. Our stockholders will be asked to vote on a similar proposal at our 2024 Annual Meeting of Stockholders. If we sell or otherwise issue shares of our common stock at a discount to net asset value, it will pose a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuances or sale. In addition, such issuances or sales may adversely affect the price at which our common stock trades. For additional information and hypothetical examples of these risks, see “Sales of Common Stock Below Net Asset Value,” and for actual dilution illustrations specific to an offering, see the prospectus supplement pursuant to which such sale is made.

Our net asset value may have changed significantly since our last valuation.

Our board of directors determines the fair value of our portfolio investments on a quarterly basis based on input from our investment advisor, our audit committee and, as to certain of our investments, a third party independent valuation firm. While the board of directors will review our net asset value per share in connection with any offering, it will not always have the benefit of input from the independent valuation firm when it does so. The fair value of various individual investments in our portfolio and/or the aggregate fair value of our investments may change significantly over time. If the fair value of our investment portfolio at December 31, 2023 is less than the fair value was at the time of an offering during 2023, then we may record an unrealized loss on our investment portfolio and may report a lower net asset value per share than was reflected in the Selected Consolidated Financial Data and the financial statements included in the prospectus supplement of that offering. If the fair value of our investment portfolio at December 31, 2023 is greater than the fair value at the time of an offering during 2023, we may record an unrealized gain on our investment portfolio and may report a greater net asset value per share than so reflected in the prospectus supplement of that offering. Upon publication of this information in connection with our announcement of operating results for our fiscal year ended December 31, 2023, the market price of our common stock may fluctuate materially, and may be substantially less than the price per share you pay for our common stock in an offering.

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

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs, BDCs or SBICs;
•	failure to maintain our qualification for RIC tax treatment;
•	loss of status as an SBIC for the Funds, or any other SBIC subsidiary we may form;
•	distributions that exceed our net investment income and net income as reported according to U.S. GAAP;
•	changes or perceived changes in earnings or variations in operating results;
•	changes or perceived changes in the value of our portfolio of investments;
•	changes in accounting guidelines governing valuation of our investments;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	departure of our investment advisor’s key personnel;
•	operating performance of companies comparable to us;
•	general economic trends and other external factors; and
•	loss of a major funding source.

If any of the above and other factors currently unknown to us were to occur, it could have a material adverse effect on the market price of our common stock.

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

As of February 27, 2024, we had 30,646,509 shares of common stock outstanding. Sales of substantial amounts of our common stock, or the availability of shares for sale, could adversely affect the prevailing market price of our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

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

The Maryland General Corporation Law contains provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. In addition, our board of directors may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock. Our charter and bylaws contain provisions that limit liability and provide for indemnification of our directors and officers. These provisions and others also may have the effect of deterring hostile takeovers or delaying changes in control or management. We are generally prohibited from engaging in mergers and other business combinations with stockholders that beneficially own 10% or more of the voting power of our outstanding voting stock, or with their affiliates, for five years after the most recent date on which such stockholders became the beneficial owners of 10% or more of the voting power of our outstanding voting stock and thereafter unless our directors and stockholders approve the business combination in the prescribed manner. Maryland law may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

The Company’s cybersecurity program is designed to identify, assess, and manage material risks from cybersecurity threats. The Company relies on the Investment Advisor to implement the cybersecurity program. The cyber risk management program involves risk assessments relating to the information systems of the Investment Advisor, incident response training and testing, implementation of security measures, and ongoing monitoring of systems and networks and assessment of the associated risks on an annual basis, including networks on which the Company relies on. The Investment Advisor actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats. The Investment Advisor has engaged external experts, including consultants, to evaluate cybersecurity measures and risk management processes. The Company depends on and engages various third parties, including suppliers, vendors, and service providers. The compliance team of the Company and the Investment Advisor will conduct onboarding and ongoing due diligence of each third-party engaged by them, including identify and oversee risks from cybersecurity threats associated with their use of such entities.

Board Oversight of Cybersecurity Risks

The Board has the primary responsibility for overseeing and reviewing the guidelines and policies with respect to the Company’s risk management, including risks associated with cybersecurity threats. Certain members of the Company’s management will periodically report to the Board, on at least a quarterly basis, on cybersecurity matters, such as the overall state of the Company’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and material cybersecurity incidents.

Management's Role in Cybersecurity Risk Management

The Company’s management is responsible for assessing and managing material risks from cybersecurity threats, in consultations with cybersecurity consultants engaged by the Investment Advisor. The Company’s management is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, and/or information technology.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes has materially affected, or are reasonably likely to materially affect, the Company, including the Company’s business strategy, operational results, and financial condition.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading on June 21, 2011 on the NASDAQ Global Market under the symbol “FDUS.” Effective January 3, 2012, our common stock was included in the Nasdaq Global Select Market. The last reported price for our common stock on February 27, 2024 was $19.79 per share. As of February 27, 2024, we had 20 stockholders of record.

Price Range of Common Stock

The following table lists the high and low closing sale price for our common stock, and the closing sale price as a percentage of net asset value, or NAV, on our common stock for each fiscal quarter during the last two most recently completed fiscal years and each full fiscal quarter since the beginning of the current fiscal year.

Period	NAV(1)		High Closing Sales Price	Low Closing Sales Price	Premium / (Discount) of High Sales Price to NAV(2)	Premium / (Discount) of Low Sales Price to NAV(2)
Year Ended December 31, 2024:
First Quarter (through February 27, 2024)	$	*	$20.04	$18.79	* %	* %

Year Ended December 31, 2023:
First Quarter		$19.39	$20.90	$18.29	7.8%	(5.7)%
Second Quarter		19.13	20.08	18.10	5.0	(5.4)
Third Quarter		19.28	20.98	18.80	8.8	(2.5)
Fourth Quarter		19.37	20.13	17.69	3.9	(8.7)

Year Ended December 31, 2022:
First Quarter		$19.91	$20.52	$17.02	3.1%	(14.5)%
Second Quarter		19.80	20.94	16.61	5.8	(16.1)
Third Quarter		19.41	20.62	16.92	6.2	(12.8)
Fourth Quarter		19.43	20.69	16.88	6.5	(13.1)

Year Ended December 31, 2021:
First Quarter		$16.90	$15.67	$12.78	(7.3)%	(24.4)%
Second Quarter		17.57	17.89	15.70	1.8	(10.6)
Third Quarter		18.31	18.39	16.45	0.4	(10.2)
Fourth Quarter		19.96	18.63	16.97	(6.7)	(15.0)

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

* NAV has not yet been determined.

Shares of BDCs may trade at a market price that is less than the net asset value of those shares. The possibilities that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. It is not possible to predict whether any common stock offered pursuant to this prospectus supplement will trade at, above, or below net asset value. As of February 27, 2024, our shares of common stock traded at a premium equal to approximately 2.2% of the net assets attributable to those shares based upon our $19.37 net asset value per share as of December 31, 2023. It is not possible to predict whether the shares offered hereby will trade at, above, or below net asset value.

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

To maintain our tax treatment as a RIC, we generally must, among other things, distribute at least 90% of our net ordinary income and our net short-term capital gains in excess of our net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gain net income for the calendar year and (3) any net ordinary income and capital gain net income that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax. We may retain for investment some or all of our net capital gain (i.e., net long-term capital gains in excess of net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, you will be treated as if you received an actual distribution of the capital gain we retain and then reinvested the net after-tax proceeds in our common stock. You also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gain deemed distributed to you. Please refer to “Business — Election to be Taxed as a RIC” for further information regarding the consequences of our retention of net capital gain. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Business — Regulation” and “Business — Election to be Taxed as a RIC.”

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

The tax character of distributions declared and paid in 2023 is described in Note 12 to our consolidated financial statements.

Stock Performance Graph

This graph compares the stockholder return on our common stock from December 31, 2018 to December 31, 2023 with that of the Russell 2000 Financial Services Index and the Standard & Poor’s 500 Total Return Stock Index. This graph assumes that on December 31, 2018, $100 was invested in our common stock, the Russell 2000 Financial Services Index, and the Standard & Poor’s 500 Total Return Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Comparison of Cumulative Total Return
For the period December 31, 2018 to December 31, 2023
Assumes Initial Investment of $100
320.00
300.00
280.00
260.00
240.00
220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Fidus Investment Corp.
S&P 500 Index
Russell 2000 Financial Services Index

Outstanding Securities

The following table shows our outstanding classes of securities as of December 31, 2023:

(a) Title of Class	(b) Amount Authorized		(c) Amount Held by us or for Our Account	d) Amount Outstanding Exclusive of Amounts Shown Under (c)
Common Stock	100,000,000		70,540	30,438,979
SBA Debentures	$325.0 million	(1)	—	$210.0 million
Credit Facility	$100.0 million		—	$—
Notes	$250.0 million		—	$250.0 million
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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	-	(1)
Offering Expenses born by us (as a percentage of offering price)	-	(2)
Dividend reinvestment plan expenses	-	(3)
Total stockholder transaction expenses paid by us (as a percentage of offering price)	-	(4)
Annual expenses (as a percentage of net assets attributable to common stock) (5):
Base management fee	3.15%	(6)
Incentive fees payable under Investment Advisory Agreement	3.88%	(7)
Interest payments on borrowed funds	4.24%	(8)
Other expenses	1.42%	(9)
Total annual expenses, before base management fee waiver	12.69%	(10)
Base management fee waiver	(0.06%)	(11)
Total annual expenses, net of base management fee waiver	12.63%	(12)

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
(5)
Net assets attributable to common stock equals average net assets, which is calculated as the average of the net assets balances as of each quarter end during the year ended December 31, 2023 and the prior year end.
(6)
Our base management fee is 1.75% of the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts). This item represents actual base management fees incurred for the year ended December 31, 2023. We may from time to time decide it is appropriate to change the terms of the Investment Advisory Agreement. Under the 1940 Act, any material change to our Investment Advisory Agreement must be submitted to stockholders for approval. The 3.15% reflected in the table is calculated on our net assets (rather than our total assets). See Item 1. “Business — Management and Other Agreements—Investment Advisory Agreement.”
(7)
This item represents actual fees incurred on pre-incentive fee net investment income (income incentive fee) and actual fees payable for the capital gains incentive fee for the year ended December 31, 2023. The capital gains incentive fee payable as of December 31, 2023 is $3.5 million. For the year ended December 31, 2023, we accrued capital gains incentive fees (reversal) of $2.4 million in accordance with U.S. GAAP, which equals 0.46% of average net assets attributable to common stock; such amount has not been included in the estimated expenses figure reflected in the table above.

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

See Item 1. “Business — Management and Other Agreements—Investment Advisory Agreement.”

(8)
As of December 31, 2023, we had outstanding SBA debentures of $210.0 million; we had $250.0 million outstanding of our Notes; we had no outstanding borrowings under our senior secured revolving credit agreement with certain lenders party thereto and ING Capital, LLC, as administrative agent (the “Credit Facility”), which has a total commitment of $100.0 million. Interest payments on borrowed funds is based on estimated annual interest and fee expenses on outstanding SBA debentures and the Notes and outstanding borrowings under the Credit Facility as of December 31, 2023 with a weighted average stated interest rate of 4.346% as of that date. We also pay a commitment fee between 0.5% and 2.675% per annum based the unutilized commitment under our Credit Facility. We have estimated the annual interest expense on borrowed funds and caution you that our actual interest expense will depend on prevailing interest rates and our rate of borrowing, which may be substantially higher than the estimate provided in this table.
(9)
Other expenses represent our estimated annual operating expenses, as a percentage of net assets attributable to common shares estimated for the current year, including professional fees, directors’ fees, insurance costs, expenses of our dividend reinvestment plan and payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by our administrator. See Item 1. “Business — Management and Other Agreements—Administration Agreement.” Other expenses exclude interest payments on borrowed funds, income tax (provision) benefit from realized gains on investment, income tax (provision) from deemed distribution of long term capital gains, and for issuances of debt securities or preferred stock, interest payments on debt securities and distributions with respect to preferred stock. “Other expenses” are based on actual other expenses for the year ended December 31, 2023.
(10)
“Total annual expenses, before base management fee waiver” as a percentage of consolidated net assets attributable to common stock are higher than the total annual expenses percentage would be for a company that is not leveraged. We borrow money to leverage our net assets and increase our total assets.
(11)
The Board of Directors accepted a voluntary, non-contractual, and unconditional waiver from the Investment Advisor to exclude any investments recorded as secured borrowings as defined under GAAP from the base management fee payable as of December 31, 2023. The base management fee waived as of December 31, 2023 is $0.3 million.
(12)
The SEC requires that the “total annual expenses, net of base management fee waiver” percentage be calculated as a percentage of net assets (defined as total assets less total liabilities), rather than the total assets, including assets that have been purchased with borrowed amounts. If the “total annual expenses, net of base management fee waiver” percentage were calculated instead as a percentage of average consolidated total assets, our “total annual expenses, net of base management fee waiver” would be 6.56% of average consolidated total assets.

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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return	$ 122	$ 337	$ 522	$ 872

You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return resulting entirely from net realized capital gains (all of which is subject to our incentive fee on capital gains)

	$ 130	$ 359	$ 549	$ 898

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

Recent Sales of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended December 31, 2023.

Issuer Purchases of Equity Securities

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 30, 2023, the Board extended the Stock Repurchase Program through December 31, 2024, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified, or discontinued at any time. We did not make any repurchases of common stock during the years ended December 31, 2023, 2022, and 2021. Refer to Note 9 to our consolidated financial statements for additional information concerning stock repurchases.

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

Portfolio Composition, Investment Activity and Yield

During the years ended December 31, 2023 and 2022, we invested $336.7 million and $333.8 million, respectively, in debt and equity investments, including 16 and 19 new portfolio companies, respectively. During the years ended December 31, 2023 and 2022, we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $258.8 million and $194.0 million, respectively, including exits of twelve and twelve portfolio companies, respectively. The following table summarizes investment purchases and sales and repayments of investments by type for the years ended December 31, 2023 and 2022 (dollars in millions).

	Purchases of Investments				Sales and Repayments of Investments
	2023		2022		2023		2022
First Lien Debt(1)	$245.7	73.0%	$189.1	56.7%	$122.7	47.4%	$87.6	45.1%
Second Lien Debt	25.0	7.4	68.0	20.3	81.7	31.6	23.8	12.3
Subordinated Debt	42.0	12.5	66.6	20.0	10.3	4.0	2.0	1.0
Equity	24.0	7.1	10.1	3.0	44.1	17.0	78.7	40.6
Warrants	—	—	—	—	—	—	1.9	1.0
Total	$336.7	100.0%	$333.8	100.0%	$258.8	100.0%	$194.0	100.0%

(1) For the years ended December 31, 2023 and 2022, includes unitranche securities, which account for 27.1% and 36.5% of purchases, respectively. For the years ended December 31, 2023 and 2022, includes unitranche securities, which account for 2.6% and 25.9% of repayments, respectively.

As of December 31, 2023, the fair value of our investment portfolio totaled $957.9 million and consisted of 81 active portfolio companies and one portfolio company that has sold its underlying operations. As of December 31, 2023, 46 portfolio companies’ debt investments bore interest at a variable rate, which represented $629.3 million, or 75.6%, of our debt investment portfolio on a fair value basis, and the remainder of our debt investment portfolio was comprised of fixed-rate investments. Overall, the portfolio had net unrealized appreciation of $21.3 million as of December 31, 2023. As of December 31, 2023, our average active portfolio company investment at amortized cost was $11.6 million, which excludes investments in the one portfolio company that has sold its underlying operations.

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

The weighted average yield on debt investments as of December 31, 2023 and 2022 was 14.2% and 13.8%, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of December 31, 2023 and 2022, including the accretion of OID and debt investment origination fees, but excluding investments on non-accrual status, if any.

The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments (dollars in millions):

	Fair Value				Cost
	December 31,		December 31,		December 31,		December 31,
	2023		2022		2023		2022
First Lien Debt(1)	$578.1	60.3%	$456.1	53.0%	$577.7	61.6%	$453.6	54.7%
Second Lien Debt	119.5	12.5	182.9	21.3	148.8	15.9	213.7	25.8
Subordinated Debt	135.2	14.1	101.5	11.8	135.4	14.5	100.6	12.1
Equity	120.3	12.6	117.7	13.7	71.7	7.7	57.9	7.0
Warrants	4.8	0.5	2.1	0.2	3.0	0.3	2.9	0.4
Total	$957.9	100.0%	$860.3	100.0%	$936.6	100.0%	$828.7	100.0%

(1) Includes unitranche investments, which account for 37.6% and 38.5% of our portfolio on a fair value and cost basis as of December 31, 2023, respectively. Includes unitranche investments, which account for 42.1% and 43.4% of our portfolio on a fair value and cost basis as of December 31, 2022, respectively.

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	December 31,		December 31,		December 31,		December 31,
	2023		2022		2023		2022
United States
Midwest	$112.6	11.8%	$180.6	21.0%	$75.4	8.1%	$132.2	16.0%
Southeast	292.4	30.6	265.9	31.0	286.3	30.5	258.4	31.1
Northeast	181.4	18.9	127.4	14.8	176.4	18.8	134.9	16.3
West	172.7	18.0	151.5	17.6	191.5	20.5	161.9	19.5
Southwest	186.3	19.4	122.5	14.2	194.5	20.8	128.9	15.6
Canada	12.5	1.3	12.4	1.4	12.5	1.3	12.4	1.5
Total	$957.9	100.0%	$860.3	100.0%	$936.6	100.0%	$828.7	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value				Cost
	December 31,		December 31,		December 31,	December 31,
Name	2023		2022		2023	2022
Information Technology Services	33.7%		33.3%		36.0%	35.4%
Business Services	11.5		12.2		11.4	12.2
Healthcare Products	8.4		10.5		5.3	5.8
Component Manufacturing	8.0		5.7		8.2	6.1
Transportation Services	5.1		5.5		5.1	5.6
Utilities: Services	4.7		1.3		4.7	1.4
Building Products Manufacturing	4.6		4.7		5.2	5.5
Retail	4.3		2.4		4.3	3.9
Consumer Services	3.2		—		3.2	—
Healthcare Services	3.2		2.5		3.0	2.5
Aerospace & Defense Manufacturing	2.4		5.7		2.5	5.4
Promotional Products	2.3		3.0		2.2	3.0
Specialty Distribution	2.3		6.4		1.8	5.6
Environmental Industries	2.1		2.5		2.4	2.6
Consumer Products	1.8		1.6		1.9	1.7
Oil & Gas Services	1.3		1.5		1.4	1.6
Industrial Cleaning & Coatings	1.1		1.2		1.3	1.6
Restaurants	—	(1)	—	(1)	0.1	0.1
Total	100.0%		100.0%		100.0%	100.0%

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

We also have observed, and continue to observe, supply chain disruptions, labor and resource shortages, commodity inflation, elements of financial market instability (including high interest rates), an uncertain economic outlook for the United States (which may include a recession), and elements of geopolitical instability (including the ongoing war in Ukraine, U.S. and China relations, and ongoing conflict in the Middle East). In the event that the U.S. economy enters into a protracted recession, it is possible that the results of certain U.S. middle market companies could experience deterioration. We are closely monitoring the effect of such market volatility may have on our portfolio companies and our investment activities. We also are maintaining close communications with our portfolio companies and have also increased oversight of credits in vulnerable industries to mitigate any decline in loan performance and reduce credit risk.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of December 31, 2023 and 2022 (dollars in millions):

	Fair Value				Cost
	December 31,		December 31,		December 31,		December 31,
Investment Rating	2023		2022		2023		2022
1	$85.2	8.9%	$84.4	9.8%	$29.7	3.2%	$26.9	3.2%
2	774.7	80.9	699.4	81.3	764.0	81.5	682.9	82.4
3	87.2	9.1	73.9	8.6	97.4	10.4	94.4	11.4
4	10.5	1.1	0.3	—	34.3	3.7	1.6	0.2
5	0.3	—	2.3	0.3	11.2	1.2	22.9	2.8
Total	$957.9	100.0%	$860.3	100.0%	$936.6	100.0%	$828.7	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of December 31, 2023 and 2022 was 2.0 and 2.0, respectively, on a fair value basis and 2.2 and 2.2, respectively, on a cost basis.

Non-Accrual

As of December 31, 2023 and December 31, 2022, we had debt investments in three and four portfolio companies, respectively on non-accrual status (dollars in millions):

	December 31, 2023				December 31, 2022
	Fair				Fair
Portfolio Company	Value		Cost		Value		Cost
EBL, LLC (EbLens)	$—	(2)	$—	(2)	$—		$9.3
US GreenFiber, LLC	—		5.2		—		5.2
K2 Merger Agreement Agent, LLC (fka K2 Industrial Services, Inc.)	—	(2)	—	(2)	2.1		2.4
Allredi, LLC (fka Marco Group International OpCo, LLC)	—	(3)	—	(3)	8.2		10.3
Suited Connector LLC	4.3		15.9		—	(1)	—	(1)
Virtex Enterprises, LP	5.3		10.9		—	(1)	—	(1)
Total	$9.6		$32.0		$10.3		$27.2

(1) Portfolio company debt investment was not on non-accrual status as of December 31, 2022.

(2) Portfolio company debt investment was not held as of December 31, 2023.

(3) Portfolio company debt investment was not on non-accrual status as of December 31, 2023.

Discussion and Analysis of Results of Operations

Comparison of fiscal years ended December 31, 2023, 2022, and 2021

Investment Income

Below is a summary of the changes in total investment income for the years ended December 31, 2023, 2022, and 2021, as well as a comparison of those periods year-over-year (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Years Ended December 31,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$ Change	% Change (1)	$ Change	% Change (1)
Interest income	$109.9	$82.3	$73.1	$27.6	33.5%	$9.2	12.7%
Payment-in-kind interest income	6.6	1.7	4.3	4.9	298.9%	(2.6)	(61.3%)
Dividend income	1.2	1.6	2.6	(0.4)	(24.7%)	(1.0)	(38.7%)
Fee income	9.5	8.0	10.4	1.5	18.4%	(2.4)	(23.5%)
Interest on idle funds	2.9	0.5	-	2.4	436.3%	0.5	NM
Total investment income	$130.1	$94.1	$90.4	$36.0	38.2%	$3.7	4.1%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the year ended December 31, 2023, total investment income was $130.1 million, an increase of $36.0 million or 38.2%, from the $94.1 million of total investment income for the year ended December 31, 2022. As reflected in the table above, the increase is primarily attributable to the following:

•
$32.5 million increase in total interest income (which includes a $4.9 million increase in PIK interest income) resulting from an increase in average debt investment balances outstanding and a higher weighted average yield on debt investment balances outstanding during 2023 as compared to 2022.
•
$0.4 million decrease in dividend income, during 2023 as compared to 2022, due to decreased levels of distributions received from equity investments.
•
$1.5 million increase in fee income resulting from an increase in origination, management, and prepayment fee income during 2023 as compared to 2022.
•
$2.4 million increase in interest on idle funds due to an increase in average cash balances and the weighted average interest on cash balances outstanding during 2023 as compared to 2022.

For the year ended December 31, 2022, total investment income was $94.1 million, an increase of $3.7 million or 4.1%, from the $90.4 million of total investment income for the year ended December 31, 2021. As reflected in the table above, the increase is primarily attributable to the following:

•
$6.6 million increase in total interest income (which includes a $2.6 million decrease in payment-in-kind interest income) resulting from an increase in average debt investment balances outstanding and a higher weighted average yield on debt investment balances outstanding, partially offset by repayments of PIK debt investments and an increase in PIK investments on non-accrual,, during 2022 as compared to 2021.
•
$1.0 million decrease in dividend income, during 2022 as compared to 2021, due to decreased levels of distributions received from equity investments.
•
$2.4 million decrease in fee income resulting from a decrease in origination, management, and prepayment fee income during 2022 as compared to 2021.

Expenses

Below is a summary of the changes in total expenses, including income tax provision, for the years ended December 31, 2023, 2022, and 2021, as well as a comparison of those periods year-over-year (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Years Ended December 31,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$ Change	% Change (1)	$ Change	% Change (1)
Interest and financing expenses	$22.7	$18.7	$19.2	$4.0	21.9%	$(0.5)	(2.6%)
Base management fee	16.3	14.6	12.9	1.7	11.8%	1.7	13.2%
Incentive fee - income	16.5	8.3	10.3	8.2	98.7%	(2.0)	(19.0%)
Incentive fee - capital gains	2.4	(0.4)	18.2	2.8	(656.7%)	(18.6)	(102.4%)
Administrative service expenses	2.4	1.9	1.7	0.5	23.7%	0.2	10.6%
Professional fees	3.0	2.5	1.9	0.5	18.0%	0.6	29.7%
Other general and administrative expenses	1.0	0.9	0.8	0.1	3.7%	0.1	13.6%
Total expenses, before base management fee waiver	64.3	46.5	65.0	17.8	38.3%	(18.5)	(28.5%)
Base management fee waiver	(0.3)	(0.3)	(0.2)	-	NM	(0.1)	71.6%
Total expenses, net of base management fee waiver before income tax provision	64.0	46.2	64.8	17.8	38.5%	(18.6)	(28.8%)
Income tax provision	1.0	1.4	0.5	(0.4)	(27.1%)	0.9	177.4%
Total expenses, including income tax provision	$65.0	$47.6	$65.3	$17.4	36.6%	$(17.7)	(27.2%)

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the year ended December 31, 2023, total expenses, including income tax provision, were $65.0 million, an increase of $17.4 million or 36.6%, from the $47.6 million of total expenses, including income tax provision, for the year ended December 31, 2022. As reflected in the table above, the decrease is primarily attributable to the following:

•
$4.0 million increase in interest and financing expenses due an increase in SBA debentures outstanding in 2023 and an increase in weighted average interest rate on borrowings during 2023 as compared to 2022.
•
$1.7 million net increase in base management fee, including the base management fee waiver, due to higher average total assets during 2023 as compared to 2022.
•
$8.2 million net increase in the income incentive fee due to an increase in pre-incentive fee income during 2023, as compared to the same period in 2022.
•
$2.8 million increase in the capital gains incentive fee due to a $22.6 million increase in net gain on investments (net realized gains (losses) plus net change in unrealized appreciation (depreciation) on investments) during 2023, as compared to the same period in 2022.
•
$0.5 million increase in professional fees due to increased legal costs related to dead deal expenses and the equity at-the-market offering (the “ATM Program”), as well as increased audit and valuation expenses during 2023 as compared to 2022.

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
•
$0.6 million increase in professional fees due to increased legal costs for the ATM Program, as well as increased audit and tax compliance expenses during 2022 as compared to 2021, some of which is timing related to expenses for the 2022 audit and tax returns.

Net Investment Income

Net investment income was $65.1 million, $46.5 million, and $25.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Net investment income increased by $18.6 million, or 39.9%, during fiscal 2023 as compared to fiscal 2022, as a result of the $36.0 million increase in total investment income, partially offset by the $17.4 million increase in total expenses, including the base management fee waivers and income tax provision.

Net investment income increased by $21.4 million, or 85.3%, during fiscal 2022 as compared to fiscal 2021, as a result of the $17.7 million decrease in total expenses, including the base management fee waiver and income tax provision, and the $3.7 million increase in total investment income.

Net Gain (Loss) on Investments

For the year ended December 31, 2023, the total net realized gain/(loss) on investments, before income tax (provision)/benefit, was $24.1 million. Income tax (provision)/benefit from realized gains on investments was $(1.7) million for the year ended December 31, 2023. We realize a gain/(loss) on our equity investments primarily when we either sell our equity investment or the underlying portfolio company is sold. Significant realized gains (losses) for the year ended December 31, 2023 are summarized below (dollars in millions):

		Net Realized
Portfolio Company	Realization Event (1)	Gains (Losses)
The Tranzonic Companies	Escrow distribution	0.1
Rhino Assembly Company, LLC	Exit of portfolio company	2.8
ECM Industries, LLC	Exit of portfolio company	2.7
Frontline Food Services, LLC (f/k/a Accent Food Services, LLC)	Escrow distribution	0.5
EBL, LLC (EbLens)	Exit of portfolio company	(11.5)
FAR Research Inc.	Escrow distribution	0.1
Ipro Tech, LLC	Exit of portfolio company	0.4
Hallmark Health Care Solutions, Inc.	Partial sale of equity investment	9.2
K2 Merger Agreement Agent, LLC (fka K2 Industrial Services, Inc.)	Exit of portfolio company	(0.8)
NGT Acquisition Holdings, LLC (dba Techniks Industries)	Exit of portfolio company	(0.4)
Power Grid Components, Inc.	Exit of portfolio company	9.4
Road Safety Services, Inc.	Exit of portfolio company	3.9
Mirage Trailers LLC	Escrow distribution	0.4
Aeronix Inc.	Exit of portfolio company	4.9
Comply365, LLC	Partial sale of equity investment	2.2
Oaktree Medical Centre, P.C. (dba Pain Management Associates)	Escrow distribution	0.2
Net realized gain (loss) on investments		24.1
Income tax (provision) benefit from realized gains on investments		(1.7)
Net realized gain (loss), net of income tax provision, on investments		$22.4

(1) As it relates to realization events, we define an 'exit' of a portfolio company as situations where we have completely exited our position in all of the portfolio company's securities and no longer carry the portfolio company on our consolidated schedule of investments. We define a 'sale' of a portfolio company, distinguished from an exit, as situations where the underlying operations of a portfolio company have been sold, but where we retain a residual ownership interest in the legacy entity (we generally distinguish these residual portfolio company investments from 'active' portfolio company investments). We define a 'partial sale' of a portfolio company, as situations where the underlying operations of a portfolio company have been sold, but where we retain a residual ownership interest in the new acquiring entity.

For the year ended December 31, 2022, the total net realized gain/(loss) on investments, before income tax (provision)/benefit was $65.6 million. Income tax (provision)/benefit from realized gains on investments was $(1.8) million for the year ended December 31, 2022. We realize a gain/(loss) on our equity investments primarily when we either sell our equity investment or the underlying portfolio company is sold. Significant realized gains (losses) for the year ended December 31, 2022 are summarized below (dollars in millions):

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

(1) As it relates to realization events, we define an 'exit' of a portfolio company as situations where we have completely exited our position in all of the portfolio company's securities and no longer carry the portfolio company on our consolidated schedule of investments. We define a 'sale' of a portfolio company, distinguished from an exit, as situations where the underlying operations of a portfolio company have been sold, but where we retain a residual ownership interest in the legacy entity (we generally distinguish these residual portfolio company investments from 'active' portfolio company investments). We define a 'partial sale' of a portfolio company, as situations where the underlying operations of a portfolio company have been sold, but where we retain a residual ownership interest in the new acquiring entity.

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

(1) As it relates to realization events, we define an 'exit' of a portfolio company as situations where we have completely exited our position in all of the portfolio company's securities and no longer carry the portfolio company on our consolidated schedule of investments. We define a 'sale' of a portfolio company, distinguished from an exit, as situations where the underlying operations of a portfolio company have been sold, but where we retain a residual ownership interest in the legacy entity (we generally distinguish these residual portfolio company investments from 'active' portfolio company investments). We define a 'partial sale' of a portfolio company, as situations where the underlying operations of a portfolio company have been sold, but where we retain a residual ownership interest in the new acquiring entity.

During the years ended December 31, 2023, 2022, and 2021, we recorded a net change in unrealized appreciation (depreciation) on investments attributable to the following (dollars in millions):

	Year Ended December 31,
Unrealized Appreciation (Depreciation)	2023	2022	2021
Exit, sale or restructuring of investments	$(7.5)	$(60.1)	$(9.0)
Fair value adjustments to debt investments	(10.5)	(20.8)	(5.5)
Fair value adjustments to equity investments	7.6	15.2	56.0
Net change in unrealized appreciation (depreciation)	$(10.4)	$(65.7)	$41.5

Net Increase in Net Assets Resulting From Operations

Net increase in net assets resulting from operations was $77.1 million, $35.8 million, and $116.1 million for the years ended December 31, 2023, 2022, and 2021, respectively, as a result of the events described above.

Liquidity and Capital Resources

As of December 31, 2023, we had $119.1 million in cash and cash equivalents and our net assets totaled $589.5 million. We believe that our current cash and cash equivalents on hand, our Credit Facility, our continued access to SBA-guaranteed debentures, and our anticipated cash flows from investments will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of securities (including the ATM Program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. In light of current market conditions, we will continually evaluate our overall liquidity position and take proactive steps to maintain that position based on the current circumstances. This "Financial Liquidity and Capital Resources" section should be read in conjunction with the notes of our consolidated financial statements.

Cash Flows

For the year ended December 31, 2023, we experienced a net increase in cash and cash equivalents in the amount of $56.7 million. During that period, we used $(29.5) million of cash from operating activities, which included proceeds received from sales and repayments of investments of $258.9 million, which were offset by the funding of $336.7 million of investments. During the same period, we received net proceeds from the ATM Program of $110.3 million and proceeds from the issuances of SBA debentures of $62.0 million, which were partially offset by repayments of SBA debentures of $5.0 million, cash dividends paid to stockholders of $78.3 million, and the payment of deferred financing costs related to our debt financings of $1.8 million.

For the year ended December 31, 2022, we experienced a net decrease in cash and cash equivalents in the amount of $(107.1) million. During that period, we used $(105.5) million of cash from operating activities, which included proceeds received from sales and repayments of investments of $194.0 million, which were offset by the funding of $333.8 million of investments. During the same period, we received net proceeds from the ATM Program of $5.8 million and proceeds from the issuances of SBA debentures of $76.0 million, which were partially offset by repayments of SBA debentures of $30.0 million, cash dividends paid to stockholders of $49.1 million, and the payment of deferred financing costs related to our debt financings of $3.5 million.

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

SBA Debentures

The Funds are licensed to operate as SBICs, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the SBA regulations, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300% of an SBIC’s regulatory capital or $175.0 million, whichever is less. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of December 31, 2023, Fund II and Fund III had $35.0 million and $175.0 million of outstanding SBA debentures, respectively. Fund II has commenced a wind-down plan and can no longer issue additional SBA debentures. Subject to SBA regulatory requirements and approval of an additional SBIC licensed fund, we may access up to $140.0 million of additional SBA debentures under the SBIC debenture program. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company's full compliance, as determined by the SBA, with the terms and conditions under SBA regulations. For more information on the SBA debentures, please refer to Note 6 to our consolidated financial statements.

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

We have made customary representations and warranties and we are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of December 31, 2023, we were in compliance in all material respects with the terms of the Credit Agreement and there were no borrowings outstanding under the Credit Facility.

Notes

On February 2, 2018, we closed the public offering of $43.5 million in aggregate principal amount of our 5.875% notes due 2023, or the “2023 Notes.” On February 22, 2018, the underwriters exercised their option to purchase an additional $6.5 million in aggregate principal of the 2023 Notes. The total net proceeds to us from the 2023 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of $1.5 million and offering expenses of $0.4 million, were $48.1 million. On January 19, 2021, we redeemed $50.0 million in the aggregate principal amount on the issued and outstanding 2023 Notes, resulting in a realized loss on extinguishment of debt of $0.8 million.

On February 8, 2019, we closed the public offering of $60.0 million in aggregate principal amount of our 6.000% notes due 2024, or the “February 2024 Notes”. On February 19, 2019, the underwriters exercised their option to purchase an additional $9.0 million in aggregate principal of the February 2024 Notes. The total net proceeds to us from the February 2024 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of $2.1 million and offering expenses of $0.4 million, were $66.5 million. On February 16, 2021, the Company redeemed $50.0 million of the $69.0 million in aggregate principal amount on the February 2024 Notes, resulting in a realized loss on extinguishment of debt of $1.1 million. On November 2, 2021, we fully redeemed the remaining $19.0 million in aggregate principal amount on the issued and outstanding February 2024 Notes, resulting in a realized loss on extinguishment of debt of $0.3 million.

On October 16, 2019, we closed the public offering of $55.0 million in aggregate principal amount of our 5.375% notes due 2024, or the “November 2024 Notes” (and collectively with the 2023 Notes and the February 2024 Notes, the “Public Notes”). On October 23, 2019, the underwriters exercised their option to purchase an additional $8.3 million in aggregate principal of the November 2024 Notes. The total net proceeds to us from the November 2024 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of $1.9 million and offering expenses of $0.3 million, were $61.1 million. On November 2, 2021, we fully redeemed the $63.3 million in aggregate principal amount on the issued and outstanding November 2024 Notes, resulting in a realized loss on extinguishment of debt of $1.3 million.

On December 23, 2020, we closed the offering of $125.0 million in aggregate principal amount of our 4.75% notes due 2026, or the “January 2026 Notes”. The total net proceeds to us from the January 2026 Notes, based on a public offering price of 100.00% of par, after deducting underwriting discounts of $2.5 million and offering expenses of $0.4 million, were $122.1 million. The January 2026 Notes will mature on January 31, 2026 and bear interest at a rate of 4.75%. The January 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed before October 31, 2025 (the date falling three months prior to maturity" and at par thereafter. Interest on the January 2026 Notes is payable on January 31 and July 31 of each year. We do not intend to list the January 2026 Notes on any securities exchange or automated dealer quotation system. As of December 31, 2023, the outstanding principal balance of the January 2026 Notes was $125.0 million.

On October 8, 2021, we closed the offering of $125.0 million in aggregate principal amount of our 3.50% notes due 2026, or the “November 2026 Notes” (collectively with the January 2026 Notes, the “Notes”). The total net proceeds to us from the November 2026 Notes, based on a public offering price of 99.996% of par, after deducting underwriting discounts of $2.5 million and offering expenses of $0.3 million, were $122.2 million. The November 2026 Notes will mature on November 15, 2026 and bear interest at a rate of 3.50%. The November 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed before August 15, 2026 (the date falling three months prior to maturity) and at par thereafter. Interest on the November 2026 Notes is payable on May 15 and November 15 of each year. We do not intend to list the November 2026 Notes on any securities exchange or automated dealer quotation system. As of December 31, 2023, the outstanding principal balance of the November 2026 Notes was $125.0 million.

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

Secured Borrowing

As of December 31, 2023, the carrying value of secured borrowings totaled $15.9 million and the fair value of the associated loans included in investments was $15.8 million. As of December 31, 2022, carrying value of secured borrowings totaled $16.9 million and the fair value of the associated loans included in investments was $16.9 million. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets that did not meet the definition of a “participating interest.” As a result, sale treatment was not permitted and these partial loan sales were treated as secured borrowings. The weighted average interest rate on our secured borrowings was approximately 9.407% and 7.786% as of December 31, 2023 and 2022, respectively.

As of December 31, 2023, the weighted average stated interest rates for our SBA debentures and Notes were 4.226% and 4.125%, respectively. As of December 31, 2023, we had $100.0 million of unutilized commitment under our Credit Facility and we were subject to a 1.261% fee on such amount. As of December 31, 2023, the weighted average stated interest rate on total debt outstanding was 4.346%.

As a BDC, we are generally required to meet an asset coverage ratio of at least 150% (defined as the ratio which the value of our consolidated total assets, less all consolidated liabilities and indebtedness not represented by senior securities, bears to the aggregate amount of senior securities representing indebtedness), which includes borrowings and any preferred stock we may issue in the future. This requirement limits the amount that we may borrow. On April 29, 2019, our Board, including a majority of the independent directors, approved a minimum asset coverage ratio of 150% under Sections 18(a)(1) and 18(a)(2) of the 1940 Act, effective as of April 29, 2020. We have received exemptive relief from the U.S. Securities and Exchange Commission (“SEC”) to allow us to exclude the senior securities issued by the Funds from the definition of senior securities in the 150% asset coverage requirement applicable to the Company under the 1940 Act, which, in turn, will enable us to fund more investments with debt capital.

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if the Board, including the independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. On June 8, 2023, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 8, 2024 or the date of our 2024 Annual Meeting of Stockholders. Our stockholders specified that the cumulative number of shares sold in each offering during the one-year period ending on the earlier of June 8, 2024 or the date of our 2024 Annual Meeting of Stockholders may not exceed 25% of our outstanding common stock immediately prior to each such sale.

Equity ATM Program

On November 10, 2022, the Company established the at-the-market program (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through Raymond James & Associates, Inc. and B. Riley Securities, Inc., each as sales agents, shares of the Company's common stock having an aggregate offering price of up to $50.0 million. On August 11, 2023, the Company increased the maximum amount of shares to be sold through the ATM Program to $150.0 million from $50.0 million. Cumulative to date, the Company has sold 5,970,743 shares of common stock under the ATM Program at a weighted-average price of $19.72, raising $117.8 million of gross proceeds. Net proceeds were $116.2 million after commissions to the sales agents on sales sold. As of December 31, 2023, the Company had $32.2 million available under the ATM Program.

Stock Repurchase Program

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 30, 2023, the Board extended the Stock Repurchase Program through December 31, 2024, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and we cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. We did not make any repurchases of common stock during the years ended December 31, 2023, 2022, and 2021. Refer to Note 8 to our consolidated financial statements for additional information concerning stock repurchases.

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

Our Board consulted with the independent third-party valuation firm(s) in arriving at our determination of fair value for 18 and 16 of our portfolio company investments representing 29.9% and 29.5% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended December 31, 2023 and 2022, respectively) as of December 31, 2023 and 2022, respectively;

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

Recently Issued Accounting Standard

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Improvements to Income Tax Disclosures (Topic 740),” which requires disclosure of additional information pertaining to income taxes. Such changes include disclosing i) a reconciliation of the effective tax rate to statutory rate for federal, state, and foreign income taxes and ii) taxes paid (net of refunds received) should be disaggregated for federal, state and foreign taxes. The guidance is effective for annual reporting periods beginning after December 15, 2024. We are currently evaluating the impact this ASU will have on our consolidated financial position or disclosures, but we do not expect the impact to be material.

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
•

The Investment Advisor, in consultation with the Board, agreed to voluntarily waive $0.3 million, $0.3 million, and $0.2 million of the base management fees on any assets accounted for as secured borrowings as defined under GAAP for the years ended December 31, 2023, 2022, and 2021 respectively.

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

Recent Developments

On January 3, 2024, we invested $5.0 million in first lien debt, $1.5 million in preferred equity, and committed up to $2.5 million in first lien debt of Janus Health Technologies, Inc., a leading provider of SaaS-based revenue cycle management solutions to healthcare systems and outsourced RCM service providers.

On January 8, 2024, we exited our debt and equity investments in Applied Data Corporation. We received payment in full of $21.5 million on our first lien debt, which included a prepayment fee. We received a distribution on our common and preferred equity investments for a realized gain of approximately $1.5 million.

On February 13, 2024, our Board declared a regular quarterly dividend of $0.43 per share and a supplemental dividend of $0.22 per share payable March 27, 2024, to stockholders of record as of March 20, 2024.

On February 23, 2024, we invested $10.0 million in first lien debt, $0.5 million in common equity, and committed up to $1.0 million in first lien debt of a leading provider of professional food service sales and marketing service.

On February 28, 2024, we repaid $35.0 million of SBA debentures with a weighted average interest rate of 3.187% which would have matured on dates ranging from March 2026 to September 2027.

For the period from January 1, 2024, to February 28, 2024, we sold a total of 207,530 shares of our common stock under the ATM Program for gross proceeds of approximately $4.1 million and net proceeds of approximately $4.1 million, after deducting commissions to the sales agents on shares sold and offering expenses.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Uncertainty with respect to the rising interest rates, inflationary pressures, the Russia-Ukraine war and the conflict in the Middle East and the failure of financial institutions introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. The prices of securities held by us may decline in response to certain events, including those directly involving the companies in which we invest and conditions affecting the general economy, including: overall market changes, including an increase in market volatility; legislative reform; local, regional, national or global political, social or economic instability; and interest rate volatility, including the replacement of LIBOR with alternate rates and rising interest rates.

In the future, our investment income may also be affected by changes in various interest rates, including changes in alternate rates and prime rates, to the extent of any debt investments that include floating interest rates. Since March 2022, the Federal Reserve has been rapidly raising interest rates and has indicated that it may consider additional rate hikes in response to ongoing inflation concerns. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could result the United States into a recession, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR are not offset by a corresponding increase in the spread over such base rate that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to such base rate. See Item 1A. "Risk Factors – Changes in interest rates will affect our cost of capital and net investment income” and “Risk Factors – Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies.

As of December 31, 2023 and 2022, 46 and 43 portfolio companies’ debt investments, respectively, bore interest at a variable rate, which represented $629.3 million and $522.9 million of our portfolio on a fair value basis, respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Our pooled SBA debentures and our Notes bear interest at fixed rates. Our Credit Facility bears interest, at our election, at a rate per annum equal to (a) 2.675% on SOFR loans prior to satisfying certain step-down conditions (or 2.50% after satisfying certain step-down conditions, with commensurate reductions in the applicable margins for base rate loans). We pay a commitment fee that varies depending on the size of the unused portion of the Credit Facility: 2.500% to 2.675% per annum on the unused portion of the Credit Facility at or below 35% of the commitments and 0.50% per annum on any remaining unused portion of the Credit Facility between the total commitments and the 35% minimum utilization. The Credit Agreement relating to the Credit Facility contains certain covenants, including a minimum asset coverage ratio of 1.50 to 1.00 (on a regulatory basis) and a senior asset coverage ratio of no less than 2.00 to 1.00. The Credit Facility is secured by a first priority security interest in all of our assets, excluding the assets of our SBIC subsidiaries.

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

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of December 31, 2023 (dollars in millions):

	Interest Income	Interest Expense
	Increase	Increase	Net Increase	Net Investment
Basis Point Increase (Decrease)	(Decrease) (1) (2)	(Decrease) (4)	(Decrease)	Income (3)
(200)	$(12.8)	$(0.3)	$(12.5)	$(10.0)
(150)	(9.6)	(0.2)	(9.4)	(7.5)
(100)	(6.4)	(0.2)	(6.2)	(5.0)
(50)	(3.2)	(0.1)	(3.1)	(2.5)
50	3.2	0.1	3.1	2.5
100	6.5	0.2	6.3	5.0
150	9.7	0.2	9.5	7.6
200	12.9	0.3	12.6	10.1
250	16.1	0.4	15.7	12.6
300	19.4	0.5	18.9	15.1

(1)	Certain of our variable rate debt investments have a SOFR or PRIME interest rate floor, which lessens the impact of decreases in interest rates.
(2)	Interest income calculated assuming three-month SOFR rate and PRIME rate as of December 31, 2023.
(3)	Includes the impact of income incentive fee at 20.0% on net increase (decrease) in net interest.
(4)	As of December 31, 2023, we did not have any borrowings outstanding under our Credit Facility.

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of

Fidus Investment Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Fidus Investment Corporation and Subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes, which include the senior securities table, to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2023 and 2022, by correspondence with the custodians, portfolio companies or agents or by other appropriate procedures where replies from custodians, portfolio companies or agents were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Level 3 Investments

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company measures substantially all of its investments at fair value using unobservable inputs and assumptions as there is no readily available market value. Due to the use of unobservable inputs in determining fair value, these investments are classified as level 3 within the fair value hierarchy and total $957,649 thousand as of December 31, 2023.

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

•
For a select number of investments, we developed an independent fair value estimate which was compared to management’s estimate.

•
We evaluated the Company’s historical ability to estimate fair value by comparing the fair value as estimated by management against sale transactions, taking into consideration changes in market or investment specific factors, where applicable and available.

/s/ RSM US LLP

We have served as the Company's auditor since 2007.

Chicago, Illinois

February 29, 2024

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	December 31,	December 31,
	2023	2022
ASSETS
Investments, at fair value:
Control investments (cost: $6,832 and $17,915, respectively)	$—	$—
Affiliate investments (cost: $46,485 and $55,804, respectively)	83,876	101,590
Non-control/non-affiliate investments (cost: $883,312 and $754,974, respectively)	874,030	758,739
Total investments, at fair value (cost: $936,629 and $828,693, respectively)	957,906	860,329
Cash and cash equivalents	119,131	62,350
Interest receivable	11,965	11,826
Prepaid expenses and other assets	1,896	1,455
Total assets	$1,090,898	$935,960
LIABILITIES
SBA debentures, net of deferred financing costs (Note 6)	$204,472	$148,476
Notes, net of deferred financing costs (Note 6)	247,243	246,128
Borrowings under Credit Facility, net of deferred financing costs (Note 6)	(1,082)	(1,380)
Secured borrowings	15,880	16,880
Accrued interest and fees payable	5,924	4,747
Base management fee payable, net of base management fee waiver – due to affiliate	4,151	3,769
Income incentive fee payable – due to affiliate	4,570	3,035
Capital gains incentive fee payable – due to affiliate	17,509	22,659
Administration fee payable and other – due to affiliate	789	576
Taxes payable	1,227	9,937
Accounts payable and other liabilities	741	790
Total liabilities	$501,424	$455,617
Commitments and contingencies (Note 7)
NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 30,438,979 and 24,727,788 shares issued and
outstanding at December 31, 2023 and December 31, 2022, respectively)	$31	$25
Additional paid-in capital	504,298	395,916
Total distributable earnings	85,145	84,402
Total net assets	589,474	480,343
Total liabilities and net assets	$1,090,898	$935,960
Net asset value per common share	$19.37	$19.43

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations

(in thousands, except shares and per share data)

	Years Ended December 31,
	2023	2022	2021
Investment Income:
Interest income
Control investments	$—	$—	$3,735
Affiliate investments	4,026	3,464	2,695
Non-control/non-affiliate investments	105,921	78,880	66,648
Total interest income	109,947	82,344	73,078
Payment-in-kind interest income
Control investments	—	—	2,117
Affiliate investments	—	30	368
Non-control/non-affiliate investments	6,634	1,633	1,809
Total payment-in-kind interest income	6,634	1,663	4,294
Dividend income
Control investments	—	—	568
Affiliate investments	519	725	1,172
Non-control/non-affiliate investments	696	889	895
Total dividend income	1,215	1,614	2,635
Fee income
Control investments	—	—	1,872
Affiliate investments	65	457	385
Non-control/non-affiliate investments	9,385	7,525	8,174
Total fee income	9,450	7,982	10,431
Interest on idle funds	2,864	534	8
Total investment income	130,110	94,137	90,446
Expenses:
Interest and financing expenses	22,749	18,665	19,164
Base management fee	16,288	14,568	12,874
Incentive fee - income	16,529	8,318	10,266
Incentive fee (reversal) - capital gains	2,405	(432)	18,196
Administrative service expenses	2,353	1,902	1,719
Professional fees	2,906	2,463	1,899
Other general and administrative expenses	1,031	994	875
Total expenses before base management fee waiver	64,261	46,478	64,993
Base management fee waiver	(287)	(302)	(176)
Total expenses, net of base management fee waiver	63,974	46,176	64,817
Net investment income before income taxes	66,136	47,961	25,629
Income tax provision (benefit)	1,030	1,412	509
Net investment income	65,106	46,549	25,120
Net realized and unrealized gains (losses) on investments:
Net realized gains (losses):
Control investments	(11,458)	48	20,521
Affiliate investments	546	39,833	124
Non-control/non-affiliate investments	34,983	25,754	35,163
Total net realized gain (loss) on investments	24,071	65,635	55,808
Income tax (provision) benefit from realized gains on investments	(1,662)	(1,841)	(2,057)
Income tax (provision) from deemed distribution of long term capital gains	—	(8,568)	—
Net change in unrealized appreciation (depreciation):
Control investments	11,083	(13,233)	34
Affiliate investments	(8,395)	(35,979)	32,207
Non-control/non-affiliate investments	(13,047)	(16,490)	9,255
Total net change in unrealized appreciation (depreciation) on investments	(10,359)	(65,702)	41,496
Net gain (loss) on investments	12,050	(10,476)	95,247
Realized losses on extinguishment of debt	(23)	(251)	(4,263)
Net increase (decrease) in net assets resulting from operations	$77,133	$35,822	$116,104
Per common share data:
Net investment income per share-basic and diluted	$2.47	$1.90	$1.03
Net increase in net assets resulting from operations per share — basic and diluted	$2.93	$1.46	$4.75
Dividends declared per share	$2.88	$2.00	$1.60
Weighted average number of shares outstanding — basic and diluted	26,365,269	24,468,172	24,437,400

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets

(in thousands, except shares)

	Common Stock			Additional	Total
	Number of	Par		paid-in	distributable	Total net
	shares	value		capital	earnings	assets
Balances at December 31, 2020	24,437,400	$24		$363,982	$46,754	$410,760
Net investment income	—	—		—	25,120	25,120
Net realized gain (loss) on investments, net of taxes	—	—		—	53,751	53,751
Net unrealized appreciation (depreciation) on investments	—	—		—	41,496	41,496
Realized losses on extinguishment of debt	—	—		—	(4,263)	(4,263)
Dividends declared	—	—		—	(39,100)	(39,100)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—		(2,175)	2,175	—
Balances at December 31, 2021	24,437,400	$24		$361,807	$125,933	$487,764
Public offering of common stock, net of expenses	290,388	1		5,808	—	5,809
Net investment income	—	—		—	46,549	46,549
Net realized gain (loss) on investments, net of taxes	—	—		—	63,794	63,794
Net unrealized appreciation (depreciation) on investments	—	—		—	(65,702)	(65,702)
Realized losses on extinguishment of debt	—	—		—	(251)	(251)
Dividends declared	—	—		—	(49,052)	(49,052)
Deemed distribution of long term capital gains	—	—		32,233	(40,801)	(8,568)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—		(3,932)	3,932	—
Balances at December 31, 2022	24,727,788	$25		$395,916	$84,402	$480,343
Public offering of common stock, net of expenses	5,680,355	6		110,319	—	110,325
Shares issued under dividend reinvestment plan	30,836	0	*	603	—	603
Net investment income	—	—		—	65,106	65,106
Net realized gain (loss) on investments, net of taxes	—	—		—	22,409	22,409
Net unrealized appreciation (depreciation) on investments	—	—		—	(10,359)	(10,359)
Realized losses on extinguishment of debt					(23)	(23)
Dividends declared	—	—		—	(78,930)	(78,930)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—		(2,540)	2,540	—
Balances at December 31, 2023	30,438,979	$31		$504,298	$85,145	$589,474
*amount is greater than zero but less than one

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$77,133	$35,822	$116,104
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Net change in unrealized (appreciation) depreciation on investments	10,359	65,702	(41,496)
Net realized (gain) loss on investments	(24,071)	(65,635)	(55,808)
Interest and dividend income paid-in-kind	(6,634)	(1,663)	(4,399)
Accretion of original issue discount	(461)	(242)	(755)
Accretion of loan origination fees	(2,504)	(1,625)	(2,512)
Purchase of investments	(336,741)	(333,846)	(346,737)
Proceeds from sales and repayments of investments	258,875	193,980	472,782
Proceeds from loan origination fees	3,600	2,124	2,670
Realized losses on extinguishment of debt	23	251	4,263
Amortization of deferred financing costs	2,146	2,104	2,215
Amortization of deferred equity financing costs	60	3	—
Changes in operating assets and liabilities:
Interest receivable	(139)	(3,595)	(683)
Prepaid expenses and other assets	(501)	(1,045)	602
Accrued interest and fees payable	1,177	79	1,168
Base management fee payable, net of base management fee waiver – due to affiliate	382	634	(109)
Income incentive fee payable – due to affiliate	1,535	413	12
Capital gains incentive fee (reversal) – due to (from) affiliate	(5,150)	(6,568)	18,196
Administration fee payable and other – due to (from) affiliate	213	(92)	92
Taxes payable	(8,710)	7,527	2,135
Accounts payable and other liabilities	(49)	135	161
Net cash provided by (used for) operating activities	(29,457)	(105,537)	167,901
Cash Flows from Financing Activities:
Proceeds from common stock offerings, net of expenses	110,325	5,809	—
Proceeds received from SBA debentures	62,000	76,000	23,500
Repayments of SBA debentures	(5,000)	(30,000)	(63,500)
Proceeds received from issuance of Notes	—	—	125,000
Principal payments on Notes	—	—	(182,250)
Proceeds received from (repayments of) Secured Borrowings, net	(1,000)	(757)	17,637
Payment of deferred financing costs	(1,760)	(3,530)	(4,079)
Dividends paid to stockholders, including expenses	(78,327)	(49,052)	(39,100)
Net cash provided by (used for) financing activities	86,238	(1,530)	(122,792)
Net increase (decrease) in cash and cash equivalents	56,781	(107,067)	45,109
Cash and cash equivalents:
Beginning of period	62,350	169,417	124,308
End of period	$119,131	$62,350	$169,417
Supplemental information and non-cash activities:
Cash payments for interest	$19,426	$16,482	$15,781
Cash payments for taxes, net of tax refunds received	$11,402	$4,294	$431

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2023

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets

Control Investments (t)
US GreenFiber, LLC (n)	Building Products Manufacturing
Second Lien Debt (j)(y)			10.00%/3.00%	7/3/2014	8/30/2024	$5,226	$5,223	$—
Common Equity (2,522 units) (h)(j)				7/3/2014			585	—
Common Equity (425,508 units) (j)				8/30/2019			1	—
Common Equity (1,022,813 units) (h)(j)				7/1/2020			1,023	—
							6,832	—	0%

Total Control Investments							$6,832	$—	0%

Affiliate Investments (l)
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	Building Products Manufacturing
Subordinated Debt (j)			10.00%/0.00%	12/31/2021	12/31/2027	$9,602	$9,602	$9,602
Common Equity (5,690 units) (h)(j)				12/31/2021			5,690	6,708
Common Equity (7,113 units) (h)(j)				12/31/2021			7,113	8,280
Common Equity (2,012 units) (h)(j)				12/31/2021			-	-
							22,405	24,590	4%
Medsurant Holdings, LLC	Healthcare Services
Preferred Equity (84,997 units) (h)(j)				4/12/2011			644	1,305
Warrant (252,588 units) (h)(j)(m)				4/12/2011			2,258	4,625
							2,902	5,930	1%
Pfanstiehl, Inc.	Healthcare Products
Common Equity (2,550 units) (j)				3/29/2013			255	33,321	6%

Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	Aerospace & Defense Manufacturing
First Lien Debt (k)(ag)		(S + 5.75%) / (1.00%)	11.36%/0.00%	2/12/2021	2/11/2026	15,000	14,952	14,003
Common Equity (12,035 units) (j)				8/25/2021			1,204	111
Common Equity (38,493 units) (j)				12/16/2022			2,609	—
Common Equity (6,783 units) (j)				7/10/2023			686	686
Common Equity (4,663 units) (j)				9/16/2022			472	521
							19,923	15,321	2%
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Common Equity (1,000,000 units)				11/12/2015			1,000	4,714	1%

Total Affiliate Investments							$46,485	$83,876	14%

Non-control/Non-affiliate Investments
2KDirect, Inc. (dba iPromote)	Information Technology Services
First Lien Debt (k)(at)		(S + 7.25%) / (0.50%)	12.80%/0.00%	6/25/2021	6/25/2026	$10,815	$10,772	$10,815
First Lien Debt (j)(aa)		(S + 7.25%) / (0.50%)	9.05%/0.00%	7/30/2021	6/25/2026	3,328	3,328	3,328
Common Equity (1,000,000 units)				6/25/2021			1,000	616
							15,100	14,759	3%
301 Edison Holdings Inc. (dba LGG Industrial)	Specialty Distribution
First Lien Debt (j)			11.75%/1.50%	11/14/2023	11/13/2028	13,027	12,868	12,868
Preferred Equity (518,135 units) (j)				11/14/2023			1,000	1,000
							13,868	13,868	2%
Acendre Midco, Inc.	Information Technology Services
First Lien Debt (j)		(S + 7.75%) / (0.50%)	13.41%/0.00%	10/6/2021	10/6/2026	5,459	5,450	5,459
First Lien Debt (j)		(S + 7.75%) / (0.50%)	13.41%/0.00%	10/6/2021	10/6/2026	12,406	12,369	12,406
Revolving Loan ($250 unfunded commitment) (i)(j)		(S + 7.75%) / (0.50%)	13.41%/0.00%	10/6/2021	10/6/2026	750	750	750
Common Equity (500,000 shares) (j)				10/6/2021			371	475
Warrant (150,000 shares) (j)(m)				10/6/2021			128	143
Preferred Equity (77,016 shares) (j)				9/26/2022			88	143
							19,156	19,376	3%
Ad Info Parent, Inc. (dba MediaRadar)	Information Technology Services
First Lien Debt (j)		(S + 6.25%) / (1.00%)	11.75%/0.00%	11/1/2023	9/16/2029	12,500	12,431	12,432
Revolving Loan ($1,442 unfunded commitment) (i)(j)		(S + 6.25%) / (1.00%)	11.75%/0.00%	11/1/2023	9/16/2029	—	(8)	—
Preferred Equity (1,250,000 units) (j)				11/1/2023			1,250	1,250
							13,673	13,682	2%
Aldinger Company	Business Services
First Lien Debt (ae)		(S + 6.50%) / (2.00%)	11.89%/0.00%	6/30/2023	6/29/2029	13,780	13,683	13,780
Common Equity (7,883 units)				6/30/2023			—	205
Preferred Equity (7,883 units)				6/30/2023			788	788
							14,471	14,773	3%
Allredi, LLC (fka Marco Group International OpCo, LLC)	Industrial Cleaning & Coatings
Second Lien Debt			5.00%/10.00%	3/2/2020	9/2/2026	11,415	11,362	9,924
Common Equity (570,636 units) (h)(j)				7/21/2017			637	127
Common Equity (39,443 units) (h)(j)				11/24/2021			22	32
Common Equity (524,624units) (h)(j)				8/3/2023			45	109
							12,066	10,192	2%
American AllWaste LLC (dba WasteWater Transport Services)	Environmental Industries
First Lien Debt (j)(p)		(S + 6.50%) / (1.00%)	12.16%/0.00%	6/28/2021	6/28/2026	21,183	21,008	19,634
First Lien Debt (j)(o)		(S + 4.00%) / (1.00%)	9.66%/0.00%	6/28/2021	6/28/2026	330	330	304
Preferred Equity (500 units) (h)(j)				5/31/2018			500	—
Preferred Equity (207 units) (h)(j)				8/6/2019			250	—
Preferred Equity (141 units) (h)(j)				11/2/2020			171	—
Preferred Equity (74 units) (h)(j)				12/29/2021			97	—
							22,356	19,938	3%
AmeriWater, LLC	Component Manufacturing
First Lien Debt (af)		(S + 6.25%) / (1.00%)	11.60%/0.00%	7/8/2022	7/8/2027	7,613	7,580	7,613
Subordinated Debt (j)			7.00%/7.00%	7/8/2022	1/8/2028	2,220	2,213	2,220
Common Equity (1,000 units) (h)(j)				7/8/2022			1,000	1,203
							10,793	11,036	2%
AOM Intermediate Holdco, LLC (dba AllOver Media)	Information Technology Services
Common Equity (1,232 units) (h)(j)				2/1/2022			1,372	1,600	0%

APM Intermediate Holdings, LLC (dba Artistic Paver Manufacturing, Inc.)	Building Products Manufacturing
First Lien Debt (ai)		(S + 7.00%) / (2.00%)	12.39%/0.00%	11/8/2022	11/8/2027	18,200	18,093	18,047
Common Equity (1,200 units) (h)(j)				11/8/2022			1,200	1,323
							19,293	19,370	3%
Applied Data Corporation	Information Technology Services
First Lien Debt (k)(v)		(S + 6.25%) / (1.50%)	11.84%/0.00%	11/6/2020	11/6/2025	21,505	21,434	21,505
Common Equity (24 units)				11/6/2020			66	1,260
Preferred Equity (1,184,711 units)				11/6/2020			1,185	1,460
							22,685	24,225	4%
Auto CRM LLC (dba Dealer Holdings)	Information Technology Services
First Lien Debt (am)		(P + 5.50%) / (3.25%)	14.00%/0.85%	10/1/2021	10/1/2026	7,647	7,606	7,647
Subordinated Debt			0.00%/14.50%	10/1/2021	12/31/2026	677	674	677
Common Equity (500 units) (j)				10/1/2021			500	237
							8,780	8,561	1%
Bad Boy Mowers JV Acquisition, LLC	Consumer Products

Subordinated Debt (k)			9.00%/4.50%	11/9/2023	11/9/2030	13,087	13,006	13,007
Preferred Equity (13,000 units) (j)				11/9/2023			1,300	1,300
							14,306	14,307	2%
Barefoot Mosquito and Pest Control, LLC	Consumer Services
First Lien Debt (k)		(S + 7.00%) / (2.00%)	12.37%/0.00%	12/22/2023	12/22/2029	29,000	28,822	28,822
Revolving Loan ($1,500 unfunded commitment) (i)(j)		(S + 7.00%) / (2.00%)	12.37%/0.00%	12/22/2023	12/22/2029	—	—	—
Common Equity (3,974 units) (h)(j)				12/22/2023			—	—
Preferred Equity (15,000 units) (h)(j)				12/22/2023			1,500	1,500
							30,322	30,322	5%
BCM One Group Holdings, Inc.	Information Technology Services
Subordinated Debt (j)			11.75%/0.00%	11/17/2021	11/17/2028	18,333	18,201	18,333	3%

Bedford Precision Parts LLC	Specialty Distribution
Common Equity (500,000 units) (h)(j)				3/12/2019			484	377	0%

BP Thrift Buyer, LLC (dba myUnique and Ecothrift)	Retail
First Lien Debt (j)(al)		(S + 5.75%) / (1.50%)	11.14%/0.00%	9/13/2022	9/13/2027	20,000	19,657	20,000
First Lien Debt (j)		(S + 5.75%) / (1.50%)	8.89%/0.00%	5/12/2023	9/13/2027	1,911	1,911	1,911
Common Equity (1,000 units) (j)				9/13/2022			960	1,432
							22,528	23,343	4%
BurgerFi International, LLC (dba BurgerFi) (ad)	Restaurants
Common Equity (14,201 units) (j)(ao)				11/3/2022			521	12
Preferred Equity (9,787 units) (j)(ao)				11/3/2022			49	245
							570	257	0%
Cardback Intermediate, LLC (dba Chargeback Gurus)	Information Technology Services
First Lien Debt (j)(ah)		(S + 6.50%) / (0.75%)	12.16%/0.00%	8/10/2021	8/10/2026	11,734	11,693	11,734
Common Equity (495 shares) (j)				8/10/2021			125	—
Preferred Equity (495 shares) (j)				8/10/2021			125	243
							11,943	11,977	2%
Choice Technology Solutions, LLC (dba Choice Merchant Solutions, LLC)	Information Technology Services
First Lien Debt (j)		(S + 7.25%) / (1.00%)	12.89%/0.00%	4/1/2022	4/1/2027	8,500	8,469	8,500
Revolving Loan ($1,000 unfunded commitment) (i)(j)		(S + 6.25%) / (1.00%)	11.89%/0.00%	4/1/2022	4/1/2027	—	—	—
Preferred Equity (500,000 units) (h)(j)				8/21/2023			500	688
							8,969	9,188	2%
CIH Intermediate, LLC	Business Services
Subordinated Debt (k)			10.00%/1.00%	3/3/2022	3/3/2028	13,891	13,797	13,891
Common Equity (563 shares) (j)				3/3/2022			400	1,396
Preferred Equity (563 shares) (j)				3/3/2022			400	921
							14,597	16,208	3%
Comply365, LLC	Aerospace & Defense Manufacturing
Common Equity (868,922 units)				12/22/2023			2,576	2,576	0%

CRS Solutions Holdings, LLC (dba CRS Texas)	Business Services
Common Equity (574,929 units) (h)(j)				6/28/2022			272	50	0%

CTM Group, Inc.	Business Services
First Lien Debt		(S + 6.75%) / (1.00%)	12.29%/0.00%	2/28/2023	11/30/2026	7,940	7,816	7,940
Subordinated Debt			11.50%/2.00%	2/28/2023	11/30/2027	2,034	2,014	2,034
Common Equity (400,000 units)				2/28/2023			400	485
							10,230	10,459	2%
Dataguise, Inc.	Information Technology Services
Subordinated Debt (j)			11.00%/2.00%	12/30/2022	11/23/2027	21,875	21,835	21,875
Common Equity (909 shares) (j)				12/31/2020			1,500	1,311
							23,335	23,186	4%
Dealerbuilt Acquisition, LLC	Information Technology Services
First Lien Debt (ac)		(S + 5.75%) / (4.00%)	11.15%/1.00%	7/21/2023	7/21/2026	13,130	13,048	13,048
Subordinated Debt (j)			7.50%/7.50%	7/21/2023	1/21/2027	5,172	5,145	5,145
Common Equity (1,000 Units) (h)(j)				7/21/2023			—	—
Preferred Equity (1,000 Units) (h)(j)				7/21/2023			1,000	1,000
							19,193	19,193	3%
Detechtion Holdings, LLC	Information Technology Services
First Lien Debt (k)		(S + 5.75%) / (2.25%)	11.14%/2.00%	6/21/2023	6/21/2028	17,689	17,597	17,689
Subordinated Debt (j)			0.00%/14.00%	6/21/2023	6/21/2028	2,154	2,144	2,154
Common Equity (500,000 units) (h)(j)				6/21/2023			500	538
							20,241	20,381	3%
Diversified Search LLC	Business Services
First Lien Debt (k)(r)		(S + 6.50%) / (1.00%)	12.11%/0.00%	2/7/2019	9/30/2025	24,155	24,083	24,155
Common Equity (573 units) (h)(j)				2/7/2019			552	436
							24,635	24,591	4%
Education Incites, LLC (dba Acceleration Academies)	Business Services
Second Lien Debt			12.75%/0.00%	10/31/2022	10/29/2027	6,000	5,978	6,000	1%

Elements Brands, LLC	Consumer Products
First Lien Debt			12.25%/0.00%	12/31/2020	6/30/2024	1,525	1,517	1,525
Revolving Loan (j)			12.25%/0.00%	12/31/2020	6/30/2024	1,500	1,497	1,500
							3,014	3,025	1%
Fishbowl Solutions, LLC	Information Technology Services
First Lien Debt (ar)		(S + 7.75%) / (1.00%)	13.40%/0.00%	3/25/2022	3/25/2027	14,174	14,103	14,174	2%

Global Plasma Solutions, Inc.	Component Manufacturing
Subordinated Debt (j)			0.00%/18.80%	3/31/2023	3/18/2024	208	208	208
Common Equity (947 shares) (j)				9/21/2018			52	48
							260	256	0%
GMP HVAC, LLC (dba McGee Heating & Air, LLC)	Utilities: Services
First Lien Debt (j)		(S + 7.00%) / (2.00%)	12.38%/0.00%	12/8/2023	12/8/2028	3,000	2,983	2,983
Revolving Loan ($1,000 unfunded commitment) (i)(j)		(S + 7.00%) / (2.00%)	12.38%/0.00%	12/8/2023	12/8/2028	—	(6)	—
Preferred Equity (1,000 units) (h)(j)				12/8/2023			1,000	1,000
							3,977	3,983	1%
GP&C Operations, LLC (dba Garlock Printing and Converting)	Component Manufacturing
Common Equity (515,625 units) (h)(j)				1/22/2021			516	427	0%

Green Cubes Technology, LLC (dba Green Cubes)	Information Technology Services
First Lien Debt (j)		(S + 13.00%) / (0.00%)	18.53%/0.00%	12/17/2021	12/17/2024	12,000	11,977	12,000	2%

Gurobi Optimization, LLC	Information Technology Services
Common Equity (3 shares)				12/19/2017			563	3,255	1%

Haematologic Technologies, Inc.	Healthcare Services
First Lien Debt (x)		(S + 8.25%) / (2.00%)	13.85%/0.00%	10/11/2019	10/11/2024	5,385	5,378	5,329
Common Equity (630 units) (h)(j)				10/11/2019			630	—
Common Equity (89 units) (h)(j)				6/26/2023			89	42
							6,097	5,371	1%
Hallmark Health Care Solutions, Inc.	Healthcare Services
Common Equity (3,645,752units) (j)				9/18/2023			3,645	3,646	1%

Healthfuse, LLC	Healthcare Services
Preferred Equity (197,980 units)				11/13/2020			749	1,721	0%

Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt (k)			12.50%/1.00%	4/25/2023	6/30/2028	20,140	19,880	20,140
Common Equity (5,837 units)				3/23/2016			390	1,385
Common Equity (637 units) (j)				8/7/2023			102	151
Preferred Equity (868 units) (j)				10/16/2020			154	309
							20,526	21,985	4%
IBH Holdings, LLC (fka Inflexxion, Inc.)	Business Services
Common Equity (150,000 units)				6/20/2018			—	9	0%

ISI PSG Holdings, LLC (dba Incentive Solutions, Inc.)	Business Services
First Lien Debt (j)(aj)		(S + 7.50%) / (0.50%)	13.00%/0.00%	4/5/2021	4/5/2026	11,517	11,470	11,517
First Lien Debt (j)(an)		(S + 7.50%) / (0.50%)	9.50%/0.00%	6/30/2021	4/5/2026	12,222	12,221	12,168
Common Equity (256,964 units) (h)(j)				4/5/2021			500	553
							24,191	24,238	4%
The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Common Equity (855 shares) (j)				12/8/2017			933	7	0%

Level Education Group, LLC (dba CE4Less)	Business Services
First Lien Debt (ak)		(S + 5.75%) / (2.00%)	11.41%/0.00%	4/1/2021	4/1/2026	4,622	4,604	4,622
Common Equity (1,000,000 units) (j)				4/1/2021			1,000	1,458
							5,604	6,080	1%
LifeSpan Biosciences, Inc.	Healthcare Products
Subordinated Debt (j)			11.50%/0.00%	3/19/2021	9/19/2026	16,000	15,959	15,102
Common Equity (100 shares) (j)				3/19/2021			1,000	442
							16,959	15,544	3%
Magenta Buyer LLC (dba Trellix)	Information Technology Services
Second Lien Debt (j)		(S + 8.25%) / (0.75%)	13.89%/0.00%	7/19/2022	7/27/2029	7,182	6,864	5,103	1%

MBS Opco, LLC (dba Marketron)	Information Technology Services
First Lien Debt (j)		(S + 8.50%) / (1.50%)	14.16%/0.00%	9/29/2022	9/28/2026	27,000	26,907	27,000	5%

MDME Holding Corp.	Healthcare Products
First Lien Debt		(S + 6.25%) / (1.00%)	11.75%/0.00%	8/31/2023	8/3/2027	11,893	11,806	11,806
Common Equity (4,735 units) (j)				9/18/2023			—	—
Preferred Equity (12,500 units) (j)				9/18/2023			1,250	1,250
							13,056	13,056	2%
Micronics Filtration Holdings, Inc. (dba Micronics Engineered Filtration Group, Inc.)	Component Manufacturing
First Lien Debt (j)(as)		(S + 5.50%) / (0.50%)	10.84%/0.00%	2/17/2022	2/17/2027	20,636	19,873	20,636
First Lien Debt (au)		(S + 5.50%) / (0.50%)	10.84%/0.00%	2/17/2022	2/17/2027	9,364	9,314	9,364
Common Equity (14,400 units) (j)				2/17/2022			1,440	5,440
							30,627	35,440	7%
Netbase Solutions, Inc. (dba Netbase Quid)	Information Technology Services
First Lien Debt (k)(ap)		(P + 4.00%) / (3.25%)	12.50%/0.00%	11/18/2021	11/18/2025	16,708	16,650	16,459	3%

NWS Technologies, LLC	Utilities: Services
First Lien Debt (u)		(S + 8.00%) / (2.50%)	13.39%/0.00%	6/20/2023	6/16/2028	17,000	16,773	17,000
Common Equity (1 unit) (h)(j)				6/20/2023			1,125	946
Preferred Equity (0.375 units) (h)(j)				6/20/2023			375	387
							18,273	18,333	3%
OnePath Systems, LLC	Information Technology Services
First Lien Debt (s)		(S + 7.50%) / (1.00%)	12.83%/0.00%	9/30/2022	9/30/2027	11,000	10,938	11,000
Common Equity (732,542 shares) (j)				9/30/2022			500	704
							11,438	11,704	2%
Palmetto Moon, LLC	Retail
Common Equity (499 units) (j)				11/3/2016			265	306	0%

Pinnergy, Ltd.	Oil & Gas Services
Subordinated Debt (j)			9.00%/0.00%	6/30/2022	6/30/2027	12,850	12,798	12,850	2%

Pool & Electrical Products, LLC	Specialty Distribution
Common Equity (15,000 units) (h)(j)				10/28/2020			549	4,649	1%

PowerGrid Services Acquisition, LLC	Utilities: Services
Second Lien Debt (j)		(S + 9.50%) / (1.00%)	15.15%/0.00%	9/21/2021	3/21/2029	10,831	10,793	10,831
Common Equity (5,341 units) (h)(j)				9/21/2021			534	561
							11,327	11,392	2%
Prime AE Group, Inc.	Business Services
First Lien Debt (j)(ab)		(S + 7.25%) / (2.00%)	12.72%/0.00%	11/25/2019	11/25/2024	5,833	5,798	5,833
Preferred Equity (900,000 shares) (j)				11/25/2019			900	348
							6,698	6,181	1%
Puget Collision, LLC	Retail
First Lien Debt (k)		(S + 8.50%) / (1.00%)	13.84%/0.00%	4/28/2023	9/12/2027	17,546	17,465	17,546	4%

QED Technologies International, Inc.	Component Manufacturing
First Lien Debt (q)		(S + 6.25%) / (1.50%)	11.14%/0.50%	3/1/2023	3/1/2028	17,348	17,240	17,348
Common Equity (140 shares) (j)				2/28/2023			1,402	1,923
							18,642	19,271	3%
Quest Software US Holdings Inc.	Information Technology Services
Second Lien Debt (j)		(S + 7.50%) / (0.50%)	13.03%/0.00%	3/1/2022	2/1/2030	20,000	19,450	14,927	3%

R1 Holdings, LLC (dba RoadOne IntermodaLogistics)	Transportation services
First Lien Debt ($1,596 unfunded commitment) (j)(w)		(S + 6.25%) / (1.00%)	11.72%/0.00%	12/30/2022	12/30/2028	6,343	6,162	6,343
Subordinated Debt ($417 unfunded commitment) (j)(w)			8.75%/5.00%	12/30/2022	6/30/2029	1,403	1,363	1,403
Common Equity (280,000 units) ($70 unfunded commitment) (j)				12/30/2022			280	317
							7,805	8,063	1%
Sonicwall US Holdings, Inc.	Information Technology Services
Second Lien Debt (j)		(S + 7.50%) / (0.00%)	13.01%/0.00%	9/6/2022	5/18/2026	3,581	3,391	3,356	1%

Suited Connector LLC	Information Technology Services
Second Lien Debt (j)(y)			0.00%/12.00%	10/29/2021	6/1/2028	16,000	15,933	4,324
Common Equity (56,382 units) (h)(j)				12/1/2021			836	—
							16,769	4,324	1%
Tedia Company, LLC	Healthcare Products
First Lien Debt (j)		(S + 7.75%) / (1.00%)	13.41%/0.00%	3/4/2022	3/4/2027	15,600	15,545	15,600
Revolving Loan ($2,400 unfunded commitment) (j)(i)		(S + 7.75%) / (1.00%)	13.41%/0.00%	3/4/2022	3/4/2027	—	(14)	—
Subordinated Debt (j)			7.25%/7.25%	3/4/2022	9/4/2027	2,857	2,847	2,727
Preferred Equity (1,000 units) (h)(j)				3/4/2022			1,000	432
							19,378	18,759	3%
Tiger Calcium Services Inc. (aq)	Transportation services
Second Lien Debt (j) (ao)			12.50%/0.00%	12/21/2022	5/31/2025	12,500	12,464	12,500	2%

UBEO, LLC	Business Services
Common Equity (705,000 units) (h)(j)				4/3/2018			655	1,935	0%

United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)(j)				4/1/2012			1,008	—
Warrant (57,469 units) (j)(m)				3/5/2012			566	—
							1,574	—	0%
US Fertility Enterprises, LLC	Healthcare Services
Subordinated Debt (j)			0.00%/13.75%	5/19/2023	6/1/2028	13,614	13,284	13,614	2%

USG AS Holdings, LLC	Utilities: Services
First Lien Debt (j)		(S + 8.50%) / (2.50%)	14.04%/0.00%	2/23/2023	2/23/2028	10,000	9,917	10,000
Common Equity (Units N/A) (j)				2/21/2023			455	959
							10,372	10,959	2%
Virginia Tile Company, LLC	Specialty Distribution
Common Equity (17 units) (j)				12/19/2014			181	1,330	0%

Virtex Enterprises, LP	Component Manufacturing
Second Lien Debt (y)		(S + 9.75%) / (2.50%)	5.46%/9.75%	4/13/2022	6/30/2026	11,002	10,906	5,340
Subordinated Debt		(S + 4.00%) / (2.50%)	9.46%/0.00%	9/20/2023	12/31/2025	359	357	331
							11,263	5,671	1%
White Label Communication, LLC	Information Technology Services
First Lien Debt (j)		(S + 6.25%) / (1.00%)	11.66%/0.00%	10/11/2023	10/11/2029	17,500	17,405	17,405
Common Equity (536units) (h)(j)				10/11/2023			—	—
Preferred Equity (5,000 units) (h)(j)				10/11/2023			500	500

							17,905	17,905	3%
Winona Foods, Inc.	Specialty Distribution
First Lien Debt (j)		(S + 11.00%) / (6.00%)	12.00%/5.00%	12/13/2023	6/13/2027	2,005	1,976	1,976	0%

Wonderware Holdings, LLC (dba CORE Business Technologies)	Information Technology Services
First Lien Debt (k)(z)		(S + 7.00%) / (1.00%)	12.59%/0.00%	2/10/2021	2/9/2026	8,316	8,291	8,316	1%

Worldwide Express Operations, LLC	Transportation services
Second Lien Debt (j)		(S + 7.00%) / (0.75%)	12.61%/0.00%	8/2/2021	7/26/2029	27,497	26,562	27,116
Common Equity (795,000units) (j)				7/21/2021			795	776
Common Equity (752,380 units) (h)(j)				7/26/2021			225	607
							27,582	28,499	5%
Zonkd, LLC	Component Manufacturing
First Lien Debt (j)		(S + 10.00%) / (1.00%)	16.63%/0.00%	3/18/2022	3/18/2027	4,300	4,152	4,300
Common Equity (4,987 units) (h)(j)				3/18/2022			154	457
							4,306	4,757	1%

Total Non-control/Non-affiliate Investments							$883,312	$874,030	149%

Total Investments							$936,629	$957,906	163%

Money market funds (included in cash and cash equivalents)
Goldman Sachs Financial Square Treasury Obligation Institution CUSIP (38141W323) (ad)							$114,556	$114,556	19%
Total money market funds							$114,556	$114,556	19%
Total Investments and Money Market Funds							$1,051,185	$1,072,462	182%

(a) See Note 3 to the consolidated financial statements for portfolio composition by geographic location.

(b) Equity ownership may be held in shares or units of companies related to the portfolio companies.

(c) All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.

(d) Variable rate investments bear interest at a rate indexed to Prime (P) or SOFR (S), which are reset monthly, bimonthly, quarterly, or semi-annually. Certain variable rate investments also include a Prime or SOFR interest rate floor. For each investment, the Company has provided the spread over the reference rate and the Prime or SOFR floor, if any, as of December 31, 2023.

(e) Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of December 31, 2023. Generally, payment-in-kind interest can be paid-in-kind or all in cash.

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

(i) The disclosed commitment represents the unfunded amount as of December 31, 2023. The Company is earning 0.50% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate which will be earned if the commitment is funded.

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

(r) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.22% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(s) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.19% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(u) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.33% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(v) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.63% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(w) The disclosed commitment represents the unfunded amount as of December 31, 2023. The Company is earning 1.00% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

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

(y) Investment was on non-accrual status as of December 31, 2023.

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

(ac) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of 3.75% and PIK interest amount of 0.82% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ag) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.44% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ai) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.36% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ak) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.47% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(al) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.04% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(am) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.23% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out”

tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ao) The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company can not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2023, total non-qualifying assets at fair value represented 1.17% of the Company's total assets calculated in accordance with the 1940 Act.

(ap) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of 2.00% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(as) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.80% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(au) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.80% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

Income taxes: The Company has elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to stockholders. To maintain the tax treatment of a RIC, the Company generally is required to timely distribute to its stockholders at least 90% of “investment company taxable income,” as defined by Subchapter M of the Code, each year. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year; however, the Company will pay a 4% excise tax if it does not distribute at least 98% of the current year’s ordinary income. Any such carryover taxable income must be distributed through a dividend declared prior to the later of the date on which the final tax return related to the year in which the Company generated such taxable income is filed or the 15th day of the 10th month following the close of such taxable year. In addition, the Company will be subject to U.S. federal excise tax if it does not distribute at least 98.2% of its net capital gains realized, computed for any one year period ending October 31.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits included in the income tax provision, if any. There were no material uncertain income tax positions at December 31, 2023 and 2022. The Company’s tax returns are generally subject to examination by U.S. federal and most state tax authorities for a period of three years from the date the respective returns are filed, and, accordingly, the Company’s 2020 through 2022 tax years remain subject to examination.

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

Earnings and net asset value per share: The earnings per share calculations for the years ended December 31, 2023, 2022 and 2021, are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Stock Repurchase Program: The Company has an open market stock repurchase program (the “Stock Repurchase Program”) under which the Company may acquire up to $5,000 of its outstanding common stock. Under the Stock Repurchase Program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act”), including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by the Company’s management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 30, 2023, the Board extended the Stock Repurchase Program through December 31, 2024, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require the Company to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. The Company did not make any repurchases of common stock during the years ended December 31, 2023, 2022, and 2021. Refer to Note 8 for additional information concerning stock repurchases.

Recent accounting pronouncement: In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Improvements to Income Tax Disclosures (Topic 740),” which requires disclosure of additional information pertaining to income taxes. Such changes include disclosing i) a reconciliation of the effective tax rate to statutory rate for federal, state, and foreign income taxes and ii) taxes paid (net of refunds received) should be disaggregated for federal, state and foreign taxes. The guidance is effective for annual reporting periods beginning after December 15, 2024 and may be applied on a prospective or retrospective basis. We are currently evaluating the impact this ASU will have on our consolidated financial position or disclosures, but we do not expect the impact to be material.

Note 3. Portfolio Company Investments

The Company’s portfolio investments principally consist of secured and unsecured debt, equity warrants and direct equity investments primarily in privately held companies. The debt investments may or may not be secured by either a first or second lien on the assets of the portfolio company. The debt investments generally bear interest at fixed rates or variable rates, and generally mature between five and seven years from the original investment. In connection with a debt investment, the Company also may receive nominally priced equity warrants and/or make a direct equity investment in the portfolio company. The Company’s warrants or equity investments may be investments in a holding company related to the portfolio company. In addition, the Company periodically makes equity investments in its portfolio companies organized as LLCs or other forms of pass-through entities through Taxable Subsidiaries. In both situations, the investment is generally reported under the name of the operating company on the consolidated schedules of investments.

As of December 31, 2023, the Company had active investments in 81 portfolio companies and residual investments in one portfolio company that has sold its underlying operations. The aggregate fair value of the total portfolio was $957,906 and the weighted average effective yield on the Company’s debt investments was 14.2% as of such date. As of December 31, 2023, the Company held equity investments in 79.3% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 3.0%.

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

The weighted average yield of the Company’s debt investments is not the same as a return on investment for its stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of all of the Company’s and its subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of December 31, 2023 and 2022, including accretion of OID and debt investment origination fees, but excluding investments on non-accrual status and investments recorded as a secured borrowing, if any.

Purchases of debt and equity investments for the years ended December 31, 2023, 2022 and 2021 totaled $336,741, $333,846, and $346,737, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the years ended December 31, 2023, 2022 and 2021 totaled $258,875, $193,980, and $472,782 respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	December 31,		December 31,		December 31,		December 31,
	2023		2022		2023		2022
First Lien Debt(1)	$578,140	60.3%	$456,105	53.0%	$577,684	61.6%	$453,585	54.7%
Second Lien Debt	119,561	12.5	182,948	21.3	148,806	15.9	213,654	25.8
Subordinated Debt	135,173	14.1	101,456	11.8	135,447	14.5	100,634	12.1
Equity	120,264	12.6	117,741	13.7	71,740	7.7	57,868	7.0
Warrants	4,768	0.5	2,079	0.2	2,952	0.3	2,952	0.4
Total	$957,906	100.0%	$860,329	100.0%	$936,629	100.0%	$828,693	100.0%

(1) Includes unitranche investments, which account for 37.6% and 38.5% of our portfolio on a fair value and cost basis as of December 31, 2023, respectively. Includes unitranche investments, which account for 42.1% and 43.4% of our portfolio on a fair value and cost basis as of December 31, 2022, respectively.

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	December 31,		December 31,		December 31,		December 31,
	2023		2022		2023		2022
United States
Midwest	$112,607	11.8%	$180,556	21.0%	$75,436	8.1%	$132,177	16.0%
Southeast	292,408	30.6	265,902	31.0	286,329	30.5	258,373	31.1
Northeast	181,412	18.9	127,427	14.8	176,389	18.8	134,897	16.3
West	172,705	18.0	151,487	17.6	191,545	20.5	161,935	19.5
Southwest	186,274	19.4	122,519	14.2	194,466	20.8	128,873	15.6
Canada	12,500	1.3	12,438	1.4	12,464	1.3	12,438	1.5
Total	$957,906	100.0%	$860,329	100.0%	$936,629	100.0%	$828,693	100.0%

The following table shows portfolio composition by type and by geographic region at fair value as a percentage of net assets.

By Type			By Geographic Region
	December 31,	December 31,		December 31,	December 31,
	2023	2022		2023	2022
First Lien Debt	98.1%	95.0%	United States
Second Lien Debt	20.3	38.1	Midwest	19.1%	37.6%
Subordinated Debt	22.9	21.1	Southeast	49.6	55.4
Equity	20.4	24.5	Northeast	30.8	26.5
Warrants	0.8	0.4	West	29.3	31.5
Total	162.5%	179.1%	Southwest	31.6	25.5
			Canada	2.1	2.6
			Total	162.5%	179.1%

As of December 31, 2023 and 2022, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio on a fair value or cost basis. As of December 31, 2023, the Company and no investments that exceeded 5% of totals assets. As of December 31, 2022, the Company's investment in Pfanstiehl, Inc. totaled $51,992 or 5.6% of total assets.

As of December 31, 2023 and 2022, the Company had debt investments in three and four portfolio companies, respectively, on non-accrual status:

	December 31, 2023				December 31, 2022
	Fair				Fair
Portfolio Company	Value		Cost		Value		Cost
EBL, LLC (EbLens)	$—	(2)	$—	(2)	$—		$9,332
US GreenFiber, LLC	—		5,223		—		5,223
K2 Merger Agreement Agent, LLC (fka K2 Industrial Services, Inc.)	—	(2)	—	(2)	2,123		2,368
Allredi, LLC (fka Marco Group International OpCo, LLC)	—	(3)	—	(3)	8,144		10,281
Suited Connector LLC	4,324		15,933		—	(1)	—	(1)
Virtex Enterprises, LP	5,340		10,906		—	(1)	—	(1)
Total	$9,664		$32,062		$10,267		$27,204

(1) (2) (3)

Debt investment in portfolio company was not on non-accrual status as of December 31, 2022.

Portfolio company debt investment was not held as of December 31, 2023.

Portfolio company debt investment was not on non-accrual status as of December 31, 2023.

Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of control and affiliate investments as of December 31, 2022 and any additions and reductions made to such investments during the year ended December 31, 2023, including the total investment income earned on such investments during the period.

						Year Ended December 31, 2023
Portfolio Company (1)	December 31, 2023 Principal Amount - Debt Investments	December 31, 2022 Fair Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2023 Fair Value	Net Realized Gains (Losses) (4)	Net Change in Unrealized Appreciation (Depreciation)	Interest Income	Payment-in-kind Interest Income	Dividend Income	Fee Income
Control Investments
EBL, LLC (EbLens)	$—	$—	$11,458	$(11,458)	$—	$(11,458)	$11,083	$—	$—	$—	$—
US GreenFiber, LLC	5,226	—	—	—	—	—	—	—	—	—	—
Total Control Investments	$5,226	$—	$11,458	$(11,458)	$—	$(11,458)	$11,083	$—	$—	$—	$—
Affiliate Investments
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	$9,602	$23,168	$1,422	$—	$24,590	$—	$1,422	$974	$—	$—	$—
Medsurant Holdings, LLC	—	2,540	3,463	(73)	5,930	—	3,463	—	—	—	—
Pfanstiehl, Inc.	—	51,992	46	(18,717)	33,321	—	(8,717)	673	—	347	—
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	15,000	19,118	2,208	(6,005)	15,321	—	(4,505)	2,379	—	—	65
Steward Holding LLC (dba Steward Advanced Materials)	—	4,772	-	(58)	4,714	—	(58)	—	—	172	—
Total Affiliate Investments	$24,602	$101,590	$7,139	$(24,853)	$83,876	$—	$(8,395)	$4,026	$—	$519	$65

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

						Year Ended December 31, 2022
Portfolio Company (1)	December 31, 2022 Principal Amount - Debt Investments	December 31, 2021 Fair Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2022 Fair Value	Net Realized Gains (Losses) (4)	Net Change in Unrealized Appreciation (Depreciation)	Interest Income	Payment-in-kind Interest Income	Dividend Income	Fee Income
Control Investments
EBL, LLC (EbLens) (5)	$9,350	$—	$19,628	$(19,628)	$—	$—	$(11,083)	$—	$—	$—	$—
Hilco Plastics Holdings, LLC (dba Hilco Technologies)	—	—	353	(353)	$—	(352)	—	—	—	—	—
Mesa Line Services, LLC	—	2,151	193	(2,344)	—	194	(2,150)	—	—	—	—
US GreenFiber, LLC	5,226	—	—	—	—	—	—	—	—	—	—
Total Control Investments	$14,576	$2,151	$20,174	$(22,325)	$—	$(158)	$(13,233)	$—	$—	$—	$—
Affiliate Investments
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	$9,602	$22,405	$13,566	$(12,803)	$23,168	$—	$763	$973	$—	$—	$—
FAR Research Inc.	—	28	—	(28)	—	—	(28)	—	—	—	—
Medsurant Holdings, LLC	—	3,662	—	(1,122)	2,540	—	(1,122)	—	—	—	—
Mirage Trailers LLC	—	10,675	355	(11,030)	—	324	(1,694)	248	29	—	132
Pfanstiehl, Inc.	10,000	57,639	34,335	(39,982)	51,992	24,330	(15,432)	421	—	—	150
Pinnergy, Ltd. (6)	—	21,178	15,300	(36,478)	—	15,300	(18,177)	—	—	656	—
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	15,000	18,359	5,487	(4,728)	19,118	(121)	(1,723)	1,822	—	—	175
Steward Holding LLC (dba Steward Advanced Materials)	—	3,338	1,434	—	4,772	—	1,434	—	1	69	—
Total Affiliate Investments	$34,602	$137,284	$70,477	$(106,171)	$101,590	$39,833	$(35,979)	$3,464	$30	$725	$457

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

An investment’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s investment portfolio is comprised entirely of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available, with the exception of money market funds and one portfolio company, which are valued using Level 1 inputs as of December 31, 2023. Therefore, the Company values such portfolio investments at fair value, as determined in good faith by the Board, using Level 3 inputs with the exception of money market funds and one portfolio company, that was valued using Level 1 inputs as of December 31, 2023. The degree of judgment exercised by the Board in determining fair value is greatest for investments classified as Level 3 inputs. Due to the inherent uncertainty of determining the fair values of investments that do not have readily available market quotations, the Board’s estimate of fair values may differ significantly from the values that would have been used had a ready market for the securities existed, and those differences may be material. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the amounts ultimately realized on these investments to be materially different than the valuations currently assigned.

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

The Board consulted with the independent third-party valuation firm(s) in arriving at our determination of fair value for 18 and 16 of our portfolio company investments representing 29.9% and 29.5% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended December 31, 2023 and 2022, respectively) as of December 31, 2023 and 2022, respectively.

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

The following tables present fair value measurements of investments by major class according to the fair value hierarchy:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$578,140	$578,140
Second Lien Debt	—	—	119,561	119,561
Subordinated Debt	—	—	135,173	135,173
Equity	257	—	120,007	120,264
Warrants	—	—	4,768	4,768
Money Market Funds	114,556	—	—	114,556
Total	$114,813	$—	$957,649	$1,072,462

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$456,105	$456,105
Second Lien Debt	—	—	182,948	182,948
Subordinated Debt	—	—	101,456	101,456
Equity	310	—	117,431	117,741
Warrants	—	—	2,079	2,079
Money Market Funds	61,076	—	—	61,076
Total	$61,386	$—	$860,019	$921,405

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the years ended December 31, 2023 and 2022.

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the years ended December 31, 2023 and 2022:

	First Lien	Second Lien	Subordinated
	Debt	Debt	Debt	Equity	Warrants	Total
Balance, December 31, 2021	$354,922	$158,815	$36,064	$165,762	$3,204	$718,767
Net realized gains (losses) on investments	(1,717)	—	—	65,817	1,535	65,635
Net change in unrealized appreciation (depreciation) on investments	904	(20,948)	753	(45,610)	(754)	(65,655)
Purchase of investments	189,149	67,998	66,516	10,183	—	333,846
Proceeds from sales and repayments of investments	(87,622)	(23,731)	(2,000)	(78,721)	(1,906)	(193,980)
Interest and dividend income paid-in-kind	597	651	415	—	—	1,663
Proceeds from loan origination fees	(1,566)	(208)	(350)	—	—	(2,124)
Accretion of loan origination fees	1,412	155	58	—	—	1,625
Accretion of original issue discount	26	216	—	—	—	242
Balance, December 31, 2022	$456,105	$182,948	$101,456	$117,431	2,079	$860,019
Net realized gains (losses) on investments	—	(10,168)	178	34,061	-	24,071
Net change in unrealized appreciation (depreciation) on investments	(2,064)	1,461	(1,096)	(11,343)	2,689	(10,353)
Purchase of investments	245,741	25,000	42,041	23,959	—	336,741
Proceeds from sales and repayments of investments	(122,680)	(81,719)	(10,328)	(44,101)	—	(258,828)
Interest and dividend income paid-in-kind	1,516	1,770	3,348	—	—	6,634
Proceeds from loan origination fees	(2,647)	(331)	(622)	—	—	(3,600)
Accretion of loan origination fees	2,101	214	189	—	—	2,504
Accretion of original issue discount	68	386	7	—	—	461
Balance, December 31, 2023	$578,140	$119,561	$135,173	$120,007	$4,768	$957,649

Net change in unrealized appreciation/(depreciation) of $(12,219) and $(28,524) for the years ended December 31, 2023 and 2022, respectively, was attributable to Level 3 investments held at December 31, 2023 and 2022, respectively.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of December 31, 2023 and 2022. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at	Valuation	Unobservable	Range
	December 31, 2023	Techniques	Inputs	(weighted average)(1)
Debt investments:
First Lien Debt	$573,140	Discounted cash flow	Weighted average cost of capital	9.4% - 23.4% (15.6%)
	5,000	Enterprise value	Asset Coverage	1.3x - 1.3x (1.3x)

Second Lien Debt	119,561	Discounted cash flow (2)	Weighted average cost of capital	12.7% - 30.0% (16.1%)

Subordinated Debt	134,965	Discounted cash flow	Weighted average cost of capital	10.3% - 16.4% (13.4%)
	208	Enterprise value	EBITDA multiples	6.0x - 6.0x (6.0x)

Equity investments:
Equity	112,008	Enterprise value	EBITDA multiples	4.0x - 32.5x (9.5x)
	7,999	Enterprise value	Revenue multiples	0.7x - 9.5x (7.5x)

Warrants	4,625	Enterprise value	EBITDA multiples	6.0x - 6.0x (6.0x)
	143	Enterprise value	Revenue multiples	4.5x - 4.5x (4.5x)

(1) Unobservable inputs were weighted by the relative fair value of the instruments.

(2) Includes $50.5 million of debt investments which were valued using a trading discount to par.

	Fair Value at	Valuation	Unobservable	Range
	December 31, 2022	Techniques	Inputs	(weighted average)(1)
Debt investments:
First Lien Debt	$441,830	Discounted cash flow	Weighted average cost of capital	8.9% - 21.9% (15.5%)
	11,000	Enterprise value	Asset Coverage	1.1x - 1.1x (1.1x)
	3,275	Enterprise value	Revenue multiples	4.3x - 4.3x (4.3x)

Second Lien Debt	180,825	Discounted cash flow (2)	Weighted average cost of capital	11.7% - 25.0% (14.5%)
	-	Enterprise value	EBITDA multiples	5.0x - 5.0x (5.0x)
	2,123	Enterprise value	Asset Coverage	0.8x - 0.8x (0.8x)

Subordinated Debt	97,706	Discounted cash flow	Weighted average cost of capital	10.0% - 15.2% (12.5%)
	3,750	Enterprise value	EBITDA multiples	8.5x - 8.5x (8.5x)

Equity investments:
Equity	111,808	Enterprise value	EBITDA multiples	4.0x - 16.8x (8.1x)
	5,623	Enterprise value	Revenue multiples	0.9x - 7.8x (6.4x)

Warrants	1,949	Enterprise value	EBITDA multiples	6.0x - 6.0x (6.0x)
	130	Enterprise value	Revenue multiples	4.5x - 4.5x (4.5x)

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

The following tables summarize the carrying value and fair value of the Company’s debt obligations as of December 31, 2023 and 2022:

	December 31, 2023(5)		December 31, 2022(5)
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
SBA debentures (2)	$210,000	$210,000	$153,000	$153,000
Credit Facility borrowings (3)	—	—	—	—
January 2026 Notes (4)	125,000	113,682	125,000	111,854
November 2026 Notes (4)	125,000	106,103	125,000	103,963
Total	$460,000	$429,785	$403,000	$368,817
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
(5)
Totals exclude $15,880 and $16,880 of Secured Borrowings as of December 31, 2023 and December 31, 2022, respectively.

The following table summarizes the inputs used to value the Company’s debt obligations if measured at fair value as of December 31, 2023 and 2022:

	Fair Value
	December 31,	December 31,
Valuation Inputs	2023	2022
Level 1	$—	$—
Level 2	—	—
Level 3	429,785	368,817
Total	$429,785	$368,817

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

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents, but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The Board of Directors accepted a voluntary, non-contractual, and unconditional waiver from the Investment Advisor to exclude any investments recorded as secured borrowings as defined under GAAP from the base management fee payable effective April 1, 2021. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement for the years ended December 31, 2023, 2022 and 2021 totaled $16,288, $14,568, and $12,874, respectively. The base management fee waiver was $287, $302, and $176 for the years ended December 31, 2023, 2022, and 2021 respectively. As of December 31, 2023 and 2022, the base management fee payable (net of the base management fee waiver) was $4,151 and $3,769, respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee for the years ended December 31, 2023, 2022 and 2021 totaled $16,529, $8,318, and $10,266, respectively. As of December 31, 2023 and 2022, the income incentive fee payable was $4,570 and $3,035, respectively.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid in cash to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and losses since the Formation Transactions (realized capital gains and losses include realized gains and losses on investments, net of income tax provision from realized gains on investments, realized losses on extinguishment of debt, but excluding income tax (provision) benefit from deemed distribution of long term capital gains), and the aggregate unrealized capital depreciation on investments as of the date of the calculation. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains on investments, less cumulative aggregate tax (provision) benefit on realized gains (losses), less cumulative aggregate realized capital losses on investments, less aggregate unrealized capital depreciation on investments, and less cumulative aggregate realized losses on extinguishment of debt. If this number is positive at the end of such year, then the capital gains incentive fee to be paid in cash for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of December 31, 2023 and 2022, the capital gains incentive fee payable in cash was $3,537 and $7,556, respectively (as cumulative aggregate realized capital gains and losses on investments exceeded aggregate unrealized capital depreciation on investments plus realized losses on extinguishment of debt). The aggregate amount of capital gains incentive fees paid from the IPO through December 31, 2023 was $14,040.

In addition, the Company accrues, but does not pay in cash, a capital gains incentive fee in connection with any unrealized capital appreciation on investments, as applicable. If, on a cumulative basis, the sum of (i) net realized gains/(losses) on investments, net of income tax (provision) benefit from realized gains on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of (i) net realized gains/(losses) on investments, net of income tax (provision) benefit from realized gains on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt. The capital gains incentive fee accrued (reversed) during the years ended December 31, 2023, 2022 and 2021 was $2,405, $(432), and $18,196, respectively. As of December 31, 2023 and 2022, the accrued capital gains incentive fee payable was $17,509 and $22,659, respectively.

Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect from year to year if approved annually by the Board or by the affirmative vote of the holders of a majority of the Company’s outstanding voting securities, and, in either case, if also approved by a majority of the directors who are not “interested persons” of the Company, as such term is defined under Section 2(a)(19) of the 1940 Act (the “Independent Directors”). The Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Investment Advisor and may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. The Investment Advisory Agreement may be terminated at any time, without the payment of any penalty, upon 60 days' written notice, by the vote of holders of a majority of the outstanding voting securities of the Company or the vote of the Board.

Administration Agreement: The Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 8, 2023, the Board approved the renewal of the Administration Agreement for the period from June 20, 2023 through June 20, 2024. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides clerical, bookkeeping, and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies on the Company's behalf to those portfolio companies that have accepted the Company's offer to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies, including “dead deal” expenses. Under the Administration Agreement, administrative service expenses for the years ended December 31, 2023, 2022 and 2021 were $2,353, $1,902 and $1,719, respectively. As of December 31, 2023 and 2022, the accrued administrative service expense payable was $993 and $700, respectively.

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

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of December 31, 2023 and 2022, the Company was in compliance in all material respects with the terms of the Credit Agreement.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs; such debentures have 10-year terms with the entire principal balance due at maturity and are guaranteed by the SBA. Interest on SBA debentures is payable semi-annually on March 1 and September 1. As of December 31, 2023 and 2022, approved and unused SBA debenture commitments were zero and $37,000, respectively. The SBA may limit the amount that may be drawn each year under these commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions under SBA regulations.

As of December 31, 2023 and 2022, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling	Maturity	Fixed	December 31,	December 31,
Date (1)	Date	Interest Rate	2023	2022
3/25/2015	3/1/2025	3.277%	$-	1,500
3/23/2016	3/1/2026	3.267	500	1,500
3/23/2016	3/1/2026	3.249	-	2,500
9/21/2016	9/1/2026	2.793	500	500
9/20/2017	9/1/2027	3.260	1,000	1,000
9/20/2017	9/1/2027	3.190	33,000	33,000
9/25/2019	9/1/2029	2.377	7,500	7,500
3/25/2020	3/1/2030	2.172	6,000	6,000
9/22/2021	9/1/2031	1.398	11,500	11,500
3/23/2022	3/1/2032	3.209	43,500	43,500
9/21/2022	9/1/2032	4.533	17,500	17,500
3/22/2023	3/1/2033	5.439	4,000	4,000
3/22/2023	3/1/2033	5.341	3,000	3,000
3/22/2023	3/1/2033	5.341	3,000	3,000
3/22/2023	3/1/2033	5.439	5,000	5,000
3/22/2023	3/1/2033	5.439	5,000	5,000
3/22/2023	3/1/2033	5.341	7,000	7,000
3/22/2023	3/1/2033	5.341	4,000	—
9/20/2023	9/1/2033	5.861	8,000	—
9/20/2023	9/1/2033	5.861	12,000	—
9/20/2023	9/1/2033	5.861	5,000	—
9/20/2023	9/1/2033	5.861	8,000	—
9/20/2023	9/1/2033	5.735	3,000	—
(2)	(2)	(2)	3,000	—
(2)	(2)	(2)	12,000	—
(2)	(2)	(2)	2,000	—
(2)	(2)	(2)	2,000	—
(2)	(2)	(2)	3,000	—
Total outstanding SBA debentures			$210,000	$153,000

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)

The Company issued $3,000, $12,000, $2,000, $2,000, and $3,000 in SBA debentures that will pool in March 2024. Until the pooling date, the debentures bear interest at a fixed rate interim interest rate of 6.083%, 6.026%, 6.009%, 5.991%, and 5.980%, respectively.

Notes: On February 2, 2018, the Company closed the public offering of $43,478 in aggregate principal amount of its 5.875% notes due 2023, or the “2023 Notes.” On February 22, 2018, the underwriters exercised their option to purchase an additional $6,522 in aggregate principal of the 2023 Notes. The total net proceeds to the Company from the 2023 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of $1,500 and offering expenses of $438, were $48,062. On January 19, 2021, the Company redeemed $50,000 in aggregate principal amount of the issued and outstanding 2023 Notes, resulting in a realized loss on extinguishment of debt of $794.

On February 8, 2019, the Company closed the public offering of $60,000 in aggregate principal amount of its 6.000% notes due 2024, or the “February 2024 Notes”. On February 19, 2019, the underwriters exercised their option to purchase an additional $9,000 in aggregate principal of the February 2024 Notes. The total net proceeds to the Company from the February 2024 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of $2,070 and offering expenses of $409, were $66,521. On February 16, 2021, the Company redeemed $50,000 of the $69,000 aggregate principal amount on the February 2024 Notes, resulting in a realized loss on extinguishment of debt of $1,081. On November 2, 2021, the Company fully redeemed the remaining $19,000 in aggregate principal amount on the issued and outstanding February 2024 Notes, resulting in a realized loss on extinguishment of debt of $313.

On October 16, 2019, the Company closed the public offering of $55,000 in aggregate principal amount of its 5.375% notes due 2024, or the “November 2024 Notes” (and collectively with the 2023 Notes and February 2024 Notes, the “Public Notes” and collectively with the February 2024 Notes, the "2024 Notes"). On October 23, 2019, the underwriters exercised their option to purchase an additional $8,250 in aggregate principal of the November 2024 Notes. The total net proceeds to the Company from the November 2024 Notes, including the exercise of the underwriters’ option, after deducting underwriting discounts of $1,898 and offering expenses of $300, were $61,053. On November 2, 2021, the Company fully redeemed $63,250 in aggregate principal amount on the issued and outstanding November 2024 Notes, resulting in a realized loss on extinguishment of debt of $1,311.

On December 23, 2020, the Company closed the offering of $125,000 in aggregate principal amount of its 4.75% notes due 2026, or the “January 2026 Notes”. The total net proceeds to the Company from the January 2026 Notes, based on a public offering price of 100.00% of par, after deducting underwriting discounts of $2,500 and offering expenses of $400, were $122,100. The January 2026 Notes will mature on January 31, 2026 and bear interest at a rate of 4.75%. The January 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed before October 31, 2025 (the date falling three months prior to maturity) and at par thereafter. Interest on the January 2026 Notes is payable on January 31 and July 31 of each year. The Company does not intend to list the January 2026 Notes on any securities exchange or automated dealer quotation system.

On October 8, 2021, the Company closed the offering of $125,000 in aggregate principal amount of its 3.50% notes due 2026, or the “November 2026 Notes” (collectively with the Public Notes and the January 2026 Notes, the “Notes”). The total net proceeds to the Company from the November 2026 Notes, based on a public offering price of 99.996% of par, after deducting underwriting discounts of $2,505 and offering expenses of $400, were $122,095. The November 2026 Notes will mature on November 15, 2026 and bear interest at a rate of 3.50%. The November 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed before August 15, 2026 (the date falling three months prior to maturity) and at par thereafter. Interest on the November 2026 Notes is payable on May 15 and November 15 of each year. The Company does not intend to list the November 2026 Notes on any securities exchange or automated dealer quotation system.

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

Secured Borrowing

As of December 31, 2023 and December 31, 2022, the carrying value of secured borrowings totaled $15,880 and $16,880, respectively, and the fair value of the associated loans included in investments was $15,800 and $16,875, respectively. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets that did not meet the definition of a “participating interest.” As a result, sale treatment was not permitted and these partial loan sales were treated as secured borrowings. The weighted average interest rate on our secured borrowings was approximately 9.4% and 7.8% as of December 31, 2023 and 2022, respectively.

Senior Securities

As of December 31, 2023, and December 31, 2022, the aggregate amount outstanding of the senior securities (including secured borrowings) issued by the Company was $265,880 and $266,880, respectively, for which our asset coverage was 321.7% and 280.0% respectively. The SBA debentures are excluded from the definition “senior securities” in the asset coverage requirement applicable to the Company under the 1940 Act pursuant to exemptive relief granted to us by the SEC on June 30, 2014. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

Interest and Financing Expenses

Interest and fees related to the Company’s debt for the years ended December 31, 2023, 2022 and 2021 that are included in interest and financing expenses on the consolidated statements of operations, were as follows:

	Year Ended December 31, 2023
	SBA debentures	Credit Facility		Secured Borrowings	Notes	Total
Stated interest expense	$6,914	$1,739		$1,637	$10,313	$20,603
Amortization of deferred financing costs	733	297		-	1,116	2,146
Total interest and financing expenses	$7,647	$2,036		$1,637	$11,429	$22,749
Weighted average stated interest rate, period end	4.226%	N/A	(1)	9.407%	4.125%	4.346%
Unused commitment fee rate, period end	N/A	1.261%	(1)	N/A	N/A	1.261%

	Year Ended December 31, 2022
	SBA debentures	Credit Facility		Secured Borrowings	Notes	Total
Stated interest expense	$3,747	$1,424		$1,078	$10,312	$16,561
Amortization of deferred financing costs	598	394		-	1,112	2,104
Total interest and financing expenses	$4,345	$1,818		$1,078	$11,424	$18,665
Weighted average stated interest rate, period end	3.479%	N/A	(1)	7.786%	4.125%	4.037%
Unused commitment fee rate, period end	N/A	1.200%	(1)	N/A	N/A	1.200%

	Year Ended December 31, 2021
	SBA debentures	Credit Facility		Secured Borrowings	Notes	Total
Stated interest expense	$3,810	$1,467		$427	$11,245	$16,949
Amortization of deferred financing costs	532	453		-	1,230	2,215
Total interest and financing expenses	$4,342	$1,920		$427	$12,475	$19,164
Weighted average stated interest rate, period end	2.676%	N/A	(1)	4.392%	4.125%	3.724%
Unused commitment fee rate, period end	N/A	1.375%	(1)	N/A	N/A	1.375%
(1)
Reflects the effective rate as of year end

Realized Losses on Extinguishment of Debt

During the years ended December 31, 2023, 2022, and 2021, the Company prepaid $5,000, $30,000, and $63,500 of SBA debentures, respectively, which were scheduled to mature on dates ranging from 2025 to 2028. During the year ended December 31, 2021, the Company redeemed $50,000 and $132,250 of the issued and outstanding 2023 Notes and 2024 Notes, respectively. As a result of the prepayments, the Company recognized realized losses on extinguishment of debt of $23, $251, and $4,263 respectively, equal to the write-off of the related unamortized deferred financing costs, during the years ended December 31, 2023, 2022, and 2021.

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations using the effective interest method, over the term of the respective financing instrument. Deferred financing costs related to the SBA debentures, the Credit Facility, and the Notes as of December 31, 2023 and 2022 were as follows:

	December 31, 2023				December 31, 2022
	SBA	Credit			SBA	Credit
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
SBA debenture commitment fees	$3,250	$-	$-	$3,250	$3,000	$-	$-	$3,000
SBA debenture leverage fees	7,899	-	-	7,899	6,389	-	-	6,389
Credit Facility upfront fees	-	4,417	-	4,417	-	4,417	-	4,417
Notes underwriting discounts	-	-	5,005	5,005	-	-	5,005	5,005
Notes debt issue costs	-	-	685	685	-	-	685	685
Total deferred financing costs	11,149	4,417	5,690	21,256	9,389	4,417	5,690	19,496
Less: accumulated amortization	(5,621)	(3,335)	(2,933)	(11,889)	(4,865)	(3,037)	(1,818)	(9,720)
Unamortized deferred financing costs	$5,528	$1,082	$2,757	$9,367	$4,524	$1,380	$3,872	$9,776

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures, the Credit Facility, and the Notes liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of December 31, 2023 and 2022:

	December 31, 2023(1)				December 31, 2022
	SBA	Credit			SBA	Credit
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
Outstanding debt	$210,000	$-	$250,000	$460,000	$153,000	$-	$250,000	$403,000
Less: unamortized deferred financing costs	(5,528)	(1,082)	(2,757)	(9,367)	(4,524)	(1,380)	(3,872)	(9,776)
Debt, net of deferred financing costs	$204,472	$(1,082)	$247,243	$450,633	$148,476	$(1,380)	$246,128	$393,224

(1)	Total excludes $15,880 and $16,880 of Secured Borrowings as of December 31, 2023 and 2022, respectively.

As of December 31, 2023, the Company’s debt liabilities are scheduled to mature as follows (1):

	SBA	Credit	Secured
Year	debentures	Facility (2)	Borrowings	Notes	Total
2024	$—	$—	$—	$—	$—
2025	—	—	—	—	—
2026	1,000	—	15,880	250,000	266,880
2027	34,000	—	—	—	34,000
2028	—	—	—	—	—
Thereafter	175,000	—	—	—	175,000
Total	$210,000	$—	$15,880	$250,000	$475,880

(1)
The table above presents scheduled maturities of the Company’s outstanding debt liabilities as of a point in time pursuant to the terms of those instruments. The timing of actual repayments of outstanding debt liabilities may not ultimately correspond with the scheduled maturity dates depending on the terms of the underlying instruments and the potential for earlier prepayments.
(2)
The Company’s Credit Facility matures on August 17, 2027. As of December 31, 2023, there were no outstanding borrowings under the Credit Facility.

Information about our senior securities is shown in the following table for the years indicated in the table, unless otherwise noted.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (1)		Asset Coverage per Unit (2)(5)		Involuntary Liquidation Preference per Unit (3)		Average Market Value per Unit (4)
	(dollars in thousands)
SBA debentures
2014	$173,500	$	**	$	*	$	N/A
2015	213,500		**		*		N/A
2016	224,000		**		*		N/A
2017	231,300		**		*		N/A
2018	191,000		**		*		N/A
2019	157,500		**		*		N/A
2020	147,000		**		*		N/A
2021	107,000		**		*		N/A
2022	153,000		**		*		N/A
2023	210,000		**		*		N/A

Credit Facility
2014	$10,000		$25,326	$	*	$	N/A
2015	15,500		16,959		*		N/A
2016	-		N/A		*		N/A
2017	11,500		35,198		*		N/A
2018	36,500		5,659		*		N/A
2019	25,000		2,989		*		N/A
2020	-		2,337		*		N/A
2021	-		2,822		*		N/A
2022	-		2,800		*		N/A
2023	-		3,217		*		N/A

2023 Notes(6)
2018	$50,000		$5,659	$	*		$25.74
2019	50,000		2,989		*		25.81
2020	50,000		2,337		*		24.12

February 2024 Notes(6)
2019	$69,000		$2,989	$	*		$25.97
2020	69,000		2,337		*		24.60

November 2024 Notes(6)
2019	$63,250		$2,989	$	*		$25.75
2020	63,250		2,337		*		23.20

January 2026 Notes
2020	$125,000		$2,337	$	*	$	N/A
2021	125,000		2,822		*		N/A
2022	125,000		2,800		*		N/A
2023	125,000		3,217		*		N/A

November 2026 Notes
2021	$125,000		$2,822	$	*	$	N/A
2022	125,000		2,800		*		N/A
2023	125,000		3,217		*		N/A

Secured Borrowings
2021	$17,637		$2,822	$	*	$	N/A

2022	16,880	2,800	*	N/A
2023	15,880	3,217	*	N/A

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

(4) Not applicable to SBA debentures, Credit Facility, January 2026 Notes, the November 2026 Notes and Secured Borrowings because these senior securities are not registered for public trading. The average market value per unit for the Public Notes is based on the average of the closing market price as of each quarter end during the fiscal year and the prior year end, as applicable, and is expressed per $1,000 of indebtedness. The January 2026 Notes and the November 2026 Notes were issued in minimum denominations of $2,000 and integral multiples of $1,000 in excess thereof.

(5) We have excluded our SBA debentures from the asset coverage calculation pursuant to the exemptive relief granted by the SEC in June 2014 that permits us to exclude the senior securities issued by the Funds from the definition of senior securities in the asset coverage requirement applicable to us under the 1940 Act.

(6) Our 2023 Notes were repaid in full on January 19, 2021. Our February 2024 Notes and our November 2024 Notes were repaid in full on November 2, 2021.

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to portfolio companies to fund various undrawn revolving loans, other debt investments and capital commitments totaling $9,675 and $16,915 as of December 31, 2023 and 2022, respectively. Such outstanding commitments are summarized in the following table:

	December 31, 2023		December 31, 2022
	Total	Unfunded	Total	Unfunded
Portfolio Company - Investment	Commitment	Commitment	Commitment	Commitment
Acendre Midco, Inc. - Revolving Loan	$1,000	$250	$1,000	$1,000
Ad Info Parent, Inc. (dba MediaRadar) - Revolving Loan	1,442	1,442	—	—
Barefoot Mosquito and Pest Control, LLC - Revolving Loan	1,500	1,500	—	—
Choice Technology Solutions, LLC (dba Choice Merchant Solutions, LLC) - Revolving Loan	1,000	1,000	1,000	1,000
Combined Systems, Inc. - Revolving Loan	—	—	4,000	162
EBL, LLC (EbLens) - Common Equity (Units)	—	—	375	375
Elements Brands, LLC - Revolving Loan	1,500	—	1,500	—
GMP HVAC, LLC (dba McGee Heating & Air, LLC) - Revolving Loan	1,000	1,000	—	—
Netbase Solutions, Inc. (dba Netbase Quid) - First Lien Debt (last out)	—	—	300	300
Netbase Solutions, Inc. (dba Netbase Quid) - First Lien Debt (last out)	—	—	3,000	3,000
R1 Holdings, LLC (dba RoadOne IntermodaLogistics) - First Lien Debt	2,489	1,596	2,489	2,489
R1 Holdings, LLC (dba RoadOne IntermodaLogistics) - Senior Subordinated Debt	417	417	417	417
R1 Holdings, LLC (dba RoadOne IntermodaLogistics) - Common Equity	70	70	70	70
Tedia Company, LLC - Revolving Loan	2,400	2,400	4,000	2,400
Tedia Company, LLC - Delayed Draw Term Loan	—	—	3,000	3,000
Western's Smokehouse, LLC - Delayed Draw Term Loan	—	—	3,500	2,702
Total	$12,818	$9,675	$24,651	$16,915

Additional detail for each of the commitments above is provided in the Company’s consolidated schedules of investments. As of December 31, 2023 and 2022, the Company had sufficient liquidity coverage to satisfy these unfunded commitments. Cash and cash equivalents were $119,131 and $62,350 and available borrowings under the Credit Facility were $100,000 and $100,000 as of December 31, 2023 and 2022, respectively.

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

Equity ATM Program

On November 10, 2022, the Company established the at-the-market program (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through Raymond James & Associates, Inc. and B. Riley Securities, Inc., each as sales agents, shares of the Company’s common stock having an aggregate offering price of up to $50,000. On August 11, 2023, the Company increased the maximum amount of shares to be sold through the ATM Program to $150,000 from $50,000. The gross proceeds raised, the related sales agent commissions and the offering expenses, the net proceeds raised, and the average price at which shares were issued under the ATM Program for the years ended December 31, 2023 and 2022 are as follows:

		Average		Underwriting
	Number of	Offering	Gross	Fees and	Net
Year Ended December 31, 2022	Shares	Price	Proceeds	Commissions	Proceeds
January 1, 2022 through March 31, 2022	-	$-	$-	$-	$-
April 1, 2022 through June 30, 2022	-	-	-	-	-
July 1, 2022 through September 30, 2022	-	-	-		-
October 1, 2022 through December 31, 2022	290,388	20.32	5,900	89	5,811
Total	290,388	$20.32	$5,900	$89	$5,811
Year Ended December 31, 2023
January 1, 2023 through March 31, 2023	260,610	$20.68	$5,389	$81	$5,308
April 1, 2023 through June 30, 2023	246,574	19.93	4,914	74	4,840
July 1, 2023 through September 30, 2023	3,187,661	19.54	62,277	779	61,498
October 1, 2023 through December 31, 2023	1,985,510	19.79	39,292	553	38,739
Total	5,680,355	$19.69	$111,872	$1,487	$110,385

Cumulative to date, the Company has sold 5,970,743 shares of common stock under the ATM Program at a weighted-average price of $19.72, raising $117,772 of gross proceeds. Net proceeds were $116,196 after commissions to the sales agents on shares sold. As of December 31, 2023, the Company had $32,228 available under the ATM Program. No shares were issued during the year ended December 31, 2021.

Stock Repurchase Program

As described in Note 2, the Company has a Stock Repurchase Program under which the Company may acquire up to $5,000 of its outstanding common stock. The Company did not make any repurchases of common stock during the years ended December 31, 2023, 2022 and 2021.

DRIP Program

The Company issued 30,836 shares of common stock under the DRIP during the year ended December 31, 2023. No shares under the DRIP were issued during the years ended December 31, 2022 and 2021. Refer to Note 9 for additional information regarding the issuance of shares under the DRIP.

The Company had 30,438,979 and 24,727,788 shares of common stock outstanding as of December 31, 2023 and 2022, respectively.

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the last three fiscal years.

						DRIP				DRIP
Date	Record	Payment	Amount	Total	Cash	Shares		DRIP		Share
Declared	Date	Date	Per Share	Distribution	Distribution	Value		Shares		Issue Price
Year Ended December 31, 2021:
2/09/2021	3/12/2021	3/26/2021	$0.31	$7,575	$7,575	$—	(3)	—	(3)	—
2/09/2021 (2)	3/12/2021	3/26/2021	0.07	1,711	1,711	—	(3)	—	(3)	—
5/03/2021	6/14/2021	6/28/2021	0.31	7,576	7,576	—	(3)	—	(3)	—
5/03/2021 (2)	6/14/2021	6/28/2021	0.08	1,955	1,955	—	(3)	—	(3)	—
8/02/2021	9/14/2021	9/28/2021	0.32	7,820	7,820	—	(3)	—	(3)	—
8/02/2021 (2)	9/14/2021	9/28/2021	0.06	1,466	1,466	—	(3)	—	(3)	—
8/02/2021 (1)	9/14/2021	9/28/2021	0.04	977	977	—	(3)	—	(3)	—
11/01/2021	12/3/2021	12/17/2021	0.32	7,820	7,820	—	(3)	—	(3)	—
11/01/2021 (2)	12/3/2021	12/17/2021	0.04	978	978	—	(3)	—	(3)	—
11/01/2021 (1)	12/3/2021	12/17/2021	0.05	1,222	1,222	—	(3)	—	(3)	—
			$1.60	$39,100	$39,100	$—		—
Year Ended December 31, 2022:
2/15/2022	3/11/2022	3/25/2022	$0.36	$8,797	$8,797	$—	(3)	—	(3)	—
2/15/2022 (2)	3/11/2022	3/25/2022	0.17	4,154	4,154	—	(3)	—	(3)	—
5/02/2022	6/10/2022	6/24/2022	0.36	8,797	8,797	—	(3)	—	(3)	—
5/02/2022 (2)	6/10/2022	6/24/2022	0.07	1,712	1,712	—	(3)	—	(3)	—
8/01/2022	9/9/2022	9/23/2022	0.36	8,797	8,797	—	(3)	—	(3)	—
8/01/2022 (2)	9/9/2022	9/23/2022	0.07	1,711	1,711	—	(3)	—	(3)	—
8/01/2022	12/2/2022	12/16/2022	0.36	8,902	8,902	—	(3)	—	(3)	—
8/01/2022 (2)	12/2/2022	12/16/2022	0.07	1,731	1,731	—	(3)	—	(3)	—
11/03/2022 (2)	12/2/2022	12/16/2022	0.08	1,978	1,978	—	(3)	—	(3)	—
11/03/2022 (1)	12/2/2022	12/16/2022	0.10	2,473	2,473	—	(3)	—	(3)	—
			$2.00	$49,052	$49,052	$—		—
Year Ended December 31, 2023:
2/15/2023	3/22/2023	3/29/2023	$0.41	$10,245	$10,245	$—	(3)	—	(3)	—
2/15/2023 (2)	3/22/2023	3/29/2023	0.15	3,748	3,748	—	(3)	—	(3)	—
2/15/2023 (1)	3/22/2023	3/29/2023	0.10	2,499	2,499	—	(3)	—	(3)	—
5/02/2023	6/21/2023	6/28/2023	0.41	10,340	9,987	353		18,061		19.56
5/02/2023 (2)	6/21/2023	6/28/2023	0.19	4,792	4,628	164		8,370		19.56
5/02/2023 (1)	6/21/2023	6/28/2023	0.10	2,522	2,436	86		4,405		19.56
8/01/2023	9/20/2023	9/27/2023	0.41	11,666	11,666	—	(3)	—	(3)	—
8/01/2023 (2)	9/20/2023	9/27/2023	0.21	5,975	5,975	—	(3)	—	(3)	—
8/01/2023 (1)	9/20/2023	9/27/2023	0.10	2,845	2,845	—	(3)	—	(3)	—
10/30/2023	12/20/2023	12/27/2023	0.43	13,061	13,061	—	(3)	—	(3)	—
10/30/2023 (2)	12/20/2023	12/27/2023	0.27	8,200	8,200	—	(3)	—	(3)	—
10/30/2023 (1)	12/20/2023	12/27/2023	0.10	3,037	3,037	—	(3)	—	(3)	—
			$2.88	$78,930	$78,327	$603		30,836

(1)	Special dividend
(2)	Supplemental dividend
(3)

Except for the shares issued pursuant to the DRIP as reflected in the table above, during the years ended December 31, 2023, 2022, and 2021, the Company directed the DRIP plan administrator to repurchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock in lieu of issuing new shares. Accordingly, the Company purchased and reissued shares to satisfy the DRIP obligation as follows:

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Year Ended December 31, 2021:	and Reissued	Per Share	Amount Paid
January 1, 2021 through March 31, 2021	15,562	$15.62	$243
April 1, 2021 through June 30, 2021	17,042	17.20	293
July 1, 2021 through September 30, 2021	18,201	17.82	324
October 1, 2021 through December 31, 2021	18,283	17.42	318
Total	69,088	$17.05	$1,178

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Year Ended December 31, 2022:	and Reissued	Per Share	Amount Paid
January 1, 2022 through March 31, 2022	20,380	$20.51	$418
April 1, 2022 through June 30, 2022	20,233	17.89	362
July 1, 2022 through September 30, 2022	21,114	17.08	360
October 1, 2022 through December 31, 2022	23,026	18.99	437
Total	84,753	$18.61	$1,577

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Year Ended December 31, 2023:	and Reissued	Per Share	Amount Paid
January 1, 2023 through March 31, 2023	25,512	$19.22	$490
April 1, 2023 through June 30, 2023	—	—	—
July 1, 2023 through September 30, 2023	39,962	19.21	768
October 1, 2023 through December 31, 2023	45,047	19.83	893
Total	110,521	$19.46	$2,151

Note 10. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2023 to 2014:

	Years Ended December 31,
	2023	2022	2021	2020	2019
Per share data:
Net asset value at beginning of period	$19.43	$19.96	$16.81	$16.85	$16.47
Net investment income (1)	2.47	1.90	1.03	1.62	1.31
Net realized gain (loss) on investments, net of tax (provision) (1)	0.85	2.61	2.19	(0.06)	(0.05)
Taxes paid on deemed distributions(1)	-	(0.35)	-	-	-
Net unrealized appreciation (depreciation) on investments (1)	(0.39)	(2.69)	1.70	(0.27)	0.74
Realized losses on extinguishment of debt (1)	-	(0.01)	(0.17)	(0.01)	(0.02)
Total increase from investment operations (1)	2.93	1.46	4.75	1.28	1.98
Accretive (dilutive) effect of share issuances and repurchases	0.02	0.02	-	0.01	-
Dividends declared to stockholders	(2.37)	(1.19)	(1.60)	(1.33)	(1.60)
Distributions from capital gains	(0.51)	(0.81)	-	-	-
Other (2)	(0.13)	(0.01)	-	-	-
Net asset value at end of period	$19.37	$19.43	$19.96	$16.81	$16.85
Market value at end of period	$19.69	$19.03	$17.98	$13.10	$14.84
Shares outstanding at end of period	30,438,979	24,727,788	24,437,400	24,437,400	24,463,119
Weighted average shares outstanding during the period	26,365,269	24,468,172	24,437,400	24,442,431	24,463,119
Net assets at end of period	$589,474	$480,343	$487,764	$410,760	$412,310
Average net assets (6)	$517,287	$482,594	$437,690	$392,866	$404,284
Ratios to average net assets:
Total expenses (4)(10)	12.9%	12.0%	15.4%	11.8%	11.2%
Net investment income (5)	12.6%	9.6%	5.7%	10.1%	7.9%
Total return based on market value (3)	17.8%	17.7%	53.9%	1.0%	37.6%
Total return based on net asset value (8)	15.1%	7.3%	28.3%	7.6%	12.0%
Portfolio turnover ratio	28.3%	23.9%	47.7%	25.8%	17.2%
Supplemental Data:
Average debt outstanding (7)	$455,053	$397,244	$380,997	$385,350	$319,050
Average debt per share (1)	$17.26	$16.24	$15.59	$15.77	$13.04

	Years Ended December 31,
	2018	2017	2016	2015	2014
Per share data:
Net asset value at beginning of period	$16.05	$15.76	$15.17	$15.16	$15.35
Net investment income (1)	1.43	1.44	1.45	1.64	1.62
Net realized gain (loss) on investments, net of tax (provision) (1)	(0.45)	0.67	(0.77)	0.58	(1.18)
Taxes paid on deemed distributions(1)	-	-	-	-	-
Net unrealized appreciation (depreciation) on investments (1)	1.05	(0.23)	1.59	(0.62)	0.92
Realized losses on extinguishment of debt (1)	(0.01)	(0.01)	-	-	-
Total increase from investment operations (1)	2.02	1.87	2.27	1.60	1.36
Accretive (dilutive) effect of share issuances and repurchases	0.01	0.02	(0.05)	0.02	0.19
Dividends declared to stockholders	(1.60)	(1.60)	(1.60)	(1.60)	(0.97)
Distributions from capital gains	-	-	-	-	(0.75)
Other (2)	(0.01)	-	(0.03)	(0.01)	(0.02)
Net asset value at end of period	$16.47	$16.05	$15.76	$15.17	$15.16
Market value at end of period	$11.69	$15.18	$15.73	$13.69	$14.85
Shares outstanding at end of period	24,463,119	24,507,940	22,446,076	16,300,732	16,051,037
Weighted average shares outstanding during the period	24,471,730	23,527,188	18,283,715	16,201,449	14,346,438
Net assets at end of period	$402,985	$393,273	$353,785	$247,362	$243,263
Average net assets (6)	$398,440	$376,292	$289,453	$245,706	$222,737
Ratios to average net assets:
Total expenses (4)(10)	10.7%	9.8%	11.7%	11.3%	10.3%
Net investment income (5)	8.8%	9.0%	9.2%	10.8%	10.5%
Total return based on market value (3)	(15.8%)	3.2%	23.8%	2.4%	(23.8%)
Total return based on net asset value (8)	12.6%	11.9%	15.0%	10.6%	8.9%
Portfolio turnover ratio	29.5%	29.5%	29.3%	22.5%	18.9%
Supplemental Data:
Average debt outstanding (7)	$271,560	$219,920	$221,200	$199,340	$152,700
Average debt per share (1)	$11.10	$9.35	$12.10	$12.30	$10.64

________________________________________________________

(1)	Weighted average per share data.
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

(9)

There was no incentive fee waived for the years ended December 31, 2023, 2022 and 2021, The ratio of waived incentive fees to average net assets was (0.11)% for the year ended December 31, 2020. There was no incentive fee waived for the years ended December 31, 2019 through 2014.

(10)	The following is a schedule of supplemental expense ratios to average net assets:

	Years Ended December 31,
Ratio to average net assets:	2023	2022	2021	2020	2019
Expenses other than incentive fee (4)	9.2%	10.4%	8.9%	10.1%	8.5%
Incentive fee, net of incentive fee waiver (4)(9)	3.7%	1.6%	6.5%	1.7%	2.7%
Total expenses (4)	12.9%	12.0%	15.4%	11.8%	11.2%

	Years Ended December 31,
Ratio to average net assets:	2018	2017	2016	2015	2014
Expenses other than incentive fee (4)	7.6%	6.9%	8.1%	8.7%	8.1%
Incentive fee, net of incentive fee waiver (4)(9)	3.1%	2.9%	3.6%	2.6%	2.2%
Total expenses (4)	10.7%	9.8%	11.7%	11.3%	10.3%

	Years Ended December 31,
Ratio to average net assets:	2023	2022	2021	2020	2019
Total expenses, before base management fee waiver (4)	12.9%	12.1%	15.4%	11.8%	11.2%
Base management fee waiver (4)(9)	0.0%	(0.1%)	0.0%	0.0%	0.0%
Total expenses (4)	12.9%	12.0%	15.4%	11.8%	11.2%

	Years Ended December 31,
Ratio to average net assets:	2018	2017	2016	2015	2014
Total expenses, before base management fee waiver (4)	10.7%	9.8%	11.7%	11.3%	10.3%
Base management fee waiver (4)(9)	0.0%	0.0%	0.0%	0.0%	0.0%
Total expenses (4)	10.7%	9.8%	11.7%	11.3%	10.3%

Note 11. Selected Quarterly Financial Data (unaudited)

	March 31,	June 30,	September 30,	December 31,
	2023	2023	2023	2023
Total investment income	$29,056	$30,558	$34,185	$36,311
Net investment income	14,723	16,784	16,660	16,939
Net increase in net assets from operations	15,489	10,915	24,299	26,430
Net investment income per share(1)	$0.59	$0.67	$0.63	$0.58
Net increase in net assets from operations per share(1)	$0.62	$0.44	$0.91	$0.91
Net asset value per share at end of period	$19.39	$19.13	$19.28	$19.37

	March 31,	June 30,	September 30,	December 31,
	2022	2022	2022	2022
Total investment income	$20,518	$21,153	$24,992	$27,474
Net investment income	10,338	11,008	12,719	12,484
Net increase in net assets from operations	11,690	7,981	11,428	4,723
Net investment income per share(1)	$0.42	$0.45	$0.52	$0.51
Net increase in net assets from operations per share(1)	$0.48	$0.33	$0.47	$0.19
Net asset value per share at end of period	$19.91	$19.80	$19.41	$19.43

	March 31,	June 30,	September 30,	December 31,
	2021	2021	2021	2021
Total investment income	$23,290	$21,826	$21,229	$24,101
Net investment income	11,081	6,473	5,118	2,448
Net increase in net assets from operations	11,538	25,886	28,442	50,238
Net investment income per share(1)	$0.45	$0.26	$0.21	$0.10
Net increase in net assets from operations per share(1)	$0.47	$1.06	$1.16	$2.06
Net asset value per share at end of period	$16.90	$17.57	$18.31	$19.96

(1)	Per share amounts are calculated using the weighted average shares outstanding for the period. Due to rounding, the sum of the quarters may not equal the annual calculation on a per share basis.

Note 12. Income Taxes

The Company has elected to be treated for U.S. federal income tax purposes as a RIC, whereby the Company generally will not be subject to U.S. federal income tax at corporate rates on any net ordinary income or capital gains that the Company timely distributes to its stockholders as dividends. The Company must generally distribute at least 90% of its investment company taxable income to maintain its RIC status. As part of maintaining RIC status, undistributed taxable income pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the due date for filing of the federal income tax return (including extensions) for the prior year, the 15th day of the 10th month following the prior tax year. Such taxable income carried forward to the next tax year will be subject to excise tax equal to 4% of the amount by which (i) 98% of the Company’s ordinary income recognized during a calendar year and (ii) 98.2% of the Company’s net capital gains, as defined by Subchapter M of the Code, recognized for the one year period ending October 31st of a calendar year exceeds the respective distributions for the year. Excise tax is included as a component of income tax provision and income tax (provision) on realized gains on investments, depending on the character of the underlying taxable income (ordinary or capital gains), on the consolidated statements of operations.

The Taxable Subsidiaries hold certain portfolio investments for the Company. The Taxable Subsidiaries are consolidated for financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in the Company’s consolidated financial statements. The principal purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies which are “pass through” entities for U.S. federal income tax purposes in order to comply with the “source-of-income” requirements contained in the RIC tax provisions of Subchapter M of the Code. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal corporate income tax purposes, and each Taxable Subsidiary is subject to U.S. federal corporate income tax on its taxable income. The Taxable Subsidiaries are taxed as corporations and do not intend to qualify as a RIC pursuant to Subchapter M of the Code. As corporations, the Taxable Subsidiaries are obligated to pay U.S. federal, state and local income tax on taxable income, as applicable. Income earned and gains realized on the investment or investments held by the Taxable Subsidiary are taxable to such subsidiary. A tax provision for ordinary income, if any, is shown as income tax provision in the consolidated statements of operations of the Company. A tax provision for realized and unrealized gains on investments is included as a reduction of realized and unrealized gains (losses) on investments in the consolidated statements of operations of the Company. For the years ended December 31, 2023, 2022, and 2021, the Taxable Subsidiaries were subject to a 21% U.S. federal income tax rate. The Company classifies interest and penalties, if any, as a component of income tax provision on the consolidated statements of operations. Income tax expense at the Taxable Subsidiaries is included as a component of the income tax provisions, depending on the character of the underlying taxable income (ordinary or capital gains), on the consolidated statements of operations. For the years ended December 31, 2023, 2022, and 2021, income tax expense at the Taxable Subsidiaries was $1,242, $1,809, and $1,827, respectively.

The Company and the Taxable Subsidiaries are also subject to various state and local income taxes.

The following table is a reconciliation of net increase in net assets resulting from operations on the consolidated statements of operations to taxable income and to total distributions declared to common stockholders for the years ended December 31, 2023, 2022, and 2021.

	2023 (1)	2022	2021
Net increase in net assets resulting from operations	$77,133	$35,822	$116,104
Net change in unrealized (appreciation) depreciation on investments	10,359	65,702	(41,496)
Permanent book income and tax income differences	2,535	12,368	2,176
Temporary book income and tax income differences	(7,985)	(19,480)	347
Capital loss carry forward (utilization)	-	-	(25,024)
Taxable income	82,042	94,412	52,107
Taxable income earned in prior year and carried forward for distribution in current year	38,530	33,839	20,832
Taxable Subsidiaries liquidating distributions	5	132	-
Deemed distribution of long term capital gains	-	(40,801)	-
Taxable income earned in current period and carried forward for distribution in following year	(41,647)	(38,530)	(33,839)
Total distributions to common stockholders	$78,930	$49,052	$39,100

(1)

The Company’s taxable income for 2023 is an estimate and will not be finalized until the Company files its 2023 federal income tax returns in 2024. Therefore, the Company’s actual taxable income, and the Company’s actual taxable income that was earned in 2023 and carried forward for distribution in 2024, may be different than this estimate.

For tax purposes, distributions paid to stockholders are reported as ordinary income, long term capital gains and return of capital, or a combination thereof. The tax character of distributions paid for the years ended December 31, 2023, 2022, and 2021 was as follows:

	2023	2022	2021
Ordinary income	$65,270	$29,496	$39,100
Long term capital gains	13,660	19,556	-
Return of capital	-	-	-
Total distributions to common stockholders	$78,930	$49,052	$39,100

The Company estimates that it generated undistributed ordinary taxable income of approximately $32,241, or $1.06 per share, and undistributed long term capital gains of $9,406, or $0.31 per share, during 2023 that will be carried forward and distributed in 2024. Ordinary dividend distributions from a RIC do not qualify for the preferential U.S. federal income tax rate on dividend income from certain domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations.

The Company may distribute a portion of its realized net long term capital gains in excess of realized net short term capital losses to its stockholders, but may also decide to retain a portion, or all, of its net capital gains and elect to make a “deemed distribution” to its stockholders. For the year ended December 31, 2022, the Company elected to designate retained net capital gains of $40,801, or approximately $1.65 per share, as a deemed distribution, which was allocated to stockholders of record as of December 31, 2022. The Company incurred U.S. federal income taxes of $8,568, or approximately $0.35 per share, on behalf of stockholders related to this deemed distribution. Such U.S. federal income taxes were paid in January 2023. For the years ended December 31, 2023 and 2021, the Company did not elect to designate retained net capital gains as a deemed distribution.

As of December 31, 2023 and 2022, the tax basis components of distributable earnings were as follows:

	December 31,	December 31,
	2023 (1)	2022
Undistributed ordinary income	$32,241	$29,521
Undistributed long term capital gains	9,406	9,009
Unrealized appreciation (depreciation)	21,278	31,636
Temporary book/tax differences	22,221	14,237
Capital loss carry forward	-	-
Total distributable earnings	$85,146	$84,403

(1)

The Company’s distributable earnings for 2023 is an estimate and will not be finally determined until the Company files its 2023 federal income tax returns in 2024. Therefore, the Company’s actual distributable earnings may be different than this estimate.

For federal income tax purposes, the cost of investments owned at December 31, 2023 and 2022 was approximately $910,599 and $811,962, respectively.

	December 31,	December 31,
	2023 (1)	2022
Tax-basis amortized cost of investments	$910,599	$811,962
Tax-basis gross unrealized appreciation on investments	86,768	87,884
Tax-basis gross unrealized depreciation on investments	(39,461)	(39,517)
Tax-basis net unrealized appreciation on investments	47,304	48,367
Fair value of investments	$957,906	$860,329

(1)

The Company’s tax-basis amortized cost of investments for 2023 is an estimate and will not be finally determined until 2024 when the Company receives the relevant tax forms from portfolio companies with equity investments. Therefore, the Company’s actual tax-basis amortized cost of investments may be different than this estimate.

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These permanent book-to-tax differences are reclassified on the consolidated statements of changes in net assets to reflect their tax character but have no impact on total net assets. The following permanent book-to-tax differences were reclassified on the consolidated statements of changes in net assets for the years ended December 31, 2023, 2022, and 2021.

	2023 (1)	2022	2021
Additional paid-in capital	$(2,540)	$(3,932)	$(2,175)
Total distributable earnings	2,540	3,932	2,175

(1)

The Company’s permanent book-to-tax reclassifications for 2023 are an estimate and will not be finalized until the Company files its 2023 federal income tax returns in 2024. Therefore, the Company’s actual permanent book-to-tax reclassifications may be different than this estimate. The Company adjusts such reclassifications in the following years when finalized, and such adjustments are reflected in the consolidated statements of changes in net assets and the consolidated statements of assets and liabilities.

Note 13. Subsequent Events

On January 3, 2024, the Company invested $5,000 in first lien debt, $1,500 in preferred equity, and committed up to $2,500 in first lien debt of Janus Health Technologies, Inc., a leading provider of SaaS-based revenue cycle management solutions to healthcare systems and outsourced RCM service providers.

On January 8, 2024, the Company exited its debt and equity investment in Applied Data Corporation. The Company received payment in full of $21,530 on its first lien debt, which included a prepayment fee. The Company received a distribution on its common and preferred equity investments for a realized gain of approximately $1,545.

On February 13, 2024, the Board declared a regular quarterly dividend of $0.43 per share and a supplemental dividend of $0.22 per share payable March 27, 2024, to stockholders of record as of March 20, 2024.

On February 23, 2024, the Company invested $10,000 in first lien debt, $500 in common equity, and committed up to $1,000 in first lien debt of a leading provider of professional food service sales and marketing service.

On February 28, 2024, the Company repaid $35,000 of SBA debentures with a weighted average interest rate of 3.187% which would have matured on dates ranging from March 2026 to September 2027.

For the period from January 1, 2024, to February 28, 2024, the Company sold a total of 207,530 shares of its common stock under the ATM Program for gross proceeds of approximately $4,140 and net proceeds of approximately $4,078, after deducting commissions to the sales agents on shares sold and offering expenses.

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

Management (with the participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a)	None.
(b)

During the fiscal quarter ended December 31, 2023, no director or officer of the Company has entered into any (i) contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

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

10.9

Amended & Restated Senior Secured Revolving Credit Agreement, dated as of April 24, 2019, by and among the Company, as borrower, the lenders party thereto, and ING Capital LLC, as administrative agent (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed

10.10 10.11

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

10.13

Equity Distribution Agreement, dated November 10, 2022, by and among Fidus Investment Corporation, Fidus Investment Advisors, LLC, on the one hand, and Raymond James & Associates, Inc. and B. Riley Securities, Inc. on the other hand (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on November 10, 2022 and incorporated herein by reference).

10.14

Amendment No. 1, dated August 11, 2023, to Equity Distribution Agreement by and among Fidus Investment Corporation and Fidus Investment Advisors, LLC, on the one hand, and Raymond James & Associates, Inc. and B. Riley Securities, Inc., on the other hand (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 11, 2023 and incorporated herein by reference).

14.1	Joint Code of Ethics.*
19.1	Insider Trading Policy and Procedures included in Joint Code of Ethics (attached as Exhibit 14.1 hereto).
21.1	List of Subsidiaries.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*
97.1	Compensation Recoupment Policy.*

*	Filed herewith.
†	Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDUS INVESTMENT CORPORATION A Maryland Corporation

Date: February 29, 2024

/s/ EDWARD H. ROSS
Name: Edward H. Ross
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ EDWARD H. ROSS Edward H. Ross	Chairman and Chief Executive Officer (Principal Executive Officer)	February 29, 2024

/s/ THOMAS C. LAUER Thomas C. Lauer	President and Director	February 29, 2024

/s/ SHELBY E. SHERARD Shelby E. Sherard	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2024

/s/ RAYMOND L. ANSTISS, JR. Raymond L. Anstiss, Jr.	Director	February 29, 2024

/s/ KELLY MCNAMARA CORLEY Kelly McNamara Corley	Director	February 29, 2024

/s/ CHARLES D. HYMAN Charles D. Hyman	Director	February 29, 2024

/s/ EDWARD X. TUNE Edward X. Tune	Director	February 29, 2024