Form 10-Q
period 2024-03-31
FIDUS INVESTMENT Corp
filed 2024-05-02
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 30, 2024, the Registrant had outstanding 31,553,663 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	March 31,
	2024	December 31,
	(unaudited)	2023
ASSETS
Investments, at fair value:
Control investments (cost: $6,832 and $6,832, respectively)	$—	$—
Affiliate investments (cost: $46,161 and $46,485, respectively)	80,316	83,876
Non-control/non-affiliate investments (cost: $972,583 and $883,312, respectively)	967,755	874,030
Total investments, at fair value (cost: $1,025,576 and $936,629, respectively)	1,048,071	957,906
Cash and cash equivalents	27,122	119,131
Interest receivable	15,708	11,965
Prepaid expenses and other assets	1,842	1,896
Total assets	$1,092,743	$1,090,898
LIABILITIES
SBA debentures, net of deferred financing costs (Note 6)	$170,176	$204,472
Notes, net of deferred financing costs (Note 6)	247,521	247,243
Borrowings under Credit Facility, net of deferred financing costs (Note 6)	21,493	(1,082)
Secured borrowings	15,626	15,880
Accrued interest and fees payable	3,537	5,924
Base management fee payable, net of base management fee waiver – due to affiliate	4,364	4,151
Income incentive fee payable – due to affiliate	4,467	4,570
Capital gains incentive fee payable – due to affiliate	14,471	17,509
Administration fee payable and other – due to affiliate	798	789
Taxes payable	277	1,227
Accounts payable and other liabilities	1,673	741
Total liabilities	$484,403	$501,424
Commitments and contingencies (Note 7)
NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 31,426,149 and 30,438,979 shares issued and
outstanding at March 31, 2024 and December 31, 2023, respectively)	$32	$31
Additional paid-in capital	523,467	504,298
Total distributable earnings	84,841	85,145
Total net assets	608,340	589,474
Total liabilities and net assets	$1,092,743	$1,090,898
Net asset value per common share	$19.36	$19.37

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

(in thousands, except shares and per share data)

	Three Months Ended
	March 31,
	2024	2023
Investment Income:
Interest income
Control investments	$—	$—
Affiliate investments	869	1,050
Non-control/non-affiliate investments	27,269	24,906
Total interest income	28,138	25,956
Payment-in-kind interest income
Control investments	—	—
Affiliate investments	—	—
Non-control/non-affiliate investments	2,049	637
Total payment-in-kind interest income	2,049	637
Dividend income
Control investments	—	—
Affiliate investments	348	348
Non-control/non-affiliate investments	49	36
Total dividend income	397	384
Fee income
Control investments	—	—
Affiliate investments	5	5
Non-control/non-affiliate investments	2,354	1,431
Total fee income	2,359	1,436
Interest on idle funds	1,708	643
Total investment income	34,651	29,056
Expenses:
Interest and financing expenses	6,012	5,185
Base management fee	4,432	3,854
Incentive fee - income	4,467	3,647
Incentive fee (reversal) - capital gains	499	153
Administrative service expenses	537	473
Professional fees	937	816
Other general and administrative expenses	229	240
Total expenses before base management fee waiver	17,113	14,368
Base management fee waiver	(69)	(72)
Total expenses, net of base management fee waiver	17,044	14,296
Net investment income before income taxes	17,607	14,760
Income tax provision (benefit)	(20)	37
Net investment income	17,627	14,723
Net realized and unrealized gains (losses) on investments:
Net realized gains (losses):
Control investments	—	—
Affiliate investments	—	—
Non-control/non-affiliate investments	1,743	58
Total net realized gain (loss) on investments	1,743	58
Income tax (provision) benefit from realized gains on investments	56	—
Net change in unrealized appreciation (depreciation):
Control investments	—	—
Affiliate investments	(3,236)	(2,489)
Non-control/non-affiliate investments	4,454	3,197
Total net change in unrealized appreciation (depreciation) on investments	1,218	708
Net gain (loss) on investments	3,017	766
Realized losses on extinguishment of debt	(521)	—
Net increase (decrease) in net assets resulting from operations	$20,123	$15,489
Per common share data:
Net investment income per share-basic and diluted	$0.57	$0.59
Net increase in net assets resulting from operations per share — basic and diluted	$0.65	$0.62
Dividends declared per share	$0.65	$0.66
Weighted average number of shares outstanding — basic and diluted	30,776,758	24,803,951

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except shares)

	Common Stock			Additional	Total
	Number of	Par		paid-in	distributable	Total net
	shares	value		capital	earnings	assets
Balances at December 31, 2022	24,727,788	$25		$395,916	$84,402	$480,343
Public offering of common stock, net of expenses	260,610	0	*	5,306	—	5,306
Net investment income	—	—		—	14,723	14,723
Net realized gain (loss) on investments, net of taxes	—	—		—	58	58
Net unrealized appreciation (depreciation) on investments	—	—		—	708	708
Realized losses on extinguishment of debt	—	—		—	—	—
Dividends declared	—	—		—	(16,492)	(16,492)
Balances at March 31, 2023	24,988,398	$25		$401,222	$83,399	$484,646
Balances at December 31, 2023	30,438,979	$31		$504,298	$85,145	$589,474
Public offering of common stock, net of expenses	987,170	1		19,169	—	19,170
Net investment income	—	—		—	17,627	17,627
Net realized gain (loss) on investments, net of taxes	—	—		—	1,799	1,799
Net unrealized appreciation (depreciation) on investments	—	—		—	1,218	1,218
Realized losses on extinguishment of debt	—	—		—	(521)	(521)
Dividends declared	—	—		—	(20,427)	(20,427)
Balances at March 31, 2024	31,426,149	$32		$523,467	$84,841	$608,340
*amount is greater than zero but less than one

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$20,123	$15,489
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(1,218)	(708)
Net realized (gain) loss on investments	(1,743)	(58)
Interest and dividend income paid-in-kind	(2,049)	(637)
Accretion of original issue discount	(116)	(113)
Accretion of loan origination fees	(556)	(413)
Purchase of investments	(145,861)	(51,521)
Proceeds from sales and repayments of investments	60,247	15,918
Proceeds from loan origination fees	1,131	537
Realized losses on extinguishment of debt	521	—
Amortization of deferred financing costs	535	516
Amortization of deferred equity financing costs	11	3
Changes in operating assets and liabilities:
Interest receivable	(3,743)	(1,879)
Prepaid expenses and other assets	219	(125)
Accrued interest and fees payable	(2,387)	(1,421)
Base management fee payable, net of base management fee waiver – due to affiliate	213	13
Income incentive fee payable – due to affiliate	(103)	612
Capital gains incentive fee (reversal) – due to (from) affiliate	(3,038)	(7,402)
Administration fee payable and other – due to (from) affiliate	9	(114)
Taxes payable	(950)	(9,850)
Accounts payable and other liabilities	932	(55)
Net cash provided by (used for) operating activities	(77,823)	(41,208)
Cash Flows from Financing Activities:
Proceeds from common stock offerings, net of expenses	19,170	5,306
Proceeds received from SBA debentures	—	12,000
Repayments of SBA debentures	(35,000)	—
Proceeds received from (repayments of) borrowings under Credit Facility, net	22,500	15,000
Proceeds received from (repayments of) Secured Borrowings, net	(254)	(246)
Payment of deferred financing costs	(175)	(292)
Dividends paid to stockholders, including expenses	(20,427)	(16,492)
Net cash provided by (used for) financing activities	(14,186)	15,276
Net increase (decrease) in cash and cash equivalents	(92,009)	(25,932)
Cash and cash equivalents:
Beginning of period	119,131	62,350
End of period	$27,122	$36,418
Supplemental information and non-cash activities:
Cash payments for interest	$7,864	$6,090
Cash payments for taxes, net of tax refunds received	$874	$9,887

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

March 31, 2024

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets

Control Investments (t)
US GreenFiber, LLC (n)	Building Products Manufacturing
Second Lien Debt (j)(y)			10.00%/3.00%	7/3/2014	8/30/2024	$5,226	$5,223	$—
Common Equity (2,522 units) (h)(j)				7/3/2014			585	—
Common Equity (425,508 units) (j)				8/30/2019			1	—
Common Equity (1,022,813 units) (h)(j)				7/1/2020			1,023	—
							6,832	—	0%

Total Control Investments							$6,832	$—	0%

Affiliate Investments (l)
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	Building Products Manufacturing
Subordinated Debt (j)			11.00%/0.00%	12/31/2021	12/31/2027	$9,602	$9,602	$9,602
Common Equity (5,690 units) (h)(j)				12/31/2021			5,690	6,811
Common Equity (7,113 units) (h)(j)				12/31/2021			7,113	8,442
Common Equity (2,012 units) (h)(j)				12/31/2021			-	-
							22,405	24,855	4%
Medsurant Holdings, LLC	Healthcare Services
Preferred Equity (84,997 units) (h)(j)				4/12/2011			315	1,654
Warrant (252,588 units) (h)(j)(m)				4/12/2011			2,257	5,810
							2,572	7,464	1%
Pfanstiehl, Inc.	Healthcare Products
Common Equity (2,550 units) (j)				3/29/2013			254	29,713	5%

Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	Aerospace & Defense Manufacturing
First Lien Debt (k)(ag)		(S + 6.00%) / (1.00%)	11.56%/0.00%	2/12/2021	2/11/2026	15,000	14,959	13,879
Common Equity (12,035 units) (j)				8/25/2021			1,204	—
Common Equity (38,493 units) (j)				12/16/2022			2,609	—
Common Equity (6,783 units) (j)				7/10/2023			686	—
Common Equity (4,663 units) (j)				9/16/2022			472	—
							19,930	13,879	2%
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Common Equity (1,000,000 units)				11/12/2015			1,000	4,405	1%

Total Affiliate Investments							$46,161	$80,316	13%

Non-control/Non-affiliate Investments
2KDirect, Inc. (dba iPromote)	Information Technology Services
First Lien Debt (k)(at)		(S + 6.75%) / (0.50%)	12.23%/0.00%	6/25/2021	6/25/2026	$10,594	$10,555	$10,594
First Lien Debt (j)(aa)		(S + 6.75%) / (0.50%)	8.98%/0.00%	7/30/2021	6/25/2026	3,260	3,260	3,260
Common Equity (1,000,000 units)				6/25/2021			1,000	523
							14,815	14,377	2%
301 Edison Holdings Inc. (dba LGG Industrial)	Specialty Distribution
First Lien Debt (j)			11.75%/1.50%	11/14/2023	11/13/2028	12,372	12,222	12,222
Preferred Equity (519,244 units) (j)				11/14/2023			1,000	1,000
							13,222	13,222	2%
Acendre Midco, Inc.	Information Technology Services
First Lien Debt (j)		(S + 7.75%) / (0.50%)	13.34%/0.00%	10/6/2021	10/6/2026	5,445	5,437	5,445
First Lien Debt (j)		(S + 7.75%) / (0.50%)	13.34%/0.00%	10/6/2021	10/6/2026	12,375	12,341	12,375
Revolving Loan (j)		(S + 7.75%) / (0.50%)	13.34%/0.00%	10/6/2021	10/6/2026	1,000	1,000	1,000
Common Equity (500,000 shares) (j)				10/6/2021			371	469
Warrant (150,000 shares) (j)(m)				10/6/2021			129	141
Preferred Equity (77,016 shares) (j)				9/26/2022			88	143
							19,366	19,573	3%
Ad Info Parent, Inc. (dba MediaRadar)	Information Technology Services
First Lien Debt (j)		(S + 6.25%) / (1.00%)	11.70%/0.00%	11/1/2023	9/16/2029	12,469	12,403	12,403
Revolving Loan ($1,442 unfunded commitment) (i)(j)		(S + 6.25%) / (1.00%)	11.70%/0.00%	11/1/2023	9/16/2029	—	(8)	—
Preferred Equity (1,250,000 units) (j)				11/1/2023			1,250	1,250
							13,645	13,653	2%
Aldinger Company	Business Services
First Lien Debt(k)( ae)		(S + 6.25%) / (2.00%)	11.58%/0.00%	6/30/2023	6/29/2029	22,446	22,227	22,446
Common Equity (8,227 units)				6/30/2023			19	586
Preferred Equity (8,263 units)				6/30/2023			826	826
							23,072	23,858	4%
Allredi, LLC (fka Marco Group International OpCo, LLC)	Industrial Cleaning & Coatings
Second Lien Debt			0.00%/15.00%	3/2/2020	9/2/2026	12,054	12,005	10,533
Common Equity (570,636 units) (h)(j)				7/21/2017			637	99
Common Equity (39,443 units) (h)(j)				11/24/2021			22	32
Common Equity (524,624units) (h)(j)				8/3/2023			45	90
							12,709	10,754	2%
American AllWaste LLC (dba WasteWater Transport Services)	Environmental Industries
First Lien Debt (j)(p)		(S + 6.50%) / (1.00%)	12.09%/0.00%	6/28/2021	3/31/2025	22,218	22,062	21,456
First Lien Debt (j)(o)		(S + 6.50%) / (1.00%)	9.59%/0.00%	6/28/2021	3/31/2025	330	330	319
Revolving Loan ($3,326 unfunded commitment) (j)(v)			15.00%/0.00%	3/28/2024	3/31/2025	2,924	2,924	2,924
Preferred Equity (500 units) (h)(j)				5/31/2018			500	50
Preferred Equity (207 units) (h)(j)				8/6/2019			250	25
Preferred Equity (141 units) (h)(j)				11/2/2020			171	17
Preferred Equity (74 units) (h)(j)				12/29/2021			97	10
							26,334	24,801	4%
AmeriWater, LLC	Component Manufacturing
First Lien Debt (af)		(S + 6.25%) / (1.00%)	11.56%/0.00%	7/8/2022	7/8/2027	7,590	7,559	7,590
Subordinated Debt (j)			7.00%/7.00%	7/8/2022	1/8/2028	2,259	2,253	2,259
Common Equity (1,000 units) (h)(j)				7/8/2022			1,000	1,329
							10,812	11,178	2%
AOM Intermediate Holdco, LLC (dba AllOver Media)	Information Technology Services
Common Equity (1,232 units) (h)(j)				2/1/2022			1,372	1,645	0%

APM Intermediate Holdings, LLC (dba Artistic Paver Manufacturing, Inc.)	Building Products Manufacturing
First Lien Debt (ai)		(S + 7.00%) / (2.00%)	12.33%/0.00%	11/8/2022	11/8/2027	18,200	18,100	18,200
Common Equity (1,200 units) (h)(j)				11/8/2022			1,200	1,335
							19,300	19,535	3%
Auto CRM LLC (dba Dealer Holdings)	Information Technology Services
First Lien Debt (am)		(P + 5.50%) / (3.25%)	14.00%/0.85%	10/1/2021	10/1/2026	7,664	7,626	7,740
Subordinated Debt			0.00%/14.50%	10/1/2021	12/31/2026	702	699	709
Common Equity (500 units) (j)				10/1/2021			500	209
							8,825	8,658	1%
Bad Boy Mowers JV Acquisition, LLC	Consumer Products
Subordinated Debt (k)			9.00%/4.50%	11/9/2023	11/9/2030	13,235	13,158	13,158
Preferred Equity (13,000 units) (j)				11/9/2023			1,300	1,300
							14,458	14,458	2%
Barefoot Mosquito and Pest Control, LLC	Consumer Services
First Lien Debt (k)		(S + 7.00%) / (2.00%)	12.33%/0.00%	12/22/2023	12/22/2029	29,000	28,830	28,829
Revolving Loan ($1,500 unfunded commitment) (i)(j)		(S + 7.00%) / (2.00%)	12.33%/0.00%	12/22/2023	12/22/2029	—	—	—
Common Equity (3,974 units) (h)(j)				12/22/2023			—	—
Preferred Equity (15,000 units) (h)(j)				12/22/2023			1,500	1,500
							30,330	30,329	5%
BCM One Group Holdings, Inc.	Information Technology Services
Subordinated Debt (j)			11.75%/0.00%	11/17/2021	11/17/2028	18,333	18,208	18,333	3%

Bedford Precision Parts LLC	Specialty Distribution
Common Equity (500,000 units) (h)(j)				3/12/2019			484	318	0%

BP Thrift Buyer, LLC (dba myUnique and Ecothrift)	Retail

First Lien Debt (j)(al)		(S + 5.75%) / (1.50%)	11.08%/0.00%	9/13/2022	9/13/2027	20,000	19,680	20,000
First Lien Debt (j)		(S + 5.75%) / (1.50%)	8.83%/0.00%	5/12/2023	9/13/2027	1,892	1,892	1,892
Common Equity (1,000 units) (j)				9/13/2022			960	1,415
							22,532	23,307	4%
BurgerFi International, LLC (dba BurgerFi) (ad)	Restaurants
Common Equity (14,201 units) (j)(ao)				11/3/2022			521	8
Preferred Equity (9,787 units) (j)(ao)				11/3/2022			49	245
							570	253	0%
Cardback Intermediate, LLC (dba Chargeback Gurus)	Information Technology Services
First Lien Debt (j)(ah)		(S + 6.50%) / (0.75%)	12.09%/0.00%	8/10/2021	8/10/2026	11,699	11,662	11,699
Common Equity (495 shares) (j)				8/10/2021			125	—
Preferred Equity (495 shares) (j)				8/10/2021			125	295
							11,912	11,994	2%
Choice Technology Solutions, LLC (dba Choice Merchant Solutions, LLC)	Information Technology Services
First Lien Debt (j)		(S + 7.25%) / (1.00%)	12.83%/0.00%	4/1/2022	4/1/2027	8,500	8,471	8,500
Revolving Loan ($1,000 unfunded commitment) (i)(j)		(S + 6.25%) / (1.00%)	11.83%/0.00%	4/1/2022	4/1/2027	—	—	—
Preferred Equity (500,000 units) (h)(j)				8/21/2023			500	688
							8,971	9,188	2%
CIH Intermediate, LLC	Business Services
Subordinated Debt (k)			10.00%/1.00%	3/3/2022	3/3/2028	13,927	13,838	13,927
Common Equity (563 shares) (j)				3/3/2022			400	1,758
Preferred Equity (563 shares) (j)				3/3/2022			400	939
							14,638	16,624	3%
Comply365, LLC	Aerospace & Defense Manufacturing
Common Equity (868,922 units)				12/22/2023			2,576	2,576	0%

CRS Solutions Holdings, LLC (dba CRS Texas)	Business Services
Common Equity (574,929 units) (h)(j)				6/28/2022			272	44	0%

CTM Group, Inc.	Business Services
First Lien Debt		(S + 6.75%) / (1.00%)	12.24%/0.00%	2/28/2023	11/30/2026	7,920	7,806	7,907
Subordinated Debt			11.50%/2.00%	2/28/2023	11/30/2027	2,045	2,025	1,989
Common Equity (400,000 units)				2/28/2023			400	303
							10,231	10,199	2%
Dataguise, Inc.	Information Technology Services
Subordinated Debt (j)			11.00%/2.00%	12/30/2022	11/23/2027	21,985	21,948	21,985
Common Equity (909 shares) (j)				12/31/2020			1,500	1,267
							23,448	23,252	4%
Dealerbuilt Acquisition, LLC	Information Technology Services
First Lien Debt (ac)		(S + 5.75%) / (4.00%)	11.08%/1.00%	7/21/2023	7/21/2026	13,207	13,132	13,207
Subordinated Debt (j)			7.50%/7.50%	7/21/2023	1/21/2027	5,270	5,245	5,271
Common Equity (1,000 Units) (h)(j)				7/21/2023			—	—
Preferred Equity (1,000 Units) (h)(j)				7/21/2023			1,000	1,002
							19,377	19,480	3%
Detechtion Holdings, LLC	Information Technology Services
First Lien Debt (k)		(S + 5.75%) / (2.25%)	11.08%/2.00%	6/21/2023	6/21/2028	17,779	17,691	17,779
Subordinated Debt (j)			0.00%/14.00%	6/21/2023	6/21/2028	2,230	2,221	2,230
Common Equity (500,000 units) (h)(j)				6/21/2023			500	563
							20,412	20,572	3%
Diversified Search LLC	Business Services
First Lien Debt (k)(r)		(S + 7.25%) / (1.00%)	12.81%/0.00%	2/7/2019	9/30/2025	24,155	24,093	24,155
Common Equity (573 units) (h)(j)				2/7/2019			552	453
							24,645	24,608	5%
Donovan Food Brokerage, LLC	Business Services
First Lien Debt		(S + 6.50%) / (2.00%)	11.82%/0.00%	2/23/2024	2/23/2029	10,000	9,951	9,951
Revolving Loan ($1,000 unfunded commitment) (i)(j)		(S + 6.50%) / (2.00%)	11.82%/0.00%	2/23/2024	2/23/2029	—	(5)	—
Common Equity (500,000 units) (j)				2/23/2024			500	500
							10,446	10,451	2%
Education Incites, LLC (dba Acceleration Academies)	Business Services
Second Lien Debt			12.75%/0.00%	10/31/2022	10/29/2027	6,000	5,979	6,120	1%

Elements Brands, LLC	Consumer Products
First Lien Debt			12.25%/0.00%	12/31/2020	12/31/2024	2,025	2,018	2,025
Revolving Loan (j)			12.25%/0.00%	12/31/2020	12/31/2024	1,500	1,498	1,500
							3,516	3,525	1%
Fishbowl Solutions, LLC	Information Technology Services
First Lien Debt (ar)		(S + 7.75%) / (1.00%)	13.34%/0.00%	3/25/2022	3/25/2027	14,083	14,018	14,083	2%

Global Plasma Solutions, Inc.	Component Manufacturing
Common Equity (515 shares) (j)				2/1/2024			127	168
Common Equity (1,461 shares) (j)				9/21/2018			134	—
							261	168	0%
GMP HVAC, LLC (dba McGee Heating & Air, LLC)	Utilities: Services
First Lien Debt (j)		(S + 7.00%) / (2.00%)	12.33%/0.00%	12/8/2023	12/8/2028	3,000	2,984	2,984
Revolving Loan ($1,000 unfunded commitment) (i)(j)		(S + 7.00%) / (2.00%)	12.33%/0.00%	12/8/2023	12/8/2028	—	(5)	—
Preferred Equity (1,000 units) (h)(j)				12/8/2023			1,000	1,000
							3,979	3,984	1%
GP&C Operations, LLC (dba Garlock Printing and Converting)	Component Manufacturing
Common Equity (515,625 units) (h)(j)				1/22/2021			516	590	0%

Green Cubes Technology, LLC (dba Green Cubes)	Information Technology Services
First Lien Debt (j)		(S + 13.00%) / (0.00%)	18.49%/0.00%	12/17/2021	12/17/2024	11,838	11,820	11,838	2%

Gurobi Optimization, LLC	Information Technology Services
Common Equity (3 shares)				12/19/2017			572	3,619	1%

Haematologic Technologies, Inc.	Healthcare Services
First Lien Debt (x)		(S + 8.25%) / (2.00%)	13.80%/0.00%	10/11/2019	10/11/2024	5,385	5,380	5,385
Common Equity (630 units) (h)(j)				10/11/2019			630	4
Common Equity (89 units) (h)(j)				6/26/2023			89	133
							6,099	5,522	1%
Hallmark Health Care Solutions, Inc.	Healthcare Services
Common Equity (3,645,752 units) (j)				9/18/2023			3,646	3,838	1%

Healthfuse, LLC	Healthcare Services
Preferred Equity (197,980 units)				11/13/2020			749	1,837	0%

Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt (k)			12.50%/1.00%	4/25/2023	6/30/2028	20,190	19,945	20,190
Common Equity (5,837 units)				3/23/2016			390	1,553
Common Equity (637 units) (j)				8/7/2023			102	170
Preferred Equity (868 units) (j)				10/16/2020			154	358
							20,591	22,271	4%
IBH Holdings, LLC (fka Inflexxion, Inc.)	Business Services
Common Equity (150,000 units)				6/20/2018			—	65	0%

Informatics Holdings, Inc. (dba Wasp Barcode Technologies)	Information Technology Services
First Lien Debt (j)		(S + 6.50%) / (2.50%)	11.83%/0.00%	3/7/2024	3/7/2029	12,500	12,450	12,450
Revolving Loan ($1,000 unfunded commitment) (i)(j)		(S + 6.50%) / (2.50%)	11.83%/0.00%	3/7/2024	3/7/2029	—	—	—
Preferred Equity (1,000,000 units) (j)				3/7/2024			1,000	1,000
							13,450	13,450	2%
ISI PSG Holdings, LLC (dba Incentive Solutions, Inc.)	Business Services
First Lien Debt (j)(aj)		(S + 7.50%) / (0.50%)	12.96%/0.00%	4/5/2021	4/5/2026	11,359	11,317	11,359
First Lien Debt (j)(an)		(S + 7.50%) / (0.50%)	9.46%/0.00%	6/30/2021	4/5/2026	12,037	12,038	12,034
Common Equity (256,964 units) (h)(j)				4/5/2021			500	532
							23,855	23,925	4%
Janus Health Technologies, Inc.	Information Technology Services

First Lien Debt			12.00%/0.00%	1/3/2024	1/3/2028	5,000	4,978	4,978
First Lien Debt ($2,500 unfunded commitment) (j)			12.00%/0.00%	1/3/2024	6/3/2025	—	(10)	—
Preferred Equity (68,361 units)				1/3/2024			1,500	1,500
							6,468	6,478	1%
The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Common Equity (855 shares) (j)				12/8/2017			933	61	0%

Level Education Group, LLC (dba CE4Less)	Business Services
First Lien Debt (ak)		(S + 5.75%) / (2.00%)	11.34%/0.00%	4/1/2021	4/1/2026	4,553	4,537	4,553
Common Equity (1,000,000 units) (j)				4/1/2021			1,000	1,405
							5,537	5,958	1%
LifeSpan Biosciences, Inc.	Healthcare Products
Subordinated Debt (j)			11.50%/0.00%	3/19/2021	9/19/2026	16,000	15,963	15,099
Common Equity (100 shares) (j)				3/19/2021			1,000	413
							16,963	15,512	3%
Magenta Buyer LLC (dba Trellix)	Information Technology Services
Second Lien Debt (j)		(S + 8.25%) / (0.75%)	13.82%/0.00%	7/19/2022	7/27/2029	7,182	6,878	5,047	1%

MBS Opco, LLC (dba Marketron)	Information Technology Services
First Lien Debt (j)		(S + 8.50%) / (1.50%)	14.09%/0.00%	9/29/2022	9/28/2026	27,000	26,916	27,000	4%

MDME Holding Corp.	Healthcare Products
First Lien Debt		(S + 6.25%) / (1.00%)	11.70%/0.00%	8/31/2023	8/3/2027	11,893	11,812	11,893
Common Equity (4,735 units) (j)				9/18/2023			—	—
Preferred Equity (12,500 units) (j)				9/18/2023			1,250	872
							13,062	12,765	2%
Micronics Filtration Holdings, Inc. (dba Micronics Engineered Filtration Group, Inc.)	Component Manufacturing
First Lien Debt (k)(as)		(S + 5.25%) / (0.50%)	10.84%/0.00%	2/17/2022	2/17/2027	30,000	29,252	30,000
Common Equity (14,400 units) (j)				2/17/2022			1,440	5,618
							30,692	35,618	7%
Netbase Solutions, Inc. (dba Netbase Quid)	Information Technology Services
First Lien Debt (k)(ap)		(P + 4.00%) / (3.25%)	12.50%/0.00%	11/18/2021	11/18/2025	15,869	15,818	15,869	3%

NWS Technologies, LLC	Utilities: Services
First Lien Debt (u)		(S + 8.00%) / (2.50%)	13.33%/0.00%	6/20/2023	6/16/2028	17,000	16,785	17,000
Common Equity (1 unit) (h)(j)				6/20/2023			1,125	935
Preferred Equity (0.375 units) (h)(j)				6/20/2023			375	393
							18,285	18,328	3%
OnePath Systems, LLC	Information Technology Services
First Lien Debt (s)		(S + 7.50%) / (1.00%)	12.83%/0.00%	9/30/2022	9/30/2027	11,000	10,942	11,000
Common Equity (732,542 shares) (j)				9/30/2022			500	994
							11,442	11,994	2%
Palmetto Moon, LLC	Retail
Common Equity (499 units) (j)				11/3/2016			265	586	0%

Pinnergy, Ltd.	Oil & Gas Services
Subordinated Debt (j)			9.00%/0.00%	6/30/2022	6/30/2027	12,850	12,801	12,850	2%

Pool & Electrical Products, LLC	Specialty Distribution
Common Equity (15,000 units) (h)(j)				10/28/2020			549	6,011	1%

PowerGrid Services Acquisition, LLC	Utilities: Services
Second Lien Debt (j)		(S + 9.50%) / (1.00%)	14.94%/0.00%	9/21/2021	3/21/2029	10,831	10,795	10,831
Common Equity (5,461 units) (h)(j)				9/21/2021			547	700
							11,342	11,531	2%
Prime AE Group, Inc.	Business Services
First Lien Debt (j)(ab)		(S + 7.25%) / (2.00%)	12.69%/0.00%	11/25/2019	11/25/2024	5,833	5,808	5,833
Preferred Equity (900,000 shares) (j)				11/25/2019			900	549
							6,708	6,382	1%
Puget Collision, LLC	Retail
First Lien Debt (j)(av)		(S + 7.00%) / (2.00%)	13.09%/0.00%	1/4/2024	1/4/2029	22,232	21,976	21,976
Common Equity (293 units) (h)(j)				1/4/2024			750	750
							22,726	22,726	4%
QED Technologies International, Inc.	Component Manufacturing
First Lien Debt (q)		(S + 5.75%) / (1.50%)	11.08%/0.50%	3/1/2023	3/1/2028	17,348	17,246	17,348
Common Equity (140 shares) (j)				2/28/2023			1,402	2,267
							18,648	19,615	3%
Quantum IR Technologies, LLC	Information Technology Services
First Lien Debt (j)			14.00%/0.00%	3/19/2024	12/20/2026	12,000	11,956	11,956
Common Equity (12,183 shares) (j)				3/19/2024			2,400	2,400
							14,356	14,356	2%
Quest Software US Holdings Inc.	Information Technology Services
Second Lien Debt (j)		(S + 7.50%) / (0.50%)	12.96%/0.00%	3/1/2022	2/1/2030	20,000	19,471	14,965	2%

R1 Holdings, LLC (dba RoadOne IntermodaLogistics)	Transportation services
First Lien Debt ($1,596 unfunded commitment) (j)(w)		(S + 6.25%) / (1.00%)	11.47%/0.00%	12/30/2022	12/30/2028	6,327	6,155	6,327
Subordinated Debt ($417 unfunded commitment) (j)(w)			8.75%/5.00%	12/30/2022	6/30/2029	1,420	1,383	1,420
Common Equity (280,000 units) ($70 unfunded commitment) (j)				12/30/2022			280	296
							7,818	8,043	1%
R.F. Fager Company LLC	Specialty Distribution
Second Lien Debt (j)			12.75%/0.00%	3/4/2024	8/4/2030	14,000	13,922	13,922
Common Equity (12,500 units) (h)(j)				3/4/2024			1,250	1,250
							15,172	15,172	2%
Rhino Assembly Company, LLC (n)	Specialty Distribution
Common Equity (Class A Units) (10,915) (h)(j)				8/11/2017			—	—
Preferred Equity (Units N/A) (h) (j)				12/10/2020			—	—
Common Equity (Class F Units) (710 units) (h)(j)				12/10/2020			—	—
							—	—	0%
Road Safety Services, Inc. (n)	Business Services
Common Equity (779) (j)				9/18/2018			—	—
Common Equity (97 units) (j)				2/3/2023			—	—
							—	—	0%
ServicePower, Inc.	Information Technology Services
First Lien Debt (k)(au)		(S + 8.00%) / (3.25%)	13.33%/0.00%	3/15/2024	3/15/2028	21,000	20,692	20,692	3%

SES Investors, LLC (dba SES Foam) (n)	Building Products Manufacturing
Common Equity (6,000 units) (h)(j)				9/8/2016			—	—	0%

Sonicwall US Holdings, Inc.	Information Technology Services
Second Lien Debt (j)		(S + 7.50%) / (0.00%)	12.96%/0.00%	9/6/2022	5/18/2026	3,581	3,411	3,405	1%

Suited Connector LLC	Information Technology Services
Second Lien Debt (j)(y)			0.00%/12.00%	10/29/2021	6/1/2028	16,000	15,933	4,866
Common Equity (56,382 units) (h)(j)				12/1/2021			836	—
							16,769	4,866	1%
Tedia Company, LLC	Healthcare Products
First Lien Debt (j)		(S + 7.75%) / (1.00%)	13.34%/0.00%	3/4/2022	3/4/2027	15,600	15,549	15,600
Revolving Loan ($2,400 unfunded commitment) (j)(i)		(S + 7.75%) / (1.00%)	13.34%/0.00%	3/4/2022	3/4/2027	—	(13)	—
Subordinated Debt (j)			7.25%/7.25%	3/4/2022	9/4/2027	2,909	2,900	2,770
Preferred Equity (1,000 units) (h)(j)				3/4/2022			1,000	502
							19,436	18,872	3%
Tiger Calcium Services Inc. (aq)	Transportation services
Second Lien Debt (j) (ao)			12.50%/0.00%	12/21/2022	5/31/2025	12,500	12,470	12,500	2%

UBEO, LLC	Business Services
Common Equity (705,000 units) (h)(j)				4/3/2018			655	2,203	0%

United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)(j)				4/1/2012			891	—
Warrant (57,469 units) (j)(m)				3/5/2012			565	—
							1,456	—	0%
US Fertility Enterprises, LLC	Healthcare Services
Subordinated Debt (j)			0.00%/13.75%	5/19/2023	6/1/2028	14,087	13,775	14,087	2%

USG AS Holdings, LLC	Utilities: Services
First Lien Debt (j)		(S + 8.50%) / (2.50%)	13.98%/0.00%	2/23/2023	2/23/2028	10,000	9,922	10,000
Common Equity (Units N/A) (j)				2/21/2023			455	745
							10,377	10,745	2%
Virginia Tile Company, LLC	Specialty Distribution
Common Equity (17 units) (j)				12/19/2014			181	1,270	0%

Virtex Enterprises, LP	Component Manufacturing
Second Lien Debt (y)		(S + 0.00%) / (2.50%)	5.43%/9.75%	4/13/2022	6/30/2026	11,002	10,906	5,217
Subordinated Debt		(S + 4.00%) / (2.50%)	9.43%/0.00%	9/20/2023	12/31/2025	359	357	338
							11,263	5,555	1%
W50 Holdings, LLC	Business Services
Subordinated Debt (j)			8.00%/4.50%	3/22/2024	3/24/2031	12,516	12,360	12,360
Preferred Equity (Units N/A) ($100 unfunded commitment) (j)				3/21/2024			900	900
							13,260	13,260	2%
White Label Communication, LLC	Information Technology Services
First Lien Debt (j)		(S + 6.25%) / (1.00%)	11.58%/0.00%	10/11/2023	10/11/2029	17,456	17,366	17,366
Common Equity (536 units) (h)(j)				10/11/2023			—	—
Preferred Equity (5,000 units) (h)(j)				10/11/2023			500	500
							17,866	17,866	3%
Winona Foods, Inc.	Specialty Distribution
First Lien Debt (j)		(S + 6.00%) / (6.00%)	12.00%/5.00%	12/13/2023	6/13/2027	2,031	2,003	2,003	0%

Wonderware Holdings, LLC (dba CORE Business Technologies)	Information Technology Services
First Lien Debt (k)(z)		(S + 7.00%) / (1.00%)	12.60%/0.00%	2/10/2021	9/30/2024	8,316	8,296	8,316	1%

Worldwide Express Operations, LLC	Transportation services
Second Lien Debt (j)		(S + 7.00%) / (0.75%)	12.57%/0.00%	8/2/2021	7/26/2029	27,497	26,603	27,153
Common Equity (795,000 units) (j)				7/21/2021			794	776
Common Equity (752,380 units) (h)(j)				7/26/2021			225	607
							27,622	28,536	5%
Zonkd, LLC	Component Manufacturing
First Lien Debt (j)		(S + 10.00%) / (1.00%)	16.59%/0.00%	3/18/2022	3/18/2027	4,150	4,014	4,150
Common Equity (4,987 units) (h)(j)				3/18/2022			154	487
							4,168	4,637	1%

Total Non-control/Non-affiliate Investments							$972,583	$967,755	159%

Total Investments							$1,025,576	$1,048,071	172%

Money market funds (included in cash and cash equivalents)
Goldman Sachs Financial Square Treasury Obligation Institution CUSIP (38141W323) (ad)							$23,142	$23,142	4%
Total money market funds							$23,142	$23,142	4%
Total Investments and Money Market Funds							$1,048,718	$1,071,213	176%

(a) See Note 3 to the consolidated financial statements for portfolio composition by geographic location.

(b) Equity ownership may be held in shares or units of companies related to the portfolio companies. The Company’s investments are generally classified as “restricted securities”, unless otherwise noted, as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144. As of March 31, 2024, the Company held restricted securities with an aggregate fair value of $1,047,818, or 172% of the Company's net assets.

(c) All debt investments are income producing, unless otherwise indicated.

Equity investments are non-income producing unless otherwise noted.

(d) Variable rate investments bear interest at a rate indexed to Prime (P) or SOFR (S), which are reset monthly, bimonthly, quarterly, or semi-annually. Certain variable rate investments also include a Prime or SOFR interest rate floor. For each investment, the Company has provided the spread over the reference rate and the Prime or SOFR floor, if any, as of March 31, 2024.

(e) Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of March 31, 2024. Generally, payment-in-kind interest can be paid-in-kind or all in cash.

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

(i) The disclosed commitment represents the unfunded amount as of March 31, 2024. The Company is earning 0.50% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate which will be earned if the commitment is funded.

(j) Investment pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company's obligations under the Credit Facility (see Note 6 to the consolidated financial statements).

(k) The portion of the investment not held by Fidus Mezzanine Capital II, LP or Fidus Mezzanine Capital III, LP, a wholly owned subsidiary operating as a small business investment company, is pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company's obligations under the Credit Facility (see Note 6 to the consolidated financial statements).

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

(p) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.75% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(q) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.91% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(r) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.16% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(s) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.15% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(i) The disclosed commitment represents the unfunded amount as of March 31, 2024. The Company is earning 3.00% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate which will be earned if the commitment is funded.

(w) The disclosed commitment represents the unfunded amount as of March 31, 2024. The Company is earning 1.00% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

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

(y) Investment was on non-accrual status as of March 31, 2024.

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

(ac) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of 1.65% and PIK interest amount of 1.37% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ad) This investment is classified as a Level 1 investment. For further detail on the fair value measurements, see Note 4 to the consolidated financial statements. This investment is not classified as a restricted security in accordance with Regulation S-X Rule 6-03(f) or Securities Act Rule 144.

(ae) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.88% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ag) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.36% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(al) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.99% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ao) The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company can not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2024, total non-qualifying assets at fair value represented 1.17% of the Company's total assets calculated in accordance with the 1940 Act.

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

(au) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 0.00% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(av) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 0.76% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

The Company provides customized debt and equity financing solutions to lower middle-market companies, and may make investments directly or through its two wholly-owned investment company subsidiaries, Fidus Mezzanine Capital II, L.P. (“Fund II”) and Fidus Mezzanine Capital III, L.P. (“Fund III”). Fund III is licensed by the U.S. Small Business Administration (the “SBA”) as a small business investment company (“SBIC”). The SBIC license allows Fund III to obtain leverage by issuing SBA-guaranteed debentures (“SBA debentures”), subject to the issuance of leverage commitments by the SBA and other customary procedures. As a SBIC, Fund III is subject to regulations of and oversight by the SBA under the Small Business Investment Act of 1958, as amended (the “SBIC Act”), concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments. Fund II completed its wind-down plan, can no longer issue additional SBA debentures, and relinquished its SBIC license on March 7, 2024, which remains subject to the SBA's approval.

We believe that utilizing both FIC and Fund III as investment vehicles provides us with access to a broader array of investment opportunities. Given our access to lower cost capital through the SBA’s SBIC debenture program, we expect that we will continue to make investments through Fund III until the earlier of the end of Fund III's investment period, if applicable, or Fund III reaches their borrowing limit under the SBA program. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350,000.

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

Note 2. Significant Accounting Policies

Basis of presentation: The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) pursuant to the requirements for reporting on Form 10-Q, Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies (“ASC 946”), and Articles 6 and 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. The current period’s results of operation are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2023.

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

Consolidation: Pursuant to Article 6 of Regulation S-X and ASC 946, the Company will generally not consolidate its investments in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. As a result, the consolidated financial statements of the Company include only the accounts of the Company and its wholly-owned subsidiaries, including Fund III. All significant intercompany balances and transactions have been eliminated.

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

Partial loan and equity sales: The Company follows the guidance in ASC 860, Transfers and Servicing (“ASC 860”), when accounting for loan (debt investment) participations, equity assignments and other partial loan sales. Such guidance requires a participation, assignment or other partial loan or equity sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations, assignments or other partial loan or equity sales which do not meet the definition of a participating interest should remain on the Company’s consolidated statements of assets and liabilities and the proceeds recorded as a secured borrowing until the definition is met. For these partial loan sales, the interest earned on the entire loan balance is recorded within “interest income” and the interest earned by the buyer in the partial loan sale is recorded within “interest and financing expenses” in the accompanying consolidated statements of operations.

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

In the future, Fund III may be limited by provisions of the SBIC Act and SBA regulations governing SBICs from making certain distributions to FIC that may be necessary to enable FIC to make the minimum distributions required to maintain the tax treatment of a RIC.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits included in the income tax provision, if any. There were no material uncertain income tax positions at March 31, 2024 and December 31, 2023. The Company’s tax returns are generally subject to examination by U.S. federal and most state tax authorities for a period of three years from the date the respective returns are filed, and, accordingly, the Company’s 2020 through 2022 tax years remain subject to examination.

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

Earnings and net asset value per share: The earnings per share calculations for the three months ended March 31, 2024 and 2023 are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Stock Repurchase Program: The Company has an open market stock repurchase program (the “Stock Repurchase Program”) under which the Company may acquire up to $5,000 of its outstanding common stock. Under the Stock Repurchase Program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by the Company’s management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. Most recently, on October 30, 2023, the Board extended the Stock Repurchase Program through December 31, 2024, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require the Company to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. The Company did not make any repurchases of common stock during the three months ended March 31, 2024 and 2023. Refer to Note 8 for additional information concerning stock repurchases.

Recent accounting pronouncement:

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Improvements to Income Tax Disclosures (Topic 740),” which requires disclosure of additional information pertaining to income taxes. Such changes include disclosing (i) a reconciliation of the effective tax rate to statutory rate for federal, state, and foreign income taxes and (ii) taxes paid (net of refunds received) should be disaggregated for federal, state and foreign taxes. The guidance is effective for annual reporting periods beginning after December 15, 2024 and may be applied on a prospective or retrospective basis. We are currently evaluating the impact this ASU will have on our consolidated financial position or disclosures, but we do not expect the impact to be material.

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

As of March 31, 2024, the Company had active investments in 87 portfolio companies and residual investments in four portfolio companies that have sold their underlying operations. The aggregate fair value of the total portfolio was $1,048,071 and the weighted average yield on the Company’s debt investments was 14.0% as of such date. As of March 31, 2024, the Company held equity investments in 81.3% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 3.5%.

As of December 31, 2023, the Company had active investments in 81 portfolio companies and residual investments in one portfolio company that has sold its underlying operations. The aggregate fair value of the total portfolio was $957,906 and the weighted average yield on the Company’s debt investments was 14.2% as of such date. As of December 31, 2023, the Company held equity investments in 79.3% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 3.0%.

The weighted average yield of the Company’s debt investments is not the same as a return on investment for its stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of all of the Company’s and its subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of March 31, 2024 and December 31, 2023, including accretion of OID and debt investment origination fees, but excluding investments on non-accrual status and investments recorded as a secured borrowing.

Purchases of debt and equity investments for the three months ended March 31, 2024 and 2023 totaled $145,861 and $51,521, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the three months ended March 31, 2024 and 2023 totaled $60,247 and $15,918, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	March 31,		December 31,		March 31,		December 31,
	2024		2023		2024		2023
First Lien Debt(1)	$633,290	60.3%	$578,140	60.3%	$631,718	61.6%	$577,684	61.6%
Second Lien Debt	134,749	12.9	119,561	12.5	163,541	15.9	148,806	15.9
Subordinated Debt	148,387	14.2	135,173	14.1	148,736	14.5	135,447	14.5
Equity	125,694	12.0	120,264	12.6	78,630	7.7	71,740	7.7
Warrants	5,951	0.6	4,768	0.5	2,951	0.3	2,952	0.3
Total	$1,048,071	100.0%	$957,906	100.0%	$1,025,576	100.0%	$936,629	100.0%

(1)

Includes unitranche investments, which account for 37.3% and 38.0% of the Company's portfolio on a fair value and cost basis as of March 31, 2024, respectively. Includes unitranche investments, which account for 37.6% and 38.5% of the Company's portfolio on a fair value and cost basis as of December 31, 2023, respectively.

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Fair Value				Cost
	March 31,		December 31,		March 31,		December 31,
	2024		2023		2024		2023
United States
Midwest	$109,634	10.5%	$112,607	11.8%	$75,357	7.3%	$75,436	8.1%
Southeast	320,868	30.6	292,408	30.6	315,567	30.8	286,329	30.5
Northeast	198,218	18.9	181,412	18.9	190,630	18.6	176,389	18.8
West	191,968	18.3	172,705	18.0	210,156	20.5	191,545	20.5
Southwest	214,883	20.5	186,274	19.4	221,396	21.6	194,466	20.8
Canada	12,500	1.2	12,500	1.3	12,470	1.2	12,464	1.3
Total	$1,048,071	100.0%	$957,906	100.0%	$1,025,576	100.0%	$936,629	100.0%

The following table shows portfolio composition by type and by geographic region at fair value as a percentage of net assets.

By Type			By Geographic Region
	March 31,	December 31,		March 31,	December 31,
	2024	2023		2024	2023
First Lien Debt	104.1%	98.1%	United States
Second Lien Debt	22.2	20.3	Midwest	18.0%	19.1%
Subordinated Debt	24.4	22.9	Southeast	52.8	49.6
Equity	20.7	20.4	Northeast	32.6	30.8
Warrants	1.0	0.8	West	31.6	29.3
Total	172.4%	162.5%	Southwest	35.3	31.6
			Canada	2.1	2.1
			Total	172.4%	162.5%

As of March 31, 2024 and December 31, 2023, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio on a fair value or cost basis. As of March 31, 2024 and December 31, 2023, the Company had no investments that exceeded 5% of total assets.

As of March 31, 2024 and December 31, 2023, the Company had debt investments in three portfolio companies on non-accrual status.

	March 31, 2024		December 31, 2023
	Fair		Fair
Portfolio Company	Value	Cost	Value	Cost
US GreenFiber, LLC	$—	$5,223	$—	$5,223
Suited Connector LLC	4,866	15,933	4,324	15,933
Virtex Enterprises, LP	5,217	10,906	5,340	10,906
Total	$10,083	$32,062	$9,664	$32,062

Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of control and affiliate investments as of December 31, 2023 and any additions and reductions made to such investments during the three months ended March 31, 2024, the ending fair value as of March 31, 2024, and the total investment income earned on such investments during the period.

						Three Months Ended March 31, 2024
Portfolio Company (1)	March 31, 2024 Principal Amount - Debt Investments	December 31, 2023 Fair Value	Gross Additions (2)	Gross Reductions (3)	March 31, 2024 Fair Value	Net Realized Gains (Losses) (4)	Net Change in Unrealized Appreciation (Depreciation)	Interest Income	Payment-in-kind Interest Income	Dividend Income	Fee Income
Control Investments
US GreenFiber, LLC	$5,226	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total Control Investments	$5,226	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Affiliate Investments
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	$9,602	$24,590	$265	$—	$24,855	$—	$266	$267	$—	$—	$—
Medsurant Holdings, LLC	—	5,930	1,863	(329)	7,464	—	1,863	—	—	—	—
Pfanstiehl, Inc.	—	33,321	—	(3,608)	29,713	—	(3,608)	—	—	348	—
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	15,000	15,321	5	(1,447)	13,879	—	(1,448)	602	—	—	5
Steward Holding LLC (dba Steward Advanced Materials)	—	4,714	—	(309)	4,405	—	(309)	—	—	—	—
Total Affiliate Investments	$24,602	$83,876	$2,133	$(5,693)	$80,316	$—	$(3,236)	$869	$—	$348	$5

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

						Year Ended December 31, 2023
Portfolio Company (1)	December 31, 2023 Principal Amount - Debt Investments	December 31, 2022 Fair Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2023 Fair Value	Net Realized Gains (Losses) (4)	Net Change in Unrealized Appreciation (Depreciation)	Interest Income	Payment-in-kind Interest Income	Dividend Income	Fee Income
Control Investments
EBL, LLC (EbLens)	$—	$—	$11,458	$(11,458)	$—	$(11,458)	$11,083	$—	$—	$—	$—
US GreenFiber, LLC	5,226	—	—	—	—	—	—	—	—	—	—
Total Control Investments	$5,226	$—	$11,458	$(11,458)	$—	$(11,458)	$11,083	$—	$—	$—	$—
Affiliate Investments
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	$9,602	$23,168	$1,422	$—	$24,590	$—	$1,422	$974	$—	$—	$—
Medsurant Holdings, LLC	—	2,540	3,463	(73)	5,930	—	3,463	—	—	—	—
Pfanstiehl, Inc.	—	51,992	46	(18,717)	33,321	—	(8,717)	673	—	347	—
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	15,000	19,118	2,208	(6,005)	15,321	—	(4,505)	2,379	—	—	65
Steward Holding LLC (dba Steward Advanced Materials)	—	4,772	—	(58)	4,714	—	(58)	—	—	172	—
Total Affiliate Investments	$24,602	$101,590	$7,139	$(24,853)	$83,876	$—	$(8,395)	$4,026	$—	$519	$65

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

An investment’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s investment portfolio is comprised entirely of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available, with the exception of money market funds and one portfolio company, which are valued using Level 1 inputs as of March 31, 2024. Therefore, the Company values such portfolio investments at fair value, as determined in good faith by the Board, using Level 3 inputs, with the exception of money market funds and one portfolio company that was valued using Level 1 inputs as of March 31, 2024. The degree of judgment exercised by the Board in determining fair value is greatest for investments classified as Level 3 inputs. Due to the inherent uncertainty of determining the fair values of investments that do not have readily available market quotations, the Board’s estimate of fair values may differ significantly from the values that would have been used had a ready market for the securities existed, and those differences may be material. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the amounts ultimately realized on these investments to be materially different than the valuations currently assigned.

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

The Board consulted with the independent third-party valuation firm(s) in arriving at our determination of fair value for 17 and 16 of our portfolio company investments representing 26.9% and 27.6% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended March 31, 2024 and 2023, respectively) as of three months ended March 31, 2024 and 2023, respectively.

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

The following tables present fair value measurements of investments by major class according to the fair value hierarchy:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$633,290	$633,290
Second Lien Debt	—	—	134,749	134,749
Subordinated Debt	—	—	148,387	148,387
Equity	253	—	125,441	125,694
Warrants	—	—	5,951	5,951
Money Market Funds	23,142	—	—	23,142
Total	$23,395	$—	$1,047,818	$1,071,213

	December 31, 2023
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$578,140	$578,140
Second Lien Debt	—	—	119,561	119,561
Subordinated Debt	—	—	135,173	135,173
Equity	257	—	120,007	120,264
Warrants	—	—	4,768	4,768
Money Market Funds	114,556	—	—	114,556
Total	$114,813	$—	$957,649	$1,072,462

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the three months ended March 31, 2024 and 2023.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2024 and 2023:

	First Lien	Second Lien	Subordinated
	Debt	Debt	Debt	Equity	Warrants	Total
Balance, December 31, 2022	$456,105	$182,948	$101,456	$117,431	$2,079	$860,019
Net realized gains (losses) on investments	—	—	—	58	—	58
Net change in unrealized appreciation (depreciation) on investments	133	698	(1,565)	1,165	278	709
Purchase of investments	40,980	5,000	2,182	3,359	—	51,521
Proceeds from sales and repayments of investments	(15,699)	-	-	(172)	—	(15,871)
Interest and dividend income paid-in-kind	127	196	314	—	—	637
Proceeds from loan origination fees	(481)	(31)	(25)	—	—	(537)
Accretion of loan origination fees	366	25	22	—	—	413
Accretion of original issue discount	16	95	2	—	—	113
Balance, March 31, 2023	$481,547	$188,931	$102,386	$121,841	$2,357	$897,062
Balance, December 31, 2023	$578,140	$119,561	$135,173	$120,007	$4,768	$957,649
Net realized gains (losses) on investments	—	—	—	1,743	—	1,743
Net change in unrealized appreciation (depreciation) on investments	1,116	453	(75)	(1,456)	1,184	1,222
Purchase of investments	96,142	28,850	12,500	8,369	—	145,861
Proceeds from sales and repayments of investments	(41,963)	(14,852)	(209)	(3,222)	(1)	(60,247)
Interest and dividend income paid-in-kind	256	691	1,102	—	—	2,049
Proceeds from loan origination fees	(896)	(79)	(156)	—	—	(1,131)
Accretion of loan origination fees	478	28	50	—	—	556
Accretion of original issue discount	17	97	2	—	—	116
Balance, March 31, 2024	$633,290	$134,749	$148,387	$125,441	$5,951	$1,047,818

Net change in unrealized appreciation/(depreciation) of $2,840 for the three months ended March 31, 2024, was attributable to Level 3 investments held at March 31, 2024. Net change in unrealized appreciation/(depreciation) of $793 for the three months ended March 31, 2023, was attributable to Level 3 investments held at March 31, 2023.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of March 31, 2024 and December 31, 2023. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at	Valuation	Unobservable	Range
	March 31, 2024	Techniques	Inputs	(weighted average)(1)
Debt investments:
First Lien Debt	$629,765	Discounted cash flow	Weighted average cost of capital	9.1% - 24.0% (15.3%)
	3,525	Enterprise value	Asset Coverage	1.5x - 1.5x (1.5x)

Second Lien Debt	134,749	Discounted cash flow (2)	Weighted average cost of capital	12.8% - 50.0% (16.7%)

Subordinated Debt	148,387	Discounted cash flow	Weighted average cost of capital	10.4% - 16.2% (13.6%)

Equity investments:
Equity	118,669	Enterprise value	EBITDA multiples	4.0x - 28.0x (10.4x)
	6,772	Enterprise value	Revenue multiples	0.8x - 9.5x (7.7x)

Warrants	5,810	Enterprise value	EBITDA multiples	6.5x - 6.5x (6.5x)
	141	Enterprise value	Revenue multiples	4.5x - 4.5x (4.5x)

(1) Unobservable inputs were weighted by the relative fair value of the instruments.

(2) Includes $51.9 million of debt investments which were valued using a trading discount to par.

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

The following tables summarize the carrying value and fair value of the Company’s debt obligations as of March 31, 2024 and December 31, 2023.

	March 31, 2024(5)		December 31, 2023(5)
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
SBA debentures (2)	$175,000	$175,000	$210,000	$210,000
Credit Facility borrowings (3)	22,500	22,500	—	—
January 2026 Notes (4)	125,000	115,498	125,000	113,682
November 2026 Notes (4)	125,000	108,307	125,000	106,103
Total	$447,500	$421,305	$460,000	$429,785
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
(5)
Totals exclude $15,626 and $15,880 of Secured Borrowings as of March 31, 2024 and December 31, 2023, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The following table summarizes the inputs used to value the Company’s debt obligations if measured at fair value as of March 31, 2024 and December 31, 2023.

	Fair Value
	March 31,	December 31,
Valuation Inputs	2024	2023
Level 1	$—	$—
Level 2	—	—
Level 3	421,305	429,785
Total	$421,305	$429,785

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

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The Board accepted a voluntary, non-contractual, and unconditional waiver from the Investment Advisor to exclude any investments recorded as secured borrowings as defined under GAAP from the base management fee payable effective April 1, 2021. See Note 6. Borrowings – Secured Borrowings for more information about the secured borrowings. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement for the three months ended March 31, 2024 and 2023 was $4,432 and $3,854, respectively. The base management fee waiver for the three months ended March 31, 2024 and 2023 was $69 and $72, respectively. As of March 31, 2024 and December 31, 2023, the base management fee payable (net of the base management fee waiver) was $4,364 and $4,151, respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee for the three months ended March 31, 2024 and 2023 was $4,467 and $3,647, respectively. As of March 31, 2024 and December 31, 2023, the income incentive fee payable was $4,467 and $4,570, respectively.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid in cash to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and losses since the Company's IPO on June 24, 2011 (realized capital gains and losses include realized gains and losses on investments, net of income tax provision from realized gains on investments, and realized losses on extinguishment of debt, but excluding income tax (provision) benefit from deemed distribution of long term capital gains), and the aggregate unrealized capital depreciation on investments as of the date of the calculation. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains on investments, less cumulative aggregate tax (provision) benefit on realized gains (losses), less cumulative aggregate realized capital losses on investments, less aggregate unrealized capital depreciation on investments, and less cumulative aggregate realized losses on extinguishment of debt. If this number is positive at the end of such year, then the capital gains incentive fee to be paid in cash for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of March 31, 2024 and December 31, 2023, the capital gains incentive fee payable in cash was $221 and $3,537, respectively (as cumulative aggregate realized capital gains and losses on investments exceeded aggregate unrealized capital depreciation on investments plus realized losses on extinguishment of debt as of December 31, 2023). The aggregate amount of capital gains incentive fees paid from the IPO through March 31, 2024 was $17,577.

In addition, the Company accrues, but does not pay in cash, a capital gains incentive fee in connection with any unrealized capital appreciation on investments, as applicable. If, on a cumulative basis, the sum of (i) net realized gains/(losses) on investments, net of income tax (provision) benefit from realized gains on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of (i) net realized gains/(losses) on investments, net of income tax (provision) benefit from realized gains on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt. The capital gains incentive fee accrued (reversed) during the three months ended March 31, 2024 and 2023 was $499 and $153, respectively. As of March 31, 2024 and December 31, 2023, the accrued capital gains incentive fee payable was $14,471 and $17,509, respectively.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Administration Agreement: The Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 8, 2023, the Board approved the renewal of the Administration Agreement for the period from June 20, 2023 through June 20, 2024. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides clerical, bookkeeping, and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies on the Company's behalf to those portfolio companies that have accepted the Company's offer to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies, including “dead deal” expenses. Under the Administration Agreement, administrative service expenses for the three months ended March 31, 2024 and 2023 was $537 and $473, respectively. As of March 31, 2024 and December 31, 2023, the accrued administrative service expense payable was $465 and $993, respectively.

Note 6. Debt

Revolving Credit Facility: On June 16, 2014, FIC entered into a senior secured revolving credit agreement (the "Credit Agreement" and the senior secured revolving credit facility, the “Credit Facility”) with ING Capital LLC (“ING”), as the administrative agent, collateral agent, and lender. The Credit Facility is secured by certain portfolio investments held by the Company, but portfolio investments held by Fund II and Fund III are not collateral for the Credit Facility. On April 24, 2019, the Company entered into an Amended & Restated Senior Secured Revolving Credit Agreement (the “Amended Credit Agreement”) among the Company, as borrower, the lenders party thereto, and ING, as administrative agent. On June 26, 2020, the Company entered into an amendment to the Amended Credit Agreement that, among other changes, modified certain financial covenants. On August 17, 2022, the Company entered into a second amendment to the Amended Credit Agreement ("Second Amendment"). The Second Amendment, among other things: (i) changed the underlying benchmark used to compute interest under the Amended Credit Agreement to SOFR from LIBOR; (ii) reduced the applicable margin from 3.00% to 2.675% on SOFR loans prior to satisfying certain step-down conditions, and from 2.675% to 2.50% after satisfying certain step-down conditions, with commensurate reductions in the applicable margins for base rate loans; (iii) provided for a loan commitment availability period ending on August 17, 2026; (iv) extended the maturity date to August 17, 2027 from April 24, 2023; and (v) amended certain financial covenants, including (a) amending the asset coverage ratio to no less than 1.50 to 1.00 from no less than 2.00 to 1.00 (on a regulatory basis); and (b) requiring the Company to maintain a senior asset coverage ratio of no less than 2.00 to 1.00.

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

Amounts available to borrow under the Credit Facility are subject to a minimum borrowing/collateral base that applies an advance rate to certain investments held by the Company, excluding investments held by Fund II and Fund III. The Company is subject to limitations with respect to the investments securing the Credit Facility, including, but not limited to, restrictions on sector concentrations, loan size, payment frequency and status and collateral interests, as well as restrictions on portfolio company leverage, which may also affect the borrowing base and therefore amounts available to borrow.

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of March 31, 2024 and December 31, 2023, the Company was in compliance in all material respects with the terms of the Credit Agreement.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs; such debentures have 10-year terms with the entire principal balance due at maturity and are guaranteed by the SBA. Interest on SBA debentures is payable semi-annually on March 1 and September 1. As of March 31, 2024 and December 31, 2023, there were no approved and unused SBA debenture commitments. The SBA may limit the amount that may be drawn each year under any SBA debenture commitments, and each issuance of leverage is conditioned on the SBICs full compliance, as determined by the SBA, with the terms and conditions under SBA regulations.

As of March 31, 2024 and December 31, 2023, the Company’s issued and outstanding SBA debentures mature as follows:

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Pooling	Maturity	Fixed	March 31,	December 31,
Date (1)	Date	Interest Rate	2024	2023
3/23/2016	3/1/2026	3.267%	$-	500
9/21/2016	9/1/2026	2.793	-	500
9/20/2017	9/1/2027	3.260	-	1,000
9/20/2017	9/1/2027	3.190	-	33,000
9/25/2019	9/1/2029	2.377	7,500	7,500
3/25/2020	3/1/2030	2.172	6,000	6,000
9/22/2021	9/1/2031	1.398	11,500	11,500
3/23/2022	3/1/2032	3.209	43,500	43,500
9/21/2022	9/1/2032	4.533	17,500	17,500
3/22/2023	3/1/2033	5.439	4,000	4,000
3/22/2023	3/1/2033	5.341	3,000	3,000
3/22/2023	3/1/2033	5.341	3,000	3,000
3/22/2023	3/1/2033	5.439	5,000	5,000
3/22/2023	3/1/2033	5.439	5,000	5,000
3/22/2023	3/1/2033	5.341	7,000	7,000
3/22/2023	3/1/2033	5.341	4,000	4,000
9/20/2023	9/1/2033	5.861	8,000	8,000
9/20/2023	9/1/2033	5.861	12,000	12,000
9/20/2023	9/1/2033	5.861	5,000	5,000
9/20/2023	9/1/2033	5.861	8,000	8,000
9/20/2023	9/1/2033	5.735	3,000	3,000
3/20/2024	3/1/2034	5.082	3,000	3,000
3/20/2024	3/1/2034	5.082	12,000	12,000
3/20/2024	3/1/2034	5.082	2,000	2,000
3/20/2024	3/1/2034	5.082	2,000	2,000
3/20/2024	3/1/2034	5.082	3,000	3,000
Total outstanding SBA debentures			$175,000	$210,000

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.

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

Secured Borrowing

As of March 31, 2024 and December 31, 2023, the carrying value of secured borrowings totaled $15,626 and $15,880, respectively, and the fair value of the associated loans included in investments was $15,613 and $15,800, respectively. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets that did not meet the definition of a “participating interest” as defined in ASC 860 (see Note 2. Significant Accounting Policies - Partial loan and equity sales” for more information). As a result, sale treatment was not permitted and these partial loan sales were treated as secured borrowings. The weighted average interest rate on our secured borrowings was approximately 9.4% and 9.4% as of March 31, 2024, and December 31, 2023, respectively.

Senior Securities

As of March 31, 2024 and December 31, 2023, the aggregate amount outstanding of the senior securities (including secured borrowings) issued by the Company was $288,126 and $265,880, respectively, for which our asset coverage was 311.1% and 321.7%, respectively. The SBA debentures are excluded from the definition “senior securities” in the asset coverage requirement applicable to the Company under the 1940 Act pursuant to exemptive relief granted to us by the SEC on June 30, 2014. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

Interest and Financing Expenses

Interest and fees related to the Company’s debt for the three months ended March 31, 2024 and 2023 which are included in interest and financing expenses on the consolidated statements of operations, were as follows:

	Three Months Ended March 31, 2024
	SBA debentures	Credit Facility	Secured Borrowings	Notes	Total
Stated interest expense	$2,118	$368	$413	$2,578	$5,477
Amortization of deferred financing costs	183	74	-	278	535
Total interest and financing expenses	$2,301	$442	$413	$2,856	$6,012
Weighted average stated interest rate, period end	4.316%	8.118%	9.363%	4.125%	4.568%
Effective interest rate (1)	4.658%	8.419%	9.363%	4.576%	4.969%
Unused commitment fee rate, period end	N/A	0.851%	N/A	N/A	0.851%

	Three Months Ended March 31, 2023
	SBA debentures	Credit Facility	Secured Borrowings	Notes	Total
Stated interest expense	$1,372	$330	$389	$2,578	$4,669
Amortization of deferred financing costs	168	73	-	275	516
Total interest and financing expenses	$1,540	$403	$389	$2,853	$5,185
Weighted average stated interest rate, period end	3.268%	7.390%	8.685%	4.125%	4.244%
Effective interest rate (1)	3.705%	7.691%	8.685%	4.576%	4.668%
Unused commitment fee rate, period end	N/A	0.970%	N/A	N/A	0.970%

(1) The effective interest rate is equal to the weighted average stated interest rate plus the amortization of deferred financing costs.

Realized Losses on Extinguishment of Debt

During the three months ended March 31, 2024, the Company prepaid $35,000 of SBA debentures which were scheduled to mature on dates ranging from 2026 to 2027. The Company did not prepay SBA debentures during three months ended March 31, 2023. As a result of the prepayments, the Company recognized realized losses on extinguishment of debt of $521 and zero equal to the write-off of the related unamortized deferred financing costs, during the three months ended March 31, 2024 and 2023, respectively.

Deferred Financing Costs

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations, using the effective interest method, over the term of the respective financing instrument. Deferred financing costs related to the SBA debentures, the Credit Facility, and the Notes as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024				December 31, 2023
	SBA	Credit			SBA	Credit
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
SBA debenture commitment fees	$3,250	$—	$—	$3,250	$3,250	$—	$—	$3,250
SBA debenture leverage fees	7,899	—	—	7,899	7,899	—	—	7,899
Credit Facility upfront fees	—	4,417	—	4,417	—	4,417	—	4,417
Notes underwriting discounts	—	—	5,005	5,005	—	—	5,005	5,005
Notes debt issue costs	—	—	685	685	—	—	685	685
Total deferred financing costs	11,149	4,417	5,690	21,256	11,149	4,417	5,690	21,256
Less: accumulated amortization	(6,325)	(3,410)	(3,211)	(12,946)	(5,621)	(3,335)	(2,933)	(11,889)
Unamortized deferred financing costs	$4,824	$1,007	$2,479	$8,310	$5,528	$1,082	$2,757	$9,367

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures, the Credit Facility and the Notes liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of March 31, 2024 and December 31, 2023:

	March 31, 2024(1)				December 31, 2023(1)
	SBA	Credit			SBA	Credit
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
Outstanding debt	$175,000	$22,500	$250,000	$447,500	$210,000	$—	$250,000	$460,000
Less: unamortized deferred financing costs	(4,824)	(1,007)	(2,479)	(8,310)	(5,528)	(1,082)	(2,757)	(9,367)
Debt, net of deferred financing costs	$170,176	$21,493	$247,521	$439,190	$204,472	$(1,082)	$247,243	$450,633
(1)
Total excludes $15,626 and $15,880 of Secured Borrowings as of March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024, the Company’s debt liabilities are scheduled to mature as follows (1):

	SBA	Credit	Secured
Year	debentures	Facility (2)	Borrowings	Notes	Total
2025	$—	$—	$330	$—	$330
2026	—	—	15,296	250,000	265,296
2027	—	22,500	—	—	22,500
2028	—	—	—	—	-
2029	7,500	—	—	—	7,500
Thereafter	167,500	—	—	—	167,500
Total	$175,000	$22,500	$15,626	$250,000	$463,126

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to portfolio companies to fund various undrawn revolving loans, other debt investments and capital commitments totaling $17,351 and $9,675 as of March 31, 2024 and December 31, 2023, respectively. Such outstanding commitments are summarized in the following table:

	March 31, 2024		December 31, 2023
	Total	Unfunded	Total	Unfunded
Portfolio Company - Investment	Commitment	Commitment	Commitment	Commitment
Ad Info Parent, Inc. (dba MediaRadar) - Revolving Loan	$1,442	$1,442	$1,442	$1,442
Acendre Midco, Inc. - Revolving Loan	1,000	—	1,000	250
American AllWaste LLC (dba WasteWater Transport Services) - First Lien Debt	6,250	3,326	—	—
Barefoot Mosquito and Pest Control, LLC - Revolving Loan	1,500	1,500	1,500	1,500
Choice Technology Solutions, LLC (dba Choice Merchant Solutions, LLC) - Revolving Loan	1,000	1,000	1,000	1,000
Donovan Food Brokerage, LLC - Revolving Loan	1,000	1,000	—	—
Elements Brands, LLC - Revolving Loan	1,500	—	1,500	—
GMP HVAC, LLC (dba McGee Heating & Air, LLC) - Revolving Loan	1,000	1,000	1,000	1,000
Informatics Holdings, Inc. (dba Wasp Barcode Technologies) - Revolving Loan	1,000	1,000	—	—
Janus Health Technologies, Inc. - First Lien Debt	2,500	2,500	—	—
R1 Holdings, LLC (dba RoadOne IntermodaLogistics) - First Lien Debt	2,489	1,596	2,489	1,596
R1 Holdings, LLC (dba RoadOne IntermodaLogistics) - Subordinated Debt	417	417	417	417
R1 Holdings, LLC (dba RoadOne IntermodaLogistics) - Common Equity	70	70	70	70
Tedia Company, LLC - Revolving Loan	2,400	2,400	2,400	2,400
W50 Holdings, LLC - Preferred Equity	1,000	100	—	—
Total	$24,568	$17,351	$12,818	$9,675

Additional detail for each of the commitments above is provided in the Company’s consolidated schedules of investments. As of March 31, 2024 and December 31, 2023, the Company had sufficient liquidity coverage to satisfy these unfunded commitments. Cash and cash equivalents were $27,122 and $119,131 and available borrowings under the Credit Facility were $77,500 and $100,000 as of March 31, 2024 and December 31, 2023, respectively.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Equity ATM Program

On November 10, 2022, the Company established the at-the-market program (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through Raymond James & Associates, Inc. and B. Riley Securities, Inc., each as sales agents, shares of the Company’s common stock having an aggregate offering price of up to $50,000. On August 11, 2023, the Company increased the maximum amount of shares to be sold through the ATM Program to $150,000 from $50,000. On February 29, 2024, the Company increased the maximum amount of shares to be sold through the ATM Program to $300,000 from $150,000. The gross proceeds raised, the related sales agent commissions and the offering expenses, the net proceeds raised, and the average price at which shares were issued under the ATM Program for the three months ended March 31, 2024 and 2023 are as follows:

		Average		Underwriting
	Number of	Offering	Gross	Fees and	Net
	Shares	Price	Proceeds	Commissions	Proceeds
Three Months Ended March 31, 2023
January 1, 2023 through March 31, 2023	260,610	$20.68	$5,389	$81	$5,308
Total	260,610	$20.68	$5,389	$81	$5,308
Three Months Ended March 31, 2024
January 1, 2024 through March 31, 2024	987,170	$19.66	$19,408	$228	$19,180
Total	987,170	$19.66	$19,408	$228	$19,180

(1) Net proceeds exclude amortization of deferred equity financing costs.

Cumulative to date, the Company has sold 6,957,913 shares of common stock under the ATM Program at a weighted-average price of $19.72, raising $137,180 of gross proceeds. Net proceeds were $135,377 after commissions to the sales agents on shares sold. As of March 31, 2024, the Company has $162,820 available under the ATM Program.

Stock Repurchase Program

As described in Note 2, the Company has a Stock Repurchase Program under which the Company may acquire up to $5,000 of its outstanding common stock. The Company did not make any repurchases of common stock during the three months ended March 31, 2024 and 2023.

DRIP Program

No shares under the DRIP were issued during the three months ended March 31, 2024 and 2023. Refer to Note 9 for additional information regarding the issuance of shares under the DRIP.

The Company had 31,426,149 and 30,438,979 shares of common stock outstanding as of March 31, 2024 and December 31, 2023, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the last two fiscal years and for the three months ended March 31, 2024.

						DRIP				DRIP
Date	Record	Payment	Amount	Total	Cash	Shares		DRIP		Share
Declared	Date	Date	Per Share	Distribution	Distribution	Value		Shares		Issue Price
Year Ended December 31, 2022:
2/15/2022	3/11/2022	3/25/2022	$0.36	$8,797	$8,797	$—	(3)	—	(3)	—
2/15/2022 (2)	3/11/2022	3/25/2022	0.17	4,154	4,154	—	(3)	—	(3)	—
5/02/2022	6/10/2022	6/24/2022	0.36	8,797	8,797	—	(3)	—	(3)	—
5/02/2022 (2)	6/10/2022	6/24/2022	0.07	1,712	1,712	—	(3)	—	(3)	—
8/01/2022	9/9/2022	9/23/2022	0.36	8,797	8,797	—	(3)	—	(3)	—
8/01/2022 (2)	9/9/2022	9/23/2022	0.07	1,711	1,711	—	(3)	—	(3)	—
8/01/2022	12/2/2022	12/16/2022	0.36	8,902	8,902	—	(3)	—	(3)	—
8/01/2022 (2)	12/2/2022	12/16/2022	0.07	1,731	1,731	—	(3)	—	(3)	—
11/03/2022 (2)	12/2/2022	12/16/2022	0.08	1,978	1,978	—	(3)	—	(3)	—
11/03/2022 (1)	12/2/2022	12/16/2022	0.10	2,473	2,473	—	(3)	—	(3)	—
			$2.00	$49,052	$49,052	$—		—
Year Ended December 31, 2023:
2/15/2023	3/22/2023	3/29/2023	$0.41	$10,245	$10,245	$—	(3)	—	(3)	—
2/15/2023 (2)	3/22/2023	3/29/2023	0.15	3,748	3,748	—	(3)	—	(3)	—
2/15/2023 (1)	3/22/2023	3/29/2023	0.10	2,499	2,499	—	(3)	—	(3)	—
5/02/2023	6/21/2023	6/28/2023	0.41	10,340	9,987	353		18,061		19.56
5/02/2023 (2)	6/21/2023	6/28/2023	0.19	4,792	4,628	164		8,370		19.56
5/02/2023 (1)	6/21/2023	6/28/2023	0.10	2,522	2,436	86		4,405		19.56
8/01/2023	9/20/2023	9/27/2023	0.41	11,666	11,666	—	(3)	—	(3)	—
8/01/2023 (2)	9/20/2023	9/27/2023	0.21	5,975	5,975	—	(3)	—	(3)	—
8/01/2023 (1)	9/20/2023	9/27/2023	0.10	2,845	2,845	—	(3)	—	(3)	—
10/30/2023	12/20/2023	12/27/2023	0.43	13,061	13,061	—	(3)	—	(3)	—
10/30/2023 (2)	12/20/2023	12/27/2023	0.27	8,200	8,200	—	(3)	—	(3)	—
10/30/2023 (1)	12/20/2023	12/27/2023	0.10	3,037	3,037	—	(3)	—	(3)	—
			$2.88	$78,930	$78,327	$603		30,836
Three Months Ended March 31, 2024:
2/14/2024	3/20/2024	3/27/2024	$0.43	$13,513	$13,513	$—	(3)	—	(3)	—
2/14/2024 (2)	3/20/2024	3/27/2024	0.22	6,914	6,914	—	(3)	—	(3)	—
			$0.65	$20,427	$20,427	$—		—

(1)	Special dividend
(2)	Supplemental dividend
(3)

Except for the shares issued pursuant to the DRIP as reflected in the table above, during the three months ended March 31, 2024 and the years ended December 31, 2023 and 2022, the Company directed the DRIP plan administrator to repurchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock in lieu of issuing new shares. Accordingly, the Company purchased and reissued shares to satisfy the DRIP obligation as follows:

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Year Ended December 31, 2022:	and Reissued	Per Share	Amount Paid
January 1, 2022 through March 31, 2022	20,380	$20.51	$418
April 1, 2022 through June 30, 2022	20,233	17.89	362
July 1, 2022 through September 30, 2022	21,114	17.08	360
October 1, 2022 through December 31, 2022	23,026	18.99	437
Total	84,753	$18.61	$1,577

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Year Ended December 31, 2023:	and Reissued	Per Share	Amount Paid
January 1, 2023 through March 31, 2023	25,512	$19.22	$490
April 1, 2023 through June 30, 2023	—	—	—
July 1, 2023 through September 30, 2023	39,962	19.21	768
October 1, 2023 through December 31, 2023	45,047	19.83	893
Total	110,521	$19.46	$2,151

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Year Ended December 31, 2024:	and Reissued	Per Share	Amount Paid
January 1, 2024 through March 31, 2024	43,050	$19.78	$852
Total	43,050	$19.78	$852

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 10. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Per share data:
Net asset value at beginning of period	$19.37	$19.43
Net investment income (1)	0.57	0.59
Net realized gain (loss) on investments, net of tax (provision) (1)	0.06	-
Net unrealized appreciation (depreciation) on investments (1)	0.04	0.03
Realized losses on extinguishment of debt (1)	(0.02)	-
Total increase from investment operations (1)	0.65	0.62
Accretive (dilutive) effect of share issuances and repurchases	-	0.01
Dividends declared to stockholders	(0.65)	(0.66)
Other (11)	(0.01)	(0.01)
Net asset value at end of period	$19.36	$19.39
Market value at end of period	$19.74	$19.07
Shares outstanding at end of period	31,426,149	24,988,398
Weighted average shares outstanding during the period	30,776,758	24,803,951
Net assets at end of period	$608,340	$484,646
Average net assets (6)	$598,908	$482,495
Ratios to average net assets:
Total expenses (2)(4)(10)	11.4%	11.9%
Net investment income (5)	11.8%	12.2%
Total return based on market value (3)	3.9%	2.8%
Total return based on net asset value (8)	3.4%	3.2%
Portfolio turnover ratio	24.0%	7.2%
Supplemental Data:
Average debt outstanding (7)	$469,503	$433,257
Average debt per share (1)	$15.26	$17.47

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
(9)
Annualized.
(10)
The following are schedules of supplemental expense ratios to average net assets:

	Three Months Ended March 31,
Ratio to average net assets:	2024	2023
Expenses other than incentive fee (2)	8.1%	8.7%
Incentive fee, net of incentive fee waiver (9)	3.3%	3.2%
Total expenses (2)(4)	11.4%	11.9%

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Three Months Ended March 31,
Ratio to average net assets:	2024	2023
Total expenses, before base management fee waiver (2)	11.4%	11.9%
Base management fee waiver (9)	0.0%	0.0%
Total expenses (2)(4)	11.4%	11.9%

(11)
Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date, or other rounding.

Note 11. Subsequent Events

On April 29, 2024, the Board declared a regular quarterly dividend of $0.43 per share and a supplemental dividend of $0.16 per share payable June 26, 2024, to stockholders of record as of June 19, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Fidus Investment Corporation’s consolidated financial statements and related notes appearing in our annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

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
•
the impact of geopolitical conditions, including the ongoing conflict between Ukraine and Russia, the ongoing conflicts in the Middle East, and U.S. and China relations, and its impact on financial market volatility, global economic markets, and various sectors, industries and markets for commodities globally;
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
•
our ability to operate as a BDC and a RIC and Fund III to operate as an SBIC;
•
the timing, form and amount of any dividend distributions;
•
the impact of interest rate volatility, including the replacement of LIBOR with alternate rates and high interest rates, and the elevated level of inflation on our business and portfolio companies;
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
•
interest rate volatility, could adversely affect our results, particularly because we use leverage as part of our investment strategy;
•
the alternative reference rates that have replaced LIBOR may not yield the same or similar economic results as LIBOR over the life of such transaction;
•
the elevated level of inflation could adversely affect our business, results of operations and financial condition of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies; and
•
the risks, uncertainties and other factors we identify in Item 1A. – Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new debt investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in Item 1.A – Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

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

Fund II and Fund III received their SBIC licenses on May 28, 2013 and March 21, 2019, respectively. We plan to continue to operate Fund III as a SBIC, subject to SBA approval, and to utilize the proceeds of the sale of SBA-guaranteed debentures to enhance returns to our stockholders. Fund II completed its wind-down plan, can no longer issue additional SBA debentures, and relinquished its SBIC license on March 7, 2024, which remains subject to the SBA's approval. We have also made, and continue to make, investments directly through FIC. We believe that utilizing FIC and Fund III as investment vehicles provides us with access to a broader array of investment opportunities.

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

Portfolio Composition, Investment Activity and Yield

During the three months ended March 31, 2024 and 2023, we invested $145.9 million and $51.5 million, respectively, in debt and equity investments including seven and three new portfolio companies, respectively. During the three months ended March 31, 2024 and 2023, we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $60.2 million and $15.9 million, respectively, including an exit of one and one portfolio companies, respectively. The following table summarizes purchases of investments and sales and repayments of investments by type for the three months ended March 31, 2024 and 2023 (dollars in millions).

	Purchases of Investments				Sales and Repayments of Investments
	Three Months ended March 31,
	2024		2023		2024		2023
First Lien Debt(1)	$96.1	65.8%	$41.0	79.6%	$41.9	69.6%	$15.7	98.7%
Second Lien Debt	28.9	19.8	5.0	9.7	14.9	24.8	—	—
Subordinated Debt	12.5	8.6	2.2	4.2	0.2	0.3	—	—
Equity	8.4	5.8	3.3	6.5	3.2	5.3	0.2	1.3
Warrants	—	—	—	—	—	—	—	—
Total	$145.9	100.0%	$51.5	100.0%	$60.2	100.0%	$15.9	100.0%

(1) For the three months ended March 31, 2024 and 2023, first lien debt includes unitranche securities, which account for 36.5% and 40.3% of purchases, respectively. For the three months ended March 31, 2024 and 2023, first lien debt includes unitranche securities, which account for 3.0% and 5.9% of repayments, respectively.

As of March 31, 2024, the fair value of our investment portfolio totaled $1,048.1 million and consisted of 87 active portfolio companies and four portfolio companies that have sold their underlying operations. As of March 31, 2024, 48 portfolio companies’ debt investments bore interest at a variable rate, which represented $664.6 million, or 72.5%, of our debt investment portfolio on a fair value basis, and the remainder of our debt investment portfolio was comprised of fixed-rate investments. Overall, the portfolio had net unrealized appreciation of $22.5 million as of March 31, 2024. As of March 31, 2024, our average active portfolio company investment at amortized cost was $11.8 million, which excludes investments in four portfolio companies that have sold their underlying operations.

As of December 31, 2023, the fair value of our investment portfolio totaled $957.9 million and consisted of 81 active portfolio companies and one portfolio company that has sold its underlying operations. As of December 31, 2023, 46 portfolio companies’ debt investments bore interest at a variable rate, which represented $629.3 million, or 75.6%, of our debt investment portfolio on a fair value basis, and the remainder of our debt investment portfolio was comprised of fixed-rate investments. Overall, the portfolio had net unrealized appreciation of $21.3 million as of December 31, 2023. As of December 31, 2023, our average active portfolio company investment at amortized cost was $11.6 million, which excludes an investment in one portfolio company that has sold its underlying operations.

The weighted average yield on debt investments as of March 31, 2024 and December 31, 2023 was 14.0% and 14.2%, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost including the accretion of OID and debt investment origination fees, but excluding investments on non-accrual status, if any.

The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments (dollars in millions):

	Fair Value				Cost
	March 31,		December 31,		March 31,		December 31,
	2024		2023		2024		2023
First Lien Debt(1)	$633.3	60.3%	$578.1	60.3%	$631.7	61.6%	$577.7	61.6%
Second Lien Debt	134.7	12.9	119.5	12.5	163.5	15.9	148.8	15.9
Subordinated Debt	148.4	14.2	135.2	14.1	148.8	14.5	135.4	14.5
Equity	125.7	12.0	120.3	12.6	78.6	7.7	71.7	7.7
Warrants	6.0	0.6	4.8	0.5	3.0	0.3	3.0	0.3
Total	$1,048.1	100.0%	$957.9	100.0%	$1,025.6	100.0%	$936.6	100.0%

(1) Includes unitranche investments, which account for 37.3% and 38.0% of our portfolio on a fair value and cost basis as of March 31, 2024, respectively. Includes unitranche investments, which account for 37.6% and 38.5% of our portfolio on a fair value and cost basis as of December 31, 2023, respectively.

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	March 31,		December 31,		March 31,		December 31,
	2024		2023		2024		2023
United States
Midwest	$109.6	10.5%	$112.6	11.8%	$75.4	7.3%	$75.4	8.1%
Southeast	320.9	30.6	292.4	30.6	315.6	30.8	286.3	30.5
Northeast	198.2	18.9	181.4	18.9	190.6	18.6	176.4	18.8
West	192.0	18.3	172.7	18.0	210.1	20.5	191.5	20.5
Southwest	214.9	20.5	186.3	19.4	221.4	21.6	194.5	20.8
Canada	12.5	1.2	12.5	1.3	12.5	1.2	12.5	1.3
Total	$1,048.1	100.0%	$957.9	100.0%	$1,025.6	100.0%	$936.6	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value				Cost
	March 31,		December 31,		March 31,	December 31,
Name	2024		2023		2024	2023
Information Technology Services	33.8%		33.7%		35.9%	36.0%
Business Services	13.8		11.5		13.7	11.4
Component Manufacturing	7.5		8.0		7.4	8.2
Healthcare Products	7.3		8.4		4.8	5.3
Transportation Services	4.7		5.1		4.7	5.1
Retail	4.4		4.3		4.4	4.3
Utilities: Services	4.3		4.7		4.3	4.7
Building Products Manufacturing	4.2		4.6		4.7	5.2
Specialty Distribution	3.6		2.3		3.1	1.8
Healthcare Services	3.1		3.2		2.8	3.0
Consumer Services	2.9		3.2		3.0	3.2
Environmental Industries	2.4		2.1		2.6	2.4
Promotional Products	2.1		2.3		2.0	2.2
Aerospace & Defense Manufacturing	2.0		2.4		2.3	2.5
Consumer Products	1.7		1.8		1.8	1.9
Oil & Gas Services	1.2		1.3		1.2	1.4
Industrial Cleaning & Coatings	1.0		1.1		1.2	1.3
Restaurants	—	(1)	—	(1)	0.1	0.1
Total	100.0%		100.0%		100.0%	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of March 31, 2024 and December 31, 2023 (dollars in millions):

	Fair Value				Cost
	March 31,		December 31,		March 31,		December 31,
Investment Rating	2024		2023		2024		2023
1	$83.0	7.9%	$85.2	8.9%	$24.4	2.4%	$29.7	3.2%
2	874.4	83.5	774.7	80.9	863.4	84.2	764.0	81.5
3	66.1	6.3	87.2	9.1	77.3	7.5	97.4	10.4
4	24.3	2.3	10.5	1.1	49.1	4.8	34.3	3.7
5	0.3	—	0.3	—	11.4	1.1	11.2	1.2
Total	$1,048.1	100.0%	$957.9	100.0%	$1,025.6	100.0%	$936.6	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of March 31, 2024 and December 31, 2023 was 2.0 and 2.0, respectively, on a fair value basis and 2.2 and 2.2, respectively, on a cost basis.

Non-Accrual

As of March 31, 2024 and December 31, 2023, we had debt investments in three portfolio companies on non-accrual status (dollars in millions), respectively.

	March 31, 2024		December 31, 2023
	Fair		Fair
Portfolio Company	Value	Cost	Value	Cost
US GreenFiber, LLC	$—	$5.2	$—	$5.2
Suited Connector LLC	4.9	15.9	4.3	15.9
Virtex Enterprises, LP	5.2	10.9	5.3	10.9
Total	$10.1	$32.0	$9.6	$32.0

Discussion and Analysis of Results of Operations

Comparison of three months ended March 31, 2024 and 2023

Investment Income

Below is a summary of the changes in total investment income for the three months ended March 31, 2024 as compared to the same period in 2023 (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change (1)(2)
Interest income	$28.1	$26.0	$2.1	8.4%
Payment-in-kind interest income	2.0	0.6	1.4	221.7%
Dividend income	0.4	0.4	—	NM
Fee income	2.4	1.4	1.0	64.3%
Interest on idle funds and other income	1.8	0.7	1.1	165.6%
Total investment income	$34.7	$29.1	$5.6	19.3%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended March 31, 2024, total investment income was $34.7 million, an increase of $5.6 million or 19.3%, from the $29.1 million of total investment income for the three months ended March 31, 2023. As reflected in the table above, the increase is primarily attributable to the following:

•
$3.5 million increase in total interest income (which includes payment-in-kind ("PIK") interest income) resulting from an increase in average debt investment balances, partially offset by a decrease in weighted average yield on debt investment balances outstanding, during 2024 as compared to 2023.
•
$1.0 million increase in fee income resulting from an increase in amendment and origination fees, partially offset by a decrease in prepayment fees during 2024 as compared to 2023.
•
$1.1 million increase in interest on idle funds due to an increase in cash balances and the weighted average interest on cash balances outstanding.

Expenses

Below is a summary of the changes in total expenses, including income tax provision, for the three months ended March 31, 2024 as compared to the same period in 2023 (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change (1)(2)
Interest and financing expenses	$6.0	$5.2	$0.8	15.9%
Base management fee	4.4	3.9	0.5	15.0%
Incentive fee - income	4.5	3.6	0.9	22.5%
Incentive fee (reversal) - capital gains	0.5	0.2	0.3	226.1%
Administrative service expenses	0.5	0.5	—	NM
Professional fees	0.9	0.8	0.1	14.8%
Other general and administrative expenses	0.3	0.2	0.1	(4.6%)
Total expenses, before base management and income incentive fee waivers	17.1	14.4	2.7	19.1%
Base management and income incentive fee waivers	(0.1)	(0.1)	—	NM
Total expenses, before income tax provision	17.0	14.3	2.7	19.2%
Income tax provision (benefit)	—	—	—	NM
Total expenses, including income tax provision	$17.0	$14.3	$2.7	18.8%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended March 31, 2024, total expenses, including income tax provision, were $17.0 million, an increase of $2.7 million or 18.8%, from the $14.3 million of total expenses for the three months ended March 31, 2023. As reflected in the table above, changes across the periods were primarily attributable to the following:

•
$0.8 million increase in interest and financing expenses due to an increase in debt outstanding and an increase in weighted average interest rate on borrowings, during 2024 as compared to 2023.
•
$0.5 million net increase in base management fee, including the base management fee waiver, due to higher average total assets during 2024 as compared to 2023.
•
$0.9 million increase in the income incentive fee due to an increase in pre-incentive fee net investment income during 2024 as compared to 2023.
•
$0.3 million increase in the accrued capital gains incentive fee due to an $1.7 million increase in net gain on investments (net change in unrealized appreciation (depreciation) on investments and realized losses on extinguishment of debt, as well as an increase in net realized gains (losses)) during 2024 as compared to the same period in 2023.
•
$0.1 million increase in professional fees during 2024 as compared to 2023.

Net Investment Income

Net investment income increased by $2.9 million, or 19.7%, to $17.6 million during the three months ended March 31, 2024 as compared to the same period in 2023, as a result of the $5.6 million increase in total investment income, partially offset by the $2.7 million increase in total expenses, including base management fee waiver and income tax provision.

Net Gain (Loss) on Investments

For the three months ended March 31, 2024, the total net realized gain/(loss) on investments, before income tax (provision)/benefit, was $1.7 million. Income tax (provision) benefit from realized gains on investments was $0.1 million for the three months ended March 31, 2024. We realize a gain/(loss) on our equity investments primarily when we either sell our equity investment or the underlying portfolio company is sold. Significant realized gains (losses) for the three months ended March 31, 2024 are summarized below (dollars in millions):

		Net Realized
Portfolio Company	Realization Event (1)	Gains (Losses)
Applied Data Corporation	Exit of portfolio company	$1.5
Road Safety Services, Inc.	Escrow distribution	0.1
Power Grid Components, Inc.	Escrow distribution	0.1
Net realized gain (loss) on investments		1.7
Income tax (provision) benefit from realized gains on investments		0.1
Net realized gain (loss), net of income tax provision, on investments		$1.8

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

For the three months ended March 31, 2023, the total net realized gain/(loss) on investments, before income tax (provision)/benefit, was $0.1 million. Income tax (provision) benefit from realized gains on investments was zero for the three months ended March 31, 2023, respectively. We realize a gain/(loss) on our equity investments primarily when we either sell our equity investment or the underlying portfolio company is sold. Significant realized gains (losses) for the three months ended March 31, 2023 are summarized below (dollars in millions):

		Net Realized
Portfolio Company	Realization Event	Gains (Losses)
The Tranzonic Companies	Escrow distribution	$0.1
Net realized gain (loss) on investments		0.1
Income tax (provision) benefit from realized gains on investments		—
Net realized gain (loss), net of income tax provision, on investments		$0.1

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

During the three months ended March 31, 2024 and 2023, we recorded a net change in unrealized appreciation (depreciation) on investments attributable to the following (dollars in millions):

	Three Months Ended March 31,
Unrealized Appreciation (Depreciation)	2024	2023
Exit, sale or restructuring of investments	$(1.6)	$(0.1)
Fair value adjustments to debt investments	1.6	(0.6)
Fair value adjustments to equity investments	1.2	1.4
Net change in unrealized appreciation (depreciation)	$1.2	$0.7

Net Increase in Net Assets Resulting From Operations

Net increase (decrease) in net assets resulting from operations during the three months ended March 31, 2024 and 2023 was $20.1 million and $15.5 million, respectively, as a result of the events described above.

Liquidity and Capital Resources

As of March 31, 2024, we had $27.1 million in cash and cash equivalents and our net assets totaled $608.3 million. We believe that our current cash and cash equivalents on hand, our Credit Facility, our anticipated access to SBA-guaranteed debentures, and our anticipated cash flows from investments will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of securities (including the ATM Program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. During the three months ended March 31, 2024, we repaid $35.0 million of SBA debentures relating to Fund II that would have matured during the period March 1, 2026 through September 1, 2027. Our remaining outstanding SBA debentures begin to mature in 2029 and subsequent years through 2034, which will require repayment on or before the respective maturity dates. In light of current market conditions, we will continually evaluate our overall liquidity position and take proactive steps to maintain that position based on the current circumstances. This “Financial Liquidity and Capital Resources” section should be read in conjunction with the notes of our consolidated financial statements.

Cash Flows

For the three months ended March 31, 2024, we experienced a net decrease in cash and cash equivalents in the amount of $92.0 million. During that period, we made payments of $77.8 million of cash for operating activities, which included the funding of $145.9 million of investments that was partially offset by proceeds received from sales and repayments of investments of $60.2 million. During the same period, we repaid SBA debentures of $35.0 million relating to Fund II, borrowed $22.5 million on our line of credit, received net proceeds from the ATM Program of approximately $19.2 million, received repayments of $0.3 million on our secured borrowings, paid cash dividends to stockholders of $20.4 million, and made payment of deferred financing costs related to our debt financings of $0.2 million.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of additional debt and equity capital.

SBA Debentures

Fund III is licensed to operate as a SBIC, and has the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the SBA regulations, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $175.0 million, whichever is less. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. The SBA may limit the amount that may be drawn each year under the SBA debenture commitments, and each issuance of leverage is conditioned on SBIC's full compliance, as determined by the SBA, with the terms and conditions under SBA regulations. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of March 31, 2024, Fund III had $175.0 million of outstanding SBA debentures. Fund II has completed a wind-down plan, relinquished its SBIC license and can no longer issue additional SBA debentures, effective as of March 7, 2024. Subject to SBA regulatory requirements and approval of an additional SBIC licensed fund and SBA debenture commitments, we may access up to $175.0 million of additional SBA debentures under the SBIC debenture program. For more information on the SBA debentures, please refer to Note 6 to our consolidated financial statements.

Credit Facility

On June 16, 2014, we entered into a senior secured revolving credit agreement (the "Credit Agreement" and the senior secured revolving credit facility, the “Credit Facility”) with ING Capital LLC (“ING”), as the administrative agent, collateral agent, and lender. The Credit Facility is secured by certain portfolio investments held by us, but portfolio investments held by Fund II and Fund III are not collateral for the Credit Facility. On April 24, 2019, we entered into an Amended & Restated Senior Secured Revolving Credit Agreement (the “Amended Credit Agreement”) among us, as borrower, the lenders party thereto, and ING, as administrative agent. On June 26, 2020, we entered into an amendment to the Amended Credit Agreement that, among other changes, modified certain financial covenants. On August 17, 2022, the Company entered into a second amendment to the Amended Credit Agreement (“Second Amendment”). The Second Amendment, among other things: (i) changed the underlying benchmark used to compute interest under the Amended Credit Agreement to the Secured Overnight Financing Rate (SOFR) from the London Interbank Offered Rate (LIBOR); (ii) reduced the applicable margin from 3.00% to 2.675% on SOFR loans prior to satisfying certain step-down conditions, and from 2.675% to 2.50% after satisfying certain step-down conditions, with commensurate reductions in the applicable margins for base rate loans; (iii) provided for a loan commitment availability period ending on August 17, 2026; (iv) extended the maturity date to August 17, 2027 from April 24, 2023; and (v) amended certain financial covenants, including (a) amending the asset coverage ratio to no less than 1.50 to 1.00 from no less than 2.00 to 1.00 (on a regulatory basis); and (b) requiring the Company to maintain a senior asset coverage ratio of no less than 2.00 to 1.00.

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

Amounts available to borrow under the Credit Facility are subject to a minimum borrowing/collateral base that applies an advance rate to certain investments held by us, excluding investments held by Fund II and Fund III. We are subject to limitations with respect to the investments securing the Credit Facility, including, but not limited to, restrictions on sector concentrations, loan size, payment frequency and status and collateral interests, as well as restrictions on portfolio company leverage, which may also affect the borrowing base and therefore amounts available to borrow.

We have made customary representations and warranties and we are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of March 31, 2024, we were in compliance in all material respects with the terms of the Credit Agreement and we had $22.5 million in borrowings outstanding under the Credit Facility.

Notes

On December 23, 2020, we closed the offering of $125.0 million in aggregate principal amount of our 4.75% notes due 2026, or the “January 2026 Notes”. The total net proceeds to us from the January 2026 Notes, based on a public offering price of 100.00% of par, after deducting underwriting discounts of $2.5 million and offering expenses of $0.4 million, were $122.1 million. The January 2026 Notes will mature on January 31, 2026 and bear interest at a rate of 4.75%. The January 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed before October 31, 2025 (the date falling three months prior to maturity) and at par thereafter. Interest on the January 2026 Notes is payable on January 31 and July 31 of each year. We do not intend to list the January 2026 Notes on any securities exchange or automated dealer quotation system. As of March 31, 2024, the outstanding principal balance of the January 2026 Notes was $125.0 million.

On October 8, 2021, we closed the offering of $125.0 million in aggregate principal amount of our 3.50% notes due 2026, or the “November 2026 Notes” (collectively with the January 2026 Notes, the “Notes”). The total net proceeds to us from the November 2026 Notes, based on a public offering price of 99.996% of par, after deducting underwriting discounts of $2.5 million and offering expenses of $0.3 million, were $122.2 million. The November 2026 Notes will mature on November 15, 2026 and bear interest at a rate of 3.50%. The November 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed before August 15, 2026 (the date falling three months prior to maturity) and at par thereafter. Interest on the November 2026 Notes is payable on May 15 and November 15 of each year. We do not intend to list the November 2026 Notes on any securities exchange or automated dealer quotation system. As of March 31, 2024, the outstanding principal balance of the November 2026 Notes was $125.0 million.

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

Secured Borrowing

As of March 31, 2024, the carrying value of secured borrowings totaled $15.6 million and the fair value of the associated loans included in investments was $15.6 million. As of December 31, 2023, carrying value of secured borrowings totaled $15.9 million and the fair value of the associated loans included in investments was $15.8 million. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets that did not meet the definition of a “participating interest” as defined in ASC 860 (see Note 2. Significant Accounting Policies - Partial loan and equity sales” for more information). As a result, sale treatment was not permitted and these partial loan sales were treated as secured borrowings. The weighted average interest rate on our secured borrowings was approximately 9.363% and 9.407% as of March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024, the weighted average stated interest rates for our SBA debentures and the Notes were 4.316% and 4.125%, respectively. As of March 31, 2024, we had $77.5 million of unutilized commitment under our Credit Facility, and we were subject to a 0.851% fee on such amount. As of March 31, 2024, the weighted average stated interest rate on total debt outstanding was 4.568%.

As a BDC, we are generally required to meet an asset coverage ratio of at least 150.0% (defined as the ratio which the value of our consolidated total assets, less all consolidated liabilities and indebtedness not represented by senior securities, bears to the aggregate amount of senior securities representing indebtedness), which includes borrowings and any preferred stock we may issue in the future. This requirement limits the amount that we may borrow. On April 29, 2019, our Board, including a majority of the non-interested directors, approved a minimum asset coverage ratio of 150% under Sections 18(a)(1) and 18(a)(2) of the 1940 Act, effective as of April 29, 2020. We also have received exemptive relief from the U.S. Securities and Exchange Commission (“SEC”) to allow us to exclude the senior securities issued by Fund III and any future SBIC subsidiary from the definition of senior securities in the 150% asset coverage requirement applicable to the Company under the 1940 Act, which, in turn, will enable us to fund more investments with debt capital.

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if the Board, including the independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. On June 8, 2023, our stockholders approved a proposal to authorize us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 8, 2024 or the date of our 2024 Annual Meeting of Stockholders. Our stockholders specified that the cumulative number of shares sold pursuant to such authority during such period may not exceed 25.0% of our then outstanding common stock immediately prior to each such sale.

Equity ATM Program

On November 10, 2022, the Company established the at-the-market program (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through Raymond James & Associates, Inc. and B. Riley Securities, Inc., each as sales agents, shares of the Company's common stock having an aggregate offering price of up to $50.0 million. On August 11, 2023, the Company increased the maximum amount of shares to be sold through the ATM Program to $150.0 million from $50.0 million. On February 29, 2024, the Company increased the maximum amount of shares to be sold through the ATM Program to $300.0 million from $150.0 million. Cumulative to date, the Company has sold 6,957,913 shares of common stock under the ATM Program at a weighted-average price of $19.72, raising $137.2 million of gross proceeds. Net proceeds were $135.4 million after commissions to the sales agents on sales sold. As of March 31, 2024, the Company has $162.8 million available under the ATM Program.

Stock Repurchase Program

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. Most recently, on October 30, 2023, the Board extended the Stock Repurchase Program through December 31, 2024, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and we cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. We did not make any repurchases of common stock during the three months ended March 31, 2024 and 2023. Refer to Note 8 to our consolidated financial statements for additional information concerning stock repurchases.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make certain estimates and assumptions affecting amounts reported in the financial statements. We have identified investment valuation, revenue recognition and transfers of financial assets as our most critical accounting policies and estimates. We continuously evaluate our policies and estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from those estimates under different assumptions or conditions. A discussion of our critical accounting policies relating to investment valuations and transfers of financial assets are set forth below. See Note 2. Significant Accounting Policies to our consolidated financial statements for more information regarding our critical accounting policies relating to revenue recognition.

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

Our Board consulted with the independent third-party valuation firm(s) in arriving at our determination of fair value for 17 and 18 of our portfolio company investments representing 26.9% and 29.9% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended March 31, 2024 and December 31, 2023, respectively) as of March 31, 2024 and December 31, 2023, respectively.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
We have entered into the Investment Advisory Agreement with Fidus Investment Advisors as our investment advisor. Pursuant to the agreement, the Investment Advisor manages our day-to-day operating and investing activities. We pay the Investment Advisor a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. See Note 5 to our consolidated financial statements. The Investment Advisor, in consultation with the Board, agreed to voluntarily waive $0.1 million and $0.1 million of the base management fees on any assets accounted for as secured borrowings as defined under GAAP for the three months ended March 31, 2024, and 2023, respectively.
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

In connection with the IPO and our election to be regulated as a BDC, we applied for and received exemptive relief from the SEC on March 27, 2012 to allow us to take certain actions that would otherwise be prohibited by the 1940 Act, as applicable to BDCs. Effective June 30, 2014, pursuant to exemptive relief from the SEC, we are permitted to exclude the senior securities issued by Fund III and any future SBIC subsidiary from the definition of senior securities in the asset coverage requirement applicable to the Company under the 1940 Act.

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

Recent Developments

On April 29, 2024, our Board declared a regular quarterly dividend of $0.43 per share and a supplemental dividend of $0.16 per share payable June 26, 2024, to stockholders of record as of June 19, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Uncertainty with respect to the rising interest rates, inflationary pressures, the Russia-Ukraine war and the conflict in the Middle East and the failure of financial institutions introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. The prices of securities held by us may decline in response to certain events, including those directly involving the companies in which we invest and conditions affecting the general economy, including: overall market changes, including an increase in market volatility; legislative reform; local, regional, national or global political, social or economic instability; and interest rate volatility, including the replacement of LIBOR with alternate rates.

In the future, our investment income may also be affected by changes in various interest rates, including changes in alternate rates and prime rates, to the extent of any debt investments that include floating interest rates. Since March 2022, the Federal Reserve has been rapidly raising interest rates bringing it up to 5.25% to 5.50% range. Although the Federal Reserve left its benchmark rates steady in the fourth quarter of 2023, it has indicated that additional rate increases in the future may be necessary to mitigate inflationary pressures and there can be no assurance that the Federal Reserve will not make upwards adjustments to the federal funds rate in the future. Notwithstanding the foregoing, there are reports that the Federal Reserve may begin to cut the benchmark rates in 2024. In a rising interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could result the United States into a recession, which would likely decrease interest rates. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR are not offset by a corresponding increase in the spread over such base rate that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to such base rate. See Risk Factors contained herein under Part II, Item 1A and in our Annual Report on Form 10-K for the year ended December 31, 2023, such as "Changes in interest rates will affect our cost of capital and net investment income” and “Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies.”

As of March 31, 2024 and December 31, 2023, the debt investments in 48 and 46 portfolio companies, respectively, bore interest at a variable rate, which represented $664.6 million, or 72.5%, and $629.3 million, or 75.6%, of our portfolio on a fair value basis, respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Our pooled SBA debentures and our Notes bear interest at fixed rates. Our Credit Facility bears interest, at our election, at a rate per annum equal to (a) 2.675% on SOFR loans prior to satisfying certain step-down conditions (or 2.50% after satisfying certain step-down conditions, with commensurate reductions in the applicable margins for base rate loans). We pay a commitment fee that varies depending on the size of the unused portion of the Credit Facility: 2.500% to 2.675% per annum on the unused portion of the Credit Facility at or below 35% of the commitments and 0.50% per annum on any remaining unused portion of the Credit Facility between the total commitments and the 35% minimum utilization. The Credit Agreement relating to the Credit Facility contains certain covenants, including a minimum asset coverage ratio of 1.50 to 1.00 (on a regulatory basis) and a senior asset coverage ratio of no less than 2.00 to 1.00. As of March 31, 2024, the Credit Facility is secured by a first priority security interest in all of our assets, excluding the assets of Fund II and Fund III.

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

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of March 31, 2024 (dollars in millions):

	Interest Income	Interest Expense
	Increase	Increase	Net Increase	Net Investment
Basis Point Increase (Decrease)	(Decrease) (1) (2)	(Decrease) (4)	(Decrease)	Income (3)
(200)	$(13.5)	$(0.7)	$(12.8)	$(10.2)
(150)	(10.2)	(0.6)	(9.6)	(7.7)
(100)	(6.8)	(0.4)	(6.4)	(5.1)
(50)	(3.4)	(0.2)	(3.2)	(2.6)
50	3.4	0.1	3.3	2.6
100	6.8	0.3	6.5	5.2
150	10.2	0.5	9.7	7.8
200	13.6	0.8	12.8	10.2
250	17.0	1.0	16.0	12.8
300	20.4	1.1	19.3	15.4

(1) Certain of our variable rate debt investments have a PRIME or SOFR interest rate floor, which lessens the impact of decreases in interest rates.

(2) Interest income calculated assuming three-month PRIME, and SOFR rate as of March 31, 2024.

(3) Includes the impact of income incentive fee at 20.0% on net increase (decrease) in net interest.

(4) As of March 31, 2024, we had $22.5 million of borrowings outstanding under our Credit Facility.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not, and the Investment Advisor is not, currently subject to any material legal proceedings.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed under "Item 1A. Risk Factors” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024, which are incorporated herein by reference. The risk factors therein could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. Most recently, on October 30, 2023, the Board extended the Stock Repurchase Program through December 31, 2024, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and we cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time.

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

10.1

Amendment No. 2, dated February 29, 2024, to Equity Distribution Agreement by and among Fidus Investment Corporation and Fidus Investment Advisors, LLC, on the one hand, and Raymond James & Associates, Inc. and B. Riley Securities, Inc., on the other hand (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on February 29, 2024 and incorporated herein by reference).

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

FIDUS INVESTMENT CORPORATION

Date: May 2, 2024	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2024	/s/ SHELBY E. SHERARD
Shelby E. Sherard
Chief Financial Officer (Principal Financial and Accounting Officer)