Form 10-Q
period 2024-06-30
FIDUS INVESTMENT Corp
filed 2024-08-01
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 30, 2024, the Registrant had outstanding 33,161,240 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	June 30,
	2024	December 31,
	(unaudited)	2023
ASSETS
Investments, at fair value:
Control investments (cost: $6,832 and $6,832, respectively)	$—	$—
Affiliate investments (cost: $48,014 and $46,485, respectively)	83,747	83,876
Non-control/non-affiliate investments (cost: $1,003,139 and $883,312, respectively)	994,677	874,030
Total investments, at fair value (cost: $1,057,985 and $936,629, respectively)	1,078,424	957,906
Cash and cash equivalents	48,320	119,131
Interest receivable	17,315	11,965
Prepaid expenses and other assets	1,880	1,896
Total assets	$1,145,939	$1,090,898
LIABILITIES
SBA debentures, net of deferred financing costs (Note 6)	$170,323	$204,472
Notes, net of deferred financing costs (Note 6)	247,799	247,243
Borrowings under Credit Facility, net of deferred financing costs (Note 6)	31,567	(1,082)
Secured borrowings	15,280	15,880
Accrued interest and fees payable	5,673	5,924
Base management fee payable, net of base management fee waiver – due to affiliate	4,639	4,151
Income incentive fee payable – due to affiliate	4,546	4,570
Capital gains incentive fee payable – due to affiliate	15,901	17,509
Administration fee payable and other – due to affiliate	445	789
Taxes payable	1,777	1,227
Accounts payable and other liabilities	1,223	741
Total liabilities	$499,173	$501,424
Commitments and contingencies (Note 7)
NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 33,161,240 and 30,438,979 shares issued and
outstanding at June 30, 2024 and December 31, 2023, respectively)	$34	$31
Additional paid-in capital	557,331	504,298
Total distributable earnings	89,401	85,145
Total net assets	646,766	589,474
Total liabilities and net assets	$1,145,939	$1,090,898
Net asset value per common share	$19.50	$19.37

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

(in thousands, except shares and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Investment Income:
Interest income
Control investments	$—	$—	$—	$—
Affiliate investments	864	1,107	1,733	2,157
Non-control/non-affiliate investments	30,643	25,060	57,912	49,966
Total interest income	31,507	26,167	59,645	52,123
Payment-in-kind interest income
Control investments	—	—	—	—
Affiliate investments	—	—	—	—
Non-control/non-affiliate investments	1,845	1,235	3,894	1,872
Total payment-in-kind interest income	1,845	1,235	3,894	1,872
Dividend income
Control investments	—	—	—	—
Affiliate investments	154	172	502	520
Non-control/non-affiliate investments	203	132	252	168
Total dividend income	357	304	754	688
Fee income
Control investments	—	—	—	—
Affiliate investments	5	50	10	55
Non-control/non-affiliate investments	1,517	2,187	3,871	3,618
Total fee income	1,522	2,237	3,881	3,673
Interest on idle funds	433	615	2,141	1,258
Total investment income	35,664	30,558	70,315	59,614
Expenses:
Interest and financing expenses	6,062	5,591	12,074	10,776
Base management fee	4,706	4,051	9,138	7,905
Incentive fee - income	4,546	3,834	9,013	7,481
Incentive fee (reversal) - capital gains	1,430	(1,174)	1,929	(1,021)
Administrative service expenses	669	618	1,206	1,091
Professional fees	965	641	1,902	1,457
Other general and administrative expenses	269	264	498	504
Total expenses before base management fee waiver	18,647	13,825	35,760	28,193
Base management fee waiver	(67)	(72)	(136)	(144)
Total expenses, net of base management fee waiver	18,580	13,753	35,624	28,049
Net investment income before income taxes	17,084	16,805	34,691	31,565
Income tax provision (benefit)	134	21	114	58
Net investment income	16,950	16,784	34,577	31,507
Net realized and unrealized gains (losses) on investments:
Net realized gains (losses):
Control investments	—	(11,458)	—	(11,458)
Affiliate investments	—	99	—	99
Non-control/non-affiliate investments	10,784	5,818	12,527	5,876
Total net realized gain (loss) on investments	10,784	(5,541)	12,527	(5,483)
Income tax (provision) benefit from realized gains on investments	(1,579)	(1,538)	(1,523)	(1,538)
Net change in unrealized appreciation (depreciation):
Control investments	—	11,083	—	11,083
Affiliate investments	1,578	(2,113)	(1,658)	(4,602)
Non-control/non-affiliate investments	(3,634)	(7,760)	820	(4,563)
Total net change in unrealized appreciation (depreciation) on investments	(2,056)	1,210	(838)	1,918
Net gain (loss) on investments	7,149	(5,869)	10,166	(5,103)
Realized losses on extinguishment of debt	—	—	(521)	—
Net increase (decrease) in net assets resulting from operations	$24,099	$10,915	$44,222	$26,404
Per common share data:
Net investment income per share-basic and diluted	$0.53	$0.67	$1.10	$1.26
Net increase in net assets resulting from operations per share — basic and diluted	$0.75	$0.44	$1.40	$1.06
Dividends declared per share	$0.59	$0.70	$1.24	$1.36
Weighted average number of shares outstanding — basic and diluted	32,245,714	25,028,268	31,511,236	24,916,729

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except shares)

	Common Stock			Additional	Total
	Number of	Par		paid-in	distributable	Total net
	shares	value		capital	earnings	assets
Balances at December 31, 2022	24,727,788	$25		$395,916	$84,402	$480,343
Public offering of common stock, net of expenses	260,610	0	*	5,306	—	5,306
Net investment income	—	—		—	14,723	14,723
Net realized gain (loss) on investments, net of taxes	—	—		—	58	58
Net unrealized appreciation (depreciation) on investments	—	—		—	708	708
Realized losses on extinguishment of debt	—	—		—	—	—
Dividends declared	—	—		—	(16,492)	(16,492)
Balances at March 31, 2023	24,988,398	$25		$401,222	$83,399	$484,646
Public offering of common stock, net of expenses	246,574	0	*	4,837	—	4,837
Shares issued under dividend reinvestment plan	30,836	0	*	604	—	604
Net investment income	—	—		—	16,784	16,784
Net realized gain (loss) on investments, net of taxes	—	—		—	(7,079)	(7,079)
Net unrealized appreciation (depreciation) on investments	—	—		—	1,210	1,210
Realized losses on extinguishment of debt	—	—		—	—	—
Dividends declared	—	—		—	(17,654)	(17,654)
Balances at June 30, 2023	25,265,808	$25		$406,663	$76,660	$483,348
Balances at December 31, 2023	30,438,979	$31		$504,298	$85,145	$589,474
Public offering of common stock, net of expenses	987,170	1		19,169	—	19,170
Net investment income	—	—		—	17,627	17,627
Net realized gain (loss) on investments, net of taxes	—	—		—	1,799	1,799
Net unrealized appreciation (depreciation) on investments	—	—		—	1,218	1,218
Realized losses on extinguishment of debt	—	—		—	(521)	(521)
Dividends declared	—	—		—	(20,427)	(20,427)
Balances at March 31, 2024	31,426,149	$32		$523,467	$84,841	$608,340
Public offering of common stock, net of expenses	1,691,336	2		33,017	—	33,019
Shares issued under dividend reinvestment plan	43,755	0	*	847	—	847
Net investment income	—	—		—	16,950	16,950
Net realized gain (loss) on investments, net of taxes	—	—		—	9,205	9,205
Net unrealized appreciation (depreciation) on investments	—	—		—	(2,056)	(2,056)
Realized losses on extinguishment of debt	—	—		—	—	—
Dividends declared	—	—		—	(19,539)	(19,539)
Balances at June 30, 2024	33,161,240	$34		$557,331	$89,401	$646,766
*amount is greater than zero but less than one

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$44,222	$26,404
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Net change in unrealized (appreciation) depreciation on investments	838	(1,918)
Net realized (gain) loss on investments	(12,527)	5,483
Interest and dividend income paid-in-kind	(3,894)	(1,872)
Accretion of original issue discount	(231)	(228)
Accretion of loan origination fees	(1,106)	(775)
Purchase of investments	(208,306)	(147,348)
Proceeds from sales and repayments of investments	103,343	76,503
Proceeds from loan origination fees	1,365	1,762
Realized losses on extinguishment of debt	521	—
Amortization of deferred financing costs	1,034	1,045
Amortization of deferred equity financing costs	25	6
Changes in operating assets and liabilities:
Interest receivable	(5,350)	(1,092)
Prepaid expenses and other assets	280	(451)
Accrued interest and fees payable	(251)	468
Base management fee payable, net of base management fee waiver – due to affiliate	488	210
Income incentive fee payable – due to affiliate	(24)	799
Capital gains incentive fee (reversal) – due to (from) affiliate	(1,608)	(8,576)
Administration fee payable and other – due to (from) affiliate	(344)	(168)
Taxes payable	550	(8,792)
Accounts payable and other liabilities	482	495
Net cash provided by (used for) operating activities	(80,493)	(58,045)
Cash Flows from Financing Activities:
Proceeds from common stock offerings, net of expenses	52,189	9,852
Proceeds received from SBA debentures	—	29,000
Repayments of SBA debentures	(35,000)	—
Proceeds received from (repayments of) borrowings under Credit Facility, net	32,500	30,000
Proceeds received from (repayments of) Secured Borrowings, net	(600)	(328)
Payment of deferred financing costs	(288)	(706)
Dividends paid to stockholders, including expenses	(39,119)	(34,146)
Net cash provided by (used for) financing activities	9,682	33,672
Net increase (decrease) in cash and cash equivalents	(70,811)	(24,373)
Cash and cash equivalents:
Beginning of period	119,131	62,350
End of period	$48,320	$37,977
Supplemental information and non-cash activities:
Cash payments for interest	$11,291	$9,263
Cash payments for taxes, net of tax refunds received	$1,087	$10,388

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

June 30, 2024

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets

Control Investments (t)
US GreenFiber, LLC (n)	Building Products Manufacturing
Second Lien Debt (j)(y)			10.00%/3.00%	7/3/2014	8/30/2024	$5,226	$5,222	$—
Common Equity (2,522 units) (h)(j)				7/3/2014			586	—
Common Equity (425,508 units) (j)				8/30/2019			1	—
Common Equity (1,022,813 units) (h)(j)				7/1/2020			1,023	—
							6,832	—	0%

Total Control Investments							$6,832	$—	0%

Affiliate Investments (l)
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	Building Products Manufacturing
Subordinated Debt (j)			11.00%/0.00%	12/31/2021	12/31/2027	$9,602	$9,602	$9,602
Common Equity (5,690 units) (h)(j)				12/31/2021			5,690	6,491
Common Equity (7,113 units) (h)(j)				12/31/2021			7,113	8,608
Common Equity (2,012 units) (h)(j)				12/31/2021			-	-
							22,405	24,701	4%
Medsurant Holdings, LLC	Healthcare Services
Preferred Equity (84,997 units) (h)(j)				4/12/2011			315	1,954
Warrant (252,588 units) (h)(j)(m)				4/12/2011			2,258	6,720
							2,573	8,674	1%
Pfanstiehl, Inc.	Healthcare Products
Common Equity (2,550 units) (j)				3/29/2013			255	30,977	5%

Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	Aerospace & Defense Manufacturing
First Lien Debt (k)(ag)		(S + 6.00%) / (1.00%)	11.60%/0.00%	2/12/2021	2/11/2026	15,000	14,964	14,048
Common Equity (12,035 units) (j)				8/25/2021			1,204	—
Common Equity (38,493 units) (j)				12/16/2022			2,609	—
Common Equity (6,783 units) (j)				7/10/2023			686	—
Common Equity (4,663 units) (j)				9/16/2022			472	—
Common Equity (18,204 units) (j)				5/22/2024			1,846	1,846
							21,781	15,894	2%
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Common Equity (1,000,000 units)				11/12/2015			1,000	3,501	1%

Total Affiliate Investments							$48,014	$83,747	13%

Non-control/Non-affiliate Investments
2KDirect, Inc. (dba iPromote)	Information Technology Services
First Lien Debt (k)(at)		(S + 6.75%) / (0.50%)	12.20%/0.00%	6/25/2021	6/25/2026	$10,372	$10,337	$9,686
First Lien Debt (j)(aa)		(S + 6.75%) / (0.50%)	8.95%/0.00%	7/30/2021	6/25/2026	3,191	3,191	3,191
Common Equity (1,000,000 units)				6/25/2021			1,000	266
							14,528	13,143	2%
301 Edison Holdings Inc. (dba LGG Industrial)	Specialty Distribution
First Lien Debt (j)			11.75%/1.50%	11/14/2023	11/13/2028	11,642	11,500	11,641
Preferred Equity (519,244 units) (j)				11/14/2023			1,000	1,001
							12,500	12,642	2%
Acendre Midco, Inc.	Information Technology Services
First Lien Debt (j)		(S + 7.75%) / (0.50%)	13.31%/0.00%	10/6/2021	10/6/2026	5,431	5,424	5,431
First Lien Debt (j)		(S + 7.75%) / (0.50%)	13.31%/0.00%	10/6/2021	10/6/2026	12,344	12,313	12,344
Revolving Loan (j)		(S + 7.75%) / (0.50%)	13.31%/0.00%	10/6/2021	10/6/2026	1,000	1,000	1,000
Common Equity (500,000 shares) (j)				10/6/2021			371	373
Warrant (150,000 shares) (j)(m)				10/6/2021			129	—
Preferred Equity (77,016 shares) (j)				9/26/2022			88	143
							19,325	19,291	3%
Ad Info Parent, Inc. (dba MediaRadar)	Information Technology Services
First Lien Debt (j)		(S + 6.25%) / (1.00%)	11.73%/0.00%	11/1/2023	9/16/2029	12,438	12,375	12,438
Revolving Loan ($1,442 unfunded commitment) (i)(j)		(S + 6.25%) / (1.00%)	11.73%/0.00%	11/1/2023	9/16/2029	—	(7)	—
Preferred Equity (1,250,000 units) (j)				11/1/2023			1,250	1,128
							13,618	13,566	2%
Aldinger Company	Business Services
First Lien Debt (k)(ae)		(S + 6.25%) / (2.00%)	11.55%/0.00%	6/30/2023	6/29/2029	22,389	22,181	23,116
Common Equity (12,504 units)				6/30/2023			254	1,151
Preferred Equity (12,861 units)				6/30/2023			1,286	1,286
							23,721	25,553	3%
Allredi, LLC (fka Marco Group International OpCo, LLC)	Industrial Cleaning & Coatings
Second Lien Debt			0.00%/15.00%	3/2/2020	9/2/2026	12,556	12,510	11,125
Common Equity (570,636 units) (h)(j)				7/21/2017			637	39
Common Equity (39,443 units) (h)(j)				11/24/2021			22	32
Common Equity (524,624units) (h)(j)				8/3/2023			45	74
							13,214	11,270	2%
American AllWaste LLC (dba WasteWater Transport Services)	Environmental Industries
First Lien Debt (j)(p)		(S + 6.50%) / (1.00%)	12.06%/0.00%	6/28/2021	3/31/2025	22,218	22,101	21,777
First Lien Debt (j)(o)		(S + 6.50%) / (1.00%)	9.56%/0.00%	6/28/2021	3/31/2025	330	330	328
Revolving Loan (j)			15.00%/0.00%	3/28/2024	3/31/2025	5,864	5,864	5,747
Preferred Equity (500 units) (h)(j)				5/31/2018			500	—
Preferred Equity (207 units) (h)(j)				8/6/2019			250	—
Preferred Equity (141 units) (h)(j)				11/2/2020			171	—
Preferred Equity (74 units) (h)(j)				12/29/2021			97	—
							29,313	27,852	4%
AmeriWater, LLC	Component Manufacturing
First Lien Debt (af)		(S + 6.25%) / (1.00%)	11.58%/0.00%	7/8/2022	7/8/2027	7,568	7,539	7,568
Subordinated Debt (j)			7.00%/7.00%	7/8/2022	1/8/2028	2,299	2,293	2,299
Common Equity (1,000 units) (h)(j)				7/8/2022			1,000	1,125
							10,832	10,992	2%
AOM Intermediate Holdco, LLC (dba AllOver Media)	Information Technology Services
Common Equity (1,232 units) (h)(j)				2/1/2022			1,372	1,627	0%

APM Intermediate Holdings, LLC (dba Artistic Paver Manufacturing, Inc.)	Building Products Manufacturing
First Lien Debt (ai)		(S + 7.00%) / (2.00%)	12.30%/0.00%	11/8/2022	11/8/2027	18,200	18,109	18,080
Common Equity (1,200 units) (h)(j)				11/8/2022			1,200	1,021
							19,309	19,101	3%
Auto CRM LLC (dba Dealer Holdings)	Information Technology Services
First Lien Debt (am)		(P + 5.50%) / (3.25%)	14.00%/0.85%	10/1/2021	10/1/2026	7,680	7,646	7,757
Subordinated Debt			0.00%/14.50%	10/1/2021	12/31/2026	728	726	735
Common Equity (500 units) (j)				10/1/2021			500	147
							8,872	8,639	1%
Bad Boy Mowers JV Acquisition, LLC	Consumer Products
Subordinated Debt (k)			9.00%/4.50%	11/9/2023	11/9/2030	13,386	13,312	13,386
Preferred Equity (13,000 units) (j)				11/9/2023			1,300	1,382
							14,612	14,768	2%
Barefoot Mosquito and Pest Control, LLC	Consumer Services
First Lien Debt (k)		(S + 7.00%) / (2.00%)	12.30%/0.00%	12/22/2023	12/22/2029	36,000	35,798	36,000
Revolving Loan ($1,500 unfunded commitment) (i)(j)		(S + 7.00%) / (2.00%)	12.30%/0.00%	12/22/2023	12/22/2029	—	—	—
Common Equity (4,091 units) (h)(j)				12/22/2023			—	27

Preferred Equity (15,443 units) (h)(j)				12/22/2023			1,544	1,603
							37,342	37,630	5%
BCM One Group Holdings, Inc.	Information Technology Services
Subordinated Debt (j)			11.75%/0.00%	11/17/2021	11/17/2028	18,333	18,215	18,333	3%

Bedford Precision Parts LLC	Specialty Distribution
Common Equity (500,000 units) (h)(j)				3/12/2019			477	361	0%

BP Thrift Buyer, LLC (dba myUnique and Ecothrift)	Retail
First Lien Debt (j)(al)		(S + 5.75%) / (1.50%)	11.05%/0.00%	9/13/2022	9/13/2027	20,000	19,703	20,000
First Lien Debt (j)		(S + 5.75%) / (1.50%)	8.80%/0.00%	5/12/2023	9/13/2027	1,873	1,873	1,873
Common Equity (1,000 units) (j)				9/13/2022			960	1,215
							22,536	23,088	4%
BurgerFi International, LLC (dba BurgerFi) (ad)	Restaurants
Common Equity (14,201 units) (j)(ao)				11/3/2022			521	3
Preferred Equity (9,787 units) (j)(ao)				11/3/2022			49	245
							570	248	0%
Cardback Intermediate, LLC (dba Chargeback Gurus)	Information Technology Services
First Lien Debt (j)(ah)		(S + 6.50%) / (0.75%)	12.06%/0.00%	8/10/2021	8/10/2026	11,664	11,631	11,664
Common Equity (495 shares) (j)				8/10/2021			125	—
Preferred Equity (495 shares) (j)				8/10/2021			125	291
							11,881	11,955	2%
Choice Technology Solutions, LLC (dba Choice Merchant Solutions, LLC)	Information Technology Services
First Lien Debt (j)		(S + 7.25%) / (1.00%)	12.80%/0.00%	4/1/2022	4/1/2027	9,500	9,474	9,500
Revolving Loan ($1,000 unfunded commitment) (i)(j)		(S + 6.25%) / (1.00%)	11.80%/0.00%	4/1/2022	4/1/2027	—	—	—
Preferred Equity (500,000 units) (h)(j)				8/21/2023			500	545
							9,974	10,045	2%
CIH Intermediate, LLC	Business Services
Subordinated Debt (k)			10.00%/1.00%	3/3/2022	3/3/2028	13,962	13,878	13,962
Common Equity (563 shares) (j)				3/3/2022			400	1,934
Preferred Equity (563 shares) (j)				3/3/2022			400	957
							14,678	16,853	3%
Comply365, LLC	Aerospace & Defense Manufacturing
Common Equity (868,922 units)				12/22/2023			2,575	2,319	0%

CRS Solutions Holdings, LLC (dba CRS Texas)	Business Services
Common Equity (574,929 units) (h)(j)				6/28/2022			272	32	0%

CTM Group, Inc. (dba Venuplus, Inc.)	Business Services
First Lien Debt		(S + 6.75%) / (1.00%)	12.25%/0.25%	2/28/2023	11/30/2026	7,902	7,798	7,902
Subordinated Debt			11.50%/2.25%	2/28/2023	11/30/2027	2,055	2,037	1,931
Common Equity (400,000 units)				2/28/2023			400	189
							10,235	10,022	2%
Dataguise, Inc.	Information Technology Services
Subordinated Debt (j)			11.00%/2.00%	12/30/2022	11/23/2027	22,127	22,092	22,317
Common Equity (909 shares) (j)				12/31/2020			1,500	1,420
							23,592	23,737	4%
Dealerbuilt Acquisition, LLC	Information Technology Services
First Lien Debt (ac)		(S + 5.75%) / (4.00%)	11.05%/1.00%	7/21/2023	7/21/2026	13,287	13,220	13,287
Subordinated Debt (j)			7.50%/7.50%	7/21/2023	1/21/2027	5,370	5,347	5,370
Common Equity (1,000 Units) (h)(j)				7/21/2023			—	—
Preferred Equity (1,000 Units) (h)(j)				7/21/2023			1,000	933
							19,567	19,590	3%
Detechtion Holdings, LLC	Information Technology Services
First Lien Debt (k)		(S + 5.75%) / (2.25%)	11.05%/2.00%	6/21/2023	6/21/2028	17,869	17,786	17,869
Subordinated Debt (j)			0.00%/14.00%	6/21/2023	6/21/2028	2,309	2,300	2,309
Common Equity (500,000 units) (h)(j)				6/21/2023			500	533
							20,586	20,711	3%
Diversified Search LLC	Business Services
First Lien Debt (k)(r)		(S + 7.25%) / (1.00%)	12.85%/0.00%	2/7/2019	9/30/2025	24,155	24,104	24,155
Common Equity (573 units) (h)(j)				2/7/2019			552	284
							24,656	24,439	4%
Donovan Food Brokerage, LLC	Business Services
First Lien Debt		(S + 6.50%) / (2.00%)	11.80%/0.00%	2/23/2024	2/23/2029	14,700	14,642	14,642
Revolving Loan ($1,000 unfunded commitment) (i)(j)		(S + 6.50%) / (2.00%)	11.80%/0.00%	2/23/2024	2/23/2029	—	(5)	—
Common Equity (500,000 units) (j)				2/23/2024			500	500
							15,137	15,142	2%
Education Incites, LLC (dba Acceleration Academies)	Business Services
Second Lien Debt			12.75%/0.00%	10/31/2022	10/29/2027	6,000	5,980	6,120	1%

Elements Brands, LLC	Consumer Products
First Lien Debt			12.25%/0.00%	12/31/2020	12/31/2024	2,025	2,021	2,025
Revolving Loan (j)			12.25%/0.00%	12/31/2020	12/31/2024	1,500	1,499	1,500
							3,520	3,525	1%
Enterprise Asset Management FM Purchaser, Inc. (dba MCIM)	Information Technology Services
First Lien Debt (j)		(S + 5.75%) / (2.00%)	11.08%/2.00%	5/20/2024	5/20/2029	17,040	16,957	16,957
Common Equity (551,470 units) (j)				5/20/2024			750	750
							17,707	17,707	3%
Fishbowl Solutions, LLC	Information Technology Services
First Lien Debt (ar)		(S + 7.75%) / (1.00%)	13.31%/0.00%	3/25/2022	3/25/2027	13,993	13,933	13,993	2%

Global Plasma Solutions, Inc.	Component Manufacturing
Common Equity (548 shares) (j)				2/1/2024			140	230
Common Equity (1,556 shares) (j)				9/21/2018			156	342
							296	572	0%
GMP HVAC, LLC (dba McGee Heating & Air, LLC)	Utilities: Services
First Lien Debt (j)		(S + 7.00%) / (2.00%)	12.30%/0.00%	12/8/2023	12/8/2028	16,993	16,903	16,993
Revolving Loan ($1,500 unfunded commitment) (i)(j)		(S + 7.00%) / (2.00%)	12.30%/0.00%	12/8/2023	12/8/2028	—	(8)	—
Preferred Equity (1,314 units) (h)(j)				12/8/2023			1,314	1,430
							18,209	18,423	3%
GP&C Operations, LLC (dba Garlock Printing and Converting)	Component Manufacturing
Common Equity (515,625 units) (h)(j)				1/22/2021			516	584	0%

Green Cubes Technology, LLC (dba Green Cubes)	Information Technology Services
First Lien Debt (j)		(S + 13.00%) / (0.00%)	18.50%/0.00%	12/17/2021	12/17/2024	11,675	11,664	11,675	2%

Gurobi Optimization, LLC	Information Technology Services
Common Equity (3 shares)				12/19/2017			572	5,381	1%

Haematologic Technologies, Inc.	Healthcare Services
First Lien Debt (x)		(S + 8.25%) / (2.00%)	13.83%/0.00%	10/11/2019	10/11/2024	5,385	5,382	5,385
Common Equity (630 units) (h)(j)				10/11/2019			630	2
Common Equity (89 units) (h)(j)				6/26/2023			89	153
							6,101	5,540	1%
Hallmark Health Care Solutions, Inc.	Healthcare Services
Common Equity (3,645,752 units) (j)				9/18/2023			3,646	4,316	1%

Healthfuse, LLC	Healthcare Services
Preferred Equity (197,980 units)				11/13/2020			739	2,386	0%

Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt (k)			12.50%/1.00%	4/25/2023	6/30/2028	20,242	20,010	20,241
Common Equity (5,837 units)				3/23/2016			367	1,631
Common Equity (637 units) (j)				8/7/2023			102	178
Preferred Equity (868 units) (j)				10/16/2020			154	387
							20,633	22,437	3%
IBH Holdings, LLC (fka Inflexxion, Inc.)	Business Services

Common Equity (150,000 units)				6/20/2018			—	113	0%

Informatics Holdings, Inc. (dba Wasp Barcode Technologies)	Information Technology Services
First Lien Debt (j)(v)		(S + 6.50%) / (2.50%)	11.83%/0.00%	5/1/2024	3/7/2029	9,000	8,985	8,984
Preferred Equity (1,000,000 units) (j)				3/7/2024			1,000	1,000
							9,985	9,984	2%
ISI PSG Holdings, LLC (dba Incentive Solutions, Inc.)	Business Services
First Lien Debt (j)(aj)		(S + 7.50%) / (0.50%)	12.98%/0.00%	4/5/2021	4/5/2026	11,123	11,086	11,123
First Lien Debt (j)(an)		(S + 7.50%) / (0.50%)	9.48%/0.00%	6/30/2021	4/5/2026	11,759	11,759	11,752
Common Equity (256,964 units) (h)(j)				4/5/2021			500	479
							23,345	23,354	4%
Janus Health Technologies, Inc.	Information Technology Services
First Lien Debt			12.00%/0.00%	1/3/2024	1/3/2028	5,000	4,980	5,000
First Lien Debt (j)			12.00%/0.00%	1/3/2024	6/3/2025	2,500	2,492	2,500
Preferred Equity (68,361 units)				1/3/2024			1,500	1,500
							8,972	9,000	1%
The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Common Equity (855 shares) (j)				12/8/2017			933	37	0%

Level Education Group, LLC (dba CE4Less)	Business Services
First Lien Debt (ak)		(S + 5.75%) / (2.00%)	11.31%/0.00%	4/1/2021	4/1/2026	4,329	4,314	4,329
Common Equity (1,000,000 units) (j)				4/1/2021			1,000	1,353
							5,314	5,682	1%
LifeSpan Biosciences, Inc.	Healthcare Products
Subordinated Debt (j)			11.50%/0.00%	3/19/2021	4/7/2028	16,000	15,967	15,967
Common Equity (108 shares) (j)				6/7/2024			595	595
							16,562	16,562	3%
Magenta Buyer LLC (dba Trellix)	Information Technology Services
Second Lien Debt (j)		(S + 8.25%) / (0.75%)	13.84%/0.00%	7/19/2022	7/27/2029	7,182	6,891	2,721	0%

MBS Opco, LLC (dba Marketron)	Information Technology Services
First Lien Debt (j)		(S + 8.50%) / (1.50%)	14.06%/0.00%	9/29/2022	9/28/2026	27,000	26,924	27,000	4%

MDME Holding Corp.	Healthcare Products
First Lien Debt		(S + 6.25%) / (1.00%)	11.73%/0.00%	8/31/2023	8/3/2027	11,834	11,758	11,834
Common Equity (4,735 units) (j)				9/18/2023			—	—
Preferred Equity (12,500 units) (j)				9/18/2023			1,250	812
							13,008	12,646	2%
Micronics Filtration Holdings, Inc. (dba Micronics Engineered Filtration Group, Inc.)	Component Manufacturing
First Lien Debt (k)(as)		(S + 5.25%) / (0.50%)	10.81%/0.00%	2/17/2022	2/17/2027	30,000	29,316	30,000
Common Equity (14,400 units) (j)				2/17/2022			1,440	5,747
							30,756	35,747	6%
Netbase Solutions, Inc. (dba Netbase Quid)	Information Technology Services
First Lien Debt (k)(ap)		(P + 4.00%) / (3.25%)	12.50%/0.00%	11/18/2021	11/18/2025	15,869	15,827	15,869	2%

NWS Technologies, LLC	Utilities: Services
First Lien Debt (u)		(S + 8.00%) / (2.50%)	13.30%/0.00%	6/20/2023	6/16/2028	17,000	16,798	16,904
Common Equity (1 unit) (h)(j)				6/20/2023			1,125	976
Preferred Equity (0.375 units) (h)(j)				6/20/2023			375	398
							18,298	18,278	3%
OnePath Systems, LLC	Information Technology Services
First Lien Debt (s)		(S + 7.50%) / (1.00%)	12.80%/0.00%	9/30/2022	9/30/2027	11,000	10,946	11,000
Common Equity (732,542 shares) (j)				9/30/2022			500	1,049
							11,446	12,049	2%
Palmetto Moon, LLC	Retail
Common Equity (499 units) (j)				11/3/2016			265	722	0%

Pinnergy, Ltd.	Oil & Gas Services
Subordinated Debt (j)			10.00%/0.00%	6/30/2022	6/30/2027	10,350	10,305	10,350	2%

PowerGrid Services Acquisition, LLC	Utilities: Services
Common Equity (5,461 units) (h)(j)				9/21/2021			545	793	0%

Prime AE Group, Inc.	Business Services
First Lien Debt (j)(ab)		(S + 8.25%) / (2.00%)	13.71%/0.00%	11/25/2019	11/22/2025	5,500	5,481	5,500
Preferred Equity (900,000 shares) (j)				11/25/2019			900	661
							6,381	6,161	1%
Puget Collision, LLC	Retail
First Lien Debt (j)(av)		(S + 7.00%) / (2.00%)	12.45%/0.00%	1/4/2024	1/4/2029	22,232	21,989	21,989
Common Equity (299 units) (h)(j)				1/4/2024			774	774
							22,763	22,763	4%
QED Technologies International, Inc.	Component Manufacturing
First Lien Debt (q)		(S + 5.75%) / (1.50%)	11.05%/0.50%	3/1/2023	3/1/2028	15,551	15,456	15,551
Common Equity (140 shares) (j)				2/28/2023			1,402	2,416
							16,858	17,967	3%
Quantum IR Technologies, LLC	Information Technology Services
First Lien Debt (j)			14.00%/0.00%	3/19/2024	12/20/2026	12,000	11,960	11,960
Common Equity (12,183 shares) (j)				3/19/2024			2,400	2,400
							14,360	14,360	2%
Quest Software US Holdings Inc.	Information Technology Services
Second Lien Debt (j)		(S + 7.50%) / (0.50%)	12.98%/0.00%	3/1/2022	2/1/2030	20,000	19,494	14,300	2%

R1 Holdings, LLC (dba RoadOne IntermodaLogistics)	Transportation services
First Lien Debt (j)		(S + 6.25%) / (1.00%)	11.59%/0.00%	12/30/2022	12/30/2028	6,311	6,148	6,311
Subordinated Debt (j)			8.75%/5.00%	12/30/2022	6/30/2029	1,438	1,403	1,438
Common Equity (280,000 units) (j)				12/30/2022			280	248
							7,831	7,997	1%
R.F. Fager Company LLC	Specialty Distribution
Second Lien Debt (j)			12.75%/0.00%	3/4/2024	8/4/2030	14,000	13,925	13,925
Common Equity (12,500 units) (h)(j)				3/4/2024			1,235	1,235
							15,160	15,160	2%
Rhino Assembly Company, LLC (n)	Specialty Distribution
Common Equity (Class A Units) (10,915 units) (h)(j)				8/11/2017			—	197
Preferred Equity (Units N/A) (h) (j)				12/10/2020			—	13
Common Equity (Class F Units) (710 units) (h)(j)				12/10/2020			—	—
							—	210	0%
Road Safety Services, Inc. (n)	Business Services
Common Equity (779 units)				9/18/2018			—	19
Common Equity (97 units) (j)				2/3/2023			—	2
							—	21	0%
ServicePower, Inc.	Information Technology Services
First Lien Debt (k)(au)		(S + 8.00%) / (3.25%)	13.30%/0.00%	3/15/2024	3/15/2028	21,000	20,710	20,709	3%

SES Investors, LLC (dba SES Foam) (n)	Building Products Manufacturing
Common Equity (6,000 units) (h)(j)				9/8/2016			—	—	0%

Sonicwall US Holdings, Inc.	Information Technology Services
Second Lien Debt (j)		(S + 7.50%) / (0.00%)	12.98%/0.00%	9/6/2022	5/18/2026	3,581	3,430	3,427	1%

Suited Connector LLC	Information Technology Services
Second Lien Debt (j)(y)			0.00%/12.00%	10/29/2021	6/1/2028	16,000	15,933	5,012
Common Equity (56,382 units) (h)(j)				12/1/2021			836	—
							16,769	5,012	1%
Tedia Company, LLC	Healthcare Products
First Lien Debt (j)		(S + 8.75%) / (1.00%)	14.31%/0.00%	3/4/2022	3/4/2027	15,600	15,553	15,600
Revolving Loan ($2,250 unfunded commitment) (j)(i)		(S + 8.75%) / (1.00%)	14.31%/0.00%	3/4/2022	3/4/2027	—	(12)	—
Subordinated Debt (j)			7.75%/7.75%	3/4/2022	9/4/2027	2,970	2,961	3,242

Preferred Equity (1,000 units) (h)(j)				3/4/2022			1,000	713
							19,502	19,555	3%
Tiger Calcium Services Inc. (aq)	Transportation services
Second Lien Debt (j) (ao)			12.50%/0.00%	12/21/2022	5/31/2025	12,500	12,477	12,500	2%

UBEO, LLC	Business Services
Common Equity (705,000 units) (h)(j)				4/3/2018			655	2,340	0%

United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)(j)				4/1/2012			891	—
Warrant (57,469 units) (j)(m)				3/5/2012			564	—
							1,455	—	0%
US Fertility Enterprises, LLC	Healthcare Services
Subordinated Debt (j)			4.00%/9.75%	5/19/2023	6/1/2028	14,434	14,140	14,434	2%

USG AS Holdings, LLC	Utilities: Services
First Lien Debt (j)		(S + 8.50%) / (2.50%)	13.95%/0.00%	2/23/2023	2/23/2028	10,000	9,927	10,000
Common Equity (Units N/A) (j)				2/21/2023			455	619
							10,382	10,619	2%
Virginia Tile Company, LLC (n)	Specialty Distribution
Common Equity (17 units) (j)				12/19/2014			—	27	0%

Virtex Enterprises, LP	Component Manufacturing
Second Lien Debt (y)		(S + 0.00%) / (2.50%)	5.44%/9.75%	4/13/2022	6/30/2026	11,002	10,906	5,563
Subordinated Debt		(S + 4.00%) / (2.50%)	9.44%/0.00%	9/20/2023	12/31/2025	360	358	321
							11,264	5,884	1%
W50 Holdings, LLC	Business Services
Subordinated Debt (j)			12.50%/0.00%	3/22/2024	3/24/2031	12,500	12,350	12,350
Preferred Equity (Units N/A) ($100 unfunded commitment) (j)				3/21/2024			900	900
							13,250	13,250	2%
White Label Communication, LLC	Information Technology Services
First Lien Debt (j)		(S + 6.25%) / (1.00%)	11.59%/0.00%	10/11/2023	10/11/2029	17,413	17,326	17,413
Common Equity (536 units) (h)(j)				10/11/2023			—	—
Preferred Equity (5,000 units) (h)(j)				10/11/2023			500	499
							17,826	17,912	3%
Winona Foods, Inc.	Specialty Distribution
First Lien Debt (j)		(S + 6.00%) / (6.00%)	12.00%/5.00%	12/13/2023	6/13/2027	2,057	2,031	2,057	0%

Wonderware Holdings, LLC (dba CORE Business Technologies)	Information Technology Services
First Lien Debt (k)(z)		(S + 7.00%) / (1.00%)	12.61%/0.00%	2/10/2021	9/30/2024	8,316	8,306	8,316	1%

Worldwide Express Operations, LLC	Transportation services
Second Lien Debt (j)		(S + 7.00%) / (0.75%)	12.60%/0.00%	8/2/2021	7/26/2029	27,497	26,645	27,158
Common Equity (795,000 units) (j)				7/21/2021			795	775
Common Equity (752,380 units) (h)(j)				7/26/2021			225	606
							27,665	28,539	4%
Zonkd, LLC	Component Manufacturing
First Lien Debt (j)		(S + 9.00%) / (1.00%)	15.60%/0.00%	3/18/2022	3/18/2027	4,000	3,875	4,000
Common Equity (4,987 units) (h)(j)				3/18/2022			154	642
							4,029	4,642	1%

Total Non-control/Non-affiliate Investments							$1,003,139	$994,677	154%

Total Investments							$1,057,985	$1,078,424	167%

Money market funds (included in cash and cash equivalents)
Goldman Sachs Financial Square Treasury Obligation Institution CUSIP (38141W323) (ad)							$44,839	$44,839	7%
Total money market funds							$44,839	$44,839	7%
Total Investments and Money Market Funds							$1,102,824	$1,123,263	174%

(a) See Note 3 to the consolidated financial statements for portfolio composition by geographic location.

(b) Equity ownership may be held in shares or units of companies related to the portfolio companies. The Company’s investments are generally classified as “restricted securities”, unless otherwise noted, as such term is defined under Rule 6-03(f) under Regulation S-X or Rule 144 under the Securities Act of 1933, as amended. As of June 30, 2024, the Company held restricted securities with an aggregate fair value of $1,078,176, or 167% of the Company's net assets.

(c) All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.

(d) Variable rate investments bear interest at a rate indexed to Prime (P) or SOFR (S), which are reset monthly, bimonthly, quarterly, or semi-annually. Certain variable rate investments also include a Prime or SOFR interest rate floor. For each investment, the Company has provided the spread over the reference rate and the Prime or SOFR floor, if any, as of June 30, 2024.

(e) Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of June 30, 2024. Generally, payment-in-kind interest can be paid-in-kind or all in cash.

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

(i) The disclosed commitment represents the unfunded amount as of June 30, 2024. The Company is earning 0.50% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate which will be earned if the commitment is funded.

(j) Investment pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company's obligations under the Credit Facility (see Note 6 to the consolidated financial statements).

(k) The portion of the investment not held by Fidus Mezzanine Capital II, LP or Fidus Mezzanine Capital III, LP, each a wholly owned subsidiary of the Company operating as a small business investment company, is pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company's obligations under the Credit Facility (see Note 6 to the consolidated financial statements).

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

(p) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.66% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(q) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.97% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(s) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.12% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(v) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.16% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(w) The disclosed commitment represents the unfunded amount as of June 30, 2024. The Company is earning 1.00% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

(x) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.08% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(y) Investment was on non-accrual status as of June 30, 2024.

(z) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.47% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(aa) The Company sold a participating interest of approximately $4.0 million in aggregate principal amount of the portfolio company’s first lien senior secured term loan. As the transaction did not qualify as a “true sale” in accordance with GAAP, the Company recorded a corresponding secured borrowing in the Consolidated Statements of Assets and Liabilities.

(ab) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 9.54% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ac) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of 1.82% and PIK interest amount of 1.66% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ag) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.09% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(al) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.94% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(am) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.17% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(an) The Company sold a participating interest of approximately $13.5 million in aggregate principal amount of the portfolio company’s first lien senior secured term loan. As the transaction did not qualify as a “true sale” in accordance with GAAP, the Company recorded a corresponding secured borrowing in the Consolidated Statements of Assets and Liabilities.

(ao) The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company can not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2024, total non-qualifying assets at fair value represented 1.11% of the Company's total assets calculated in accordance with the 1940 Act.

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

(av) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 0.77% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(k) The portion of the investment not held by Fidus Mezzanine Capital II, LP or Fidus Mezzanine Capital III, LP, each a wholly owned subsidiary of the Company operating as a small business investment company, is pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company's obligations under the Credit Facility (see Note 6 to the consolidated financial statements).

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

We believe that utilizing both FIC and Fund III as investment vehicles provides us with access to a broader array of investment opportunities. Given our access to lower cost capital through the SBA’s SBIC debenture program, we expect that we will make investments through active SBIC funds until the earlier of the end of such fund's investment period or when the fund reaches its borrowing limit under the SBA program. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350,000.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits included in the income tax provision, if any. There were no material uncertain income tax positions at June 30, 2024 and December 31, 2023. The Company’s tax returns are generally subject to examination by U.S. federal and most state tax authorities for a period of three years from the date the respective returns are filed, and, accordingly, the Company’s 2020 through 2022 tax years remain subject to examination.

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

Earnings and net asset value per share: The earnings per share calculations for the three and six months ended June 30, 2024 and 2023 are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Stock Repurchase Program: The Company has an open market stock repurchase program (the “Stock Repurchase Program”) under which the Company may acquire up to $5,000 of its outstanding common stock. Under the Stock Repurchase Program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by the Company’s management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. Most recently, on October 30, 2023, the Board extended the Stock Repurchase Program through December 31, 2024, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require the Company to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. The Company did not make any repurchases of common stock during the three and six months ended June 30, 2024 and 2023. Refer to Note 8 for additional information concerning stock repurchases.

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

As of June 30, 2024, the Company had active investments in 86 portfolio companies and residual investments in five portfolio companies that have sold their underlying operations. The aggregate fair value of the total portfolio was $1,078,424 and the weighted average yield on the Company’s debt investments was 14.0% as of such date. As of June 30, 2024, the Company held equity investments in 81.3% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 3.6%.

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

The weighted average yield of the Company’s debt investments is not the same as a return on investment for its stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of all of the Company’s and its subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of June 30, 2024 and December 31, 2023, including accretion of OID and debt investment origination fees, but excluding investments on non-accrual status and investments recorded as a secured borrowing.

Purchases of debt and equity investments for the six months ended June 30, 2024 and 2023 totaled $208,306 and $147,348, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the six months ended June 30, 2024 and 2023 totaled $103,343 and $76,503, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	June 30,		December 31,		June 30,		December 31,
	2024		2023		2024		2023
First Lien Debt(1)	$675,273	62.6%	$578,140	60.3%	$673,177	63.6%	$577,684	61.6%
Second Lien Debt	122,092	11.3	119,561	12.5	153,423	14.5	148,806	15.9
Subordinated Debt	148,346	13.8	135,173	14.1	147,286	13.9	135,447	14.5
Equity	125,993	11.7	120,264	12.6	81,148	7.7	71,740	7.7
Warrants	6,720	0.6	4,768	0.5	2,951	0.3	2,952	0.3
Total	$1,078,424	100.0%	$957,906	100.0%	$1,057,985	100.0%	$936,629	100.0%

(1)

Includes unitranche investments, which account for 36.8% and 37.4% of the Company's portfolio on a fair value and cost basis as of June 30, 2024, respectively. Includes unitranche investments, which account for 37.6% and 38.5% of the Company's portfolio on a fair value and cost basis as of December 31, 2023, respectively.

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Fair Value				Cost
	June 30,		December 31,		June 30,		December 31,
	2024		2023		2024		2023
United States
Midwest	$110,291	10.2%	$112,607	11.8%	$74,942	7.1%	$75,436	8.1%
Southeast	341,830	31.7	292,408	30.6	342,399	32.3	286,329	30.5
Northeast	198,311	18.4	181,412	18.9	189,125	17.9	176,389	18.8
West	191,064	17.7	172,705	18.0	209,586	19.8	191,545	20.5
Southwest	224,428	20.8	186,274	19.4	229,456	21.7	194,466	20.8
Canada	12,500	1.2	12,500	1.3	12,477	1.2	12,464	1.3
Total	$1,078,424	100.0%	$957,906	100.0%	$1,057,985	100.0%	$936,629	100.0%

The following table shows portfolio composition by type and by geographic region at fair value as a percentage of net assets.

By Type			By Geographic Region
	June 30,	December 31,		June 30,	December 31,
	2024	2023		2024	2023
First Lien Debt	104.4%	98.1%	United States
Second Lien Debt	18.9	20.3	Midwest	17.1%	19.1%
Subordinated Debt	22.9	22.9	Southeast	52.8	49.6
Equity	19.5	20.4	Northeast	30.7	30.8
Warrants	1.0	0.8	West	29.5	29.3
Total	166.7%	162.5%	Southwest	34.7	31.6
			Canada	1.9	2.1
			Total	166.7%	162.5%

As of June 30, 2024 and December 31, 2023, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio on a fair value or cost basis. As of June 30, 2024 and December 31, 2023, the Company had no investments that exceeded 5% of total assets.

As of June 30, 2024 and December 31, 2023, the Company had debt investments in three portfolio companies on non-accrual status.

	June 30, 2024		December 31, 2023
	Fair		Fair
Portfolio Company	Value	Cost	Value	Cost
US GreenFiber, LLC	$—	$5,222	$—	$5,223
Suited Connector LLC	5,012	15,933	4,324	15,933
Virtex Enterprises, LP	5,563	10,906	5,340	10,906
Total	$10,575	$32,061	$9,664	$32,062

Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of control and affiliate investments as of December 31, 2023 and any additions and reductions made to such investments during the six months ended June 30, 2024, the ending fair value as of June 30, 2024, and the total investment income earned on such investments during the period.

						Six Months Ended June 30, 2024
Portfolio Company (1)	June 30, 2024 Principal Amount - Debt Investments	December 31, 2023 Fair Value	Gross Additions (2)	Gross Reductions (3)	June 30, 2024 Fair Value	Net Realized Gains (Losses) (4)	Net Change in Unrealized Appreciation (Depreciation)	Interest Income	Payment-in-kind Interest Income	Dividend Income	Fee Income
Control Investments
US GreenFiber, LLC	$5,226	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total Control Investments	$5,226	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Affiliate Investments
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	$9,602	$24,590	$111	$—	$24,701	$—	$112	$534	$—	$—	$—
Medsurant Holdings, LLC	—	5,930	3,072	(328)	8,674	—	3,072	—	—	—	—
Pfanstiehl, Inc.	—	33,321	—	(2,344)	30,977	—	(2,344)	—	—	348	—
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	15,000	15,321	1,857	(1,284)	15,894	—	(1,285)	1,199	—	—	10
Steward Holding LLC (dba Steward Advanced Materials)	—	4,714	—	(1,213)	3,501	—	(1,213)	—	—	154	—
Total Affiliate Investments	$24,602	$83,876	$5,040	$(5,169)	$83,747	$—	$(1,658)	$1,733	$—	$502	$10

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

An investment’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s investment portfolio is comprised entirely of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available, with the exception of money market funds and one portfolio company, which are valued using Level 1 inputs as of June 30, 2024. Therefore, the Company values such portfolio investments at fair value, as determined in good faith by the Board, using Level 3 inputs, with the exception of money market funds and one portfolio company that was valued using Level 1 inputs as of June 30, 2024. The degree of judgment exercised by the Board in determining fair value is greatest for investments classified as Level 3 inputs. Due to the inherent uncertainty of determining the fair values of investments that do not have readily available market quotations, the Board’s estimate of fair values may differ significantly from the values that would have been used had a ready market for the securities existed, and those differences may be material. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the amounts ultimately realized on these investments to be materially different than the valuations currently assigned.

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

The Board consulted with the independent third-party valuation firm(s) in arriving at our determination of fair value for 16 and 18 of our portfolio company investments representing 22.8% and 29.9% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended June 30, 2024 and December 31, 2023, respectively) as of June 30, 2024 and December 31, 2023, respectively.

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

The following tables present fair value measurements of investments by major class according to the fair value hierarchy:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$675,273	$675,273
Second Lien Debt	—	—	122,092	122,092
Subordinated Debt	—	—	148,346	148,346
Equity	248	—	125,745	125,993
Warrants	—	—	6,720	6,720
Money Market Funds	44,839	—	—	44,839
Total	$45,087	$—	$1,078,176	$1,123,263

	December 31, 2023
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$578,140	$578,140
Second Lien Debt	—	—	119,561	119,561
Subordinated Debt	—	—	135,173	135,173
Equity	257	—	120,007	120,264
Warrants	—	—	4,768	4,768
Money Market Funds	114,556	—	—	114,556
Total	$114,813	$—	$957,649	$1,072,462

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the six months ended June 30, 2024 and 2023.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the six months ended June 30, 2024 and 2023:

	First Lien	Second Lien	Subordinated
	Debt	Debt	Debt	Equity	Warrants	Total
Balance, December 31, 2022	$456,105	$182,948	$101,456	$117,431	$2,079	$860,019
Net realized gains (losses) on investments	—	(9,333)	—	3,850	—	(5,483)
Net change in unrealized appreciation (depreciation) on investments	(76)	4,737	(842)	(2,529)	624	1,914
Purchase of investments	92,162	25,000	23,682	6,504	—	147,348
Proceeds from sales and repayments of investments	(26,264)	(42,413)	—	(7,779)	—	(76,456)
Interest and dividend income paid-in-kind	237	823	812	—	—	1,872
Proceeds from loan origination fees	(923)	(331)	(508)	—	—	(1,762)
Accretion of loan origination fees	653	68	54	—	—	775
Accretion of original issue discount	34	191	3	—	—	228
Balance, June 30, 2023	$521,928	$161,690	$124,657	$117,477	$2,703	$928,455
Balance, December 31, 2023	$578,140	$119,561	$135,173	$120,007	$4,768	$957,649
Net realized gains (losses) on investments	—	—	—	12,527	—	12,527
Net change in unrealized appreciation (depreciation) on investments	1,640	(2,086)	1,334	(3,670)	1,953	(829)
Purchase of investments	154,282	28,850	12,500	12,674	—	208,306
Proceeds from sales and repayments of investments	(59,157)	(25,683)	(2,709)	(15,793)	(1)	(103,343)
Interest and dividend income paid-in-kind	555	1,243	2,096	—	—	3,894
Proceeds from loan origination fees	(1,130)	(79)	(156)	—	—	(1,365)
Accretion of loan origination fees	909	93	104	—	—	1,106
Accretion of original issue discount	34	193	4	—	—	231
Balance, June 30, 2024	$675,273	$122,092	$148,346	$125,745	$6,720	$1,078,176

Net change in unrealized appreciation/(depreciation) of $2,861 and $4,369 for the three and six months ended June 30, 2024 was attributable to Level 3 investments held at June 30, 2024. Net change in unrealized appreciation/(depreciation) of $(5,885) and (6,345) for the three and six months ended June 30, 2023 was attributable to Level 3 investments held at June 30, 2023.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of June 30, 2024 and December 31, 2023. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at	Valuation	Unobservable	Range
	June 30, 2024	Techniques	Inputs	(weighted average)(1)
Debt investments:
First Lien Debt	$671,748	Discounted cash flow	Weighted average cost of capital	9.3% - 26.4% (15.1%)
	3,525	Enterprise value	Asset Coverage	1.2x - 1.2x (1.2x)

Second Lien Debt	122,092	Discounted cash flow (2)	Weighted average cost of capital	13.4% - 51.5% (16.9%)

Subordinated Debt	148,346	Discounted cash flow	Weighted average cost of capital	10.0% - 17.0% (12.8%)

Equity investments:
Equity	120,095	Enterprise value	EBITDA multiples	4.0x - 28.0x (11.4x)
	5,650	Enterprise value	Revenue multiples	0.8x - 9.5x (7.4x)

Warrants	6,720	Enterprise value	EBITDA multiples	6.5x - 6.5x (6.5x)

(1) Unobservable inputs were weighted by the relative fair value of the instruments.

(2) Includes $47.6 million of debt investments which were valued using a trading discount to par.

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

The following tables summarize the carrying value and fair value of the Company’s debt obligations as of June 30, 2024 and December 31, 2023.

	June 30, 2024(5)		December 31, 2023(5)
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
SBA debentures (2)	$175,000	$175,000	$210,000	$210,000
Credit Facility borrowings (3)	32,500	32,500	—	—
January 2026 Notes (4)	125,000	116,681	125,000	113,682
November 2026 Notes (4)	125,000	109,710	125,000	106,103
Total	$457,500	$433,891	$460,000	$429,785
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
(5)
Totals exclude $15,280 and $15,880 of Secured Borrowings as of June 30, 2024 and December 31, 2023, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The following table summarizes the inputs used to value the Company’s debt obligations if measured at fair value as of June 30, 2024 and December 31, 2023.

	Fair Value
	June 30,	December 31,
Valuation Inputs	2024	2023
Level 1	$—	$—
Level 2	—	—
Level 3	433,891	429,785
Total	$433,891	$429,785

Note 5. Related Party Transactions

Investment Advisory Agreement: The Company has entered into an Investment Advisory Agreement with the Investment Advisor. Most recently, on June 12, 2024, the Board approved the renewal of the Investment Advisory Agreement for the period from June 20, 2024 through June 20, 2025. Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Board, the Investment Advisor provides investment advisory services to the Company. For providing these services, the Investment Advisor receives a fee, consisting of two components — a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The Board accepted a voluntary, non-contractual, and unconditional waiver from the Investment Advisor to exclude any investments recorded as secured borrowings as defined under GAAP from the base management fee payable effective April 1, 2021. See Note 6. Borrowings – Secured Borrowings for more information about the secured borrowings. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement for the three and six months ended June 30, 2024 was $4,706 and $9,138, respectively, and $4,051 and $7,905 for the three and six months ended June 30, 2023, respectively. The base management fee waiver for the three and six months ended June 30, 2024 was $67 and $136, respectively, and $72 and $144 for the three and six months ended June 30, 2023, respectively. As of June 30, 2024 and December 31, 2023, the base management fee payable (net of the base management fee waiver) was $4,639 and $4,151, respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee for the three and six months ended June 30, 2024 was $4,546 and $9,013, respectively, and $3,834 and $7,481 for the three and six months ended June 30, 2023, respectively. As of June 30, 2024 and December 31, 2023, the income incentive fee payable was $4,546 and $4,570, respectively.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid in cash to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and losses since the Company's IPO on June 24, 2011 (realized capital gains and losses include realized gains and losses on investments, net of income tax provision from realized gains on investments, and realized losses on extinguishment of debt, but excluding income tax (provision) benefit from deemed distribution of long term capital gains), and the aggregate unrealized capital depreciation on investments as of the date of the calculation. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains on investments, less cumulative aggregate tax (provision) benefit on realized gains (losses), less cumulative aggregate realized capital losses on investments, less aggregate unrealized capital depreciation on investments, and less cumulative aggregate realized losses on extinguishment of debt. If this number is positive at the end of such year, then the capital gains incentive fee to be paid in cash for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of June 30, 2024 and December 31, 2023, the capital gains incentive fee payable in cash was $1,607 and $3,537, respectively (as cumulative aggregate realized capital gains and losses on investments exceeded aggregate unrealized capital depreciation on investments plus realized losses on extinguishment of debt as of December 31, 2023). The aggregate amount of capital gains incentive fees paid from the IPO through June 30, 2024 was $17,577.

In addition, the Company accrues, but does not pay in cash, a capital gains incentive fee in connection with any unrealized capital appreciation on investments, as applicable. If, on a cumulative basis, the sum of (i) net realized gains/(losses) on investments, net of income tax (provision) benefit from realized gains on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of (i) net realized gains/(losses) on investments, net of income tax (provision) benefit from realized gains on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt. The capital gains incentive fee accrued (reversed) during the three and six months ended June 30, 2024 was $1,430 and $1,929, respectively, and $(1,174) and $(1,021) for the three and six months ended June 30, 2023, respectively. As of June 30, 2024 and December 31, 2023, the accrued capital gains incentive fee payable was $15,901 and $17,509, respectively.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Administration Agreement: The Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. Most recently, on June 12, 2024 the Board approved the renewal of the Administration Agreement for the period from June 20, 2024 through June 20, 2025. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides clerical, bookkeeping, and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies on the Company's behalf to those portfolio companies that have accepted the Company's offer to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies, including “dead deal” expenses. Under the Administration Agreement, administrative service expenses for the three and six months ended June 30, 2024 and 2023 was $669 and $1,206, respectively, and $618 and $1,091 for the three and six months ended June 30, 2023, respectively. As of June 30, 2024 and December 31, 2023, the accrued administrative service expense payable was $540 and $993, respectively.

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

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of June 30, 2024 and December 31, 2023, the Company was in compliance in all material respects with the terms of the Credit Agreement.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs; such debentures have 10-year terms with the entire principal balance due at maturity and are guaranteed by the SBA. Interest on SBA debentures is payable semi-annually on March 1 and September 1. As of June 30, 2024 and December 31, 2023, there were no approved and unused SBA debenture commitments. The SBA may limit the amount that may be drawn each year under any SBA debenture commitments, and each issuance of leverage is conditioned on the SBICs full compliance, as determined by the SBA, with the terms and conditions under SBA regulations.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

As of June 30, 2024 and December 31, 2023, the Company’s issued and outstanding SBA debentures mature as follows:

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

Secured Borrowing

As of June 30, 2024 and December 31, 2023, the carrying value of secured borrowings totaled $15,280 and $15,880, respectively, and the fair value of the associated loans included in investments was $15,271 and $15,800, respectively. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets that did not meet the definition of a “participating interest” as defined in ASC 860 (see Note 2. Significant Accounting Policies - Partial loan and equity sales” for more information). As a result, sale treatment was not permitted and these partial loan sales were treated as secured borrowings. The weighted average interest rate on our secured borrowings was approximately 9.4% and 9.4% as of June 30, 2024, and December 31, 2023, respectively.

Senior Securities

As of June 30, 2024 and December 31, 2023, the aggregate amount outstanding of the senior securities (including secured borrowings) issued by the Company was $297,780 and $265,880, respectively, for which our asset coverage was 317.2% and 321.7%, respectively. The SBA debentures are excluded from the definition “senior securities” in the asset coverage requirement applicable to the Company under the 1940 Act pursuant to exemptive relief granted to us by the SEC on June 30, 2014. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

Interest and Financing Expenses

Interest and fees related to the Company’s debt for the three and six months ended June 30, 2024 and 2023 which are included in interest and financing expenses on the consolidated statements of operations, were as follows:

	Three Months Ended June 30, 2024
	SBA	Credit	Secured
	debentures	Facility	Borrowings	Notes	Total
Stated interest expense	$1,884	$702	$399	$2,578	$5,563
Amortization of deferred financing costs	147	74	-	278	499
Total interest and financing expenses	$2,031	$776	$399	$2,856	$6,062

	Three Months Ended June 30, 2023
	SBA	Credit	Secured
	debentures	Facility	Borrowings	Notes	Total
Stated interest expense	$1,547	$525	$412	$2,578	$5,062
Amortization of deferred financing costs	177	74	-	278	529
Total interest and financing expenses	$1,724	$599	$412	$2,856	$5,591

	Six Months Ended June 30, 2024
	SBA debentures	Credit Facility	Secured Borrowings	Notes	Total
Stated interest expense	$4,002	$1,070	$812	$5,156	$11,040
Amortization of deferred financing costs	330	148	-	556	1,034
Total interest and financing expenses	$4,332	$1,218	$812	$5,712	$12,074
Weighted average stated interest rate, period end	4.316%	8.132%	9.375%	4.125%	4.641%
Effective interest rate (1)	4.658%	8.433%	9.375%	4.576%	5.040%
Unused commitment fee rate, period end	N/A	0.581%	N/A	N/A	0.581%

	Six Months Ended June 30, 2023
	SBA debentures	Credit Facility	Secured Borrowings	Notes	Total
Stated interest expense	$2,919	$855	$801	$5,156	$9,731
Amortization of deferred financing costs	345	147	-	553	1,045
Total interest and financing expenses	$3,264	$1,002	$801	$5,709	$10,776
Weighted average stated interest rate, period end	3.905%	7.891%	9.101%	4.125%	4.450%
Effective interest rate (1)	4.310%	8.192%	9.101%	4.576%	4.873%
Unused commitment fee rate, period end	N/A	0.655%	N/A	N/A	0.655%

(1) The effective interest rate is equal to the weighted average stated interest rate plus the amortization of deferred financing costs.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Realized Losses on Extinguishment of Debt

During the three and six months ended June 30, 2024, the Company prepaid zero and $35,000 of SBA debentures which were scheduled to mature on dates ranging from 2026 to 2027. The Company did not prepay SBA debentures during three and six months ended June 30, 2023. As a result of the prepayments, the Company recognized realized losses on extinguishment of debt of $521 and zero equal to the write-off of the related unamortized deferred financing costs, during the six months ended June 30, 2024 and 2023, respectively.

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations, using the effective interest method, over the term of the respective financing instrument. Deferred financing costs related to the SBA debentures, the Credit Facility, and the Notes as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024				December 31, 2023
	SBA	Credit			SBA	Credit
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
SBA debenture commitment fees	$1,750	$—	$—	$1,750	$3,250	$—	$—	$3,250
SBA debenture leverage fees	4,261	—	—	4,261	7,899	—	—	7,899
Credit Facility upfront fees	—	4,417	—	4,417	—	4,417	—	4,417
Notes underwriting discounts	—	—	5,005	5,005	—	—	5,005	5,005
Notes debt issue costs	—	—	685	685	—	—	685	685
Total deferred financing costs	6,011	4,417	5,690	16,118	11,149	4,417	5,690	21,256
Less: accumulated amortization	(1,334)	(3,484)	(3,489)	(8,307)	(5,621)	(3,335)	(2,933)	(11,889)
Unamortized deferred financing costs	$4,677	$933	$2,201	$7,811	$5,528	$1,082	$2,757	$9,367

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures, the Credit Facility and the Notes liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of June 30, 2024 and December 31, 2023:

	June 30, 2024(1)				December 31, 2023(1)
	SBA	Credit			SBA	Credit
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
Outstanding debt	$175,000	$32,500	$250,000	$457,500	$210,000	$—	$250,000	$460,000
Less: unamortized deferred financing costs	(4,677)	(933)	(2,201)	(7,811)	(5,528)	(1,082)	(2,757)	(9,367)
Debt, net of deferred financing costs	$170,323	$31,567	$247,799	$449,689	$204,472	$(1,082)	$247,243	$450,633
(1)
Total excludes $15,280 and $15,880 of Secured Borrowings as of June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024, the Company’s debt liabilities are scheduled to mature as follows (1):

	SBA	Credit	Secured
Year	debentures	Facility (2)	Borrowings	Notes	Total
2025	$—	$—	$330	$—	$330
2026	—	—	14,950	250,000	264,950
2027	—	32,500	—	—	32,500
2028	—	—	—	—	-
2029	7,500	—	—	—	7,500
Thereafter	167,500	—	—	—	167,500
Total	$175,000	$32,500	$15,280	$250,000	$472,780

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to portfolio companies to fund various undrawn revolving loans, other debt investments and capital commitments totaling $8,792 and $9,675 as of June 30, 2024 and December 31, 2023, respectively. Such outstanding commitments are summarized in the following table:

	June 30, 2024		December 31, 2023
	Total	Unfunded	Total	Unfunded
Portfolio Company - Investment	Commitment	Commitment	Commitment	Commitment
Ad Info Parent, Inc. (dba MediaRadar) - Revolving Loan	$1,442	$1,442	$1,442	$1,442
Acendre Midco, Inc. - Revolving Loan	1,000	—	1,000	250
Barefoot Mosquito and Pest Control, LLC - Revolving Loan	1,500	1,500	1,500	1,500
Choice Technology Solutions, LLC (dba Choice Merchant Solutions, LLC) - Revolving Loan	1,000	1,000	1,000	1,000
Donovan Food Brokerage, LLC - Revolving Loan	1,000	1,000	—	—
Elements Brands, LLC - Revolving Loan	1,500	—	1,500	—
GMP HVAC, LLC (dba McGee Heating & Air, LLC) - Revolving Loan	1,500	1,500	1,000	1,000
R1 Holdings, LLC (dba RoadOne IntermodaLogistics) - First Lien Debt	—	—	2,489	1,596
R1 Holdings, LLC (dba RoadOne IntermodaLogistics) - Subordinated Debt	—	—	417	417
R1 Holdings, LLC (dba RoadOne IntermodaLogistics) - Common Equity	—	—	70	70
Tedia Company, LLC - Revolving Loan	2,250	2,250	2,400	2,400
W50 Holdings, LLC - Preferred Equity	1,000	100	—	—
Total	$12,192	$8,792	$12,818	$9,675

Additional detail for each of the commitments above is provided in the Company’s consolidated schedules of investments. As of June 30, 2024 and December 31, 2023, the Company had sufficient liquidity coverage to satisfy these unfunded commitments. Cash and cash equivalents were $48,320 and $119,131 and available borrowings under the Credit Facility were $67,500 and $100,000 as of June 30, 2024 and December 31, 2023, respectively.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Equity ATM Program

On November 10, 2022, the Company established the at-the-market program (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through Raymond James & Associates, Inc. and B. Riley Securities, Inc., each as sales agents, shares of the Company’s common stock having an aggregate offering price of up to $50,000. On August 11, 2023, the Company increased the maximum amount of shares to be sold through the ATM Program to $150,000 from $50,000. On February 29, 2024, the Company increased the maximum amount of shares to be sold through the ATM Program to $300,000 from $150,000. The gross proceeds raised, the related sales agent commissions and the offering expenses, the net proceeds raised, and the average price at which shares were issued under the ATM Program for the six months ended June 30, 2024 and 2023 are as follows:

		Average		Underwriting
	Number of	Offering	Gross	Fees and	Net
	Shares	Price	Proceeds	Commissions	Proceeds
Six Months Ended June 30, 2023
January 1, 2023 through March 31, 2023	260,610	$20.68	$5,389	$81	$5,308
April 1, 2023 through June 30, 2023	246,574	19.93	4,914	74	4,840
Total	507,184	$20.31	$10,303	$155	$10,148
Six Months Ended June 30, 2024
January 1, 2024 through March 31, 2024	987,170	$19.66	$19,408	$228	$19,180
April 1, 2024 through June 30, 2024	1,691,336	19.80	33,489	458	33,031
Total	2,678,506	$19.75	$52,897	$686	$52,211

(1) Net proceeds exclude amortization of deferred equity financing costs.

Cumulative to date, the Company has sold 8,649,249 shares of common stock under the ATM Program at a weighted-average price of $19.73, raising $170,669 of gross proceeds. Net proceeds were $168,408 after commissions to the sales agents on shares sold. As of June 30, 2024, the Company has $129,331 available under the ATM Program.

Stock Repurchase Program

As described in Note 2, the Company has a Stock Repurchase Program under which the Company may acquire up to $5,000 of its outstanding common stock. The Company did not make any repurchases of common stock during the three and six months ended June 30, 2024 and 2023.

DRIP Program

The Company issued 43,755 and 43,755 shares of common stock under the DRIP during the three and six months ended June 30, 2024, respectively. The Company issued 30,836 and 30,836 shares of common stock under the DRIP during the three and six months ended June 30, 2023, respectively. Refer to Note 9 for additional information regarding the issuance of shares under the DRIP.

The Company had 33,161,240 and 30,438,979 shares of common stock outstanding as of June 30, 2024 and December 31, 2023, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the last two fiscal years and for the six months ended June 30, 2024.

						DRIP				DRIP
Date	Record	Payment	Amount	Total	Cash	Shares		DRIP		Share
Declared	Date	Date	Per Share	Distribution	Distribution	Value		Shares		Issue Price
Year Ended December 31, 2022:
2/15/2022	3/11/2022	3/25/2022	$0.36	$8,797	$8,797	$—	(3)	—	(3)	—
2/15/2022 (2)	3/11/2022	3/25/2022	0.17	4,154	4,154	—	(3)	—	(3)	—
5/02/2022	6/10/2022	6/24/2022	0.36	8,797	8,797	—	(3)	—	(3)	—
5/02/2022 (2)	6/10/2022	6/24/2022	0.07	1,712	1,712	—	(3)	—	(3)	—
8/01/2022	9/9/2022	9/23/2022	0.36	8,797	8,797	—	(3)	—	(3)	—
8/01/2022 (2)	9/9/2022	9/23/2022	0.07	1,711	1,711	—	(3)	—	(3)	—
8/01/2022	12/2/2022	12/16/2022	0.36	8,902	8,902	—	(3)	—	(3)	—
8/01/2022 (2)	12/2/2022	12/16/2022	0.07	1,731	1,731	—	(3)	—	(3)	—
11/03/2022 (2)	12/2/2022	12/16/2022	0.08	1,978	1,978	—	(3)	—	(3)	—
11/03/2022 (1)	12/2/2022	12/16/2022	0.10	2,473	2,473	—	(3)	—	(3)	—
			$2.00	$49,052	$49,052	$—		—
Year Ended December 31, 2023:
2/15/2023	3/22/2023	3/29/2023	$0.41	$10,245	$10,245	$—	(3)	—	(3)	—
2/15/2023 (2)	3/22/2023	3/29/2023	0.15	3,748	3,748	—	(3)	—	(3)	—
2/15/2023 (1)	3/22/2023	3/29/2023	0.10	2,499	2,499	—	(3)	—	(3)	—
5/02/2023	6/21/2023	6/28/2023	0.41	10,340	9,987	353		18,061		19.56
5/02/2023 (2)	6/21/2023	6/28/2023	0.19	4,792	4,628	164		8,370		19.56
5/02/2023 (1)	6/21/2023	6/28/2023	0.10	2,522	2,436	86		4,405		19.56
8/01/2023	9/20/2023	9/27/2023	0.41	11,666	11,666	—	(3)	—	(3)	—
8/01/2023 (2)	9/20/2023	9/27/2023	0.21	5,975	5,975	—	(3)	—	(3)	—
8/01/2023 (1)	9/20/2023	9/27/2023	0.10	2,845	2,845	—	(3)	—	(3)	—
10/30/2023	12/20/2023	12/27/2023	0.43	13,061	13,061	—	(3)	—	(3)	—
10/30/2023 (2)	12/20/2023	12/27/2023	0.27	8,200	8,200	—	(3)	—	(3)	—
10/30/2023 (1)	12/20/2023	12/27/2023	0.10	3,037	3,037	—	(3)	—	(3)	—
			$2.88	$78,930	$78,327	$603		30,836
Six Months Ended June 30, 2024:
2/13/2024	3/20/2024	3/27/2024	$0.43	$13,513	$13,513	$—	(3)	—	(3)	—
2/13/2024 (2)	3/20/2024	3/27/2024	0.22	6,914	6,914	—	(3)	—	(3)	—
4/29/2024	6/19/2024	6/26/2024	0.43	14,240	13,623	617		31,889		19.36
4/29/2024 (2)	6/19/2024	6/26/2024	0.16	5,299	5,069	230		11,866		19.36
			$1.24	$39,966	$39,119	$847		43,755

(1)	Special dividend
(2)	Supplemental dividend
(3)

Except for the shares issued pursuant to the DRIP as reflected in the table above, during the six months ended June 30, 2024 and the years ended December 31, 2023 and 2022, the Company directed the DRIP plan administrator to repurchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock in lieu of issuing new shares. Accordingly, the Company purchased and reissued shares to satisfy the DRIP obligation as follows:

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Year Ended December 31, 2022:	and Reissued	Per Share	Amount Paid
January 1, 2022 through March 31, 2022	20,380	$20.51	$418
April 1, 2022 through June 30, 2022	20,233	17.89	362
July 1, 2022 through September 30, 2022	21,114	17.08	360
October 1, 2022 through December 31, 2022	23,026	18.99	437
Total	84,753	$18.61	$1,577

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Year Ended December 31, 2023:	and Reissued	Per Share	Amount Paid
January 1, 2023 through March 31, 2023	25,512	$19.22	$490
April 1, 2023 through June 30, 2023	—	—	—
July 1, 2023 through September 30, 2023	39,962	19.21	768
October 1, 2023 through December 31, 2023	45,047	19.83	893
Total	110,521	$19.46	$2,151

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Six Months Ended June 30, 2024:	and Reissued	Per Share	Amount Paid
January 1, 2024 through March 31, 2024	43,050	$19.78	$852
April 1, 2024 through June 30, 2024	—	—	—
Total	43,050	$19.78	$852

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 10. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Per share data:
Net asset value at beginning of period	$19.37	$19.43
Net investment income (1)	1.10	1.26
Net realized gain (loss) on investments, net of tax (provision) (1)	0.35	(0.28)
Net unrealized appreciation (depreciation) on investments (1)	(0.03)	0.08
Realized losses on extinguishment of debt (1)	(0.02)	-
Total increase from investment operations (1)	1.40	1.06
Accretive (dilutive) effect of share issuances and repurchases	-	0.01
Dividends declared to stockholders	(1.24)	(1.36)
Other (11)	(0.03)	(0.01)
Net asset value at end of period	$19.50	$19.13
Market value at end of period	$19.48	$19.60
Shares outstanding at end of period	33,161,240	25,265,808
Weighted average shares outstanding during the period	31,511,236	24,916,729
Net assets at end of period	$646,766	$483,348
Average net assets (6)	$614,860	$482,779
Ratios to average net assets:
Total expenses (2)(4)(10)	11.9%	12.0%
Net investment income (5)	11.2%	13.1%
Total return based on market value (3)	5.5%	9.4%
Total return based on net asset value (8)	7.2%	5.5%
Portfolio turnover ratio	20.2%	17.0%
Supplemental Data:
Average debt outstanding (7)	$470,595	$448,355
Average debt per share (1)	$14.93	$17.99

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
(9)
Annualized.
(10)
The following are schedules of supplemental expense ratios to average net assets:

	Six Months Ended June 30,
Ratio to average net assets:	2024	2023
Expenses other than incentive fee (2)	8.3%	9.3%
Incentive fee, net of incentive fee waiver (9)	3.6%	2.7%
Total expenses (2)(4)	11.9%	12.0%

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Six Months Ended June 30,
Ratio to average net assets:	2024	2023
Total expenses, before base management fee waiver (2)	11.9%	12.0%
Base management fee waiver (9)	0.0%	0.0%
Total expenses (2)(4)	11.9%	12.0%

(11)
Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date, or other rounding.

Note 11. Subsequent Events

On July 2, 2024, the Company exited its debt investment in Aldinger Company. The Company received payment in full of $23,089 on its first lien debt, which included a prepayment fee.

On July 25, 2024, the Company entered into an incremental commitment agreement relating to the Credit Facility that increased the total commitments available under the Credit Facility from $100,000 to $140,000, subject to the borrowing base requirement. The $40,000 increase was provided by three existing lenders.

On July 29, 2024, the Board declared a regular quarterly dividend of $0.43 per share and a supplemental dividend of $0.14 per share payable on September 26, 2024, to stockholders of record as of September 19, 2024.

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
•
the impact of interest rate volatility and the elevated level of inflation on our business and portfolio companies;
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

FIC was formed as a Maryland corporation on February 14, 2011. We completed our initial public offering, or IPO, in June 2011. On June 20, 2011, FIC acquired all of the limited partnership interests of Fidus Mezzanine Capital, L.P. ("Fund I") and membership interests of Fidus Mezzanine Capital GP, LLC, its general partner, resulting in Fund I becoming our wholly-owned SBIC subsidiary. Immediately following the acquisition, we and Fund I elected to be treated as business development companies, or BDCs, under the 1940 Act and our investment activities have been managed by Fidus Investment Advisors, LLC, our investment advisor, and supervised by our board of directors, a majority of whom are independent of us. On March 29, 2013, we commenced operations of a second wholly-owned subsidiary, Fund II. On April 18, 2018, we commenced operations of a third wholly-owned subsidiary, Fund III.

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

Portfolio Composition, Investment Activity and Yield

During the six months ended June 30, 2024 and 2023, we invested $208.3 million and $147.3 million, respectively, in debt and equity investments including eight and eight new portfolio companies, respectively. During the six months ended June 30, 2024 and 2023, we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $103.3 million and $76.5 million, respectively, including an exit of two and five portfolio companies, respectively. The following table summarizes purchases of investments and sales and repayments of investments by type for the six months ended June 30, 2024 and 2023 (dollars in millions).

	Purchases of Investments				Sales and Repayments of Investments
	Six Months ended June 30,
	2024		2023		2024		2023
First Lien Debt(1)	$154.3	74.1%	$92.2	62.6%	$59.1	57.2%	$26.3	34.4%
Second Lien Debt	28.8	13.8	25.0	17.0	25.7	24.9	42.4	55.4
Subordinated Debt	12.5	6.0	23.7	16.1	2.7	2.6	—	—
Equity	12.7	6.1	6.4	4.3	15.8	15.3	7.8	10.2
Warrants	—	—	—	—	—	—	—	—
Total	$208.3	100.0%	$147.3	100.0%	$103.3	100.0%	$76.5	100.0%

(1) For the six months ended June 30, 2024 and 2023, first lien debt includes unitranche securities, which account for 29.9% and 32.5% of purchases, respectively. For the six months ended June 30, 2024 and 2023, first lien debt includes unitranche securities, which account for 5.0% and 3.9% of repayments, respectively.

As of June 30, 2024, the fair value of our investment portfolio totaled $1,078.4 million and consisted of 86 active portfolio companies and five portfolio companies that have sold their underlying operations. As of June 30, 2024, 48 portfolio companies’ debt investments bore interest at a variable rate, which represented $688.4 million, or 72.8%, of our debt investment portfolio on a fair value basis, and the remainder of our debt investment portfolio was comprised of fixed-rate investments. Overall, the portfolio had net unrealized appreciation of $20.4 million as of June 30, 2024. As of June 30, 2024, our average active portfolio company investment at amortized cost was $12.3 million, which excludes investments in five portfolio companies that have sold their underlying operations.

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

The weighted average yield on debt investments as of June 30, 2024 and December 31, 2023 was 14.0% and 14.2%, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost including the accretion of OID and debt investment origination fees, but excluding investments on non-accrual status.

The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments (dollars in millions):

	Fair Value				Cost
	June 30,		December 31,		June 30,		December 31,
	2024		2023		2024		2023
First Lien Debt(1)	$675.3	62.6%	$578.1	60.3%	$673.2	63.6%	$577.7	61.6%
Second Lien Debt	122.2	11.3	119.5	12.5	153.4	14.5	148.8	15.9
Subordinated Debt	148.3	13.8	135.2	14.1	147.3	13.9	135.4	14.5
Equity	125.9	11.7	120.3	12.6	81.1	7.7	71.7	7.7
Warrants	6.7	0.6	4.8	0.5	3.0	0.3	3.0	0.3
Total	$1,078.4	100.0%	$957.9	100.0%	$1,058.0	100.0%	$936.6	100.0%

(1) Includes unitranche investments, which account for 36.8% and 37.4% of our portfolio on a fair value and cost basis as of June 30, 2024, respectively. Includes unitranche investments, which account for 37.6% and 38.5% of our portfolio on a fair value and cost basis as of December 31, 2023, respectively.

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	June 30,		December 31,		June 30,		December 31,
	2024		2023		2024		2023
United States
Midwest	$110.3	10.2%	$112.6	11.8%	$74.9	7.1%	$75.4	8.1%
Southeast	341.8	31.7	292.4	30.6	342.4	32.3	286.3	30.5
Northeast	198.3	18.4	181.4	18.9	189.1	17.9	176.4	18.8
West	191.1	17.7	172.7	18.0	209.6	19.8	191.5	20.5
Southwest	224.4	20.8	186.3	19.4	229.5	21.7	194.5	20.8
Canada	12.5	1.2	12.5	1.3	12.5	1.2	12.5	1.3
Total	$1,078.4	100.0%	$957.9	100.0%	$1,058.0	100.0%	$936.6	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value				Cost
	June 30,		December 31,		June 30,	December 31,
Name	2024		2023		2024	2023
Information Technology Services	34.3%		33.7%		36.4%	36.0%
Business Services	13.8		11.5		13.6	11.4
Healthcare Products	7.4		8.4		4.7	5.3
Component Manufacturing	7.1		8.0		7.0	8.2
Transportation Services	4.5		5.1		4.5	5.1
Utilities: Services	4.5		4.7		4.5	4.7
Retail	4.3		4.3		4.3	4.3
Building Products Manufacturing	4.1		4.6		4.6	5.2
Consumer Services	3.5		3.2		3.5	3.2
Healthcare Services	3.3		3.2		2.7	3.0
Specialty Distribution	2.8		2.3		2.9	1.8
Environmental Industries	2.6		2.1		2.8	2.4
Promotional Products	2.1		2.3		2.0	2.2
Aerospace & Defense Manufacturing	2.0		2.4		2.4	2.5
Consumer Products	1.7		1.8		1.8	1.9
Oil & Gas Services	1.0		1.3		1.0	1.4
Industrial Cleaning & Coatings	1.0		1.1		1.2	1.3
Restaurants	—	(1)	—	(1)	0.1	0.1
Total	100.0%		100.0%		100.0%	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of June 30, 2024 and December 31, 2023 (dollars in millions):

	Fair Value				Cost
	June 30,		December 31,		June 30,		December 31,
Investment Rating	2024		2023		2024		2023
1	$110.0	10.2%	$85.2	8.9%	$51.6	4.9%	$29.7	3.2%
2	874.6	81.1	774.7	80.9	863.6	81.6	764.0	81.5
3	82.6	7.7	87.2	9.1	96.3	9.1	97.4	10.4
4	11.0	1.0	10.5	1.1	34.1	3.2	34.3	3.7
5	0.2	—	0.3	—	12.4	1.2	11.2	1.2
Total	$1,078.4	100.0%	$957.9	100.0%	$1,058.0	100.0%	$936.6	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of June 30, 2024 and December 31, 2023 was 2.0 and 2.0, respectively, on a fair value basis and 2.1 and 2.2, respectively, on a cost basis.

Non-Accrual

As of June 30, 2024 and December 31, 2023, we had debt investments in three portfolio companies on non-accrual status (dollars in millions), respectively.

	June 30, 2024		December 31, 2023
	Fair		Fair
Portfolio Company	Value	Cost	Value	Cost
US GreenFiber, LLC	$—	$5.2	$—	$5.2
Suited Connector LLC	5.0	15.9	4.3	15.9
Virtex Enterprises, LP	5.6	10.9	5.3	10.9
Total	$10.6	$32.0	$9.6	$32.0

Discussion and Analysis of Results of Operations

Comparison of three and six months ended June 30, 2024 and 2023

Investment Income

Below is a summary of the changes in total investment income for the three months ended June 30, 2024 as compared to the same period in 2023 (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change (1)(2)
Interest income	$31.5	$26.2	$5.3	20.4%
Payment-in-kind interest income	1.8	1.2	0.6	49.4%
Dividend income	0.4	0.3	0.1	17.4%
Fee income	1.5	2.2	(0.7)	(32.0%)
Interest on idle funds and other income	0.5	0.7	(0.2)	(29.6%)
Total investment income	$35.7	$30.6	$5.1	16.7%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended June 30, 2024, total investment income was $35.7 million, an increase of $5.1 million or 16.7%, from the $30.6 million of total investment income for the three months ended June 30, 2023. As reflected in the table above, the increase is primarily attributable to the following:

•
$5.9 million increase in total interest income (which includes payment-in-kind ("PIK") interest income) resulting from an increase in average debt investment balances, partially offset by a decrease in weighted average yield on debt investment balances outstanding during 2024 as compared to 2023.

•
$0.1 million increase in dividend income due to an increase in distributions received from equity investments, during 2024 as compared to 2023.
•
$0.7 million decrease in fee income resulting from a decrease in prepayment and origination fees, partially offset by an increase in amendment fees during 2024 as compared to 2023.
•
$0.2 million decrease in interest on idle funds due to a decrease in average cash balances outstanding during 2024 as compared to 2023.

Below is a summary of the changes in total investment income for the six months ended June 30, 2024 as compared to the same period in 2023 (dollars in millions):

(1) NM = Not meaningful

	Six Months Ended June 30,
	2024	2023	$ Change	% Change (1)(2)
Interest income	$59.6	$52.1	$7.5	14.4%
Payment-in-kind interest income	3.9	1.9	2.0	108.0%
Dividend income	0.8	0.7	0.1	9.6%
Fee income	3.9	3.7	0.2	5.7%
Interest on idle funds and other income	2.1	1.2	0.9	70.2%
Total investment income	$70.3	$59.6	$10.7	18.0%

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the six months ended June 30, 2024, total investment income was $70.3 million, an increase of $10.7 million or 18.0%, from the $59.6 million of total investment income for the six months ended June 30, 2023. As reflected in the table above, the increase is primarily attributable to the following:

•
$9.5 million increase in total interest income (which includes a $2.0 million increase in PIK interest income) resulting from an increase in average debt investment balances, partially offset by a decrease in weighted average yield on debt investment balances outstanding during 2024 as compared to 2023.
•
$0.1 million increase in dividend income due to an increase in distributions received from equity investments, during 2024 as compared to 2023.
•
$0.2 million increase in fee income resulting from an increase in amendment and origination fees, partially offset by a decrease in prepayment fees during 2024 as compared to 2023.
•
$0.9 million increase in interest on idle funds due to an increase in average cash balances outstanding during 2024 as compared to 2023.

Expenses

Below is a summary of the changes in total expenses, including income tax provision, for the three months ended June 30, 2024 as compared to the same period in 2023 (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change (1)(2)
Interest and financing expenses	$6.1	$5.6	$0.5	8.4%
Base management fee	4.7	4.1	0.6	16.2%
Incentive fee - income	4.5	3.8	0.7	18.6%
Incentive fee (reversal) - capital gains	1.4	(1.2)	2.6	221.8%
Administrative service expenses	0.7	0.6	0.1	8.3%
Professional fees	1.0	0.6	0.4	50.5%
Other general and administrative expenses	0.2	0.3	(0.1)	1.9%
Total expenses, before base management and income incentive fee waivers	18.6	13.8	4.8	34.9%
Base management and income incentive fee waivers	—	—	—	NM
Total expenses, before income tax provision	18.6	13.8	4.8	35.1%
Income tax provision (benefit)	0.1	—	0.1	NM
Total expenses, including income tax provision	$18.7	$13.8	$4.9	35.9%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended June 30, 2024, total expenses, including income tax provision, were $18.7 million, an increase of $4.9 million or 35.9%, from the $13.8 million of total expenses for the three months ended June 30, 2023. As reflected in the table above, changes across the periods were primarily attributable to the following:

•
$0.5 million increase in interest and financing expenses due to an increase in the weighted average interest rate of our debt outstanding and an increase in average borrowings outstanding during 2024 as compared to 2023.
•
$0.6 million net increase in base management fee, including the base management fee waiver, due to higher average total assets during 2024 as compared to 2023.
•
$0.7 million increase in the income incentive fee due to an increase in pre-incentive fee net investment income during 2024 as compared to 2023.
•
$2.6 million increase in the accrued capital gains incentive fee due to a net $13.0 million increase in net gain on investments and realized losses on extinguishment of debt during 2024 as compared to the same period in 2023.
•
$0.4 million increase in professional fees due to increased legal, audit and tax compliance costs during 2024 as compared to 2023.

Below is a summary of the changes in total expenses, including income tax provision, for the six months ended June 30, 2024 as compared to the same period in 2023 (dollars in millions):

	Six Months Ended June 30,
	2024	2023	$ Change	% Change (1)(2)
Interest and financing expenses	$12.1	$10.8	$1.3	12.0%
Base management fee	9.1	7.9	1.2	15.6%
Incentive fee - income	9.0	7.5	1.5	20.5%
Incentive fee - capital gains	1.9	(1.0)	2.9	288.9%
Administrative service expenses	1.2	1.1	0.1	10.5%
Professional fees	2.0	1.5	0.5	30.5%
Other general and administrative expenses	0.5	0.4	0.1	(1.2%)
Total expenses, before base management and income incentive fee waivers	35.8	28.2	7.6	26.8%
Base management and income incentive fee waivers	(0.2)	(0.2)	—	NM
Total expenses, before income tax provision	35.6	28.0	7.6	27.0%
Income tax provision (benefit)	0.1	0.1	—	NM
Total expenses, including income tax provision	$35.7	$28.1	$7.6	27.1%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the six months ended June 30, 2024, total expenses, including income tax provision, were $35.7 million, an increase of $7.6 million or 27.1%, from the $28.1 million of total expenses for the six months ended June 30, 2023. As reflected in the table above, changes across periods were primarily attributable to the following:

•
$1.3 million increase in interest and financing expenses due to an increase in the weighted average interest rate of our debt outstanding and an increase in average borrowings outstanding during 2024 as compared to 2023.
•
$1.2 million net increase in base management fee, including the base management fee waiver, due to higher average total assets during 2024 as compared to 2023.
•
$1.5 million net increase in the income incentive fee due to an increase in pre-incentive fee net investment income during 2024 as compared to the same period in 2023.
•
$2.9 million increase in the accrued capital gains incentive fee due to a net $14.7 million increase in net gain on investments and realized losses on extinguishment of debt during 2024 as compared to the same period in 2023.
•
$0.5 million increase in professional fees due to increased legal, audit and tax compliance costs during 2024 as compared to 2023.

Net Investment Income

Net investment income increased by $0.2 million, or 1.0%, to $17.0 million during the three months ended June 30, 2024 as compared to the same period in 2023, as a result of the $5.1 million increase in total investment income, partially offset by the $4.9 million increase in total expenses, including base management fee waiver and income tax provision.

Net investment income increased by $3.1 million, or 9.7%, to $34.6 million during the six months ended June 30, 2024 as compared to the same period in 2023, as a result of the $10.7 million increase in total investment income, partially offset by the $7.6 million increase in total expenses, including base management fee waiver and income tax provision.

Net Gain (Loss) on Investments

For the three and six months ended June 30, 2024, the total net realized gain/(loss) on investments, before income tax (provision)/benefit, was $10.8 million and $12.5 million, respectively. Income tax (provision) benefit from realized gains on investments was $(1.6) million and $(1.5) million for the three and six months ended June 30, 2024, respectively. We realize a gain/(loss) on our equity investments primarily when we either sell our equity investment or the underlying portfolio company is sold. Significant realized gains (losses) for the three and six months ended June 30, 2024 are summarized below (dollars in millions):

		Period Ended June 30, 2024
		Three	Six
Portfolio Company	Realization Event (1)	Months	Months
Applied Data Corporation	Exit of portfolio company	$—	$1.5
Road Safety Services, Inc.	Escrow distribution	—	0.1
Power Grid Components, Inc.	Escrow distribution	—	0.1
Comply365, LLC	Escrow distribution	0.1	0.1
Frontline Food Services, LLC (f/k/a Accent Food Services, LLC)	Escrow distribution	1.3	1.3
LifeSpan Biosciences, Inc.	Sale of portfolio company	(0.4)	(0.4)
Virginia Tile Company, LLC	Sale of portfolio company	1.2	1.2
Pool & Electrical Products, LLC	Exit of portfolio company	8.9	8.9
Rhino Assembly Company, LLC	Sale of portfolio company	(0.3)	(0.3)
Net realized gain (loss) on investments		10.8	12.5
Income tax (provision) benefit from realized gains on investments		(1.6)	(1.5)
Net realized gain (loss), net of income tax provision, on investments		$9.2	$11.0

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

For the three and six months ended June 30, 2023, the total net realized gain/(loss) on investments, before income tax (provision)/benefit, was $(5.6) and $(5.5) million, respectively. Income tax (provision) benefit from realized gains on investments was $(1.5) million and $(1.5) million for the three and six months ended June 30, 2023, respectively. We realize a gain/(loss) on our equity investments primarily when we either sell our equity investment or the underlying portfolio company is sold. Significant realized gains (losses) for the three and six months ended June 30, 2023 are summarized below (dollars in millions):

		Period Ended June 30, 2023
		Three	Six
Portfolio Company	Realization Event	Months	Months
The Tranzonic Companies	Escrow distribution	$—	$0.1
Rhino Assembly Company, LLC	Exit of portfolio company	2.6	2.6
ECM Industries, LLC	Exit of portfolio company	2.7	2.7
Frontline Food Services, LLC (f/k/a Accent Food Services, LLC)	Escrow distribution	0.5	0.5
EBL, LLC (EbLens)	Exit of portfolio company	(11.5)	(11.5)
FAR Research Inc.	Escrow distribution	0.1	0.1
Net realized gain (loss) on investments		(5.6)	(5.5)
Income tax (provision) benefit from realized gains on investments		(1.5)	(1.5)
Net realized gain (loss), net of income tax provision, on investments		$(7.1)	$(7.0)

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

During the three and six months ended June 30, 2024 and 2023, we recorded a net change in unrealized appreciation (depreciation) on investments attributable to the following (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Unrealized Appreciation (Depreciation)	2024	2023	2024	2023
Exit, sale or restructuring of investments	$(5.7)	$7.1	$(7.3)	$7.0
Fair value adjustments to debt investments	(0.6)	(4.8)	1.1	(5.4)
Fair value adjustments to equity investments	4.2	(1.1)	5.4	0.3
Net change in unrealized appreciation (depreciation)	$(2.1)	$1.2	$(0.8)	$1.9

Net Increase in Net Assets Resulting From Operations

Net increase (decrease) in net assets resulting from operations during the three months ended June 30, 2024 and 2023 was $24.1 million and $10.9 million, respectively, as a result of the events described above.

Net increase (decrease) in net assets resulting from operations during the six months ended June 30, 2024 and 2023 was $44.2 million and $26.4 million, respectively, as a result of the events described above.

Liquidity and Capital Resources

As of June 30, 2024, we had $48.3 million in cash and cash equivalents and our net assets totaled $646.8 million. We believe that our current cash and cash equivalents on hand, our Credit Facility, our anticipated access to SBA-guaranteed debentures, and our anticipated cash flows from investments will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of securities (including the ATM Program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. During the six months ended June 30, 2024, we repaid $35.0 million of SBA debentures relating to Fund II that would have matured during the period March 1, 2026 through September 1, 2027. Our remaining outstanding SBA debentures begin to mature in 2029 and subsequent years through 2034, which will require repayment on or before the respective maturity dates. In light of current market conditions, we will continually evaluate our overall liquidity position and take proactive steps to maintain that position based on the current circumstances. This “Financial Liquidity and Capital Resources” section should be read in conjunction with the notes of our consolidated financial statements.

Cash Flows

For the six months ended June 30, 2024, we experienced a net decrease in cash and cash equivalents in the amount of $70.8 million. During that period, we made payments of $80.5 million of cash for operating activities, which included the funding of $208.3 million of investments that was partially offset by proceeds received from sales and repayments of investments of $103.3 million. During the same period, we repaid SBA debentures of $35.0 million relating to Fund II, borrowed $32.5 million under our Credit Facility, received net proceeds from the ATM Program of approximately $52.2 million, received repayments of $0.6 million on our secured borrowings, paid cash dividends to stockholders of $39.1 million, and made payment of deferred financing costs related to our debt financings of $0.3 million.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of additional debt and equity capital.

SBA Debentures

Fund III is licensed to operate as a SBIC, and has the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the SBA regulations, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $175.0 million, whichever is less. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. The SBA may limit the amount that may be drawn each year under the SBA debenture commitments, and each issuance of leverage is conditioned on SBIC's full compliance, as determined by the SBA, with the terms and conditions under SBA regulations. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of June 30, 2024, Fund III had $175.0 million of outstanding SBA debentures. Fund II has completed a wind-down plan, relinquished its SBIC license and can no longer issue additional SBA debentures, effective as of March 7, 2024. Subject to SBA regulatory requirements and approval of an additional SBIC licensed fund and SBA debenture commitments, we may access up to $175.0 million of additional SBA debentures under the SBIC debenture program. For more information on the SBA debentures, please refer to Note 6 to our consolidated financial statements.

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

We have made customary representations and warranties and we are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of June 30, 2024, we were in compliance in all material respects with the terms of the Credit Agreement and we had $32.5 million in borrowings outstanding under the Credit Facility.

Notes

On December 23, 2020, we closed the offering of $125.0 million in aggregate principal amount of our 4.75% notes due 2026, or the “January 2026 Notes”. The total net proceeds to us from the January 2026 Notes, based on a public offering price of 100.00% of par, after deducting underwriting discounts of $2.5 million and offering expenses of $0.4 million, were $122.1 million. The January 2026 Notes will mature on January 31, 2026 and bear interest at a rate of 4.75%. The January 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed before October 31, 2025 (the date falling three months prior to maturity) and at par thereafter. Interest on the January 2026 Notes is payable on January 31 and July 31 of each year. We do not intend to list the January 2026 Notes on any securities exchange or automated dealer quotation system. As of June 30, 2024, the outstanding principal balance of the January 2026 Notes was $125.0 million.

On October 8, 2021, we closed the offering of $125.0 million in aggregate principal amount of our 3.50% notes due 2026, or the “November 2026 Notes” (collectively with the January 2026 Notes, the “Notes”). The total net proceeds to us from the November 2026 Notes, based on a public offering price of 99.996% of par, after deducting underwriting discounts of $2.5 million and offering expenses of $0.3 million, were $122.2 million. The November 2026 Notes will mature on November 15, 2026 and bear interest at a rate of 3.50%. The November 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed before August 15, 2026 (the date falling three months prior to maturity) and at par thereafter. Interest on the November 2026 Notes is payable on May 15 and November 15 of each year. We do not intend to list the November 2026 Notes on any securities exchange or automated dealer quotation system. As of June 30, 2024, the outstanding principal balance of the November 2026 Notes was $125.0 million.

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

Secured Borrowing

As of June 30, 2024, the carrying value of secured borrowings totaled $15.3 million and the fair value of the associated loans included in investments was $15.3 million. As of December 31, 2023, carrying value of secured borrowings totaled $15.9 million and the fair value of the associated loans included in investments was $15.8 million. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets that did not meet the definition of a “participating interest” as defined in ASC 860 (see Note 2. Significant Accounting Policies - Partial loan and equity sales” for more information). As a result, sale treatment was not permitted and these partial loan sales were treated as secured borrowings. The weighted average interest rate on our secured borrowings was approximately 9.375% and 9.407% as of June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024, the weighted average stated interest rates for our SBA debentures and the Notes were 4.316% and 4.125%, respectively. As of June 30, 2024, we had $67.5 million of unutilized commitment under our Credit Facility, and we were subject to a 0.581% fee on such amount. As of June 30, 2024, the weighted average stated interest rate on total debt outstanding was 4.641%.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if the Board, including the independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. On June 12, 2024, our stockholders approved a proposal to authorize us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 12, 2025 or the date of our 2025 Annual Meeting of Stockholders. Our stockholders specified that the cumulative number of shares sold pursuant to such authority during such period may not exceed 25.0% of our then outstanding common stock immediately prior to each such sale.

Equity ATM Program

On November 10, 2022, the Company established the at-the-market program (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through Raymond James & Associates, Inc. and B. Riley Securities, Inc., each as sales agents, shares of the Company's common stock having an aggregate offering price of up to $50.0 million. On August 11, 2023, the Company increased the maximum amount of shares to be sold through the ATM Program to $150.0 million from $50.0 million. On February 29, 2024, the Company increased the maximum amount of shares to be sold through the ATM Program to $300.0 million from $150.0 million. Cumulative to date, the Company has sold 8,649,249 shares of common stock under the ATM Program at a weighted-average price of $19.73, raising $170.7 million of gross proceeds. Net proceeds were $168.4 million after commissions to the sales agents on sales sold. As of June 30, 2024, the Company has $129.3 million available under the ATM Program.

Stock Repurchase Program

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. Most recently, on October 30, 2023, the Board extended the Stock Repurchase Program through December 31, 2024, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and we cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. We did not make any repurchases of common stock during the three and six months ended June 30, 2024 and 2023. Refer to Note 8 to our consolidated financial statements for additional information concerning stock repurchases.

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

Our Board consulted with the independent third-party valuation firm(s) in arriving at our determination of fair value for 16 and 18 of our portfolio company investments representing 22.8% and 29.9% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended June 30, 2024 and December 31, 2023, respectively) as of June 30, 2024 and December 31, 2023, respectively.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
We have entered into the Investment Advisory Agreement with Fidus Investment Advisors as our investment advisor. Pursuant to the agreement, the Investment Advisor manages our day-to-day operating and investing activities. We pay the Investment Advisor a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. See Note 5 to our consolidated financial statements. The Investment Advisor, in consultation with the Board, agreed to voluntarily waive $0.1 million and $0.1 million of the base management fees on any assets accounted for as secured borrowings as defined under GAAP for the three and six months ended June 30, 2024, respectively, and $0.1 million and $0.1 million for the three and six months ended June 30, 2023, respectively.
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

While we may co-invest with investment entities managed by the Investment Advisor or its affiliates, to the extent permitted by the 1940 Act and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investment. On January 4, 2017, the SEC staff has granted us relief sought in an exemptive order that expands our ability to co-invest in portfolio companies with other funds managed by the Investment Advisor or its affiliates ("Affiliated Funds") in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Independent Directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. However, neither we nor our affiliates are obligated to invest or co-invest when investment opportunities are referred to us or them.

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

Recent Developments

On July 2, 2024, we exited our debt investment in Aldinger Company. We received payment in full of $23.1 million on our first lien debt, which included a prepayment fee.

On July 25, 2024, we entered into an incremental commitment agreement relating to the Credit Facility that increased the total commitments available under the Credit Facility from $100.0 million to $140.0 million, subject to the borrowing base requirement. The $40.0 million increase was provided by three existing lenders.

On July 29, 2024, our Board declared a regular quarterly dividend of $0.43 per share and a supplemental dividend of $0.14 per share payable on September 26, 2024, to stockholders of record as of September 19, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Uncertainty with respect to elevated interest rates, inflationary pressures, the Russia-Ukraine war and the conflict in the Middle East and the failure of financial institutions introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. The prices of securities held by us may decline in response to certain events, including those directly involving the companies in which we invest and conditions affecting the general economy, including: overall market changes, including an increase in market volatility; legislative reform; local, regional, national or global political, social or economic instability; and interest rate volatility.

In the future, our investment income may also be affected by changes in various interest rates, including SOFR and prime rates, to the extent of any debt investments that include floating interest rates. Since March 2022, the Federal Reserve has been rapidly raising interest rates bringing it up to 5.25% to 5.50% range. The Federal Reserve left its benchmark rates steady in the first and second quarters of 2024, and it has indicated that any cuts to benchmark rates in the future will depend on better inflation reports. In a high interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could result the United States into a recession, which would likely decrease interest rates. Conversely, a prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR are not offset by a corresponding increase in the spread over such base rate that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to such base rate. See Risk Factors contained herein under Part II, Item 1A and in our Annual Report on Form 10-K for the year ended December 31, 2023, such as "Changes in interest rates will affect our cost of capital and net investment income” and “Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies.”

As of June 30, 2024 and December 31, 2023, the debt investments in 48 and 46 portfolio companies, respectively, bore interest at a variable rate, which represented $688.4 million, or 72.8%, and $629.3 million, or 75.6%, of our portfolio on a fair value basis, respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Our pooled SBA debentures and our Notes bear interest at fixed rates. Our Credit Facility bears interest, at our election, at a rate per annum equal to (a) 2.675% on SOFR loans prior to satisfying certain step-down conditions (or 2.50% after satisfying certain step-down conditions, with commensurate reductions in the applicable margins for base rate loans). We pay a commitment fee that varies depending on the size of the unused portion of the Credit Facility: 2.500% to 2.675% per annum on the unused portion of the Credit Facility at or below 35% of the commitments and 0.50% per annum on any remaining unused portion of the Credit Facility between the total commitments and the 35% minimum utilization. The Credit Agreement relating to the Credit Facility contains certain covenants, including a minimum asset coverage ratio of 1.50 to 1.00 (on a regulatory basis) and a senior asset coverage ratio of no less than 2.00 to 1.00. As of June 30, 2024, the Credit Facility is secured by a first priority security interest in all of our assets, excluding the assets of Fund II and Fund III.

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

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of June 30, 2024 (dollars in millions):

	Interest Income	Interest Expense
	Increase	Increase	Net Increase	Net Investment
Basis Point Increase (Decrease)	(Decrease) (1) (2)	(Decrease) (4)	(Decrease)	Income (3)
(200)	$(14.0)	$(0.9)	$(13.1)	$(10.5)
(150)	(10.5)	(0.7)	(9.8)	(7.8)
(100)	(7.0)	(0.4)	(6.6)	(5.3)
(50)	(3.5)	(0.2)	(3.3)	(2.6)
50	3.5	0.3	3.2	2.6
100	7.1	0.5	6.6	5.3
150	10.6	0.8	9.8	7.8
200	14.1	1.0	13.1	10.5
250	17.7	1.2	16.5	13.2
300	21.2	1.5	19.7	15.8

(1) Certain of our variable rate debt investments have a PRIME or SOFR interest rate floor, which lessens the impact of decreases in interest rates.

(2) Interest income calculated assuming three-month PRIME, and SOFR rate as of June 30, 2024.

(3) Includes the impact of income incentive fee at 20.0% on net increase (decrease) in net interest.

(4) As of June 30, 2024, we had $32.5 million of borrowings outstanding under our Credit Facility.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Incremental Commitment Agreement, dated as of July 25, 2024, by and among Fidus Investment Corporation, as borrower, the subsidiary guarantors party thereto, the increasing lenders party thereto, and ING Capital LLC, as administrative agent.

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

FIDUS INVESTMENT CORPORATION

Date: August 1, 2024	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2024	/s/ SHELBY E. SHERARD
Shelby E. Sherard
Chief Financial Officer (Principal Financial and Accounting Officer)