Form 10-K
period 2024-12-31
FIDUS INVESTMENT Corp
filed 2025-03-06
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2024 based on the closing price of $19.48 on the NASDAQ Global Select Market was $639,199,110. For the purpose of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 33,914,652 shares of the registrant’s common stock outstanding as of March 4, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2024.

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
•
the impact of geopolitical conditions, including the potential for increased tariffs and trade barriers, ongoing conflict between Ukraine and Russia, the ongoing conflicts in the Middle East, and U.S. and China relations, and its impact on financial market volatility, global economic markets, and various sectors, industries and markets for commodities globally;
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
•
the elevated level of inflation could adversely affect our business, results of operations and financial condition of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies; and
•
the risks, uncertainties and other factors we identify in Item 1A. – Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our other filings with the SEC.

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

Item 1. Business.

GENERAL

Fidus Investment Corporation, a Maryland Corporation, operates as an externally managed business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). FIC completed its initial public offering, or IPO, in June 2011. In addition, FIC has elected, and intends to qualify annually, to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2024, our shares were listed on the NASDAQ Global Select Market under the symbol “FDUS.”

FIC may make investments directly or through its two wholly-owned investment company subsidiaries, Fidus Mezzanine Capital III, L.P. (“Fund III”) and Fidus Mezzanine Capital IV, L.P. (“Fund IV”) (collectively Fund III and Fund IV are referred to as the “SBIC Funds”). Fidus Investment GP, LLC, the general partner of the SBIC Funds, is also a wholly owned subsidiary of FIC. The SBIC Funds are licensed by the U.S. Small Business Administration (the “SBA”) to operate as small business investment companies (“SBICs”). The SBIC Funds utilize the proceeds of the issuance of SBA-guaranteed debentures to enhance returns to our stockholders. Fidus Mezzanine Capital, L.P. (“Fund I”) and Fidus Mezzanine Capital II, L.P. ("Fund II") have both completed their wind-down plans, can no longer issue additional SBA-guaranteed debentures, and relinquished their SBIC licenses on March 20, 2020 and March 7, 2024, respectively. We believe that utilizing both FIC and the SBIC Funds as investment vehicles provides us with access to a broader array of investment opportunities. Given our access to lower cost capital through the SBA’s SBIC debenture program, we expect that we will continue to make investments through the SBIC Funds during the investment period until the SBIC Funds reach their borrowing limit under the program. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million.

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

As of December 31, 2024, we had debt and equity investments in 91 portfolio companies with an aggregate fair value of $1.1 billion. The weighted average yield on our debt investments as of December 31, 2024 was 13.3%. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average yield was computed using the effective interest rates for debt investments at cost as of December 31, 2024, including accretion of original issue discount (“OID”) and loan origination fees, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level. For the year ended December 31, 2024, our total return based on net asset value (“NAV”) per share was 12.4% and our total return based on market value was 20.1%. For the year ended December 31, 2023, our total return based on NAV was 15.1% and our total return based on market value was 17.8%. Total return based on NAV per share equals the change in NAV per share during the period, plus dividends paid per share during the period, less other non-operating changes during the period, and divided by beginning NAV per share for the period. Non-operating changes include any items that affect NAV per share other than increase from investment operations, such as the effects of share issuances and repurchases and other miscellaneous items. Total return based on market value equals the change in the market value of our common stock per share during the period divided by the market value per share at the beginning of the period, and assumes reinvestment of dividends at prices obtained by our dividend reinvestment plan during the period. While these two figures reflect fund expenses, they do not reflect any sales load that may be paid by investors.

Available Information

Our headquarters are in Evanston, Illinois, and our website is www.fdus.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report. We make available free of charge through our website, our proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the U.S. Securities and Exchange Commission (the “SEC”). The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, like us, that file electronically with the SEC. Copies of this Annual Report and other reports are also available without charge by contacting us in writing at 1603 Orrington Avenue, Suite 1005, Evanston, Illinois 60201, Attention: Investor Relations.

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

Benefiting from Lower Cost of Capital. The SBIC Funds’ SBIC licenses allow us to issue SBA-guaranteed debentures. These SBA debentures carry long-term fixed rates that are generally lower than rates on comparable bank and public debt. Because lower-cost

SBA leverage is a significant part of our funding strategy, our relative cost of debt capital should be lower than many of our competitors. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million.

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

• industrial;

As of December 31, 2024, we had investments in 91 portfolio companies with an aggregate fair value of $1.1 billion. As of December 31, 2023, we had investments in 82 portfolio companies with an aggregate fair value of $957.9 million.

The following table shows the portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	December 31,		December 31,		December 31,		December 31,
	2024		2023		2024		2023
United States
Midwest	$120.5	11.1%	$112.6	11.8%	$73.6	6.8%	$75.4	8.1%
Southeast	339.7	31.2	292.4	30.6	337.8	31.4	286.3	30.5
Northeast	211.8	19.4	181.4	18.9	202.2	18.8	176.4	18.8
West	194.6	17.8	172.7	18.0	232.3	21.6	191.5	20.5
Southwest	211.4	19.4	186.3	19.4	216.8	20.2	194.5	20.8
Canada	12.5	1.1	12.5	1.3	12.5	1.2	12.5	1.3
Total	$1,090.5	100.0%	$957.9	100.0%	$1,075.2	100.0%	$936.6	100.0%

The following table shows the detailed industry segment composition of our portfolio at fair value and cost as a percentage of total investments.

	Fair Value			Cost
	December 31,	December 31,		December 31,	December 31,
Name	2024	2023		2024	2023
Information Technology Services	34.0%	33.7%		37.8%	36.0%
Business Services	12.6	11.5		12.4	11.4
Healthcare Products	8.1	8.4		4.6	5.3
Component Manufacturing	7.7	8.0		7.4	8.2
Utilities: Services	4.9	4.7		4.7	4.7
Retail	4.7	4.3		4.5	4.3
Healthcare Services	4.7	3.2		4.0	3.0
Building Products Manufacturing	3.9	4.6		4.5	5.2
Consumer Services	3.3	3.2		3.3	3.2
Specialty Distribution	2.8	2.3		2.8	1.8
Environmental Industries	2.6	2.1		2.8	2.4
Promotional Products	2.4	2.3		2.3	2.2
Transportation Services	2.0	5.1		2.0	5.1
Aerospace & Defense Manufacturing	1.8	2.4		2.2	2.5
Consumer Products	1.7	1.8		1.8	1.9
Industrial Cleaning & Coatings	1.2	1.1		1.3	1.3
Oil & Gas Services	0.9	1.3		0.9	1.4
Industrial Product Services	0.7	—		0.7	—
Restaurants	—	—	(1)	—	0.1
Total	100.0%	100.0%		100.0%	100.0%

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

Initial Evaluation. After a potential transaction is received by our investment advisor, it will conduct an initial review of the transaction materials to determine whether it meets our investment criteria and complies with SBA regulations (with respect to investments by the SBIC Funds) and other regulatory requirements.

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

Upon successful completion of the screening process, the deal team prepares a screening memorandum and makes a recommendation to the investment committee. At this time, the investment committee will also consider whether the investment would be made by FIC and/or through the SBIC Funds. If the investment committee supports the deal team’s recommendation, the deal team issues a non-binding term sheet to the potential portfolio company. Such a term sheet will typically include the key economic terms based on our analysis conducted during the screening process. Upon agreement on a term sheet with the potential portfolio company, our investment advisor will begin a formal diligence and underwriting process.

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of December 31, 2024 and 2023 (dollars in millions).

	Fair Value				Cost
	December 31,		December 31,		December 31,		December 31,
Investment Rating	2024		2023		2024		2023
1	$100.0	9.2%	$85.2	8.9%	$27.2	2.5%	$29.7	3.2%
2	895.9	82.1	774.7	80.9	886.7	82.6	764.0	81.5
3	83.7	7.7	87.2	9.1	99.4	9.2	97.4	10.4
4	10.5	1.0	10.5	1.1	34.6	3.2	34.3	3.7
5	0.4	—	0.3	—	27.3	2.5	11.2	1.2
Total	$1,090.5	100.0%	$957.9	100.0%	$1,075.2	100.0%	$936.6	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of December 31, 2024 and 2023 was 2.0 and 2.0, respectively, on a fair value basis and 2.2 and 2.2, respectively, on a cost basis.

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

Duration and Termination

Most recently, at a meeting of our board of directors on June 12, 2024, our board of directors, including a majority of the Independent Directors, unanimously voted to approve the continuation of the Investment Advisory Agreement to June 20, 2025. Unless terminated earlier, the Investment Advisory Agreement will automatically renew for successive annual periods if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities (as that term is defined in the 1940 Act), including, in either case, approval by a majority of the Independent Directors.

In reaching a decision to approve the current Investment Advisory Agreement, our board of directors reviewed information comparing our investment performance to other externally managed BDCs with similar investment objectives and to appropriate market indices. The board also reviewed other information and considered, among other things:

•

the nature, quality and extent of the advisory and other services (including administrative services provided under the Administrative Agreement as discussed below) provided to us by our investment advisor;

•	the fee structure of comparable externally managed BDCs with similar investment objectives;
•	any existing and potential sources of indirect income to our investment advisor from its relationship with us and the profitability of that relationship;
•	information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement;
•	the organizational capability and financial condition of our investment advisor and its affiliates; and
•	various other matters.

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

Most recently, at a meeting of our board of directors on June 12, 2024, our board of directors, including a majority of the Independent Directors, unanimously voted to approve the continuation of the Administration Agreement to June 20, 2025. Unless terminated earlier, the Administration Agreement will automatically renew for successive annual periods if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities (as that term is defined in the 1940 Act), including, in either case, approval by a majority of our Independent Directors. In making the decision to approve the continuation of the Administration Agreement, our board of directors took into account, to the extent relevant, certain information set forth above under “Investment Advisory Agreement – Duration and Termination” with respect to its consideration of the Investment Advisory Agreement.

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

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are invested in qualifying assets or temporary investments. We may from time to time invest in U.S. Treasury bills or in repurchase agreements, so long as the agreements are fully collateralized by cash or securities issued by the U.S. government, including securities issued by certain U.S. government agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty (other than repurchase agreements fully collateralized by U.S. government securities), we would not satisfy the asset diversification requirements detailed in “Taxation as a RIC,” below. Accordingly, we do not intend to enter into any such repurchase agreements that would cause us to fail such asset diversification requirements. Our investment advisor monitors the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, prior approval by the SEC. On June 30, 2014, we received an exemptive order from the SEC to permit us to exclude the senior securities issued by any SBIC subsidiary of the Company, including the SBIC Funds, from the definition of senior securities in the 150% asset coverage requirement applicable to the Company under the 1940 Act.

Small Business Administration Regulations

The SBIC Funds are licensed by the SBA to operate as SBICs under Section 301(c) of the Small Business Investment Act of 1958. Fund III and Fund IV received their SBIC licenses on March 21, 2019 and September 30, 2024, respectively. We may issue SBA debentures to fund additional investments through the SBIC Funds.

SBICs are designed to stimulate the flow of private equity capital to eligible "small businesses" as defined by the SBA. Under SBA regulations, SBICs can provide financing in the form of debt and/or equity securities and provide consulting and advisory services to “eligible” small businesses. The SBIC Funds have typically invested in senior subordinated debt, acquired warrants and/or made other equity investments in qualifying small businesses.

Under current SBA regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $24.0 million and have average annual net income after U.S. federal income taxes not exceeding $8.0 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment capital to “smaller enterprises” as defined by the SBA. A smaller enterprise generally includes businesses (including their affiliates) that have a net worth not exceeding $6.0 million and have average annual net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller enterprises, which criteria depend on the industry in which the business (including its affiliates) is engaged and are based on the number of employees and gross revenue. However, once an SBIC has invested in a portfolio company, it may continue to make follow-on investments in the portfolio company, regardless of the size of the portfolio company at the time of the follow-on investment, up to the time of the portfolio company’s initial public offering.

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

Election to Be Taxed as a RIC

We have elected and intend to qualify annually as a RIC for U.S. federal income tax purposes; however, no assurance can be given that we will be able to maintain our RIC tax treatment. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we generally are required to distribute to our stockholders on a timely basis each year, at least 90% of our “investment company taxable income,” which is our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the Annual Distribution Requirement.

Taxation as a RIC

Provided that we maintain our status as a RIC and satisfy the Annual Distribution Requirement, we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain that we timely distribute to stockholders as dividends. We will be subject to U.S. federal income tax imposed at the corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

In addition we will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our net ordinary income for each calendar year, (ii) 98.2% of the amount by which our capital gain exceeds our capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax.

In order to maintain our status as a RIC for U.S. federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC or be registered as a management investment company under the 1940 Act at all times during each taxable year;
•

derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other taxable disposition of stock or other securities or foreign currencies, other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from certain “qualified publicly traded partnership” (as defined in the Code), or the 90% Income Test;

•	satisfy the Annual Distribution Requirement; and
•	diversify our holdings so that at the end of each quarter of the taxable year:
•

at least 50% of the value of our assets consists of cash, cash items, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•

no more than 25% of the value of our assets is invested in (i) the securities, other than U.S. Government securities or securities of other RICs, of one issuer, (ii) the securities, other than securities of other RICs, of two or more issuers that are controlled by us and which are determined, under applicable Code rules, to be engaged in the same or similar or related trades or businesses, or (iii) the securities of one or more “qualified publicly traded partnerships,” or the Diversification Tests.

To the extent that we invest in entities treated as partnerships for U.S. federal income tax purposes (other than a “qualified publicly traded partnership”), we generally must include our allocable share of the items of gross income derived by the partnerships for purposes of the 90% Income Test, and such income generally will be treated as qualifying income for purposes of the 90% Income Test only to the extent that such income would be qualifying income if realized by us directly. In addition, we generally must take into account our proportionate share of the assets held by partnerships (other than a “qualified publicly traded partnership”) in which we are a partner for purposes of the Diversification Tests.

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

Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thus become subject to U.S. federal income tax.

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

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy the Annual Distribution Requirement and to avoid imposition of the 4% U.S. federal excise tax. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation — Qualifying Assets” and “Regulation — Senior Securities.” Moreover, our ability to dispose of assets to satisfy the Annual Distribution Requirement and to avoid imposition of the 4% U.S. federal excise tax may be limited by (1) the illiquid nature of our portfolio and (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid imposition of the 4% U.S. federal excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

As a RIC, we are generally limited in our ability to deduct expenses in excess of our “investment company taxable income” (which is generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such losses indefinitely and use them to offset capital gains. Due to these limits on the deductibility of expenses, over the course of one or more taxable years we may have, for U.S. federal income tax purposes, aggregate taxable income that we are required to distribute and that is taxable to our shareholders, even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than we would have received in the absence of such transactions.

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

As described above, to the extent that we invest in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes, the effect of such investments for purposes of the 90% Income Test and the Diversification Tests will depend on whether or not the partnership is a “qualified publicly traded partnership” (as defined in the Code). If the partnership is a “qualified publicly traded partnership,” the net income derived from such investments will be qualifying income for purposes of the 90% Income Test and will be “securities” for purposes of the Diversification Tests. If the partnership, however, is not treated as a “qualified publicly traded partnership,” then the consequences of an investment in the partnership will depend upon the amount and type of income and assets of the partnership allocable to us. The income derived from such investments may not be qualifying income for purposes of the 90% Income Test and, therefore, could adversely affect our tax treatment as a RIC. We intend to monitor our investments in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes in an effort to prevent our disqualification as a RIC.

We may invest in preferred securities or other securities the U.S. federal income tax treatment of which may not be clear or may be subject to recharacterization by the Internal Revenue Service (“IRS”). To the extent the tax treatment of such securities or the income from such securities differs from the expected tax treatment, it could affect the timing or character of income recognized, requiring us to purchase or sell securities, or otherwise change our portfolio, in order to comply with the tax rules applicable to RICs.

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

Failure to Obtain RIC Tax Treatment

If we were unable to maintain our tax treatment as a RIC, and certain relief provisions are unable to be satisfied (which may, among other things, require us to pay U.S. federal income tax or to dispose of certain assets), we would be subject to U.S. federal income tax on all of our taxable income imposed at corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, but if such distributions are paid, including distributions of net long-term capital gain, they would be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period requirements and other limitations under the Code, corporate stockholders would be eligible to claim a dividends received deduction with respect to such dividend and non-corporate stockholders would generally be able to treat such dividend income as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain.

If we fail to qualify as a RIC for a period greater than two taxable years, to requalify as a RIC in a subsequent year we may be subject to U.S. federal income tax imposed at corporate rates on any net built-in gains with respect to certain of our assets (i.e. the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

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
•
The SBIC Funds are licensed by the SBA, and, therefore, are subject to SBA regulations.
•
SBA regulations limit the amount of SBA-guaranteed debt that may be borrowed by an SBIC.
•
Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
•
We are currently operating in a period of capital markets disruption and economic uncertainty, which may have a negative impact on our business, financial condition and operations.
•
We may not be able to pay you distributions, our distributions may not grow over time, a portion of distributions paid to you may be a return of capital, and investors in our debt securities may not receive all of the interest income to which they are entitled.
•
We may choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.
•
Due to current market conditions, we may reduce or defer our dividends and choose to incur U.S. federal excise tax in order to preserve cash and maintain flexibility.
•
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

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in us. The SBIC Funds borrow from and issue debt securities to the SBA, and we may borrow from banks and other lenders in the future. The SBA has fixed dollar claims on the SBIC Funds’ assets that are superior to the claims of our stockholders. We may also borrow from banks and other lenders or issue additional senior securities including preferred stock and debt securities in the future. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not used leverage. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our stockholders. Leverage is generally considered a speculative investment technique.

Our ability to achieve our investment objectives may depend in part on our ability to achieve additional leverage on favorable terms by borrowing from the SBA, banks or other lenders, and there can be no assurance that such additional leverage can in fact be achieved.

As a BDC, we are generally required to meet a coverage ratio at least equal to 150% of total assets to total borrowings and other senior securities, which include all of our borrowings (other than the SBIC Funds’ SBA leverage under the terms of SEC exemptive relief) and any preferred stock we may issue in the future. If this ratio declines below 150%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions to our stockholders.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on Our Portfolio
(Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder (1)	(21.1)%	(12.3)%	(3.4)%	5.5%	14.4%

(1)

Assumes $1.2 billion in total assets, $175.0 million in outstanding SBA debentures, $45.0 million of borrowings outstanding under the Credit Facility (as defined below), $13.7 million in Secured Borrowings, $250.0 million outstanding of our unsecured notes, $655.7 million in net assets as of December 31, 2024, and a weighted average cost of funds of 4.599%.

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

All of our portfolio investments take the form of debt and equity securities that are not publicly-traded. The debt and equity securities in which we invest for which market quotations are not readily available are valued at fair value as determined in good faith by our board of directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

•	a comparison of the portfolio company’s securities to comparable publicly-traded securities;
•	the enterprise value of a portfolio company;
•	the nature and realizable value of any collateral;
•	the portfolio company’s ability to make payments and its earnings and discounted cash flow;
•	the markets in which the portfolio company does business; and
•	changes in the interest rate environment and the credit markets generally may affect the price at which similar investments may be made in the future and other relevant factors.

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

Our board of directors engages one or more independent third-party valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result it is not in our stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where we determine that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. Our board of directors consulted with the independent valuation firm(s) in arriving at our determination of fair value for 21 and 18 of our portfolio company investments representing 27.5% and 29.9% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended December 31, 2024 and 2023, respectively) as of December 31, 2024 and 2023, respectively.

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

The management and incentive fees paid to our investment advisor are based on our total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts), and our investor advisor may therefore benefit when we incur debt or use leverage. This fee structure may encourage our investment advisor to cause us to borrow money to finance additional investments. Under certain circumstances, the use of borrowed money may increase the likelihood of default, which would disfavor our stockholders. Our board of directors is charged with protecting our interests by monitoring how our investment advisor addresses these and other conflicts of interests. While our board of directors approves our overall use of leverage and financing arrangements, our board of directors is not expected to review or approve each incurrence of leverage, such as any draw on our credit facility. However, our board of directors periodically reviews our investment advisor’s portfolio management decisions and portfolio performance. In addition, our board of directors at least annually reviews the services provided by and fees paid to our investment advisor. In connection with these reviews, our board of directors, including a majority of our Independent Directors, considers whether the fees and expenses (including those related to leverage) that we pay to our investment advisor are fair and reasonable in relation to the services provided and must approve renewal of our Advisory Agreement.

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

Currently, the Company, the SBIC Funds, Fidus Credit Opportunities, L.P., Fidus Equity Opportunities Fund, L.P., and Fidus Equity Fund I, L.P. are the only investment vehicles managed by our investment advisor. The Investment Advisory Agreement does not limit our investment advisor’s ability to act as an investment advisor to other funds, including other BDCs, or other investment advisory clients. To the extent our investment advisor acts as an investment advisor to other funds or clients, including Fidus Credit Opportunities, L.P., Fidus Equity Opportunities Fund, L.P., and Fidus Equity Fund I, L.P., we may have conflicts of interest with our investment advisor or its other clients that elect to invest in similar types of securities as those in which we invest. Members of our investment advisor’s investment committee serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds or other investment vehicles managed by our investment advisor. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. Our investment advisor will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with an allocation policy approved by our board of directors.

To the extent our investment advisor forms affiliates, including Fidus Credit Opportunities, L.P., Fidus Equity Opportunities Fund, L.P., and Fidus Equity Fund I, L.P., we may co-invest on a concurrent basis with such affiliates, subject to compliance with applicable regulations and regulatory guidance and our allocation procedures. While we may co-invest with investment entities managed by our investment advisor or its affiliates, to the extent permitted by the 1940 Act and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investment. Our investment advisor and its affiliates have received an exemptive order that expands our ability to co-invest in portfolio companies with certain of our affiliates managed by our investment advisor in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. We intend to co-invest, subject to the conditions included in the Order. However, neither we nor our affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them.

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

The SBIC Funds are licensed by the SBA, and, therefore, are subject to SBA regulations.

The SBIC Funds are licensed to operate as SBICs and are regulated by the SBA. Under current SBA regulations, a licensed SBIC can provide capital to eligible "small businesses" that have a tangible net worth not exceeding $24.0 million and an average annual net income after U.S. federal income taxes not exceeding $8.0 million for the two most recent fiscal years. In addition, a licensed SBIC must devote 25% of its investment capital to "smaller enterprises" that have a net worth not exceeding $6.0 million and an average annual net income after U.S. federal income taxes not exceeding $2.0 million for the two most recent fiscal years. The SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on either the number of employees or the gross sales of the business. The SBA regulations permit licensed SBICs to make long term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in certain prohibited industries. Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA staff to determine its compliance with the relevant SBA regulations. Compliance with these SBA requirements may cause the SBIC Funds to forego attractive investment opportunities that are not permitted under the SBA regulations, and may cause the SBIC Funds to make investments they otherwise would not make in order to remain in compliance with these regulations.

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

The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $175.0 million, whichever is less. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. If the SBIC Funds borrow the maximum amount from the SBA and thereafter require additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

Moreover, the SBIC Funds’ current status as SBICs does not automatically assure that they will continue to receive funding through the SBA debenture program. Receipt of SBA debenture funding is dependent upon the SBIC Funds’ continuing compliance with SBA regulations and policies and there being funding available. The amount of SBA debenture funding available to SBICs is dependent upon annual Congressional authorizations and in the future may be subject to annual Congressional appropriations. There can be no assurance that there will be sufficient SBA debenture funding available at the times desired by the SBIC Funds.

The debentures issued by the SBIC Funds and guaranteed by the SBA have a maturity of ten years and bear interest semi-annually at fixed rates. Certain of the SBIC Funds’ SBA debentures begin to mature in 2026 and will require repayment on or before the respective maturity dates. The SBIC Funds will need to generate sufficient cash flow to make required debt payments on such debentures. If the SBIC Funds are unable to generate such cash flow, the SBA, as guarantor of the debentures, will have a superior claim to our assets over our stockholders in the event the SBIC Funds liquidate or the SBA exercises its remedies under such debentures as the result of a default by the SBIC Funds.

The SBIC Funds, as SBICs, are limited in their ability to make distributions to us, which could result in us being unable to meet the minimum distribution requirements to maintain our status as a RIC.

In order to maintain our qualification as a RIC, we are required to timely distribute to our stockholders on an annual basis 90% of our investment company taxable income. For this purpose, our investment company taxable income will include the income of the SBIC Funds (and any other entities that are disregarded as separate from us for U.S. federal income tax purposes). The SBIC Funds’ ability to make distributions to us may be limited by the Small Business Investment Act of 1958. As a result, in order to maintain our qualification as a RIC, we may be required to make distributions attributable to the SBIC Funds’ income without receiving any corresponding cash distributions with respect to such income. We can make no assurances that the SBIC Funds will be able to make, or not be limited in making, distributions to us. If we are unable to satisfy the annual distribution requirements, we may fail to qualify as a RIC, which would result in the imposition of U.S. federal income tax imposed at corporate rates on our entire taxable income without regard to any distributions made by us. See “We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to maintain our tax treatment as a RIC under subchapter M of the Code.”

Changes in interest rates will affect our cost of capital and net investment income.

Following a period of elevated interest rates to address inflation concerns, in the third quarter of 2024, the Federal Reserve cut rates for the first time since March 2020 and, most recently, cut rates in the fourth quarter of 2024. The Federal Reserve has indicated that there may be additional rate cuts in the future; however, future reductions to benchmark rates are not certain. Some of our debt investments bear interest at fixed rates and the value of these investments could be negatively affected by increases in market interest rates. In addition, because we have borrowed and to the extent that we borrow additional funds to make investments, an increase in interest rates would make it more expensive for us to use debt to finance our investments and adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. As a result, a significant increase in market interest rates could both reduce the value of our portfolio investments and increase our cost of capital, which would reduce our net investment income. Rising borrowing costs may contribute to the difficulty of companies in servicing their debt obligations and may lead to increases in default rates. Certain changes in interest rates could have a material adverse effect on the Company and its investments. Moreover, changes in interest rates could have a material negative impact on the financial condition of borrowers, the valuations for loans, the unanticipated repayments of loans, and pressure to renegotiate terms on existing loans. Also, an increase in interest rates available to investors could make an investment in shares of our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock. It is possible that the Federal Reserve’s tightening cycle also could result in a recession in the United States. Conversely, a decrease in interest rates may have an adverse impact on our returns by requiring us to seek lower yields on our debt investments and by increasing the risk that our portfolio companies will prepay the debt investments, resulting in the need to redeploy capital at potentially lower rates.

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

In 2020, the SEC adopted Rule 18f-4 under the 1940 Act, which relates to the use of derivatives and other transactions that create future payment or delivery obligations by BDCs (and other funds that are registered investment companies). Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk leverage limit, certain derivatives risk management program and testing requirements, and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. A BDC that enters into reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of Section 18, as modified by Section 61 of the 1940 Act, when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivative transactions under Rule 18f-4. In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this requirement, it is required to treat the unfunded commitment as a derivatives transaction subject to the aforementioned requirements of Rule 18f-4. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts. We qualify as a “limited derivatives user,” and as a result the requirements applicable to us under Rule 18f-4 may limit our ability to use derivatives and enter into certain other financial contracts. However, if we fail to qualify as a limited derivatives user and become subject to the additional requirements under Rule 18f-4, compliance with such requirements may increase cost of doing business, which could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. Following the November 2024 elections in the United States, the Republican Party controls the Presidency, the Senate and the House of Representatives. Any new or changed laws or regulations, executive orders, as well as changes in the positions of regulatory agencies, which may lead to changes in the level of oversight in the financial service industry, could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term. The nature, timing and economic effects of any potential changes to the current legal and regulatory framework affecting the financial service industry remain uncertain.

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

If the current economic conditions continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income, which would have a material adverse effect on our business, financial condition or results of operations. We continue to observe supply chain interruptions, labor difficulties, commodity inflation and elements of economic and financial market instability both globally and in the United States, which could adversely impact our results of operations and financial condition.

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

In addition, we generally are required to distribute at least 90% of our investment company taxable income, if any, to our shareholders to qualify as a RICs. As a result, these earnings will not be available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which may have a material adverse effect on our business, results of operations and financial performance.

We cannot be certain as to the duration or magnitude of the current markets conditions and corresponding declines in economic activity that may negatively impact the U.S. economy and the markets for the various types of goods and services provided by U.S. middle market companies. Depending on the duration, magnitude and severity of these conditions and their related economic and market impacts, certain of our portfolio companies may suffer declines in earnings and could experience financial distress, which could cause them to default on their financial obligations to us and their other lenders. In consideration of these and related factors, we have downgraded our internal ratings with respect to certain companies and may make additional downgrades with respect to other portfolio companies in the future as conditions warrant and new information becomes available.

Our business is dependent on bank relationships and recent strain on the banking system may adversely impact us.

The financial markets have encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks that may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government previously announced measures to assist these banks and protect depositors, there is no assurance that similar measures will be implemented during future periods of volatility. Our business is dependent on bank relationships, including small and regional banks, and we are proactively monitoring the financial health of banks with which we (or our portfolio companies) do or may in the future do business. To the extent that our portfolio companies work with banks that are negatively impacted by the foregoing, such portfolio companies’ ability to access their own cash, cash equivalents and investments may be threatened. In addition, such affected portfolio companies may not be able to enter into new banking arrangements or credit facilities, or receive the benefits of their existing banking arrangements or facilities. Any such developments could harm our business, financial condition, and operating results, and prevent us from fully implementing our investment plan. Continued strain on the banking system may adversely impact our business, financial condition and results of operations.

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

We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to maintain our tax treatment as a RIC under subchapter M of the Code.

We have elected to be treated and intend to qualify annually as a RIC; however, no assurance can be given that we will be able to maintain our RIC tax treatment. To maintain our tax treatment as a RIC and to avoid the imposition of U.S. federal income tax on income and gains distributed to our stockholders, we must meet certain requirements, including source-of-income, asset diversification and annual distribution requirements. In order to satisfy the source-of-income requirement, we must derive at least 90% of our gross income for each year from dividends, interest, gains from sale of stock or other securities or foreign currencies, other income derived with respect to our business of investing in such stock or securities or income form “qualified publicly traded partnerships.” To maintain our tax treatment as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests in any year in which we intend to be treated as a RIC may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. In addition, in order to satisfy the annual distribution requirement for a RIC , we must timely distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. We will be subject to a 4% nondeductible U.S. federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar-year basis. We will be subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making annual distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to U.S. federal income tax on our entire taxable income without regard to any distributions made by us. If we fail to maintain our tax treatment as a RIC for any reason and become subject to U.S. federal income tax imposed at corporate rates, the resulting tax liability could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure could have a material adverse effect on us and our stockholders.

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

Due to current market conditions, we may reduce or defer our dividends and choose to incur U.S. federal excise tax in order to preserve cash and maintain flexibility.

As a BDC, we are not required to make any distributions to shareholders other than in connection with our election to be treated for U.S. federal income tax purposes as a RIC. In order to qualify as a RIC, we generally must distribute to shareholders for each taxable year at least 90% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to U.S. federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to shareholders. We will be subject to a 4% US federal excise tax on undistributed earnings of a RIC unless we distribute, each calendar year, at least the sum of (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of the amount by which our capital gain exceeds our capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax.

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, referred to as "spillover dividends", the dividend will be treated for all U.S. federal income tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillback dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for U.S. federal income tax imposed at corporate rates. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2024 until as late as December 31, 2025. If we choose to pay a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.

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

Since in certain cases we may be required to recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute on an annual basis at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to maintain our tax treatment as a RIC. In such a case, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities to satisfy the annual distribution requirements. In such circumstances, if we are unable to obtain such cash from other sources, we may fail to maintain our tax treatment as a RIC and thus be subject to U.S. federal income tax. See “We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to maintain our tax treatment as a RIC under subchapter M of the Code.”

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

•

for U.S. federal income tax purposes, we will be required to make distributions of OID income to shareholders without receiving any cash and such distributions have to be paid from offering proceeds or the sale of assets without investors being given any notice of this fact; and

•

the required recognition of OID, including PIK, interest for U.S. federal income tax purposes may have a negative impact on liquidity, because it represents a non-cash component of our taxable income that must, nevertheless, be distributed in cash to investors to avoid it being subject to U.S. federal income tax.

You may have a current tax liability on distributions you elect to reinvest in our common stock but would not receive cash to pay such tax liability.

If you participate in our dividend reinvestment plan, you will be deemed to have received, and for U.S. federal income tax purposes will be subject to U.S. federal income tax on, the amount reinvested in our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of our common stock received as a result of the distribution.

Because we expect to distribute substantially all of our net investment income and net realized capital gains to our stockholders, we will need additional capital to finance our growth, and such capital may not be available on favorable terms or at all.

We have elected to be treated for U.S. federal income tax purposes as a RIC. If we continue to meet certain requirements, including source-of-income, asset diversification and distribution requirements, and if we continue to be regulated as a BDC, we will continue to qualify as a RIC and therefore will not have to pay U.S. federal income tax on income that we timely distribute to our stockholders, allowing us to substantially reduce or eliminate our U.S. federal income tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings (other than the SBA guaranteed debentures) and any preferred stock we may issue in the future, of at least 150% at the time we issue any debt or preferred stock. This requirement limits the amount of our leverage. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or issuing preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so.

While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline. In addition, as a BDC, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. At our 2024 Annual Stockholders Meeting on June 12, 2024, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 12, 2025 or the date of our 2025 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2025 Annual Meeting of Stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25% of FIC’s then outstanding common stock immediately prior to each such sale. We do not intend to issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so. The level of net asset value dilution that could result from such an offering is not limited.

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

Our business will require capital to operate and grow. We may acquire such additional capital from the following sources:

Senior Securities. Currently we, through the SBIC Funds, issue debentures guaranteed by the SBA and have access to funds under a revolving credit facility. In the future, we may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including, but not limited to, the following:

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

Additional Common Stock. Under the provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. At our 2024 Annual Stockholders Meeting on June 12, 2024, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 12, 2025 or the date of our 2025 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2025 Annual Meeting of Stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25% of FIC’s then outstanding common stock immediately prior to each such sale. We do not intend to sell or otherwise issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so. The level of net asset value dilution that could result from such an offering is not limited. In any such case, however, the price at which our common stock is to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act and the regulations and staff interpretations thereunder. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

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

Legislative or other actions relating to taxes could have a negative effect on us. Matters pertaining to U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The Trump Administration has proposed significant changes to the Code and existing U.S. Treasury regulations, and there are a number of proposals in Congress that, if enacted would similarly modify the Code. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could have adverse consequences, including affecting our ability to qualify as a RIC or otherwise impacting the U.S. federal income tax consequences applicable to us and our investors. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our shares.

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. The current U.S. presidential administration, along with the U.S. Congress, has created significant uncertainty about the future relationship between the United States and certain other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers or the cost of such goods and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Our ability to enter into and exit investment transactions with our affiliates will be restricted.

Except in those instances where we have received prior exemptive relief from the SEC, we will be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors. We, our investment advisor, the SBIC Funds, and Fidus Credit Opportunities, L.P. received exemptive relief from the SEC under the 1940 Act, which permits us to co-invest with other funds managed by our investment advisor or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. In addition, any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is deemed our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our Independent Directors. The 1940 Act also prohibits “joint” transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our Independent Directors. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person, or entering into joint transactions with such person, absent the prior approval of the SEC. These restrictions could limit or prohibit us from making certain attractive investments that we might otherwise make absent such restrictions.

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

We, and others in our industry, are the targets of malicious cyber activity. A successful cyber-attack, whether perpetrated by criminal or state-sponsored actors, against us or our service providers, or an accidental disclosure of non-public information could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data, especially personal and other confidential information. If a significant number of the members of our management were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

Our investment advisor and our third-party service providers depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to unauthorized access, acquisition, use, alteration, or destruction, such as from the insertion of malware (including ransomware), physical and electronic break-ins or unauthorized tampering. Our investment advisor may experience threats to their data and systems, including malware and computer virus attacks, unauthorized access, or system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, personal and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause, among other adverse effects, interruptions or malfunctions in our operations, misstated or unreliable financial data, misappropriation of assets, loss of personal information, liability for stolen information, any of which could result in financial losses, litigation, regulatory enforcement action and penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation. We may have to make a significant investment to fix or replace any inoperable or compromised systems or to modify or enhance its cybersecurity controls, procedures and measures. Similarly, the public perception that we or our affiliates may have been the target of a cybersecurity threat, whether successful or not, also could have a material adverse effect on our reputation and lead to financial losses from loss of business, depending on the nature and severity of the threat.

Third parties with which we do business (including vendors that provide us with services) are sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as counterparty, employee, and borrower information. Cybersecurity failures or breaches to our investment advisor and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate its NAV, impediments to trading, the inability of our stockholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputation damages, reimbursement of other compensation costs, or additional compliance costs. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, acquisition, use, alteration or destruction of data, or other cybersecurity incidents that affects our data, resulting in increased costs and other consequences, as described above. The Company does not control the cybersecurity measures put in place by such third parties, and such third parties could have limited indemnification obligations to the Company and its affiliates. If such a third party fails to adopt or adhere to adequate cybersecurity procedures, or if despite such procedures its networks or systems are breached, information relating to investor transactions and/or personal information of investors may be lost or improperly accessed, used or disclosed. The Company, the Adviser and its affiliates have implemented processes, procedures and internal controls to mitigate cybersecurity risks and cyber intrusions, including in its vendors, but these measures, as well as the Company’s increased awareness of the nature and extent of a risk of a cyber-incident, may be ineffective and do not guarantee that a cyber-incident will not occur or that the Company’s financial results, operations or confidential information will not be negatively impacted by a cybersecurity or cyber intrusion incident. Substantial costs may be incurred in order to prevent any cyber incidents in the future.

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

The effect of global climate change may impact the operations and valuations of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies.

Climate change creates physical and financial risk and certain portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through, for example, decreased revenues, which may, in turn, impact the valuation of such portfolio companies. Extreme weather events (including wildfires, droughts, hurricanes, and floods) in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions, which, in turn, may impact the business operations of our portfolio companies.

Some of our portfolio companies may periodically become subject to new or strengthened regulations or legislation to address global climate change, which could increase their operating costs and/or decrease their revenues, which may, in turn, impact their ability to make payments on our investments and, in turn, the valuation of such portfolio companies.

Risks Relating to Our Investments

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies are susceptible to economic slowdowns or recessions (including industry specific downturns), elevated levels of inflation, and an elevated interest rate environment, and may be unable to repay our debt investments during these periods. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest.

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



In certain cases, we may recognize taxable income before or without receiving corresponding cash payments and, as a result, we may have difficulty meeting the annual distribution requirement necessary to maintain our tax qualification as a RIC.

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

Depending on market conditions and the amount of the capital involved, it may take us a substantial period of time to invest substantially all the capital in securities meeting our investment objective. During this period, we will invest such capital primarily in short-term securities consistent with our BDC election and our election to qualify as a RIC, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in longer-term investments in pursuit of our investment objective. Any distributions that we pay during such period may be substantially lower than the distributions that we may be able to pay when our portfolio is fully invested. In addition, until such time as the net proceeds of any offering or from exiting an investment or other sources capital are invested in new investments meeting our investment objective, the market price for our common stock may decline.

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

Shares of closed-end investment companies, including BDCs, frequently trade at a discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. In addition, if our common stock trades below net asset value, we will generally not be able to issue additional common stock at the market price without first obtaining the approval of our stockholders and our Independent Directors. On June 12, 2024, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 12, 2025 or the date of our 2025 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2025 Annual Meeting of Stockholders. Selling or otherwise issuing shares of FIC’s common stock below its then current net asset value per share would result in a dilution of FIC’s existing common stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25% of FIC’s then outstanding common stock immediately prior to each such sale. We do not intend to sell or otherwise issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so. The level of net asset value dilution that could result from such an offering is not limited.

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

On June 12, 2024, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a discount from net asset value per share, as long as the cumulative number of shares sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale, for a period of one year ending on the earlier of June 12, 2025 or the date of our 2025 Annual Meeting of Stockholders. Our stockholders will be asked to vote on a similar proposal at our 2025 Annual Meeting of Stockholders. If we sell or otherwise issue shares of our common stock at a discount to net asset value, it will pose a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuances or sale. In addition, such issuances or sales may adversely affect the price at which our common stock trades. For additional information and hypothetical examples of these risks, see “Sales of Common Stock Below Net Asset Value,” and for actual dilution illustrations specific to an offering, see the prospectus supplement pursuant to which such sale is made.

Our net asset value may have changed significantly since our last valuation.

Our board of directors determines the fair value of our portfolio investments on a quarterly basis based on input from our investment advisor, our audit committee and, as to certain of our investments, a third party independent valuation firm. While the board of directors will review our net asset value per share in connection with any offering, it will not always have the benefit of input from the independent valuation firm when it does so. The fair value of various individual investments in our portfolio and/or the aggregate fair value of our investments may change significantly over time. If the fair value of our investment portfolio at December 31, 2024 is less than the fair value was at the time of an offering during 2024, then we may record an unrealized loss on our investment portfolio and may report a lower net asset value per share than was reflected in the Selected Consolidated Financial Data and the financial statements included in the prospectus supplement of that offering. If the fair value of our investment portfolio at December 31, 2024 is greater than the fair value at the time of an offering during 2024, we may record an unrealized gain on our investment portfolio and may report a greater net asset value per share than so reflected in the prospectus supplement of that offering. Upon publication of this information in connection with our announcement of operating results for our fiscal year ended December 31, 2024, the market price of our common stock may fluctuate materially, and may be substantially less than the price per share you pay for our common stock in an offering.

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

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs, BDCs or SBICs;
•	failure to maintain our qualification as a RIC;
•	loss of status as an SBIC for the SBIC Funds, or any other SBIC subsidiary we may form;
•	distributions that exceed our net investment income and net income as reported according to U.S. GAAP;
•	changes or perceived changes in earnings or variations in operating results;
•	changes or perceived changes in the value of our portfolio of investments;
•	changes in accounting guidelines governing valuation of our investments;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	departure of our investment advisor’s key personnel;
•	operating performance of companies comparable to us;
•	general economic trends and other external factors; and
•	loss of a major funding source.

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

As of March 4, 2025, we had 33,914,652 shares of common stock outstanding. Sales of substantial amounts of our common stock, or the availability of shares for sale, could adversely affect the prevailing market price of our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading on June 21, 2011 on the NASDAQ Global Market under the symbol “FDUS.” Effective January 3, 2012, our common stock was included in the Nasdaq Global Select Market. The last reported price for our common stock on March 4, 2025 was $22.53 per share. As of March 4, 2025, we had 16 stockholders of record.

Price Range of Common Stock

The following table lists the high and low closing sale price for our common stock, and the closing sale price as a percentage of net asset value, or NAV, on our common stock for each fiscal quarter during the last two most recently completed fiscal years and each full fiscal quarter since the beginning of the current fiscal year.

Period	NAV(1)		High Closing Sales Price	Low Closing Sales Price	Premium / (Discount) of High Sales Price to NAV(2)	Premium / (Discount) of Low Sales Price to NAV(2)
Year Ended December 31, 2025:
First Quarter (through March 4, 2025)	$	*	$23.37	$20.81	* %	* %

Year Ended December 31, 2024:
First Quarter		$19.36	$20.04	$18.79	3.5%	(2.9)%
Second Quarter		19.50	20.47	19.26	5.0	(1.2)
Third Quarter		19.42	20.34	18.76	4.7	(3.4)
Fourth Quarter		19.33	21.49	19.10	11.2	(1.2)

Year Ended December 31, 2023:
First Quarter		$19.39	$20.90	$18.29	7.8%	(5.7)%
Second Quarter		19.13	20.08	18.10	5.0	(5.4)
Third Quarter		19.28	20.98	18.80	8.8	(2.5)
Fourth Quarter		19.37	20.13	17.69	3.9	(8.7)

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

* NAV has not yet been determined.
Shares of BDCs may trade at a market price that is less than the net asset value of those shares. The possibilities that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. It is not possible to predict whether any common stock offered pursuant to this prospectus supplement will trade at, above, or below net asset value. As of March 4, 2025, our shares of common stock traded at a premium equal to approximately 16.6% of the net assets attributable to those shares based upon our $19.33 net asset value per share as of December 31, 2024. It is not possible to predict whether the shares offered hereby will trade at, above, or below net asset value.

We intend to continue to pay quarterly distributions to our stockholders. Our distributions may include returns of paid-in capital, as well as declared dividends from earnings and profits. Our quarterly distributions, if any, are determined by our board of directors. We have elected, and intend to qualify annually, to be treated as a RIC. As long as we qualify as a RIC, we will not be taxed on our investment company taxable income or net capital gain, to the extent that such income or gain is distributed, or deemed to be distributed, to stockholders on a timely basis.

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

To maintain our qualification as a RIC, we generally must, among other things, distribute at least 90% of our net ordinary income and our net short-term capital gains in excess of our net long-term capital losses, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (i) 98% of our ordinary income for the calendar year, (ii) the amount by which our capital gain exceeds our capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year. We may retain for investment some or all of our net capital gain (i.e., net long-term capital gains in excess of net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, you will be treated as if you received an actual distribution of the capital gain we retain and then reinvested the net after-tax proceeds in our common stock. You also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gain deemed distributed to you. Please refer to “Business — Election to be Taxed as a RIC” for further information regarding the consequences of our retention of net capital gain. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Business — Regulation” and “Business — Election to be Taxed as a RIC.”

We may make distributions that are payable in cash or shares of our common stock at the election of each stockholder. In accordance with U.S. Treasury regulations and published guidance issued by the Internal Revenue Service, a publicly offered RIC may treat distributions of its own stock as counting towards its RIC distribution requirements if each stockholder may elect to receive his, her, or its entire distribution in either cash or stock of the RIC. The IRS has issued a revenue procedure indicating that this rule will apply if the total amount of cash to be distributed is not less than 20% of the total distribution. Under the revenue procedure, if too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the shareholders electing to receive cash (with the balance of the distribution paid in stock). If we decide to make any distributions that are payable in part in shares of our stock, U.S. stockholders receiving such distributions generally will be required to include the full amount of the distribution (whether received in cash, shares of our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. federal tax with respect to such distributions, including in respect of all or a portion of such distributions that are payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on such distributions, it may put downward pressure on the trading price of shares of our stock.

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

The tax character of distributions declared and paid in 2024 is described in Note 12 to our consolidated financial statements.

Stock Performance Graph

This graph compares the stockholder return on our common stock from December 31, 2019 to December 31, 2024 with that of the Russell 2000 Financial Services Index and the Standard & Poor’s 500 Total Return Stock Index. This graph assumes that on December 31, 2019, $100 was invested in our common stock, the Russell 2000 Financial Services Index, and the Standard & Poor’s 500 Total Return Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Comparison of Cumulative Total Return
For the period December 31, 2019 to December 31, 2024
Assumes Initial Investment of $100
280.00
260.00
240.00
220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Fidus Investment Corp.
S&P 500 Index
Russell 2000 Financial Services Index

Outstanding Securities

The following table shows our outstanding classes of securities as of December 31, 2024:

(a) Title of Class	(b) Amount Authorized		(c) Amount Held by us or for Our Account	d) Amount Outstanding Exclusive of Amounts Shown Under (c)
Common Stock	100,000,000		70,540	33,914,652
SBA Debentures	$350.0 million	(1)	—	$175.0 million
Credit Facility	$140.0 million		—	$45.0 million
Notes	$250.0 million		—	$250.0 million
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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	-	(1)
Offering Expenses borne by us (as a percentage of offering price)	-	(2)
Dividend reinvestment plan expenses	-	(3)
Total stockholder transaction expenses paid by us (as a percentage of offering price)	-	(4)
Annual expenses (as a percentage of net assets attributable to common stock) (5):
Base management fee	2.98%	(6)
Incentive fees payable under Investment Advisory Agreement	2.94%	(7)
Interest payments on borrowed funds	3.61%	(8)
Other expenses	1.46%	(9)
Total annual expenses, before base management fee waiver	10.99%	(10)
Base management fee waiver	(0.04%)	(11)
Total annual expenses, net of base management fee waiver	10.95%	(12)

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
(5)
Net assets attributable to common stock equals average net assets, which is calculated as the average of the net assets balances for the year ended December 31, 2024.
(6)
Our base management fee is 1.75% of the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts). This item represents actual base management fees incurred for the year ended December 31, 2024. We may from time to time decide it is appropriate to change the terms of the Investment Advisory Agreement. Under the 1940 Act, any material change to our Investment Advisory Agreement must be submitted to stockholders for approval. The 2.98% reflected in the table is calculated on our net assets (rather than our total assets). See Item 1. “Business — Management and Other Agreements—Investment Advisory Agreement.”
(7)
This item represents actual fees incurred on pre-incentive fee net investment income (income incentive fee) and actual fees payable for the capital gains incentive fee for the year ended December 31, 2024. The capital gains incentive fee payable as of December 31, 2024 was zero. For the year ended December 31, 2024, we accrued capital gains incentive fees (reversal) of $0.7 million in accordance with U.S. GAAP, which equals 0.12% of average net assets attributable to common stock; such amount has not been included in the estimated expenses figure reflected in the table above.

The incentive fee consists of two parts:

The first, payable quarterly in arrears, equals 20.0% of our pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets (including interest that is accrued but not yet received in cash), subject to a 2.0% quarterly (8.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, our investment advisor receives no incentive fee until our pre-incentive fee net investment income equals the hurdle rate of 2.0% but then receives, as a “catch-up,” 100.0% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, our investment advisor will receive 20.0% of our pre-incentive fee net investment income as if a hurdle rate did not apply.

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

See Item 1. “Business — Management and Other Agreements—Investment Advisory Agreement.”

(8)
As of December 31, 2024, we had outstanding SBA debentures of $175.0 million; we had $250.0 million outstanding of our Notes; we had secured borrowings outstanding of $13.7 million; we had $45.0 million outstanding borrowings under our senior secured revolving credit agreement with certain lenders party thereto and ING Capital, LLC, as administrative agent (the “Credit Facility”), which has a total commitment of $140.0 million. Interest payments on borrowed funds is based on estimated annual interest and fee expenses on outstanding SBA debentures, the Notes, secured borrowings and outstanding borrowings under the Credit Facility as of December 31, 2024 with a weighted average stated interest rate of 4.599% as of that date. We also pay a commitment fee between 0.5% and 2.675% per annum based the unutilized commitment under our Credit Facility. We have estimated the annual interest expense on borrowed funds and caution you that our actual interest expense will depend on prevailing interest rates and our rate of borrowing, which may be substantially higher than the estimate provided in this table.
(9)
Other expenses represent our estimated annual operating expenses, as a percentage of net assets attributable to common shares estimated for the year ended December 31, 2024, including professional fees, directors’ fees, insurance costs, expenses of our dividend reinvestment plan and payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by our administrator, expenses incurred in a money market fund, and our income tax provision (benefit) relating to deferred and current tax provision (benefit) for U.S. federal income taxes and excise, state and other taxes. See Item 1. “Business — Management and Other Agreements—Administration Agreement.” Other expenses exclude interest payments on borrowed funds and for issuances of debt securities or preferred stock, interest payments on debt securities and distributions with respect to preferred stock. “Other expenses” are based on actual other expenses for the year ended December 31, 2024.
(10)
“Total annual expenses, before base management fee waiver” as a percentage of consolidated net assets attributable to common stock are higher than the total annual expenses percentage would be for a company that is not leveraged. We borrow money to leverage our net assets and increase our total assets.
(11)
The Board of Directors accepted a voluntary, non-contractual, and unconditional waiver from the Investment Advisor to exclude any investments recorded as secured borrowings as defined under U.S. GAAP from the base management fee payable as of December 31, 2024. The base management fee waived for the year ended December 31, 2024 was $0.3 million.
(12)
The SEC requires that the “total annual expenses, net of base management fee waiver” percentage be calculated as a percentage of net assets (defined as total assets less total liabilities), rather than the total assets, including assets that have been purchased with borrowed amounts. If the “total annual expenses, net of base management fee waiver” percentage were calculated instead as a percentage of average consolidated total assets, our “total annual expenses, net of base management fee waiver” would be 6.12% of average consolidated total assets.

Example

The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical investment in us. In calculating the following expense amounts, we have assumed we would have no additional leverage and that our annual operating expenses would remain at the levels set forth in the table above, including giving effect to the management fee waiver described in the table above. Transaction expenses are not included in the following example.

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return	$ 106	$ 300	$ 472	$ 819

You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return resulting entirely from net realized capital gains (all of which is subject to our incentive fee on capital gains)

	$ 115	$ 323	$ 502	$ 852

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

These examples and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown.

Recent Sales of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended December 31, 2024.

Issuer Purchases of Equity Securities

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 28, 2024, the Board extended the Stock Repurchase Program through December 31, 2025, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified, or discontinued at any time. We did not make any repurchases of common stock during the years ended December 31, 2024, 2023, and 2022. Refer to Note 9 to our consolidated financial statements for additional information concerning stock repurchases.

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

We have certain wholly-owned subsidiaries (the “Taxable Subsidiaries”), each of which generally holds one or more of our portfolio investments listed on the consolidated schedules of investments, and have elected to be treated as corporations for U.S. federal income tax purposes and are thus subject to U.S. federal income tax imposed at corporate rates. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that our consolidated financial statements reflect our investment in the portfolio company investments owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries are to permit us to hold equity investments in portfolio companies that are classified as partnerships for U.S. federal income tax purposes (such as entities organized as limited liability companies (“LLCs”) or other forms of pass through entities) while complying with the “source-of-income” requirements contained in the RIC tax provisions. The Taxable Subsidiaries are not consolidated with us for U.S. federal income tax purposes, and each Taxable Subsidiary will be subject to U.S. federal income tax on its taxable income. Any such income or expense is reflected in the consolidated statements of operations.

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

Portfolio Composition, Investment Activity and Yield

During the years ended December 31, 2024 and 2023, we invested $394.5 million and $336.7 million, respectively, in debt and equity investments, including 16 and 16 new portfolio companies, respectively. During the years ended December 31, 2024 and 2023, we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $276.9 million and $258.8 million, respectively, including exits of ten and twelve portfolio companies, respectively. The following table summarizes investment purchases and sales and repayments of investments by type for the years ended December 31, 2024 and 2023 (dollars in millions).

	Purchases of Investments				Sales and Repayments of Investments
	2024		2023		2024		2023
First Lien Debt(1)	$318.6	80.8%	$245.7	73.0%	$165.0	59.6%	$122.7	47.4%
Second Lien Debt	33.3	8.4	25.0	7.4	67.4	24.3	81.7	31.6
Subordinated Debt	21.9	5.6	42.0	12.5	19.7	7.1	10.3	4.0
Equity	20.7	5.2	24.0	7.1	24.8	9.0	44.1	17.0
Warrants	—	—	—	—	—	—	—	—
Total	$394.5	100.0%	$336.7	100.0%	$276.9	100.0%	$258.8	100.0%

(1) For the years ended December 31, 2024 and 2023, includes unitranche securities, which account for 41.3% and 27.1% of purchases, respectively. For the years ended December 31, 2024 and 2023, includes unitranche securities, which account for 4.9% and 2.6% of repayments, respectively.

As of December 31, 2024, the fair value of our investment portfolio totaled $1.1 billion and consisted of 87 active portfolio companies and four portfolio companies that have sold their underlying operations. As of December 31, 2024, 50 portfolio companies’ debt investments bore interest at a variable rate, which represented $704.0 million, or 74.5%, of our debt investment portfolio on a fair value basis, and the remainder of our debt investment portfolio was comprised of fixed-rate investments. Overall, the portfolio had net unrealized appreciation of $15.3 million as of December 31, 2024. As of December 31, 2024, our average active portfolio company investment at amortized cost was $12.4 million, which excludes investments in four portfolio companies that have sold their underlying operations.

As of December 31, 2023, the fair value of our investment portfolio totaled $957.9 million and consisted of 81 active portfolio companies and one portfolio company that has sold its underlying operations. As of December 31, 2023, 46 portfolio companies’ debt investments bore interest at a variable rate, which represented $629.3 million, or 75.6%, of our debt investment portfolio on a fair value basis, and the remainder of our debt investment portfolio was comprised of fixed rate investments. Overall, the portfolio had net unrealized appreciation of $21.3 million as of December 31, 2023. As of December 31, 2023, our average active portfolio company investment at amortized cost was $11.6 million, which excludes an investment in the one portfolio company that has sold its underlying operations.

The weighted average yield on debt investments as of December 31, 2024 and 2023 was 13.3% and 14.2%, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of December 31, 2024 and 2023, including the accretion of OID and debt investment origination fees, but excluding investments on non-accrual status.

The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments (dollars in millions):

	Fair Value				Cost
	December 31,		December 31,		December 31,		December 31,
	2024		2023		2024		2023
First Lien Debt(1)	$718.2	65.8%	$578.1	60.3%	$729.1	67.8%	$577.7	61.6%
Second Lien Debt	83.5	7.7	119.5	12.5	116.2	10.8	148.8	15.9
Subordinated Debt	142.8	13.1	135.2	14.1	142.1	13.2	135.4	14.5
Equity	138.4	12.7	120.3	12.6	84.8	7.9	71.7	7.7
Warrants	7.6	0.7	4.8	0.5	3.0	0.3	3.0	0.3
Total	$1,090.5	100.0%	$957.9	100.0%	$1,075.2	100.0%	$936.6	100.0%

(1) Includes unitranche investments, which account for 39.9% and 40.4% of our portfolio on a fair value and cost basis as of December 31, 2024, respectively. Includes unitranche investments, which account for 37.6% and 38.5% of our portfolio on a fair value and cost basis as of December 31, 2023, respectively.

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	December 31,		December 31,		December 31,		December 31,
	2024		2023		2024		2023
United States
Midwest	$120.5	11.1%	$112.6	11.8%	$73.6	6.8%	$75.4	8.1%
Southeast	339.7	31.2	292.4	30.6	337.8	31.4	286.3	30.5
Northeast	211.8	19.4	181.4	18.9	202.2	18.8	176.4	18.8
West	194.6	17.8	172.7	18.0	232.3	21.6	191.5	20.5
Southwest	211.4	19.4	186.3	19.4	216.8	20.2	194.5	20.8
Canada	12.5	1.1	12.5	1.3	12.5	1.2	12.5	1.3
Total	$1,090.5	100.0%	$957.9	100.0%	$1,075.2	100.0%	$936.6	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value			Cost
	December 31,	December 31,		December 31,	December 31,
Name	2024	2023		2024	2023
Information Technology Services	34.0%	33.7%		37.8%	36.0%
Business Services	12.6	11.5		12.4	11.4
Healthcare Products	8.1	8.4		4.6	5.3
Component Manufacturing	7.7	8.0		7.4	8.2
Utilities: Services	4.9	4.7		4.7	4.7
Retail	4.7	4.3		4.5	4.3
Healthcare Services	4.7	3.2		4.0	3.0
Building Products Manufacturing	3.9	4.6		4.5	5.2
Consumer Services	3.3	3.2		3.3	3.2
Specialty Distribution	2.8	2.3		2.8	1.8
Environmental Industries	2.6	2.1		2.8	2.4
Promotional Products	2.4	2.3		2.3	2.2
Transportation Services	2.0	5.1		2.0	5.1
Aerospace & Defense Manufacturing	1.8	2.4		2.2	2.5
Consumer Products	1.7	1.8		1.8	1.9
Industrial Cleaning & Coatings	1.2	1.1		1.3	1.3
Oil & Gas Services	0.9	1.3		0.9	1.4
Industrial Product Services	0.7	—		0.7	—
Restaurants	—	—	(1)	—	0.1
Total	100.0%	100.0%		100.0%	100.0%

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

We also have observed, and continue to observe, supply chain disruptions, labor and resource shortages, commodity inflation, elements of financial market instability (including elevated interest rates), an uncertain economic outlook for the United States (which may include a recession), and elements of geopolitical instability (including the ongoing war in Ukraine and U.S. and China relations, and ongoing conflict in the Middle East). In the event that the U.S. economy enters into a protracted recession, it is possible that the results of certain U.S. middle market companies could experience deterioration. We are closely monitoring the effect of such market volatility may have on our portfolio companies and our investment activities. We also are maintaining close communications with our portfolio companies and have also increased oversight of credits in vulnerable industries to mitigate any decline in loan performance and reduce credit risk.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of December 31, 2024 and 2023 (dollars in millions):

	Fair Value				Cost
	December 31,		December 31,		December 31,		December 31,
Investment Rating	2024		2023		2024		2023
1	$100.0	9.2%	$85.2	8.9%	$27.2	2.5%	$29.7	3.2%
2	895.9	82.1	774.7	80.9	886.7	82.6	764.0	81.5
3	83.7	7.7	87.2	9.1	99.4	9.2	97.4	10.4
4	10.5	1.0	10.5	1.1	34.6	3.2	34.3	3.7
5	0.4	—	0.3	—	27.3	2.5	11.2	1.2
Total	$1,090.5	100.0%	$957.9	100.0%	$1,075.2	100.0%	$936.6	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of December 31, 2024 and 2023 was 2.0 and 2.0, respectively, on a fair value basis and 2.2 and 2.2, respectively, on a cost basis.

Non-Accrual

As of December 31, 2024 and December 31, 2023, we had debt investments in four and three portfolio companies, respectively on non-accrual status (dollars in millions):

	December 31, 2024		December 31, 2023
	Fair		Fair
Portfolio Company	Value	Cost	Value		Cost
Quantum IR Technologies, LLC	$—	$12.0	$—	(1)	$—	(1)
US GreenFiber, LLC	—	5.2	—		5.2
Suited Connector LLC	5.5	15.9	4.3		15.9
Virtex Enterprises, LP	4.8	11.3	5.3		10.9
Total	$10.3	$44.4	$9.6		$32.0

(1) Portfolio company debt investment was not held as of December 31, 2023.

Discussion and Analysis of Results of Operations

Comparison of fiscal years ended December 31, 2024, 2023, and 2022

Investment Income

Below is a summary of the changes in total investment income for the years ended December 31, 2024, 2023, and 2022, as well as a comparison of those periods year-over-year (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Years Ended December 31,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$ Change	% Change (1)	$ Change	% Change (1)
Interest income	$123.1	$109.9	$82.3	$13.2	12.0%	$27.6	33.5%
Payment-in-kind interest income	7.8	6.6	1.7	1.2	18.2%	4.9	298.9%
Dividend income	2.2	1.2	1.6	1.0	84.5%	(0.4)	(24.7%)
Fee income	9.6	9.5	8.0	0.1	1.3%	1.5	18.4%
Interest on idle funds	3.4	2.9	0.5	0.5	16.9%	2.4	436.3%
Total investment income	$146.1	$130.1	$94.1	$16.0	12.3%	$36.0	38.2%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the year ended December 31, 2024, total investment income was $146.1 million, an increase of $16.0 million or 12.3%, from the $130.1 million of total investment income for the year ended December 31, 2023. As reflected in the table above, the increase is primarily attributable to the following:

•
$14.4 million increase in total interest income (which includes a $1.2 million increase in PIK interest income) resulting from an increase in average debt investment balances outstanding, partially offset by a decrease in weighted average yield on debt investment balances outstanding during 2024 as compared to 2023.
•
$1.0 million increase in dividend income, during 2024 as compared to 2023, due to increased levels of distributions received from equity investments.
•
$0.1 million increase in fee income resulting from an increase in amendment and administrative fees, partially offset by a decrease in origination, management, and prepayment fees during 2024 as compared to 2023.
•
$0.5 million increase in interest on idle funds due to an increase in average cash balances outstanding during 2024 as compared to 2023.

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

Expenses

Below is a summary of the changes in total expenses, including income tax provision, for the years ended December 31, 2024, 2023, and 2022, as well as a comparison of those periods year-over-year (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Years Ended December 31,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	$ Change	% Change (1)	$ Change	% Change (1)
Interest and financing expenses	$24.4	$22.7	$18.7	$1.7	7.2%	$4.0	21.9%
Base management fee	18.9	16.3	14.6	2.6	15.8%	1.7	11.8%
Incentive fee - income	18.5	16.5	8.3	2.0	12.2%	8.2	98.7%
Incentive fee - capital gains	0.7	2.4	(0.4)	(1.7)	(69.6%)	2.8	(656.7%)
Administrative service expenses	2.6	2.4	1.9	0.2	10.4%	0.5	23.7%
Professional fees	3.2	3.0	2.5	0.2	10.4%	0.5	18.0%
Other general and administrative expenses	1.0	1.0	0.9	-	NM	0.1	3.7%
Total expenses, before base management fee waiver	69.3	64.3	46.5	5.0	7.9%	17.8	38.3%
Base management fee waiver	(0.3)	(0.3)	(0.3)	-	NM	-	NM
Total expenses, net of base management fee waiver before income tax provision	69.1	64.0	46.2	5.1	8.0%	17.8	38.5%
Income tax provision	2.4	1.0	1.4	1.4	136.9%	(0.4)	(27.1%)
Total expenses, including income tax provision	$71.5	$65.0	$47.6	$6.5	10.0%	$17.4	36.6%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the year ended December 31, 2024, total expenses, including income tax provision, were $71.5 million, an increase of $6.5 million or 10.0%, from the $65.0 million of total expenses, including income tax provision, for the year ended December 31, 2023. As reflected in the table above, the increase is primarily attributable to the following:

•
$1.7 million increase in interest and financing expenses due to an increase in the weighted average interest rate of our debt outstanding and an increase in average borrowings outstanding during 2024 as compared to 2023.
•
$2.6 million net increase in base management fee, including the base management fee waiver, due to higher average total assets during 2024 as compared to 2023.
•
$2.0 million net increase in the income incentive fee due to an increase in pre-incentive fee income during 2024, as compared to the same period in 2023.
•
$1.7 million decrease in the capital gains incentive fee due to a $(7.9) million decrease in net gain on investments (net realized gains (losses) plus net change in unrealized appreciation (depreciation) on investments) during 2024, as compared to the same period in 2023.
•
$0.2 million increase in professional fees due to increased legal and audit costs during 2024 as compared to 2023.
•
$1.4 million increase in income tax provision resulting from increased distributions received at the Taxable Subsidiaries and an increase in excise tax accrued during 2024 as compared to 2023.

For the year ended December 31, 2023, total expenses, including income tax provision, were $65.0 million, an increase of $17.4 million or 36.6%, from the $47.6 million of total expenses, including income tax provision, for the year ended December 31, 2022. As reflected in the table above, the decrease is primarily attributable to the following:

•
$4.0 million increase in interest and financing expenses due an increase in SBA debentures outstanding, during 2023 as compared to 2022.
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

Net Investment Income

Net investment income was $74.6 million, $65.1 million, and $46.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Net investment income increased by $9.5 million, or 14.6%, during fiscal 2024 as compared to fiscal 2023, as a result of the $16.0 million increase in total investment income, partially offset by the $6.5 million increase in total expenses, including the base management fee waiver and income tax provision.

Net investment income increased by $18.6 million, or 39.9%, during fiscal 2023 as compared to fiscal 2022, as a result of the $36.0 million increase in total investment income, partially offset by the $17.4 million increase in total expenses, including the base management fee waiver and income tax provision.

Net Gain (Loss) on Investments

For the year ended December 31, 2024, the total net realized gain/(loss) on investments, before income tax (provision)/benefit, was $11.6 million. Income tax (provision)/benefit from realized gains on investments was $(1.5) million for the year ended December 31, 2024. We realize a gain/(loss) on our equity investments primarily when we either sell our equity investment or the underlying portfolio company is sold. Significant realized gains (losses) for the year ended December 31, 2024 are summarized below (dollars in millions):

		Net Realized
Portfolio Company	Realization Event (1)	Gains (Losses)
Applied Data Corporation	Exit of portfolio company	$1.6
Power Grid Components, Inc.	Escrow distribution	0.2
Comply365, LLC	Exit of portfolio company	(0.1)
Frontline Food Services, LLC (f/k/a Accent Food Services, LLC)	Escrow distribution	1.3
LifeSpan Biosciences, Inc.	Sale of portfolio company	(0.4)
Virginia Tile Company, LLC	Sale of portfolio company	1.2
Pool & Electrical Products, LLC	Exit of portfolio company	8.9
Rhino Assembly Company, LLC	Sale of portfolio company	(0.1)
Magenta Buyer LLC (dba Trellix)	Exit of portfolio company	(5.3)
Gurobi Optimization, LLC	Exit of portfolio company	5.0
Mirage Trailers LLC	Escrow distribution	0.1
Sonicwall US Holdings, Inc.	Exit of portfolio company	(0.1)
Xeeva, Inc.	Escrow receivable reduction	(0.2)
BurgerFi International, LLC (dba BurgerFi)	Exit of portfolio company	(0.5)
Net realized gain (loss) on investments		11.6
Income tax (provision) benefit from realized gains on investments		(1.5)
Net realized gain (loss), net of income tax provision, on investments		$10.1

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

For the year ended December 31, 2023, the total net realized gain/(loss) on investments, before income tax (provision)/benefit was $24.1 million. Income tax (provision)/benefit from realized gains on investments was $(1.7) million for the year ended December 31, 2023. We realize a gain/(loss) on our equity investments primarily when we either sell our equity investment or the underlying portfolio company is sold. Significant realized gains (losses) for the year ended December 31, 2023 are summarized below (dollars in millions):

		Net Realized
Portfolio Company	Realization Event (1)	Gains (Losses)
The Tranzonic Companies	Escrow distribution	$0.1
Rhino Assembly Company, LLC	Exit of portfolio company	2.8
ECM Industries, LLC	Exit of portfolio company	2.7
Frontline Food Services, LLC (f/k/a Accent Food Services, LLC)	Escrow distribution	0.5
EBL, LLC (EbLens)	Exit of portfolio company	(11.5)
FAR Research Inc.	Escrow distribution	0.1
Ipro Tech, LLC	Exit of portfolio company	0.4
Hallmark Health Care Solutions, Inc.	Partial sale of equity investment	9.2
K2 Merger Agreement Agent, LLC (fka K2 Industrial Services, Inc.)	Exit of portfolio company	(0.8)
NGT Acquisition Holdings, LLC (dba Techniks Industries)	Exit of portfolio company	(0.4)
Power Grid Components, Inc.	Exit of portfolio company	9.4
Road Safety Services, Inc.	Exit of portfolio company	3.9
Mirage Trailers LLC	Escrow distribution	0.4
Aeronix Inc.	Exit of portfolio company	4.9
Comply365, LLC	Partial sale of equity investment	2.2
Oaktree Medical Centre, P.C. (dba Pain Management Associates)	Escrow distribution	0.2
Net realized gain (loss) on investments		24.1
Income tax (provision) benefit from realized gains on investments		(1.7)
Net realized gain (loss), net of income tax provision, on investments		$22.4

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

During the years ended December 31, 2024, 2023, and 2022, we recorded a net change in unrealized appreciation (depreciation) on investments attributable to the following (dollars in millions):

	Year Ended December 31,
Unrealized Appreciation (Depreciation)	2024	2023	2022
Exit, sale or restructuring of investments	$(9.5)	$(7.5)	$(60.1)
Fair value adjustments to debt investments	(15.4)	(10.5)	(20.8)
Fair value adjustments to equity investments	19.0	7.6	15.2
Net change in unrealized appreciation (depreciation)	$(5.9)	$(10.4)	$(65.7)

Net Increase in Net Assets Resulting From Operations

Net increase in net assets resulting from operations was $78.3 million, $77.1 million, and $35.8 million for the years ended December 31, 2024, 2023, and 2022, respectively, as a result of the events described above.

Liquidity and Capital Resources

As of December 31, 2024, we had $57.2 million in cash and cash equivalents and our net assets totaled $655.7 million. We believe that our current cash and cash equivalents on hand, our Credit Facility, our continued access to SBA-guaranteed debentures, and our anticipated cash flows from investments will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of debt and equity securities (including the ATM Program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. In light of current market conditions, we will continually evaluate our overall liquidity position and take proactive steps to maintain that position based on the current circumstances. This "Financial Liquidity and Capital Resources" section should be read in conjunction with the notes of our consolidated financial statements.

Cash Flows

For the year ended December 31, 2024, we experienced a net decrease in cash and cash equivalents in the amount of $62.0 million. During that period, we used $55.3 million of cash from operating activities, which included proceeds received from sales and repayments of investments of $276.9 million, which were offset by the funding of $394.5 million of investments. During the same period, we received net proceeds from the ATM Program of $66.3 million and net borrowings of $45.0 million under our Credit Facility, made repayments of SBA debentures of $35.0 million relating to Fund II, paid cash dividends to stockholders of $78.4 million, received repayments of $2.2 million on our secured borrowings, and the payment of deferred financing costs related to our debt financings of $2.4 million.

For the year ended December 31, 2023, we experienced a net increase in cash and cash equivalents in the amount of $56.7 million. During that period, we used $29.5 million of cash from operating activities, which included proceeds received from sales and repayments of investments of $258.9 million, which were offset by the funding of $336.7 million of investments. During the same period, we received net proceeds from the ATM Program of $110.3 million and proceeds from the issuances of SBA debentures of $62.0 million, which were partially offset by repayments of SBA debentures of $5.0 million, cash dividends paid to stockholders of $78.3 million, and the payment of deferred financing costs related to our debt financings of $1.8 million.

For the year ended December 31, 2022, we experienced a net decrease in cash and cash equivalents in the amount of $107.1 million. During that period, we used $105.5 million of cash from operating activities, which included proceeds received from sales and repayments of investments of $194.0 million, which were offset by the funding of $333.8 million of investments. During the same period, we received net proceeds from the ATM Program of $5.8 million and proceeds from the issuances of SBA debentures of $76.0 million, which we partially offset by repayments of SBA debentures of $30.0 million, cash dividends paid to stockholders of $49.1 million, and the payment of deferred financing costs related to our debt financings of $3.5 million.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of additional debt and equity capital.

SBA Debentures

Each of Fund III and Fund IV is licensed to operate as an SBIC, and has the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the SBA regulations, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $175.0 million, whichever is less. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. The SBA may limit the amount that may be drawn each year under the SBA debenture commitments, and each issuance of leverage is conditioned on SBIC's full compliance, as determined by the SBA, with the terms and conditions under SBA regulations. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. Fund II has completed a wind-down plan, relinquished its SBIC license and can no longer issue additional SBA debentures, effective as of March 7, 2024. On September 30, 2024, Fund IV received a license to operate as a SBIC. As of December 31, 2024, Fund III had a total leverage commitment from the SBA of $175.0 million, of which all are outstanding, and Fund IV had a total leverage commitment from the SBA of $175.0 million, of which none is outstanding. Subject to SBA regulatory requirements and approval of SBA debenture commitments, we may access up to $175.0 million of additional SBA debentures under the SBIC debenture program. For more information on the SBA debentures, please refer to Note 6 to our consolidated financial statements.

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

We have made customary representations and warranties and we are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of December 31, 2024, we were in compliance in all material respects with the terms of the Credit Agreement and there were no borrowings outstanding under the Credit Facility.

Notes

On December 23, 2020, we closed the offering of $125.0 million in aggregate principal amount of our 4.75% notes due 2026, or the “January 2026 Notes”. The total net proceeds to us from the January 2026 Notes, based on a public offering price of 100.00% of par, after deducting underwriting discounts of $2.5 million and offering expenses of $0.4 million, were $122.1 million. The January 2026 Notes will mature on January 31, 2026 and bear interest at a rate of 4.75%. The January 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed before October 31, 2025 (the date falling three months prior to maturity) and at par thereafter. Interest on the January 2026 Notes is payable on January 31 and July 31 of each year. We do not intend to list the January 2026 Notes on any securities exchange or automated dealer quotation system. As of December 31, 2024, the outstanding principal balance of the January 2026 Notes was $125.0 million.

On October 8, 2021, we closed the offering of $125.0 million in aggregate principal amount of our 3.50% notes due 2026, or the “November 2026 Notes” (collectively with the January 2026 Notes, the “Notes”). The total net proceeds to us from the November 2026 Notes, based on a public offering price of 99.996% of par, after deducting underwriting discounts of $2.5 million and offering expenses of $0.3 million, were $122.2 million. The November 2026 Notes will mature on November 15, 2026 and bear interest at a rate of 3.50%. The November 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed before August 15, 2026 (the date falling three months prior to maturity) and at par thereafter. Interest on the November 2026 Notes is payable on May 15 and November 15 of each year. We do not intend to list the November 2026 Notes on any securities exchange or automated dealer quotation system. As of December 31, 2024, the outstanding principal balance of the November 2026 Notes was $125.0 million.

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

Secured Borrowing

As of December 31, 2024, the carrying value of secured borrowings totaled $13.7 million and the fair value of the associated loans included in investments was $13.5 million. As of December 31, 2023, carrying value of secured borrowings totaled $15.9 million and the fair value of the associated loans included in investments was $15.8 million. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets that did not meet the definition of a “participating interest” as defined in ASC 860 (see Note 2. Significant Accounting Policies - Partial loan and equity sales” for more information). As a result, sale treatment was not permitted and these partial loan sales were treated as secured borrowings. The weighted average interest rate on our secured borrowings was approximately 8.568% and 9.407% as of December 31, 2024 and 2023, respectively.

As of December 31, 2024, the weighted average stated interest rates for our SBA debentures and the Notes were 4.316% and 4.125%, respectively. As of December 31, 2024, we had $95.0 million of unutilized commitment under our Credit Facility and we were subject to a 0.592% fee on such amount. As of December 31, 2024, the weighted average stated interest rate on total debt outstanding was 4.599%.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if the Board, including the independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. On June 12, 2024, our stockholders approved a proposal to authorize us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 12, 2025 or the date of our 2025 Annual Meeting of Stockholders. Our stockholders specified that the cumulative number of shares sold pursuant to such authority during such period may not exceed 25% of our then outstanding common stock immediately prior to each such sale.

Equity ATM Program

On November 10, 2022, the Company established the at-the-market program (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through Raymond James & Associates, Inc. and B. Riley Securities, Inc., each as sales agents, shares of the Company's common stock having an aggregate offering price of up to $50.0 million. On August 11, 2023, the Company increased the maximum amount of shares to be sold through the ATM Program to $150.0 million from $50.0 million. On February 29, 2024, the Company increased the maximum amount of shares to be sold through the ATM Program to $300.0 million from $150.0 million. Cumulative to date, the Company has sold 9,364,244 shares of common stock under the ATM Program at a weighted-average price of $19.75, raising $185.0 million of gross proceeds. Net proceeds were $182.5 million after commissions to the sales agents on sales sold. As of December 31, 2024, the Company had $115.0 million available under the ATM Program.

Stock Repurchase Program

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 28, 2024, the Board extended the Stock Repurchase Program through December 31, 2025, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and we cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. We did not make any repurchases of common stock during the years ended December 31, 2024, 2023, and 2022. Refer to Note 8 to our consolidated financial statements for additional information concerning stock repurchases.

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

Our Board consulted with the independent third-party valuation firm(s) in arriving at our determination of fair value for 21 and 18 of our portfolio company investments representing 27.5% and 29.9% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended December 31, 2024 and 2023, respectively) as of December 31, 2024 and 2023, respectively;

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. We have adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have a material impact on our consolidated financial statements.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•

We have entered into the Investment Advisory Agreement with Fidus Investment Advisors, LLC, as our investment advisor. Pursuant to the Investment Advisory Agreement, our investment advisor manages our day-to-day operating and investing activities. We pay our investment advisor a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. See Note 5 to our consolidated financial statements. The Investment Advisor, in consultation with the Board, agreed to voluntarily waive $0.3 million, $0.3 million, and $0.3 million of the base management fees on any assets accounted for as secured borrowings as defined under GAAP for the years ended December 31, 2024, 2023, and 2022 respectively.

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

While we may co-invest with investment entities managed by the Investment Advisor or its affiliates, to the extent permitted by the 1940 Act and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investment. Our Investment Advisor and its affiliates has received an exemptive order that expands our ability to co-invest in portfolio companies with other funds managed by the Investment Advisor or its affiliates (“Affiliated Funds”) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Independent Directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. However, neither we nor our affiliates are obligated to invest or co-invest when investment opportunities are referred to us or them.

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

Recent Developments

On January 6, 2025, we invested $15.0 million in first lien debt and $0.8 million in common equity of Customer Expressions Corp. (dba Case IQ), a leading of SaaS-based Governance, Risk and Compliance (GRC) solutions to mid-size and large enterprises.

On January 7, 2025, we invested $19.0 million in first lien debt, $0.4 million in common equity, and committed up to $2.3 million in a revolving loan to Onsight Industries, LLC, a leading provider of customized signs & displays, mailbox solutions, and site furnishings for the home builder and land developer industries.

On January 14, 2025, we exited our preferred equity investment in Healthfuse, LLC. We received a distribution on our preferred equity investment for a realized gain of approximately $3.2 million.

On January 24, 2025, we received a distribution on our equity investments in Medsurant Holdings, LLC, resulting in a net realized gain of approximately $8.2 million.

On February 5, 2025, we invested $14.0 million in first lien debt, $0.5 million in common equity, $0.1 million in preferred equity, and committed up to $2.0 million in a revolving loan to Fraser Steel LLC, a designer and manufacturer of steel tubular parts and assemblies for OEM customers used in a wide range of applications.

On February 6, 2025, we issued an additional $5.0 million in SBA debentures, which will bear interest at a fixed interim interest rate of 5.207% until the pooling date in March 2025.

On February 13, 2025, we issued an additional $14.5 million in SBA debentures, which will bear interest at a fixed interim interest rate of 5.217% until the pooling date in March 2025.

On February 18, 2025, our Board declared a regular quarterly dividend of $0.43 per share and a supplemental dividend of $0.11 per share payable March 27, 2025, to stockholders of record as of March 20, 2025.

On February 27, 2025, we repaid $12.5 million of SBA debentures with a weighted average interest rate of 5.755% which would have matured on dates ranging from March 2032 to September 2033.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Uncertainty with respect to elevated interest rates, inflationary pressures, the Russia-Ukraine war and the conflicts in the Middle East, the potential for increased tariffs and trade barriers and the failure of financial institutions introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. The prices of securities held by us may decline in response to certain events, including those directly involving the companies in which we invest and conditions affecting the general economy, including: overall market changes, including an increase in market volatility; legislative reform; local, regional, national or global political, social or economic instability; and interest rate volatility.

In the future, our investment income may also be affected by changes in various interest rates, including SOFR and prime rates, to the extent of any debt investments that include floating interest rates. Following a period of elevated interest rates to address inflation concerns, in the third quarter of 2024, the Federal Reserve cut rates for the first time since March 2020 and, most recently, cut rates in the fourth quarter of 2024. The Federal Reserve has indicated that there may be additional rate cuts in the future; however, future reductions to benchmark rates are not certain. In a high interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could result the United States into a recession, which would likely decrease interest rates. Conversely, a prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR are not offset by a corresponding increase in the spread over such base rate that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to such base rate. See Item 1A. "Risk Factors – Changes in interest rates will affect our cost of capital and net investment income” and “Risk Factors – Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies.

As of December 31, 2024 and 2023, 50 and 46 portfolio companies’ debt investments, respectively, bore interest at a variable rate, which represented $704.0 million and $629.3 million of our portfolio on a fair value basis, respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Our pooled SBA debentures and our Notes bear interest at fixed rates. Our Credit Facility bears interest, at our election, at a rate per annum equal to (a) 2.675% on SOFR loans prior to satisfying certain step-down conditions (or 2.50% after satisfying certain step-down conditions, with commensurate reductions in the applicable margins for base rate loans). We pay a commitment fee that varies depending on the size of the unused portion of the Credit Facility: 2.500% to 2.675% per annum on the unused portion of the Credit Facility at or below 35% of the commitments and 0.50% per annum on any remaining unused portion of the Credit Facility between the total commitments and the 35% minimum utilization. The Credit Agreement relating to the Credit Facility contains certain covenants, including a minimum asset coverage ratio of 1.50 to 1.00 (on a regulatory basis) and a senior asset coverage ratio of no less than 2.00 to 1.00. The Credit Facility is secured by a first priority security interest in all of our assets, excluding the assets of our SBIC subsidiaries.

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

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of December 31, 2024 (dollars in millions):

	Interest Income	Interest Expense
	Increase	Increase	Net Increase	Net Investment
Basis Point Increase (Decrease)	(Decrease) (1) (2)	(Decrease) (4)	(Decrease)	Income (3)
(200)	$(13.8)	$(1.2)	$(12.6)	$(10.1)
(150)	(10.5)	(0.9)	(9.6)	(7.7)
(100)	(7.1)	(0.7)	(6.4)	(5.1)
(50)	(3.5)	(0.4)	(3.1)	(2.5)
50	3.6	0.2	3.4	2.7
100	7.2	0.5	6.7	5.4
150	10.9	0.8	10.1	8.1
200	14.5	1.1	13.4	10.7
250	18.1	1.4	16.7	13.4
300	21.7	1.7	20.0	16.0

(1)	Certain of our variable rate debt investments have a SOFR or PRIME interest rate floor, which lessens the impact of decreases in interest rates.
(2)	Interest income calculated assuming three-month SOFR rate and PRIME rate as of December 31, 2024.
(3)	Includes the impact of income incentive fee at 20.0% on net increase (decrease) in net interest.
(4)	As of December 31, 2024, we had $45.0 million of borrowings outstanding under our Credit Facility.

Item 8. Consolidated Financial Statements and Supplementary Data.

Management’s Report on Internal Control over Financial Reporting

The management of Fidus Investment Corporation (and collectively with its subsidiaries, the “Company,” “we,” “us,” and “our”) is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of its consolidated financial statements for external publishing purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions recorded necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Our policies and procedures also provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls could become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures could deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2024. This report appears on page 85.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of Fidus Investment Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Fidus Investment Corporation and Subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes, which include the senior securities table, to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 6, 2025, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2024 and 2023, by correspondence with the custodians, portfolio companies or agents or by other appropriate procedures where replies from custodians, portfolio companies or agents were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Level 3 Investments

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company measures substantially all of its investments at fair value using unobservable inputs and assumptions as there is no readily available market value. Due to the use of unobservable inputs and assumptions in determining fair value, these investments are classified as level 3 within the fair value hierarchy and total $1,090,506 thousand as of December 31, 2024.

We identified the valuation of level 3 investments as a critical audit matter because of certain significant assumptions management makes in determining the estimate, including the selected valuation techniques, revenue, earnings or asset coverage multiples, and discount rates. Auditing management’s valuation techniques and assumptions of revenue, earnings or asset coverage multiples and the discount rate involved a high degree of auditor judgment and increased audit effort, including the use of valuation specialists, as changes in these assumptions could have a significant impact on the fair value of the level 3 investments.

Our audit procedures related to the Company’s valuation of level 3 investments included the following, among others:

•
We evaluated the appropriateness of management’s valuation techniques, such as the discounted cash flow or enterprise value, and management’s asset coverage analysis. We also evaluated whether assumptions used by management, including revenue, earnings, or asset coverage multiples, and discount rates, were reasonable by comparing and calibrating these inputs to purchase data and market information obtained from external sources while considering portfolio company specific factors like performance. For a selection of investments, we utilized valuation specialists to perform this evaluation.
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

March 6, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Fidus Investment Corporation and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Fidus Investment Corporation and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes, which include the senior securities table, to the consolidated financial statements (collectively, the financial statements) of the Company and our report dated March 6, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ RSM US LLP

Chicago, Illinois

March 6, 2025

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	December 31,	December 31,
	2024	2023
ASSETS
Investments, at fair value:
Control investments (cost: $6,832 and $6,832, respectively)	$—	$—
Affiliate investments (cost: $56,679 and $46,485, respectively)	102,024	83,876
Non-control/non-affiliate investments (cost: $1,011,646 and $883,312, respectively)	988,482	874,030
Total investments, at fair value (cost: $1,075,157 and $936,629, respectively)	1,090,506	957,906
Cash and cash equivalents	57,159	119,131
Interest receivable	15,119	11,965
Prepaid expenses and other assets	1,328	1,896
Total assets	$1,164,112	$1,090,898
LIABILITIES
SBA debentures, net of deferred financing costs (Note 6)	$168,899	$204,472
Notes, net of deferred financing costs (Note 6)	248,362	247,243
Borrowings under Credit Facility, net of deferred financing costs (Note 6)	43,954	(1,082)
Secured borrowings	13,674	15,880
Accrued interest and fees payable	5,784	5,924
Base management fee payable, net of base management fee waiver – due to affiliate	4,805	4,151
Income incentive fee payable – due to affiliate	4,477	4,570
Capital gains incentive fee payable – due to affiliate	14,703	17,509
Administration fee payable and other – due to affiliate	919	789
Taxes payable	1,850	1,227
Accounts payable and other liabilities	1,019	741
Total liabilities	$508,446	$501,424
Commitments and contingencies (Note 7)
NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 33,914,652 and 30,438,979 shares issued and
outstanding at December 31, 2024 and December 31, 2023, respectively)	$34	$31
Additional paid-in capital	567,159	504,087
Total distributable earnings	88,473	85,356
Total net assets	655,666	589,474
Total liabilities and net assets	$1,164,112	$1,090,898
Net asset value per common share	$19.33	$19.37

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations

(in thousands, except shares and per share data)

	Years Ended December 31,
	2024	2023	2022
Investment Income:
Interest income
Control investments	$—	$—	$—
Affiliate investments	3,533	4,026	3,464
Non-control/non-affiliate investments	119,620	105,921	78,880
Total interest income	123,153	109,947	82,344
Payment-in-kind interest income
Control investments	—	—	—
Affiliate investments	9	—	30
Non-control/non-affiliate investments	7,831	6,634	1,633
Total payment-in-kind interest income	7,840	6,634	1,663
Dividend income
Control investments	—	—	—
Affiliate investments	1,830	519	725
Non-control/non-affiliate investments	412	696	889
Total dividend income	2,242	1,215	1,614
Fee income
Control investments	—	—	—
Affiliate investments	183	65	457
Non-control/non-affiliate investments	9,389	9,385	7,525
Total fee income	9,572	9,450	7,982
Interest on idle funds	3,347	2,864	534
Total investment income	146,154	130,110	94,137
Expenses:
Interest and financing expenses	24,398	22,749	18,665
Base management fee	18,855	16,288	14,568
Incentive fee - income	18,549	16,529	8,318
Incentive fee (reversal) - capital gains	731	2,405	(432)
Administrative service expenses	2,598	2,353	1,902
Professional fees	3,208	2,906	2,463
Other general and administrative expenses	1,003	1,031	994
Total expenses before base management fee waiver	69,342	64,261	46,478
Base management fee waiver	(264)	(287)	(302)
Total expenses, net of base management fee waiver	69,078	63,974	46,176
Net investment income before income taxes	77,076	66,136	47,961
Income tax provision (benefit)	2,440	1,030	1,412
Net investment income	74,636	65,106	46,549
Net realized and unrealized gains (losses) on investments:
Net realized gains (losses):
Control investments	—	(11,458)	48
Affiliate investments	134	546	39,833
Non-control/non-affiliate investments	11,451	34,983	25,754
Total net realized gain (loss) on investments	11,585	24,071	65,635
Income tax (provision) benefit from realized gains on investments	(1,480)	(1,662)	(1,841)
Income tax (provision) from deemed distribution of long term capital gains	—	—	(8,568)
Net change in unrealized appreciation (depreciation):
Control investments	—	11,083	(13,233)
Affiliate investments	7,954	(8,395)	(35,979)
Non-control/non-affiliate investments	(13,882)	(13,047)	(16,490)
Total net change in unrealized appreciation (depreciation) on investments	(5,928)	(10,359)	(65,702)
Net gain (loss) on investments	4,177	12,050	(10,476)
Realized losses on extinguishment of debt	(521)	(23)	(251)
Net increase (decrease) in net assets resulting from operations	$78,292	$77,133	$35,822
Per common share data:
Net investment income per share-basic and diluted	$2.29	$2.47	$1.90
Net increase in net assets resulting from operations per share — basic and diluted	$2.40	$2.93	$1.46
Dividends declared per share	$2.42	$2.88	$2.00
Weighted average number of shares outstanding — basic and diluted	32,585,238	26,365,269	24,468,172

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets

(in thousands, except shares)

	Common Stock			Additional	Total
	Number of	Par		paid-in	distributable	Total net
	shares	value		capital	earnings	assets
Balances at December 31, 2021	24,437,400	$24		$361,807	$125,933	$487,764
Public offering of common stock, net of expenses	290,388	1		5,808	—	5,809
Net investment income	—	—		—	46,549	46,549
Net realized gain (loss) on investments, net of taxes	—	—		—	63,794	63,794
Net unrealized appreciation (depreciation) on investments	—	—		—	(65,702)	(65,702)
Realized losses on extinguishment of debt	—	—		—	(251)	(251)
Dividends declared	—	—		—	(49,052)	(49,052)
Deemed distribution of long term capital gains	—	—		32,233	(40,801)	(8,568)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—		(3,932)	3,932	—
Balances at December 31, 2022	24,727,788	$25		$395,916	$84,402	$480,343
Public offering of common stock, net of expenses	5,680,355	6		110,319	—	110,325
Shares issued under dividend reinvestment plan	30,836	0	*	603	—	603
Net investment income	—	—		—	65,106	65,106
Net realized gain (loss) on investments, net of taxes	—	—		—	22,409	22,409
Net unrealized appreciation (depreciation) on investments	—	—		—	(10,359)	(10,359)
Realized losses on extinguishment of debt	—	—		—	(23)	(23)
Dividends declared	—	—		—	(78,930)	(78,930)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—		(2,751)	2,751	—
Balances at December 31, 2023	30,438,979	$31		$504,087	$85,356	$589,474
Public offering of common stock, net of expenses	3,393,501	3		66,266	—	66,269
Shares issued under dividend reinvestment plan	82,172	0	*	1,595	—	1,595
Net investment income	—	—		—	74,636	74,636
Net realized gain (loss) on investments, net of taxes	—	—		—	10,105	10,105
Net unrealized appreciation (depreciation) on investments	—	—		—	(5,928)	(5,928)
Realized losses on extinguishment of debt					(521)	(521)
Dividends declared	—	—		—	(79,964)	(79,964)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—		(4,789)	4,789	—
Balances at December 31, 2024	33,914,652	$34		$567,159	$88,473	$655,666
*amount is greater than zero but less than one

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2024	2023	2021
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$78,292	$77,133	$35,822
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Net change in unrealized (appreciation) depreciation on investments	5,928	10,359	65,702
Net realized (gain) loss on investments	(11,585)	(24,071)	(65,635)
Interest and dividend income paid-in-kind	(7,840)	(6,634)	(1,663)
Accretion of original issue discount	(1,187)	(461)	(242)
Accretion of loan origination fees	(2,814)	(2,504)	(1,625)
Purchase of investments	(394,532)	(336,741)	(333,846)
Proceeds from sales and repayments of investments	276,861	258,875	193,980
Proceeds from loan origination fees	2,569	3,600	2,124
Realized losses on extinguishment of debt	521	23	251
Amortization of deferred financing costs	2,110	2,146	2,104
Amortization of deferred equity financing costs	32	60	3
Changes in operating assets and liabilities:
Interest receivable	(3,154)	(139)	(3,595)
Prepaid expenses and other assets	847	(501)	(1,045)
Accrued interest and fees payable	(140)	1,177	79
Base management fee payable, net of base management fee waiver – due to affiliate	654	382	634
Income incentive fee payable – due to affiliate	(93)	1,535	413
Capital gains incentive fee (reversal) – due to (from) affiliate	(2,806)	(5,150)	(6,568)
Administration fee payable and other – due to (from) affiliate	130	213	(92)
Taxes payable	623	(8,710)	7,527
Accounts payable and other liabilities	278	(49)	135
Net cash provided by (used for) operating activities	(55,306)	(29,457)	(105,537)
Cash Flows from Financing Activities:
Proceeds from common stock offerings, net of expenses	66,269	110,325	5,809
Proceeds received from SBA debentures	—	62,000	76,000
Repayments of SBA debentures	(35,000)	(5,000)	(30,000)
Proceeds received from (repayments of) borrowings under Credit Facility, net	45,000	—	—
Proceeds received from (repayments of) Secured Borrowings, net	(2,206)	(1,000)	(757)
Payment of deferred financing costs	(2,360)	(1,760)	(3,530)
Dividends paid to stockholders, including expenses	(78,369)	(78,327)	(49,052)
Net cash provided by (used for) financing activities	(6,666)	86,238	(1,530)
Net increase (decrease) in cash and cash equivalents	(61,972)	56,781	(107,067)
Cash and cash equivalents:
Beginning of period	119,131	62,350	169,417
End of period	$57,159	$119,131	$62,350
Supplemental information and non-cash activities:
Cash payments for interest	$22,428	$19,426	$16,482
Cash payments for taxes, net of tax refunds received	$3,297	$11,402	$4,294
Shares issued under dividend reinvestment plan	$1,595	$603	$-

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2024

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets

Control Investments (t)
US GreenFiber, LLC (n)	Building Products Manufacturing
Second Lien Debt (j)(y)			0.00%/0.00%	7/3/2014	8/30/2024	$5,226	$5,223	$—
Common Equity (2,522 units) (h)(j)				7/3/2014			585	—
Common Equity (425,508 units) (j)				8/30/2019			1	—
Common Equity (1,022,813 units) (h)(j)				7/1/2020			1,023	—
							6,832	—	0%

Total Control Investments							$6,832	$—	0%

Affiliate Investments (l)
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	Building Products Manufacturing
Subordinated Debt (j)			11.00%/0.00%	12/31/2021	12/31/2027	$9,602	$9,602	$9,602
Common Equity (5,690 units) (h)(j)				12/31/2021			5,690	6,571
Common Equity (7,113 units) (h)(j)				12/31/2021			7,113	8,214
Common Equity (2,012 units) (h)(j)				12/31/2021			-	-
							22,405	24,387	4%
CP Communications, LLC	Business Services
First Lien Debt (am)		(S + 8.50%) / (4.00%)	12.96%/0.00%	12/4/2024	12/4/2029	6,350	6,304	6,304
Holdco Note (j)			8.00%/8.00%	12/4/2024	6/4/2030	1,509	1,502	1,502
Preferred Equity (62 units)				12/4/2024			500	500
							8,306	8,306	1%
Medsurant Holdings, LLC	Healthcare Services
Preferred Equity (84,997 units) (h)(j)				4/12/2011			314	2,231
Warrant (252,588 units) (h)(j)(m)				4/12/2011			2,257	7,632
							2,571	9,863	1%
Pfanstiehl, Inc.	Healthcare Products
Common Equity (2,550 units) (j)				3/29/2013			255	39,923	6%

Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	Aerospace & Defense Manufacturing
First Lien Debt (j)(ag)		(S + 6.00%) / (1.00%)	10.57%/0.00%	2/12/2021	2/11/2026	15,000	14,976	14,186
Common Equity (12,035 units) (j)				8/25/2021			1,204	—
Common Equity (38,493 units) (j)				12/16/2022			2,609	—
Common Equity (6,783 units) (j)				7/10/2023			686	—
Common Equity (4,663 units) (j)				9/16/2022			472	—
Common Equity (21,689 units) (j)				5/22/2024			2,195	735
							22,142	14,921	2%
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Common Equity (1,000,000 units) (j)				11/12/2015			1,000	4,624	1%

Total Affiliate Investments							$56,679	$102,024	15%

Non-control/Non-affiliate Investments
2KDirect, Inc. (dba iPromote)	Information Technology Services
First Lien Debt (k)(at)		(S + 8.00%) / (0.50%)	12.74%/0.00%	6/25/2021	6/25/2026	$7,076	$7,051	$7,076
First Lien Debt (j)(aa)		(S + 8.00%) / (0.50%)	8.99%/0.00%	7/30/2021	6/25/2026	2,141	2,141	2,141
Common Equity (1,000,000 units)				6/25/2021			1,000	—
							10,192	9,217	1%
301 Edison Holdings Inc. (dba LGG Industrial)	Specialty Distribution
First Lien Debt (j)			11.75%/1.50%	11/14/2023	11/13/2028	11,597	11,471	11,597
Preferred Equity (518,135 units) (j)				11/14/2023			1,000	1,000
							12,471	12,597	2%
Acendre Midco, Inc.	Information Technology Services
First Lien Debt (j)		(S + 7.75%) / (0.50%)	12.60%/0.00%	10/6/2021	10/6/2026	5,418	5,412	5,418
First Lien Debt (j)		(S + 7.75%) / (0.50%)	12.60%/0.00%	10/6/2021	10/6/2026	12,313	12,289	12,313
Revolving Loan (j)		(S + 7.75%) / (0.50%)	12.60%/0.00%	10/6/2021	10/6/2026	1,000	1,000	1,000
Common Equity (500,000 shares) (j)				10/6/2021			371	365
Warrant (150,000 shares) (j)(m)				10/6/2021			129	1
Preferred Equity (77,016 shares) (j)				9/26/2022			88	143
							19,289	19,240	3%
Ad Info Parent, Inc. (dba MediaRadar)	Information Technology Services
First Lien Debt (j)		(S + 6.25%) / (1.00%)	10.75%/0.00%	11/1/2023	9/16/2029	12,375	12,319	11,996
Revolving Loan ($865 unfunded commitment) (i)(j)		(S + 6.25%) / (1.00%)	10.75%/0.00%	11/1/2023	9/16/2029	577	570	577
Preferred Equity (1,250,000 units) (j)				11/1/2023			1,250	735
							14,139	13,308	2%
Aldinger Company	Business Services
Common Equity (12,504 units)				6/30/2023			254	1,645
Preferred Equity (12,861 units)				6/30/2023			1,286	1,583
							1,540	3,228	0%
Allredi, LLC (fka Marco Group International OpCo, LLC)	Industrial Cleaning & Coatings
Second Lien Debt (j)			0.00%/17.00%	3/2/2020	9/2/2026	14,880	13,665	12,623
Common Equity (570,636 units) (h)(j)				7/21/2017			637	36
Common Equity (39,443 units) (h)(j)				11/24/2021			22	36
Common Equity (524,624units) (h)(j)				8/3/2023			45	61
							14,369	12,756	2%
American AllWaste LLC (dba WasteWater Transport Services)	Environmental Industries
First Lien Debt (j)(p)		(S + 6.75%) / (1.00%)	11.32%/0.00%	6/28/2021	3/31/2028	22,218	22,180	22,218
First Lien Debt (j)(o)		(S + 6.75%) / (1.00%)	8.82%/0.00%	6/28/2021	3/31/2028	330	330	328
First Lien Debt (j)			15.25%/0.00%	3/28/2024	3/31/2028	5,864	5,864	5,864
Preferred Equity (500 units) (h)(j)				5/31/2018			500	—
Preferred Equity (207 units) (h)(j)				8/6/2019			250	—
Preferred Equity (141 units) (h)(j)				11/2/2020			171	—
Preferred Equity (74 units) (h)(j)				12/29/2021			97	—
Preferred Equity (52 units) (h)(j)				11/27/2024			52	—
Preferred Equity (312 units) (h)(j)				12/30/2024			312	312
Common Equity (1,405 units) (h)(j)				12/30/2024			—	—
							29,756	28,722	4%
AmeriWater, LLC	Component Manufacturing
First Lien Debt (af)		(S + 6.25%) / (1.00%)	10.58%/0.00%	7/8/2022	7/8/2027	7,340	7,316	7,340
Subordinated Debt (j)			7.00%/7.00%	7/8/2022	1/8/2028	2,382	2,377	2,382
Common Equity (1,000 units) (h)(j)				7/8/2022			1,000	1,392

							10,693	11,114	2%
AOM Intermediate Holdco, LLC (dba AllOver Media)	Information Technology Services
Common Equity (1,232 units) (h)(j)				2/1/2022			1,372	1,459	0%

APM Intermediate Holdings, LLC (dba Artistic Paver Manufacturing, Inc.)	Building Products Manufacturing
First Lien Debt (ai)		(S + 7.25%) / (2.00%)	11.84%/0.00%	11/8/2022	11/8/2027	18,200	18,126	17,808
Common Equity (1,200 units) (h)(j)				11/8/2022			1,200	644
							19,326	18,452	3%
Auto CRM LLC (dba Dealer Holdings)	Information Technology Services
Subordinated Debt			0.00%/14.50%	10/1/2021	12/31/2028	784	782	783
Subordinated Debt			0.00%/14.50%	12/30/2024	12/31/2028	1,722	1,722	1,722
Common Equity (500 units) (j)				10/1/2021			500	291
							3,004	2,796	0%
Axis Medical Technologies LLC (dba MoveMedical)	Information Technology Services
First Lien Debt (j)		(S + 6.50%) / (2.00%)	11.13%/0.00%	10/24/2024	10/24/2029	13,600	13,535	13,535
Revolving Loan ($800 unfunded commitment) (j)(x)		(S + 6.50%) / (2.00%)	11.13%/0.00%	10/24/2024	10/24/2029	—	(4)	—
Preferred Equity (1,200,000 units) (j)				10/25/2024			1,148	1,148
							14,679	14,683	2%
Bad Boy Mowers JV Acquisition, LLC	Consumer Products
Subordinated Debt (k)			9.00%/4.50%	11/9/2023	11/9/2030	13,695	13,626	13,695
Preferred Equity (13,000 units) (j)				11/9/2023			1,300	1,438
							14,926	15,133	2%
Barefoot Mosquito and Pest Control, LLC	Consumer Services
First Lien Debt (k)(s)		(S + 6.50%) / (2.00%)	11.02%/0.00%	11/27/2024	12/22/2029	26,800	26,800	26,800
Common Equity (4,422 units) (h)(j)				12/22/2023			—	—
Preferred Equity (16,693 units) (h)(j)				12/22/2023			1,669	1,736
							28,469	28,536	4%
BCM One Group Holdings, Inc.	Information Technology Services
Subordinated Debt (j)			11.75%/0.00%	11/17/2021	11/17/2028	17,667	17,562	17,667	3%

Bedford Precision Parts LLC	Specialty Distribution
Common Equity (500,000 units) (h)(j)				3/12/2019			470	444	0%

Brightmore Brands LLC	Retail
First Lien Debt (j)(al)		(S + 5.38%) / (1.50%)	9.97%/0.00%	9/13/2022	9/9/2029	24,000	23,675	24,000
Common Equity (1,000 units) (j)				9/13/2022			1,000	1,856
Common Equity (371 units) (j)				9/9/2024			713	732
							25,388	26,588	4%
Cardback Intermediate, LLC (dba Chargeback Gurus)	Information Technology Services
First Lien Debt (j)(ah)		(S + 6.50%) / (0.75%)	11.35%/0.00%	8/10/2021	8/10/2026	8,927	8,902	8,927
Common Equity (495 shares) (j)				8/10/2021			125	123
Preferred Equity (495 shares) (j)				8/10/2021			125	325
							9,152	9,375	1%
Choice Technology Solutions, LLC (dba Choice Merchant Solutions, LLC)	Information Technology Services
First Lien Debt (j)		(S + 7.25%) / (1.00%)	12.09%/0.00%	4/1/2022	4/1/2027	10,550	10,529	10,550
Revolving Loan ($1,000 unfunded commitment) (i)(j)		(S + 6.25%) / (1.00%)	11.09%/0.00%	4/1/2022	4/1/2027	—	—	—
Preferred Equity (500,000 units) (h)(j)				8/21/2023			500	148
							11,029	10,698	2%
CIH Intermediate, LLC	Business Services
Subordinated Debt (k)			10.00%/1.00%	3/3/2022	3/3/2028	12,666	12,594	12,666
Common Equity (563 shares) (j)				3/3/2022			400	1,935
Preferred Equity (563 shares) (j)				3/3/2022			400	995
							13,394	15,596	2%
CRS Solutions Holdings, LLC (dba CRS Texas)	Business Services
Common Equity (574,929 units) (h)(j)				6/28/2022			272	—	0%

CTM Group, Inc. (dba Venuplus, Inc.)	Business Services
First Lien Debt		(S + 4.75%) / (1.00%)	9.40%/2.75%	2/28/2023	11/30/2026	7,980	7,898	7,980
Subordinated Debt			7.75%/6.50%	2/28/2023	11/30/2027	2,251	2,235	2,019
Common Equity (400,000 units)				2/28/2023			400	35
							10,533	10,034	2%
Dataguise, Inc.	Information Technology Services
Subordinated Debt (j)			11.00%/2.00%	12/30/2022	11/23/2027	22,590	22,560	22,590
Common Equity (909 shares) (j)				12/31/2020			1,500	1,276
							24,060	23,866	4%
Dealerbuilt Acquisition, LLC	Information Technology Services
First Lien Debt (ac)		(S + 5.75%) / (4.00%)	10.36%/1.00%	7/21/2023	7/21/2026	13,455	13,404	13,455
Subordinated Debt (j)			7.50%/7.50%	7/21/2023	1/21/2027	11,603	11,556	11,603
Common Equity (1,000 Units) (h)(j)				7/21/2023			—	—
Preferred Equity (1,000 Units) (h)(j)				7/21/2023			1,000	1,000
							25,960	26,058	4%
Detechtion Holdings, LLC	Information Technology Services
First Lien Debt (k)		(S + 5.75%) / (2.25%)	10.34%/2.00%	6/21/2023	6/21/2028	23,604	23,508	23,604
Revolving Loan ($1,000 unfunded commitment) (j)(w)		(S + 7.75%) / (2.25%)	12.34%/0.00%	7/12/2024	6/21/2028	—	(4)	—
Subordinated Debt (j)			0.00%/14.00%	6/21/2023	6/21/2028	2,477	2,469	2,477
Common Equity (601,532 units) (h)(j)				6/21/2023			602	657
							26,575	26,738	4%
Diversified Search LLC	Business Services
First Lien Debt (j)(r)		(S + 7.50%) / (1.00%)	12.09%/0.00%	2/7/2019	9/30/2025	24,155	24,124	23,612
Common Equity (573 units) (h)(j)				2/7/2019			552	203
							24,676	23,815	4%
Donovan Food Brokerage, LLC	Business Services
First Lien Debt (ae)		(S + 6.25%) / (2.00%)	10.84%/0.00%	2/23/2024	2/23/2029	17,108	17,043	17,108
Common Equity (598,832 units) (j)				2/23/2024			599	1,125
							17,642	18,233	3%
Elements Brands, LLC	Consumer Products
First Lien Debt (j)			12.25%/0.00%	12/31/2020	6/30/2025	2,025	2,025	2,025
Revolving Loan (j)			12.25%/0.00%	12/31/2020	6/30/2025	1,500	1,500	1,500
							3,525	3,525	1%
Enterprise Asset Management FM Purchaser, Inc. (dba MCIM)	Information Technology Services
First Lien Debt (j)		(S + 5.75%) / (2.00%)	10.34%/2.00%	5/20/2024	5/20/2029	17,214	17,140	17,214
Common Equity (551,470 units) (j)				5/20/2024			750	846
							17,890	18,060	3%
Estex Manufacturing Company, LLC	Component Manufacturing
First Lien Debt (j)(az)		(S + 5.00%) / (2.00%)	9.55%/0.00%	10/1/2024	10/1/2029	5,531	5,474	5,474
Common Equity (75,000 units) (j)				10/1/2024			750	750
							6,224	6,224	1%
Fishbowl Solutions, LLC	Information Technology Services
First Lien Debt		(S + 7.75%) / (1.00%)		3/25/2022	3/25/2027	18,811	18,738	18,811
First Lien Debt (j)		(S + 7.75%) / (1.00%)	12.62%/0.00%	12/27/2024	3/25/2027	10,001	10,001	10,001
Revolving Loan ($2,223 unfunded commitment) (i)(j)		(S + 7.75%) / (1.00%)	12.62%/0.00%	12/27/2024	3/25/2027	777	777	777
							29,516	29,589	5%
Fumex, LLC	Industrial Product Services

First Lien Debt (j)(ar)		(S + 4.75%) / (1.00%)	9.26%/0.00%	11/27/2024	11/27/2029	7,000	6,949	6,949
Common Equity (3,500 units) (h)(j)				11/27/2024			350	350
							7,299	7,299	1%
Global Plasma Solutions, Inc.	Component Manufacturing
Common Equity (601 shares) (j)				2/1/2024			162	261
Common Equity (1,705 shares) (j)				9/21/2018			188	371
							350	632	0%
GMP HVAC, LLC (dba McGee Heating & Air, LLC)	Utilities: Services
First Lien Debt (j)		(S + 7.00%) / (2.00%)	11.59%/0.00%	12/8/2023	12/8/2028	20,596	20,497	20,596
Revolving Loan ($1,500 unfunded commitment) (i)(j)		(S + 7.00%) / (2.00%)	11.59%/0.00%	12/8/2023	12/8/2028	—	(7)	—
Preferred Equity (1,394 units) (h)(j)				12/8/2023			1,406	1,594
							21,896	22,190	3%
GP&C Operations, LLC (dba Garlock Printing and Converting)	Component Manufacturing
Common Equity (515,625 units) (h)(j)				1/22/2021			516	913	0%

Green Cubes Technology, LLC (dba Green Cubes)	Information Technology Services
First Lien Debt (j)(ax)		(S + 7.50%) / (2.00%)	12.13%/0.00%	10/16/2024	10/16/2029	22,500	22,235	22,234	3%

Haematologic Technologies, Inc.	Healthcare Services
First Lien Debt		(S + 5.25%) / (3.00%)	10.11%/3.00%	10/11/2019	6/30/2026	6,422	6,422	6,422
Common Equity (630 units) (h)(j)				10/11/2019			630	—
Common Equity (169 units) (h)(j)				6/26/2023			169	214
							7,221	6,636	1%
Hallmark Health Care Solutions, Inc.	Healthcare Services
Common Equity (3,645,752 units) (j)				9/18/2023			3,646	3,743	1%

Healthfuse, LLC	Healthcare Services
Preferred Equity (197,980 units)				11/13/2020			739	4,038	1%

Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt (j)			11.50%/1.25%	4/25/2023	6/30/2028	24,804	24,562	24,804
Common Equity (5,837 units) (j)				3/23/2016			—	1,350
Common Equity (637 units) (j)				8/7/2023			24	147
Preferred Equity (868 units) (j)				10/16/2020			154	341
							24,740	26,642	4%
IBH Holdings, LLC (fka Inflexxion, Inc.)	Business Services
Common Equity (150,000 units) (j)				6/20/2018			—	—	0%

InductiveHealth Informatics, LLC	Healthcare Services
First Lien Debt (j)		(S + 7.75%) / (2.00%)	12.44%/0.50%	9/20/2024	9/20/2028	20,029	19,819	19,819
Preferred Equity (367 units) (j)				9/20/2024			367	367
Common Equity (1,361 units) (j)				9/20/2024			—	—
							20,186	20,186	3%
Informatics Holdings, Inc. (dba Wasp Barcode Technologies)	Information Technology Services
First Lien Debt (j)(v)		(S + 6.50%) / (2.50%)	11.09%/0.00%	5/1/2024	3/7/2029	9,000	8,985	9,000
Preferred Equity (1,000,000 units) (j)				3/7/2024			1,000	1,000
							9,985	10,000	2%
ISI PSG Holdings, LLC (dba Incentive Solutions, Inc.)	Business Services
First Lien Debt (j)(aj)		(S + 7.50%) / (0.50%)	11.98%/0.00%	4/5/2021	4/5/2026	10,649	10,623	10,886
First Lien Debt (j)(an)		(S + 7.50%) / (0.50%)	8.48%/0.00%	6/30/2021	4/5/2026	11,203	11,203	11,036
Common Equity (256,964 units) (h)(j)				4/5/2021			500	488
							22,326	22,410	3%
Janus Health Technologies, Inc.	Information Technology Services
First Lien Debt			12.00%/0.00%	1/3/2024	1/3/2028	5,000	4,983	5,000
First Lien Debt (j)			12.00%/0.00%	1/3/2024	6/3/2025	2,500	2,497	2,500
Preferred Equity (68,361 units)				1/3/2024			1,500	1,472
							8,980	8,972	1%
Jumo Health, Inc.	Healthcare Services
First Lien Debt (j)(aw)		(S + 5.50%) / (2.00%)	10.11%/0.00%	8/16/2024	8/16/2029	6,000	5,934	5,934
Common Equity (1,359 shares) (j)				8/16/2024			—	—
Preferred Equity (1,359 shares) (j)				8/16/2024			750	750
							6,684	6,684	1%
The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Common Equity (855 shares) (j)				12/8/2017			933	128	0%

Level Education Group, LLC (dba CE4Less)	Business Services
First Lien Debt (ak)		(S + 5.75%) / (2.00%)	10.62%/0.00%	4/1/2021	4/1/2026	2,315	2,305	2,315
Common Equity (1,000,000 units) (j)				4/1/2021			1,000	1,695
							3,305	4,010	1%
LifeSpan Biosciences, Inc.	Healthcare Products
Subordinated Debt (j)			11.50%/0.00%	3/19/2021	4/7/2028	16,000	15,972	16,000
Common Equity (108 shares) (j)				6/7/2024			595	518
							16,567	16,518	3%
MBS Opco, LLC (dba Marketron)	Information Technology Services
First Lien Debt (j)		(S + 8.50%) / (1.50%)	13.35%/0.00%	9/29/2022	9/28/2026	27,000	26,941	27,000	4%

MDME Holding Corp.	Healthcare Products
First Lien Debt		(S + 6.25%) / (1.00%)	10.73%/0.00%	8/31/2023	8/3/2027	11,774	11,711	11,610
Common Equity (4,735 units) (j)				9/18/2023			—	—
Preferred Equity (12,500 units) (j)				9/18/2023			1,250	527
							12,961	12,137	2%
Micronics Filtration Holdings, Inc. (dba Micronics Engineered Filtration Group, Inc.)	Component Manufacturing
First Lien Debt (k)(as)		(S + 5.25%) / (0.50%)	10.10%/0.00%	2/17/2022	2/17/2027	30,000	29,445	30,000
Common Equity (14,400 units) (j)				2/17/2022			1,440	6,933
							30,885	36,933	6%
Netbase Solutions, Inc. (dba Netbase Quid)	Information Technology Services
First Lien Debt (k)(ap)		(P + 4.00%) / (3.25%)	11.50%/0.00%	11/18/2021	11/18/2025	15,869	15,841	15,711	2%

NWS Technologies, LLC	Utilities: Services
First Lien Debt (u)		(S + 8.00%) / (2.50%)	12.59%/0.00%	6/20/2023	6/16/2028	17,000	16,823	17,000
Common Equity (1 unit) (h)(j)				6/20/2023			1,110	843
Preferred Equity (0.375 units) (h)(j)				6/20/2023			370	409
							18,303	18,252	3%
OnePath Systems, LLC	Information Technology Services
Common Equity (732,542 shares) (j)				9/30/2022			500	790	0%
							500	790
Palmetto Moon, LLC	Retail
Common Equity (499 units) (j)				11/3/2016			265	1,274	0%

Pinnergy, Ltd.	Oil & Gas Services
Subordinated Debt (j)			10.00%/0.00%	6/30/2022	6/30/2027	10,200	10,163	10,200	2%

PowerGrid Services Acquisition, LLC	Utilities: Services
Common Equity (5,461 units) (h)(j)				9/21/2021			494	1,231	0%

Prime AE Group, Inc.	Business Services
First Lien Debt (j)(ab)		(S + 8.75%) / (2.00%)	13.21%/0.00%	11/25/2019	11/22/2025	5,500	5,488	5,500
Preferred Equity (900,000 shares) (j)				11/25/2019			900	364
							6,388	5,864	1%
Puget Collision, LLC	Retail
First Lien Debt (j)(av)		(S + 7.00%) / (2.00%)	11.59%/0.00%	1/4/2024	1/4/2029	22,232	22,016	22,232
Subordinated Debt (h)(j)			0.00%/10.00%	11/22/2024	5/22/2026	60	59	60
Subordinated Debt (h)(j)			0.00%/10.00%	12/20/2024	6/20/2026	37	37	37
Common Equity (310 units) (h)(j)				1/4/2024			810	1,284
							22,922	23,613	4%
QED Technologies International, Inc.	Component Manufacturing
First Lien Debt (q)		(S + 5.25%) / (1.50%)	9.84%/0.50%	3/1/2023	3/1/2028	15,551	15,468	15,551
Common Equity (140 shares) (j)				2/28/2023			1,402	3,574
							16,870	19,125	3%
Quantum IR Technologies, LLC	Information Technology Services
First Lien Debt (j) (y)			14.00%/0.00%	3/19/2024	12/20/2026	12,000	11,964	—
Common Equity (12,183 shares) (j)				3/19/2024			2,400	—
							14,364	—	0%
Quest Software US Holdings Inc.	Information Technology Services
Second Lien Debt (j)		(S + 7.50%) / (0.50%)	12.24%/0.00%	3/1/2022	2/1/2030	20,000	19,540	9,645	1%

R1 Holdings, LLC (dba RoadOne IntermodaLogistics)	Transportation services
First Lien Debt (j)		(S + 6.25%) / (1.00%)	10.84%/0.00%	12/30/2022	12/30/2028	6,279	6,110	6,303
Subordinated Debt (j)			8.75%/5.00%	12/30/2022	6/30/2029	1,475	1,443	1,475
Common Equity (280,000 units) (j)				12/30/2022			280	238
							7,833	8,016	1%
R.F. Fager Company LLC	Specialty Distribution
Second Lien Debt (j)			12.75%/0.00%	3/4/2024	8/4/2030	14,000	13,932	14,000
Common Equity (12,500 units) (h)(j)				3/4/2024			1,208	1,343
							15,140	15,343	2%
Rhino Assembly Company, LLC (n)	Specialty Distribution
Common Equity (Class A Units) (10,915 units) (h)(j)				8/11/2017			—	—
Preferred Equity (Units N/A) (h) (j)				12/10/2020			—	—
Common Equity (Class F Units) (710 units) (h)(j)				12/10/2020			—	—
							—	—	0%
ServicePower, Inc.	Information Technology Services
First Lien Debt (k)		(S + 8.00%) / (3.25%)	12.61%/0.00%	3/15/2024	3/15/2028	21,000	20,750	21,000	3%

SES Investors, LLC (dba SES Foam) (n)	Building Products Manufacturing
Common Equity (6,000 units) (h)(j)				9/8/2016			—	—	0%

Suited Connector LLC	Information Technology Services
Second Lien Debt (j)(y)			0.00%/13.00%	10/29/2021	6/1/2028	20,721	15,933	5,505
Common Equity (97,808 units) (h)(j)				12/1/2021			857	—
							16,790	5,505	1%
Tedia Company, LLC	Healthcare Products
First Lien Debt (j)		(S + 8.75%) / (1.00%)	13.60%/0.00%	3/4/2022	3/4/2027	15,600	15,562	15,600
Revolving Loan ($2,250 unfunded commitment) (i)(j)		(S + 8.75%) / (1.00%)	13.60%/0.00%	3/4/2022	3/4/2027	—	(10)	—
Subordinated Debt (j)			7.75%/7.75%	3/4/2022	9/4/2027	3,088	3,081	3,531
Preferred Equity (1,000 units) (h)(j)				3/4/2022			1,000	995
							19,633	20,126	3%
Thrust Flight LLC	Business Services
First Lien Debt ($2,625 unfunded commitment)(i)(j)(au)		(S + 5.75%) / (2.00%)	10.36%/0.00%	9/9/2024	9/9/2029	9,800	9,710	9,710
Common Equity (1,050,000 units) (h)(j)				9/9/2024			1,050	1,050
							10,760	10,760	2%
Tiger Calcium Services Inc. (aq)	Transportation services
Second Lien Debt (j) (ao)			12.50%/0.00%	12/21/2022	5/31/2025	12,500	12,489	12,529	2%

UBEO, LLC	Business Services
Common Equity (705,000 units) (h)(j)				4/3/2018			655	2,214	0%

United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)(j)				4/1/2012			891	—
Warrant (57,469 units) (j)(m)				3/5/2012			565	—
							1,456	—	0%
USG AS Holdings, LLC	Utilities: Services
First Lien Debt (j)		(S + 8.50%) / (2.50%)	13.24%/0.00%	2/23/2023	2/23/2028	10,000	9,937	10,000
Common Equity (Units N/A) (j)				2/21/2023			387	1,480
							10,324	11,480	2%
Virginia Tile Company, LLC (n)	Specialty Distribution
Common Equity ( units) (j)				12/19/2014			—	5	0%

Virtex Enterprises, LP	Component Manufacturing
Second Lien Debt (y)		(S + 0.00%) / (2.50%)	4.46%/9.75%	4/13/2022	6/30/2026	15,005	10,906	4,437
Subordinated Debt (y)		(S + 4.00%) / (2.50%)	10.46%/0.00%	9/20/2023	12/31/2025	354	353	328
							11,259	4,765	1%
W50 Holdings, LLC	Business Services
Subordinated Debt (j)			12.50%/0.00%	3/22/2024	3/24/2031	12,500	12,361	12,500
Preferred Equity (Units N/A) ($100 unfunded commitment) (j)				3/21/2024			900	804
							13,261	13,304	2%
White Label Communication, LLC	Information Technology Services
First Lien Debt (j)		(S + 6.00%) / (1.00%)	10.36%/0.00%	10/11/2023	10/11/2029	17,369	17,290	17,369
Common Equity (536 units) (h)(j)				10/11/2023			—	—
Preferred Equity (5,000 units) (h)(j)				10/11/2023			500	545
							17,790	17,914	3%
Winona Foods, Inc.	Specialty Distribution
First Lien Debt (j)		(S + 6.00%) / (6.00%)	17.00%/0.00%	12/13/2023	6/13/2027	2,032	2,010	2,032	0%

Wonderware Holdings, LLC (dba CORE Business Technologies)	Information Technology Services
First Lien Debt (k)(z)		(S + 7.00%) / (1.00%)	11.73%/0.00%	2/10/2021	3/31/2025	8,316	8,315	8,316	1%

World Tours LLC	Consumer Services
First Lien Debt (ay)		(S + 6.50%) / (2.00%)	11.02%/0.00%	11/13/2024	11/13/2029	6,000	5,956	5,956
Preferred Equity (1,000,000 units) (h)(j)				11/13/2024			1,000	1,000
							6,956	6,956	1%
Worldwide Express Operations, LLC	Transportation services
Common Equity (795,000 units) (j)				7/21/2021			795	847
Common Equity (752,380 units) (h)(j)				7/26/2021			225	658
							1,020	1,505	0%
Zonkd, LLC	Component Manufacturing
First Lien Debt (j)		(S + 9.00%) / (1.00%)	14.75%/0.00%	3/18/2022	3/18/2027	3,000	2,898	3,000
Common Equity (4,987 units) (h)(j)				3/18/2022			169	951
							3,067	3,951	1%

Total Non-control/Non-affiliate Investments	$1,011,646	$988,482	151%

Total Investments	$1,075,157	$1,090,506	166%

Money market funds (included in cash and cash equivalents)
Goldman Sachs Financial Square Treasury Obligation Institution CUSIP (38141W323) (ad)	$48,715	$48,715	8%
Total money market funds	$48,715	$48,715	8%
Total Investments and Money Market Funds	$1,123,872	$1,139,221	174%

(a) See Note 3 to the consolidated financial statements for portfolio composition by geographic location.

(b) Equity ownership may be held in shares or units of companies related to the portfolio companies. The Company’s investments are generally classified as “restricted securities”, unless otherwise noted, as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144. As of December 31, 2024, the Company held restricted securities with an aggregate fair value of $1,090,506, or 166% of the Company's net assets.

(c) All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.

(d) Variable rate investments bear interest at a rate indexed to Prime (P) or SOFR (S), which are reset monthly, bimonthly, quarterly, or semi-annually. Certain variable rate investments also include a Prime or SOFR interest rate floor. For each investment, the Company has provided the spread over the reference rate and the Prime or SOFR floor, if any, as of December 31, 2024.

(e) Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of December 31, 2024. Generally, payment-in-kind interest can be paid-in-kind or all in cash.

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

(i) The disclosed commitment represents the unfunded amount as of December 31, 2024. The Company is earning 0.50% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate which will be earned if the commitment is funded.

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

(q) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.88% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(r) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.98% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(s) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.34% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(u) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.17% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(v) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.14% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(w) The disclosed commitment represents the unfunded amount as of December 31, 2024. The Company is earning 0.75% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

(x) The disclosed commitment represents the unfunded amount as of December 31, 2024. The Company is earning 1.00% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

(y) Investment was on non-accrual status as of December 31, 2024.

(z) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.28% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ab) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 5.25% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ac) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of 2.76% and PIK interest amount of 1.26% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ad) This investment is classified as a Level 1 investment. For further detail on the fair value measurements, see Note 4 to the consolidated financial statements.

(ae) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.52% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ag) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.92% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(al) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.08% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ao) The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company can not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2024, total non-qualifying assets at fair value represented 1.08% of the Company's total assets calculated in accordance with the 1940 Act.

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

(as) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.08% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(av) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 0.69% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ax) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.06% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ay) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.16% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(az) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.41% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

The Company provides customized debt and equity financing solutions to lower middle-market companies, and may make investments directly or through its two wholly-owned investment company subsidiaries, Fidus Mezzanine Capital III, L.P. (“Fund III”) and Fidus Mezzanine Capital IV, L.P. (“Fund IV”) (collectively, Fund III and Fund IV are referred to as the “SBIC Funds”). The SBIC Funds are licensed by the U.S. Small Business Administration (the “SBA”) as small business investment companies (“SBIC”). The SBIC licenses allow the SBIC Funds to obtain leverage by issuing SBA-guaranteed debentures (“SBA debentures”), subject to the issuance of leverage commitments by the SBA and other customary procedures. As SBICs, the SBIC Funds are subject to regulations of and oversight by the SBA under the Small Business Investment Act of 1958, as amended (the “SBIC Act”), concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments.

We believe that utilizing both FIC and the SBIC Funds as investment vehicles provides us with access to a broader array of investment opportunities. Given our access to lower cost capital through the SBA’s SBIC debenture program, we expect that we will make investments through active SBIC funds until the earlier of the end of such fund's investment period, or when the fund reaches its borrowing limit under the SBA program. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350,000.

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
•
Credit risk - Credit risk represents the risk of counterparties failing to perform pursuant to the terms of their agreements with the Company. Issues of high-yield debt securities in which the Company invests are more likely to default on interest or principal than are issues of investment-grade securities.
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

Segments: In accordance with ASC Topic 280 — Segment Reporting, the Company is externally managed and has determined that it has a single reporting segment and operating unit structure, which derives investment income from its portfolio investments. The chief operating decision makers assesses performance for the Company based on net investment income, net realized and unrealized gains (losses) from investments, and net increase (decrease) in net assets resulting from operations, which are reported on the consolidated statements of operations. The chief operating decision makers also may assess the Company's performance by completing an industry benchmarking analysis using the metrics disclosed in Note 10. Financial Highlights. The Company's chief operating decision makers (the “CODM”) are the Investment Advisor’s investment committee. Subject to the overall supervision of the Company's board of directors, the Investment Advisor manages the day-to-day operations of, and provides investment advisory and management services to, the Company. The information and operating expense categories included in the consolidated statements of operations are fully reflective of the significant expense categories and amounts that are regularly provided to the CODM.

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

Partial loan and equity sales: The Company follows the guidance in ASC 860, Transfers and Servicing ("ASC 860"), when accounting for loan (debt investment) participations, equity assignments and other partial loan sales. Such guidance requires a participation, assignment or other partial loan or equity sale to meet the definition of a “participating interest,” as defined in the guidance, in order for sale treatment to be allowed. Participations, assignments or other partial loan or equity sales which do not meet the definition of a participating interest should remain on the Company’s consolidated statements of assets and liabilities and the proceeds recorded as a secured borrowing until the definition is met. For these partial loan sales, the interest earned on the entire loan balance is recorded within “interest income” and the interest earned by the buyer in the partial loan sale is recorded within “interest and financing expenses” in the accompanying consolidated statements of operations.

Income taxes: The Company has elected, and intends to qualify annually, to be treated as a RIC under subchapter M of the Code, and, as such will not be subject to U.S. federal income tax on the portion of its taxable income (including gains) distributed as dividends for U.S. federal income tax purposes to stockholders. Taxable income includes the Company’s taxable interest, dividend and fee income, reduced by certain deductions as well as taxable net realized investment gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as such gains or losses are not included in taxable income until they are realized.

To qualify as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing dividends of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for distributions paid, to its stockholders. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is based upon the annual earnings estimated by the management of the Company. To the extent that the Company’s earnings fall below the amount of dividend distributions declared, however, a portion of the total amount of the Company’s distributions for the fiscal year may be deemed a return of capital for U.S. federal income tax purposes.

In the future, the SBIC Funds may be limited by provisions of the SBIC Act and SBA regulations governing SBICs from making certain distributions to FIC that may be necessary to enable FIC to make the minimum distributions required to maintain its RIC tax treatment.

The Company has certain wholly-owned subsidiaries (the “Taxable Subsidiaries”) that have elected to be treated as corporations for U.S. federal income tax purposes and are thus subject to U.S. federal income tax imposed at corporate rates, each of which generally holds one or more of the Company’s portfolio investments listed on the consolidated schedules of investments. The Taxable Subsidiaries are consolidated for financial reporting purposes, such that the Company’s consolidated financial statements reflect the Company’s investment in the portfolio company investments owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies that are taxed as partnerships for U.S. federal income tax purposes (such as entities organized as limited liability companies (“LLCs”) or other forms of pass through entities) while complying with the “source-of-income” requirements contained in the RIC tax provisions. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal income tax purposes, and each Taxable Subsidiary will be subject to U.S. federal income tax on its taxable income. Any such income or expense is reflected in the consolidated statements of operations.

U.S. federal income tax determinations differ from GAAP, and as a result, distributions for U.S. federal income tax purposes may differ from net investment income and realized gains recognized under GAAP. Differences may be permanent or temporary. Permanent differences may arise as a result of, among other items, a difference in the book and adjusted tax basis of certain assets and nondeductible U.S. federal income tax. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future.

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits included in the income tax provision, if any. There were no material uncertain income tax positions at December 31, 2024 and 2023. The Company’s tax returns are generally subject to examination by U.S. federal and most state tax authorities for a period of three years from the date the respective returns are filed, and, accordingly, the Company’s 2021 through 2023 tax years remain subject to examination.

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

Earnings and net asset value per share: The earnings per share calculations for the years ended December 31, 2024, 2023 and 2022, are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Stock Repurchase Program: The Company has an open market stock repurchase program (the “Stock Repurchase Program”) under which the Company may acquire up to $5,000 of its outstanding common stock. Under the Stock Repurchase Program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act”), including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by the Company’s management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 28, 2024 the Board extended the Stock Repurchase Program through December 31, 2025, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require the Company to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. The Company did not make any repurchases of common stock during the years ended December 31, 2024, 2023, and 2022. Refer to Note 8 for additional information concerning stock repurchases.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have a material impact on its consolidated financial statements.

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

As of December 31, 2024, the Company had active investments in 87 portfolio companies and residual investments in four portfolio companies that have sold their underlying operations. The aggregate fair value of the total portfolio was $1,090,506 and the weighted average yield on the Company’s debt investments was 13.3% as of such date. As of December 31, 2024, the Company held equity investments in 85.7% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 3.5%.

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

The weighted average yield of the Company’s debt investments is not the same as a return on investment for its stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of all of the Company’s and its subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of December 31, 2024 and 2023, including accretion of OID and debt investment origination fees, but excluding investments on non-accrual status and investments recorded as a secured borrowing, if any.

Purchases of debt and equity investments for the years ended December 31, 2024, 2023 and 2022 totaled $394,532, $336,741, and $333,846, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the years ended December 31, 2024, 2023 and 2022 totaled $276,861, $258,875, and $193,980 respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	December 31,		December 31,		December 31,		December 31,
	2024		2023		2024		2023
First Lien Debt(1)	$718,120	65.8%	$578,140	60.3%	$729,084	67.8%	$577,684	61.6%
Second Lien Debt	83,543	7.7	119,561	12.5	116,250	10.8	148,806	15.9
Subordinated Debt	142,839	13.1	135,173	14.1	142,056	13.2	135,447	14.5
Equity	138,371	12.7	120,264	12.6	84,816	7.9	71,740	7.7
Warrants	7,633	0.7	4,768	0.5	2,951	0.3	2,952	0.3
Total	$1,090,506	100.0%	$957,906	100.0%	$1,075,157	100.0%	$936,629	100.0%

(1) Includes unitranche investments, which account for 39.9% and 40.4% of our portfolio on a fair value and cost basis as of December 31, 2024, respectively. Includes unitranche investments, which account for 37.6% and 38.5% of our portfolio on a fair value and cost basis as of December 31, 2023, respectively.

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	December 31,		December 31,		December 31,		December 31,
	2024		2023		2024		2023
United States
Midwest	$120,537	11.1%	$112,607	11.8%	$73,636	6.8%	$75,436	8.1%
Southeast	339,683	31.2	292,408	30.6	337,762	31.4	286,329	30.5
Northeast	211,758	19.4	181,412	18.9	202,206	18.8	176,389	18.8
West	194,568	17.8	172,705	18.0	232,262	21.6	191,545	20.5
Southwest	211,431	19.4	186,274	19.4	216,802	20.2	194,466	20.8
Canada	12,529	1.1	12,500	1.3	12,489	1.2	12,464	1.3
Total	$1,090,506	100.0%	$957,906	100.0%	$1,075,157	100.0%	$936,629	100.0%

The following table shows portfolio composition by type and by geographic region at fair value as a percentage of net assets.

By Type			By Geographic Region
	December 31,	December 31,		December 31,	December 31,
	2024	2023		2024	2023
First Lien Debt	109.5%	98.1%	United States
Second Lien Debt	12.7	20.3	Midwest	18.4%	19.1%
Subordinated Debt	21.8	22.9	Southeast	51.8	49.6
Equity	21.1	20.4	Northeast	32.3	30.8
Warrants	1.2	0.8	West	29.7	29.3
Total	166.3%	162.5%	Southwest	32.2	31.6
			Canada	1.9	2.1
			Total	166.3%	162.5%

As of December 31, 2024 and 2023, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio on a fair value or cost basis. As of December 31, 2024 and 2023, the Company had no investments that exceeded 5% of totals assets.

As of December 31, 2024 and 2023, the Company had debt investments in four and three portfolio companies, respectively, on non-accrual status:

	December 31, 2024		December 31, 2023
	Fair		Fair
Portfolio Company	Value	Cost	Value		Cost
Quantum IR Technologies, LLC	$—	$11,964	$—	(1)	$—	(1)
US GreenFiber, LLC	—	5,223	—		5,223
Suited Connector LLC	5,505	15,933	4,324		15,933
Virtex Enterprises, LP	4,765	11,259	5,340		10,906
Total	$10,270	$44,379	$9,664		$32,062

(1)	Debt investment in portfolio company was not on non-accrual status as of December 31, 2023.

Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of control and affiliate investments as of December 31, 2023 and any additions and reductions made to such investments during the year ended December 31, 2024, including the total investment income earned on such investments during the year.

						Year Ended December 31, 2024
Portfolio Company (1)	December 31, 2024 Principal Amount - Debt Investments	December 31, 2023 Fair Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2024 Fair Value	Net Realized Gains (Losses) (4)	Net Change in Unrealized Appreciation (Depreciation)	Interest Income	Payment-in-kind Interest Income	Dividend Income	Fee Income
Control Investments
US GreenFiber, LLC	$5,226	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total Control Investments	$5,226	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Affiliate Investments
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	$9,602	$24,590	$—	$(203)	$24,387	$—	$(202)	$1,074	$—	$—	$—
CP Communications, LLC	7,859	—	8,360	(54)	8,306	—	-	88	9	—	163
Medsurant Holdings, LLC	—	5,930	4,262	(329)	9,863	—	4,261	—	—	1,328	—
Pfanstiehl, Inc.	—	33,321	6,602	—	39,923	—	6,602	—	—	348	—
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	15,000	15,321	2,217	(2,617)	14,921	—	(2,617)	2,371	—	—	20
Steward Holding LLC (dba Steward Advanced Materials)	—	4,714	—	(90)	4,624	—	(90)	—	—	154	—
Total Affiliate Investments	$32,461	$83,876	$21,441	$(3,293)	$102,024	$—	$7,954	$3,533	$9	$1,830	$183

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

The table below represents the fair value of control and affiliate investments as of December 31, 2022 and any additions and reductions made to such investments during the year ended December 31, 2023, including the total investment income earned on such investments during the year.

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

An investment’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s investment portfolio is comprised entirely of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available, with the exception of money market funds, which are valued using Level 1 inputs as of December 31, 2024. Therefore, the Company values such portfolio investments at fair value, as determined in good faith by the Board, using Level 3 inputs with the exception of money market funds, that were valued using Level 1 inputs as of December 31, 2024. The degree of judgment exercised by the Board in determining fair value is greatest for investments classified as Level 3 inputs. Due to the inherent uncertainty of determining the fair values of investments that do not have readily available market quotations, the Board’s estimate of fair values may differ significantly from the values that would have been used had a ready market for the securities existed, and those differences may be material. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the amounts ultimately realized on these investments to be materially different than the valuations currently assigned.

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

The Board consulted with the independent third-party valuation firm(s) in arriving at our determination of fair value for 21 and 18 of our portfolio company investments representing 27.5% and 29.9% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended December 31, 2024 and 2023, respectively) as of December 31, 2024 and 2023, respectively.

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

The following tables present fair value measurements of investments by major class according to the fair value hierarchy:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$718,120	$718,120
Second Lien Debt	—	—	83,543	83,543
Subordinated Debt	—	—	142,839	142,839
Equity	—	—	138,371	138,371
Warrants	—	—	7,633	7,633
Money Market Funds	48,715	—	—	48,715
Total	$48,715	$—	$1,090,506	$1,139,221

	December 31, 2023
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$578,140	$578,140
Second Lien Debt	—	—	119,561	119,561
Subordinated Debt	—	—	135,173	135,173
Equity	257	—	120,007	120,264
Warrants	—	—	4,768	4,768
Money Market Funds	114,556	—	—	114,556
Total	$114,813	$—	$957,649	$1,072,462

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the years ended December 31, 2024 and 2023.

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the years ended December 31, 2024 and 2023:

	First Lien	Second Lien	Subordinated
	Debt	Debt	Debt	Equity	Warrants	Total
Balance, December 31, 2022	$456,105	$182,948	$101,456	$117,431	$2,079	$860,019
Net realized gains (losses) on investments	—	(10,168)	178	34,061	—	24,071
Net change in unrealized appreciation (depreciation) on investments	(2,064)	1,461	(1,096)	(11,343)	2,689	(10,353)
Purchase of investments	245,741	25,000	42,041	23,959	—	336,741
Proceeds from sales and repayments of investments	(122,680)	(81,719)	(10,328)	(44,101)	—	(258,828)
Interest and dividend income paid-in-kind	1,516	1,770	3,348	—	—	6,634
Proceeds from loan origination fees	(2,647)	(331)	(622)	—	—	(3,600)
Accretion of loan origination fees	2,101	214	189	—	—	2,504
Accretion of original issue discount	68	386	7	—	—	461
Balance, December 31, 2023	$578,140	$119,561	$135,173	$120,007	4,768	$957,649
Net realized gains (losses) on investments	(3,482)	(2,154)	—	17,791	—	12,155
Net change in unrealized appreciation (depreciation) on investments	(11,420)	(3,462)	1,057	4,719	2,865	(6,241)
Purchase of investments	318,608	33,281	21,966	20,677	—	394,532
Proceeds from sales and repayments of investments	(164,986)	(67,363)	(19,689)	(24,823)	—	(276,861)
Interest and dividend income paid-in-kind	1,270	2,520	4,050	—	—	7,840
Proceeds from loan origination fees	(2,252)	(123)	(194)	—	—	(2,569)
Accretion of loan origination fees	2,172	173	469	—	—	2,814
Accretion of original issue discount	70	1,110	7	—	—	1,187
Balance, December 31, 2024	$718,120	$83,543	$142,839	$138,371	$7,633	$1,090,506

Net change in unrealized appreciation/(depreciation) of $984 and $(12,219) for the years ended December 31, 2024 and 2023, respectively, were attributable to Level 3 investments held at December 31, 2024 and 2023, respectively.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of December 31, 2024 and 2023. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at	Valuation	Unobservable	Range
	December 31, 2024	Techniques	Inputs	(weighted average)(1)
Debt investments:
First Lien Debt	$714,595	Discounted cash flow	Weighted average cost of capital	7.8% - 26.2% (14.5%)
	3,525	Enterprise value waterfall	Asset Coverage	1.0x - 1.0x (1.0x)

Second Lien Debt	79,106	Discounted cash flow (2)	Weighted average cost of capital	13.4% - 55.5% (20.7%)
	4,437	Option Pricing	Volatility of credit	85.0% - 85.0% (85.0%)

Subordinated Debt	142,839	Discounted cash flow	Weighted average cost of capital	10.4% - 20.0% (13.2%)

Equity investments:
Equity	132,741	Enterprise value waterfall	EBITDA multiples	3.5x - 30.0x (11.0x)
	5,630	Enterprise value waterfall	Revenue multiples	0.8x - 9.0x (6.6x)

Warrants	7,633	Enterprise value waterfall	EBITDA multiples	3.5x - 3.5x (3.5x)
	-	Enterprise value waterfall	Revenue multiples	4.0x - 4.0x (4.0x)

(1) Unobservable inputs were weighted by the relative fair value of the instruments.

(2) Includes $9.6 million of debt investments which were valued using a trading discount to par.

	Fair Value at	Valuation	Unobservable	Range
	December 31, 2023	Techniques	Inputs	(weighted average)(1)
Debt investments:
First Lien Debt	$573,140	Discounted cash flow	Weighted average cost of capital	9.4% - 23.4% (15.6%)
	5,000	Enterprise value	Asset Coverage	1.3x - 1.3x (1.3x)

Second Lien Debt	119,561	Discounted cash flow (2)	Weighted average cost of capital	12.7% - 30.0% (16.1%)

Subordinated Debt	134,965	Discounted cash flow	Weighted average cost of capital	10.3% - 16.4% (13.4%)
	208	Enterprise value	EBITDA multiples	6.0x - 6.0x (6.0x)

Equity investments:
Equity	112,008	Enterprise value	EBITDA multiples	4.0x - 32.5x (9.5x)
	7,999	Enterprise value	Revenue multiples	0.7x - 9.5x (7.5x)

Warrants	4,625	Enterprise value	EBITDA multiples	6.0x - 6.0x (6.0x)
	143	Enterprise value	Revenue multiples	4.5x - 4.5x (4.5x)

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

The significant unobservable input used in determining fair value under the option pricing technique (or Black-Scholes model) is volatility. Significant increases (or decreases) in this input could result in significantly higher (or lower) fair value estimates.

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

The following tables summarize the carrying value and fair value of the Company’s debt obligations as of December 31, 2024 and 2023:

	December 31, 2024(5)		December 31, 2023(5)
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
SBA debentures (2)	$175,000	$175,000	$210,000	$210,000
Credit Facility borrowings (3)	45,000	45,000	—	—
January 2026 Notes (4)	125,000	120,188	125,000	113,682
November 2026 Notes (4)	125,000	114,293	125,000	106,103
Total	$470,000	$454,481	$460,000	$429,785
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
(5)
Totals exclude $13,674 and $15,880 of Secured Borrowings as of December 31, 2024 and December 31, 2023, respectively.

The following table summarizes the inputs used to value the Company’s debt obligations if measured at fair value as of December 31, 2024 and 2023:

	Fair Value
	December 31,	December 31,
Valuation Inputs	2024	2023
Level 1	$—	$—
Level 2	—	—
Level 3	454,481	429,785
Total	$454,481	$429,785

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

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents, but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The Board accepted a voluntary, non-contractual, and unconditional waiver from the Investment Advisor to exclude any investments recorded as secured borrowings as defined under GAAP from the base management fee payable effective April 1, 2021. See Note 6. Borrowings – Secured Borrowings for more information about the secured borrowings. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement for the years ended December 31, 2024, 2023 and 2022 totaled $18,855, $16,288, and $14,568, respectively. The base management fee waiver was $264, $287, and $302 for the years ended December 31, 2024, 2023, and 2022 respectively. As of December 31, 2024 and 2023, the base management fee payable (net of the base management fee waiver) was $4,805 and $4,151, respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee for the years ended December 31, 2024, 2023 and 2022 totaled $18,549, $16,529, and $8,318, respectively. As of December 31, 2024 and 2023, the income incentive fee payable was $4,477 and $4,570, respectively.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid in cash to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and losses since the Company's IPO on June 24, 2011 (realized capital gains and losses include realized gains and losses on investments, net of income tax provision from realized gains on investments, and realized losses on extinguishment of debt, but excluding income tax (provision) benefit from deemed distribution of long term capital gains), and the aggregate unrealized capital depreciation on investments as of the date of the calculation. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains on investments, less cumulative aggregate tax (provision) benefit on realized gains (losses), less cumulative aggregate realized capital losses on investments, less aggregate unrealized capital depreciation on investments, and less cumulative aggregate realized losses on extinguishment of debt. If this number is positive at the end of such year, then the capital gains incentive fee to be paid in cash for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of December 31, 2024 and 2023, the capital gains incentive fee payable in cash was zero and $3,537, respectively (as cumulative aggregate realized capital gains and losses on investments exceeded aggregate unrealized capital depreciation on investments plus realized losses on extinguishment of debt). The aggregate amount of capital gains incentive fees paid from the IPO through December 31, 2024 was $17,577.

In addition, the Company accrues, but does not pay in cash, a capital gains incentive fee in connection with any unrealized capital appreciation on investments, as applicable. If, on a cumulative basis, the sum of (i) net realized gains/(losses) on investments, net of income tax (provision) benefit from realized gains on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of (i) net realized gains/(losses) on investments, net of income tax (provision) benefit from realized gains on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt. The capital gains incentive fee accrued (reversed) during the years ended December 31, 2024, 2023 and 2022 was $731, $2,405, and $(432), respectively. As of December 31, 2024 and 2023, the accrued capital gains incentive fee payable was $14,703 and $17,509, respectively.

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

Administration Agreement: The Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. Most recently, on June 12, 2024, the Board approved the renewal of the Administration Agreement for the period from June 20, 2024 through June 20, 2025. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides clerical, bookkeeping, and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies on the Company's behalf to those portfolio companies that have accepted the Company's offer to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies, including “dead deal” expenses. Under the Administration Agreement, administrative service expenses for the years ended December 31, 2024, 2023 and 2022 were $2,598, $2,353 and $1,902, respectively. As of December 31, 2024 and 2023, the accrued administrative service expense payable was $934 and $993, respectively.

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

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of December 31, 2024 and 2023, the Company was in compliance in all material respects with the terms of the Credit Agreement.

SBA debentures: The Company uses debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs; such debentures have 10-year terms with the entire principal balance due at maturity and are guaranteed by the SBA. Interest on SBA debentures is payable semi-annually on March 1 and September 1. As of December 31, 2024 and 2023, approved and unused SBA debenture commitments were $175,000 and zero, respectively. The SBA may limit the amount that may be drawn each year under any SBA debenture commitments, and each issuance of leverage is conditioned on the Company’s full compliance, as determined by the SBA, with the terms and conditions under SBA regulations.

As of December 31, 2024 and 2023, the Company’s issued and outstanding SBA debentures mature as follows:

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

Notes: On December 23, 2020, the Company closed the offering of $125,000 in aggregate principal amount of its 4.75% notes due 2026, or the “January 2026 Notes”. The total net proceeds to the Company from the January 2026 Notes, based on a public offering price of 100.00% of par, after deducting underwriting discounts of $2,500 and offering expenses of $366, were $122,134. The January 2026 Notes will mature on January 31, 2026 and bear interest at a rate of 4.75%. The January 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed before October 31, 2025 (the date falling three months prior to maturity) and at par thereafter. Interest on the January 2026 Notes is payable on January 31 and July 31 of each year. The Company does not intend to list the January 2026 Notes on any securities exchange or automated dealer quotation system.

On October 8, 2021, the Company closed the offering of $125,000 in aggregate principal amount of its 3.50% notes due 2026, or the “November 2026 Notes” (collectively with the January 2026 Notes, the “Notes”). The total net proceeds to the Company from the November 2026 Notes, based on a public offering price of 99.996% of par, after deducting underwriting discounts of $2,500 and offering expenses of $318, were $122,177. The November 2026 Notes will mature on November 15, 2026 and bear interest at a rate of 3.50%. The November 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed before August 15, 2026 (the date falling three months prior to maturity) and at par thereafter. Interest on the November 2026 Notes is payable on May 15 and November 15 of each year. The Company does not intend to list the November 2026 Notes on any securities exchange or automated dealer quotation system.

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

Secured Borrowing

As of December 31, 2024 and December 31, 2023, the carrying value of secured borrowings totaled $13,674 and $15,880, respectively, and the fair value of the associated loans included in investments was $13,505 and $15,800, respectively. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets that did not meet the definition of a “participating interest” as defined in ASC 860 (see Note 2. Significant Accounting Policies - Partial loan and equity sales” for more information). As a result, sale treatment was not permitted and these partial loan sales were treated as secured borrowings. The weighted average interest rate on our secured borrowings was approximately 8.6% and 9.4% as of December 31, 2024 and 2023, respectively.

Senior Securities

As of December 31, 2024, and December 31, 2023, the aggregate amount outstanding of the senior securities (including secured borrowings) issued by the Company was $308,674 and $265,880, respectively, for which our asset coverage was 312.4% and 321.7%, respectively. The SBA debentures are excluded from the definition “senior securities” in the asset coverage requirement applicable to the Company under the 1940 Act pursuant to exemptive relief granted to us by the SEC on June 30, 2014. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

Interest and Financing Expenses

Interest and fees related to the Company’s debt for the years ended December 31, 2024, 2023 and 2022 that are included in interest and financing expenses on the consolidated statements of operations, were as follows:

	Year Ended December 31, 2024
	SBA debentures	Credit Facility		Secured Borrowings	Notes	Total
Stated interest expense	$7,809	$2,617		$1,551	$10,311	$22,288
Amortization of deferred financing costs	656	335		-	1,119	2,110
Total interest and financing expenses	$8,465	$2,952		$1,551	$11,430	$24,398
Weighted average stated interest rate, period end	4.316%	N/A	(1)	8.568%	4.125%	4.599%
Effective interest rate (1)	4.658%	7.420%		8.568%	4.576%	4.994%
Unused commitment fee rate, period end	N/A	0.592%	(1)	N/A	N/A	0.592%

	Year Ended December 31, 2023
	SBA debentures	Credit Facility		Secured Borrowings	Notes	Total
Stated interest expense	$6,914	$1,739		$1,637	$10,313	$20,603
Amortization of deferred financing costs	733	297		-	1,116	2,146
Total interest and financing expenses	$7,647	$2,036		$1,637	$11,429	$22,749
Weighted average stated interest rate, period end	4.226%	N/A	(1)	9.407%	4.125%	4.346%
Effective interest rate (1)	4.625%	N/A	(1)	9.407%	4.576%	4.775%
Unused commitment fee rate, period end	N/A	1.261%	(1)	N/A	N/A	1.261%

	Year Ended December 31, 2022
	SBA debentures	Credit Facility		Secured Borrowings	Notes	Total
Stated interest expense	$3,747	$1,424		$1,078	$10,312	$16,561
Amortization of deferred financing costs	598	394		-	1,112	2,104
Total interest and financing expenses	$4,345	$1,818		$1,078	$11,424	$18,665
Weighted average stated interest rate, period end	3.479%	N/A	(1)	7.786%	4.125%	4.037%
Effective interest rate (1)	3.915%	N/A		7.786%	4.576%	4.482%
Unused commitment fee rate, period end	N/A	1.200%	(1)	N/A	N/A	1.200%
(1)
Reflects the effective rate as of year end

Realized Losses on Extinguishment of Debt

During the years ended December 31, 2024, 2023, and 2022, the Company prepaid $35,000, $5,000, and $30,000 of SBA debentures, respectively, which were scheduled to mature on dates ranging from 2025 to 2028. As a result of the prepayments, the Company recognized realized losses on extinguishment of debt of $521, $23, and $251 respectively, equal to the write-off of the related unamortized deferred financing costs, during the years ended December 31, 2024, 2023, and 2022.

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations using the effective interest method, over the term of the respective financing instrument. Deferred financing costs related to the SBA debentures, the Credit Facility, and the Notes as of December 31, 2024 and 2023 were as follows:

	December 31, 2024				December 31, 2023
	SBA	Credit			SBA	Credit
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
SBA debenture commitment fees	$3,500	$-	$-	$3,500	$3,250	$-	$-	$3,250
SBA debenture leverage fees	4,261	-	-	4,261	7,899	-	-	7,899
Credit Facility upfront fees	-	4,717	-	4,717	-	4,417	-	4,417
Notes underwriting discounts	-	-	5,005	5,005	-	-	5,005	5,005
Notes debt issue costs	-	-	685	685	-	-	685	685
Total deferred financing costs	7,761	4,717	5,690	18,168	11,149	4,417	5,690	21,256
Less: accumulated amortization	(1,660)	(3,671)	(4,052)	(9,383)	(5,621)	(3,335)	(2,933)	(11,889)
Unamortized deferred financing costs	$6,101	$1,046	$1,638	$8,785	$5,528	$1,082	$2,757	$9,367

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures, the Credit Facility, and the Notes liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of December 31, 2024 and 2023:

	December 31, 2024(1)				December 31, 2023(1)
	SBA	Credit			SBA	Credit
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
Outstanding debt	$175,000	$45,000	$250,000	$470,000	$210,000	$-	$250,000	$460,000
Less: unamortized deferred financing costs	(6,101)	(1,046)	(1,638)	(8,785)	(5,528)	(1,082)	(2,757)	(9,367)
Debt, net of deferred financing costs	$168,899	$43,954	$248,362	$461,215	$204,472	$(1,082)	$247,243	$450,633

(1)	Total excludes $13,674 and $15,880 of Secured Borrowings as of December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company’s debt liabilities are scheduled to mature as follows (1):

	SBA	Credit	Secured
Year	debentures	Facility (2)	Borrowings	Notes	Total
2025	$—	$—	$—	$—	$—
2026	—	—	13,344	250,000	263,344
2027	—	45,000	—	—	45,000
2028	—	—	330	—	330
2029	7,500	—	—	—	7,500
Thereafter	167,500	—	—	—	167,500
Total	$175,000	$45,000	$13,674	$250,000	$483,674
(1)
The table above presents scheduled maturities of the Company’s outstanding debt liabilities as of a point in time pursuant to the terms of those instruments. The timing of actual repayments of outstanding debt liabilities may not ultimately correspond with the scheduled maturity dates depending on the terms of the underlying instruments and the potential for earlier prepayments.
(2)
The Company’s Credit Facility matures on August 17, 2027. As of December 31, 2024, there were $45,000 of outstanding borrowings under the Credit Facility.

Information about our senior securities is shown in the following table for the years indicated in the table, unless otherwise noted.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (1)		Asset Coverage per Unit (2)(5)		Involuntary Liquidation Preference per Unit (3)		Average Market Value per Unit (4)
	(dollars in thousands)
SBA Debentures
2015	$213,500	$	**	$	*	$	N/A
2016	224,000		**		*		N/A
2017	231,300		**		*		N/A
2018	191,000		**		*		N/A
2019	157,500		**		*		N/A
2020	147,000		**		*		N/A
2021	107,000		**		*		N/A
2022	153,000		**		*		N/A
2023	210,000		**		*		N/A
2024	175,000		**		*		N/A

Credit Facility
2015	$15,500		$16,959	$	*	$	N/A
2016	-		N/A		*		N/A
2017	11,500		35,198		*		N/A
2018	36,500		5,659		*		N/A
2019	25,000		2,989		*		N/A
2020	-		2,337		*		N/A
2021	-		2,822		*		N/A
2022	-		2,800		*		N/A
2023	-		3,217		*		N/A
2024	45,000		3,124		*		N/A

2023 Notes(6)
2018	$50,000		$5,659	$	*		$25.74
2019	50,000		2,989		*		25.81
2020	50,000		2,337		*		24.12

February 2024 Notes(6)
2019	$69,000		$2,989	$	*		$25.97
2020	69,000		2,337		*		24.60

November 2024 Notes(6)
2019	$63,250		$2,989	$	*		$25.75
2020	63,250		2,337		*		23.20

January 2026 Notes
2020	$125,000		$2,337	$	*	$	N/A
2021	125,000		2,822		*		N/A
2022	125,000		2,800		*		N/A
2023	125,000		3,217		*		N/A
2024	125,000		3,124		*		N/A

November 2026 Notes
2021	$125,000		$2,822	$	*	$	N/A
2022	125,000		2,800		*		N/A

2023	125,000	3,217		*		N/A
2024	125,000	3,124		*		N/A

Secured Borrowings
2021	$17,637	$2,822	$	*	$	N/A
2022	16,880	2,800		*		N/A
2023	15,880	3,217		*		N/A
2024	13,674	3,124		*		N/A

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

(5) We have excluded our SBA debentures from the asset coverage calculation pursuant to the exemptive relief granted by the SEC in June 2014 that permits us to exclude the senior securities issued by the SBIC Funds from the definition of senior securities in the asset coverage requirement applicable to us under the 1940 Act.

(6) Our 2023 Notes were repaid in full on January 19, 2021. Our February 2024 Notes and our November 2024 Notes were repaid in full on November 2, 2021.

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to portfolio companies to fund various undrawn revolving loans, other debt investments and capital commitments totaling $12,363 and $9,675 as of December 31, 2024 and 2023, respectively. Such outstanding commitments are summarized in the following table:

	December 31, 2024		December 31, 2023
	Total	Unfunded	Total	Unfunded
Portfolio Company - Investment	Commitment	Commitment	Commitment	Commitment
Acendre Midco, Inc. - Revolving Loan	$1,000	$—	$1,000	$250
Ad Info Parent, Inc. (dba MediaRadar) - Revolving Loan	1,442	865	1,442	1,442
Axis Medical Technologies LLC (dba MoveMedical) - Revolving Loan	800	800	—	—
Barefoot Mosquito and Pest Control, LLC - Revolving Loan	—	—	1,500	1,500
Choice Technology Solutions, LLC (dba Choice Merchant Solutions, LLC) - Revolving Loan	1,000	1,000	1,000	1,000
Detechtion Holdings, LLC - Revolving Loan	1,000	1,000	—	—
Elements Brands, LLC - Revolving Loan	1,500	—	1,500	—
GMP HVAC, LLC (dba McGee Heating & Air, LLC) - Revolving Loan	1,500	1,500	1,000	1,000
Fishbowl Solutions, LLC - Revolving Loan	3,000	2,223	—	—
R1 Holdings, LLC (dba RoadOne IntermodaLogistics) - First Lien Debt	—	—	2,489	1,596
R1 Holdings, LLC (dba RoadOne IntermodaLogistics) - Subordinated Debt	—	—	417	417
R1 Holdings, LLC (dba RoadOne IntermodaLogistics) - Common Equity	—	—	70	70
Tedia Company, LLC - Revolving Loan	2,250	2,250	2,400	2,400
Thrust Flight LLC - First Lien Debt	2,625	2,625	—	—
W50 Holdings, LLC - Preferred Equity	1,000	100	—	—
Total	$17,117	$12,363	$12,818	$9,675

Additional detail for each of the commitments above is provided in the Company’s consolidated schedules of investments. As of December 31, 2024 and 2023, the Company had sufficient liquidity coverage to satisfy these unfunded commitments. Cash and cash equivalents were $57,159 and $119,131 and available borrowings under the Credit Facility were $95,000 and $100,000 as of December 31, 2024 and 2023, respectively.

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

Equity ATM Program

On November 10, 2022, the Company established the at-the-market program (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through Raymond James & Associates, Inc. and B. Riley Securities, Inc., each as sales agents, shares of the Company’s common stock having an aggregate offering price of up to $50,000. On August 11, 2023, the Company increased the maximum amount of shares to be sold through the ATM Program to $150,000 from $50,000. On February 29, 2024, the Company increased the maximum amount of shares to be sold through the ATM Program to $300,000 from $150,000. The gross proceeds raised, the related sales agent commissions and the offering expenses, the net proceeds raised, and the average price at which shares were issued under the ATM Program for the years ended December 31, 2024, 2023 and 2022 are as follows:

		Average		Underwriting
	Number of	Offering	Gross	Fees and	Net
	Shares	Price	Proceeds	Commissions	Proceeds
Year Ended December 31, 2022
January 1, 2022 through March 31, 2022	—	$—	$—	$—	$—
April 1, 2022 through June 30, 2022	—	—	—	—	—
July 1, 2022 through September 30, 2022	—	—	—	—	—
October 1, 2022 through December 31, 2022	290,388	20.32	5,900	89	5,811
Total	290,388	$20.32	$5,900	$89	$5,811
Year Ended December 31, 2023
January 1, 2023 through March 31, 2023	260,610	$20.68	$5,389	$81	$5,308
April 1, 2023 through June 30, 2023	246,574	19.93	4,914	74	4,840
July 1, 2023 through September 30, 2023	3,187,661	19.54	62,277	779	61,498
October 1, 2023 through December 31, 2023	1,985,510	19.79	39,292	553	38,739
Total	$5,680,355	$19.69	$111,872	$1,487	$110,385
Year Ended December 31, 2024
January 1, 2024 through March 31, 2024	987,170	$19.66	$19,408	$228	$19,180
April 1, 2024 through June 30, 2024	1,691,336	19.80	33,489	458	33,031
July 1, 2024 through September 30, 2024	714,995	20.01	14,304	215	14,089
October 1, 2024 through December 31, 2024	—	—	—	—	—
Total	3,393,501	$19.80	$67,201	$901	$66,300

Cumulative to date, the Company has sold 9,364,244 shares of common stock under the ATM Program at a weighted-average price of $19.75, raising $184,973 of gross proceeds. Net proceeds were $182,496 after commissions to the sales agents on shares sold. As of December 31, 2024, the Company had $115,027 available under the ATM Program.

Stock Repurchase Program

As described in Note 2, the Company has a Stock Repurchase Program under which the Company may acquire up to $5,000 of its outstanding common stock. The Company did not make any repurchases of common stock during the years ended December 31, 2024, 2023 and 2022.

DRIP Program

The Company issued 82,172 and 30,836 shares of common stock under the DRIP during the years ended December 31, 2024 and 2023, respectively. No shares under the DRIP were issued during the year ended December 31, 2022. Refer to Note 9 for additional information regarding the issuance of shares under the DRIP.

The Company had 33,914,652 and 30,438,979 shares of common stock outstanding as of December 31, 2024 and 2023, respectively.

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends and distributions paid during the last three fiscal years.

						DRIP				DRIP
Date	Record	Payment	Amount	Total	Cash	Shares		DRIP		Share
Declared	Date	Date	Per Share	Distribution	Distribution	Value		Shares		Issue Price
Year Ended December 31, 2022:
2/15/2022	3/11/2022	3/25/2022	$0.36	$8,797	$8,797	$—	(3)	—	(3)	—
2/15/2022 (2)	3/11/2022	3/25/2022	0.17	4,154	4,154	—	(3)	—	(3)	—
5/02/2022	6/10/2022	6/24/2022	0.36	8,797	8,797	—	(3)	—	(3)	—
5/02/2022 (2)	6/10/2022	6/24/2022	0.07	1,712	1,712	—	(3)	—	(3)	—
8/01/2022	9/9/2022	9/23/2022	0.36	8,797	8,797	—	(3)	—	(3)	—
8/01/2022 (2)	9/9/2022	9/23/2022	0.07	1,711	1,711	—	(3)	—	(3)	—
8/01/2022	12/2/2022	12/16/2022	0.36	8,902	8,902	—	(3)	—	(3)	—
8/01/2022 (2)	12/2/2022	12/16/2022	0.07	1,731	1,731	—	(3)	—	(3)	—
11/03/2022 (2)	12/2/2022	12/16/2022	0.08	1,978	1,978	—	(3)	—	(3)	—
11/03/2022 (1)	12/2/2022	12/16/2022	0.10	2,473	2,473	—	(3)	—	(3)	—
			$2.00	$49,052	$49,052	$—		—
Year Ended December 31, 2023:
2/15/2023	3/22/2023	3/29/2023	$0.41	$10,245	$10,245	$—	(3)	—	(3)	—
2/15/2023 (2)	3/22/2023	3/29/2023	0.15	3,748	3,748	—	(3)	—	(3)	—
2/15/2023 (1)	3/22/2023	3/29/2023	0.10	2,499	2,499	—	(3)	—	(3)	—
5/02/2023	6/21/2023	6/28/2023	0.41	10,340	9,987	353		18,061		19.56
5/02/2023 (2)	6/21/2023	6/28/2023	0.19	4,792	4,628	164		8,370		19.56
5/02/2023 (1)	6/21/2023	6/28/2023	0.10	2,522	2,436	86		4,405		19.56
8/01/2023	9/20/2023	9/27/2023	0.41	11,666	11,666	—	(3)	—	(3)	—
8/01/2023 (2)	9/20/2023	9/27/2023	0.21	5,975	5,975	—	(3)	—	(3)	—
8/01/2023 (1)	9/20/2023	9/27/2023	0.10	2,845	2,845	—	(3)	—	(3)	—
10/30/2023	12/20/2023	12/27/2023	0.43	13,061	13,061	—	(3)	—	(3)	—
10/30/2023 (2)	12/20/2023	12/27/2023	0.27	8,200	8,200	—	(3)	—	(3)	—
10/30/2023 (1)	12/20/2023	12/27/2023	0.10	3,037	3,037	—	(3)	—	(3)	—
			$2.88	$78,930	$78,327	$603		30,836
Year Ended December 31, 2024:
2/13/2024	3/20/2024	3/27/2024	$0.43	$13,513	$13,513	$—	(3)	—	(3)	—
2/13/2024 (2)	3/20/2024	3/27/2024	0.22	6,914	6,914	—	(3)	—	(3)	—
4/29/2024	6/19/2024	6/26/2024	0.43	14,240	13,623	617		31,889		19.36
4/29/2024 (2)	6/19/2024	6/26/2024	0.16	5,299	5,069	230		11,866		19.36
7/29/2024	9/19/2024	9/26/2024	0.43	14,567	14,002	565		28,981		19.50
7/29/2024 (2)	9/19/2024	9/26/2024	0.14	4,743	4,560	183		9,436		19.50
10/28/2024	12/17/2024	12/27/2024	0.43	14,583	14,583	—	(3)	—	(3)	—
10/28/2024 (2)	12/17/2024	12/27/2024	0.18	6,105	6,105	—	(3)	—	(3)	—
			$2.42	$79,964	$78,369	$1,595		82,172

(1)	Special dividend
(2)	Supplemental dividend
(3)

Except for the shares issued pursuant to the DRIP as reflected in the table above, during the years ended December 31, 2024, 2023, and 2022, the Company directed the DRIP plan administrator to repurchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock in lieu of issuing new shares. Accordingly, the Company purchased and reissued shares to satisfy the DRIP obligation as follows:

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Year Ended December 31, 2022:	and Reissued	Per Share	Amount Paid
January 1, 2022 through March 31, 2022	20,380	$20.51	$418
April 1, 2022 through June 30, 2022	20,233	17.89	362
July 1, 2022 through September 30, 2022	21,114	17.08	360
October 1, 2022 through December 31, 2022	23,026	18.99	437
Total	84,753	$18.61	$1,577

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Year Ended December 31, 2023:	and Reissued	Per Share	Amount Paid
January 1, 2023 through March 31, 2023	25,512	$19.22	$490
April 1, 2023 through June 30, 2023	—	—	—
July 1, 2023 through September 30, 2023	39,962	19.21	768
October 1, 2023 through December 31, 2023	45,047	19.83	893
Total	110,521	$19.46	$2,151

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Year Ended December 31, 2024:	and Reissued	Per Share	Amount Paid
January 1, 2024 through March 31, 2024	43,050	$19.78	$852
April 1, 2024 through June 30, 2024	—	—	—
July 1, 2024 through September 30, 2024	—	—	—
October 1, 2024 through December 31, 2024	29,537	20.99	620
Total	72,587	$20.28	$1,472

Note 10. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2024 to 2015:

	Years Ended December 31,
	2024	2023	2022	2021	2020
Per share data:
Net asset value at beginning of period	$19.37	$19.43	$19.96	$16.81	$16.85
Net investment income (1)	2.29	2.47	1.90	1.03	1.62
Net realized gain (loss) on investments, net of tax (provision) (1)	0.31	0.85	2.61	2.19	(0.06)
Taxes paid on deemed distributions(1)	-	-	(0.35)	-	-
Net unrealized appreciation (depreciation) on investments (1)	(0.18)	(0.39)	(2.69)	1.70	(0.27)
Realized losses on extinguishment of debt (1)	(0.02)	-	(0.01)	(0.17)	(0.01)
Total increase from investment operations (1)	2.40	2.93	1.46	4.75	1.28
Accretive (dilutive) effect of share issuances and repurchases	-	0.02	0.02	-	0.01
Dividends declared to stockholders	(2.08)	(2.37)	(1.19)	(1.60)	(1.33)
Distributions from capital gains	(0.34)	(0.51)	(0.81)	-	-
Other (2)	(0.02)	(0.13)	(0.01)	-	-
Net asset value at end of period	$19.33	$19.37	$19.43	$19.96	$16.81
Market value at end of period	$21.02	$19.69	$19.03	$17.98	$13.10
Shares outstanding at end of period	33,914,652	30,438,979	24,727,788	24,437,400	24,437,400
Weighted average shares outstanding during the period	32,585,238	26,365,269	24,468,172	24,437,400	24,442,431
Net assets at end of period	$655,666	$589,474	$480,343	$487,764	$410,760
Average net assets (6)	$631,801	$517,287	$482,594	$437,690	$392,866
Ratios to average net assets:
Total expenses (4)(10)	11.6%	12.9%	12.0%	15.4%	11.8%
Net investment income (5)	11.8%	12.6%	9.6%	5.7%	10.1%
Total return based on market value (3)	20.1%	17.8%	17.7%	53.9%	1.0%
Total return based on net asset value (8)	12.4%	15.1%	7.3%	28.3%	7.6%
Portfolio turnover ratio	26.3%	28.3%	23.9%	47.7%	25.8%
Supplemental Data:
Average debt outstanding (7)	$474,897	$455,053	$397,244	$380,997	$385,350
Average debt per share (1)	$14.57	$17.26	$16.24	$15.59	$15.77

	Years Ended December 31,
	2019	2018	2017	2016	2015
Per share data:
Net asset value at beginning of period	$16.47	$16.05	$15.76	$15.17	$15.16
Net investment income (1)	1.31	1.43	1.44	1.45	1.64
Net realized gain (loss) on investments, net of tax (provision) (1)	(0.05)	(0.45)	0.67	(0.77)	0.58
Taxes paid on deemed distributions(1)	-	-	-	-	-
Net unrealized appreciation (depreciation) on investments (1)	0.74	1.05	(0.23)	1.59	(0.62)
Realized losses on extinguishment of debt (1)	(0.02)	(0.01)	(0.01)	-	-
Total increase from investment operations (1)	1.98	2.02	1.87	2.27	1.60
Accretive (dilutive) effect of share issuances and repurchases	-	0.01	0.02	-0.05	0.02
Dividends declared to stockholders	(1.60)	(1.60)	(1.60)	(1.60)	(1.60)
Distributions from capital gains	-	-	-	-	-
Other (2)	-	(0.01)	-	(0.03)	(0.01)
Net asset value at end of period	$16.85	$16.47	$16.05	$15.76	$15.17
Market value at end of period	$14.84	$11.69	$15.18	$15.73	$13.69
Shares outstanding at end of period	24,463,119	24,463,119	24,507,940	22,446,076	16,300,732
Weighted average shares outstanding during the period	24,463,119	24,471,730	23,527,188	18,283,715	16,201,449
Net assets at end of period	$412,310	$402,985	$393,273	$353,785	$247,362
Average net assets (6)	$404,284	$398,440	$376,292	$289,453	$245,706
Ratios to average net assets:
Total expenses (4)(10)	11.2%	10.7%	9.8%	11.7%	11.3%
Net investment income (5)	7.9%	8.8%	9.0%	9.2%	10.8%
Total return based on market value (3)	37.6%	(15.8%)	3.2%	23.8%	2.4%
Total return based on net asset value (8)	12.0%	12.6%	11.9%	15.0%	10.6%
Portfolio turnover ratio	17.2%	29.5%	29.5%	29.3%	22.5%
Supplemental Data:
Average debt outstanding (7)	$319,050	$271,560	$219,920	$221,200	$199,340
Average debt per share (1)	$13.04	$11.10	$9.35	$12.10	$12.30

________________________________________________________

(1)	Weighted average per share data.
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

(9)

There was no incentive fee waived for the years ended December 31, 2024 through 2021. The ratio of waived incentive fees to average net assets was (0.11)% for the year ended December 31, 2020. There was no incentive fee waived for the years ended December 31, 2019 through 2015.

(10)	The following is a schedule of supplemental expense ratios to average net assets:

	Years Ended December 31,
Ratio to average net assets:	2024	2023	2022	2021	2020
Expenses other than incentive fee (4)	8.5%	9.2%	10.4%	8.9%	10.1%
Incentive fee, net of incentive fee waiver (4)(9)	3.1%	3.7%	1.6%	6.5%	1.7%
Total expenses (4)	11.6%	12.9%	12.0%	15.4%	11.8%

	Years Ended December 31,
Ratio to average net assets:	2019	2018	2017	2016	2015
Expenses other than incentive fee (4)	8.5%	7.6%	6.9%	8.1%	8.7%
Incentive fee, net of incentive fee waiver (4)(9)	2.7%	3.1%	2.9%	3.6%	2.6%
Total expenses (4)	11.2%	10.7%	9.8%	11.7%	11.3%

	Years Ended December 31,
Ratio to average net assets:	2024	2023	2022	2021	2020
Total expenses, before base management fee waiver (4)	11.6%	12.9%	12.1%	15.4%	11.8%
Base management fee waiver (4)(9)	0.0%	0.0%	-0.1%	0.0%	0.0%
Total expenses (4)	11.6%	12.9%	12.0%	15.4%	11.8%

	Years Ended December 31,
Ratio to average net assets:	2019	2018	2017	2016	2015
Total expenses, before base management fee waiver (4)	11.2%	10.7%	9.8%	11.7%	11.3%
Base management fee waiver (4)(9)	0.0%	0.0%	0.0%	0.0%	0.0%
Total expenses (4)	11.2%	10.7%	9.8%	11.7%	11.3%

Note 11. Selected Quarterly Financial Data (unaudited)

	March 31,	June 30,	September 30,	December 31,
	2024	2024	2024	2024
Total investment income	$34,651	$35,664	$38,382	$37,457
Net investment income	17,627	16,950	21,411	18,648
Net increase in net assets from operations	20,123	24,099	16,477	17,593
Net investment income per share(1)	$0.57	$0.53	$0.64	$0.55
Net increase in net assets from operations per share(1)	$0.65	$0.75	$0.49	$0.52
Net asset value per share at end of period	$19.36	$19.50	$19.42	$19.33

	March 31,	June 30,	September 30,	December 31,
	2023	2023	2023	2023
Total investment income	$29,056	$30,558	$34,185	$36,311
Net investment income	14,723	16,784	16,660	16,939
Net increase in net assets from operations	15,489	10,915	24,299	26,430
Net investment income per share(1)	$0.59	$0.67	$0.63	$0.58
Net increase in net assets from operations per share(1)	$0.62	$0.44	$0.91	$0.91
Net asset value per share at end of period	$19.39	$19.13	$19.28	$19.37

	March 31,	June 30,	September 30,	December 31,
	2022	2022	2022	2022
Total investment income	$20,518	$21,153	$24,992	$27,474
Net investment income	10,338	11,008	12,719	12,484
Net increase in net assets from operations	11,690	7,981	11,428	4,723
Net investment income per share(1)	$0.42	$0.45	$0.52	$0.51
Net increase in net assets from operations per share(1)	$0.48	$0.33	$0.47	$0.19
Net asset value per share at end of period	$19.91	$19.80	$19.41	$19.43

(1)	Per share amounts are calculated using the weighted average shares outstanding for the period. Due to rounding, the sum of the quarters may not equal the annual calculation on a per share basis.

Note 12. Income Taxes

The Company has elected to be treated as a RIC for U.S. federal income tax purposes, whereby the Company generally will not be subject to U.S. federal income tax on any net ordinary income or capital gains that the Company timely distributes to its stockholders as dividends. The Company must generally distribute at least 90% of its investment company taxable income to maintain its RIC status. As part of maintaining RIC status, undistributed taxable income pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared prior to the due date for filing of the federal income tax return (including extensions) for the prior year, the 15th day of the 10th month following the prior tax year. Such taxable income carried forward to the next tax year will be subject to excise tax equal to 4% of the amount by which (i) 98% of the Company’s ordinary income recognized during a calendar year, (ii) the amount by which the Company’s capital gain exceeds its capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year, and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Excise tax is included as a component of income tax provision and income tax (provision) on realized gains on investments, depending on the character of the underlying taxable income (ordinary or capital gains), on the consolidated statements of operations.

The Taxable Subsidiaries hold certain portfolio investments for the Company. The Taxable Subsidiaries are consolidated for financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in the Company’s consolidated financial statements. The principal purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies which are “pass through” entities for U.S. federal income tax purposes in order to comply with the “source-of-income” requirements contained in the RIC tax provisions of subchapter M of the Code. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal income tax purposes, and each Taxable Subsidiary is subject to U.S. federal income tax. The Taxable Subsidiaries are taxed as corporations and do not intend to qualify as a RIC. As corporations, the Taxable Subsidiaries are obligated to pay U.S. federal, state and local income tax on taxable income, as applicable. Income earned and gains realized on the investment or investments held by the Taxable Subsidiary are subject to U.S. federal income tax imposed at corporate rates. A tax provision for ordinary income, if any, is shown as income tax provision in the consolidated statements of operations of the Company. A tax provision for realized and unrealized gains on investments is included as a reduction of realized and unrealized gains (losses) on investments in the consolidated statements of operations of the Company. For the years ended December 31, 2024, 2023, and 2022, the Taxable Subsidiaries were subject to a 21% U.S. federal income tax rate. The Company classifies interest and penalties, if any, as a component of income tax provision on the consolidated statements of operations. Income tax expense at the Taxable Subsidiaries is included as a component of the income tax provisions, depending on the character of the underlying taxable income (ordinary or capital gains), on the consolidated statements of operations. For the years ended December 31, 2024, 2023, and 2022, income tax expense at the Taxable Subsidiaries was $2,330, $1,242, and $1,809, respectively.

The Company and the Taxable Subsidiaries are also subject to various state and local income taxes.

The following table is a reconciliation of net increase in net assets resulting from operations on the consolidated statements of operations to taxable income and to total distributions declared to common stockholders for the years ended December 31, 2024, 2023, and 2022.

	2024 (1)	2023	2022
Net increase in net assets resulting from operations	$78,292	$77,133	$35,822
Net change in unrealized (appreciation) depreciation on investments	5,928	10,359	65,702
Permanent book income and tax income differences	4,789	2,746	12,368
Temporary book income and tax income differences	(5,023)	(8,273)	(19,480)
Capital loss carry forward (utilization)	-	-	-
Taxable income	83,986	81,965	94,412
Taxable income earned in prior year and carried forward for distribution in current year	41,570	38,530	33,839
Taxable Subsidiaries liquidating distributions	-	5	132
Deemed distribution of long term capital gains	-	-	(40,801)
Taxable income earned in current period and carried forward for distribution in following year	(45,592)	(41,570)	(38,530)
Total distributions to common stockholders	$79,964	$78,930	$49,052

(1)

The Company’s taxable income for 2024 is an estimate and will not be finalized until the Company files its 2024 federal income tax returns in 2025. Therefore, the Company’s actual taxable income, and the Company’s actual taxable income that was earned in 2024 and carried forward for distribution in 2025, may be different than this estimate.

For U.S. federal income tax purposes, distributions paid to stockholders are reported as ordinary income, long term capital gains and return of capital, or a combination thereof. The tax character of distributions paid for the years ended December 31, 2024, 2023, and 2022 was as follows:

	2024	2023	2022
Ordinary income	$69,170	$65,270	$29,496
Long term capital gains	10,794	13,660	19,556
Return of capital	-	-	-
Total distributions to common stockholders	$79,964	$78,930	$49,052

The Company estimates that it generated undistributed ordinary taxable income of approximately $43,288, or $1.28 per share, and undistributed long term capital gains of $2,302, or $0.06 per share, during 2024 that will be carried forward and distributed in 2025. Ordinary dividend distributions from a RIC do not qualify for the preferential U.S. federal income tax rate on dividend income from certain domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations.

The Company may distribute a portion of its realized net long term capital gains in excess of realized net short term capital losses to its stockholders, but may also decide to retain a portion, or all, of its net capital gains and elect to make a “deemed distribution” to its stockholders. For the year ended December 31, 2022, the Company elected to designate retained net capital gains of $40,801, or approximately $1.65 per share, as a deemed distribution, which was allocated to stockholders of record as of December 31, 2022. The Company incurred U.S. federal income taxes of $8,568, or approximately $0.35 per share, on behalf of stockholders related to this deemed distribution. Such U.S. federal income taxes were paid in January 2023. For the years ended December 31, 2024 and 2023, the Company did not elect to designate retained net capital gains as a deemed distribution.

As of December 31, 2024 and 2023, the tax basis components of distributable earnings were as follows:

	December 31,	December 31,
	2024 (1)	2023
Undistributed ordinary income	$43,288	$32,715
Undistributed long term capital gains	2,302	8,855
Unrealized appreciation (depreciation)	15,351	21,278
Temporary book/tax differences	27,532	22,509
Capital loss carry forward	-	-
Total distributable earnings	$88,473	$85,357

(1)

The Company’s distributable earnings for 2024 is an estimate and will not be finally determined until the Company files its 2024 federal income tax returns in 2025. Therefore, the Company’s actual distributable earnings may be different than this estimate.

For federal income tax purposes, the cost of investments owned at December 31, 2024 and 2023 was approximately $1,045,066 and $910,599, respectively.

	December 31,	December 31,
	2024 (1)	2023
Tax-basis amortized cost of investments	$1,045,066	$910,599
Tax-basis gross unrealized appreciation on investments	102,651	86,768
Tax-basis gross unrealized depreciation on investments	(57,211)	(39,461)
Tax-basis net unrealized appreciation on investments	45,440	47,307
Fair value of investments	$1,090,506	$957,906

(1)

The Company’s tax-basis amortized cost of investments for 2024 is an estimate and will not be finally determined until 2025 when the Company receives the relevant tax forms from portfolio companies with equity investments. Therefore, the Company’s actual tax-basis amortized cost of investments may be different than this estimate.

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These permanent book-to-tax differences are reclassified on the consolidated statements of changes in net assets to reflect their tax character but have no impact on total net assets. The following permanent book-to-tax differences were reclassified on the consolidated statements of changes in net assets for the years ended December 31, 2024, 2023, and 2022.

	2024 (1)	2023	2022
Additional paid-in capital	$(4,789)	$(2,752)	$(3,932)
Total distributable earnings	4,789	2,752	3,932

(1)

The Company’s permanent book-to-tax reclassifications for 2024 are an estimate and will not be finalized until the Company files its 2024 federal income tax returns in 2025. Therefore, the Company’s actual permanent book-to-tax reclassifications may be different than this estimate. The Company adjusts such reclassifications in the following years when finalized, and such adjustments are reflected in the consolidated statements of changes in net assets and the consolidated statements of assets and liabilities.

Note 13. Subsequent Events

On January 6, 2025, the Company invested $15,000 in first lien debt and $750 in common equity of Customer Expressions Corp. (dba Case IQ), a leading of SaaS-based Governance, Risk and Compliance (GRC) solutions to mid-size and large enterprises.

On January 7, 2025, the Company invested $19,000 in first lien debt, $380 in common equity, and committed up to $2,280 in a revolving loan to Onsight Industries, LLC, a leading provider of customized signs & displays, mailbox solutions, and site furnishings for the home builder and land developer industries.

On January 14, 2025, the Company exited its preferred equity investment in Healthfuse, LLC. The Company received a distribution on its preferred equity investment for a realized gain of approximately $3,171.

On January 24, 2025, the Company received a distribution on its equity investments in Medsurant Holdings, LLC, resulting in a net realized gain of approximately $8,216.

On February 5, 2025, the Company invested $14,000 in first lien debt, $500 in common equity, $140 in preferred equity, and committed up to $2,000 in a revolving loan to Fraser Steel LLC, a designer and manufacturer of steel tubular parts and assemblies for OEM customers used in a wide range of applications.

On February 6, 2025, the Company issued an additional $5,000 in SBA debentures, which will bear interest at a fixed interim interest rate of 5.207% until the pooling date in March 2025.

On February 13, 2025, the Company issued an additional $14,500 in SBA debentures, which will bear interest at a fixed interim interest rate of 5.217% until the pooling date in March 2025.

On February 18, 2025, the Board declared a regular quarterly dividend of $0.43 per share and a supplemental dividend of $0.11 per share payable March 27, 2025, to stockholders of record as of March 20, 2025.

On February 27, 2025, the Company repaid $12,500 of SBA debentures with a weighted average interest rate of 5.755% which would have matured on dates ranging from March 2032 to September 2033.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting and RSM US LLP's Report of Independent Registered Public Accounting Firm are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this annual report on Form 10-K.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm, and RSM US LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which is included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a)	None.
(b)

During the fiscal quarter ended December 31, 2024, no director or officer of the Company has entered into any (i) contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed or incorporated by reference as part of this Annual Report:

(1) Consolidated Financial Statements

Refer to Item 8 starting on page 81.

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

10.15

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

10.16

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

14.1

Joint Code of Ethics (Filed as Exhibit 14.1 to the Registrant’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 29, 2024 and incorporated herein by reference).

19.1

Insider Trading Policy and Procedures included in Joint Code of Ethics (Filed as Exhibit 19.1 to the Registrant's annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 29, 2024 and incorporated herein by reference).

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
97.1

Compensation Recoupment Policy (Filed as Exhibit 97.1 to the Registrant’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 29, 2024 and incorporated herein by reference).

*	Filed herewith.
†	Denotes a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIDUS INVESTMENT CORPORATION A Maryland Corporation

Date: March 6, 2025

/s/ EDWARD H. ROSS
Name: Edward H. Ross
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ EDWARD H. ROSS Edward H. Ross	Chairman and Chief Executive Officer (Principal Executive Officer)	March 6, 2025

/s/ THOMAS C. LAUER Thomas C. Lauer	President and Director	March 6, 2025

/s/ SHELBY E. SHERARD Shelby E. Sherard	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2025

/s/ RAYMOND L. ANSTISS, JR. Raymond L. Anstiss, Jr.	Director	March 6, 2025

/s/ KELLY MCNAMARA CORLEY Kelly McNamara Corley	Director	March 6, 2025

/s/ EDWARD X. TUNE Edward X. Tune	Director	March 6, 2025