Form 10-Q
period 2025-03-31
FIDUS INVESTMENT Corp
filed 2025-05-08
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 6, 2025, the Registrant had outstanding 35,011,880 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	March 31,
	2025	December 31,
	(unaudited)	2024
ASSETS
Investments, at fair value:
Control investments (cost: $6,832 and $6,832, respectively)	$—	$—
Affiliate investments (cost: $52,611 and $56,679, respectively)	91,066	102,024
Non-control/non-affiliate investments (cost: $1,089,409 and $1,011,646, respectively)	1,063,342	988,482
Total investments, at fair value (cost: $1,148,852 and $1,075,157, respectively)	1,154,408	1,090,506
Cash and cash equivalents	67,478	57,159
Interest receivable	18,404	15,119
Proceeds receivable from stock offering	701	—
Prepaid expenses and other assets	991	1,328
Total assets	$1,241,982	$1,164,112
LIABILITIES
SBA debentures, net of deferred financing costs (Note 6)	$175,870	$168,899
Notes, net of deferred financing costs (Note 6)	345,557	248,362
Borrowings under Credit Facility, net of deferred financing costs (Note 6)	(948)	43,954
Secured borrowings	13,601	13,674
Accrued interest and fees payable	3,573	5,784
Base management fee payable, net of base management fee waiver – due to affiliate	4,863	4,805
Income incentive fee payable – due to affiliate	4,594	4,477
Capital gains incentive fee payable – due to affiliate	14,990	14,703
Administration fee payable and other – due to affiliate	295	919
Taxes payable	325	1,850
Accounts payable and other liabilities	1,332	1,019
Total liabilities	$564,052	$508,446
Commitments and contingencies (Note 7)
NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 34,970,709 and 33,914,652 shares issued and
outstanding at March 31, 2025 and December 31, 2024, respectively)	$35	$34
Additional paid-in capital	588,519	567,159
Total distributable earnings	89,376	88,473
Total net assets	677,930	655,666
Total liabilities and net assets	$1,241,982	$1,164,112
Net asset value per common share	$19.39	$19.33

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

(in thousands, except shares and per share data)

	Three Months Ended
	March 31,
	2025	2024
Investment Income:
Interest income
Control investments	$—	$—
Affiliate investments	1,094	869
Non-control/non-affiliate investments	29,225	27,269
Total interest income	30,319	28,138
Payment-in-kind interest income
Control investments	—	—
Affiliate investments	—	—
Non-control/non-affiliate investments	2,248	2,049
Total payment-in-kind interest income	2,248	2,049
Dividend income
Control investments	—	—
Affiliate investments	886	348
Non-control/non-affiliate investments	345	49
Total dividend income	1,231	397
Fee income
Control investments	—	—
Affiliate investments	8	5
Non-control/non-affiliate investments	2,119	2,354
Total fee income	2,127	2,359
Interest on idle funds	571	1,708
Total investment income	36,496	34,651
Expenses:
Interest and financing expenses	6,773	6,012
Base management fee	4,922	4,432
Incentive fee - income	4,594	4,467
Incentive fee (reversal) - capital gains	287	499
Administrative service expenses	602	537
Professional fees	948	937
Other general and administrative expenses	206	229
Total expenses before base management fee waiver	18,332	17,113
Base management fee waiver	(59)	(69)
Total expenses, net of base management fee waiver	18,273	17,044
Net investment income before income taxes	18,223	17,607
Income tax provision (benefit)	1	(20)
Net investment income	18,222	17,627
Net realized and unrealized gains (losses) on investments:
Net realized gains (losses):
Control investments	—	—
Affiliate investments	10,066	—
Non-control/non-affiliate investments	3,264	1,743
Total net realized gain (loss) on investments	13,330	1,743
Income tax (provision) benefit from realized gains on investments	(1,850)	56
Net change in unrealized appreciation (depreciation):
Control investments	—	—
Affiliate investments	(6,890)	(3,236)
Non-control/non-affiliate investments	(2,903)	4,454
Total net change in unrealized appreciation (depreciation) on investments	(9,793)	1,218
Net gain (loss) on investments	1,687	3,017
Realized losses on extinguishment of debt	(251)	(521)
Net increase (decrease) in net assets resulting from operations	$19,658	$20,123
Per common share data:
Net investment income per share-basic and diluted	$0.53	$0.57
Net increase in net assets resulting from operations per share — basic and diluted	$0.58	$0.65
Dividends declared per share	$0.54	$0.65
Weighted average number of shares outstanding — basic and diluted	34,077,720	30,776,758

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except shares)

	Common Stock			Additional	Total
	Number of	Par		paid-in	distributable	Total net
	shares	value		capital	earnings	assets
Balances at December 31, 2023	30,438,979	$31		$504,087	$85,356	$589,474
Public offering of common stock, net of expenses	987,170	1		19,169	—	19,170
Net investment income	—	—		—	17,627	17,627
Net realized gain (loss) on investments, net of taxes	—	—		—	1,799	1,799
Net unrealized appreciation (depreciation) on investments	—	—		—	1,218	1,218
Realized losses on extinguishment of debt	—	—		—	(521)	(521)
Dividends declared	—	—		—	(20,427)	(20,427)
Balances at March 31, 2024	31,426,149	$32		$523,256	$85,052	$608,340
Balances at December 31, 2024	33,914,652	$34		$567,159	$88,473	$655,666
Public offering of common stock, net of expenses	1,019,812	1		20,660	—	20,661
Shares issued under dividend reinvestment plan	36,245	—	*	700	—	700
Net investment income	—	—		—	18,222	18,222
Net realized gain (loss) on investments, net of taxes	—	—		—	11,480	11,480
Net unrealized appreciation (depreciation) on investments	—	—		—	(9,793)	(9,793)
Realized losses on extinguishment of debt	—	—		—	(251)	(251)
Dividends declared	—	—		—	(18,755)	(18,755)
Balances at March 31, 2025	34,970,709	$35		$588,519	$89,376	$677,930
*amount is greater than zero but less than one

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$19,658	$20,123
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Net change in unrealized (appreciation) depreciation on investments	9,793	(1,218)
Net realized (gain) loss on investments	(13,330)	(1,743)
Interest and dividend income paid-in-kind	(2,239)	(2,049)
Accretion of original issue discount	(43)	(116)
Accretion of loan origination fees	(548)	(556)
Purchase of investments	(115,555)	(145,861)
Proceeds from sales and repayments of investments	57,343	60,247
Proceeds from loan origination fees	677	1,131
Realized losses on extinguishment of debt	251	521
Amortization of deferred financing costs	590	535
Amortization of deferred equity financing costs	62	11
Changes in operating assets and liabilities:
Interest receivable	(3,285)	(3,743)
Prepaid expenses and other assets	222	219
Accrued interest and fees payable	(2,211)	(2,387)
Base management fee payable, net of base management fee waiver – due to affiliate	58	213
Income incentive fee payable – due to affiliate	117	(103)
Capital gains incentive fee (reversal) – due to (from) affiliate	287	(3,038)
Administration fee payable and other – due to (from) affiliate	(624)	9
Taxes payable	(1,525)	(950)
Accounts payable and other liabilities	108	932
Net cash provided by (used for) operating activities	(50,194)	(77,823)
Cash Flows from Financing Activities:
Proceeds from common stock offerings, net of expenses	20,661	19,170
Proceeds received from SBA debentures	19,500	—
Repayments of SBA debentures	(12,500)	(35,000)
Proceeds received from issuance of Notes	100,000	—
Proceeds received from (repayments of) borrowings under Credit Facility, net	(45,000)	22,500
Proceeds received from (repayments of) Secured Borrowings, net	(73)	(254)
Payment of deferred financing costs	(3,320)	(175)
Dividends paid to stockholders, including expenses	(18,755)	(20,427)
Net cash provided by (used for) financing activities	60,513	(14,186)
Net increase (decrease) in cash and cash equivalents	10,319	(92,009)
Cash and cash equivalents:
Beginning of period	57,159	119,131
End of period	$67,478	$27,122
Supplemental information and non-cash activities:
Cash payments for interest	$8,394	$7,864
Cash payments for taxes, net of tax refunds received	$3,376	$874

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

March 31, 2025

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets

Control Investments (t)
US GreenFiber, LLC (n)	Building Products Manufacturing
Second Lien Debt (j)(y)			0.00%/0.00%	7/3/2014	8/30/2024	$5,226	$5,223	$—
Common Equity (2,522 units) (h)(j)				7/3/2014			585	—
Common Equity (425,508 units) (j)				8/30/2019			1	—
Common Equity (1,022,813 units) (h)(j)				7/1/2020			1,023	—
							6,832	—	0%

Total Control Investments							$6,832	$—	0%

Affiliate Investments (l)
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	Building Products Manufacturing
Subordinated Debt (j)			11.00%/0.00%	12/31/2021	12/31/2027	$9,602	$9,602	$9,602
Common Equity (5,690 units) (h)(j)				12/31/2021			5,690	6,003
Common Equity (7,113 units) (h)(j)				12/31/2021			7,113	7,504
Common Equity (2,012 units) (h)(j)				12/31/2021			—	—
							22,405	23,109	3%
CP Communications, LLC	Business Services
First Lien Debt (am)		(S + 8.50%) / (4.00%)	12.81%/0.00%	12/4/2024	12/4/2029	6,350	6,306	6,306
Holdco Note (j)			8.00%/8.00%	12/4/2024	6/4/2030	—	—	—
Preferred Equity (62 units)				12/4/2024			500	500
							6,806	6,806	1%
Medsurant Holdings, LLC (n)	Healthcare Services
Preferred Equity (84,997 units) (h)(j)				4/12/2011			—	84
Warrant (252,588 units) (h)(j)(m)				4/12/2011			—	287
							—	371	0%
Pfanstiehl, Inc.	Healthcare Products
Common Equity (2,550 units) (j)				3/29/2013			255	42,088	6%

Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	Aerospace & Defense Manufacturing
First Lien Debt (j)(ag)		(S + 6.00%) / (1.00%)	10.56%/0.00%	2/12/2021	2/11/2026	15,000	14,979	14,308
Common Equity (12,035 units) (j)				8/25/2021			1,204	—
Common Equity (38,493 units) (j)				12/16/2022			2,609	—
Common Equity (6,783 units) (j)				7/10/2023			686	—
Common Equity (4,663 units) (j)				9/16/2022			472	—
Common Equity (21,689 units) (j)				5/22/2024			2,195	225
							22,145	14,533	2%
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Common Equity (1,000,000 units) (j)				11/12/2015			1,000	4,159	1%

Total Affiliate Investments							$52,611	$91,066	13%

Non-control/Non-affiliate Investments
2KDirect, Inc. (dba iPromote)	Information Technology Services
First Lien Debt (k)(at)		(S + 8.00%) / (0.50%)	12.46%/0.00%	6/25/2021	6/25/2026	$6,958	$6,937	$6,958
First Lien Debt (j)(aa)		(S + 8.00%) / (0.50%)	8.71%/0.00%	7/30/2021	6/25/2026	2,068	2,068	2,068
Common Equity (1,000,000 units)				6/25/2021			1,000	—
							10,005	9,026	1%
301 Edison Holdings Inc. (dba LGG Industrial)	Specialty Distribution
First Lien Debt (j)			11.75%/1.50%	11/14/2023	11/13/2028	11,641	11,523	11,641
Preferred Equity (518,135 units) (j)				11/14/2023			1,000	1,000
							12,523	12,641	2%
Acendre Midco, Inc.	Information Technology Services
First Lien Debt (j)			0.00%/0.00%	10/6/2021	3/31/2026	5,690	5,683	5,690
First Lien Debt (j)			0.00%/0.00%	10/6/2021	3/31/2026	12,931	12,908	12,931
Revolving Loan (j)			12.50%/1.25%	10/6/2021	3/31/2026	1,000	1,000	1,000
Common Equity (500,000 shares) (j)				10/6/2021			371	323
Warrant (150,000 shares) (j)(m)				10/6/2021			129	—
Preferred Equity (77,016 shares) (j)				9/26/2022			88	148
							20,179	20,092	3%
Ad Info Parent, Inc. (dba MediaRadar)	Information Technology Services
First Lien Debt (j)		(S + 6.25%) / (1.00%)	10.55%/0.00%	11/1/2023	9/16/2029	12,344	12,290	12,344
Revolving Loan ($1,117 unfunded commitment) (i)(j)		(S + 6.25%) / (1.00%)	10.55%/0.00%	11/1/2023	9/16/2029	325	319	325
Preferred Equity (1,250,000 units) (j)				11/1/2023			1,250	927
							13,859	13,596	2%
Aldinger Company	Business Services
Common Equity (12,504 units)				6/30/2023			254	1,690
Preferred Equity (12,861 units)				6/30/2023			1,286	1,621
							1,540	3,311	1%
Allredi, LLC (fka Marco Group International OpCo, LLC)	Industrial Cleaning & Coatings
Second Lien Debt (j)			0.00%/17.00%	3/2/2020	9/30/2027	15,538	15,504	13,518
Common Equity (570,636 units) (h)(j)				7/21/2017			637	—
Common Equity (39,443 units) (h)(j)				11/24/2021			22	—
Common Equity (524,624units) (h)(j)				8/3/2023			45	27
							16,208	13,545	2%
American AllWaste LLC (dba WasteWater Transport Services)	Environmental Industries
First Lien Debt (j)(p)		(S + 6.75%) / (1.00%)	11.31%/0.00%	6/28/2021	3/31/2028	22,218	22,182	22,218
First Lien Debt (j)(o)		(S + 6.75%) / (1.00%)	8.81%/0.00%	6/28/2021	3/31/2028	330	330	330
First Lien Debt (j)			15.25%/0.00%	3/28/2024	3/31/2028	5,864	5,864	5,864
Preferred Equity (500 units) (h)(j)				5/31/2018			500	—
Preferred Equity (207 units) (h)(j)				8/6/2019			250	—
Preferred Equity (141 units) (h)(j)				11/2/2020			171	—
Preferred Equity (74 units) (h)(j)				12/29/2021			97	—
Preferred Equity (52 units) (h)(j)				11/27/2024			52	—
Preferred Equity (312 units) (h)(j)				12/30/2024			312	—
Common Equity (1,405 units) (h)(j)				12/30/2024			—	—
							29,758	28,412	4%
AmeriWater, LLC	Component Manufacturing
First Lien Debt (af)		(S + 6.25%) / (1.00%)	10.55%/0.00%	7/8/2022	7/8/2027	7,226	7,204	7,226
Subordinated Debt (j)			7.00%/7.00%	7/8/2022	1/8/2028	2,424	2,419	2,424
Common Equity (1,000 units) (h)(j)				7/8/2022			1,000	1,768
							10,623	11,418	2%
AMOpportunities, Inc.	Information Technology Services
First Lien Debt				3/12/2025	3/12/2029	10,000	9,947	9,947

Preferred Equity (740,741 shares)				3/17/2025			741	741
							10,688	10,688	2%
AOM Intermediate Holdco, LLC (dba AllOver Media)	Information Technology Services
Common Equity (1,232 units) (h)(j)				2/1/2022			1,372	1,517	0%

APM Intermediate Holdings, LLC (dba Artistic Paver Manufacturing, Inc.)	Building Products Manufacturing
First Lien Debt (ai)		(S + 7.25%) / (2.00%)	11.56%/0.00%	11/8/2022	11/8/2027	18,200	18,134	17,501
Common Equity (1,200 units) (h)(j)				11/8/2022			1,200	678
							19,334	18,179	3%
Auto CRM LLC (dba Dealer Holdings)	Information Technology Services
Subordinated Debt			0.00%/14.50%	10/1/2021	12/31/2028	813	811	813
Subordinated Debt			0.00%/14.50%	12/30/2024	12/31/2028	1,786	1,786	1,786
Common Equity (500 units) (j)				10/1/2021			500	160
							3,097	2,759	0%
Axis Medical Technologies LLC (dba MoveMedical)	Information Technology Services
First Lien Debt (j)		(S + 6.50%) / (2.00%)	10.81%/0.00%	10/24/2024	10/24/2029	13,600	13,538	13,538
Revolving Loan ($800 unfunded commitment) (j)(x)		(S + 6.50%) / (2.00%)	10.81%/0.00%	10/24/2024	10/24/2029	—	(4)	—
Preferred Equity (1,200,000 units) (j)				10/25/2024			1,148	1,148
							14,682	14,686	2%
Bad Boy Mowers JV Acquisition, LLC	Consumer Products
Subordinated Debt (k)			9.00%/4.50%	11/9/2023	11/9/2030	13,849	13,784	13,849
Preferred Equity (13,000 units) (j)				11/9/2023			1,300	1,457
							15,084	15,306	2%
Barefoot Mosquito and Pest Control, LLC	Consumer Services
First Lien Debt (k)(s)		(S + 6.00%) / (2.00%)	10.31%/0.00%	11/27/2024	12/22/2029	31,800	31,779	31,779
Common Equity (4,948 units) (h)(j)				12/22/2023			6	—
Preferred Equity (18,415 units) (h)(j)				12/22/2023			1,842	1,985
							33,627	33,764	5%
BCM One Group Holdings, Inc.	Information Technology Services
Subordinated Debt (j)			11.75%/0.00%	11/17/2021	11/17/2028	17,667	17,568	17,667	3%

Bedford Precision Parts LLC	Specialty Distribution
Common Equity (500,000 units) (h)(j)				3/12/2019			470	431	0%

Brightmore Brands LLC	Retail
First Lien Debt (j)(al)		(S + 5.38%) / (1.50%)	9.69%/0.00%	9/13/2022	9/9/2029	24,000	23,692	24,000
Common Equity (1,000 units) (j)				9/13/2022			1,000	1,961
Common Equity (371 units) (j)				9/9/2024			713	772
							25,405	26,733	4%
Cardback Intermediate, LLC (dba Chargeback Gurus)	Information Technology Services
First Lien Debt (j)(ah)		(S + 6.50%) / (0.75%)	11.07%/0.00%	8/10/2021	8/10/2026	8,892	8,871	8,892
Common Equity (495 shares) (j)				8/10/2021			125	197
Preferred Equity (495 shares) (j)				8/10/2021			125	331
							9,121	9,420	1%
Choice Technology Solutions, LLC (dba Choice Merchant Solutions, LLC)	Information Technology Services
First Lien Debt (j)		(S + 7.75%) / (1.00%)	12.31%/0.80%	4/1/2022	4/1/2027	10,570	10,551	10,570
Preferred Equity (500,000 units) (h)(j)				8/21/2023			500	51
							11,051	10,621	2%
CIH Intermediate, LLC	Business Services
Common Equity (563 shares) (j)				3/3/2022			400	1,494
Preferred Equity (563 shares) (j)				3/3/2022			118	1,014
							518	2,508	0%
CRS Solutions Holdings, LLC (dba CRS Texas)	Business Services
Common Equity (574,929 units) (h)(j)				6/28/2022			272	—	0%

CTM Group, Inc. (dba Venuplus, Inc.)	Business Services
First Lien Debt		(S + 4.75%) / (1.00%)	9.21%/2.75%	2/28/2023	11/30/2026	8,034	7,963	8,034
Subordinated Debt			7.75%/6.50%	2/28/2023	11/30/2027	2,287	2,273	2,070
Common Equity (400,000 units)				2/28/2023			400	—
							10,636	10,104	1%
Customer Expressions Corp (dba Case IQ)	Information Technology Services
First Lien Debt (j)(bc)		(S + 5.00%) / (1.00%)	9.45%/0.50%	1/6/2025	4/15/2029	15,044	14,938	14,938
Common Equity (502,894 units) (j)				1/6/2025			771	771
							15,709	15,709	2%
Dataguise, Inc.	Information Technology Services
Subordinated Debt (j)			11.00%/2.00%	12/30/2022	11/23/2027	20,198	20,171	20,198
Common Equity (909 shares) (j)				12/31/2020			1,500	1,293
							21,671	21,491	3%
Dealerbuilt Acquisition, LLC	Information Technology Services
First Lien Debt (ac)		(S + 5.75%) / (4.00%)	10.06%/1.00%	7/21/2023	7/21/2026	13,530	13,488	13,530
Subordinated Debt (j)			7.50%/7.50%	7/21/2023	1/21/2027	11,821	11,779	11,821
Common Equity (1,000 Units) (h)(j)				7/21/2023			—	—
Preferred Equity (1,000 Units) (h)(j)				7/21/2023			1,000	1,001
							26,267	26,352	4%
Detechtion Holdings, LLC	Information Technology Services
First Lien Debt (k)		(S + 5.75%) / (2.25%)	10.06%/2.00%	6/21/2023	6/21/2028	23,722	23,633	23,722
Revolving Loan ($1,000 unfunded commitment) (j)(w)		(S + 7.75%) / (2.25%)	12.06%/0.00%	7/12/2024	6/21/2028	—	(4)	—
Subordinated Debt (j)			0.00%/14.00%	6/21/2023	6/21/2028	2,564	2,557	2,564
Common Equity (601,532 units) (h)(j)				6/21/2023			602	628
							26,788	26,914	4%
Diversified Search LLC	Business Services
First Lien Debt (j)(r)		(S + 7.50%) / (1.00%)	12.06%/0.00%	2/7/2019	12/23/2026	24,155	24,135	24,047
Common Equity (573 units) (h)(j)				2/7/2019			552	155
							24,687	24,202	4%
Donovan Food Brokerage, LLC	Business Services
First Lien Debt (ae)		(S + 6.25%) / (2.00%)	10.58%/0.00%	2/23/2024	2/23/2029	17,108	17,047	17,108
Common Equity (598,832 units) (j)				2/23/2024			599	1,288
							17,646	18,396	3%
Elements Brands, LLC	Consumer Products
First Lien Debt (j)			12.25%/0.00%	12/31/2020	6/30/2025	2,025	2,025	2,025
Revolving Loan (j)			12.25%/0.00%	12/31/2020	6/30/2025	1,500	1,500	1,500
							3,525	3,525	1%
Enterprise Asset Management FM Purchaser, Inc. (dba MCIM)	Information Technology Services
First Lien Debt (j)		(S + 5.75%) / (2.00%)	10.06%/2.00%	5/20/2024	5/20/2029	17,300	17,230	17,300
Common Equity (551,470 units) (j)				5/20/2024			749	929
							17,979	18,229	3%
Estex Manufacturing Company, LLC	Component Manufacturing
First Lien Debt (j)(az)		(S + 5.00%) / (2.00%)	9.32%/0.00%	10/1/2024	10/1/2029	5,531	5,477	5,477
Common Equity (75,000 units) (j)				10/1/2024			750	750
							6,227	6,227	1%
Fishbowl Solutions, LLC	Information Technology Services
First Lien Debt		(S + 7.75%) / (1.00%)		3/25/2022	3/25/2027	18,568	18,502	18,568
First Lien Debt (j)		(S + 7.75%) / (1.00%)	12.31%/0.00%	12/27/2024	3/25/2027	9,870	9,870	9,870

Revolving Loan ($1,500 unfunded commitment) (i)(j)		(S + 7.75%) / (1.00%)	12.31%/0.00%	12/27/2024	3/25/2027	1,500	1,500	1,500
							29,872	29,938	4%
Fraser Steel LLC	Component Manufacturing
First Lien Debt			13.00%/0.00%	2/5/2025	2/5/2030	14,000	13,926	13,926
Revolving Loan ($2,000 unfunded commitment) (j)(i)			13.00%/0.00%	2/5/2025	2/5/2030	—	(10)	—
Preferred Equity (140,000 units) (h)(j)				2/5/2025			140	140
Common Equity (500,000 units) (h)(j)				2/5/2025			500	500
							14,556	14,566	2%
Fumex, LLC	Industrial Product Services
First Lien Debt (j)(ar)		(S + 4.75%) / (1.00%)	9.08%/0.00%	11/27/2024	11/27/2029	7,000	6,951	6,951
Common Equity (3,500 units) (h)(j)				11/27/2024			350	350
							7,301	7,301	1%
Global Plasma Solutions, Inc.	Component Manufacturing
Common Equity (601 shares) (j)				2/1/2024			162	266
Common Equity (1,705 shares) (j)				9/21/2018			188	423
							350	689	0%
GMP HVAC, LLC (dba McGee Heating & Air, LLC)	Utilities: Services
First Lien Debt (j)(bb)		(S + 7.00%) / (2.00%)	11.79%/0.00%	12/8/2023	12/8/2028	24,346	24,220	24,346
Preferred Equity (1,394 units) (h)(j)				12/8/2023			1,406	1,587
							25,626	25,933	4%
GP&C Operations, LLC (dba Garlock Printing and Converting)	Component Manufacturing
Common Equity (515,625 units) (h)(j)				1/22/2021			516	962	0%

Green Cubes Technology, LLC (dba Green Cubes)	Information Technology Services
First Lien Debt (j)(ax)		(S + 7.50%) / (2.00%)	11.80%/0.00%	10/16/2024	10/16/2029	22,500	22,248	22,248	3%

Haematologic Technologies, Inc.	Healthcare Services
First Lien Debt		(S + 5.25%) / (3.00%)	9.83%/3.00%	10/11/2019	6/30/2026	6,460	6,460	6,460
Common Equity (630 units) (h)(j)				10/11/2019			630	—
Common Equity (169 units) (h)(j)				6/26/2023			168	231
							7,258	6,691	1%
Hallmark Health Care Solutions, Inc.	Healthcare Services
Common Equity (3,645,752 units) (j)				9/18/2023			3,646	3,432	1%

Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt (j)			11.50%/1.25%	4/25/2023	6/30/2028	24,882	24,655	24,882
Common Equity (5,837 units) (j)				3/23/2016			—	1,307
Common Equity (637 units) (j)				8/7/2023			24	143
Preferred Equity (868 units) (j)				10/16/2020			154	340
							24,833	26,672	4%
IBH Holdings, LLC (fka Inflexxion, Inc.)	Business Services
Common Equity (150,000 units) (j)				6/20/2018			—	—	0%

InductiveHealth Informatics, LLC	Healthcare Services
First Lien Debt (j)		(S + 7.75%) / (2.00%)	12.06%/0.50%	9/20/2024	9/20/2028	20,054	19,858	20,054
Preferred Equity (367 units) (j)				9/20/2024			367	382
Common Equity (1,361 units) (j)				9/20/2024			—	—
							20,225	20,436	3%
Info Tech Operating, LLC (dba infotech)	Information Technology Services
First Lien Debt (bd)		(S + 4.88%) / (2.00%)	12.16%/0.00%	3/31/2025	3/31/2030	13,500	13,399	13,399	2%

Informatics Holdings, Inc. (dba Wasp Barcode Technologies)	Information Technology Services
First Lien Debt (j)(v)		(S + 6.50%) / (2.50%)	10.81%/0.00%	5/1/2024	3/7/2029	9,000	8,986	9,000
Preferred Equity (1,000,000 units) (j)				3/7/2024			1,000	1,166
							9,986	10,166	1%
ISI PSG Holdings, LLC (dba Incentive Solutions, Inc.)	Business Services
First Lien Debt (j)(aj)		(S + 7.50%) / (0.50%)	11.95%/0.00%	4/5/2021	4/5/2026	10,649	10,628	10,649
First Lien Debt (j)(an)		(S + 7.50%) / (0.50%)	8.45%/0.00%	6/30/2021	4/5/2026	11,203	11,203	11,203
Common Equity (256,964 units) (h)(j)				4/5/2021			500	314
							22,331	22,166	3%
Janus Health Technologies, Inc.	Information Technology Services
First Lien Debt			13.00%/0.00%	1/3/2024	1/3/2028	5,000	4,984	5,000
First Lien Debt (j)			13.00%/0.00%	1/3/2024	1/3/2028	2,500	2,499	2,500
Preferred Equity (68,361 units)				1/3/2024			1,500	764
							8,983	8,264	1%
Jumo Health, Inc.	Healthcare Services
First Lien Debt (j)(aw)		(S + 5.25%) / (2.00%)	9.56%/0.00%	8/16/2024	8/16/2029	5,985	5,923	5,985
Common Equity (1,359 shares) (j)				8/16/2024			—	145
Preferred Equity (1,359 shares) (j)				8/16/2024			750	788
							6,673	6,918	1%
The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Common Equity (855 shares) (j)				12/8/2017			933	16	0%

Level Education Group, LLC (dba CE4Less)	Business Services
First Lien Debt (ak)		(S + 5.75%) / (2.00%)	10.32%/0.00%	4/1/2021	4/1/2026	2,212	2,204	2,212
Common Equity (1,000,000 units) (j)				4/1/2021			1,000	2,004
							3,204	4,216	1%
LifeSpan Biosciences, Inc.	Healthcare Products
Subordinated Debt (j)			11.50%/0.00%	3/19/2021	4/7/2028	16,000	15,974	16,000
Common Equity (108 shares) (j)				6/7/2024			595	504
							16,569	16,504	2%
Mayesh Wholesale Florist, LLC	Specialty Distribution
First Lien Debt ($2,000 unfunded commitment)(j)(be)(i)		(S + 6.25%) / (2.00%)	13.55%/0.00%	3/18/2025	3/18/2030	10,500	10,378	10,378
Preferred Equity (500,000 units) (h)(j)				3/18/2025			500	500
							10,878	10,878	2%
MBS Opco, LLC (dba Marketron)	Information Technology Services
First Lien Debt (j)		(S + 8.50%) / (1.50%)	13.07%/0.00%	9/29/2022	9/28/2026	27,000	26,950	27,000	4%

MDME Holding Corp.	Healthcare Products
First Lien Debt		(S + 6.25%) / (1.00%)	10.70%/0.00%	8/31/2023	8/3/2027	11,774	11,717	11,333
Common Equity (4,735 units) (j)				9/18/2023			—	—
Preferred Equity (12,500 units) (j)				9/18/2023			1,250	316
							12,967	11,649	2%
Micronics Filtration Holdings, Inc. (dba Micronics Engineered Filtration Group, Inc.)	Component Manufacturing
First Lien Debt (k)(as)		(S + 5.25%) / (0.50%)	9.82%/0.00%	2/17/2022	2/17/2027	30,000	29,509	30,625
Common Equity (14,400 units) (j)				2/17/2022			1,440	7,606
							30,949	38,231	6%
Netbase Solutions, Inc. (dba Netbase Quid)	Information Technology Services
First Lien Debt (k)(ap)		(P + 1.50%) / (3.25%)	9.00%/2.50%	11/18/2021	11/18/2026	16,049	16,027	16,049	2%

NWS Technologies, LLC	Utilities: Services
First Lien Debt (u)		(S + 8.00%) / (2.50%)	12.31%/0.00%	6/20/2023	6/16/2028	17,000	16,836	17,000
Common Equity (1 unit) (h)(j)				6/20/2023			1,110	916
Preferred Equity (0.375 units) (h)(j)				6/20/2023			370	415

							18,316	18,331	3%
OnePath Systems, LLC	Information Technology Services
Common Equity (732,542 shares) (j)				9/30/2022			500	790	0%
							500	790
Onsight Industries, LLC	Component Manufacturing
First Lien Debt (j)(bf)		(S + 5.50%) / (1.50%)	9.79%/0.00%	3/27/2025	1/7/2030	9,120	9,090	9,090
Common Equity (380,000 units) (h)(j)				1/7/2025			380	380
							9,470	9,470	1%
Palmetto Moon, LLC	Retail
Common Equity (499 units) (j)				11/3/2016			265	1,432	0%

PayEntry Financial Services, Inc. (dba Payentry)	Business Services
Second Lien Debt (k)				3/28/2025	9/28/2031	5,552	5,496	5,496
Second Lien Debt ($2,988 unfunded commitment)(k)(bg)				3/28/2025	9/28/2031	—	—	—
Second Lien Debt ($2,988 unfunded commitment)(k)(bg)				3/28/2025	9/28/2031	—	—	—
Preferred Equity (7,500 units)				3/28/2025			750	750
							6,246	6,246	1%
Pinnergy, Ltd.	Oil & Gas Services
Subordinated Debt (j)			10.00%/0.00%	6/30/2022	6/30/2027	10,200	10,166	10,200	2%

PowerGrid Services Acquisition, LLC	Utilities: Services
Common Equity (5,461 units) (h)(j)				9/21/2021			494	1,369	0%

Prime AE Group, Inc.	Business Services
First Lien Debt (j)(ab)		(S + 8.75%) / (2.00%)	13.19%/0.00%	11/25/2019	11/22/2025	5,500	5,491	5,500
Preferred Equity (900,000 shares) (j)				11/25/2019			900	339
							6,391	5,839	1%
Puget Collision, LLC	Retail
First Lien Debt (j)(av)		(S + 7.00%) / (2.00%)	11.31%/0.00%	1/4/2024	1/4/2029	22,232	22,030	22,232
Subordinated Debt (h)(j)			0.00%/10.00%	11/22/2024	5/22/2026	62	62	58
Subordinated Debt (h)(j)			0.00%/10.00%	12/20/2024	6/20/2026	38	38	36
Common Equity (310 units) (h)(j)				1/4/2024			810	1,051
							22,940	23,377	3%
QED Technologies International, Inc.	Component Manufacturing
First Lien Debt (q)		(S + 5.25%) / (1.50%)	9.56%/0.50%	3/1/2023	3/1/2028	15,551	15,475	15,551
Common Equity (140 shares) (j)				2/28/2023			1,402	4,084
							16,877	19,635	3%
Quantum IR Technologies, LLC	Information Technology Services
First Lien Debt (j)(y)			14.00%/0.00%	3/19/2024	12/20/2026	12,000	11,964	—
Common Equity (12,183 shares) (j)				3/19/2024			2,400	—
							14,364	—	0%
Quest Software US Holdings Inc.	Information Technology Services
Second Lien Debt (j)		(S + 7.50%) / (0.50%)	11.94%/0.00%	3/1/2022	2/1/2030	20,000	19,561	9,722	1%

R1 Holdings, LLC (dba RoadOne IntermodaLogistics)	Transportation services
First Lien Debt (j)		(S + 6.25%) / (1.00%)	10.49%/0.00%	12/30/2022	12/30/2028	6,263	6,104	6,263
Subordinated Debt (j)			8.75%/5.00%	12/30/2022	6/30/2029	1,494	1,463	1,448
Common Equity (280,000 units) (j)				12/30/2022			279	156
							7,846	7,867	1%
R.F. Fager Company LLC	Specialty Distribution
Second Lien Debt (j)			12.75%/0.00%	3/4/2024	8/4/2030	14,000	13,934	14,000
Common Equity (12,500 units) (h)(j)				3/4/2024			1,208	1,384
							15,142	15,384	2%
ServicePower, Inc.	Information Technology Services
First Lien Debt (k)		(S + 8.00%) / (3.25%)	12.31%/0.00%	3/15/2024	3/15/2028	21,000	20,769	21,000	3%

SES Investors, LLC (dba SES Foam) (n)	Building Products Manufacturing
Common Equity (6,000 units) (h)(j)				9/8/2016			—	—	0%

Suited Connector LLC	Information Technology Services
Second Lien Debt (j)(y)			0.00%/13.00%	10/29/2021	6/1/2028	16,000	15,933	4,525
Common Equity (97,808 units) (h)(j)				12/1/2021			857	—
							16,790	4,525	1%
Tedia Company, LLC	Healthcare Products
First Lien Debt (j)		(S + 7.75%) / (1.00%)	12.32%/0.00%	3/4/2022	3/4/2027	14,100	14,066	14,100
Revolving Loan ($2,250 unfunded commitment) (i)(j)		(S + 7.75%) / (1.00%)	12.32%/0.00%	3/4/2022	3/4/2027	—	(9)	—
Subordinated Debt (j)			7.25%/7.25%	3/4/2022	9/4/2027	3,144	3,138	3,585
Preferred Equity (1,000 units) (h)(j)				3/4/2022			1,000	822
							18,195	18,507	3%
Thrust Flight LLC	Business Services
First Lien Debt ($1,033 unfunded commitment)(i)(j)(au)		(S + 5.75%) / (2.00%)	10.06%/0.00%	9/9/2024	9/9/2029	11,393	11,307	11,393
Common Equity (1,050,000 units) (h)(j)				9/9/2024			1,050	1,115
							12,357	12,508	2%
Tiger Calcium Services Inc. (aq)	Transportation services
Second Lien Debt (j) (ao)			12.50%/0.00%	12/21/2022	7/31/2026	12,500	12,492	12,500	2%

UBEO, LLC	Business Services
Common Equity (705,000 units) (h)(j)				4/3/2018			655	2,337	0%

United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)(j)				4/1/2012			891	—
Warrant (57,469 units) (j)(m)				3/5/2012			565	—
							1,456	—	0%
USG AS Holdings, LLC	Utilities: Services
First Lien Debt (j)		(S + 8.00%) / (2.50%)	12.46%/0.00%	2/23/2023	2/23/2028	10,000	9,942	10,000
Common Equity (Units N/A) (j)				2/21/2023			387	2,475
							10,329	12,475	2%
Virginia Tile Company, LLC (n)	Specialty Distribution
Common Equity (Units N/A) (j)				12/19/2014			—	5	0%

Virtex Enterprises, LP	Component Manufacturing
Second Lien Debt (y)		(S + 0.00%) / (2.50%)	4.42%/9.75%	4/13/2022	6/30/2026	11,002	10,906	4,151
Subordinated Debt (y)		(S + 4.00%) / (2.50%)	10.42%/0.00%	9/20/2023	12/31/2025	350	349	311
							11,255	4,462	1%
W50 Holdings, LLC	Business Services
Subordinated Debt (j)			12.50%/0.00%	3/22/2024	3/24/2031	12,500	12,367	12,500
Preferred Equity (Units N/A) ($100 unfunded commitment) (j)				3/21/2024			900	817
							13,267	13,317	2%
White Label Communication, LLC	Information Technology Services
First Lien Debt (j)		(S + 6.00%) / (1.00%)	10.32%/0.00%	10/11/2023	10/11/2029	17,281	17,207	17,281
Common Equity (536 units) (h)(j)				10/11/2023			—	4
Preferred Equity (5,000 units) (h)(j)				10/11/2023			500	556
							17,707	17,841	3%
Winona Foods, Inc.	Specialty Distribution
First Lien Debt (j)		(S + 6.00%) / (6.00%)	17.00%/0.00%	12/13/2023	6/13/2027	2,007	1,988	2,067	0%

Wonderware Holdings, LLC (dba CORE Business Technologies)	Information Technology Services
First Lien Debt (k)(z)		(S + 7.00%) / (1.00%)	11.58%/0.00%	2/10/2021	5/31/2025	8,316	8,316	8,316	1%

World Tours LLC	Consumer Services
First Lien Debt (ay)		(S + 6.50%) / (2.00%)	10.81%/0.00%	11/13/2024	11/13/2029	6,000	5,958	5,958
Preferred Equity (1,000,000 units) (h)(j)				11/13/2024			1,000	1,000
							6,958	6,958	1%
Worldwide Express Operations, LLC	Transportation services
Common Equity (795,000 units) (j)				7/21/2021			795	900
Common Equity (752,380 units) (h)(j)				7/26/2021			225	695
							1,020	1,595	0%
Zonkd, LLC	Component Manufacturing
First Lien Debt (j)			15.00%/0.00%	3/18/2022	3/18/2027	2,800	2,709	2,800
Common Equity (4,987 units) (h)(j)				3/18/2022			169	674
							2,878	3,474	1%

Total Non-control/Non-affiliate Investments							$1,089,409	$1,063,342	157%

Total Investments							$1,148,852	$1,154,408	170%

Money market funds (included in cash and cash equivalents)
Goldman Sachs Financial Square Treasury Obligation Institution CUSIP (38141W323) (ad)			4.22%/0.00%				$62,616	$62,616	9%
Total money market funds							$62,616	$62,616	9%
Total Investments and Money Market Funds							$1,211,468	$1,217,024	179%

(a) See Note 3 to the consolidated financial statements for portfolio composition by geographic location.

(b) Equity ownership may be held in shares or units of companies related to the portfolio companies. The Company’s investments are generally classified as “restricted securities”, unless otherwise noted, as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144. As of March 31, 2025, the Company held restricted securities with an aggregate fair value of $1,154,408, or 170% of the Company's net assets.

(c) All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.

(d) Variable rate investments bear interest at a rate indexed to Prime (P) or SOFR (S), which are reset monthly, bimonthly, quarterly, or semi-annually. Certain variable rate investments also include a Prime or SOFR interest rate floor. For each investment, the Company has provided the spread over the reference rate and the Prime or SOFR floor, if any, as of March 31, 2025.

(e) Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of March 31, 2025. Generally, payment-in-kind interest can be paid-in-kind or all in cash.

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

(i) The disclosed commitment represents the unfunded amount as of March 31, 2025. The Company is earning 0.50% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate which will be earned if the commitment is funded.

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

(q) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.38% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(r) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.92% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(s) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.01% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(u) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.13% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(v) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.21% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(w) The disclosed commitment represents the unfunded amount as of March 31, 2025. The Company is earning 0.75% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

(x) The disclosed commitment represents the unfunded amount as of March 31, 2025. The Company is earning 1.00% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

(y) Investment was on non-accrual status as of March 31, 2025.

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

(ac) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of 2.82% and PIK interest amount of 1.26% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ad) This investment is classified as a Level 1 investment. For further detail on the fair value measurements, see Note 4 to the consolidated financial statements.

(ae) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.49% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(al) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.04% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(am) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.00% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ao) The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company can not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2025, total non-qualifying assets at fair value represented 1.01% of the Company's total assets calculated in accordance with the 1940 Act.

(ap) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of 0.00% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(aq) The headquarters of this portfolio company is located in Canada.

(ar) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.62% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(as) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.01% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(at) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.51% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(au) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.22% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(av) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 0.66% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(az) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.39% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(bb) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 0.48% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(bc) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of 2.47% and PIK interest amount of 0.75% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(bd) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.00% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(be) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.00% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(bf) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.53% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(bg) The disclosed commitment represents the unfunded amount as of March 31, 2025. The Company is earning 0.60% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate which will be earned if the commitment is funded.

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2024

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets

Control Investments (t)
US GreenFiber, LLC (n)	Building Products Manufacturing
Second Lien Debt (j)(y)			0.00%/0.00%	7/3/2014	8/30/2024	$5,226	$5,223	$—
Common Equity (2,522 units) (h)(j)				7/3/2014			585	—
Common Equity (425,508 units) (j)				8/30/2019			1	—
Common Equity (1,022,813 units) (h)(j)				7/1/2020			1,023	—
							6,832	—	0%

Total Control Investments							$6,832	$—	0%

Affiliate Investments (l)
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	Building Products Manufacturing
Subordinated Debt (j)			11.00%/0.00%	12/31/2021	12/31/2027	$9,602	$9,602	$9,602
Common Equity (5,690 units) (h)(j)				12/31/2021			5,690	6,571
Common Equity (7,113 units) (h)(j)				12/31/2021			7,113	8,214
Common Equity (2,012 units) (h)(j)				12/31/2021			-	-
							22,405	24,387	4%
CP Communications, LLC	Business Services
First Lien Debt (am)		(S + 8.50%) / (4.00%)	12.96%/0.00%	12/4/2024	12/4/2029	6,350	6,304	6,304
Holdco Note (j)			8.00%/8.00%	12/4/2024	6/4/2030	1,509	1,502	1,502
Preferred Equity (62 units)				12/4/2024			500	500
							8,306	8,306	1%
Medsurant Holdings, LLC	Healthcare Services
Preferred Equity (84,997 units) (h)(j)				4/12/2011			314	2,231
Warrant (252,588 units) (h)(j)(m)				4/12/2011			2,257	7,632
							2,571	9,863	1%
Pfanstiehl, Inc.	Healthcare Products
Common Equity (2,550 units) (j)				3/29/2013			255	39,923	6%

Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	Aerospace & Defense Manufacturing
First Lien Debt (j)(ag)		(S + 6.00%) / (1.00%)	10.57%/0.00%	2/12/2021	2/11/2026	15,000	14,976	14,186
Common Equity (12,035 units) (j)				8/25/2021			1,204	—
Common Equity (38,493 units) (j)				12/16/2022			2,609	—
Common Equity (6,783 units) (j)				7/10/2023			686	—
Common Equity (4,663 units) (j)				9/16/2022			472	—
Common Equity (21,689 units) (j)				5/22/2024			2,195	735
							22,142	14,921	2%
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Common Equity (1,000,000 units) (j)				11/12/2015			1,000	4,624	1%

Total Affiliate Investments							$56,679	$102,024	15%

Non-control/Non-affiliate Investments
2KDirect, Inc. (dba iPromote)	Information Technology Services
First Lien Debt (k)(at)		(S + 8.00%) / (0.50%)	12.74%/0.00%	6/25/2021	6/25/2026	$7,076	$7,051	$7,076
First Lien Debt (j)(aa)		(S + 8.00%) / (0.50%)	8.99%/0.00%	7/30/2021	6/25/2026	2,141	2,141	2,141
Common Equity (1,000,000 units)				6/25/2021			1,000	—
							10,192	9,217	1%
301 Edison Holdings Inc. (dba LGG Industrial)	Specialty Distribution
First Lien Debt (j)			11.75%/1.50%	11/14/2023	11/13/2028	11,597	11,471	11,597
Preferred Equity (518,135 units) (j)				11/14/2023			1,000	1,000
							12,471	12,597	2%
Acendre Midco, Inc.	Information Technology Services
First Lien Debt (j)		(S + 7.75%) / (0.50%)	12.60%/0.00%	10/6/2021	10/6/2026	5,418	5,412	5,418
First Lien Debt (j)		(S + 7.75%) / (0.50%)	12.60%/0.00%	10/6/2021	10/6/2026	12,313	12,289	12,313
Revolving Loan (j)		(S + 7.75%) / (0.50%)	12.60%/0.00%	10/6/2021	10/6/2026	1,000	1,000	1,000
Common Equity (500,000 shares) (j)				10/6/2021			371	365
Warrant (150,000 shares) (j)(m)				10/6/2021			129	1
Preferred Equity (77,016 shares) (j)				9/26/2022			88	143
							19,289	19,240	3%
Ad Info Parent, Inc. (dba MediaRadar)	Information Technology Services
First Lien Debt (j)		(S + 6.25%) / (1.00%)	10.75%/0.00%	11/1/2023	9/16/2029	12,375	12,319	11,996
Revolving Loan ($865 unfunded commitment) (i)(j)		(S + 6.25%) / (1.00%)	10.75%/0.00%	11/1/2023	9/16/2029	577	570	577
Preferred Equity (1,250,000 units) (j)				11/1/2023			1,250	735
							14,139	13,308	2%
Aldinger Company	Business Services
Common Equity (12,504 units)				6/30/2023			254	1,645
Preferred Equity (12,861 units)				6/30/2023			1,286	1,583
							1,540	3,228	0%
Allredi, LLC (fka Marco Group International OpCo, LLC)	Industrial Cleaning & Coatings
Second Lien Debt (j)			0.00%/17.00%	3/2/2020	9/2/2026	13,702	13,665	12,623
Common Equity (570,636 units) (h)(j)				7/21/2017			637	36
Common Equity (39,443 units) (h)(j)				11/24/2021			22	36
Common Equity (524,624units) (h)(j)				8/3/2023			45	61
							14,369	12,756	2%

American AllWaste LLC (dba WasteWater Transport Services)	Environmental Industries
First Lien Debt (j)(p)		(S + 6.75%) / (1.00%)	11.32%/0.00%	6/28/2021	3/31/2028	22,218	22,180	22,218
First Lien Debt (j)(o)		(S + 6.75%) / (1.00%)	8.82%/0.00%	6/28/2021	3/31/2028	330	330	328
First Lien Debt (j)			15.25%/0.00%	3/28/2024	3/31/2028	5,864	5,864	5,864
Preferred Equity (500 units) (h)(j)				5/31/2018			500	—
Preferred Equity (207 units) (h)(j)				8/6/2019			250	—
Preferred Equity (141 units) (h)(j)				11/2/2020			171	—
Preferred Equity (74 units) (h)(j)				12/29/2021			97	—
Preferred Equity (52 units) (h)(j)				11/27/2024			52	—
Preferred Equity (312 units) (h)(j)				12/30/2024			312	312
Common Equity (1,405 units) (h)(j)				12/30/2024			—	—
							29,756	28,722	4%
AmeriWater, LLC	Component Manufacturing
First Lien Debt (af)		(S + 6.25%) / (1.00%)	10.58%/0.00%	7/8/2022	7/8/2027	7,340	7,316	7,340
Subordinated Debt (j)			7.00%/7.00%	7/8/2022	1/8/2028	2,382	2,377	2,382
Common Equity (1,000 units) (h)(j)				7/8/2022			1,000	1,392
							10,693	11,114	2%
AOM Intermediate Holdco, LLC (dba AllOver Media)	Information Technology Services
Common Equity (1,232 units) (h)(j)				2/1/2022			1,372	1,459	0%

APM Intermediate Holdings, LLC (dba Artistic Paver Manufacturing, Inc.)	Building Products Manufacturing
First Lien Debt (ai)		(S + 7.25%) / (2.00%)	11.84%/0.00%	11/8/2022	11/8/2027	18,200	18,126	17,808
Common Equity (1,200 units) (h)(j)				11/8/2022			1,200	644
							19,326	18,452	3%
Auto CRM LLC (dba Dealer Holdings)	Information Technology Services
Subordinated Debt			0.00%/14.50%	10/1/2021	12/31/2028	784	782	783
Subordinated Debt			0.00%/14.50%	12/30/2024	12/31/2028	1,722	1,722	1,722
Common Equity (500 units) (j)				10/1/2021			500	291
							3,004	2,796	0%
Axis Medical Technologies LLC (dba MoveMedical)	Information Technology Services
First Lien Debt (j)		(S + 6.50%) / (2.00%)	11.13%/0.00%	10/24/2024	10/24/2029	13,600	13,535	13,535
Revolving Loan ($800 unfunded commitment) (j)(x)		(S + 6.50%) / (2.00%)	11.13%/0.00%	10/24/2024	10/24/2029	—	(4)	—
Preferred Equity (1,200,000 units) (j)				10/25/2024			1,148	1,148
							14,679	14,683	2%
Bad Boy Mowers JV Acquisition, LLC	Consumer Products
Subordinated Debt (k)			9.00%/4.50%	11/9/2023	11/9/2030	13,695	13,626	13,695
Preferred Equity (13,000 units) (j)				11/9/2023			1,300	1,438
							14,926	15,133	2%
Barefoot Mosquito and Pest Control, LLC	Consumer Services
First Lien Debt (k)(s)		(S + 6.50%) / (2.00%)	11.02%/0.00%	11/27/2024	12/22/2029	26,800	26,800	26,800
Common Equity (4,422 units) (h)(j)				12/22/2023			—	—
Preferred Equity (16,693 units) (h)(j)				12/22/2023			1,669	1,736
							28,469	28,536	4%
BCM One Group Holdings, Inc.	Information Technology Services
Subordinated Debt (j)			11.75%/0.00%	11/17/2021	11/17/2028	17,667	17,562	17,667	3%

Bedford Precision Parts LLC	Specialty Distribution
Common Equity (500,000 units) (h)(j)				3/12/2019			470	444	0%

Brightmore Brands LLC	Retail
First Lien Debt (j)(al)		(S + 5.38%) / (1.50%)	9.97%/0.00%	9/13/2022	9/9/2029	24,000	23,675	24,000
Common Equity (1,000 units) (j)				9/13/2022			1,000	1,856
Common Equity (371 units) (j)				9/9/2024			713	732
							25,388	26,588	4%
Cardback Intermediate, LLC (dba Chargeback Gurus)	Information Technology Services
First Lien Debt (j)(ah)		(S + 6.50%) / (0.75%)	11.35%/0.00%	8/10/2021	8/10/2026	8,927	8,902	8,927
Common Equity (495 shares) (j)				8/10/2021			125	123
Preferred Equity (495 shares) (j)				8/10/2021			125	325
							9,152	9,375	1%
Choice Technology Solutions, LLC (dba Choice Merchant Solutions, LLC)	Information Technology Services
First Lien Debt (j)		(S + 7.25%) / (1.00%)	12.09%/0.00%	4/1/2022	4/1/2027	10,550	10,529	10,550
Revolving Loan ($1,000 unfunded commitment) (i)(j)		(S + 6.25%) / (1.00%)	11.09%/0.00%	4/1/2022	4/1/2027	—	—	—
Preferred Equity (500,000 units) (h)(j)				8/21/2023			500	148
							11,029	10,698	2%
CIH Intermediate, LLC	Business Services
Subordinated Debt (k)			10.00%/1.00%	3/3/2022	3/3/2028	12,666	12,594	12,666
Common Equity (563 shares) (j)				3/3/2022			400	1,935
Preferred Equity (563 shares) (j)				3/3/2022			400	995
							13,394	15,596	2%
CRS Solutions Holdings, LLC (dba CRS Texas)	Business Services
Common Equity (574,929 units) (h)(j)				6/28/2022			272	—	0%

CTM Group, Inc. (dba Venuplus, Inc.)	Business Services
First Lien Debt		(S + 4.75%) / (1.00%)	9.40%/2.75%	2/28/2023	11/30/2026	7,980	7,898	7,980
Subordinated Debt			7.75%/6.50%	2/28/2023	11/30/2027	2,251	2,235	2,019
Common Equity (400,000 units)				2/28/2023			400	35
							10,533	10,034	2%
Dataguise, Inc.	Information Technology Services
Subordinated Debt (j)			11.00%/2.00%	12/30/2022	11/23/2027	22,590	22,560	22,590
Common Equity (909 shares) (j)				12/31/2020			1,500	1,276
							24,060	23,866	4%
Dealerbuilt Acquisition, LLC	Information Technology Services
First Lien Debt (ac)		(S + 5.75%) / (4.00%)	10.36%/1.00%	7/21/2023	7/21/2026	13,455	13,404	13,455

Subordinated Debt (j)			7.50%/7.50%	7/21/2023	1/21/2027	11,603	11,556	11,603
Common Equity (1,000 Units) (h)(j)				7/21/2023			—	—
Preferred Equity (1,000 Units) (h)(j)				7/21/2023			1,000	1,000
							25,960	26,058	4%
Detechtion Holdings, LLC	Information Technology Services
First Lien Debt (k)		(S + 5.75%) / (2.25%)	10.34%/2.00%	6/21/2023	6/21/2028	23,604	23,508	23,604
Revolving Loan ($1,000 unfunded commitment) (j)(w)		(S + 7.75%) / (2.25%)	12.34%/0.00%	7/12/2024	6/21/2028	—	(4)	—
Subordinated Debt (j)			0.00%/14.00%	6/21/2023	6/21/2028	2,477	2,469	2,477
Common Equity (601,532 units) (h)(j)				6/21/2023			602	657
							26,575	26,738	4%
Diversified Search LLC	Business Services
First Lien Debt (j)(r)		(S + 7.50%) / (1.00%)	12.09%/0.00%	2/7/2019	9/30/2025	24,155	24,124	23,612
Common Equity (573 units) (h)(j)				2/7/2019			552	203
							24,676	23,815	4%
Donovan Food Brokerage, LLC	Business Services
First Lien Debt (ae)		(S + 6.25%) / (2.00%)	10.84%/0.00%	2/23/2024	2/23/2029	17,108	17,043	17,108
Common Equity (598,832 units) (j)				2/23/2024			599	1,125
							17,642	18,233	3%
Elements Brands, LLC	Consumer Products
First Lien Debt (j)			12.25%/0.00%	12/31/2020	6/30/2025	2,025	2,025	2,025
Revolving Loan (j)			12.25%/0.00%	12/31/2020	6/30/2025	1,500	1,500	1,500
							3,525	3,525	1%
Enterprise Asset Management FM Purchaser, Inc. (dba MCIM)	Information Technology Services
First Lien Debt (j)		(S + 5.75%) / (2.00%)	10.34%/2.00%	5/20/2024	5/20/2029	17,214	17,140	17,214
Common Equity (551,470 units) (j)				5/20/2024			750	846
							17,890	18,060	3%
Estex Manufacturing Company, LLC	Component Manufacturing
First Lien Debt (j)(az)		(S + 5.00%) / (2.00%)	9.55%/0.00%	10/1/2024	10/1/2029	5,531	5,474	5,474
Common Equity (75,000 units) (j)				10/1/2024			750	750
							6,224	6,224	1%
Fishbowl Solutions, LLC	Information Technology Services
First Lien Debt		(S + 7.75%) / (1.00%)		3/25/2022	3/25/2027	18,811	18,738	18,811
First Lien Debt (j)		(S + 7.75%) / (1.00%)	12.62%/0.00%	12/27/2024	3/25/2027	10,001	10,001	10,001
Revolving Loan ($2,223 unfunded commitment) (i)(j)		(S + 7.75%) / (1.00%)	12.62%/0.00%	12/27/2024	3/25/2027	777	777	777
							29,516	29,589	5%
Fumex, LLC	Industrial Product Services
First Lien Debt (j)(ar)		(S + 4.75%) / (1.00%)	9.26%/0.00%	11/27/2024	11/27/2029	7,000	6,949	6,949
Common Equity (3,500 units) (h)(j)				11/27/2024			350	350
							7,299	7,299	1%
Global Plasma Solutions, Inc.	Component Manufacturing
Common Equity (601 shares) (j)				2/1/2024			162	261
Common Equity (1,705 shares) (j)				9/21/2018			188	371
							350	632	0%
GMP HVAC, LLC (dba McGee Heating & Air, LLC)	Utilities: Services
First Lien Debt (j)		(S + 7.00%) / (2.00%)	11.59%/0.00%	12/8/2023	12/8/2028	20,596	20,497	20,596
Revolving Loan ($1,500 unfunded commitment) (i)(j)		(S + 7.00%) / (2.00%)	11.59%/0.00%	12/8/2023	12/8/2028	—	(7)	—
Preferred Equity (1,394 units) (h)(j)				12/8/2023			1,406	1,594
							21,896	22,190	3%
GP&C Operations, LLC (dba Garlock Printing and Converting)	Component Manufacturing
Common Equity (515,625 units) (h)(j)				1/22/2021			516	913	0%

Green Cubes Technology, LLC (dba Green Cubes)	Information Technology Services
First Lien Debt (j)(ax)		(S + 7.50%) / (2.00%)	12.13%/0.00%	10/16/2024	10/16/2029	22,500	22,235	22,234	3%

Haematologic Technologies, Inc.	Healthcare Services
First Lien Debt		(S + 5.25%) / (3.00%)	10.11%/3.00%	10/11/2019	6/30/2026	6,422	6,422	6,422
Common Equity (630 units) (h)(j)				10/11/2019			630	—
Common Equity (169 units) (h)(j)				6/26/2023			169	214
							7,221	6,636	1%
Hallmark Health Care Solutions, Inc.	Healthcare Services
Common Equity (3,645,752 units) (j)				9/18/2023			3,646	3,743	1%

Healthfuse, LLC	Healthcare Services
Preferred Equity (197,980 units)				11/13/2020			739	4,038	1%

Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt (j)			11.50%/1.25%	4/25/2023	6/30/2028	24,804	24,562	24,804
Common Equity (5,837 units) (j)				3/23/2016			—	1,350
Common Equity (637 units) (j)				8/7/2023			24	147
Preferred Equity (868 units) (j)				10/16/2020			154	341
							24,740	26,642	4%
IBH Holdings, LLC (fka Inflexxion, Inc.)	Business Services
Common Equity (150,000 units) (j)				6/20/2018			—	—	0%

InductiveHealth Informatics, LLC	Healthcare Services
First Lien Debt (j)		(S + 7.75%) / (2.00%)	12.44%/0.50%	9/20/2024	9/20/2028	20,029	19,819	19,819
Preferred Equity (367 units) (j)				9/20/2024			367	367
Common Equity (1,361 units) (j)				9/20/2024			—	—
							20,186	20,186	3%
Informatics Holdings, Inc. (dba Wasp Barcode Technologies)	Information Technology Services
First Lien Debt (j)(v)		(S + 6.50%) / (2.50%)	11.09%/0.00%	5/1/2024	3/7/2029	9,000	8,985	9,000
Preferred Equity (1,000,000 units) (j)				3/7/2024			1,000	1,000
							9,985	10,000	2%

ISI PSG Holdings, LLC (dba Incentive Solutions, Inc.)	Business Services
First Lien Debt (j)(aj)		(S + 7.50%) / (0.50%)	11.98%/0.00%	4/5/2021	4/5/2026	10,649	10,623	10,886
First Lien Debt (j)(an)		(S + 7.50%) / (0.50%)	8.48%/0.00%	6/30/2021	4/5/2026	11,203	11,203	11,036
Common Equity (256,964 units) (h)(j)				4/5/2021			500	488
							22,326	22,410	3%
Janus Health Technologies, Inc.	Information Technology Services
First Lien Debt			12.00%/0.00%	1/3/2024	1/3/2028	5,000	4,983	5,000
First Lien Debt (j)			12.00%/0.00%	1/3/2024	6/3/2025	2,500	2,497	2,500
Preferred Equity (68,361 units)				1/3/2024			1,500	1,472
							8,980	8,972	1%
Jumo Health, Inc.	Healthcare Services
First Lien Debt (j)(aw)		(S + 5.50%) / (2.00%)	10.11%/0.00%	8/16/2024	8/16/2029	6,000	5,934	5,934
Common Equity (1,359 shares) (j)				8/16/2024			—	—
Preferred Equity (1,359 shares) (j)				8/16/2024			750	750
							6,684	6,684	1%
The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Common Equity (855 shares) (j)				12/8/2017			933	128	0%

Level Education Group, LLC (dba CE4Less)	Business Services
First Lien Debt (ak)		(S + 5.75%) / (2.00%)	10.62%/0.00%	4/1/2021	4/1/2026	2,315	2,305	2,315
Common Equity (1,000,000 units) (j)				4/1/2021			1,000	1,695
							3,305	4,010	1%
LifeSpan Biosciences, Inc.	Healthcare Products
Subordinated Debt (j)			11.50%/0.00%	3/19/2021	4/7/2028	16,000	15,972	16,000
Common Equity (108 shares) (j)				6/7/2024			595	518
							16,567	16,518	3%
MBS Opco, LLC (dba Marketron)	Information Technology Services
First Lien Debt (j)		(S + 8.50%) / (1.50%)	13.35%/0.00%	9/29/2022	9/28/2026	27,000	26,941	27,000	4%

MDME Holding Corp.	Healthcare Products
First Lien Debt		(S + 6.25%) / (1.00%)	10.73%/0.00%	8/31/2023	8/3/2027	11,774	11,711	11,610
Common Equity (4,735 units) (j)				9/18/2023			—	—
Preferred Equity (12,500 units) (j)				9/18/2023			1,250	527
							12,961	12,137	2%
Micronics Filtration Holdings, Inc. (dba Micronics Engineered Filtration Group, Inc.)	Component Manufacturing
First Lien Debt (k)(as)		(S + 5.25%) / (0.50%)	10.10%/0.00%	2/17/2022	2/17/2027	30,000	29,445	30,000
Common Equity (14,400 units) (j)				2/17/2022			1,440	6,933
							30,885	36,933	6%
Netbase Solutions, Inc. (dba Netbase Quid)	Information Technology Services
First Lien Debt (k)(ap)		(P + 4.00%) / (3.25%)	11.50%/0.00%	11/18/2021	11/18/2025	15,869	15,841	15,711	2%

NWS Technologies, LLC	Utilities: Services
First Lien Debt (u)		(S + 8.00%) / (2.50%)	12.59%/0.00%	6/20/2023	6/16/2028	17,000	16,823	17,000
Common Equity (1 unit) (h)(j)				6/20/2023			1,110	843
Preferred Equity (0.375 units) (h)(j)				6/20/2023			370	409
							18,303	18,252	3%
OnePath Systems, LLC	Information Technology Services
Common Equity (732,542 shares) (j)				9/30/2022			500	790	0%
							500	790
Palmetto Moon, LLC	Retail
Common Equity (499 units) (j)				11/3/2016			265	1,274	0%

Pinnergy, Ltd.	Oil & Gas Services
Subordinated Debt (j)			10.00%/0.00%	6/30/2022	6/30/2027	10,200	10,163	10,200	2%

PowerGrid Services Acquisition, LLC	Utilities: Services
Common Equity (5,461 units) (h)(j)				9/21/2021			494	1,231	0%

Prime AE Group, Inc.	Business Services
First Lien Debt (j)(ab)		(S + 8.75%) / (2.00%)	13.21%/0.00%	11/25/2019	11/22/2025	5,500	5,488	5,500
Preferred Equity (900,000 shares) (j)				11/25/2019			900	364
							6,388	5,864	1%
Puget Collision, LLC	Retail
First Lien Debt (j)(av)		(S + 7.00%) / (2.00%)	11.59%/0.00%	1/4/2024	1/4/2029	22,232	22,016	22,232
Subordinated Debt (h)(j)			0.00%/10.00%	11/22/2024	5/22/2026	60	59	60
Subordinated Debt (h)(j)			0.00%/10.00%	12/20/2024	6/20/2026	37	37	37
Common Equity (310 units) (h)(j)				1/4/2024			810	1,284
							22,922	23,613	4%
QED Technologies International, Inc.	Component Manufacturing
First Lien Debt (q)		(S + 5.25%) / (1.50%)	9.84%/0.50%	3/1/2023	3/1/2028	15,551	15,468	15,551
Common Equity (140 shares) (j)				2/28/2023			1,402	3,574
							16,870	19,125	3%
Quantum IR Technologies, LLC	Information Technology Services
First Lien Debt (j)(y)			14.00%/0.00%	3/19/2024	12/20/2026	12,000	11,964	—
Common Equity (12,183 shares) (j)				3/19/2024			2,400	—
							14,364	—	0%
Quest Software US Holdings Inc.	Information Technology Services
Second Lien Debt (j)		(S + 7.50%) / (0.50%)	12.24%/0.00%	3/1/2022	2/1/2030	20,000	19,540	9,645	1%

R1 Holdings, LLC (dba RoadOne IntermodaLogistics)	Transportation services
First Lien Debt (j)		(S + 6.25%) / (1.00%)	10.84%/0.00%	12/30/2022	12/30/2028	6,279	6,110	6,303
Subordinated Debt (j)			8.75%/5.00%	12/30/2022	6/30/2029	1,475	1,443	1,475
Common Equity (280,000 units) (j)				12/30/2022			280	238
							7,833	8,016	1%
R.F. Fager Company LLC	Specialty Distribution
Second Lien Debt (j)			12.75%/0.00%	3/4/2024	8/4/2030	14,000	13,932	14,000
Common Equity (12,500 units) (h)(j)				3/4/2024			1,208	1,343
							15,140	15,343	2%

Rhino Assembly Company, LLC (n)	Specialty Distribution
Common Equity (Class A Units) (10,915 units) (h)(j)				8/11/2017			—	—
Preferred Equity (Units N/A) (h) (j)				12/10/2020			—	—
Common Equity (Class F Units) (710 units) (h)(j)				12/10/2020			—	—
							—	—	0%
ServicePower, Inc.	Information Technology Services
First Lien Debt (k)		(S + 8.00%) / (3.25%)	12.61%/0.00%	3/15/2024	3/15/2028	21,000	20,750	21,000	3%

SES Investors, LLC (dba SES Foam) (n)	Building Products Manufacturing
Common Equity (6,000 units) (h)(j)				9/8/2016			—	—	0%

Suited Connector LLC	Information Technology Services
Second Lien Debt (j)(y)			0.00%/13.00%	10/29/2021	6/1/2028	16,000	15,933	5,505
Common Equity (97,808 units) (h)(j)				12/1/2021			857	—
							16,790	5,505	1%
Tedia Company, LLC	Healthcare Products
First Lien Debt (j)		(S + 8.75%) / (1.00%)	13.60%/0.00%	3/4/2022	3/4/2027	15,600	15,562	15,600
Revolving Loan ($2,250 unfunded commitment) (i)(j)		(S + 8.75%) / (1.00%)	13.60%/0.00%	3/4/2022	3/4/2027	—	(10)	—
Subordinated Debt (j)			7.75%/7.75%	3/4/2022	9/4/2027	3,088	3,081	3,531
Preferred Equity (1,000 units) (h)(j)				3/4/2022			1,000	995
							19,633	20,126	3%
Thrust Flight LLC	Business Services
First Lien Debt ($2,625 unfunded commitment)(i)(j)(au)		(S + 5.75%) / (2.00%)	10.36%/0.00%	9/9/2024	9/9/2029	9,800	9,710	9,710
Common Equity (1,050,000 units) (h)(j)				9/9/2024			1,050	1,050
							10,760	10,760	2%
Tiger Calcium Services Inc. (aq)	Transportation services
Second Lien Debt (j) (ao)			12.50%/0.00%	12/21/2022	5/31/2025	12,500	12,489	12,529	2%

UBEO, LLC	Business Services
Common Equity (705,000 units) (h)(j)				4/3/2018			655	2,214	0%

United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)(j)				4/1/2012			891	—
Warrant (57,469 units) (j)(m)				3/5/2012			565	—
							1,456	—	0%
USG AS Holdings, LLC	Utilities: Services
First Lien Debt (j)		(S + 8.50%) / (2.50%)	13.24%/0.00%	2/23/2023	2/23/2028	10,000	9,937	10,000
Common Equity (Units N/A) (j)				2/21/2023			387	1,480
							10,324	11,480	2%
Virginia Tile Company, LLC (n)	Specialty Distribution
Common Equity ( units) (j)				12/19/2014			—	5	0%

Virtex Enterprises, LP	Component Manufacturing
Second Lien Debt (y)		(S + 0.00%) / (2.50%)	4.46%/9.75%	4/13/2022	6/30/2026	11,002	10,906	4,437
Subordinated Debt (y)		(S + 4.00%) / (2.50%)	10.46%/0.00%	9/20/2023	12/31/2025	354	353	328
							11,259	4,765	1%
W50 Holdings, LLC	Business Services
Subordinated Debt (j)			12.50%/0.00%	3/22/2024	3/24/2031	12,500	12,361	12,500
Preferred Equity (Units N/A) ($100 unfunded commitment) (j)				3/21/2024			900	804
							13,261	13,304	2%
White Label Communication, LLC	Information Technology Services
First Lien Debt (j)		(S + 6.00%) / (1.00%)	10.36%/0.00%	10/11/2023	10/11/2029	17,369	17,290	17,369
Common Equity (536 units) (h)(j)				10/11/2023			—	—
Preferred Equity (5,000 units) (h)(j)				10/11/2023			500	545
							17,790	17,914	3%
Winona Foods, Inc.	Specialty Distribution
First Lien Debt (j)		(S + 6.00%) / (6.00%)	17.00%/0.00%	12/13/2023	6/13/2027	2,032	2,010	2,032	0%

Wonderware Holdings, LLC (dba CORE Business Technologies)	Information Technology Services
First Lien Debt (k)(z)		(S + 7.00%) / (1.00%)	11.73%/0.00%	2/10/2021	3/31/2025	8,316	8,315	8,316	1%

World Tours LLC	Consumer Services
First Lien Debt (ay)		(S + 6.50%) / (2.00%)	11.02%/0.00%	11/13/2024	11/13/2029	6,000	5,956	5,956
Preferred Equity (1,000,000 units) (h)(j)				11/13/2024			1,000	1,000
							6,956	6,956	1%
Worldwide Express Operations, LLC	Transportation services
Common Equity (795,000 units) (j)				7/21/2021			795	847
Common Equity (752,380 units) (h)(j)				7/26/2021			225	658
							1,020	1,505	0%
Zonkd, LLC	Component Manufacturing
First Lien Debt (j)		(S + 9.00%) / (1.00%)	14.75%/0.00%	3/18/2022	3/18/2027	3,000	2,898	3,000
Common Equity (4,987 units) (h)(j)				3/18/2022			169	951
							3,067	3,951	1%

Total Non-control/Non-affiliate Investments							$1,011,646	$988,482	151%

Total Investments							$1,075,157	$1,090,506	166%

Money market funds (included in cash and cash equivalents)
Goldman Sachs Financial Square Treasury Obligation Institution CUSIP (38141W323) (ad)			4.40%/0.00%				$48,715	$48,715	8%
Total money market funds							$48,715	$48,715	8%

Total Investments and Money Market Funds	$1,123,872	$1,139,221	174%

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

(q) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.38% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

The Company provides customized debt and equity financing solutions to lower middle-market companies, and may make investments directly or through its two wholly-owned investment company subsidiaries, Fidus Mezzanine Capital III, L.P. (“Fund III”) and Fidus Mezzanine Capital IV, L.P. (“Fund IV” and together with Fund III, the “SBIC Funds”). Each SBIC Fund is licensed by the U.S. Small Business Administration (the “SBA”) as a small business investment company (“SBIC”). The SBIC licenses allow the SBIC Funds to obtain leverage by issuing SBA-guaranteed debentures (“SBA debentures”), subject to the issuance of leverage commitments by the SBA and other customary procedures. As SBICs, the SBIC Funds are subject to regulations of and oversight by the SBA under the Small Business Investment Act of 1958, as amended (the “SBIC Act”), concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments.

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

Note 2. Significant Accounting Policies

Basis of presentation: The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) pursuant to the requirements for reporting on Form 10-Q, Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies (“ASC 946”), and Articles 6 and 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. The current period’s results of operation are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2024.

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

Segments: In accordance with ASC Topic 280 — Segment Reporting, the Company is externally managed and has determined that it has a single reporting segment and operating unit structure, which derives investment income from its portfolio investments. The chief operating decision maker (the “CODM”) assesses performance for the Company based on net investment income, net realized and unrealized gains (losses) from investments, and net increase (decrease) in net assets resulting from operations, which are reported on the consolidated statements of operations. The CODM also may assess the Company's performance by completing an industry benchmarking analysis using the metrics disclosed in Note 10. Financial Highlights. The CODM is the Investment Advisor’s investment committee. Subject to the overall supervision of the Company's board of directors, the Investment Advisor manages the day-to-day operations of, and provides investment advisory and management services to, the Company. The information and operating expense categories included in the consolidated statements of operations are fully reflective of the significant expense categories and amounts that are regularly provided to the CODM.

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

Income taxes: The Company has elected, and intends to qualify annually, to be treated as a RIC under subchapter M of the Code, and, as such will not be subject to U.S. federal income tax on the portion of its taxable income (including gains) distributed as dividends for U.S. federal income tax purposes to stockholders. Taxable income includes the Company’s taxable interest, dividend and fee income, reduced by certain deductions as well as taxable net realized investment gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as such gains or losses are not included in taxable income until they are realized. The Company’s net assets as included on the Consolidated Statements of Assets and Liabilities and Consolidated Statements of Changes in Net Assets include an adjustment to classification as a result of permanent book-to-tax differences, which include differences in the book and tax treatment of income and expenses.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits included in the income tax provision, if any. There were no material uncertain income tax positions at March 31, 2025 and December 31, 2024. The Company’s tax returns are generally subject to examination by U.S. federal and most state tax authorities for a period of three years from the date the respective returns are filed, and, accordingly, the Company’s 2021 through 2023 tax years remain subject to examination.

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

Earnings and net asset value per share: The earnings per share calculations for the three months ended March 31, 2025 and 2024 are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Stock Repurchase Program: The Company has an open market stock repurchase program (the “Stock Repurchase Program”) under which the Company may acquire up to $5,000 of its outstanding common stock. Under the Stock Repurchase Program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by the Company’s management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 28, 2024, the Board extended the Stock Repurchase Program through December 31, 2025, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require the Company to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. The Company did not make any repurchases of common stock during the three months ended March 31, 2025 and 2024. Refer to Note 8 for additional information concerning stock repurchases.

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

As of March 31, 2025, the Company had active investments in 92 portfolio companies and residual investments in four portfolio companies that have sold their underlying operations. The aggregate fair value of the total portfolio was $1,154,408 and the weighted average yield on the Company’s debt investments was 13.2% as of such date. As of March 31, 2025, the Company held equity investments in 85.4% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 1.9%.

As of December 31, 2024, the Company had active investments in 87 portfolio companies and residual investments in four portfolio companies that have sold their underlying operations. The aggregate fair value of the total portfolio was $1,090,506 and the weighted average yield on the Company’s debt investments was 13.3% as of such date. As of December 31, 2024, the Company held equity investments in 85.7% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 2.0%.

The weighted average yield of the Company’s debt investments is not the same as a return on investment for its stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of all of the Company’s and its subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of March 31, 2025 and December 31, 2024, including accretion of OID and debt investment origination fees, but excluding investments on non-accrual status and investments recorded as a secured borrowing, if any.

Purchases of debt and equity investments for the three months ended March 31, 2025 and 2024 totaled $115,555 and $145,861, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the three months ended March 31, 2025 and 2024 totaled $57,343 and $60,247, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	March 31,		December 31,		March 31,		December 31,
	2025		2024		2025		2024
First Lien Debt(1)	$800,924	69.4%	$718,120	65.8%	$810,708	70.6%	$729,084	67.8%
Second Lien Debt	88,794	7.7	83,543	7.7	123,704	10.8	116,250	10.8
Subordinated Debt	126,932	11.0	142,839	13.1	126,307	11.0	142,056	13.2
Equity	137,471	11.9	138,371	12.7	87,439	7.6	84,816	7.9
Warrants	287	-	7,633	0.7	694	-	2,951	0.3
Total	$1,154,408	100.0%	$1,090,506	100.0%	$1,148,852	100.0%	$1,075,157	100.0%

(1)

Includes unitranche investments, which account for 44.6% and 44.7% of the Company's portfolio on a fair value and cost basis as of March 31, 2025, respectively. Includes unitranche investments, which account for 39.9% and 40.4% of the Company's portfolio on a fair value and cost basis as of December 31, 2024, respectively.

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Fair Value				Cost
	March 31,		December 31,		March 31,		December 31,
	2025		2024		2025		2024
United States
Midwest	$129,828	11.2%	$120,537	11.1%	$83,647	7.3%	$73,636	6.8%
Southeast	371,246	32.2	339,683	31.2	370,289	32.2	337,762	31.4
Northeast	203,351	17.6	211,758	19.4	199,608	17.4	202,206	18.8
West	201,819	17.5	194,568	17.8	241,167	21.0	232,262	21.6
Southwest	219,955	19.1	211,431	19.4	225,940	19.7	216,802	20.2
Canada	28,209	2.4	12,529	1.1	28,201	2.4	12,489	1.2
Total	$1,154,408	100.0%	$1,090,506	100.0%	$1,148,852	100.0%	$1,075,157	100.0%

The following table shows portfolio composition by type and by geographic region at fair value as a percentage of net assets.

By Type			By Geographic Region
	March 31,	December 31,		March 31,	December 31,
	2025	2024		2025	2024
First Lien Debt	118.2%	109.5%	United States
Second Lien Debt	13.1	12.7	Midwest	19.1%	18.4%
Subordinated Debt	18.7	21.8	Southeast	54.8	51.8
Equity	20.3	21.1	Northeast	30.0	32.3
Warrants	-	1.2	West	29.8	29.7
Total	170.3%	166.3%	Southwest	32.4	32.2
			Canada	4.2	1.9
			Total	170.3%	166.3%

As of March 31, 2025 and December 31, 2024, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio on a fair value or cost basis. As of March 31, 2025 and December 31, 2024, the Company had no investments that exceeded 5% of total assets.

As of March 31, 2025 and December 31, 2024, the Company had debt investments in four portfolio companies on non-accrual status.

	March 31, 2025		December 31, 2024
	Fair		Fair
Portfolio Company	Value	Cost	Value	Cost
Quantum IR Technologies, LLC	$—	$11,964	$—	$11,964
US GreenFiber, LLC	—	5,223	—	5,223
Suited Connector LLC	4,525	15,933	5,505	15,933
Virtex Enterprises, LP	4,462	11,255	4,765	11,259
Total	$8,987	$44,375	$10,270	$44,379

Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of control and affiliate investments as of December 31, 2024 and any additions and reductions made to such investments during the three months ended March 31, 2025, the ending fair value as of March 31, 2025, and the total investment income earned on such investments during the period.

						Three Months Ended March 31, 2025
Portfolio Company (1)	March 31, 2025 Principal Amount - Debt Investments	December 31, 2024 Fair Value	Gross Additions (2)	Gross Reductions (3)	March 31, 2025 Fair Value	Net Realized Gains (Losses) (4)	Net Change in Unrealized Appreciation (Depreciation)	Interest Income	Payment-in-kind Interest Income	Dividend Income	Fee Income
Control Investments
US GreenFiber, LLC	$5,226	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total Control Investments	$5,226	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Affiliate Investments
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	$9,602	$24,387	$—	$(1,278)	$23,109	$—	$(1,278)	$264	$—	$—	$—
CP Communications, LLC	6,350	8,306	10	(1,510)	6,806	—	-	285	—	—	3
Medsurant Holdings, LLC	—	9,863	10,066	(19,558)	371	10,066	(6,918)	—	—	538	—
Pfanstiehl, Inc.	—	39,923	2,165	—	42,088	—	2,165	—	—	348	—
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	15,000	14,921	5	(393)	14,533	—	(394)	545	—	—	5
Steward Holding LLC (dba Steward Advanced Materials)	—	4,624	—	(465)	4,159	—	(465)	—	—	—	—
Total Affiliate Investments	$30,952	$102,024	$12,246	$(23,204)	$91,066	$10,066	$(6,890)	$1,094	$—	$886	$8

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

The table below represents the fair value of control and affiliate investments as of December 31, 2023 and any additions and reductions made to such investments during the year ended December 31, 2024, including the total investment income earned on such investments during the period.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

An investment’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s investment portfolio is comprised entirely of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available, with the exception of money market funds, which are valued using Level 1 inputs as of March 31, 2025. Therefore, the Company values such portfolio investments at fair value, as determined in good faith by the Board, using Level 3 inputs with the exception of money market funds that were valued using Level 1 inputs as of March 31, 2025. The degree of judgment exercised by the Board in determining fair value is greatest for investments classified as Level 3 inputs. Due to the inherent uncertainty of determining the fair values of investments that do not have readily available market quotations, the Board’s estimate of fair values may differ significantly from the values that would have been used had a ready market for the securities existed, and those differences may be material. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the amounts ultimately realized on these investments to be materially different than the valuations currently assigned.

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

The Board consulted with the independent third-party valuation firm(s) in arriving at our determination of fair value for 18 and 21 of our portfolio company investments representing 28.3% and 27.5% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended March 31, 2025 and December 31, 2024, respectively) as of March 31, 2025 and December 31, 2024, respectively.

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

The following tables present fair value measurements of investments by major class according to the fair value hierarchy:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$800,924	$800,924
Second Lien Debt	—	—	88,794	88,794
Subordinated Debt	—	—	126,932	126,932
Equity	—	—	137,471	137,471
Warrants	—	—	287	287
Money Market Funds	62,616	—	—	62,616
Total	$62,616	$—	$1,154,408	$1,217,024

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$718,120	$718,120
Second Lien Debt	—	—	83,543	83,543
Subordinated Debt	—	—	142,839	142,839
Equity	—	—	138,371	138,371
Warrants	—	—	7,633	7,633
Money Market Funds	48,715	—	—	48,715
Total	$48,715	$—	$1,090,506	$1,139,221

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the three months ended March 31, 2025 and 2024.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2025 and 2024:

	First Lien	Second Lien	Subordinated
	Debt	Debt	Debt	Equity	Warrants	Total
Balance, December 31, 2023	$578,140	$119,561	$135,173	$120,007	$4,768	$957,649
Net realized gains (losses) on investments	—	—	—	1,743	—	1,743
Net change in unrealized appreciation (depreciation) on investments	1,116	453	(75)	(1,456)	1,184	1,222
Purchase of investments	96,142	28,850	12,500	8,369	—	145,861
Proceeds from sales and repayments of investments	(41,963)	(14,852)	(209)	(3,222)	(1)	(60,247)
Interest and dividend income paid-in-kind	256	691	1,102	—	—	2,049
Proceeds from loan origination fees	(896)	(79)	(156)	—	—	(1,131)
Accretion of loan origination fees	478	28	50	—	—	556
Accretion of original issue discount	17	97	2	—	—	116
Balance, March 31, 2024	$633,290	$134,749	$148,387	$125,441	$5,951	$1,047,818
Balance, December 31, 2024	$718,120	$83,543	$142,839	$138,371	$7,633	$1,090,506
Net realized gains (losses) on investments	—	—	—	6,131	7,199	13,330
Net change in unrealized appreciation (depreciation) on investments	1,180	(2,203)	(158)	(3,523)	(5,089)	(9,793)
Purchase of investments	104,846	6,746	3	3,960	—	115,555
Proceeds from sales and repayments of investments	(23,729)	-	(16,690)	(7,468)	(9,456)	(57,343)
Interest and dividend income paid-in-kind	700	715	824	—	—	2,239
Proceeds from loan origination fees	(621)	(56)	-	—	—	(677)
Accretion of loan origination fees	409	27	112	—	—	548
Accretion of original issue discount	19	22	2	—	—	43
Balance, March 31, 2025	$800,924	$88,794	$126,932	$137,471	$287	$1,154,408

Net change in unrealized appreciation/(depreciation) of $(6,416) for the three months ended March 31, 2025 was attributable to Level 3 investments held at March 31, 2025. Net change in unrealized appreciation/(depreciation) of $2,840 for the three months ended March 31, 2024 was attributable to Level 3 investments held at March 31, 2024.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of March 31, 2025 and December 31, 2024. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at	Valuation	Unobservable	Range
	March 31, 2025	Techniques	Inputs	(weighted average)(1)
Debt investments:
First Lien Debt	$786,829	Discounted cash flow	Weighted average cost of capital	6.9% - 30.0% (13.8%)
	3,525	Enterprise value waterfall	Asset Coverage	1.0x - 1.0x (1.0x)
	10,570	Enterprise value waterfall	Revenue multiples	1.3x - 1.3x (1.3x)

Second Lien Debt	88,794	Discounted cash flow (2)	Weighted average cost of capital	12.6% - 69.5% (19.5%)

Subordinated Debt	126,932	Discounted cash flow	Weighted average cost of capital	10.4% - 20.0% (13.3%)

Equity investments:
Equity	130,969	Enterprise value waterfall	EBITDA multiples	3.5x - 30.0x (10.7x)
	6,502	Enterprise value waterfall	Revenue multiples	0.8x - 9.0x (6.3x)

Warrants	287	Enterprise value waterfall	EBITDA multiples	3.5x - 3.5x (3.5x)
	-	Enterprise value waterfall	Revenue multiples	4.0x - 4.0x (4.0x)

(1) Unobservable inputs were weighted by the relative fair value of the instruments.

(2) Includes $9.7 million of debt investments which were valued using a trading discount to par.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Fair Value at	Valuation	Unobservable	Range
	December 31, 2024	Techniques	Inputs	(weighted average)(1)
Debt investments:
First Lien Debt	$714,595	Discounted cash flow	Weighted average cost of capital	7.8% - 26.2% (14.5%)
	3,525	Enterprise value waterfall	Asset Coverage	1.0x - 1.0x (1.0x)
	-	Enterprise value	EBITDA multiples	4.3x - 4.3x (4.3x)

Second Lien Debt	79,106	Discounted cash flow (2)	Weighted average cost of capital	13.4% - 55.5% (20.7%)
	4,437	Option Pricing	Volatility of credit	85.0% - 85.0% (85.0%)

Subordinated Debt	142,839	Discounted cash flow	Weighted average cost of capital	10.4% - 20.0% (13.2%)

Equity investments:
Equity	132,741	Enterprise value waterfall	EBITDA multiples	3.5x - 30.0x (11.0x)
	5,630	Enterprise value waterfall	Revenue multiples	0.8x - 9.0x (6.6x)

Warrants	7,633	Enterprise value waterfall	EBITDA multiples	3.5x - 3.5x (3.5x)
	-	Enterprise value waterfall	Revenue multiples	4.0x - 4.0x (4.0x)

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

The following tables summarize the carrying value and fair value of the Company’s debt obligations as of March 31, 2025 and December 31, 2024.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	March 31, 2025(5)		December 31, 2024(5)
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
SBA debentures (2)	$182,000	$182,000	$175,000	$175,000
Credit Facility borrowings (3)	—	—	45,000	45,000
January 2026 Notes (4)	125,000	121,407	125,000	120,188
November 2026 Notes (4)	125,000	115,897	125,000	114,293
March 2030 Notes (4)	100,000	93,471	—	—
Total	$532,000	$512,775	$470,000	$454,481
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
(4)
The fair value of the January 2026 Notes (as defined in Note 6), the November 2026 Notes (as defined in Note 6), and the March 2030 Notes (as defined in Note 6) are estimated by discounting the remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date, which are Level 3 inputs under ASC Topic 820.
(5)
Totals exclude $13,601 and $13,674 of Secured Borrowings as of March 31, 2025 and December 31, 2024, respectively.

The following table summarizes the inputs used to value the Company’s debt obligations if measured at fair value as of March 31, 2025 and December 31, 2024.

	Fair Value
	March 31,	December 31,
Valuation Inputs	2025	2024
Level 1	$—	$—
Level 2	—	—
Level 3	512,775	454,481
Total	$512,775	$454,481

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

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The Board accepted a voluntary, non-contractual, and unconditional waiver from the Investment Advisor to exclude any investments recorded as secured borrowings as defined under GAAP from the base management fee payable effective April 1, 2021. See Note 6. Borrowings – Secured Borrowings for more information about the secured borrowings. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement for the three months ended March 31, 2025 and 2024 was $4,922 and $4,432, respectively. The base management fee waiver for the three months ended March 31, 2025 and 2024 was $59 and $69, respectively. Accordingly, as of March 31, 2025 and December 31, 2024, the base management fee payable (net of the base management fee waiver) was $4,863 and $4,805, respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee for the three months ended March 31, 2025 and 2024 was $4,594 and $4,467, respectively. As of March 31, 2025 and December 31, 2024, the income incentive fee payable was $4,594 and $4,477, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid in cash to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and losses since the Company's IPO on June 24, 2011 (realized capital gains and losses include realized gains and losses on investments, net of income tax provision from realized gains on investments, and realized losses on extinguishment of debt, but excluding income tax (provision) benefit from deemed distribution of long term capital gains), and the aggregate unrealized capital depreciation on investments as of the date of the calculation. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains on investments, less cumulative aggregate tax (provision) benefit on realized gains (losses), less cumulative aggregate realized capital losses on investments, less aggregate unrealized capital depreciation on investments, and less cumulative aggregate realized losses on extinguishment of debt. If this number is positive at the end of such year, then the capital gains incentive fee to be paid in cash for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of March 31, 2025 and December 31, 2024, the capital gains incentive fee payable in cash was zero and zero, respectively. The aggregate amount of capital gains incentive fees paid from the IPO through March 31, 2025 was $17,577.

In addition, the Company accrues, but does not pay in cash, a capital gains incentive fee in connection with any unrealized capital appreciation on investments, as applicable. If, on a cumulative basis, the sum of (i) net realized gains/(losses) on investments, net of income tax (provision) benefit from realized gains on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of (i) net realized gains/(losses) on investments, net of income tax (provision) benefit from realized gains on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt. The capital gains incentive fee accrued (reversed) during the three months ended March 31, 2025 and 2024 was $287 and $499, respectively. As of March 31, 2025 and December 31, 2024, the accrued capital gains incentive fee payable was $14,990 and $14,703, respectively.

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

Administration Agreement: The Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 12, 2024, the Board approved the renewal of the Administration Agreement for the period from June 20, 2024 through June 20, 2025. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides clerical, bookkeeping, and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies on the Company's behalf to those portfolio companies that have accepted the Company's offer to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies, including “dead deal” expenses. Under the Administration Agreement, administrative service expenses for the three months ended March 31, 2025 and 2024 was $602 and $537, respectively. As of March 31, 2025 and December 31, 2024, the accrued administrative service expense payable was $295 and $934, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 6. Debt

Revolving Credit Facility: On June 16, 2014, FIC entered into a senior secured revolving credit agreement (the "Credit Agreement" and the senior secured revolving credit facility, the “Credit Facility”) with ING Capital LLC (“ING”), as the administrative agent, collateral agent, and lender. The Credit Facility is secured by certain portfolio investments held by the Company, but portfolio investments held by the SBIC Funds are not collateral for the Credit Facility. On April 24, 2019, the Company entered into an Amended & Restated Senior Secured Revolving Credit Agreement (the “Amended Credit Agreement”) among the Company, as borrower, the lenders party thereto, and ING, as administrative agent. On June 26, 2020, the Company entered into an amendment to the Amended Credit Agreement that, among other changes, modified certain financial covenants. On August 17, 2022, the Company entered into a second amendment to the Amended Credit Agreement ("Second Amendment"). The Second Amendment, among other things: (i) changed the underlying benchmark used to compute interest under the Amended Credit Agreement to SOFR from LIBOR; (ii) reduced the applicable margin from 3.00% to 2.675% on SOFR loans prior to satisfying certain step-down conditions, and from 2.675% to 2.50% after satisfying certain step-down conditions, with commensurate reductions in the applicable margins for base rate loans; (iii) provided for a loan commitment availability period ending on August 17, 2026; (iv) extended the maturity date to August 17, 2027 from April 24, 2023; and (v) amended certain financial covenants, including (a) amending the asset coverage ratio to no less than 1.50 to 1.00 from no less than 2.00 to 1.00 (on a regulatory basis); and (b) requiring the Company to maintain a senior asset coverage ratio of no less than 2.00 to 1.00. On July 25, 2024, the Company entered into an incremental commitment agreement that increased the total commitment under the Credit Facility from $100,000 to $140,000.

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

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of March 31, 2025 and December 31, 2024, the Company was in compliance in all material respects with the terms of the Credit Agreement.

SBA debentures: The SBIC Funds use debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs; such debentures have 10-year terms with the entire principal balance due at maturity and are guaranteed by the SBA. Interest on SBA debentures is payable semi-annually on March 1 and September 1. As of March 31, 2025 and December 31, 2024, approved and unused SBA debenture commitments were $155,500 and $175,000, respectively. The SBA may limit the amount that may be drawn each year under any SBA debenture commitments, and each issuance of leverage is conditioned on such SBIC Fund’s full compliance, as determined by the SBA, with the terms and conditions under SBA regulations.

As of March 31, 2025 and December 31, 2024, the Company’s issued and outstanding SBA debentures mature as follows:

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Pooling	Maturity	Fixed	March 31,	December 31,
Date (1)	Date	Interest Rate	2025	2024
9/25/2019	9/1/2029	2.377	7,500	7,500
3/25/2020	3/1/2030	2.172	6,000	6,000
9/22/2021	9/1/2031	1.398	11,500	11,500
3/23/2022	3/1/2032	3.209	43,000	43,500
9/21/2022	9/1/2032	4.533	17,500	17,500
3/22/2023	3/1/2033	5.439	4,000	4,000
3/22/2023	3/1/2033	5.341	3,000	3,000
3/22/2023	3/1/2033	5.341	3,000	3,000
3/22/2023	3/1/2033	5.439	5,000	5,000
3/22/2023	3/1/2033	5.439	5,000	5,000
3/22/2023	3/1/2033	5.341	7,000	7,000
3/22/2023	3/1/2033	5.341	4,000	4,000
9/20/2023	9/1/2033	5.861	8,000	8,000
9/20/2023	9/1/2033	5.861	5,000	12,000
9/20/2023	9/1/2033	5.861	—	5,000
9/20/2023	9/1/2033	5.861	8,000	8,000
9/20/2023	9/1/2033	5.735	3,000	3,000
3/20/2024	3/1/2034	5.082	3,000	3,000
3/20/2024	3/1/2034	5.082	12,000	12,000
3/20/2024	3/1/2034	5.082	2,000	2,000
3/20/2024	3/1/2034	5.082	2,000	2,000
3/20/2024	3/1/2034	5.082	3,000	3,000
3/26/2025	3/1/2035	5.310	19,500	—
Total outstanding SBA debentures			$182,000	$175,000

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.

Notes: On December 23, 2020, the Company closed the offering of $125,000 in aggregate principal amount of its 4.75% notes due 2026 (the “January 2026 Notes”). The total net proceeds to the Company from the January 2026 Notes, based on a public offering price of 100.00% of par, after deducting underwriting discounts of $2,500 and offering expenses of $366, were $122,134. The January 2026 Notes will mature on January 31, 2026 and bear interest at a rate of 4.75%. The January 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed before October 31, 2025 (the date falling three months prior to maturity) and at par thereafter. Interest on the January 2026 Notes is payable on January 31 and July 31 of each year. The Company does not intend to list the January 2026 Notes on any securities exchange or automated dealer quotation system.

On October 8, 2021, the Company closed the offering of $125,000 in aggregate principal amount of its 3.50% notes due 2026 (the “November 2026 Notes”). The total net proceeds to the Company from the November 2026 Notes, based on a public offering price of 99.996% of par, after deducting underwriting discounts of $2,500 and offering expenses of $318, were $122,177. The November 2026 Notes will mature on November 15, 2026 and bear interest at a rate of 3.50%. The November 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed before August 15, 2026 (the date falling three months prior to maturity) and at par thereafter. Interest on the November 2026 Notes is payable on May 15 and November 15 of each year. The Company does not intend to list the November 2026 Notes on any securities exchange or automated dealer quotation system.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

On March 19, 2025, the Company closed the offering of $100,000 in aggregate principal amount of its 6.75% notes due 2030 (the “March 2030 Notes” and together with the January 2026 Notes and the November 2026 Notes, the “Notes”). The total net proceeds to the Company from the March 2030 Notes, based on a public offering price of 99.29954% of par, after deducting underwriting discounts of $2,000 and estimated offering expenses of $350, were approximately $96,950. The March 2030 Notes will mature on March 19, 2030 and bear interest at a rate of 6.75%. The March 2030 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed before September 19, 2029 (the date falling six months prior to maturity) and at par thereafter. Interest on the March 2030 Notes is payable on March 19 and September 19 of each year, beginning September 19, 2025. The Company does not intend to list the March 2030 Notes on any securities exchange or automated dealer quotation system.

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

Secured Borrowing

As of March 31, 2025 and December 31, 2024, the carrying value of secured borrowings totaled $13,601 and $13,674, respectively, and the fair value of the associated loans included in investments was $13,601 and $13,505, respectively. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets that did not meet the definition of a “participating interest” as defined in ASC 860 (see Note 2. Significant Accounting Policies - Partial loan and equity sales for more information). As a result, sale treatment was not permitted and these partial loan sales were treated as secured borrowings. The weighted average interest rate on our secured borrowings was approximately 8.5% and 8.6% as of March 31, 2025, and December 31, 2024, respectively.

Senior Securities

As of March 31, 2025 and December 31, 2024, the aggregate amount outstanding of the senior securities (including secured borrowings) issued by the Company was $363,601 and $308,674, respectively, for which our asset coverage was 286.4% and 312.4%, respectively. The SBA debentures are excluded from the definition “senior securities” in the asset coverage requirement applicable to the Company under the 1940 Act pursuant to exemptive relief granted to us by the SEC on June 30, 2014. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

Interest and Financing Expenses

Interest and fees related to the Company’s debt for the three months ended March 31, 2025 and 2024 which are included in interest and financing expenses on the consolidated statements of operations, were as follows:

	Three Months Ended March 31, 2025
	SBA debentures	Credit Facility	Secured Borrowings	Notes	Total
Stated interest expense	$1,941	$1,122	$317	$2,803	$6,183
Amortization of deferred financing costs	195	98	-	297	590
Total interest and financing expenses	$2,136	$1,220	$317	$3,100	$6,773
Weighted average stated interest rate, period end	4.323%	N/A	8.498%	4.875%	4.781%
Effective interest rate (1)	4.759%	0.286%	8.498%	5.377%	5.260%
Unused commitment fee rate, period end	N/A	1.261%	N/A	N/A	1.261%

	Three Months Ended March 31, 2024
	SBA debentures	Credit Facility	Secured Borrowings	Notes	Total
Stated interest expense	$2,118	$368	$413	$2,578	$5,477
Amortization of deferred financing costs	183	74	-	278	535
Total interest and financing expenses	$2,301	$442	$413	$2,856	$6,012
Weighted average stated interest rate, period end	4.316%	8.118%	9.363%	4.125%	4.568%
Effective interest rate (1)	4.658%	8.419%	9.363%	4.576%	4.969%
Unused commitment fee rate, period end	N/A	0.851%	N/A	N/A	0.851%

(1) The effective interest rate is equal to the weighted average stated interest rate plus the amortization of deferred financing costs.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Realized Losses on Extinguishment of Debt

During the three months ended March 31, 2025, the Company prepaid $12,500 of SBA debentures which were scheduled to mature on dates ranging from 2032 to 2033. During the three months ended March 31, 2024, the Company prepaid $35,000 of SBA debentures which were scheduled to mature on dates ranging from 2026 to 2027. As a result of the prepayments, the Company recognized realized losses on extinguishment of debt of $251 and $521 equal to the write-off of the related unamortized deferred financing costs, during the three months ended March 31, 2025 and 2024, respectively.

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations, using the effective interest method, over the term of the respective financing instrument. Deferred financing costs related to the SBA debentures, the Credit Facility, and the Notes as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025				December 31, 2024
	SBA	Credit			SBA	Credit
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
SBA debenture commitment fees	$3,500	$—	$—	$3,500	$3,500	$—	$—	$3,500
SBA debenture leverage fees	4,736	—	—	4,736	4,261	—	—	4,261
Credit Facility upfront fees	—	4,717	—	4,717	—	4,717	—	4,717
Notes underwriting discounts	—	—	7,005	7,005	—	—	5,005	5,005
Notes debt issue costs	—	—	1,787	1,787	—	—	685	685
Total deferred financing costs	8,236	4,717	8,792	21,745	7,761	4,717	5,690	18,168
Less: accumulated amortization	(2,106)	(3,769)	(4,349)	(10,224)	(1,660)	(3,671)	(4,052)	(9,383)
Unamortized deferred financing costs	$6,130	$948	$4,443	$11,521	$6,101	$1,046	$1,638	$8,785

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures, the Credit Facility and the Notes liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of March 31, 2025 and December 31, 2024:

	March 31, 2025(1)				December 31, 2024(1)
	SBA	Credit			SBA	Credit
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
Outstanding debt	$182,000	$—	$350,000	$532,000	$175,000	$45,000	$250,000	$470,000
Less: unamortized deferred financing costs	(6,130)	(948)	(4,443)	(11,521)	(6,101)	(1,046)	(1,638)	(8,785)
Debt, net of deferred financing costs	$175,870	$(948)	$345,557	$520,479	$168,899	$43,954	$248,362	$461,215
(1)
Total excludes $13,601 and $13,674 of Secured Borrowings as of March 31, 2025 and December 31, 2024, respectively.

As of March 31, 2025, the Company’s debt liabilities are scheduled to mature as follows (1):

	SBA	Credit	Secured
Year	debentures	Facility (2)	Borrowings	Notes	Total
2026	$—	$—	$13,271	$250,000	$263,271
2027	—	—	—	—	—
2028	—	—	330	—	330
2029	7,500	—	—	—	7,500
2030	6,000	—	—	100,000	106,000
Thereafter	168,500	—	—	—	168,500
Total	$182,000	$—	$13,601	$350,000	$545,601

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to portfolio companies to fund various undrawn revolving loans, other debt investments and capital commitments totaling $17,776 and $12,363 as of March 31, 2025 and December 31, 2024, respectively. Such outstanding commitments are summarized in the following table:

	March 31, 2025		December 31, 2024
	Total	Unfunded	Total	Unfunded
Portfolio Company - Investment	Commitment	Commitment	Commitment	Commitment
Acendre Midco, Inc. - Revolving Loan	$1,000	$—	$1,000	$—
Ad Info Parent, Inc. (dba MediaRadar) - Revolving Loan	1,442	1,117	1,442	865
Axis Medical Technologies LLC (dba MoveMedical) - Revolving Loan	800	800	800	800
Choice Technology Solutions, LLC (dba Choice Merchant Solutions, LLC) - Revolving Loan	—	—	1,000	1,000
Detechtion Holdings, LLC - Revolving Loan	1,000	1,000	1,000	1,000
Elements Brands, LLC - Revolving Loan	1,500	—	1,500	—
Fraser Steel LLC - Revolving Loan	2,000	2,000	—	—
Fishbowl Solutions, LLC - Revolving Loan	3,000	1,500	3,000	2,223
GMP HVAC, LLC (dba McGee Heating & Air, LLC) - Revolving Loan	—	—	1,500	1,500
Mayesh Wholesale Florist, LLC - First Lien Debt	2,000	2,000	—	—
PayEntry Financial Services, Inc. (dba Payentry) - Second Lien (DDTL A)	1,425	1,425	—	—
PayEntry Financial Services, Inc. (dba Payentry) - Second Lien (DDTL B)	1,563	1,563	—	—
PayEntry Financial Services, Inc. (dba Payentry) - Second Lien (DDTL A)	1,425	1,425	—	—
PayEntry Financial Services, Inc. (dba Payentry) - Second Lien (DDTL B)	1,563	1,563	—	—
Tedia Company, LLC - Revolving Loan	2,250	2,250	2,250	2,250
Thrust Flight LLC - First Lien Debt	2,625	1,033	2,625	2,625
W50 Holdings, LLC - Preferred Equity	1,000	100	1,000	100
Total	$24,593	$17,776	$17,117	$12,363

Additional detail for each of the commitments above is provided in the Company’s consolidated schedules of investments. As of March 31, 2025 and December 31, 2024, the Company had sufficient liquidity coverage to satisfy these unfunded commitments. Cash and cash equivalents were $67,478 and $57,159 and available borrowings under the Credit Facility were $140,000 and $95,000 as of March 31, 2025 and December 31, 2024, respectively.

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

Equity ATM Program

On November 10, 2022, the Company established the at-the-market program (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through Raymond James & Associates, Inc. and B. Riley Securities, Inc., each as sales agents, shares of the Company’s common stock having an aggregate offering price of up to $50,000. On August 11, 2023, the Company increased the maximum amount of shares to be sold through the ATM Program to $150,000 from $50,000. On February 29, 2024, the Company increased the maximum amount of shares to be sold through the ATM Program to $300,000 from $150,000. The gross proceeds raised, the related sales agent commissions and the offering expenses, the net proceeds raised, and the average price at which shares were issued under the ATM Program for the three months ended March 31, 2025 and 2024 are as follows:

		Average		Underwriting
	Number of	Offering	Gross	Fees and	Net
	Shares	Price	Proceeds	Commissions	Proceeds (1)
Three Months Ended March 31, 2024
January 1, 2024 through March 31, 2024	987,170	$19.66	$19,408	$228	$19,180
Total	987,170	$19.66	$19,408	$228	$19,180
Three Months Ended March 31, 2025
January 1, 2025 through March 31, 2025	1,019,812	$20.58	$20,987	$315	$20,672
Total	1,019,812	$20.58	$20,987	$315	$20,672

(1) Net proceeds exclude amortization of deferred equity financing costs.

Cumulative to date, the Company has sold 10,384,056 shares of common stock under the ATM Program at a weighted-average price of $19.83, raising $205,959 of gross proceeds. Net proceeds were $203,168 after commissions to the sales agents on shares sold. As of March 31, 2025, the Company has $94,041 available under the ATM Program.

Stock Repurchase Program

As described in Note 2, the Company has a Stock Repurchase Program under which the Company may acquire up to $5,000 of its outstanding common stock. The Company did not make any repurchases of common stock during the three months ended March 31, 2025 and 2024.

DRIP Program

The Company issued 36,245 and zero shares of common stock under the DRIP during the three months ended March 31, 2025 and 2024, respectively. Refer to Note 9 for additional information regarding the issuance of shares under the DRIP.

The Company had 34,970,709 and 33,914,652 shares of common stock outstanding as of March 31, 2025 and December 31, 2024, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the last two fiscal years and for the three months ended March 31, 2025.

						DRIP				DRIP
Date	Record	Payment	Amount	Total	Cash	Shares		DRIP		Share
Declared	Date	Date	Per Share	Distribution	Distribution	Value		Shares		Issue Price
Year Ended December 31, 2023:
2/15/2023	3/22/2023	3/29/2023	$0.41	$10,245	$10,245	$—	(3)	—	(3)	—
2/15/2023 (2)	3/22/2023	3/29/2023	0.15	3,748	3,748	—	(3)	—	(3)	—
2/15/2023 (1)	3/22/2023	3/29/2023	0.10	2,499	2,499	—	(3)	—	(3)	—
5/02/2023	6/21/2023	6/28/2023	0.41	10,340	9,987	353		18,061		19.56
5/02/2023 (2)	6/21/2023	6/28/2023	0.19	4,792	4,628	164		8,370		19.56
5/02/2023 (1)	6/21/2023	6/28/2023	0.10	2,522	2,436	86		4,405		19.56
8/01/2023	9/20/2023	9/27/2023	0.41	11,666	11,666	—	(3)	—	(3)	—
8/01/2023 (2)	9/20/2023	9/27/2023	0.21	5,975	5,975	—	(3)	—	(3)	—
8/01/2023 (1)	9/20/2023	9/27/2023	0.10	2,845	2,845	—	(3)	—	(3)	—
10/30/2023	12/20/2023	12/27/2023	0.43	13,061	13,061	—	(3)	—	(3)	—
10/30/2023 (2)	12/20/2023	12/27/2023	0.27	8,200	8,200	—	(3)	—	(3)	—
10/30/2023 (1)	12/20/2023	12/27/2023	0.10	3,037	3,037	—	(3)	—	(3)	—
			$2.88	$78,930	$78,327	$603		30,836
Year Ended December 31, 2024:
2/13/2024	3/20/2024	3/27/2024	$0.43	$13,513	$13,513	$—	(3)	—	(3)	—
2/13/2024 (2)	3/20/2024	3/27/2024	0.22	6,914	6,914	—	(3)	—	(3)	—
4/29/2024	6/19/2024	6/26/2024	0.43	14,240	13,623	617		31,889		19.36
4/29/2024 (2)	6/19/2024	6/26/2024	0.16	5,299	5,069	230		11,866		19.36
7/29/2024	9/19/2024	9/26/2024	0.43	14,567	14,002	565		28,981		19.50
7/29/2024 (2)	9/19/2024	9/26/2024	0.14	4,743	4,560	183		9,436		19.50
10/28/2024	12/17/2024	12/27/2024	0.43	14,583	14,583	—	(3)	—	(3)	—
10/28/2024 (2)	12/17/2024	12/27/2024	0.18	6,105	6,105	—	(3)	—	(3)	—
			$2.42	$79,964	$78,369	$1,595		82,172
Three Months Ended March 31, 2025:
2/18/2025	3/20/2025	3/27/2025	$0.43	$14,935	$14,377	558		28,862		19.33
2/18/2025 (2)	3/20/2025	3/27/2025	0.11	3,820	3,677	143		7,383		19.33
			$0.54	$18,755	$18,054	$701		36,245

(1)	Special dividend
(2)	Supplemental dividend
(3)

Except for the shares issued pursuant to the DRIP as reflected in the table above, during the three months ended March 31, 2025 and the years ended December 31, 2024 and 2023, the Company directed the DRIP plan administrator to repurchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock in lieu of issuing new shares. Accordingly, the Company purchased and reissued shares to satisfy the DRIP obligation as follows:

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Year Ended December 31, 2023:	and Reissued	Per Share	Amount Paid
January 1, 2023 through March 31, 2023	25,512	$19.22	$490
April 1, 2023 through June 30, 2023	—	—	—
July 1, 2023 through September 30, 2023	39,962	19.21	768
October 1, 2023 through December 31, 2023	45,047	19.83	893
Total	110,521	$19.46	$2,151

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Year Ended December 31, 2024:	and Reissued	Per Share	Amount Paid
January 1, 2024 through March 31, 2024	43,050	$19.78	$852
April 1, 2024 through June 30, 2024	—	—	—
July 1, 2024 through September 30, 2024	—	—	—
October 1, 2024 through December 31, 2024	29,537	20.99	620
Total	72,587	$20.28	$1,472

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Three Months Ended March 31, 2025:	and Reissued	Per Share	Amount Paid
January 1, 2025 through March 31, 2025	—	$—	$—
Total	—	$—	$—

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 10. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Per share data:
Net asset value at beginning of period	$19.33	$19.37
Net investment income (1)	0.53	0.57
Net realized gain (loss) on investments, net of tax (provision) (1)	0.35	0.06
Net unrealized appreciation (depreciation) on investments (1)	(0.29)	0.04
Realized losses on extinguishment of debt (1)	(0.01)	(0.02)
Total increase from investment operations (1)	0.58	0.65
Accretive (dilutive) effect of share issuances and repurchases	0.03	-
Dividends declared to stockholders	(0.54)	(0.65)
Other (11)	(0.01)	(0.01)
Net asset value at end of period	$19.39	$19.36
Market value at end of period	$20.39	$19.74
Shares outstanding at end of period	34,970,709	31,426,149
Weighted average shares outstanding during the period	34,077,720	30,776,758
Net assets at end of period	$677,930	$608,340
Average net assets (6)	$666,798	$598,907
Ratios to average net assets:
Total expenses (2)(4)(10)	11.2%	11.4%
Net investment income (5)	10.9%	11.8%
Total return based on market value (3)	(1.6%)	3.9%
Total return based on net asset value (8)	3.0%	3.4%
Portfolio turnover ratio (9)	20.4%	24.0%
Supplemental Data:
Average debt outstanding (7)	$514,638	$469,503
Average debt per share (1)	$15.10	$15.26

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
(9)
Annualized.
(10)
The following are schedules of supplemental expense ratios to average net assets:

	Three Months Ended March 31,
Ratio to average net assets:	2025	2024
Expenses other than incentive fee (4)	8.3%	8.1%
Incentive fee, net of incentive fee waiver (4)(9)	2.9%	3.3%
Total expenses (4)	11.2%	11.4%

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Three Months Ended March 31,
Ratio to average net assets:	2025	2024
Total expenses, before base management fee waiver (4)	11.3%	11.4%
Base management fee waiver (4)(9)	(0.1%)	0.0%
Total expenses (4)	11.2%	11.4%

(11)
Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date, or other rounding.

Note 11. Subsequent Events

On April 15, 2025, the Company invested $5,000 in first lien debt, $362 in preferred equity, $388 in common equity, and committed up to $4,000 in a revolving loan to Laboratory Testing, LLC, a provider of material testing and calibration services, primarily to the Aerospace & Defense end market.

On April 23, 2025, the Company exited its debt investments in Elements Brands, LLC. The Company received payment in full of $3,706 on its first lien debt, which includes fees.

On May 5, 2025, the Board declared a regular quarterly dividend of $0.43 per share and a supplemental dividend of $0.11 per share payable on June 25, 2025, to stockholders of record as of June 13, 2025.

On May 5, 2025, the Company issued an additional $10,000 in SBA debentures, which will bear interest at a fixed interim interest rate of 5.163% until the pooling date in September 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Fidus Investment Corporation’s consolidated financial statements and related notes appearing in our annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 6, 2025. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

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
•
the uncertainty associated with the imposition of tariffs and trade barriers and changes in trade policies and its impact on our portfolio companies and our financial condition;
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
•
the elevated level of inflation could adversely affect our business, results of operations and financial condition of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies; and
•
the risks, uncertainties and other factors we identify in Item 1A. – Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2024, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new debt investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in Item 1.A – Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 6, 2025. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

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

FIC was formed as a Maryland corporation on February 14, 2011. We completed our initial public offering, or IPO, in June 2011. On June 20, 2011, FIC acquired all of the limited partnership interests of Fidus Mezzanine Capital, L.P. (“Fund I”) and membership interests of Fidus Mezzanine Capital GP, LLC, its general partner, resulting in Fund I becoming our wholly-owned subsidiary. Immediately following the acquisition, we and Fund I elected to be treated as business development companies, or BDCs, under the 1940 Act and our investment activities have been managed by Fidus Investment Advisors, LLC, our investment advisor, and supervised by our board of directors, a majority of whom are independent of us. We commenced operations of Fidus Mezzanine Capital II, L.P. (“Fund II”), Fidus Mezzanine Capital III, L.P. (“Fund III”), and Fidus Mezzanine Capital IV, L.P. (“Fund IV”), each a wholly owned subsidiary, on March 29, 2013, April 18, 2018, and November 28, 2023, respectively.

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

Portfolio Composition, Investment Activity and Yield

During the three months ended March 31, 2025 and 2024, we invested $115.6 million and $145.9 million, respectively, in debt and equity investments including seven and seven new portfolio companies, respectively. During the three months ended March 31, 2025 and 2024, we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $57.3 million and $60.2 million, respectively, including an exit of two portfolio companies and one portfolio company, respectively. The following table summarizes purchases of investments and sales and repayments of investments by type for the three months ended March 31, 2025 and 2024 (dollars in millions).

	Purchases of Investments				Sales and Repayments of Investments
	Three months ended March 31,
	2025		2024		2025		2024
First Lien Debt(1)	$104.7	90.5%	$96.1	65.8%	$23.7	41.4%	$41.9	69.6%
Second Lien Debt	6.7	5.8	28.9	19.8	—	—	14.9	24.8
Subordinated Debt	0.2	0.2	12.5	8.6	16.7	29.1	0.2	0.3
Equity	4.0	3.5	8.4	5.8	7.5	13.1	3.2	5.3
Warrants	—	—	—	—	9.4	16.4	—	—
Total	$115.6	100.0%	$145.9	100.0%	$57.3	100.0%	$60.2	100.0%

(1) For the three months ended March 31, 2025 and 2024, first lien debt includes unitranche securities, which account for 51.5% and 36.5% of purchases, respectively. For the three months ended March 31, 2025 and 2024, first lien debt includes unitranche securities, which account for 1.0% and 3.0% of repayments, respectively.

As of March 31, 2025, the fair value of our investment portfolio totaled $1.2 billion and consisted of 92 active portfolio companies and four portfolio companies that have sold their underlying operations. As of March 31, 2025, 52 portfolio companies’ debt investments bore interest at a variable rate, which represented $740.3 million, or 72.8%, of our debt investment portfolio on a fair value basis, and the remainder of our debt investment portfolio was comprised of fixed-rate investments. Overall, the portfolio had net unrealized appreciation of $5.6 million as of March 31, 2025. As of March 31, 2025, our average active portfolio company investment at amortized cost was $12.5 million, which excludes investments in four portfolio companies that have sold their underlying operations.

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

The weighted average yield on debt investments as of March 31, 2025 and December 31, 2024 was 13.2% and 13.3%, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost including the accretion of OID and debt investment origination fees, but excluding investments on non-accrual status.

The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments (dollars in millions):

	Fair Value				Cost
	March 31,		December 31,		March 31,		December 31,
	2025		2024		2025		2024
First Lien Debt(1)	$800.9	69.4%	$718.2	65.8%	$810.7	70.6%	$729.1	67.8%
Second Lien Debt	88.8	7.7	83.5	7.7	123.7	10.8	116.2	10.8
Subordinated Debt	126.9	11.0	142.8	13.1	126.3	11.0	142.1	13.2
Equity	137.5	11.9	138.4	12.7	87.5	7.6	84.8	7.9
Warrants	0.3	—	7.6	0.7	0.7	—	3.0	0.3
Total	$1,154.4	100.0%	$1,090.5	100.0%	$1,148.9	100.0%	$1,075.2	100.0%

(1) Includes unitranche investments, which account for 44.6% and 44.7% of our portfolio on a fair value and cost basis as of March 31, 2025, respectively. Includes unitranche investments, which account for 39.9% and 40.4% of our portfolio on a fair value and cost basis as of December 31, 2024, respectively.

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	March 31,		December 31,		March 31,		December 31,
	2025		2024		2025		2024
United States
Midwest	$129.8	11.2%	$120.5	11.1%	$83.7	7.3%	$73.6	6.8%
Southeast	371.2	32.2	339.7	31.2	370.3	32.2	337.8	31.4
Northeast	203.4	17.6	211.8	19.4	199.6	17.4	202.2	18.8
West	201.8	17.5	194.6	17.8	241.2	21.0	232.3	21.6
Southwest	220.0	19.1	211.4	19.4	225.9	19.7	216.8	20.2
Canada	28.2	2.4	12.5	1.1	28.2	2.4	12.5	1.2
Total	$1,154.4	100.0%	$1,090.5	100.0%	$1,148.9	100.0%	$1,075.2	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	March 31,	December 31,	March 31,	December 31,
Name	2025	2024	2025	2024
Information Technology Services	35.3%	34.0%	38.8%	37.8%
Business Services	11.4	12.6	11.0	12.4
Component Manufacturing	9.5	7.7	9.0	7.4
Healthcare Products	7.7	8.1	4.2	4.6
Utilities: Services	5.0	4.9	4.8	4.7
Retail	4.5	4.7	4.2	4.5
Building Products Manufacturing	3.6	3.9	4.2	4.5
Specialty Distribution	3.6	2.8	3.6	2.8
Consumer Services	3.5	3.3	3.5	3.3
Healthcare Services	3.3	4.7	3.4	4.0
Environmental Industries	2.5	2.6	2.6	2.8
Promotional Products	2.3	2.4	2.2	2.3
Transportation Services	1.9	2.0	1.9	2.0
Aerospace & Defense Manufacturing	1.6	1.8	2.0	2.2
Consumer Products	1.6	1.7	1.7	1.8
Industrial Cleaning & Coatings	1.2	1.2	1.4	1.3
Oil & Gas Services	0.9	0.9	0.9	0.9
Industrial Product Services	0.6	0.7	0.6	0.7
Total	100.0%	100.0%	100.0%	100.0%

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

We also have observed, and continue to observe, commodity inflation, elements of financial market instability (including elevated interest rates), supply chain disruptions, changes to U.S. tariff and trade policies, labor and resource shortages, an uncertain economic outlook for the United States (which may include a recession), and elements of geopolitical instability (including the ongoing war in Ukraine and U.S. and China relations and ongoing conflict in the Middle East). In the event that the U.S. economy enters into a protracted recession, it is possible that the results of certain U.S. middle market companies could experience deterioration. We are closely monitoring the effect of such market volatility may have on our portfolio companies and our investment activities. We also are maintaining close communications with our portfolio companies and have also increased oversight of credits in vulnerable industries to mitigate any decline in loan performance and reduce credit risk.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of March 31, 2025 and December 31, 2024 (dollars in millions):

	Fair Value				Cost
	March 31,		December 31,		March 31,		December 31,
Investment Rating	2025		2024		2025		2024
1	$140.7	12.2%	$100.0	9.2%	$71.6	6.2%	$27.2	2.5%
2	916.4	79.4	895.9	82.1	908.5	79.1	886.7	82.6
3	88.2	7.6	83.7	7.7	106.6	9.3	99.4	9.2
4	8.9	0.8	10.5	1.0	33.8	2.9	34.6	3.2
5	0.2	—	0.4	—	28.4	2.5	27.3	2.5
Total	$1,154.4	100.0%	$1,090.5	100.0%	$1,148.9	100.0%	$1,075.2	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of March 31, 2025 and December 31, 2024 was 2.0 and 2.0, respectively, on a fair value basis and 2.2 and 2.2, respectively, on a cost basis.

Non-Accrual

As of March 31, 2025 and December 31, 2024, we had debt investments in four portfolio companies on non-accrual status (dollars in millions), respectively.

	March 31, 2025		December 31, 2024
	Fair		Fair
Portfolio Company	Value	Cost	Value	Cost
Quantum IR Technologies, LLC	$—	$12.0	$—	$12.0
US GreenFiber, LLC	—	5.2	—	5.2
Suited Connector LLC	4.5	15.9	5.5	15.9
Virtex Enterprises, LP	4.5	11.3	4.8	11.3
Total	$9.0	$44.4	$10.3	$44.4

Discussion and Analysis of Results of Operations

Comparison of three months ended March 31, 2025 and 2024

Investment Income

Below is a summary of the changes in total investment income for the three months ended March 31, 2025 as compared to the same period in 2024 (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change (1)(2)
Interest income	$30.3	$28.1	$2.2	7.8%
Payment-in-kind interest income	2.3	2.0	0.3	9.7%
Dividend income	1.2	0.4	0.8	210.1%
Fee income	2.1	2.4	(0.3)	(9.8%)
Interest on idle funds and other income	0.6	1.8	(1.2)	(66.6%)
Total investment income	$36.5	$34.7	$1.8	5.3%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended March 31, 2025, total investment income was $36.5 million, an increase of $1.8 million or 5.3%, from $34.7 million of total investment income for the three months ended March 31, 2024. As reflected in the table above, the increase is primarily attributable to the following:

•
$2.5 million increase in total interest income (which includes payment-in-kind ("PIK") interest income) resulting from an increase in average debt investment balances, partially offset by a decrease in weighted average yield on debt investment balances outstanding during 2025 as compared to the same period in 2024.
•
$0.8 million increase in dividend income due to an increase in distributions received from equity investments, during 2025 as compared to the same period in 2024.
•
$0.3 million decrease in fee income resulting from a decrease in amendment and management services fees during 2025 as compared to the same period in 2024.
•
$1.2 million decrease in interest on idle funds and other income resulting from a decrease in average cash balances outstanding during 2025 as compared to the same period in 2024.

Expenses

Below is a summary of the changes in total expenses, including income tax provision, for the three months ended March 31, 2025 as compared to the same period in 2024 (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change (1)(2)
Interest and financing expenses	$6.8	$6.0	$0.8	12.7%
Base management fee	4.9	4.4	0.5	11.1%
Incentive fee - income	4.6	4.5	0.1	2.8%
Incentive fee (reversal) - capital gains	0.3	0.5	(0.2)	(42.5%)
Administrative service expenses	0.6	0.5	0.1	12.1%
Professional fees	0.9	0.9	—	NM
Other general and administrative expenses	0.2	0.3	(0.1)	(10.0%)
Total expenses, before base management fee waiver	18.3	17.1	1.2	7.1%
Base management fee waiver	—	(0.1)	0.1	14.5%
Total expenses, before income tax provision	18.3	17.0	1.3	7.2%
Income tax provision (benefit)	—	—	—	NM
Total expenses, including income tax provision	$18.3	$17.0	$1.3	7.3%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended March 31, 2025, total expenses, including income tax provision, were $18.3 million, an increase of $1.3 million or 7.3%, from the $17.0 million of total expenses, including income tax provision, for the three months ended March 31, 2024. As reflected in the table above, changes across the periods were primarily attributable to the following:

•
$0.8 million increase in interest and financing expenses due to an increase the weighted average interest rate of our debt outstanding and an increase in average borrowings outstanding during 2025 as compared to the same period in 2024.
•
$0.6 million net increase in base management fee, including the base management fee waiver, due to higher average total assets during 2025 as compared to the same period in 2024.
•
$0.1 million increase in the income incentive fee due to an increase in pre-incentive fee net investment income during 2025 as compared to the same period in 2024.
•
$0.2 million decrease in the accrued capital gains incentive fee due to a net $1.0 million decrease in net gain on investments and realized losses on extinguishment of debt during 2025 as compared to the same period in 2024.

Net Investment Income

Net investment income increased by $0.6 million, or 3.4%, to $18.2 million during the three months ended March 31, 2025 as compared to the same period in 2024, as a result of the $1.8 million increase in total investment income and the $1.3 million increase in total expenses, including income tax provision.

Net Gain (Loss) on Investments

For the three months ended March 31, 2025, the total net realized gain/(loss) on investments, before income tax (provision)/benefit, was $13.3 million. Income tax (provision) benefit from realized gains on investments was $(1.8) million for the three months ended March 31, 2025. We realize a gain/(loss) on our equity investments primarily when we either sell our equity investment or the underlying portfolio company is sold. Realized gains (losses) for the three months ended March 31, 2025 are summarized below (dollars in millions):

		Net Realized
Portfolio Company	Realization Event (1)	Gains (Losses)
Medsurant Holdings, LLC	Sale of portfolio company	$10.1
Healthfuse, LLC	Exit of portfolio company	3.2
Net realized gain (loss) on investments		13.3
Income tax (provision) benefit from realized gains on investments		(1.8)
Net realized gain (loss), net of income tax provision, on investments		$11.5

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

During the three months ended March 31, 2025 and 2024, we recorded a net change in unrealized appreciation (depreciation) on investments attributable to the following (dollars in millions):

	Three Months Ended March 31,
Unrealized Appreciation (Depreciation)	2025	2024
Exit, sale or restructuring of investments	$(10.8)	$(1.6)
Fair value adjustments to debt investments	(1.0)	1.6
Fair value adjustments to equity investments	2.0	1.2
Net change in unrealized appreciation (depreciation)	$(9.8)	$1.2

Net Increase in Net Assets Resulting From Operations

Net increase (decrease) in net assets resulting from operations during the three months ended March 31, 2025 and 2024 was $19.7 million and $20.1 million, respectively, as a result of the events described above.

Liquidity and Capital Resources

As of March 31, 2025, we had $67.5 million in cash and cash equivalents and our net assets totaled $677.9 million. We believe that our current cash and cash equivalents on hand, our Credit Facility, our continued access to SBA-guaranteed debentures, and our anticipated cash flows from investments will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of debt and equity securities (including the ATM Program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. During the three months ended March 31, 2025, we repaid $12.5 million of SBA debentures relating to Fund III that would have matured during the period March 1, 2032 through September 1, 2033. Our remaining outstanding SBA debentures begin to mature in 2029 and subsequent years through 2035, which will require repayment on or before the respective maturity dates. In light of current market conditions, we will continually evaluate our overall liquidity position and take proactive steps to maintain that position based on the current circumstances. This “Financial Liquidity and Capital Resources” section should be read in conjunction with the notes of our consolidated financial statements.

Cash Flows

For the three months ended March 31, 2025, we experienced a net increase in cash and cash equivalents in the amount of $10.3 million. During that period, we made payments of $50.2 million of cash for operating activities, which included the funding of $115.6 million of investments that was partially offset by proceeds received from sales and repayments of investments of $57.3 million. During the same period, we received net proceeds from the issuance of the March 2030 Notes of $96.9 million, we received proceeds from the issuances of SBA debentures of $19.5 million, we repaid SBA debentures of $12.5 million relating to Fund III, repaid $45.0 million of our Credit Facility, received net proceeds from the ATM Program of approximately $20.7 million, received repayments of $0.1 million on our secured borrowings, paid cash dividends to stockholders of $18.8 million, and made payment of deferred financing costs related to our debt financings of $3.3 million.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of additional debt and equity capital.

SBA Debentures

Each of Fund III and Fund IV is licensed to operate as an SBIC, and has the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the SBA regulations, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $175.0 million, whichever is less. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. The SBA may limit the amount that may be drawn each year under the SBA debenture commitments, and each issuance of leverage is conditioned on such SBIC Fund's full compliance, as determined by the SBA, with the terms and conditions under SBA regulations. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. On September 30, 2024, Fund IV received a license to operate as a SBIC. As of March 31, 2025, Fund III and Fund IV had $162.5 million and $19.5 million outstanding SBA debentures, respectively. Subject to SBA regulatory requirements and approval of SBA debenture commitments, we may access up to $155.5 million of additional SBA debentures under the SBIC debenture program. For more information on the SBA debentures, please refer to Note 6 to our consolidated financial statements.

Credit Facility

On June 16, 2014, we entered into a senior secured revolving credit agreement (the "Credit Agreement" and the senior secured revolving credit facility, the “Credit Facility”) with ING Capital LLC (“ING”), as the administrative agent, collateral agent, and lender. The Credit Facility is secured by certain portfolio investments held by us, but portfolio investments held by the SBIC Funds are not collateral for the Credit Facility. On April 24, 2019, we entered into an Amended & Restated Senior Secured Revolving Credit Agreement (the “Amended Credit Agreement”) among us, as borrower, the lenders party thereto, and ING, as administrative agent. On June 26, 2020, we entered into an amendment to the Amended Credit Agreement that, among other changes, modified certain financial covenants. On August 17, 2022, the Company entered into a second amendment to the Amended Credit Agreement (“Second Amendment”). The Second Amendment, among other things: (i) changed the underlying benchmark used to compute interest under the Amended Credit Agreement to SOFR from LIBOR; (ii) reduced the applicable margin from 3.00% to 2.675% on SOFR loans prior to satisfying certain step-down conditions, and from 2.675% to 2.50% after satisfying certain step-down conditions, with commensurate reductions in the applicable margins for base rate loans; (iii) provided for a loan commitment availability period ending on August 17, 2026; (iv) extended the maturity date to August 17, 2027 from April 24, 2023; and (v) amended certain financial covenants, including (a) amending the asset coverage ratio to no less than 1.50 to 1.00 from no less than 2.00 to 1.00 (on a regulatory basis); and (b) requiring the Company to maintain a senior asset coverage ratio of no less than 2.00 to 1.00. On July 25, 2024, the Company entered into an incremental commitment agreement that increased the total commitment under the Credit Facility from $100.0 million to $140.0 million.

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

We have made customary representations and warranties and we are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of March 31, 2025, we were in compliance in all material respects with the terms of the Credit Agreement and we had no borrowings outstanding under the Credit Facility.

Notes

On December 23, 2020, we closed the offering of $125.0 million in aggregate principal amount of our 4.75% notes due 2026 (the “January 2026 Notes”). The total net proceeds to us from the January 2026 Notes, based on a public offering price of 100.00% of par, after deducting underwriting discounts of $2.5 million and offering expenses of $0.4 million, were $122.1 million. The January 2026 Notes will mature on January 31, 2026 and bear interest at a rate of 4.75%. The January 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed before October 31, 2025 (the date falling three months prior to maturity) and at par thereafter. Interest on the January 2026 Notes is payable on January 31 and July 31 of each year. We do not intend to list the January 2026 Notes on any securities exchange or automated dealer quotation system. As of March 31, 2025, the outstanding principal balance of the January 2026 Notes was $125.0 million.

On October 8, 2021, we closed the offering of $125.0 million in aggregate principal amount of our 3.50% notes due 2026 (the “November 2026 Notes”). The total net proceeds to us from the November 2026 Notes, based on a public offering price of 99.996% of par, after deducting underwriting discounts of $2.5 million and offering expenses of $0.3 million, were $122.2 million. The November 2026 Notes will mature on November 15, 2026 and bear interest at a rate of 3.50%. The November 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed before August 15, 2026 (the date falling three months prior to maturity) and at par thereafter. Interest on the November 2026 Notes is payable on May 15 and November 15 of each year. We do not intend to list the November 2026 Notes on any securities exchange or automated dealer quotation system. As of March 31, 2025, the outstanding principal balance of the November 2026 Notes was $125.0 million.

On March 19, 2025, the Company closed the offering of $100.0 million in aggregate principal amount of its 6.75% notes due 2030 (the “March 2030 Notes” and together with the January 2026 Notes and the November 2026 Notes, the “Notes”). The total net proceeds to the Company from the March 2030 Notes, based on a public offering price of 99.29954% of par, after deducting underwriting discounts of $2.0 million and estimated offering expenses of $0.4 million, were approximately $96.9 million. The March 2030 Notes will mature on March 19, 2030 and bear interest at a rate of 6.75%. The March 2030 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed before September 19, 2029 (the date falling six months prior to maturity) and at par thereafter. Interest on the March 2030 Notes is payable on March 19 and September 19 of each year, beginning September 19, 2025. The Company does not intend to list the March 2030 Notes on any securities exchange or automated dealer quotation system.

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

Secured Borrowing

As of March 31, 2025, the carrying value of secured borrowings totaled $13.6 million and the fair value of the associated loans included in investments was $13.6 million. As of December 31, 2024, the carrying value of secured borrowings totaled $13.7 million and the fair value of the associated loans included in investments was $13.5 million. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets that did not meet the definition of a “participating interest” as defined in ASC 860 (see Note 2. Significant Accounting Policies - Partial loan and equity sales” for more information). As a result, sale treatment was not permitted and these partial loan sales were treated as secured borrowings. The weighted average interest rate on our secured borrowings was approximately 8.498% and 8.568% as of March 31, 2025 and December 31, 2024, respectively.

As of March 31, 2025, the weighted average stated interest rates for our SBA debentures and the Notes were 4.323% and 4.875%, respectively. As of March 31, 2025, we had $140.0 million of unutilized commitment under our Credit Facility, and we were subject to a 1.261% fee on such amount. As of March 31, 2025, the weighted average stated interest rate on total debt outstanding was 4.781%.

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

Equity ATM Program

On November 10, 2022, the Company established the at-the-market program (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through Raymond James & Associates, Inc. and B. Riley Securities, Inc., each as sales agents, shares of the Company's common stock having an aggregate offering price of up to $50.0 million. On August 11, 2023, the Company increased the maximum amount of shares to be sold through the ATM Program to $150.0 million from $50.0 million. On February 29, 2024, the Company increased the maximum amount of shares to be sold through the ATM Program to $300.0 million from $150.0 million. Cumulative to date, the Company has sold 10,384,056 shares of common stock under the ATM Program at a weighted-average price of $19.83, raising $206.0 million of gross proceeds. Net proceeds were $203.2 million after commissions to the sales agents on sales sold. As of March 31, 2025, the Company has $94.0 million available under the ATM Program.

Stock Repurchase Program

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 28, 2024, the Board extended the Stock Repurchase Program through December 31, 2025, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and we cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. We did not make any repurchases of common stock during the three months ended March 31, 2025 and 2024. Refer to Note 8 to our consolidated financial statements for additional information concerning stock repurchases.

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

Our Board consulted with the independent third-party valuation firm(s) in arriving at our determination of fair value for 18 and 21 of our portfolio company investments representing 28.3% and 27.5% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended March 31, 2025 and December 31, 2024, respectively) as of March 31, 2025 and December 31, 2024, respectively.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
We have entered into the Investment Advisory Agreement with Fidus Investment Advisors as our investment advisor. Pursuant to the agreement, the Investment Advisor manages our day-to-day operating and investing activities. We pay the Investment Advisor a fee for its services under the Investment Advisory Agreement consisting of two components

— a base management fee and an incentive fee. See Note 5 to our consolidated financial statements. The Investment Advisor, in consultation with the Board, agreed to voluntarily waive $0.1 million and $0.1 million of the base management fees on any assets accounted for as secured borrowings as defined under GAAP for the three months ended March 31, 2025 and 2024, respectively.
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

Recent Developments

On April 15, 2025, we invested $5.0 million in first lien debt, $0.4 million in preferred equity, $0.4 million in common equity, and committed up to $4.0 million in a revolving loan to Laboratory Testing, LLC, a provider of material testing and calibration services, primarily to the Aerospace & Defense end market.

On April 23, 2025, we exited our debt investments in Elements Brands, LLC. We received payment in full of $3.7 million on our first lien debt, which includes fees.

On May 5, 2025, our Board declared a regular quarterly dividend of $0.43 per share and a supplemental dividend of $0.11 per share payable on June 25, 2025, to stockholders of record as of June 13, 2025.

On May 5, 2025, we issued an additional $10.0 million in SBA debentures, which will bear interest at a fixed interim interest rate of 5.163% until the pooling date in September 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Uncertainty with respect to interest rates, inflationary pressures, the Russia-Ukraine war and the conflict in the Middle East, the uncertainty with respect to new tariffs and trade policies and the failure of financial institutions introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. The prices of securities held by us may decline in response to certain events, including those directly involving the companies in which we invest and conditions affecting the general economy, including: overall market changes, including an increase in market volatility; legislative reform; national or global political, social or economic instability; and interest rate volatility.

In the future, our investment income may also be affected by changes in various interest rates, including SOFR and prime rates, to the extent of any debt investments that include floating interest rates. The Federal Reserve held interest rates steady in the first quarter of 2025, following three consecutive rate reductions in the third and fourth quarter of 2024. The Federal Reserve has indicated it will consider additional rate reductions in the near term; however, future reductions to the benchmark rates are not certain. In addition, there can be no assurance that the Federal Reserve will not make upwards adjustments to the federal funds rate in the future. In a high interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could result the United States into a recession, which would likely decrease interest rates. Conversely, a prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR are not offset by a corresponding increase in the spread over such base rate that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to such base rate. See Risk Factors contained herein under Part II, Item 1A and in our Annual Report on Form 10-K for the year ended December 31, 2024, such as "Changes in interest rates will affect our cost of capital and net investment income” and “Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies.”

As of March 31, 2025 and December 31, 2024, the debt investments in 52 and 50 portfolio companies, respectively, bore interest at a variable rate, which represented $740.3 million, or 72.8%, and $704.0 million, or 74.5%, of our portfolio on a fair value basis, respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Our pooled SBA debentures and our Notes bear interest at fixed rates. Our Credit Facility bears interest, at our election, at a rate per annum equal to (a) 2.675% on SOFR loans prior to satisfying certain step-down conditions (or 2.50% after satisfying certain step-down conditions, with commensurate reductions in the applicable margins for base rate loans). We pay a commitment fee that varies depending on the size of the unused portion of the Credit Facility: 2.500% to 2.675% per annum on the unused portion of the Credit Facility at or below 35% of the commitments and 0.50% per annum on any remaining unused portion of the Credit Facility between the total commitments and the 35% minimum utilization. The Credit Agreement relating to the Credit Facility contains certain covenants, including a minimum asset coverage ratio of 1.50 to 1.00 (on a regulatory basis) and a senior asset coverage ratio of no less than 2.00 to 1.00. As of March 31, 2025, the Credit Facility is secured by a first priority security interest in all of our assets, excluding the assets of the SBIC Funds.

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

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of March 31, 2025 (dollars in millions):

	Interest Income	Interest Expense
	Increase	Increase	Net Increase	Net Investment
Basis Point Increase (Decrease)	(Decrease) (1) (2)	(Decrease) (4)	(Decrease)	Income (3)
(200)	$(14.5)	$(0.3)	$(14.2)	$(11.4)
(150)	(11.0)	(0.2)	(10.8)	(8.6)
(100)	(7.5)	(0.2)	(7.3)	(5.8)
(50)	(3.8)	(0.1)	(3.7)	(3.0)
50	3.8	—	3.8	3.0
100	7.6	0.1	7.5	6.0
150	11.3	0.2	11.1	8.9
200	15.1	0.2	14.9	11.9
250	18.9	0.3	18.6	14.9
300	22.7	0.4	22.3	17.8

(1) Certain of our variable rate debt investments have a PRIME or SOFR interest rate floor, which lessens the impact of decreases in interest rates.

(2) Interest income calculated assuming three-month SOFR, and PRIME rate as of March 31, 2025.

(3) Includes the impact of income incentive fee at 20.0% on net increase (decrease) in net interest.

(4) As of March 31, 2025, we had no borrowings outstanding under our Credit Facility.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not, and the Investment Advisor is not, currently subject to any material legal proceedings.

Item 1A. Risk Factors.

Other than the risk factor described below, there have been no material changes to the risk factors previously disclosed under "Item 1A. Risk Factors” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 6, 2025, which are incorporated herein by reference. The risk factors therein could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Changes to U.S. tariff and import/export regulations may have a negative effect on the operations of our portfolio companies and, in turn, negatively impact us.

The U.S. government has recently imposed, and may in the future increase, tariffs on specific countries and commodities. In response, certain foreign trading partners, and others in the future, may impose retaliatory tariffs on certain U.S. goods. The foregoing has created significant uncertainty about the future relationship between the United States and certain other countries with respect to trade policies, treaties and new and increased tariffs. These developments, or the continued uncertainty relating to U.S. trade policies, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. The uncertainty relating to U.S. trade policies has increased market volatility. Any of these factors could depress economic activity and restrict certain of our portfolio companies’ access to suppliers or customers, and increase costs, decrease margins, and reduce the competitiveness of products and services offered by our portfolio companies. The foregoing may adversely affect the revenues and profitability of such portfolio companies and, in turn, negatively affect our results of operations, which could cause the market value of our shares of common stock to decline.

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

4.8

Sixth Supplemental Indenture, dated as of March 19, 2025, by and between Fidus Investment Corporation and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 19, 2025 and incorporated herein by reference).

4.9

Form of Global Note with respect to the 6.750% Notes due 2030 (Filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 19, 2025 and incorporated herein by reference).

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

FIDUS INVESTMENT CORPORATION

Date: May 8, 2025	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	/s/ SHELBY E. SHERARD
Shelby E. Sherard
Chief Financial Officer (Principal Financial and Accounting Officer)