Form 10-Q
period 2025-06-30
FIDUS INVESTMENT Corp
filed 2025-08-07
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 5, 2025, the Registrant had outstanding 35,379,900 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	June 30,
	2025	December 31,
	(unaudited)	2024
ASSETS
Investments, at fair value:
Control investments (cost: $6,832 and $6,832, respectively)	$—	$—
Affiliate investments (cost: $52,539 and $56,679, respectively)	94,492	102,024
Non-control/non-affiliate investments (cost: $1,069,999 and $1,011,646, respectively)	1,054,812	988,482
Total investments, at fair value (cost: $1,129,370 and $1,075,157, respectively)	1,149,304	1,090,506
Cash and cash equivalents	91,207	57,159
Interest receivable	15,866	15,119
Prepaid expenses and other assets	1,083	1,328
Total assets	$1,257,460	$1,164,112
LIABILITIES
SBA debentures, net of deferred financing costs (Note 6)	$195,584	$168,899
Notes, net of deferred financing costs (Note 6)	321,104	248,362
Borrowings under Credit Facility, net of deferred financing costs (Note 6)	(849)	43,954
Secured borrowings	13,255	13,674
Accrued interest and fees payable	7,479	5,784
Base management fee payable, net of base management fee waiver – due to affiliate	5,048	4,805
Income incentive fee payable – due to affiliate	4,854	4,477
Capital gains incentive fee payable – due to affiliate	16,321	14,703
Administration fee payable and other – due to affiliate	618	919
Taxes payable	325	1,850
Accounts payable and other liabilities	1,424	1,019
Total liabilities	$565,163	$508,446
Commitments and contingencies (Note 7)
NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 35,379,900 and 33,914,652 shares issued and
outstanding at June 30, 2025 and December 31, 2024, respectively)	$35	$34
Additional paid-in capital	596,690	567,159
Total distributable earnings	95,572	88,473
Total net assets	692,297	655,666
Total liabilities and net assets	$1,257,460	$1,164,112
Net asset value per common share	$19.57	$19.33

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

(in thousands, except shares and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Investment Income:
Interest income
Control investments	$—	$—	$—	$—
Affiliate investments	1,074	864	2,168	1,733
Non-control/non-affiliate investments	31,137	30,643	60,362	57,912
Total interest income	32,211	31,507	62,530	59,645
Payment-in-kind interest income
Control investments	—	—	—	—
Affiliate investments	—	—	—	—
Non-control/non-affiliate investments	2,451	1,845	4,699	3,894
Total payment-in-kind interest income	2,451	1,845	4,699	3,894
Dividend income
Control investments	—	—	—	—
Affiliate investments	166	154	1,052	502
Non-control/non-affiliate investments	465	203	810	252
Total dividend income	631	357	1,862	754
Fee income
Control investments	—	—	—	—
Affiliate investments	8	5	16	10
Non-control/non-affiliate investments	3,876	1,517	5,995	3,871
Total fee income	3,884	1,522	6,011	3,881
Interest on idle funds	793	433	1,364	2,141
Total investment income	39,970	35,664	76,466	70,315
Expenses:
Interest and financing expenses	7,769	6,062	14,542	12,074
Base management fee	5,106	4,706	10,028	9,138
Incentive fee - income	4,854	4,546	9,448	9,013
Incentive fee (reversal) - capital gains	1,331	1,430	1,618	1,929
Administrative service expenses	754	669	1,356	1,206
Professional fees	1,298	965	2,246	1,902
Other general and administrative expenses	221	269	427	498
Total expenses before base management fee waiver	21,333	18,647	39,665	35,760
Base management fee waiver	(59)	(67)	(118)	(136)
Total expenses, net of base management fee waiver	21,274	18,580	39,547	35,624
Net investment income before income taxes	18,696	17,084	36,919	34,691
Income tax provision (benefit)	68	134	69	114
Net investment income	18,628	16,950	36,850	34,577
Net realized and unrealized gains (losses) on investments:
Net realized gains (losses):
Control investments	—	—	—	—
Affiliate investments	—	—	10,066	—
Non-control/non-affiliate investments	(7,568)	10,784	(4,304)	12,527
Total net realized gain (loss) on investments	(7,568)	10,784	5,762	12,527
Income tax (provision) benefit from realized gains on investments	(79)	(1,579)	(1,929)	(1,523)
Net change in unrealized appreciation (depreciation):
Control investments	—	—	—	—
Affiliate investments	3,498	1,578	(3,392)	(1,658)
Non-control/non-affiliate investments	10,880	(3,634)	7,977	820
Total net change in unrealized appreciation (depreciation) on investments	14,378	(2,056)	4,585	(838)
Net gain (loss) on investments	6,731	7,149	8,418	10,166
Realized losses on extinguishment of debt	(75)	—	(326)	(521)
Net increase (decrease) in net assets resulting from operations	$25,284	$24,099	$44,942	$44,222
Per common share data:
Net investment income per share-basic and diluted	$0.53	$0.53	$1.06	$1.10
Net increase in net assets resulting from operations per share — basic and diluted	$0.72	$0.75	$1.30	$1.40
Dividends declared per share	$0.54	$0.59	$1.08	$1.24
Weighted average number of shares outstanding — basic and diluted	35,156,663	32,245,714	34,620,172	31,511,236

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except shares)

	Common Stock			Additional	Total
	Number of	Par		paid-in	distributable	Total net
	shares	value		capital	earnings	assets
Balances at December 31, 2023	30,438,979	$31		$504,087	$85,356	$589,474
Public offering of common stock, net of expenses	987,170	1		19,169	—	19,170
Net investment income	—	—		—	17,627	17,627
Net realized gain (loss) on investments, net of taxes	—	—		—	1,799	1,799
Net unrealized appreciation (depreciation) on investments	—	—		—	1,218	1,218
Realized losses on extinguishment of debt	—	—		—	(521)	(521)
Dividends declared	—	—		—	(20,427)	(20,427)
Balances at March 31, 2024	31,426,149	$32		$523,256	$85,052	$608,340
Public offering of common stock, net of expenses	1,691,336	2		33,017	—	33,019
Shares issued under dividend reinvestment plan	43,755	—	*	847	—	847
Net investment income	—	—		—	16,950	16,950
Net realized gain (loss) on investments, net of taxes	—	—		—	9,205	9,205
Net unrealized appreciation (depreciation) on investments	—	—		—	(2,056)	(2,056)
Realized losses on extinguishment of debt	—	—		—	—	—
Dividends declared	—	—		—	(19,539)	(19,539)
Balances at June 30, 2024	33,161,240	$34		$557,120	$89,612	$646,766
Balances at December 31, 2024	33,914,652	$34		$567,159	$88,473	$655,666
Public offering of common stock, net of expenses	1,019,812	1		20,660	—	20,661
Shares issued under dividend reinvestment plan	36,245	—	*	700	—	700
Net investment income	—	—		—	18,222	18,222
Net realized gain (loss) on investments, net of taxes	—	—		—	11,480	11,480
Net unrealized appreciation (depreciation) on investments	—	—		—	(9,793)	(9,793)
Realized losses on extinguishment of debt	—	—		—	(251)	(251)
Dividends declared	—	—		—	(18,755)	(18,755)
Balances at March 31, 2025	34,970,709	$35		$588,519	$89,376	$677,930
Public offering of common stock, net of expenses	376,625	—	*	7,540	—	7,540
Shares issued under dividend reinvestment plan	32,566	—	*	631	—	631
Net investment income	—	—		—	18,628	18,628
Net realized gain (loss) on investments, net of taxes	—	—		—	(7,647)	(7,647)
Net unrealized appreciation (depreciation) on investments	—	—		—	14,378	14,378
Realized losses on extinguishment of debt	—	—		—	(75)	(75)
Dividends declared	—	—		—	(19,088)	(19,088)
Balances at June 30, 2025	35,379,900	$35		$596,690	$95,572	$692,297
*amount is greater than zero but less than one

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$44,942	$44,222
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(4,585)	838
Net realized (gain) loss on investments	(5,762)	(12,527)
Interest and dividend income paid-in-kind	(4,699)	(3,894)
Accretion of original issue discount	(86)	(231)
Accretion of loan origination fees	(1,598)	(1,106)
Purchase of investments	(210,006)	(208,306)
Proceeds from sales and repayments of investments	166,605	103,343
Proceeds from loan origination fees	1,333	1,365
Realized losses on extinguishment of debt	326	521
Amortization of deferred financing costs	1,314	1,034
Amortization of deferred equity financing costs	67	25
Changes in operating assets and liabilities:
Interest receivable	(747)	(5,350)
Prepaid expenses and other assets	126	280
Accrued interest and fees payable	1,695	(251)
Base management fee payable, net of base management fee waiver – due to affiliate	243	488
Income incentive fee payable – due to affiliate	377	(24)
Capital gains incentive fee (reversal) – due to (from) affiliate	1,618	(1,608)
Administration fee payable and other – due to (from) affiliate	(301)	(344)
Taxes payable	(1,525)	550
Accounts payable and other liabilities	405	482
Net cash provided by (used for) operating activities	(10,258)	(80,493)
Cash Flows from Financing Activities:
Proceeds from common stock offerings, net of expenses	28,201	52,189
Proceeds received from SBA debentures	39,500	—
Repayments of SBA debentures	(12,500)	(35,000)
Proceeds received from issuance of Notes	100,000	—
Principal payments on Notes	(25,000)	—
Proceeds received from (repayments of) borrowings under Credit Facility, net	(45,000)	32,500
Proceeds received from (repayments of) Secured Borrowings, net	(419)	(600)
Payment of deferred financing costs	(3,964)	(288)
Dividends paid to stockholders, including expenses	(36,512)	(39,119)
Net cash provided by (used for) financing activities	44,306	9,682
Net increase (decrease) in cash and cash equivalents	34,048	(70,811)
Cash and cash equivalents:
Beginning of period	57,159	119,131
End of period	$91,207	$48,320
Supplemental information and non-cash activities:
Cash payments for interest	$11,533	$11,291
Cash payments for taxes, net of tax refunds received	$3,523	$1,087

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

June 30, 2025

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets

Control Investments (t)
US GreenFiber, LLC (n)	Building Products Manufacturing
Second Lien Debt (j)(y)			0.00%/0.00%	7/3/2014	8/30/2024	$5,226	$5,223	$—
Common Equity (2,522 units) (h)(j)				7/3/2014			585	—
Common Equity (425,508 units) (j)				8/30/2019			1	—
Common Equity (1,022,813 units) (h)(j)				7/1/2020			1,023	—
							6,832	—	0%

Total Control Investments							$6,832	$—	0%

Affiliate Investments (l)
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	Building Products Manufacturing
Subordinated Debt (j)			11.00%/0.00%	12/31/2021	12/31/2027	$9,602	$9,602	$9,602
Common Equity (5,690 units) (h)(j)				12/31/2021			5,690	5,906
Common Equity (7,113 units) (h)(j)				12/31/2021			7,113	9,317
Common Equity (2,012 units) (h)(j)				12/31/2021			—	—
							22,405	24,825	4%
CP Communications, LLC	Business Services
First Lien Debt (am)		(S + 8.50%) / (4.00%)	12.80%/0.00%	12/4/2024	12/4/2029	6,271	6,229	6,271
Preferred Equity (62 units)				12/4/2024			500	506
							6,729	6,777	1%
Medsurant Holdings, LLC (n)	Healthcare Services
Preferred Equity (84,997 units) (h)(j)				4/12/2011			—	84
Warrant (252,588 units) (h)(j)(m)				4/12/2011			—	287
							—	371	0%
Pfanstiehl, Inc.	Healthcare Products
Common Equity (2,550 units) (j)				3/29/2013			255	41,977	6%

Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	Aerospace & Defense Manufacturing
First Lien Debt (j)(ag)		(S + 6.00%) / (1.00%)	10.56%/0.00%	2/12/2021	2/11/2026	15,000	14,984	14,606
Common Equity (12,035 units) (j)				8/25/2021			1,204	—
Common Equity (38,493 units) (j)				12/16/2022			2,609	—
Common Equity (6,783 units) (j)				7/10/2023			686	—
Common Equity (4,663 units) (j)				9/16/2022			472	—
Common Equity (21,689 units) (j)				5/22/2024			2,195	1,530
							22,150	16,136	2%
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Common Equity (1,000,000 units) (j)				11/12/2015			1,000	4,406	1%

Total Affiliate Investments							$52,539	$94,492	14%

Non-control/Non-affiliate Investments
2KDirect, Inc. (dba iPromote)	Information Technology Services
First Lien Debt (k)(at)		(S + 8.00%) / (0.50%)	12.44%/0.00%	6/25/2021	6/25/2026	$6,839	$6,821	$6,839
First Lien Debt (j)(aa)		(S + 8.00%) / (0.50%)	8.69%/0.00%	7/30/2021	6/25/2026	1,995	1,995	1,995
Common Equity (1,000,000 units)				6/25/2021			1,000	—
							9,816	8,834	1%
301 Edison Holdings Inc. (dba LGG Industrial)	Specialty Distribution
First Lien Debt (j)			11.75%/1.50%	11/14/2023	11/13/2028	11,685	11,575	11,685
Preferred Equity (518,135 units) (j)				11/14/2023			1,000	1,000
							12,575	12,685	2%
Acendre Midco, Inc.	Information Technology Services
First Lien Debt (j)			12.50%/1.25%	10/6/2021	3/31/2026	5,708	5,703	5,708
First Lien Debt (j)			12.50%/1.25%	10/6/2021	3/31/2026	12,972	12,955	12,972
Revolving Loan (j)			12.50%/1.25%	10/6/2021	3/31/2026	1,003	1,003	1,003
Common Equity (500,000 shares) (j)				10/6/2021			371	315
Warrant (275,000 shares) (j)(m)				10/6/2021			254	79
Preferred Equity (77,016 shares) (j)				9/26/2022			88	148
Preferred Equity (568,182 shares) (j)				6/10/2025			375	625
							20,749	20,850	3%
Ad Info Parent, Inc. (dba MediaRadar)	Information Technology Services
First Lien Debt (j)		(S + 6.25%) / (1.00%)	10.55%/0.00%	11/1/2023	9/16/2029	12,313	12,262	12,313
Revolving Loan ($1,442 unfunded commitment) (i)(j)		(S + 6.25%) / (1.00%)	10.53%/0.00%	11/1/2023	9/16/2029	—	(6)	—
Preferred Equity (1,250,000 units) (j)				11/1/2023			1,250	991
							13,506	13,304	2%
Aldinger Company	Business Services
Common Equity (12,504 units)				6/30/2023			254	1,809
Preferred Equity (12,861 units)				6/30/2023			1,286	1,669
							1,540	3,478	1%
Allredi, LLC (fka Marco Group International OpCo, LLC)	Industrial Cleaning & Coatings
Second Lien Debt (j)			0.00%/15.00%	3/2/2020	9/30/2027	16,094	16,063	13,748
Common Equity (570,636 units) (h)(j)				7/21/2017			637	—
Common Equity (39,443 units) (h)(j)				11/24/2021			22	—
Common Equity (524,624units) (h)(j)				8/3/2023			45	—
							16,767	13,748	2%
American AllWaste LLC (dba WasteWater Transport Services)	Environmental Industries
First Lien Debt (j)(p)		(S + 6.75%) / (1.00%)	11.31%/0.00%	6/28/2021	3/31/2028	22,218	22,185	19,824
First Lien Debt (j)(o)		(S + 6.75%) / (1.00%)	8.81%/0.00%	6/28/2021	3/31/2028	330	330	328
First Lien Debt (j)(bh)			15.25%/0.00%	3/28/2024	3/31/2028	5,864	5,864	10,463
Preferred Equity (500 units) (h)(j)				5/31/2018			500	—
Preferred Equity (207 units) (h)(j)				8/6/2019			250	—
Preferred Equity (141 units) (h)(j)				11/2/2020			171	—
Preferred Equity (74 units) (h)(j)				12/29/2021			97	—
Preferred Equity (52 units) (h)(j)				11/27/2024			52	—
Preferred Equity (312 units) (h)(j)				12/30/2024			312	—
Common Equity (1,405 units) (h)(j)				12/30/2024			—	—
							29,761	30,615	4%
AmeriWater, LLC	Component Manufacturing
First Lien Debt (af)		(S + 6.25%) / (1.00%)	10.55%/0.00%	7/8/2022	7/8/2027	7,226	7,207	7,226
Subordinated Debt (j)			7.00%/7.00%	7/8/2022	1/8/2028	2,467	2,462	2,467
Common Equity (1,000 units) (h)(j)				7/8/2022			1,000	1,906
							10,669	11,599	2%
AMOpportunities, Inc.	Information Technology Services
First Lien Debt			12.50%/0.00%	3/12/2025	3/12/2029	10,000	9,950	9,950

Preferred Equity (740,741 shares)				3/17/2025			741	741
							10,691	10,691	2%
AOM Intermediate Holdco, LLC (dba AllOver Media)	Information Technology Services
Common Equity (1,232 units) (h)(j)				2/1/2022			1,372	1,338	0%

APM Intermediate Holdings, LLC (dba Artistic Paver Manufacturing, Inc.)	Building Products Manufacturing
First Lien Debt (ai)		(S + 7.25%) / (2.00%)	11.55%/0.00%	11/8/2022	11/8/2027	18,200	18,142	17,954
Common Equity (1,200 units) (h)(j)				11/8/2022			1,200	814
							19,342	18,768	3%
Auto CRM LLC (dba Dealer Holdings)	Information Technology Services
Subordinated Debt			0.00%/14.50%	10/1/2021	12/31/2028	843	841	843
Subordinated Debt			0.00%/14.50%	12/30/2024	12/31/2028	1,852	1,852	1,852
Common Equity (500 units) (j)				10/1/2021			500	132
							3,193	2,827	0%
Axis Medical Technologies LLC (dba MoveMedical)	Information Technology Services
First Lien Debt (j)		(S + 6.50%) / (2.00%)	10.78%/0.00%	10/24/2024	10/24/2029	13,600	13,541	13,600
Revolving Loan ($800 unfunded commitment) (j)(x)		(S + 6.50%) / (2.00%)	10.78%/0.00%	10/24/2024	10/24/2029	—	(3)	—
Preferred Equity (1,200,000 units) (j)				10/25/2024			1,148	1,210
							14,686	14,810	2%
Bad Boy Mowers JV Acquisition, LLC	Consumer Products
Subordinated Debt (k)			9.00%/4.50%	11/9/2023	11/9/2030	14,006	13,944	14,006
Preferred Equity (13,000 units) (j)				11/9/2023			1,300	1,496
							15,244	15,502	2%
Barefoot Mosquito and Pest Control, LLC	Consumer Services
First Lien Debt (k)(s)		(S + 6.00%) / (2.00%)	10.30%/0.00%	11/27/2024	12/22/2029	31,800	31,779	31,800
Common Equity (5,474 units) (h)(j)				12/22/2023			12	—
Preferred Equity (20,137 units) (h)(j)				12/22/2023			2,014	2,116
							33,805	33,916	5%
BCM One Group Holdings, Inc.	Information Technology Services
Subordinated Debt (j)			11.75%/0.00%	11/17/2021	11/17/2028	17,667	17,575	17,667	3%

Bedford Precision Parts LLC	Specialty Distribution
Common Equity (500,000 units) (h)(j)				3/12/2019			470	385	0%

Brightmore Brands LLC	Retail
First Lien Debt (j)(al)		(S + 5.38%) / (1.50%)	9.67%/0.00%	9/13/2022	9/9/2029	24,000	23,709	24,000
Common Equity (1,000 units) (j)				9/13/2022			1,000	1,795
Common Equity (371 units) (j)				9/9/2024			713	719
							25,422	26,514	4%
Cardback Intermediate, LLC (dba Chargeback Gurus)	Information Technology Services
First Lien Debt (j)(ah)		(S + 6.50%) / (0.75%)	11.05%/0.00%	8/10/2021	8/10/2026	8,190	8,173	8,190
Common Equity (495 shares) (j)				8/10/2021			125	243
Preferred Equity (495 shares) (j)				8/10/2021			125	337
							8,423	8,770	1%
Choice Technology Solutions, LLC (dba Choice Merchant Solutions, LLC)	Information Technology Services
First Lien Debt (j)		(S + 7.75%) / (1.00%)	12.30%/0.80%	4/1/2022	4/1/2027	10,591	10,575	10,649
Preferred Equity (500,000 units) (h)(j)				8/21/2023			500	54
							11,075	10,703	2%
CIH Intermediate, LLC	Business Services
Common Equity (563 shares) (j)				3/3/2022			400	1,903
Preferred Equity (563 shares) (j)				3/3/2022			118	457
							518	2,360	0%
Cleanova Topco Limited	Component Manufacturing
Preferred Equity (792,514) (j)				6/12/2025			892	892
Preferred Equity (396,257) (j)				6/12/2025			463	463
Common Equity (120,078 shares) (j)				6/12/2025			482	482
							1,837	1,837	0%
CRS Solutions Holdings, LLC (dba CRS Texas)	Business Services
Common Equity (574,929 units) (h)(j)				6/28/2022			272	—	0%

CTM Group, Inc. (dba Venuplus, Inc.)	Business Services
First Lien Debt		(S + 4.75%) / (1.00%)	9.18%/2.25%	2/28/2023	11/30/2026	8,086	8,025	7,990
Subordinated Debt			7.75%/6.50%	2/28/2023	11/30/2027	2,325	2,312	2,100
Common Equity (400,000 units)				2/28/2023			400	—
							10,737	10,090	1%
Customer Expressions Corp (dba Case IQ) (aq)	Information Technology Services
First Lien Debt (j)(ao)(bc)		(S + 5.00%) / (1.00%)	9.45%/0.50%	1/6/2025	4/15/2029	15,092	14,992	14,992
Common Equity (502,894 units) (j)				1/6/2025			771	771
							15,763	15,763	2%
Dataguise, Inc.	Information Technology Services
Common Equity (909 shares) (j)				12/31/2020			1,500	1,369	0%

Dealerbuilt Acquisition, LLC	Information Technology Services
First Lien Debt (ac)		(S + 5.75%) / (4.00%)	10.03%/1.00%	7/21/2023	7/21/2026	13,607	13,573	13,607
Subordinated Debt (j)			7.50%/7.50%	7/21/2023	1/21/2027	12,045	12,008	12,045
Common Equity (1,000 Units) (h)(j)				7/21/2023			—	—
Preferred Equity (1,000 Units) (h)(j)				7/21/2023			1,000	1,006
							26,581	26,658	4%
Detechtion Holdings, LLC	Information Technology Services
First Lien Debt ($1,250 unfunded commitment) (k)		(S + 5.75%) / (2.25%)	10.05%/2.50%	6/21/2023	6/21/2028	26,121	26,025	26,121
Revolving Loan ($1,000 unfunded commitment) (j)(w)		(S + 8.25%) / (2.25%)	12.55%/0.00%	7/12/2024	6/21/2028	—	(4)	—
Subordinated Debt (j)			0.00%/14.00%	6/21/2023	6/21/2028	2,655	2,648	2,655
Common Equity (601,532 units) (h)(j)				6/21/2023			602	653
							29,271	29,429	4%
Diversified Search LLC	Business Services
First Lien Debt (j)(r)		(S + 7.50%) / (1.00%)	12.06%/0.00%	2/7/2019	12/23/2026	24,155	24,137	23,300
Common Equity (573 units) (h)(j)				2/7/2019			552	41
							24,689	23,341	3%
Donovan Food Brokerage, LLC	Business Services
First Lien Debt (ae)		(S + 6.00%) / (2.00%)	10.30%/0.00%	2/23/2024	2/23/2029	18,908	18,838	18,908
Common Equity (598,832 units) (j)				2/23/2024			599	1,337
							19,437	20,245	3%
E-PlanSoft Buyer, LLC (dba e-PlanSoft)	Information Technology Services
First Lien Debt			11.00%/2.00%	6/30/2025	6/30/2030	8,000	7,958	7,958
Preferred Equity (1,500 units) (j)				6/27/2025			1,500	1,500
							9,458	9,458	1%
Enterprise Asset Management FM Purchaser, Inc. (dba MCIM)	Information Technology Services
First Lien Debt (j)		(S + 5.75%) / (2.00%)	10.05%/2.00%	5/20/2024	5/20/2029	17,388	17,322	17,388
Common Equity (551,470 units) (j)				5/20/2024			749	1,079
							18,071	18,467	3%
Estex Manufacturing Company, LLC	Component Manufacturing
First Lien Debt (j)(az)		(S + 5.00%) / (2.00%)	9.32%/0.00%	10/1/2024	10/1/2029	5,531	5,480	5,531
Common Equity (75,000 units) (j)				10/1/2024			750	653

							6,230	6,184	1%
Fishbowl Solutions, LLC	Information Technology Services
First Lien Debt		(S + 7.75%) / (1.00%)	12.29%/0.00%	3/25/2022	3/25/2027	18,324	18,267	18,324
First Lien Debt (j)		(S + 7.75%) / (1.00%)	12.29%/0.00%	12/27/2024	3/25/2027	9,739	9,739	9,739
Revolving Loan ($1,500 unfunded commitment) (i)(j)		(S + 7.75%) / (1.00%)	12.29%/0.00%	12/27/2024	3/25/2027	1,500	1,500	1,500
							29,506	29,563	4%
Fraser Steel LLC	Component Manufacturing
First Lien Debt			13.00%/0.00%	2/5/2025	2/5/2030	13,900	13,830	13,830
Revolving Loan ($2,000 unfunded commitment) (i)(j)			13.00%/0.00%	2/5/2025	2/5/2030	—	(9)	—
Preferred Equity (140,000 units) (h)(j)				2/5/2025			140	140
Common Equity (500,000 units) (h)(j)				2/5/2025			500	500
							14,461	14,470	2%
Fumex, LLC	Industrial Product Services
First Lien Debt (j)(ar)		(S + 4.75%) / (1.00%)	9.05%/0.00%	11/27/2024	11/27/2029	7,000	6,954	7,000
Common Equity (3,500 units) (h)(j)				11/27/2024			350	345
							7,304	7,345	1%
Global Plasma Solutions, Inc.	Component Manufacturing
Common Equity (601 shares) (j)				2/1/2024			162	271
Common Equity (1,705 shares) (j)				9/21/2018			188	413
							350	684	0%
GMP HVAC, LLC (dba McGee Heating & Air, LLC)	Utilities: Services
First Lien Debt (j)(bb)		(S + 6.75%) / (2.00%)	11.05%/0.00%	12/8/2023	12/8/2028	29,460	29,272	29,460
Preferred Equity (1,366 units) (h)(j)				12/8/2023			1,406	1,860
							30,678	31,320	5%
GP&C Operations, LLC (dba Garlock Printing and Converting)	Component Manufacturing
Common Equity (515,625 units) (h)(j)				1/22/2021			516	954	0%

Green Cubes Technology, LLC (dba Green Cubes)	Information Technology Services
First Lien Debt (j)(ax)		(S + 7.50%) / (2.00%)	11.78%/0.00%	10/16/2024	10/16/2029	22,500	22,261	22,500	3%

Haematologic Technologies, Inc.	Healthcare Services
First Lien Debt		(S + 5.25%) / (3.00%)	9.80%/3.00%	10/11/2019	6/30/2026	6,499	6,499	6,499
Common Equity (630 units) (h)(j)				10/11/2019			630	—
Common Equity (169 units) (h)(j)				6/26/2023			168	220
							7,297	6,719	1%
Hallmark Health Care Solutions, Inc.	Healthcare Services
Common Equity (3,645,752 units) (j)				9/18/2023			3,646	3,023	0%

Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt (j)			11.50%/1.25%	4/25/2023	6/30/2028	24,961	24,754	24,961
Common Equity (5,837 units) (j)				3/23/2016			—	1,200
Common Equity (637 units) (j)				8/7/2023			24	131
Preferred Equity (868 units) (j)				10/16/2020			154	322
							24,932	26,614	4%
IBH Holdings, LLC (fka Inflexxion, Inc.)	Business Services
Common Equity (150,000 units) (j)				6/20/2018			—	—	0%

InductiveHealth Informatics, LLC	Healthcare Services
First Lien Debt (j)		(S + 7.75%) / (2.00%)	12.03%/0.50%	9/20/2024	9/20/2028	20,079	19,898	20,079
Preferred Equity (367 units) (j)				9/20/2024			367	390
Common Equity (1,361 units) (j)				9/20/2024			—	—
							20,265	20,469	3%
Info Tech Operating, LLC (dba infotech)	Information Technology Services
First Lien Debt (bd)		(S + 4.88%) / (2.00%)	9.16%/0.00%	3/31/2025	3/31/2030	13,500	13,404	13,404	2%

Informatics Holdings, Inc. (dba Wasp Barcode Technologies)	Information Technology Services
First Lien Debt (j)(v)		(S + 6.50%) / (2.50%)	10.80%/0.00%	5/1/2024	3/7/2029	9,000	8,987	9,000
Preferred Equity (1,000,000 units) (j)				3/7/2024			1,000	974
							9,987	9,974	1%
ISI PSG Holdings, LLC (dba Incentive Solutions, Inc.)	Business Services
First Lien Debt (j)(aj)		(S + 7.50%) / (0.50%)	11.95%/0.00%	4/5/2021	4/5/2026	10,412	10,396	10,412
First Lien Debt (j)(an)		(S + 7.50%) / (0.50%)	8.45%/0.00%	6/30/2021	4/5/2026	10,925	10,925	10,917
Common Equity (256,964 units) (h)(j)				4/5/2021			500	452
							21,821	21,781	3%
Janus Health Technologies, Inc.	Information Technology Services
Preferred Equity (68,361 units)				1/3/2024			1,500	944	0%

Jumo Health, Inc.	Healthcare Services
First Lien Debt (j)(aw)		(S + 5.25%) / (2.00%)	9.53%/0.00%	8/16/2024	8/16/2029	5,970	5,911	5,970
Common Equity (1,359 shares) (j)				8/16/2024			—	130
Preferred Equity (1,359 shares) (j)				8/16/2024			750	804
							6,661	6,904	1%
The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Common Equity (855 shares) (j)				12/8/2017			933	—	0%

Laboratory Testing, LLC	Business Services
First Lien Debt		(S + 5.25%) / (2.00%)	9.51%/0.00%	4/15/2025	4/15/2030	4,981	4,958	4,958
Revolving Loan ($3,427 unfunded commitment) (i)(j)		(S + 5.25%) / (2.00%)	9.51%/0.00%	4/15/2025	4/15/2030	573	556	556
Common Equity (3,881 units) (h)(j)				4/15/2025			388	388
Preferred Equity (3,619 units) (h)(j)				4/15/2025			362	362
							6,264	6,264	1%
Level Education Group, LLC (dba CE4Less)	Business Services
First Lien Debt (ak)		(S + 5.75%) / (2.00%)	10.29%/0.00%	4/1/2021	4/1/2026	2,109	2,103	2,109
Common Equity (1,000,000 units) (j)				4/1/2021			1,000	2,446
							3,103	4,555	1%
LifeSpan Biosciences, Inc.	Healthcare Products
Subordinated Debt (j)			11.50%/0.00%	3/19/2021	4/7/2028	16,000	15,975	16,000
Common Equity (108 shares) (j)				6/7/2024			595	447
							16,570	16,447	2%
Mayesh Wholesale Florist, LLC	Specialty Distribution
First Lien Debt ($2,000 unfunded commitment)(i)(j)(be)		(S + 6.25%) / (2.00%)	10.53%/0.00%	3/18/2025	3/18/2030	10,500	10,384	10,384
Preferred Equity (500,000 units) (h)(j)				3/18/2025			500	500
							10,884	10,884	2%
MBS Opco, LLC (dba Marketron)	Information Technology Services
First Lien Debt (j)		(S + 8.50%) / (1.50%)	13.06%/0.00%	9/29/2022	9/28/2026	27,000	26,958	27,000	4%

MDME Holding Corp.	Healthcare Products
First Lien Debt		(S + 6.25%) / (1.00%)	10.70%/0.00%	8/31/2023	8/3/2027	11,714	11,663	11,172
Common Equity (4,735 units) (j)				9/18/2023			—	—
Preferred Equity (12,500 units) (j)				9/18/2023			1,250	233
							12,913	11,405	2%
Netbase Solutions, Inc. (dba Netbase Quid)	Information Technology Services
First Lien Debt (k)(ap)		(P + 1.50%) / (3.25%)	9.00%/2.50%	11/18/2021	11/18/2026	16,225	16,209	16,225	2%

NWS Technologies, LLC	Utilities: Services

First Lien Debt ($1,259 unfunded commitment)(u)		(S + 7.50%) / (2.50%)	11.80%/0.00%	6/20/2023	6/16/2028	17,641	17,481	17,641
Common Equity (1 unit) (h)(j)				6/20/2023			1,110	1,291
Preferred Equity (0.375 units) (h)(j)				6/20/2023			370	422
							18,961	19,354	3%
OnePath Systems, LLC (n)	Information Technology Services
Common Equity (732,542 shares) (j)				9/30/2022			—	—	0%

Onsight Industries, LLC	Component Manufacturing
First Lien Debt (j)(bf)		(S + 5.50%) / (1.50%)	9.80%/0.00%	3/27/2025	1/7/2030	9,120	9,091	9,091
Common Equity (380,000 units) (h)(j)				1/7/2025			380	380
							9,471	9,471	1%
Palmetto Moon, LLC	Retail
Common Equity (499 units) (j)				11/3/2016			265	1,547	0%

PayEntry Financial Services, Inc. (dba Payentry)	Business Services
Second Lien Debt (k)			10.50%/1.75%	3/28/2025	9/28/2031	5,576	5,522	5,522
Second Lien Debt ($1,563 unfunded commitment)(k)			10.50%/1.75%	3/28/2025	9/28/2031	2,854	2,840	2,840
Second Lien Debt ($1,563 unfunded commitment)(k)			10.50%/1.75%	3/28/2025	9/28/2031	—	—	—
Preferred Equity (10,000 units)				3/28/2025			1,000	1,000
							9,362	9,362	1%
Pinnergy, Ltd.	Oil & Gas Services
Subordinated Debt (j)			10.00%/0.00%	6/30/2022	6/30/2027	10,200	10,170	10,200	1%

PowerGrid Services Acquisition, LLC	Utilities: Services
Common Equity (5,461 units) (h)(j)				9/21/2021			494	1,309	0%

Prime AE Group, Inc.	Business Services
Preferred Equity (900,000 shares) (j)				11/25/2019			900	380	0%

Pronto Plumbing & Drain, Inc.	Utilities: Services
First Lien Debt		(S + 7.00%) / (2.00%)	11.33%/0.00%	5/22/2025	5/22/2030	1,500	1,480	1,480
Revolving Loan ($500 unfunded commitment)(i)(j)		(S + 7.00%) / (2.00%)	11.33%/0.00%	5/22/2025	5/22/2030	—	(5)	—
Common Equity (Units N/A) (h)(j)				5/22/2025			562	562
							2,037	2,042	0%
Puget Collision, LLC	Retail
First Lien Debt (j)(av)		(S + 7.00%) / (2.00%)	11.30%/0.00%	1/4/2024	1/4/2029	22,232	22,043	22,232
Common Equity (310 units) (h)(j)				1/4/2024			810	1,102
							22,853	23,334	3%
QED Technologies International, Inc.	Component Manufacturing
First Lien Debt (q)		(S + 4.75%) / (1.50%)	9.05%/0.50%	3/1/2023	3/1/2028	15,551	15,481	15,551
First Lien Debt (j)(q)		(S + 4.75%) / (1.50%)	9.05%/0.50%	5/30/2025	3/1/2028	2,103	2,040	2,040
Common Equity (140 shares) (j)				2/28/2023			1,402	4,108
							18,923	21,699	3%
Quest Software US Holdings Inc.	Information Technology Services
First Lien Debt (j)		(S + 1.00%) / (0.50%)	5.43%/6.75%	3/1/2022	2/1/2030	20,079	19,662	15,642	2%

R1 Holdings, LLC (dba RoadOne IntermodaLogistics)	Transportation services
First Lien Debt (j)		(S + 6.25%) / (1.00%)	10.49%/0.00%	12/30/2022	12/30/2028	6,247	6,099	6,247
Subordinated Debt (j)			8.75%/5.00%	12/30/2022	6/30/2029	1,513	1,484	1,480
Common Equity (280,000 units) (j)				12/30/2022			279	157
							7,862	7,884	1%
R.F. Fager Company LLC	Specialty Distribution
Second Lien Debt (j)			12.75%/0.00%	3/4/2024	8/4/2030	18,000	17,919	18,000
Common Equity (12,500 units) (h)(j)				3/4/2024			1,187	1,360
							19,106	19,360	3%
ServicePower, Inc.	Information Technology Services
First Lien Debt (k)(as)			10.75%/6.11%	3/15/2024	3/15/2028	29,118	28,864	29,118	4%
First Lien Debt (ba)			8.25%/0.00%	6/6/2025	3/15/2028	5	5	5	0%
							28,869	29,123	4%
SES Investors, LLC (dba SES Foam) (n)	Building Products Manufacturing
Common Equity (6,000 units) (h)(j)				9/8/2016			—	—	0%

Suited Connector LLC	Information Technology Services
Second Lien Debt (j)(y)			0.00%/13.00%	10/29/2021	6/1/2028	16,000	15,933	2,325
Common Equity (97,808 units) (h)(j)				12/1/2021			857	—
							16,790	2,325	0%
Tedia Company, LLC	Healthcare Products
First Lien Debt (j)		(S + 7.75%) / (1.00%)	12.31%/0.00%	3/4/2022	3/4/2027	14,100	14,071	14,100
Revolving Loan ($2,250 unfunded commitment) (i)(j)		(S + 7.75%) / (1.00%)	12.31%/0.00%	3/4/2022	3/4/2027	—	(8)	—
Subordinated Debt (j)			7.25%/7.25%	3/4/2022	9/4/2027	3,202	3,196	3,562
Preferred Equity (1,000 units) (h)(j)				3/4/2022			1,000	733
							18,259	18,395	3%
Thrust Flight LLC	Business Services
First Lien Debt ($3,339 unfunded commitment)(i)(j)(au)		(S + 5.75%) / (2.00%)	10.03%/0.00%	9/9/2024	9/9/2029	12,586	12,492	12,586
Common Equity (1,050,000 units) (h)(j)				9/9/2024			1,050	1,089
							13,542	13,675	2%
Tiger Calcium Services Inc. (aq)	Transportation services
Second Lien Debt (j) (ao)			13.00%/0.00%	12/21/2022	7/31/2026	12,500	12,494	12,500	2%

True Environmental Inc.	Business Services
First Lien Debt ($1,125 unfunded commitment)(j)		(S + 5.50%) / (2.00%)	9.81%/0.00%	5/12/2025	5/12/2030	6,650	6,605	6,605
First Lien Debt ($2,250 unfunded commitment)		(S + 5.50%) / (2.00%)	9.81%/0.00%	5/12/2025	5/12/2030	13,300	13,210	13,210
Common Equity (312,500 units) (h)(j)				5/12/2025			500	500
							20,315	20,315	3%
UBEO, LLC	Business Services
Common Equity (705,000 units) (h)(j)				4/3/2018			655	1,773	0%

United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)(j)				4/1/2012			891	—
Warrant (57,469 units) (j)(m)				3/5/2012			564	—
							1,455	—	0%
USG AS Holdings, LLC	Utilities: Services
Common Equity (Units N/A) (j)				2/21/2023			36	1,867
							36	1,867	0%
Virginia Tile Company, LLC (n)	Specialty Distribution
Common Equity (Units N/A) (j)				12/19/2014			—	—	0%

Virtex Enterprises, LP	Component Manufacturing
Second Lien Debt (y)		(S + 0.00%) / (2.50%)	4.43%/9.75%	4/13/2022	9/30/2027	11,002	10,906	2,619
Subordinated Debt (y)		(S + 4.00%) / (2.50%)	10.42%/0.00%	9/20/2023	3/31/2027	328	327	309
							11,233	2,928	0%
W50 Holdings, LLC	Business Services
Subordinated Debt (j)			12.50%/0.00%	3/22/2024	3/24/2031	12,500	12,372	12,500
Preferred Equity (Units N/A) ($100 unfunded commitment) (j)				3/21/2024			900	865
							13,272	13,365	2%

White Label Communication, LLC	Information Technology Services
First Lien Debt (j)(ab)		(S + 5.25%) / (1.00%)	9.54%/0.00%	6/30/2025	6/30/2030	24,400	24,258	24,258
Common Equity (536 units) (h)(j)				10/11/2023			—	1
Preferred Equity (5,000 units) (h)(j)				10/11/2023			500	567
							24,758	24,826	5%
Wonderware Holdings, LLC (dba CORE Business Technologies)	Information Technology Services
First Lien Debt (k)(z)		(S + 7.00%) / (1.00%)	11.59%/0.00%	2/10/2021	8/29/2025	8,316	8,316	8,316	1%

World Tours LLC	Consumer Services
First Lien Debt (ay)		(S + 6.50%) / (2.00%)	10.80%/0.00%	11/13/2024	11/13/2029	6,000	5,961	6,000
Preferred Equity (1,000,000 units) (h)(j)				11/13/2024			1,000	1,388
							6,961	7,388	1%
Worldwide Express Operations, LLC	Transportation services
Common Equity (795,000 units) (j)				7/21/2021			795	947
Common Equity (752,380 units) (h)(j)				7/26/2021			225	729
							1,020	1,676	0%
Zonkd, LLC	Component Manufacturing
First Lien Debt (j)			15.00%/0.00%	3/18/2022	3/18/2027	2,400	2,321	2,400
Common Equity (4,987 units) (h)(j)				3/18/2022			169	703
							2,490	3,103	0%

Total Non-control/Non-affiliate Investments							$1,069,999	$1,054,812	152%

Total Investments							$1,129,370	$1,149,304	166%

Money market funds (included in cash and cash equivalents)
Goldman Sachs Financial Square Treasury Obligation Institution CUSIP (38141W323) (ad)			4.18%/0.00%				$56,350	$56,350	8%
Total money market funds							$56,350	$56,350	8%
Total Investments and Money Market Funds							$1,185,720	$1,205,654	174%

(a) See Note 3 to the consolidated financial statements for portfolio composition by geographic location.

(b) Equity ownership may be held in shares or units of companies related to the portfolio companies. The Company’s investments are generally classified as “restricted securities”, unless otherwise noted, as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144. As of June 30, 2025, the Company held restricted securities with an aggregate fair value of $1,149,304, or 166% of the Company's net assets.

(c) All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.

(d) Variable rate investments bear interest at a rate indexed to Prime (P) or SOFR (S), which are reset monthly, bimonthly, quarterly, or semi-annually. Certain variable rate investments also include a Prime or SOFR interest rate floor. For each investment, the Company has provided the spread over the reference rate and the Prime or SOFR floor, if any, as of June 30, 2025.

(e) Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of June 30, 2025. Generally, payment-in-kind interest can be paid-in-kind or all in cash.

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

(i) The disclosed commitment represents the unfunded amount as of June 30, 2025. The Company is earning 0.50% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate which will be earned if the commitment is funded.

(j) Investment pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company's obligations under the Credit Facility (see Note 6 to the consolidated financial statements).

(k) The portion of the investment not held by the SBIC Funds (as defined in Note 1) is pledged as collateral for the Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company's obligations under the Credit Facility (see Note 6 to the consolidated financial statements).

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

(p) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.58% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(u) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.24% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(v) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.10% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(w) The disclosed commitment represents the unfunded amount as of June 30, 2025. The Company is earning 0.75% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

(x) The disclosed commitment represents the unfunded amount as of June 30, 2025. The Company is earning 1.00% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

(y) Investment was on non-accrual status as of June 30, 2025.

(z) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.13% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(aa) The Company sold a participating interest of approximately $4.0 million in aggregate principal amount of the portfolio company’s first lien senior secured term loan. As the transaction did not qualify as a “true sale” in accordance with GAAP, the Company recorded a corresponding secured borrowing in the Consolidated Statements of Assets and Liabilities.

(ab) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.58% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ac) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of 2.74% and PIK interest amount of 1.25% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ad) This investment is classified as a Level 1 investment. For further detail on the fair value measurements, see Note 4 to the consolidated financial statements.

(ae) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.10% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ai) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.15% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(aj) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.78% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ao) The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company can not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2025, total non-qualifying assets at fair value represented 2.19% of the Company's total assets calculated in accordance with the 1940 Act.

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

(as) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of 0.25% and PIK interest amount of 0.61% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(av) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 0.64% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ax) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.05% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ba) The Company sold a participating interest of approximately $0.005 million in aggregate principal amount of the portfolio company’s first lien senior secured term loan. As the transaction did not qualify as a “true sale” in accordance with GAAP, the Company recorded a corresponding secured borrowing in the Consolidated Statements of Assets and Liabilities.

(bb) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 0.84% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(bc) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of 2.23% and PIK interest amount of 0.75% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(bf) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.52% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(bg) As of June 30, 2025, the Company is earning an incremental 0.31% interest on the outstanding principal balance.

(bh) The fair value for this investment includes a multiple of invested capital fee equal to (i) the principal amount repaid multipled by a return percentage that is subject to change based upon the loan repayment date minus (ii) the sum of (a) the principal amount repaid plus (b) all interest paid in cash on such principal amount plus (c) the aggregate amount of fees paid in cash on or prior to the date of such repayment.

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

Note 2. Significant Accounting Policies

Basis of presentation: The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) pursuant to the requirements for reporting on Form 10-Q, including Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies (“ASC 946”), and Articles 6 and 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2024.

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

Income taxes: The Company has elected, and intends to qualify annually, to be treated as a RIC under subchapter M of the Code, and, as such will not be subject to U.S. federal income tax on the portion of its taxable income (including gains) distributed as dividends for U.S. federal income tax purposes to stockholders. Taxable income includes the Company’s taxable interest, dividend and fee income, reduced by certain deductions as well as taxable net realized investment gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as such gains or losses are not included in taxable income until they are realized. The Company’s net assets as included on the Consolidated Statements of Assets and Liabilities and Consolidated Statements of Changes in Net Assets include an adjustment to classification as a result of permanent book to tax differences, which include differences in the book and tax treatment of income and expenses.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits included in the income tax provision, if any. There were no material uncertain income tax positions at June 30, 2025 and December 31, 2024. The Company’s tax returns are generally subject to examination by U.S. federal and most state tax authorities for a period of three years from the date the respective returns are filed, and, accordingly, tax years after 2021 remain subject to examination.

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

Earnings and net asset value per share: The earnings per share calculations for the three and six months ended June 30, 2025 and 2024 are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Stock Repurchase Program: The Company has an open market stock repurchase program (the “Stock Repurchase Program”) under which the Company may acquire up to $5,000 of its outstanding common stock. Under the Stock Repurchase Program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by the Company’s management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 28, 2024, the Board extended the Stock Repurchase Program through December 31, 2025, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require the Company to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. The Company did not make any repurchases of common stock during the three and six months ended June 30, 2025 and 2024. Refer to Note 8 for additional information concerning stock repurchases.

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

As of June 30, 2025, the Company had active investments in 92 portfolio companies and residual investments in five portfolio companies that have sold their underlying operations. The aggregate fair value of the total portfolio was $1,149,304 and the weighted average yield on the Company’s debt investments was 13.1% as of such date. As of June 30, 2025, the Company held equity investments in 87.6% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 1.9%.

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

The weighted average yield of the Company’s debt investments is not the same as a return on investment for its stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of all of the Company’s and its subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of June 30, 2025 and December 31, 2024, including accretion of OID and debt investment origination fees, but excluding investments on non-accrual status and investments recorded as a secured borrowing, if any.

Purchases of debt and equity investments for the six months ended June 30, 2025 and 2024 totaled $210,006 and $208,306, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the six months ended June 30, 2025 and 2024 totaled $166,605 and $103,343, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	June 30,		December 31,		June 30,		December 31,
	2025		2024		2025		2024
First Lien Debt(1)	$820,731	71.5%	$718,120	65.8%	$821,451	72.6%	$729,084	67.8%
Second Lien Debt	82,515	7.2	83,543	7.7	111,654	9.9	116,250	10.8
Subordinated Debt	107,288	9.3	142,839	13.1	106,768	9.5	142,056	13.2
Equity	138,404	12.0	138,371	12.7	88,679	7.9	84,816	7.9
Warrants	366	-	7,633	0.7	818	0.1	2,951	0.3
Total	$1,149,304	100.0%	$1,090,506	100.0%	$1,129,370	100.0%	$1,075,157	100.0%

(1)

Includes unitranche investments, which account for 46.9% and 47.9% of the Company's portfolio on a fair value and cost basis as of June 30, 2025, respectively. Includes unitranche investments, which account for 39.9% and 40.4% of the Company's portfolio on a fair value and cost basis as of December 31, 2024, respectively.

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Fair Value				Cost
	June 30,		December 31,		June 30,		December 31,
	2025		2024		2025		2024
United States
Midwest	$127,885	11.1%	$120,537	11.1%	$81,589	7.2%	$73,636	6.8%
Southeast	331,383	28.8	339,683	31.2	332,566	29.4	337,762	31.4
Northeast	243,466	21.2	211,758	19.4	241,260	21.4	202,206	18.8
West	194,684	16.9	194,568	17.8	215,699	19.1	232,262	21.6
Southwest	223,623	19.5	211,431	19.4	229,999	20.4	216,802	20.2
Canada	28,263	2.5	12,529	1.1	28,257	2.5	12,489	1.2
Total	$1,149,304	100.0%	$1,090,506	100.0%	$1,129,370	100.0%	$1,075,157	100.0%

The following table shows portfolio composition by type and by geographic region at fair value as a percentage of net assets.

By Type			By Geographic Region
	June 30,	December 31,		June 30,	December 31,
	2025	2024		2025	2024
First Lien Debt	118.5%	109.5%	United States
Second Lien Debt	11.9	12.7	Midwest	18.4%	18.4%
Subordinated Debt	15.5	21.8	Southeast	47.9	51.8
Equity	20.0	21.1	Northeast	35.2	32.3
Warrants	0.1	1.2	West	28.1	29.7
Total	166.0%	166.3%	Southwest	32.3	32.2
			Canada	4.1	1.9
			Total	166.0%	166.3%

As of June 30, 2025 and December 31, 2024, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio on a fair value or cost basis. As of June 30, 2025 and December 31, 2024, the Company had no investments that exceeded 5% of total assets.

As of June 30, 2025 and December 31, 2024, the Company had debt investments in three and four portfolio companies on non-accrual status, respectively.

	June 30, 2025				December 31, 2024
	Fair				Fair
Portfolio Company	Value		Cost		Value	Cost
Quantum IR Technologies, LLC	$—	(1)	$—	(1)	$—	$11,964
US GreenFiber, LLC	—		5,223		—	5,223
Suited Connector LLC	2,325		15,933		5,505	15,933
Virtex Enterprises, LP	2,928		11,233		4,765	11,259
Total	$5,253		$32,389		$10,270	$44,379

(1) The Company exited its debt investment in such portfolio company and did not hold such investment as of June 30, 2025.

Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of control and affiliate investments as of December 31, 2024 and any additions and reductions made to such investments during the six months ended June 30, 2025, the ending fair value as of June 30, 2025, and the total investment income earned on such investments during the period.

						Six Months Ended June 30, 2025
Portfolio Company (1)	June 30, 2025 Principal Amount - Debt Investments	December 31, 2024 Fair Value	Gross Additions (2)	Gross Reductions (3)	June 30, 2025 Fair Value	Net Realized Gains (Losses) (4)	Net Change in Unrealized Appreciation (Depreciation)	Interest Income	Payment-in-kind Interest Income	Dividend Income	Fee Income
Control Investments
US GreenFiber, LLC	$5,226	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total Control Investments	$5,226	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Affiliate Investments
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	$9,602	$24,387	$438	$—	$24,825	$—	$438	$531	$—	$—	$—
CP Communications, LLC	6,271	8,306	60	(1,589)	6,777	—	48	538	—	—	5
Medsurant Holdings, LLC	—	9,863	10,066	(19,558)	371	10,066	(6,918)	—	—	538	—
Pfanstiehl, Inc.	—	39,923	2,054	—	41,977	—	2,054	—	—	348	—
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	15,000	14,921	1,215	-	16,136	—	1,204	1,099	—	—	11
Steward Holding LLC (dba Steward Advanced Materials)	—	4,624	—	(218)	4,406	—	(218)	—	—	166	—
Total Affiliate Investments	$30,873	$102,024	$13,833	$(21,365)	$94,492	$10,066	$(3,392)	$2,168	$—	$1,052	$16

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

An investment’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s investment portfolio is comprised entirely of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available, with the exception of money market funds, which are valued using Level 1 inputs as of June 30, 2025. Therefore, the Company values such portfolio investments at fair value, as determined in good faith by the Board, using Level 3 inputs with the exception of money market funds that were valued using Level 1 inputs as of June 30, 2025. The degree of judgment exercised by the Board in determining fair value is greatest for investments classified as Level 3 inputs. Due to the inherent uncertainty of determining the fair values of investments that do not have readily available market quotations, the Board’s estimate of fair values may differ significantly from the values that would have been used had a ready market for the securities existed, and those differences may be material. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the amounts ultimately realized on these investments to be materially different than the valuations currently assigned.

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

The Board consulted with the independent third-party valuation firm(s) in arriving at our determination of fair value for 16 and 21 of our portfolio company investments representing 23.3% and 27.5% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended June 30, 2025 and December 31, 2024, respectively) as of June 30, 2025 and December 31, 2024, respectively.

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

The following tables present fair value measurements of investments by major class according to the fair value hierarchy:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$820,731	$820,731
Second Lien Debt	—	—	82,515	82,515
Subordinated Debt	—	—	107,288	107,288
Equity	—	—	138,404	138,404
Warrants	—	—	366	366
Money Market Funds	56,350	—	—	56,350
Total	$56,350	$—	$1,149,304	$1,205,654

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$718,120	$718,120
Second Lien Debt	—	—	83,543	83,543
Subordinated Debt	—	—	142,839	142,839
Equity	—	—	138,371	138,371
Warrants	—	—	7,633	7,633
Money Market Funds	48,715	—	—	48,715
Total	$48,715	$—	$1,090,506	$1,139,221

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the six months ended June 30, 2025 and 2024.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the six months ended June 30, 2025 and 2024:

	First Lien	Second Lien	Subordinated
	Debt	Debt	Debt	Equity	Warrants	Total
Balance, December 31, 2023	$578,140	$119,561	$135,173	$120,007	$4,768	$957,649
Net realized gains (losses) on investments	—	—	—	12,527	—	12,527
Net change in unrealized appreciation (depreciation) on investments	1,640	(2,086)	1,334	(3,670)	1,953	(829)
Purchase of investments	154,282	28,850	12,500	12,674	—	208,306
Proceeds from sales and repayments of investments	(59,157)	(25,683)	(2,709)	(15,793)	(1)	(103,343)
Interest and dividend income paid-in-kind	555	1,243	2,096	—	—	3,894
Proceeds from loan origination fees	(1,130)	(79)	(156)	—	—	(1,365)
Accretion of loan origination fees	909	93	104	—	—	1,106
Accretion of original issue discount	34	193	4	—	—	231
Balance, June 30, 2024	$675,273	$122,092	$148,346	$125,745	$6,720	$1,078,176
Balance, December 31, 2024	$718,120	$83,543	$142,839	$138,371	$7,633	$1,090,506
Net realized gains (losses) on investments	(11,964)	—	—	10,527	7,199	5,762
Net change in unrealized appreciation (depreciation) on investments	20,138	(6,326)	(263)	(3,830)	(5,134)	4,585
Purchase of investments	186,369	13,600	—	9,912	125	210,006
Proceeds from sales and repayments of investments	(103,483)	—	(37,089)	(16,576)	(9,457)	(166,605)
Interest and dividend income paid-in-kind	1,692	1,379	1,628	—	—	4,699
Proceeds from loan origination fees	(1,243)	(90)	—	—	—	(1,333)
Accretion of loan origination fees	1,375	54	169	—	—	1,598
Accretion of original issue discount	82	—	4	—	—	86
Transfers by type	9,645	(9,645)	—	—	—	—
Balance, June 30, 2025	$820,731	$82,515	$107,288	$138,404	$366	$1,149,304

Net change in unrealized appreciation/(depreciation) of $7,554 and $(131) for the three and six months ended June 30, 2025 was attributable to Level 3 investments held at June 30, 2025. Net change in unrealized appreciation/(depreciation) of $2,861 and $4,369 for the three and six months ended June 30, 2024 was attributable to Level 3 investments held at June 30, 2024.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of June 30, 2025 and December 31, 2024. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at	Valuation	Unobservable	Range
	June 30, 2025	Techniques	Inputs	(weighted average)(1)
Debt investments:
First Lien Debt	$810,082	Discounted cash flow	Weighted average cost of capital	8.3% - 51.7% (14.3%)
	10,649	Enterprise value waterfall	Revenue multiples	2.0x - 2.0x (2.0x)

Second Lien Debt	80,190	Discounted cash flow	Weighted average cost of capital	13.0% - 24.3% (15.9%)
	2,325	Enterprise value waterfall	Revenue multiples	0.7x - 0.7x (0.7x)

Subordinated Debt	107,288	Discounted cash flow	Weighted average cost of capital	10.4% - 20.0% (13.3%)

Equity investments:
Equity	129,358	Enterprise value waterfall	EBITDA multiples	3.5x - 28.0x (10.1x)
	9,046	Enterprise value waterfall	Revenue multiples	0.7x - 9.0x (6.0x)

Warrants	287	Enterprise value waterfall	EBITDA multiples	3.5x - 3.5x (3.5x)
	79	Enterprise value waterfall	Revenue multiples	4.0x - 4.0x (4.0x)

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

The significant unobservable input used in determining fair value under the option pricing technique (or Black Scholes model) is volatility. Significant increases (or decreases) in this input could result in significantly higher (or lower) fair value estimates.

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

The following tables summarize the carrying value and fair value of the Company’s debt obligations as of June 30, 2025 and December 31, 2024.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	June 30, 2025(5)		December 31, 2024(5)
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
SBA debentures (2)	$202,000	$202,000	$175,000	$175,000
Credit Facility borrowings (3)	—	—	45,000	45,000
January 2026 Notes (4)	100,000	97,986	125,000	120,188
November 2026 Notes (4)	125,000	117,289	125,000	114,293
March 2030 Notes (4)	100,000	93,929	—	—
Total	$527,000	$511,204	$470,000	$454,481
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
(5)
Totals exclude $13,255 and $13,674 of Secured Borrowings as of June 30, 2025 and December 31, 2024, respectively.

The following table summarizes the inputs used to value the Company’s debt obligations if measured at fair value as of June 30, 2025 and December 31, 2024.

	Fair Value
	June 30,	December 31,
Valuation Inputs	2025	2024
Level 1	$—	$—
Level 2	—	—
Level 3	511,204	454,481
Total	$511,204	$454,481

Note 5. Related Party Transactions

Investment Advisory Agreement: The Company has entered into an Investment Advisory Agreement with the Investment Advisor. Most recently, on June 11, 2025, the Board approved the renewal of the Investment Advisory Agreement for the period from June 20, 2025 through June 20, 2026. Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Board, the Investment Advisor provides investment advisory services to the Company. For providing these services, the Investment Advisor receives a fee, consisting of two components — a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The Board accepted a voluntary, non-contractual, and unconditional waiver from the Investment Advisor to exclude any investments recorded as secured borrowings as defined under GAAP from the base management fee payable effective April 1, 2021. See Note 6. Borrowings – Secured Borrowings for more information about the secured borrowings. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement for the three and six months ended June 30, 2025 was $5,106 and $10,028, respectively, and $4,706 and $9,138 for the three and six months ended June 30, 2024, respectively. The base management fee waiver for the three and six months ended June 30, 2025 was $59 and $118, respectively, and $67 and $136 for the three and six months ended June 30, 2024, respectively. As of June 30, 2025 and December 31, 2024, the base management fee payable (net of the base management fee waiver) was $5,048 and $4,805, respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee for the three and six months ended June 30, 2025 was $4,854 and $9,448, respectively, and $4,546 and $9,013 for the three and six months ended June 30, 2024, respectively. As of June 30, 2025 and December 31, 2024, the income incentive fee payable was $4,854 and $4,477, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid in cash to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and losses since the Company's IPO on June 24, 2011 (realized capital gains and losses include realized gains and losses on investments, net of income tax provision from realized gains on investments, and realized losses on extinguishment of debt, but excluding income tax (provision) benefit from deemed distribution of long term capital gains), and the aggregate unrealized capital depreciation on investments as of the date of the calculation. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains on investments, less cumulative aggregate tax (provision) benefit on realized gains (losses), less cumulative aggregate realized capital losses on investments, less aggregate unrealized capital depreciation on investments, and less cumulative aggregate realized losses on extinguishment of debt. If this number is positive at the end of such year, then the capital gains incentive fee to be paid in cash for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of June 30, 2025 and December 31, 2024, the capital gains incentive fee payable in cash was $576 and zero, respectively. The aggregate amount of capital gains incentive fees paid from the IPO through June 30, 2025 was $17,577.

In addition, the Company accrues, but does not pay in cash, a capital gains incentive fee in connection with any unrealized capital appreciation on investments, as applicable. If, on a cumulative basis, the sum of (i) net realized gains/(losses) on investments, net of income tax (provision) benefit from realized gains on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of (i) net realized gains/(losses) on investments, net of income tax (provision) benefit from realized gains on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt. The capital gains incentive fee accrued (reversed) during the three and six months ended June 30, 2025 was $1,331 and $1,618, respectively, and $1,430 and $1,929 for the three and six months ended June 30, 2024, respectively. As of June 30, 2025 and December 31, 2024, the accrued capital gains incentive fee payable was $16,321 and $14,703, respectively.

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

Administration Agreement: The Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 11, 2025, the Board approved the renewal of the Administration Agreement for the period from June 20, 2025 through June 20, 2026. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides clerical, bookkeeping, and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies on the Company's behalf to those portfolio companies that have accepted the Company's offer to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies, including “dead deal” expenses. Under the Administration Agreement, administrative service expenses for the three and six months ended June 30, 2025 was $754 and $1,356, respectively, and $669 and $1,206 for the three and six months ended June 30, 2024, respectively. As of June 30, 2025 and December 31, 2024, the accrued administrative service expense payable was $718 and $934, respectively.

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

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of June 30, 2025 and December 31, 2024, the Company was in compliance in all material respects with the terms of the Credit Agreement.

SBA debentures: The SBIC Funds use debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs; such debentures have 10-year terms with the entire principal balance due at maturity and are guaranteed by the SBA. Interest on SBA debentures is payable semi-annually on March 1 and September 1. As of June 30, 2025 and December 31, 2024, approved and unused SBA debenture commitments were $135,500 and $175,000, respectively. The SBA may limit the amount that may be drawn each year under any SBA debenture commitments, and each issuance of leverage is conditioned on such SBIC Fund’s full compliance, as determined by the SBA, with the terms and conditions under SBA regulations.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

As of June 30, 2025 and December 31, 2024, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling	Maturity	Fixed	June 30,	December 31,
Date (1)	Date	Interest Rate	2025	2024
9/25/2019	9/1/2029	2.377%	$7,500	$7,500
3/25/2020	3/1/2030	2.172	6,000	6,000
9/22/2021	9/1/2031	1.398	11,500	11,500
3/23/2022	3/1/2032	3.209	43,000	43,500
9/21/2022	9/1/2032	4.533	17,500	17,500
3/22/2023	3/1/2033	5.439	4,000	4,000
3/22/2023	3/1/2033	5.341	3,000	3,000
3/22/2023	3/1/2033	5.341	3,000	3,000
3/22/2023	3/1/2033	5.439	5,000	5,000
3/22/2023	3/1/2033	5.439	5,000	5,000
3/22/2023	3/1/2033	5.341	7,000	7,000
3/22/2023	3/1/2033	5.341	4,000	4,000
9/20/2023	9/1/2033	5.861	8,000	8,000
9/20/2023	9/1/2033	5.861	5,000	12,000
9/20/2023	9/1/2033	5.861	—	5,000
9/20/2023	9/1/2033	5.861	8,000	8,000
9/20/2023	9/1/2033	5.735	3,000	3,000
3/20/2024	3/1/2034	5.082	3,000	3,000
3/20/2024	3/1/2034	5.082	12,000	12,000
3/20/2024	3/1/2034	5.082	2,000	2,000
3/20/2024	3/1/2034	5.082	2,000	2,000
3/20/2024	3/1/2034	5.082	3,000	3,000
3/26/2025	3/1/2035	5.310	19,500	—
(2)	(2)	(2)	10,000	—
(2)	(2)	(2)	10,000	—
Total outstanding SBA debentures			$202,000	$175,000

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)

The Company issued SBA debentures which will pool in September 2025. Until the pooling date, the debentures bear interest at fixed interim interest rates ranging from 5.16% to 5.21%. The Company expects the current interim interest rates will reset to a higher long-term fixed rate on the pooling date.

Notes: On December 23, 2020, the Company closed the offering of $125,000 in aggregate principal amount of its 4.75% notes due 2026 (the “January 2026 Notes”). The total net proceeds to the Company from the January 2026 Notes, based on a public offering price of 100.00% of par, after deducting underwriting discounts of $2,500 and offering expenses of $366, were $122,134. The January 2026 Notes will mature on January 31, 2026 and bear interest at a rate of 4.75%. The January 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed before October 31, 2025 (the date falling three months prior to maturity) and at par thereafter. Interest on the January 2026 Notes is payable on January 31 and July 31 of each year. The Company does not intend to list the January 2026 Notes on any securities exchange or automated dealer quotation system. On May 21, 2025, the Company redeemed $25,000 of the $125,000 aggregate principal amount on the January 2026 Notes, resulting in a realized loss on extinguishment of debt of $75.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

On March 19, 2025, the Company closed the offering of $100,000 in aggregate principal amount of its 6.75% notes due 2030 (the “March 2030 Notes” and together with the January 2026 Notes and the November 2026 Notes, the “Notes”). The total net proceeds to the Company from the March 2030 Notes, based on a public offering price of 99.29954% of par, after deducting underwriting discounts of $2,000 and offering expenses of $302, were $96,998. The March 2030 Notes will mature on March 19, 2030 and bear interest at a rate of 6.75%. The March 2030 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed before September 19, 2029 (the date falling six months prior to maturity) and at par thereafter. Interest on the March 2030 Notes is payable on March 19 and September 19 of each year, beginning September 19, 2025. The Company does not intend to list the March 2030 Notes on any securities exchange or automated dealer quotation system.

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

Secured Borrowing

As of June 30, 2025 and December 31, 2024, the carrying value of secured borrowings totaled $13,255 and $13,674, respectively, and the fair value of the associated loans included in investments was $13,245 and $13,505, respectively. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets that did not meet the definition of a “participating interest” as defined in ASC 860 (see Note 2. Significant Accounting Policies - Partial loan and equity sales for more information). As a result, sale treatment was not permitted and these partial loan sales were treated as secured borrowings. The weighted average interest rate on our secured borrowings was approximately 8.5% and 8.6% as of June 30, 2025, and December 31, 2024, respectively.

Senior Securities

As of June 30, 2025 and December 31, 2024, the aggregate amount outstanding of the senior securities (including secured borrowings) issued by the Company was $338,255 and $308,674, respectively, for which our asset coverage was 304.7% and 312.4%, respectively. The SBA debentures are excluded from the definition “senior securities” in the asset coverage requirement applicable to the Company under the 1940 Act pursuant to exemptive relief granted to us by the SEC on June 30, 2014. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

Interest and Financing Expenses

Interest and fees related to the Company’s debt for the three and six months ended June 30, 2025 and 2024 which are included in interest and financing expenses on the consolidated statements of operations, were as follows:

	Three Months Ended June 30, 2025
	SBA	Credit	Secured
	debentures	Facility	Borrowings	Notes	Total
Stated interest expense	$2,050	$533	$312	$4,150	$7,045
Amortization of deferred financing costs	201	99	-	424	724
Total interest and financing expenses	$2,251	$632	$312	$4,574	$7,769

	Three Months Ended June 30, 2024
	SBA	Credit	Secured
	debentures	Facility	Borrowings	Notes	Total
Stated interest expense	$1,884	$702	$399	$2,578	$5,563
Amortization of deferred financing costs	147	74	-	278	499
Total interest and financing expenses	$2,031	$776	$399	$2,856	$6,062

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Six Months Ended June 30, 2025
	SBA debentures	Credit Facility	Secured Borrowings	Notes	Total
Stated interest expense	$3,991	$1,655	$629	$6,953	$13,228
Amortization of deferred financing costs	396	197	-	721	1,314
Total interest and financing expenses	$4,387	$1,852	$629	$7,674	$14,542
Weighted average stated interest rate, period end	4.408%	N/A	8.491%	4.885%	4.795%
Effective interest rate (1)	4.825%	N/A	8.491%	5.386%	5.264%
Unused commitment fee rate, period end	N/A	1.261%	N/A	N/A	1.261%

	Six Months Ended June 30, 2024
	SBA debentures	Credit Facility	Secured Borrowings	Notes	Total
Stated interest expense	$4,002	$1,070	$812	$5,156	$11,040
Amortization of deferred financing costs	330	148	-	556	1,034
Total interest and financing expenses	$4,332	$1,218	$812	$5,712	$12,074
Weighted average stated interest rate, period end	4.316%	8.132%	9.375%	4.125%	4.641%
Effective interest rate (1)	4.658%	8.433%	9.375%	4.576%	5.040%
Unused commitment fee rate, period end	N/A	0.581%	N/A	N/A	0.581%

(1) The effective interest rate is equal to the weighted average stated interest rate plus the amortization of deferred financing costs.

Realized Losses on Extinguishment of Debt

During the three and six months ended June 30, 2025, the Company prepaid zero and $12,500 of SBA debentures, which were scheduled to mature on dates ranging from 2032 to 2033. During the three and six months ended June 30, 2025, the Company redeemed $25,000 and $25,000 of the January 2026 Notes, respectively. During the three and six months ended June 30, 2024, the Company prepaid zero and $35,000 of SBA debentures, which were scheduled to mature on dates ranging from 2026 to 2027. As a result of the prepayments and the partial redemptions, the Company recognized realized losses on extinguishment of debt of $326 and $521 equal to the write-off of the related unamortized deferred financing costs, during the six months ended June 30, 2025 and 2024, respectively.

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations, using the effective interest method, over the term of the respective financing instrument. Deferred financing costs related to the SBA debentures, the Credit Facility, and the Notes as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025				December 31, 2024
	SBA	Credit			SBA	Credit
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
SBA debenture commitment fees	$3,500	$—	$—	$3,500	$3,500	$—	$—	$3,500
SBA debenture leverage fees	5,223	—	—	5,223	4,261	—	—	4,261
Credit Facility upfront fees	—	4,717	—	4,717	—	4,717	—	4,717
Notes underwriting discounts	—	—	7,005	7,005	—	—	5,005	5,005
Notes debt issue costs	—	—	1,739	1,739	—	—	685	685
Total deferred financing costs	8,723	4,717	8,744	22,184	7,761	4,717	5,690	18,168
Less: accumulated amortization	(2,307)	(3,868)	(4,848)	(11,023)	(1,660)	(3,671)	(4,052)	(9,383)
Unamortized deferred financing costs	$6,416	$849	$3,896	$11,161	$6,101	$1,046	$1,638	$8,785

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures, the Credit Facility and the Notes liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of June 30, 2025 and December 31, 2024:

	June 30, 2025(1)				December 31, 2024(1)
	SBA	Credit			SBA	Credit
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
Outstanding debt	$202,000	$—	$325,000	$527,000	$175,000	$45,000	$250,000	$470,000
Less: unamortized deferred financing costs	(6,416)	(849)	(3,896)	(11,161)	(6,101)	(1,046)	(1,638)	(8,785)
Debt, net of deferred financing costs	$195,584	$(849)	$321,104	$515,839	$168,899	$43,954	$248,362	$461,215
(1)
Total excludes $13,255 and $13,674 of Secured Borrowings as of June 30, 2025 and December 31, 2024, respectively.

As of June 30, 2025, the Company’s debt liabilities are scheduled to mature as follows:(1)

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	SBA	Credit	Secured
Year	debentures	Facility (2)	Borrowings	Notes	Total
2026	$—	$—	$12,920	$225,000	$237,920
2027	—	—	—	—	—
2028	—	—	335	—	335
2029	7,500	—	—	—	7,500
2030	6,000	—	—	100,000	106,000
Thereafter	188,500	—	—	—	188,500
Total	$202,000	$—	$13,255	$325,000	$540,255

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

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to portfolio companies to fund various undrawn revolving loans, other debt investments and capital commitments totaling $27,368 and $12,363 as of June 30, 2025 and December 31, 2024, respectively. Such outstanding commitments are summarized in the following table:

	June 30, 2025		December 31, 2024
	Total	Unfunded	Total	Unfunded
Portfolio Company - Investment	Commitment	Commitment	Commitment	Commitment
Acendre Midco, Inc. - Revolving Loan	$1,000	$—	$1,000	$—
Ad Info Parent, Inc. (dba MediaRadar) - Revolving Loan	1,442	1,442	1,442	865
Axis Medical Technologies LLC (dba MoveMedical) - Revolving Loan	800	800	800	800
Choice Technology Solutions, LLC (dba Choice Merchant Solutions, LLC) - Revolving Loan	—	—	1,000	1,000
Detechtion Holdings, LLC - First Lien Debt	1,250	1,250	—	—
Detechtion Holdings, LLC - Revolving Loan	1,000	1,000	1,000	1,000
Elements Brands, LLC - Revolving Loan	—	—	1,500	—
Fraser Steel LLC - Revolving Loan	2,000	2,000	—	—
Fishbowl Solutions, LLC - Revolving Loan	3,000	1,500	3,000	2,223
Laboratory Testing, LLC - Revolving Loan	4,000	3,427	—	—
GMP HVAC, LLC (dba McGee Heating & Air, LLC) - Revolving Loan	—	—	1,500	1,500
Mayesh Wholesale Florist, LLC - First Lien Debt	2,000	2,000	—	—
NWS Technologies, LLC - First Lien Debt	1,900	1,259	—	—
PayEntry Financial Services, Inc. (dba Payentry) - Second Lien (DDTL B)	1,563	1,563	—	—
PayEntry Financial Services, Inc. (dba Payentry) - Second Lien (DDTL B)	1,563	1,563	—	—
Pronto Plumbing & Drain, Inc. - Revolving Loan	500	500	—	—
Tedia Company, LLC - Revolving Loan	2,250	2,250	2,250	2,250
Thrust Flight LLC - First Lien Debt	3,500	3,339	2,625	2,625
True Environmental Inc. - First Lien Debt	3,375	3,375	—	—
W50 Holdings, LLC - Preferred Equity	1,000	100	1,000	100
Total	$32,143	$27,368	$17,117	$12,363

Additional detail for each of the commitments above is provided in the Company’s consolidated schedules of investments. As of June 30, 2025 and December 31, 2024, the Company had sufficient liquidity coverage to satisfy these unfunded commitments. Cash and cash equivalents were $91,207 and $57,159 and available borrowings under the Credit Facility were $140,000 and $95,000 as of June 30, 2025 and December 31, 2024, respectively.

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

Equity ATM Program

On November 10, 2022, the Company established the at-the-market program (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through Raymond James & Associates, Inc. and B. Riley Securities, Inc., each as sales agents, shares of the Company’s common stock having an aggregate offering price of up to $50,000. On August 11, 2023, the Company increased the maximum amount of shares to be sold through the ATM Program to $150,000 from $50,000. On February 29, 2024, the Company increased the maximum amount of shares to be sold through the ATM Program to $300,000 from $150,000. The gross proceeds raised, the related sales agent commissions and the offering expenses, the net proceeds raised, and the average price at which shares were issued under the ATM Program for the six months ended June 30, 2025 and 2024 are as follows:

		Average		Underwriting
	Number of	Offering	Gross	Fees and	Net
	Shares	Price	Proceeds	Commissions	Proceeds (1)
Six Months Ended June 30, 2024
January 1, 2024 through March 31, 2024	987,170	$19.66	$19,408	$228	$19,180
April 1, 2024 through June 30, 2024	1,691,336	19.80	33,489	458	33,031
Total	2,678,506	$19.75	$52,897	$686	$52,211
Six Months Ended June 30, 2025
January 1, 2025 through March 31, 2025	1,019,812	$20.58	$20,987	$315	$20,672
April 1, 2025 through June 30, 2025	376,625	20.34	7,660	115	7,545
Total	1,396,437	$20.51	$28,647	$430	$28,217

(1) Net proceeds exclude amortization of deferred equity financing costs.

Through June 30, 2025, the Company has sold 10,760,681 shares of common stock under the ATM Program at a weighted-average price of $19.85, raising $213,619 of gross proceeds. Net proceeds were $210,713 after commissions to the sales agents on shares sold. As of June 30, 2025, the Company has $86,381 available under the ATM Program.

Stock Repurchase Program

As described in Note 2, the Company has a Stock Repurchase Program under which the Company may acquire up to $5,000 of its outstanding common stock. The Company did not make any repurchases of common stock during the three and six months ended June 30, 2025 and 2024.

DRIP Program

The Company issued 32,566 and 68,811 shares of common stock under the DRIP during the three and six months ended June 30, 2025, respectively. The Company issued 43,755 and 43,755 shares of common stock under the DRIP during the three and six months ended June 30, 2024, respectively. Refer to Note 9 for additional information regarding the issuance of shares under the DRIP.

The Company had 35,379,900 and 33,914,652 shares of common stock outstanding as of June 30, 2025 and December 31, 2024, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the last two fiscal years and for the six months ended June 30, 2025.

						DRIP				DRIP
Date	Record	Payment	Amount	Total	Cash	Shares		DRIP		Share
Declared	Date	Date	Per Share	Distribution	Distribution	Value		Shares		Issue Price
Year Ended December 31, 2023:
2/15/2023	3/22/2023	3/29/2023	$0.41	$10,245	$10,245	$—	(3)	—	(3)	—
2/15/2023 (2)	3/22/2023	3/29/2023	0.15	3,748	3,748	—	(3)	—	(3)	—
2/15/2023 (1)	3/22/2023	3/29/2023	0.10	2,499	2,499	—	(3)	—	(3)	—
5/02/2023	6/21/2023	6/28/2023	0.41	10,340	9,987	353		18,061		19.56
5/02/2023 (2)	6/21/2023	6/28/2023	0.19	4,792	4,628	164		8,370		19.56
5/02/2023 (1)	6/21/2023	6/28/2023	0.10	2,522	2,436	86		4,405		19.56
8/01/2023	9/20/2023	9/27/2023	0.41	11,666	11,666	—	(3)	—	(3)	—
8/01/2023 (2)	9/20/2023	9/27/2023	0.21	5,975	5,975	—	(3)	—	(3)	—
8/01/2023 (1)	9/20/2023	9/27/2023	0.10	2,845	2,845	—	(3)	—	(3)	—
10/30/2023	12/20/2023	12/27/2023	0.43	13,061	13,061	—	(3)	—	(3)	—
10/30/2023 (2)	12/20/2023	12/27/2023	0.27	8,200	8,200	—	(3)	—	(3)	—
10/30/2023 (1)	12/20/2023	12/27/2023	0.10	3,037	3,037	—	(3)	—	(3)	—
			$2.88	$78,930	$78,327	$603		30,836
Year Ended December 31, 2024:
2/13/2024	3/20/2024	3/27/2024	$0.43	$13,513	$13,513	$—	(3)	—	(3)	—
2/13/2024 (2)	3/20/2024	3/27/2024	0.22	6,914	6,914	—	(3)	—	(3)	—
4/29/2024	6/19/2024	6/26/2024	0.43	14,240	13,623	617		31,889		19.36
4/29/2024 (2)	6/19/2024	6/26/2024	0.16	5,299	5,069	230		11,866		19.36
7/29/2024	9/19/2024	9/26/2024	0.43	14,567	14,002	565		28,981		19.50
7/29/2024 (2)	9/19/2024	9/26/2024	0.14	4,743	4,560	183		9,436		19.50
10/28/2024	12/17/2024	12/27/2024	0.43	14,583	14,583	—	(3)	—	(3)	—
10/28/2024 (2)	12/17/2024	12/27/2024	0.18	6,105	6,105	—	(3)	—	(3)	—
			$2.42	$79,964	$78,369	$1,595		82,172
Six Months Ended June 30, 2025:
2/18/2025	3/20/2025	3/27/2025	$0.43	$14,935	$14,377	558		28,862		19.33
2/18/2025 (2)	3/20/2025	3/27/2025	0.11	3,820	3,677	143		7,383		19.33
5/5/2025	6/13/2025	6/25/2025	0.43	15,200	14,698	502		25,932		19.39
5/5/2025 (2)	6/13/2025	6/25/2025	0.11	3,888	3,760	128		6,634		19.39
			$1.08	$37,843	$36,512	$1,331		68,811

(1)	Special dividend
(2)	Supplemental dividend
(3)

Except for the shares issued pursuant to the DRIP as reflected in the table above, during the six months ended June 30, 2025 and the years ended December 31, 2024 and 2023, the Company directed the DRIP plan administrator to repurchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock in lieu of issuing new shares. Accordingly, the Company purchased and reissued shares to satisfy the DRIP obligation as follows:

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Number of
	Shares	Average
	Purchased	Price Paid	Total
Year Ended December 31, 2023:	and Reissued	Per Share	Amount Paid
January 1, 2023 through March 31, 2023	25,512	$19.22	$490
April 1, 2023 through June 30, 2023	—	—	—
July 1, 2023 through September 30, 2023	39,962	19.21	768
October 1, 2023 through December 31, 2023	45,047	19.83	893
Total	110,521	$19.46	$2,151

Number of
	Shares	Average
	Purchased	Price Paid	Total
Year Ended December 31, 2024:	and Reissued	Per Share	Amount Paid
January 1, 2024 through March 31, 2024	43,050	$19.78	$852
April 1, 2024 through June 30, 2024	—	—	—
July 1, 2024 through September 30, 2024	—	—	—
October 1, 2024 through December 31, 2024	29,537	20.99	620
Total	72,587	$20.28	$1,472

Number of
	Shares	Average
	Purchased	Price Paid	Total
Six Months Ended June 30, 2025:	and Reissued	Per Share	Amount Paid
January 1, 2025 through March 31, 2025	—	$—	$—
April 1, 2025 through June 30, 2025	—	—	—
Total	—	$—	$—

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 10. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Per share data:
Net asset value at beginning of period	$19.33	$19.37
Net investment income (1)	1.06	1.10
Net realized gain (loss) on investments, net of tax (provision) (1)	0.12	0.35
Net unrealized appreciation (depreciation) on investments (1)	0.13	(0.03)
Realized losses on extinguishment of debt (1)	(0.01)	(0.02)
Total increase from investment operations (1)	1.30	1.40
Accretive (dilutive) effect of share issuances and repurchases	0.04	-
Dividends declared to stockholders	(1.08)	(1.24)
Other (11)	(0.02)	(0.03)
Net asset value at end of period	$19.57	$19.50
Market value at end of period	$20.20	$19.48
Shares outstanding at end of period	35,379,900	33,161,240
Weighted average shares outstanding during the period	34,620,172	31,511,236
Net assets at end of period	$692,297	$646,766
Average net assets (6)	$675,298	$614,860
Ratios to average net assets:
Total expenses (2)(4)(10)	12.0%	11.9%
Net investment income (5)	10.9%	11.2%
Total return based on market value (3)	0.1%	5.5%
Total return based on net asset value (8)	6.7%	7.2%
Portfolio turnover ratio (9)	29.2%	20.2%
Supplemental Data:
Weighted average debt outstanding (7)	$529,510	$455,059
Weighted average debt per share (1)	$15.29	$14.44

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
(7)
Weighted average debt outstanding is calculated based upon the number of days that the total outstanding debt balances, including secured borrowings, are outstanding during the six months ended June 30, 2025 and 2024.
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
(9)
Annualized.
(10)
The following are schedules of supplemental expense ratios to average net assets:

	Six Months Ended June 30,
Ratio to average net assets:	2025	2024
Expenses other than incentive fee (4)	8.7%	8.3%
Incentive fee, net of incentive fee waiver (4)(9)	3.3%	3.6%
Total expenses (4)	12.0%	11.9%

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Six Months Ended June 30,
Ratio to average net assets:	2025	2024
Total expenses, before base management fee waiver (4)	12.1%	11.9%
Base management fee waiver (4)(9)	(0.1%)	0.0%
Total expenses (4)	12.0%	11.9%

(11)
Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date, or other rounding.

Note 11. Subsequent Events

On July 2, 2025, the Company invested $8,500 in first lien debt and $4,250 in preferred equity in Sogno Toscano, LLC, a single brand distributor of authentic high-quality Italian foods, primarily serving the food service industry.

On July 2, 2025, the Company received a distribution on its common equity investment in PowerGrid Services Acquisition, LLC, resulting in a realized gain of $944.

On July 30, 2025, the Company exited its first lien debt investment in Choice Technology Solutions, LLC (dba Choice Merchant Solutions, LLC). The Company received payment in full of $10,608 on its first lien debt, which includes a prepayment fee. The Company also received a distribution on its preferred equity investment and recognized a loss of $467.

On August 4, 2025, the Board declared a regular quarterly dividend of $0.43 per share and a supplemental dividend of $0.14 per share payable on September 25, 2025, to stockholders of record as of September 18, 2025.

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

These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•
an economic downturn and significant disruptions to our portfolio companies, including supply chain disruptions, labor shortages, and uncertainty associated with the imposition of tariffs, could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
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

Portfolio Composition, Investment Activity and Yield

During the six months ended June 30, 2025 and 2024, we invested $210.0 million and $208.3 million, respectively, in debt and equity investments including eleven and eight new portfolio companies, respectively. During the six months ended June 30, 2025 and 2024, we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $166.6 million and $103.3 million, respectively, including an exit of five portfolio companies and two portfolio companies, respectively. The following table summarizes purchases of investments and sales and repayments of investments by type for the six months ended June 30, 2025 and 2024 (dollars in millions).

	Purchases of Investments				Sales and Repayments of Investments
	Six months ended June 30,
	2025		2024		2025		2024
First Lien Debt(1)	$186.4	88.7%	$154.3	74.1%	$103.5	62.1%	$59.1	57.2%
Second Lien Debt	13.6	6.5	28.8	13.8	—	—	25.7	24.9
Subordinated Debt	—	—	12.5	6.0	37.0	22.2	2.7	2.6
Equity	9.9	4.7	12.7	6.1	16.6	10.0	15.8	15.3
Warrants	0.1	0.1	—	—	9.5	5.7	—	—
Total	$210.0	100.0%	$208.3	100.0%	$166.6	100.0%	$103.3	100.0%

(1) For the six months ended June 30, 2025 and 2024, first lien debt includes unitranche securities, which account for 58.4% and 29.9% of purchases, respectively. For the six months ended June 30, 2025 and 2024, first lien debt includes unitranche securities, which account for 22.6% and 5.0% of repayments, respectively.

As of June 30, 2025, the fair value of our investment portfolio totaled $1.1 billion and consisted of 92 active portfolio companies and five portfolio companies that have sold their underlying operations. As of June 30, 2025, 50 portfolio companies’ debt investments bore interest at a variable rate, which represented $718.6 million, or 71.1%, of our debt investment portfolio on a fair value basis, and the remainder of our debt investment portfolio was comprised of fixed-rate investments. Overall, the portfolio had net unrealized appreciation of $19.9 million as of June 30, 2025. As of June 30, 2025, our average active portfolio company investment at amortized cost was $12.3 million, which excludes investments in five portfolio companies that have sold their underlying operations.

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

The weighted average yield on debt investments as of June 30, 2025 and December 31, 2024 was 13.1% and 13.3%, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost including the accretion of OID and debt investment origination fees, but excluding investments on non-accrual status.

The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments (dollars in millions):

	Fair Value				Cost
	June 30,		December 31,		June 30,		December 31,
	2025		2024		2025		2024
First Lien Debt(1)	$820.7	71.5%	$718.2	65.8%	$821.4	72.6%	$729.1	67.8%
Second Lien Debt	82.5	7.2	83.5	7.7	111.7	9.9	116.2	10.8
Subordinated Debt	107.3	9.3	142.8	13.1	106.8	9.5	142.1	13.2
Equity	138.4	12.0	138.4	12.7	88.7	7.9	84.8	7.9
Warrants	0.4	—	7.6	0.7	0.8	0.1	3.0	0.3
Total	$1,149.3	100.0%	$1,090.5	100.0%	$1,129.4	100.0%	$1,075.2	100.0%

(1) Includes unitranche investments, which account for 46.9% and 47.9% of our portfolio on a fair value and cost basis as of June 30, 2025, respectively. Includes unitranche investments, which account for 39.9% and 40.4% of our portfolio on a fair value and cost basis as of December 31, 2024, respectively.

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	June 30,		December 31,		June 30,		December 31,
	2025		2024		2025		2024
United States
Midwest	$127.9	11.1%	$120.5	11.1%	$81.6	7.2%	$73.6	6.8%
Southeast	331.3	28.8	339.7	31.2	332.5	29.4	337.8	31.4
Northeast	243.5	21.2	211.8	19.4	241.3	21.4	202.2	18.8
West	194.7	16.9	194.6	17.8	215.7	19.1	232.3	21.6
Southwest	223.6	19.5	211.4	19.4	230.0	20.4	216.8	20.2
Canada	28.3	2.5	12.5	1.1	28.3	2.5	12.5	1.2
Total	$1,149.3	100.0%	$1,090.5	100.0%	$1,129.4	100.0%	$1,075.2	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	June 30,	December 31,	June 30,	December 31,
Name	2025	2024	2025	2024
Information Technology Services	35.7%	34.0%	38.2%	37.8%
Business Services	13.7	12.6	13.7	12.4
Healthcare Products	7.7	8.1	4.2	4.6
Component Manufacturing	6.3	7.7	6.7	7.4
Utilities: Services	4.9	4.9	4.6	4.7
Retail	4.5	4.7	4.3	4.5
Building Products Manufacturing	3.8	3.9	4.3	4.5
Specialty Distribution	3.8	2.8	3.8	2.8
Consumer Services	3.6	3.3	3.6	3.3
Healthcare Services	3.3	4.7	3.5	4.0
Environmental Industries	2.7	2.6	2.6	2.8
Promotional Products	2.3	2.4	2.2	2.3
Transportation Services	1.9	2.0	1.9	2.0
Aerospace & Defense Manufacturing	1.8	1.8	2.0	2.2
Consumer Products	1.3	1.7	1.4	1.8
Industrial Cleaning & Coatings	1.2	1.2	1.5	1.3
Oil & Gas Services	0.9	0.9	0.9	0.9
Industrial Product Services	0.6	0.7	0.6	0.7
Total	100.0%	100.0%	100.0%	100.0%

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

We also have observed, and continue to observe, commodity inflation, elements of financial market instability (including elevated interest rates), supply chain disruptions, changes to U.S. tariff and trade policies and uncertainty relating to such changes, labor and resource shortages, an uncertain economic outlook for the United States (which may include a recession), and elements of geopolitical instability (including the ongoing war in Ukraine and U.S. and China relations and ongoing conflicts in the Middle East). In the event that the U.S. economy enters into a protracted recession, it is possible that the results of certain U.S. middle market companies could experience deterioration. We are closely monitoring the effect of such market volatility may have on our portfolio companies and our investment activities. We also are maintaining close communications with our portfolio companies and have also increased oversight of credits in vulnerable industries to mitigate any decline in loan performance and reduce credit risk.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of June 30, 2025 and December 31, 2024 (dollars in millions):

	Fair Value				Cost
	June 30,		December 31,		June 30,		December 31,
Investment Rating	2025		2024		2025		2024
1	$113.3	9.9%	$100.0	9.2%	$51.5	4.6%	$27.2	2.5%
2	946.0	82.3	895.9	82.1	933.5	82.6	886.7	82.6
3	84.9	7.4	83.7	7.7	96.6	8.5	99.4	9.2
4	5.0	0.4	10.5	1.0	33.5	3.0	34.6	3.2
5	0.1	—	0.4	—	14.3	1.3	27.3	2.5
Total	$1,149.3	100.0%	$1,090.5	100.0%	$1,129.4	100.0%	$1,075.2	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of June 30, 2025 and December 31, 2024 was 2.0 and 2.0, respectively, on a fair value basis and 2.1 and 2.2, respectively, on a cost basis.

Non-Accrual

As of June 30, 2025 and December 31, 2024, we had debt investments in three and four portfolio companies on non-accrual status (dollars in millions), respectively.

	June 30, 2025				December 31, 2024
	Fair				Fair
Portfolio Company	Value		Cost		Value	Cost
Quantum IR Technologies, LLC	$—	(1)	$—	(1)	$—	$12.0
US GreenFiber, LLC	—		5.2		—	5.2
Suited Connector LLC	2.3		15.9		5.5	15.9
Virtex Enterprises, LP	2.9		11.2		4.8	11.3
Total	$5.2		$32.3		$10.3	$44.4

(1) The Company exited its debt investment in such portfolio company and did not hold such investment as of June 30, 2025.

Discussion and Analysis of Results of Operations

Comparison of three and six months ended June 30, 2025 and 2024

Investment Income

Below is a summary of the changes in total investment income for the three months ended June 30, 2025 as compared to the same period in 2024 (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change (1)(2)
Interest income	$32.2	$31.5	$0.7	2.2%
Payment-in-kind interest income	2.5	1.8	0.7	32.8%
Dividend income	0.6	0.4	0.2	76.8%
Fee income	3.9	1.5	2.4	155.2%
Interest on idle funds and other income	0.8	0.5	0.3	83.1%
Total investment income	$40.0	$35.7	$4.3	12.1%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended June 30, 2025, total investment income was $40.0 million, an increase of $4.3 million or 12.1%, from $35.7 million of total investment income for the three months ended June 30, 2024. As reflected in the table above, the increase is primarily attributable to the following:

•
$1.4 million increase in total interest income (which includes payment-in-kind ("PIK") interest income) resulting from an increase in average debt investment balances, partially offset by a decrease in weighted average yield on debt investment balances outstanding during 2025 as compared to the same period in 2024.
•
$0.2 million increase in dividend income due to an increase in distributions received from equity investments, during 2025 as compared to the same period in 2024.
•
$2.4 million increase in fee income resulting from an increase in prepayment and origination fees during 2025 as compared to the same period in 2024.
•
$0.3 million increase in interest on idle funds and other income due to an increase in average cash balances outstanding during 2025 as compared to the same period in 2024.

Below is a summary of the changes in total investment income for the six months ended June 30, 2025 as compared to the same period in 2024 (dollars in millions):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change (1)(2)
Interest income	$62.5	$59.6	$2.9	4.8%
Payment-in-kind interest income	4.7	3.9	0.8	20.7%
Dividend income	1.9	0.8	1.1	146.9%
Fee income	6.0	3.9	2.1	54.9%
Interest on idle funds and other income	1.4	2.1	(0.7)	(36.3%)
Total investment income	$76.5	$70.3	$6.2	8.7%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the six months ended June 30, 2025, total investment income was $76.5 million, an increase of $6.2 million or 8.7%, from the $70.3 million of total investment income for the six months ended June 30, 2024. As reflected in the table above, the increase is primarily attributable to the following:

•
$3.7 million increase in total interest income (which includes a $0.8 million increase in PIK interest income) resulting from an increase in average debt investment balances, partially offset by a decrease in weighted average yield on debt investment balances outstanding during 2025 as compared to the same period in 2024.
•
$1.1 million increase in dividend income due to an increase in distributions received from equity investments, during 2025 as compared to the same period in 2024.
•
$2.1 million increase in fee income resulting from an increase in prepayment and origination fees, partially offset by a decrease in amendment fees during 2025 as compared to the same period in 2024.
•
$0.7 million decrease in interest on idle funds and other income due to a decrease in average cash balances outstanding during 2025 as compared to the same period in 2024.

Expenses

Below is a summary of the changes in total expenses, including income tax provision, for the three months ended June 30, 2025 as compared to the same period in 2024 (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change (1)(2)
Interest and financing expenses	$7.8	$6.1	$1.7	28.2%
Base management fee	5.1	4.7	0.4	8.5%
Incentive fee - income	4.8	4.5	0.3	6.8%
Incentive fee (reversal) - capital gains	1.3	1.4	(0.1)	(6.9%)
Administrative service expenses	0.8	0.7	0.1	12.7%
Professional fees	1.3	1.0	0.3	34.5%
Other general and administrative expenses	0.2	0.2	—	NM
Total expenses, before base management fee waiver	21.3	18.6	2.7	14.4%
Base management fee waiver	—	—	—	NM
Total expenses, before income tax provision	21.3	18.6	2.7	14.5%
Income tax provision (benefit)	—	0.1	(0.1)	(49.3%)
Total expenses, including income tax provision	$21.3	$18.7	$2.6	14.0%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended June 30, 2025, total expenses, including the base management fee waiver and income tax provision, were $21.3 million, an increase of $2.6 million or 14.0%, from the $18.7 million of total expenses, including income tax provision, for the three months ended June 30, 2024. As reflected in the table above, changes across the periods were primarily attributable to the following:

•
$1.7 million increase in interest and financing expenses due to an increase in the weighted average interest rate of our debt outstanding and an increase in weighted average borrowings outstanding during 2025 as compared to the same period in 2024.
•
$0.4 million net increase in the base management fee, including the base management fee waiver, due to higher average total assets during 2025 as compared to the same period in 2024.
•
$0.3 million increase in the income incentive fee due to an increase in pre-incentive fee net investment income during 2025 as compared to the same period in 2024.
•
$0.3 million increase in professional fees due to increased proxy solicitation fees during 2025 as compared to the same period in 2024.
•
$0.1 million decrease in the accrued capital gains incentive fee due to a net $0.5 million decrease in net gain on investments and realized losses on extinguishment of debt during 2025 as compared to the same period in 2024.

Below is a summary of the changes in total expenses, including income tax provision, for the six months ended June 30, 2025 as compared to the same period in 2024 (dollars in millions):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change (1)(2)
Interest and financing expenses	$14.6	$12.1	$2.5	20.4%
Base management fee	10.0	9.1	0.9	9.7%
Incentive fee - income	9.5	9.0	0.5	4.8%
Incentive fee - capital gains	1.6	1.9	(0.3)	(16.1%)
Administrative service expenses	1.4	1.2	0.2	12.4%
Professional fees	2.2	2.0	0.2	18.1%
Other general and administrative expenses	0.4	0.5	(0.1)	(14.3%)
Total expenses, before base management fee waiver	39.7	35.8	3.9	10.9%
Base management fee waiver	(0.2)	(0.2)	—	NM
Total expenses, before income tax provision	39.5	35.6	3.9	11.0%
Income tax provision (benefit)	0.1	0.1	—	NM
Total expenses, including income tax provision	$39.6	$35.7	$3.9	10.9%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the six months ended June 30, 2025, total expenses, including the base management fee waiver and income tax provision, were $39.6 million, an increase of $3.9 million or 10.9%, from the $35.7 million of total expenses, including income tax provision, for the six months ended June 30, 2024. As reflected in the table above, changes across periods were primarily attributable to the following:

•
$2.5 million increase in interest and financing expenses due to an increase in the weighted average interest rate of our debt outstanding and an increase in weighted average borrowings outstanding during 2025 as compared to 2024.
•
$0.9 million net increase in base management fee, including the base management fee waiver, due to higher average total assets during 2025 as compared to 2024.
•
$0.5 million net increase in the income incentive fee due to an increase in pre-incentive fee net investment income during 2025 as compared to the same period in 2024.
•
$0.2 million increase in professional fees due to increased proxy solicitation fees during 2025 as compared to 2024.
•
$(0.3) million decrease in the accrued capital gains incentive fee due to a net $(1.5) million decrease in net gain on investments and realized losses on extinguishment of debt during 2025 as compared to the same period in 2024.

Net Investment Income

Net investment income increased by $1.7 million, or 9.9%, to $18.7 million during the three months ended June 30, 2025 as compared to the same period in 2024, as a result of the $4.3 million increase in total investment income, partially offset by the $2.6 million increase in total expenses, including base management fee waiver and income tax provision.

Net investment income increased by $2.3 million, or 6.6%, to $36.9 million during the six months ended June 30, 2025 as compared to the same period in 2024, as a result of the $6.2 million increase in total investment income, partially offset by the $3.9 million increase in total expenses, including base management fee waiver and income tax provision.

Net Gain (Loss) on Investments

For the three and six months ended June 30, 2025, the total net realized gain/(loss) on investments, before income tax (provision)/benefit, was $(7.6) million and $5.7 million, respectively. Income tax (provision) benefit from realized gains on investments was zero and $(1.9) million for the three and six months ended June 30, 2025. We realize a gain/(loss) on our equity investments primarily when we either sell our equity investment or the underlying portfolio company is sold. Realized gains (losses) for the three and six months ended June 30, 2025 are summarized below (dollars in millions):

		Period Ended June 30, 2025
		Three	Six
Portfolio Company	Realization Event (1)	Months	Months
Healthfuse, LLC	Exit of portfolio company	—	$3.2
Medsurant Holdings, LLC	Sale of portfolio company	—	10.1
Micronics Filtration Holdings, Inc. (dba Micronics Engineered Filtration Group, Inc.)	Exit of portfolio company	6.1	6.1
OnePath Systems, LLC	Sale of portfolio company	0.2	0.2
USG AS Holdings, LLC	Sale of portfolio company	0.5	0.5
Quantum IR Technologies, LLC	Exit of portfolio company	(14.4)	(14.4)
Net realized gain (loss) on investments		(7.6)	5.7
Income tax (provision) benefit from realized gains on investments		(0.1)	(1.9)
Net realized gain (loss), net of income tax provision, on investments		$(7.7)	$3.8

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

For the three and six months ended June 30, 2024, the total net realized gain/(loss) on investments, before income tax (provision)/benefit, was $10.8 and $12.5 million. Income tax (provision) benefit from realized gains on investments was (1.6) and $(1.5) million for the three and six months ended June 30, 2024. We realize a gain/(loss) on our equity investments primarily when we either sell our equity investment or the underlying portfolio company is sold. Realized gains (losses) for the three and six months ended June 30, 2024 are summarized below (dollars in millions):

		Period Ended June 30, 2024
		Three	Six
Portfolio Company	Realization Event	Months	Months
Applied Data Corporation	Exit of portfolio company	$—	$1.5
Road Safety Services, Inc.	Escrow distribution	—	0.1
Power Grid Components, Inc.	Escrow distribution	—	0.1
Comply365, LLC	Escrow distribution	0.1	0.1
Frontline Food Services, LLC (f/k/a Accent Food Services, LLC)	Escrow distribution	1.3	1.3
LifeSpan Biosciences, Inc.	Sale of portfolio company	(0.4)	(0.4)
Virginia Tile Company, LLC	Sale of portfolio company	1.2	1.2
Pool & Electrical Products, LLC	Exit of portfolio company	8.9	8.9
Rhino Assembly Company, LLC	Sale of portfolio company	(0.3)	(0.3)
Net realized gain (loss) on investments		10.8	12.5
Income tax (provision) benefit from realized gains on investments		(1.6)	(1.5)
Net realized gain (loss), net of income tax provision, on investments		$9.2	$11.0

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

During the three and six months ended June 30, 2025 and 2024, we recorded a net change in unrealized appreciation (depreciation) on investments attributable to the following (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Unrealized Appreciation (Depreciation)	2025	2024	2025	2024
Exit, sale or restructuring of investments	$6.5	$(5.7)	$(4.1)	$(7.3)
Fair value adjustments to debt investments	4.1	(0.6)	3.0	1.1
Fair value adjustments to equity investments	3.7	4.2	5.7	5.4
Net change in unrealized appreciation (depreciation)	$14.3	$(2.1)	$4.6	$(0.8)

Net Increase in Net Assets Resulting From Operations

Net increase (decrease) in net assets resulting from operations during the three months ended June 30, 2025 and 2024 was $25.3 million and $24.1 million, respectively, as a result of the events described above.

Net increase (decrease) in net assets resulting from operations during the six months ended June 30, 2025 and 2024 was $44.9 million and $44.2 million, respectively, as a result of the events described above.

Liquidity and Capital Resources

As of June 30, 2025, we had $91.2 million in cash and cash equivalents and our net assets totaled $692.3 million. We believe that our current cash and cash equivalents on hand, our Credit Facility, our continued access to SBA-guaranteed debentures, and our anticipated cash flows from investments will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of debt and equity securities (including the ATM Program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. During the six months ended June 30, 2025, we repaid $12.5 million of SBA debentures relating to Fund III that would have matured during the period March 1, 2032 through September 1, 2033. Our remaining outstanding SBA debentures begin to mature in 2029 and subsequent years through 2035, which will require repayment on or before the respective maturity dates. In light of current market conditions, we will continually evaluate our overall liquidity position and take proactive steps to maintain that position based on the current circumstances. This “Financial Liquidity and Capital Resources” section should be read in conjunction with the notes of our consolidated financial statements.

Cash Flows

For the six months ended June 30, 2025, we experienced a net increase in cash and cash equivalents in the amount of $34.0 million. During that period, we made payments of $10.3 million of cash for operating activities, which included the funding of $210.0 million of investments that was partially offset by proceeds received from sales and repayments of investments of $166.6 million. During the same period, we received gross proceeds from the issuance of the March 2030 Notes of $100.0 million, received proceeds from the issuances of SBA debentures of $39.5 million, redeemed $25.0 million of the aggregate principal amount on our January 2026 Notes, repaid SBA debentures of $12.5 million relating to Fund III, repaid $45.0 million of our Credit Facility, received net proceeds from the ATM Program of approximately $28.2 million, received repayments of $0.4 million on our secured borrowings, paid cash dividends to stockholders of $36.5 million, and made payment of deferred financing costs related to our debt financings of $4.0 million.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of additional debt and equity capital.

SBA Debentures

Each of Fund III and Fund IV is licensed to operate as an SBIC, and has the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the SBA regulations, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $175.0 million, whichever is less. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. The SBA may limit the amount that may be drawn each year under the SBA debenture commitments, and each issuance of leverage is conditioned on such SBIC Fund's full compliance, as determined by the SBA, with the terms and conditions under SBA regulations. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. On September 30, 2024, Fund IV received a license to operate as a SBIC. As of June 30, 2025, Fund III and Fund IV had $162.5 million and $39.5 million outstanding SBA debentures, respectively. Subject to SBA regulatory requirements and approval of SBA debenture commitments, we may access up to $135.5 million of additional SBA debentures under the SBIC debenture program. For more information on the SBA debentures, please refer to Note 6 to our consolidated financial statements.

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

We have made customary representations and warranties and we are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. As of June 30, 2025, we were in compliance in all material respects with the terms of the Credit Agreement and we had no borrowings outstanding under the Credit Facility.

Notes

On December 23, 2020, we closed the offering of $125.0 million in aggregate principal amount of our 4.75% notes due 2026 (the “January 2026 Notes”). The total net proceeds to us from the January 2026 Notes, based on a public offering price of 100.00% of par, after deducting underwriting discounts of $2.5 million and offering expenses of $0.4 million, were $122.1 million. The January 2026 Notes will mature on January 31, 2026 and bear interest at a rate of 4.75%. The January 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed before October 31, 2025 (the date falling three months prior to maturity) and at par thereafter. Interest on the January 2026 Notes is payable on January 31 and July 31 of each year. We do not intend to list the January 2026 Notes on any securities exchange or automated dealer quotation system. On May 21, 2025, we redeemed $25.0 million of the $125.0 million aggregate principal amount on the January 2026 Notes, resulting in a realized loss on extinguishment of debt of approximately $0.1 million. As of June 30, 2025, the outstanding principal balance of the January 2026 Notes was $100.0 million.

On October 8, 2021, we closed the offering of $125.0 million in aggregate principal amount of our 3.50% notes due 2026 (the “November 2026 Notes”). The total net proceeds to us from the November 2026 Notes, based on a public offering price of 99.996% of par, after deducting underwriting discounts of $2.5 million and offering expenses of $0.3 million, were $122.2 million. The November 2026 Notes will mature on November 15, 2026 and bear interest at a rate of 3.50%. The November 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed before August 15, 2026 (the date falling three months prior to maturity) and at par thereafter. Interest on the November 2026 Notes is payable on May 15 and November 15 of each year. We do not intend to list the November 2026 Notes on any securities exchange or automated dealer quotation system. As of June 30, 2025, the outstanding principal balance of the November 2026 Notes was $125.0 million.

On March 19, 2025, we closed the offering of $100.0 million in aggregate principal amount of our 6.75% notes due 2030 (the “March 2030 Notes” and together with the January 2026 Notes and the November 2026 Notes, the “Notes”). The total net proceeds to us from the March 2030 Notes, based on a public offering price of 99.29954% of par, after deducting underwriting discounts of $2.0 million and offering expenses of $0.4 million, were approximately $96.9 million. The March 2030 Notes will mature on March 19, 2030 and bear interest at a rate of 6.75%. The March 2030 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed before September 19, 2029 (the date falling six months prior to maturity) and at par thereafter. Interest on the March 2030 Notes is payable on March 19 and September 19 of each year, beginning September 19, 2025. We do not intend to list the March 2030 Notes on any securities exchange or automated dealer quotation system. As of June 30, 2025, the outstanding principal balance of the March 2030 Notes was $100.0 million.

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

Secured Borrowing

As of June 30, 2025, the carrying value of secured borrowings totaled $13.3 million and the fair value of the associated loans included in investments was $13.2 million. As of December 31, 2024, the carrying value of secured borrowings totaled $13.7 million and the fair value of the associated loans included in investments was $13.5 million. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets that did not meet the definition of a “participating interest” as defined in ASC 860 (see Note 2. Significant Accounting Policies - Partial loan and equity sales” for more information). As a result, sale treatment was not permitted and these partial loan sales were treated as secured borrowings. The weighted average interest rate on our secured borrowings was approximately 8.491% and 8.568% as of June 30, 2025 and December 31, 2024, respectively.

As of June 30, 2025, the weighted average stated interest rates for our SBA debentures and the Notes were 4.408% and 4.885%, respectively. As of June 30, 2025, we had $140.0 million of unutilized commitment under our Credit Facility, and we were subject to a 1.261% fee on such amount. As of June 30, 2025, the weighted average stated interest rate on total debt outstanding was 4.795%.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if the Board, including the independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. On June 11, 2025, our stockholders approved a proposal to authorize us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 11, 2026 or the date of our 2026 Annual Meeting of Stockholders. Our stockholders specified that the cumulative number of shares sold pursuant to such authority during such period may not exceed 25.0% of our then outstanding common stock immediately prior to each such sale.

Equity ATM Program

On November 10, 2022, the Company established the at-the-market program (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through Raymond James & Associates, Inc. and B. Riley Securities, Inc., each as sales agents, shares of the Company's common stock having an aggregate offering price of up to $50.0 million. On August 11, 2023, the Company increased the maximum amount of shares to be sold through the ATM Program to $150.0 million from $50.0 million. On February 29, 2024, the Company increased the maximum amount of shares to be sold through the ATM Program to $300.0 million from $150.0 million. Through June 30, 2025, the Company has sold 10,760,681 shares of common stock under the ATM Program at a weighted-average price of $19.85, raising $213.6 million of gross proceeds. Net proceeds were $210.7 million after commissions to the sales agents on sales sold. As of June 30, 2025, the Company has $86.4 million available under the ATM Program.

Stock Repurchase Program

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On October 28, 2024, the Board extended the Stock Repurchase Program through December 31, 2025, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and we cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. We did not make any repurchases of common stock during the three and six months ended June 30, 2025 and 2024. Refer to Note 8 to our consolidated financial statements for additional information concerning stock repurchases.

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

Our Board consulted with the independent third-party valuation firm(s) in arriving at our determination of fair value for 16 and 21 of our portfolio company investments representing 23.3% and 27.5% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended June 30, 2025 and December 31, 2024, respectively) as of June 30, 2025 and December 31, 2024, respectively.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
We have entered into the Investment Advisory Agreement with Fidus Investment Advisors as our investment advisor. Pursuant to the agreement, the Investment Advisor manages our day-to-day operating and investing activities. We pay the Investment Advisor a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. See Note 5 to our consolidated financial statements. The Investment Advisor, in consultation with the Board, agreed to voluntarily waive $0.1 million and $0.1 million of the base management fees on any assets accounted for as secured borrowings as defined under GAAP for the three and six months ended June 30, 2025, respectively, and $0.1 million and $0.1 million for the three and six months ended June 30, 2024, respectively.
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

Recent Developments

On July 2, 2025, we invested $8.5 million in first lien debt and $4.3 million in preferred equity in Sogno Toscano, LLC, a single brand distributor of authentic high-quality Italian foods, primarily serving the food service industry.

On July 2, 2025, we received a distribution on our common equity investment in PowerGrid Services Acquisition, LLC, resulting in a realized gain of $0.9 million.

On July 30, 2025, we exited our first lien debt investment in Choice Technology Solutions, LLC (dba Choice Merchant Solutions, LLC). We received payment in full of $10.6 million on our first lien debt, which includes a prepayment fee. We also received a distribution on our preferred equity investment and recognized a loss of $0.5 million.

On August 4, 2025, our Board declared a regular quarterly dividend of $0.43 per share and a supplemental dividend of $0.14 per share payable on September 25, 2025, to stockholders of record as of September 18, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Uncertainty with respect to interest rates, inflationary pressures, the Russia-Ukraine war and the conflicts in the Middle East, the uncertainty with respect to new tariffs and trade policies and the failure of financial institutions introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. The prices of securities held by us may decline in response to certain events, including those directly involving the companies in which we invest and conditions affecting the general economy, including: overall market changes, including an increase in market volatility; legislative reform; national or global political, social or economic instability; and interest rate volatility.

In the future, our investment income may also be affected by changes in various interest rates, including SOFR and prime rates, to the extent of any debt investments that include floating interest rates. The Federal Reserve held interest rates steady in the first and second quarters of 2025, following three consecutive rate reductions in the third and fourth quarter of 2024. The Federal Reserve has indicated it will consider additional rate reductions in the near term; however, future reductions to the benchmark rates are not certain. In addition, there can be no assurance that the Federal Reserve will not make upwards adjustments to the federal funds rate in the future. In a high interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. It is possible that the Federal Reserve's tightening cycle could result the United States into a recession, which would likely decrease interest rates. Conversely, a prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR are not offset by a corresponding increase in the spread over such base rate that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to such base rate. See Risk Factors contained herein under Part II, Item 1A and in our Annual Report on Form 10-K for the year ended December 31, 2024, such as "Changes in interest rates will affect our cost of capital and net investment income” and “Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies.”

As of June 30, 2025 and December 31, 2024, the debt investments in 50 and 50 portfolio companies, respectively, bore interest at a variable rate, which represented $718.6 million, or 71.1%, and $704.0 million, or 74.5%, of our portfolio on a fair value basis, respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Our pooled SBA debentures and our Notes bear interest at fixed rates. Our Credit Facility bears interest, at our election, at a rate per annum equal to (a) 2.675% on SOFR loans prior to satisfying certain step-down conditions (or 2.50% after satisfying certain step-down conditions, with commensurate reductions in the applicable margins for base rate loans). We pay a commitment fee that varies depending on the size of the unused portion of the Credit Facility: 2.500% to 2.675% per annum on the unused portion of the Credit Facility at or below 35% of the commitments and 0.50% per annum on any remaining unused portion of the Credit Facility between the total commitments and the 35% minimum utilization. The Credit Agreement relating to the Credit Facility contains certain covenants, including a minimum asset coverage ratio of 1.50 to 1.00 (on a regulatory basis) and a senior asset coverage ratio of no less than 2.00 to 1.00. As of June 30, 2025, the Credit Facility is secured by a first priority security interest in all of our assets, excluding the assets of the SBIC Funds.

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

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of June 30, 2025 (dollars in millions):

	Interest Income	Interest Expense
	Increase	Increase	Net Increase	Net Investment
Basis Point Increase (Decrease)	(Decrease) (1) (2)	(Decrease) (4)	(Decrease)	Income (3)
(200)	$(14.3)	$(0.2)	$(14.1)	$(11.3)
(150)	(10.8)	(0.2)	(10.6)	(8.5)
(100)	(7.2)	(0.1)	(7.1)	(5.7)
(50)	(3.6)	—	(3.6)	(2.9)
50	3.7	0.1	3.6	2.9
100	7.4	0.2	7.2	5.8
150	11.1	0.2	10.9	8.7
200	14.7	0.3	14.4	11.5
250	18.4	0.4	18.0	14.4
300	22.1	0.4	21.7	17.4

(1) Certain of our variable rate debt investments have a PRIME or SOFR interest rate floor, which lessens the impact of decreases in interest rates.

(2) Interest income calculated assuming three-month SOFR, and PRIME rate as of June 30, 2025.

(3) Includes the impact of income incentive fee at 20.0% on net increase (decrease) in net interest.

(4) As of June 30, 2025, we had no borrowings outstanding under our Credit Facility.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FIDUS INVESTMENT CORPORATION

Date: August 7, 2025	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025	/s/ SHELBY E. SHERARD
Shelby E. Sherard
Chief Financial Officer (Principal Financial and Accounting Officer)