Form 10-Q
period 2025-09-30
FIDUS INVESTMENT Corp
filed 2025-11-06
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 4, 2025, the Registrant had outstanding 36,427,491 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	September 30,
	2025	December 31,
	(unaudited)	2024
ASSETS
Investments, at fair value:
Control investments (cost: $6,832 and $6,832, respectively)	$—	$—
Affiliate investments (cost: $53,718 and $56,679, respectively)	97,305	102,024
Non-control/non-affiliate investments (cost: $1,108,840 and $1,011,646, respectively)	1,095,443	988,482
Total investments, at fair value (cost: $1,169,390 and $1,075,157, respectively)	1,192,748	1,090,506
Cash and cash equivalents	62,324	57,159
Interest receivable	20,489	15,119
Proceeds receivable from stock offering	681	—
Prepaid expenses and other assets	1,506	1,328
Total assets	$1,277,748	$1,164,112
LIABILITIES
SBA debentures (net of $6,028 and $6,101, respectively, of unamortized deferred financing costs)	$184,972	$168,899
Notes (net of $3,489 and $1,638, respectively, of unamortized deferred financing costs)	321,511	248,362
Revolving Credit Facility (net of $749 and $1,046, respectively, of unamortized deferred financing costs)	14,251	43,954
Secured borrowings	12,816	13,674
Accrued interest and fees payable	3,703	5,784
Base management fee payable, net of base management fee waiver – due to affiliate	5,195	4,805
Income incentive fee payable – due to affiliate	4,371	4,477
Capital gains incentive fee payable – due to affiliate	16,675	14,703
Administration fee payable and other – due to affiliate	929	919
Taxes payable	746	1,850
Accounts payable and other liabilities	1,545	1,019
Total liabilities	$566,714	$508,446
Commitments and contingencies (Note 7)
NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 36,347,868 and 33,914,652 shares issued and
outstanding at September 30, 2025 and December 31, 2024, respectively)	$36	$34
Additional paid-in capital	616,949	567,159
Total distributable earnings	94,049	88,473
Total net assets	711,034	655,666
Total liabilities and net assets	$1,277,748	$1,164,112
Net asset value per common share	$19.56	$19.33

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

(in thousands, except shares and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Investment Income:
Interest income
Control investments	$—	$—	$—	$—
Affiliate investments	1,090	870	3,258	2,603
Non-control/non-affiliate investments	29,725	30,987	90,087	88,899
Total interest income	30,815	31,857	93,345	91,502
Payment-in-kind interest income
Control investments	—	—	—	—
Affiliate investments	—	—	—	—
Non-control/non-affiliate investments	3,185	1,851	7,884	5,745
Total payment-in-kind interest income	3,185	1,851	7,884	5,745
Dividend income
Control investments	—	—	—	—
Affiliate investments	329	1,328	1,381	1,830
Non-control/non-affiliate investments	660	56	1,470	308
Total dividend income	989	1,384	2,851	2,138
Fee income
Control investments	—	—	—	—
Affiliate investments	8	5	24	15
Non-control/non-affiliate investments	1,314	2,688	7,309	6,559
Total fee income	1,322	2,693	7,333	6,574
Interest on idle funds	942	597	2,306	2,738
Total investment income	37,253	38,382	113,719	108,697
Expenses:
Interest and financing expenses	7,649	6,026	22,191	18,100
Base management fee	5,253	4,848	15,281	13,986
Incentive fee - income	4,371	5,059	13,819	14,072
Incentive fee (reversal) - capital gains	354	(987)	1,972	942
Administrative service expenses	708	688	2,064	1,894
Professional fees	713	567	2,959	2,469
Other general and administrative expenses	494	266	921	764
Total expenses before base management fee waiver	19,542	16,467	59,207	52,227
Base management fee waiver	(57)	(64)	(175)	(200)
Total expenses, net of base management fee waiver	19,485	16,403	59,032	52,027
Net investment income before income taxes	17,768	21,979	54,687	56,670
Income tax provision (benefit)	399	568	468	682
Net investment income	17,369	21,411	54,219	55,988
Net realized and unrealized gains (losses) on investments:
Net realized gains (losses):
Control investments	—	—	—	—
Affiliate investments	897	—	10,963	—
Non-control/non-affiliate investments	(1,827)	(366)	(6,131)	12,161
Total net realized gain (loss) on investments	(930)	(366)	4,832	12,161
Income tax (provision) benefit from realized gains on investments	(421)	—	(2,350)	(1,523)
Net change in unrealized appreciation (depreciation):
Control investments	—	—	—	—
Affiliate investments	1,634	2,075	(1,758)	417
Non-control/non-affiliate investments	1,790	(6,643)	9,767	(5,823)
Total net change in unrealized appreciation (depreciation) on investments	3,424	(4,568)	8,009	(5,406)
Net gain (loss) on investments	2,073	(4,934)	10,491	5,232
Realized losses on extinguishment of debt	(304)	—	(630)	(521)
Net increase (decrease) in net assets resulting from operations	$19,138	$16,477	$64,080	$60,699
Per common share data:
Net investment income per share-basic and diluted	$0.49	$0.64	$1.55	$1.74
Net increase in net assets resulting from operations per share — basic and diluted	$0.54	$0.49	$1.83	$1.89
Dividends declared per share	$0.57	$0.57	$1.65	$1.81
Weighted average number of shares outstanding — basic and diluted	35,721,635	33,380,480	34,991,361	32,138,865

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except shares)

	Common Stock			Additional	Total
	Number of	Par		paid-in	distributable	Total net
	shares	value		capital	earnings	assets
Balances at December 31, 2023	30,438,979	$31		$504,087	$85,356	$589,474
Public offering of common stock, net of expenses	987,170	1		19,169	—	19,170
Net investment income	—	—		—	17,627	17,627
Net realized gain (loss) on investments, net of taxes	—	—		—	1,799	1,799
Net unrealized appreciation (depreciation) on investments	—	—		—	1,218	1,218
Realized losses on extinguishment of debt	—	—		—	(521)	(521)
Dividends declared	—	—		—	(20,427)	(20,427)
Balances at March 31, 2024	31,426,149	$32		$523,256	$85,052	$608,340
Public offering of common stock, net of expenses	1,691,336	2		33,017	—	33,019
Shares issued under dividend reinvestment plan	43,755	—	*	847	—	847
Net investment income	—	—		—	16,950	16,950
Net realized gain (loss) on investments, net of taxes	—	—		—	9,205	9,205
Net unrealized appreciation (depreciation) on investments	—	—		—	(2,056)	(2,056)
Realized losses on extinguishment of debt	—	—		—	—	—
Dividends declared	—	—		—	(19,539)	(19,539)
Balances at June 30, 2024	33,161,240	$34		$557,120	$89,612	$646,766
Public offering of common stock, net of expenses	714,995	—	*	14,080	—	14,080
Shares issued under dividend reinvestment plan	38,417	—	*	748	—	748
Net investment income	—	—		—	21,411	21,411
Net realized gain (loss) on investments, net of taxes	—	—		—	(366)	(366)
Net unrealized appreciation (depreciation) on investments	—	—		—	(4,568)	(4,568)
Realized losses on extinguishment of debt	—	—		—	—	—
Dividends declared	—	—		—	(19,310)	(19,310)
Balances at September 30, 2024	33,914,652	$34		$571,948	$86,779	$658,761
Balances at December 31, 2024	33,914,652	$34		$567,159	$88,473	$655,666
Public offering of common stock, net of expenses	1,019,812	1		20,660	—	20,661
Shares issued under dividend reinvestment plan	36,245	—	*	700	—	700
Net investment income	—	—		—	18,222	18,222
Net realized gain (loss) on investments, net of taxes	—	—		—	11,480	11,480
Net unrealized appreciation (depreciation) on investments	—	—		—	(9,793)	(9,793)
Realized losses on extinguishment of debt	—	—		—	(251)	(251)
Dividends declared	—	—		—	(18,755)	(18,755)
Balances at March 31, 2025	34,970,709	$35		$588,519	$89,376	$677,930
Public offering of common stock, net of expenses	376,625	—	*	7,540	—	7,540
Shares issued under dividend reinvestment plan	32,566	—	*	631	—	631
Net investment income	—	—		—	18,628	18,628
Net realized gain (loss) on investments, net of taxes	—	—		—	(7,647)	(7,647)
Net unrealized appreciation (depreciation) on investments	—	—		—	14,378	14,378
Realized losses on extinguishment of debt	—	—		—	(75)	(75)
Dividends declared	—	—		—	(19,088)	(19,088)
Balances at June 30, 2025	35,379,900	$35		$596,690	$95,572	$692,297
Public offering of common stock, net of expenses	933,165	1		19,578	—	19,579
Shares issued under dividend reinvestment plan	34,803	—	*	681	—	681
Net investment income	—	—		—	17,369	17,369
Net realized gain (loss) on investments, net of taxes	—	—		—	(1,351)	(1,351)
Net unrealized appreciation (depreciation) on investments	—	—		—	3,424	3,424
Realized losses on extinguishment of debt	—	—		—	(304)	(304)

Dividends declared	—	—	—	(20,661)	(20,661)
Balances at September 30, 2025	36,347,868	$36	$616,949	$94,049	$711,034
*amount is greater than zero but less than one

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$64,080	$60,699
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(8,009)	5,406
Net realized (gain) loss on investments	(4,832)	(12,161)
Interest and dividend income paid-in-kind	(7,884)	(5,745)
Accretion of original issue discount	(106)	(335)
Accretion of loan origination fees	(2,007)	(1,801)
Purchase of investments	(284,480)	(274,194)
Proceeds from sales and repayments of investments	203,319	154,109
Proceeds from loan origination fees	1,757	1,952
Realized losses on extinguishment of debt	630	521
Amortization of deferred financing costs	2,024	1,551
Amortization of deferred equity financing costs	78	33
Changes in operating assets and liabilities:
Interest receivable	(5,370)	(2,352)
Proceeds receivable from stock offering	(681)	—
Prepaid expenses and other assets	(308)	557
Accrued interest and fees payable	(2,081)	(2,380)
Base management fee payable, net of base management fee waiver – due to affiliate	390	633
Income incentive fee payable – due to affiliate	(106)	489
Capital gains incentive fee (reversal) – due to (from) affiliate	1,972	(2,595)
Administration fee payable and other – due to (from) affiliate	10	(170)
Taxes payable	(1,104)	(476)
Accounts payable and other liabilities	526	449
Net cash provided by (used for) operating activities	(42,182)	(75,810)
Cash Flows from Financing Activities:
Proceeds from common stock offerings, net of expenses	47,780	66,269
Proceeds received from SBA debentures	44,500	—
Repayments of SBA debentures	(28,500)	(35,000)
Proceeds received from issuance of Notes	100,000	—
Principal payments on Notes	(25,000)	—
Proceeds received from (repayments of) Revolving Credit Facility, net	(30,000)	40,000
Proceeds received from (repayments of) Secured Borrowings, net	(858)	(1,855)
Payment of deferred financing costs	(4,083)	(611)
Dividends paid to stockholders, including expenses	(56,492)	(57,681)
Net cash provided by (used for) financing activities	47,347	11,122
Net increase (decrease) in cash and cash equivalents	5,165	(64,688)
Cash and cash equivalents:
Beginning of period	57,159	119,131
End of period	$62,324	$54,443
Supplemental cash flow disclosures:
Cash payments for interest	$22,248	$18,929
Cash payments for taxes, net of tax refunds received	$3,922	$2,681
Non-cash financing activities:
Value of shares issued pursuant to the dividend reinvestment plan	$—	$852

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

September 30, 2025

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets

Control Investments (t)
US GreenFiber, LLC (n)	Building Products Manufacturing
Second Lien Debt (j)(y)			0.00%/0.00%	7/3/2014	8/30/2024	$5,226	$5,223	$—
Common Equity (2,522 units) (h)(j)				7/3/2014			586	—
Common Equity (425,508 units) (j)				8/30/2019			1	—
Common Equity (1,022,813 units) (h)(j)				7/1/2020			1,022	—
							6,832	—	0%

Total Control Investments							$6,832	$—	0%

Affiliate Investments (l)
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	Building Products Manufacturing
Subordinated Debt (j)			11.00%/0.00%	12/31/2021	12/31/2027	$9,602	$9,601	$9,602
Common Equity (5,690 units) (h)(j)				12/31/2021			5,690	6,548
Common Equity (7,113 units) (h)(j)				12/31/2021			7,113	9,507
Common Equity (2,012 units) (h)(j)				12/31/2021			—	—
							22,404	25,657	4%
CP Communications, LLC	Business Services
First Lien Debt (am)		(S + 8.50%) / (4.00%)	12.79%/0.00%	12/4/2024	12/4/2029	5,941	5,902	5,941
Preferred Equity (62 units)				12/4/2024			500	489
							6,402	6,430	1%
Medsurant Holdings, LLC (n)	Healthcare Services
Preferred Equity (84,997 units) (h)(j)				4/12/2011			—	70
Warrant (252,588 units) (h)(j)(m)				4/12/2011			—	238
							—	308	0%
Pfanstiehl, Inc.	Healthcare Products
Common Equity (2,550 units) (j)				3/29/2013			254	41,922	5%

Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	Aerospace & Defense Manufacturing
First Lien Debt (j)(ag)		(S + 6.00%) / (1.00%)	10.26%/0.00%	2/12/2021	2/11/2026	15,000	14,992	14,901
First Lien Debt (j)		(S + 6.00%) / (1.00%)	10.26%/0.00%	9/10/2025	2/11/2026	1,500	1,500	1,500
Common Equity (12,035 units) (j)				8/25/2021			1,204	—
Common Equity (38,493 units) (j)				12/16/2022			2,609	—
Common Equity (6,783 units) (j)				7/10/2023			686	—
Common Equity (4,663 units) (j)				9/16/2022			472	—
Common Equity (21,689 units) (j)				5/22/2024			2,195	2,741
							23,658	19,142	3%
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Common Equity (1,000,000 units) (j)				11/12/2015			1,000	3,846	1%

Total Affiliate Investments							$53,718	$97,305	14%

Non-control/Non-affiliate Investments
2KDirect, Inc. (dba iPromote)	Information Technology Services
First Lien Debt (k)(at)		(S + 8.00%) / (0.50%)	12.44%/0.00%	6/25/2021	6/25/2026	$6,720	$6,707	$6,219
First Lien Debt (j)(aa)		(S + 8.00%) / (0.50%)	8.69%/0.00%	7/30/2021	6/25/2026	1,921	1,921	1,844
Common Equity (1,000,000 units)				6/25/2021			1,000	—
							9,628	8,063	1%
301 Edison Holdings Inc. (dba LGG Industrial)	Specialty Distribution
First Lien Debt (j)			11.75%/1.50%	11/14/2023	11/13/2028	11,730	11,628	11,651
Preferred Equity (518,135 units) (j)				11/14/2023			1,000	1,000
							12,628	12,651	2%
Acendre Midco, Inc.	Information Technology Services
First Lien Debt (j)			12.50%/1.25%	10/6/2021	3/31/2026	5,726	5,723	5,726
First Lien Debt (j)			12.50%/1.25%	10/6/2021	3/31/2026	13,014	13,002	13,014
Revolving Loan (j)			12.50%/1.25%	10/6/2021	3/31/2026	1,007	1,007	1,007
Common Equity (500,000 shares) (j)				10/6/2021			371	275
Warrant (275,000 shares) (j)(m)				10/6/2021			254	69
Preferred Equity (77,016 shares) (j)				9/26/2022			88	148
Preferred Equity (568,182 shares) (j)				6/10/2025			375	625
							20,820	20,864	3%
Ad Info Parent, Inc. (dba MediaRadar)	Information Technology Services
First Lien Debt (j)		(S + 5.25%) / (1.00%)	9.25%/0.00%	11/1/2023	9/16/2029	15,958	15,883	15,958
Revolving Loan ($1,442 unfunded commitment) (i)(j)		(S + 5.25%) / (1.00%)	9.25%/0.00%	11/1/2023	9/16/2029	—	(5)	—
Preferred Equity (1,250,000 units) (j)				11/1/2023			1,250	1,046
							17,128	17,004	2%
Aldinger Company	Business Services
Common Equity (12,504 units)				6/30/2023			254	2,436
Preferred Equity (12,861 units)				6/30/2023			1,286	1,555
							1,540	3,991	1%
Allredi, LLC (fka Marco Group International OpCo, LLC)	Industrial Cleaning & Coatings
Second Lien Debt (j)			0.00%/15.00%	3/2/2020	9/30/2027	16,756	16,727	14,990
Common Equity (570,636 units) (h)(j)				7/21/2017			637	—
Common Equity (39,443 units) (h)(j)				11/24/2021			22	—
Common Equity (524,624units) (h)(j)				8/3/2023			45	—
							17,431	14,990	2%
American AllWaste LLC (dba WasteWater Transport Services)	Environmental Industries
First Lien Debt (j)(p)		(S + 6.75%) / (1.00%)	11.01%/0.00%	6/28/2021	3/31/2028	22,218	22,188	19,905
First Lien Debt (j)(o)		(S + 6.75%) / (1.00%)	8.51%/0.00%	6/28/2021	3/31/2028	330	330	329
First Lien Debt (j)(bh)			15.25%/0.00%	3/28/2024	3/31/2028	5,864	5,864	10,688
Preferred Equity (500 units) (h)(j)				5/31/2018			500	—
Preferred Equity (207 units) (h)(j)				8/6/2019			250	—
Preferred Equity (141 units) (h)(j)				11/2/2020			171	—
Preferred Equity (74 units) (h)(j)				12/29/2021			97	—
Preferred Equity (52 units) (h)(j)				11/27/2024			52	—
Preferred Equity (312 units) (h)(j)				12/30/2024			312	—
Common Equity (1,405 units) (h)(j)				12/30/2024			—	—
							29,764	30,922	4%
AmeriWater, LLC	Component Manufacturing
First Lien Debt (af)		(S + 6.25%) / (1.00%)	10.25%/0.00%	7/8/2022	7/8/2027	7,112	7,095	7,112
Subordinated Debt (j)			7.00%/7.00%	7/8/2022	1/8/2028	2,511	2,506	2,511
Common Equity (1,000 units) (h)(j)				7/8/2022			1,000	2,092
							10,601	11,715	2%
AMOpportunities, Inc.	Information Technology Services

First Lien Debt			12.50%/0.00%	3/12/2025	3/12/2029	10,000	9,954	10,000
Preferred Equity (801,414 shares)				3/17/2025			801	838
							10,755	10,838	2%
AOM Intermediate Holdco, LLC (dba AllOver Media)	Information Technology Services
Common Equity (1,232 units) (h)(j)				2/1/2022			1,372	1,242	0%

APM Intermediate Holdings, LLC (dba Artistic Paver Manufacturing, Inc.)	Building Products Manufacturing
First Lien Debt (ai)		(S + 7.25%) / (2.00%)	11.54%/0.00%	11/8/2022	11/8/2027	18,200	18,150	18,200
Common Equity (1,200 units) (h)(j)				11/8/2022			1,200	991
							19,350	19,191	3%
Auto CRM LLC (dba Dealer Holdings)	Information Technology Services
Subordinated Debt			0.00%/14.50%	10/1/2021	12/31/2028	874	873	874
Subordinated Debt			0.00%/14.50%	12/30/2024	12/31/2028	1,921	1,921	1,921
Common Equity (500 units) (j)				10/1/2021			500	43
							3,294	2,838	0%
Axis Medical Technologies LLC (dba MoveMedical)	Information Technology Services
First Lien Debt (j)		(S + 6.50%) / (2.00%)	10.79%/0.00%	10/24/2024	10/24/2029	13,600	13,545	13,600
Revolving Loan ($800 unfunded commitment) (j)(x)		(S + 6.50%) / (2.00%)	10.79%/0.00%	10/24/2024	10/24/2029	—	(3)	—
Preferred Equity (1,200,000 units) (j)				10/25/2024			1,148	1,234
							14,690	14,834	2%
Bad Boy Mowers JV Acquisition, LLC	Consumer Products
Subordinated Debt (k)			9.00%/4.50%	11/9/2023	11/9/2030	14,168	14,108	14,168
Preferred Equity (13,000 units) (j)				11/9/2023			1,300	1,580
							15,408	15,748	2%
Barefoot Mosquito and Pest Control, LLC	Consumer Services
First Lien Debt (k)(s)		(S + 6.00%) / (2.00%)	10.29%/0.00%	11/27/2024	12/22/2029	31,795	31,776	31,415
First Lien Debt (j)(ba)		(S + 6.00%) / (2.00%)	7.54%/0.00%	7/14/2025	12/22/2029	5	5	5
Common Equity (5,474 units) (h)(j)				12/22/2023			12	—
Preferred Equity (20,137 units) (h)(j)				12/22/2023			2,014	1,875
							33,807	33,295	6%
BCM One Group Holdings, Inc.	Information Technology Services
Subordinated Debt (j)			11.75%/0.00%	11/17/2021	11/17/2028	17,667	17,582	17,667	2%

Bedford Precision Parts LLC	Specialty Distribution
Common Equity (500,000 units) (h)(j)				3/12/2019			478	337	0%

Brightmore Brands LLC	Retail
First Lien Debt (j)(al)		(S + 5.38%) / (1.50%)	9.67%/0.00%	9/13/2022	9/9/2029	24,000	23,727	24,000
Common Equity (1,000 units) (j)				9/13/2022			1,000	1,791
Common Equity (371 units) (j)				9/9/2024			713	718
							25,440	26,509	4%
Cardback Intermediate, LLC (dba Chargeback Gurus)	Information Technology Services
First Lien Debt (j)(ah)		(S + 6.50%) / (0.75%)	11.05%/0.00%	8/10/2021	8/10/2026	6,488	6,475	6,488
Common Equity (495 shares) (j)				8/10/2021			125	345
Preferred Equity (495 shares) (j)				8/10/2021			125	344
							6,725	7,177	1%
Choice Technology Solutions, LLC (dba Choice Merchant Solutions, LLC)	Information Technology Services
Preferred Equity (500,000 units) (h)(j)				8/21/2023			—	—	0%

CIH Intermediate, LLC	Business Services
Common Equity (563 shares) (j)				3/3/2022			400	2,911
Preferred Equity (563 shares) (j)				3/3/2022			270	466
							670	3,377	1%
Cleanova Topco Limited	Component Manufacturing
Preferred Equity (746,893shares) (j)				6/12/2025			841	841
Preferred Equity (373,447shares) (j)				6/12/2025			436	435
Common Equity (113,166 shares) (j)				6/12/2025			454	454
							1,731	1,730	0%
CRS Solutions Holdings, LLC (dba CRS Texas)	Business Services
Common Equity (574,929 units) (h)(j)				6/28/2022			272	—	0%

CTM Group, Inc. (dba Venuplus, Inc.)	Business Services
First Lien Debt		(S + 4.75%) / (1.00%)	9.01%/2.25%	2/28/2023	11/30/2026	7,981	7,931	7,981
Subordinated Debt			7.75%/6.50%	2/28/2023	11/30/2027	2,363	2,352	2,177
Common Equity (400,000 units)				2/28/2023			400	—
							10,683	10,158	1%
Customer Expressions Corp (dba Case IQ) (aq)	Information Technology Services
First Lien Debt (j)(ao)(bc)		(S + 5.00%) / (1.00%)	9.15%/0.50%	1/6/2025	4/15/2029	15,140	15,047	15,140
Common Equity (502,894 units) (j)				1/6/2025			771	791
							15,818	15,931	2%
Dataguise, Inc.	Information Technology Services
Common Equity (909 shares) (j)				12/31/2020			1,500	1,586	0%

Dealerbuilt Acquisition, LLC	Information Technology Services
First Lien Debt (ac)		(S + 5.75%) / (4.00%)	10.05%/1.00%	7/21/2023	7/21/2026	13,686	13,660	13,686
Subordinated Debt (j)			7.50%/7.50%	7/21/2023	1/21/2027	12,276	12,245	12,276
Common Equity (1,000 Units) (h)(j)				7/21/2023			—	—
Preferred Equity (1,000 Units) (h)(j)				7/21/2023			1,000	1,017
							26,905	26,979	4%
Detechtion Holdings, LLC	Information Technology Services
First Lien Debt ($1,250 unfunded commitment) (k)		(S + 5.75%) / (2.25%)	10.04%/2.50%	6/21/2023	6/21/2028	26,289	26,200	26,289
Revolving Loan ($1,000 unfunded commitment) (j)(w)		(S + 8.25%) / (2.25%)	12.54%/0.00%	7/12/2024	6/21/2028	—	(3)	—
Subordinated Debt (j)			0.00%/14.00%	6/21/2023	6/21/2028	2,750	2,743	2,750
Common Equity (601,532 units) (h)(j)				6/21/2023			602	548
							29,542	29,587	4%
Diversified Search LLC	Business Services
First Lien Debt (j)(r)		(S + 7.50%) / (1.00%)	11.76%/0.00%	2/7/2019	12/23/2026	24,155	24,140	23,597
Common Equity (573 units) (h)(j)				2/7/2019			552	106
							24,692	23,703	3%
Donovan Food Brokerage, LLC	Business Services
First Lien Debt (ae)		(S + 6.00%) / (2.00%)	10.29%/0.00%	2/23/2024	2/23/2029	18,908	18,843	18,908
Common Equity (598,832 units) (j)				2/23/2024			599	1,370
							19,442	20,278	3%
E-PlanSoft Buyer, LLC (dba e-PlanSoft)	Information Technology Services
First Lien Debt			11.00%/2.00%	6/30/2025	6/30/2030	8,041	8,001	8,001
Preferred Equity (1,500 units) (j)				6/27/2025			1,500	1,500
							9,501	9,501	2%
Enterprise Asset Management FM Purchaser, Inc. (dba MCIM)	Information Technology Services
First Lien Debt ($3,000 unfunded commitment)(j)		(S + 5.75%) / (2.00%)	10.04%/2.00%	5/20/2024	5/20/2029	18,477	18,403	18,477
Common Equity (551,470 units) (j)				5/20/2024			750	1,167
							19,153	19,644	3%
Estex Manufacturing Company, LLC	Component Manufacturing
First Lien Debt (j)(az)		(S + 5.00%) / (2.00%)	9.28%/0.00%	10/1/2024	10/1/2029	5,531	5,483	5,531

Common Equity (75,000 units) (j)				10/1/2024			750	603
							6,233	6,134	1%
Fishbowl Solutions, LLC	Information Technology Services
First Lien Debt		(S + 7.75%) / (1.00%)	12.31%/0.00%	3/25/2022	3/25/2027	22,894	22,824	22,894
First Lien Debt (j)		(S + 7.75%) / (1.00%)	12.31%/0.00%	12/27/2024	3/25/2027	12,168	12,157	12,168
Revolving Loan ($3,000 unfunded commitment) (i)(j)		(S + 7.75%) / (1.00%)	12.31%/0.00%	12/27/2024	3/25/2027	—	—	—
							34,981	35,062	5%
Fraser Steel LLC	Component Manufacturing
First Lien Debt			13.00%/0.00%	2/5/2025	2/5/2030	13,800	13,734	13,800
Revolving Loan ($2,000 unfunded commitment) (i)(j)			13.00%/0.00%	2/5/2025	2/5/2030	—	(9)	—
Preferred Equity (140,000 units) (h)(j)				2/5/2025			140	166
Common Equity (500,000 units) (h)(j)				2/5/2025			500	538
							14,365	14,504	2%
Fumex, LLC	Industrial Product Services
First Lien Debt (j)(ar)		(S + 4.75%) / (1.00%)	9.05%/0.00%	11/27/2024	11/27/2029	7,000	6,956	7,000
Common Equity (3,500 units) (h)(j)				11/27/2024			350	353
							7,306	7,353	1%
Global Plasma Solutions, Inc.	Component Manufacturing
Common Equity (601 shares) (j)				2/1/2024			162	277
Common Equity (1,705 shares) (j)				9/21/2018			188	423
							350	700	0%
GMP HVAC, LLC (dba McGee Heating & Air, LLC)	Utilities: Services
First Lien Debt (j)(bb)		(S + 6.75%) / (2.00%)	11.04%/0.00%	12/8/2023	12/8/2028	29,460	29,282	29,460
Preferred Equity (1,366 units) (h)(j)				12/8/2023			1,406	1,785
							30,688	31,245	4%
GP&C Operations, LLC (dba Garlock Printing and Converting)	Component Manufacturing
Common Equity (515,625 units) (h)(j)				1/22/2021			516	1,076	0%

Green Cubes Technology, LLC (dba Green Cubes)	Information Technology Services
First Lien Debt (j)(ax)		(S + 7.50%) / (2.00%)	11.80%/0.00%	10/16/2024	10/16/2029	22,500	22,275	22,500	3%

Haematologic Technologies, Inc.	Healthcare Services
First Lien Debt		(S + 5.25%) / (3.00%)	9.79%/3.00%	10/11/2019	6/30/2026	6,539	6,539	6,457
Common Equity (630 units) (h)(j)				10/11/2019			630	—
Common Equity (169 units) (h)(j)				6/26/2023			169	47
							7,338	6,504	1%
Hallmark Health Care Solutions, Inc.	Healthcare Services
Common Equity (3,645,752 units) (j)				9/18/2023			3,646	2,367	0%

Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt (j)			11.50%/1.25%	4/25/2023	6/30/2028	25,040	24,850	25,040
Common Equity (5,837 units) (j)				3/23/2016			—	1,178
Common Equity (637 units) (j)				8/7/2023			102	129
Preferred Equity (868 units) (j)				10/16/2020			154	326
							25,106	26,673	4%
IBH Holdings, LLC (fka Inflexxion, Inc.)	Business Services
Common Equity (150,000 units) (j)				6/20/2018			—	—	0%

InductiveHealth Informatics, LLC	Healthcare Services
First Lien Debt (j)		(S + 7.75%) / (2.00%)	12.05%/0.50%	9/20/2024	9/20/2028	35,107	34,791	35,107
Preferred Equity (367 units) (j)				9/20/2024			292	321
Common Equity (1,361 units) (j)				9/20/2024			—	—
							35,083	35,428	5%
Info Tech Operating, LLC (dba infotech)	Information Technology Services
First Lien Debt (bd)		(S + 4.88%) / (2.00%)	8.85%/0.00%	3/31/2025	3/31/2030	13,500	13,409	13,500	2%

Informatics Holdings, Inc. (dba Wasp Barcode Technologies)	Information Technology Services
First Lien Debt (j)(v)		(S + 6.50%) / (2.50%)	10.79%/0.00%	5/1/2024	3/7/2029	9,000	8,988	9,000
Preferred Equity (1,000,000 units) (j)				3/7/2024			1,000	706
							9,988	9,706	2%
ISI PSG Holdings, LLC (dba Incentive Solutions, Inc.)	Business Services
First Lien Debt (j)(aj)		(S + 7.50%) / (0.50%)	11.65%/0.00%	4/5/2021	4/5/2026	10,097	10,086	10,097
First Lien Debt (j)(an)		(S + 7.50%) / (0.50%)	8.15%/0.00%	6/30/2021	4/5/2026	10,554	10,554	10,551
Common Equity (256,964 units) (h)(j)				4/5/2021			500	453
							21,140	21,101	3%
Janus Health Technologies, Inc.	Information Technology Services
Preferred Equity (68,361 units)				1/3/2024			1,500	1,038	0%

Jumo Health, Inc.	Healthcare Services
First Lien Debt (j)(aw)		(S + 5.50%) / (2.00%)	9.80%/0.00%	8/16/2024	8/16/2029	5,955	5,900	5,955
Common Equity (1,359 shares) (j)				8/16/2024			—	—
Preferred Equity (1,359 shares) (j)				8/16/2024			750	714
							6,650	6,669	1%
The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Common Equity (855 shares) (j)				12/8/2017			933	—	0%

Laboratory Testing, LLC	Business Services
First Lien Debt		(S + 5.25%) / (2.00%)	9.54%/0.00%	4/15/2025	4/15/2030	4,963	4,940	4,940
Revolving Loan ($3,427 unfunded commitment) (i)(j)		(S + 5.25%) / (2.00%)	9.54%/0.00%	4/15/2025	4/15/2030	573	557	557
Common Equity (3,881 units) (h)(j)				4/15/2025			388	388
Preferred Equity (3,619 units) (h)(j)				4/15/2025			362	362
							6,247	6,247	1%
Level Education Group, LLC (dba CE4Less)	Business Services
First Lien Debt (ak)		(S + 5.25%) / (2.00%)	9.81%/0.00%	4/1/2021	9/30/2030	12,588	12,503	12,588
Common Equity (1,000,000 units) (j)				4/1/2021			934	2,449
							13,437	15,037	2%
LifeSpan Biosciences, Inc.	Healthcare Products
Subordinated Debt (j)			11.50%/0.00%	3/19/2021	4/7/2028	16,000	15,978	15,962
Common Equity (108 shares) (j)				6/7/2024			595	438
							16,573	16,400	2%
Mayesh Wholesale Florist, LLC	Specialty Distribution
First Lien Debt ($2,000 unfunded commitment)(i)(j)(be)		(S + 6.25%) / (2.00%)	10.55%/0.00%	3/18/2025	3/18/2030	10,500	10,390	10,500
Preferred Equity (500,000 units) (h)(j)				3/18/2025			500	688
							10,890	11,188	2%
MBS Opco, LLC (dba Marketron)	Information Technology Services
First Lien Debt (j)		(S + 8.50%) / (1.50%)	13.05%/0.00%	9/29/2022	9/28/2026	27,000	26,966	27,000	4%

MDME Holding Corp.	Healthcare Products
First Lien Debt		(S + 6.25%) / (1.00%)	10.40%/0.00%	8/31/2023	8/3/2027	12,264	12,216	11,777
Common Equity (5,149 units) (j)				9/18/2023			—	—
Preferred Equity (12,500 units) (j)				9/18/2023			1,250	147
Preferred Equity (713 units) (j)				7/1/2025			71	73
							13,537	11,997	2%
Netbase Solutions, Inc. (dba Netbase Quid)	Information Technology Services
First Lien Debt (k)(ap)		(P + 2.00%) / (3.25%)	9.25%/2.00%	11/18/2021	11/18/2026	16,413	16,399	16,413	2%

NWS Technologies, LLC	Utilities: Services
First Lien Debt ($1,259 unfunded commitment)(u)		(S + 7.50%) / (2.50%)	11.79%/0.00%	6/20/2023	6/16/2028	17,641	17,494	17,641
Common Equity (1 unit) (h)(j)				6/20/2023			1,125	1,161
Preferred Equity (0.375 units) (h)(j)				6/20/2023			375	429
							18,994	19,231	3%
OnePath Systems, LLC (n)	Information Technology Services
Common Equity (732,542 shares) (j)				9/30/2022			—	—	0%

Onsight Industries, LLC	Component Manufacturing
First Lien Debt (j)(bf)		(S + 5.50%) / (1.50%)	9.79%/0.00%	3/27/2025	1/7/2030	9,120	9,093	9,120
Common Equity (380,000 units) (h)(j)				1/7/2025			380	425
							9,473	9,545	1%
Palmetto Moon, LLC	Retail
Common Equity (499 units) (j)				11/3/2016			265	1,431	0%

PayEntry Financial Services, Inc. (dba Payentry)	Business Services
Second Lien Debt (k)			10.50%/1.75%	3/28/2025	9/28/2031	5,600	5,550	5,600
Second Lien Debt ($1,563 unfunded commitment)(k)			10.50%/1.75%	3/28/2025	9/28/2031	2,868	2,854	2,868
Second Lien Debt ($1,563 unfunded commitment)(k)			10.50%/1.75%	3/28/2025	9/28/2031	—	—	—
Preferred Equity (10,000 units)				3/28/2025			1,000	982
							9,404	9,450	1%
Pinnergy, Ltd.	Oil & Gas Services
Subordinated Debt (j)			10.00%/0.00%	6/30/2022	6/30/2027	10,050	10,024	10,050	1%

PowerGrid Services Acquisition, LLC	Utilities: Services
Common Equity (4,490 units) (h)(j)				9/21/2021			53	9
Common Equity (118 units) (h)(j)				7/2/2025			118	118
Common Equity (133 units) (h)(j)				7/2/2025			133	133
							304	260	0%
Prime AE Group, Inc.	Business Services
Preferred Equity (900,000 shares) (j)				11/25/2019			900	497	0%

Pronto Plumbing & Drain, Inc.	Utilities: Services
First Lien Debt		(S + 7.00%) / (2.00%)	11.29%/0.00%	5/22/2025	5/22/2030	5,325	5,269	5,269
Revolving Loan ($500 unfunded commitment)(i)(j)		(S + 7.00%) / (2.00%)	11.29%/0.00%	5/22/2025	5/22/2030	—	(5)	—
Common Equity (Units N/A) (h)(j)				5/22/2025			563	563
							5,827	5,832	1%
Puget Collision, LLC	Retail
First Lien Debt (j)(av)		(S + 7.00%) / (2.00%)	11.29%/0.00%	1/4/2024	1/4/2029	22,232	22,056	22,765
Common Equity (310 units) (h)(j)				1/4/2024			810	1,049
							22,866	23,814	3%
QED Technologies International, Inc.	Component Manufacturing
First Lien Debt (q)		(S + 4.75%) / (1.50%)	9.54%0.00%	3/1/2023	3/1/2028	15,551	15,488	15,551
First Lien Debt (j)(q)		(S + 4.75%) / (1.50%)	9.54%0.00%	5/30/2025	3/1/2028	2,103	2,046	2,046
Common Equity (140 shares) (j)				2/28/2023			1,402	4,059
							18,936	21,656	3%
Quest Software US Holdings Inc.	Information Technology Services
First Lien Debt (j)		(S + 1.00%) / (0.50%)	5.31%/6.75%	8/11/2025	2/1/2030	17,398	17,398	16,194	2%

R1 Holdings, LLC (dba RoadOne IntermodaLogistics)	Transportation services
First Lien Debt (j)		(S + 6.25%) / (1.00%)	10.56%/0.00%	12/30/2022	12/30/2028	6,231	6,093	6,231
Subordinated Debt (j)			8.75%/5.00%	12/30/2022	6/30/2029	1,532	1,505	1,455
Common Equity (280,000 units) (j)				12/30/2022			280	138
							7,878	7,824	1%
R.F. Fager Company LLC	Specialty Distribution
Second Lien Debt (j)			12.75%/0.00%	3/4/2024	8/4/2030	18,000	17,923	18,000
Common Equity (12,500 units) (h)(j)				3/4/2024			1,250	1,428
							19,173	19,428	3%
ServicePower, Inc.	Information Technology Services
First Lien Debt (k)(as)			10.50%/5.50%	3/15/2024	3/15/2028	29,573	29,343	29,573
First Lien Debt (j)(ba)			8.25%/0.00%	6/6/2025	3/15/2028	5	5	5
							29,348	29,578	4%
SES Investors, LLC (dba SES Foam) (n)	Building Products Manufacturing
Common Equity (6,000 units) (h)(j)				9/8/2016			—	—	0%

Sogno Toscano LLC	Specialty Distribution
First Lien Debt (bi)		(S + 5.00%) / (2.00%)	9.29%/0.00%	7/2/2025	1/2/2029	8,500	8,441	8,441
Preferred Equity (6 units) (j)				7/2/2025			4,250	4,250
							12,691	12,691	2%
Suited Connector LLC	Information Technology Services
Second Lien Debt (j)(y)			0.00%/13.00%	10/29/2021	6/1/2028	16,000	15,933	1,784
Common Equity (97,808 units) (h)(j)				12/1/2021			857	—
							16,790	1,784	1%
Tedia Company, LLC	Healthcare Products
First Lien Debt (j)		(S + 7.75%) / (1.00%)	12.30%/0.00%	3/4/2022	3/4/2027	14,100	14,075	14,100
Revolving Loan ($2,250 unfunded commitment) (i)(j)		(S + 7.75%) / (1.00%)	12.30%/0.00%	3/4/2022	3/4/2027	—	(6)	—
Subordinated Debt (j)			7.25%/7.25%	3/4/2022	9/4/2027	3,261	3,256	3,527
Preferred Equity (1,000 units) (h)(j)				3/4/2022			1,000	679
							18,325	18,306	3%
Thrust Flight LLC	Business Services
First Lien Debt ($3,339 unfunded commitment)(i)(j)(au)		(S + 5.75%) / (2.00%)	10.03%/0.00%	9/9/2024	9/9/2029	12,586	12,498	12,469
Common Equity (1,050,000 units) (h)(j)				9/9/2024			1,050	787
							13,548	13,256	2%
Tiger Calcium Services Inc. (aq)	Transportation services
Second Lien Debt (j) (ao)			13.00%/0.00%	12/21/2022	7/31/2026	12,500	12,495	12,625	2%

True Environmental Inc.	Business Services
First Lien Debt ($1,125 unfunded commitment)(j)(bj)		(S + 5.50%) / (2.00%)	9.80%/0.00%	5/12/2025	5/12/2030	6,650	6,607	6,607
First Lien Debt ($2,250 unfunded commitment)(bj)		(S + 5.50%) / (2.00%)	9.80%/0.00%	5/12/2025	5/12/2030	13,300	13,214	13,214
Common Equity (312,500 units) (h)(j)				5/12/2025			500	284
							20,321	20,105	3%
UBEO, LLC	Business Services
Common Equity (705,000 units) (h)(j)				4/3/2018			655	1,894	0%

United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)(j)				4/1/2012			891	—
Warrant (57,469 units) (j)(m)				3/5/2012			564	—
							1,455	—	0%
USG AS Holdings, LLC	Utilities: Services
Common Equity (Units N/A) (j)				2/21/2023			4	1,894
							4	1,894	0%
Virginia Tile Company, LLC (n)	Specialty Distribution
Common Equity (Units N/A) (j)				12/19/2014			—	5	0%

Virtex Enterprises, LP	Component Manufacturing
Second Lien Debt (y)		(S + 0.00%) / (2.50%)	4.23%/9.75%	4/13/2022	9/30/2027	11,002	10,906	1,360
Subordinated Debt (y)		(S + 4.00%) / (2.50%)	8.23%/0.00%	9/20/2023	3/31/2027	321	320	265
							11,226	1,625	0%
W50 Holdings, LLC	Business Services
Subordinated Debt (j)			11.50%/0.00%	3/22/2024	3/24/2031	12,500	12,378	12,500
Preferred Equity (Units N/A) ($100 unfunded commitment) (j)				3/21/2024			900	819
							13,278	13,319	2%
White Label Communication, LLC	Information Technology Services
First Lien Debt (j)(ab)		(S + 5.25%) / (1.00%)	9.55%/0.00%	6/30/2025	6/30/2030	24,400	24,256	24,256
Common Equity (536 units) (h)(j)				10/11/2023			—	—
Preferred Equity (5,000 units) (h)(j)				10/11/2023			500	566
							24,756	24,822	3%
Wonderware Holdings, LLC (dba CORE Business Technologies)	Information Technology Services
First Lien Debt (k)(z)		(S + 7.00%) / (1.00%)	11.43%/0.00%	2/10/2021	10/29/2025	8,316	8,316	8,316	1%

World Tours LLC	Consumer Services
First Lien Debt (ay)		(S + 6.50%) / (2.00%)	10.79%/0.00%	11/13/2024	11/13/2029	6,000	5,963	6,000
Preferred Equity (1,000,000 units) (h)(j)				11/13/2024			1,000	1,324
							6,963	7,324	1%
Worldwide Express Operations, LLC	Transportation services
Common Equity (795,000 units) (j)				7/21/2021			795	982
Common Equity (752,380 units) (h)(j)				7/26/2021			225	753
							1,020	1,735	0%
Zonkd, LLC	Component Manufacturing
First Lien Debt (j)			15.00%/0.00%	3/18/2022	3/18/2027	2,200	2,132	2,200
Common Equity (4,987 units) (h)(j)				3/18/2022			169	560
							2,301	2,760	0%

Total Non-control/Non-affiliate Investments							$1,108,840	$1,095,443	154%

Total Investments							$1,169,390	$1,192,748	168%

Money market funds (included in cash and cash equivalents)
Goldman Sachs Financial Square Treasury Obligation Institution CUSIP (38141W323) (ad)			3.99%/0.00%				$57,853	$57,853	8%
Total money market funds							$57,853	$57,853	8%
Total Investments and Money Market Funds							$1,227,243	$1,250,601	176%

(a) See Note 3 to the consolidated financial statements for portfolio composition by geographic location.

(b) Equity ownership may be held in shares or units of companies related to the portfolio companies. The Company’s investments are generally classified as “restricted securities”, unless otherwise noted, as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144. As of September 30, 2025, the Company held restricted securities with an aggregate fair value of $1,192,748, or 168% of the Company's net assets.

(c) All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.

(d) Variable rate investments bear interest at a rate indexed to prime (P) or Secured Overnight Financing Rate (“SOFR”) (S), which are reset monthly, bimonthly, quarterly, or semi-annually. Certain variable rate investments also include a prime or SOFR interest rate floor. For each investment, the Company has provided the spread over the reference rate and the prime or SOFR floor, if any, as of September 30, 2025.

(e) Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of September 30, 2025. Generally, payment-in-kind interest can be paid-in-kind or all in cash.

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

(i) The disclosed commitment represents the unfunded amount as of September 30, 2025. The Company is earning 0.50% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate which will be earned if the commitment is funded.

(j) Investment pledged as collateral for the Revolving Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company's obligations under the Revolving Credit Facility (see Note 6 to the consolidated financial statements).

(k) The portion of the investment not held by the SBIC Funds is pledged as collateral for the Revolving Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company's obligations under the Revolving Credit Facility (see Note 6 to the consolidated financial statements).

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

(s) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.57% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(v) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.09% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(w) The disclosed commitment represents the unfunded amount as of September 30, 2025. The Company is earning 0.75% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

(x) The disclosed commitment represents the unfunded amount as of September 30, 2025. The Company is earning 1.00% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

(y) Investment was on non-accrual status as of September 30, 2025.

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

(ab) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.93% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ac) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of 2.80% and PIK interest amount of 1.28% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ag) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.77% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ak) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.42% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ao) The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company can not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2025, total non-qualifying assets at fair value represented 2.17% of the Company's total assets calculated in accordance with the 1940 Act.

(ap) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of 0.46% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(aq) The headquarters of this portfolio company is located in Canada.

(ar) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.61% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(av) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.70% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ax) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.03% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(bb) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.03% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(bc) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of 2.23% and PIK interest amount of 0.74% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(bg) As of September 30, 2025, the Company is earning an incremental 0.60% interest on the outstanding principal balance.

(bh) The fair value for this investment includes a multiple of invested capital fee equal to (i) the principal amount repaid multiplied by a return percentage that is subject to change based upon the loan repayment date minus (ii) the sum of (a) the principal amount repaid plus (b) all interest paid in cash on such principal amount plus (c) the aggregate amount of fees paid in cash on or prior to the date of such repayment.

(bi) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.25% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(bj) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.22% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(j) Investment pledged as collateral for the Revolving Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company's obligations under the Revolving Credit Facility (see Note 6 to the consolidated financial statements).

(k) The portion of the investment not held by Fidus Mezzanine Capital II, LP or Fidus Mezzanine Capital III, LP, each a wholly owned subsidiary of the Company operating as a small business investment company, is pledged as collateral for the Revolving Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company's obligations under the Revolving Credit Facility (see Note 6 to the consolidated financial statements).

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
•
Off-Balance sheet risk - Some of the Company’s financial instruments contain off-balance sheet risk. Generally, these financial instruments represent future commitments to purchase other financial instruments at defined terms at defined future dates. See Note 7. Commitments and Contingencies for further details.

Fair value of financial instruments: The Company measures and discloses fair value with respect to substantially all of its financial instruments in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. See Note 4. Fair Value Measurements to the consolidated financial statements for further discussion regarding the fair value measurements and hierarchy.

Investment classification: The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies where the Company owns more than 25% of the voting securities of such company or has rights to maintain greater than 50% of the board representation. Under the 1940 Act, “Affiliate Investments” are defined as investments in companies where the Company owns between 5% and 25% of the voting securities of such company. “Non-Control/Non-Affiliate Investments” are those that neither qualify as Control Investments nor Affiliate Investments.

Segments: In accordance with ASC Topic 280 — Segment Reporting, the Company is externally managed and has determined that it has a single reporting segment and operating unit structure, which derives investment income from its portfolio investments. The chief operating decision maker (the “CODM”) assesses performance for the Company based on net investment income, net realized and unrealized gains (losses) from investments, and net increase (decrease) in net assets resulting from operations, which are reported on the consolidated statements of operations. The CODM also may assess the Company's performance by completing an industry benchmarking analysis using the metrics disclosed in Note 10. Financial Highlights. The CODM is the Investment Advisor’s investment committee. Subject to the overall supervision of the Company's board of directors, the Investment Advisor manages the day-to-day operations of, and provides investment advisory and management services to the Company. The information and operating expense categories included in the consolidated statements of operations are fully reflective of the significant expense categories and amounts that are regularly provided to the CODM.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Deferred financing costs: Deferred financing costs consist of fees and expenses paid in connection with the SBA debentures, the Revolving Credit Facility and the Notes (as defined in Note 6). Deferred financing costs are capitalized and amortized to interest and financing expenses over the term of the debt agreement using the effective interest method. Unamortized deferred financing costs are presented as an offset to the corresponding debt liabilities on the consolidated statements of assets and liabilities.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits included in the income tax provision, if any. There were no material uncertain income tax positions at September 30, 2025 and December 31, 2024. The Company’s tax returns are generally subject to examination by U.S. federal and most state tax authorities for a period of three years from the date the respective returns are filed, and, accordingly, tax years after 2022 remain subject to examination.

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

The Company has adopted a dividend reinvestment plan (“DRIP”) that provides for the reinvestment of dividends on behalf of its stockholders, unless a stockholder has elected to receive dividends in cash. As a result, if the Company declares a cash dividend, the Company’s stockholders who have not “opted out” of the DRIP at least two days prior to the dividend payment date will have their cash dividend automatically reinvested into additional shares of the Company’s common stock. The Company has the option to satisfy the share requirements of the DRIP through the issuance of new shares of common stock or through open market purchases of common stock by the DRIP plan administrator. Newly issued shares are valued based upon the final closing price of the Company’s common stock on a date determined by the Board. Shares purchased in the open market to satisfy the DRIP requirements will be valued based upon the average price of the applicable shares purchased by the DRIP plan administrator before any associated brokerage or other costs. See Note 9. Dividends and Distributions to the consolidated financial statements regarding dividend declarations and distributions.

Earnings and net asset value per share: The earnings per share calculations for the three and nine months ended September 30, 2025 and 2024 are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Stock Repurchase Program: The Company has an open market stock repurchase program (the “Stock Repurchase Program”) under which the Company may acquire up to $5,000 of its outstanding common stock. Under the Stock Repurchase Program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by the Company’s management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. Subsequent to fiscal quarter ended September 30, 2025, on November 3, 2025, the Board extended the Stock Repurchase Program through December 31, 2026, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require the Company to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. The Company did not make any repurchases of common stock during the three and nine months ended September 30, 2025 and 2024. Refer to Note 8 for additional information concerning stock repurchases.

Recent accounting pronouncement:

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Improvements to Income Tax Disclosures (Topic 740),” which requires disclosure of additional information pertaining to income taxes. Such changes include disclosing (i) a reconciliation of the effective tax rate to statutory rate for federal, state, and foreign income taxes and (ii) taxes paid (net of refunds received) should be disaggregated for federal, state and foreign taxes. The guidance is effective for annual reporting periods beginning after December 15, 2024 and may be applied on a prospective or retrospective basis. The Company is currently evaluating the impact this ASU will have on its consolidated financial position and disclosures, but the Company does not expect the impact to be material.

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

As of September 30, 2025, the Company had active investments in 92 portfolio companies and residual investments in six portfolio companies that have sold their underlying operations. The aggregate fair value of the total portfolio was $1,192,748 and the weighted average yield on the Company’s debt investments was 13.0% as of such date. As of September 30, 2025, the Company held equity investments in 87.8% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 2.0%.

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

The weighted average yield of the Company’s debt investments is not the same as a return on investment for its stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of all of the Company’s and its subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of September 30, 2025 and December 31, 2024, including accretion of OID and debt investment origination fees, but excluding investments on non-accrual status and investments recorded as a secured borrowing, if any.

Purchases of debt and equity investments for the nine months ended September 30, 2025 and 2024 totaled $284,480 and $274,194, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the nine months ended September 30, 2025 and 2024 totaled $203,319 and $154,109, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	September 30,		December 31,		September 30,		December 31,
	2025		2024		2025		2024
First Lien Debt(1)	$859,375	72.1%	$718,120	65.8%	$856,304	73.2%	$729,084	67.8%
Second Lien Debt	82,267	6.9	83,543	7.7	112,461	9.6	116,250	10.8
Subordinated Debt	107,705	9.0	142,839	13.1	107,392	9.2	142,056	13.2
Equity	143,094	12.0	138,371	12.7	92,415	7.9	84,816	7.9
Warrants	307	-	7,633	0.7	818	0.1	2,951	0.3
Total	$1,192,748	100.0%	$1,090,506	100.0%	$1,169,390	100.0%	$1,075,157	100.0%

(1)

Includes unitranche investments, which account for 46.7% and 47.7% of the Company's portfolio on a fair value and cost basis as of September 30, 2025, respectively. Includes unitranche investments, which account for 39.9% and 40.4% of the Company's portfolio on a fair value and cost basis as of December 31, 2024, respectively.

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Fair Value				Cost
	September 30,		December 31,		September 30,		December 31,
	2025		2024		2025		2024
United States
Midwest	$139,446	11.7%	$120,537	11.1%	$92,054	7.9%	$73,636	6.8%
Southeast	334,454	28.0	339,683	31.2	334,415	28.6	337,762	31.4
Northeast	239,347	20.1	211,758	19.4	237,901	20.3	202,206	18.8
West	201,160	16.9	194,568	17.8	219,615	18.8	232,262	21.6
Southwest	249,785	20.9	211,431	19.4	257,092	22.0	216,802	20.2
Canada	28,556	2.4	12,529	1.1	28,313	2.4	12,489	1.2
Total	$1,192,748	100.0%	$1,090,506	100.0%	$1,169,390	100.0%	$1,075,157	100.0%

The following table shows portfolio composition by type and by geographic region at fair value as a percentage of net assets.

By Type			By Geographic Region
	September 30,	December 31,		September 30,	December 31,
	2025	2024		2025	2024
First Lien Debt	120.9%	109.5%	United States
Second Lien Debt	11.6	12.7	Midwest	19.6%	18.4%
Subordinated Debt	15.1	21.8	Southeast	47.0	51.8
Equity	20.1	21.1	Northeast	33.7	32.3
Warrants	-	1.2	West	28.3	29.7
Total	167.7%	166.3%	Southwest	35.1	32.2
			Canada	4.0	1.9
			Total	167.7%	166.3%

As of September 30, 2025 and December 31, 2024, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio on a fair value or cost basis. As of September 30, 2025 and December 31, 2024, the Company had no investments that exceeded 5% of total assets.

As of September 30, 2025 and December 31, 2024, the Company had debt investments in three and four portfolio companies on non-accrual status, respectively.

	September 30, 2025				December 31, 2024
	Fair				Fair
Portfolio Company	Value		Cost		Value	Cost
Quantum IR Technologies, LLC	$—	(1)	$—	(1)	$—	$11,964
US GreenFiber, LLC	—		5,223		—	5,223
Suited Connector LLC	1,784		15,933		5,505	15,933
Virtex Enterprises, LP	1,625		11,226		4,765	11,259
Total	$3,409		$32,382		$10,270	$44,379

(1) The Company exited its debt investment in such portfolio company and did not hold such investment as of September 30, 2025.

Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of control and affiliate investments as of December 31, 2024 and any additions and reductions made to such investments during the nine months ended September 30, 2025, the ending fair value as of September 30, 2025, and the total investment income earned on such investments during the period.

						Nine Months Ended September 30, 2025
Portfolio Company (1)	September 30, 2025 Principal Amount - Debt Investments	December 31, 2024 Fair Value	Gross Additions (2)	Gross Reductions (3)	September 30, 2025 Fair Value	Net Realized Gains (Losses) (4)	Net Change in Unrealized Appreciation (Depreciation)	Interest Income	Payment-in-kind Interest Income	Dividend Income	Fee Income
Control Investments
US GreenFiber, LLC	$5,226	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total Control Investments	$5,226	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Affiliate Investments
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	$9,602	$24,387	$1,270	$—	$25,657	$—	$1,269	$801	$—	$—	$—
CP Communications, LLC	5,941	8,306	43	(1,919)	6,430	—	28	794	—	—	8
Medsurant Holdings, LLC	—	9,863	10,963	(20,518)	308	10,963	(6,981)	—	—	867	—
Pfanstiehl, Inc.	—	39,923	1,999	—	41,922	—	1,999	—	—	348	—
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	16,500	14,921	4,221	—	19,142	—	2,705	1,663	—	—	16
Steward Holding LLC (dba Steward Advanced Materials)	—	4,624	—	(778)	3,846	—	(778)	—	—	166	—
Total Affiliate Investments	$32,043	$102,024	$18,496	$(23,215)	$97,305	$10,963	$(1,758)	$3,258	$—	$1,381	$24

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

An investment’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s investment portfolio is comprised entirely of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available, with the exception of money market funds, which are valued using Level 1 inputs as of September 30, 2025. Therefore, the Company values such portfolio investments at fair value, as determined in good faith by the Board, using Level 3 inputs with the exception of money market funds that were valued using Level 1 inputs as of September 30, 2025. The degree of judgment exercised by the Board in determining fair value is greatest for investments classified as Level 3 inputs. Due to the inherent uncertainty of determining the fair values of investments that do not have readily available market quotations, the Board’s estimate of fair values may differ significantly from the values that would have been used had a ready market for the securities existed, and those differences may be material. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the amounts ultimately realized on these investments to be materially different than the valuations currently assigned.

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

The Board consulted with the independent third-party valuation firm(s) in arriving at our determination of fair value for 20 and 21 of our portfolio company investments representing 34.1% and 27.5% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended September 30, 2025 and December 31, 2024, respectively) as of September 30, 2025 and December 31, 2024, respectively.

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

The following tables present fair value measurements of investments by major class according to the fair value hierarchy:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$859,375	$859,375
Second Lien Debt	—	—	82,267	82,267
Subordinated Debt	—	—	107,705	107,705
Equity	—	—	143,094	143,094
Warrants	—	—	307	307
Money Market Funds	57,853	—	—	57,853
Total	$57,853	$—	$1,192,748	$1,250,601

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$718,120	$718,120
Second Lien Debt	—	—	83,543	83,543
Subordinated Debt	—	—	142,839	142,839
Equity	—	—	138,371	138,371
Warrants	—	—	7,633	7,633
Money Market Funds	48,715	—	—	48,715
Total	$48,715	$—	$1,090,506	$1,139,221

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the nine months ended September 30, 2025 and 2024.

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2025 and 2024:

	First Lien	Second Lien	Subordinated
	Debt	Debt	Debt	Equity	Warrants	Total
Balance, December 31, 2023	$578,140	$119,561	$135,173	$120,007	$4,768	$957,649
Net realized gains (losses) on investments	(3,280)	(2,100)	—	17,541	—	12,161
Net change in unrealized appreciation (depreciation) on investments	(1,467)	(2,481)	1,256	(5,524)	3,067	(5,149)
Purchase of investments	212,495	33,281	12,500	15,918	—	274,194
Proceeds from sales and repayments of investments	(90,314)	(36,472)	(2,864)	(24,458)	(1)	(154,109)
Interest and dividend income paid-in-kind	822	1,822	3,101	—	—	5,745
Proceeds from loan origination fees	(1,672)	(123)	(157)	—	—	(1,952)
Accretion of loan origination fees	1,503	142	156	—	—	1,801
Accretion of original issue discount	53	277	5	—	—	335
Balance, September 30, 2024	$696,280	$113,907	$149,170	$123,484	$7,834	$1,090,675
Balance, December 31, 2024	$718,120	$83,543	$142,839	$138,371	$7,633	$1,090,506
Net realized gains (losses) on investments	(14,498)	—	—	11,214	8,116	4,832
Net change in unrealized appreciation (depreciation) on investments	23,929	(7,381)	(470)	(2,876)	(5,193)	8,009
Purchase of investments	256,210	13,600	—	14,545	125	284,480
Proceeds from sales and repayments of investments	(137,539)	—	(37,246)	(18,160)	(10,374)	(203,319)
Interest and dividend income paid-in-kind	3,348	2,158	2,378	—	—	7,884
Proceeds from loan origination fees	(1,667)	(90)	—	—	—	(1,757)
Accretion of loan origination fees	1,726	82	199	—	—	2,007
Accretion of original issue discount	101	—	5	—	—	106
Transfers by type	9,645	(9,645)	—	—	—	—
Balance, September 30, 2025	$859,375	$82,267	$107,705	$143,094	$307	$1,192,748

Net change in unrealized appreciation/(depreciation) of $(521) and $(6,578) for the three and nine months ended September 30, 2025 was attributable to Level 3 investments held at September 30, 2025. Net change in unrealized appreciation/(depreciation) of $(2,861) and $1,099 for the three and nine months ended September 30, 2024 was attributable to Level 3 investments held at September 30, 2024.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of September 30, 2025 and December 31, 2024. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Fair Value at	Valuation	Unobservable	Range
	September 30, 2025	Techniques	Inputs	(weighted average)(1)
Debt investments:
First Lien Debt	$859,375	Discounted cash flow	Weighted average cost of capital	7.6% - 56.7% (14.3%)

Second Lien Debt	79,123	Discounted cash flow	Weighted average cost of capital	12.8% - 22.5% (15.1%)
	1,360	Enterprise value waterfall	EBITDA multiples	6.0x - 6.0x (6.0x)
	1,784	Enterprise value waterfall	Revenue multiples	0.7x - 0.7x (0.7x)

Subordinated Debt	107,440	Discounted cash flow	Weighted average cost of capital	11.5% - 20.0% (13.3%)
	265	Enterprise value waterfall	EBITDA multiples	6.0x - 6.0x (6.0x)

Equity investments:
Equity	133,914	Enterprise value waterfall	EBITDA multiples	3.5x - 24.0x (10.0x)
	9,180	Enterprise value waterfall	Revenue multiples	0.7x - 9.0x (5.9x)

Warrants	238	Enterprise value waterfall	EBITDA multiples	3.5x - 3.5x (3.5x)
	69	Enterprise value waterfall	Revenue multiples	4.0x - 4.0x (4.0x)

(1) Unobservable inputs were weighted by the relative fair value of the instruments.

	Fair Value at	Valuation	Unobservable	Range
	December 31, 2024	Techniques	Inputs	(weighted average)(1)
Debt investments:
First Lien Debt	$714,595	Discounted cash flow	Weighted average cost of capital	7.8% - 26.2% (14.5%)
	3,525	Enterprise value waterfall	Asset Coverage	1.0x - 1.0x (1.0x)

Second Lien Debt	79,106	Discounted cash flow (2)	Weighted average cost of capital	13.4% - 55.5% (20.7%)
	4,437	Option Pricing	Volatility of credit	85.0% - 85.0% (85.0%)

Subordinated Debt	142,839	Discounted cash flow	Weighted average cost of capital	10.4% - 20.0% (13.2%)

Equity investments:
Equity	132,741	Enterprise value waterfall	EBITDA multiples	3.5x - 30.0x (11.0x)
	5,630	Enterprise value waterfall	Revenue multiples	0.8x - 9.0x (6.6x)

Warrants	7,633	Enterprise value waterfall	EBITDA multiples	3.5x - 3.5x (3.5x)
	-	Enterprise value waterfall	Revenue multiples	4.0x - 4.0x (4.0x)

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, interest receivable and accounts payable and other liabilities approximate the fair value of such items due to the short maturity of such instruments. The Revolving Credit Facility (as defined in Note 6), the SBA debentures, and the Notes (as defined in Note 6) are recorded at their respective carrying values.

The following tables summarize the carrying value and fair value of the Company’s debt obligations as of September 30, 2025 and December 31, 2024.

	September 30, 2025(5)		December 31, 2024(5)
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
SBA debentures (2)	$191,000	$191,000	$175,000	$175,000
Revolving Credit Facility borrowings (3)	15,000	15,000	45,000	45,000
January 2026 Notes (4)	100,000	98,898	125,000	120,188
November 2026 Notes (4)	125,000	118,856	125,000	114,293
March 2030 Notes (4)	100,000	94,799	—	—
Total	$531,000	$518,553	$470,000	$454,481
(1)
Carrying value represents the outstanding principal balance of the debt obligation.
(2)
The fair value of the SBA debentures is estimated by discounting the remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures, which are Level 3 inputs under ASC Topic 820.
(3)
The fair value of the Revolving Credit Facility, if valued under ASC Topic 820, are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
(4)
The fair value of the January 2026 Notes (as defined in Note 6), the November 2026 Notes (as defined in Note 6), and the March 2030 Notes (as defined in Note 6) are estimated by discounting the remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date, which are Level 3 inputs under ASC Topic 820.
(5)
Totals exclude $12,816 and $13,674 of Secured Borrowings as of September 30, 2025 and December 31, 2024, respectively.

The following table summarizes the inputs used to value the Company’s debt obligations if measured at fair value as of September 30, 2025 and December 31, 2024.

	Fair Value
	September 30,	December 31,
Valuation Inputs	2025	2024
Level 1	$—	$—
Level 2	—	—
Level 3	518,553	454,481
Total	$518,553	$454,481

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than cash or cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The Board accepted a voluntary, non-contractual, and unconditional waiver from the Investment Advisor to exclude any investments recorded as secured borrowings as defined under GAAP from the base management fee payable effective April 1, 2021. See Note 6. Borrowings – Secured Borrowings for more information about the secured borrowings. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement for the three and nine months ended September 30, 2025 was $5,253 and $15,281, respectively, and $4,848 and $13,986 for the three and nine months ended September 30, 2024, respectively. The base management fee waiver for the three and nine months ended September 30, 2025 was $57 and $175, respectively, and $64 and $200 for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025 and December 31, 2024, the base management fee payable (net of the base management fee waiver) was $5,195 and $4,805, respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee for the three and nine months ended September 30, 2025 was $4,371 and $13,819, respectively, and $5,059 and $14,072 for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025 and December 31, 2024, the income incentive fee payable was $4,371 and $4,477, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid in cash to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and losses since the Company's IPO on June 24, 2011 (realized capital gains and losses include realized gains and losses on investments, net of income tax provision from realized gains on investments, and realized losses on extinguishment of debt, but excluding income tax (provision) benefit from deemed distribution of long term capital gains), and the aggregate unrealized capital depreciation on investments as of the date of the calculation. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains on investments, less cumulative aggregate tax (provision) benefit on realized gains (losses), less cumulative aggregate realized capital losses on investments, less aggregate unrealized capital depreciation on investments, and less cumulative aggregate realized losses on extinguishment of debt. If this number is positive at the end of such year, then the capital gains incentive fee to be paid in cash for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of September 30, 2025 and December 31, 2024, the capital gains incentive fee payable in cash was $407 and zero, respectively. The aggregate amount of capital gains incentive fees paid from the IPO through September 30, 2025 was $17,577.

In addition, the Company accrues, but does not pay in cash, a capital gains incentive fee in connection with any unrealized capital appreciation on investments, as applicable. If, on a cumulative basis, the sum of (i) net realized gains/(losses) on investments, net of income tax (provision) benefit from realized gains on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of (i) net realized gains/(losses) on investments, net of income tax (provision) benefit from realized gains on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt. The capital gains incentive fee accrued (reversed) during the three and nine months ended September 30, 2025 was $354 and $1,972, respectively, and $(987) and $942 for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025 and December 31, 2024, the accrued capital gains incentive fee payable was $16,675 and $14,703, respectively.

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

Administration Agreement: The Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. On June 11, 2025, the Board approved the renewal of the Administration Agreement for the period from June 20, 2025 through June 20, 2026. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides clerical, bookkeeping, and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies on the Company's behalf to those portfolio companies that have accepted the Company's offer to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies, including “dead deal” expenses. Under the Administration Agreement, administrative service expenses for the three and nine months ended September 30, 2025 was $708 and $2,064, respectively, and $688 and $1,894 for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025 and December 31, 2024, the accrued administrative service expense payable was $835 and $934, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 6. Debt

Revolving Credit Facility: On June 16, 2014, FIC entered into a senior secured revolving credit agreement (the senior secured revolving credit facility thereunder, the “Revolving Credit Facility”) with ING Capital LLC (“ING”), as the administrative agent, collateral agent, and lender. The Revolving Credit Facility is secured by certain portfolio investments held by the Company, but portfolio investments held by the SBIC Funds are not collateral for the Revolving Credit Facility. On April 24, 2019, the Company entered into an Amended & Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Agreement”) among the Company, as borrower, the lenders party thereto, and ING, as administrative agent. On June 26, 2020, the Company entered into an amendment to the Revolving Credit Agreement that, among other changes, modified certain financial covenants. On August 17, 2022, the Company entered into a second amendment to the Revolving Credit Agreement ("Second Amendment"). The Second Amendment, among other things: (i) changed the underlying benchmark used to compute interest under the Revolving Credit Agreement to SOFR from LIBOR; (ii) reduced the applicable margin from 3.00% to 2.675% on SOFR loans prior to satisfying certain step-down conditions, and from 2.675% to 2.50% after satisfying certain step-down conditions, with commensurate reductions in the applicable margins for base rate loans; (iii) provided for a loan commitment availability period ending on August 17, 2026; (iv) extended the maturity date to August 17, 2027 from April 24, 2023; and (v) amended certain financial covenants, including (a) amending the asset coverage ratio to no less than 1.50 to 1.00 from no less than 2.00 to 1.00 (on a regulatory basis); and (b) requiring the Company to maintain a senior asset coverage ratio of no less than 2.00 to 1.00. On July 25, 2024, the Company entered into an incremental commitment agreement that increased the total commitment under the Revolving Credit Facility from $100,000 to $140,000.

The Company pays a commitment fee that varies depending on the size of the unused portion of the Revolving Credit Facility: 2.500% to 2.675% per annum on the unused portion of the Revolving Credit Facility at or below 35% of the commitments and 0.50% per annum on any remaining unused portion of the Revolving Credit Facility between the total commitments and the 35% minimum utilization. The Revolving Credit Facility is secured by a first priority security interest in all of our assets, excluding the assets of our SBIC subsidiaries.

Amounts available to borrow under the Revolving Credit Facility are subject to a minimum borrowing/collateral base that applies an advance rate to certain investments held by the Company, excluding investments held by the SBIC Funds. The Company is subject to limitations with respect to the investments securing the Revolving Credit Facility, including, but not limited to, restrictions on sector concentrations, loan size, payment frequency and status and collateral interests, as well as restrictions on portfolio company leverage, which may also affect the borrowing base and therefore amounts available to borrow.

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. As of September 30, 2025 and December 31, 2024, the Company was in compliance in all material respects with the terms of the Revolving Credit Agreement.

Subsequent to the fiscal quarter ended September 30, 2025, the Company terminated in full the Revolving Credit Agreement. See Note 11. Subsequent Events for more information.

SBA debentures: The SBIC Funds use debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs; such debentures have 10-year terms with the entire principal balance due at maturity and are guaranteed by the SBA. Interest on SBA debentures is payable semi-annually on March 1 and September 1. As of September 30, 2025 and December 31, 2024, approved and unused SBA debenture commitments were $130,500 and $175,000, respectively. The SBA may limit the amount that may be drawn each year under any SBA debenture commitments, and each issuance of leverage is conditioned on such SBIC Fund’s full compliance, as determined by the SBA, with the terms and conditions under SBA regulations.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

As of September 30, 2025 and December 31, 2024, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling	Maturity	Fixed	September 30,	December 31,
Date (1)	Date	Interest Rate	2025	2024
9/25/2019	9/1/2029	2.377%	$7,500	$7,500
3/25/2020	3/1/2030	2.172	6,000	6,000
9/22/2021	9/1/2031	1.398	11,500	11,500
3/23/2022	3/1/2032	3.209	43,000	43,500
9/21/2022	9/1/2032	4.533	17,500	17,500
3/22/2023	3/1/2033	5.439	4,000	4,000
3/22/2023	3/1/2033	5.341	3,000	3,000
3/22/2023	3/1/2033	5.341	3,000	3,000
3/22/2023	3/1/2033	5.439	5,000	5,000
3/22/2023	3/1/2033	5.439	5,000	5,000
3/22/2023	3/1/2033	5.341	7,000	7,000
3/22/2023	3/1/2033	5.341	4,000	4,000
9/20/2023	9/1/2033	5.861	5,000	8,000
9/20/2023	9/1/2033	5.861	—	12,000
9/20/2023	9/1/2033	5.861	—	5,000
9/20/2023	9/1/2033	5.861	—	8,000
9/20/2023	9/1/2033	5.735	3,000	3,000
3/20/2024	3/1/2034	5.082	3,000	3,000
3/20/2024	3/1/2034	5.082	12,000	12,000
3/20/2024	3/1/2034	5.082	2,000	2,000
3/20/2024	3/1/2034	5.082	2,000	2,000
3/20/2024	3/1/2034	5.082	3,000	3,000
3/26/2025	3/1/2035	5.310	19,500	—
9/25/2025	9/1/2035	4.879	10,000	—
9/25/2025	9/1/2035	4.879	10,000	—
(2)	(2)	(2)	5,000	—
Total outstanding SBA debentures			$191,000	$175,000

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)

The Company issued SBA debentures which will pool in March 2026. Until the pooling date, the debentures bear interest at a fixed interim interest rate of 4.74%. The Company expects the current interim interest rates will reset to a higher long-term fixed rate on the pooling date.

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

Each of the Notes are unsecured obligations of the Company and rank pari passu with the Company’s existing and future unsecured indebtedness; effectively subordinated to all of the Company’s existing and future secured indebtedness; and structurally subordinated to all existing and future indebtedness and other obligations of any of its subsidiaries, financing vehicles, or similar facilities the Company may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities, including the Revolving Credit Facility.

Secured Borrowing

As of September 30, 2025 and December 31, 2024, the carrying value of secured borrowings totaled $12,816 and $13,674, respectively, and the fair value of the associated loans included in investments was $12,734 and $13,505, respectively. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets that did not meet the definition of a “participating interest” as defined in ASC 860 (see Note 2. Significant Accounting Policies - Partial loan and equity sales for more information). As a result, sale treatment was not permitted and these partial loan sales were treated as secured borrowings. The weighted average interest rate on our secured borrowings was approximately 8.2% and 8.6% as of September 30, 2025, and December 31, 2024, respectively.

Senior Securities

As of September 30, 2025 and December 31, 2024, the aggregate amount outstanding of the senior securities (including secured borrowings) issued by the Company was $352,816 and $308,674, respectively, for which our asset coverage was 301.5% and 312.4%, respectively. The SBA debentures are excluded from the definition “senior securities” in the asset coverage requirement applicable to the Company under the 1940 Act pursuant to exemptive relief granted to us by the SEC on June 30, 2014. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as the Company’s consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

Interest and Financing Expenses

Interest and fees related to the Company’s debt for the three and nine months ended September 30, 2025 and 2024 which are included in interest and financing expenses on the consolidated statements of operations, were as follows:

	Three Months Ended September 30, 2025
		Revolving
	SBA	Credit	Secured
	debentures	Facility	Borrowings	Notes	Total
Stated interest expense	$2,176	$475	$306	$3,982	$6,939
Amortization of deferred financing costs	205	100	-	405	710
Total interest and financing expenses	$2,381	$575	$306	$4,387	$7,649

	Three Months Ended September 30, 2024
		Revolving
	SBA	Credit	Secured
	debentures	Facility	Borrowings	Notes	Total
Stated interest expense	$1,903	$633	$396	$2,577	$5,509
Amortization of deferred financing costs	149	86	-	282	517
Total interest and financing expenses	$2,052	$719	$396	$2,859	$6,026

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Nine Months Ended September 30, 2025
		Revolving
	SBA debentures	Credit Facility	Secured Borrowings	Notes	Total
Stated interest expense	$6,167	$2,130	$935	$10,935	$20,167
Amortization of deferred financing costs	601	297	-	1,126	2,024
Total interest and financing expenses	$6,768	$2,427	$935	$12,061	$22,191
Weighted average stated interest rate, period end	4.139%	8.925%	8.242%	4.885%	4.857%
Effective interest rate (1)	4.565%	9.211%	8.242%	5.386%	5.325%
Unused commitment fee rate, period end	N/A	1.092%	N/A	N/A	1.092%

	Nine Months Ended September 30, 2024
		Revolving
	SBA debentures	Credit Facility	Secured Borrowings	Notes	Total
Stated interest expense	$5,905	$1,703	$1,208	$7,733	$16,549
Amortization of deferred financing costs	479	234	-	838	1,551
Total interest and financing expenses	$6,384	$1,937	$1,208	$8,571	$18,100
Weighted average stated interest rate, period end	4.316%	7.859%	8.915%	4.125%	4.647%
Effective interest rate (1)	4.658%	8.145%	8.915%	4.576%	5.043%
Unused commitment fee rate, period end	N/A	0.696%	N/A	N/A	0.696%

(1) The effective interest rate is equal to the weighted average stated interest rate plus the amortization of deferred financing costs.

Realized Losses on Extinguishment of Debt

During the three and nine months ended September 30, 2025, the Company prepaid $16,500 and $28,500 of SBA debentures, respectively, which were scheduled to mature on dates ranging from 2032 to 2033. During the nine months ended September 30, 2025, the Company redeemed $25,000 of the January 2026 Notes, and the Company did not redeem any of the January 2026 Notes during the three months ended September 30, 2025. During the nine months ended September 30, 2024, the Company prepaid $35,000 of SBA debentures, which were scheduled to mature on dates ranging from 2026 to 2027, and the Company did not prepay any SBA debentures during the three months ended September 30, 2024. As a result of the prepayments and the partial redemptions, during the three and nine months ended September 30, 2025 the Company recognized realized losses on extinguishment of debt of $304 and $630, respectively, and zero and $521 equal to the write-off of the related unamortized deferred financing costs, during the three and nine months ended September 30, 2024, respectively.

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations, using the effective interest method, over the term of the respective financing instrument. Deferred financing costs related to the SBA debentures, the Revolving Credit Facility, and the Notes as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025				December 31, 2024
		Revolving				Revolving
	SBA	Credit			SBA	Credit
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
SBA debenture commitment fees	$3,500	$—	$—	$3,500	$3,500	$—	$—	$3,500
SBA debenture leverage fees	5,343	—	—	5,343	4,261	—	—	4,261
Revolving Credit Facility upfront fees	—	4,717	—	4,717	—	4,717	—	4,717
Notes underwriting discounts	—	—	7,005	7,005	—	—	5,005	5,005
Notes debt issuance costs	—	—	1,737	1,737	—	—	685	685
Total deferred financing costs	8,843	4,717	8,742	22,302	7,761	4,717	5,690	18,168
Less: accumulated amortization	(2,815)	(3,968)	(5,253)	(12,036)	(1,660)	(3,671)	(4,052)	(9,383)
Unamortized deferred financing costs	$6,028	$749	$3,489	$10,266	$6,101	$1,046	$1,638	$8,785

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures, the Revolving Credit Facility and the Notes liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of September 30, 2025 and December 31, 2024:

	September 30, 2025(1)				December 31, 2024(1)
		Revolving				Revolving
	SBA	Credit			SBA	Credit
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
Outstanding debt	$191,000	$15,000	$325,000	$531,000	$175,000	$45,000	$250,000	$470,000
Less: unamortized deferred financing costs	(6,028)	(749)	(3,489)	(10,266)	(6,101)	(1,046)	(1,638)	(8,785)
Debt, net of deferred financing costs	$184,972	$14,251	$321,511	$520,734	$168,899	$43,954	$248,362	$461,215
(1)
Total excludes $12,816 and $13,674 of Secured Borrowings as of September 30, 2025 and December 31, 2024, respectively.

As of September 30, 2025, the Company’s debt liabilities are scheduled to mature as follows:(1)

		Revolving
	SBA	Credit	Secured
Year	debentures	Facility (2)	Borrowings	Notes	Total
2026	$—	$—	$12,476	$225,000	$237,476
2027	—	15,000	—	—	15,000
2028	—	—	335	—	335
2029	7,500	—	5	—	7,505
2030	6,000	—	—	100,000	106,000
Thereafter	177,500	—	—	—	177,500
Total	$191,000	$15,000	$12,816	$325,000	$543,816

(1)

The table above presents scheduled maturities of the Company’s outstanding debt liabilities as of a point in time pursuant to the terms of those instruments. The timing of actual repayments of outstanding debt liabilities may not ultimately correspond with the scheduled maturity dates depending on the terms of the underlying instruments and the potential for earlier prepayments.

(2)	The Revolving Credit Facility matures on August 17, 2027.

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to portfolio companies to fund various undrawn revolving loans, other debt investments and capital commitments totaling $31,868 and $12,363 as of September 30, 2025 and December 31, 2024, respectively. Such outstanding commitments are summarized in the following table:

	September 30, 2025		December 31, 2024
	Total	Unfunded	Total	Unfunded
Portfolio Company - Investment	Commitment	Commitment	Commitment	Commitment
Acendre Midco, Inc. - Revolving Loan	$1,000	$—	$1,000	$—
Ad Info Parent, Inc. (dba MediaRadar) - Revolving Loan	1,442	1,442	1,442	865
Axis Medical Technologies LLC (dba MoveMedical) - Revolving Loan	800	800	800	800
Choice Technology Solutions, LLC (dba Choice Merchant Solutions, LLC) - Revolving Loan	—	—	1,000	1,000
Detechtion Holdings, LLC - First Lien Debt	1,250	1,250	—	—
Detechtion Holdings, LLC - Revolving Loan	1,000	1,000	1,000	1,000
Elements Brands, LLC - Revolving Loan	—	—	1,500	—
Enterprise Asset Management FM Purchaser, Inc. (dba MCIM) - First Lien Debt	3,000	3,000	—	—
Fraser Steel LLC - Revolving Loan	2,000	2,000	—	—
Fishbowl Solutions, LLC - Revolving Loan	3,000	3,000	3,000	2,223
GMP HVAC, LLC (dba McGee Heating & Air, LLC) - Revolving Loan	—	—	1,500	1,500
Laboratory Testing, LLC - Revolving Loan	4,000	3,427	—	—
Mayesh Wholesale Florist, LLC - First Lien Debt	2,000	2,000	—	—
NWS Technologies, LLC - First Lien Debt	1,900	1,259	—	—
PayEntry Financial Services, Inc. (dba Payentry) - Second Lien (DDTL B)	1,563	1,563	—	—
PayEntry Financial Services, Inc. (dba Payentry) - Second Lien (DDTL B)	1,563	1,563	—	—
Pronto Plumbing & Drain, Inc. - Revolving Loan	500	500	—	—
Tedia Company, LLC - Revolving Loan	2,250	2,250	2,250	2,250
Thrust Flight LLC - First Lien Debt	3,500	3,339	2,625	2,625
True Environmental Inc. - First Lien Debt	3,375	3,375	—	—
W50 Holdings, LLC - Preferred Equity	1,000	100	1,000	100
Total	$35,143	$31,868	$17,117	$12,363

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Additional detail for each of the commitments above is provided in the Company’s consolidated schedules of investments. As of September 30, 2025 and December 31, 2024, the Company had sufficient liquidity coverage to satisfy these unfunded commitments. Cash and cash equivalents were $62,324 and $57,159 and available borrowings under the Revolving Credit Facility were $125,000 and $95,000 as of September 30, 2025 and December 31, 2024, respectively.

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

Equity ATM Program

On November 10, 2022, the Company established the at-the-market program (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through Raymond James & Associates, Inc. and B. Riley Securities, Inc., each as sales agents, shares of the Company’s common stock having an aggregate offering price of up to $50,000. On August 11, 2023, the Company increased the maximum amount of shares to be sold through the ATM Program to $150,000 from $50,000. On February 29, 2024, the Company increased the maximum amount of shares to be sold through the ATM Program to $300,000 from $150,000. The gross proceeds raised, the related sales agent commissions and the offering expenses, the net proceeds raised, and the average price at which shares were issued under the ATM Program for the nine months ended September 30, 2025 and 2024 are as follows:

		Average		Underwriting
	Number of	Offering	Gross	Fees and	Net
	Shares	Price	Proceeds	Commissions	Proceeds (1)
Nine Months Ended September 30, 2024
January 1, 2024 through March 31, 2024	987,170	$19.66	$19,408	$228	$19,180
April 1, 2024 through June 30, 2024	1,691,336	19.80	33,489	458	33,031
July 1, 2024 through September 30, 2024	714,995	20.01	14,304	215	14,089
Total	3,393,501	$19.80	$67,201	$901	$66,300
Nine Months Ended September 30, 2025
January 1, 2025 through March 31, 2025	1,019,812	$20.58	$20,987	$315	$20,672
April 1, 2025 through June 30, 2025	376,625	20.34	7,660	115	7,545
July 1, 2025 through September 30, 2025	933,165	21.31	19,888	299	19,589
Total	2,329,602	$20.83	$48,535	$729	$47,806

(1) Net proceeds exclude amortization of deferred equity financing costs.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Through September 30, 2025, the Company has sold 11,693,846 shares of common stock under the ATM Program at a weighted-average price of $19.97, raising $233,507 of gross proceeds. Net proceeds were $230,302 after commissions to the sales agents on shares sold. As of September 30, 2025, the Company has $66,493 available under the ATM Program.

Stock Repurchase Program

As described in Note 2, the Company has a Stock Repurchase Program under which the Company may acquire up to $5,000 of its outstanding common stock. The Company did not make any repurchases of common stock during the three and nine months ended September 30, 2025 and 2024.

DRIP Program

The Company issued 34,803 and 103,614 shares of common stock under the DRIP during the three and nine months ended September 30, 2025, respectively. The Company issued 38,417 and 82,172 shares of common stock under the DRIP during the three and nine months ended September 30, 2024, respectively. Refer to Note 9. Dividends and Distributions for additional information regarding the issuance of shares under the DRIP.

The Company had 36,347,868 and 33,914,652 shares of common stock outstanding as of September 30, 2025 and December 31, 2024, respectively.

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the last two fiscal years and for the nine months ended September 30, 2025.

						DRIP				DRIP
Date	Record	Payment	Amount	Total	Cash	Shares		DRIP		Share
Declared	Date	Date	Per Share	Distribution	Distribution	Value		Shares		Issue Price
Year Ended December 31, 2023:
2/15/2023	3/22/2023	3/29/2023	$0.41	$10,245	$10,245	$—	(3)	—	(3)	—
2/15/2023 (2)	3/22/2023	3/29/2023	0.15	3,748	3,748	—	(3)	—	(3)	—
2/15/2023 (1)	3/22/2023	3/29/2023	0.10	2,499	2,499	—	(3)	—	(3)	—
5/02/2023	6/21/2023	6/28/2023	0.41	10,340	9,987	353		18,061		19.56
5/02/2023 (2)	6/21/2023	6/28/2023	0.19	4,792	4,628	164		8,370		19.56
5/02/2023 (1)	6/21/2023	6/28/2023	0.10	2,522	2,436	86		4,405		19.56
8/01/2023	9/20/2023	9/27/2023	0.41	11,666	11,666	—	(3)	—	(3)	—
8/01/2023 (2)	9/20/2023	9/27/2023	0.21	5,975	5,975	—	(3)	—	(3)	—
8/01/2023 (1)	9/20/2023	9/27/2023	0.10	2,845	2,845	—	(3)	—	(3)	—
10/30/2023	12/20/2023	12/27/2023	0.43	13,061	13,061	—	(3)	—	(3)	—
10/30/2023 (2)	12/20/2023	12/27/2023	0.27	8,200	8,200	—	(3)	—	(3)	—
10/30/2023 (1)	12/20/2023	12/27/2023	0.10	3,037	3,037	—	(3)	—	(3)	—
			$2.88	$78,930	$78,327	$603		30,836
Year Ended December 31, 2024:
2/13/2024	3/20/2024	3/27/2024	$0.43	$13,513	$13,513	$—	(3)	—	(3)	—
2/13/2024 (2)	3/20/2024	3/27/2024	0.22	6,914	6,914	—	(3)	—	(3)	—
4/29/2024	6/19/2024	6/26/2024	0.43	14,240	13,623	617		31,889		19.36
4/29/2024 (2)	6/19/2024	6/26/2024	0.16	5,299	5,069	230		11,866		19.36
7/29/2024	9/19/2024	9/26/2024	0.43	14,567	14,002	565		28,981		19.50
7/29/2024 (2)	9/19/2024	9/26/2024	0.14	4,743	4,560	183		9,436		19.50
10/28/2024	12/17/2024	12/27/2024	0.43	14,583	14,583	—	(3)	—	(3)	—
10/28/2024 (2)	12/17/2024	12/27/2024	0.18	6,105	6,105	—	(3)	—	(3)	—
			$2.42	$79,964	$78,369	$1,595		82,172
Nine Months Ended September 30, 2025:
2/18/2025	3/20/2025	3/27/2025	$0.43	$14,935	$14,377	$558		28,862		19.33
2/18/2025 (2)	3/20/2025	3/27/2025	0.11	3,820	3,677	143		7,383		19.33
5/5/2025	6/13/2025	6/25/2025	0.43	15,200	14,698	502		25,932		19.39
5/5/2025 (2)	6/13/2025	6/25/2025	0.11	3,888	3,760	128		6,634		19.39
8/4/2025	9/18/2025	9/25/2025	0.43	15,587	15,073	514		26,255		19.57
8/4/2025 (2)	9/18/2025	9/25/2025	0.14	5,074	4,907	167		8,548		19.57
			$1.65	$58,504	$56,492	$2,012		103,614

(1)	Special dividend
(2)	Supplemental dividend
(3)

Except for the shares issued pursuant to the DRIP as reflected in the table above, during the nine months ended September 30, 2025 and the years ended December 31, 2024 and 2023, the Company directed the DRIP plan administrator to repurchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock in lieu of issuing new shares. Accordingly, the Company purchased and reissued shares to satisfy the DRIP obligation as follows:

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Number of
	Shares	Average
	Purchased	Price Paid	Total
Year Ended December 31, 2023:	and Reissued	Per Share	Amount Paid
January 1, 2023 through March 31, 2023	25,512	$19.22	$490
April 1, 2023 through June 30, 2023	—	—	—
July 1, 2023 through September 30, 2023	39,962	19.21	768
October 1, 2023 through December 31, 2023	45,047	19.83	893
Total	110,521	$19.46	$2,151

Number of
	Shares	Average
	Purchased	Price Paid	Total
Year Ended December 31, 2024:	and Reissued	Per Share	Amount Paid
January 1, 2024 through March 31, 2024	43,050	$19.78	$852
April 1, 2024 through June 30, 2024	—	—	—
July 1, 2024 through September 30, 2024	—	—	—
October 1, 2024 through December 31, 2024	29,537	20.99	620
Total	72,587	$20.28	$1,472

Number of
	Shares	Average
	Purchased	Price Paid	Total
Nine Months Ended September 30, 2025:	and Reissued	Per Share	Amount Paid
January 1, 2025 through March 31, 2025	—	$—	$—
April 1, 2025 through June 30, 2025	—	—	—
July 1, 2025 through September 30, 2025	—	—	—
Total	—	$—	$—

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 10. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Per share data:
Net asset value at beginning of period	$19.33	$19.37
Net investment income (1)	1.55	1.74
Net realized gain (loss) on investments, net of tax (provision) (1)	0.07	0.34
Net unrealized appreciation (depreciation) on investments (1)	0.23	(0.17)
Realized losses on extinguishment of debt (1)	(0.02)	(0.02)
Total increase from investment operations (1)	1.83	1.89
Accretive (dilutive) effect of share issuances and repurchases	0.08	-
Dividends declared to stockholders	(1.65)	(1.81)
Other (11)	(0.03)	(0.03)
Net asset value at end of period	$19.56	$19.42
Market value at end of period	$20.26	$19.60
Shares outstanding at end of period	36,347,868	33,914,652
Weighted average shares outstanding during the period	34,991,361	32,138,865
Net assets at end of period	$711,034	$658,761
Average net assets (6)	$684,232	$625,835
Ratios to average net assets:
Total expenses (2)(4)(10)	11.9%	11.5%
Net investment income (5)	10.6%	11.9%
Total return based on market value (3)	0.4%	9.1%
Total return based on net asset value (8)	9.5%	9.8%
Portfolio turnover ratio (9)	23.6%	19.7%
Supplemental Data:
Weighted average debt outstanding (7)	$531,127	$462,275
Weighted average debt per share (1)	$15.18	$14.38

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
(7)
Weighted average debt outstanding is calculated based upon the number of days that the total outstanding debt balances, including secured borrowings, are outstanding during the nine months ended September 30, 2025 and 2024.
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
(9)
Annualized.
(10)
The following are schedules of supplemental expense ratios to average net assets:

	Nine Months Ended September 30,
Ratio to average net assets:	2025	2024
Expenses other than incentive fee (4)	8.8%	8.3%
Incentive fee, net of incentive fee waiver (4)(9)	3.1%	3.2%
Total expenses (4)	11.9%	11.5%

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Nine Months Ended September 30,
Ratio to average net assets:	2025	2024
Total expenses, before base management fee waiver (4)	12.0%	11.5%
Base management fee waiver (4)(9)	(0.1%)	0.0%
Total expenses (4)	11.9%	11.5%

(11)
Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date, or other rounding.

Note 11. Subsequent Events

Portfolio and Investment Activity

On October 1, 2025, the Company invested $16,000 in first lien debt, $1,000 in common equity, and committed up to an additional $250 in common equity in Bobcat of Connecticut, LLC, a leading regional equipment dealer distributing new/used equipment and selling post-sale parts, service and rental solutions in the Northeast U.S.

On October 17, 2025, the Company invested $23,201 in first lien debt in GPS Insight, Inc., a provider of fleet management and field service software.

On October 20, 2025, the Company exited its preferred and common equity investments in Aldinger Company. The Company received a distribution on its preferred and common equity investments for a realized gain of approximately $2,327.

On October 22, 2025, the Company exited its common equity investment in GP&C Operations, LLC (dba Garlock Printing and Converting). The Company received a distribution on its common equity investment for a realized gain of approximately $600.

On October 24, 2025, the Company exited its subordinated debt investment in AmeriWater, LLC. The Company received payment in full of $2,511 on its subordinated debt.

Issuance of Additional March 2030 Notes

On October 3, 2025, the Company issued an additional $100,000 in aggregate principal amount of the March 2030 Notes (the “New March 2030 Notes”). The New March 2030 Notes are treated as a single series with the March 2030 Notes under the governing indenture and have the same terms as the March 2030 Notes (except the issue date, the offering price and the initial interest payment date). The New March 2030 Notes have the same CUSIP number and are fungible and rank equally with the March 2030 Notes. Upon issuance of the New March 2030 Notes, the outstanding aggregate principal amount of the March 2030 Notes was $200,000.

SBA Debentures

On October 14, 2025, the Company issued an additional $3,500 in SBA debentures, which will bear interest at a fixed interim interest rate of 4.74% until the pooling date in March 2026.

On October 21, 2025, the Company issued an additional $13,000 in SBA debentures, which will bear interest at a fixed interim interest rate of 4.73% until the pooling date in March 2026.

SPV Credit Facility

On October 16, 2025, the Company entered into a credit and security agreement (the “SPV Credit Agreement”) relating to a special purpose vehicle credit facility (the “SPV Credit Facility”) by and among FIC Funding, LLC (the “SPV”), as borrower, the Company, as servicer and equityholder, ING, as administrative agent (the “Administrative Agent”) and lead arranger, Western Alliance Trust Company, N.A., as custodian, collateral agent, and collateral administrator, and the lenders from time to time parties thereto. The SPV Credit Facility provides for $175 million of initial commitments, and has an accordion feature that allows for an increase of the total commitments to up to $250 million, subject to certain conditions (including the consent of the Administrative Agent). The SPV Credit Facility has a reinvestment period until October 16, 2029 and matures on October 16, 2030. The advances under the SPV Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to one-month Term SOFR plus 0.11448% and an applicable margin ranging from 2.500% to 2.675%. The SPV pays a commitment fee that varies depending on the size of the unused portion of the SPV Credit Facility: (1) if the utilized portion of the aggregate commitments as of the close of business on such day is less than 35% of the aggregate commitments (the “Minimum Utilization Amount”), the commitment fee will equal the sum of (a) the then applicable margin multiplied by (i) the Minimum Utilization Amount minus (ii) the aggregate

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

outstanding principal balance of the advances on such day and (b) 0.50% multiplied by 65% of the commitments and (2) if the utilized portion of the aggregate commitments is greater than or equal to the Minimum Utilization Amount, the commitment fee will equal 0.50% multiplied by the unused amount of the commitments.

Borrowing under the SPV Credit Facility is subject to, among other things, a minimum borrowing base. The SPV Credit Facility is secured primarily by a pledge of 100% of the equity interest in the SPV held by the Company and the SPV’s assets, which consist of certain bank loans or securities. The SPV has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

Termination of Revolving Credit Facility

On October 16, 2025, the Company terminated in full (i) the Revolving Credit Agreement and (ii) the amended and restated guarantee, pledge and security agreement, dated as of April 24, 2019 (as amended from time to time, the “Guarantee and Security Agreement”), by and among the Company, as borrower, the subsidiary guarantors party thereto, ING, as revolving administrative agent, each financing agent and designated indebtedness holder party thereto, and ING, as collateral agent. The Revolving Credit Agreement and the Guarantee and Security Agreement were terminated concurrently with the satisfaction of all obligations and liabilities of the Company to the lending parties thereunder, including, without limitation, payments of principal and interest, other fees, breakage costs and other amounts owing to the lending parties.

Distributions

On November 3, 2025, the Board declared a regular quarterly dividend of $0.43 per share and a supplemental dividend of $0.07 per share payable on December 29, 2025, to stockholders of record as of December 19, 2025.

Full Redemption of January 2026 Notes

On November 3, 2025, the Company fully redeemed the outstanding $100,000 in aggregate principal amount of the January 2026 Notes for a total redemption price of $101,227, which equaled 100% of the aggregate principal amount of the January 2026 Notes being redeemed on redemption date, plus accrued and unpaid interest to, but excluding, the redemption date.

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

Portfolio Composition, Investment Activity and Yield

During the nine months ended September 30, 2025 and 2024, we invested $284.5 million and $274.2 million, respectively, in debt and equity investments including twelve and eleven new portfolio companies, respectively. During the nine months ended September 30, 2025 and 2024, we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $203.3 million and $154.1 million, respectively, including an exit of five portfolio companies and six portfolio companies, respectively. The following table summarizes purchases of investments and sales and repayments of investments by type for the nine months ended September 30, 2025 and 2024 (dollars in millions).

	Purchases of Investments				Sales and Repayments of Investments
	Nine months ended September 30,
	2025		2024		2025		2024
First Lien Debt(1)	$256.2	90.1%	$212.5	77.5%	$137.5	67.6%	$90.3	58.6%
Second Lien Debt	13.6	4.8	33.3	12.1	—	—	36.5	23.7
Subordinated Debt	—	—	12.5	4.6	37.2	18.3	2.9	1.9
Equity	14.6	5.1	15.9	5.8	18.2	9.0	24.4	15.8
Warrants	0.1	—	—	—	10.4	5.1	—	—
Total	$284.5	100.0%	$274.2	100.0%	$203.3	100.0%	$154.1	100.0%

(1) For the nine months ended September 30, 2025 and 2024, first lien debt includes unitranche securities, which account for 49.8% and 32.3% of purchases, respectively. For the nine months ended September 30, 2025 and 2024, first lien debt includes unitranche securities, which account for 2.6% and 6.3% of repayments, respectively.

As of September 30, 2025, the fair value of our investment portfolio totaled $1.2 billion and consisted of 92 active portfolio companies and six portfolio companies that have sold their underlying operations. As of September 30, 2025, 50 portfolio companies’ debt investments bore interest at a variable rate, which represented $755.3 million, or 72.0%, of our debt investment portfolio on a fair value basis, and the remainder of our debt investment portfolio was comprised of fixed-rate investments. Overall, the portfolio had net unrealized appreciation of $23.4 million as of September 30, 2025. As of September 30, 2025, our average active portfolio company investment at amortized cost was $12.6 million, which excludes investments in six portfolio companies that have sold their underlying operations.

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

The weighted average yield on debt investments as of September 30, 2025 and December 31, 2024 was 13.0% and 13.3%, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost including the accretion of OID and debt investment origination fees, but excluding investments on non-accrual status.

The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments (dollars in millions):

	Fair Value				Cost
	September 30,		December 31,		September 30,		December 31,
	2025		2024		2025		2024
First Lien Debt(1)	$859.3	72.1%	$718.2	65.8%	$856.3	73.2%	$729.1	67.8%
Second Lien Debt	82.3	6.9	83.5	7.7	112.5	9.6	116.2	10.8
Subordinated Debt	107.7	9.0	142.8	13.1	107.4	9.2	142.1	13.2
Equity	143.1	12.0	138.4	12.7	92.4	7.9	84.8	7.9
Warrants	0.3	—	7.6	0.7	0.8	0.1	3.0	0.3
Total	$1,192.7	100.0%	$1,090.5	100.0%	$1,169.4	100.0%	$1,075.2	100.0%

(1) Includes unitranche investments, which account for 46.7% and 47.7% of our portfolio on a fair value and cost basis as of September 30, 2025, respectively. Includes unitranche investments, which account for 39.9% and 40.4% of our portfolio on a fair value and cost basis as of December 31, 2024, respectively.

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	September 30,		December 31,		September 30,		December 31,
	2025		2024		2025		2024
United States
Midwest	$139.4	11.7%	$120.5	11.1%	$92.1	7.9%	$73.6	6.8%
Southeast	334.4	28.0	339.7	31.2	334.4	28.6	337.8	31.4
Northeast	239.3	20.1	211.8	19.4	237.9	20.3	202.2	18.8
West	201.2	16.9	194.6	17.8	219.6	18.8	232.3	21.6
Southwest	249.8	20.9	211.4	19.4	257.1	22.0	216.8	20.2
Canada	28.6	2.4	12.5	1.1	28.3	2.4	12.5	1.2
Total	$1,192.7	100.0%	$1,090.5	100.0%	$1,169.4	100.0%	$1,075.2	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	September 30,	December 31,	September 30,	December 31,
Name	2025	2024	2025	2024
Information Technology Services	34.4%	34.0%	36.4%	37.8%
Business Services	14.2	12.6	13.9	12.4
Healthcare Products	7.4	8.1	4.2	4.6
Component Manufacturing	6.0	7.7	6.5	7.4
Utilities: Services	4.9	4.9	4.8	4.7
Specialty Distribution	4.7	2.8	4.8	2.8
Retail	4.3	4.7	4.2	4.5
Healthcare Services	4.3	4.7	4.6	4.0
Building Products Manufacturing	3.8	3.9	4.2	4.5
Consumer Services	3.4	3.3	3.5	3.3
Environmental Industries	2.6	2.6	2.5	2.8
Promotional Products	2.2	2.4	2.1	2.3
Transportation Services	1.9	2.0	1.8	2.0
Aerospace & Defense Manufacturing	1.9	1.8	2.1	2.2
Consumer Products	1.3	1.7	1.4	1.8
Industrial Cleaning & Coatings	1.3	1.2	1.5	1.3
Oil & Gas Services	0.8	0.9	0.9	0.9
Industrial Product Services	0.6	0.7	0.6	0.7
Total	100.0%	100.0%	100.0%	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of September 30, 2025 and December 31, 2024 (dollars in millions):

	Fair Value				Cost
	September 30,		December 31,		September 30,		December 31,
Investment Rating	2025		2024		2025		2024
1	$104.5	8.8%	$100.0	9.2%	$41.7	3.6%	$27.2	2.5%
2	988.9	82.8	895.9	82.1	977.2	83.5	886.7	82.6
3	96.0	8.1	83.7	7.7	103.1	8.8	99.4	9.2
4	3.3	0.3	10.5	1.0	32.4	2.8	34.6	3.2
5	—	—	0.4	—	15.0	1.3	27.3	2.5
Total	$1,192.7	100.0%	$1,090.5	100.0%	$1,169.4	100.0%	$1,075.2	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of September 30, 2025 and December 31, 2024 was 2.0 and 2.0, respectively, on a fair value basis and 2.1 and 2.2, respectively, on a cost basis.

Non-Accrual

As of September 30, 2025 and December 31, 2024, we had debt investments in three and four portfolio companies on non-accrual status (dollars in millions), respectively.

	September 30, 2025				December 31, 2024
	Fair				Fair
Portfolio Company	Value		Cost		Value	Cost
Quantum IR Technologies, LLC	$—	(1)	$—	(1)	$—	$12.0
US GreenFiber, LLC	—		5.2		—	5.2
Suited Connector LLC	1.8		15.9		5.5	15.9
Virtex Enterprises, LP	1.6		11.2		4.8	11.3
Total	$3.4		$32.3		$10.3	$44.4

(1) The Company exited its debt investment in such portfolio company and did not hold such investment as of September 30, 2025.

Discussion and Analysis of Results of Operations

Comparison of three and nine months ended September 30, 2025 and 2024

Investment Income

Below is a summary of the changes in total investment income for the three months ended September 30, 2025 as compared to the same period in 2024 (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change (1)(2)
Interest income	$30.8	$31.9	$(1.1)	(3.3%)
Payment-in-kind interest income	3.2	1.8	1.4	72.1%
Dividend income	1.0	1.4	(0.4)	(28.5%)
Fee income	1.3	2.7	(1.4)	(50.9%)
Interest on idle funds and other income	1.0	0.6	0.4	57.8%
Total investment income	$37.3	$38.4	$(1.1)	(2.9%)

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended September 30, 2025, total investment income was $37.3 million, a decrease of $1.1 million or (2.9%), from $38.4 million of total investment income for the three months ended September 30, 2024. As reflected in the table above, the decrease is primarily attributable to the following:

•
$0.3 million increase in total interest income (which includes a $1.4 million increase in payment-in-kind ("PIK") interest income) resulting from an increase in average debt investment balances, partially offset by a decrease in weighted average yield on debt investment balances outstanding during 2025 as compared to the same period in 2024.
•
$0.4 million decrease in dividend income due to a decrease in distributions received from equity investments, during 2025 as compared to the same period in 2024.
•
$1.4 million decrease in fee income resulting from a decrease in prepayment, origination, and amendment fees during 2025 as compared to the same period in 2024.
•
$0.4 million increase in interest on idle funds and other income due to an increase in average cash balances outstanding during 2025 as compared to the same period in 2024.

Below is a summary of the changes in total investment income for the nine months ended September 30, 2025 as compared to the same period in 2024 (dollars in millions):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change (1)(2)
Interest income	$93.3	$91.5	$1.8	2.0%
Payment-in-kind interest income	7.9	5.7	2.2	37.2%
Dividend income	2.9	2.1	0.8	33.3%
Fee income	7.3	6.6	0.7	11.5%
Interest on idle funds and other income	2.3	2.8	(0.5)	(15.8%)
Total investment income	$113.7	$108.7	$5.0	4.6%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the nine months ended September 30, 2025, total investment income was $113.7 million, an increase of $5.0 million or 4.6%, from the $108.7 million of total investment income for the nine months ended September 30, 2024. As reflected in the table above, the increase is primarily attributable to the following:

•
$4.0 million increase in total interest income (which includes a $2.2 million increase in PIK interest income) resulting from an increase in average debt investment balances, partially offset by a decrease in weighted average yield on debt investment balances outstanding during 2025 as compared to the same period in 2024.
•
$0.8 million increase in dividend income due to an increase in distributions received from equity investments, during 2025 as compared to the same period in 2024.
•
$0.7 million increase in fee income resulting from an increase in prepayment and origination fees, partially offset by a decrease in amendment fees during 2025 as compared to the same period in 2024.
•
$0.5 million decrease in interest on idle funds and other income due to a decrease in average cash balances outstanding during 2025 as compared to the same period in 2024.

Expenses

Below is a summary of the changes in total expenses, including income tax provision, for the three months ended September 30, 2025 as compared to the same period in 2024 (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change (1)(2)
Interest and financing expenses	$7.6	$6.0	$1.6	26.9%
Base management fee	5.3	4.9	0.4	8.4%
Incentive fee - income	4.3	5.1	(0.8)	(13.6%)
Incentive fee (reversal) - capital gains	0.4	(1.0)	1.4	135.9%
Administrative service expenses	0.7	0.7	—	NM
Professional fees	0.7	0.5	0.2	25.7%
Other general and administrative expenses	0.5	0.3	0.2	85.7%
Total expenses, before base management fee waiver	19.5	16.5	3.0	18.7%
Base management fee waiver	—	(0.1)	0.1	10.9%
Total expenses, before income tax provision	19.5	16.4	3.1	18.8%
Income tax provision (benefit)	0.4	0.6	(0.2)	(29.8%)
Total expenses, including income tax provision	$19.9	$17.0	$2.9	17.2%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended September 30, 2025, total expenses, including the base management fee waiver and income tax provision, were $19.9 million, an increase of $2.9 million or 17.2%, from the $17.0 million of total expenses, including the base management fee waiver and income tax provision, for the three months ended September 30, 2024. As reflected in the table above, changes across the periods were primarily attributable to the following:

•
$1.6 million increase in interest and financing expenses due to an increase in the weighted average interest rate of our debt outstanding and an increase in weighted average borrowings outstanding during 2025 as compared to the same period in 2024.
•
$0.5 million net increase in the base management fee, including the base management fee waiver, due to higher average total assets during 2025 as compared to the same period in 2024.
•
$0.8 million decrease in the income incentive fee due to a decrease in pre-incentive fee net investment income during 2025 as compared to the same period in 2024.
•
$0.2 million increase in professional fees due to increased legal fees during 2025 as compared to the same period in 2024.
•
$1.4 million increase in the accrued capital gains incentive fee due to a net $6.7 million increase in net gain on investments and realized losses on extinguishment of debt during 2025 as compared to the same period in 2024.

Below is a summary of the changes in total expenses, including income tax provision, for the nine months ended September 30, 2025 as compared to the same period in 2024 (dollars in millions):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change (1)(2)
Interest and financing expenses	$22.1	$18.1	$4.0	22.6%
Base management fee	15.3	14.0	1.3	9.3%
Incentive fee - income	13.8	14.1	(0.3)	(1.8%)
Incentive fee - capital gains	2.0	0.9	1.1	109.3%
Administrative service expenses	2.1	1.9	0.2	9.0%
Professional fees	3.0	2.4	0.6	19.8%
Other general and administrative expenses	0.9	0.8	0.1	20.5%
Total expenses, before base management fee waiver	59.2	52.2	7.0	13.4%
Base management fee waiver	(0.2)	(0.2)	—	NM
Total expenses, before income tax provision	59.0	52.0	7.0	13.5%
Income tax provision (benefit)	0.5	0.7	(0.2)	(31.4%)
Total expenses, including income tax provision	$59.5	$52.7	$6.8	12.9%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the nine months ended September 30, 2025, total expenses, including the base management fee waiver and income tax provision, were $59.5 million, an increase of $6.8 million or 12.9%, from the $52.7 million of total expenses, including the base management fee waiver and income tax provision, for the nine months ended September 30, 2024. As reflected in the table above, changes across periods were primarily attributable to the following:

•
$4.0 million increase in interest and financing expenses due to an increase in the weighted average interest rate of our debt outstanding and an increase in weighted average borrowings outstanding during 2025 as compared to 2024.
•
$1.3 million net increase in base management fee, including the base management fee waiver, due to higher average total assets during 2025 as compared to 2024.
•
$0.3 million net decrease in the income incentive fee due to a decrease in pre-incentive fee net investment income during 2025 as compared to the same period in 2024.
•
$0.6 million increase in professional fees due to increased proxy solicitation and legal fees during 2025 as compared to 2024.
•
$1.1 million increase in the accrued capital gains incentive fee due to a net $5.2 million increase in net gain on investments and realized losses on extinguishment of debt during 2025 as compared to the same period in 2024.

Net Investment Income

Net investment income decreased by $4.0 million, or (18.9%), to $17.4 million during the three months ended September 30, 2025 as compared to the same period in 2024, as a result of the $1.1 million decrease in total investment income, and the $2.9 million increase in total expenses, including the base management fee waiver and income tax provision.

Net investment income decreased by $1.8 million, or (3.2%), to $54.2 million during the nine months ended September 30, 2025 as compared to the same period in 2024, as a result of the $5.0 million increase in total investment income, partially offset by the $6.8 million increase in total expenses, including the base management fee waiver and income tax provision.

Net Gain (Loss) on Investments

For the three and nine months ended September 30, 2025, the total net realized gain/(loss) on investments, before income tax (provision)/benefit, was $(0.9) million and $4.8 million, respectively. Income tax (provision) benefit from realized gains on investments was $(0.4) million and $(2.3) million for the three and nine months ended September 30, 2025, respectively. We realize a gain/(loss) on our equity investments primarily when we either sell our equity investment or the underlying portfolio company is sold. Realized gains (losses) for the three and nine months ended September 30, 2025 are summarized below (dollars in millions):

		Period Ended September 30, 2025
		Three	Nine
Portfolio Company	Realization Event (1)	Months	Months
Healthfuse, LLC	Exit of portfolio company	—	$3.2
Medsurant Holdings, LLC	Sale of portfolio company	1.0	11.0
Rhino Assembly Company, LLC	Escrow distribution	—	0.1
Micronics Filtration Holdings, Inc. (dba Micronics Engineered Filtration Group, Inc.)	Exit of portfolio company	—	6.1
OnePath Systems, LLC	Sale of portfolio company	—	0.2
USG AS Holdings, LLC	Sale of portfolio company	—	0.5
Quantum IR Technologies, LLC	Exit of portfolio company	—	(14.4)
PowerGrid Services Acquisition, LLC	Sale of portfolio company	0.9	0.9
Choice Technology Solutions, LLC (dba Choice Merchant Solutions, LLC)	Sale of portfolio company	(0.5)	(0.5)
Quest Software US Holdings Inc.	Exchange of debt investment	(2.5)	(2.5)
Power Grid Components, Inc.	Escrow distribution	0.2	0.2
Net realized gain (loss) on investments		(0.9)	4.8
Income tax (provision) benefit from realized gains on investments		(0.4)	(2.3)
Net realized gain (loss), net of income tax provision, on investments		$(1.3)	$2.5

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

For the three and nine months ended September 30, 2024, the total net realized gain/(loss) on investments, before income tax (provision)/benefit, was $(0.4) million and $12.2 million. Income tax (provision) benefit from realized gains on investments was zero and $(1.6) million for the three and nine months ended September 30, 2024, respectively. We realize a gain/(loss) on our equity investments primarily when we either sell our equity investment or the underlying portfolio company is sold. Realized gains (losses) for the three and nine months ended September 30, 2024 are summarized below (dollars in millions):

		Period Ended September 30, 2024
		Three	Nine
Portfolio Company	Realization Event	Months	Months
Applied Data Corporation	Exit of portfolio company	$ —	$1.6
Power Grid Components, Inc.	Escrow distribution	—	0.2
Comply365, LLC	Exit of portfolio company	(0.2)	(0.1)
Frontline Food Services, LLC (f/k/a Accent Food Services, LLC)	Escrow distribution	—	1.3
LifeSpan Biosciences, Inc.	Sale of portfolio company	—	(0.4)
Virginia Tile Company, LLC	Sale of portfolio company	—	1.2
Pool & Electrical Products, LLC	Exit of portfolio company	—	8.9
Rhino Assembly Company, LLC	Sale of portfolio company	0.2	(0.1)
Magenta Buyer LLC (dba Trellix)	Exit of portfolio company	(5.4)	(5.4)
Gurobi Optimization, LLC	Exit of portfolio company	5.0	5.0
Net realized gain (loss) on investments		(0.4)	12.2
Income tax (provision) benefit from realized gains on investments		—	(1.6)
Net realized gain (loss), net of income tax provision, on investments		$(0.4)	$10.6

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

During the three and nine months ended September 30, 2025 and 2024, we recorded a net change in unrealized appreciation (depreciation) on investments attributable to the following (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Unrealized Appreciation (Depreciation)	2025	2024	2025	2024
Exit, sale or restructuring of investments	$3.6	$(1.5)	$(0.6)	$(8.8)
Fair value adjustments to debt investments	(1.4)	(6.7)	1.6	(5.5)
Fair value adjustments to equity investments	1.2	3.6	7.0	8.9
Net change in unrealized appreciation (depreciation)	$3.4	$(4.6)	$8.0	$(5.4)

Net Increase in Net Assets Resulting From Operations

Net increase (decrease) in net assets resulting from operations during the three months ended September 30, 2025 and 2024 was $19.1 million and $16.5 million, respectively, as a result of the events described above.

Net increase (decrease) in net assets resulting from operations during the nine months ended September 30, 2025 and 2024 was $64.1 million and $60.7 million, respectively, as a result of the events described above.

Liquidity and Capital Resources

As of September 30, 2025, we had $62.3 million in cash and cash equivalents and our net assets totaled $711.0 million. We believe that our current cash and cash equivalents on hand, our credit facility, our continued access to SBA-guaranteed debentures, and our anticipated cash flows from investments will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of debt and equity securities (including the ATM Program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. During the nine months ended September 30, 2025, we repaid $28.5 million of SBA debentures relating to Fund III that would have matured during the period March 1, 2032 through September 1, 2033. Our remaining outstanding SBA debentures begin to mature in 2029 and subsequent years through 2036, which will require repayment on or before the respective maturity dates. In light of current market conditions, we will continually evaluate our overall liquidity position and take proactive steps to maintain that position based on the current circumstances. This “Financial Liquidity and Capital Resources” section should be read in conjunction with the notes of our consolidated financial statements.

Cash Flows

For the nine months ended September 30, 2025, we experienced a net increase in cash and cash equivalents in the amount of $5.2 million. During that period, we made payments of $42.2 million of cash for operating activities, which included the funding of $284.5 million of investments that was partially offset by proceeds received from sales and repayments of investments of $203.3 million. During the same period, we received gross proceeds from the issuance of the March 2030 Notes of $100.0 million, received proceeds from the issuances of SBA debentures of $44.5 million, redeemed $25.0 million of the aggregate principal amount on our January 2026 Notes, repaid SBA debentures of $28.5 million relating to Fund III, repaid $30.0 million of our Revolving Credit Facility, received net proceeds from the ATM Program of approximately $47.8 million, received repayments of $0.8 million on our secured borrowings, paid cash dividends to stockholders of $56.5 million, and made payment of deferred financing costs related to our debt financings of $4.1 million.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of additional debt and equity capital.

SBA Debentures

Each of Fund III and Fund IV is licensed to operate as an SBIC, and has the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the SBA regulations, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $175.0 million, whichever is less. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. The SBA may limit the amount that may be drawn each year under the SBA debenture commitments, and each issuance of leverage is conditioned on such SBIC Fund's full compliance, as determined by the SBA, with the terms and conditions under SBA regulations. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. On September 30, 2024, Fund IV received a license to operate as a SBIC. As of September 30, 2025, Fund III and Fund IV had $146.5 million and $44.5 million outstanding SBA debentures, respectively. Subject to SBA regulatory requirements and approval of SBA debenture commitments, we may access up to $130.5 million of additional SBA debentures under the SBIC debenture program. For more information on the SBA debentures, please refer to Note 6 to our consolidated financial statements.

Revolving Credit Facility

On June 16, 2014, we entered into a senior secured revolving credit agreement (the senior secured revolving credit facility thereunder, the “Revolving Credit Facility”) with ING Capital LLC (“ING”), as the administrative agent, collateral agent, and lender. The Revolving Credit Facility is secured by certain portfolio investments held by us, but portfolio investments held by the SBIC Funds are not collateral for the Revolving Credit Facility. On April 24, 2019, we entered into an Amended & Restated Senior Secured Revolving Credit Agreement (as amended from time to time, the “Revolving Credit Agreement”) among us, as borrower, the lenders party thereto, and ING, as administrative agent. On June 26, 2020, we entered into an amendment to the Revolving Credit Agreement that, among other changes, modified certain financial covenants. On August 17, 2022, the Company entered into a second amendment to the Revolving Credit Agreement (“Second Amendment”). The Second Amendment, among other things: (i) changed the underlying benchmark used to compute interest under the Revolving Credit Agreement to SOFR from LIBOR; (ii) reduced the applicable margin from 3.00% to 2.675% on SOFR loans prior to satisfying certain step-down conditions, and from 2.675% to 2.50% after satisfying certain step-down conditions, with commensurate reductions in the applicable margins for base rate loans; (iii) provided for a loan commitment availability period ending on August 17, 2026; (iv) extended the maturity date to August 17, 2027 from April 24, 2023; and (v) amended certain financial covenants, including (a) amending the asset coverage ratio to no less than 1.50 to 1.00 from no less than 2.00 to 1.00 (on a regulatory basis); and (b) requiring the Company to maintain a senior asset coverage ratio of no less than 2.00 to 1.00. On July 25, 2024, the Company entered into an incremental commitment agreement that increased the total commitment under the Revolving Credit Facility from $100.0 million to $140.0 million.

We pay a commitment fee that varies depending on the size of the unused portion of the Revolving Credit Facility: 2.500% to 2.675% per annum on the unused portion of the Revolving Credit Facility at or below 35% of the commitments and 0.50% per annum on any remaining unused portion of the Revolving Credit Facility between the total commitments and the 35% minimum utilization. The Revolving Credit Facility is secured by a first priority security interest in all of our assets, excluding the assets of our SBIC subsidiaries.

Amounts available to borrow under the Revolving Credit Facility are subject to a minimum borrowing/collateral base that applies an advance rate to certain investments held by us, excluding investments held by the SBIC Funds. We are subject to limitations with respect to the investments securing the Revolving Credit Facility, including, but not limited to, restrictions on sector concentrations, loan size, payment frequency and status and collateral interests, as well as restrictions on portfolio company leverage, which may also affect the borrowing base and therefore amounts available to borrow.

We have made customary representations and warranties and we are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. As of September 30, 2025, we were in compliance in all material respects with the terms of the Revolving Credit Agreement and we had $15.0 million in outstanding borrowings under the Revolving Credit Facility.

Subsequent to the fiscal quarter ended September 30, 2025, we terminated in full the Revolving Credit Agreement. See “Recent Developments” for more information.

Notes

On December 23, 2020, we closed the offering of $125.0 million in aggregate principal amount of our 4.75% notes due 2026 (the “January 2026 Notes”). The total net proceeds to us from the January 2026 Notes, based on a public offering price of 100.00% of par, after deducting underwriting discounts of $2.5 million and offering expenses of $0.4 million, were $122.1 million. The January 2026 Notes will mature on January 31, 2026 and bear interest at a rate of 4.75%. The January 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed before October 31, 2025 (the date falling three months prior to maturity) and at par thereafter. Interest on the January 2026 Notes is payable on January 31 and July 31 of each year. We do not intend to list the January 2026 Notes on any securities exchange or automated dealer quotation system. On May 21, 2025, we redeemed $25.0 million of the $125.0 million aggregate principal amount on the January 2026 Notes, resulting in a realized loss on extinguishment of debt of approximately $0.1 million. As of September 30, 2025, the outstanding principal balance of the January 2026 Notes was $100.0 million.

On October 8, 2021, we closed the offering of $125.0 million in aggregate principal amount of our 3.50% notes due 2026 (the “November 2026 Notes”). The total net proceeds to us from the November 2026 Notes, based on a public offering price of 99.996% of par, after deducting underwriting discounts of $2.5 million and offering expenses of $0.3 million, were $122.2 million. The November 2026 Notes will mature on November 15, 2026 and bear interest at a rate of 3.50%. The November 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed before August 15, 2026 (the date falling three months prior to maturity) and at par thereafter. Interest on the November 2026 Notes is payable on May 15 and November 15 of each year. We do not intend to list the November 2026 Notes on any securities exchange or automated dealer quotation system. As of September 30, 2025, the outstanding principal balance of the November 2026 Notes was $125.0 million.

On March 19, 2025, we closed the offering of $100.0 million in aggregate principal amount of our 6.75% notes due 2030 (the “March 2030 Notes” and together with the January 2026 Notes and the November 2026 Notes, the “Notes”). The total net proceeds to us from the March 2030 Notes, based on a public offering price of 99.29954% of par, after deducting underwriting discounts of $2.0 million and offering expenses of $0.4 million, were approximately $96.9 million. The March 2030 Notes will mature on March 19, 2030 and bear interest at a rate of 6.75%. The March 2030 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed before September 19, 2029 (the date falling six months prior to maturity) and at par thereafter. Interest on the March 2030 Notes is payable on March 19 and September 19 of each year, beginning September 19, 2025. We do not intend to list the March 2030 Notes on any securities exchange or automated dealer quotation system. As of September 30, 2025, the outstanding principal balance of the March 2030 Notes was $100.0 million.

Each of the Notes are unsecured obligations and rank pari passu with our existing and future unsecured indebtedness; effectively subordinated to all of our existing and future secured indebtedness; and structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, financing vehicles, or similar facilities we may form in the future, with respect to claims on the assets of any such subsidiaries, financing vehicles, or similar facilities, including the Revolving Credit Facility.

Secured Borrowing

As of September 30, 2025, the carrying value of secured borrowings totaled $12.8 million and the fair value of the associated loans included in investments was $12.7 million. As of December 31, 2024, the carrying value of secured borrowings totaled $13.7 million and the fair value of the associated loans included in investments was $13.5 million. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets that did not meet the definition of a “participating interest” as defined in ASC 860 (see Note 2. Significant Accounting Policies - Partial loan and equity sales for more information). As a result, sale treatment was not permitted and these partial loan sales were treated as secured borrowings. The weighted average interest rate on our secured borrowings was approximately 8.242% and 8.568% as of September 30, 2025 and December 31, 2024, respectively.

As of September 30, 2025, the weighted average stated interest rates for our SBA debentures and the Notes were 4.139% and 4.885%, respectively. As of September 30, 2025, we had $125.0 million of unutilized commitment under our Revolving Credit Facility, and we were subject to a 1.092% fee on such amount. As of September 30, 2025, the weighted average stated interest rate on total debt outstanding was 4.857%.

As a BDC, we are generally required to meet an asset coverage ratio of at least 150.0% (defined as the ratio which the value of our consolidated total assets, less all consolidated liabilities and indebtedness not represented by senior securities, bears to the aggregate amount of senior securities representing indebtedness), which includes borrowings and any preferred stock we may issue in the future. This requirement limits the amount that we may borrow. On April 29, 2019, our Board, including a majority of the non-interested directors, approved a minimum asset coverage ratio of 150% under Sections 18(a)(1) and 18(a)(2) of the 1940 Act, effective as of April 29, 2020. We also have received exemptive relief from the U.S. Securities and Exchange Commission (the “SEC”) to allow us to exclude the senior securities issued by the SBIC Funds and any future SBIC subsidiary from the definition of senior securities in the 150% asset coverage requirement applicable to the Company under the 1940 Act, which, in turn, will enable us to fund more investments with debt capital.

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

Equity ATM Program

On November 10, 2022, the Company established the at-the-market program (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through Raymond James & Associates, Inc. and B. Riley Securities, Inc., each as sales agents, shares of the Company's common stock having an aggregate offering price of up to $50.0 million. On August 11, 2023, the Company increased the maximum amount of shares to be sold through the ATM Program to $150.0 million from $50.0 million. On February 29, 2024, the Company increased the maximum amount of shares to be sold through the ATM Program to $300.0 million from $150.0 million. Through September 30, 2025, the Company has sold 11,693,846 shares of common stock under the ATM Program at a weighted-average price of $19.97, raising $233.5 million of gross proceeds. Net proceeds were $230.3 million after commissions to the sales agents on sales sold. As of September 30, 2025, the Company has $66.5 million available under the ATM Program.

Stock Repurchase Program

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. Most recently, subsequent to fiscal quarter ended September 30, 2025, on November 3, 2025, the Board extended the Stock Repurchase Program through December 31, 2026, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and we cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. We did not make any repurchases of common stock during the three and nine months ended September 30, 2025 and 2024. Refer to Note 8 to our consolidated financial statements for additional information concerning stock repurchases.

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

Our Board consulted with the independent third-party valuation firm(s) in arriving at our determination of fair value for 20 and 21 of our portfolio company investments representing 34.1% and 27.5% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended September 30, 2025 and December 31, 2024, respectively) as of September 30, 2025 and December 31, 2024, respectively.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
We have entered into the Investment Advisory Agreement with Fidus Investment Advisors as our investment advisor. Pursuant to the agreement, the Investment Advisor manages our day-to-day operating and investing activities. We pay the Investment Advisor a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. See Note 5. Related Party Transactions to our consolidated financial statements. The Investment Advisor, in consultation with the Board, agreed to voluntarily waive $0.1 million and $0.2 million of the base management fees on any assets accounted for as secured borrowings as defined under GAAP for the three and nine months ended September 30, 2025, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively.
•
Fidus Group Holdings, LLC (“Holdings”), a limited liability company organized under the laws of Delaware, is the parent company of Fidus Investment Advisors. Edward H. Ross, our Chairman and Chief Executive Officer, and Thomas C. Lauer, our President, are managers of Holdings.
•
We entered into the Administration Agreement with Fidus Investment Advisors to provide us with the office facilities and administrative services necessary to conduct day-to-day operations. See Note 5. Related Party Transactions to our consolidated financial statements.
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

Recent Developments

Portfolio and Investment Activity

On October 1, 2025, we invested $16.0 million in first lien debt, $1.0 million in common equity, and committed up to an additional $0.3 million in common equity in Bobcat of Connecticut, LLC, a leading regional equipment dealer distributing new/used equipment and selling post-sale parts, service and rental solutions in the Northeast U.S.

On October 17, 2025, we invested $23.2 million in first lien debt in GPS Insight, Inc., a provider of fleet management and field service software.

On October 20, 2025, we exited our preferred and common equity investments in Aldinger Company. We received a distribution on our preferred and common equity investments for a realized gain of approximately $2.3 million.

On October 22, 2025, we exited our common equity investment in GP&C Operations, LLC (dba Garlock Printing and Converting). We received a distribution on our common equity investment for a realized gain of approximately $0.6 million.

On October 24, 2025, we exited our subordinated debt investment in AmeriWater, LLC. We received payment in full of $2.5 million on our subordinated debt.

Issuance of Additional March 2030 Notes

On October 3, 2025, we issued an additional $100.0 million in aggregate principal amount of the March 2030 Notes (the “New March 2030 Notes”). The New March 2030 Notes are treated as a single series with the March 2030 Notes under the governing indenture and have the same terms as the March 2030 Notes (except the issue date, the offering price and the initial interest payment date). The New March 2030 Notes have the same CUSIP number and are fungible and rank equally with the March 2030 Notes. Upon issuance of the New March 2030 Notes, the outstanding aggregate principal amount of the March 2030 Notes was $200.0 million.

SBA Debentures

On October 14, 2025, we issued an additional $3.5 million in SBA debentures, which will bear interest at a fixed interim interest rate of 4.74% until the pooling date in March 2026.

On October 21, 2025, we issued an additional $13.0 million in SBA debentures, which will bear interest at a fixed interim interest rate of 4.73% until the pooling date in March 2026.

SPV Credit Facility

On October 16, 2025, we entered into a credit and security agreement (the “SPV Credit Agreement”) relating to a special purpose vehicle credit facility (the “SPV Credit Facility”) by and among FIC Funding, LLC (the “SPV”), as borrower, us, as servicer and equityholder, ING as administrative agent (the “Administrative Agent”) and lead arranger, Western Alliance Trust Company, N.A., as custodian, collateral agent, and collateral administrator, and the lenders from time to time parties thereto. The SPV Credit Facility provides for $175 million of initial commitments, and has an accordion feature that allows for an increase of the total commitments to up to $250 million, subject to certain conditions (including the consent of the Administrative Agent). The SPV Credit Facility has a reinvestment period until October 16, 2029 and matures on October 16, 2030. The advances under the SPV Credit Facility bear interest, subject to our election, on a per annum basis equal to one-month Term SOFR plus 0.11448% and an applicable margin ranging from 2.500% to 2.675%. The SPV pays a commitment fee that varies depending on the size of the unused portion of the SPV Credit Facility: (1) if the utilized portion of the aggregate commitments as of the close of business on such day is less than 35% of the aggregate commitments (the “Minimum Utilization Amount”), the commitment fee will equal the sum of (a) the then applicable margin multiplied by (i) the Minimum Utilization Amount minus (ii) the aggregate outstanding principal balance of the advances on such day and (b) 0.50% multiplied by 65% of the commitments and (2) if the utilized portion of the aggregate commitments is greater than or equal to the Minimum Utilization Amount, the commitment fee will equal 0.50% multiplied by the unused amount of the commitments.

Borrowing under the SPV Credit Facility is subject to, among other things, a minimum borrowing base. The SPV Credit Facility is secured primarily by a pledge of 100% of the equity interest in the SPV held by us and the SPV’s assets, which consist of certain bank loans or securities. The SPV has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

Termination of Revolving Credit Facility

On October 16, 2025, we terminated in full (i) the Revolving Credit Agreement and (ii) the amended and restated guarantee, pledge and security agreement, dated as of April 24, 2019 (as amended from time to time, the “Guarantee and Security Agreement”), by and among us, as borrower, the subsidiary guarantors party thereto, ING, as revolving administrative agent, each financing agent and designated indebtedness holder party thereto, and ING, as collateral agent. The Revolving Credit Agreement and the Guarantee and Security Agreement were terminated concurrently with the satisfaction of all of our obligations and liabilities to the lending parties thereunder, including, without limitation, payments of principal and interest, other fees, breakage costs and other amounts owing to the lending parties.

Distributions

On November 3, 2025, our Board declared a regular quarterly dividend of $0.43 per share and a supplemental dividend of $0.07 per share payable on December 29, 2025, to stockholders of record as of December 19, 2025.

Full Redemption of January 2026 Notes

On November 3, 2025, we fully redeemed the outstanding $100.0 million in aggregate principal amount of the January 2026 Notes for a total redemption price of $101.2 million which equaled 100% of the aggregate principal amount of the January 2026 Notes being redeemed on redemption date, plus accrued and unpaid interest to, but excluding, the redemption date.

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

In the future, our investment income may also be affected by changes in various interest rates, including SOFR and prime rates, to the extent of any debt investments that include floating interest rates. The Federal Reserve reduced its benchmark interest rate by 0.25% in each of September and October of 2025, lowering their benchmark lending rate to the 3.75% to 4.00% range. While the Federal Reserve has indicated potential for additional rate reductions in the fourth quarter of 2025, policymakers continue to emphasize their commitment to monitoring and addressing inflationary pressures. Given the evolving economic environment and policy considerations, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. In a high interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. Conversely, a prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR are not offset by a corresponding increase in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to such base rate. See Risk Factors contained herein under Part II, Item 1A and in our Annual Report on Form 10-K for the year ended December 31, 2024, such as "Changes in interest rates will affect our cost of capital and net investment income” and “Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies.”

As of September 30, 2025 and December 31, 2024, the debt investments in 50 and 50 portfolio companies, respectively, bore interest at a variable rate, which represented $755.3 million, or 72.0%, and $704.0 million, or 74.5%, of our portfolio on a fair value basis, respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Our pooled SBA debentures and our Notes bear interest at fixed rates. As of September 30, 2025, our Revolving Credit Facility bore interest, at our election, at a rate per annum equal to (a) 2.675% on SOFR loans prior to satisfying certain step-down conditions (or 2.50% after satisfying certain step-down conditions, with commensurate reductions in the applicable margins for base rate loans). Under the Revolving Credit Agreement, we pay a commitment fee that varies depending on the size of the unused portion of the Revolving Credit Facility: 2.500% to 2.675% per annum on the unused portion of the Revolving Credit Facility at or below 35% of the commitments and 0.50% per annum on any remaining unused portion of the Revolving Credit Facility between the total commitments and the 35% minimum utilization. As of September 30, 2025, the Revolving Credit Facility was secured by a first priority security interest in all of our assets, excluding the assets of the SBIC Funds.

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

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of September 30, 2025 (dollars in millions):

	Interest Income	Interest Expense
	Increase	Increase	Net Increase	Net Investment
Basis Point Increase (Decrease)	(Decrease) (1) (2)	(Decrease) (4)	(Decrease)	Income (3)
(200)	$(14.7)	$(0.6)	$(14.1)	$(11.3)
(150)	(11.3)	(0.4)	(10.9)	(8.7)
(100)	(7.6)	(0.3)	(7.3)	(5.8)
(50)	(3.8)	(0.2)	(3.6)	(2.9)
50	3.8	0.1	3.7	3.0
100	7.7	0.3	7.4	5.9
150	11.5	0.3	11.2	9.0
200	15.4	0.5	14.9	11.9
250	19.2	0.7	18.5	14.8
300	23.1	0.8	22.3	17.8

(1) Certain of our variable rate debt investments have a prime or SOFR interest rate floor, which lessens the impact of decreases in interest rates.

(2) Interest income calculated assuming three-month SOFR, and prime rate as of September 30, 2025.

(3) Includes the impact of income incentive fee at 20.0% on net increase (decrease) in net interest.

(4) As of September 30, 2025, we had $15.0 million in outstanding borrowings under our Revolving Credit Facility.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. Most recently, on November 3, 2025, the Board extended the Stock Repurchase Program through December 31, 2026, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and we cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. During the three months ended September 30, 2025, the Company did not repurchase any shares under the Stock Repurchase Program.

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

10.1

Credit and Security Agreement, dated as of October 16, 2025, by and among FIC Funding, LLC, as borrower, and Fidus Investment Corporation, as servicer and equityholder, ING Capital LLC, as administrative agent and as lead arranger, Western Alliance Trust Company, N.A., as custodian, collateral agent, and collateral administrator, and the lenders from time to time parties thereto (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 22, 2025 and incorporated herein by reference).

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

FIDUS INVESTMENT CORPORATION

Date: November 6, 2025	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2025	/s/ SHELBY E. SHERARD
Shelby E. Sherard
Chief Financial Officer (Principal Financial and Accounting Officer)