Form 10-K
period 2025-12-31
FIDUS INVESTMENT Corp
filed 2026-02-26
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

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

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2025 based on the closing price of $20.20 on the NASDAQ Global Select Market was $707,641,471. For the purpose of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 37,954,364 shares of the registrant’s common stock outstanding as of February 24, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2025.

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
•
the impact of geopolitical conditions, including ongoing conflict between Ukraine and Russia, the ongoing turmoil in Europe and in the Middle East, and U.S. and China relations, and its impact on financial market volatility, global economic markets, and various sectors, industries and markets for commodities globally;
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

•
the elevated level of inflation could adversely affect our business, results of operations and financial condition of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies; and
•
the risks, uncertainties and other factors we identify in Item 1A. – Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025 and in our other filings with the SEC.

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

Item 1. Business.

GENERAL

Fidus Investment Corporation, a Maryland Corporation, operates as an externally managed business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). FIC completed its initial public offering, or IPO, in June 2011. In addition, FIC has elected, and intends to qualify annually, to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2025, our shares were listed on the NASDAQ Global Select Market under the symbol “FDUS.”

FIC may make investments directly or through its two wholly-owned investment company subsidiaries, Fidus Mezzanine Capital III, L.P. (“Fund III”) and Fidus Mezzanine Capital IV, L.P. (“Fund IV” and together with Fund III, the “SBIC Funds”). Fidus Investment GP, LLC, the general partner of the SBIC Funds, is also a wholly owned subsidiary of FIC. The SBIC Funds are licensed by the U.S. Small Business Administration (the “SBA”) to operate as small business investment companies (“SBICs”). The SBIC Funds utilize the proceeds of the issuance of SBA-guaranteed debentures to enhance returns to our stockholders. Fidus Mezzanine Capital, L.P. (“Fund I”) and Fidus Mezzanine Capital II, L.P. (“Fund II”) have both completed their wind-down plans, can no longer issue additional SBA-guaranteed debentures, and relinquished their SBIC licenses on March 20, 2020 and March 7, 2024, respectively. We believe that utilizing both FIC and the SBIC Funds as investment vehicles provides us with access to a broader array of investment opportunities. Given our access to lower cost capital through the SBA’s SBIC debenture program, we expect that we will continue to make investments through the SBIC Funds during the investment period until the SBIC Funds reach their borrowing limit under the program. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million.

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

As of December 31, 2025, we had debt and equity investments in 103 portfolio companies with an aggregate fair value of $1.3 billion. The weighted average yield on our debt investments as of December 31, 2025 was 12.6%. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our fees and expenses. The weighted average yield was computed using the effective interest rates for debt investments at cost as of December 31, 2025, including accretion of original issue discount (“OID”) and loan origination fees, but excluding investments on non-accrual status and investments recorded as a secured borrowing. There can be no assurance that the weighted average yield will remain at its current level. For the year ended December 31, 2025, our total return based on net asset value (“NAV”) per share was 12.0% and our total return based on market value was 0.6%. For the year ended December 31, 2024, our total return based on NAV was 12.4% and our total return based on market value was 20.1%. Total return based on NAV per share equals the change in NAV per share during the period, plus dividends paid per share during the period, less other non-operating changes during the period, and divided by beginning NAV per share for the period. Non-operating changes include any items that affect NAV per share other than increase from investment operations, such as the effects of share issuances and repurchases and other miscellaneous items. Total return based on market value equals the change in the market value of our common stock per share during the period divided by the market value per share at the beginning of the period, and assumes reinvestment of dividends at prices obtained by our dividend reinvestment plan during the period. While these two figures reflect fund expenses, they do not reflect any sales load that may be paid by investors.

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

Subordinated Debt. These investments are typically structured as unsecured, subordinated notes. Structurally, subordinated debt usually ranks subordinate in priority of payment to first lien and second lien debt and may not have the benefit of financial covenants common in first lien and second lien debt. Subordinated debt may rank junior as it relates to proceeds in certain liquidations where it does not have the benefit of a lien on specific collateral held by creditors (typically first lien and/or second lien) who have a perfected security interest in such collateral. However, subordinated debt ranks senior to common and preferred equity in an issuer’s capital structure. These loans typically have relatively higher fixed interest rates (often representing a combination of cash pay and PIK interest) and amortization of principal deferred to maturity. The PIK feature (meaning a feature allowing for the payment of interest in the form of additional principal amount of the loan instead of in cash), which effectively operates as negative amortization of loan principal, coupled with the deferred principal payment provision, increases credit risk exposure over the life of the loan.

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

• industrial;

As of December 31, 2025, we had investments in 103 portfolio companies with an aggregate fair value of $1.3 billion. As of December 31, 2024, we had investments in 91 portfolio companies with an aggregate fair value of $1.1 billion.

The following table shows the portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	December 31,		December 31,		December 31,		December 31,
	2025		2024		2025		2024
United States
Midwest	$162.4	12.3%	$120.5	11.1%	$114.4	8.8%	$73.6	6.8%
Southeast	387.2	29.1	339.7	31.2	379.9	29.3	337.8	31.4
Northeast	263.1	19.9	211.8	19.4	262.7	20.2	202.2	18.8
West	213.1	16.1	194.6	17.8	232.8	17.9	232.3	21.6
Southwest	283.0	21.4	211.4	19.4	293.6	22.6	216.8	20.2
Canada	16.0	1.2	12.5	1.1	15.9	1.2	12.5	1.2
Total	$1,324.8	100.0%	$1,090.5	100.0%	$1,299.3	100.0%	$1,075.2	100.0%

The following table shows the detailed industry segment composition of our portfolio at fair value and cost as a percentage of total investments.

	Fair Value		Cost
	December 31,	December 31,	December 31,	December 31,
Name	2025	2024	2025	2024
Information Technology Services	35.7%	34.0%	37.6%	37.8%
Business Services	13.3	12.6	13.3	12.4
Specialty Distribution	6.7	2.8	6.8	2.8
Healthcare Products	6.6	8.1	3.8	4.6
Utilities: Services	5.5	4.9	5.3	4.7
Healthcare Services	5.1	4.7	5.5	4.0
Component Manufacturing	4.8	7.7	5.4	7.4
Building Products Manufacturing	3.7	3.9	3.5	4.5
Consumer Services	3.7	3.3	3.9	3.3
Retail	3.1	4.7	3.0	4.5
Aerospace & Defense Manufacturing	2.6	1.8	2.8	2.2
Environmental Industries	2.6	2.6	2.3	2.8
Promotional Products	2.0	2.4	1.9	2.3
Industrial Cleaning & Coatings	1.2	1.2	1.4	1.3
Consumer Products	0.9	1.7	0.9	1.8
Oil & Gas Services	0.7	0.9	0.8	0.9
Transportation Services	0.7	2.0	0.7	2.0
Industrial Product Services	0.6	0.7	0.6	0.7
Utility Equipment Manufacturing	0.5	—	0.5	—
Total	100.0%	100.0%	100.0%	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of December 31, 2025 and 2024 (dollars in millions).

	Fair Value				Cost
	December 31,		December 31,		December 31,		December 31,
Investment Rating	2025		2024		2025		2024
1	$68.6	5.2%	$100.0	9.2%	$7.2	0.6%	$27.2	2.5%
2	1,145.2	86.5	895.9	82.1	1,130.8	87.0	886.7	82.6
3	109.2	8.2	83.7	7.7	118.1	9.1	99.4	9.2
4	1.8	0.1	10.5	1.0	21.8	1.7	34.6	3.2
5	—	—	0.4	—	21.4	1.6	27.3	2.5
Total	$1,324.8	100.0%	$1,090.5	100.0%	$1,299.3	100.0%	$1,075.2	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of December 31, 2025 and 2024 was 2.0 and 2.0, respectively, on a fair value basis and 2.2 and 2.2, respectively, on a cost basis.

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

Human Resource Capital

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

Year 4 : FMV of Investment B determined to be $8.75 million

Year 5 : Investment B sold for $5.0 million

The capital gains incentive fee, if any, would be:

Year 1 : None

Year 2 : $1.45 million capital gains incentive fee — 20.0% multiplied by $7.25 million ($8.5 million realized capital gains on Investment A less $1.25 million unrealized capital depreciation on Investment B)

Year 3 : $0.35 million capital gains incentive fee (1) — $1.8 million (20.0% multiplied by $9.0 million ($9.75 million cumulative realized capital gains less $0.75 million unrealized capital depreciation)) less $1.45 million capital gains incentive fee received in Year 2

Year 4 : None

Year 5 : None — $1.45 million (20.0% multiplied by $7.25 million (cumulative realized capital gains of $9.75 million less realized capital losses of $2.5 million)) is less than $1.8 million cumulative capital gains incentive fee paid in Year 2 and Year 3 (2)

(*)

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

Duration and Termination

Most recently, at a meeting of our board of directors on June 11, 2025, our board of directors, including a majority of the Independent Directors, unanimously voted to approve the continuation of the Investment Advisory Agreement to June 20, 2026. Unless terminated earlier, the Investment Advisory Agreement will automatically renew for successive annual periods if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities (as that term is defined in the 1940 Act), including, in either case, approval by a majority of the Independent Directors.

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

Most recently, at a meeting of our board of directors on June 11, 2025, our board of directors, including a majority of the Independent Directors, unanimously voted to approve the continuation of the Administration Agreement to June 20, 2026. Unless terminated earlier, the Administration Agreement will automatically renew for successive annual periods if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities (as that term is defined in the 1940 Act), including, in either case, approval by a majority of our Independent Directors. In making the decision to approve the continuation of the Administration Agreement, our board of directors took into account, to the extent relevant, certain information set forth above under “Investment Advisory Agreement – Duration and Termination” with respect to its consideration of the Investment Advisory Agreement.

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

Rule 18f-4 under the 1940 Act relates to the use of derivatives and other transactions that create future payment or delivery obligations by BDCs (and other funds that are registered investment companies). Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk leverage limit, certain derivatives risk management program and testing requirements, and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. A BDC that enters into reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of Section 18, as modified by Section 61 of the 1940 Act, when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivative transactions under Rule 18f-4. In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this requirement, it is required to treat the unfunded commitments as a derivatives transaction subject to the aforementioned requirements of Rule 18f-4.

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

Election to Be Taxed as a RIC

We have elected and intend to qualify annually as a RIC for U.S. federal income tax purposes; however, no assurance can be given that we will be able to maintain our RIC tax treatment. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we generally are required to distribute to our stockholders on a timely basis each year, at least 90% of our “investment company taxable income,” which is our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss (the “Annual Distribution Requirement”).

Taxation as a RIC

Provided that we maintain our status as a RIC and satisfy the Annual Distribution Requirement, we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain that we timely distribute to stockholders as dividends. We will be subject to U.S. federal income tax imposed at corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

In addition we will be subject to a nondeductible 4% U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our net ordinary income for each calendar year, (ii) 98.2% of the amount by which our capital gain exceeds our capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax.

In order to maintain our status as a RIC for U.S. federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC or be registered as a management investment company under the 1940 Act at all times during each taxable year;
•

derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other taxable disposition of stock or other securities or foreign currencies, other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from certain “qualified publicly traded partnership” (as defined in the Code) (the “90% Income Test”);

•	satisfy the Annual Distribution Requirement; and
•	diversify our holdings so that at the end of each quarter of the taxable year:
•

at least 50% of the value of our assets consists of cash, cash items, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•

no more than 25% of the value of our assets is invested in (i) the securities, other than U.S. Government securities or securities of other RICs, of one issuer, (ii) the securities, other than securities of other RICs, of two or more issuers that are controlled by us and which are determined, under applicable Code rules, to be engaged in the same or similar or related trades or businesses, or (iii) the securities of one or more “qualified publicly traded partnerships” (the “Diversification Tests”).

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

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt instruments that are treated under applicable tax rules as having OID or debt instruments with PIK interest, we must include in income each year a portion of the OID that accrues over the life of the instrument and PIK interest, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to our receipt of cash.

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

Gain or loss realized by us from warrants acquired by us, as well as any loss attributable to the lapse of such warrants, generally will be treated as capital gain or loss. Such capital gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

Investments by us in non-U.S. securities may be subject to non-U.S. income, withholding and other taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty may be 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of tax or exemption from tax on this related income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. Therefore, our yield on any such securities may be reduced by such non-U.S. taxes. Stockholders will generally not be entitled to claim a credit or deduction with respect to non-U.S. taxes paid by us because we do not expect to satisfy the requirements necessary to pass through to our stockholders their share of the foreign taxes paid by us.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy the Annual Distribution Requirement and to avoid imposition of the 4% U.S. federal excise tax. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation — Qualifying Assets” and “Regulation — Senior Securities.” If we are prohibited from making distributions, we may fail to qualify for tax treatment as a RIC and become subject to U.S. federal income tax. Moreover, our ability to dispose of assets to satisfy the Annual Distribution Requirement and to avoid imposition of the 4% U.S. federal excise tax may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid imposition of the 4% U.S. federal excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

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

We may make distributions that are payable in cash or shares of our stock at the election of each stockholder. In accordance with Treasury regulations and published guidance issued by the Internal Revenue Service, a publicly offered RIC may treat distributions of its own stock as counting towards its RIC distribution requirements if each stockholder may elect to receive his, her, or its entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate distribution. If too many stockholders elect to receive their distributions in cash, the cash available for distribution must be allocated among the shareholders electing to receive cash (with the balance of the distribution paid in stock). If we qualify as a publicly offered RIC and decide to make any distributions that are payable in part in shares of our stock, U.S. stockholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, shares of our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. federal tax with respect to such distributions, including in respect of all or a portion of such distributions that are payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on such distributions, it may put downward pressure on the trading price of shares of our stock.

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

Failure to Obtain RIC Tax Treatment

If we were unable to maintain our tax treatment as a RIC, and certain relief provisions are unable to be satisfied (which may, among other things, require us to pay U.S. federal income tax or to dispose of certain assets), we would be subject to U.S. federal income tax (and any applicable state and local taxes) on all of our taxable income imposed at corporate rates, on all of our taxable income (including our net capital gains), regardless of whether we make any distributions to our stockholders. In any taxable year that we do not qualify as a RIC, distributions would not be required, but if such distributions are paid, including distributions of net long-term capital gain, they would be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period requirements and other limitations under the Code, corporate stockholders would be eligible to claim a dividends received deduction with respect to such dividend and non-corporate stockholders would generally be able to treat such dividend income as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain.

In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to satisfy the RIC qualification requirements for that year and distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to qualify as a RIC for a period greater than two taxable years, to requalify as a RIC in a subsequent year we may be subject to U.S. federal income tax imposed at corporate rates on any net built-in gains with respect to certain of our assets (i.e. the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

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

Assumed Return on Our Portfolio
(Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder (1)	(23.9)%	(14.3)%	(4.6)%	5.0%	14.6%

(1)

Assumes $1.4 billion in total assets, $237.5 million in outstanding SBA debentures, $83.9 million of borrowings outstanding under the SPV Credit Facility (as defined below), $12.0 million in Secured Borrowings, $325.0 million outstanding of our unsecured notes, $741.9 million in net assets as of December 31, 2025, and a weighted average cost of funds of 5.230%.

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

Our board of directors engages one or more independent third-party valuation firm(s) to conduct independent appraisals of a selection of our portfolio investments for which market quotations are not readily available. Each portfolio company investment is generally appraised by the valuation firm(s) at least once every calendar year and each new portfolio company investment is appraised at least once in the twelve-month period following the initial investment. In certain instances, we may determine that it is not cost-effective, and as a result it is not in our stockholders’ best interest, to request the independent appraisal of certain portfolio company investments. Such instances include, but are not limited to, situations where we determine that the fair value of the portfolio company investment is relatively insignificant to the fair value of the total portfolio. Our board of directors consulted with the independent valuation firm(s) in arriving at our determination of fair value for 21 and 21 of our portfolio company investments representing 26.7% and 27.5% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended December 31, 2025 and 2024, respectively) as of December 31, 2025 and 2024, respectively.

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

Currently, the Company, the SBIC Funds, and Fidus Credit Opportunities, L.P. are the only investment vehicles managed by our investment advisor. The Investment Advisory Agreement does not limit our investment advisor’s ability to act as an investment advisor to other funds, including other BDCs, or other investment advisory clients. To the extent our investment advisor acts as an investment advisor to other funds or clients, including Fidus Credit Opportunities, L.P., we may have conflicts of interest with our investment advisor or its other clients that elect to invest in similar types of securities as those in which we invest. Members of our investment advisor’s investment committee serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds or other investment vehicles managed by our investment advisor. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. Our investment advisor will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with an allocation policy approved by our board of directors.

To the extent our investment advisor forms affiliates, including Fidus Credit Opportunities, L.P., we may co-invest on a concurrent basis with such affiliates, subject to compliance with applicable regulations and regulatory guidance and our allocation procedures. While we may co-invest with investment entities managed by our investment advisor or its affiliates, to the extent permitted by the 1940 Act and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investment. Our investment advisor and its affiliates have received an exemptive order that expands our ability to co-invest in portfolio companies with certain of our affiliates managed by our investment advisor in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies. We intend to co-invest, subject to the conditions included in the Order. However, neither we nor our affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them.

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

We entered into a license agreement with Fidus Partners, LLC under which Fidus Partners, LLC granted us a non-exclusive (provided that there is not a change in control of Fidus Partners, LLC), royalty-free license to use the name “Fidus.” Some of the members of our investment advisor’s investment committee and the senior origination professionals of our investment advisor are members of Fidus Partners, LLC. See Item 1. “Business — Management and Other Agreements — License Agreement.” In addition, we rent office space from our investment advisor and pay to our investment advisor our allocable portion of overhead and other expenses incurred in performing its obligations under the Administration Agreement, such as our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. This creates conflicts of interest that our board of directors must monitor.

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

The debentures issued by the SBIC Funds and guaranteed by the SBA have a maturity of ten years and bear interest semi-annually at fixed rates. Certain of the SBIC Funds’ SBA debentures begin to mature in 2029 and will require repayment on or before the respective maturity dates. The SBIC Funds will need to generate sufficient cash flow to make required debt payments on such debentures. If the SBIC Funds are unable to generate such cash flow, the SBA, as guarantor of the debentures, will have a superior claim to our assets over our stockholders in the event the SBIC Funds liquidate or the SBA exercises its remedies under such debentures as the result of a default by the SBIC Funds.

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

General interest rate fluctuations may have a negative impact on our investments and our investment returns and, accordingly, may have material adverse effect on our investment objective and our net investment income.

The Federal Reserve has reduced its benchmark interest rate by 0.25% in each of September 2025, October 2025 and December 2025 and held interest rates steady in February 2026, bringing the benchmark rate to the 3.50% to 3.75% range. While Federal Reserve has indicated that there may be additional rate cuts in the future, policymakers continue to emphasize their commitment to monitoring and addressing inflationary pressures. Given the evolving economic environment and policy considerations, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. Some of our debt investments bear interest at fixed rates and the value of these investments could be negatively affected by increases in market interest rates. In addition, because we have borrowed and to the extent that we borrow additional funds to make investments, an increase in interest rates would make it more expensive for us to use debt to finance our investments and adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. As a result, a significant increase in market interest rates could both reduce the value of our portfolio investments and increase our cost of capital, which would reduce our net investment income. Rising borrowing costs may contribute to the difficulty of companies in servicing their debt obligations and may lead to increases in default rates. Certain changes in interest rates could have a material adverse effect on the Company and its investments. Moreover, changes in interest rates could have a material negative impact on the financial condition of borrowers, the valuations for loans, the unanticipated repayments of loans, and pressure to renegotiate terms on existing loans. Also, an increase in interest rates available to investors could make an investment in shares of our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock. It is possible that the Federal Reserve’s tightening cycle also could result in a recession in the United States. Conversely, a decrease in interest rates may have an adverse impact on our returns by requiring us to seek lower yields on our debt investments and by increasing the risk that our portfolio companies will prepay the debt investments, resulting in the need to redeploy capital at potentially lower rates.

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

Rule 18f-4 under the 1940 Act relates to the use of derivatives and other transactions that create future payment or delivery obligations by BDCs (and other funds that are registered investment companies). Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk leverage limit, certain derivatives risk management program and testing requirements, and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. A BDC that enters into reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of Section 18, as modified by Section 61 of the 1940 Act, when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivative transactions under Rule 18f-4. In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this requirement, it is required to treat the unfunded commitment as a derivatives transaction subject to the aforementioned requirements of Rule 18f-4. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts. We qualify as a “limited derivatives user,” and as a result the requirements applicable to us under Rule 18f-4 may limit our ability to use derivatives and enter into certain other financial contracts. However, if we fail to qualify as a limited derivatives user and become subject to the additional requirements under Rule 18f-4, compliance with such requirements may increase cost of doing business, which could have a material adverse effect on our business, financial condition, results of operations and cash flow.

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

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. Although the current administration has signaled a more deregulatory approach with respect to the financial services industry it cannot be known at this time whether any regulation will be implemented or what form it will take. Changes to the regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

Actual and proposed changes to the complex system of laws and regulations governing the banking industry further pose risks to the success of our operations, cash flows or financial conditions. The effect of rules or regulations could be complex and far-reaching, and the changes and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

Until we know what policy changes are made and how those changes impact business and the business of our competitors over the long term, we will not know if, overall, it will benefit from them or be negatively affected by them.

We are currently operating in a period of significant capital markets disruption and economic uncertainty, which may have a negative impact on our business, financial condition and operations. An extended disruption in the capital markets and the credit markets could negatively affect our business.

From time to time, capital markets may experience periods of disruption and instability. Uncertainty with respect to, among other things, inflationary pressures, elevated interest rates, new tariffs and trade barriers, and geopolitical conditions, including the ongoing conflict between Russia and Ukraine, ongoing turmoil in Europe and the Middle East introduced significant volatility in the financial markets, and the effect of this volatility has materially impacted and could continue to materially impact our market risks. We anticipate our portfolio companies would be materially and adversely affected by any prolonged economic downturn or recession in the United States and other major markets. In addition, disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets.

The current economic conditions have resulted in an adverse impact on the ability of lenders to originate loans, the volume, type, and quality of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. The U.S. credit markets (in particular for middle-market loans), have experienced the following among other things: (i) increased draws by borrowers on revolving lines of credit and other financing instruments; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans and increased uses of PIK features; and (iii) greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues.

These conditions and future market disruptions and/or illiquidity could have an adverse effect on our (and our portfolio companies') business, financial condition, results of operations and cash flows. Ongoing unfavorable economic conditions may increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to our portfolio companies and/or us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. We may have to access, if available, alternative markets for debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions, fluctuations in interest rates or uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

While we intend to continue to source and invest in new loan transactions to U.S. middle market companies, we cannot be certain that we will be able to do so successfully or consistently. A lack of suitable investment opportunities may impair our ability to make new investments, and may negatively impact our earnings and result in decreased dividends to our shareholders.

If current economic conditions continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase. In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income, which would have a material adverse effect on our business, financial condition or results of operations. We also continue to observe supply chain interruptions, labor difficulties, commodity inflation and elements of economic and financial market instability both globally and in the United States, which could adversely impact our results of operations and financial condition.

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

In addition, we generally are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to qualify as a RIC. As a result, these earnings will not be available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which may have a material adverse effect on our business, results of operations and financial performance.

We cannot be certain as to the duration or magnitude of the ongoing economic condition in the markets in which we and our portfolio companies operate and corresponding declines in economic activity that may negatively impact the U.S. economy and the markets for the various types of goods and services provided by U.S. middle market companies. Depending on the duration, magnitude and severity of these conditions and their related economic and market impacts, certain of our portfolio companies may suffer declines in earnings and could experience financial distress, which could cause them to default on their financial obligations to us and their other lenders. In consideration of these and related factors, we have downgraded our internal ratings with respect to certain portfolio companies and may make additional downgrades with respect to other portfolio companies in the future as conditions warrant and new information becomes available.

Our business is dependent on bank relationships and recent strain on the banking system may adversely impact us.

The financial markets have periodically encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks that have experienced significant losses in connection with previous events of insolvency. In such distress events, it may be difficult for such banks to fund demands to withdraw deposits and other liquidity needs. Although the federal government previously announced measures to assist these banks and protect depositors, there is no assurance that similar measures will be implemented during future periods of volatility. Our business is dependent on bank relationships, including small and regional banks, and we are proactively monitoring the financial health of banks with which we (or our portfolio companies) do or may in the future do business. To the extent that our portfolio companies work with banks that are negatively impacted by the foregoing, such portfolio companies’ ability to access their own cash, cash equivalents and investments may be threatened. In addition, such affected portfolio companies may not be able to enter into new banking arrangements or credit facilities, or receive the benefits of their existing banking arrangements or facilities. Any such developments could harm our business, financial condition, and operating results, and prevent us from fully implementing our investment plan. Any continued strain on the banking system may adversely impact our business, financial condition and results of operations.

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

We have elected to be treated and intend to qualify annually as a RIC; however, no assurance can be given that we will be able to maintain our RIC tax treatment. To maintain our tax treatment as a RIC and to avoid the imposition of U.S. federal income tax on income and gains distributed to our stockholders, we must meet certain requirements, including source-of-income, asset diversification and annual distribution requirements. In order to satisfy the source-of-income requirement, we must derive at least 90% of our gross income for each year from dividends, interest, gains from sale of stock or other securities or foreign currencies, other income derived with respect to our business of investing in such stock or securities or income form “qualified publicly traded partnerships.” To maintain our tax treatment as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests in any year in which we intend to be treated as a RIC may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. In addition, in order to satisfy the Annual Distribution Requirement for a RIC, we must timely distribute at least 90% of our “investment company taxable income,” which is generally our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders on an annual basis. We will be subject to a nondeductible 4% U.S. federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar-year basis. We will be subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making annual distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to U.S. federal income tax on our entire taxable income without regard to any distributions made by us. If we fail to maintain our tax treatment as a RIC for any reason and become subject to U.S. federal income tax imposed at corporate rates, the resulting tax liability could substantially reduce our net assets, the amount of income available for distributions to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure could have a material adverse effect on us and our stockholders.

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

We currently expect to be treated as a publicly offered RIC, although there can be no assurance that we will in fact so qualify for any of our taxable years, and we may distribute taxable dividends that are payable in part in our common stock. Under certain applicable provisions of the Code and the Treasury regulations and a revenue procedure issued by the IRS, a publicly offered RIC may treat a distribution of its own stock as fulfilling the Annual Distribution Requirement if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive their distributions in cash, we must allocate the cash available for distribution among the shareholders electing to receive cash (with the balance of the distribution paid in shares of our common stock). If we qualify as a publicly offered RIC and decide to make any distributions consistent with this revenue procedure that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. The value of the shares received by a stockholder is treated as income for U.S. federal income tax purposes. A U.S. stockholder may have income from such dividend in excess of any cash received, and thus may be required to obtain cash from other sources to pay any applicable U.S. federal income tax. If a U.S. stockholder sells the stock it received as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale.

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

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, the dividend will be treated for all U.S. federal income tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillback dividends,” that are paid during the following taxable year that will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for U.S. federal income tax imposed at corporate rates. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2025 until as late as December 31, 2026. If we choose to pay a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.

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

Since in certain cases we may be required to recognize income before or without receiving cash representing such income, we may have difficulty meeting the Annual Distribution Requirement to maintain our tax treatment as a RIC. In such a case, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities to satisfy the Annual Distribution Requirement. In such circumstances, if we are unable to obtain such cash from other sources, we may fail to maintain our tax treatment as a RIC and thus be subject to U.S. federal income tax. See “We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to maintain our tax treatment as a RIC under subchapter M of the Code.”

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

We have elected to be treated for U.S. federal income tax purposes as a RIC. If we continue to meet certain requirements, including source-of-income, asset diversification and distribution requirements, and if we continue to be regulated as a BDC, we will continue to qualify as a RIC and therefore will not have to pay U.S. federal income tax on income that we timely distribute (or are deemed to distribute) to our stockholders, allowing us to substantially reduce or eliminate our U.S. federal income tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings (other than the SBA guaranteed debentures) and any preferred stock we may issue in the future, of at least 150% at the time we issue any debt or preferred stock. This requirement limits the amount of our leverage. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or issuing preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so.

While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline. In addition, as a BDC, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. At our 2025 Annual Stockholders Meeting on June 11, 2025, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 11, 2026 or the date of our 2026 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2026 Annual Meeting of Stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25% of FIC’s then outstanding common stock immediately prior to each such sale. We do not intend to issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so. The level of net asset value dilution that could result from such an offering is not limited.

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

Our business will require capital to operate and grow. We may acquire such additional capital from the following sources:

Senior Securities. Currently we, through the SBIC Funds, issue debentures guaranteed by the SBA and have access to funds under our credit facility. In the future, we may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as senior securities. As a result of issuing senior securities, we will be exposed to additional risks, including, but not limited to, the following:

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

Additional Common Stock. Under the provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of our stockholders, and our stockholders approve such sale. At our 2025 Annual Stockholders Meeting on June 11, 2025, our stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 11, 2026 or the date of our 2026 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2026 Annual Meeting of Stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25% of FIC’s then outstanding common stock immediately prior to each such sale. We do not intend to sell or otherwise issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so. The level of net asset value dilution that could result from such an offering is not limited. In any such case, however, the price at which our common stock is to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act and the regulations and staff interpretations thereunder. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

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

Changes to U.S. tariff and import/export regulations may have a negative effect on the operation of our portfolio companies and, in turn, negatively impact us.

The U.S. government has recently imposed, and may in the future increase, tariffs on specific countries and commodities. In response, certain foreign trading partners, and others in the future, may impose retaliatory tariffs on certain U.S. goods. Although the Supreme Court recently invalidated the tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), certain tariff rates and obligations established through trade agreements that were negotiated during active IEEPA tariffs remain in effect, and the current administration has announced widely applicable tariffs pursuant to the Trade Act of 1974, effective February 24, 2026. The administration has indicated that it will continue seeking to implement tariffs through other statutory authorities as well. The scope of the Supreme Court’s decision may create market uncertainty as it relates to the availability of refunds for prior tariffs and the imposition of new tariffs to replace those imposed under IEEPA.

The foregoing trade policy landscape has created significant uncertainty about the future relationship between the United States and certain other countries with respect to trade policies, treaties and new and increased tariffs. These developments, or the continued uncertainty relating to U.S. trade policies, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. The uncertainty relating to U.S. trade policies has increased market volatility. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers, and increase costs, decrease margins, and reduce the competitiveness of products and services offered by our portfolio companies. The foregoing may adversely affect the revenues and profitability of such portfolio companies and, in turn, negatively affect our results of operations, which could cause the market value of our shares of common stock to decline.

Our ability to enter into and exit investment transactions with our affiliates will be restricted.

Except in those instances where we have received prior exemptive relief from the SEC, we will be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Independent Directors. We and other funds managed by our investment advisor received exemptive relief from the SEC under the 1940 Act, which permits us to co-invest with other funds managed by our investment advisor or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. In addition, any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is deemed our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our Independent Directors. The 1940 Act also prohibits “joint” transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our Independent Directors. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person, or entering into joint transactions with such person, absent the prior approval of the SEC. These restrictions could limit or prohibit us from making certain attractive investments that we might otherwise make absent such restrictions.

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

We, and others in our industry, are the targets of malicious cyber activity. A successful cyber-attack, whether perpetrated by criminal or state-sponsored actors, against us or our service providers, or an accidental disclosure of non-public information could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition, particularly if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data, especially personal and other confidential information. The rapid evolution and scale of artificial intelligence technologies may also increase the likelihood or effectiveness of a cyber-attack against us, our investment advisor or our third-party service providers. If a significant number of the members of our management were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

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

Third parties with which we do business (including vendors that provide us with services) are sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as counterparty, employee, and borrower information. Cybersecurity failures or breaches by our investment advisor and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate its NAV, impediments to trading, the inability of our stockholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputation damages, reimbursement of other compensation costs, or additional compliance costs. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, acquisition, use, alteration or destruction of data, or other cybersecurity incidents that affects our data, resulting in increased costs and other consequences, as described above. The Company does not control the cybersecurity measures put in place by such third parties, and such third parties could have limited indemnification obligations to the Company and its affiliates. If such a third party fails to adopt or adhere to adequate cybersecurity procedures, or if despite such procedures its networks or systems are breached, information relating to investor transactions and/or personal information of investors may be lost or improperly accessed, used or disclosed. The Company, the Adviser and its affiliates have implemented processes, procedures and internal controls to mitigate cybersecurity risks and cyber intrusions, including in its vendors, but these measures, as well as the Company’s increased awareness of the nature and extent of a risk of a cyber-incident, may be ineffective and do not guarantee that a cyber-incident will not occur or that the Company’s financial results, operations or confidential information will not be negatively impacted by a cybersecurity or cyber intrusion incident. Substantial costs may be incurred in order to prevent any cyber incidents in the future.

Privacy and information security laws and regulatory changes (including regulations to report material cybersecurity incidents to the SEC), and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. For example, the SEC adopted rules requiring disclosure of material cybersecurity incidents and disclosure relating to cybersecurity risk management, and amendments to Regulation S-P governing policies and procedures designed to address unauthorized access to customer information. We may face increased costs to comply with any new or changing regulations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks.

We may be subject to risks associated with artificial intelligence.

Recent technological advances in artificial intelligence and machine learning technology may pose risks to us and our portfolio companies. For example, whether or not known to us, third-party service providers or other counterparties of ours or our portfolio companies may use artificial intelligence and machine learning technology in their business activities.

Because artificial intelligence is reliant on the collection and analysis of large amounts of data, the effectiveness of the results generated by such technology could contain inaccuracies and/or errors, which may be material. To the extent that we or our portfolio companies are exposed to the risks of artificial intelligence and machine learning technology use, any such inaccuracies or errors could have adverse impacts on our investments. Additionally, the ongoing development, maintenance and operation of any artificial intelligence tools in our business activities could be costly and may involve unforeseen difficulties, such as undetected errors or material performance issues. Artificial intelligence and its applications, including in the investment management and capital markets industries, continue to develop rapidly, and it is impossible to predict the future risks applicable to us that may arise from such developments.

In addition, regulators are also increasing scrutiny and considering regulation of the use of artificial intelligence technologies. We cannot predict what, if any, actions may be taken or the impact such actions may have on our business and results of operations.

Environmental, social and governance factors may adversely affect our business or cause us to alter our business strategy.

Our business faces increasing public scrutiny related to environmental, social and governance activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering environmental, social and governance factors in our investment processes. Adverse incidents with respect to environmental, social and governance activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to environmental, social and governance could adversely affect our business.

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

The continued threat of global terrorism, acts of war and the impact of military and other action will likely continue to cause volatility in the economies of certain countries, contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide and various aspects thereof, including in prices of commodities. Our portfolio investments may involve significant strategic assets having a national or regional profile. The nature of these assets could expose them to a greater risk of being the subject of a terrorist attack than other assets or businesses. Acts of war could similarly lead to such volatility. For example, in response to the ongoing conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. In addition, the ongoing turmoil in Europe and the Middle East and escalating tensions in the region may create volatility and disruption of global markets.

The ramifications of the hostilities and sanctions, however, may not be limited to Russia, Europe and the Middle East and Russian, European and Middle Eastern companies, respectively, but may extend to and negatively impact other regional and global economic markets (including the United States), companies in other countries and on various sectors, industries and markets for securities and commodities globally, such as oil and natural gas. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows, and results of operations, and could cause the market value of our common stock to decline. In addition, these market and economic disruptions could negatively impact the operating results of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies, and impact our business, operating resulting and financial condition. In addition, parties in such conflicts may take retaliatory actions, such as cyberattacks or espionage against other countries and companies around the world, and any such countermeasures could negatively impact such countries and/or the companies in which we invest. The extent and duration of the military action or future escalation of such hostilities, the extent and impact of existing and future sanctions, market disruptions and volatility, and the result of any diplomatic negotiations cannot be predicted. These and any related events could have a significant impact on our performance and the value of an investment in us.

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

Healthcare companies often must obtain and maintain regulatory approvals to market many of their products, change prices for certain regulated products and consummate some of their acquisitions and divestitures. Delays in obtaining or failing to obtain or maintain these approvals could reduce revenue or increase costs. Policy changes on the local, state and federal level, such as the expansion of the government’s role in the healthcare arena and alternative assessments and tax increases specific to the healthcare industry or healthcare products as part of federal health care reform initiatives, could fundamentally change the dynamics of the healthcare industry.

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

Shares of closed-end investment companies, including BDCs, frequently trade at a discount from net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value. In addition, if our common stock trades below net asset value, we will generally not be able to issue additional common stock at the market price without first obtaining the approval of our stockholders and our Independent Directors. On June 11, 2025, our stockholders voted to allow us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 11, 2026 or the date of our 2026 Annual Meeting of Stockholders. We expect to present to our stockholders a similar proposal at our 2026 Annual Meeting of Stockholders. Selling or otherwise issuing shares of FIC’s common stock below its then current net asset value per share would result in a dilution of FIC’s existing common stockholders. The maximum number of shares issuable below net asset value pursuant to the authority granted by our stockholders that could result in such dilution is limited to 25% of FIC’s then outstanding common stock immediately prior to each such sale. We do not intend to sell or otherwise issue shares of our common stock below net asset value unless our board of directors determines that it would be in our stockholders’ best interests to do so. The level of net asset value dilution that could result from such an offering is not limited.

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

Most recently, on June 11, 2025, our stockholders approved our ability to sell or otherwise issue shares of our common stock at a discount from net asset value per share, as long as the cumulative number of shares sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale, for a period of one year ending on the earlier of June 11, 2026 or the date of our 2026 Annual Meeting of Stockholders. Our stockholders will be asked to vote on a similar proposal at our 2026 Annual Meeting of Stockholders. If we sell or otherwise issue shares of our common stock at a discount to net asset value, it will pose a risk of dilution to our stockholders. In particular, stockholders who do not purchase additional shares at or below the discounted price in proportion to their current ownership will experience an immediate decrease in net asset value per share (as well as in the aggregate net asset value of their shares if they do not participate at all). These stockholders will also experience a disproportionately greater decrease in their participation in our earnings and assets and their voting power than the increase we experience in our assets, potential earning power and voting interests from such issuances or sale. In addition, such issuances or sales may adversely affect the price at which our common stock trades. For additional information and hypothetical examples of these risks, see “Sales of Common Stock Below Net Asset Value,” and for actual dilution illustrations specific to an offering, see the prospectus supplement pursuant to which such sale is made.

Our net asset value may have changed significantly since our last valuation.

Our board of directors determines the fair value of our portfolio investments on a quarterly basis based on input from our investment advisor, our audit committee and, as to certain of our investments, a third party independent valuation firm. While the board of directors will review our net asset value per share in connection with any offering, it will not always have the benefit of input from the independent valuation firm when it does so. The fair value of various individual investments in our portfolio and/or the aggregate fair value of our investments may change significantly over time. If the fair value of our investment portfolio at December 31, 2025 is less than the fair value was at the time of an offering during 2025, then we may record an unrealized loss on our investment portfolio and may report a lower net asset value per share than was reflected in the Selected Consolidated Financial Data and the financial statements included in the prospectus supplement of that offering. If the fair value of our investment portfolio at December 31, 2025 is greater than the fair value at the time of an offering during 2025, we may record an unrealized gain on our investment portfolio and may report a greater net asset value per share than so reflected in the prospectus supplement of that offering. Upon publication of this information in connection with our announcement of operating results for our fiscal year ended December 31, 2025, the market price of our common stock may fluctuate materially, and may be substantially less than the price per share you pay for our common stock in an offering.

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

As of February 24, 2026, we had 37,954,364 shares of common stock outstanding. Sales of substantial amounts of our common stock, or the availability of shares for sale, could adversely affect the prevailing market price of our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading on June 21, 2011 on the NASDAQ Global Market under the symbol “FDUS.” Effective January 3, 2012, our common stock was included in the Nasdaq Global Select Market. The last reported price for our common stock on February 24, 2026 was $18.30 per share. As of February 24, 2026, we had 16 stockholders of record.

Price Range of Common Stock

The following table lists the high and low closing sale price for our common stock, and the closing sale price as a percentage of net asset value, or NAV, on our common stock for each fiscal quarter during the last two most recently completed fiscal years and each full fiscal quarter since the beginning of the current fiscal year.

Period	NAV(1)		High Closing Sales Price	Low Closing Sales Price	Premium / (Discount) of High Sales Price to NAV(2)	Premium / (Discount) of Low Sales Price to NAV(2)
Year Ended December 31, 2026:
First Quarter (through February 24, 2026)	$	*	$20.22	$18.21	* %	* %

Year Ended December 31, 2025:
First Quarter		$19.39	$23.37	$20.39	20.5%	5.2%
Second Quarter		19.57	20.65	17.32	5.5	(11.5)
Third Quarter		19.56	21.99	20.18	12.4	3.2
Fourth Quarter		19.55	21.07	18.75	7.8	(4.1)

Year Ended December 31, 2024:
First Quarter		$19.36	$20.04	$18.79	3.5%	(2.9)%
Second Quarter		19.50	20.47	19.26	5.0	(1.2)
Third Quarter		19.42	20.34	18.76	4.7	(3.4)
Fourth Quarter		19.33	21.49	19.10	11.2	(1.2)

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

* NAV has not yet been determined.

Shares of BDCs may trade at a market price that is less than the net asset value of those shares. The possibilities that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. It is not possible to predict whether any common stock offered pursuant to this prospectus supplement will trade at, above, or below net asset value. As of February 24, 2026, our shares of common stock traded at a discount equal to approximately 6.4% of the net assets attributable to those shares based upon our $19.55 net asset value per share as of December 31, 2025. It is not possible to predict whether the shares offered hereby will trade at, above, or below net asset value.

Stock Performance Graph

This graph compares the stockholder return on our common stock from December 31, 2020 to December 31, 2025 with that of the Russell 2000 Financial Services Index and the Standard & Poor’s 500 Total Return Stock Index. This graph assumes that on December 31, 2020, $100 was invested in our common stock, the Russell 2000 Financial Services Index, and the Standard & Poor’s 500 Total Return Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Comparison of Cumulative Total Return
For the period December 31, 2020 to December 31, 2025
Assumes Initial Investment of $100
280.00
260.00
240.00
220.00
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Fidus Investment Corp.
S&P 500 Index
Russell 2000 Financial Services Index

Outstanding Securities

The following table shows our outstanding classes of securities as of December 31, 2025:

(a) Title of Class	(b) Amount Authorized		(c) Amount Held by us or for Our Account	d) Amount Outstanding Exclusive of Amounts Shown Under (c)
Common Stock	100,000,000		70,540	37,954,364
SBA Debentures	$321.5 million	(1)	—	$237.5 million
SPV Credit Facility	$225.0 million		—	$83.9 million
Notes	$325.0 million		—	$325.0 million
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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	-	(1)
Offering Expenses born by us (as a percentage of offering price)	-	(2)
Dividend reinvestment plan expenses	-	(3)
Total stockholder transaction expenses paid by us (as a percentage of offering price)	-	(4)
Annual expenses (as a percentage of net assets attributable to common stock) (5):
Base management fee	3.01%	(6)
Incentive fees payable under Investment Advisory Agreement	2.66%	(7)
Interest payments on borrowed funds	5.05%	(8)
Other expenses	1.36%	(9)
Total annual expenses, before base management fee waiver	12.08%	(10)
Base management fee waiver	(0.03%)	(11)
Total annual expenses, net of base management fee waiver	12.05%	(12)

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
(5)
Net assets attributable to common stock equals average net assets, which is calculated as the average of the net assets balances for the year ended December 31, 2025.
(6)
Our base management fee is 1.75% of the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts). This item represents actual base management fees incurred for the year ended December 31, 2025. We may from time to time decide it is appropriate to change the terms of the Investment Advisory Agreement. Under the 1940 Act, any material change to our Investment Advisory Agreement must be submitted to stockholders for approval. The 3.01% reflected in the table is calculated on our net assets (rather than our total assets). See Item 1. “Business — Management and Other Agreements—Investment Advisory Agreement.”
(7)
This item represents actual fees incurred on pre-incentive fee net investment income (income incentive fee) and actual fees payable for the capital gains incentive fee for the year ended December 31, 2025. As of December 31, 2025, there were no capital gains incentive fees payable in cash. For the year ended December 31, 2025, we accrued capital gains incentive fees (reversal) of $1.7 million in accordance with U.S. GAAP, which equals 0.25% of average net assets attributable to common stock; such amount has not been included in the estimated expenses figure reflected in the table above.

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

See Item 1. “Business — Management and Other Agreements—Investment Advisory Agreement.”

(8)
As of December 31, 2025, we had outstanding SBA debentures of $237.5 million; we had $325.0 million outstanding of our Notes; we had secured borrowings outstanding of $12.0 million; we had $83.9 million outstanding borrowings under our special purpose vehicle credit facility with ING Capital, LLC (the “SPV Credit Facility”), which has a total commitment of $225.0 million. Interest payments on borrowed funds is based on estimated annual interest and fee expenses on outstanding SBA debentures, the Notes, secured borrowings and outstanding borrowings under the SPV Credit Facility as of December 31, 2025 with a weighted average stated interest rate of 5.230% as of that date. We also pay a commitment fee that varies depending on the size of the unused portion of the SPV Credit Facility: (1) if the utilized portion of the aggregate commitments as of the close of business on such day is less than 35% of the aggregate commitments (the “Minimum Utilization Amount”), the commitment fee will equal the sum of (a) the then applicable margin multiplied by (i) the Minimum Utilization Amount minus (ii) the aggregate outstanding principal balance of the advances on such day and (b) 0.50% multiplied by 65% of the commitments and (2) if the utilized portion of the aggregate commitments is greater than or equal to the Minimum Utilization Amount, the commitment fee will equal 0.50% multiplied by the unused amount of the commitments. We have estimated the annual interest expense on borrowed funds and caution you that our actual interest expense will depend on prevailing interest rates and our rate of borrowing, which may be substantially higher than the estimate provided in this table.
(9)
Other expenses represent our estimated annual operating expenses, as a percentage of net assets attributable to common shares estimated for the year ended December 31, 2025, including professional fees, directors’ fees, insurance costs, expenses of our dividend reinvestment plan and payments under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by our administrator, expenses incurred in a money market fund, and our income tax provision (benefit) relating to deferred and current tax provision (benefit) for U.S. federal income taxes and excise, state and other taxes. See Item 1. “Business — Management and Other Agreements—Administration Agreement.” Other expenses exclude interest payments on borrowed funds and for issuances of debt securities or preferred stock, interest payments on debt securities and distributions with respect to preferred stock. “Other expenses” are based on actual other expenses for the year ended December 31, 2025.
(10)
“Total annual expenses, before base management fee waiver” as a percentage of consolidated net assets attributable to common stock are higher than the total annual expenses percentage would be for a company that is not leveraged. We borrow money to leverage our net assets and increase our total assets.
(11)
The Board of Directors accepted a voluntary, non-contractual, and unconditional waiver from the Investment Advisor to exclude any investments recorded as secured borrowings as defined under U.S. GAAP from the base management fee payable as of December 31, 2025. The base management fee waived for the year ended December 31, 2025 was $0.2 million.
(12)
The SEC requires that the “total annual expenses, net of base management fee waiver” percentage be calculated as a percentage of net assets (defined as total assets less total liabilities), rather than the total assets, including assets that have been purchased with borrowed amounts. If the “total annual expenses, net of base management fee waiver” percentage were calculated instead as a percentage of average consolidated total assets, our “total annual expenses, net of base management fee waiver” would be 6.58% of average consolidated total assets.

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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return	$ 116	$ 325	$ 505	$ 855

You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return resulting entirely from net realized capital gains (all of which is subject to our incentive fee on capital gains)

	$ 125	$ 346	$ 533	$ 884

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

Recent Sales of Unregistered Securities

We did not engage in any sales of unregistered securities during the fiscal year ended December 31, 2025.

Issuer Purchases of Equity Securities

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On November 3, 2025, the Board extended the Stock Repurchase Program through December 31, 2026, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified, or discontinued at any time. We did not make any repurchases of common stock during the years ended December 31, 2025, 2024, and 2023. Refer to Note 9 to our consolidated financial statements for additional information concerning stock repurchases.

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

FIC was formed as a Maryland corporation on February 14, 2011. We completed our initial public offering, or IPO, in June 2011. On June 20, 2011, FIC acquired all of the limited partnership interests of Fund I and membership interests of Fidus Mezzanine Capital GP, LLC, its general partner, resulting in Fund I becoming our wholly-owned SBIC subsidiary. Immediately following the acquisition, we and Fund I elected to be treated as business development companies, or BDCs, under the 1940 Act and our investment activities have been managed by Fidus Investment Advisors, LLC, our investment advisor, and supervised by our board of directors, a majority of whom are independent of us. We commenced operations of Fund II, Fund III and Fund IV, each a wholly owned subsidiary, on March 29, 2013, April 18, 2018, and November 28, 2023, respectively.

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

Portfolio Composition, Investment Activity and Yield

During the years ended December 31, 2025 and 2024, we invested $498.2 million and $394.5 million, respectively, in debt and equity investments, including 20 and 16 new portfolio companies, respectively. During the years ended December 31, 2025 and 2024, we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $288.0 million and $276.9 million, respectively, including exits of eight and ten portfolio companies, respectively. The following table summarizes investment purchases and sales and repayments of investments by type for the years ended December 31, 2025 and 2024 (dollars in millions).

	Purchases of Investments				Sales and Repayments of Investments
	2025		2024		2025		2024
First Lien Debt(1)	$462.7	92.9%	$318.6	80.8%	$186.6	64.8%	$165.0	59.6%
Second Lien Debt	13.6	2.7	33.3	8.4	12.5	4.3	67.4	24.3
Subordinated Debt	4.0	0.8	21.9	5.6	54.0	18.8	19.7	7.1
Equity	17.8	3.6	20.7	5.2	24.5	8.5	24.8	9.0
Warrants	0.1	—	—	—	10.4	3.6	—	—
Total	$498.2	100.0%	$394.5	100.0%	$288.0	100.0%	$276.9	100.0%

(1) For the years ended December 31, 2025 and 2024, includes unitranche securities, which account for 48.1% and 41.3% of purchases, respectively. For the years ended December 31, 2025 and 2024, includes unitranche securities, which account for 7.2% and 4.9% of repayments, respectively.

As of December 31, 2025, the fair value of our investment portfolio totaled $1.3 billion and consisted of 97 active portfolio companies and six portfolio companies that have sold their underlying operations. As of December 31, 2025, 58 portfolio companies’ debt investments bore interest at a variable rate, which represented $890.1 million, or 75.3%, of our debt investment portfolio on a fair value basis, and the remainder of our debt investment portfolio was comprised of fixed-rate investments. Overall, the portfolio had net unrealized appreciation of $25.5 million as of December 31, 2025. As of December 31, 2025, our average active portfolio company investment at amortized cost was $13.4 million, which excludes investments in six portfolio companies that have sold their underlying operations.

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

The weighted average yield on debt investments as of December 31, 2025 and 2024 was 12.6% and 13.3%, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of December 31, 2025 and 2024, including the accretion of OID and debt investment origination fees, but excluding investments on non-accrual status and investments recorded as a secured borrowing.

The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments (dollars in millions):

	Fair Value				Cost
	December 31,		December 31,		December 31,		December 31,
	2025		2024		2025		2024
First Lien Debt(1)	$1,019.2	77.0%	$718.2	65.8%	$1,014.5	78.1%	$729.1	67.8%
Second Lien Debt	68.9	5.2	83.5	7.7	95.6	7.3	116.2	10.8
Subordinated Debt	94.4	7.1	142.8	13.1	95.3	7.3	142.1	13.2
Equity	142.1	10.7	138.4	12.7	93.1	7.2	84.8	7.9
Warrants	0.2	—	7.6	0.7	0.8	0.1	3.0	0.3
Total	$1,324.8	100.0%	$1,090.5	100.0%	$1,299.3	100.0%	$1,075.2	100.0%

(1) Includes unitranche investments, which account for 48.3% and 49.3% of our portfolio on a fair value and cost basis as of December 31, 2025, respectively. Includes unitranche investments, which account for 39.9% and 40.4% of our portfolio on a fair value and cost basis as of December 31, 2024, respectively.

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	December 31,		December 31,		December 31,		December 31,
	2025		2024		2025		2024
United States
Midwest	$162.4	12.3%	$120.5	11.1%	$114.4	8.8%	$73.6	6.8%
Southeast	387.2	29.1	339.7	31.2	379.9	29.3	337.8	31.4
Northeast	263.1	19.9	211.8	19.4	262.7	20.2	202.2	18.8
West	213.1	16.1	194.6	17.8	232.8	17.9	232.3	21.6
Southwest	283.0	21.4	211.4	19.4	293.6	22.6	216.8	20.2
Canada	16.0	1.2	12.5	1.1	15.9	1.2	12.5	1.2
Total	$1,324.8	100.0%	$1,090.5	100.0%	$1,299.3	100.0%	$1,075.2	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	December 31,	December 31,	December 31,	December 31,
Name	2025	2024	2025	2024
Information Technology Services	35.7%	34.0%	37.6%	37.8%
Business Services	13.3	12.6	13.3	12.4
Specialty Distribution	6.7	2.8	6.8	2.8
Healthcare Products	6.6	8.1	3.8	4.6
Utilities: Services	5.5	4.9	5.3	4.7
Healthcare Services	5.1	4.7	5.5	4.0
Component Manufacturing	4.8	7.7	5.4	7.4
Building Products Manufacturing	3.7	3.9	3.5	4.5
Consumer Services	3.7	3.3	3.9	3.3
Retail	3.1	4.7	3.0	4.5
Aerospace & Defense Manufacturing	2.6	1.8	2.8	2.2
Environmental Industries	2.6	2.6	2.3	2.8
Promotional Products	2.0	2.4	1.9	2.3
Industrial Cleaning & Coatings	1.2	1.2	1.4	1.3
Consumer Products	0.9	1.7	0.9	1.8
Oil & Gas Services	0.7	0.9	0.8	0.9
Transportation Services	0.7	2.0	0.7	2.0
Industrial Product Services	0.6	0.7	0.6	0.7
Utility Equipment Manufacturing	0.5	—	0.5	—
Total	100.0%	100.0%	100.0%	100.0%

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

We also have observed, and continue to observe, supply chain disruptions, labor and resource shortages, commodity inflation, elements of financial market instability (including elevated interest rates), changes to U.S. tariff and trade policies and uncertainty relating to such changes, an uncertain economic outlook for the United States (which may include a recession), and elements of geopolitical instability (including the ongoing war in Ukraine, U.S. and China relations, and ongoing conflicts in the Middle East). In the event that the U.S. economy enters into a protracted recession, it is possible that the results of certain U.S. middle market companies could experience deterioration. We are closely monitoring the effect of such market volatility may have on our portfolio companies and our investment activities. We also are maintaining close communications with our portfolio companies and have also increased oversight of credits in vulnerable industries to mitigate any decline in loan performance and reduce credit risk.

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of December 31, 2025 and 2024 (dollars in millions):

	Fair Value				Cost
	December 31,		December 31,		December 31,		December 31,
Investment Rating	2025		2024		2025		2024
1	$68.6	5.2%	$100.0	9.2%	$7.2	0.6%	$27.2	2.5%
2	1,145.2	86.5	895.9	82.1	1,130.8	87.0	886.7	82.6
3	109.2	8.2	83.7	7.7	118.1	9.1	99.4	9.2
4	1.8	0.1	10.5	1.0	21.8	1.7	34.6	3.2
5	—	—	0.4	—	21.4	1.6	27.3	2.5
Total	$1,324.8	100.0%	$1,090.5	100.0%	$1,299.3	100.0%	$1,075.2	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of December 31, 2025 and 2024 was 2.0 and 2.0, respectively, on a fair value basis and 2.2 and 2.2, respectively, on a cost basis.

Non-Accrual

As of December 31, 2025 and December 31, 2024, we had debt investments in two and four portfolio companies, respectively on non-accrual status (dollars in millions):

	December 31, 2025				December 31, 2024
	Fair				Fair
Portfolio Company	Value		Cost		Value	Cost
Quantum IR Technologies, LLC	$—	(1)	$—	(1)	$—	$12.0
US GreenFiber, LLC	—	(1)	—	(1)	—	5.2
Suited Connector LLC	1.5		15.9		5.5	15.9
Virtex Enterprises, LP	0.2		11.2		4.8	11.3
Total	$1.7		$27.1		$10.3	$44.4

(1) The Company exited its debt investments in such portfolio companies and did not hold such investments as of December 31, 2025.

Discussion and Analysis of Results of Operations

Comparison of fiscal years ended December 31, 2025, 2024, and 2023

Investment Income

Below is a summary of the changes in total investment income for the years ended December 31, 2025, 2024, and 2023, as well as a comparison of those periods year-over-year (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Years Ended December 31,			2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	$ Change	% Change (1)	$ Change	% Change (1)
Interest income	$126.4	$123.1	$109.9	$3.3	2.6%	$13.2	12.0%
Payment-in-kind interest income	10.9	7.8	6.6	3.1	38.6%	1.2	18.2%
Dividend income	3.0	2.2	1.2	0.8	36.1%	1.0	84.5%
Fee income	12.2	9.6	9.5	2.6	27.0%	0.1	1.3%
Interest on idle funds	3.4	3.4	2.9	-	NM	0.5	16.9%
Total investment income	$155.9	$146.1	$130.1	$9.8	6.6%	$16.0	12.3%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the year ended December 31, 2025, total investment income was $155.9 million, an increase of $9.8 million or 6.6%, from the $146.1 million of total investment income for the year ended December 31, 2024. As reflected in the table above, the increase is primarily attributable to the following:

•
$6.4 million increase in total interest income (which includes a $3.1 million increase in PIK interest income) resulting from an increase in average debt investment balances outstanding, partially offset by a decrease in weighted average yield on debt investment balances outstanding during 2025 as compared to 2024.
•
$0.8 million increase in dividend income, during 2025 as compared to 2024, due to increased levels of distributions received from equity investments.
•
$2.6 million increase in fee income resulting from an increase in origination and prepayment fees, partially offset by a decrease in amendment fees during 2025 as compared to 2024.

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

Expenses

Below is a summary of the changes in total expenses, including income tax provision, for the years ended December 31, 2025, 2024, and 2023, as well as a comparison of those periods year-over-year (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Years Ended December 31,			2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	$ Change	% Change (1)	$ Change	% Change (1)
Interest and financing expenses	$31.6	$24.4	$22.7	$7.2	29.6%	$1.7	7.2%
Base management fee	20.9	18.9	16.3	2.0	11.0%	2.6	15.8%
Incentive fee - income	18.5	18.5	16.5	-	0.0%	2.0	12.2%
Incentive fee - capital gains	1.7	0.7	2.4	1.0	134.1%	(1.7)	(69.6%)
Administrative service expenses	2.7	2.6	2.4	0.1	2.8%	0.2	10.4%
Professional fees	3.4	3.2	3.0	0.2	5.0%	0.2	10.4%
Other general and administrative expenses	1.2	1.0	1.0	0.2	16.6%	-	NM
Total expenses, before base management fee waiver	80.0	69.3	64.3	10.7	15.4%	5.0	7.9%
Base management fee waiver	(0.2)	(0.3)	(0.3)	0.1	12.9%	-	NM
Total expenses, net of base management fee waiver before income tax provision	79.8	69.1	64.0	10.7	15.5%	5.1	8.0%
Income tax provision	2.2	2.4	1.0	(0.2)	(7.9%)	1.4	136.9%
Total expenses, including income tax provision	$82.0	$71.5	$65.0	$10.5	14.7%	$6.5	10.0%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the year ended December 31, 2025, total expenses, including income tax provision, were $82.0 million, an increase of $10.5 million or 14.7%, from the $71.5 million of total expenses, including income tax provision, for the year ended December 31, 2024. As reflected in the table above, the increase is primarily attributable to the following:

•
$7.2 million increase in interest and financing expenses due to an increase in the weighted average interest rate of our debt outstanding and an increase in average borrowings outstanding during 2025 as compared to 2024.
•
$2.1 million net increase in base management fee, including the base management fee waiver, due to higher average total assets during 2025 as compared to 2024.
•
$1.0 million increase in the capital gains incentive fee due to a $5.3 million increase in net gain on investments (net realized gains (losses) plus net change in unrealized appreciation (depreciation) on investments) during 2025, as compared to the same period in 2024.
•
$0.2 million increase in professional fees due to increased proxy solicitation fees during 2025 as compared to 2024.
•
$0.2 million decrease in income tax provision resulting from decreased distributions received at the Taxable Subsidiaries during 2025 as compared to 2024.

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

Net Investment Income

Net investment income was $73.9 million, $74.6 million, and $65.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Net investment income decreased by $0.7 million, or (1.1)%, during fiscal 2025 as compared to fiscal 2024, as a result of the $9.8 million increase in total investment income, offset by the $10.5 million increase in total expenses, including the base management fee waiver and income tax provision.

Net investment income increased by $9.5 million, or 14.6%, during fiscal 2024 as compared to fiscal 2023, as a result of the $16.0 million increase in total investment income, partially offset by the $6.5 million increase in total expenses, including the base management fee waiver and income tax provision.

Net Gain (Loss) on Investments

For the year ended December 31, 2025, the total net realized gain/(loss) on investments, before income tax (provision)/benefit, was $3.4 million. Income tax (provision)/benefit from realized gains on investments was $(4.0) million for the year ended December 31, 2025. We realize a gain/(loss) on our equity investments primarily when we either sell our equity investment or the underlying portfolio company is sold. Significant realized gains (losses) for the year ended December 31, 2025 are summarized below (dollars in millions):

		Net Realized
Portfolio Company	Realization Event (1)	Gains (Losses)
Healthfuse, LLC	Exit of portfolio company	3.2
Medsurant Holdings, LLC	Sale of portfolio company	11.0
Rhino Assembly Company, LLC	Escrow distribution	0.1
Micronics Filtration Holdings, Inc. (dba Micronics Engineered Filtration Group, Inc.)	Exit of portfolio company	6.2
OnePath Systems, LLC	Sale of portfolio company	0.2
USG AS Holdings, LLC	Sale of portfolio company	0.7
Quantum IR Technologies, LLC	Exit of portfolio company	(14.4)
PowerGrid Services Acquisition, LLC	Sale of portfolio company	0.9
Choice Technology Solutions, LLC (dba Choice Merchant Solutions, LLC)	Sale of portfolio company	(0.5)
Quest Software US Holdings Inc.	Exchange of debt investment	(2.5)
Power Grid Components, Inc.	Escrow distribution	0.2
Comply365, LLC	Escrow distribution	0.1
Aldinger Company	Exit of portfolio company	2.3
GP&C Operations, LLC (dba Garlock Printing and Converting)	Exit of portfolio company	0.8
Fraser Steel LLC	Sale of preferred equity investment	0.1
Mirage Trailers LLC	Escrow distribution	0.1
Hallmark Health Care Solutions, Inc.	Escrow distribution	0.1
US GreenFiber, LLC	Exit of debt investments	(5.2)
Net realized gain (loss) on investments		3.4
Income tax (provision) benefit from realized gains on investments		(4.0)
Net realized gain (loss), net of income tax provision, on investments		$(0.6)

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

For the year ended December 31, 2024, the total net realized gain/(loss) on investments, before income tax (provision)/benefit was $11.6 million. Income tax (provision)/benefit from realized gains on investments was $(1.5) million for the year ended December 31, 2024. We realize a gain/(loss) on our equity investments primarily when we either sell our equity investment or the underlying portfolio company is sold. Significant realized gains (losses) for the year ended December 31, 2024 are summarized below (dollars in millions):

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

During the years ended December 31, 2025, 2024, and 2023, we recorded a net change in unrealized appreciation (depreciation) on investments attributable to the following (dollars in millions):

	Year Ended December 31,
Unrealized Appreciation (Depreciation)	2025	2024	2023
Exit, sale or restructuring of investments	$0.6	$(9.5)	$(7.5)
Fair value adjustments to debt investments	1.2	(15.4)	(10.5)
Fair value adjustments to equity investments	8.3	19.0	7.6
Net change in unrealized appreciation (depreciation)	$10.1	$(5.9)	$(10.4)

Net Increase in Net Assets Resulting From Operations

Net increase in net assets resulting from operations was $82.4 million, $78.3 million, and $77.1 million for the years ended December 31, 2025, 2024, and 2023, respectively, as a result of the events described above.

Liquidity and Capital Resources

As of December 31, 2025, we had $70.0 million in cash and cash equivalents, $9.6 million in restricted cash, and our net assets totaled $741.9 million. We believe that our current cash and cash equivalents on hand, restricted cash, our SPV Credit Facility (as defined below), our continued access to SBA-guaranteed debentures, and our anticipated cash flows from investments will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of debt and equity securities (including the ATM Program) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. In light of current market conditions, we will continually evaluate our overall liquidity position and take proactive steps to maintain that position based on the current circumstances. This "Financial Liquidity and Capital Resources" section should be read in conjunction with the notes of our consolidated financial statements.

Cash Flows

For the year ended December 31, 2025, we experienced a net increase in cash, cash equivalents and restricted cash of $22.4 million. During that period, we used $147.0 million of cash from operating activities, which included proceeds received from sales and repayments of investments of $288.0 million, which were offset by the funding of $498.2 million of investments. During the same period, we received net proceeds from the ATM Program of $79.3 million, proceeds from the issuance of the March 2030 Notes of $200.0 million, proceeds from the issuances of SBA debentures of $91.0 million, and net borrowings of $38.9 million under our Credit Facilities (as defined below), made repayments of SBA debentures relating to Fund III of $28.5 million, fully redeemed the outstanding $125.0 million of our January 2026 Notes, paid cash dividends to stockholders of $75.5 million, received repayments of $1.7 million on our secured borrowings, and paid deferred financing costs related to our debt financings of $9.1 million.

For the year ended December 31, 2024, we experienced a net decrease in cash, cash equivalents and restricted cash of $62.0 million. During that period, we used $55.3 million of cash from operating activities, which included proceeds received from sales and repayments of investments of $276.9 million, which were offset by the funding of $394.5 million of investments. During the same period, we received net proceeds from the ATM Program of $66.3 million and net borrowings of $45.0 million under our Revolving Credit Facility, made repayments of SBA debentures relating to Fund II of $35.0 million, paid cash dividends to stockholders of $78.4 million, received repayments of $2.2 million on our secured borrowings, and paid deferred financing costs related to our debt financings of $2.4 million.

For the year ended December 31, 2023, we experienced a net increase in cash, cash equivalents and restricted cash of $56.7 million. During that period, we used $29.5 million of cash from operating activities, which included proceeds received from sales and repayments of investments of $258.9 million, which were offset by the funding of $336.7 million of investments. During the same period, we received net proceeds from the ATM Program of $110.3 million and proceeds from the issuances of SBA debentures of $62.0 million, which was partially offset by repayments of SBA debentures of $5.0 million, paid cash dividends to stockholders of $78.3 million, and paid deferred financing costs related to our debt financings of $1.8 million.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of additional debt and equity capital. As of December 31, 2025, our debt consisted of the SPV Credit Facility (as defined below), SBA debentures, and unsecured notes. As of December 31, 2024, our debt consisted of the Revolving Credit Facility, SBA debentures, and unsecured notes. The term “Credit Facilities” refers to both the SPV Credit Facility and the Revolving Credit Facility. See Notes 6 to our consolidated financial statements for more information about our debt.

As of December 31, 2025, the weighted average stated interest rates for our SBA debentures and the outstanding unsecured notes were 4.332% and 5.500%, respectively. As of December 31, 2025, we had $141.2 million of unutilized commitment under our SPV Credit Facility, subject to our remaining borrowing base availability of $102.2 million, and we were subject to a 0.500% fee on such amount. As of December 31, 2025, the weighted average stated interest rate on total debt outstanding was 5.230%.

SBA Debentures

Both Fund III and Fund IV are licensed to operate as an SBIC, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the SBA regulations, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $175.0 million, whichever is less. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. The SBA may limit the amount that may be drawn each year under the SBA debenture commitments, and each issuance of leverage is conditioned on SBIC's full compliance, as determined by the SBA, with the terms and conditions under SBA regulations. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of December 31, 2025, Fund III and Fund IV had $146.5 million and $91.0 million of outstanding SBA debentures, respectively. Subject to SBA regulatory requirements and approval of SBA debenture commitments, Fund IV may access up to $84.0 million of additional SBA debentures under the SBIC debenture program.

Revolving Credit Facility

On June 16, 2014, we entered into a senior secured revolving credit agreement (as amended from time to time, the "Revolving Credit Agreement" and the senior secured revolving credit facility thereunder, the “Revolving Credit Facility”) with ING Capital LLC (“ING”), as the administrative agent, collateral agent, and lender. The Revolving Credit Facility was secured by certain portfolio investments held by us, except for the assets held by the SBIC Funds.

Concurrently with entering into the SPV Credit Agreement (as described below), on October 16, 2025, we terminated in full (i) the Revolving Credit Agreement and (ii) the amended and restated guarantee, pledge and security agreement, dated as of April 24, 2019

(as amended from time to time, the “Guarantee and Security Agreement”), by and among us, as borrower, the subsidiary guarantors party thereto, ING, as revolving administrative agent, each financing agent and designated indebtedness holder party thereto, and ING, as collateral agent. The Revolving Credit Agreement and the Guarantee and Security Agreement were terminated concurrently with the satisfaction of all our obligations and liabilities to the lending parties thereunder, including, without limitation, payments of principal and interest, other fees, breakage costs and other amounts owing to the lending parties.

The total commitments available under the Revolving Credit Facility was $140.0 million. Under the Revolving Credit Agreement, we paid a commitment fee that varied depending on the size of the unused portion of the Revolving Credit Facility: 2.500% to 2.675% per annum on the unused portion of the Revolving Credit Facility at or below 35% of the commitments and 0.50% per annum on any remaining unused portion of the Revolving Credit Facility between the total commitments and the 35% minimum utilization.

SPV Credit Facility

On October 16, 2025, we entered into a credit and security agreement (the “SPV Credit Agreement”) relating to a special purpose vehicle credit facility (the “SPV Credit Facility”) by and among FIC Funding, LLC (the “SPV”), as borrower, us, as servicer and equityholder, ING, as administrative agent (the “Administrative Agent”) and lead arranger, Western Alliance Trust Company, N.A., as custodian, collateral agent, and collateral administrator, and the lenders from time to time parties thereto. The SPV Credit Facility is secured primarily by a pledge of 100% of the equity interest in the SPV held by the Company and the SPV’s assets, which consist of certain bank loans or securities. The SPV Credit Facility provides for $175.0 million of initial commitments, and has an accordion feature that allows for an increase of the total commitments to up to $250.0 million, subject to certain conditions (including the consent of the Administrative Agent). On December 22, 2025, the total commitments available under the SPV Credit Facility was increased from $175.0 million to $225.0 million pursuant to the accordion feature. The SPV Credit Facility has a reinvestment period until October 16, 2029 and matures on October 16, 2030. The advances under the SPV Credit Facility bear interest, subject to our election, on a per annum basis equal to one-month Term SOFR plus 0.11448% and an applicable margin ranging from 2.500% to 2.675%. The SPV pays a commitment fee that varies depending on the size of the unused portion of the SPV Credit Facility: (1) if the utilized portion of the aggregate commitments as of the close of business on such day is less than 35% of the aggregate commitments (the “Minimum Utilization Amount”), the commitment fee will equal the sum of (a) the then applicable margin multiplied by (i) the Minimum Utilization Amount minus (ii) the aggregate outstanding principal balance of the advances on such day and (b) 0.50% multiplied by 65% of the commitments and (2) if the utilized portion of the aggregate commitments is greater than or equal to the Minimum Utilization Amount, the commitment fee will equal 0.50% multiplied by the unused amount of the commitments.

Amounts available to borrow under the SPV Credit Facility are subject to a minimum borrowing/collateral base that applies an advance rate to certain investments held by the SPV. We are subject to limitations with respect to the investments securing the SPV Credit Facility, including, but not limited to, restrictions on sector concentrations, loan size, payment frequency and status and collateral interests, as well as restrictions on portfolio company leverage, which may also affect the borrowing base and therefore amounts available to borrow.

We have made customary representations and warranties and we are required to comply with various covenants, reporting requirements and other customary requirements. These covenants are subject to important limitations and exceptions that are described in the documents governing the SPV Credit Facility. As of December 31, 2025, we were in compliance in all material respects with the terms of the SPV Credit Agreement.

Notes

The unsecured notes described below are our direct unsecured obligations, rank pari passu with our other outstanding and future unsecured unsubordinated indebtedness and are effectively or structurally subordinated to all of our existing and future secured indebtedness, including borrowings under the SPV Credit Facility and the SBA debentures.

On December 23, 2020, we closed the offering of $125.0 million in aggregate principal amount of our 4.75% notes due 2026, or the “January 2026 Notes”. The total net proceeds to us from the January 2026 Notes, based on a public offering price of 100.00% of par, after deducting underwriting discounts of $2.5 million and offering expenses of $0.4 million, were $122.1 million. The maturity date of the January 2026 Notes was January 31, 2026, and the January 2026 Notes bore interest at a rate of 4.75%. On May 21, 2025, we redeemed $25.0 million of the $125.0 million aggregate principal amount on the January 2026 Notes, resulting in a realized loss on extinguishment of debt of $0.1 million. On November 3, 2025, we fully redeemed the remaining $100.0 million in aggregate principal amount of the January 2026 Notes, resulting in a realized loss on extinguishment of debt of $0.1 million.

On October 8, 2021, we closed the offering of $125.0 million in aggregate principal amount of our 3.50% notes due 2026, or the “November 2026 Notes”. The total net proceeds to us from the November 2026 Notes, based on a public offering price of 99.996% of par, after deducting underwriting discounts of $2.5 million and offering expenses of $0.3 million, were $122.2 million. The November 2026 Notes will mature on November 15, 2026 and bear interest at a rate of 3.50%. The November 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed before August 15, 2026 (the date falling three months prior to maturity) and at par thereafter. Interest on the November 2026 Notes is payable on May 15 and

November 15 of each year. We do not intend to list the November 2026 Notes on any securities exchange or automated dealer quotation system. As of December 31, 2025, the outstanding principal balance of the November 2026 Notes was $125.0 million.

On March 19, 2025, we closed the offering of $100.0 million in aggregate principal amount of our 6.75% notes due 2030, or the “Existing March 2030 Notes”. The total net proceeds to us from the Existing March 2030 Notes, based on a public offering price of 99.29954% of par, after deducting underwriting discounts of $2.0 million and offering expenses of $0.4 million, was $96.9 million. On October 3, 2025, we issued an additional $100.0 million in aggregate principal amount of the 6.75% notes due 2030 (the “Additional March 2030 Notes” and together with the Existing March 2030 Notes, the “March 2030 Notes”). The total net proceeds to us from the Additional March 2030 Notes, based on a public offering price of 100.705% of par, after deducting underwriting discounts of $1.5 million and offering expenses of $0.3 million, was $98.9 million. The Additional March 2030 Notes are treated as a single series with the Existing March 2030 Notes under the indenture and have the same terms as the Initial March 2030 Notes (except the issue date, the offering price and the initial interest payment date). Upon issuance of the Additional March 2030 Notes, the outstanding aggregate principal amount of the March 2030 Notes was $200.0 million. The March 2030 Notes will mature on March 19, 2030 and bear interest at a rate of 6.75%. The March 2030 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed before September 19, 2029 (the date falling six months prior to maturity) and at par thereafter. Interest on the March 2030 Notes is payable on March 19 and September 19 of each year. We do not intend to list the March 2030 Notes on any securities exchange or automated dealer quotation system.

Secured Borrowing

As of December 31, 2025, the carrying value of secured borrowings totaled $12.0 million and the fair value of the associated loans included in investments was $12.0 million. As of December 31, 2024, carrying value of secured borrowings totaled $13.7 million and the fair value of the associated loans included in investments was $13.5 million. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets that did not meet the definition of a “participating interest” as defined in ASC 860 (see Note 2. Significant Accounting Policies - Partial loan and equity sales” for more information). As a result, sale treatment was not permitted and these partial loan sales were treated as secured borrowings. The weighted average interest rate on our secured borrowings was approximately 7.917% and 8.568% as of December 31, 2025 and 2024, respectively.

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

Equity ATM Program

On November 10, 2022, the Company established the at-the-market program (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through Raymond James & Associates, Inc. and B. Riley Securities, Inc., each as sales agents, shares of the Company's common stock having an aggregate offering price of up to $50.0 million. On August 11, 2023, the Company increased the maximum amount of shares to be sold through the ATM Program to $150.0 million from $50.0 million. On February 29, 2024, the Company increased the maximum amount of shares to be sold through the ATM Program to $300.0 million from $150.0 million. Cumulative to date, the Company has sold 13,300,342 shares of common stock under the ATM Program at a weighted-average price of $19.94, raising $265.2 million of gross proceeds. Net proceeds were $261.8 million after commissions to the sales agents on sales sold. As of December 31, 2025, the Company had $34.8 million available under the ATM Program.

Stock Repurchase Program

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. Most recently, on November 3, 2025, the Board extended the Stock Repurchase Program through December 31, 2026, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and we cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. We did not make any repurchases of common stock during the years ended December 31, 2025, 2024, and 2023. Refer to Note 8 to our consolidated financial statements for additional information concerning stock repurchases.

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

Our Board consulted with the independent third-party valuation firm(s) in arriving at our determination of fair value for 21 and 21 of our portfolio company investments representing 26.7% and 27.5% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended December 31, 2025 and 2024, respectively) as of December 31, 2025 and 2024, respectively;

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

Recently Issued Accounting Standard

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Improvements to Income Tax Disclosures (Topic 740),” which requires disclosure of additional information pertaining to income taxes. Such changes include disclosing i) a reconciliation of the effective tax rate to statutory rate for federal, state, and foreign income taxes and ii) taxes paid (net of refunds received) should be disaggregated for federal, state and foreign taxes. The guidance is effective for annual reporting periods beginning after December 15, 2024. We have adopted ASU 2023-09 effective as of December 31, 2025 and concluded that the application of this guidance did not have a material impact on our consolidated financial statements.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•

We have entered into the Investment Advisory Agreement with Fidus Investment Advisors, LLC, as our investment advisor. Pursuant to the Investment Advisory Agreement, our investment advisor manages our day-to-day operating and investing activities. We pay our investment advisor a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. See Note 5 to our consolidated financial statements. The Investment Advisor, in consultation with the Board, agreed to voluntarily waive $0.2 million, $0.3 million, and $0.3 million of the base management fees on any assets accounted for as secured borrowings as defined under GAAP for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Recent Developments

On January 28, 2026, we invested $6.0 million in first lien debt and $1.0 million in preferred equity of Gap Intelligence Acquisition, LLC (dba OpenBrand), a market intelligence platform that provides real-time competitive and pricing data to leading consumer durable original equipment manufacturers and retailers.

On January 30, 2026, we exited our preferred and common equity investments in CIH Intermediate, LLC. We received a distribution on our preferred and common equity investments for a realized gain of approximately $3.4 million.

On February 17, 2026, our Board declared a regular quarterly dividend of $0.43 per share and a supplemental dividend of $0.09 per share payable March 30, 2026, to stockholders of record as of March 20, 2026.

On February 19, 2026, we issued an additional $30.0 million in SBA debentures, which will bear interest at a fixed interim interest rate of 4.587% until the pooling date in March 2026.

On February 26, 2026, we repaid $5.0 million and $2.0 million of SBA debentures with weighted average interest rates of 5.439% and 5.861%, respectively, which would have matured on dates ranging from March 2033 to September 2033.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Uncertainty with respect to interest rates, inflationary pressures, geopolitical conditions, new tariffs and trade barriers and the failure of financial institutions introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. The prices of securities held by us may decline in response to certain events, including those directly involving the companies in which we invest and conditions affecting the general economy, including: overall market changes, including an increase in market volatility; legislative reform; local, regional, national or global political, social or economic instability; and interest rate volatility.

In the future, our investment income may also be affected by changes in various interest rates, including SOFR and prime rates, to the extent of any debt investments that include floating interest rates. The Federal Reserve reduced interest rates by 0.25% in each of September, October and December of 2025, bringing the benchmark rate to the 3.50% to 3.75% range. These actions represented cumulative cuts of 75 basis points during 2025, as the Federal Reserve balanced persistent inflationary pressures against signs of labor market softness. Core inflation, while moderating from earlier levels, remains above the Federal Reserve's stated target. Given the evolving economic environment and the Federal Reserve's continued focus on monitoring both inflationary pressures and labor market conditions, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. In an elevated interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. Conversely, sustained reductions in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR are not offset by a corresponding increase in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to such base rate. See Item 1A. "Risk Factors – Changes in interest rates will affect our cost of capital and net investment income” and “Risk Factors – Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies.

As of December 31, 2025 and 2024, 58 and 50 portfolio companies’ debt investments, respectively, bore interest at a variable rate, which represented $890.1 million and $704.0 million of our portfolio on a fair value basis, respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Our pooled SBA debentures and our unsecured notes bear interest at fixed rates. Our SPV Credit Facility bears interest, at our election, at a rate per annum equal to one-month Term SOFR plus 0.11448% and an applicable margin of 2.675% (or 2.50% after satisfying certain step-down conditions, with commensurate reductions in the applicable margins for alternate base rate loans). We pay a commitment fee that varies depending on the size of the unused portion of the SPV Credit Facility: (1) if the utilized portion of the aggregate commitments as of the close of business on such day is less than 35% of the aggregate commitments (the “Minimum Utilization Amount”), the commitment fee will equal the sum of (a) the then applicable margin multiplied by (i) the Minimum Utilization Amount minus (ii) the aggregate outstanding principal balance of the advances on such day and (b) 0.50% multiplied by 65% of the commitments and (2) if the utilized portion of the aggregate commitments is greater than or equal to the Minimum Utilization Amount, the commitment fee will equal 0.50% multiplied by the unused amount of the commitments.

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

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of December 31, 2025 (dollars in millions):

	Interest Income	Interest Expense
	Increase	Increase	Net Increase	Net Investment
Basis Point Increase (Decrease)	(Decrease) (1) (2)	(Decrease) (4)	(Decrease)	Income (3)
(200)	$(15.8)	$(1.9)	$(13.9)	$(11.1)
(150)	(13.1)	(1.4)	(11.7)	(9.4)
(100)	(8.8)	(1.0)	(7.8)	(6.2)
(50)	(4.4)	(0.4)	(4.0)	(3.2)
50	4.5	0.5	4.0	3.2
100	9.0	1.0	8.0	6.4
150	13.6	1.4	12.2	9.8
200	18.1	2.0	16.1	12.9
250	22.6	2.4	20.2	16.2
300	27.2	2.9	24.3	19.4

(1)	Certain of our variable rate debt investments have a SOFR or prime interest rate floor, which lessens the impact of decreases in interest rates.
(2)	Interest income calculated assuming three-month SOFR rate and prime rate as of December 31, 2025.
(3)	Includes the impact of income incentive fee at 20.0% on net increase (decrease) in net interest.
(4)	As of December 31, 2025, we had $83.9 million of borrowings outstanding under our SPV Credit Facility.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2025. This report appears on page 85.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Fidus Investment Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Fidus Investment Corporation and Subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements), which includes the senior securities table. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 26, 2026, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2025 and 2024 by correspondence with the custodian, portfolio companies or agents or by other appropriate procedures where replies from custodians, portfolio companies or agents were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Level 3 Fair Value Measurements

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company’s investment portfolio is comprised entirely of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available, with the exception of money market funds, which are valued using Level 1 inputs. Therefore, the Company values such portfolio investments at fair value using unobservable inputs and assumptions classified as Level 3 fair value measurements within the fair value hierarchy. Such investments classified as level 3 within the fair value hierarchy were approximately $1.325 billion as of December 31, 2025.

We identified the valuation of Level 3 fair value measurements as a critical audit matter due to the subjective nature of the judgments necessary for management to select valuation techniques and the use of significant unobservable inputs to estimate the fair value, including revenue, earnings or asset coverage multiples, volatility and discount rates. Auditing the reasonableness of management’s selection of valuation techniques and the related unobservable inputs required a high degree of auditor judgement and increased audit effort, including evaluation of the nature of audit evidence obtained and the use of internal valuation specialists.

The primary procedures we performed to address this critical audit matter included the following, among others:

•
We obtained an understanding of the relevant controls related to management’s valuation of investments utilizing Level 3 fair value measurements, including those related to valuation techniques and significant unobservable inputs, and tested such controls for design and operating effectiveness.

•
We evaluated the appropriateness of management’s valuation techniques, such as the discounted cash flow or enterprise value, and management’s asset coverage analysis. We also evaluated whether assumptions used by management, including revenue, earnings or asset coverage multiples, volatility, and discount rates were reasonable by comparing and calibrating these inputs to relevant historical data and market information obtained from external sources while considering portfolio company-specific factors like performance. For a selection of investments, we utilized valuation specialists to assist with this evaluation.

•
For a select number of investments we developed an independent fair value estimate which was compared to management’s estimate.

•
We evaluated the Company’s historical ability to estimate fair value by comparing the fair value as estimated by management against sale transactions, taking into consideration changes in market or investment specific factors, where applicable and available.

/s/ RSM US LLP

We have served as the Company’s auditor since 2007.

Chicago, Illinois

February 26, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Fidus Investment Corporation and Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited Fidus Investment Corporation and Subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities of the Company, including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements), which includes the senior securities table, and our report dated February 26, 2026 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Chicago, Illinois

February 26, 2026

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	December 31,	December 31,
	2025	2024
ASSETS
Investments, at fair value:
Control investments (cost: $1,610 and $6,832, respectively)	$—	$—
Affiliate investments (cost: $75,208 and $56,679, respectively)	119,015	102,024
Non-control/non-affiliate investments (cost: $1,222,476 and $1,011,646, respectively)	1,205,738	988,482
Total investments, at fair value (cost: $1,299,294 and $1,075,157, respectively)	1,324,753	1,090,506
Cash and cash equivalents	69,995	57,159
Restricted cash	9,611	—
Interest receivable	21,414	15,119
Prepaid expenses and other assets	766	1,328
Total assets	$1,426,539	$1,164,112
LIABILITIES
SBA debentures (net of $6,943 and $6,101, respectively, of unamortized deferred financing costs)	$230,557	$168,899
Notes (net of $4,109 and $1,638, respectively, of unamortized deferred financing costs)	320,891	248,362
Credit Facilities (net of $3,223 and $1,046, respectively, of unamortized deferred financing costs)	80,627	43,954
Secured borrowings	12,000	13,674
Accrued interest and fees payable	7,449	5,784
Base management fee payable, net of base management fee waiver – due to affiliate	5,596	4,805
Income incentive fee payable – due to affiliate	4,721	4,477
Capital gains incentive fee payable – due to affiliate	16,414	14,703
Administration fee payable and other – due to affiliate	988	919
Taxes payable	3,568	1,850
Accounts payable and other liabilities	1,829	1,019
Total liabilities	$684,640	$508,446
Commitments and contingencies (Note 7)
NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 37,954,364 and 33,914,652 shares issued and
outstanding at December 31, 2025 and December 31, 2024, respectively)	$38	$34
Additional paid-in capital	641,376	567,159
Total distributable earnings	100,485	88,473
Total net assets	741,899	655,666
Total liabilities and net assets	$1,426,539	$1,164,112
Net asset value per common share	$19.55	$19.33

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations

(in thousands, except shares and per share data)

	Years Ended December 31,
	2025	2024	2023
Investment Income:
Interest income
Control investments	$—	$—	$—
Affiliate investments	4,619	3,533	4,026
Non-control/non-affiliate investments	121,752	119,620	105,921
Total interest income	126,371	123,153	109,947
Payment-in-kind interest income
Control investments	—	—	—
Affiliate investments	—	9	—
Non-control/non-affiliate investments	10,866	7,831	6,634
Total payment-in-kind interest income	10,866	7,840	6,634
Dividend income
Control investments	—	—	—
Affiliate investments	1,555	1,830	519
Non-control/non-affiliate investments	1,496	412	696
Total dividend income	3,051	2,242	1,215
Fee income
Control investments	—	—	—
Affiliate investments	909	183	65
Non-control/non-affiliate investments	11,247	9,389	9,385
Total fee income	12,156	9,572	9,450
Interest on idle funds	3,428	3,347	2,864
Total investment income	155,872	146,154	130,110
Expenses:
Interest and financing expenses	31,614	24,398	22,749
Base management fee	20,932	18,855	16,288
Incentive fee - income	18,540	18,549	16,529
Incentive fee (reversal) - capital gains	1,711	731	2,405
Administrative service expenses	2,672	2,598	2,353
Professional fees	3,367	3,208	2,906
Other general and administrative expenses	1,169	1,003	1,031
Total expenses before base management fee waiver	80,005	69,342	64,261
Base management fee waiver	(230)	(264)	(287)
Total expenses, net of base management fee waiver	79,775	69,078	63,974
Net investment income before income taxes	76,097	77,076	66,136
Income tax provision (benefit)	2,247	2,440	1,030
Net investment income	73,850	74,636	65,106
Net realized and unrealized gains (losses) on investments:
Net realized gains (losses):
Control investments	(5,223)	—	(11,458)
Affiliate investments	11,042	134	546
Non-control/non-affiliate investments	(2,445)	11,451	34,983
Total net realized gain (loss) on investments	3,374	11,585	24,071
Income tax (provision) benefit from realized gains on investments	(4,033)	(1,480)	(1,662)
Net change in unrealized appreciation (depreciation):
Control investments	5,222	—	11,083
Affiliate investments	(1,538)	7,954	(8,395)
Non-control/non-affiliate investments	6,426	(13,882)	(13,047)
Total net change in unrealized appreciation (depreciation) on investments	10,110	(5,928)	(10,359)
Net gain (loss) on investments	9,451	4,177	12,050
Realized losses on extinguishment of debt	(899)	(521)	(23)
Net increase (decrease) in net assets resulting from operations	$82,402	$78,292	$77,133
Per common share data:
Net investment income per share-basic and diluted	$2.08	$2.29	$2.47
Net increase in net assets resulting from operations per share — basic and diluted	$2.32	$2.40	$2.93
Dividends declared per share	$2.15	$2.42	$2.88
Weighted average number of shares outstanding — basic and diluted	35,489,578	32,585,238	26,365,269

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets

(in thousands, except shares)

	Common Stock			Additional	Total
	Number of	Par		paid-in	distributable	Total net
	shares	value		capital	earnings	assets
Balances at December 31, 2022	24,727,788	$25		$395,916	$84,402	$480,343
Public offering of common stock, net of expenses	5,680,355	6		110,319	—	110,325
Shares issued under dividend reinvestment plan	30,836	0	*	603	—	603
Net investment income	—	—		—	65,106	65,106
Net realized gain (loss) on investments, net of taxes	—	—		—	22,409	22,409
Net unrealized appreciation (depreciation) on investments	—	—		—	(10,359)	(10,359)
Realized losses on extinguishment of debt	—	—		—	(23)	(23)
Dividends declared	—	—		—	(78,930)	(78,930)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—		(2,751)	2,751	—
Balances at December 31, 2023	30,438,979	$31		$504,087	$85,356	$589,474
Public offering of common stock, net of expenses	3,393,501	3		66,266	—	66,269
Shares issued under dividend reinvestment plan	82,172	0	*	1,595	—	1,595
Net investment income	—	—		—	74,636	74,636
Net realized gain (loss) on investments, net of taxes	—	—		—	10,105	10,105
Net unrealized appreciation (depreciation) on investments	—	—		—	(5,928)	(5,928)
Realized losses on extinguishment of debt	—	—		—	(521)	(521)
Dividends declared	—	—		—	(79,964)	(79,964)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—		(4,789)	4,789	—
Balances at December 31, 2024	33,914,652	$34		$567,159	$88,473	$655,666
Public offering of common stock, net of expenses	3,936,098	4		79,296	—	79,300
Shares issued under dividend reinvestment plan	103,614	0	*	2,012	—	2,012
Net investment income	—	—		—	73,850	73,850
Net realized gain (loss) on investments, net of taxes	—	—		—	(659)	(659)
Net unrealized appreciation (depreciation) on investments	—	—		—	10,110	10,110
Realized losses on extinguishment of debt					(899)	(899)
Dividends declared	—	—		—	(77,481)	(77,481)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—		(7,091)	7,091	—
Balances at December 31, 2025	37,954,364	$38		$641,376	$100,485	$741,899
*amount is greater than zero but less than one

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$82,402	$78,292	$77,133
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(10,110)	5,928	10,359
Net realized (gain) loss on investments	(3,374)	(11,585)	(24,071)
Interest and dividend income paid-in-kind	(10,866)	(7,840)	(6,634)
Accretion of original issue discount	(169)	(1,187)	(461)
Accretion of loan origination fees	(2,714)	(2,814)	(2,504)
Purchase of investments	(498,162)	(394,532)	(336,741)
Proceeds from sales and repayments of investments	288,002	276,861	258,875
Proceeds from loan origination fees	3,146	2,569	3,600
Realized losses on extinguishment of debt	899	521	23
Amortization of deferred financing costs	2,770	2,110	2,146
Amortization of deferred equity financing costs	146	32	60
Changes in operating assets and liabilities:
Interest receivable	(6,295)	(3,154)	(139)
Prepaid expenses and other assets	312	847	(501)
Accrued interest and fees payable	1,665	(140)	1,177
Base management fee payable, net of base management fee waiver – due to affiliate	791	654	382
Income incentive fee payable – due to affiliate	244	(93)	1,535
Capital gains incentive fee (reversal) – due to (from) affiliate	1,711	(2,806)	(5,150)
Administration fee payable and other – due to (from) affiliate	69	130	213
Taxes payable	1,718	623	(8,710)
Accounts payable and other liabilities	810	278	(49)
Net cash provided by (used for) operating activities	(147,005)	(55,306)	(29,457)
Cash Flows from Financing Activities:
Proceeds from common stock offerings, net of expenses	79,300	66,269	110,325
Proceeds received from SBA debentures	91,000	—	62,000
Repayments of SBA debentures	(28,500)	(35,000)	(5,000)
Proceeds received from issuance of Notes	200,000	—	—
Principal payments on Notes	(125,000)	—	—
Proceeds received from (repayments of) Credit Facilities, net	38,850	45,000	—
Proceeds received from (repayments of) Secured Borrowings, net	(1,674)	(2,206)	(1,000)
Payment of deferred financing costs	(9,055)	(2,360)	(1,760)
Dividends paid to stockholders, including expenses	(75,469)	(78,369)	(78,327)
Net cash provided by (used for) financing activities	169,452	(6,666)	86,238
Net increase (decrease) in cash, cash equivalents and restricted cash	22,447	(61,972)	56,781
Cash, cash equivalents and restricted cash:
Beginning of period	57,159	119,131	62,350
End of period	$79,606	$57,159	$119,131
Supplemental cash flow disclosures:
Cash payments for interest	$27,179	$22,428	$19,426
Cash payments for taxes, net of tax refunds received	$4,562	$3,297	$11,402
Non-cash financing activities:
Value of shares issued pursuant to the dividend reinvestment plan	$2,012	$1,595	$603

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	Years Ended December 31,
	2025	2024	2023
Cash and cash equivalents	$69,995	$57,159	$119,131
Restricted cash	9,611	—	—
Total cash, cash equivalents and restricted cash presented in the Consolidated Statements of Cash Flows	$79,606	$57,159	$119,131

See Notes to Consolidated Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets

Control Investments (t)
US GreenFiber, LLC (n)	Building Products Manufacturing
Common Equity (2,522 units) (h)				7/3/2014			$586	$—
Common Equity (425,508 units)				8/30/2019			1	—
Common Equity (1,022,813 units) (h)				7/1/2020			1,023	—
							1,610	—	0%

Total Control Investments							$1,610	$—	0%

Affiliate Investments (l)
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	Building Products Manufacturing
Subordinated Debt			11.00%/0.00%	12/31/2021	12/31/2027	$9,602	$9,602	$9,602
Common Equity (5,690 units) (h)				12/31/2021			5,690	7,183
Common Equity (7,113 units) (h)				12/31/2021			7,113	9,702
Common Equity (2,012 units) (h)				12/31/2021			—	—
							22,405	26,487	4%
CP Communications, LLC	Business Services
First Lien Debt (am)		(S + 8.50%) / (4.00%)	12.50%/0.00%	12/4/2024	12/4/2029	5,861	5,825	5,861
Preferred Equity (62 units)				12/4/2024			500	571
							6,325	6,432	1%
Medsurant Holdings, LLC (n)	Healthcare Services
Preferred Equity (84,997 units) (h)				4/12/2011			—	70
Warrant (252,588 units) (h)(m)				4/12/2011			—	238
							—	308	0%
Pfanstiehl, Inc.	Healthcare Products
Common Equity (2,550 units)				3/29/2013			255	40,995	5%

PIPCO, LLC	Utilities: Services
First Lien Debt		(S + 6.25%) / (2.00%)	9.99%/0.00%	12/11/2025	12/11/2030	9,000	8,949	8,949
Revolving Loan ($3,000 unfunded commitment)(i)		(S + 6.25%) / (2.00%)	9.99%/0.00%	12/11/2025	12/11/2030	—	(14)	—
Common Equity (750 units)				12/11/2025			750	750
							9,685	9,699	1%
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	Aerospace & Defense Manufacturing
First Lien Debt (ag)		(S + 6.00%) / (1.00%)	9.93%/0.00%	2/12/2021	8/11/2027	28,435	28,372	28,435
Common Equity (12,035 units)				8/25/2021			1,204	—
Common Equity (38,493 units)				12/16/2022			2,609	—
Common Equity (6,783 units)				7/10/2023			686	—
Common Equity (4,663 units)				9/16/2022			472	—
Common Equity (21,689 units)				5/22/2024			2,195	2,762
							35,538	31,197	4%
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Common Equity (1,000,000 units)				11/12/2015			1,000	3,897	1%

Total Affiliate Investments							$75,208	$119,015	16%

Non-control/Non-affiliate Investments
2KDirect, Inc. (dba iPromote)	Information Technology Services
First Lien Debt (at)		(S + 8.00%) / (0.50%)	12.13%/0.00%	6/25/2021	9/30/2027	$6,598	$6,590	$6,598
First Lien Debt (aa)		(S + 8.00%) / (0.50%)	8.38%/0.00%	7/30/2021	9/30/2027	1,846	1,846	1,846
Common Equity (1,000,000 units)				6/25/2021			1,000	—
							9,436	8,444	1%
301 Edison Holdings Inc. (dba LGG Industrial)	Specialty Distribution
First Lien Debt (j)			11.75%/1.50%	11/14/2023	11/13/2028	11,775	11,681	11,775
Preferred Equity (518,135 units)				11/14/2023			1,000	1,000
							12,681	12,775	2%
Acendre Midco, Inc.	Information Technology Services
First Lien Debt			12.50%/1.25%	10/6/2021	3/31/2026	5,744	5,744	5,744
First Lien Debt			12.50%/1.25%	10/6/2021	3/31/2026	13,055	13,050	13,055
Revolving Loan			12.50%/1.25%	10/6/2021	3/31/2026	1,010	1,010	1,010
Common Equity (500,000 shares)				10/6/2021			371	—
Warrant (275,000 shares) (m)				10/6/2021			253	—
Preferred Equity (77,016 shares)				9/26/2022			88	—
Preferred Equity (568,182 shares)				6/10/2025			375	998
							20,891	20,807	3%
Ad Info Parent, Inc. (dba MediaRadar)	Information Technology Services
First Lien Debt (j)		(S + 5.00%) / (1.00%)	8.67%/0.00%	11/1/2023	9/16/2029	15,917	15,847	15,917
Revolving Loan ($1,195 unfunded commitment) (i)		(S + 5.00%) / (1.00%)	8.67%/0.00%	11/1/2023	9/16/2029	247	242	247
Preferred Equity (1,250,000 units)				11/1/2023			1,249	1,168
							17,338	17,332	2%
Air Burners, Inc.	Utility Equipment Manufacturing
First Lien Debt (j)(ah)		(S + 5.00%) / (2.00%)	8.74%/0.00%	12/8/2025	11/24/2030	6,400	6,325	6,325
Common Equity (817 units) ($200 unfunded commitment)				11/24/2025			800	799
							7,125	7,124	1%
Allredi, LLC (fka Marco Group International OpCo, LLC)	Industrial Cleaning & Coatings
Second Lien Debt			0.00%/15.00%	3/2/2020	9/30/2027	18,622	17,418	15,826
Common Equity (570,636 units) (h)				7/21/2017			637	—
Common Equity (39,443 units) (h)				11/24/2021			22	—
Common Equity (524,624units) (h)				8/3/2023			45	—
							18,122	15,826	2%
American AllWaste LLC (dba WasteWater Transport Services)	Environmental Industries
First Lien Debt (p)		(S + 6.75%) / (1.00%)	10.68%/0.00%	6/28/2021	3/31/2028	22,218	22,192	21,617
First Lien Debt (o)		(S + 6.75%) / (1.00%)	8.18%/0.00%	6/28/2021	3/31/2028	330	330	330
First Lien Debt (bh)			15.25%/0.00%	3/28/2024	3/31/2028	5,864	5,864	11,997
Preferred Equity (500 units) (h)				5/31/2018			500	—
Preferred Equity (207 units) (h)				8/6/2019			250	—
Preferred Equity (141 units) (h)				11/2/2020			171	—
Preferred Equity (74 units) (h)				12/29/2021			97	—
Preferred Equity (52 units) (h)				11/27/2024			52	—
Preferred Equity (312 units) (h)				12/30/2024			312	—
Common Equity (1,405 units) (h)				12/30/2024			—	—
							29,768	33,944	5%

AmeriWater, LLC	Component Manufacturing
First Lien Debt (af)		(S + 6.25%) / (1.00%)	9.92%/0.00%	7/8/2022	7/8/2027	6,998	6,983	6,998
Common Equity (1,000 units) (h)				7/8/2022			1,000	2,223
							7,983	9,221	1%
AMOpportunities, Inc.	Information Technology Services
First Lien Debt			12.50%/0.00%	3/12/2025	3/12/2029	10,000	9,957	10,000
Preferred Equity (801,414 shares)				3/17/2025			801	852
							10,758	10,852	2%
AOM Intermediate Holdco, LLC (dba AllOver Media)	Information Technology Services
Common Equity (1,232 units) (h)				2/1/2022			1,372	1,364	0%

APM Intermediate Holdings, LLC (dba Artistic Paver Manufacturing, Inc.)	Building Products Manufacturing
First Lien Debt (ai)		(S + 7.00%) / (2.00%)	10.99%/0.00%	11/8/2022	11/8/2027	18,200	18,159	18,200
Subordinated Debt			10.00%/5.00%	12/19/2025	2/8/2028	2,505	2,492	2,492
Common Equity (1,200 units) (h)				11/8/2022			1,200	1,374
							21,851	22,066	3%
Auto CRM LLC (dba Dealer Holdings)	Information Technology Services
Subordinated Debt			0.00%/14.50%	10/1/2021	12/31/2028	907	906	907
Subordinated Debt			0.00%/14.50%	12/30/2024	12/31/2028	1,993	1,993	1,993
Common Equity (500 units)				10/1/2021			500	—
							3,399	2,900	0%
Axis Medical Technologies LLC (dba MoveMedical)	Information Technology Services
First Lien Debt		(S + 6.50%) / (2.00%)	10.49%/0.00%	10/24/2024	10/24/2029	13,600	13,548	13,600
Revolving Loan ($800 unfunded commitment) (x)		(S + 6.50%) / (2.00%)	10.49%/0.00%	10/24/2024	10/24/2029	—	(3)	—
Preferred Equity (1,200,000 units)				10/25/2024			1,148	1,258
							14,693	14,858	2%
Bad Boy Mowers JV Acquisition, LLC	Consumer Products
First Lien Debt		(S + 5.25%) / (0.75%)	8.94%/0.00%	12/12/2025	11/9/2029	9,979	9,930	9,930
Preferred Equity (13,000 units)				11/9/2023			1,300	1,605
							11,230	11,535	2%
Barefoot Mosquito and Pest Control, LLC	Consumer Services
First Lien Debt (k)(s)		(S + 6.00%) / (2.00%)	9.99%/0.00%	11/27/2024	12/22/2029	31,795	31,777	29,528
First Lien Debt (ba)		(S + 6.00%) / (2.00%)	7.24%/0.00%	7/14/2025	12/22/2029	5	5	5
Common Equity (5,474 units) (h)				12/22/2023			12	—
Preferred Equity (20,137 units) (h)				12/22/2023			2,013	1,380
							33,807	30,913	4%
BCM One Group Holdings, Inc.	Information Technology Services
Subordinated Debt			11.75%/0.00%	11/17/2021	11/17/2028	17,667	17,588	17,667	2%

Bedford Precision Parts LLC	Specialty Distribution
Common Equity (500,000 units) (h)				3/12/2019			478	393	0%

Bobcat of Connecticut, LLC	Specialty Distribution
First Lien Debt (bk)		(S + 5.75%) / (2.00%)	9.74%/0.00%	10/1/2025	10/1/2030	16,000	15,886	15,886
Common Equity (1,000,000 LP Units) ($250 unfunded commitment)				10/1/2025			1,000	1,000
							16,886	16,886	2%
Brightmore Brands LLC	Retail
First Lien Debt (j)(al)		(S + 5.38%) / (1.50%)	9.38%/0.00%	9/13/2022	9/9/2029	24,000	23,744	24,000
Common Equity (1,000 units)				9/13/2022			1,000	1,736
Common Equity (371 units)				9/9/2024			713	714
							25,457	26,450	4%
Cardback Intermediate, LLC (dba Chargeback Gurus)	Information Technology Services
First Lien Debt (j)(bl)		(S + 5.50%) / (0.75%)	9.20%/0.00%	12/16/2025	12/16/2030	14,663	14,569	14,569
Common Equity (495 shares)				8/10/2021			45	332
Preferred Equity (495 shares)				8/10/2021			45	190
							14,659	15,091	2%
Choice Technology Solutions, LLC (dba Choice Merchant Solutions, LLC) (n)	Information Technology Services
Preferred Equity (500,000 units) (h)				8/21/2023			—	—	0%

CIH Intermediate, LLC	Business Services
Common Equity (563 shares)				3/3/2022			400	3,464
Preferred Equity (563 shares)				3/3/2022			270	512
							670	3,976	1%
Cleanova Topco Limited	Component Manufacturing
Preferred Equity (746,893shares)				6/12/2025			841	841
Preferred Equity (373,447shares)				6/12/2025			436	436
Common Equity (113,166 shares)				6/12/2025			454	454
							1,731	1,731	0%
CRS Solutions Holdings, LLC (dba CRS Texas)	Business Services
Common Equity (574,929 units) (h)				6/28/2022			272	—	0%

CTM Group, Inc. (dba Venuplus, Inc.)	Business Services
First Lien Debt		(S + 6.75%) / (1.00%)	10.57%/0.75%	2/28/2023	11/30/2026	7,986	7,946	7,922
Subordinated Debt			11.50%/2.75%	2/28/2023	11/30/2027	2,380	2,370	2,211
Common Equity (400,000 units)				2/28/2023			400	—
							10,716	10,133	1%
Customer Expressions Corp (dba Case IQ) (aq)	Information Technology Services
First Lien Debt (bc)(ao)		(S + 5.00%) / (1.00%)	8.82%/0.50%	1/6/2025	4/15/2029	15,188	15,101	15,188
Common Equity (502,894 units) (ao)				1/6/2025			771	827
							15,872	16,015	2%
Dataguise, Inc.	Information Technology Services
Common Equity (909 shares)				12/31/2020			1,500	1,703	0%

Dealerbuilt Acquisition, LLC	Information Technology Services
First Lien Debt (ac)		(S + 5.75%) / (4.00%)	9.75%/1.00%	7/21/2023	7/21/2026	13,766	13,748	13,766
Subordinated Debt			7.50%/7.50%	7/21/2023	1/21/2027	12,511	12,486	12,511
Common Equity (1,000 Units) (h)				7/21/2023			—	—
Preferred Equity (1,000 Units) (h)				7/21/2023			1,000	1,033
							27,234	27,310	4%
Detechtion Holdings, LLC	Information Technology Services
First Lien Debt		(S + 5.75%) / (2.25%)	9.74%/2.50%	6/21/2023	6/21/2028	27,712	27,628	27,712
Revolving Loan ($1,000 unfunded commitment) (w)		(S + 8.25%) / (2.25%)	12.24%/0.00%	7/12/2024	6/21/2028	—	(3)	—
Subordinated Debt			0.00%/14.00%	6/21/2023	6/21/2028	2,848	2,842	2,848
Common Equity (601,532 units) (h)				6/21/2023			602	501
							31,069	31,061	4%
Diversified Search LLC	Business Services
First Lien Debt (j)(r)		(S + 7.50%) / (1.00%)	11.17%/0.00%	6/10/2019	12/23/2026	24,155	24,143	23,623
Common Equity (573 units) (h)				2/7/2019			551	88
							24,694	23,711	3%
Donovan Food Brokerage, LLC	Business Services
First Lien Debt (ae)		(S + 6.00%) / (2.00%)	9.67%/0.00%	2/23/2024	2/23/2029	24,209	24,113	24,209
Common Equity (679,301 units)				2/23/2024			728	1,691
							24,841	25,900	4%

E-PlanSoft Buyer, LLC (dba e-PlanSoft)	Information Technology Services
First Lien Debt			11.00%/2.00%	6/30/2025	6/30/2030	8,082	8,044	8,082
Preferred Equity (1,500 units)				6/27/2025			1,500	1,326
							9,544	9,408	1%
Enterprise Asset Management FM Purchaser, Inc. (dba MCIM)	Information Technology Services
First Lien Debt ($3,000 unfunded commitment)		(S + 5.75%) / (2.00%)	9.74%/2.00%	5/20/2024	5/20/2029	18,572	18,503	18,572
Common Equity (551,470 units)				5/20/2024			750	1,010
							19,253	19,582	3%
Estex Manufacturing Company, LLC	Component Manufacturing
First Lien Debt (j)(az)		(S + 5.00%) / (2.00%)	8.87%/0.00%	10/1/2024	10/1/2029	5,531	5,486	5,531
Common Equity (75,000 units)				10/1/2024			750	566
							6,236	6,097	1%
Fishbowl Solutions, LLC	Information Technology Services
First Lien Debt		(S + 7.75%) / (1.00%)	11.97%/0.00%	3/25/2022	3/25/2027	22,894	22,836	22,895
First Lien Debt		(S + 7.75%) / (1.00%)	11.97%/0.00%	12/27/2024	3/25/2027	12,168	12,159	12,168
Revolving Loan ($3,000 unfunded commitment) (i)		(S + 7.75%) / (1.00%)	11.97%/0.00%	12/27/2024	3/25/2027	—	—	—
							34,995	35,063	5%
Fraser Steel LLC	Component Manufacturing
First Lien Debt (bn)		(S + 6.00%) / (2.00%)	9.99%/0.00%	11/5/2025	2/5/2030	13,800	13,737	13,800
Common Equity (500,000 units) (h)				2/5/2025			500	549
							14,237	14,349	2%
Fumex, LLC	Industrial Product Services
First Lien Debt (j)(ar)		(S + 4.75%) / (1.00%)	8.75%/0.00%	11/27/2024	11/27/2029	7,000	6,959	7,000
Common Equity (3,500 units) (h)				11/27/2024			350	346
							7,309	7,346	1%
Global Plasma Solutions, Inc.	Component Manufacturing
Preferred Equity (601 shares)				2/1/2024			162	282
Common Equity (1,705 shares)				9/21/2018			188	199
							350	481	0%
GMP HVAC, LLC (dba McGee Heating & Air, LLC)	Utilities: Services
First Lien Debt (j)(bb)		(S + 6.50%) / (2.00%)	10.37%/0.00%	12/8/2023	12/8/2028	29,460	29,246	29,460
Preferred Equity (1,366 units) (h)				12/8/2023			1,406	1,890
							30,652	31,350	4%
GPS Insight, Inc.	Information Technology Services
First Lien Debt (av)		(S + 5.58%) / (1.00%)	9.57%/0.00%	10/17/2025	5/18/2028	23,201	23,094	23,094	3%

Green Cubes Technology, LLC (dba Green Cubes)	Information Technology Services
First Lien Debt (j)(ax)		(S + 7.50%) / (2.00%)	11.46%/0.00%	10/16/2024	10/16/2029	22,500	22,289	22,500	3%

Haematologic Technologies, Inc.	Healthcare Services
First Lien Debt		(S + 5.25%) / (3.00%)	9.49%/3.00%	10/11/2019	6/30/2026	6,579	6,579	6,381
Common Equity (630 units) (h)				10/11/2019			630	—
Common Equity (169 units) (h)				6/26/2023			169	—
							7,378	6,381	1%
Hallmark Health Care Solutions, Inc.	Healthcare Services
Common Equity (3,645,752 units)				9/18/2023			3,646	1,638	0%

Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt			11.50%/1.25%	4/25/2023	6/30/2028	25,121	24,947	25,121
Common Equity (5,837 units)				3/23/2016			—	1,224
Common Equity (637 units)				8/7/2023			102	134
Preferred Equity (868 units)				10/16/2020			154	363
							25,203	26,842	4%
IBH Holdings, LLC (fka Inflexxion, Inc.)	Business Services
Common Equity (150,000 units)				6/20/2018			—	—	0%

InductiveHealth Informatics, LLC	Healthcare Services
First Lien Debt (j)		(S + 7.75%) / (2.00%)	11.71%/0.50%	9/20/2024	9/20/2028	35,065	34,775	35,065
First Lien Debt		(S + 7.75%) / (2.00%)	11.71%/0.50%	12/16/2025	9/20/2028	2,993	2,964	2,994
Preferred Equity (367 units)				9/20/2024			292	330
Common Equity (1,361 units)				9/20/2024			—	—
							38,031	38,389	5%
Info Tech Operating, LLC (dba infotech)	Information Technology Services
First Lien Debt (bd)		(S + 4.88%) / (2.00%)	8.55%/0.00%	3/31/2025	3/31/2030	18,000	17,882	18,000	2%

Informatics Holdings, Inc. (dba Wasp Barcode Technologies)	Information Technology Services
First Lien Debt (j)(v)		(S + 6.50%) / (2.50%)	10.49%/0.00%	5/1/2024	3/7/2029	9,000	8,989	9,000
Preferred Equity (1,000,000 units)				3/7/2024			1,000	504
							9,989	9,504	1%
ISI PSG Holdings, LLC (dba Incentive Solutions, Inc.)	Business Services
First Lien Debt (j)(aj)		(S + 7.50%) / (0.50%)	11.32%/0.00%	4/5/2021	4/5/2026	9,465	9,460	9,465
First Lien Debt (an)		(S + 7.50%) / (0.50%)	7.82%/0.00%	6/30/2021	4/5/2026	9,813	9,813	9,809
Common Equity (256,964 units) (h)				4/5/2021			500	349
							19,773	19,623	3%
Janus Health Technologies, Inc.	Information Technology Services
Preferred Equity (68,361 units)				1/3/2024			1,500	1,020	0%

Jumo Health, Inc.	Healthcare Services
First Lien Debt (j)(aw)		(S + 5.50%) / (2.00%)	9.46%/0.00%	8/16/2024	8/16/2029	5,940	5,888	5,940
Common Equity (1,359 shares)				8/16/2024			—	—
Preferred Equity (1,359 shares)				8/16/2024			750	438
							6,638	6,378	1%
KG Lawn Care, Inc. (dba King Green)	Consumer Services
First Lien Debt ($2,500 unfunded commitment)(i)		(S + 5.50%) / (2.00%)	9.34%/0.00%	11/26/2025	11/26/2030	10,000	9,933	9,945
Common Equity (62 Units)				11/26/2025			616	616
							10,549	10,561	1%
The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Common Equity (855 shares)				12/8/2017			933	—	0%

Laboratory Testing, LLC	Business Services
First Lien Debt		(S + 5.25%) / (2.00%)	9.24%/0.00%	4/15/2025	4/15/2030	9,606	9,565	9,606
Revolving Loan ($3,427 unfunded commitment) (i)		(S + 5.25%) / (2.00%)	9.24%/0.00%	4/15/2025	4/15/2030	573	558	573
Common Equity (3,881 units) (h)				4/15/2025			388	254
Preferred Equity (3,619 units) (h)				4/15/2025			362	555
							10,873	10,988	2%
Level Education Group, LLC (dba CE4Less)	Business Services
First Lien Debt (ak)		(S + 5.25%) / (2.00%)	9.47%/0.00%	4/1/2021	9/30/2030	12,485	12,405	12,485
Common Equity (1,000,000 units)				4/1/2021			934	2,798
							13,339	15,283	2%
LifeSpan Biosciences, Inc.	Healthcare Products
Subordinated Debt			11.50%/0.00%	3/19/2021	4/7/2028	16,000	15,980	14,983
Common Equity (108 shares)				6/7/2024			595	421
							16,575	15,404	2%
Mayesh Wholesale Florist, LLC	Specialty Distribution
First Lien Debt (j)(be)		(S + 6.00%) / (2.00%)	9.96%/0.00%	3/18/2025	3/18/2030	10,500	10,397	10,500

First Lien Debt ($2,000 unfunded commitment)(i)(be)		(S + 6.00%) / (2.00%)	9.96%/0.00%	3/18/2025	3/18/2030	—	—	—
Preferred Equity (500,000 units) (h)				3/18/2025			500	736
							10,897	11,236	2%
MBS Opco, LLC (dba Marketron)	Information Technology Services
First Lien Debt		(S + 8.50%) / (1.50%)	12.75%/0.00%	9/29/2022	9/28/2026	27,000	26,975	27,000	4%

MDME Holding Corp.	Healthcare Products
First Lien Debt		(S + 6.25%) / (1.00%)	10.07%/0.00%	8/31/2023	8/3/2027	12,233	12,191	11,677
Common Equity (5,149 units)				9/18/2023			—	—
Preferred Equity (12,500 units)				9/18/2023			1,250	73
Preferred Equity (713 units)				7/1/2025			71	75
							13,512	11,825	2%
Netbase Solutions, Inc. (dba Netbase Quid)	Information Technology Services
First Lien Debt (ap)		(P + 2.00%) / (3.25%)	8.75%/2.00%	11/18/2021	11/18/2026	16,575	16,564	16,575	2%

NWS Technologies, LLC	Utilities: Services
First Lien Debt ($1,140 unfunded commitment)(u)		(S + 7.50%) / (2.50%)	11.49%/0.00%	6/20/2023	6/16/2028	17,760	17,627	17,760
Common Equity (1 unit) (h)				6/20/2023			1,125	1,760
Preferred Equity (0.375 units) (h)				6/20/2023			375	440
							19,127	19,960	3%
OnePath Systems, LLC (n)	Information Technology Services
Common Equity (732,542 shares)				9/30/2022			—	—	0%

Onsight Industries, LLC	Component Manufacturing
First Lien Debt (j)(bf)		(S + 5.50%) / (1.50%)	9.49%/0.00%	3/27/2025	1/7/2030	9,120	9,094	9,120
Common Equity (380,000 units) (h)				1/7/2025			380	351
							9,474	9,471	1%
Palmetto Moon, LLC	Retail
Common Equity (499 units)				11/3/2016			—	1,169	0%

PayEntry Financial Services, Inc. (dba Payentry)	Business Services
Second Lien Debt (bg)			10.50%/1.75%	3/28/2025	9/28/2031	5,626	5,576	5,626
Second Lien Debt			10.50%/1.75%	3/28/2025	9/28/2031	2,880	2,868	2,880
Second Lien Debt ($3,125 unfunded commitment)			10.50%/1.75%	3/28/2025	9/28/2031	—	—	—
Preferred Equity (10,000 units)				3/28/2025			1,000	1,104
							9,444	9,610	1%
Pinnergy, Ltd.	Oil & Gas Services
Subordinated Debt			10.00%/0.00%	6/30/2022	6/30/2027	10,050	10,028	9,929	1%

PowerGrid Services Acquisition, LLC	Utilities: Services
Common Equity (4,490 units) (h)				9/21/2021			53	9
Common Equity (118 units) (h)				7/2/2025			118	43
Common Equity (133 units) (h)				7/2/2025			133	48
							304	100	0%
Prime AE Group, Inc.	Business Services
Preferred Equity (900,000 shares)				11/25/2019			900	349	0%

Pronto Plumbing & Drain, Inc.	Utilities: Services
First Lien Debt		(S + 7.00%) / (2.00%)	10.99%/0.00%	5/22/2025	5/22/2030	8,683	8,598	8,683
Revolving Loan ($500 unfunded commitment)(i)		(S + 7.00%) / (2.00%)	10.99%/0.00%	5/22/2025	5/22/2030	—	(4)	—
Common Equity (Units N/A) (h)				5/22/2025			563	604
							9,157	9,287	1%
Puget Collision, LLC	Retail
First Lien Debt		(S + 4.75%) / (0.75%)	8.42%/0.00%	10/3/2025	10/3/2030	12,500	12,426	12,426
Common Equity (310 units) (h)				1/4/2024			810	1,058
							13,236	13,484	2%
QED Technologies International, Inc.	Component Manufacturing
First Lien Debt (q)		(S + 4.75%) / (1.50%)	9.24%0.00%	3/1/2023	3/1/2028	15,551	15,494	15,551
First Lien Debt (j)(q)		(S + 4.75%) / (1.50%)	9.24%0.00%	5/30/2025	3/1/2028	2,103	2,052	2,103
Common Equity (140 shares)				2/28/2023			1,402	4,018
							18,948	21,672	3%
Quest Software US Holdings Inc.	Information Technology Services
First Lien Debt		(S + 1.00%) / (0.50%)	4.84%/6.75%	8/11/2025	2/1/2030	17,698	17,698	16,582	2%

R1 Holdings, LLC (dba RoadOne IntermodaLogistics)	Transportation services
First Lien Debt (j)		(S + 6.25%) / (1.00%)	9.95%/0.00%	12/30/2022	12/30/2028	6,231	6,104	6,231
Subordinated Debt			8.75%/5.00%	12/30/2022	6/30/2029	1,552	1,526	1,459
Common Equity (280,000 units)				12/30/2022			280	127
							7,910	7,817	1%
R.F. Fager Company LLC	Specialty Distribution
Second Lien Debt			12.75%/0.00%	3/4/2024	8/4/2030	18,000	17,926	18,000
Common Equity (12,500 units) (h)				3/4/2024			1,250	1,450
							19,176	19,450	3%
Sales Rabbit, Inc.	Information Technology Services
First Lien Debt			11.00%/2.00%	12/23/2025	12/23/2030	22,762	22,515	22,515	3%

ServicePower, Inc.	Information Technology Services
First Lien Debt (k)(as)			10.50%/5.50%	3/15/2024	3/15/2028	30,033	29,826	30,033
First Lien Debt (ba)			8.25%/0.00%	6/6/2025	3/15/2028	5	5	5
							29,831	30,038	4%
SES Investors, LLC (dba SES Foam) (n)	Building Products Manufacturing
Common Equity (6,000 units) (h)				9/8/2016			—	—	0%

Sogno Toscano LLC	Specialty Distribution
First Lien Debt (bi)		(S + 5.00%) / (2.00%)	9.00%/0.00%	7/2/2025	1/2/2029	8,500	8,445	8,445
Preferred Equity (6 units)				7/2/2025			4,250	4,250
							12,695	12,695	2%
Suited Connector LLC	Information Technology Services
Second Lien Debt (y)			0.00%/13.00%	10/29/2021	6/1/2028	23,590	15,934	1,476
Common Equity (97,808 units) (h)				12/1/2021			857	—
							16,791	1,476	0%
Tedia Company, LLC	Healthcare Products
First Lien Debt (j)		(S + 7.75%) / (1.00%)	12.00%/0.00%	3/4/2022	3/4/2027	14,100	14,080	14,100
Revolving Loan ($1,750 unfunded commitment) (i)		(S + 7.75%) / (1.00%)	12.00%/0.00%	3/4/2022	3/4/2027	500	495	500
Subordinated Debt			7.25%/7.25%	3/4/2022	9/4/2027	3,322	3,317	3,606
Preferred Equity (1,000 units) (h)				3/4/2022			1,000	994
							18,892	19,200	3%
Thrust Flight LLC	Business Services
First Lien Debt (j)(au)		(S + 5.75%) / (2.00%)	9.71%/0.00%	9/9/2024	9/9/2029	12,586	12,503	12,586
First Lien Debt ($1,818 unfunded commitment)(i)(au)		(S + 5.75%) / (2.00%)	9.71%/0.00%	9/9/2024	9/9/2029	—	—	—
Subordinated Debt (j)			10.00%/5.00%	12/11/2025	3/9/2030	1,526	1,496	1,496
Common Equity (1,050,000 units) (h)				9/9/2024			1,050	681
							15,049	14,763	2%
True Environmental Inc.	Business Services
First Lien Debt (j) (bj)		(S + 5.50%) / (2.00%)	9.46%/0.00%	5/12/2025	5/12/2030	6,650	6,610	6,650
First Lien Debt ($1,125 unfunded commitment)(bj)		(S + 5.50%) / (2.00%)	9.46%/0.00%	5/12/2025	5/12/2030	—	—	—

First Lien Debt ($2,250 unfunded commitment)(bj)		(S + 5.50%) / (2.00%)	9.46%/0.00%	5/12/2025	5/12/2030	13,300	13,219	13,300
Common Equity (312,500 units) (h)				5/12/2025			500	246
							20,329	20,196	3%
UBEO, LLC	Business Services
Common Equity (705,000 units) (h)				4/3/2018			655	1,967	0%

United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)				4/1/2012			891	—
Warrant (57,469 units) (m)				3/5/2012			564	—
							1,455	—	0%
USG AS Holdings, LLC	Utilities: Services
Common Equity (Units N/A)				2/21/2023			4	2,802	1%

Virginia Tile Company, LLC (n)	Specialty Distribution
Common Equity (Units N/A)				12/19/2014			—	—	0%

Virtex Enterprises, LP	Component Manufacturing
Second Lien Debt (y)		(S + 0.00%) / (2.50%)	3.82%/9.75%	4/13/2022	9/30/2027	17,381	10,907	—
Subordinated Debt (y)		(S + 4.00%) / (2.50%)	9.82%/0.00%	9/20/2023	3/31/2027	356	307	208
							11,214	208	0%
VMS MSO, LLC (dba Vytal Health Partners)	Healthcare Services
First Lien Debt			13.75%/0.00%	12/18/2025	12/18/2030	15,000	14,923	14,923
Revolving Loan ($1,500 unfunded commitment)(i)			13.75%/0.00%	12/18/2025	12/18/2030	—	(7)	—
							14,916	14,923	2%
W50 Holdings, LLC	Business Services
Subordinated Debt			11.50%/0.00%	3/22/2024	3/24/2031	12,500	12,383	12,500
Preferred Equity (Units N/A) ($100 unfunded commitment)				3/21/2024			900	819
							13,283	13,319	2%
Waterworks Solutions Acquisition, Inc. (dba CITCO Water)	Specialty Distribution
First Lien Debt ($3,500 unfunded commitment)(z)(bm)		(S + 4.75%) / (2.00%)	8.44%/0.00%	12/26/2025	12/26/2030	15,995	15,875	15,875	2%

White Label Communication, LLC	Information Technology Services
First Lien Debt (j)(ab)		(S + 5.25%) / (1.00%)	9.21%/0.00%	6/30/2025	6/30/2030	24,400	24,263	24,400
Common Equity (536 units) (h)				10/11/2023			—	—
Preferred Equity (5,000 units) (h)				10/11/2023			500	500
							24,763	24,900	3%
Wonderware Holdings, LLC (dba CORE Business Technologies)	Information Technology Services
First Lien Debt (z)		(S + 5.00%) / (2.00%)	8.72%/0.00%	2/10/2021	5/14/2028	8,316	8,316	8,316	1%

World Tours LLC	Consumer Services
First Lien Debt (ay)		(S + 6.50%) / (2.00%)	10.49%/0.00%	11/13/2024	11/13/2029	6,000	5,965	6,000
Preferred Equity (1,000,000 units) (h)				11/13/2024			1,000	1,517
							6,965	7,517	1%
Worldwide Express Operations, LLC	Transportation services
Common Equity (795,000 units)				7/21/2021			795	994
Common Equity (752,380 units) (h)				7/26/2021			225	762
							1,020	1,756	0%
Zonkd, LLC	Component Manufacturing
Common Equity (4,987 units) (h)				3/18/2022			169	487	0%

Total Non-control/Non-affiliate Investments							$1,222,476	$1,205,738	163%

Total Investments							$1,299,294	$1,324,753	179%

Money market funds (included in cash and cash equivalents)
Goldman Sachs Financial Square Treasury Obligation Institution CUSIP (38141W323) (ad)			3.65%/0.00%				$68,974	$68,974	9%
Total money market funds							$68,974	$68,974	9%
Total Investments and Money Market Funds							$1,368,268	$1,393,727	188%

(a) See Note 3 to the consolidated financial statements for portfolio composition by geographic location.

(b) Equity ownership may be held in shares or units of companies related to the portfolio companies. The Company’s investments are generally classified as “restricted securities”, unless otherwise noted, as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144. As of December 31, 2025, the Company held restricted securities with an aggregate fair value of $1,324,753, or 179% of the Company's net assets.

(c) All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.

(d) Variable rate investments bear interest at a rate indexed to prime (P) or Secured Overnight Financing Rate (“SOFR”) (S), which are reset monthly, bimonthly, quarterly, or semi-annually. Certain variable rate investments also include a prime or SOFR interest rate floor. For each investment, the Company has provided the spread over the reference rate and the prime or SOFR floor, if any, as of December 31, 2025.

(e) Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of December 31, 2025. Generally, payment-in-kind interest can be paid-in-kind or all in cash.

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

(i) The disclosed commitment represents the unfunded amount as of December 31, 2025. The Company is earning 0.50% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate which will be earned if the commitment is funded.

(j) The investments of FIC Funding, LLC (the “SPV”) are pledged as collateral to the SPV’s financing credit facility (the “SPV Credit Facility”) and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company's obligations under the SPV Credit Facility (see Note 6 to the consolidated financial statements).

(k) The portion of the investment not held by the SBIC Funds is pledged as collateral for the SPV Credit Facility and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company's obligations under the SPV Credit Facility (see Note 6 to the consolidated financial statements).

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

(p) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.72% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(s) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.56% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(u) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.30% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(v) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.07% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(w) The disclosed commitment represents the unfunded amount as of December 31, 2025. The Company is earning 0.75% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

(x) The disclosed commitment represents the unfunded amount as of December 31, 2025. The Company is earning 1.00% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

(y) Investment was on non-accrual status as of December 31, 2025.

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

(ab) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.92% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ac) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of 2.86% and PIK interest amount of 1.27% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ag) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.68% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ao) The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company can not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of December 31, 2025, total non-qualifying assets at fair value represented 1.12% of the Company's total assets calculated in accordance with the 1940 Act.

(ap) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of 0.46% and PIK interest amount of 1.83% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(aq) The headquarters of this portfolio company is located in Canada.

(ar) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.59% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(as) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of 0.24% and PIK interest amount of 0.59% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(au) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.18% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(av) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.67% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ax) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.02% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ay) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.06% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(bc) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of 2.20% and PIK interest amount of 0.74% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(bd) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.06% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(bf) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.40% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(bg) As of December 31, 2025, the Company is earning an incremental 0.60% interest on the outstanding principal balance.

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

(bj) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.20% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(bk) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.00% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(bl) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.10% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(bm) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.71% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(bn) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.34% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(j) Investment pledged as collateral for the Company's revolving credit facility (the “Revolving Credit Facility”) and, as a result, is not directly available to the creditors of the Company to satisfy any obligations of the Company other than the Company's obligations under the Revolving Credit Facility (see Note 6 to the consolidated financial statements).

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

Restricted cash and cash and cash equivalents: Cash and cash equivalents are highly liquid investments with an original maturity of three months or less at the date of acquisition. The Company places its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits. The Company does not believe its cash balances are exposed to any significant credit risk. Restricted cash includes amounts that are collected and are held by a trustee who has been appointed as custodian of the assets securing the Company’s line of credit. Restricted cash is held by the trustee for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets.

Deferred financing costs: Deferred financing costs consist of fees and expenses paid in connection with the SBA debentures, the credit facilities and the unsecured notes (each as described in Note 6). Deferred financing costs are capitalized and amortized to interest and financing expenses over the term of the debt agreement using the effective interest method. Unamortized deferred financing costs are presented as an offset to the corresponding debt liabilities on the consolidated statements of assets and liabilities.

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

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits included in the income tax provision, if any. There were no material uncertain income tax positions at December 31, 2025 and 2024. The Company’s tax returns are generally subject to examination by U.S. federal and most state tax authorities for a period of three years from the date the respective returns are filed, and, accordingly, tax years after 2021 remain subject to examination.

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

Earnings and net asset value per share: The earnings per share calculations for the years ended December 31, 2025, 2024 and 2023, are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Stock Repurchase Program: The Company has an open market stock repurchase program (the “Stock Repurchase Program”) under which the Company may acquire up to $5,000 of its outstanding common stock. Under the Stock Repurchase Program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act”), including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by the Company’s management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. On November 3, 2025 the Board extended the Stock Repurchase Program through December 31, 2026, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require the Company to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. The Company did not make any repurchases of common stock during the years ended December 31, 2025, 2024, and 2023. Refer to Note 8 for additional information concerning stock repurchases.

Recent accounting pronouncement: In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Improvements to Income Tax Disclosures (Topic 740),” which requires disclosure of additional information pertaining to income taxes. Such changes include disclosing (i) a reconciliation of the effective tax rate to statutory rate for federal, state, and foreign income taxes and (ii) taxes paid (net of refunds received) should be disaggregated for federal, state and foreign taxes. The guidance is effective for annual reporting periods beginning after December 15, 2024 and may be applied

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

on a prospective or retrospective basis. The Company has adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have a material impact on its consolidated financial statements.

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

As of December 31, 2025, the Company had active investments in 97 portfolio companies and residual investments in six portfolio companies that have sold their underlying operations. The aggregate fair value of the total portfolio was $1,324,753 and the weighted average yield on the Company’s debt investments was 12.6% as of such date. As of December 31, 2025, the Company held equity investments in 85.4% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 1.9%.

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

The weighted average yield of the Company’s debt investments is not the same as a return on investment for its stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of all of the Company’s and its subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of December 31, 2025 and 2024, including accretion of OID and debt investment origination fees, but excluding investments on non-accrual status and investments recorded as a secured borrowing.

Purchases of debt and equity investments for the years ended December 31, 2025, 2024 and 2023 totaled $498,162, $394,532, and $336,741, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the years ended December 31, 2025, 2024 and 2023 totaled $288,002, $276,861, and $258,875, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	December 31,		December 31,		December 31,		December 31,
	2025		2024		2025		2024
First Lien Debt(1)	$1,019,063	77.0%	$718,120	65.8%	$1,014,497	78.1%	$729,084	67.8%
Second Lien Debt	68,929	5.2	83,543	7.7	95,576	7.3	116,250	10.8
Subordinated Debt	94,412	7.1	142,839	13.1	95,316	7.3	142,056	13.2
Equity	142,111	10.7	138,371	12.7	93,088	7.2	84,816	7.9
Warrants	238	-	7,633	0.7	817	0.1	2,951	0.3
Total	$1,324,753	100.0%	$1,090,506	100.0%	$1,299,294	100.0%	$1,075,157	100.0%

(1) Includes unitranche investments, which account for 48.3% and 49.3% of our portfolio on a fair value and cost basis as of December 31, 2025, respectively. Includes unitranche investments, which account for 39.9% and 40.4% of our portfolio on a fair value and cost basis as of December 31, 2024, respectively.

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

	Fair Value				Cost
	December 31,		December 31,		December 31,		December 31,
	2025		2024		2025		2024
United States
Midwest	$162,362	12.3%	$120,537	11.1%	$114,396	8.8%	$73,636	6.8%
Southeast	387,245	29.1	339,683	31.2	379,889	29.3	337,762	31.4
Northeast	263,070	19.9	211,758	19.4	262,718	20.2	202,206	18.8
West	213,090	16.1	194,568	17.8	232,829	17.9	232,262	21.6
Southwest	282,971	21.4	211,431	19.4	293,590	22.6	216,802	20.2
Canada	16,015	1.2	12,529	1.1	15,872	1.2	12,489	1.2
Total	$1,324,753	100.0%	$1,090,506	100.0%	$1,299,294	100.0%	$1,075,157	100.0%

The following table shows portfolio composition by type and by geographic region at fair value as a percentage of net assets.

By Type			By Geographic Region
	December 31,	December 31,		December 31,	December 31,
	2025	2024		2025	2024
First Lien Debt	137.4%	109.5%	United States
Second Lien Debt	9.3	12.7	Midwest	21.9%	18.4%
Subordinated Debt	12.7	21.8	Southeast	52.2	51.8
Equity	19.2	21.1	Northeast	35.5	32.3
Warrants	-	1.2	West	28.7	29.7
Total	178.6%	166.3%	Southwest	38.1	32.2
			Canada	2.2	1.9
			Total	178.6%	166.3%

As of December 31, 2025 and 2024, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio on a fair value or cost basis. As of December 31, 2025 and 2024, the Company had no investments that exceeded 5% of totals assets.

As of December 31, 2025 and 2024, the Company had debt investments in two and four portfolio companies, respectively, on non-accrual status:

	December 31, 2025				December 31, 2024
	Fair				Fair
Portfolio Company	Value		Cost		Value	Cost
Quantum IR Technologies, LLC	$—	(1)	$—	(1)	$—	$11,964
US GreenFiber, LLC	—	(1)	—	(1)	—	5,223
Suited Connector LLC	1,476		15,934		5,505	15,933
Virtex Enterprises, LP	208		11,214		4,765	11,259
Total	$1,684		$27,148		$10,270	$44,379

(1)	The Company exited its debt investments in such portfolio companies and did not hold such investments as of December 31, 2025.

Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of control and affiliate investments as of December 31, 2024 and any additions and reductions made to such investments during the year ended December 31, 2025, and the total investment income earned on such investments during the year.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

						Year Ended December 31, 2025
Portfolio Company (1)	December 31, 2025 Principal Amount - Debt Investments	December 31, 2024 Fair Value	Gross Additions (2)	Gross Reductions (3)	December 31, 2025 Fair Value	Net Realized Gains (Losses) (4)	Net Change in Unrealized Appreciation (Depreciation)	Interest Income	Payment-in-kind Interest Income	Dividend Income	Fee Income
Control Investments
US GreenFiber, LLC	$—	$—	$5,223	$(5,223)	$—	$(5,223)	$5,222	$—	$—	$—	$—
Total Control Investments	$—	$—	$5,223	$(5,223)	$—	$(5,223)	$5,222	$—	$—	$—	$—
Affiliate Investments
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	$9,602	$24,387	$2,100	$—	$26,487	$—	$2,100	$1,071	$—	$—	$—
CP Communications, LLC	5,861	8,306	125	(1,999)	6,432	—	108	1,041	—	—	20
Medsurant Holdings, LLC	—	9,863	10,963	(20,518)	308	10,963	(6,982)	—	—	867	—
Pfanstiehl, Inc.	—	39,923	1,072	—	40,995	—	1,072	—	—	522	—
PIPCO, LLC	9,000	—	9,766	(67)	9,699	—	15	54	—	—	199
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	28,435	14,921	17,838	(1,562)	31,197	—	2,877	2,453	—	—	690
Steward Holding LLC (dba Steward Advanced Materials)	—	4,624	—	(727)	3,897	—	(728)	—	—	166	—
Total Affiliate Investments	$52,898	$102,024	$41,864	$(24,873)	$119,015	$10,963	$(1,538)	$4,619	$—	$1,555	$909

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

An investment’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s investment portfolio is comprised entirely of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available, with the exception of money market funds, which are valued using Level 1 inputs as of December 31, 2025. Therefore, the Company values such portfolio investments at fair value, as determined in good faith by the Board, using Level 3 inputs with the exception of money market funds that were valued using Level 1 inputs as of December 31, 2025. The degree of judgment exercised by the Board in determining fair value is greatest for investments classified as Level 3 inputs. Due to the inherent uncertainty of determining the fair values of investments that do not have readily available market quotations, the Board’s estimate of fair values may differ significantly from the values that would have been used had a ready market for the securities existed, and those differences may be material. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the amounts ultimately realized on these investments to be materially different than the valuations currently assigned.

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

The Board consulted with the independent third-party valuation firm(s) in arriving at our determination of fair value for 21 and 21 of our portfolio company investments representing 26.7% and 27.5% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended December 31, 2025 and 2024, respectively) as of December 31, 2025 and 2024, respectively.

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

The following tables present fair value measurements of investments by major class according to the fair value hierarchy:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$1,019,063	$1,019,063
Second Lien Debt	—	—	68,929	68,929
Subordinated Debt	—	—	94,412	94,412
Equity	—	—	142,111	142,111
Warrants	—	—	238	238
Money Market Funds	68,974	—	—	68,974
Total	$68,974	$—	$1,324,753	$1,393,727

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$718,120	$718,120
Second Lien Debt	—	—	83,543	83,543
Subordinated Debt	—	—	142,839	142,839
Equity	—	—	138,371	138,371
Warrants	—	—	7,633	7,633
Money Market Funds	48,715	—	—	48,715
Total	$48,715	$—	$1,090,506	$1,139,221

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the years ended December 31, 2025 and 2024.

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the years ended December 31, 2025 and 2024:

	First Lien	Second Lien	Subordinated
	Debt	Debt	Debt	Equity	Warrants	Total
Balance, December 31, 2023	$578,140	$119,561	$135,173	$120,007	$4,768	$957,649
Net realized gains (losses) on investments	(3,482)	(2,154)	—	17,791	—	12,155
Net change in unrealized appreciation (depreciation) on investments	(11,420)	(3,462)	1,057	4,719	2,865	(6,241)
Purchase of investments	318,608	33,281	21,966	20,677	—	394,532
Proceeds from sales and repayments of investments	(164,986)	(67,363)	(19,689)	(24,823)	—	(276,861)
Interest and dividend income paid-in-kind	1,270	2,520	4,050	—	—	7,840
Proceeds from loan origination fees	(2,252)	(123)	(194)	—	—	(2,569)
Accretion of loan origination fees	2,172	173	469	—	—	2,814
Accretion of original issue discount	70	1,110	7	—	—	1,187
Balance, December 31, 2024	$718,120	$83,543	$142,839	$138,371	7,633	$1,090,506
Net realized gains (losses) on investments	(14,498)	(5,203)	—	14,959	8,116	3,374
Net change in unrealized appreciation (depreciation) on investments	25,425	(3,835)	(1,687)	(4,532)	(5,261)	10,110
Purchase of investments	462,576	13,601	4,021	17,839	125	498,162
Proceeds from sales and repayments of investments	(186,590)	(12,519)	(53,992)	(24,526)	(10,375)	(288,002)
Interest and dividend income paid-in-kind	4,926	2,963	2,977	—	—	10,866
Proceeds from loan origination fees	(3,014)	(89)	(43)	—	—	(3,146)
Accretion of loan origination fees	2,311	113	290	—	—	2,714
Accretion of original issue discount	162	—	7	—	—	169
Transfers by type	9,645	(9,645)	—	—	—	—
Balance, December 31, 2025	$1,019,063	$68,929	$94,412	$142,111	$238	$1,324,753

Net change in unrealized appreciation/(depreciation) of $(6,912) and $984 for the years ended December 31, 2025 and 2024, respectively, were attributable to Level 3 investments held at December 31, 2025 and 2024, respectively.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of December 31, 2025 and 2024. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

	Fair Value at	Valuation	Unobservable	Range
	December 31, 2025	Techniques	Inputs	(weighted average)(1)
Debt investments:
First Lien Debt	$1,019,063	Discounted cash flow	Weighted average cost of capital	7.2% - 62.9% (13.7%)

Second Lien Debt	67,453	Discounted cash flow	Weighted average cost of capital	12.8% - 22.5% (15.5%)
	1,476	Option pricing	Volatility of credit	70.0% - 70.0% (70.0%)
	-	Enterprise value waterfall	EBITDA multiples	6.0x - 6.0x (6.0x)

Subordinated Debt	94,204	Discounted cash flow	Weighted average cost of capital	11.5% - 20.0% (13.9%)
	208	Enterprise value waterfall	EBITDA multiples	6.0x - 6.0x (6.0x)

Equity investments:
Equity	133,216	Enterprise value waterfall	EBITDA multiples	1.3x - 22.0x (9.7x)
	8,826	Enterprise value waterfall	Revenue multiples	0.4x - 8.5x (5.7x)
	69	Probability weighted expected return	Probability	10.0% - 25.0% (11.5%)

Warrants	-	Enterprise value waterfall	EBITDA multiples	3.5x - 3.5x (3.5x)
	-	Enterprise value waterfall	Revenue multiples	1.5x - 1.5x (1.5x)
	238	Probability weighted expected return	Probability	10.0% - 25.0% (11.5%)

(1) Unobservable inputs were weighted by the relative fair value of the instruments.

	Fair Value at	Valuation	Unobservable	Range
	December 31, 2024	Techniques	Inputs	(weighted average)(1)
Debt investments:
First Lien Debt	$714,595	Discounted cash flow	Weighted average cost of capital	7.8% - 26.2% (14.5%)
	3,525	Enterprise value waterfall	Asset Coverage	1.0x - 1.0x (1.0x)

Second Lien Debt	79,106	Discounted cash flow (2)	Weighted average cost of capital	13.4% - 55.5% (20.7%)
	4,437	Option Pricing	Volatility of credit	85.0% - 85.0% (85.0%)

Subordinated Debt	142,839	Discounted cash flow	Weighted average cost of capital	10.4% - 20.0% (13.2%)

Equity investments:
Equity	132,741	Enterprise value waterfall	EBITDA multiples	3.5x - 30.0x (11.0x)
	5,630	Enterprise value waterfall	Revenue multiples	0.8x - 9.0x (6.6x)

Warrants	7,633	Enterprise value waterfall	EBITDA multiples	3.5x - 3.5x (3.5x)
	-	Enterprise value waterfall	Revenue multiples	4.0x - 4.0x (4.0x)

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

The significant unobservable input used in determining fair value under the probability weighted expected return technique is probability. Significant increases (or decreases) in this input could result in significantly higher (or lower) fair value estimates.

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, interest receivable and accounts payable and other liabilities approximate the fair value of such items due to the short maturity of such instruments. The Revolving Credit Facility (as defined in Note 6), the SPV Credit Facility (as defined in Note 6), the SBA debentures, and the Notes (as defined in Note 6) are recorded at their respective carrying values.

The following tables summarize the carrying value and fair value of the Company’s debt obligations as of December 31, 2025 and 2024:

	December 31, 2025(5)		December 31, 2024(5)
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
SBA debentures (2)	$237,500	$237,500	$175,000	$175,000
Revolving Credit Facility borrowings (3)	—	—	45,000	45,000
SPV Credit Facility borrowings (3)	83,850	83,850	—	—
January 2026 Notes (4)	—	—	125,000	120,188
November 2026 Notes (4)	125,000	120,455	125,000	114,293
March 2030 Notes (4)	200,000	191,957	—	—
Total	$646,350	$633,762	$470,000	$454,481
(1)
Carrying value represents the outstanding principal balance of the debt obligation.
(2)
The fair value of the SBA debentures is estimated by discounting the remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures, which are Level 3 inputs under ASC Topic 820.
(3)
The fair value of the Revolving Credit Facility and the SPV Credit Facility, if valued under ASC Topic 820, are based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
(4)
The fair value of the January 2026 Notes (as defined in Note 6), the November 2026 Notes (as defined in Note 6), and the March 2030 Notes (as defined in Note 6) are estimated by discounting the remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date, which are Level 3 inputs under ASC Topic 820.
(5)
Totals exclude $12,000 and $13,674 of Secured Borrowings as of December 31, 2025 and December 31, 2024, respectively.

The following table summarizes the inputs used to value the Company’s debt obligations if measured at fair value as of December 31, 2025 and 2024:

	Fair Value
	December 31,	December 31,
Valuation Inputs	2025	2024
Level 1	$—	$—
Level 2	—	—
Level 3	633,762	454,481
Total	$633,762	$454,481

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than restricted cash and cash or cash equivalents, but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The Board accepted a voluntary, non-contractual, and unconditional waiver from the Investment Advisor to exclude any investments recorded as secured borrowings as defined under GAAP from the base management fee payable effective April 1, 2021. See Note 6. Borrowings – Secured Borrowings for more information about the secured borrowings. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement for the years ended December 31, 2025, 2024 and 2023 totaled $20,932, $18,855, and $16,288, respectively. The base management fee waiver was $230, $264, and $287 for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025 and 2024, the base management fee payable (net of the base management fee waiver) was $5,596 and $4,805, respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee for the years ended December 31, 2025, 2024 and 2023 totaled $18,540, $18,549, and $16,529, respectively. As of December 31, 2025 and 2024, the income incentive fee payable was $4,721 and $4,477, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid in cash to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and losses since the Company's IPO on June 24, 2011 (realized capital gains and losses include realized gains and losses on investments, net of income tax provision from realized gains on investments, and realized losses on extinguishment of debt, but excluding income tax (provision) benefit from deemed distribution of long term capital gains), and the aggregate unrealized capital depreciation on investments as of the date of the calculation. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains on investments, less cumulative aggregate tax (provision) benefit on realized gains (losses), less cumulative aggregate realized capital losses on investments, less aggregate unrealized capital depreciation on investments, and less cumulative aggregate realized losses on extinguishment of debt. If this number is positive at the end of such year, then the capital gains incentive fee to be paid in cash for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of December 31, 2025 and 2024, none of the capital gains incentive fee was payable in cash (as cumulative aggregate realized capital gains and losses on investments exceeded aggregate unrealized capital depreciation on investments plus realized losses on extinguishment of debt). The aggregate amount of capital gains incentive fees paid from the IPO through December 31, 2025 was $17,577.

In addition, the Company accrues, but does not pay in cash, a capital gains incentive fee in connection with any unrealized capital appreciation on investments, as applicable. If, on a cumulative basis, the sum of (i) net realized gains/(losses) on investments, net of income tax (provision) benefit from realized gains on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of (i) net realized gains/(losses) on investments, net of income tax (provision) benefit from realized gains on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt. The capital gains incentive fee accrued (reversed) during the years ended December 31, 2025, 2024 and 2023 was $1,711, $731, and $2,405, respectively. As of December 31, 2025 and 2024, the accrued capital gains incentive fee payable was $16,414 and $14,703, respectively.

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

Administration Agreement: The Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. Most recently, on June 11, 2025, the Board approved the renewal of the Administration Agreement for the period from June 20, 2025 through June 20, 2026. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides clerical, bookkeeping, and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies on the Company's behalf to those portfolio companies that have accepted the Company's offer to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies, including “dead deal” expenses. Under the Administration Agreement, administrative service expenses for the years ended December 31, 2025, 2024 and 2023 were $2,672, $2,598 and $2,353, respectively. As of December 31, 2025 and 2024, the accrued administrative service expense payable was $993 and $934, respectively.

Note 6. Debt

Revolving Credit Facility: On June 16, 2014, FIC entered into a senior secured revolving credit agreement (as amended from time to time, the “Revolving Credit Agreement” and the senior secured revolving credit facility thereunder, the “Revolving Credit Facility”) with ING Capital LLC (“ING”), as the administrative agent, collateral agent, and lender. The Revolving Credit Facility was secured by certain portfolio investments held by the Company, except for the assets held by the SBIC Funds.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

Concurrently with entering into the SPV Credit Agreement (as described below), on October 16, 2025, the Company terminated in full (i) the Revolving Credit Agreement and (ii) the amended and restated guarantee, pledge and security agreement, dated as of April 24, 2019 (as amended from time to time, the “Guarantee and Security Agreement”), by and among the Company, as borrower, the subsidiary guarantors party thereto, ING, as revolving administrative agent, each financing agent and designated indebtedness holder party thereto, and ING, as collateral agent. The Revolving Credit Agreement and the Guarantee and Security Agreement were terminated concurrently with the satisfaction of all obligations and liabilities of the Company to the lending parties thereunder, including, without limitation, payments of principal and interest, other fees, breakage costs and other amounts owing to the lending parties.

The total commitments available under the Revolving Credit Facility was $140.0 million. Under the Revolving Credit Agreement, the Company paid a commitment fee that varied depending on the size of the unused portion of the Revolving Credit Facility: 2.500% to 2.675% per annum on the unused portion of the Revolving Credit Facility at or below 35% of the commitments and 0.50% per annum on any remaining unused portion of the Revolving Credit Facility between the total commitments and the 35% minimum utilization.

SPV Credit Facility: On October 16, 2025, the Company entered into a credit and security agreement (the “SPV Credit Agreement”) relating to a special purpose vehicle credit facility (the “SPV Credit Facility” and together with the Revolving Credit Facility, the “Credit Facilities”) by and among FIC Funding, LLC (the “SPV”), as borrower, the Company, as servicer and equityholder, ING, as administrative agent (the “Administrative Agent”) and lead arranger, Western Alliance Trust Company, N.A., as custodian, collateral agent, and collateral administrator, and the lenders from time to time parties thereto. The SPV Credit Facility is secured primarily by a pledge of 100% of the equity interest in the SPV held by the Company and the SPV’s assets, which consist of certain bank loans or securities. The SPV Credit Facility provides for $175,000 of initial commitments, and has an accordion feature that allows for an increase of the total commitments to up to $250,000, subject to certain conditions (including the consent of the Administrative Agent). On December 22, 2025, the total commitments available under the SPV Credit Facility was increased from $175,000 to $225,000 pursuant to the accordion feature. The SPV Credit Facility has a reinvestment period until October 16, 2029 and matures on October 16, 2030. The advances under the SPV Credit Facility bear interest, subject to the Company’s election, on a per annum basis equal to one-month Term SOFR plus 0.11448% and an applicable margin ranging from 2.500% to 2.675%. The SPV pays a commitment fee that varies depending on the size of the unused portion of the SPV Credit Facility: (1) if the utilized portion of the aggregate commitments as of the close of business on such day is less than 35% of the aggregate commitments (the “Minimum Utilization Amount”), the commitment fee will equal the sum of (a) the then applicable margin multiplied by (i) the Minimum Utilization Amount minus (ii) the aggregate outstanding principal balance of the advances on such day and (b) 0.50% multiplied by 65% of the commitments and (2) if the utilized portion of the aggregate commitments is greater than or equal to the Minimum Utilization Amount, the commitment fee will equal 0.50% multiplied by the unused amount of the commitments.

Amounts available to borrow under the SPV Credit Facility are subject to a minimum borrowing/collateral base that applies an advance rate to certain investments held by the SPV. The SPV is subject to limitations with respect to the investments securing the SPV Credit Facility, including, but not limited to, restrictions on sector concentrations, loan size, payment frequency and status and collateral interests, as well as restrictions on portfolio company leverage, which may also affect the borrowing base and therefore amounts available to borrow. The SPV Credit Facility is secured primarily by a pledge of 100% of the equity interest in the SPV held by the Company and the SPV’s assets, which consist of certain bank loans or securities. As of December 31, 2025, the remaining available borrowing base on the SPV Credit Facility was $102,208.

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements. These covenants are subject to important limitations and exceptions that are described in the documents governing the SPV Credit Facility. As of December 31, 2025, the Company was in compliance in all material respects with the terms of the SPV Credit Agreement.

SBA debentures: The SBIC Funds use debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs; such debentures have 10-year terms with the entire principal balance due at maturity and are guaranteed by the SBA. Interest on SBA debentures is payable semi-annually on March 1 and September 1. As of December 31, 2025 and 2024, approved and unused SBA debenture commitments were $84,000 and $175,000, respectively. The SBA may limit the amount that may be drawn each year under any SBA debenture commitments, and each issuance of leverage is conditioned on such SBIC Fund’s full compliance, as determined by the SBA, with the terms and conditions under SBA regulations.

As of December 31, 2025 and 2024, the Company’s issued and outstanding SBA debentures mature as follows:

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

Pooling	Maturity	Fixed	December 31,	December 31,
Date (1)	Date	Interest Rate	2025	2024
9/25/2019	9/1/2029	2.377%	$7,500	$7,500
3/25/2020	3/1/2030	2.172	6,000	6,000
9/22/2021	9/1/2031	1.398	11,500	11,500
3/23/2022	3/1/2032	3.209	43,000	43,500
9/21/2022	9/1/2032	4.533	17,500	17,500
3/22/2023	3/1/2033	5.439	4,000	4,000
3/22/2023	3/1/2033	5.341	3,000	3,000
3/22/2023	3/1/2033	5.341	3,000	3,000
3/22/2023	3/1/2033	5.439	5,000	5,000
3/22/2023	3/1/2033	5.439	5,000	5,000
3/22/2023	3/1/2033	5.341	7,000	7,000
3/22/2023	3/1/2033	5.341	4,000	4,000
9/20/2023	9/1/2033	5.861	5,000	8,000
9/20/2023	9/1/2033	5.861	—	12,000
9/20/2023	9/1/2033	5.861	—	5,000
9/20/2023	9/1/2033	5.861	—	8,000
9/20/2023	9/1/2033	5.735	3,000	3,000
3/20/2024	3/1/2034	5.082	3,000	3,000
3/20/2024	3/1/2034	5.082	12,000	12,000
3/20/2024	3/1/2034	5.082	2,000	2,000
3/20/2024	3/1/2034	5.082	2,000	2,000
3/20/2024	3/1/2034	5.082	3,000	3,000
3/26/2025	3/1/2035	5.310	19,500	—
9/25/2025	9/1/2035	4.879	10,000	—
9/25/2025	9/1/2035	4.879	10,000	—
(2)	(2)	(2)	5,000	—
(2)	(2)	(2)	3,500	—
(3)	(3)	(3)	13,000	—
(4)	(4)	(4)	30,000	—
Total outstanding SBA debentures			$237,500	$175,000

(1)	The SBA has two scheduled pooling dates for debentures (in March and in September). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.
(2)

The Company issued SBA debentures which will pool in March 2026. Until the pooling date, the debentures bear interest at a fixed interim interest rate of 4.74%. The Company expects the current interim interest rates will reset to a higher long-term fixed rate on the pooling date.

(3)

The Company issued SBA debentures which will pool in March 2026. Until the pooling date, the debentures bear interest at a fixed interim interest rate of 4.73%. The Company expects the current interim interest rates will reset to a higher long-term fixed rate on the pooling date.

(4)

The Company issued SBA debentures which will pool in March 2026. Until the pooling date, the debentures bear interest at a fixed interim interest rate of 4.55%. The Company expects the current interim interest rates will reset to a higher long-term fixed rate on the pooling date.

Notes: The term “Notes” refers to collectively to the January 2026 Notes, the November 2026 Notes and the March 2030 Notes. The Notes are the Company’s direct unsecured obligations, rank pari passu with the Company’s other outstanding and future unsecured unsubordinated indebtedness and are effectively or structurally subordinated to all of the Company’s existing and future secured indebtedness, including borrowings under the SPV Credit Facility and the SBA debentures.

On December 23, 2020, the Company closed the offering of $125,000 in aggregate principal amount of its 4.75% notes due 2026 (the “January 2026 Notes”). The total net proceeds to the Company from the January 2026 Notes, based on a public offering price of 100.00% of par, after deducting underwriting discounts of $2,500 and offering expenses of $366, were $122,134. The maturity date of the January 2026 Notes was January 31, 2026 and the January 2026 Notes bore interest at a rate of 4.75%. On May 21, 2025, the Company redeemed $25,000 of the $125,000 aggregate principal amount on the January 2026 Notes, resulting in a realized loss on extinguishment of debt of $75. On November 3, 2025, the Company fully redeemed the remaining $100,000 in aggregate principal amount of the January 2026 Notes, resulting in a realized loss on extinguishment of debt of $112.

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

On March 19, 2025, the Company closed the offering of $100,000 in aggregate principal amount of its 6.75% notes due 2030 (the “Existing March 2030 Notes”). The total net proceeds to the Company from the Existing March 2030 Notes, based on a public offering price of 99.29954% of par, after deducting underwriting discounts of $2,000 and offering expenses of $354, were $96,946. On October 3, 2025, the Company issued an additional $100,000 in aggregate principal amount of the 6.75% notes due 2030 (the “Additional March 2030 Notes” and together with the Existing March 2030 Notes, the “March 2030 Notes”). The total net proceeds to us from the Additional March 2030 Notes, based on a public offering price of 100.705% of par, after deducting underwriting discounts of $1,500 and offering expenses of $329, was $98,876. The Additional March 2030 Notes are treated as a single series with the Existing March 2030 Notes under the indenture and have the same terms as the Initial March 2030 Notes (except the issue date, the offering price and the initial interest payment date). Upon issuance of the Additional March 2030 Notes, the outstanding aggregate principal amount of the March 2030 Notes was $200,000. The March 2030 Notes will mature on March 19, 2030 and bear interest at a rate of 6.75%. The March 2030 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed before September 19, 2029 (the date falling six months prior to maturity) and at par thereafter. Interest on the March 2030 Notes is payable on March 19 and September 19 of each year. The Company does not intend to list the March 2030 Notes on any securities exchange or automated dealer quotation system.

Secured Borrowing

As of December 31, 2025 and December 31, 2024, the carrying value of secured borrowings totaled $12,000 and $13,674, respectively, and the fair value of the associated loans included in investments was $11,995 and $13,505, respectively. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets that did not meet the definition of a “participating interest” as defined in ASC 860 (see Note 2. Significant Accounting Policies - Partial loan and equity sales for more information). As a result, sale treatment was not permitted and these partial loan sales were treated as secured borrowings. The weighted average interest rate on our secured borrowings was approximately 7.9% and 8.6% as of December 31, 2025 and 2024, respectively.

Senior Securities

As of December 31, 2025, and December 31, 2024, the aggregate amount outstanding of the senior securities (including secured borrowings) issued by the Company was $420,850 and $308,674, respectively, for which our asset coverage was 276.3% and 312.4%, respectively. The SBA debentures are excluded from the definition “senior securities” in the asset coverage requirement applicable to the Company under the 1940 Act pursuant to exemptive relief granted to us by the SEC on June 30, 2014. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as the Company’s consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

Interest and Financing Expenses

Interest and fees related to the Company’s debt for the years ended December 31, 2025, 2024 and 2023 that are included in interest and financing expenses on the consolidated statements of operations, were as follows:

	Year Ended December 31, 2025
	SBA Debentures	Credit Facilities	Secured Borrowings	Notes	Total
Stated interest expense	$8,452	$3,369	$1,221	$15,802	$28,844
Amortization of deferred financing costs	819	433	-	1,518	2,770
Total interest and financing expenses	$9,271	$3,802	$1,221	$17,320	$31,614
Weighted average stated interest rate, period end	4.332%	6.345%	7.917%	5.500%	5.230%
Effective interest rate (1)	4.722%	6.646%	7.917%	5.940%	5.626%
Unused commitment fee rate, period end (2)	N/A	0.500%	N/A	N/A	N/A

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

	Year Ended December 31, 2024
	SBA Debentures	Revolving Credit Facility	Secured Borrowings	Notes	Total
Stated interest expense	$7,809	$2,617	$1,551	$10,311	$22,288
Amortization of deferred financing costs	656	335	-	1,119	2,110
Total interest and financing expenses	$8,465	$2,952	$1,551	$11,430	$24,398
Weighted average stated interest rate, period end	4.316%	N/A	8.568%	4.125%	4.599%
Effective interest rate (1)	4.658%	7.420%	8.568%	4.576%	4.994%
Unused commitment fee rate, period end (2)	N/A	0.592%	N/A	N/A	N/A

	Year Ended December 31, 2023
	SBA Debentures	Revolving Credit Facility	Secured Borrowings	Notes	Total
Stated interest expense	$6,914	$1,739	$1,637	$10,313	$20,603
Amortization of deferred financing costs	733	297	-	1,116	2,146
Total interest and financing expenses	$7,647	$2,036	$1,637	$11,429	$22,749
Weighted average stated interest rate, period end	4.226%	N/A	9.407%	4.125%	4.346%
Effective interest rate (1)	4.625%	N/A	9.407%	4.576%	4.775%
Unused commitment fee rate, period end (2)	N/A	1.261%	N/A	N/A	N/A
(1)
The effective interest rate is equal to the weighted average stated interest rate plus the amortization of deferred financing costs.
(2)
The unused commitment fee rate is only applicable to the Credit Facilities.

Realized Losses on Extinguishment of Debt

During the years ended December 31, 2025, 2024, and 2023, the Company prepaid $28,500, $35,000, and $5,000 of SBA debentures, respectively, which were scheduled to mature on dates ranging from 2025 to 2033. During the year ended December 31, 2025, the Company redeemed $125,000 in aggregate principal amount of the issued and outstanding January 2026 Notes. On October 16, 2025, the Company terminated the Revolving Credit Facility with ING. As a result of the foregoing, the Company recognized realized losses on extinguishment of debt of $899, $521, and $23 respectively, equal to the write-off of the related unamortized deferred financing costs, during the years ended December 31, 2025, 2024, and 2023.

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations, using the effective interest method, over the term of the respective financing instrument. Deferred financing costs related to the SBA debentures, the Revolving Credit Facility, the SPV Credit Facility, and the Notes as of December 31, 2025 and 2024 were as follows:

	December 31, 2025				December 31, 2024
						Revolving
	SBA	Credit			SBA	Credit
	Debentures	Facilities	Notes	Total	Debentures	Facility	Notes	Total
SBA debenture commitment fees	$3,500	$-	$-	$3,500	$3,500	$-	$-	$3,500
SBA debenture leverage fees	6,477	-	-	6,477	4,261	-	-	4,261
Credit Facility upfront fees	-	3,342	-	3,342	-	4,717	-	4,717
Notes underwriting discounts	-	-	8,505	8,505	-	-	5,005	5,005
Notes debt issue costs	-	-	1,361	1,361	-	-	685	685
Total deferred financing costs	9,977	3,342	9,866	23,185	7,761	4,717	5,690	18,168
Less: accumulated amortization	(3,034)	(119)	(5,757)	(8,910)	(1,660)	(3,671)	(4,052)	(9,383)
Unamortized deferred financing costs	$6,943	$3,223	$4,109	$14,275	$6,101	$1,046	$1,638	$8,785

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures, the Revolving Credit Facility, the SPV Credit Facility and the Notes liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of December 31, 2025 and 2024:

	December 31, 2025(1)				December 31, 2024(1)
						Revolving
	SBA	Credit			SBA	Credit
	Debentures	Facilities	Notes	Total	Debentures	Facility	Notes	Total
Outstanding debt	$237,500	$83,850	$325,000	$646,350	$175,000	$45,000	$250,000	$470,000
Less: unamortized deferred financing costs	(6,943)	(3,223)	(4,109)	(14,275)	(6,101)	(1,046)	(1,638)	(8,785)
Debt, net of deferred financing costs	$230,557	$80,627	$320,891	$632,075	$168,899	$43,954	$248,362	$461,215

(1)	Total excludes $12,000 and $13,674 of Secured Borrowings as of December 31, 2025 and 2024, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

As of December 31, 2025, the Company’s debt liabilities are scheduled to mature as follows (1):

		SPV
	SBA	Credit	Secured
Year	Debentures	Facility (2)	Borrowings	Notes	Total
2026	$—	$—	$9,814	$125,000	$134,814
2027	—	—	1,846	—	1,846
2028	—	—	335	—	335
2029	7,500	—	5	—	7,505
2030	6,000	83,850	—	200,000	289,850
Thereafter	224,000	—	—	—	224,000
Total	$237,500	$83,850	$12,000	$325,000	$658,350
(1)
The table above presents scheduled maturities of the Company’s outstanding debt liabilities as of a point in time pursuant to the terms of those instruments. The timing of actual repayments of outstanding debt liabilities may not ultimately correspond with the scheduled maturity dates depending on the terms of the underlying instruments and the potential for earlier prepayments.
(2)
The SPV Credit Facility matures on October 16, 2030. As of December 31, 2025, there were $83,850 of outstanding borrowings under the SPV Credit Facility.

Information about our senior securities is shown in the following table for the years indicated in the table, unless otherwise noted.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)(5)	Involuntary Liquidation Preference per Unit (3)	Average Market Value per Unit (4)

SBA Debentures
2016	$224,000	**	*	N/A
2017	231,300	**	*	N/A
2018	191,000	**	*	N/A
2019	157,500	**	*	N/A
2020	147,000	**	*	N/A
2021	107,000	**	*	N/A
2022	153,000	**	*	N/A
2023	210,000	**	*	N/A
2024	175,000	**	*	N/A
2025	237,500	**	*	N/A

Revolving Credit Facility
2016	$-	N/A	*	N/A
2017	11,500	$35,198	*	N/A
2018	36,500	5,659	*	N/A
2019	25,000	2,989	*	N/A
2020	-	2,337	*	N/A
2021	-	2,822	*	N/A
2022	-	2,800	*	N/A
2023	-	3,217	*	N/A
2024	45,000	3,124	*	N/A

SPV Credit Facility
2025	$83,850	$2,763	*	N/A

2023 Notes(6)

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

2018	$50,000	$5,659	*	$25.74
2019	50,000	2,989	*	25.81
2020	50,000	2,337	*	24.12

February 2024 Notes(6)
2019	$69,000	$2,989	*	$25.97
2020	69,000	2,337	*	24.60

November 2024 Notes(6)
2019	$63,250	$2,989	*	$25.75
2020	63,250	2,337	*	23.20

January 2026 Notes(6)
2020	$125,000	$2,337	*	N/A
2021	125,000	2,822	*	N/A
2022	125,000	2,800	*	N/A
2023	125,000	3,217	*	N/A
2024	125,000	3,124	*	N/A

November 2026 Notes
2021	$125,000	$2,822	*	N/A
2022	125,000	2,800	*	N/A
2023	125,000	3,217	*	N/A
2024	125,000	3,124	*	N/A
2025	125,000	2,763	*	N/A

March 2030 Notes
2025	$200,000	$2,763	*	N/A

Secured Borrowings
2021	$17,637	$2,822	*	N/A
2022	16,880	2,800	*	N/A
2023	15,880	3,217	*	N/A
2024	13,674	3,124	*	N/A
2025	12,000	2,763	*	N/A

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

(4) Not applicable to SBA debentures, the Revolving Credit Facility, the SPV Credit Facility, the January 2026 Notes, the November 2026 Notes, the March 2030 Notes, and Secured Borrowings because these senior securities are not registered for public trading. The average market value per unit for the 2023 Notes, February 2024 Notes, and the November 2024 Notes was based on the average of the closing market price as of each quarter end during the fiscal year and the prior year end, as applicable, and is expressed per $1,000 of indebtedness.

(5) We have excluded our SBA debentures from the asset coverage calculation pursuant to the exemptive relief granted by the SEC in June 2014 that permits us to exclude the senior securities issued by the SBIC Funds from the definition of senior securities in the asset coverage requirement applicable to us under the 1940 Act.

(6) Our 2023 Notes were repaid in full on January 19, 2021. Our February 2024 Notes and our November 2024 Notes were repaid in full on November 2, 2021. Our January 2026 Notes were repaid in full on November 3, 2025.

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to portfolio companies to fund various undrawn revolving loans, other debt investments and capital commitments totaling $37,181 and $12,363 as of December 31, 2025 and 2024, respectively. Such outstanding commitments are summarized in the following table:

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

	December 31, 2025		December 31, 2024
	Total	Unfunded	Total	Unfunded
Portfolio Company - Investment	Commitment	Commitment	Commitment	Commitment
Acendre Midco, Inc. - Revolving Loan	$1,000	$—	$1,000	$—
Ad Info Parent, Inc. (dba MediaRadar) - Revolving Loan	1,442	1,195	1,442	865
Air Burners, Inc. - Common Equity	1,000	200	—	—
Axis Medical Technologies LLC (dba MoveMedical) - Revolving Loan	800	800	800	800
Bobcat of Connecticut, LLC - Common Equity	250	250	—	—
Choice Technology Solutions, LLC (dba Choice Merchant Solutions, LLC) - Revolving Loan	—	—	1,000	1,000
Detechtion Holdings, LLC - First Lien Debt	1,250	—	—	—
Detechtion Holdings, LLC - Revolving Loan	1,000	1,000	1,000	1,000
Elements Brands, LLC - Revolving Loan	—	—	1,500	—
Enterprise Asset Management FM Purchaser, Inc. (dba MCIM) - First Lien Debt	3,000	3,000	—	—
Fraser Steel LLC - Revolving Loan	—	—	—	—
Fishbowl Solutions, LLC - Revolving Loan	3,000	3,000	3,000	2,223
GMP HVAC, LLC (dba McGee Heating & Air, LLC) - Revolving Loan	—	—	1,500	1,500
KG Lawn Care, Inc. (dba King Green) - First Lien Debt	2,500	2,500	—	—
Laboratory Testing, LLC - Revolving Loan	4,000	3,427	—	—
Mayesh Wholesale Florist, LLC - First Lien Debt	2,000	2,000	—	—
NWS Technologies, LLC - First Lien Debt	1,900	1,140	—	—
PayEntry Financial Services, Inc. (dba Payentry) - Second Lien (DDTL B)	1,563	1,563	—	—
PayEntry Financial Services, Inc. (dba Payentry) - Second Lien (DDTL B)	1,563	1,563	—	—
PIPCO, LLC - Revolving Loan	3,000	3,000	—	—
Pronto Plumbing & Drain, Inc. - Revolving Loan	500	500	—	—
Tedia Company, LLC - Revolving Loan	2,250	1,750	2,250	2,250
Thrust Flight LLC - First Lien Debt	1,818	1,818	2,625	2,625
True Environmental Inc. - First Lien Debt	3,375	3,375	—	—
VMS MSO, LLC (dba Vytal Health Partners) - Revolving Loan	1,500	1,500	—	—
W50 Holdings, LLC - Preferred Equity	1,000	100	1,000	100
Waterworks Solutions Acquisition, Inc. (dba CITCO Water) - First Lien Debt	3,500	3,500	—	—
Total	$43,211	$37,181	$17,117	$12,363

Additional detail for each of the commitments above is provided in the Company’s consolidated schedules of investments. As of December 31, 2025 and 2024, the Company had sufficient liquidity coverage to satisfy these unfunded commitments. Cash and cash equivalents were $69,995 and $57,159 and available borrowings under the SPV Credit Facility and the Revolving Credit Facility were $141,150 and $95,000 as of December 31, 2025 and 2024, respectively.

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

Equity ATM Program

On November 10, 2022, the Company established the at-the-market program (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through Raymond James & Associates, Inc. and B. Riley Securities, Inc., each as sales agents, shares of the Company’s common stock having an aggregate offering price of up to $50,000. On August 11, 2023, the Company increased the maximum amount of shares to be sold through the ATM Program to $150,000 from $50,000. On February 29, 2024, the Company increased the maximum amount of shares to be sold through the ATM Program to $300,000 from $150,000. The gross proceeds raised, the related sales agent commissions and the offering expenses, the net proceeds raised, and the average price at which shares were issued under the ATM Program for the years ended December 31, 2025, 2024 and 2023 are as follows:

		Average		Underwriting
	Number of	Offering	Gross	Fees and	Net
	Shares	Price	Proceeds	Commissions	Proceeds (1)
Year Ended December 31, 2023
January 1, 2023 through March 31, 2023	260,610	$20.68	$5,389	$81	$5,308
April 1, 2023 through June 30, 2023	246,574	19.93	4,914	74	4,840
July 1, 2023 through September 30, 2023	3,187,661	19.54	62,277	779	61,498
October 1, 2023 through December 31, 2023	1,985,510	19.79	39,292	553	38,739
Total	5,680,355	$19.69	$111,872	$1,487	$110,385
Year Ended December 31, 2024
January 1, 2024 through March 31, 2024	987,170	$19.66	$19,408	$228	$19,180
April 1, 2024 through June 30, 2024	1,691,336	19.80	33,489	458	33,031
July 1, 2024 through September 30, 2024	714,995	20.01	14,304	215	14,089
October 1, 2024 through December 31, 2024	—	—	—	—	—
Total	3,393,501	$19.80	$67,201	$901	$66,300
Year Ended December 31, 2025
January 1, 2025 through March 31, 2025	1,019,812	$20.58	$20,987	$315	$20,672
April 1, 2025 through June 30, 2025	376,625	20.34	7,660	115	7,545
July 1, 2025 through September 30, 2025	933,165	21.31	19,888	299	19,589
October 1, 2025 through December 31, 2025	1,606,496	19.74	31,719	183	31,536
Total	3,936,098	$20.39	$80,254	$912	$79,342

(1) Net proceeds exclude amortization of deferred equity financing costs.

Cumulative to December 31, 2025, the Company has sold 13,300,342 shares of common stock under the ATM Program at a weighted-average price of $19.94, raising $265,226 of gross proceeds. Net proceeds were $261,838 after commissions to the sales agents on shares sold. As of December 31, 2025, the Company had $34,774 available under the ATM Program.

Stock Repurchase Program

As described in Note 2, the Company has a Stock Repurchase Program under which the Company may acquire up to $5,000 of its outstanding common stock. The Company did not make any repurchases of common stock during the years ended December 31, 2025, 2024 and 2023.

DRIP Program

The Company issued 103,614, 82,172, and 30,836 shares of common stock under the DRIP during the years ended December 31, 2025, 2024, and 2023 respectively. Refer to Note 9 for additional information regarding the issuance of shares under the DRIP.

The Company had 37,954,364 and 33,914,652 shares of common stock outstanding as of December 31, 2025 and 2024, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the last three fiscal years.

						DRIP				DRIP
Date	Record	Payment	Amount	Total	Cash	Shares		DRIP		Share
Declared	Date	Date	Per Share	Distribution	Distribution	Value		Shares		Issue Price
Year Ended December 31, 2023:
2/15/2023	3/22/2023	3/29/2023	$0.41	$10,245	$10,245	$—	(3)	—	(3)	—
2/15/2023 (2)	3/22/2023	3/29/2023	0.15	3,748	3,748	—	(3)	—	(3)	—
2/15/2023 (1)	3/22/2023	3/29/2023	0.10	2,499	2,499	—	(3)	—	(3)	—
5/02/2023	6/21/2023	6/28/2023	0.41	10,340	9,987	353		18,061		19.56
5/02/2023 (2)	6/21/2023	6/28/2023	0.19	4,792	4,628	164		8,370		19.56
5/02/2023 (1)	6/21/2023	6/28/2023	0.10	2,522	2,436	86		4,405		19.56
8/01/2023	9/20/2023	9/27/2023	0.41	11,666	11,666	—	(3)	—	(3)	—
8/01/2023 (2)	9/20/2023	9/27/2023	0.21	5,975	5,975	—	(3)	—	(3)	—
8/01/2023 (1)	9/20/2023	9/27/2023	0.10	2,845	2,845	—	(3)	—	(3)	—
10/30/2023	12/20/2023	12/27/2023	0.43	13,061	13,061	—	(3)	—	(3)	—
10/30/2023 (2)	12/20/2023	12/27/2023	0.27	8,200	8,200	—	(3)	—	(3)	—
10/30/2023 (1)	12/20/2023	12/27/2023	0.10	3,037	3,037	—	(3)	—	(3)	—
			$2.88	$78,930	$78,327	$603		30,836
Year Ended December 31, 2024:
2/13/2024	3/20/2024	3/27/2024	$0.43	$13,513	$13,513	$—	(3)	—	(3)	—
2/13/2024 (2)	3/20/2024	3/27/2024	0.22	6,914	6,914	—	(3)	—	(3)	—
4/29/2024	6/19/2024	6/26/2024	0.43	14,240	13,623	617		31,889		19.36
4/29/2024 (2)	6/19/2024	6/26/2024	0.16	5,299	5,069	230		11,866		19.36
7/29/2024	9/19/2024	9/26/2024	0.43	14,567	14,002	565		28,981		19.50
7/29/2024 (2)	9/19/2024	9/26/2024	0.14	4,743	4,560	183		9,436		19.50
10/28/2024	12/17/2024	12/27/2024	0.43	14,583	14,583	—	(3)	—	(3)	—
10/28/2024 (2)	12/17/2024	12/27/2024	0.18	6,105	6,105	—	(3)	—	(3)	—
			$2.42	$79,964	$78,369	$1,595		82,172
Year Ended December 31, 2025:
2/18/2025	3/20/2025	3/27/2025	$0.43	$14,935	$14,377	$558		28,862		19.33
2/18/2025 (2)	3/20/2025	3/27/2025	0.11	3,820	3,677	143		7,383		19.33
5/5/2025	6/13/2025	6/25/2025	0.43	15,200	14,698	502		25,932		19.39
5/5/2025 (2)	6/13/2025	6/25/2025	0.11	3,888	3,760	128		6,634		19.39
8/4/2025	9/18/2025	9/25/2025	0.43	15,587	15,073	514		26,255		19.57
8/4/2025 (2)	9/18/2025	9/25/2025	0.14	5,074	4,907	167		8,548		19.57
11/3/2025	12/19/2025	12/29/2025	0.43	16,320	16,320	—	(3)	—	(3)	—
11/3/2025 (2)	12/19/2025	12/29/2025	0.07	2,657	2,657	—	(3)	—	(3)	—
			$2.15	$77,481	$75,469	$2,012		103,614

(1)	Special dividend
(2)	Supplemental dividend
(3)

Except for the shares issued pursuant to the DRIP as reflected in the table above, during the years ended December 31, 2025, 2024, and 2023, the Company directed the DRIP plan administrator to repurchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock in lieu of issuing new shares. Accordingly, the Company purchased and reissued shares to satisfy the DRIP obligation as follows:

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Year Ended December 31, 2023:	and Reissued	Per Share	Amount Paid
January 1, 2023 through March 31, 2023	25,512	$19.22	$490
April 1, 2023 through June 30, 2023	—	—	—
July 1, 2023 through September 30, 2023	39,962	19.21	768
October 1, 2023 through December 31, 2023	45,047	19.83	893
Total	110,521	$19.46	$2,151

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Year Ended December 31, 2024:	and Reissued	Per Share	Amount Paid
January 1, 2024 through March 31, 2024	43,050	$19.78	$852
April 1, 2024 through June 30, 2024	—	—	—
July 1, 2024 through September 30, 2024	—	—	—
October 1, 2024 through December 31, 2024	29,537	20.99	620
Total	72,587	$20.28	$1,472

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Year Ended December 31, 2025:	and Reissued	Per Share	Amount Paid
January 1, 2025 through March 31, 2025	—	$—	$—
April 1, 2025 through June 30, 2025	—	—	—
July 1, 2025 through September 30, 2025	—	—	—
October 1, 2025 through December 31, 2025	35,663	19.35	690
Total	35,663	$19.35	$690

Note 10. Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2025 to 2016:

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

	Years Ended December 31,
	2025	2024	2023	2022	2021
Per share data:
Net asset value at beginning of period	$19.33	$19.37	$19.43	$19.96	$16.81
Net investment income (1)	2.08	2.29	2.47	1.90	1.03
Net realized gain (loss) on investments, net of tax (provision) (1)	(0.02)	0.31	0.85	2.61	2.19
Taxes paid on deemed distributions(1)	-	-	-	(0.35)	-
Net unrealized appreciation (depreciation) on investments (1)	0.29	(0.18)	(0.39)	(2.69)	1.70
Realized losses on extinguishment of debt (1)	(0.03)	(0.02)	-	(0.01)	(0.17)
Total increase from investment operations (1)	2.32	2.40	2.93	1.46	4.75
Accretive (dilutive) effect of share issuances and repurchases	0.07	-	0.02	0.02	-
Dividends declared to stockholders	(1.96)	(2.08)	(2.37)	(1.19)	(1.60)
Distributions from capital gains	(0.19)	(0.34)	(0.51)	(0.81)	-
Other (2)	(0.02)	(0.02)	(0.13)	(0.01)	-
Net asset value at end of period	$19.55	$19.33	$19.37	$19.43	$19.96
Market value at end of period	$19.30	$21.02	$19.69	$19.03	$17.98
Shares outstanding at end of period	37,954,364	33,914,652	30,438,979	24,727,788	24,437,400
Weighted average shares outstanding during the period	35,489,578	32,585,238	26,365,269	24,468,172	24,437,400
Net assets at end of period	$741,899	$655,666	$589,474	$480,343	$487,764
Average net assets (6)	$695,765	$631,801	$517,287	$482,594	$437,690
Ratios to average net assets:
Total expenses (4)(10)	12.4%	11.6%	12.9%	12.0%	15.4%
Net investment income (5)	10.6%	11.8%	12.6%	9.6%	5.7%
Total return based on market value (3)	0.6%	20.1%	17.8%	17.7%	53.9%
Total return based on net asset value (8)	12.0%	12.4%	15.1%	7.3%	28.3%
Portfolio turnover ratio (9)	24.4%	26.3%	28.3%	23.9%	47.7%
Supplemental Data:
Weighted average debt outstanding (7)	$557,004	$474,897	$455,053	$397,244	$380,997
Weighted average debt per share (1)	$15.69	$14.57	$17.26	$16.24	$15.59

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

	Years Ended December 31,
	2020	2019	2018	2017	2016
Per share data:
Net asset value at beginning of period	$16.85	$16.47	$16.05	$15.76	$15.17
Net investment income (1)	1.62	1.31	1.43	1.44	1.45
Net realized gain (loss) on investments, net of tax (provision) (1)	(0.06)	(0.05)	(0.45)	0.67	(0.77)
Taxes paid on deemed distributions(1)	-	-	-	-	-
Net unrealized appreciation (depreciation) on investments (1)	(0.27)	0.74	1.05	(0.23)	1.59
Realized losses on extinguishment of debt (1)	(0.01)	(0.02)	(0.01)	(0.01)	-
Total increase from investment operations (1)	1.28	1.98	2.02	1.87	2.27
Accretive (dilutive) effect of share issuances and repurchases	0.01	-	0.01	0.02	(0.05)
Dividends declared to stockholders	(1.33)	(1.60)	(1.60)	(1.60)	(1.60)
Distributions from capital gains	-	-	-	-	-
Other (2)	-	-	(0.01)	-	(0.03)
Net asset value at end of period	$16.81	$16.85	$16.47	$16.05	$15.76
Market value at end of period	$13.10	$14.84	$11.69	$15.18	$15.73
Shares outstanding at end of period	24,437,400	24,463,119	24,463,119	24,507,940	22,446,076
Weighted average shares outstanding during the period	24,442,431	24,463,119	24,471,730	23,527,188	18,283,715
Net assets at end of period	$410,760	$412,310	$402,985	$393,273	$353,785
Average net assets (6)	$392,866	$404,284	$398,440	$376,292	$289,453
Ratios to average net assets:
Total expenses (4)(10)	11.8%	11.2%	10.7%	9.8%	11.7%
Net investment income (5)	10.1%	7.9%	8.8%	9.0%	9.2%
Total return based on market value (3)	1.0%	37.6%	(15.8%)	3.2%	23.8%
Total return based on net asset value (8)	7.6%	12.0%	12.6%	11.9%	15.0%
Portfolio turnover ratio	25.8%	17.2%	29.5%	29.5%	29.3%
Supplemental Data:
Weighted average debt outstanding (7)	$385,350	$319,050	$271,560	$219,920	$221,200
Average debt per share (1)	$15.77	$13.04	$11.10	$9.35	$12.10

________________________________________________________

(1)	Weighted average per share data.
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

(4)

The total expenses to average net assets ratio is calculated using i) the “total expenses, net of income incentive fee and base management fee waiver”, ii) the “income tax (provision) benefit”, iii) the “income tax (provision) benefit from realized gains on investments”, and iv) the “income tax (provision) from deemed distribution of long term capital gains” captions as presented on the consolidated statements of operations.

(5)	The net investment income to average net assets ratio is calculated using the net investment income caption as presented on the consolidated statements of operations, which includes incentive fee.
(6)	Average net assets is calculated as the average of the net asset balances as of each quarter end during the fiscal year and the prior year end.
(7)

Weighted average debt outstanding is calculated based upon the number of days that the total outstanding debt balances, including secured borrowings, are outstanding during the fiscal year and the prior year end.

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

(9)

There was no incentive fee waived for the years ended December 31, 2021 through 2025. The ratio of waived incentive fees to average net assets was (0.11)% for the year ended December 31, 2020. There was no incentive fee waived for the years ended December 31, 2016 through 2019.

(10)	The following is a schedule of supplemental expense ratios to average net assets:

	Years Ended December 31,
Ratio to average net assets:	2025	2024	2023	2022	2021
Expenses other than incentive fee (4)	9.5%	8.5%	9.2%	10.4%	8.9%
Incentive fee, net of incentive fee waiver (4)(9)	2.9%	3.1%	3.7%	1.6%	6.5%
Total expenses (4)	12.4%	11.6%	12.9%	12.0%	15.4%

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

	Years Ended December 31,
Ratio to average net assets:	2020	2019	2018	2017	2016
Expenses other than incentive fee (4)	10.1%	8.5%	7.6%	6.9%	8.1%
Incentive fee, net of incentive fee waiver (4)(9)	1.7%	2.7%	3.1%	2.9%	3.6%
Total expenses (4)	11.8%	11.2%	10.7%	9.8%	11.7%

	Years Ended December 31,
Ratio to average net assets:	2025	2024	2023	2022	2021
Total expenses, before base management fee waiver (4)	12.4%	11.6%	12.9%	12.1%	15.4%
Base management fee waiver (4)(9)	0.0%	0.0%	0.0%	-0.1%	0.0%
Total expenses (4)	12.4%	11.6%	12.9%	12.0%	15.4%

	Years Ended December 31,
Ratio to average net assets:	2020	2019	2018	2017	2016
Total expenses, before base management fee waiver (4)	11.8%	11.2%	10.7%	9.8%	11.7%
Base management fee waiver (4)(9)	0.0%	0.0%	0.0%	0.0%	0.0%
Total expenses (4)	11.8%	11.2%	10.7%	9.8%	11.7%

Note 11. Selected Quarterly Financial Data (unaudited)

	March 31,	June 30,	September 30,	December 31,
	2025	2025	2025	2025
Total investment income	$36,496	$39,970	$37,253	$42,153
Net investment income	18,222	18,628	17,369	19,631
Net increase in net assets from operations	19,658	25,284	19,138	18,322
Net investment income per share(1)	$0.53	$0.53	$0.49	$0.53
Net increase in net assets from operations per share(1)	$0.58	$0.72	$0.54	$0.50
Net asset value per share at end of period	$19.39	$19.57	$19.56	$19.55

	March 31,	June 30,	September 30,	December 31,
	2024	2024	2024	2024
Total investment income	$34,651	$35,664	$38,382	$37,457
Net investment income	17,627	16,950	21,411	18,648
Net increase in net assets from operations	20,123	24,099	16,477	17,593
Net investment income per share(1)	$0.57	$0.53	$0.64	$0.55
Net increase in net assets from operations per share(1)	$0.65	$0.75	$0.49	$0.52
Net asset value per share at end of period	$19.36	$19.50	$19.42	$19.33

	March 31,	June 30,	September 30,	December 31,
	2023	2023	2023	2023
Total investment income	$29,056	$30,558	$34,185	$36,311
Net investment income	14,723	16,784	16,660	16,939
Net increase in net assets from operations	15,489	10,915	24,299	26,430
Net investment income per share(1)	$0.59	$0.67	$0.63	$0.58
Net increase in net assets from operations per share(1)	$0.62	$0.44	$0.91	$0.91
Net asset value per share at end of period	$19.39	$19.13	$19.28	$19.37

(1)	Per share amounts are calculated using the weighted average shares outstanding for the period. Due to rounding, the sum of the quarters may not equal the annual calculation on a per share basis.

Note 12. Income Taxes

The Company has elected to be treated as a RIC for U.S. federal income tax purposes, whereby the Company generally will not be subject to U.S. federal income tax on any net ordinary income or capital gains that the Company timely distributes to its stockholders as dividends. The Company must generally distribute at least 90% of its investment company taxable income to maintain its RIC status. As part of maintaining RIC status, undistributed taxable income pertaining to a given fiscal year may be distributed up to 12 months subsequent to the end of that fiscal year, provided such dividends are declared on or before the later of (A) the 15th day of the 9th month following the close of the taxable year, or (B) the 15th day of the tenth month of the year, if the Company extends the due date for filing

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

its U.S. federal income tax return for the prior taxable year. Such taxable income carried forward to the next tax year will be subject to excise tax equal to 4% of the amount by which (i) 98% of the Company’s ordinary income recognized during a calendar year, (ii) the amount by which the Company’s capital gain exceeds its capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year, and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. Excise tax is included as a component of income tax provision and income tax (provision) on realized gains on investments, depending on the character of the underlying taxable income (ordinary or capital gains), on the consolidated statements of operations.

The Taxable Subsidiaries hold certain portfolio investments for the Company. The Taxable Subsidiaries are consolidated for financial reporting purposes, and the portfolio investments held by the Taxable Subsidiaries are included in the Company’s consolidated financial statements. The principal purpose of the Taxable Subsidiaries is to permit the Company to hold equity investments in portfolio companies which are “pass through” entities for U.S. federal income tax purposes in order to comply with the “source-of-income” requirements contained in the RIC tax provisions of subchapter M of the Code. The Taxable Subsidiaries are not consolidated with the Company for U.S. federal income tax purposes, and each Taxable Subsidiary is subject to U.S. federal income tax. The Taxable Subsidiaries are taxed as corporations and do not intend to qualify as a RIC. As corporations, the Taxable Subsidiaries are obligated to pay U.S. federal, state and local income tax on taxable income, as applicable. Income earned and gains realized on the investment or investments held by the Taxable Subsidiary are subject to U.S. federal income tax imposed at corporate rates. A tax provision for ordinary income, if any, is shown as income tax provision in the consolidated statements of operations of the Company. A tax provision for realized and unrealized gains on investments is included as a reduction of realized and unrealized gains (losses) on investments in the consolidated statements of operations of the Company. For the years ended December 31, 2025, 2024, and 2023, the Taxable Subsidiaries were subject to a 21% U.S. federal income tax rate. The Company classifies interest and penalties, if any, as a component of income tax provision on the consolidated statements of operations. Income tax expense at the Taxable Subsidiaries is included as a component of the income tax provisions, depending on the character of the underlying taxable income (ordinary or capital gains), on the consolidated statements of operations. For the years ended December 31, 2025, 2024, and 2023, income tax expense at the Taxable Subsidiaries was $4,528, $2,330, and $1,242, respectively.

The following table is a reconciliation of the federal and state income taxes paid, net of refunds received, for the years ended December 31, 2025, 2024, and 2023.

	2025	2024	2023
Federal (1)	$4,703	$3,117	$10,708
State (2)	(141)	180	694
Total	$4,562	$3,297	$11,402

(1)

Federal taxes include excise tax paid by the Company related to undistributed taxable income and federal incomes taxed paid by the Taxable Subsidiaries. For the years ended December 31, 2025, 2024, and 2023, the Company paid excise taxes of $1,775, $925, and $1,350, respectively. For the year ended December 31, 2023, the Company paid federal income tax on deemed distribution of long term capital gains of $8,568.

(2)	There were no jurisdictions for which the annual income taxes paid (net of refunds received) represent 5% or more of the Company's total annual income taxes paid (net of refunds received).

The following table is a reconciliation of net increase in net assets resulting from operations on the consolidated statements of operations to taxable income and to total distributions declared to common stockholders for the years ended December 31, 2025, 2024, and 2023.

	2025 (1)	2024	2023
Net increase in net assets resulting from operations	$82,402	$78,292	$77,133
Net change in unrealized (appreciation) depreciation on investments	(10,110)	5,928	10,359
Permanent book income and tax income differences	7,092	4,789	2,746
Temporary book income and tax income differences	(8,224)	(5,803)	(8,273)
Capital loss carry forward (utilization)	-	-	-
Taxable income	71,160	83,206	81,965
Taxable income earned in prior year and carried forward for distribution in current year	44,812	41,570	38,530
Taxable Subsidiaries liquidating distributions	-	-	5
Deemed distribution of long term capital gains	-	-	-
Taxable income earned in current period and carried forward for distribution in following year	(38,491)	(44,812)	(41,570)
Total distributions to common stockholders	$77,481	$79,964	$78,930

(1)

The Company’s taxable income for 2025 is an estimate and will not be finalized until the Company files its 2025 federal income tax returns in 2026. Therefore, the Company’s actual taxable income, and the Company’s actual taxable income that was earned in 2025 and carried forward for distribution in 2026, may be different than this estimate.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

For U.S. federal income tax purposes, distributions paid to stockholders are reported as ordinary income, long term capital gains and return of capital, or a combination thereof. The tax character of distributions paid for the years ended December 31, 2025, 2024, and 2023 was as follows:

	2025	2024	2023
Ordinary income	$72,657	$69,048	$65,270
Long term capital gains	4,824	10,916	13,660
Return of capital	-	-	-
Total distributions to common stockholders	$77,481	$79,964	$78,930

The Company estimates that it generated undistributed ordinary taxable income of approximately $34,890, or $0.92 per share, and undistributed long term capital gains of $3,594, or $0.09 per share, during 2025 that will be carried forward and distributed in 2026. Ordinary dividend distributions from a RIC do not qualify for the preferential U.S. federal income tax rate on dividend income from certain domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations.

The Company may distribute a portion of its realized net long term capital gains in excess of realized net short term capital losses to its stockholders, but may also decide to retain a portion, or all, of its net capital gains and elect to make a “deemed distribution” to its stockholders. For the years ended December 31, 2025, 2024, and 2023, the Company did not elect to designate retained net capital gains as a deemed distribution.

As of December 31, 2025 and 2024, the tax basis components of distributable earnings were as follows:

	December 31,	December 31,
	2025 (1)	2024
Undistributed ordinary income	$34,890	$43,037
Undistributed long term capital gains	3,594	1,773
Unrealized appreciation (depreciation)	25,461	15,351
Temporary book/tax differences	36,540	28,312
Capital loss carry forward	-	-
Total distributable earnings	$100,485	$88,473

(1)

The Company’s distributable earnings for 2025 is an estimate and will not be finally determined until the Company files its 2025 federal income tax returns in 2026. Therefore, the Company’s actual distributable earnings may be different than this estimate.

For federal income tax purposes, the cost of investments owned at December 31, 2025 and 2024 was approximately $1,265,545 and $1,045,066, respectively.

	December 31,	December 31,
	2025 (1)	2024
Tax-basis amortized cost of investments	$1,265,545	$1,045,066
Tax-basis gross unrealized appreciation on investments	106,260	102,651
Tax-basis gross unrealized depreciation on investments	(47,052)	(57,211)
Tax-basis net unrealized appreciation on investments	59,208	45,440
Fair value of investments	$1,324,753	$1,090,506

(1)

The Company’s tax-basis amortized cost of investments for 2025 is an estimate and will not be finally determined until 2026 when the Company receives the relevant tax forms from portfolio companies with equity investments. Therefore, the Company’s actual tax-basis amortized cost of investments may be different than this estimate.

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These permanent book-to-tax differences are reclassified on the consolidated statements of changes in net assets to reflect their tax character but have no impact on total net assets. The following permanent book-to-tax differences were reclassified on the consolidated statements of changes in net assets for the years ended December 31, 2025, 2024, and 2023.

	2025 (1)	2024	2023
Additional paid-in capital	$(7,092)	$(4,789)	$(2,752)
Total distributable earnings	7,092	4,789	2,752

(1)

The Company’s permanent book-to-tax reclassifications for 2025 are an estimate and will not be finalized until the Company files its 2025 federal income tax returns in 2026. Therefore, the Company’s actual permanent book-to-tax reclassifications may be different than this estimate. The Company adjusts such reclassifications in the following years when finalized, and such adjustments are reflected in the consolidated statements of changes in net assets and the consolidated statements of assets and liabilities.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

Note 13. Subsequent Events

On January 28, 2026, the Company invested $6,000 in first lien debt and $1,000 in preferred equity of Gap Intelligence Acquisition, LLC (dba OpenBrand), a market intelligence platform that provides real-time competitive and pricing data to leading consumer durable original equipment manufacturers and retailers.

On January 30, 2026, the Company exited its preferred and common equity investments in CIH Intermediate, LLC. The Company received a distribution on its preferred and common equity investments for a realized gain of approximately $3,427.

On February 17, 2026, the Board declared a regular quarterly dividend of $0.43 per share and a supplemental dividend of $0.09 per share payable March 30, 2026, to stockholders of record as of March 20, 2026.

On February 19, 2026, the Company issued an additional $30,000 in SBA debentures, which will bear interest at a fixed interim interest rate of 4.587% until the pooling date in March 2026.

On February 26, 2026, the Company repaid $5,000 and $2,000 of SBA debentures with weighted average interest rates of 5.439% and 5.861%, respectively, which would have matured on dates ranging from March 2033 to September 2033.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act) as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2025 was effective. Management’s Report on Internal Control Over Financial Reporting and RSM US LLP's Report of Independent Registered Public Accounting Firm are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this annual report on Form 10-K.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm, RSM US LLP, has audited the effectiveness of our internal control over financial reporting which is included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) of the Exchange Act) during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a)	None.
(b)

During the fiscal quarter ended December 31, 2025, no director or officer of the Company has entered into any (i) contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of our fiscal year.

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

4.6

Sixth Supplemental Indenture, dated as of March 19, 2025, between Fidus Investment Corporation and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 19, 2025 and incorporated herein by reference).

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

4.7

Form of Global Note with respect to the 6.750% Notes due 2030 (Filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 19, 2025 and incorporated herein by reference).

4.8

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

10.10	Equity Distribution Agreement, dated November 10, 2022, by and among Fidus Investment Corporation, Fidus Investment Advisors, LLC, on the one hand, and Raymond James &

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements

(in thousands, except shares and per share data)

Associates, Inc. and B. Riley Securities, Inc. on the other hand (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on November 10, 2022 and incorporated herein by reference).

10.11

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

10.12

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

Date: February 26, 2026

/s/ EDWARD H. ROSS
Name: Edward H. Ross
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ EDWARD H. ROSS Edward H. Ross	Chairman and Chief Executive Officer (Principal Executive Officer)	February 26, 2026

/s/ THOMAS C. LAUER Thomas C. Lauer	President and Director	February 26, 2026

/s/ SHELBY E. SHERARD Shelby E. Sherard	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2026

/s/ RAYMOND L. ANSTISS, JR. Raymond L. Anstiss, Jr.	Director	February 26, 2026

/s/ KELLY MCNAMARA CORLEY Kelly McNamara Corley	Director	February 26, 2026

/s/ EDWARD X. TUNE Edward X. Tune	Director	February 26, 2026