Form 10-Q
period 2026-03-31
FIDUS INVESTMENT Corp
filed 2026-05-07
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 5, 2026, the Registrant had outstanding 37,954,364 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	March 31,
	2026	December 31,
	(unaudited)	2025
ASSETS
Investments, at fair value:
Control investments (cost: $1,610 and $1,610, respectively)	$—	$—
Affiliate investments (cost: $77,136 and $75,208, respectively)	122,905	119,015
Non-control/non-affiliate investments (cost: $1,257,389 and $1,222,476, respectively)	1,246,352	1,205,738
Total investments, at fair value (cost: $1,336,135 and $1,299,294, respectively)	1,369,257	1,324,753
Cash and cash equivalents	49,684	69,995
Restricted cash	715	9,611
Interest receivable	23,387	21,414
Prepaid expenses and other assets	1,160	766
Total assets	$1,444,203	$1,426,539
LIABILITIES
SBA debentures (net of $7,319 and $6,943, respectively, of unamortized deferred financing costs)	$253,181	$230,557
Notes (net of $3,759 and $4,109, respectively, of unamortized deferred financing costs)	321,241	320,891
SPV Credit Facility (net of $3,063 and $3,223, respectively, of unamortized deferred financing costs)	82,087	80,627
Secured borrowings	11,594	12,000
Accrued interest and fees payable	3,294	7,449
Base management fee payable, net of base management fee waiver – due to affiliate	5,862	5,596
Income incentive fee payable – due to affiliate	5,834	4,721
Capital gains incentive fee payable – due to affiliate	15,462	16,414
Administration fee payable and other – due to affiliate	390	988
Taxes payable	1,998	3,568
Accounts payable and other liabilities	1,213	1,829
Total liabilities	$702,156	$684,640
Commitments and contingencies (Note 7)
NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 37,954,364 and 37,954,364 shares issued and
outstanding at March 31, 2026 and December 31, 2025, respectively)	$38	$38
Additional paid-in capital	641,376	641,376
Total distributable earnings	100,633	100,485
Total net assets	742,047	741,899
Total liabilities and net assets	$1,444,203	$1,426,539
Net asset value per common share	$19.55	$19.55

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

(in thousands, except shares and per share data)

	Three Months Ended
	March 31,
	2026	2025
Investment Income:
Interest income
Control investments	$—	$—
Affiliate investments	1,541	1,094
Non-control/non-affiliate investments	32,747	29,225
Total interest income	34,288	30,319
Payment-in-kind interest income
Control investments	—	—
Affiliate investments	—	—
Non-control/non-affiliate investments	3,069	2,248
Total payment-in-kind interest income	3,069	2,248
Dividend income
Control investments	—	—
Affiliate investments	—	886
Non-control/non-affiliate investments	283	345
Total dividend income	283	1,231
Fee income
Control investments	—	—
Affiliate investments	14	8
Non-control/non-affiliate investments	8,929	2,119
Total fee income	8,943	2,127
Interest on idle funds	941	571
Total investment income	47,524	36,496
Expenses:
Interest and financing expenses	9,775	6,773
Base management fee	5,913	4,922
Incentive fee - income	5,834	4,594
Incentive fee (reversal) - capital gains	(952)	287
Administrative service expenses	771	602
Professional fees	1,305	948
Other general and administrative expenses	265	206
Total expenses before base management fee waiver	22,911	18,332
Base management fee waiver	(51)	(59)
Total expenses, net of base management fee waiver	22,860	18,273
Net investment income before income taxes	24,664	18,223
Income tax provision (benefit)	23	1
Net investment income	24,641	18,222
Net realized and unrealized gains (losses) on investments:
Net realized gains (losses):
Control investments	(120)	—
Affiliate investments	—	10,066
Non-control/non-affiliate investments	(12,085)	3,264
Total net realized gain (loss) on investments	(12,205)	13,330
Income tax (provision) benefit from realized gains on investments	(98)	(1,850)
Net change in unrealized appreciation (depreciation):
Control investments	—	—
Affiliate investments	1,962	(6,890)
Non-control/non-affiliate investments	5,701	(2,903)
Total net change in unrealized appreciation (depreciation) on investments	7,663	(9,793)
Net gain (loss) on investments	(4,640)	1,687
Realized losses on extinguishment of debt	(117)	(251)
Net increase (decrease) in net assets resulting from operations	$19,884	$19,658
Per common share data:
Net investment income per share-basic and diluted	$0.65	$0.53
Net increase in net assets resulting from operations per share — basic and diluted	$0.52	$0.58
Dividends declared per share	$0.52	$0.54
Weighted average number of shares outstanding — basic and diluted	37,954,364	34,077,720

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except shares)

	Common Stock			Additional	Total
	Number of	Par		paid-in	distributable	Total net
	shares	value		capital	earnings	assets
Balances at December 31, 2024	33,914,652	$34		$567,159	$88,473	$655,666
Public offering of common stock, net of expenses	1,019,812	1		20,660	—	20,661
Shares issued under dividend reinvestment plan	36,245	—	*	700	—	700
Net investment income	—	—		—	18,222	18,222
Net realized gain (loss) on investments, net of taxes	—	—		—	11,480	11,480
Net unrealized appreciation (depreciation) on investments	—	—		—	(9,793)	(9,793)
Realized losses on extinguishment of debt	—	—		—	(251)	(251)
Dividends declared	—	—		—	(18,755)	(18,755)
Balances at March 31, 2025	34,970,709	$35		$588,519	$89,376	$677,930
Balances at December 31, 2025	37,954,364	$38		$641,376	$100,485	$741,899
Net investment income	—	—		—	24,641	24,641
Net realized gain (loss) on investments, net of taxes	—	—		—	(12,303)	(12,303)
Net unrealized appreciation (depreciation) on investments	—	—		—	7,663	7,663
Realized losses on extinguishment of debt	—	—		—	(117)	(117)
Dividends declared	—	—		—	(19,736)	(19,736)
Balances at March 31, 2026	37,954,364	$38		$641,376	$100,633	$742,047
*amount is greater than zero but less than one

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$19,884	$19,658
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(7,663)	9,793
Net realized (gain) loss on investments	12,205	(13,330)
Interest and dividend income paid-in-kind	(3,069)	(2,239)
Accretion of original issue discount	(15)	(43)
Accretion of loan origination fees	(797)	(548)
Purchase of investments	(118,646)	(115,555)
Proceeds from sales and repayments of investments	73,052	57,343
Proceeds from loan origination fees	429	677
Realized losses on extinguishment of debt	117	251
Amortization of deferred financing costs	753	590
Amortization of deferred equity financing costs	—	62
Changes in operating assets and liabilities:
Interest receivable	(1,973)	(3,285)
Prepaid expenses and other assets	(360)	222
Accrued interest and fees payable	(4,155)	(2,211)
Base management fee payable, net of base management fee waiver – due to affiliate	266	58
Income incentive fee payable – due to affiliate	1,113	117
Capital gains incentive fee (reversal) – due to (from) affiliate	(952)	287
Administration fee payable and other – due to (from) affiliate	(598)	(624)
Taxes payable	(1,570)	(1,525)
Accounts payable and other liabilities	(616)	108
Net cash provided by (used for) operating activities	(32,595)	(50,194)
Cash Flows from Financing Activities:
Proceeds from common stock offerings, net of expenses	—	20,661
Proceeds received from SBA debentures	30,000	19,500
Repayments of SBA debentures	(7,000)	(12,500)
Proceeds received from issuance of Notes	—	100,000
Proceeds received from (repayments of) Credit Facilities, net	1,300	(45,000)
Proceeds received from (repayments of) Secured Borrowings, net	(406)	(73)
Payment of deferred financing costs	(770)	(3,320)
Dividends paid to stockholders, including expenses	(19,736)	(18,755)
Net cash provided by (used for) financing activities	3,388	60,513
Net increase (decrease) in cash, cash equivalents and restricted cash	(29,207)	10,319
Cash, cash equivalents and restricted cash:
Beginning of period	79,606	57,159
End of period	$50,399	$67,478
Supplemental cash flow disclosures:
Cash payments for interest	$13,177	$8,394
Cash payments for taxes, net of tax refunds received	$1,691	$3,376
Non-cash financing activities:
Value of shares issued pursuant to the dividend reinvestment plan	$—	$701

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	March 31, 2026	December 31, 2025
Cash and cash equivalents	$49,684	$69,995
Restricted cash	715	9,611
Total cash, cash equivalents and restricted cash presented in the Consolidated Statements of Cash Flows	$50,399	$79,606

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

March 31, 2026

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets

Control Investments (t)
US GreenFiber, LLC (n)	Building Products Manufacturing
Common Equity (2,522 units) (h)				7/3/2014			$586	$—
Common Equity (425,508 units)				8/30/2019			1	—
Common Equity (1,022,813 units) (h)				7/1/2020			1,023	—
							1,610	—	0%

Total Control Investments							$1,610	$—	0%

Affiliate Investments (l)
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	Building Products Manufacturing
Subordinated Debt			11.00%/0.00%	12/31/2021	12/31/2027	$9,602	$9,602	$8,510
Common Equity (5,690 units) (h)				12/31/2021			5,689	7,563
Common Equity (7,113 units) (h)				12/31/2021			7,113	9,897
Common Equity (2,012 units) (h)				12/31/2021			—	—
							22,404	25,970	3%
CP Communications, LLC	Business Services
First Lien Debt (am)		(S + 8.50%) / (4.00%)	12.50%/0.00%	12/4/2024	12/4/2029	5,782	5,747	5,783
Preferred Equity (62 units)				12/4/2024			500	656
							6,247	6,439	1%
Medsurant Holdings, LLC (n)	Healthcare Services
Preferred Equity (84,997 units) (h)				4/12/2011			—	35
Warrant (252,588 units) (h)(m)				4/12/2011			—	121
							—	156	0%
Pfanstiehl, Inc.	Healthcare Products
Common Equity (2,550 units)				3/29/2013			255	41,234	6%

PIPCO, LLC	Utilities: Services
First Lien Debt		(S + 6.25%) / (2.00%)	9.91%/0.00%	12/11/2025	12/11/2030	8,978	8,929	8,929
Revolving Loan ($3,000 unfunded commitment)(i)		(S + 6.25%) / (2.00%)	9.91%/0.00%	12/11/2025	12/11/2030	—	(14)	—
Common Equity (750 units)				12/11/2025			750	750
							9,665	9,679	1%
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	Aerospace & Defense Manufacturing
First Lien Debt (ag)		(S + 6.00%) / (1.00%)	9.96%/0.00%	2/12/2021	8/11/2027	28,435	28,383	28,435
Common Equity (12,035 units)				8/25/2021			1,204	—
Common Equity (38,493 units)				12/16/2022			2,609	—
Common Equity (6,783 units)				7/10/2023			686	1,016
Common Equity (4,663 units)				9/16/2022			472	38
Common Equity (21,689 units)				5/22/2024			2,195	3,211
							35,549	32,700	5%
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Common Equity (1,000,000 units)				11/12/2015			1,000	4,711	1%

Suited Connector LLC	Information Technology Services
Preferred Equity (12,000,000 units) (h)				3/31/2026			2,016	2,016
Common Equity (15,000,000 units) (h)				3/31/2026			—	—
							2,016	2,016	0%

Total Affiliate Investments							$77,136	$122,905	17%

Non-control/Non-affiliate Investments
2KDirect, Inc. (dba iPromote)	Information Technology Services
First Lien Debt (at)		(S + 8.00%) / (0.50%)	11.81%/0.00%	6/25/2021	9/30/2027	$6,573	$6,566	$6,573
First Lien Debt (aa)		(S + 8.00%) / (0.50%)	8.06%/0.00%	7/30/2021	9/30/2027	1,771	1,771	1,771
Common Equity (1,000,000 units)				6/25/2021			1,000	—
							9,337	8,344	1%
301 Edison Holdings Inc. (dba LGG Industrial)	Specialty Distribution
First Lien Debt (j)			11.75%/1.50%	11/14/2023	11/13/2028	11,819	11,733	11,495
Preferred Equity (518,135 units)				11/14/2023			1,000	1,000
							12,733	12,495	2%
Acendre Midco, Inc.	Information Technology Services
First Lien Debt			12.50%/1.25%	10/6/2021	5/8/2026	5,762	5,762	5,762
First Lien Debt			12.50%/1.25%	10/6/2021	5/8/2026	13,096	13,096	13,096

Revolving Loan (i)			12.50%/1.25%	10/6/2021	5/8/2026	1,013	1,013	1,012
Common Equity (500,000 shares)				10/6/2021			371	—
Warrant (275,000 shares) (m)				10/6/2021			253	—
Preferred Equity (77,016 shares)				9/26/2022			88	17
Preferred Equity (568,182 shares)				6/10/2025			375	1,000
							20,958	20,887	3%
Ad Info Parent, Inc. (dba MediaRadar)	Information Technology Services
First Lien Debt (j)		(S + 4.75%) / (1.00%)	8.45%/0.00%	11/1/2023	9/16/2029	15,877	15,812	15,877
Revolving Loan ($1,442 unfunded commitment) (i)		(S + 4.75%) / (1.00%)	8.42%/0.00%	11/1/2023	9/16/2029	—	(5)	—
Preferred Equity (1,250,000 units)				11/1/2023			1,250	1,292
							17,057	17,169	2%
Air Burners, Inc.	Utility Equipment Manufacturing
First Lien Debt (j)(ah)		(S + 5.00%) / (2.00%)	8.66%/0.00%	12/8/2025	11/24/2030	6,400	6,329	6,329
Common Equity (1,250,000 units) ($200 unfunded commitment)				11/24/2025			800	800
							7,129	7,129	1%
Allredi, LLC (fka Marco Group International OpCo, LLC)	Industrial Cleaning & Coatings
Second Lien Debt			0.00%/15.00%	3/2/2020	9/30/2027	19,320	18,117	17,771
Common Equity (570,636 units) (h)				7/21/2017			637	—
Common Equity (39,443 units) (h)				11/24/2021			22	—
Common Equity (524,624units) (h)				8/3/2023			45	—
							18,821	17,771	2%
American AllWaste LLC (dba WasteWater Transport Services)	Environmental Industries
First Lien Debt			10.00%/2.00%	3/27/2026	6/30/2027	48,513	48,394	48,394
Preferred Equity (500 units) (h)				5/31/2018			500	—
Preferred Equity (207 units) (h)				8/6/2019			250	—
Preferred Equity (141 units) (h)				11/2/2020			171	—
Preferred Equity (74 units) (h)				12/29/2021			97	—
Preferred Equity (52 units) (h)				11/27/2024			52	—
Preferred Equity (312 units) (h)				12/30/2024			312	—
Common Equity (1,405 units) (h)				12/30/2024			—	—
							49,776	48,394	7%
AmeriWater, LLC	Component Manufacturing
First Lien Debt (af)		(S + 6.25%) / (1.00%)	9.95%/0.00%	7/8/2022	7/8/2027	6,884	6,872	6,884
Common Equity (1,000 units) (h)				7/8/2022			1,000	2,265
							7,872	9,149	1%
AMOpportunities, Inc.	Healthcare Services
First Lien Debt			12.50%/0.00%	3/12/2025	3/12/2029	10,000	9,960	10,000
Preferred Equity (801,414 shares)				3/17/2025			801	816
							10,761	10,816	1%
AOM Intermediate Holdco, LLC (dba AllOver Media)	Information Technology Services
Common Equity (1,232 units) (h)				2/1/2022			1,372	1,680	0%

APM Intermediate Holdings, LLC (dba Artistic Paver Manufacturing, Inc.)	Building Products Manufacturing
First Lien Debt (ai)		(S + 7.00%) / (2.00%)	10.65%/0.00%	11/8/2022	11/8/2027	18,200	18,167	18,200
Subordinated Debt			10.00%/5.00%	12/19/2025	2/8/2028	2,536	2,524	2,525
Common Equity (1,200 units) (h)				11/8/2022			1,200	1,239
							21,891	21,964	3%
Auto CRM LLC (dba Dealer Holdings)	Information Technology Services
Subordinated Debt			0.00%/14.50%	10/1/2021	12/31/2028	941	939	941
Subordinated Debt			0.00%/14.50%	12/30/2024	12/31/2028	2,066	2,065	2,066
Common Equity (253 units)				10/1/2021			253	—
							3,257	3,007	0%
Axis Medical Technologies LLC (dba MoveMedical)	Information Technology Services
First Lien Debt		(S + 6.50%) / (2.00%)	10.16%/0.00%	10/24/2024	10/24/2029	13,600	13,551	13,600
Revolving Loan ($800 unfunded commitment) (x)		(S + 6.50%) / (2.00%)	10.16%/0.00%	10/24/2024	10/24/2029	—	(3)	—
Preferred Equity (1,200,000 units)				10/25/2024			1,148	1,282
							14,696	14,882	2%
Bad Boy Mowers JV Acquisition, LLC	Consumer Products
First Lien Debt		(S + 5.25%) / (0.75%)	8.94%/0.00%	12/12/2025	11/9/2029	9,954	9,908	9,908
Preferred Equity (13,000 units)				11/9/2023			1,300	2,037
							11,208	11,945	2%
Barefoot Mosquito and Pest Control, LLC	Consumer Services
First Lien Debt (k)(s)		(S + 6.00%) / (2.00%)	9.67%/0.00%	11/27/2024	12/22/2029	32,795	32,773	29,719
First Lien Debt (ba)		(S + 6.00%) / (2.00%)	6.92%/0.00%	7/14/2025	12/22/2029	5	5	5
Common Equity (6,027 units) (h)				12/22/2023			12	—
Preferred Equity (20,137 units) (h)				12/22/2023			2,014	—
Preferred Equity (1,370 units) (h)				2/18/2026			137	842
							34,941	30,566	4%
BCM One Group Holdings, Inc.	Information Technology Services
Subordinated Debt			11.75%/0.00%	11/17/2021	11/17/2028	17,667	17,595	17,666	2%

Bedford Precision Parts LLC	Specialty Distribution
Common Equity (500,000 units) (h)				3/12/2019			478	378	0%

Bobcat of Connecticut, LLC	Specialty Distribution
First Lien Debt (bk)		(S + 5.75%) / (2.00%)	9.41%/0.00%	10/1/2025	10/1/2030	16,000	15,892	15,892
Common Equity (500,000 units) ($250 unfunded commitment)				10/1/2025			1,000	1,000
							16,892	16,892	2%
Brightmore Brands LLC	Retail
First Lien Debt (j)(al)		(S + 5.38%) / (1.50%)	9.04%/0.00%	9/13/2022	9/9/2029	24,000	23,761	24,000
Common Equity (1,000 units)				9/13/2022			1,000	1,834
Common Equity (371 units)				9/9/2024			713	734
							25,474	26,568	4%
Cardback Intermediate, LLC (dba Chargeback Gurus)	Information Technology Services
First Lien Debt (j)(bl)		(S + 5.50%) / (0.75%)	9.15%/0.00%	12/16/2025	12/16/2030	14,663	14,574	14,574
Common Equity (495 shares)				8/10/2021			45	341
Preferred Equity (495 shares)				8/10/2021			45	196
							14,664	15,111	2%
Choice Technology Solutions, LLC (dba Choice Merchant Solutions, LLC) (n)	Information Technology Services
Preferred Equity (500,000 units) (h)				8/21/2023			—	—	0%

CIH Intermediate, LLC (n)	Business Services
Common Equity (563 shares)				3/3/2022			—	—
Preferred Equity (563 shares)				3/3/2022			—	—
							—	—	0%
Cleanova Topco Limited	Component Manufacturing
Preferred Equity (746,893shares)				6/12/2025			841	891
Preferred Equity (373,447shares)				6/12/2025			436	463
Common Equity (113,166 shares)				6/12/2025			454	560
							1,731	1,914	0%
CRS Solutions Holdings, LLC (dba CRS Texas)	Business Services
Common Equity (574,929 units) (h)				6/28/2022			272	—	0%

CTM Group, Inc. (dba Venuplus, Inc.)	Business Services
First Lien Debt		(S + 6.75%) / (1.00%)	10.52%/0.75%	2/28/2023	11/30/2026	8,703	8,663	8,826
First Lien Debt (w)		(S + 6.75%) / (1.00%)	10.55%/0.75%	1/28/2026	11/30/2026	124	122	—
Subordinated Debt			7.75%/6.50%	2/28/2023	11/30/2027	2,611	2,599	2,443
Common Equity (400,000 units)				2/28/2023			400	—
							11,784	11,269	2%
Customer Expressions Corp (dba Case IQ) (aq)	Information Technology Services
First Lien Debt (bc)(ao)		(S + 5.00%) / (1.00%)	8.85%/0.50%	1/6/2025	4/15/2029	15,235	15,155	15,235
Common Equity (502,894 units) (ao)				1/6/2025			770	755
							15,925	15,990	2%
Dataguise, Inc.	Information Technology Services
Common Equity (909 shares)				12/31/2020			1,500	1,529	0%

Dealerbuilt Acquisition, LLC	Information Technology Services
First Lien Debt (ac)		(S + 5.75%) / (4.00%)	9.40%/1.00%	7/21/2023	7/21/2026	13,844	13,834	13,844
Subordinated Debt			7.50%/7.50%	7/21/2023	1/21/2027	12,745	12,726	12,745
Common Equity (1,000 Units) (h)				7/21/2023			—	—
Preferred Equity (1,000 Units) (h)				7/21/2023			1,000	898
							27,560	27,487	4%
Detechtion Holdings, LLC	Information Technology Services
First Lien Debt		(S + 5.75%) / (2.25%)	9.41%/2.50%	6/21/2023	6/21/2028	27,884	27,810	27,884
Revolving Loan ($1,000 unfunded commitment) (w)		(S + 8.25%) / (2.25%)	11.91%/0.00%	7/12/2024	6/21/2028	—	(3)	—
Subordinated Debt			0.00%/14.00%	6/21/2023	6/21/2028	2,948	2,943	2,947
Common Equity (601,532 units) (h)				6/21/2023			602	361
							31,352	31,192	4%
Diversified Search LLC	Business Services
First Lien Debt (j)(r)		(S + 7.50%) / (1.00%)	11.46%/0.00%	6/10/2019	12/23/2026	24,155	24,147	23,870
Common Equity (573 units) (h)				2/7/2019			552	115
							24,699	23,985	3%
Donovan Food Brokerage, LLC	Business Services
First Lien Debt (ae)		(S + 6.00%) / (2.00%)	9.70%/0.00%	2/23/2024	2/23/2029	24,209	24,121	24,208
Common Equity (679,301 units)				2/23/2024			728	1,667
							24,849	25,875	3%
E-PlanSoft Buyer, LLC (dba e-PlanSoft)	Information Technology Services
First Lien Debt			11.00%/2.00%	6/30/2025	6/30/2030	8,123	8,087	8,123
Preferred Equity (1,500 units)				6/27/2025			1,500	1,056
							9,587	9,179	1%
Enterprise Asset Management FM Purchaser, Inc. (dba MCIM)	Information Technology Services
First Lien Debt ($1,500 unfunded commitment)		(S + 5.75%) / (2.00%)	9.41%/2.00%	5/20/2024	5/20/2029	20,165	20,097	20,165

Common Equity (551,470 units)				5/20/2024			750	952
							20,847	21,117	3%
Estex Manufacturing Company, LLC	Component Manufacturing
First Lien Debt (j)(az)		(S + 5.00%) / (2.00%)	8.67%/0.00%	10/1/2024	10/1/2029	5,531	5,489	5,531
Common Equity (75,000 units)				10/1/2024			750	536
							6,239	6,067	1%
Fishbowl Solutions, LLC	Information Technology Services
First Lien Debt		(S + 7.75%) / (1.00%)	11.66%/0.00%	3/25/2022	3/25/2027	22,894	22,848	22,894
First Lien Debt		(S + 7.75%) / (1.00%)	11.66%/0.00%	12/27/2024	3/25/2027	12,168	12,161	12,168
Revolving Loan ($3,000 unfunded commitment) (i)		(S + 7.75%) / (1.00%)	11.66%/0.00%	12/27/2024	3/25/2027	—	—	—
							35,009	35,062	5%
Fraser Steel LLC	Component Manufacturing
First Lien Debt (bm)		(S + 6.00%) / (2.00%)	9.66%/0.00%	11/5/2025	2/5/2030	13,800	13,741	13,800
Common Equity (500,000 units) (h)				2/5/2025			500	630
							14,241	14,430	2%
Fumex, LLC	Industrial Product Services
First Lien Debt (j)(ar)		(S + 4.75%) / (1.00%)	8.44%/0.00%	11/27/2024	11/27/2029	7,000	6,962	7,000
Common Equity (3,500 units) (h)				11/27/2024			350	321
							7,312	7,321	1%
Gap Intelligence Acquisition, LLC (dba OpenBrand)	Information Technology Services
First Lien Debt			12.00%/0.00%	1/28/2026	1/28/2031	6,000	5,969	5,969
Preferred Equity (951 units)				1/28/2026			1,000	1,000
Common Equity (951 units)				1/28/2026			—	—
							6,969	6,969	1%
Global Plasma Solutions, Inc.	Component Manufacturing
Common Equity (601 shares)				2/1/2024			162	288
Common Equity (1,705 shares)				9/21/2018			188	217
							350	505	0%
GMP HVAC, LLC (dba McGee Heating & Air, LLC)	Utilities: Services
First Lien Debt (j)(bb)		(S + 6.50%) / (2.00%)	10.16%/0.00%	12/8/2023	12/8/2028	29,460	29,258	29,460
Preferred Equity (1,366 units) (h)				12/8/2023			1,406	1,946
							30,664	31,406	5%
GPS Insight, Inc.	Information Technology Services
First Lien Debt (av)		(S + 5.58%) / (1.00%)	9.25%/0.00%	10/17/2025	5/18/2028	23,080	22,985	22,985	3%

Green Cubes Technology, LLC (dba Green Cubes)	Component Manufacturing
First Lien Debt (j)(ax)		(S + 7.50%) / (2.00%)	11.15%/0.00%	10/16/2024	10/16/2029	22,500	22,303	22,500	3%

Haematologic Technologies, Inc.	Healthcare Services
First Lien Debt		(S + 5.25%) / (3.00%)	9.16%/3.00%	10/11/2019	6/30/2026	6,618	6,618	6,323
Common Equity (630 units) (h)				10/11/2019			630	—
Common Equity (169 units) (h)				6/26/2023			169	5
							7,417	6,328	1%
Hallmark Health Care Solutions, Inc.	Information Technology Services
Common Equity (3,645,752 units)				9/18/2023			3,646	745	0%

Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt			11.50%/1.25%	4/25/2023	6/30/2028	25,199	25,044	25,200
Common Equity (5,837 units)				3/23/2016			—	1,309
Common Equity (637 units)				8/7/2023			102	143
Preferred Equity (868 units)				10/16/2020			154	400
							25,300	27,052	4%
IBH Holdings, LLC (fka Inflexxion, Inc.)	Business Services
Common Equity (150,000 units)				6/20/2018			—	—	0%

InductiveHealth Informatics, LLC	Information Technology Services
First Lien Debt (j)(o)		(S + 6.75%) / (2.00%)	10.42%/0.00%	1/12/2026	9/20/2028	35,808	35,693	35,808
Preferred Equity (367 units)				9/20/2024			179	220
Common Equity (1,361 units)				9/20/2024			—	—
							35,872	36,028	5%
Info Tech Operating, LLC (dba infotech)	Information Technology Services
First Lien Debt (bd)		(S + 4.88%) / (2.00%)	8.56%/0.00%	3/31/2025	3/31/2030	18,000	17,888	18,000	2%

Informatics Holdings, Inc. (dba Wasp Barcode Technologies)	Information Technology Services
First Lien Debt (j)(v)		(S + 7.00%) / (2.50%)	10.66%/0.00%	5/1/2024	3/7/2029	9,000	8,990	9,000
Preferred Equity (1,000,000 units)				3/7/2024			1,000	416
							9,990	9,416	1%
ISI PSG Holdings, LLC (dba Incentive Solutions, Inc.)	Business Services
First Lien Debt (j)(aj)		(S + 7.50%) / (0.50%)	11.35%/0.00%	4/5/2021	4/5/2026	9,465	9,465	9,465
First Lien Debt (an)		(S + 7.50%) / (0.50%)	7.85%/0.00%	6/30/2021	4/5/2026	9,813	9,813	9,813
Common Equity (256,964 units) (h)				4/5/2021			500	149
							19,778	19,427	3%

Janus Health Technologies, Inc.	Information Technology Services
Preferred Equity (68,361 units)				1/3/2024			1,500	1,027	0%

Jumo Health, Inc.	Healthcare Services
First Lien Debt (j)(aw)		(S + 5.50%) / (2.00%)	9.15%/0.00%	8/16/2024	8/16/2029	5,541	5,492	5,541
Common Equity (1,359 shares)				8/16/2024			—	—
Preferred Equity (1,359 shares)				8/16/2024			750	277
							6,242	5,818	1%
KG Lawn Care, Inc. (dba King Green)	Consumer Services
First Lien Debt		(S + 5.50%) / (2.00%)	9.17%/0.00%	1/23/2026	11/26/2030	10,000	9,948	9,948
Common Equity (62 Units)				11/26/2025			616	616
							10,564	10,564	1%
The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Common Equity (855 shares)				12/8/2017			933	—	0%

Laboratory Testing, LLC	Business Services
First Lien Debt		(S + 5.25%) / (2.00%)	8.91%/0.00%	4/15/2025	4/15/2030	9,570	9,531	9,570
Revolving Loan ($3,427 unfunded commitment) (i)		(S + 5.25%) / (2.00%)	8.91%/0.00%	4/15/2025	4/15/2030	573	559	573
Common Equity (3,881 units) (h)				4/15/2025			388	354
Preferred Equity (3,619 units) (h)				4/15/2025			362	630
							10,840	11,127	1%
Level Education Group, LLC (dba CE4Less)	Business Services
First Lien Debt (ak)		(S + 5.25%) / (2.00%)	9.16%/0.00%	4/1/2021	9/30/2030	12,407	12,331	12,407
Common Equity (1,000,000 units)				4/1/2021			934	2,881
							13,265	15,288	2%
LifeSpan Biosciences, Inc.	Healthcare Products
Subordinated Debt			11.50%/0.00%	3/19/2021	4/7/2028	16,000	15,982	14,650
Common Equity (108 shares)				6/7/2024			595	376
							16,577	15,026	2%
Mayesh Wholesale Florist, LLC	Specialty Distribution
First Lien Debt (j)(be)		(S + 6.00%) / (2.00%)	9.65%/0.00%	3/18/2025	3/18/2030	10,500	10,403	10,500
First Lien Debt ($500 unfunded commitment)(i)(be)		(S + 6.00%) / (2.00%)	9.65%/0.00%	3/18/2025	3/18/2030	1,500	1,496	1,500
Preferred Equity (500,000 units) (h)				3/18/2025			500	725
							12,399	12,725	2%
MBS Opco, LLC (dba Marketron)	Information Technology Services
First Lien Debt		(S + 8.50%) / (1.50%)	12.42%/0.00%	9/29/2022	9/28/2026	27,000	26,983	27,000	4%

MDME Holding Corp.	Healthcare Products
First Lien Debt		(S + 6.25%) / (1.00%)	10.10%/0.00%	8/31/2023	8/3/2027	12,202	12,167	11,793
Common Equity (5,149 units)				9/18/2023			—	—
Preferred Equity (12,500 units)				9/18/2023			1,250	67
Preferred Equity (713 units)				7/1/2025			71	77
							13,488	11,937	2%
MRC Drake Buyer LLC	Component Manufacturing
First Lien Debt (j)(p)		(S + 6.50%) / (2.00%)	10.17%/0.00%	3/13/2026	3/13/2031	5,625	5,583	5,583
Common Equity (750,000 units)				3/13/2026			—	—
Common Equity (750,000 units)				3/13/2026			750	750
							6,333	6,333	1%
Netbase Solutions, Inc. (dba Netbase Quid)	Information Technology Services
First Lien Debt (ap)		(P + 2.00%) / (3.25%)	8.75%/2.00%	11/18/2021	11/18/2026	16,733	16,725	16,733	2%

NWS Technologies, LLC	Utilities: Services
First Lien Debt ($355 unfunded commitment)(u)		(S + 7.50%) / (2.50%)	11.16%/0.00%	6/20/2023	6/16/2028	18,545	18,422	18,545
Common Equity (2 units) (h)				6/20/2023			2,446	2,468
Preferred Equity (0.375 units) (h)				6/20/2023			375	446
							21,243	21,459	4%
OnePath Systems, LLC (n)	Information Technology Services
Common Equity (732,542 shares)				9/30/2022			—	—	0%

Onsight Industries, LLC	Component Manufacturing
First Lien Debt (j)(bf)		(S + 5.50%) / (1.50%)	9.17%/0.00%	3/27/2025	1/7/2030	9,120	9,096	9,120
Common Equity (380,000 units) (h)				1/7/2025			380	268
							9,476	9,388	1%
Palmetto Moon, LLC	Retail
Common Equity (499 units)				11/3/2016			—	1,260	0%

PayEntry Financial Services, Inc. (dba Payentry)	Information Technology Services
Second Lien Debt (bg)			10.50%/1.75%	3/28/2025	9/28/2031	5,650	5,605	5,651
Second Lien Debt			10.50%/1.75%	3/28/2025	9/28/2031	2,892	2,881	2,892
Second Lien Debt ($3,126 unfunded commitment)			10.50%/1.75%	3/28/2025	9/28/2031	—	—	—
Preferred Equity (10,000 units)				3/28/2025			1,000	998
							9,486	9,541	1%

Pinnergy, Ltd.	Oil & Gas Services
Subordinated Debt			10.00%/0.00%	6/30/2022	6/30/2027	10,050	10,031	10,050	1%

PowerGrid Services Acquisition, LLC	Utilities: Services
Common Equity (4,490 units) (h)				9/21/2021			53	—
Common Equity (118 units) (h)				7/2/2025			118	—
Common Equity (133 units) (h)				7/2/2025			133	—
							304	—	0%
Prime AE Group, Inc.	Business Services
Preferred Equity (900,000 shares)				11/25/2019			900	519	0%

Pronto Plumbing & Drain, Inc.	Utilities: Services
First Lien Debt		(S + 7.00%) / (2.00%)	10.66%/0.00%	5/22/2025	5/22/2030	8,661	8,581	8,661
Revolving Loan ($500 unfunded commitment)(i)		(S + 7.00%) / (2.00%)	10.66%/0.00%	5/22/2025	5/22/2030	—	(4)	—
Common Equity (Units N/A) (h)				5/22/2025			913	1,026
							9,490	9,687	1%
Puget Collision, LLC	Retail
First Lien Debt		(S + 4.75%) / (0.75%)	8.45%/0.00%	10/3/2025	10/3/2030	12,469	12,398	12,398
Common Equity (310 units) (h)				1/4/2024			810	1,055
							13,208	13,453	2%
QED Technologies International, Inc.	Component Manufacturing
First Lien Debt (q)		(S + 4.75%) / (1.50%)	8.91%0.00%	3/1/2023	3/1/2028	15,551	15,501	15,551
First Lien Debt (j)(q)		(S + 4.75%) / (1.50%)	8.91%0.00%	5/30/2025	3/1/2028	2,103	2,058	2,103
Common Equity (140 shares)				2/28/2023			1,402	4,274
							18,961	21,928	3%
Quest Software US Holdings Inc.	Information Technology Services
First Lien Debt		(S + 1.00%) / (0.50%)	4.67%/6.75%	8/11/2025	2/1/2030	17,996	17,996	12,499	2%

R1 Holdings, LLC (dba RoadOne IntermodaLogistics)	Transportation services
First Lien Debt (j)		(S + 6.75%) / (1.00%)	10.45%/0.00%	12/30/2022	12/30/2028	6,199	6,082	6,199
Subordinated Debt			8.75%/5.00%	12/30/2022	6/30/2029	1,571	1,548	1,476
Common Equity (280,000 units)				12/30/2022			280	93
							7,910	7,768	1%
R.F. Fager Company LLC	Specialty Distribution
Second Lien Debt			12.75%/0.00%	3/4/2024	8/4/2030	18,000	17,931	18,000
Common Equity (12,500 units) (h)				3/4/2024			1,250	1,570
							19,181	19,570	3%
Sales Rabbit, Inc.	Information Technology Services
First Lien Debt			11.00%/2.00%	12/23/2025	12/23/2030	22,876	22,641	22,641	3%

ServicePower, Inc.	Information Technology Services
First Lien Debt (k)(as)			10.50%/5.50%	3/15/2024	3/15/2028	30,489	30,305	30,489
First Lien Debt (ba)			8.25%/0.00%	6/6/2025	3/15/2028	5	5	5
							30,310	30,494	5%
SES Investors, LLC (dba SES Foam) (n)	Building Products Manufacturing
Common Equity (6,000 units) (h)				9/8/2016			—	—	0%

Sogno Toscano LLC	Specialty Distribution
First Lien Debt (bi)		(S + 5.00%) / (2.00%)	8.70%/0.00%	7/2/2025	1/2/2029	8,500	8,450	8,500
Preferred Equity (6 units)				7/2/2025			4,250	7,650
							12,700	16,150	2%
Tedia Company, LLC	Healthcare Products
First Lien Debt (j)		(S + 7.75%) / (1.00%)	11.67%/0.00%	3/4/2022	3/4/2027	14,100	14,084	14,100
Revolving Loan ($1,750 unfunded commitment) (i)		(S + 7.75%) / (1.00%)	11.67%/0.00%	3/4/2022	3/4/2027	500	496	500
Subordinated Debt			7.25%/7.25%	3/4/2022	9/4/2027	3,382	3,378	4,539
Preferred Equity (1,000 units) (h)				3/4/2022			1,000	1,058
							18,958	20,197	3%
Thrust Flight LLC	Business Services
First Lien Debt (j)(au)		(S + 5.75%) / (2.00%)	9.40%/0.00%	9/9/2024	9/9/2029	12,586	12,509	12,586
First Lien Debt ($1,818 unfunded commitment)(i)(au)		(S + 5.75%) / (2.00%)	9.40%/0.00%	9/9/2024	9/9/2029	—	—	—
Subordinated Debt (j)			10.00%/5.00%	12/11/2025	3/9/2030	1,545	1,517	1,517
Common Equity (1,050,000 units) (h)				9/9/2024			1,050	703
							15,076	14,806	2%
True Environmental Inc.	Business Services
First Lien Debt (j) (bj)		(S + 5.50%) / (2.00%)	9.15%/0.00%	5/12/2025	5/12/2030	6,650	6,612	6,650
First Lien Debt ($511 unfunded commitment)(bj)		(S + 5.50%) / (2.00%)	9.15%/0.00%	5/12/2025	5/12/2030	614	611	614
First Lien Debt ($1,023 unfunded commitment)(bj)		(S + 5.50%) / (2.00%)	9.15%/0.00%	5/12/2025	5/12/2030	14,528	14,445	14,528
Common Equity (397,026 units) (h)				5/12/2025			585	477
							22,253	22,269	3%
UBEO, LLC	Business Services
Common Equity (705,000 units) (h)				4/3/2018			610	2,215	0%

United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)				4/1/2012			891	—
Warrant (57,469 units) (m)				3/5/2012			564	—
							1,455	—	0%
USG AS Holdings, LLC	Utilities: Services
Common Equity (Units N/A)				2/21/2023			4	3,342	0%

Virginia Tile Company, LLC (n)	Specialty Distribution
Common Equity (Units N/A)				12/19/2014			—	—	0%

Virtex Enterprises, LP	Component Manufacturing
Second Lien Debt (y)		(S + 0.00%) / (2.50%)	3.77%/9.75%	4/13/2022	9/30/2027	17,976	10,906	—
Subordinated Debt (y)		(S + 4.00%) / (2.50%)	9.77%/0.00%	9/20/2023	3/31/2027	356	302	131
							11,208	131	0%
VMS MSO, LLC (dba Vytal Health Partners)	Healthcare Services
First Lien Debt			13.75%/0.00%	12/18/2025	12/18/2030	14,626	14,552	14,552
Revolving Loan ($1,500 unfunded commitment)(i)			13.75%/0.00%	12/18/2025	12/18/2030	—	(7)	—
							14,545	14,552	2%
W50 Holdings, LLC	Business Services
Subordinated Debt			11.50%/0.00%	3/22/2024	3/24/2031	12,500	12,388	12,500
Preferred Equity (Units N/A) ($100 unfunded commitment)				3/21/2024			900	896
							13,288	13,396	2%
Waterworks Solutions Acquisition, Inc. (dba CITCO Water)	Specialty Distribution
First Lien Debt ($2,450 unfunded commitment)(bh)		(S + 4.75%) / (2.00%)	8.41%/0.00%	12/26/2025	12/26/2030	26,422	26,252	26,252	4%

White Label Communication, LLC	Information Technology Services
First Lien Debt (j)(ab)		(S + 5.25%) / (1.00%)	8.90%/0.00%	6/30/2025	6/30/2030	24,400	24,271	24,383
Common Equity (536 units) (h)				10/11/2023			—	—
Preferred Equity (5,000 units) (h)				10/11/2023			500	469
							24,771	24,852	3%
Wonderware Holdings, LLC (dba CORE Business Technologies)	Information Technology Services
First Lien Debt (z)		(S + 5.00%) / (2.00%)	8.67%/0.00%	2/10/2021	5/14/2028	8,316	8,316	8,316	1%

World Tours LLC	Consumer Services
First Lien Debt (ay)		(S + 6.50%) / (2.00%)	10.16%/0.00%	11/13/2024	11/13/2029	6,000	5,966	6,000
Preferred Equity (1,000,000 units) (h)				11/13/2024			1,000	1,424
							6,966	7,424	1%
Worldwide Express Operations, LLC	Transportation services
Common Equity (795,000 units)				7/21/2021			795	1,151
Common Equity (752,380 units) (h)				7/26/2021			225	873
							1,020	2,024	0%

Total Non-control/Non-affiliate Investments							$1,257,389	$1,246,352	168%

Total Investments							$1,336,135	$1,369,257	185%

Money market funds (included in cash and cash equivalents)
Goldman Sachs Financial Square Treasury Obligation Institution CUSIP (38141W323) (ad)			3.53%/0.00%				$48,277	$48,277	6%
Total money market funds							$48,277	$48,277	6%
Total Investments and Money Market Funds							$1,384,412	$1,417,534	191%

(a) See Note 3 to the consolidated financial statements for portfolio composition by geographic location.

(b) Equity ownership may be held in shares or units of companies related to the portfolio companies. The Company’s investments are generally classified as “restricted securities”, unless otherwise noted, as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144. As of March 31, 2026, the Company held restricted securities with an aggregate fair value of $1,369,257, or 185% of the Company's net assets.

(c) All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.

(d) Variable rate investments bear interest at a rate indexed to prime (P) or Secured Overnight Financing Rate (“SOFR”) (S), which are reset monthly, bimonthly, quarterly, or semi-annually. Certain variable rate investments also include a prime or SOFR interest rate floor. For each investment, the Company has provided the spread over the reference rate and the prime or SOFR floor, if any, as of March 31, 2026.

(e) Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of March 31, 2026. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
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

(i) The disclosed commitment represents the unfunded amount as of March 31, 2026. The Company is earning 0.50% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate which will be earned if the commitment is funded.

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

(o) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.27% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(r) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.68% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(s) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.50% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(u) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.26% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(w) The disclosed commitment represents the unfunded amount as of March 31, 2026. The Company is earning 0.75% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

(x) The disclosed commitment represents the unfunded amount as of March 31, 2026. The Company is earning 1.00% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

(y) Investment was on non-accrual status as of March 31, 2026.

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

(ac) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of 2.85% and PIK interest amount of 1.26% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ag) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.53% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ai) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.78% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(aj) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.85% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(al) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.89% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ao) The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company can not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of March 31, 2026, total non-qualifying assets at fair value represented 1.11% of the Company's total assets calculated in accordance with the 1940 Act.

(ap) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of 0.45% and PIK interest amount of 1.81% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(as) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of 0.30% and PIK interest amount of 0.58% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(aw) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.00% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ay) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.03% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(az) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.35% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(bc) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of 2.21% and PIK interest amount of 0.74% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(be) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.96% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(bg) As of March 31, 2026, the Company is earning an incremental 0.60% interest on the outstanding principal balance.

(bh) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.97% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(bm) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.31% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments

December 31, 2025

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets

Control Investments (t)
US GreenFiber, LLC (n)	Building Products Manufacturing
Common Equity (2,522 units) (h)				7/3/2014			$586	$—
Common Equity (425,508 units)				8/30/2019			1	—
Common Equity (1,022,813 units) (h)				7/1/2020			1,023	—
							1,610	—	0%

Total Control Investments							$1,610	$—	0%

Affiliate Investments (l)
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	Building Products Manufacturing
Subordinated Debt			11.00%/0.00%	12/31/2021	12/31/2027	$9,602	$9,602	$9,602
Common Equity (5,690 units) (h)				12/31/2021			5,690	7,183
Common Equity (7,113 units) (h)				12/31/2021			7,113	9,702
Common Equity (2,012 units) (h)				12/31/2021			—	—
							22,405	26,487	4%
CP Communications, LLC	Business Services
First Lien Debt (am)		(S + 8.50%) / (4.00%)	12.50%/0.00%	12/4/2024	12/4/2029	5,861	5,825	5,861
Preferred Equity (62 units)				12/4/2024			500	571
							6,325	6,432	1%
Medsurant Holdings, LLC (n)	Healthcare Services
Preferred Equity (84,997 units) (h)				4/12/2011			—	70
Warrant (252,588 units) (h)(m)				4/12/2011			—	238
							—	308	0%
Pfanstiehl, Inc.	Healthcare Products
Common Equity (2,550 units)				3/29/2013			255	40,995	5%

PIPCO, LLC	Utilities: Services
First Lien Debt		(S + 6.25%) / (2.00%)	9.99%/0.00%	12/11/2025	12/11/2030	9,000	8,949	8,949
Revolving Loan ($3,000 unfunded commitment)(i)		(S + 6.25%) / (2.00%)	9.99%/0.00%	12/11/2025	12/11/2030	—	(14)	—
Common Equity (750 units)				12/11/2025			750	750
							9,685	9,699	1%
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	Aerospace & Defense Manufacturing
First Lien Debt (ag)		(S + 6.00%) / (1.00%)	9.93%/0.00%	2/12/2021	8/11/2027	28,435	28,372	28,435
Common Equity (12,035 units)				8/25/2021			1,204	—
Common Equity (38,493 units)				12/16/2022			2,609	—
Common Equity (6,783 units)				7/10/2023			686	—
Common Equity (4,663 units)				9/16/2022			472	—
Common Equity (21,689 units)				5/22/2024			2,195	2,762
							35,538	31,197	4%
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Common Equity (1,000,000 units)				11/12/2015			1,000	3,897	1%

Total Affiliate Investments							$75,208	$119,015	16%

Non-control/Non-affiliate Investments
2KDirect, Inc. (dba iPromote)	Information Technology Services
First Lien Debt (at)		(S + 8.00%) / (0.50%)	12.13%/0.00%	6/25/2021	9/30/2027	$6,598	$6,590	$6,598
First Lien Debt (aa)		(S + 8.00%) / (0.50%)	8.38%/0.00%	7/30/2021	9/30/2027	1,846	1,846	1,846
Common Equity (1,000,000 units)				6/25/2021			1,000	—
							9,436	8,444	1%
301 Edison Holdings Inc. (dba LGG Industrial)	Specialty Distribution
First Lien Debt (j)			11.75%/1.50%	11/14/2023	11/13/2028	11,775	11,681	11,775
Preferred Equity (518,135 units)				11/14/2023			1,000	1,000
							12,681	12,775	2%
Acendre Midco, Inc.	Information Technology Services
First Lien Debt			12.50%/1.25%	10/6/2021	3/31/2026	5,744	5,744	5,744
First Lien Debt			12.50%/1.25%	10/6/2021	3/31/2026	13,055	13,050	13,055
Revolving Loan			12.50%/1.25%	10/6/2021	3/31/2026	1,010	1,010	1,010
Common Equity (500,000 shares)				10/6/2021			371	—
Warrant (275,000 shares) (m)				10/6/2021			253	—
Preferred Equity (77,016 shares)				9/26/2022			88	—
Preferred Equity (568,182 shares)				6/10/2025			375	998
							20,891	20,807	3%

Ad Info Parent, Inc. (dba MediaRadar)	Information Technology Services
First Lien Debt (j)		(S + 5.00%) / (1.00%)	8.67%/0.00%	11/1/2023	9/16/2029	15,917	15,847	15,917
Revolving Loan ($1,195 unfunded commitment) (i)		(S + 5.00%) / (1.00%)	8.67%/0.00%	11/1/2023	9/16/2029	247	242	247
Preferred Equity (1,250,000 units)				11/1/2023			1,249	1,168
							17,338	17,332	2%
Air Burners, Inc.	Utility Equipment Manufacturing
First Lien Debt (j)(ah)		(S + 5.00%) / (2.00%)	8.74%/0.00%	12/8/2025	11/24/2030	6,400	6,325	6,325
Common Equity (817 units) ($200 unfunded commitment)				11/24/2025			800	799
							7,125	7,124	1%
Allredi, LLC (fka Marco Group International OpCo, LLC)	Industrial Cleaning & Coatings
Second Lien Debt			0.00%/15.00%	3/2/2020	9/30/2027	18,622	17,418	15,826
Common Equity (570,636 units) (h)				7/21/2017			637	—
Common Equity (39,443 units) (h)				11/24/2021			22	—
Common Equity (524,624units) (h)				8/3/2023			45	—
							18,122	15,826	2%
American AllWaste LLC (dba WasteWater Transport Services)	Environmental Industries
First Lien Debt (p)		(S + 6.75%) / (1.00%)	10.68%/0.00%	6/28/2021	3/31/2028	22,218	22,192	21,617
First Lien Debt (o)		(S + 6.75%) / (1.00%)	8.18%/0.00%	6/28/2021	3/31/2028	330	330	330
First Lien Debt (bh)			15.25%/0.00%	3/28/2024	3/31/2028	5,864	5,864	11,997
Preferred Equity (500 units) (h)				5/31/2018			500	—
Preferred Equity (207 units) (h)				8/6/2019			250	—
Preferred Equity (141 units) (h)				11/2/2020			171	—
Preferred Equity (74 units) (h)				12/29/2021			97	—
Preferred Equity (52 units) (h)				11/27/2024			52	—
Preferred Equity (312 units) (h)				12/30/2024			312	—
Common Equity (1,405 units) (h)				12/30/2024			—	—
							29,768	33,944	5%
AmeriWater, LLC	Component Manufacturing
First Lien Debt (af)		(S + 6.25%) / (1.00%)	9.92%/0.00%	7/8/2022	7/8/2027	6,998	6,983	6,998
Common Equity (1,000 units) (h)				7/8/2022			1,000	2,223
							7,983	9,221	1%
AMOpportunities, Inc.	Healthcare Services
First Lien Debt			12.50%/0.00%	3/12/2025	3/12/2029	10,000	9,957	10,000
Preferred Equity (801,414 shares)				3/17/2025			801	852
							10,758	10,852	2%
AOM Intermediate Holdco, LLC (dba AllOver Media)	Information Technology Services
Common Equity (1,232 units) (h)				2/1/2022			1,372	1,364	0%

APM Intermediate Holdings, LLC (dba Artistic Paver Manufacturing, Inc.)	Building Products Manufacturing
First Lien Debt (ai)		(S + 7.00%) / (2.00%)	10.99%/0.00%	11/8/2022	11/8/2027	18,200	18,159	18,200
Subordinated Debt			10.00%/5.00%	12/19/2025	2/8/2028	2,505	2,492	2,492
Common Equity (1,200 units) (h)				11/8/2022			1,200	1,374
							21,851	22,066	3%
Auto CRM LLC (dba Dealer Holdings)	Information Technology Services
Subordinated Debt			0.00%/14.50%	10/1/2021	12/31/2028	907	906	907
Subordinated Debt			0.00%/14.50%	12/30/2024	12/31/2028	1,993	1,993	1,993
Common Equity (500 units)				10/1/2021			500	—
							3,399	2,900	0%
Axis Medical Technologies LLC (dba MoveMedical)	Information Technology Services
First Lien Debt		(S + 6.50%) / (2.00%)	10.49%/0.00%	10/24/2024	10/24/2029	13,600	13,548	13,600
Revolving Loan ($800 unfunded commitment) (x)		(S + 6.50%) / (2.00%)	10.49%/0.00%	10/24/2024	10/24/2029	—	(3)	—
Preferred Equity (1,200,000 units)				10/25/2024			1,148	1,258
							14,693	14,858	2%
Bad Boy Mowers JV Acquisition, LLC	Consumer Products
First Lien Debt		(S + 5.25%) / (0.75%)	8.94%/0.00%	12/12/2025	11/9/2029	9,979	9,930	9,930
Preferred Equity (13,000 units)				11/9/2023			1,300	1,605
							11,230	11,535	2%
Barefoot Mosquito and Pest Control, LLC	Consumer Services
First Lien Debt (k)(s)		(S + 6.00%) / (2.00%)	9.99%/0.00%	11/27/2024	12/22/2029	31,795	31,777	29,528
First Lien Debt (ba)		(S + 6.00%) / (2.00%)	7.24%/0.00%	7/14/2025	12/22/2029	5	5	5
Common Equity (5,474 units) (h)				12/22/2023			12	—
Preferred Equity (20,137 units) (h)				12/22/2023			2,013	1,380
							33,807	30,913	4%
BCM One Group Holdings, Inc.	Information Technology Services
Subordinated Debt			11.75%/0.00%	11/17/2021	11/17/2028	17,667	17,588	17,667	2%

Bedford Precision Parts LLC	Specialty Distribution
Common Equity (500,000 units) (h)				3/12/2019			478	393	0%

Bobcat of Connecticut, LLC	Specialty Distribution
First Lien Debt (bk)		(S + 5.75%) / (2.00%)	9.74%/0.00%	10/1/2025	10/1/2030	16,000	15,886	15,886

Common Equity (1,000,000 LP Units) ($250 unfunded commitment)				10/1/2025			1,000	1,000
							16,886	16,886	2%
Brightmore Brands LLC	Retail
First Lien Debt (j)(al)		(S + 5.38%) / (1.50%)	9.38%/0.00%	9/13/2022	9/9/2029	24,000	23,744	24,000
Common Equity (1,000 units)				9/13/2022			1,000	1,736
Common Equity (371 units)				9/9/2024			713	714
							25,457	26,450	4%
Cardback Intermediate, LLC (dba Chargeback Gurus)	Information Technology Services
First Lien Debt (j)(bl)		(S + 5.50%) / (0.75%)	9.20%/0.00%	12/16/2025	12/16/2030	14,663	14,569	14,569
Common Equity (495 shares)				8/10/2021			45	332
Preferred Equity (495 shares)				8/10/2021			45	190
							14,659	15,091	2%
Choice Technology Solutions, LLC (dba Choice Merchant Solutions, LLC) (n)	Information Technology Services
Preferred Equity (500,000 units) (h)				8/21/2023			—	—	0%

CIH Intermediate, LLC	Business Services
Common Equity (563 shares)				3/3/2022			400	3,464
Preferred Equity (563 shares)				3/3/2022			270	512
							670	3,976	1%
Cleanova Topco Limited	Component Manufacturing
Preferred Equity (746,893shares)				6/12/2025			841	841
Preferred Equity (373,447shares)				6/12/2025			436	436
Common Equity (113,166 shares)				6/12/2025			454	454
							1,731	1,731	0%
CRS Solutions Holdings, LLC (dba CRS Texas)	Business Services
Common Equity (574,929 units) (h)				6/28/2022			272	—	0%

CTM Group, Inc. (dba Venuplus, Inc.)	Business Services
First Lien Debt		(S + 6.75%) / (1.00%)	10.57%/0.75%	2/28/2023	11/30/2026	7,986	7,946	7,922
Subordinated Debt			11.50%/2.75%	2/28/2023	11/30/2027	2,380	2,370	2,211
Common Equity (400,000 units)				2/28/2023			400	—
							10,716	10,133	1%
Customer Expressions Corp (dba Case IQ) (aq)	Information Technology Services
First Lien Debt (bc)(ao)		(S + 5.00%) / (1.00%)	8.82%/0.50%	1/6/2025	4/15/2029	15,188	15,101	15,188
Common Equity (502,894 units) (ao)				1/6/2025			771	827
							15,872	16,015	2%
Dataguise, Inc.	Information Technology Services
Common Equity (909 shares)				12/31/2020			1,500	1,703	0%

Dealerbuilt Acquisition, LLC	Information Technology Services
First Lien Debt (ac)		(S + 5.75%) / (4.00%)	9.75%/1.00%	7/21/2023	7/21/2026	13,766	13,748	13,766
Subordinated Debt			7.50%/7.50%	7/21/2023	1/21/2027	12,511	12,486	12,511
Common Equity (1,000 Units) (h)				7/21/2023			—	—
Preferred Equity (1,000 Units) (h)				7/21/2023			1,000	1,033
							27,234	27,310	4%
Detechtion Holdings, LLC	Information Technology Services
First Lien Debt		(S + 5.75%) / (2.25%)	9.74%/2.50%	6/21/2023	6/21/2028	27,712	27,628	27,712
Revolving Loan ($1,000 unfunded commitment) (w)		(S + 8.25%) / (2.25%)	12.24%/0.00%	7/12/2024	6/21/2028	—	(3)	—
Subordinated Debt			0.00%/14.00%	6/21/2023	6/21/2028	2,848	2,842	2,848
Common Equity (601,532 units) (h)				6/21/2023			602	501
							31,069	31,061	4%
Diversified Search LLC	Business Services
First Lien Debt (j)(r)		(S + 7.50%) / (1.00%)	11.17%/0.00%	6/10/2019	12/23/2026	24,155	24,143	23,623
Common Equity (573 units) (h)				2/7/2019			551	88
							24,694	23,711	3%
Donovan Food Brokerage, LLC	Business Services
First Lien Debt (ae)		(S + 6.00%) / (2.00%)	9.67%/0.00%	2/23/2024	2/23/2029	24,209	24,113	24,209
Common Equity (679,301 units)				2/23/2024			728	1,691
							24,841	25,900	4%
E-PlanSoft Buyer, LLC (dba e-PlanSoft)	Information Technology Services
First Lien Debt			11.00%/2.00%	6/30/2025	6/30/2030	8,082	8,044	8,082
Preferred Equity (1,500 units)				6/27/2025			1,500	1,326
							9,544	9,408	1%
Enterprise Asset Management FM Purchaser, Inc. (dba MCIM)	Information Technology Services
First Lien Debt ($3,000 unfunded commitment)		(S + 5.75%) / (2.00%)	9.74%/2.00%	5/20/2024	5/20/2029	18,572	18,503	18,572
Common Equity (551,470 units)				5/20/2024			750	1,010
							19,253	19,582	3%
Estex Manufacturing Company, LLC	Component Manufacturing
First Lien Debt (j)(az)		(S + 5.00%) / (2.00%)	8.87%/0.00%	10/1/2024	10/1/2029	5,531	5,486	5,531
Common Equity (75,000 units)				10/1/2024			750	566
							6,236	6,097	1%
Fishbowl Solutions, LLC	Information Technology Services
First Lien Debt		(S + 7.75%) / (1.00%)	11.97%/0.00%	3/25/2022	3/25/2027	22,894	22,836	22,895
First Lien Debt		(S + 7.75%) / (1.00%)	11.97%/0.00%	12/27/2024	3/25/2027	12,168	12,159	12,168

Revolving Loan ($3,000 unfunded commitment) (i)		(S + 7.75%) / (1.00%)	11.97%/0.00%	12/27/2024	3/25/2027	—	—	—
							34,995	35,063	5%
Fraser Steel LLC	Component Manufacturing
First Lien Debt (bn)		(S + 6.00%) / (2.00%)	9.99%/0.00%	11/5/2025	2/5/2030	13,800	13,737	13,800
Common Equity (500,000 units) (h)				2/5/2025			500	549
							14,237	14,349	2%
Fumex, LLC	Industrial Product Services
First Lien Debt (j)(ar)		(S + 4.75%) / (1.00%)	8.75%/0.00%	11/27/2024	11/27/2029	7,000	6,959	7,000
Common Equity (3,500 units) (h)				11/27/2024			350	346
							7,309	7,346	1%
Global Plasma Solutions, Inc.	Component Manufacturing
Preferred Equity (601 shares)				2/1/2024			162	282
Common Equity (1,705 shares)				9/21/2018			188	199
							350	481	0%
GMP HVAC, LLC (dba McGee Heating & Air, LLC)	Utilities: Services
First Lien Debt (j)(bb)		(S + 6.50%) / (2.00%)	10.37%/0.00%	12/8/2023	12/8/2028	29,460	29,246	29,460
Preferred Equity (1,366 units) (h)				12/8/2023			1,406	1,890
							30,652	31,350	4%
GPS Insight, Inc.	Information Technology Services
First Lien Debt (av)		(S + 5.58%) / (1.00%)	9.57%/0.00%	10/17/2025	5/18/2028	23,201	23,094	23,094	3%

Green Cubes Technology, LLC (dba Green Cubes)	Component Manufacturing
First Lien Debt (j)(ax)		(S + 7.50%) / (2.00%)	11.46%/0.00%	10/16/2024	10/16/2029	22,500	22,289	22,500	3%

Haematologic Technologies, Inc.	Healthcare Services
First Lien Debt		(S + 5.25%) / (3.00%)	9.49%/3.00%	10/11/2019	6/30/2026	6,579	6,579	6,381
Common Equity (630 units) (h)				10/11/2019			630	—
Common Equity (169 units) (h)				6/26/2023			169	—
							7,378	6,381	1%
Hallmark Health Care Solutions, Inc.	Information Technology Services
Common Equity (3,645,752 units)				9/18/2023			3,646	1,638	0%

Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt			11.50%/1.25%	4/25/2023	6/30/2028	25,121	24,947	25,121
Common Equity (5,837 units)				3/23/2016			—	1,224
Common Equity (637 units)				8/7/2023			102	134
Preferred Equity (868 units)				10/16/2020			154	363
							25,203	26,842	4%
IBH Holdings, LLC (fka Inflexxion, Inc.)	Business Services
Common Equity (150,000 units)				6/20/2018			—	—	0%

InductiveHealth Informatics, LLC	Information Technology Services
First Lien Debt (j)		(S + 7.75%) / (2.00%)	11.71%/0.50%	9/20/2024	9/20/2028	35,065	34,775	35,065
First Lien Debt		(S + 7.75%) / (2.00%)	11.71%/0.50%	12/16/2025	9/20/2028	2,993	2,964	2,994
Preferred Equity (367 units)				9/20/2024			292	330
Common Equity (1,361 units)				9/20/2024			—	—
							38,031	38,389	5%
Info Tech Operating, LLC (dba infotech)	Information Technology Services
First Lien Debt (bd)		(S + 4.88%) / (2.00%)	8.55%/0.00%	3/31/2025	3/31/2030	18,000	17,882	18,000	2%

Informatics Holdings, Inc. (dba Wasp Barcode Technologies)	Information Technology Services
First Lien Debt (j)(v)		(S + 6.50%) / (2.50%)	10.49%/0.00%	5/1/2024	3/7/2029	9,000	8,989	9,000
Preferred Equity (1,000,000 units)				3/7/2024			1,000	504
							9,989	9,504	1%
ISI PSG Holdings, LLC (dba Incentive Solutions, Inc.)	Business Services
First Lien Debt (j)(aj)		(S + 7.50%) / (0.50%)	11.32%/0.00%	4/5/2021	4/5/2026	9,465	9,460	9,465
First Lien Debt (an)		(S + 7.50%) / (0.50%)	7.82%/0.00%	6/30/2021	4/5/2026	9,813	9,813	9,809
Common Equity (256,964 units) (h)				4/5/2021			500	349
							19,773	19,623	3%
Janus Health Technologies, Inc.	Information Technology Services
Preferred Equity (68,361 units)				1/3/2024			1,500	1,020	0%

Jumo Health, Inc.	Healthcare Services
First Lien Debt (j)(aw)		(S + 5.50%) / (2.00%)	9.46%/0.00%	8/16/2024	8/16/2029	5,940	5,888	5,940
Common Equity (1,359 shares)				8/16/2024			—	—
Preferred Equity (1,359 shares)				8/16/2024			750	438
							6,638	6,378	1%
KG Lawn Care, Inc. (dba King Green)	Consumer Services
First Lien Debt ($2,500 unfunded commitment)(i)		(S + 5.50%) / (2.00%)	9.34%/0.00%	11/26/2025	11/26/2030	10,000	9,933	9,945
Common Equity (62 Units)				11/26/2025			616	616
							10,549	10,561	1%
The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Common Equity (855 shares)				12/8/2017			933	—	0%

Laboratory Testing, LLC	Business Services
First Lien Debt		(S + 5.25%) / (2.00%)	9.24%/0.00%	4/15/2025	4/15/2030	9,606	9,565	9,606
Revolving Loan ($3,427 unfunded commitment) (i)		(S + 5.25%) / (2.00%)	9.24%/0.00%	4/15/2025	4/15/2030	573	558	573
Common Equity (3,881 units) (h)				4/15/2025			388	254
Preferred Equity (3,619 units) (h)				4/15/2025			362	555
							10,873	10,988	2%
Level Education Group, LLC (dba CE4Less)	Business Services
First Lien Debt (ak)		(S + 5.25%) / (2.00%)	9.47%/0.00%	4/1/2021	9/30/2030	12,485	12,405	12,485
Common Equity (1,000,000 units)				4/1/2021			934	2,798
							13,339	15,283	2%
LifeSpan Biosciences, Inc.	Healthcare Products
Subordinated Debt			11.50%/0.00%	3/19/2021	4/7/2028	16,000	15,980	14,983
Common Equity (108 shares)				6/7/2024			595	421
							16,575	15,404	2%
Mayesh Wholesale Florist, LLC	Specialty Distribution
First Lien Debt (j)(be)		(S + 6.00%) / (2.00%)	9.96%/0.00%	3/18/2025	3/18/2030	10,500	10,397	10,500
First Lien Debt ($2,000 unfunded commitment)(i)(be)		(S + 6.00%) / (2.00%)	9.96%/0.00%	3/18/2025	3/18/2030	—	—	—
Preferred Equity (500,000 units) (h)				3/18/2025			500	736
							10,897	11,236	2%
MBS Opco, LLC (dba Marketron)	Information Technology Services
First Lien Debt		(S + 8.50%) / (1.50%)	12.75%/0.00%	9/29/2022	9/28/2026	27,000	26,975	27,000	4%

MDME Holding Corp.	Healthcare Products
First Lien Debt		(S + 6.25%) / (1.00%)	10.07%/0.00%	8/31/2023	8/3/2027	12,233	12,191	11,677
Common Equity (5,149 units)				9/18/2023			—	—
Preferred Equity (12,500 units)				9/18/2023			1,250	73
Preferred Equity (713 units)				7/1/2025			71	75
							13,512	11,825	2%
Netbase Solutions, Inc. (dba Netbase Quid)	Information Technology Services
First Lien Debt (ap)		(P + 2.00%) / (3.25%)	8.75%/2.00%	11/18/2021	11/18/2026	16,575	16,564	16,575	2%

NWS Technologies, LLC	Utilities: Services
First Lien Debt ($1,140 unfunded commitment)(u)		(S + 7.50%) / (2.50%)	11.49%/0.00%	6/20/2023	6/16/2028	17,760	17,627	17,760
Common Equity (1 unit) (h)				6/20/2023			1,125	1,760
Preferred Equity (0.375 units) (h)				6/20/2023			375	440
							19,127	19,960	3%
OnePath Systems, LLC (n)	Information Technology Services
Common Equity (732,542 shares)				9/30/2022			—	—	0%

Onsight Industries, LLC	Component Manufacturing
First Lien Debt (j)(bf)		(S + 5.50%) / (1.50%)	9.49%/0.00%	3/27/2025	1/7/2030	9,120	9,094	9,120
Common Equity (380,000 units) (h)				1/7/2025			380	351
							9,474	9,471	1%
Palmetto Moon, LLC	Retail
Common Equity (499 units)				11/3/2016			—	1,169	0%

PayEntry Financial Services, Inc. (dba Payentry)	Information Technology Services
Second Lien Debt (bg)			10.50%/1.75%	3/28/2025	9/28/2031	5,626	5,576	5,626
Second Lien Debt			10.50%/1.75%	3/28/2025	9/28/2031	2,880	2,868	2,880
Second Lien Debt ($3,125 unfunded commitment)			10.50%/1.75%	3/28/2025	9/28/2031	—	—	—
Preferred Equity (10,000 units)				3/28/2025			1,000	1,104
							9,444	9,610	1%
Pinnergy, Ltd.	Oil & Gas Services
Subordinated Debt			10.00%/0.00%	6/30/2022	6/30/2027	10,050	10,028	9,929	1%

PowerGrid Services Acquisition, LLC	Utilities: Services
Common Equity (4,490 units) (h)				9/21/2021			53	9
Common Equity (118 units) (h)				7/2/2025			118	43
Common Equity (133 units) (h)				7/2/2025			133	48
							304	100	0%
Prime AE Group, Inc.	Business Services
Preferred Equity (900,000 shares)				11/25/2019			900	349	0%

Pronto Plumbing & Drain, Inc.	Utilities: Services
First Lien Debt		(S + 7.00%) / (2.00%)	10.99%/0.00%	5/22/2025	5/22/2030	8,683	8,598	8,683
Revolving Loan ($500 unfunded commitment)(i)		(S + 7.00%) / (2.00%)	10.99%/0.00%	5/22/2025	5/22/2030	—	(4)	—
Common Equity (Units N/A) (h)				5/22/2025			563	604
							9,157	9,287	1%
Puget Collision, LLC	Retail
First Lien Debt		(S + 4.75%) / (0.75%)	8.42%/0.00%	10/3/2025	10/3/2030	12,500	12,426	12,426
Common Equity (310 units) (h)				1/4/2024			810	1,058
							13,236	13,484	2%
QED Technologies International, Inc.	Component Manufacturing
First Lien Debt (q)		(S + 4.75%) / (1.50%)	9.24%0.00%	3/1/2023	3/1/2028	15,551	15,494	15,551

First Lien Debt (j)(q)		(S + 4.75%) / (1.50%)	9.24%0.00%	5/30/2025	3/1/2028	2,103	2,052	2,103
Common Equity (140 shares)				2/28/2023			1,402	4,018
							18,948	21,672	3%
Quest Software US Holdings Inc.	Information Technology Services
First Lien Debt		(S + 1.00%) / (0.50%)	4.84%/6.75%	8/11/2025	2/1/2030	17,698	17,698	16,582	2%

R1 Holdings, LLC (dba RoadOne IntermodaLogistics)	Transportation services
First Lien Debt (j)		(S + 6.25%) / (1.00%)	9.95%/0.00%	12/30/2022	12/30/2028	6,231	6,104	6,231
Subordinated Debt			8.75%/5.00%	12/30/2022	6/30/2029	1,552	1,526	1,459
Common Equity (280,000 units)				12/30/2022			280	127
							7,910	7,817	1%
R.F. Fager Company LLC	Specialty Distribution
Second Lien Debt			12.75%/0.00%	3/4/2024	8/4/2030	18,000	17,926	18,000
Common Equity (12,500 units) (h)				3/4/2024			1,250	1,450
							19,176	19,450	3%
Sales Rabbit, Inc.	Information Technology Services
First Lien Debt			11.00%/2.00%	12/23/2025	12/23/2030	22,762	22,515	22,515	3%

ServicePower, Inc.	Information Technology Services
First Lien Debt (k)(as)			10.50%/5.50%	3/15/2024	3/15/2028	30,033	29,826	30,033
First Lien Debt (ba)			8.25%/0.00%	6/6/2025	3/15/2028	5	5	5
							29,831	30,038	4%
SES Investors, LLC (dba SES Foam) (n)	Building Products Manufacturing
Common Equity (6,000 units) (h)				9/8/2016			—	—	0%

Sogno Toscano LLC	Specialty Distribution
First Lien Debt (bi)		(S + 5.00%) / (2.00%)	9.00%/0.00%	7/2/2025	1/2/2029	8,500	8,445	8,445
Preferred Equity (6 units)				7/2/2025			4,250	4,250
							12,695	12,695	2%
Suited Connector LLC	Information Technology Services
Second Lien Debt (y)			0.00%/13.00%	10/29/2021	6/1/2028	23,590	15,934	1,476
Common Equity (97,808 units) (h)				12/1/2021			857	—
							16,791	1,476	0%
Tedia Company, LLC	Healthcare Products
First Lien Debt (j)		(S + 7.75%) / (1.00%)	12.00%/0.00%	3/4/2022	3/4/2027	14,100	14,080	14,100
Revolving Loan ($1,750 unfunded commitment) (i)		(S + 7.75%) / (1.00%)	12.00%/0.00%	3/4/2022	3/4/2027	500	495	500
Subordinated Debt			7.25%/7.25%	3/4/2022	9/4/2027	3,322	3,317	3,606
Preferred Equity (1,000 units) (h)				3/4/2022			1,000	994
							18,892	19,200	3%
Thrust Flight LLC	Business Services
First Lien Debt (j)(au)		(S + 5.75%) / (2.00%)	9.71%/0.00%	9/9/2024	9/9/2029	12,586	12,503	12,586
First Lien Debt ($1,818 unfunded commitment)(i)(au)		(S + 5.75%) / (2.00%)	9.71%/0.00%	9/9/2024	9/9/2029	—	—	—
Subordinated Debt (j)			10.00%/5.00%	12/11/2025	3/9/2030	1,526	1,496	1,496
Common Equity (1,050,000 units) (h)				9/9/2024			1,050	681
							15,049	14,763	2%
True Environmental Inc.	Business Services
First Lien Debt (j) (bj)		(S + 5.50%) / (2.00%)	9.46%/0.00%	5/12/2025	5/12/2030	6,650	6,610	6,650
First Lien Debt ($1,125 unfunded commitment)(bj)		(S + 5.50%) / (2.00%)	9.46%/0.00%	5/12/2025	5/12/2030	—	—	—
First Lien Debt ($2,250 unfunded commitment)(bj)		(S + 5.50%) / (2.00%)	9.46%/0.00%	5/12/2025	5/12/2030	13,300	13,219	13,300
Common Equity (312,500 units) (h)				5/12/2025			500	246
							20,329	20,196	3%
UBEO, LLC	Business Services
Common Equity (705,000 units) (h)				4/3/2018			655	1,967	0%

United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)				4/1/2012			891	—
Warrant (57,469 units) (m)				3/5/2012			564	—
							1,455	—	0%
USG AS Holdings, LLC	Utilities: Services
Common Equity (Units N/A)				2/21/2023			4	2,802	1%

Virginia Tile Company, LLC (n)	Specialty Distribution
Common Equity (Units N/A)				12/19/2014			—	—	0%

Virtex Enterprises, LP	Component Manufacturing
Second Lien Debt (y)		(S + 0.00%) / (2.50%)	3.82%/9.75%	4/13/2022	9/30/2027	17,381	10,907	—
Subordinated Debt (y)		(S + 4.00%) / (2.50%)	9.82%/0.00%	9/20/2023	3/31/2027	356	307	208
							11,214	208	0%
VMS MSO, LLC (dba Vytal Health Partners)	Healthcare Services
First Lien Debt			13.75%/0.00%	12/18/2025	12/18/2030	15,000	14,923	14,923
Revolving Loan ($1,500 unfunded commitment)(i)			13.75%/0.00%	12/18/2025	12/18/2030	—	(7)	—
							14,916	14,923	2%
W50 Holdings, LLC	Business Services

Subordinated Debt			11.50%/0.00%	3/22/2024	3/24/2031	12,500	12,383	12,500
Preferred Equity (Units N/A) ($100 unfunded commitment)				3/21/2024			900	819
							13,283	13,319	2%
Waterworks Solutions Acquisition, Inc. (dba CITCO Water)	Specialty Distribution
First Lien Debt ($3,500 unfunded commitment)(z)(bm)		(S + 4.75%) / (2.00%)	8.44%/0.00%	12/26/2025	12/26/2030	15,995	15,875	15,875	2%

White Label Communication, LLC	Information Technology Services
First Lien Debt (j)(ab)		(S + 5.25%) / (1.00%)	9.21%/0.00%	6/30/2025	6/30/2030	24,400	24,263	24,400
Common Equity (536 units) (h)				10/11/2023			—	—
Preferred Equity (5,000 units) (h)				10/11/2023			500	500
							24,763	24,900	3%
Wonderware Holdings, LLC (dba CORE Business Technologies)	Information Technology Services
First Lien Debt (z)		(S + 5.00%) / (2.00%)	8.72%/0.00%	2/10/2021	5/14/2028	8,316	8,316	8,316	1%

World Tours LLC	Consumer Services
First Lien Debt (ay)		(S + 6.50%) / (2.00%)	10.49%/0.00%	11/13/2024	11/13/2029	6,000	5,965	6,000
Preferred Equity (1,000,000 units) (h)				11/13/2024			1,000	1,517
							6,965	7,517	1%
Worldwide Express Operations, LLC	Transportation services
Common Equity (795,000 units)				7/21/2021			795	994
Common Equity (752,380 units) (h)				7/26/2021			225	762
							1,020	1,756	0%
Zonkd, LLC	Component Manufacturing
Common Equity (4,987 units) (h)				3/18/2022			169	487	0%

Total Non-control/Non-affiliate Investments							$1,222,476	$1,205,738	163%

Total Investments							$1,299,294	$1,324,753	179%

Money market funds (included in cash and cash equivalents)
Goldman Sachs Financial Square Treasury Obligation Institution CUSIP (38141W323) (ad)			3.65%/0.00%				$68,974	$68,974	9%
Total money market funds							$68,974	$68,974	9%
Total Investments and Money Market Funds							$1,368,268	$1,393,727	188%

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

Note 2. Significant Accounting Policies

Basis of presentation: The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) pursuant to the requirements for reporting on Form 10-Q, Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies (“ASC 946”), and Articles 6 and 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. The current period’s results of operation are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2025.

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

Deferred financing costs: Deferred financing costs consist of fees and expenses paid in connection with the SBA debentures, the SPV Credit Facility and the unsecured notes (each as described in Note 6). Deferred financing costs are capitalized and amortized to interest and financing expenses over the term of the debt agreement using the effective interest method. Unamortized deferred financing costs are presented as an offset to the corresponding debt liabilities on the consolidated statements of assets and liabilities.

Realized losses on extinguishment of debt: Upon the repayment of debt obligations which are deemed to be extinguishments, the difference between the principal amount due at maturity, adjusted for any unamortized deferred financing costs, is recognized as a loss (i.e., the unamortized deferred financing costs are recognized as a loss upon extinguishment of the underlying debt obligation).

Deferred offering costs: Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of offering its securities. Upon the completion of an equity offering or a debt offering, the deferred expenses are charged to additional paid-in capital or deferred financing costs, respectively. If no offering is completed prior to the expiration of the registration statement, the deferred costs are charged to expense. These expenses are included in prepaid expenses and other assets on the consolidated statements of assets and liabilities.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits included in the income tax provision, if any. There were no material uncertain income tax positions at March 31, 2026 and December 31, 2025. The Company’s tax returns are generally subject to examination by U.S. federal and most state tax authorities for a period of three years from the date the respective returns are filed, and, accordingly, tax years after 2021 remain subject to examination.

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

Earnings and net asset value per share: The earnings per share calculations for the three months ended March 31, 2026 and 2025 are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Stock Repurchase Program: The Company has an open market stock repurchase program (the “Stock Repurchase Program”) under which the Company may acquire up to $5,000 of its outstanding common stock. Under the Stock Repurchase Program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by the Company’s management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. Most recently, on November 3, 2025, the Board extended the Stock Repurchase Program through December 31, 2026, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require the Company to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. The Company did not make any repurchases of common stock during the three months ended March 31, 2026 and 2025. Refer to Note 8. Common Stock for additional information concerning stock repurchases.

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

As of March 31, 2026, the Company had active investments in 97 portfolio companies and residual investments in seven portfolio companies that have sold their underlying operations. The aggregate fair value of the total portfolio was $1,369,257 and the weighted average yield on the Company’s debt investments was 12.5% as of such date. As of March 31, 2026, the Company held equity investments in 85.6% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 2.0%.

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

The weighted average yield of the Company’s debt investments is not the same as a return on investment for its stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of all of the Company’s and its subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of March 31, 2026 and December 31, 2025, including accretion of OID and debt investment origination fees, but excluding investments on non-accrual status and investments recorded as a secured borrowing.

Purchases of debt and equity investments for the three months ended March 31, 2026 and 2025 totaled $118,646 and $115,555, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the three months ended March 31, 2026 and 2025 totaled $73,052 and $57,343, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	March 31,		December 31,		March 31,		December 31,
	2026		2025		2026		2025
First Lien Debt(1)	$1,055,449	77.1%	$1,019,063	77.0%	$1,062,048	79.5%	$1,014,497	78.1%
Second Lien Debt	69,514	5.1	68,929	5.2	80,484	6.0	95,576	7.3
Subordinated Debt	94,706	6.9	94,412	7.1	96,139	7.2	95,316	7.3
Equity	149,467	10.9	142,111	10.7	96,647	7.2	93,088	7.2
Warrants	121	—	238	—	817	0.1	817	0.1
Total	$1,369,257	100.0%	$1,324,753	100.0%	$1,336,135	100.0%	$1,299,294	100.0%

(1)

Includes unitranche investments, which account for 50.0% and 51.3% of the Company's portfolio on a fair value and cost basis as of March 31, 2026, respectively. Includes unitranche investments, which account for 48.3% and 49.3% of the Company's portfolio on a fair value and cost basis as of December 31, 2025, respectively.

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Fair Value				Cost
	March 31,		December 31,		March 31,		December 31,
	2026		2025		2026		2025
United States
Midwest	$159,525	11.7%	$162,362	12.3%	$113,237	8.5%	$114,396	8.8%
Southeast	403,676	29.4	387,245	29.1	394,269	29.5	379,889	29.3
Northeast	271,803	19.9	263,070	19.9	271,898	20.3	262,718	20.2
West	217,419	15.9	213,090	16.1	227,030	17.0	232,829	17.9
Southwest	300,844	21.9	282,971	21.4	313,776	23.5	293,590	22.6
Canada	15,990	1.2	16,015	1.2	15,925	1.2	15,872	1.2
Total	$1,369,257	100.0%	$1,324,753	100.0%	$1,336,135	100.0%	$1,299,294	100.0%

The following table shows portfolio composition by type and by geographic region at fair value as a percentage of net assets.

By Type			By Geographic Region
	March 31,	December 31,		March 31,	December 31,
	2026	2025		2026	2025
First Lien Debt	142.2%	137.4%	United States
Second Lien Debt	9.4	9.3	Midwest	21.5%	21.9%
Subordinated Debt	12.8	12.7	Southeast	54.4	52.2
Equity	20.1	19.2	Northeast	36.6	35.5
Warrants	—	—	West	29.3	28.7
Total	184.5%	178.6%	Southwest	40.5	38.1
			Canada	2.2	2.2
			Total	184.5%	178.6%

As of March 31, 2026 and December 31, 2025, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio on a fair value or cost basis. As of March 31, 2026 and December 31, 2025, the Company had no investments that exceeded 5% of total assets.

As of March 31, 2026 and December 31, 2025, the Company had debt investments in one portfolio company and two portfolio companies, respectively, on non-accrual status.

	March 31, 2026				December 31, 2025
	Fair				Fair
Portfolio Company	Value		Cost		Value	Cost
Suited Connector LLC	$—	(1)	$—	(1)	$1,476	$15,934
Virtex Enterprises, LP	131		11,208		208	11,214
Total	$131		$11,208		$1,684	$27,148

(1)	The Company exited its debt investment in such portfolio company and did not hold such investment as of March 31, 2026.

Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of control and affiliate investments as of December 31, 2025 and any additions and reductions made to such investments during the three months ended March 31, 2026, the ending fair value as of March 31, 2026, and the total investment income earned on such investments during the period.

						Three Months Ended March 31, 2026
Portfolio Company (1)	March 31, 2026 Principal Amount - Debt Investments	December 31, 2025 Fair Value	Gross Additions (2)	Gross Reductions (3)	March 31, 2026 Fair Value	Net Realized Gains (Losses) (4)	Net Change in Unrealized Appreciation (Depreciation)	Interest Income	Payment-in-kind Interest Income	Dividend Income	Fee Income
Control Investments
US GreenFiber, LLC	$—	$—	$120	$(120)	$—	$(120)	$—	$—	$—	$—	$—
Total Control Investments	$—	$—	$120	$(120)	$—	$(120)	$—	$—	$—	$—	$—
Affiliate Investments
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	$9,602	$26,487	$—	$(517)	$25,970	$—	$(518)	$264	$—	$—	$—
CP Communications, LLC	5,782	6,432	85	(78)	6,439	—	82	237	—	—	3
Medsurant Holdings, LLC	—	308	—	(152)	156	—	(151)	—	—	—	—
Pfanstiehl, Inc.	—	40,995	239	—	41,234	—	240	—	—	—	—
PIPCO, LLC	8,978	9,699	3	(23)	9,679	—	(1)	230	—	—	6
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	28,435	31,197	1,503	—	32,700	—	1,496	810	—	—	5
Steward Holding LLC (dba Steward Advanced Materials)	—	3,897	814	—	4,711	—	814	—	—	—	—
Suited Connector LLC	—	—	2,016	—	2,016	—	—	—	—	—	—
Total Affiliate Investments	$52,797	$119,015	$4,660	$(770)	$122,905	$—	$1,962	$1,541	$—	$—	$14

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

The table below represents the fair value of control and affiliate investments as of December 31, 2024 and any additions and reductions made to such investments during the year ended December 31, 2025, including the total investment income earned on such investments during the period.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

An investment’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s investment portfolio is comprised entirely of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available, with the exception of money market funds, which are valued using Level 1 inputs as of March 31, 2026. Therefore, the Company values such portfolio investments at fair value, as determined in good faith by the Board, using Level 3 inputs with the exception of money market funds that were valued using Level 1 inputs as of March 31, 2026. The degree of judgment exercised by the Board in determining fair value is greatest for investments classified as Level 3 inputs. Due to the inherent uncertainty of determining the fair values of investments that do not have readily available market quotations, the Board’s estimate of fair values may differ significantly from the values that would have been used had a ready market for the securities existed, and those differences may be material. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the amounts ultimately realized on these investments to be materially different than the valuations currently assigned.

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

The Board consulted with the independent third-party valuation firm(s) in arriving at our determination of fair value for 21 and 21 of our portfolio company investments representing 28.7% and 26.7% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended March 31, 2026 and December 31, 2025, respectively) as of March 31, 2026 and December 31, 2025, respectively.

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

The following tables present fair value measurements of investments by major class according to the fair value hierarchy:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$1,055,449	$1,055,449
Second Lien Debt	—	—	69,514	69,514
Subordinated Debt	—	—	94,706	94,706
Equity	—	—	149,467	149,467
Warrants	—	—	121	121
Money Market Funds	48,277	—	—	48,277
Total	$48,277	$—	$1,369,257	$1,417,534

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$1,019,063	$1,019,063
Second Lien Debt	—	—	68,929	68,929
Subordinated Debt	—	—	94,412	94,412
Equity	—	—	142,111	142,111
Warrants	—	—	238	238
Money Market Funds	68,974	—	—	68,974
Total	$68,974	$—	$1,324,753	$1,393,727

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the three months ended March 31, 2026 and 2025.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2026 and 2025:

	First Lien	Second Lien	Subordinated
	Debt	Debt	Debt	Equity	Warrants	Total
Balance, December 31, 2024	$718,120	$83,543	$142,839	$138,371	$7,633	$1,090,506
Net realized gains (losses) on investments	—	—	—	6,131	7,199	13,330
Net change in unrealized appreciation (depreciation) on investments	1,180	(2,203)	(158)	(3,523)	(5,089)	(9,793)
Purchase of investments	104,846	6,746	3	3,960	—	115,555
Proceeds from sales and repayments of investments	(23,729)	—	(16,690)	(7,468)	(9,456)	(57,343)
Interest and dividend income paid-in-kind	700	715	824	—	—	2,239
Proceeds from loan origination fees	(621)	(56)	—	—	—	(677)
Accretion of loan origination fees	409	27	112	—	—	548
Accretion of original issue discount	19	22	2	—	—	43
Balance, March 31, 2025	$800,924	$88,794	$126,932	$137,471	$287	$1,154,408
Balance, December 31, 2025	$1,019,063	$68,929	$94,412	$142,111	$238	$1,324,753
Net realized gains (losses) on investments	—	(15,034)	—	2,829	—	(12,205)
Net change in unrealized appreciation (depreciation) on investments	(11,166)	15,678	(529)	3,797	(117)	7,663
Purchase of investments	113,811	—	191	4,644	—	118,646
Proceeds from sales and repayments of investments	(68,234)	(898)	(6)	(3,914)	—	(73,052)
Interest and dividend income paid-in-kind	1,644	814	611	—	—	3,069
Proceeds from loan origination fees	(425)	—	(4)	—	—	(429)
Accretion of loan origination fees	742	25	30	—	—	797
Accretion of original issue discount	14	—	1	—	—	15
Balance, March 31, 2026	$1,055,449	$69,514	$94,706	$149,467	$121	$1,369,257

Net change in unrealized appreciation/(depreciation) of $(1,445) for the three months ended March 31, 2026 was attributable to Level 3 investments held at March 31, 2026. Net change in unrealized appreciation/(depreciation) of $(6,416) for the three months ended March 31, 2025 was attributable to Level 3 investments held at March 31, 2025.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of March 31, 2026 and December 31, 2025. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at	Valuation	Unobservable	Range
	March 31, 2026	Techniques	Inputs	(weighted average)(1)
Debt investments:
First Lien Debt	$1,055,449	Discounted cash flow	Weighted average cost of capital	7.0% - 25.3% (13.2%)

Second Lien Debt	69,514	Discounted cash flow	Weighted average cost of capital	12.8% - 22.5% (15.7%)
	—	Enterprise value waterfall	EBITDA multiples	3.8x - 3.8x (3.8x)

Subordinated Debt	94,575	Discounted cash flow	Weighted average cost of capital	12.0% - 35.0% (16.1%)
	131	Enterprise value waterfall	EBITDA multiples	3.8x - 3.8x (3.8x)

Equity investments:
Equity	140,270	Enterprise value waterfall	EBITDA multiples	3.0x - 19.0x (9.9x)
	9,162	Enterprise value waterfall	Revenue multiples	1.3x - 7.5x (5.1x)
	35	Probability weighted expected return	Probability	6.2% - 6.2% (6.2%)

Warrants	—	Enterprise value waterfall	Revenue multiples	1.6x - 1.6x (1.6x)
	121	Probability weighted expected return	Probability	6.2% - 6.2% (6.2%)

(1) Unobservable inputs were weighted by the relative fair value of the instruments.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Fair Value at	Valuation	Unobservable	Range
	December 31, 2025	Techniques	Inputs	(weighted average)(1)
Debt investments:
First Lien Debt	$1,019,063	Discounted cash flow	Weighted average cost of capital	7.2% - 62.9% (13.7%)

Second Lien Debt	67,453	Discounted cash flow	Weighted average cost of capital	12.8% - 22.5% (15.5%)
	1,476	Option pricing	Volatility of credit	70.0% - 70.0% (70.0%)
	—	Enterprise value waterfall	EBITDA multiples	6.0x - 6.0x (6.0x)

Subordinated Debt	94,204	Discounted cash flow	Weighted average cost of capital	11.5% - 20.0% (13.9%)
	208	Enterprise value waterfall	EBITDA multiples	6.0x - 6.0x (6.0x)

Equity investments:
Equity	133,216	Enterprise value waterfall	EBITDA multiples	1.3x - 22.0x (9.7x)
	8,826	Enterprise value waterfall	Revenue multiples	0.4x - 8.5x (5.7x)
	69	Probability weighted expected return	Probability	10.0% - 25.0% (11.5%)

Warrants	—	Enterprise value waterfall	EBITDA multiples	3.5x - 3.5x (3.5x)
	—	Enterprise value waterfall	Revenue multiples	1.5x - 1.5x (1.5x)
	238	Probability weighted expected return	Probability	10.0% - 25.0% (11.5%)

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

Other Financial Assets and Liabilities

ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Company believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, interest receivable and accounts payable and other liabilities approximate the fair value of such items due to the short maturity of such instruments. The Company’s borrowings under the SPV Credit Facility (as defined in Note 6), the SBA debentures, and the Notes (as defined in Note 6) are recorded at their respective carrying values.

The following tables summarize the carrying value and fair value of the Company’s debt obligations as of March 31, 2026 and December 31, 2025.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	March 31, 2026(5)		December 31, 2025(5)
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
SBA debentures (2)	$260,500	$260,500	$237,500	$237,500
SPV Credit Facility borrowings (3)	85,150	85,150	83,850	83,850
November 2026 Notes (4)	125,000	121,828	125,000	120,455
March 2030 Notes (4)	200,000	193,411	200,000	191,957
Total	$670,650	$660,889	$646,350	$633,762
(1)
Carrying value represents the outstanding principal balance of the debt obligation.
(2)
The fair value of the SBA debentures is estimated by discounting the remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date and the ability of market participants to prepay the debentures, which are Level 3 inputs under ASC Topic 820.
(3)
The fair value of the SPV Credit Facility, if valued under ASC Topic 820, is based on a market yield approach and current interest rates, which are Level 3 inputs to the market yield model.
(4)
The fair value of the November 2026 Notes (as defined in Note 6) and the March 2030 Notes (as defined in Note 6) are estimated by discounting the remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date, which are Level 3 inputs under ASC Topic 820.
(5)
Totals exclude $11,594 and $12,000 of Secured Borrowings as of March 31, 2026 and December 31, 2025, respectively.

The following table summarizes the inputs used to value the Company’s debt obligations if measured at fair value as of March 31, 2026 and December 31, 2025.

	Fair Value
	March 31,	December 31,
Valuation Inputs	2026	2025
Level 1	$—	$—
Level 2	—	—
Level 3	660,889	633,762
Total	$660,889	$633,762

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

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than restricted cash and cash or cash equivalents, but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The Board accepted a voluntary, non-contractual, and unconditional waiver from the Investment Advisor to exclude any investments recorded as secured borrowings as defined under GAAP from the base management fee payable effective April 1, 2021. See Note 6. Debt – Secured Borrowings for more information about the secured borrowings. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement for the three months ended March 31, 2026 and 2025 was $5,913 and $4,922, respectively. The base management fee waiver for the three months ended March 31, 2026 and 2025 was $51 and $59, respectively. Accordingly, as of March 31, 2026 and December 31, 2025, the base management fee payable (net of the base management fee waiver) was $5,862 and $5,596, respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee for the three months ended March 31, 2026 and 2025 was $5,834 and $4,594, respectively. As of March 31, 2026 and December 31, 2025, the income incentive fee payable was $5,834 and $4,721, respectively.

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid in cash to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and losses since the Company's IPO on June 24, 2011 (realized capital gains and losses include realized gains and losses on investments, net of income tax provision from realized gains on investments, and realized losses on extinguishment of debt, but excluding income tax (provision) benefit from deemed distribution of long term capital gains), and the aggregate unrealized capital depreciation on investments as of the date of the calculation. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains on investments, less cumulative aggregate tax (provision) benefit on realized gains (losses), less cumulative aggregate realized capital losses on investments, less aggregate unrealized capital depreciation on investments, and less cumulative aggregate realized losses on extinguishment of debt. If this number is positive at the end of such year, then the capital gains incentive fee to be paid in cash for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of March 31, 2026 and December 31, 2025, none of the capital gains incentive fee was payable in cash because cumulative aggregate realized capital gains and losses on investments exceeded aggregate unrealized capital depreciation on investments plus realized losses on extinguishment of debt. The aggregate amount of capital gains incentive fees paid from the IPO through March 31, 2026 was $17,577.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

In addition, the Company accrues, but does not pay in cash, a capital gains incentive fee in connection with any unrealized capital appreciation on investments, as applicable. If, on a cumulative basis, the sum of (i) net realized gains/(losses) on investments, net of income tax (provision) benefit from realized gains on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of (i) net realized gains/(losses) on investments, net of income tax (provision) benefit from realized gains on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt. The capital gains incentive fee accrued (reversed) during the three months ended March 31, 2026 and 2025 was $(952) and $287, respectively. As of March 31, 2026 and December 31, 2025, the accrued capital gains incentive fee payable was $15,462 and $16,414, respectively.

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

Administration Agreement: The Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. Most recently, on June 11, 2025, the Board approved the renewal of the Administration Agreement for the period from June 20, 2025 through June 20, 2026. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides clerical, bookkeeping, and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies on the Company's behalf to those portfolio companies that have accepted the Company's offer to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies, including “dead deal” expenses. Under the Administration Agreement, administrative service expenses for the three months ended March 31, 2026 and 2025 was $771 and $602, respectively. As of March 31, 2026 and December 31, 2025, the accrued administrative service expense payable was $390 and $993, respectively.

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

Amounts available to borrow under the SPV Credit Facility are subject to a minimum borrowing/collateral base that applies an advance rate to certain investments held by the SPV. The SPV is subject to limitations with respect to the investments securing the SPV Credit Facility, including, but not limited to, restrictions on sector concentrations, loan size, payment frequency and status and collateral interests, as well as restrictions on portfolio company leverage, which may also affect the borrowing base and therefore amounts available to borrow. The SPV Credit Facility is secured primarily by a pledge of 100% of the equity interest in the SPV held by the Company and the SPV’s assets, which consist of certain bank loans or securities. As of March 31, 2026 and December 31, 2025, the remaining available borrowing base on the SPV Credit Facility was $92,472 and $102,208, respectively.

The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements. These covenants are subject to important limitations and exceptions that are described in the documents governing the SPV Credit Facility. As of March 31, 2026 and December 31, 2025, the Company was in compliance in all material respects with the terms of the SPV Credit Agreement.

SBA debentures: The SBIC Funds use debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs; such debentures have 10-year terms with the entire principal balance due at maturity and are guaranteed by the SBA. Interest on SBA debentures is payable semi-annually on March 1 and September 1. As of March 31, 2026 and December 31, 2025, approved and unused SBA debenture commitments were $54,000 and $84,000, respectively. The SBA may limit the amount that may be drawn each year under any SBA debenture commitments, and each issuance of leverage is conditioned on such SBIC Fund’s full compliance, as determined by the SBA, with the terms and conditions under SBA regulations.

As of March 31, 2026 and December 31, 2025, the Company’s issued and outstanding SBA debentures mature as follows:

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Pooling	Maturity	Fixed	March 31,	December 31,
Date (1)	Date	Interest Rate	2026	2025
9/25/2019	9/1/2029	2.377%	$7,500	$7,500
3/25/2020	3/1/2030	2.172	6,000	6,000
9/22/2021	9/1/2031	1.398	11,500	11,500
3/23/2022	3/1/2032	3.209	43,000	43,000
9/21/2022	9/1/2032	4.533	17,500	17,500
3/22/2023	3/1/2033	5.439	4,000	4,000
3/22/2023	3/1/2033	5.341	3,000	3,000
3/22/2023	3/1/2033	5.341	3,000	3,000
3/22/2023	3/1/2033	5.439	—	5,000
3/22/2023	3/1/2033	5.439	5,000	5,000
3/22/2023	3/1/2033	5.341	7,000	7,000
3/22/2023	3/1/2033	5.341	4,000	4,000
9/20/2023	9/1/2033	5.861	3,000	5,000
9/20/2023	9/1/2033	5.735	3,000	3,000
3/20/2024	3/1/2034	5.082	3,000	3,000
3/20/2024	3/1/2034	5.082	12,000	12,000
3/20/2024	3/1/2034	5.082	2,000	2,000
3/20/2024	3/1/2034	5.082	2,000	2,000
3/20/2024	3/1/2034	5.082	3,000	3,000
3/26/2025	3/1/2035	5.310	19,500	19,500
9/25/2025	9/1/2035	4.879	10,000	10,000
9/25/2025	9/1/2035	4.879	10,000	10,000
3/25/2026 (²)	3/1/2036	4.973	5,000	5,000
3/25/2026 (²)	3/1/2036	4.973	3,500	3,500
3/25/2026 (³)	3/1/2036	4.973	13,000	13,000
3/25/2026 (⁴)	3/1/2036	4.973	30,000	30,000
3/25/2026	3/1/2036	4.973	30,000	—
Total outstanding SBA debentures			$260,500	$237,500

(1)

The SBA has quarterly scheduled pooling dates for debentures (in each of March, June, September, and December). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.

(2)	The Company issued SBA debentures which did not pool until March 2026. Prior to the pooling date, the debentures bore interest at a fixed interim interest rate of 4.74%.
(3)	The Company issued SBA debentures which did not pool until March 2026. Prior to the pooling date, the debentures bore interest at a fixed interim interest rate of 4.73%.
(4)	The Company issued SBA debentures which did not pool until March 2026. Prior to the pooling date, the debentures bore interest at a fixed interim interest rate of 4.55%.

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

Secured Borrowing

As of March 31, 2026 and December 31, 2025, the carrying value of secured borrowings totaled $11,594 and $12,000, respectively, and the fair value of the associated loans included in investments was $11,594 and $11,995, respectively. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets that did not meet the definition of a “participating interest” as defined in ASC 860 (see Note 2. Significant Accounting Policies - Partial loan and equity sales for more information). As a result, sale treatment was not permitted and these partial loan sales were treated as secured borrowings. The weighted average interest rate on our secured borrowings was approximately 7.9% and 7.9% as of March 31, 2026, and December 31, 2025, respectively.

Senior Securities

As of March 31, 2026 and December 31, 2025, the aggregate amount outstanding of the senior securities (including secured borrowings) issued by the Company was $421,744 and $420,850, respectively, for which our asset coverage was 275.9% and 276.3%, respectively. The SBA debentures are excluded from the definition “senior securities” in the asset coverage requirement applicable to the Company under the 1940 Act pursuant to exemptive relief granted to us by the SEC on June 30, 2014. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as the Company’s consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

Interest and Financing Expenses

Interest and fees related to the Company’s debt for the three months ended March 31, 2026 and 2025 which are included in interest and financing expenses on the consolidated statements of operations, were as follows:

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Three Months Ended March 31, 2026
		SPV
	SBA Debentures	Credit Facility	Secured Borrowings	Notes	Total
Stated interest expense	$2,666	$1,628	$259	$4,469	$9,022
Amortization of deferred financing costs	237	166	—	350	753
Total interest and financing expenses	$2,903	$1,794	$259	$4,819	$9,775
Weighted average stated interest rate, period end	4.441%	6.283%	7.882%	5.500%	5.234%
Effective interest rate (1)	4.819%	6.584%	7.882%	5.940%	5.626%
Unused commitment fee rate, period end	N/A	0.500%	N/A	N/A	N/A

	Three Months Ended March 31, 2025
		Revolving
	SBA Debentures	Credit Facility	Secured Borrowings	Notes	Total
Stated interest expense	$1,941	$1,122	$317	$2,803	$6,183
Amortization of deferred financing costs	195	98	—	297	590
Total interest and financing expenses	$2,136	$1,220	$317	$3,100	$6,773
Weighted average stated interest rate, period end	4.323%	N/A	8.498%	4.875%	4.781%
Effective interest rate (1)	4.759%	0.286%	8.498%	5.377%	5.260%
Unused commitment fee rate, period end	N/A	1.261%	N/A	N/A	N/A

(1) The effective interest rate is equal to the weighted average stated interest rate plus the amortization of deferred financing costs.

Realized Losses on Extinguishment of Debt

During the three months ended March 31, 2026, the Company prepaid $7,000 of SBA debentures which were scheduled to mature in 2033. During the three months ended March 31, 2025, the Company prepaid $12,500 of SBA debentures which were scheduled to mature on dates ranging from 2032 to 2033. As a result of the prepayments, the Company recognized realized losses on extinguishment of debt of $117 and $251 equal to the write-off of the related unamortized deferred financing costs, during the three months ended March 31, 2026 and 2025, respectively.

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations, using the effective interest method, over the term of the respective financing instrument. Deferred financing costs related to the SBA debentures, the SPV Credit Facility, and the Notes as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026				December 31, 2025
		SPV				SPV
	SBA	Credit			SBA	Credit
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
SBA debenture commitment fees	$3,500	$—	$—	$3,500	$3,500	$—	$—	$3,500
SBA debenture leverage fees	7,207	—	—	7,207	6,477	—	—	6,477
SPV Credit Facility upfront fees	—	3,349	—	3,349	—	3,342	—	3,342
Notes underwriting discounts	—	—	8,505	8,505	—	—	8,505	8,505
Notes debt issuance costs	—	—	1,363	1,363	—	—	1,361	1,361
Total deferred financing costs	10,707	3,349	9,868	23,924	9,977	3,342	9,866	23,185
Less: accumulated amortization	(3,388)	(286)	(6,109)	(9,783)	(3,034)	(119)	(5,757)	(8,910)
Unamortized deferred financing costs	$7,319	$3,063	$3,759	$14,141	$6,943	$3,223	$4,109	$14,275

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures, the SPV Credit Facility and the Notes liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of March 31, 2026 and December 31, 2025:

	March 31, 2026(1)				December 31, 2025(1)
		SPV				SPV
	SBA	Credit			SBA	Credit
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
Outstanding debt	$260,500	$85,150	$325,000	$670,650	$237,500	$83,850	$325,000	$646,350
Less: unamortized deferred financing costs	(7,319)	(3,063)	(3,759)	(14,141)	(6,943)	(3,223)	(4,109)	(14,275)
Debt, net of deferred financing costs	$253,181	$82,087	$321,241	$656,509	$230,557	$80,627	$320,891	$632,075
(1)
Total excludes $11,594 and $12,000 of Secured Borrowings as of March 31, 2026 and December 31, 2025, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

As of March 31, 2026, the Company’s debt liabilities are scheduled to mature as follows (1):

		SPV
	SBA	Credit	Secured
Year	Debentures	Facility (2)	Borrowings	Notes	Total
2026	$—	$—	$9,813	$125,000	$134,813
2027	—	—	1,771	—	1,771
2028	—	—	5	—	5
2029	7,500	—	5	—	7,505
2030	6,000	85,150	—	200,000	291,150
2031	11,500	—	—	—	11,500
Thereafter	235,500	—	—	—	235,500
Total	$260,500	$85,150	$11,594	$200,000	$682,244

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

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to portfolio companies to fund various undrawn revolving loans, other debt investments and capital commitments totaling $28,252 and $37,181 as of March 31, 2026 and December 31, 2025, respectively. Such outstanding commitments are summarized in the following table:

	March 31, 2026		December 31, 2025
	Total	Unfunded	Total	Unfunded
Portfolio Company - Investment	Commitment	Commitment	Commitment	Commitment
Acendre Midco, Inc. - Revolving Loan	$1,000	$—	$1,000	$—
Ad Info Parent, Inc. (dba MediaRadar) - Revolving Loan	1,442	1,442	1,442	1,195
Air Burners, Inc. - Common Equity	1,000	200	1,000	200
Axis Medical Technologies LLC (dba MoveMedical) - Revolving Loan	800	800	800	800
Bobcat of Connecticut, LLC - Common Equity	250	250	250	250
Detechtion Holdings, LLC - First Lien Debt	1,250	—	1,250	—
Detechtion Holdings, LLC - Revolving Loan	1,000	1,000	1,000	1,000
Enterprise Asset Management FM Purchaser, Inc. (dba MCIM) - First Lien Debt	3,000	1,500	3,000	3,000
Fishbowl Solutions, LLC - Revolving Loan	3,000	3,000	3,000	3,000
KG Lawn Care, Inc. (dba King Green) - First Lien Debt	—	—	2,500	2,500
Laboratory Testing, LLC - Revolving Loan	4,000	3,427	4,000	3,427
Mayesh Wholesale Florist, LLC - First Lien Debt	2,000	500	2,000	2,000
NWS Technologies, LLC - First Lien Debt	1,900	355	1,900	1,140
PayEntry Financial Services, Inc. (dba Payentry) - Second Lien (DDTL B)	1,563	1,563	1,563	1,563
PayEntry Financial Services, Inc. (dba Payentry) - Second Lien (DDTL B)	1,563	1,563	1,563	1,563
PIPCO, LLC - Revolving Loan	3,000	3,000	3,000	3,000
Pronto Plumbing & Drain, Inc. - Revolving Loan	500	500	500	500
Tedia Company, LLC - Revolving Loan	2,250	1,750	2,250	1,750
Thrust Flight LLC - First Lien Debt	1,818	1,818	1,818	1,818
True Environmental Inc. - First Lien Debt	3,375	1,534	3,375	3,375
VMS MSO, LLC (dba Vytal Health Partners) - Revolving Loan	1,500	1,500	1,500	1,500
W50 Holdings, LLC - Preferred Equity	1,000	100	1,000	100
Waterworks Solutions Acquisition, Inc. (dba CITCO Water) - First Lien Debt	3,500	2,450	3,500	3,500
Total	$40,711	$28,252	$43,211	$37,181

Additional detail for each of the commitments above is provided in the Company’s consolidated schedules of investments. As of March 31, 2026 and December 31, 2025, the Company had sufficient liquidity coverage to satisfy these unfunded commitments. Cash and cash equivalents were $49,684 and $69,995 and available borrowings, subject to borrowing base restrictions, under the SPV Credit Facility were $139,850 and $141,150 as of March 31, 2026 and December 31, 2025, respectively.

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

Equity ATM Program

On November 10, 2022, the Company established the at-the-market program (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through Raymond James & Associates, Inc. and B. Riley Securities, Inc., each as sales agents, shares of the Company’s common stock having an aggregate offering price of up to $50,000. On August 11, 2023, the Company increased the maximum amount of shares to be sold through the ATM Program to $150,000 from $50,000. On February 29, 2024, the Company increased the maximum amount of shares to be sold through the ATM Program to $300,000 from $150,000. On March 2, 2026, the Company increased the maximum amount of shares to be sold through the ATM Program to $400,000 from $300,000. The gross proceeds raised, the related sales agent commissions and the offering expenses, the net proceeds raised, and the average price at which shares were issued under the ATM Program for the three months ended March 31, 2026 and 2025 are as follows:

		Average		Underwriting
	Number of	Offering	Gross	Fees and	Net
	Shares	Price	Proceeds	Commissions	Proceeds (1)
Three Months Ended March 31, 2025
January 1, 2025 through March 31, 2025	1,019,812	$20.58	$20,987	$315	$20,672
Total	1,019,812	$20.58	$20,987	$315	$20,672
Three Months Ended March 31, 2026
January 1, 2026 through March 31, 2026	—	$—	$—	$—	$—
Total	—	$—	$—	$—	$—

(1) Net proceeds exclude amortization of deferred equity financing costs.

Cumulative to March 31, 2026, the Company has sold 13,300,342 shares of common stock under the ATM Program at a weighted-average price of $19.94, raising $265,226 of gross proceeds. Net proceeds were $261,838 after commissions to the sales agents on shares sold. As of March 31, 2026, the Company had $134,774 available under the ATM Program.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Stock Repurchase Program

As described in Note 2. Significant Accounting Policies, the Company has a Stock Repurchase Program under which the Company may acquire up to $5,000 of its outstanding common stock. The Company did not make any repurchases of common stock during the three months ended March 31, 2026 and 2025.

DRIP Program

The Company issued zero and 36,245 shares of common stock under the DRIP during the three months ended March 31, 2026 and 2025, respectively. Refer to Note 9. Dividends and Distributions for additional information regarding the issuance of shares under the DRIP.

The Company had 37,954,364 and 37,954,364 shares of common stock outstanding as of March 31, 2026 and December 31, 2025, respectively.

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the last two fiscal years and for the three months ended March 31, 2026.

						DRIP				DRIP
Date	Record	Payment	Amount	Total	Cash	Shares		DRIP		Share
Declared	Date	Date	Per Share	Distribution	Distribution	Value		Shares		Issue Price
Year Ended December 31, 2024:
2/13/2024	3/20/2024	3/27/2024	$0.43	$13,513	$13,513	$—	(2)	—	(2)	—
2/13/2024 (1)	3/20/2024	3/27/2024	0.22	6,914	6,914	—	(2)	—	(2)	—
4/29/2024	6/19/2024	6/26/2024	0.43	14,240	13,623	617		31,889		19.36
4/29/2024 (1)	6/19/2024	6/26/2024	0.16	5,299	5,069	230		11,866		19.36
7/29/2024	9/19/2024	9/26/2024	0.43	14,567	14,002	565		28,981		19.50
7/29/2024 (1)	9/19/2024	9/26/2024	0.14	4,743	4,560	183		9,436		19.50
10/28/2024	12/17/2024	12/27/2024	0.43	14,583	14,583	—	(2)	—	(2)	—
10/28/2024 (1)	12/17/2024	12/27/2024	0.18	6,105	6,105	—	(2)	—	(2)	—
			$2.42	$79,964	$78,369	$1,595		82,172
Year Ended December 31, 2025:
2/18/2025	3/20/2025	3/27/2025	$0.43	$14,935	$14,377	$558		28,862		19.33
2/18/2025 (1)	3/20/2025	3/27/2025	0.11	3,820	3,677	143		7,383		19.33
5/5/2025	6/13/2025	6/25/2025	0.43	15,200	14,698	502		25,932		19.39
5/5/2025 (1)	6/13/2025	6/25/2025	0.11	3,888	3,760	128		6,634		19.39
8/4/2025	9/18/2025	9/25/2025	0.43	15,587	15,073	514		26,255		19.57
8/4/2025 (1)	9/18/2025	9/25/2025	0.14	5,074	4,907	167		8,548		19.57
11/3/2025	12/19/2025	12/29/2025	0.43	16,320	16,320	—	(2)	—	(2)	—
11/3/2025 (1)	12/19/2025	12/29/2025	0.07	2,657	2,657	—	(2)	—	(2)	—
			$2.15	$77,481	$75,469	$2,012		103,614
Three Months Ended March 31, 2026:
2/17/2026	3/20/2026	3/30/2026	$0.43	$16,320	$16,320	$—	(2)	—	(2)	—
2/17/2026 (1)	3/20/2026	3/30/2026	0.09	3,416	3,416	—	(2)	—	(2)	—
			$0.52	$19,736	$19,736	$—		—

(1)	Supplemental dividend
(2)

Except for the shares issued pursuant to the DRIP as reflected in the table above, during the three months ended March 31, 2026 and the years ended December 31, 2025 and 2024, the Company directed the DRIP plan administrator to repurchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock in lieu of issuing new shares. Accordingly, the Company purchased and reissued shares to satisfy the DRIP obligation as follows:

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Year Ended December 31, 2024:	and Reissued	Per Share	Amount Paid
January 1, 2024 through March 31, 2024	43,050	$19.78	$852
April 1, 2024 through June 30, 2024	—	—	—
July 1, 2024 through September 30, 2024	—	—	—
October 1, 2024 through December 31, 2024	29,537	20.99	620
Total	72,587	$20.28	$1,472

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Year Ended December 31, 2025:	and Reissued	Per Share	Amount Paid
January 1, 2025 through March 31, 2025	—	$—	$—
April 1, 2025 through June 30, 2025	—	—	—
July 1, 2025 through September 30, 2025	—	—	—
October 1, 2025 through December 31, 2025	35,663	19.35	690
Total	35,663	$19.35	$690

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Three Months Ended March 31, 2026:	and Reissued	Per Share	Amount Paid
January 1, 2026 through March 31, 2026	39,796	$17.29	$688
Total	39,796	$17.29	$688

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 10. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Per share data:
Net asset value at beginning of period	$19.55	$19.33
Net investment income (1)	0.65	0.53
Net realized gain (loss) on investments, net of tax (provision) (1)	(0.33)	0.35
Net unrealized appreciation (depreciation) on investments (1)	0.20	(0.29)
Realized losses on extinguishment of debt (1)	—	(0.01)
Total increase from investment operations (1)	0.52	0.58
Accretive (dilutive) effect of share issuances and repurchases	—	0.03
Dividends declared to stockholders	(0.52)	(0.54)
Other (11)	—	(0.01)
Net asset value at end of period	$19.55	$19.39
Market value at end of period	$17.42	$20.39
Shares outstanding at end of period	37,954,364	34,970,709
Weighted average shares outstanding during the period	37,954,364	34,077,720
Net assets at end of period	$742,047	$677,930
Average net assets (6)	$741,973	$666,798
Ratios to average net assets:
Total expenses (2)(4)(10)	12.3%	11.2%
Net investment income (5)	13.3%	10.9%
Total return based on market value (3)	(8.1%)	(1.6%)
Total return based on net asset value (8)	2.7%	3.0%
Portfolio turnover ratio (9)	22.0%	20.4%
Supplemental Data:
Weighted average debt outstanding (7)	$676,348	$511,981
Weighted average debt per share (1)	$17.82	$15.02

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
(7)
Weighted average debt outstanding is calculated based upon the number of days that the total outstanding debt balances, including secured borrowings, are outstanding during the three months ended March 31, 2026 and 2025.
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
(9)
Annualized.
(10)
The following are schedules of supplemental expense ratios to average net assets:

	Three Months Ended March 31,
Ratio to average net assets:	2026	2025
Expenses other than incentive fee (4)	9.7%	8.3%
Incentive fee, net of incentive fee waiver (4)(9)	2.6%	2.9%
Total expenses (4)	12.3%	11.2%

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Three Months Ended March 31,
Ratio to average net assets:	2026	2025
Total expenses, before base management fee waiver (4)	12.4%	11.3%
Base management fee waiver (4)(9)	(0.1%)	(0.1%)
Total expenses (4)	12.3%	11.2%

(11)
Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date, or other rounding.

Note 11. Subsequent Events

On April 8, 2026, the Company invested $21,500 in first lien debt in PureCars Technologies, LLC, a leading AI-enabled customer data management platform for automotive dealers and original equipment manufacturers.

On April 28, 2026, the Company issued an additional $3,000 in SBA debentures, which will bear interest at a fixed interim interest rate of 4.589% until the pooling date in September 2026.

On May 4, 2026, the Board declared a regular quarterly dividend of $0.43 per share and a supplemental dividend of $0.19 per share payable on June 29, 2026, to stockholders of record as of June 16, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Fidus Investment Corporation’s consolidated financial statements and related notes appearing in our annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026. The information contained in this section should also be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

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
•
the impact of geopolitical conditions, including ongoing conflict between Ukraine and Russia, ongoing conflicts in the Middle East, the ongoing turmoil in Europe, and U.S. and China relations, and its impact on financial market volatility, global economic markets, and various sectors, industries and markets for commodities globally;
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
•
the elevated level of inflation could adversely affect our business, results of operations and financial condition of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies; and
•
the risks, uncertainties and other factors we identify in Item 1A. – Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025, elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new debt investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in Item 1.A – Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

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

FIC was formed as a Maryland corporation on February 14, 2011. We completed our initial public offering, or IPO, in June 2011. On June 20, 2011, FIC acquired all of the limited partnership interests of Fidus Mezzanine Capital, L.P. (“Fund I”) and membership interests of Fidus Mezzanine Capital GP, LLC, its general partner, resulting in Fund I becoming our wholly-owned subsidiary. Immediately following the acquisition, we and Fund I elected to be treated as business development companies, or BDCs, under the 1940 Act and our investment activities have been managed by Fidus Investment Advisors, LLC, our investment advisor, and supervised by our board of directors, a majority of whom are independent of us. We commenced operations of Fidus Mezzanine Capital II, L.P. (“Fund II”), Fidus Mezzanine Capital III, L.P. (“Fund III”), and Fidus Mezzanine Capital IV, L.P. (“Fund IV” and together with Fund III, the “SBIC Funds”), each a wholly owned subsidiary, on March 29, 2013, April 18, 2018, and November 28, 2023, respectively.

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

Portfolio Composition, Investment Activity and Yield

During the three months ended March 31, 2026 and 2025, we invested $118.6 million and $115.6 million, respectively, in debt and equity investments including two and seven new portfolio companies, respectively. During the three months ended March 31, 2026 and 2025, we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $73.1 million and $57.3 million, respectively, including an exit of one portfolio company and two portfolio companies, respectively. The following table summarizes purchases of investments and sales and repayments of investments by type for the three months ended March 31, 2026 and 2025 (dollars in millions).

	Purchases of Investments				Sales and Repayments of Investments
	Three months ended March 31,
	2026		2025		2026		2025
First Lien Debt(1)	$113.8	95.9%	$104.7	90.5%	$68.3	93.5%	$23.7	41.4%
Second Lien Debt	—	—	6.7	5.8	0.9	1.2	—	—
Subordinated Debt	0.2	0.2	0.2	0.2	—	—	16.7	29.1
Equity	4.6	3.9	4.0	3.5	3.9	5.3	7.5	13.1
Warrants	—	—	—	—	—	—	9.4	16.4
Total	$118.6	100.0%	$115.6	100.0%	$73.1	100.0%	$57.3	100.0%

(1) For the three months ended March 31, 2026 and 2025, first lien debt includes unitranche securities, which account for 48.0% and 51.5% of purchases, respectively. For the three months ended March 31, 2026 and 2025, first lien debt includes unitranche securities, which account for 18.4% and 1.0% of repayments, respectively.

As of March 31, 2026, the fair value of our investment portfolio totaled $1.4 billion and consisted of 97 active portfolio companies and seven portfolio companies that have sold their underlying operations. As of March 31, 2026, 58 portfolio companies’ debt investments bore interest at a variable rate, which represented $884.0 million, or 72.5%, of our debt investment portfolio on a fair value basis, and the remainder of our debt investment portfolio was comprised of fixed-rate investments. Overall, the portfolio had net unrealized appreciation of $33.1 million as of March 31, 2026. As of March 31, 2026, our average active portfolio company investment at amortized cost was $13.8 million, which excludes investments in seven portfolio companies that have sold their underlying operations.

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

The weighted average yield on debt investments as of March 31, 2026 and December 31, 2025 was 12.5% and 12.6%, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of March 31, 2026 and December 31, 2025, including the accretion of OID and debt investment origination fees, but excluding investments on non-accrual status and investments recorded as a secured borrowing.

The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments (dollars in millions):

	Fair Value				Cost
	March 31,		December 31,		March 31,		December 31,
	2026		2025		2026		2025
First Lien Debt(1)	$1,055.5	77.1%	$1,019.2	77.0%	$1,062.1	79.5%	$1,014.5	78.1%
Second Lien Debt	69.5	5.1	68.9	5.2	80.5	6.0	95.6	7.3
Subordinated Debt	94.7	6.9	94.4	7.1	96.1	7.2	95.3	7.3
Equity	149.5	10.9	142.1	10.7	96.6	7.2	93.1	7.2
Warrants	0.1	—	0.2	—	0.8	0.1	0.8	0.1
Total	$1,369.3	100.0%	$1,324.8	100.0%	$1,336.1	100.0%	$1,299.3	100.0%

(1) Includes unitranche investments, which account for 50.0% and 51.3% of our portfolio on a fair value and cost basis as of March 31, 2026, respectively. Includes unitranche investments, which account for 48.3% and 49.3% of our portfolio on a fair value and cost basis as of December 31, 2025, respectively.

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	March 31,		December 31,		March 31,		December 31,
	2026		2025		2026		2025
United States
Midwest	$159.6	11.7%	$162.4	12.3%	$113.2	8.5%	$114.4	8.8%
Southeast	403.7	29.4	387.2	29.1	394.3	29.5	379.9	29.3
Northeast	271.8	19.9	263.1	19.9	271.9	20.3	262.7	20.2
West	217.4	15.9	213.1	16.1	227.0	17.0	232.8	17.9
Southwest	300.8	21.9	283.0	21.4	313.8	23.5	293.6	22.6
Canada	16.0	1.2	16.0	1.2	15.9	1.2	15.9	1.2
Total	$1,369.3	100.0%	$1,324.8	100.0%	$1,336.1	100.0%	$1,299.3	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	March 31,	December 31,	March 31,	December 31,
Name	2026	2025	2026	2025
Information Technology Services	35.8%	36.9%	37.4%	39.0%
Business Services	12.3	12.6	12.4	12.5
Specialty Distribution	7.6	6.7	7.5	6.8
Healthcare Products	6.5	6.6	3.7	3.8
Utilities: Services	5.5	5.5	5.3	5.3
Healthcare Services	2.8	2.9	3.0	3.2
Component Manufacturing	6.7	6.5	7.4	7.1
Building Products Manufacturing	3.5	3.7	3.4	3.5
Consumer Services	3.5	3.7	3.9	3.9
Environmental Industries	3.5	2.6	3.7	2.3
Retail	3.0	3.1	2.9	3.0
Aerospace & Defense Manufacturing	2.7	2.6	2.7	2.8
Promotional Products	2.0	2.0	1.9	1.9
Industrial Cleaning & Coatings	1.3	1.2	1.4	1.4
Consumer Products	0.9	0.9	0.9	0.9
Oil & Gas Services	0.7	0.7	0.8	0.8
Transportation Services	0.7	0.7	0.7	0.7
Industrial Product Services	0.5	0.6	0.5	0.6
Utility Equipment Manufacturing	0.5	0.5	0.5	0.5
Total	100.0%	100.0%	100.0%	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of March 31, 2026 and December 31, 2025 (dollars in millions):

	Fair Value				Cost
	March 31,		December 31,		March 31,		December 31,
Investment Rating	2026		2025		2026		2025
1	$66.4	4.8%	$68.6	5.2%	$6.3	0.5%	$7.2	0.6%
2	1,198.6	87.6	1,145.2	86.5	1,185.0	88.7	1,130.8	87.0
3	103.9	7.6	109.2	8.2	116.1	8.7	118.1	9.1
4	0.2	—	1.8	0.1	5.9	0.4	21.8	1.7
5	0.2	—	—	—	22.8	1.7	21.4	1.6
Total	$1,369.3	100.0%	$1,324.8	100.0%	$1,336.1	100.0%	$1,299.3	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of March 31, 2026 and December 31, 2025 was 2.0 and 2.0, respectively, on a fair value basis and 2.1 and 2.2, respectively, on a cost basis.

Non-Accrual

As of March 31, 2026 and December 31, 2025, we had debt investments in two portfolio companies on non-accrual status (dollars in millions), respectively.

	March 31, 2026				December 31, 2025
	Fair				Fair
Portfolio Company	Value		Cost		Value	Cost
Suited Connector LLC	$—	(1)	$—	(1)	$1.5	$15.9
Virtex Enterprises, LP	0.1		11.2		0.2	11.2
Total	$0.1		$11.2		$1.7	$27.1

(1) The Company exited its debt investment in such portfolio company and did not hold such investment as of March 31, 2026.

Discussion and Analysis of Results of Operations

Comparison of three months ended March 31, 2026 and 2025

Investment Income

Below is a summary of the changes in total investment income for the three months ended March 31, 2026 as compared to the same period in 2025 (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change (1)(2)
Interest income	$34.3	$30.3	$4.0	13.1%
Payment-in-kind interest income	3.1	2.3	0.8	36.5%
Dividend income	0.3	1.2	(0.9)	(77.0%)
Fee income	8.9	2.1	6.8	320.5%
Interest on idle funds	0.9	0.6	0.3	64.8%
Total investment income	$47.5	$36.5	$11.0	30.2%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended March 31, 2026, total investment income was $47.5 million, an increase of $11.0 million or 30.2%, from $36.5 million of total investment income for the three months ended March 31, 2025. As reflected in the table above, the increase is primarily attributable to the following:

•
$4.8 million increase in total interest income (which includes payment-in-kind (“PIK”) interest income) resulting from an increase in average debt investment balances, partially offset by a decrease in weighted average yield on debt investment balances outstanding during 2026 as compared to the same period in 2025.

•
$0.9 million decrease in dividend income due to a decrease in distributions received from equity investments, during 2026 as compared to the same period in 2025.
•
$6.8 million increase in fee income primarily related to a ‘one-time’ fee from a portfolio company debt refinancing, during 2026 as compared to the same period in 2025.
•
$0.3 million increase in interest on idle funds resulting from an increase in average cash balances outstanding during 2026 as compared to the same period in 2025.

Expenses

Below is a summary of the changes in total expenses, including income tax provision, for the three months ended March 31, 2026 as compared to the same period in 2025 (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change (1)(2)
Interest and financing expenses	$9.8	$6.8	$3.0	44.3%
Base management fee	5.9	4.9	1.0	20.1%
Incentive fee - income	5.8	4.6	1.2	27.0%
Incentive fee (reversal) - capital gains	(1.0)	0.3	(1.3)	(431.7%)
Administrative service expenses	0.8	0.6	0.2	28.1%
Professional fees	1.3	0.9	0.4	37.7%
Other general and administrative expenses	0.3	0.2	0.1	28.6%
Total expenses, before base management fee waiver	22.9	18.3	4.6	25.0%
Base management fee waiver	—	—	—	NM
Total expenses, net of base management fee waiver before income tax provision	22.9	18.3	4.6	25.1%
Income tax provision (benefit)	—	—	—	NM
Total expenses, including income tax provision	$22.9	$18.3	$4.6	25.2%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended March 31, 2026, total expenses, including income tax provision, were $22.9 million, an increase of $4.6 million or 25.2%, from the $18.3 million of total expenses, including income tax provision, for the three months ended March 31, 2025. As reflected in the table above, changes across the periods were primarily attributable to the following:

•
$3.0 million increase in interest and financing expenses due to an increase the weighted average interest rate of our debt outstanding and an increase in average borrowings outstanding during 2026 as compared to the same period in 2025.
•
$1.0 million net increase in base management fee, including the base management fee waiver, due to higher average total assets during 2026 as compared to the same period in 2025.
•
$1.2 million increase in the income incentive fee due to an increase in pre-incentive fee net investment income during 2026 as compared to the same period in 2025.
•
$1.3 million decrease in the accrued capital gains incentive fee due to a net $6.2 million decrease in net gain on investments and realized losses on extinguishment of debt during 2026 as compared to the same period in 2025.
•
$0.4 million increase in professional fees due to an increase in legal, accounting and tax fees, and the write off of unutilized equity offering costs associated with our previous shelf registration statement.

Net Investment Income

Net investment income increased by $6.4 million, or 35.2%, to $24.6 million during the three months ended March 31, 2026 as compared to the same period in 2025, as a result of the $11.0 million increase in total investment income and the $4.6 million increase in total expenses, including base management fee waiver and income tax provision.

Net Gain (Loss) on Investments

For the three months ended March 31, 2026, the total net realized gain/(loss) on investments, before income tax (provision)/benefit, was $(12.2) million. Income tax (provision) benefit from realized gains on investments was $(0.1) million for the three months ended March 31, 2026. We realize a gain/(loss) on our equity investments primarily when we either sell our equity investment or the underlying portfolio company is sold. Realized gains (losses) for the three months ended March 31, 2026 are summarized below (dollars in millions):

		Net Realized
Portfolio Company	Realization Event (1)	Gains (Losses)
CIH Intermediate, LLC	Sale of portfolio company	$3.4
Zonkd, LLC	Exit of portfolio company	0.5
US GreenFiber, LLC	Escrow distribution	(0.1)
Auto CRM LLC (dba Dealer Holdings)	Parital sale of equity investment	(0.2)
Suited Connector LLC	Exit of equity investment	(0.9)
Suited Connector LLC	Exchange of debt security	(14.9)
Net realized gain (loss) on investments		(12.2)
Income tax provision from realized gains on investments		(0.1)
Net realized gain (loss), net of income tax provision, on investments		$(12.3)

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

During the three months ended March 31, 2026 and 2025, we recorded a net change in unrealized appreciation (depreciation) on investments attributable to the following (dollars in millions):

	Three Months Ended March 31,
Unrealized Appreciation (Depreciation)	2026	2025
Exit, sale or restructuring of investments	$6.1	$(10.8)
Fair value adjustments to debt investments	(4.6)	(1.0)
Fair value adjustments to equity investments	6.2	2.0
Net change in unrealized appreciation (depreciation)	$7.7	$(9.8)

Net Increase in Net Assets Resulting From Operations

Net increase (decrease) in net assets resulting from operations during the three months ended March 31, 2026 and 2025 was $19.9 million and $19.7 million, respectively, as a result of the events described above.

Liquidity and Capital Resources

As of March 31, 2026, we had $49.7 million in cash and cash equivalents, $0.7 million in restricted cash, and our net assets totaled $742.0 million. We believe that our current cash and cash equivalents on hand, restricted cash, our SPV Credit Facility, our continued access to SBA-guaranteed debentures, and our anticipated cash flows from investments will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of debt and equity securities (including the

ATM Program (as defined below)) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. During the three months ended March 31, 2026, we repaid $7.0 million of SBA debentures relating to Fund III that would have matured during the period March 1, 2033 through September 1, 2033. Our remaining outstanding SBA debentures begin to mature in 2029 and subsequent years through 2036, which will require repayment on or before the respective maturity dates. In light of current market conditions, we will continually evaluate our overall liquidity position and take proactive steps to maintain that position based on the current circumstances. This “Financial Liquidity and Capital Resources” section should be read in conjunction with the notes of our consolidated financial statements.

Cash Flows

For the three months ended March 31, 2026, we experienced a net decrease in cash, cash equivalents and restricted cash in the amount of $29.2 million. During that period, we made net payments of $32.6 million of cash for operating activities, which included the funding of $118.6 million of investments that was partially offset by proceeds received from sales and repayments of investments of $73.1 million. During the same period, we received proceeds from the issuances of SBA debentures of $30.0 million, we repaid SBA debentures of $7.0 million relating to Fund III, received proceeds of $1.3 million from our SPV Credit Facility, received repayments of $0.4 million on our secured borrowings, paid cash dividends to stockholders of $19.7 million, and made payment of deferred financing costs related to our debt financings of $0.8 million.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of additional debt and equity capital.

SBA Debentures

Both Fund III and Fund IV are licensed to operate as an SBIC, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the SBA regulations, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. The SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $175.0 million, whichever is less. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $350.0 million. The SBA may limit the amount that may be drawn each year under the SBA debenture commitments, and each issuance of leverage is conditioned on such SBIC Fund's full compliance, as determined by the SBA, with the terms and conditions under SBA regulations. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of March 31, 2026, Fund III and Fund IV had $139.5 million and $121.0 million outstanding SBA debentures, respectively. Subject to SBA regulatory requirements and approval of SBA debenture commitments, Fund IV may access up to $54.0 million of additional SBA debentures under the SBIC debenture program. For more information on the SBA debentures, please refer to Note 6. Debt to our consolidated financial statements.

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

We have made customary representations and warranties and we are required to comply with various covenants, reporting requirements and other customary requirements. These covenants are subject to important limitations and exceptions that are described in the documents governing the SPV Credit Facility. As of March 31, 2026, we were in compliance in all material respects with the terms of the SPV Credit Agreement.

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

On October 8, 2021, we closed the offering of $125.0 million in aggregate principal amount of our 3.50% notes due 2026, or the “November 2026 Notes”. The total net proceeds to us from the November 2026 Notes, based on a public offering price of 99.996% of par, after deducting underwriting discounts of $2.5 million and offering expenses of $0.3 million, were $122.2 million. The November 2026 Notes will mature on November 15, 2026 and bear interest at a rate of 3.50%. The November 2026 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed before August 15, 2026 (the date falling three months prior to maturity) and at par thereafter. Interest on the November 2026 Notes is payable on May 15 and November 15 of each year. We do not intend to list the November 2026 Notes on any securities exchange or automated dealer quotation system. As of March 31, 2026, the outstanding principal balance of the November 2026 Notes was $125.0 million.

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

Secured Borrowing

As of March 31, 2026, the carrying value of secured borrowings totaled $11.6 million and the fair value of the associated loans included in investments was $11.6 million. As of December 31, 2025, the carrying value of secured borrowings totaled $12.0 million and the fair value of the associated loans included in investments was $12.0 million. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets that did not meet the definition of a “participating interest” as defined in ASC 860 (see Note 2. Significant Accounting Policies - Partial loan and equity sales” to our consolidated financial statements for more information). As a result, sale treatment was not permitted and these partial loan sales were treated as secured borrowings. The weighted average interest rate on our secured borrowings was approximately 7.882% and 7.917% as of March 31, 2026 and December 31, 2025, respectively.

As of March 31, 2026, the weighted average stated interest rates for our SBA debentures and the Notes were 4.441% and 5.500%, respectively. As of March 31, 2026, we had $139.9 million of unutilized commitment under our SPV Credit Facility, and we were subject to a 0.500% fee on such amount. As of March 31, 2026, the weighted average stated interest rate on total debt outstanding was 5.234%.

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

Equity ATM Program

On November 10, 2022, the Company established the at-the-market program (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through Raymond James & Associates, Inc. and B. Riley Securities, Inc., each as sales agents, shares of the Company's common stock having an aggregate offering price of up to $50.0 million. On August 11, 2023, the Company increased the maximum amount of shares to be sold through the ATM Program to $150.0 million from $50.0 million. On February 29, 2024, the Company increased the maximum amount of shares to be sold through the ATM Program to $300.0 million from $150.0 million. On March 2, 2026, the Company increased the maximum amount of shares to be sold through the ATM Program to $400.0 million from $300.0 million. Cumulative to March 31, 2026, the Company has sold 13,300,342 shares of common stock under the ATM Program at a weighted-average price of $19.94, raising $265.2 million of gross proceeds. Net proceeds were $261.8 million after commissions to the sales agents on sales sold. As of March 31, 2026, the Company had $134.8 million available under the ATM Program.

Stock Repurchase Program

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. Most recently, on November 3, 2025, the Board extended the Stock Repurchase Program through December 31, 2026, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and we cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. We did not make any repurchases of common stock during the three months ended March 31, 2026 and 2025. Refer to Note 8. Common Stock to our consolidated financial statements for additional information concerning stock repurchases.

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

Our Board consulted with the independent third-party valuation firm(s) in arriving at our determination of fair value for 21 and 21 of our portfolio company investments representing 28.7% and 26.7% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended March 31, 2026 and December 31, 2025, respectively) as of March 31, 2026 and December 31, 2025, respectively.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
We have entered into the Investment Advisory Agreement with Fidus Investment Advisors as our investment advisor. Pursuant to the agreement, the Investment Advisor manages our day-to-day operating and investing activities. We pay the Investment Advisor a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. See Note 5. Related Party Transactions to our consolidated financial statements. The Investment Advisor, in consultation with the Board, agreed to voluntarily waive $0.1 million and $0.1 million of the base management fees on any assets accounted for as secured borrowings as defined under GAAP for the three months ended March 31, 2026 and 2025, respectively.
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

Recent Developments

On April 8, 2026 we invested $21.5 million in first lien debt in PureCars Technologies, LLC, a leading AI-enabled customer data management platform for automotive dealers and original equipment manufacturers.

On April 28, 2026, we issued an additional $3.0 million in SBA debentures, which will bear interest at a fixed interim interest rate of 4.589% until the pooling date in September 2026.

On May 4, 2026, our Board declared a regular quarterly dividend of $0.43 per share and a supplemental dividend of $0.19 per share payable on June 29, 2026, to stockholders of record as of June 16, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates affect both our cost of funding and the valuation of our investment portfolio. Uncertainty with respect to interest rates, inflationary pressures, geopolitical conditions, and new tariffs and trade barriers, and the effects of this volatility has materially impacted and could continue to materially impact our market risks. Our risk management systems and procedures are designed to identify and analyze our risk, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. The prices of securities held by us may decline in response to certain events, including those directly involving the companies in which we invest and conditions affecting the general economy, including: overall market changes, including an increase in market volatility; legislative reform; local, regional, national or global political, social or economic instability; and interest rate volatility.

In the future, our investment income may also be affected by changes in various interest rates, including SOFR and prime rates, to the extent of any debt investments that include floating interest rates. The Federal Reserve reduced interest rates by 0.25% in each of September, October and December of 2025, bringing the benchmark rate to the 3.50% to 3.75% range. The Federal Reserve maintained this range at its January 2026, March 2026, and April 2026 meetings. In considering the extent and timing of additional rate cuts in the future, the Federal Reserve stated that it will carefully assess incoming data relating to inflationary pressures and the unemployment rate, the evolving economic outlook, and the balance of risks. There can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. In an elevated interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. Conversely, sustained reductions in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR are not offset by a corresponding increase in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to such base rate. See Item 1A. "Risk Factors – Changes in interest rates will affect our cost of capital and net investment income” and “Risk Factors – Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies.

As of March 31, 2026 and December 31, 2025, the debt investments in 58 and 58 portfolio companies, respectively, bore interest at a variable rate, which represented $884.0 million, or 72.5%, and $890.1 million, or 75.3%, of our portfolio on a fair value basis, respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Our pooled SBA debentures and our unsecured notes bear interest at fixed rates. Our SPV Credit Facility bears interest, at our election, at a rate per annum equal to one-month Term SOFR plus 0.11448% and an applicable margin of 2.675% (or 2.50% after satisfying certain step-down conditions, with commensurate reductions in the applicable margins for alternate base rate loans). We pay a commitment fee that varies depending on the size of the unused portion of the SPV Credit Facility: (1) if the utilized portion of the aggregate commitments as of the close of business on such day is less than 35% of the aggregate commitments (the “Minimum Utilization Amount”), the commitment fee will equal the sum of (a) the then applicable margin multiplied by (i) the Minimum Utilization Amount minus (ii) the aggregate outstanding principal balance of the advances on such day and (b) 0.50% multiplied by 65% of the commitments and (2) if the utilized portion of the aggregate commitments is greater than or equal to the Minimum Utilization Amount, the commitment fee will equal 0.50% multiplied by the unused amount of the commitments.

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

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of March 31, 2026 (dollars in millions):

	Interest Income	Interest Expense
	Increase	Increase	Net Increase	Net Investment
Basis Point Increase (Decrease)	(Decrease) (1) (2)	(Decrease) (4)	(Decrease)	Income (3)
(200)	$(15.9)	$(1.9)	$(14.0)	$(11.2)
(150)	(13.1)	(1.4)	(11.7)	(9.4)
(100)	(8.8)	(0.9)	(7.9)	(6.3)
(50)	(4.4)	(0.4)	(4.0)	(3.2)
50	4.5	0.6	3.9	3.1
100	9.0	1.0	8.0	6.4
150	13.6	1.5	12.1	9.7
200	18.1	1.9	16.2	13.0
250	22.6	2.5	20.1	16.1
300	27.2	3.0	24.2	19.4

(1) Certain of our variable rate debt investments have a PRIME or SOFR interest rate floor, which lessens the impact of decreases in interest rates.

(2) Interest income calculated assuming three-month SOFR, and PRIME rate as of March 31, 2026.

(3) Includes the impact of income incentive fee at 20.0% on net increase (decrease) in net interest.

(4) As of March 31, 2026, we had $85.2 million in borrowings outstanding under our SPV Credit Facility.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not, and the Investment Advisor is not, currently subject to any material legal proceedings.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed under "Item 1A. Risk Factors” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 26, 2026, which are incorporated herein by reference. The risk factors therein could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

10.1

Amendment No. 3, dated March 2, 2026, to Equity Distribution Agreement by and among Fidus Investment Corporation and Fidus Investment Advisors, LLC, on the one hand, and Raymond James & Associates, Inc. and B. Riley Securities, Inc., on the other hand (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 2, 2026 and incorporated herein by reference).

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

FIDUS INVESTMENT CORPORATION

Date: May 7, 2026	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2026	/s/ SHELBY E. SHERARD
Shelby E. Sherard
Chief Financial Officer (Principal Financial and Accounting Officer)