Form 10-Q
period 2026-06-30
FIDUS INVESTMENT Corp
filed 2026-08-06
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 4, 2026, the Registrant had outstanding 37,954,364 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	June 30,
	2026	December 31,
	(unaudited)	2025
ASSETS
Investments, at fair value:
Control investments (cost: $1,610 and $1,610, respectively)	$—	$—
Affiliate investments (cost: $77,086 and $75,208, respectively)	125,329	119,015
Non-control/non-affiliate investments (cost: $1,325,735 and $1,222,476, respectively)	1,307,582	1,205,738
Total investments, at fair value (cost: $1,404,431 and $1,299,294, respectively)	1,432,911	1,324,753
Cash and cash equivalents	37,599	69,995
Restricted cash	1,678	9,611
Interest receivable	27,716	21,414
Prepaid expenses and other assets	1,217	766
Total assets	$1,501,121	$1,426,539
LIABILITIES
SBA debentures (net of $7,930 and $6,943, respectively, of unamortized deferred financing costs)	$288,070	$230,557
Notes (net of $5,567 and $4,109, respectively, of unamortized deferred financing costs)	314,433	320,891
SPV Credit Facility (net of $2,895 and $3,223, respectively, of unamortized deferred financing costs)	109,755	80,627
Secured borrowings	11,149	12,000
Accrued interest and fees payable	8,859	7,449
Base management fee payable, net of base management fee waiver – due to affiliate	6,180	5,596
Income incentive fee payable – due to affiliate	4,647	4,721
Capital gains incentive fee payable – due to affiliate	15,716	16,414
Administration fee payable and other – due to affiliate	521	988
Taxes payable	955	3,568
Accounts payable and other liabilities	2,358	1,829
Total liabilities	$762,643	$684,640
Commitments and contingencies (Note 7)
NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 37,954,364 and 37,954,364 shares issued and
outstanding at June 30, 2026 and December 31, 2025, respectively)	$38	$38
Additional paid-in capital	641,376	641,376
Total distributable earnings	97,064	100,485
Total net assets	738,478	741,899
Total liabilities and net assets	$1,501,121	$1,426,539
Net asset value per common share	$19.46	$19.55

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

(in thousands, except shares and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Investment Income:
Interest income
Control investments	$—	$—	$—	$—
Affiliate investments	1,609	1,074	3,150	2,168
Non-control/non-affiliate investments	34,893	31,137	67,640	60,362
Total interest income	36,502	32,211	70,790	62,530
Payment-in-kind interest income
Control investments	—	—	—	—
Affiliate investments	—	—	—	—
Non-control/non-affiliate investments	3,482	2,451	6,551	4,699
Total payment-in-kind interest income	3,482	2,451	6,551	4,699
Dividend income
Control investments	—	—	—	—
Affiliate investments	557	166	557	1,052
Non-control/non-affiliate investments	305	465	588	810
Total dividend income	862	631	1,145	1,862
Fee income
Control investments	—	—	—	—
Affiliate investments	10	8	24	16
Non-control/non-affiliate investments	2,086	3,876	11,015	5,995
Total fee income	2,096	3,884	11,039	6,011
Interest on idle funds	560	793	1,501	1,364
Total investment income	43,502	39,970	91,026	76,466
Expenses:
Interest and financing expenses	10,957	7,769	20,732	14,542
Base management fee	6,230	5,106	12,143	10,028
Incentive fee - income	4,647	4,854	10,481	9,448
Incentive fee (reversal) - capital gains	254	1,331	(698)	1,618
Administrative service expenses	778	754	1,549	1,356
Professional fees	1,672	1,298	2,977	2,246
Other general and administrative expenses	269	221	534	427
Total expenses before base management fee waiver	24,807	21,333	47,718	39,665
Base management fee waiver	(50)	(59)	(101)	(118)
Total expenses, net of base management fee waiver	24,757	21,274	47,617	39,547
Net investment income before income taxes	18,745	18,696	43,409	36,919
Income tax provision (benefit)	53	68	76	69
Net investment income	18,692	18,628	43,333	36,850
Net realized and unrealized gains (losses) on investments:
Net realized gains (losses):
Control investments	—	—	(120)	—
Affiliate investments	1,189	—	1,189	10,066
Non-control/non-affiliate investments	5,236	(7,568)	(6,849)	(4,304)
Total net realized gain (loss) on investments	6,425	(7,568)	(5,780)	5,762
Income tax (provision) benefit from realized gains on investments	(318)	(79)	(416)	(1,929)
Net change in unrealized appreciation (depreciation):
Control investments	—	—	—	—
Affiliate investments	2,474	3,498	4,436	(3,392)
Non-control/non-affiliate investments	(7,116)	10,880	(1,415)	7,977
Total net change in unrealized appreciation (depreciation) on investments	(4,642)	14,378	3,021	4,585
Net gain (loss) on investments	1,465	6,731	(3,175)	8,418
Realized losses on extinguishment of debt	(194)	(75)	(311)	(326)
Net increase (decrease) in net assets resulting from operations	$19,963	$25,284	$39,847	$44,942
Per common share data:
Net investment income per share-basic and diluted	$0.49	$0.53	$1.14	$1.06
Net increase in net assets resulting from operations per share — basic and diluted	$0.53	$0.72	$1.05	$1.30
Dividends declared per share	$0.62	$0.54	$1.14	$1.08
Weighted average number of shares outstanding — basic and diluted	37,954,364	35,156,663	37,954,364	34,620,172

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except shares)

	Common Stock			Additional	Total
	Number of	Par		paid-in	distributable	Total net
	shares	value		capital	earnings	assets
Balances at December 31, 2024	33,914,652	$34		$567,159	$88,473	$655,666
Public offering of common stock, net of expenses	1,019,812	1		20,660	—	20,661
Shares issued under dividend reinvestment plan	36,245	—	*	700	—	700
Net investment income	—	—		—	18,222	18,222
Net realized gain (loss) on investments, net of taxes	—	—		—	11,480	11,480
Net unrealized appreciation (depreciation) on investments	—	—		—	(9,793)	(9,793)
Realized losses on extinguishment of debt	—	—		—	(251)	(251)
Dividends declared	—	—		—	(18,755)	(18,755)
Balances at March 31, 2025	34,970,709	$35		$588,519	$89,376	$677,930
Public offering of common stock, net of expenses	376,625	—	*	7,540	—	7,540
Shares issued under dividend reinvestment plan	32,566	—	*	631	—	631
Net investment income	—	—		—	18,628	18,628
Net realized gain (loss) on investments, net of taxes	—	—		—	(7,647)	(7,647)
Net unrealized appreciation (depreciation) on investments	—	—		—	14,378	14,378
Realized losses on extinguishment of debt	—	—		—	(75)	(75)
Dividends declared	—	—		—	(19,088)	(19,088)
Balances at June 30, 2025	35,379,900	$35		$596,690	$95,572	$692,297
Balances at December 31, 2025	37,954,364	$38		$641,376	$100,485	$741,899
Net investment income	—	—		—	24,641	24,641
Net realized gain (loss) on investments, net of taxes	—	—		—	(12,303)	(12,303)
Net unrealized appreciation (depreciation) on investments	—	—		—	7,663	7,663
Realized losses on extinguishment of debt	—	—		—	(117)	(117)
Dividends declared	—	—		—	(19,736)	(19,736)
Balances at March 31, 2026	37,954,364	$38		$641,376	$100,633	$742,047
Public offering of common stock, net of expenses	—	—		—	—	—
Shares issued under dividend reinvestment plan	—	—		—	—	—
Net investment income	—	—		—	18,692	18,692
Net realized gain (loss) on investments, net of taxes	—	—		—	6,107	6,107
Net unrealized appreciation (depreciation) on investments	—	—		—	(4,642)	(4,642)
Realized losses on extinguishment of debt	—	—		—	(194)	(194)
Dividends declared	—	—		—	(23,532)	(23,532)
Balances at June 30, 2026	37,954,364	$38		$641,376	$97,064	$738,478
*amount is greater than zero but less than one

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$39,847	$44,942
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(3,021)	(4,585)
Net realized (gain) loss on investments	5,780	(5,762)
Interest and dividend income paid-in-kind	(6,551)	(4,699)
Accretion of original issue discount	(31)	(86)
Accretion of loan origination fees	(1,326)	(1,598)
Purchase of investments	(216,662)	(210,006)
Proceeds from sales and repayments of investments	112,228	166,605
Proceeds from loan origination fees	1,425	1,333
Realized losses on extinguishment of debt	311	326
Amortization of deferred financing costs	1,599	1,314
Amortization of deferred equity financing costs	—	67
Changes in operating assets and liabilities:
Interest receivable	(6,302)	(747)
Prepaid expenses and other assets	(417)	126
Accrued interest and fees payable	1,410	1,695
Base management fee payable, net of base management fee waiver – due to affiliate	584	243
Income incentive fee payable – due to affiliate	(74)	377
Capital gains incentive fee (reversal) – due to (from) affiliate	(698)	1,618
Administration fee payable and other – due to (from) affiliate	(467)	(301)
Taxes payable	(2,613)	(1,525)
Accounts payable and other liabilities	462	405
Net cash provided by (used for) operating activities	(74,516)	(10,258)
Cash Flows from Financing Activities:
Proceeds from common stock offerings, net of expenses	—	28,201
Proceeds received from SBA debentures	65,500	39,500
Repayments of SBA debentures	(7,000)	(12,500)
Proceeds received from issuance of Notes	120,000	100,000
Principal payments on Notes	(125,000)	(25,000)
Proceeds received from (repayments of) Credit Facilities, net	28,800	(45,000)
Proceeds received from (repayments of) Secured Borrowings, net	(851)	(419)
Payment of deferred financing costs	(3,994)	(3,964)
Dividends paid to stockholders, including expenses	(43,268)	(36,512)
Net cash provided by (used for) financing activities	34,187	44,306
Net increase (decrease) in cash, cash equivalents and restricted cash	(40,329)	34,048
Cash, cash equivalents and restricted cash:
Beginning of period	79,606	57,159
End of period	$39,277	$91,207
Supplemental cash flow disclosures:
Cash payments for interest	$17,723	$11,533
Cash payments for taxes, net of tax refunds received	$3,105	$3,523
Non-cash financing activities:
Value of shares issued pursuant to the dividend reinvestment plan	$—	$1,331

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	June 30, 2026	December 31, 2025
Cash and cash equivalents	$37,599	$69,995
Restricted cash	1,678	9,611
Total cash, cash equivalents and restricted cash presented in the Consolidated Statements of Cash Flows	$39,277	$79,606

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

June 30, 2026

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets

Control Investments (t)
US GreenFiber, LLC (n)	Building Products Manufacturing
Common Equity (2,522 units) (h)				7/3/2014			$586	$—
Common Equity (425,508 units)				8/30/2019			1	—
Common Equity (1,022,813 units) (h)				7/1/2020			1,023	—
							1,610	—	0%

Total Control Investments							$1,610	$—	0%

Affiliate Investments (l)
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	Building Products Manufacturing
Subordinated Debt			11.00%/0.00%	12/31/2021	12/31/2027	$9,602	$9,602	$8,510
Common Equity (5,690 units) (h)				12/31/2021			5,690	7,563
Common Equity (7,113 units) (h)				12/31/2021			7,113	10,100
Common Equity (2,012 units) (h)				12/31/2021			—	—
							22,405	26,173	4%
CP Communications, LLC	Business Services
First Lien Debt (am)		(S + 8.50%) / (4.00%)	12.50%/0.00%	12/4/2024	12/4/2029	5,703	5,670	5,703
Preferred Equity (62 units)				12/4/2024			500	651
							6,170	6,354	1%
Medsurant Holdings, LLC (n)	Healthcare Services
Preferred Equity (84,997 units) (h)				4/12/2011			—	—
Warrant (252,588 units) (h)(m)				4/12/2011			—	—
							—	—	0%
Pfanstiehl, Inc.	Healthcare Products
Common Equity (2,550 units)				3/29/2013			255	41,717	6%

PIPCO, LLC	Utilities: Services
First Lien Debt (bn)		(S + 6.25%) / (2.00%)	9.94%/0.00%	12/11/2025	12/11/2030	8,978	8,932	8,978
Common Equity (750 units)				12/11/2025			750	1,122
							9,682	10,100	1%
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	Aerospace & Defense Manufacturing
First Lien Debt (ag)		(S + 6.00%) / (1.00%)	9.99%/0.00%	2/12/2021	8/11/2027	28,435	28,392	28,435
Common Equity (12,035 units)				8/25/2021			1,204	—
Common Equity (38,493 units)				12/16/2022			2,609	—
Common Equity (6,783 units)				7/10/2023			686	1,053
Common Equity (4,663 units)				9/16/2022			472	151
Common Equity (21,689 units)				5/22/2024			2,195	3,363
							35,558	33,002	4%
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Common Equity (1,000,000 units)				11/12/2015			1,000	6,083	1%

Suited Connector LLC	Information Technology Services
Preferred Equity (12,000,000 units) (h)				3/31/2026			2,016	1,900
Common Equity (15,000,000 units) (h)				3/31/2026			—	—
							2,016	1,900	0%

Total Affiliate Investments							$77,086	$125,329	17%

Non-control/Non-affiliate Investments
2KDirect, Inc. (dba iPromote)	Information Technology Services
First Lien Debt (at)		(S + 8.00%) / (0.50%)	11.83%/0.00%	6/25/2021	9/30/2027	$6,548	$6,542	$6,082
First Lien Debt (aa)		(S + 8.00%) / (0.50%)	8.08%/0.00%	7/30/2021	9/30/2027	1,696	1,696	1,679
Common Equity (1,000,000 units)				6/25/2021			1,000	—
							9,238	7,761	1%
301 Edison Holdings Inc. (dba LGG Industrial)	Specialty Distribution
First Lien Debt (j)			11.75%/2.25%	11/14/2023	11/13/2028	11,886	11,809	11,623
Preferred Equity (518,135 units)				11/14/2023			1,000	1,000
							12,809	12,623	2%
Acendre Midco, Inc.	Information Technology Services
First Lien Debt			12.50%/1.25%	10/6/2021	5/8/2026	5,781	5,781	5,781
First Lien Debt			12.50%/1.25%	10/6/2021	5/8/2026	13,138	13,138	13,138
Revolving Loan (i)			12.50%/1.25%	10/6/2021	5/8/2026	1,016	1,016	1,016
Common Equity (500,000 shares)				10/6/2021			371	—

Warrant (275,000 shares) (m)				10/6/2021			253	—
Preferred Equity (77,016 shares)				9/26/2022			88	29
Preferred Equity (568,182 shares)				6/10/2025			375	1,000
							21,022	20,964	3%
Ad Info Parent, Inc. (dba MediaRadar)	Information Technology Services
First Lien Debt (j)		(S + 4.75%) / (1.00%)	8.48%/0.00%	11/1/2023	9/16/2029	15,836	15,776	15,836
Revolving Loan ($1,442 unfunded commitment) (i)		(S + 4.75%) / (1.00%)	8.48%/0.00%	11/1/2023	9/16/2029	—	(4)	—
Preferred Equity (1,250,000 units)				11/1/2023			1,250	1,370
							17,022	17,206	2%
Air Burners, Inc.	Utility Equipment Manufacturing
First Lien Debt (j)(ah)		(S + 5.00%) / (2.00%)	8.69%/0.00%	12/8/2025	11/24/2030	6,400	6,333	6,400
Common Equity (817 units) ($200 unfunded commitment)				11/24/2025			800	804
							7,133	7,204	1%
Allredi, LLC (fka Marco Group International OpCo, LLC)	Industrial Cleaning & Coatings
Second Lien Debt			0.00%/15.00%	3/2/2020	9/30/2027	20,053	18,853	18,701
Common Equity (570,636 units) (h)				7/21/2017			637	—
Common Equity (39,443 units) (h)				11/24/2021			22	—
Common Equity (524,624units) (h)				8/3/2023			45	—
							19,557	18,701	3%
American AllWaste LLC (dba WasteWater Transport Services)	Environmental Industries
First Lien Debt			10.00%/2.00%	3/27/2026	6/30/2027	48,759	48,663	48,759
Preferred Equity (500 units) (h)				5/31/2018			500	—
Preferred Equity (207 units) (h)				8/6/2019			250	—
Preferred Equity (141 units) (h)				11/2/2020			171	—
Preferred Equity (74 units) (h)				12/29/2021			97	—
Preferred Equity (52 units) (h)				11/27/2024			52	—
Preferred Equity (312 units) (h)				12/30/2024			312	—
Common Equity (1,405 units) (h)				12/30/2024			—	—
							50,045	48,759	7%
AmeriWater, LLC	Component Manufacturing
First Lien Debt (af)		(S + 6.25%) / (1.00%)	9.98%/0.00%	7/8/2022	7/8/2027	6,656	6,646	6,656
Common Equity (1,000 units) (h)				7/8/2022			1,000	2,200
							7,646	8,856	1%
AMOpportunities, Inc.	Healthcare Services
First Lien Debt			13.50%/0.50%	3/12/2025	3/12/2029	11,491	11,445	11,491
Preferred Equity (830,752 shares)				3/17/2025			831	829
Preferred Equity (70,413 shares)				5/4/2026			70	71
							12,346	12,391	2%
Acorn VMS Holdco, LP (dba Oakline Holdings)	Information Technology Services
First Lien Debt		(S + 6.75%) / (2.00%)	10.39%/0.00%	5/22/2026	5/22/2031	11,200	11,155	11,155
Revolving Loan ($400 unfunded commitment) (i)		(S + 6.75%) / (2.00%)	10.39%/0.00%	5/22/2026	5/22/2031	—	—	—
							11,155	11,155	2%
AOM Intermediate Holdco, LLC (dba AllOver Media)	Information Technology Services
Common Equity (1,232 units) (h)				2/1/2022			1,372	1,720	0%

APM Intermediate Holdings, LLC (dba Artistic Paver Manufacturing, Inc.)	Building Products Manufacturing
First Lien Debt (ai)		(S + 7.00%) / (2.00%)	10.69%/0.00%	11/8/2022	11/8/2027	18,078	18,053	18,078
Subordinated Debt			10.00%/5.00%	12/19/2025	2/8/2028	2,568	2,557	2,376
Common Equity (1,200 units) (h)				11/8/2022			1,200	1,065
							21,810	21,519	3%
Auto CRM LLC (dba Dealer Holdings)	Information Technology Services
Subordinated Debt			0.00%/14.50%	10/1/2021	12/31/2028	975	974	975
Subordinated Debt			0.00%/14.50%	12/30/2024	12/31/2028	2,143	2,142	2,143
Common Equity (253 units)				10/1/2021			253	—
							3,369	3,118	0%
Axis Medical Technologies LLC (dba MoveMedical)	Information Technology Services
First Lien Debt		(S + 6.50%) / (2.00%)	10.19%/0.00%	10/24/2024	10/24/2029	13,600	13,555	13,600
Revolving Loan ($800 unfunded commitment) (x)		(S + 6.50%) / (2.00%)	10.19%/0.00%	10/24/2024	10/24/2029	—	(3)	—
Preferred Equity (1,200,000 units)				10/25/2024			1,148	1,307
							14,700	14,907	2%
Bad Boy Mowers JV Acquisition, LLC	Consumer Products
First Lien Debt		(S + 5.25%) / (0.75%)	8.95%/0.00%	12/12/2025	11/9/2029	9,929	9,887	9,929
Preferred Equity (13,000 units)				11/9/2023			1,300	2,668
							11,187	12,597	2%
Barefoot Mosquito and Pest Control, LLC	Consumer Services
First Lien Debt (k)(s)		(S + 4.00%) / (2.00%)	7.69%/2.00%	11/27/2024	12/22/2029	33,043	33,023	29,078
First Lien Debt (ba)		(S + 4.00%) / (2.00%)	6.94%/0.00%	7/14/2025	12/22/2029	5	5	5
Common Equity (6,027 units) (h)				12/22/2023			12	—
Preferred Equity (20,137 units) (h)				12/22/2023			2,014	—

Preferred Equity (1,370 units) (h)				2/18/2026			137	640
							35,191	29,723	4%
BCM One Group Holdings, Inc.	Information Technology Services
Subordinated Debt			11.75%/0.00%	11/17/2021	11/17/2028	17,667	17,602	17,668	2%

Bedford Precision Parts LLC	Specialty Distribution
Common Equity (500,000 units) (h)				3/12/2019			478	313	0%

BPCP Dcom, Inc.	Business Services
First Lien Debt ($9,750 unfunded commitment)		(S + 4.75%) / (2.00%)	0.00%/0.00%	6/17/2026	6/17/2032	—	—	—	0%

Bobcat of Connecticut, LLC	Specialty Distribution
First Lien Debt (bk)		(S + 5.75%) / (2.00%)	9.44%/0.00%	10/1/2025	10/1/2030	22,500	22,365	22,500
Common Equity (1,065,791 LP Units) ($184 unfunded commitment)				10/1/2025			1,066	1,153
							23,431	23,653	3%
Brightmore Brands LLC	Retail
First Lien Debt (j)(al)		(S + 5.38%) / (1.50%)	9.11%/0.00%	9/13/2022	9/9/2029	23,529	23,307	23,529
Common Equity (1,000 units)				9/13/2022			1,000	1,560
Common Equity (371 units)				9/9/2024			713	714
							25,020	25,803	3%
Cardback Intermediate, LLC (dba Chargeback Gurus)	Information Technology Services
First Lien Debt (j)(bl)		(S + 5.25%) / (0.75%)	8.93%/0.00%	12/16/2025	12/16/2030	14,126	14,042	14,126
Common Equity (495 shares)				8/10/2021			45	335
Preferred Equity (495 shares)				8/10/2021			45	203
							14,132	14,664	2%
Choice Technology Solutions, LLC (dba Choice Merchant Solutions, LLC) (n)	Information Technology Services
Preferred Equity (500,000 units) (h)				8/21/2023			—	—	0%

CIH Intermediate, LLC (n)	Business Services
Common Equity (563 shares)				3/3/2022			—	—
Preferred Equity (563 shares)				3/3/2022			—	—
							—	—	0%
Cleanova Topco Limited	Component Manufacturing
Preferred Equity (746,893shares)				6/12/2025			841	910
Preferred Equity (373,447shares)				6/12/2025			436	472
Common Equity (113,166 shares)				6/12/2025			454	645
							1,731	2,027	0%
CRS Solutions Holdings, LLC (dba CRS Texas)	Business Services
Common Equity (574,929 units) (h)				6/28/2022			272	—	0%

CTM Group, Inc. (dba Venuplus, Inc.)	Business Services
First Lien Debt		(S + 6.75%) / (1.00%)	10.49%/0.75%	2/28/2023	11/30/2026	8,717	8,693	8,713
First Lien Debt		(S + 6.75%) / (1.00%)	10.49%/0.75%	1/28/2026	11/30/2026	124	123	124
Subordinated Debt			7.75%/6.50%	2/28/2023	11/30/2027	2,654	2,644	2,506
Common Equity (400,000 units)				2/28/2023			400	—
							11,860	11,343	2%
Customer Expressions Corp (dba Case IQ) (aq)	Information Technology Services
First Lien Debt (bc)(ao)		(S + 5.00%) / (1.00%)	8.88%/0.50%	1/6/2025	4/15/2029	15,283	15,209	15,283
Common Equity (502,894 units) (ao)				1/6/2025			771	831
							15,980	16,114	2%
Dataguise, Inc.	Information Technology Services
Common Equity (909 shares)				12/31/2020			1,500	1,384	0%

Dealerbuilt Acquisition, LLC	Information Technology Services
First Lien Debt (k)			11.00%/2.00%	5/29/2026	4/30/2029	25,046	24,864	24,864
Common Equity (1,038 Units) (h)				7/21/2023			—	—
Preferred Equity (1,038 Units) (h)				7/21/2023			1,038	925
							25,902	25,789	3%
Detechtion Holdings, LLC	Information Technology Services
First Lien Debt		(S + 6.25%) / (2.25%)	9.94%/2.00%	6/21/2023	6/21/2028	28,037	27,971	28,037
Revolving Loan ($1,000 unfunded commitment) (w)		(S + 8.25%) / (2.25%)	11.94%/0.00%	7/12/2024	6/21/2028	—	(3)	—
Subordinated Debt			0.00%/14.00%	6/21/2023	6/21/2028	3,052	3,046	3,052
Common Equity (601,532 units) (h)				6/21/2023			602	247
							31,616	31,336	4%
Diversified Search LLC	Business Services
First Lien Debt (j)(r)		(S + 7.50%) / (1.00%)	11.49%/0.00%	6/10/2019	12/23/2026	24,155	24,150	24,047
Common Equity (573 units) (h)				2/7/2019			552	158
							24,702	24,205	3%
Donovan Food Brokerage, LLC	Business Services
First Lien Debt (ae)		(S + 6.00%) / (2.00%)	9.70%/0.00%	2/23/2024	2/23/2029	24,209	24,128	24,209
Common Equity (706,822 units)				2/23/2024			772	1,622
							24,900	25,831	3%
E-PlanSoft Buyer, LLC (dba e-PlanSoft)	Information Technology Services

First Lien Debt			11.00%/2.00%	6/30/2025	6/30/2030	8,164	8,130	8,164
Preferred Equity (1,500 units)				6/27/2025			1,500	1,064
							9,630	9,228	1%
Enterprise Asset Management FM Purchaser, Inc. (dba MCIM)	Information Technology Services
First Lien Debt ($1,500 unfunded commitment)		(S + 5.75%) / (2.00%)	9.44%/2.00%	5/20/2024	5/20/2029	20,267	20,204	20,267
Common Equity (551,470 units)				5/20/2024			750	1,002
							20,954	21,269	3%
Estex Manufacturing Company, LLC	Component Manufacturing
First Lien Debt (j)(az)		(S + 5.00%) / (2.00%)	8.62%/0.00%	10/1/2024	10/1/2029	5,531	5,492	5,531
Common Equity (75,000 units)				10/1/2024			750	645
							6,242	6,176	1%
Fishbowl Solutions, LLC	Information Technology Services
First Lien Debt		(S + 7.75%) / (1.00%)	11.69%/0.00%	3/25/2022	3/25/2027	22,894	22,860	22,894
First Lien Debt		(S + 7.75%) / (1.00%)	11.69%/0.00%	12/27/2024	3/25/2027	12,168	12,162	12,168
Revolving Loan ($3,000 unfunded commitment) (i)		(S + 7.75%) / (1.00%)	11.69%/0.00%	12/27/2024	3/25/2027	—	—	—
							35,022	35,062	5%
Fraser Steel LLC	Component Manufacturing
First Lien Debt (bm)		(S + 6.00%) / (2.00%)	9.69%/0.00%	11/5/2025	2/5/2030	13,357	13,302	13,357
Common Equity (500,000 units) (h)				2/5/2025			500	516
							13,802	13,873	2%
Fumex, LLC	Industrial Product Services
First Lien Debt (j)(ar)		(S + 4.75%) / (1.00%)	8.43%/0.00%	11/27/2024	11/27/2029	7,000	6,964	7,000
Common Equity (3,500 units) (h)				11/27/2024			350	324
							7,314	7,324	1%
Gap Intelligence Acquisition, LLC (dba OpenBrand)	Information Technology Services
First Lien Debt			12.00%/0.00%	1/28/2026	1/28/2031	6,000	5,970	5,970
Preferred Equity (951 units)				1/28/2026			1,000	1,000
Common Equity (951 units)				1/28/2026			—	—
							6,970	6,970	1%
Global Plasma Solutions, Inc.	Component Manufacturing
Common Equity (601 shares)				2/1/2024			162	293
Common Equity (1,705 shares)				9/21/2018			188	95
							350	388	0%
GMP HVAC, LLC (dba McGee Heating & Air, LLC)	Utilities: Services
First Lien Debt (j)(bb)		(S + 6.50%) / (2.00%)	10.19%/0.00%	12/8/2023	12/8/2028	29,460	29,276	29,460
First Lien Debt ($3,298 unfunded commitment) (i)(bb)		(S + 6.50%) / (2.00%)	10.19%/0.00%	6/11/2026	12/8/2028	293	263	293
Preferred Equity (1,366 units) (h)				12/8/2023			1,406	1,960
							30,945	31,713	5%
GPS Insight, Inc.	Information Technology Services
First Lien Debt (av)		(S + 5.58%) / (1.00%)	9.39%/0.00%	10/17/2025	5/18/2028	23,080	22,996	23,080	3%

Green Cubes Technology, LLC (dba Green Cubes)	Component Manufacturing
First Lien Debt (j)(ax)		(S + 7.50%) / (2.00%)	11.18%/0.00%	10/16/2024	10/16/2029	22,500	22,317	22,500	3%

Haematologic Technologies, Inc.	Healthcare Services
First Lien Debt		(S + 5.25%) / (3.00%)	9.19%/3.00%	10/11/2019	9/30/2026	6,659	6,659	6,551
Common Equity (630 units) (h)				10/11/2019			630	—
Common Equity (169 units) (h)				6/26/2023			169	14
							7,458	6,565	1%
Hallmark Health Care Solutions, Inc.	Information Technology Services
Common Equity (3,645,752 units)				9/18/2023			3,646	512	0%

Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt			11.50%/1.25%	4/25/2023	6/30/2028	25,279	25,141	25,279
Common Equity (5,837 units)				3/23/2016			—	1,318
Common Equity (637 units)				8/7/2023			102	144
Preferred Equity (868 units)				10/16/2020			154	416
							25,397	27,157	4%
IBH Holdings, LLC (fka Inflexxion, Inc.)	Business Services
Common Equity (150,000 units)				6/20/2018			—	—	0%

InductiveHealth Informatics, LLC	Information Technology Services
First Lien Debt (j)(o)		(S + 6.75%) / (2.00%)	10.43%/0.00%	1/12/2026	9/20/2028	35,808	35,705	35,808
Preferred Equity (367 units)				9/20/2024			179	224
Common Equity (1,361 units)				9/20/2024			—	—
							35,884	36,032	5%
Info Tech Operating, LLC (dba infotech)	Information Technology Services
First Lien Debt (bd)		(S + 4.88%) / (2.00%)	8.61%/0.00%	3/31/2025	3/31/2030	18,000	17,895	18,000	2%

Informatics Holdings, Inc. (dba Wasp Barcode Technologies)	Information Technology Services

First Lien Debt (j)(v)		(S + 7.00%) / (2.50%)	10.69%/0.00%	5/1/2024	3/7/2029	8,777	8,768	8,777
Preferred Equity (1,000,000 units)				3/7/2024			1,000	272
							9,768	9,049	1%
ISI PSG Holdings, LLC (dba Incentive Solutions, Inc.)	Business Services
First Lien Debt (j)(aj)		(S + 7.50%) / (0.50%)	11.29%/0.00%	4/5/2021	7/2/2026	9,150	9,150	9,150
First Lien Debt (an)		(S + 7.50%) / (0.50%)	7.79%/0.00%	6/30/2021	7/2/2026	9,443	9,443	9,442
Common Equity (256,964 units) (h)				4/5/2021			500	149
							19,093	18,741	3%
Janus Health Technologies, Inc.	Information Technology Services
Preferred Equity (68,361 units)				1/3/2024			1,500	822	0%

Jumo Health, Inc.	Healthcare Services
First Lien Debt (j)(aw)		(S + 6.00%) / (2.00%)	9.68%/0.00%	8/16/2024	8/16/2029	5,541	5,496	5,541
Common Equity (1,359 shares)				8/16/2024			—	—
Preferred Equity (1,359 shares)				8/16/2024			750	283
							6,246	5,824	1%
KG Lawn Care, Inc. (dba King Green)	Consumer Services
First Lien Debt (bo)		(S + 5.50%) / (2.00%)	9.18%/0.00%	1/23/2026	11/26/2030	10,000	9,950	10,000
Common Equity (62 Units)				11/26/2025			616	564
							10,566	10,564	1%
The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Common Equity (855 shares)				12/8/2017			933	—	0%

Laboratory Testing, LLC	Business Services
First Lien Debt		(S + 5.00%) / (2.00%)	8.69%/0.00%	4/15/2025	4/15/2030	9,534	9,497	9,534
Revolving Loan ($3,427 unfunded commitment) (i)		(S + 5.00%) / (2.00%)	8.69%/0.00%	4/15/2025	4/15/2030	573	560	573
Common Equity (3,881 units) (h)				4/15/2025			388	446
Preferred Equity (3,619 units) (h)				4/15/2025			362	714
							10,807	11,267	2%
Level Education Group, LLC (dba CE4Less)	Business Services
First Lien Debt (ak)		(S + 5.25%) / (2.00%)	9.19%/0.00%	4/1/2021	9/30/2030	12,329	12,258	12,329
Common Equity (1,000,000 units)				4/1/2021			934	2,910
							13,192	15,239	2%
LifeSpan Biosciences, Inc.	Healthcare Products
Subordinated Debt			11.50%/0.00%	3/19/2021	4/7/2028	16,000	15,985	15,071
Common Equity (108 shares)				6/7/2024			595	390
							16,580	15,461	2%
Mayesh Wholesale Florist, LLC	Specialty Distribution
First Lien Debt (j)(be)		(S + 6.00%) / (2.00%)	9.68%/0.00%	3/18/2025	3/18/2030	10,500	10,409	10,500
First Lien Debt (be)		(S + 6.00%) / (2.00%)	9.68%/0.00%	3/18/2025	3/18/2030	1,500	1,496	1,500
Preferred Equity (500,000 units) (h)				3/18/2025			500	717
							12,405	12,717	2%
MBS Opco, LLC (dba Marketron)	Information Technology Services
First Lien Debt		(S + 8.50%) / (1.50%)	12.45%/0.00%	9/29/2022	9/28/2026	27,000	26,992	27,000	4%

MDME Holding Corp.	Healthcare Products
First Lien Debt		(S + 6.25%) / (1.00%)	10.13%/0.00%	8/31/2023	8/3/2027	12,171	12,142	11,822
Common Equity (5,149 units)				9/18/2023			—	—
Preferred Equity (12,500 units)				9/18/2023			1,250	—
Preferred Equity (713 units)				7/1/2025			71	5
							13,463	11,827	2%
MRC Drake Buyer LLC	Component Manufacturing
First Lien Debt (j)(p)		(S + 6.50%) / (2.00%)	10.19%/0.00%	3/13/2026	3/13/2031	5,625	5,585	5,585
Common Equity (750,000 units)				3/13/2026			—	—
Common Equity (750,000 units)				3/13/2026			750	750
							6,335	6,335	1%
National OnDemand, Inc.	Telecommunication Services
First Lien Debt (bp)		(S + 6.00%) / (2.00%)	9.73%/0.00%	6/30/2026	6/30/2030	15,438	15,206	15,206	2%

Netbase Solutions, Inc. (dba Netbase Quid)	Information Technology Services
First Lien Debt (ap)		(P + 2.00%) / (3.25%)	8.75%/2.00%	11/18/2021	11/18/2026	16,895	16,890	15,513	2%

NWS Technologies, LLC	Utilities: Services
First Lien Debt ($673 unfunded commitment)(u)		(S + 7.50%) / (2.50%)	11.19%/0.00%	6/20/2023	6/16/2028	18,702	18,593	18,702
Common Equity (2 units) (h)				6/20/2023			2,446	2,186
Preferred Equity (0.375 units) (h)				6/20/2023			375	453
							21,414	21,341	3%
OnePath Systems, LLC (n)	Information Technology Services
Common Equity (732,542 shares)				9/30/2022			—	—	0%

Onsight Industries, LLC	Component Manufacturing
First Lien Debt (j)(bf)		(S + 5.50%) / (1.50%)	9.19%/0.00%	3/27/2025	1/7/2030	8,913	8,890	8,913
Common Equity (380,000 units) (h)				1/7/2025			380	259
							9,270	9,172	1%
Palmetto Moon, LLC	Retail

Common Equity (499 units)				11/3/2016			—	1,427	0%

PayEntry Financial Services, Inc. (dba Payentry)	Information Technology Services
Second Lien Debt (bg)			10.50%/1.75%	3/28/2025	9/28/2031	5,676	5,630	5,676
Second Lien Debt			10.50%/1.75%	3/28/2025	9/28/2031	2,906	2,894	2,906
Second Lien Debt ($3,126 unfunded commitment)			10.50%/1.75%	3/28/2025	9/28/2031	—	—	—
Preferred Equity (10,000 units)				3/28/2025			1,000	1,050
							9,524	9,632	1%
Pinnergy, Ltd.	Oil & Gas Services
Subordinated Debt			10.00%/0.00%	6/30/2022	6/30/2027	10,050	10,035	10,009	1%

PowerGrid Services Acquisition, LLC	Utilities: Services
Common Equity (4,490 units) (h)				9/21/2021			53	—
Common Equity (118 units) (h)				7/2/2025			118	29
Common Equity (133 units) (h)				7/2/2025			133	33
							304	62	0%
Prime AE Group, Inc.	Business Services
Preferred Equity (900,000 shares)				11/25/2019			900	303	0%

Pronto Plumbing & Drain, Inc.	Utilities: Services
First Lien Debt		(S + 7.00%) / (2.00%)	10.69%/0.00%	5/22/2025	5/22/2030	15,389	15,247	15,389
Revolving Loan ($500 unfunded commitment)(i)		(S + 7.00%) / (2.00%)	10.69%/0.00%	5/22/2025	5/22/2030	—	(4)	—
Common Equity (Units N/A) (h)				5/22/2025			914	988
							16,157	16,377	2%
Puget Collision, LLC	Retail
First Lien Debt		(S + 5.00%) / (0.75%)	8.73%/0.00%	10/3/2025	10/3/2030	12,469	12,402	12,469
Common Equity (310 units) (h)				1/4/2024			810	970
							13,212	13,439	2%
PureCars Technologies, LLC	Information Technology Services
First Lien Debt (k)(ac)		(S + 6.63%) / (2.00%)	10.30%/0.00%	4/8/2026	4/8/2029	21,500	21,202	21,202	3%

QED Technologies International, Inc.	Component Manufacturing
First Lien Debt (q)		(S + 4.75%) / (1.50%)	8.94%0.00%	3/1/2023	3/1/2028	15,551	15,507	15,551
First Lien Debt (j)(q)		(S + 4.75%) / (1.50%)	8.94%0.00%	5/30/2025	3/1/2028	2,103	2,064	2,103
Common Equity (140 shares)				2/28/2023			1,401	4,274
							18,972	21,928	3%
Quest Software US Holdings Inc.	Information Technology Services
First Lien Debt		(S + 1.00%) / (0.50%)	4.66%/6.75%	8/11/2025	2/1/2030	18,303	18,303	12,605	2%

R1 Holdings, LLC (dba RoadOne IntermodaLogistics)	Transportation services
First Lien Debt (j)		(S + 6.75%) / (1.00%)	10.41%/0.00%	12/30/2022	12/30/2028	6,199	6,093	6,199
Subordinated Debt			8.75%/5.00%	12/30/2022	6/30/2029	1,591	1,569	1,501
Common Equity (280,000 units)				12/30/2022			280	96
							7,942	7,796	1%
R.F. Fager Company LLC	Specialty Distribution
Second Lien Debt			12.75%/0.00%	3/4/2024	8/4/2030	18,000	17,934	18,000
Common Equity (12,500 units) (h)				3/4/2024			1,250	1,541
							19,184	19,541	3%
Sales Rabbit, Inc.	Information Technology Services
First Lien Debt			12.00%/2.00%	12/23/2025	12/23/2030	26,480	26,225	26,480	4%

ServicePower, Inc.	Information Technology Services
First Lien Debt (k)(as)			10.50%/5.50%	3/15/2024	3/15/2028	30,956	30,795	30,956
First Lien Debt (ba)			8.25%/0.00%	6/6/2025	3/15/2028	5	5	5
							30,800	30,961	4%
SES Investors, LLC (dba SES Foam) (n)	Building Products Manufacturing
Common Equity (6,000 units) (h)				9/8/2016			—	—	0%

Sogno Toscano LLC	Specialty Distribution
First Lien Debt (bi)		(S + 5.50%) / (2.00%)	9.23%/0.00%	7/2/2025	4/24/2031	12,750	12,672	12,750
Preferred Equity (6 units)				7/2/2025			4,249	7,650
							16,921	20,400	3%
Tedia Company, LLC	Healthcare Products
First Lien Debt (j)		(S + 7.75%) / (1.00%)	11.70%/0.00%	3/4/2022	3/4/2027	14,100	14,088	14,100
Revolving Loan ($1,750 unfunded commitment) (i)		(S + 7.75%) / (1.00%)	11.70%/0.00%	3/4/2022	3/4/2027	500	497	500
Subordinated Debt			10.00%/4.50%	3/4/2022	9/4/2027	3,420	3,417	4,603
Preferred Equity (1,000 units) (h)				3/4/2022			1,000	1,293
							19,002	20,496	3%
Thrust Flight LLC	Business Services
First Lien Debt (j)(au)		(S + 5.75%) / (2.00%)	9.43%/0.00%	9/9/2024	9/9/2029	12,586	12,515	12,586
First Lien Debt ($1,818 unfunded commitment)(i)(au)		(S + 5.75%) / (2.00%)	9.43%/0.00%	9/9/2024	9/9/2029	—	—	—
Subordinated Debt (j)			10.00%/5.00%	12/11/2025	3/9/2030	1,564	1,538	1,564

Common Equity (1,050,000 units) (h)				9/9/2024			1,050	508
							15,103	14,658	2%
True Environmental Inc.	Business Services
First Lien Debt (j) (bj)		(S + 5.50%) / (2.00%)	9.18%/0.00%	5/12/2025	5/12/2030	6,650	6,614	6,650
First Lien Debt		(S + 5.50%) / (2.00%)	9.18%/0.00%	5/12/2025	5/12/2030	15,142	15,061	15,142
Common Equity (397,026 units) (h)				5/12/2025			585	395
							22,260	22,187	3%
UBEO, LLC	Business Services
Common Equity (705,000 units) (h)				4/3/2018			610	2,089	0%

United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)				4/1/2012			891	—
Warrant (57,469 units) (m)				3/5/2012			564	—
							1,455	—	0%
USG AS Holdings, LLC (n)	Utilities: Services
Common Equity (Units N/A)				2/21/2023			—	—	0%

Virginia Tile Company, LLC (n)	Specialty Distribution
Common Equity (Units N/A)				12/19/2014			—	—	0%

Virtex Enterprises, LP	Component Manufacturing
Second Lien Debt (y)		(S + 0.00%) / (2.50%)	3.74%/9.75%	4/13/2022	9/30/2027	18,601	10,907	—
Subordinated Debt (y)		(S + 4.00%) / (2.50%)	9.74%/0.00%	9/20/2023	3/31/2027	356	293	197
							11,200	197	0%
VMS MSO, LLC (dba Vytal Health Partners)	Healthcare Services
First Lien Debt			13.75%/0.00%	12/18/2025	12/18/2030	14,626	14,556	14,917
Revolving Loan ($1,500 unfunded commitment)(i)			13.75%/0.00%	12/18/2025	12/18/2030	—	(7)	—
							14,549	14,917	2%
W50 Holdings, LLC	Business Services
Subordinated Debt			11.50%/0.00%	3/22/2024	3/24/2031	11,430	11,325	11,430
Preferred Equity (Units N/A) ($100 unfunded commitment)				3/21/2024			900	910
							12,225	12,340	2%
Waterworks Solutions Acquisition, Inc. (dba CITCO Water)	Specialty Distribution
First Lien Debt ($2,450 unfunded commitment)(bh)		(S + 4.75%) / (2.00%)	8.43%/0.00%	12/26/2025	12/26/2030	26,422	26,261	26,422	4%

White Label Communication, LLC	Information Technology Services
First Lien Debt (j)(ab)		(S + 5.25%) / (1.00%)	8.93%/0.00%	6/30/2025	6/30/2030	24,400	24,278	23,864
Common Equity (536 units) (h)				10/11/2023			—	—
Preferred Equity (5,000 units) (h)				10/11/2023			500	435
							24,778	24,299	2%
Wonderware Holdings, LLC (dba CORE Business Technologies)	Information Technology Services
First Lien Debt (z)		(S + 5.00%) / (2.00%)	8.62%/0.00%	2/10/2021	5/14/2028	8,316	8,316	8,316	1%

World Tours LLC	Consumer Services
First Lien Debt (ay)		(S + 6.50%) / (2.00%)	10.19%/0.00%	11/13/2024	11/13/2029	5,389	5,359	5,389
Preferred Equity (1,000,000 units) (h)				11/13/2024			1,000	1,124
							6,359	6,513	1%
Worldwide Express Operations, LLC	Transportation services
Common Equity (198 units)				6/2/2026			198	198
Common Equity (644 units)				6/2/2026			644	643
Common Equity (15,105 units)				6/2/2026			44	44
Common Equity (188 units) (h)				6/2/2026			188	188
Common Equity (610 units) (h)				6/2/2026			610	610
Common Equity (14,296 units) (h)				6/2/2026			42	42
							1,726	1,725	0%

Total Non-control/Non-affiliate Investments							$1,325,735	$1,307,582	177%

Total Investments							$1,404,431	$1,432,911	194%

Money market funds (included in cash and cash equivalents)
Goldman Sachs Financial Square Treasury Obligation Institution CUSIP (38141W323) (ad)			3.52%/0.00%				$37,547	$37,547	5%
Total money market funds							$37,547	$37,547	5%
Total Investments and Money Market Funds							$1,441,978	$1,470,458	199%

(a) See Note 3 to the consolidated financial statements for portfolio composition by geographic location.

(b) Equity ownership may be held in shares or units of companies related to the portfolio companies. The Company’s investments are generally classified as “restricted securities”, unless otherwise noted, as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144. As of June 30, 2026, the Company held restricted securities with an aggregate fair value of $1,432,911, or 194% of the Company's net assets.

(c) All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.

(d) Variable rate investments bear interest at a rate indexed to prime (P) or Secured Overnight Financing Rate (“SOFR”) (S), which are reset monthly, bimonthly, quarterly, or semi-annually. Certain variable rate investments also include a prime or SOFR interest rate floor. For each investment, the Company has provided the spread over the reference rate and the prime or SOFR floor, if any, as of June 30, 2026.

(e) Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of June 30, 2026. Generally, payment-in-kind interest can be paid-in-kind or all in cash.
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

(i) The disclosed commitment represents the unfunded amount as of June 30, 2026. The Company is earning 0.50% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate which will be earned if the commitment is funded.

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

(q) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.93% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(s) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 0.38% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(v) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.04% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(w) The disclosed commitment represents the unfunded amount as of June 30, 2026. The Company is earning 0.75% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

(x) The disclosed commitment represents the unfunded amount as of June 30, 2026. The Company is earning 1.00% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

(y) Investment was on non-accrual status as of June 30, 2026.

(z) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.49% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(aa) The Company sold a participating interest of approximately $4.0 million in aggregate principal amount of the portfolio company’s first lien senior secured term loan. As the transaction did not qualify as a “true sale” in accordance with GAAP, the Company recorded a corresponding secured borrowing in the Consolidated Statements of Assets and Liabilities.

(ab) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.91% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ai) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.70% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(aj) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.88% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(am) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.59% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(an) The Company sold a participating interest of approximately $13.5 million in aggregate principal amount of the portfolio company’s first lien senior secured term loan. As the transaction did not qualify as a “true sale” in accordance with GAAP, the Company recorded a corresponding secured borrowing in the Consolidated Statements of Assets and Liabilities.

(ao) The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company can not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of June 30, 2026, total non-qualifying assets at fair value represented 1.07% of the Company's total assets calculated in accordance with the 1940 Act.

(ap) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of 0.45% and PIK interest amount of 1.79% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(aq) The headquarters of this portfolio company is located in Canada.

(ar) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.57% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(as) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of 0.34% and PIK interest amount of 0.56% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ax) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 0.99% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(bc) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of 2.20% and PIK interest amount of 0.73% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(bd) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.04% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(bg) As of June 30, 2026, the Company is earning an incremental 0.60% interest on the outstanding principal balance.

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

(bo) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.93% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(bp) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.25% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

The Company believes that utilizing both FIC and the SBIC Funds as investment vehicles provides it with access to a broader array of investment opportunities. Given the Company’s access to lower cost capital through the SBA’s SBIC debenture program, the Company expects that it will make investments through active SBIC Funds until the earlier of the end of such fund's investment period, or when the fund reaches its borrowing limit under the SBA program. In May 2026, legislation amending the SBIA Act increased (a) the individual leverage limit from $175,000 to $250,000, subject to SBA approval, and (b) the maximum leverage available for two or more SBICs under common control from $350,000 to $475,000.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits included in the income tax provision, if any. There were no material uncertain income tax positions at June 30, 2026 and December 31, 2025. The Company’s tax returns are generally subject to examination by U.S. federal and most state tax authorities for a period of three years from the date the respective returns are filed, and, accordingly, tax years after 2021 remain subject to examination.

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

Earnings and net asset value per share: The earnings per share calculations for the three and six months ended June 30, 2026 and 2025 are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Stock Repurchase Program: The Company has an open market stock repurchase program (the “Stock Repurchase Program”) under which the Company may acquire up to $5,000 of its outstanding common stock. Under the Stock Repurchase Program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by the Company’s management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. Most recently, on November 3, 2025, the Board extended the Stock Repurchase Program through December 31, 2026, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require the Company to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. The Company did not make any repurchases of common stock during the three and six months ended June 30, 2026 and 2025. Refer to Note 8. Common Stock for additional information concerning stock repurchases.

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

As of June 30, 2026, the Company had active investments in 100 portfolio companies and residual investments in eight portfolio companies that have sold their underlying operations. The aggregate fair value of the total portfolio was $1,432,911 and the weighted average yield on the Company’s debt investments was 12.5% as of such date. As of June 30, 2026, the Company held equity investments in 82.4% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 2.1%.

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

The weighted average yield of the Company’s debt investments is not the same as a return on investment for its stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of all of the Company’s and its subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of June 30, 2026 and December 31, 2025, including accretion of OID and debt investment origination fees, but excluding investments on non-accrual status and investments recorded as a secured borrowing.

Purchases of debt and equity investments for the six months ended June 30, 2026 and 2025 totaled $216,662 and $210,006, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the six months ended June 30, 2026 and 2025 totaled $112,228 and $166,605, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	June 30,		December 31,		June 30,		December 31,
	2026		2025		2026		2025
First Lien Debt(1)	$1,133,579	79.1%	$1,019,063	77.0%	$1,141,928	81.3%	$1,014,497	78.1%
Second Lien Debt	70,562	4.9	68,929	5.2	81,359	5.8	95,576	7.3
Subordinated Debt	81,605	5.7	94,412	7.1	82,729	5.9	95,316	7.3
Equity	147,165	10.3	142,111	10.7	97,598	6.9	93,088	7.2
Warrants	—	—	238	—	817	0.1	817	0.1
Total	$1,432,911	100.0%	$1,324,753	100.0%	$1,404,431	100.0%	$1,299,294	100.0%

(1)

Includes unitranche investments, which account for 50.4% and 51.7% of the Company's portfolio on a fair value and cost basis as of June 30, 2026, respectively. Includes unitranche investments, which account for 48.3% and 49.3% of the Company's portfolio on a fair value and cost basis as of December 31, 2025, respectively.

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Fair Value				Cost
	June 30,		December 31,		June 30,		December 31,
	2026		2025		2026		2025
United States
Midwest	$161,809	11.3%	$162,362	12.3%	$114,163	8.1%	$114,396	8.8%
Southeast	437,946	30.6	387,245	29.1	429,895	30.7	379,889	29.3
Northeast	296,270	20.7	263,070	19.9	296,557	21.1	262,718	20.2
West	218,767	15.3	213,090	16.1	230,438	16.4	232,829	17.9
Southwest	302,005	21.0	282,971	21.4	317,398	22.6	293,590	22.6
Canada	16,114	1.1	16,015	1.2	15,980	1.1	15,872	1.2
Total	$1,432,911	100.0%	$1,324,753	100.0%	$1,404,431	100.0%	$1,299,294	100.0%

The following table shows portfolio composition by type and by geographic region at fair value as a percentage of net assets.

By Type			By Geographic Region
	June 30,	December 31,		June 30,	December 31,
	2026	2025		2026	2025
First Lien Debt	153.5%	137.4%	United States
Second Lien Debt	9.6	9.3	Midwest	21.9%	21.9%
Subordinated Debt	11.0	12.7	Southeast	59.3	52.2
Equity	19.9	19.2	Northeast	40.1	35.5
Warrants	—	—	West	29.6	28.7
Total	194.0%	178.6%	Southwest	40.9	38.1
			Canada	2.2	2.2
			Total	194.0%	178.6%

As of June 30, 2026 and December 31, 2025, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio on a fair value or cost basis. As of June 30, 2026 and December 31, 2025, the Company had no investments that exceeded 5% of total assets.

As of June 30, 2026 and December 31, 2025, the Company had debt investments in one portfolio company and two portfolio companies, respectively, on non-accrual status.

	June 30, 2026				December 31, 2025
	Fair				Fair
Portfolio Company	Value		Cost		Value	Cost
Suited Connector LLC	$—	(1)	$—	(1)	$1,476	$15,934
Virtex Enterprises, LP	197		11,200		208	11,214
Total	$197		$11,200		$1,684	$27,148

(1) The Company exited its debt investment in such portfolio company and did not hold such investment as of June 30, 2026.

Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of control and affiliate investments as of December 31, 2025 and any additions and reductions made to such investments during the six months ended June 30, 2026, the ending fair value as of June 30, 2026, and the total investment income earned on such investments during the period.

						Six Months Ended June 30, 2026
Portfolio Company (1)	June 30, 2026 Principal Amount - Debt Investments	December 31, 2025 Fair Value	Gross Additions (2)	Gross Reductions (3)	June 30, 2026 Fair Value	Net Realized Gains (Losses) (4)	Net Change in Unrealized Appreciation (Depreciation)	Interest Income	Payment-in-kind Interest Income	Dividend Income	Fee Income
Control Investments
US GreenFiber, LLC	$—	$—	$120	$(120)	$—	$(120)	$—	$—	$—	$—	$—
Total Control Investments	$—	$—	$120	$(120)	$—	$(120)	$—	$—	$—	$—	$—
Affiliate Investments
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	$9,602	$26,487	$—	$(314)	$26,173	$—	$(315)	$531	$—	$—	$—
CP Communications, LLC	5,703	6,432	81	(159)	6,354	—	76	483	—	—	5
Medsurant Holdings, LLC	—	308	1,189	(1,497)	—	1,189	(307)	—	—	—	—
Pfanstiehl, Inc.	—	40,995	722	—	41,717	—	722	—	—	557	—
PIPCO, LLC	8,978	9,699	423	(22)	10,100	—	403	474	—	—	9
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	28,435	31,197	1,805	—	33,002	—	1,786	1,662	—	—	10
Steward Holding LLC (dba Steward Advanced Materials)	—	3,897	2,187	(1)	6,083	—	2,187	—	—	—	—
Suited Connector LLC	—	—	2,016	(116)	1,900	—	(116)	—	—	—	—
Total Affiliate Investments	$52,718	$119,015	$8,423	$(2,109)	$125,329	$1,189	$4,436	$3,150	$—	$557	$24

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

An investment’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s investment portfolio is comprised entirely of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available, with the exception of money market funds, which are valued using Level 1 inputs as of June 30, 2026. Therefore, the Company values such portfolio investments at fair value, as determined in good faith by the Board, using Level 3 inputs with the exception of money market funds that were valued using Level 1 inputs as of June 30, 2026. The degree of judgment exercised by the Board in determining fair value is greatest for investments classified as Level 3 inputs. Due to the inherent uncertainty of determining the fair values of investments that do not have readily available market quotations, the Board’s estimate of fair values may differ significantly from the values that would have been used had a ready market for the securities existed, and those differences may be material. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the amounts ultimately realized on these investments to be materially different than the valuations currently assigned.

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

The Board consulted with the independent third-party valuation firm(s) in arriving at our determination of fair value for 22 and 21 of our portfolio company investments representing 26.4% and 26.7% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended June 30, 2026 and December 31, 2025, respectively) as of June 30, 2026 and December 31, 2025, respectively.

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

The following tables present fair value measurements of investments by major class according to the fair value hierarchy:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$1,133,579	$1,133,579
Second Lien Debt	—	—	70,562	70,562
Subordinated Debt	—	—	81,605	81,605
Equity	—	—	147,165	147,165
Warrants	—	—	—	—
Money Market Funds	37,547	—	—	37,547
Total	$37,547	$—	$1,432,911	$1,470,458

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$1,019,063	$1,019,063
Second Lien Debt	—	—	68,929	68,929
Subordinated Debt	—	—	94,412	94,412
Equity	—	—	142,111	142,111
Warrants	—	—	238	238
Money Market Funds	68,974	—	—	68,974
Total	$68,974	$—	$1,324,753	$1,393,727

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the six months ended June 30, 2026 and 2025.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the six months ended June 30, 2026 and 2025:

	First Lien	Second Lien	Subordinated
	Debt	Debt	Debt	Equity	Warrants	Total
Balance, December 31, 2024	$718,120	$83,543	$142,839	$138,371	$7,633	$1,090,506
Net realized gains (losses) on investments	(11,964)	—	—	10,527	7,199	5,762
Net change in unrealized appreciation (depreciation) on investments	20,138	(6,326)	(263)	(3,830)	(5,134)	4,585
Purchase of investments	186,369	13,600	-	9,912	125	210,006
Proceeds from sales and repayments of investments	(103,483)	—	(37,089)	(16,576)	(9,457)	(166,605)
Interest and dividend income paid-in-kind	1,692	1,379	1,628	—	—	4,699
Proceeds from loan origination fees	(1,243)	(90)	—	—	—	(1,333)
Accretion of loan origination fees	1,375	54	169	—	—	1,598
Accretion of original issue discount	82	—	4	—	—	86
Transfers by type	9,645	(9,645)	—	—	—	—
Balance, June 30, 2025	$820,731	$82,515	$107,288	$138,404	$366	$1,149,304
Balance, December 31, 2025	$1,019,063	$68,929	$94,412	$142,111	$238	$1,324,753
Net realized gains (losses) on investments	—	(15,035)	—	8,335	920	(5,780)
Net change in unrealized appreciation (depreciation) on investments	(12,916)	15,851	(220)	544	(238)	3,021
Purchase of investments	209,853	—	190	6,619	—	216,662
Proceeds from sales and repayments of investments	(86,055)	(899)	(13,910)	(10,444)	(920)	(112,228)
Interest and dividend income paid-in-kind	3,827	1,664	1,060	—	—	6,551
Proceeds from loan origination fees	(1,421)	—	(4)	—	—	(1,425)
Accretion of loan origination fees	1,201	52	73	—	—	1,326
Accretion of original issue discount	27	—	4	—	—	31
Balance, June 30, 2026	$1,133,579	$70,562	$81,605	$147,165	$—	$1,432,911

Net change in unrealized appreciation/(depreciation) of $(3,596) and $(5,294) for the three and six months ended June 30, 2026 was attributable to Level 3 investments held at June 30, 2026. Net change in unrealized appreciation/(depreciation) of $7,554 and $(131) for the three and six months ended June 30, 2025 was attributable to Level 3 investments held at June 30, 2025.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of June 30, 2026 and December 31, 2025. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at	Valuation	Unobservable	Range
	June 30, 2026	Techniques	Inputs	(weighted average)(1)
Debt investments:
First Lien Debt	$1,084,820	Discounted cash flow	Weighted average cost of capital	7.0% - 27.7% (12.9%)
	48,759	Enterprise value waterfall	EBITDA multiples	10.0x - 10.0x (10.0x)

Second Lien Debt	70,562	Discounted cash flow	Weighted average cost of capital	12.8% - 22.5% (15.7%)
	—	Enterprise value waterfall	EBITDA multiples	6.0x - 6.0x (6.0x)

Subordinated Debt	81,408	Discounted cash flow	Weighted average cost of capital	10.8% - 40.5% (15.2%)
	197	Enterprise value waterfall	EBITDA multiples	6.0x - 6.0x (6.0x)

Equity investments:
Equity	138,110	Enterprise value waterfall	EBITDA multiples	3.0x - 18.0x (9.9x)
	9,055	Enterprise value waterfall	Revenue multiples	1.3x - 7.5x (5.0x)

Warrants	—	Enterprise value waterfall	Revenue multiples	1.6x - 1.6x (1.6x)

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

The following tables summarize the carrying value and fair value of the Company’s debt obligations as of June 30, 2026 and December 31, 2025.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	June 30, 2026(5)		December 31, 2025(5)
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
SBA debentures (2)	$296,000	$296,000	$237,500	$237,500
SPV Credit Facility borrowings (3)	112,650	112,650	83,850	83,850
November 2026 Notes (4)	—	—	125,000	120,455
March 2030 Notes (4)	200,000	193,614	200,000	191,957
June 2029 Notes (4)	120,000	116,509	—	—
Total	$728,650	$718,773	$646,350	$633,762
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
(4)
The fair value of the November 2026 Notes (as defined in Note 6), the March 2030 Notes (as defined in Note 6), and the June 2029 Notes (as defined in Note 6) are estimated by discounting the remaining payments using current market rates for similar instruments and considering such factors as the legal maturity date, which are Level 3 inputs under ASC Topic 820.
(5)
Totals exclude $11,149 and $12,000 of Secured Borrowings as of June 30, 2026 and December 31, 2025, respectively.

The following table summarizes the inputs used to value the Company’s debt obligations if measured at fair value as of June 30, 2026 and December 31, 2025.

	Fair Value
	June 30,	December 31,
Valuation Inputs	2026	2025
Level 1	$—	$—
Level 2	—	—
Level 3	718,773	633,762
Total	$718,773	$633,762

Note 5. Related Party Transactions

Investment Advisory Agreement: The Company has entered into an Investment Advisory Agreement with the Investment Advisor. Most recently, on June 10, 2026, the Board approved the renewal of the Investment Advisory Agreement for the period from June 20, 2026 through June 20, 2027. Pursuant to the Investment Advisory Agreement and subject to the overall supervision of the Board, the Investment Advisor provides investment advisory services to the Company. For providing these services, the Investment Advisor receives a fee, consisting of two components — a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than restricted cash and cash or cash equivalents, but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The Board accepted a voluntary, non-contractual, and unconditional waiver from the Investment Advisor to exclude any investments recorded as secured borrowings as defined under GAAP from the base management fee payable effective April 1, 2021. See Note 6. Debt – Secured Borrowings for more information about the secured borrowings. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement for the three and six months ended June 30, 2026 was $6,230 and $12,143, respectively, and $5,106 and $10,028 for the three and six months ended June 30, 2025, respectively. The base management fee waiver for the three and six months ended June 30, 2026 was $50 and $101, respectively, and $59 and $118 for the three and six months ended June 30, 2025, respectively. As of June 30, 2026 and December 31, 2025, the base management fee payable (net of the base management fee waiver) was $6,180 and $5,596, respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee for the three and six months ended June 30, 2026 was $4,647 and $10,481, respectively, and $4,854 and $9,448 for the three and six months ended June 30, 2025, respectively. As of June 30, 2026 and December 31, 2025, the income incentive fee payable was $4,647 and $4,721, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid in cash to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and losses since the Company's IPO on June 24, 2011 (realized capital gains and losses include realized gains and losses on investments, net of income tax provision from realized gains on investments, and realized losses on extinguishment of debt, but excluding income tax (provision) benefit from deemed distribution of long term capital gains), and the aggregate unrealized capital depreciation on investments as of the date of the calculation. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains on investments, less cumulative aggregate tax (provision) benefit on realized gains (losses), less cumulative aggregate realized capital losses on investments, less aggregate unrealized capital depreciation on investments, and less cumulative aggregate realized losses on extinguishment of debt. If this number is positive at the end of such year, then the capital gains incentive fee to be paid in cash for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of June 30, 2026 and December 31, 2025, none of the capital gains incentive fee was payable in cash because cumulative aggregate realized capital gains and losses on investments exceeded aggregate unrealized capital depreciation on investments plus realized losses on extinguishment of debt. The aggregate amount of capital gains incentive fees paid from the IPO through June 30, 2026 was $17,577.

In addition, the Company accrues, but does not pay in cash, a capital gains incentive fee in connection with any unrealized capital appreciation on investments, as applicable. If, on a cumulative basis, the sum of (i) net realized gains/(losses) on investments, net of income tax (provision) benefit from realized gains on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of (i) net realized gains/(losses) on investments, net of income tax (provision) benefit from realized gains on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt. The capital gains incentive fee accrued (reversed) during the three and six months ended June 30, 2026 was $254 and $(698), respectively, and $1,331 and $1,618 for the three and six months ended June 30, 2025, respectively. As of June 30, 2026 and December 31, 2025, the accrued capital gains incentive fee payable was $15,716 and $16,414, respectively.

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

Administration Agreement: The Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. Most recently, on June 10, 2026, the Board approved the renewal of the Administration Agreement for the period from June 20, 2026 through June 20, 2027. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides clerical, bookkeeping, and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies on the Company's behalf to those portfolio companies that have accepted the Company's offer to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies, including “dead deal” expenses. Under the Administration Agreement, administrative service expenses for the three and six months ended June 30, 2026 was $778 and $1,549, respectively, and $754 and $1,356 for the three and six months ended June 30, 2025, respectively. As of June 30, 2026 and December 31, 2025, the accrued administrative service expense payable was $630 and $993, respectively.

Note 6. Debt

Revolving Credit Facility: On June 16, 2014, the Company entered into a senior secured revolving credit agreement (as amended from time to time, the “Revolving Credit Agreement” and the senior secured revolving credit facility thereunder, the “Revolving Credit Facility”) with ING Capital LLC (“ING”), as the administrative agent, collateral agent, and lender. The Revolving Credit Facility was secured by certain portfolio investments held by the Company, except for the assets held by the SBIC Funds.

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

Amounts available to borrow under the SPV Credit Facility are subject to a minimum borrowing/collateral base that applies an advance rate to certain investments held by the SPV. The SPV is subject to limitations with respect to the investments securing the SPV Credit Facility, including, but not limited to, restrictions on sector concentrations, loan size, payment frequency and status and collateral interests, as well as restrictions on portfolio company leverage, which may also affect the borrowing base and therefore amounts available to borrow. The SPV Credit Facility is secured primarily by a pledge of 100% of the equity interest in the SPV held by the Company and the SPV’s assets, which consist of certain bank loans or securities. As of June 30, 2026 and December 31, 2025, the remaining available borrowing base on the SPV Credit Facility was $74,050 and $102,208, respectively.

The Company and the SPV have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements. These covenants are subject to important limitations and exceptions that are described in the documents governing the SPV Credit Facility. As of June 30, 2026 and December 31, 2025, the Company was in compliance in all material respects with the terms of the SPV Credit Agreement.

SBA debentures: The SBIC Funds use debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs; such debentures have 10-year terms with the entire principal balance due at maturity and are guaranteed by the SBA. Interest on SBA debentures is payable semi-annually on March 1 and September 1. As of June 30, 2026 and December 31, 2025, approved and unused SBA debenture commitments were $18,500 and $84,000, respectively. The SBA may limit the amount that may be drawn each year under any SBA debenture commitments, and each issuance of leverage is conditioned on such SBIC Fund’s full compliance, as determined by the SBA, with the terms and conditions under SBA regulations.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

As of June 30, 2026 and December 31, 2025, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling	Maturity	Fixed	June 30,	December 31,
Date (1)	Date	Interest Rate	2026	2025
9/25/2019	9/1/2029	2.377%	$7,500	$7,500
3/25/2020	3/1/2030	2.172	6,000	6,000
9/22/2021	9/1/2031	1.398	11,500	11,500
3/23/2022	3/1/2032	3.209	43,000	43,000
9/21/2022	9/1/2032	4.533	17,500	17,500
3/22/2023	3/1/2033	5.439	4,000	4,000
3/22/2023	3/1/2033	5.341	3,000	3,000
3/22/2023	3/1/2033	5.341	3,000	3,000
3/22/2023	3/1/2033	5.439	—	5,000
3/22/2023	3/1/2033	5.439	5,000	5,000
3/22/2023	3/1/2033	5.341	7,000	7,000
3/22/2023	3/1/2033	5.341	4,000	4,000
9/20/2023	9/1/2033	5.861	3,000	5,000
9/20/2023	9/1/2033	5.735	3,000	3,000
3/20/2024	3/1/2034	5.082	3,000	3,000
3/20/2024	3/1/2034	5.082	12,000	12,000
3/20/2024	3/1/2034	5.082	2,000	2,000
3/20/2024	3/1/2034	5.082	2,000	2,000
3/20/2024	3/1/2034	5.082	3,000	3,000
3/26/2025	3/1/2035	5.310	19,500	19,500
9/25/2025	9/1/2035	4.879	10,000	10,000
9/25/2025	9/1/2035	4.879	10,000	10,000
3/25/2026 (²)	3/1/2036	4.973	5,000	5,000
3/25/2026 (²)	3/1/2036	4.973	3,500	3,500
3/25/2026 (³)	3/1/2036	4.973	13,000	13,000
3/25/2026 (⁴)	3/1/2036	4.973	30,000	30,000
3/25/2026	3/1/2036	4.973	30,000	—
(5)	(5)	(5)	3,000	—
(5)	(5)	(5)	16,000	—
(5)	(5)	(5)	16,500	—
Total outstanding SBA debentures			$296,000	$237,500

(1)

The SBA has quarterly scheduled pooling dates for debentures (in each of March, June, September, and December). Certain debentures funded during the reporting periods may not be pooled until the subsequent pooling date.

(2) (3) (4) (5)

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

The Company issued SBA debentures which will pool in September 2026. Until the pooling date, the debentures bear interest at fixed interim interest rates ranging from 4.59% to 4.67%.

Notes: The term “Notes” refers to collectively to the January 2026 Notes, the November 2026 Notes, the March 2030 Notes, and the June 2029 Notes. The Notes are the Company’s direct unsecured obligations, rank pari passu with the Company’s other outstanding and future unsecured unsubordinated indebtedness and are effectively or structurally subordinated to all of the Company’s existing and future secured indebtedness, including borrowings under the SPV Credit Facility and the SBA debentures.

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

On October 8, 2021, the Company closed the offering of $125,000 in aggregate principal amount of its 3.50% notes due 2026 (the “November 2026 Notes”). The total net proceeds to the Company from the November 2026 Notes, based on a public offering price of 99.996% of par, after deducting underwriting discounts of $2,500 and offering expenses of $318, were $122,177. The maturity date of the November 2026 Notes was November 15, 2026 and the November 2026 Notes bore interest at a rate of 3.50%. On June 29, 2026, the Company fully redeemed the $125,000 in aggregate principal amount of the November 2026 Notes, resulting in a realized loss on extinguishment of debt of $194.

On March 19, 2025, the Company closed the offering of $100,000 in aggregate principal amount of its 6.75% notes due 2030 (the “Existing March 2030 Notes”). The total net proceeds to the Company from the Existing March 2030 Notes, based on a public offering price of 99.29954% of par, after deducting underwriting discounts of $2,000 and offering expenses of $354, were $96,946. On October 3, 2025, the Company issued an additional $100,000 in aggregate principal amount of the 6.75% notes due 2030 (the “Additional March 2030 Notes” and together with the Existing March 2030 Notes, the “March 2030 Notes”). The total net proceeds to us from the Additional March 2030 Notes, based on a public offering price of 100.705% of par, after deducting underwriting discounts of $1,500 and offering expenses of $329, was $98,876. The Additional March 2030 Notes are treated as a single series with the Existing March 2030 Notes under the indenture and have the same terms as the Initial March 2030 Notes (except the issue date, the offering price and the initial interest payment date). Upon issuance of the Additional March 2030 Notes, the outstanding aggregate principal amount of the March 2030 Notes was $200,000. The March 2030 Notes will mature on March 19, 2030 and bear interest at a rate of 6.75%. The March 2030 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option subject to a make whole provision if redeemed before September 19, 2029 (the date falling six months prior to maturity) and at par thereafter. Interest on the March 2030 Notes is payable on March 19 and September 19 of each year. The Company does not intend to list the March 2030 Notes on any securities exchange or automated dealer quotation system.

On May 29, 2026, the Company closed the private placement of $120,000 in aggregate principal amount of its 6.625% senior unsecured notes due 2029 (the “June 2029 Notes”), in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The total net proceeds to the Company from the June 2029 Notes, based on an issue price of 99.45% of par, after deducting the placement agent fee of $1,500 and estimated offering expenses of $267 were approximately $117,573. The June 2029 Notes will mature on June 1, 2029 and bear interest at a rate of 6.625%. Interest on the June 2029 Notes is payable on June 1 and December 1 of each year, beginning December 1, 2026. The June 2029 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option subject to a make whole provision if redeemed before March 1, 2029 (the date falling three months prior to maturity) and at par thereafter. In connection with the issuance and sale of the June 2029 Notes, the Company entered into a registration rights agreement, dated as of May 29, 2026 (the “Registration Rights Agreement”), with the institutional purchasers (the “Purchasers”). Pursuant to the Registration Rights Agreement, the Company is obligated to file with the SEC a registration statement with respect to an offer to exchange the June 2029 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the June 2029 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the June 2029 Notes. If the Company fails to satisfy its registration obligations under the Registration Rights Agreement, the Company will be required to pay additional interest to the holder of the June 2029 Notes. The Company does not intend to list the June 2029 Notes on any securities exchange or automated dealer quotation system.

Secured Borrowing

As of June 30, 2026 and December 31, 2025, the carrying value of secured borrowings totaled $11,149 and $12,000, respectively, and the fair value of the associated loans included in investments was $11,131 and $11,995, respectively. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets that did not meet the definition of a “participating interest” as defined in ASC 860 (see Note 2. Significant Accounting Policies - Partial loan and equity sales for more information). As a result, sale treatment was not permitted and these partial loan sales were treated as secured borrowings. The weighted average interest rate on our secured borrowings was approximately 7.8% and 7.9% as of June 30, 2026, and December 31, 2025, respectively.

Senior Securities

As of June 30, 2026 and December 31, 2025, the aggregate amount outstanding of the senior securities (including secured borrowings) issued by the Company was $443,799 and $420,850, respectively, for which our asset coverage was 266.4% and 276.3%, respectively. The SBA debentures are excluded from the definition “senior securities” in the asset coverage requirement applicable to the Company under the 1940 Act pursuant to exemptive relief granted to us by the SEC on June 30, 2014. The asset coverage ratio

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

for a class of senior securities representing indebtedness is calculated as the Company’s consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

Interest and Financing Expenses

Interest and fees related to the Company’s debt for the three and six months ended June 30, 2026 and 2025 which are included in interest and financing expenses on the consolidated statements of operations, were as follows:

	Three Months Ended June 30, 2026
		SPV
	SBA	Credit	Secured
	debentures	Facility	Borrowings	Notes	Total
Stated interest expense	$2,997	$1,681	$248	$5,185	$10,111
Amortization of deferred financing costs	253	168	-	425	846
Total interest and financing expenses	$3,250	$1,849	$248	$5,610	$10,957

	Three Months Ended June 30, 2025
		Revolving
	SBA	Credit	Secured
	debentures	Facility	Borrowings	Notes	Total
Stated interest expense	$2,050	$533	$312	$4,150	$7,045
Amortization of deferred financing costs	201	99	-	424	724
Total interest and financing expenses	$2,251	$632	$312	$4,574	$7,769

	Six Months Ended June 30, 2026
		SPV
	SBA debentures	Credit Facility	Secured Borrowings	Notes	Total
Stated interest expense	$5,663	$3,309	$507	$9,654	$19,133
Amortization of deferred financing costs	490	334	—	775	1,599
Total interest and financing expenses	$6,153	$3,643	$507	$10,429	$20,732
Weighted average stated interest rate, period end	4.463%	6.386%	7.838%	6.703%	5.776%
Effective interest rate (1)	4.824%	6.687%	7.838%	7.230%	6.194%
Unused commitment fee rate, period end	N/A	0.500%	N/A	N/A	N/A

	Six Months Ended June 30, 2025
		Revolving
	SBA debentures	Credit Facility	Secured Borrowings	Notes	Total
Stated interest expense	$3,991	$1,655	$629	$6,953	$13,228
Amortization of deferred financing costs	396	197	—	721	1,314
Total interest and financing expenses	$4,387	$1,852	$629	$7,674	$14,542
Weighted average stated interest rate, period end	4.408%	N/A	8.491%	4.885%	4.795%
Effective interest rate (1)	4.825%	N/A	8.491%	5.386%	5.264%
Unused commitment fee rate, period end	N/A	1.261%	N/A	N/A	N/A

(1) The effective interest rate is equal to the weighted average stated interest rate plus the amortization of deferred financing costs.

Realized Losses on Extinguishment of Debt

During the three and six months ended June 30, 2026, the Company prepaid zero and $7,000 of SBA debentures, which were scheduled to mature in 2033. During the three and six months ended June 30, 2026, the Company fully redeemed $125,000 in aggregate principal amount of the November 2026 Notes. During the three and six months ended June 30, 2025, the Company prepaid zero and $12,500 of SBA debentures, which were scheduled to mature on dates ranging from 2032 to 2033. As a result of the prepayments of the SBA debentures and the full redemption of the November 2026 Notes, the Company recognized realized losses on extinguishment of debt equal to the write-off of the related unamortized deferred financing costs of $194 and $311 during the three and six months ended June 30, 2026, and $75 and $326 during the three and six months ended June 30, 2025, respectively.

Deferred Financing Costs

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations, using the effective interest method, over the term of the respective financing instrument. Deferred financing costs related to the SBA debentures, the SPV Credit Facility, and the Notes as of June 30, 2026 and December 31, 2025 were as follows:

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	June 30, 2026				December 31, 2025
		SPV				SPV
	SBA	Credit			SBA	Credit
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
SBA debenture commitment fees	$3,500	$—	$—	$3,500	$3,500	$—	$—	$3,500
SBA debenture leverage fees	8,071	—	—	8,071	6,477	—	—	6,477
SPV Credit Facility upfront fees	—	3,349	—	3,349	—	3,342	—	3,342
Notes underwriting discounts	—	—	5,660	5,660	—	—	8,505	8,505
Notes debt issuance costs	—	—	945	945	—	—	1,361	1,361
Total deferred financing costs	11,571	3,349	6,605	21,525	9,977	3,342	9,866	23,185
Less: accumulated amortization	(3,641)	(454)	(1,038)	(5,133)	(3,034)	(119)	(5,757)	(8,910)
Unamortized deferred financing costs	$7,930	$2,895	$5,567	$16,392	$6,943	$3,223	$4,109	$14,275

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures, the SPV Credit Facility and the Notes liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of June 30, 2026 and December 31, 2025:

	June 30, 2026(1)				December 31, 2025(1)
		SPV				SPV
	SBA	Credit			SBA	Credit
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
Outstanding debt	$296,000	$112,650	$320,000	$728,650	$237,500	$83,850	$325,000	$646,350
Less: unamortized deferred financing costs	(7,930)	(2,895)	(5,567)	(16,392)	(6,943)	(3,223)	(4,109)	(14,275)
Debt, net of deferred financing costs	$288,070	$109,755	$314,433	$712,258	$230,557	$80,627	$320,891	$632,075
(1)
Total excludes $11,149 and $12,000 of Secured Borrowings as of June 30, 2026 and December 31, 2025, respectively.

As of June 30, 2026, the Company’s debt liabilities are scheduled to mature as follows (1):

		SPV
	SBA	Credit	Secured
Year	Debentures	Facility (2)	Borrowings	Notes	Total
2026	$—	$—	$9,443	$—	$9,443
2027	—	—	1,696	—	1,696
2028	—	—	5	—	5
2029	7,500	—	5	120,000	127,505
2030	6,000	112,650	—	200,000	318,650
2031	11,500	—	—	—	11,500
Thereafter	271,000	—	—	—	271,000
Total	$296,000	$112,650	$11,149	$320,000	$739,799

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to portfolio companies to fund various undrawn revolving loans, other debt investments and capital commitments totaling $36,918 and $37,181 as of June 30, 2026 and December 31, 2025, respectively. Such outstanding commitments are summarized in the following table:

	June 30, 2026		December 31, 2025
	Total	Unfunded	Total		Unfunded
Portfolio Company - Investment	Commitment	Commitment	Commitment		Commitment
Acendre Midco, Inc. - Revolving Loan	$1,000	$—	$1,000		$—
Acorn VMS Holdco, LP (dba Oakline Holdings) - Revolving Loan	400	400	—		—
Ad Info Parent, Inc. (dba MediaRadar) - Revolving Loan	1,442	1,442	1,442		1,195
Air Burners, Inc. - Common Equity	1,000	200	1,000		200
Axis Medical Technologies LLC (dba MoveMedical) - Revolving Loan	800	800	800		800
BPCP Dcom, Inc. - First Lien Debt	7,500	7,500	—		—
BPCP Dcom, Inc. - First Lien Debt	2,250	2,250	—		—
Bobcat of Connecticut, LLC - Common Equity	250	184	250	—	250
Detechtion Holdings, LLC - First Lien Debt	1,250	—	1,250		—
Detechtion Holdings, LLC - Revolving Loan	1,000	1,000	1,000		1,000
Enterprise Asset Management FM Purchaser, Inc. (dba MCIM) - First Lien Debt	3,000	1,500	3,000		3,000
Fishbowl Solutions, LLC - Revolving Loan	3,000	3,000	3,000		3,000
GMP HVAC, LLC (dba McGee Heating & Air, LLC) - Delayed Draw Term Loan	3,591	3,298	—		—
KG Lawn Care, Inc. (dba King Green) - First Lien Debt	—	—	2,500		2,500
Laboratory Testing, LLC - Revolving Loan	4,000	3,427	4,000		3,427
Mayesh Wholesale Florist, LLC - First Lien Debt	—	—	2,000		2,000
NWS Technologies, LLC - First Lien Debt	1,900	673	1,900		1,140
PayEntry Financial Services, Inc. (dba Payentry) - Second Lien (DDTL B)	1,563	1,563	1,563		1,563
PayEntry Financial Services, Inc. (dba Payentry) - Second Lien (DDTL B)	1,563	1,563	1,563		1,563
PIPCO, LLC - Revolving Loan	—	—	3,000		3,000
Pronto Plumbing & Drain, Inc. - Revolving Loan	500	500	500		500
Tedia Company, LLC - Revolving Loan	2,250	1,750	2,250		1,750
Thrust Flight LLC - First Lien Debt	1,818	1,818	1,818		1,818
True Environmental Inc. - First Lien Debt	—	—	3,375		3,375
VMS MSO, LLC (dba Vytal Health Partners) - Revolving Loan	1,500	1,500	1,500		1,500
W50 Holdings, LLC - Preferred Equity	1,000	100	1,000		100
Waterworks Solutions Acquisition, Inc. (dba CITCO Water) - First Lien Debt	3,500	2,450	3,500		3,500
Total	$46,077	$36,918	$43,211		$37,181

Additional detail for each of the commitments above is provided in the Company’s consolidated schedules of investments. As of June 30, 2026 and December 31, 2025, the Company had sufficient liquidity coverage to satisfy these unfunded commitments. Cash and cash equivalents were $37,599 and $69,995 and available borrowings, subject to borrowing base restrictions, under the SPV Credit Facility were $112,350 and $141,150 as of June 30, 2026 and December 31, 2025, respectively.

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

Equity ATM Program

On November 10, 2022, the Company established the at-the-market program (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through Raymond James & Associates, Inc. and B. Riley Securities, Inc., each as sales agents, shares of the Company’s common stock having an aggregate offering price of up to $50,000. On August 11, 2023, the Company increased the maximum amount of shares to be sold through the ATM Program to $150,000 from $50,000. On February 29, 2024, the Company increased the maximum amount of shares to be sold through the ATM Program to $300,000 from $150,000. On March 2, 2026, the Company increased the maximum amount of shares to be sold through the ATM Program to $400,000 from $300,000. The gross proceeds raised, the related sales agent commissions and the offering expenses, the net proceeds raised, and the average price at which shares were issued under the ATM Program for the six months ended June 30, 2026 and 2025 are as follows:

		Average		Underwriting
	Number of	Offering	Gross	Fees and	Net
	Shares	Price	Proceeds	Commissions	Proceeds (1)
Six Months Ended June 30, 2025
January 1, 2025 through March 31, 2025	1,019,812	$20.58	$20,987	$315	$20,672
April 1, 2025 through June 30, 2025	376,625	20.34	7,660	115	7,545
Total	1,396,437	$20.51	$28,647	$430	$28,217
Six Months Ended June 30, 2026
January 1, 2026 through March 31, 2026	—	$—	$—	$—	$—
April 1, 2026 through June 30, 2026	—	—	—	—	—
Total	—	$—	$—	$—	$—

(1) Net proceeds exclude amortization of deferred equity financing costs.

Cumulative to June 30, 2026, the Company has sold 13,300,342 shares of common stock under the ATM Program at a weighted-average price of $19.94, raising $265,226 of gross proceeds. Net proceeds were $261,838 after commissions to the sales agents on shares sold. As of June 30, 2026, the Company had $134,774 available under the ATM Program.

Stock Repurchase Program

As described in Note 2. Significant Accounting Policies, the Company has a Stock Repurchase Program under which the Company may acquire up to $5,000 of its outstanding common stock. The Company did not make any repurchases of common stock during the three and six months ended June 30, 2026 and 2025.

DRIP Program

The Company did not issue any shares of common stock under the DRIP during the three and six months ended June 30, 2026. The Company issued 32,566 and 68,811 shares of common stock under the DRIP during the three and six months ended June 30, 2025, respectively. Refer to Note 9. Dividends and Distributions for additional information regarding the issuance of shares under the DRIP.

The Company had 37,954,364 and 37,954,364 shares of common stock outstanding as of June 30, 2026 and December 31, 2025, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the last two fiscal years and for the six months ended June 30, 2026.

						DRIP				DRIP
Date	Record	Payment	Amount	Total	Cash	Shares		DRIP		Share
Declared	Date	Date	Per Share	Distribution	Distribution	Value		Shares		Issue Price
Year Ended December 31, 2024:
2/13/2024	3/20/2024	3/27/2024	$0.43	$13,513	$13,513	$—	(2)	—	(2)	—
2/13/2024 (1)	3/20/2024	3/27/2024	0.22	6,914	6,914	—	(2)	—	(2)	—
4/29/2024	6/19/2024	6/26/2024	0.43	14,240	13,623	617		31,889		19.36
4/29/2024 (1)	6/19/2024	6/26/2024	0.16	5,299	5,069	230		11,866		19.36
7/29/2024	9/19/2024	9/26/2024	0.43	14,567	14,002	565		28,981		19.50
7/29/2024 (1)	9/19/2024	9/26/2024	0.14	4,743	4,560	183		9,436		19.50
10/28/2024	12/17/2024	12/27/2024	0.43	14,583	14,583	—	(2)	—	(2)	—
10/28/2024 (1)	12/17/2024	12/27/2024	0.18	6,105	6,105	—	(2)	—	(2)	—
			$2.42	$79,964	$78,369	$1,595		82,172
Year Ended December 31, 2025:
2/18/2025	3/20/2025	3/27/2025	$0.43	$14,935	$14,377	$558		28,862		19.33
2/18/2025 (1)	3/20/2025	3/27/2025	0.11	3,820	3,677	143		7,383		19.33
5/5/2025	6/13/2025	6/25/2025	0.43	15,200	14,698	502		25,932		19.39
5/5/2025 (1)	6/13/2025	6/25/2025	0.11	3,888	3,760	128		6,634		19.39
8/4/2025	9/18/2025	9/25/2025	0.43	15,587	15,073	514		26,255		19.57
8/4/2025 (1)	9/18/2025	9/25/2025	0.14	5,074	4,907	167		8,548		19.57
11/3/2025	12/19/2025	12/29/2025	0.43	16,320	16,320	—	(2)	—	(2)	—
11/3/2025 (1)	12/19/2025	12/29/2025	0.07	2,657	2,657	—	(2)	—	(2)	—
			$2.15	$77,481	$75,469	$2,012		103,614
Six Months Ended June 30, 2026:
2/17/2026	3/20/2026	3/30/2026	$0.43	$16,320	$16,320	$—	(2)	—	(2)	—
2/17/2026 (1)	3/20/2026	3/30/2026	0.09	3,416	3,416	—	(2)	—	(2)	—
5/4/2026	6/16/2026	6/29/2026	0.43	16,320	16,320	—	(2)	—	(2)	—
5/4/2026 (1)	6/16/2026	6/29/2026	0.19	7,212	7,212	—	(2)	—	(2)	—
			$1.14	$43,268	$43,268	$—		—

(1)	Supplemental dividend
(2)

Except for the shares issued pursuant to the DRIP as reflected in the table above, as applicable, during the six months ended June 30, 2026 and the years ended December 31, 2025 and 2024, the Company directed the DRIP plan administrator to repurchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock in lieu of issuing new shares. Accordingly, the Company purchased and reissued shares to satisfy the DRIP obligation as follows:

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Year Ended December 31, 2024:	and Reissued	Per Share	Amount Paid
January 1, 2024 through March 31, 2024	43,050	$19.78	$852
April 1, 2024 through June 30, 2024	—	—	—
July 1, 2024 through September 30, 2024	—	—	—
October 1, 2024 through December 31, 2024	29,537	20.99	620
Total	72,587	$20.28	$1,472

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Year Ended December 31, 2025:	and Reissued	Per Share	Amount Paid
January 1, 2025 through March 31, 2025	—	$—	$—
April 1, 2025 through June 30, 2025	—	—	—
July 1, 2025 through September 30, 2025	—	—	—
October 1, 2025 through December 31, 2025	35,663	19.35	690
Total	35,663	$19.35	$690

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Six Months Ended June 30, 2026:	and Reissued	Per Share	Amount Paid
January 1, 2026 through March 31, 2026	39,796	$17.29	$688
April 1, 2026 through June 30, 2026	47,006	18.92	889
Total	86,802	$18.17	$1,577

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 10. Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Per share data:
Net asset value at beginning of period	$19.55	$19.33
Net investment income (1)	1.14	1.06
Net realized gain (loss) on investments, net of tax (provision) (1)	(0.16)	0.12
Net unrealized appreciation (depreciation) on investments (1)	0.08	0.13
Realized losses on extinguishment of debt (1)	(0.01)	(0.01)
Total increase from investment operations (1)	1.05	1.30
Accretive (dilutive) effect of share issuances and repurchases	—	0.04
Dividends declared to stockholders	(1.14)	(1.08)
Other (11)	—	(0.02)
Net asset value at end of period	$19.46	$19.57
Market value at end of period	$19.07	$20.20
Shares outstanding at end of period	37,954,364	35,379,900
Weighted average shares outstanding during the period	37,954,364	34,620,172
Net assets at end of period	$738,478	$692,297
Average net assets (6)	$740,808	$675,298
Ratios to average net assets:
Total expenses (2)(4)(10)	12.9%	12.0%
Net investment income (5)	11.7%	10.9%
Total return based on market value (3)	3.8%	0.1%
Total return based on net asset value (8)	5.4%	6.7%
Portfolio turnover ratio (9)	16.4%	29.2%
Supplemental Data:
Weighted average debt outstanding (7)	$707,216	$529,510
Weighted average debt per share (1)	$18.63	$15.29

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
(4)
The total expenses to average net assets ratio is calculated using (i) the “total expenses, net of base management fee waiver”, (ii) the “income tax provision (benefit)”, and (iii) the “income tax (provision) benefit from realized gains on investments” captions, as presented on the consolidated statements of operations.
(5)
The net investment income to average net assets ratio is annualized and calculated using the net investment income caption as presented on the consolidated statements of operations, which includes incentive fee.
(6)
Average net assets is calculated as the average of the net asset balances as of each quarter end during the fiscal year and the prior year end.
(7)
Weighted average debt outstanding is calculated based upon the number of days that the total outstanding debt balances, including secured borrowings, are outstanding during the six months ended June 30, 2026 and 2025.
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
(9)
Annualized.
(10)
The following are schedules of supplemental expense ratios to average net assets:

	Six Months Ended June 30,
Ratio to average net assets:	2026	2025
Expenses other than incentive fee (4)	10.3%	8.7%
Incentive fee, net of incentive fee waiver (4)(9)	2.6%	3.3%
Total expenses (4)	12.9%	12.0%

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Six Months Ended June 30,
Ratio to average net assets:	2026	2025
Total expenses, before base management fee waiver (4)	13.0%	12.1%
Base management fee waiver (4)(9)	(0.1%)	(0.1%)
Total expenses (4)	12.9%	12.0%

(11)
Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date, or other rounding.

Note 11. Subsequent Events

On July 24, 2026, the Company issued an additional $7,500 in SBA debentures, which will bear interest at a fixed interim interest rate of 4.746% until the pooling date in September 2026.

On July 31, 2026, the Company exited its second lien and subordinated debt investments in Virtex Enterprises, LP, which had been on non-accrual status and previously written down. The Company received payment of $204, resulting in an aggregate realized loss of $10,995.

On August 3, 2026, the Board declared a regular quarterly dividend of $0.43 per share and a supplemental dividend of $0.07 per share payable on September 29, 2026, to stockholders of record as of September 15, 2026.

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

Portfolio Composition, Investment Activity and Yield

During the six months ended June 30, 2026 and 2025, we invested $216.7 million and $210.0 million, respectively, in debt and equity investments including six and eleven new portfolio companies, respectively. During the six months ended June 30, 2026 and 2025, we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $112.2 million and $166.6 million, respectively, including an exit of one portfolio company and five portfolio companies, respectively. The following table summarizes purchases of investments and sales and repayments of investments by type for the six months ended June 30, 2026 and 2025 (dollars in millions).

	Purchases of Investments				Sales and Repayments of Investments
	Six months ended June 30,
	2026		2025		2026		2025
First Lien Debt(1)	$209.8	96.8%	$186.4	88.7%	$86.1	76.7%	$103.5	62.1%
Second Lien Debt	—	—	13.6	6.5	0.9	0.8	—	—
Subordinated Debt	0.2	0.1	—	—	13.9	12.4	37.0	22.2
Equity	6.7	3.1	9.9	4.7	10.4	9.3	16.6	10.0
Warrants	—	—	0.1	0.1	0.9	0.8	9.5	5.7
Total	$216.7	100.0%	$210.0	100.0%	$112.2	100.0%	$166.6	100.0%

(1) For the six months ended June 30, 2026 and 2025, first lien debt includes unitranche securities, which account for 48.5% and 58.4% of purchases, respectively. For the six months ended June 30, 2026 and 2025, first lien debt includes unitranche securities, which account for 27.7% and 22.6% of repayments, respectively.

As of June 30, 2026, the fair value of our investment portfolio totaled $1.4 billion and consisted of 100 active portfolio companies and eight portfolio companies that have sold their underlying operations. As of June 30, 2026, 61 portfolio companies’ debt investments bore interest at a variable rate, which represented $930.6 million, or 72.4%, of our debt investment portfolio on a fair value basis, and the remainder of our debt investment portfolio was comprised of fixed-rate investments. Overall, the portfolio had net unrealized appreciation of $28.5 million as of June 30, 2026. As of June 30, 2026, our average active portfolio company investment at amortized cost was $14.0 million, which excludes investments in eight portfolio companies that have sold their underlying operations.

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

The weighted average yield on debt investments as of June 30, 2026 and December 31, 2025 was 12.5% and 12.6%, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of June 30, 2026 and December 31, 2025, including the accretion of OID and debt investment origination fees, but excluding investments on non-accrual status and investments recorded as a secured borrowing.

The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments (dollars in millions):

	Fair Value				Cost
	June 30,		December 31,		June 30,		December 31,
	2026		2025		2026		2025
First Lien Debt(1)	$1,133.5	79.1%	$1,019.2	77.0%	$1,141.9	81.3%	$1,014.5	78.1%
Second Lien Debt	70.6	4.9	68.9	5.2	81.4	5.8	95.6	7.3
Subordinated Debt	81.6	5.7	94.4	7.1	82.7	5.9	95.3	7.3
Equity	147.2	10.3	142.1	10.7	97.6	6.9	93.1	7.2
Warrants	—	—	0.2	—	0.8	0.1	0.8	0.1
Total	$1,432.9	100.0%	$1,324.8	100.0%	$1,404.4	100.0%	$1,299.3	100.0%

(1) Includes unitranche investments, which account for 50.4% and 51.7% of our portfolio on a fair value and cost basis as of June 30, 2026, respectively. Includes unitranche investments, which account for 48.3% and 49.3% of our portfolio on a fair value and cost basis as of December 31, 2025, respectively.

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	June 30,		December 31,		June 30,		December 31,
	2026		2025		2026		2025
United States
Midwest	$161.8	11.3%	$162.4	12.3%	$114.2	8.1%	$114.4	8.8%
Southeast	437.9	30.6	387.2	29.1	429.8	30.7	379.9	29.3
Northeast	296.3	20.7	263.1	19.9	296.6	21.1	262.7	20.2
West	218.8	15.3	213.1	16.1	230.4	16.4	232.8	17.9
Southwest	302.0	21.0	283.0	21.4	317.4	22.6	293.6	22.6
Canada	16.1	1.1	16.0	1.2	16.0	1.1	15.9	1.2
Total	$1,432.9	100.0%	$1,324.8	100.0%	$1,404.4	100.0%	$1,299.3	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	June 30,	December 31,	June 30,	December 31,
Name	2026	2025	2026	2025
Information Technology Services	36.3%	36.9%	38.0%	39.0%
Business Services	11.5	12.6	11.5	12.5
Specialty Distribution	8.1	6.7	7.9	6.8
Component Manufacturing	6.4	6.5	7.0	7.1
Healthcare Products	6.2	6.6	3.5	3.8
Utilities: Services	5.6	5.5	5.6	5.3
Environmental Industries	3.4	2.6	3.6	2.3
Building Products Manufacturing	3.3	3.7	3.3	3.5
Consumer Services	3.3	3.7	3.7	3.9
Healthcare Services	2.8	2.9	3.0	3.2
Retail	2.8	3.1	2.7	3.0
Aerospace & Defense Manufacturing	2.7	2.6	2.6	2.8
Promotional Products	1.9	2.0	1.8	1.9
Industrial Cleaning & Coatings	1.3	1.2	1.4	1.4
Telecommunication Services	1.1	—	1.1	—
Consumer Products	0.9	0.9	0.9	0.9
Oil & Gas Services	0.7	0.7	0.7	0.8
Transportation Services	0.7	0.7	0.7	0.7
Industrial Product Services	0.5	0.6	0.5	0.6
Utility Equipment Manufacturing	0.5	0.5	0.5	0.5
Total	100.0%	100.0%	100.0%	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of June 30, 2026 and December 31, 2025 (dollars in millions):

	Fair Value				Cost
	June 30,		December 31,		June 30,		December 31,
Investment Rating	2026		2025		2026		2025
1	$82.3	5.7%	$68.6	5.2%	$22.2	1.6%	$7.2	0.6%
2	1,229.0	85.8	1,145.2	86.5	1,213.5	86.4	1,130.8	87.0
3	121.2	8.5	109.2	8.2	140.0	10.0	118.1	9.1
4	0.2	—	1.8	0.1	5.9	0.4	21.8	1.7
5	0.2	—	—	—	22.8	1.6	21.4	1.6
Total	$1,432.9	100.0%	$1,324.8	100.0%	$1,404.4	100.0%	$1,299.3	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of June 30, 2026 and December 31, 2025 was 2.0 and 2.0, respectively, on a fair value basis and 2.1 and 2.2, respectively, on a cost basis.

Non-Accrual

As of June 30, 2026 and December 31, 2025, we had debt investments in one portfolio company and two portfolio companies, respectively, on non-accrual status (dollars in millions).

	June 30, 2026				December 31, 2025
	Fair				Fair
Portfolio Company	Value		Cost		Value	Cost
Suited Connector LLC	$—	(1)	$—	(1)	$1.5	$15.9
Virtex Enterprises, LP	0.2		11.2		0.2	11.2
Total	$0.2		$11.2		$1.7	$27.1

(1) The Company exited its debt investment in such portfolio company and did not hold such investment as of June 30, 2026.

Discussion and Analysis of Results of Operations

Comparison of three and six months ended June 30, 2026 and 2025

Investment Income

Below is a summary of the changes in total investment income for the three months ended June 30, 2026 as compared to the same period in 2025 (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change (1)(2)
Interest income	$36.5	$32.2	$4.3	13.3%
Payment-in-kind interest income	3.5	2.5	1.0	42.1%
Dividend income	0.9	0.6	0.3	36.6%
Fee income	2.1	3.9	(1.8)	(46.0%)
Interest on idle funds	0.5	0.8	(0.3)	(29.4%)
Total investment income	$43.5	$40.0	$3.5	8.8%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended June 30, 2026, total investment income was $43.5 million, an increase of $3.5 million or 8.8%, from $40.0 million of total investment income for the three months ended June 30, 2025. As reflected in the table above, the increase is primarily attributable to the following:

•
$5.3 million increase in total interest income (which includes a $1.0 million increase in payment-in-kind ("PIK") interest income) resulting from an increase in average debt investment balances, partially offset by a decrease in weighted average yield on debt investment balances outstanding during 2026 as compared to the same period in 2025.

•
$0.3 million increase in dividend income due to an increase in distributions received from equity investments during 2026 as compared to the same period in 2025.
•
$1.8 million decrease in fee income resulting from a decrease in prepayment and origination fees during 2026 as compared to the same period in 2025.
•
$0.3 million decrease in interest on idle funds due to a decrease in average cash balances outstanding during 2026 as compared to the same period in 2025.

Below is a summary of the changes in total investment income for the six months ended June 30, 2026 as compared to the same period in 2025 (dollars in millions):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change (1)(2)
Interest income	$70.8	$62.5	$8.3	13.2%
Payment-in-kind interest income	6.6	4.7	1.9	39.4%
Dividend income	1.1	1.9	(0.8)	(38.5%)
Fee income	11.0	6.0	5.0	83.6%
Interest on idle funds	1.5	1.4	0.1	10.0%
Total investment income	$91.0	$76.5	$14.5	19.0%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the six months ended June 30, 2026, total investment income was $91.0 million, an increase of $14.5 million or 19.0%, from the $76.5 million of total investment income for the six months ended June 30, 2025. As reflected in the table above, the increase is primarily attributable to the following:

•
$10.2 million increase in total interest income (which includes a $1.9 million increase in PIK interest income) resulting from an increase in average debt investment balances, partially offset by a decrease in weighted average yield on debt investment balances outstanding during 2026 as compared to the same period in 2025.
•
$0.8 million decrease in dividend income due to a decrease in distributions received from equity investments during 2026 as compared to the same period in 2025.
•
$5.0 million increase in fee income primarily related to a ‘one-time’ fee from a portfolio company debt refinancing, partially offset by a decrease in prepayment and origination fees during 2026 as compared to the same period in 2025.
•
$0.1 million increase in interest on idle funds due to an increase in average cash balances outstanding during 2026 as compared to the same period in 2025.

Expenses

Below is a summary of the changes in total expenses, including income tax provision, for the three months ended June 30, 2026 as compared to the same period in 2025 (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change (1)(2)
Interest and financing expenses	$11.0	$7.8	$3.2	41.0%
Base management fee	6.2	5.1	1.1	22.0%
Incentive fee - income	4.6	4.8	(0.2)	(4.3%)
Incentive fee (reversal) - capital gains	0.2	1.3	(1.1)	(80.9%)
Administrative service expenses	0.8	0.8	—	NM
Professional fees	1.7	1.3	0.4	28.8%
Other general and administrative expenses	0.3	0.2	0.1	21.7%
Total expenses, before base management fee waiver	24.8	21.3	3.5	16.3%
Base management fee waiver	—	—	—	NM
Total expenses, net of base management fee waiver before income tax provision	24.8	21.3	3.5	16.4%
Income tax provision (benefit)	—	—	—	NM
Total expenses, including income tax provision	$24.8	$21.3	$3.5	16.2%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended June 30, 2026, total expenses, including the base management fee waiver and income tax provision, were $24.8 million, an increase of $3.5 million or 16.2%, from the $21.3 million of total expenses, including the base management fee waiver and income tax provision, for the three months ended June 30, 2025. As reflected in the table above, changes across the periods were primarily attributable to the following:

•
$3.2 million increase in interest and financing expenses due to an increase in the weighted average interest rate of our debt outstanding and an increase in weighted average borrowings outstanding during 2026 as compared to the same period in 2025.
•
$1.1 million net increase in the base management fee, including the base management fee waiver, due to higher average total assets during 2026 as compared to the same period in 2025.
•
$0.2 million decrease in the income incentive fee due to a decrease in pre-incentive fee net investment income during 2026 as compared to the same period in 2025.
•
$1.1 million decrease in the accrued capital gains incentive fee due to a net $5.4 million decrease in net gain on investments and realized losses on extinguishment of debt during 2026 as compared to the same period in 2025.
•
$0.4 million increase in professional fees due to increased proxy solicitation fees during 2026 as compared to the same period in 2025.

Below is a summary of the changes in total expenses, including income tax provision, for the six months ended June 30, 2026 as compared to the same period in 2025 (dollars in millions):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change (1)(2)
Interest and financing expenses	$20.7	$14.6	$6.1	42.6%
Base management fee	12.1	10.0	2.1	21.1%
Incentive fee - income	10.5	9.5	1.0	10.9%
Incentive fee - capital gains	(0.7)	1.6	(2.3)	(143.1%)
Administrative service expenses	1.6	1.4	0.2	14.2%
Professional fees	3.0	2.2	0.8	32.5%
Other general and administrative expenses	0.5	0.4	0.1	25.1%
Total expenses, before base management fee waiver	47.7	39.7	8.0	20.3%
Base management fee waiver	(0.1)	(0.2)	0.1	14.4%
Total expenses, before income tax provision	47.6	39.5	8.1	20.4%
Income tax provision (benefit)	0.1	0.1	—	NM
Total expenses, including income tax provision	$47.7	$39.6	$8.1	20.4%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the six months ended June 30, 2026, total expenses, including the base management fee waiver and income tax provision, were $47.7 million, an increase of $8.1 million or 20.4%, from the $39.6 million of total expenses, including the base management fee waiver and income tax provision, for the six months ended June 30, 2025. As reflected in the table above, changes across periods were primarily attributable to the following:

•
$6.1 million increase in interest and financing expenses due to an increase in the weighted average interest rate of our debt outstanding and an increase in weighted average borrowings outstanding during 2026 as compared to 2025.
•
$2.2 million net increase in base management fee, including the base management fee waiver, due to higher average total assets during 2026 as compared to 2025.
•
$1.0 million net increase in the income incentive fee due to an increase in pre-incentive fee net investment income during 2026 as compared to the same period in 2025.
•
$2.3 million decrease in the accrued capital gains incentive fee due to a net $(11.6) million decrease in net gain on investments and realized losses on extinguishment of debt during 2026 as compared to the same period in 2025.
•
$0.8 million increase in professional fees due to increased proxy solicitation fees, legal, audit and tax compliance expenses during 2026 as compared to 2025.

Net Investment Income

Net investment income increased by $0.0 million, or 0.3%, to $18.7 million during the three months ended June 30, 2026 as compared to the same period in 2025, as a result of the $3.5 million increase in total investment income, offset by the $3.5 million increase in total expenses, including base management fee waiver and income tax provision.

Net investment income increased by $6.4 million, or 17.6%, to $43.3 million during the six months ended June 30, 2026 as compared to the same period in 2025, as a result of the $14.5 million increase in total investment income, partially offset by the $8.1 million increase in total expenses, including base management fee waiver and income tax provision.

Net Gain (Loss) on Investments

For the three and six months ended June 30, 2026, the total net realized gain/(loss) on investments, before income tax (provision)/benefit, was $6.4 million and $(5.8) million, respectively. Income tax (provision) benefit from realized gains on investments was $(0.3) million and $(0.4) million for the three and six months ended June 30, 2026. We realize a gain/(loss) on our equity investments primarily when we either sell our equity investment or the underlying portfolio company is sold. Realized gains (losses) for the three and six months ended June 30, 2026 are summarized below (dollars in millions):

		Period Ended June 30, 2026
		Three	Six
Portfolio Company	Realization Event (1)	Months	Months
USG AS Holdings, LLC	Sale of portfolio company	3.8	$3.8
Worldwide Express Operations, LLC	Parital sale of equity investment	1.3	1.3
Medsurant Holdings, LLC	Escrow distribution	1.2	1.2
CIH Intermediate, LLC	Sale of portfolio company	0.1	3.5
Zonkd, LLC	Exit of portfolio company	—	0.5
US GreenFiber, LLC	Escrow distribution	—	(0.1)
Auto CRM LLC (dba Dealer Holdings)	Parital sale of equity investment	—	(0.2)
Suited Connector LLC	Exit of equity investment	—	(0.9)
Suited Connector LLC	Exchange of debt security	—	(14.9)
Net realized gain (loss) on investments		6.4	(5.8)
Income tax (provision) benefit from realized gains on investments		(0.3)	(0.4)
Net realized gain (loss), net of income tax provision, on investments		$6.1	$(6.2)

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

For the three and six months ended June 30, 2025, the total net realized gain/(loss) on investments, before income tax (provision)/benefit, was $(7.6) million and $5.7 million. Income tax (provision) benefit from realized gains on investments was $(0.1) million and $(1.9) million for the three and six months ended June 30, 2025. We realize a gain/(loss) on our equity investments primarily when we either sell our equity investment or the underlying portfolio company is sold. Realized gains (losses) for the three and six months ended June 30, 2025 are summarized below (dollars in millions):

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

During the three and six months ended June 30, 2026 and 2025, we recorded a net change in unrealized appreciation (depreciation) on investments attributable to the following (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Unrealized Appreciation (Depreciation)	2026	2025	2026	2025
Exit, sale or restructuring of investments	$(4.5)	$6.5	$1.5	$(4.1)
Fair value adjustments to debt investments	(1.2)	4.1	(5.8)	3.0
Fair value adjustments to equity investments	1.1	3.7	7.3	5.7
Net change in unrealized appreciation (depreciation)	$(4.6)	$14.3	$3.0	$4.6

Net Increase in Net Assets Resulting From Operations

Net increase (decrease) in net assets resulting from operations during the three months ended June 30, 2026 and 2025 was $20.0 million and $25.3 million, respectively, as a result of the events described above.

Net increase (decrease) in net assets resulting from operations during the six months ended June 30, 2026 and 2025 was $39.8 million and $44.9 million, respectively, as a result of the events described above.

Liquidity and Capital Resources

As of June 30, 2026, we had $37.6 million in cash and cash equivalents, $1.7 million in restricted cash, and our net assets totaled $738.5 million. We believe that our current cash and cash equivalents on hand, restricted cash, our SPV Credit Facility, our continued access to SBA-guaranteed debentures, and our anticipated cash flows from investments will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of debt and equity securities (including the ATM Program (as defined below)) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. During the six months ended June 30, 2026, we repaid $7.0 million of SBA debentures relating to Fund III that would have matured during the period March 1, 2033 through September 1, 2033. Our remaining outstanding SBA debentures begin to mature in 2029 and subsequent years through 2036, which will require repayment on or before the respective maturity dates. In light of current market conditions, we will continually evaluate our overall liquidity position and take proactive steps to maintain that position based on the current circumstances. This “Financial Liquidity and Capital Resources” section should be read in conjunction with the notes of our consolidated financial statements.

Cash Flows

For the six months ended June 30, 2026, we experienced a net decrease in cash, cash equivalents and restricted cash in the amount of $40.4 million. During that period, we made net payments of $74.5 million of cash for operating activities, which included the funding of $216.7 million of investments that was partially offset by proceeds received from sales and repayments of investments of $112.2 million. During the same period, we received gross proceeds from the issuance of the June 2029 Notes of $120.0 million, redeemed $125.0 million in aggregate principal amount of the November 2026 Notes, received proceeds from the issuances of SBA debentures of $65.5 million, repaid SBA debentures relating to Fund III of $7.0 million, received net proceeds of $28.8 million from our SPV Credit Facility, received repayments of $0.9 million on our secured borrowings, paid cash dividends to stockholders of $43.3 million, and made payment of deferred financing costs related to our debt financings of $4.0 million.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of additional debt and equity capital.

SBA Debentures

Both Fund III and Fund IV are licensed to operate as an SBIC, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the SBA regulations, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. Subject to SBA approval, the SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $250.0 million, whichever is less. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $475.0 million, subject to SBA approval. The SBA may limit the amount that may be drawn each year under the SBA debenture commitments, and each issuance of leverage is conditioned on such SBIC Fund’s full compliance, as determined by the SBA, with the terms and conditions under SBA regulations. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of June 30, 2026, Fund III and Fund IV had $139.5 million and $156.5 million in outstanding SBA debentures, respectively. Subject to SBA regulatory requirements and approval of SBA debenture commitments, FMC IV may access up to $93.5 million of additional SBA debentures under the SBIC debenture program. For more information on the SBA debentures, please refer to Note 6. Debt to our consolidated financial statements.

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

The total commitments available under the Revolving Credit Facility were $140.0 million. Under the Revolving Credit Agreement, we paid a commitment fee that varied depending on the size of the unused portion of the Revolving Credit Facility: 2.500% to 2.675% per annum on the unused portion of the Revolving Credit Facility at or below 35% of the commitments and 0.50% per annum on any remaining unused portion of the Revolving Credit Facility between the total commitments and the 35% minimum utilization.

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

We and the SPV have made customary representations and warranties and we are required to comply with various covenants, reporting requirements and other customary requirements. These covenants are subject to important limitations and exceptions that are described in the documents governing the SPV Credit Facility. As of June 30, 2026, we were in compliance in all material respects with the terms of the SPV Credit Agreement.

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

On October 8, 2021, we closed the offering of $125.0 million in aggregate principal amount of our 3.50% notes due 2026, or the “November 2026 Notes”. The total net proceeds to us from the November 2026 Notes, based on a public offering price of 99.996% of par, after deducting underwriting discounts of $2.5 million and offering expenses of $0.3 million, were $122.2 million. The maturity date of the November 2026 Notes was November 15, 2026 and the November 2026 Notes bore interest at a rate of 3.50%. On June 29, 2026, we fully redeemed the $125.0 million in aggregate principal amount of the November 2026 Notes, resulting in a realized loss on extinguishment of debt of $0.2 million.

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

On May 29, 2026, we closed the private placement of $120.0 million in aggregate principal amount of our 6.625% senior unsecured notes due 2029, or the “June 2029 Notes”, in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The total net proceeds to us from the June 2029 Notes, based on an issue price of 99.45% of par, after deducting the placement agent fee of $1.5 million and estimated offering expenses of $0.3 million were approximately $117.6 million. The June 2029 Notes will mature on June 1, 2029 and bear interest at a rate of 6.625%. Interest on the June 2029 Notes is payable on June 1 and December 1 of each year, beginning December 1, 2026. The June 2029 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed before March 1, 2029 (the date falling three months prior to maturity) and at par thereafter. In connection with the issuance and sale of the June 2029 Notes, we entered into a registration rights agreement, dated as of May 29, 2026 (the “Registration Rights Agreement”), with the institutional purchasers (the “Purchasers”). Pursuant to the Registration Rights Agreement, we are obligated to file with the SEC a registration statement with respect to an offer to exchange the June 2029 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the June 2029 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use our commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the June 2029 Notes. If we fail to satisfy our registration obligations under the Registration Rights Agreement, we will be required to pay additional interest to the holder of the June 2029 Notes. We do not intend to list the June 2029 Notes on any securities exchange or automated dealer quotation system.

Secured Borrowing

As of June 30, 2026, the carrying value of secured borrowings totaled $11.1 million and the fair value of the associated loans included in investments was $11.1 million. As of December 31, 2025, the carrying value of secured borrowings totaled $12.0 million and the fair value of the associated loans included in investments was $12.0 million. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets that did not meet the definition of a “participating interest” as defined in ASC 860 (see Note 2. Significant Accounting Policies - Partial loan and equity sales to our consolidated financial statements for more information). As a result, sale treatment was not permitted and these partial loan sales were treated as secured borrowings. The weighted average interest rate on our secured borrowings was approximately 7.838% and 7.917% as of June 30, 2026 and December 31, 2025, respectively.

As of June 30, 2026, the weighted average stated interest rates for our SBA debentures and the Notes were 4.463% and 6.703%, respectively. As of June 30, 2026, we had $112.4 million of unutilized commitment under our SPV Credit Facility, and we were subject to a 0.500% fee on such amount. As of June 30, 2026, the weighted average stated interest rate on total debt outstanding was 5.776%.

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

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if the Board, including the independent directors, determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. On June 24, 2026, our stockholders approved a proposal to authorize us to sell or otherwise issue common stock at a price below net asset value per share for a period of one year ending on the earlier of June 24, 2027 or the date of our 2027 Annual Meeting of Stockholders. Our stockholders specified that the cumulative number of shares sold pursuant to such authority during such period may not exceed 25% of our then outstanding common stock immediately prior to each such sale.

Equity ATM Program

On November 10, 2022, the Company established the at-the-market program (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through Raymond James & Associates, Inc. and B. Riley Securities, Inc., each as sales agents, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million. On August 11, 2023, the Company increased the maximum amount of shares to be sold through the ATM Program to $150.0 million from $50.0 million. On February 29, 2024, the Company increased the maximum amount of shares to be sold through the ATM Program to $300.0 million from $150.0 million. On March 2, 2026, the Company increased the maximum amount of shares to be sold through the ATM Program to $400.0 million from $300.0 million. Cumulative to June 30, 2026, the Company has sold 13,300,342 shares of common stock under the ATM Program at a weighted-average price of $19.94, raising $265.2 million of gross proceeds. Net proceeds were $261.8 million after commissions to the sales agents on shares sold. As of June 30, 2026, the Company had $134.8 million available under the ATM Program.

Stock Repurchase Program

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. Most recently, on November 3, 2025, the Board extended the Stock Repurchase Program through December 31, 2026, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and we cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. We did not make any repurchases of common stock during the three and six months ended June 30, 2026 and 2025. Refer to Note 8. Common Stock to our consolidated financial statements for additional information concerning stock repurchases.

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

Our Board consulted with the independent third-party valuation firm(s) in arriving at our determination of fair value for 22 and 21 of our portfolio company investments representing 26.4% and 26.7% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended June 30, 2026 and December 31, 2025, respectively) as of June 30, 2026 and December 31, 2025, respectively.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
We have entered into the Investment Advisory Agreement with Fidus Investment Advisors as our investment advisor. Pursuant to the agreement, the Investment Advisor manages our day-to-day operating and investing activities. We pay the Investment Advisor a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. See Note 5. Related Party Transactions to our consolidated financial statements. The Investment Advisor, in consultation with the Board, agreed to voluntarily waive $0.1 million and $0.1 million of the base management fees on any assets accounted for as secured borrowings as defined under GAAP for the three and six months ended June 30, 2026, respectively, and $0.1 million and $0.1 million for the three and six months ended June 30, 2025, respectively.
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

Recent Developments

On July 24, 2026, we issued an additional $7.5 million in SBA debentures, which will bear interest at a fixed interim interest rate of 4.746% until the pooling date in September 2026.

On July 31, 2026, we exited our second lien and subordinated debt investments in Virtex Enterprises, LP, which had been on non-accrual status and previously written down. We received payment of $0.2 million, resulting in an aggregate realized loss of $11.0 million.

On August 3, 2026, our Board declared a regular quarterly dividend of $0.43 per share and a supplemental dividend of $0.07 per share payable on September 29, 2026, to stockholders of record as of September 15, 2026.

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

In the future, our investment income may also be affected by changes in various interest rates, including SOFR and prime rates, to the extent of any debt investments that include floating interest rates. The Federal Reserve reduced interest rates by 0.25% in each of September, October and December of 2025, bringing the benchmark rate to the 3.50% to 3.75% range. The Federal Reserve has maintained this range at each of its meetings in 2026. In considering the extent and timing of additional rate cuts in the future, the Federal Reserve stated that it will carefully assess incoming data relating to inflationary pressures and the unemployment rate, the evolving economic outlook, and the balance of risks. There can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. In an elevated interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. Conversely, sustained reductions in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR are not offset by a corresponding increase in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to such base rate. See Item 1A. "Risk Factors – Changes in interest rates will affect our cost of capital and net investment income” and “Risk Factors – Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies.

As of June 30, 2026 and December 31, 2025, the debt investments in 61 and 58 portfolio companies, respectively, bore interest at a variable rate, which represented $930.6 million, or 72.4%, and $890.1 million, or 75.3%, of our portfolio on a fair value basis, respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Our pooled SBA debentures and our unsecured notes bear interest at fixed rates. Our SPV Credit Facility bears interest, at our election, at a rate per annum equal to one-month Term SOFR plus 0.11448% and an applicable margin of 2.675% (or 2.50% after satisfying certain step-down conditions, with commensurate reductions in the applicable margins for alternate base rate loans). We pay a commitment fee that varies depending on the size of the unused portion of the SPV Credit Facility: (1) if the utilized portion of the aggregate commitments as of the close of business on such day is less than 35% of the aggregate commitments (the “Minimum Utilization Amount”), the commitment fee will equal the sum of (a) the then applicable margin multiplied by (i) the Minimum Utilization Amount minus (ii) the aggregate outstanding principal balance of the advances on such day and (b) 0.50% multiplied by 65% of the commitments and (2) if the utilized portion of the aggregate commitments is greater than or equal to the Minimum Utilization Amount, the commitment fee will equal 0.50% multiplied by the unused amount of the commitments.

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

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of June 30, 2026 (dollars in millions):

	Interest Income	Interest Expense
	Increase	Increase	Net Increase	Net Investment
Basis Point Increase (Decrease)	(Decrease) (1) (2)	(Decrease) (4)	(Decrease)	Income (3)
(200)	$(17.3)	$(2.5)	$(14.8)	$(11.8)
(150)	(14.1)	(1.9)	(12.2)	(9.8)
(100)	(9.5)	(1.3)	(8.2)	(6.6)
(50)	(4.8)	(0.7)	(4.1)	(3.3)
50	4.7	0.5	4.2	3.4
100	9.5	1.2	8.3	6.6
150	14.3	1.7	12.6	10.1
200	19.1	2.4	16.7	13.4
250	23.8	3.1	20.7	16.6
300	28.6	3.6	25.0	20.0

(1) Certain of our variable rate debt investments have a PRIME or SOFR interest rate floor, which lessens the impact of decreases in interest rates.

(2) Interest income calculated assuming three-month SOFR, and PRIME rate as of June 30, 2026.

(3) Includes the impact of income incentive fee at 20.0% on net increase (decrease) in net interest.

(4) As of June 30, 2026, we had $112.7 million in borrowings outstanding under our SPV Credit Facility.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.6

Registration Rights Agreement, dated as of May 29, 2026, by and among Fidus Investment Corporation and the institutional purchasers party thereto (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 29, 2026 and incorporated herein by reference).

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

FIDUS INVESTMENT CORPORATION

Date: August 6, 2026	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026	/s/ SHELBY E. SHERARD
Shelby E. Sherard
Chief Financial Officer (Principal Financial and Accounting Officer)