Form 10-Q
period 2026-09-30
FIDUS INVESTMENT Corp
filed 2026-11-05
CIK 1513363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 3, 2026, the Registrant had outstanding 39,770,605 shares of common stock, $0.001 par value.

FIDUS INVESTMENT CORPORATION

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	September 30,
	2026	December 31,
	(unaudited)	2025
ASSETS
Investments, at fair value:
Control investments (cost: $1,610 and $1,610, respectively)	$—	$—
Affiliate investments (cost: $95,572 and $75,208, respectively)	146,178	119,015
Non-control/non-affiliate investments (cost: $1,299,176 and $1,222,476, respectively)	1,288,997	1,205,738
Total investments, at fair value (cost: $1,396,358 and $1,299,294, respectively)	1,435,175	1,324,753
Cash and cash equivalents	31,246	69,995
Restricted cash	1,458	9,611
Interest receivable	24,839	21,414
Proceeds receivable from investments sold	11,272	—
Prepaid expenses and other assets	1,277	766
Total assets	$1,505,267	$1,426,539
LIABILITIES
SBA debentures (net of $7,651 and $6,943, respectively, of unamortized deferred financing costs)	$281,849	$230,557
Notes (net of $5,226 and $4,109, respectively, of unamortized deferred financing costs)	314,774	320,891
SPV Credit Facility (net of $2,725 and $3,223, respectively, of unamortized deferred financing costs)	89,525	80,627
Secured borrowings	10,460	12,000
Accrued interest and fees payable	4,597	7,449
Base management fee payable, net of base management fee waiver – due to affiliate	6,399	5,596
Income incentive fee payable – due to affiliate	5,027	4,721
Capital gains incentive fee payable – due to affiliate	15,554	16,414
Administration fee payable and other – due to affiliate	884	988
Taxes payable	602	3,568
Accounts payable and other liabilities	1,186	1,829
Total liabilities	$730,857	$684,640
Commitments and contingencies (Note 7)
NET ASSETS
Common stock, $0.001 par value (100,000,000 shares authorized, 39,770,605 and 37,954,364 shares issued and
outstanding at September 30, 2026 and December 31, 2025, respectively)	$40	$38
Additional paid-in capital	676,864	641,376
Total distributable earnings	97,506	100,485
Total net assets	774,410	741,899
Total liabilities and net assets	$1,505,267	$1,426,539
Net asset value per common share	$19.47	$19.55

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Operations (unaudited)

(in thousands, except shares and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Investment Income:
Interest income
Control investments	$—	$—	$—	$—
Affiliate investments	1,931	1,090	5,081	3,258
Non-control/non-affiliate investments	37,172	29,725	104,812	90,087
Total interest income	39,103	30,815	109,893	93,345
Payment-in-kind interest income
Control investments	—	—	—	—
Affiliate investments	182	—	182	—
Non-control/non-affiliate investments	2,944	3,185	9,495	7,884
Total payment-in-kind interest income	3,126	3,185	9,677	7,884
Dividend income
Control investments	—	—	—	—
Affiliate investments	—	329	557	1,381
Non-control/non-affiliate investments	(78)	660	510	1,470
Total dividend income	(78)	989	1,067	2,851
Fee income
Control investments	—	—	—	—
Affiliate investments	32	8	56	24
Non-control/non-affiliate investments	2,954	1,314	13,969	7,309
Total fee income	2,986	1,322	14,025	7,333
Interest on idle funds	776	942	2,277	2,306
Total investment income	45,913	37,253	136,939	113,719
Expenses:
Interest and financing expenses	11,639	7,649	32,371	22,191
Base management fee	6,447	5,253	18,590	15,281
Incentive fee - income	5,027	4,371	15,508	13,819
Incentive fee (reversal) - capital gains	(162)	354	(860)	1,972
Administrative service expenses	775	708	2,324	2,064
Professional fees	707	713	3,684	2,959
Other general and administrative expenses	291	494	825	921
Total expenses before base management fee waiver	24,724	19,542	72,442	59,207
Base management fee waiver	(48)	(57)	(149)	(175)
Total expenses, net of base management fee waiver	24,676	19,485	72,293	59,032
Net investment income before income taxes	21,237	17,768	64,646	54,687
Income tax provision (benefit)	98	399	174	468
Net investment income	21,139	17,369	64,472	54,219
Net realized and unrealized gains (losses) on investments:
Net realized gains (losses):
Control investments	—	—	(120)	—
Affiliate investments	—	897	1,189	10,963
Non-control/non-affiliate investments	(10,881)	(1,827)	(17,730)	(6,131)
Total net realized gain (loss) on investments	(10,881)	(930)	(16,661)	4,832
Income tax (provision) benefit from realized gains on investments	—	(421)	(416)	(2,350)
Net change in unrealized appreciation (depreciation):
Control investments	—	—	—	—
Affiliate investments	2,363	1,634	6,799	(1,758)
Non-control/non-affiliate investments	7,974	1,790	6,559	9,767
Total net change in unrealized appreciation (depreciation) on investments	10,337	3,424	13,358	8,009
Net gain (loss) on investments	(544)	2,073	(3,719)	10,491
Realized losses on extinguishment of debt	(268)	(304)	(579)	(630)
Net increase (decrease) in net assets resulting from operations	$20,327	$19,138	$60,174	$64,080
Per common share data:
Net investment income per share-basic and diluted	$0.54	$0.49	$1.68	$1.55
Net increase in net assets resulting from operations per share — basic and diluted	$0.52	$0.54	$1.57	$1.83
Dividends declared per share	$0.50	$0.57	$1.64	$1.65
Weighted average number of shares outstanding — basic and diluted	38,903,423	35,721,635	38,274,193	34,991,361

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except shares)

	Common Stock			Additional	Total
	Number of	Par		paid-in	distributable	Total net
	shares	value		capital	earnings	assets
Balances at December 31, 2024	33,914,652	$34		$567,159	$88,473	$655,666
Public offering of common stock, net of expenses	1,019,812	1		20,660	—	20,661
Shares issued under dividend reinvestment plan	36,245	—	*	700	—	700
Net investment income	—	—		—	18,222	18,222
Net realized gain (loss) on investments, net of taxes	—	—		—	11,480	11,480
Net unrealized appreciation (depreciation) on investments	—	—		—	(9,793)	(9,793)
Realized losses on extinguishment of debt	—	—		—	(251)	(251)
Dividends declared	—	—		—	(18,755)	(18,755)
Balances at March 31, 2025	34,970,709	$35		$588,519	$89,376	$677,930
Public offering of common stock, net of expenses	376,625	—	*	7,540	—	7,540
Shares issued under dividend reinvestment plan	32,566	—	*	631	—	631
Net investment income	—	—		—	18,628	18,628
Net realized gain (loss) on investments, net of taxes	—	—		—	(7,647)	(7,647)
Net unrealized appreciation (depreciation) on investments	—	—		—	14,378	14,378
Realized losses on extinguishment of debt	—	—		—	(75)	(75)
Dividends declared	—	—		—	(19,088)	(19,088)
Balances at June 30, 2025	35,379,900	$35		$596,690	$95,572	$692,297
Public offering of common stock, net of expenses	933,165	1		19,578	—	19,579
Shares issued under dividend reinvestment plan	34,803	—	*	681	—	681
Net investment income	—	—		—	17,369	17,369
Net realized gain (loss) on investments, net of taxes	—	—		—	(1,351)	(1,351)
Net unrealized appreciation (depreciation) on investments	—	—		—	3,424	3,424
Realized losses on extinguishment of debt	—	—		—	(304)	(304)
Dividends declared	—	—		—	(20,661)	(20,661)
Balances at September 30, 2025	36,347,868	$36		$616,949	$94,049	$711,034
Balances at December 31, 2025	37,954,364	$38		$641,376	$100,485	$741,899
Net investment income	—	—		—	24,641	24,641
Net realized gain (loss) on investments, net of taxes	—	—		—	(12,303)	(12,303)
Net unrealized appreciation (depreciation) on investments	—	—		—	7,663	7,663
Realized losses on extinguishment of debt	—	—		—	(117)	(117)
Dividends declared	—	—		—	(19,736)	(19,736)
Balances at March 31, 2026	37,954,364	$38		$641,376	$100,633	$742,047
Net investment income	—	—		—	18,692	18,692
Net realized gain (loss) on investments, net of taxes	—	—		—	6,107	6,107
Net unrealized appreciation (depreciation) on investments	—	—		—	(4,642)	(4,642)
Realized losses on extinguishment of debt	—	—		—	(194)	(194)
Dividends declared	—	—		—	(23,532)	(23,532)
Balances at June 30, 2026	37,954,364	$38		$641,376	$97,064	$738,478
Public offering of common stock, net of expenses	1,816,241	2		35,488	—	35,490
Net investment income	—	—		—	21,139	21,139
Net realized gain (loss) on investments, net of taxes	—	—		—	(10,881)	(10,881)
Net unrealized appreciation (depreciation) on investments	—	—		—	10,337	10,337
Realized losses on extinguishment of debt	—	—		—	(268)	(268)
Dividends declared	—	—		—	(19,885)	(19,885)
Balances at September 30, 2026	39,770,605	$40		$676,864	$97,506	$774,410
*amount is greater than zero but less than one

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$60,174	$64,080
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used for) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(13,358)	(8,009)
Net realized (gain) loss on investments	16,661	(4,832)
Interest and dividend income paid-in-kind	(9,677)	(7,884)
Accretion of original issue discount	(46)	(106)
Accretion of loan origination fees	(1,960)	(2,007)
Purchase of investments	(268,422)	(284,480)
Proceeds from sales and repayments of investments	164,651	203,319
Proceeds from loan origination fees	1,729	1,757
Realized losses on extinguishment of debt	579	630
Amortization of deferred financing costs	2,460	2,024
Amortization of deferred equity financing costs	17	78
Changes in operating assets and liabilities:
Interest receivable	(3,425)	(5,370)
Receivables from investments sold	(11,272)	—
Proceeds receivable from stock offering	—	(681)
Prepaid expenses and other assets	(494)	(308)
Accrued interest and fees payable	(2,852)	(2,081)
Base management fee payable, net of base management fee waiver – due to affiliate	803	390
Income incentive fee payable – due to affiliate	306	(106)
Capital gains incentive fee (reversal) – due to (from) affiliate	(860)	1,972
Administration fee payable and other – due to (from) affiliate	(104)	10
Taxes payable	(2,966)	(1,104)
Accounts payable and other liabilities	(643)	526
Net cash provided by (used for) operating activities	(68,699)	(42,182)
Cash Flows from Financing Activities:
Proceeds from common stock offerings, net of expenses	35,490	47,780
Proceeds received from SBA debentures	76,000	44,500
Repayments of SBA debentures	(24,000)	(28,500)
Proceeds received from issuance of Notes	120,000	100,000
Principal payments on Notes	(125,000)	(25,000)
Proceeds received from (repayments of) Credit Facilities, net	8,400	(30,000)
Proceeds received from (repayments of) Secured Borrowings, net	(1,540)	(858)
Payment of deferred financing costs	(4,400)	(4,083)
Dividends paid to stockholders, including expenses	(63,153)	(56,492)
Net cash provided by (used for) financing activities	21,797	47,347
Net increase (decrease) in cash, cash equivalents and restricted cash	(46,902)	5,165
Cash, cash equivalents and restricted cash:
Beginning of period	79,606	57,159
End of period	$32,704	$62,324
Supplemental cash flow disclosures:
Cash payments for interest	$32,763	$22,248
Cash payments for taxes, net of tax refunds received	$3,556	$3,922
Non-cash financing activities:
Value of shares issued pursuant to the dividend reinvestment plan	$—	$2,012

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	As of
	September 30, 2026	December 31, 2025
Cash and cash equivalents	$31,246	$69,995
Restricted cash	1,458	9,611
Total cash, cash equivalents and restricted cash presented in the Consolidated Statements of Cash Flows	$32,704	$79,606

See Notes to Consolidated Financial Statements (unaudited).

FIDUS INVESTMENT CORPORATION

Consolidated Schedule of Investments (unaudited)

September 30, 2026

(in thousands, except shares)

Portfolio Company (a)(b)		Variable Index	Rate (e)	Investment		Principal		Fair	Percent of
Investment Type (c)	Industry	Spread / Floor (d)	Cash/PIK	Date (f)	Maturity	Amount	Cost	Value (g)	Net Assets

Control Investments (t)
US GreenFiber, LLC (n)	Building Products Manufacturing
Common Equity (2,522 units) (h)				7/3/2014			$586	$—
Common Equity (425,508 units)				8/30/2019			1	—
Common Equity (1,022,813 units) (h)				7/1/2020			1,023	—
							1,610	—	0%

Total Control Investments							$1,610	$—	0%

Affiliate Investments (l)
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	Building Products Manufacturing
Subordinated Debt			11.00%/0.00%	12/31/2021	12/31/2027	$9,602	$9,602	$8,510
Common Equity (5,690 units) (h)				12/31/2021			5,690	6,061
Common Equity (7,113 units) (h)				12/31/2021			7,113	10,309
Common Equity (2,012 units) (h)				12/31/2021			—	—
							22,405	24,880	3%
CP Communications, LLC	Business Services
First Lien Debt (am)		(S + 8.50%) / (4.00%)	12.50%/0.00%	12/4/2024	12/4/2029	5,623	5,593	5,623
Preferred Equity (62 units)				12/4/2024			500	972
							6,093	6,595	1%
Medsurant Holdings, LLC (n)	Healthcare Services
Preferred Equity (84,997 units) (h)				4/12/2011			—	—
Warrant (252,588 units) (h)(m)				4/12/2011			—	—
							—	—	0%
Netbase Solutions, Inc. (dba Netbase Quid)	Information Technology Services
First Lien Debt (ap)			7.75%/3.00%	11/18/2021	11/18/2028	11,615	11,612	11,615
Preferred Equity (82,038,374 shares)				8/24/2026			7,961	5,426
							19,573	17,041	2%
Pfanstiehl, Inc.	Healthcare Products
Common Equity (2,550 units)				3/29/2013			255	46,824	6%

PIPCO, LLC	Utilities: Services
First Lien Debt (bn)		(S + 6.25%) / (2.00%)	9.98%/0.00%	12/11/2025	12/11/2030	8,955	8,912	8,955
Common Equity (750 units)				12/11/2025			750	1,113
							9,662	10,068	2%
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	Aerospace & Defense Manufacturing
First Lien Debt (ag)		(S + 6.00%) / (1.00%)	10.34%/0.00%	2/12/2021	8/11/2027	28,435	28,402	28,435
Common Equity (12,035 units)				8/25/2021			1,204	—
Common Equity (38,493 units)				12/16/2022			2,609	—
Common Equity (6,783 units)				7/10/2023			686	753
Common Equity (4,663 units)				9/16/2022			472	—
Common Equity (21,689 units)				5/22/2024			2,195	3,523
							35,568	32,711	4%
Steward Holding LLC (dba Steward Advanced Materials)	Aerospace & Defense Manufacturing
Common Equity (1,000,000 units)				11/12/2015			—	5,989	1%

Suited Connector LLC	Information Technology Services
Preferred Equity (12,000,000 units) (h)				3/31/2026			2,016	2,070
Common Equity (15,000,000 units) (h)				3/31/2026			—	—
							2,016	2,070	0%

Total Affiliate Investments							$95,572	$146,178	19%

Non-control/Non-affiliate Investments
2KDirect, Inc. (dba iPromote)	Information Technology Services
First Lien Debt (at)		(S + 8.00%) / (0.50%)	11.88%/0.00%	6/25/2021	9/30/2027	$6,523	$6,519	$5,344
First Lien Debt (aa)		(S + 8.00%) / (0.50%)	8.13%/0.00%	7/30/2021	9/30/2027	1,621	1,621	1,516
Common Equity (1,000,000 units)				6/25/2021			1,000	—
							9,140	6,860	1%
301 Edison Holdings Inc. (dba LGG Industrial)	Specialty Distribution
First Lien Debt (j)			11.75%/2.25%	11/14/2023	11/13/2028	11,954	11,885	11,507
Preferred Equity (518,135 units)				11/14/2023			1,000	958
							12,885	12,465	2%
Acendre Midco, Inc.	Information Technology Services

First Lien Debt			12.50%/1.25%	10/6/2021	5/8/2026	2,606	2,606	2,606
First Lien Debt			12.50%/1.25%	10/6/2021	5/8/2026	5,923	5,923	5,923
Revolving Loan			12.50%/1.25%	10/6/2021	5/8/2026	1,019	1,019	1,019
Common Equity (500,000 shares)				10/6/2021			371	—
Warrant (275,000 shares) (m)				10/6/2021			253	—
Preferred Equity (77,016 shares)				9/26/2022			88	—
Preferred Equity (568,182 shares)				6/10/2025			375	591
							10,635	10,139	1%
Ad Info Parent, Inc. (dba MediaRadar)	Information Technology Services
First Lien Debt (j)		(S + 4.50%) / (1.00%)	8.57%/0.00%	11/1/2023	9/16/2029	15,796	15,740	15,797
Revolving Loan ($1,442 unfunded commitment) (i)		(S + 4.50%) / (1.00%)	8.57%/0.00%	11/1/2023	9/16/2029	—	(4)	—
Preferred Equity (1,250,000 units)				11/1/2023			1,250	1,443
							16,986	17,240	2%
Air Burners, Inc.	Utility Equipment Manufacturing
First Lien Debt (j)(ah)		(S + 5.00%) / (2.00%)	8.73%/0.00%	12/8/2025	11/24/2030	6,400	6,336	6,400
Common Equity (817 units) ($200 unfunded commitment)				11/24/2025			800	743
							7,136	7,143	1%
Allredi, LLC (fka Marco Group International OpCo, LLC)	Industrial Cleaning & Coatings
Second Lien Debt			0.00%/15.00%	3/2/2020	9/30/2027	20,821	19,624	19,695
Common Equity (570,636 units) (h)				7/21/2017			637	—
Common Equity (39,443 units) (h)				11/24/2021			22	—
Common Equity (524,624units) (h)				8/3/2023			45	—
							20,328	19,695	3%
American AllWaste LLC (dba WasteWater Transport Services)	Environmental Industries
First Lien Debt			10.00%/2.00%	3/27/2026	6/30/2027	49,008	48,936	49,009
Preferred Equity (500 units) (h)				5/31/2018			500	—
Preferred Equity (207 units) (h)				8/6/2019			250	—
Preferred Equity (141 units) (h)				11/2/2020			171	—
Preferred Equity (74 units) (h)				12/29/2021			97	—
Preferred Equity (52 units) (h)				11/27/2024			52	—
Preferred Equity (312 units) (h)				12/30/2024			312	18
Common Equity (1,405 units) (h)				12/30/2024			—	—
							50,318	49,027	6%
AmeriWater, LLC	Component Manufacturing
First Lien Debt (af)		(S + 5.50%) / (1.00%)	9.23%/0.00%	7/8/2022	1/31/2030	14,256	14,194	14,256
First Lien Debt (j)(af)		(S + 5.50%) / (1.00%)	9.23%/0.00%	7/9/2026	1/31/2030	7,600	7,547	7,600
First Lien Debt ($2,000 unfunded commitment) (i)(af)		(S + 5.50%) / (1.00%)	9.23%/0.00%	7/9/2026	1/31/2030	—	(13)	—
Common Equity (1,000 units) (h)				7/8/2022			1,000	2,477
							22,728	24,333	3%
AMOpportunities, Inc.	Healthcare Services
First Lien Debt			13.50%/0.50%	3/12/2025	3/12/2029	11,505	11,464	11,505
Preferred Equity (830,752 shares)				3/17/2025			831	745
Preferred Equity (70,413 shares)				5/4/2026			70	73
							12,365	12,323	2%
Acorn VMS Holdco, LP (dba Oakline Holdings)	Information Technology Services
First Lien Debt		(S + 6.75%) / (2.00%)	10.48%/0.00%	5/22/2026	5/22/2031	11,200	11,157	11,157
Revolving Loan ($400 unfunded commitment) (i)		(S + 6.75%) / (2.00%)	10.48%/0.00%	5/22/2026	5/22/2031	—	—	—
							11,157	11,157	1%
AOM Intermediate Holdco, LLC (dba AllOver Media)	Information Technology Services
Common Equity (1,232 units) (h)				2/1/2022			1,372	1,534	0%

APM Intermediate Holdings, LLC (dba Artistic Paver Manufacturing, Inc.)	Building Products Manufacturing
First Lien Debt (ai)		(S + 7.00%) / (2.00%)	10.75%/0.00%	11/8/2022	11/8/2027	18,078	18,062	18,078
Subordinated Debt			10.00%/5.00%	12/19/2025	2/8/2028	2,601	2,592	2,433
Common Equity (1,200 units) (h)				11/8/2022			1,200	903
							21,854	21,414	3%
Auto CRM LLC (dba Dealer Holdings)	Information Technology Services
Subordinated Debt			0.00%/14.50%	10/1/2021	12/31/2028	1,012	1,010	862
Subordinated Debt			0.00%/14.50%	12/30/2024	12/31/2028	2,224	2,224	2,224
Common Equity (253 units)				10/1/2021			253	—
							3,487	3,086	0%
Axis Medical Technologies LLC (dba MoveMedical)	Information Technology Services
First Lien Debt		(S + 6.50%) / (2.00%)	10.23%/0.00%	10/24/2024	10/24/2029	13,600	13,558	13,600
Revolving Loan ($800 unfunded commitment) (x)		(S + 6.50%) / (2.00%)	10.23%/0.00%	10/24/2024	10/24/2029	—	(2)	—
Preferred Equity (1,200,000 units)				10/25/2024			1,148	1,332
							14,704	14,932	2%
Bad Boy Mowers JV Acquisition, LLC	Consumer Products
First Lien Debt		(S + 5.25%) / (0.75%)	9.29%/0.00%	12/12/2025	11/9/2029	9,904	9,865	9,904

Preferred Equity (13,000 units)				11/9/2023			1,300	2,999
							11,165	12,903	2%
Barefoot Mosquito and Pest Control, LLC	Consumer Services
First Lien Debt (k)(s)		(S + 6.00%) / (2.00%)	9.73%/0.00%	11/27/2024	12/22/2029	32,795	32,776	28,570
First Lien Debt (ba)		(S + 6.00%) / (2.00%)	6.98%/0.00%	7/14/2025	12/22/2029	5	5	5
Common Equity (6,027 units) (h)				12/22/2023			12	—
Preferred Equity (20,137 units) (h)				12/22/2023			2,014	—
Preferred Equity (1,370 units) (h)				2/18/2026			137	451
							34,944	29,026	4%
BCM One Group Holdings, Inc.	Information Technology Services
Subordinated Debt			11.75%/0.00%	11/17/2021	11/17/2028	15,667	15,608	15,666	2%

Bedford Precision Parts LLC	Specialty Distribution
Common Equity (500,000 units) (h)				3/12/2019			475	363	0%

BPCP Dcom, Inc. (dba Dumpsters.com, LLC)	Business Services
First Lien Debt (bj)		(S + 4.75%) / (2.00%)	8.57%/0.00%	7/31/2026	7/31/2032	7,500	7,447	7,447
First Lien Debt ($2,250 unfunded commitment) (i)(bj)		(S + 4.75%) / (2.00%)	8.57%/0.00%	7/31/2026	7/31/2032	—	(7)	—
Preferred Equity (750 units)				7/31/2026			750	750
							8,190	8,197	1%
Bobcat of Connecticut, LLC	Specialty Distribution
First Lien Debt (bk)		(S + 6.00%) / (2.00%)	9.73%/0.00%	10/1/2025	10/1/2030	21,500	21,373	22,317
Common Equity (1,065,791 LP Units) ($184 unfunded commitment)				10/1/2025			1,066	1,125
							22,439	23,442	3%
Brightmore Brands LLC	Retail
First Lien Debt (j)(al)		(S + 5.38%) / (1.50%)	9.45%/0.00%	9/13/2022	9/9/2029	23,529	23,325	23,530
Common Equity (1,000 units)				9/13/2022			1,000	1,550
Common Equity (371 units)				9/9/2024			713	714
							25,038	25,794	3%
Cardback Intermediate, LLC (dba Chargeback Gurus)	Information Technology Services
First Lien Debt (j)(bl)		(S + 5.25%) / (0.75%)	9.00%/0.00%	12/16/2025	12/16/2030	13,409	13,329	13,409
Common Equity (495 shares)				8/10/2021			59	328
Preferred Equity (495 shares)				8/10/2021			59	210
							13,447	13,947	2%
Choice Technology Solutions, LLC (dba Choice Merchant Solutions, LLC) (n)	Information Technology Services
Preferred Equity (500,000 units) (h)				8/21/2023			—	—	0%

CIH Intermediate, LLC (n)	Business Services
Common Equity (563 shares)				3/3/2022			—	—
Preferred Equity (563 shares)				3/3/2022			—	—
							—	—	0%
Cleanova Topco Limited	Component Manufacturing
Preferred Equity (746,893shares)				6/12/2025			841	928
Preferred Equity (373,447shares)				6/12/2025			436	482
Common Equity (113,166 shares)				6/12/2025			454	866
							1,731	2,276	0%
CRS Solutions Holdings, LLC (dba CRS Texas)	Business Services
Common Equity (574,929 units) (h)				6/28/2022			272	—	0%

CTM Group, Inc. (dba Venuplus, Inc.)	Business Services
First Lien Debt		(S + 6.75%) / (1.00%)	10.75%/0.75%	2/28/2023	11/30/2026	8,732	8,723	8,718
First Lien Debt		(S + 6.75%) / (1.00%)	10.75%/0.75%	1/28/2026	11/30/2026	124	123	123
Subordinated Debt			7.75%/6.50%	2/28/2023	11/30/2027	2,698	2,690	1,937
Common Equity (400,000 units)				2/28/2023			400	—
							11,936	10,778	1%
Customer Expressions Corp (dba Case IQ) (aq)	Information Technology Services
First Lien Debt (ao)(bc)		(S + 5.00%) / (1.00%)	9.22%/0.50%	1/6/2025	4/15/2029	15,331	15,264	15,331
Common Equity (502,894 units) (ao)				1/6/2025			771	858
							16,035	16,189	2%
Dataguise, Inc.	Information Technology Services
Common Equity (909 shares)				12/31/2020			1,500	1,282	0%

Dealerbuilt Acquisition, LLC	Information Technology Services
First Lien Debt (k)			11.00%/2.00%	5/29/2026	4/30/2029	25,174	25,008	25,174
Common Equity (1,038 Units) (h)				7/21/2023			—	—
Preferred Equity (1,038 Units) (h)				7/21/2023			1,037	996
							26,045	26,170	3%
Detechtion Holdings, LLC	Information Technology Services
First Lien Debt		(S + 6.25%) / (2.25%)	9.98%/2.00%	6/21/2023	6/21/2028	28,180	28,123	28,180
Revolving Loan ($1,000 unfunded commitment) (w)		(S + 8.25%) / (2.25%)	11.98%/0.00%	7/12/2024	6/21/2028	—	(2)	—
Subordinated Debt			0.00%/14.00%	6/21/2023	6/21/2028	3,161	3,157	3,161
Common Equity (601,532 units) (h)				6/21/2023			602	262
							31,880	31,603	4%

Diversified Search LLC	Business Services
First Lien Debt (j)(r)		(S + 7.50%) / (1.00%)	11.84%/0.00%	6/10/2019	12/17/2027	24,155	24,151	23,685
Common Equity (573 units) (h)				2/7/2019			552	234
							24,703	23,919	3%
Donovan Food Brokerage, LLC	Business Services
First Lien Debt (ae)		(S + 6.00%) / (2.00%)	9.73%/0.00%	2/23/2024	2/23/2029	24,209	24,135	24,209
Common Equity (706,822 units)				2/23/2024			772	1,601
							24,907	25,810	3%
E-PlanSoft Buyer, LLC (dba e-PlanSoft)	Information Technology Services
First Lien Debt			11.00%/2.00%	6/30/2025	6/30/2030	8,206	8,174	8,206
Preferred Equity (1,500 units)				6/27/2025			1,500	1,091
							9,674	9,297	1%
Enterprise Asset Management FM Purchaser, Inc. (dba MCIM)	Information Technology Services
First Lien Debt		(S + 5.75%) / (2.00%)	9.48%/2.00%	5/20/2024	5/20/2029	21,872	21,811	21,872
Common Equity (551,470 units)				5/20/2024			750	1,169
							22,561	23,041	3%
Estex Manufacturing Company, LLC	Component Manufacturing
First Lien Debt (j)(az)		(S + 5.00%) / (2.00%)	8.68%/0.00%	10/1/2024	10/1/2029	5,531	5,495	5,531
Common Equity (75,000 units)				10/1/2024			750	631
							6,245	6,162	1%
Fishbowl Solutions, LLC	Information Technology Services
First Lien Debt (y)		(S + 6.88%) / (1.00%)	10.61%/0.00%	3/25/2022	7/20/2029	22,894	22,864	22,894
First Lien Debt (y)		(S + 6.88%) / (1.00%)	10.61%/0.00%	12/27/2024	7/20/2029	12,168	12,163	12,168
							35,027	35,062	5%
Fraser Steel LLC	Component Manufacturing
First Lien Debt (bm)		(S + 6.00%) / (2.00%)	9.75%/0.00%	11/5/2025	2/5/2030	13,357	13,306	13,357
Common Equity (500,000 units) (h)				2/5/2025			500	479
							13,806	13,836	2%
Fumex, LLC	Industrial Product Services
First Lien Debt (j)(ar)		(S + 4.75%) / (1.00%)	8.49%/0.00%	11/27/2024	5/27/2030	7,000	6,967	7,000
Common Equity (3,805 units) (h)				11/27/2024			383	370
							7,350	7,370	1%
Gap Intelligence Acquisition, LLC (dba OpenBrand)	Information Technology Services
First Lien Debt (bq)			12.50%/0.00%	1/28/2026	7/31/2031	12,000	11,940	12,000
First Lien Debt (j)(bq)			12.50%/0.00%	7/31/2026	7/31/2031	6,000	5,968	6,000
Preferred Equity (1,122 units)				1/28/2026			1,171	1,214
Common Equity (1,122 units)				1/28/2026			9	—
							19,088	19,214	3%
Global Plasma Solutions, Inc.	Component Manufacturing
Common Equity (601 shares)				2/1/2024			162	299
Common Equity (1,705 shares)				9/21/2018			188	80
							350	379	0%
GMP HVAC, LLC (dba McGee Heating & Air, LLC)	Utilities: Services
First Lien Debt (j)(bb)		(S + 6.50%) / (2.00%)	10.23%/0.00%	12/8/2023	12/8/2028	29,460	29,295	29,460
First Lien Debt ($3,066 unfunded commitment) (i)(bb)		(S + 6.50%) / (2.00%)	10.23%/0.00%	6/11/2026	12/8/2028	525	496	525
Preferred Equity (1,366 units) (h)				12/8/2023			1,406	2,002
							31,197	31,987	4%
GPS Insight, Inc.	Information Technology Services
First Lien Debt (av)		(S + 5.58%) / (1.00%)	9.80%/0.00%	10/17/2025	5/18/2028	22,960	22,887	22,960	3%

Green Cubes Technology, LLC (dba Green Cubes)	Component Manufacturing
First Lien Debt (j)(ax)		(S + 7.50%) / (2.00%)	11.25%/0.00%	10/16/2024	10/16/2029	22,500	22,331	22,500	3%

Haematologic Technologies, Inc.	Healthcare Services
Common Equity (630 units) (h)				10/11/2019			630	—
Common Equity (169 units) (h)				6/26/2023			169	28
							799	28	0%
Hallmark Health Care Solutions, Inc.	Information Technology Services
Common Equity (3,645,752 units)				9/18/2023			3,646	423	0%

Hub Acquisition Sub, LLC (dba Hub Pen)	Promotional products
Second Lien Debt			11.50%/1.25%	4/25/2023	6/30/2028	25,359	25,239	25,360
Common Equity (5,837 units)				3/23/2016			—	1,479
Common Equity (637 units)				8/7/2023			102	161
Preferred Equity (868 units)				10/16/2020			154	482
							25,495	27,482	4%
IBH Holdings, LLC (fka Inflexxion, Inc.)	Business Services
Common Equity (150,000 units)				6/20/2018			—	—	0%

InductiveHealth Informatics, LLC	Information Technology Services
First Lien Debt (j)(o)		(S + 6.75%) / (2.00%)	10.50%/0.00%	1/12/2026	9/20/2028	35,808	35,717	35,809
Preferred Equity (367 units)				9/20/2024			179	228
Common Equity (1,361 units)				9/20/2024			—	—

							35,896	36,037	5%
Info Tech Operating, LLC (dba infotech)	Information Technology Services
First Lien Debt (bd)		(S + 4.88%) / (2.00%)	8.96%/0.00%	3/31/2025	3/31/2030	18,000	17,902	18,000	2%

Informatics Holdings, Inc. (dba Wasp Barcode Technologies)	Information Technology Services
First Lien Debt (j)(v)		(S + 7.00%) / (2.50%)	10.73%/0.00%	5/1/2024	3/7/2029	8,777	8,769	8,777
Preferred Equity (1,000,000 units)				3/7/2024			1,000	309
							9,769	9,086	1%
ISI PSG Holdings, LLC (dba Incentive Solutions, Inc.)	Business Services
First Lien Debt (j)(aj)		(S + 7.50%) / (0.50%)	11.38%/0.00%	4/5/2021	12/31/2027	8,627	8,627	8,627
First Lien Debt (an)		(S + 7.50%) / (0.50%)	7.79%/0.00%	6/30/2021	12/31/2027	8,829	8,829	8,828
Common Equity (256,964 units) (h)				4/5/2021			500	138
							17,956	17,593	2%
Janus Health Technologies, Inc.	Information Technology Services
Preferred Equity (68,361 units)				1/3/2024			1,500	568	0%

Jumo Health, Inc.	Healthcare Services
First Lien Debt (j)(aw)		(S + 6.00%) / (2.00%)	9.75%/0.00%	8/16/2024	8/16/2029	5,541	5,500	5,541
Common Equity (1,359 shares)				8/16/2024			—	—
Preferred Equity (1,359 shares)				8/16/2024			750	514
							6,250	6,055	1%
KG Lawn Care, Inc. (dba King Green)	Consumer Services
First Lien Debt (bo)		(S + 5.50%) / (2.00%)	9.25%/0.00%	1/23/2026	11/26/2030	15,700	15,611	15,700
Common Equity (64 Units)				11/26/2025			650	642
							16,261	16,342	2%
The Kyjen Company, LLC (dba Outward Hound)	Consumer Products
Common Equity (855 shares)				12/8/2017			933	—	0%

Laboratory Testing, LLC	Business Services
First Lien Debt		(S + 5.00%) / (2.00%)	8.73%/0.00%	4/15/2025	4/15/2030	9,497	9,464	9,497
Revolving Loan ($3,427 unfunded commitment) (i)		(S + 5.00%) / (2.00%)	8.73%/0.00%	4/15/2025	4/15/2030	573	561	573
Common Equity (3,881 units) (h)				4/15/2025			388	552
Preferred Equity (3,619 units) (h)				4/15/2025			362	819
							10,775	11,441	1%
Level Education Group, LLC (dba CE4Less)	Business Services
First Lien Debt (ak)		(S + 5.25%) / (2.00%)	9.26%/0.00%	4/1/2021	9/30/2030	12,251	12,184	12,251
Common Equity (1,000,000 units)				4/1/2021			934	3,354
							13,118	15,605	2%
LifeSpan Biosciences, Inc.	Healthcare Products
Subordinated Debt			11.50%/0.00%	3/19/2021	4/7/2028	16,000	15,986	14,723
Common Equity (108 shares)				6/7/2024			595	413
							16,581	15,136	2%
Mayesh Wholesale Florist, LLC	Specialty Distribution
First Lien Debt (j)(be)		(S + 6.00%) / (2.00%)	9.75%/0.00%	3/18/2025	3/18/2030	10,500	10,415	10,500
First Lien Debt (be)		(S + 6.00%) / (2.00%)	9.75%/0.00%	3/18/2025	3/18/2030	1,500	1,496	1,500
Preferred Equity (500,000 units) (h)				3/18/2025			500	660
							12,411	12,660	2%
MBS Opco, LLC (dba Marketron)	Information Technology Services
First Lien Debt		(S + 8.50%) / (1.50%)	12.49%/0.00%	9/29/2022	12/11/2026	27,000	27,000	27,000	4%

MDME Holding Corp.	Healthcare Products
First Lien Debt		(S + 6.25%) / (1.00%)	10.47%/0.00%	8/31/2023	8/3/2027	12,140	12,118	11,011
Common Equity (5,149 units)				9/18/2023			—	—
Preferred Equity (12,500 units)				9/18/2023			1,250	—
Preferred Equity (713 units)				7/1/2025			71	—
							13,439	11,011	1%
MRC Drake Buyer LLC	Component Manufacturing
First Lien Debt (j)(p)		(S + 6.50%) / (2.00%)	10.23%/0.00%	3/13/2026	3/13/2031	5,625	5,587	5,625
Common Equity (750,000 units)				3/13/2026			—	—
Preferred Equity (750,000 units)				3/13/2026			750	943
							6,337	6,568	1%
National OnDemand, Inc.	Telecommunication Services
First Lien Debt (bp)		(S + 6.00%) / (2.00%)	9.73%/0.00%	6/30/2026	6/30/2030	15,438	15,221	15,221	2%

NWS Technologies, LLC	Utilities: Services
First Lien Debt (u)		(S + 7.50%) / (2.50%)	11.23%/0.00%	6/20/2023	6/16/2028	19,373	19,278	19,373
Common Equity (2 units) (h)				6/20/2023			2,446	2,042
Preferred Equity (0.375 units) (h)				6/20/2023			375	460
							22,099	21,875	3%
OnePath Systems, LLC (n)	Information Technology Services
Common Equity (732,542 shares)				9/30/2022			—	—	0%

Onsight Industries, LLC	Component Manufacturing
First Lien Debt (j)(bf)		(S + 5.50%) / (1.50%)	9.23%/0.00%	3/27/2025	1/7/2030	8,913	8,892	8,913

Common Equity (380,000 units) (h)				1/7/2025			380	255
							9,272	9,168	1%
Palmetto Moon, LLC	Retail
Common Equity (499 units)				11/3/2016			—	2,198	0%

PayEntry Financial Services, Inc. (dba Payentry)	Information Technology Services
Second Lien Debt (bg)			10.50%/1.75%	3/28/2025	9/28/2031	5,700	5,659	5,701
Second Lien Debt			10.50%/1.75%	3/28/2025	9/28/2031	2,918	2,908	2,918
Second Lien Debt ($3,125 unfunded commitment)			10.50%/1.75%	3/28/2025	9/28/2031	—	—	—
Preferred Equity (10,000 units)				3/28/2025			1,000	1,027
							9,567	9,646	1%
Pinnergy, Ltd.	Oil & Gas Services
Subordinated Debt			10.00%/0.00%	6/30/2022	6/30/2027	9,900	9,888	9,869	1%

PowerGrid Services Acquisition, LLC	Utilities: Services
Common Equity (4,490 units) (h)				9/21/2021			—	—
Common Equity (118 units) (h)				7/2/2025			118	8
Common Equity (133 units) (h)				7/2/2025			133	9
							251	17	0%
Prime AE Group, Inc.	Business Services
Preferred Equity (900,000 shares)				11/25/2019			900	343	0%

Pronto Plumbing & Drain, Inc.	Utilities: Services
First Lien Debt		(S + 7.00%) / (2.00%)	10.73%/0.00%	5/22/2025	5/22/2030	15,351	15,217	15,351
Revolving Loan ($500 unfunded commitment)(i)		(S + 7.00%) / (2.00%)	10.73%/0.00%	5/22/2025	5/22/2030	—	(4)	—
Common Equity (Units N/A) (h)				5/22/2025			914	922
							16,127	16,273	2%
Puget Collision, LLC	Retail
First Lien Debt		(S + 5.00%) / (0.75%)	9.07%/0.00%	10/3/2025	10/3/2030	12,438	12,375	12,184
Common Equity (310 units) (h)				1/4/2024			810	824
							13,185	13,008	2%
PureCars Technologies, LLC	Information Technology Services
First Lien Debt (k)(ac)		(S + 6.63%) / (2.00%)	10.38%/0.00%	4/8/2026	4/8/2029	21,500	21,229	21,229	3%

QED Technologies International, Inc.	Component Manufacturing
First Lien Debt (q)		(S + 4.75%) / (1.50%)	8.98%0.00%	3/1/2023	3/1/2028	15,551	15,514	15,551
First Lien Debt (j)(q)		(S + 4.75%) / (1.50%)	8.98%0.00%	5/30/2025	3/1/2028	2,103	2,069	2,103
Common Equity (140 shares)				2/28/2023			1,401	4,412
							18,984	22,066	3%
Quest Software US Holdings Inc.	Information Technology Services
First Lien Debt		(S + 1.00%) / (0.50%)	4.82%/6.75%	8/11/2025	2/1/2030	18,619	18,619	10,224	1%

R1 Holdings, LLC (dba RoadOne IntermodaLogistics)	Transportation services
First Lien Debt (j)		(S + 6.75%) / (1.00%)	10.57%/0.00%	12/30/2022	12/30/2028	6,167	6,071	6,167
Subordinated Debt			0.00%/15.75%	12/30/2022	6/30/2029	1,691	1,671	1,625
Common Equity (280,000 units)				12/30/2022			280	80
							8,022	7,872	1%
R.F. Fager Company LLC	Specialty Distribution
Second Lien Debt			12.75%/0.00%	3/4/2024	8/4/2030	18,000	17,939	18,000
Common Equity (12,500 units) (h)				3/4/2024			1,250	1,419
							19,189	19,419	3%
Sales Rabbit, Inc.	Information Technology Services
First Lien Debt			12.00%/2.00%	12/23/2025	12/23/2030	26,615	26,375	26,599	3%

ServicePower, Inc.	Information Technology Services
First Lien Debt (k)(as)			10.50%/5.50%	3/15/2024	3/15/2028	31,433	31,296	31,433
First Lien Debt (ba)			8.25%/0.00%	6/6/2025	3/15/2028	5	5	5
							31,301	31,438	4%
SES Investors, LLC (dba SES Foam) (n)	Building Products Manufacturing
Common Equity (6,000 units) (h)				9/8/2016			—	—	0%

Sogno Toscano LLC	Specialty Distribution
First Lien Debt (bi)		(S + 5.50%) / (2.00%)	9.57%/0.00%	7/2/2025	4/24/2031	12,750	12,676	12,750
Preferred Equity (6 units)				7/2/2025			4,250	7,650
							16,926	20,400	3%
Tedia Company, LLC	Healthcare Products
First Lien Debt (j)		(S + 7.75%) / (1.00%)	11.74%/0.00%	3/4/2022	3/4/2027	14,100	14,093	14,100
Revolving Loan ($1,750 unfunded commitment) (i)		(S + 7.75%) / (1.00%)	11.74%/0.00%	3/4/2022	3/4/2027	500	498	500
Subordinated Debt			10.00%/4.50%	3/4/2022	9/4/2027	3,460	3,457	4,631
Preferred Equity (1,000 units) (h)				3/4/2022			1,000	1,265
							19,048	20,496	3%
Thrust Flight LLC	Business Services
First Lien Debt (j)(au)		(S + 5.75%) / (2.00%)	9.50%/0.00%	9/9/2024	9/9/2029	12,586	12,520	12,447

First Lien Debt ($1,818 unfunded commitment)(i)(au)		(S + 5.75%) / (2.00%)	9.50%/0.00%	9/9/2024	9/9/2029	—	—	—
Subordinated Debt (j)			10.00%/5.00%	12/11/2025	3/9/2030	1,584	1,560	1,454
Common Equity (1,050,000 units) (h)				9/9/2024			1,050	309
							15,130	14,210	2%
True Environmental Inc.	Business Services
Common Equity (397,026 units) (h)				5/12/2025			585	471	0%

UBEO, LLC	Business Services
Common Equity (705,000 units) (h)				4/3/2018			610	1,907	0%

United Biologics, LLC	Healthcare Services
Preferred Equity (98,377 units) (h)				4/1/2012			891	—
Warrant (57,469 units) (m)				3/5/2012			564	—
							1,455	—	0%
USG AS Holdings, LLC (n)	Utilities: Services
Common Equity (Units N/A)				2/21/2023			—	—	0%

Virginia Tile Company, LLC (n)	Specialty Distribution
Common Equity (Units N/A)				12/19/2014			—	—	0%

VMS MSO, LLC (dba Vytal Health Partners)	Healthcare Services
First Lien Debt			13.75%/0.00%	12/18/2025	12/18/2030	14,250	14,185	14,536
Revolving Loan ($1,500 unfunded commitment)(i)			13.75%/0.00%	12/18/2025	12/18/2030	—	(6)	—
							14,179	14,536	2%
W50 Holdings, LLC	Business Services
Subordinated Debt			11.50%/0.00%	3/22/2024	3/24/2031	10,762	10,661	10,761
Preferred Equity (Units N/A) ($100 unfunded commitment)				3/21/2024			900	1,036
							11,561	11,797	2%
Waterworks Solutions Acquisition, Inc. (dba CITCO Water)	Specialty Distribution
First Lien Debt ($2,450 unfunded commitment)(bh)		(S + 4.75%) / (2.00%)	8.50%/0.00%	12/26/2025	12/26/2030	26,422	26,270	26,422	3%

White Label Communication, LLC	Information Technology Services
First Lien Debt (j)(ab)		(S + 5.25%) / (1.00%)	9.00%/0.00%	6/30/2025	6/30/2030	24,400	24,286	23,835
Common Equity (536 units) (h)				10/11/2023			—	—
Preferred Equity (5,000 units) (h)				10/11/2023			500	400
							24,786	24,235	3%
Wonderware Holdings, LLC (dba CORE Business Technologies)	Information Technology Services
First Lien Debt (z)		(S + 5.00%) / (2.00%)	8.68%/0.00%	2/10/2021	5/14/2028	8,316	8,316	8,316	1%

World Tours LLC	Consumer Services
First Lien Debt (ay)		(S + 6.50%) / (2.00%)	10.23%/0.00%	11/13/2024	11/13/2029	5,389	5,361	5,389
Preferred Equity (1,000,000 units) (h)				11/13/2024			1,000	1,071
							6,361	6,460	1%
Worldwide Express Operations, LLC	Transportation services
Common Equity (198 units)				6/2/2026			198	198
Common Equity (644 units)				6/2/2026			644	644
Common Equity (15,105 units)				6/2/2026			44	44
Common Equity (188 units) (h)				6/2/2026			188	188
Common Equity (610 units) (h)				6/2/2026			610	610
Common Equity (14,296 units) (h)				6/2/2026			42	42
							1,726	1,726	0%

Total Non-control/Non-affiliate Investments							$1,299,176	$1,288,997	166%

Total Investments							$1,396,358	$1,435,175	185%

Money market funds (included in cash and cash equivalents)
Goldman Sachs Financial Square Treasury Obligation Institution CUSIP (38141W323) (ad)			3.80%/0.00%				$23,361	$23,361	3%
Total money market funds							$23,361	$23,361	3%
Total Investments and Money Market Funds							$1,419,719	$1,458,536	188%

(a) See Note 3 to the consolidated financial statements for portfolio composition by geographic location.

(b) Equity ownership may be held in shares or units of companies related to the portfolio companies. The Company’s investments are generally classified as “restricted securities”, unless otherwise noted, as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144. As of September 30, 2026, the Company held restricted securities with an aggregate fair value of $1,435,175, or 185% of the Company's net assets.

(c) All debt investments are income producing, unless otherwise indicated. Equity investments are non-income producing unless otherwise noted.

(d) Variable rate investments bear interest at a rate indexed to prime (P) or Secured Overnight Financing Rate (“SOFR”) (S), which are reset monthly, bimonthly, quarterly, or semi-annually. Certain variable rate investments also include a prime or SOFR interest rate floor. For each investment, the Company has provided the spread over the reference rate and the prime or SOFR floor, if any, as of September 30, 2026.

(e) Rate includes the cash interest or dividend rate and paid-in-kind interest or dividend rate, if any, as of September 30, 2026. Generally, payment-in-kind interest can be paid-in-kind or all in cash.

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

(i) The disclosed commitment represents the unfunded amount as of September 30, 2026. The Company is earning 0.50% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate which will be earned if the commitment is funded.

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

(s) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.35% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(w) The disclosed commitment represents the unfunded amount as of September 30, 2026. The Company is earning 0.75% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

(x) The disclosed commitment represents the unfunded amount as of September 30, 2026. The Company is earning 1.00% interest on the unfunded balance of the commitment. The interest rate disclosed represents the rate earned on the outstanding, funded balance of the commitment.

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

(z) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.48% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(aa) The Company sold a participating interest of approximately $4.0 million in aggregate principal amount of the portfolio company’s first lien senior secured term loan. As the transaction did not qualify as a “true sale” in accordance with GAAP, the Company recorded a corresponding secured borrowing in the Consolidated Statements of Assets and Liabilities.

(ab) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.90% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ag) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.87% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ah) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.67% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ao) The investment is treated as a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company can not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. As of September 30, 2026, total non-qualifying assets at fair value represented 1.08% of the Company's total assets calculated in accordance with the 1940 Act.

(ap) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of -0.67% and PIK interest amount of 4.04% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(as) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of 0.34% and PIK interest amount of 0.54% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(au) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.11% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(ax) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 0.98% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(ay) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.96% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(bc) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional cash interest amount of 2.19% and PIK interest amount of 0.73% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(bd) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.02% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(bg) As of September 30, 2026, the Company is earning an incremental 0.60% interest on the outstanding principal balance.

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

(bl) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.07% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

(bq) In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 1.26% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

The Company believes that utilizing both FIC and the SBIC Funds as investment vehicles provides it with access to a broader array of investment opportunities. Given the Company’s access to lower cost capital through the SBA’s SBIC debenture program, the Company expects that it will make investments through active SBIC Funds until the earlier of the end of such fund's investment period, or when the fund reaches its borrowing limit under the SBA program. In May 2026, legislation amending the SBIA Act increased (a) the individual leverage limit from $175,000 to $250,000, subject to SBA approval, and (b) the maximum leverage available for two or more SBICs under common control from $350,000 to $475,000. On September 23, 2026, Fund IV received approval for the increased fund leverage limit of $250,000.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

ASC Topic 740 — Accounting for Uncertainty in Income Taxes (“ASC Topic 740”) provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be respected by the applicable tax authorities. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits included in the income tax provision, if any. There were no material uncertain income tax positions at September 30, 2026 and December 31, 2025. The Company’s tax returns are generally subject to examination by U.S. federal and most state tax authorities for a period of three years from the date the respective returns are filed, and, accordingly, tax years after 2022 remain subject to examination.

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

Earnings and net asset value per share: The earnings per share calculations for the three and nine months ended September 30, 2026 and 2025 are computed utilizing the weighted average shares outstanding for the period. Net asset value per share is calculated using the number of shares outstanding as of the end of the period.

Stock Repurchase Program: The Company has an open market stock repurchase program (the “Stock Repurchase Program”) under which the Company may acquire up to $5,000 of its outstanding common stock. Under the Stock Repurchase Program, the Company may, but is not obligated to, repurchase outstanding common stock in the open market from time to time provided that the Company complies with the prohibitions under its insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by the Company’s management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. Most recently, on November 2, 2026, the Board extended the Stock Repurchase Program through December 31, 2027, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require the Company to repurchase any specific number of shares and the Company cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. The Company did not make any repurchases of common stock during the three and nine months ended September 30, 2026 and 2025. Refer to Note 8. Common Stock for additional information concerning stock repurchases.

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

As of September 30, 2026, the Company had active investments in 99 portfolio companies and residual investments in eight portfolio companies that have sold their underlying operations. The aggregate fair value of the total portfolio was $1,435,175 and the weighted average yield on the Company’s debt investments was 12.6% as of such date. As of September 30, 2026, the Company held equity investments in 85.0% of its portfolio companies and the average fully diluted equity ownership in those portfolio companies was 2.1%.

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

The weighted average yield of the Company’s debt investments is not the same as a return on investment for its stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of all of the Company’s and its subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of September 30, 2026 and December 31, 2025, including accretion of OID and debt investment origination fees, but excluding investments on non-accrual status and investments recorded as a secured borrowing.

Purchases of debt and equity investments for the nine months ended September 30, 2026 and 2025 totaled $268,422 and $284,480, respectively. Proceeds from sales and repayments, including principal, return of capital distributions and realized gains, of portfolio investments for the nine months ended September 30, 2026 and 2025 totaled $164,651 and $203,319, respectively.

Investments by type with corresponding percentage of total portfolio investments consisted of the following:

	Fair Value				Cost
	September 30,		December 31,		September 30,		December 31,
	2026		2025		2026		2025
First Lien Debt(1)	$1,126,907	78.5%	$1,019,063	77.0%	$1,138,538	81.5%	$1,014,497	78.1%
Second Lien Debt	71,674	5.0	68,929	5.2	71,369	5.1	95,576	7.3
Subordinated Debt	77,856	5.4	94,412	7.1	80,106	5.7	95,316	7.3
Equity	158,738	11.1	142,111	10.7	105,528	7.6	93,088	7.2
Warrants	—	—	238	—	817	0.1	817	0.1
Total	$1,435,175	100.0%	$1,324,753	100.0%	$1,396,358	100.0%	$1,299,294	100.0%

(1)

Includes unitranche investments, which account for 53.3% and 55.0% of the Company's portfolio on a fair value and cost basis as of September 30, 2026, respectively. Includes unitranche investments, which account for 48.3% and 49.3% of the Company's portfolio on a fair value and cost basis as of December 31, 2025, respectively.

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Fair Value				Cost
	September 30,		December 31,		September 30,		December 31,
	2026		2025		2026		2025
United States
Midwest	$190,252	13.3%	$162,362	12.3%	$137,054	9.8%	$114,396	8.8%
Southeast	433,611	30.2	387,245	29.1	425,472	30.5	379,889	29.3
Northeast	265,679	18.5	263,070	19.9	265,500	19.0	262,718	20.2
West	227,856	15.9	213,090	16.1	245,626	17.6	232,829	17.9
Southwest	301,588	21.0	282,971	21.4	306,671	22.0	293,590	22.6
Canada	16,189	1.1	16,015	1.2	16,035	1.1	15,872	1.2
Total	$1,435,175	100.0%	$1,324,753	100.0%	$1,396,358	100.0%	$1,299,294	100.0%

The following table shows portfolio composition by type and by geographic region at fair value as a percentage of net assets.

By Type			By Geographic Region
	September 30,	December 31,		September 30,	December 31,
	2026	2025		2026	2025
First Lien Debt	145.5%	137.4%	United States
Second Lien Debt	9.3	9.3	Midwest	24.6%	21.9%
Subordinated Debt	10.0	12.7	Southeast	56.0	52.2
Equity	20.5	19.2	Northeast	34.3	35.5
Warrants	—	—	West	29.4	28.7
Total	185.3%	178.6%	Southwest	38.9	38.1
			Canada	2.1	2.2
			Total	185.3%	178.6%

As of September 30, 2026 and December 31, 2025, the Company had no portfolio company investments that represented more than 10% of the total investment portfolio on a fair value or cost basis. As of September 30, 2026 and December 31, 2025, the Company had no investments that exceeded 5% of total assets.

As of September 30, 2026 the Company had no debt investments on non-accrual status. As of December 31, 2025, the Company had debt investments in two portfolio companies on non-accrual status.

	September 30, 2026				December 31, 2025
	Fair				Fair
Portfolio Company	Value		Cost		Value	Cost
Suited Connector LLC	$—	(1)	$—	(1)	$1,476	$15,934
Virtex Enterprises, LP	—	(1)	—	(1)	208	11,214
Total	$—		$—		$1,684	$27,148

(1) The Company exited its debt investment in such portfolio company and did not hold such investment as of September 30, 2026.

Consolidated Schedule of Investments In and Advances To Affiliates

The table below represents the fair value of control and affiliate investments as of December 31, 2025 and any additions and reductions made to such investments during the nine months ended September 30, 2026, the ending fair value as of September 30, 2026, and the total investment income earned on such investments during the period.

						Nine Months Ended September 30, 2026
Portfolio Company (1)	September 30, 2026 Principal Amount - Debt Investments	December 31, 2025 Fair Value	Gross Additions (2)	Gross Reductions (3)	September 30, 2026 Fair Value	Net Realized Gains (Losses) (4)	Net Change in Unrealized Appreciation (Depreciation)	Interest Income	Payment-in-kind Interest Income	Dividend Income	Fee Income
Control Investments
US GreenFiber, LLC	$—	$—	$120	$(120)	$—	$(120)	$—	$—	$—	$—	$—
Total Control Investments	$—	$—	$120	$(120)	$—	$(120)	$—	$—	$—	$—	$—
Affiliate Investments
Applegate Greenfiber Intermediate Inc. (fka US GreenFiber, LLC)	$9,602	$26,487	$—	$(1,607)	$24,880	$—	$(1,607)	$801	$—	$—	$—
CP Communications, LLC	5,623	6,432	401	(238)	6,595	—	394	723	—	—	8
Medsurant Holdings, LLC	—	308	1,189	(1,497)	—	1,189	(307)	—	—	—	—
Netbase Solutions, Inc. (dba Netbase Quid) (5)	11,615	—	25,046	(8,005)	17,041	—	(2,533)	321	182	—	—
Pfanstiehl, Inc.	—	40,995	5,829	—	46,824	—	5,829	—	—	557	—
PIPCO, LLC	8,955	9,699	413	(44)	10,068	—	390	705	—	—	13
Spectra A&D Acquisition, Inc. (fka FDS Avionics Corp.)	28,435	31,197	1,514	—	32,711	—	1,486	2,531	—	—	35
Steward Holding LLC (dba Steward Advanced Materials)	—	3,897	3,093	(1,001)	5,989	—	3,093	—	—	—	—
Suited Connector LLC (5)	—	—	2,070	—	2,070	—	54	—	—	—	—
Total Affiliate Investments	$64,230	$119,015	$39,555	$(12,392)	$146,178	$1,189	$6,799	$5,081	$182	$557	$56

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
(5)
Portfolio company was transferred to Affiliate investments from Non-control/Non-affiliate investments during the nine months ended September 30, 2026.

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

An investment’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s investment portfolio is comprised entirely of debt and equity securities of privately held companies for which quoted prices falling within the categories of Level 1 and Level 2 inputs are not available, with the exception of money market funds, which are valued using Level 1 inputs as of September 30, 2026. Therefore, the Company values such portfolio investments at fair value, as determined in good faith by the Board, using Level 3 inputs with the exception of money market funds that were valued using Level 1 inputs as of September 30, 2026. The degree of judgment exercised by the Board in determining fair value is greatest for investments classified as Level 3 inputs. Due to the inherent uncertainty of determining the fair values of investments that do not have readily available market quotations, the Board’s estimate of fair values may differ significantly from the values that would have been used had a ready market for the securities existed, and those differences may be material. In addition, changes in the market environment, portfolio company performance and other events that may occur over the lives of the investments may cause the amounts ultimately realized on these investments to be materially different than the valuations currently assigned.

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

The Board consulted with the independent third-party valuation firm(s) in arriving at our determination of fair value for 19 and 21 of our portfolio company investments representing 26.8% and 26.7% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended September 30, 2026 and December 31, 2025, respectively) as of September 30, 2026 and December 31, 2025, respectively.

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

The following tables present fair value measurements of investments by major class according to the fair value hierarchy:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$1,126,907	$1,126,907
Second Lien Debt	—	—	71,674	71,674
Subordinated Debt	—	—	77,856	77,856
Equity	—	—	158,738	158,738
Warrants	—	—	—	—
Money Market Funds	23,361	—	—	23,361
Total	$23,361	$—	$1,435,175	$1,458,536

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First Lien Debt	$—	$—	$1,019,063	$1,019,063
Second Lien Debt	—	—	68,929	68,929
Subordinated Debt	—	—	94,412	94,412
Equity	—	—	142,111	142,111
Warrants	—	—	238	238
Money Market Funds	68,974	—	—	68,974
Total	$68,974	$—	$1,324,753	$1,393,727

The Company reviews the fair value hierarchy classifications on a quarterly basis. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

reclassifications occur. There were no transfers among Levels 1, 2, and 3 during the nine months ended September 30, 2026 and 2025.

The following tables present a reconciliation of the beginning and ending balances for fair valued investments measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2026 and 2025:

	First Lien	Second Lien	Subordinated
	Debt	Debt	Debt	Equity	Warrants	Total
Balance, December 31, 2024	$718,120	$83,543	$142,839	$138,371	$7,633	$1,090,506
Net realized gains (losses) on investments	(14,498)	—	—	11,214	8,116	4,832
Net change in unrealized appreciation (depreciation) on investments	23,929	(7,381)	(470)	(2,876)	(5,193)	8,009
Purchase of investments	256,210	13,600	—	14,545	125	284,480
Proceeds from sales and repayments of investments	(137,539)	—	(37,246)	(18,160)	(10,374)	(203,319)
Interest and dividend income paid-in-kind	3,348	2,158	2,378	—	—	7,884
Proceeds from loan origination fees	(1,667)	(90)	—	—	—	(1,757)
Accretion of loan origination fees	1,726	82	199	—	—	2,007
Accretion of original issue discount	101	—	5	—	—	106
Transfers by type	9,645	(9,645)	—	—	—	—
Balance, September 30, 2025	$859,375	$82,267	$107,705	$143,094	$307	$1,192,748
Balance, December 31, 2025	$1,019,063	$68,929	$94,412	$142,111	$238	$1,324,753
Net realized gains (losses) on investments	—	(25,940)	(89)	8,448	920	(16,661)
Net change in unrealized appreciation (depreciation) on investments	(16,198)	26,953	(1,346)	4,187	(238)	13,358
Purchase of investments	252,655	1	190	15,576	—	268,422
Proceeds from sales and repayments of investments	(134,314)	(901)	(16,932)	(11,584)	(920)	(164,651)
Interest and dividend income paid-in-kind	5,602	2,553	1,522	—	—	9,677
Proceeds from loan origination fees	(1,725)	—	(4)	—	—	(1,729)
Accretion of loan origination fees	1,783	79	98	—	—	1,960
Accretion of original issue discount	41	—	5	—	—	46
Balance, September 30, 2026	$1,126,907	$71,674	$77,856	$158,738	$—	$1,435,175

Net change in unrealized appreciation/(depreciation) of $(656) and $(6,039) for the three and nine months ended September 30, 2026 was attributable to Level 3 investments held at September 30, 2026. Net change in unrealized appreciation/(depreciation) of $(521) and $(6,578) for the three and nine months ended September 30, 2025 was attributable to Level 3 investments held at September 30, 2025.

The following tables summarize the significant unobservable inputs by valuation technique used to determine the fair value of the Company’s Level 3 debt and equity investments as of September 30, 2026 and December 31, 2025. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	Fair Value at	Valuation	Unobservable	Range
	September 30, 2026	Techniques	Inputs	(weighted average)(1)
Debt investments:
First Lien Debt	$1,066,888	Discounted cash flow	Weighted average cost of capital	6.9% - 48.7% (13.6%)
	60,019	Enterprise value waterfall	EBITDA multiples	7.0x - 10.0x (9.5x)

Second Lien Debt	71,674	Discounted cash flow	Weighted average cost of capital	12.8% - 22.5% (15.8%)

Subordinated Debt	77,856	Discounted cash flow	Weighted average cost of capital	11.0% - 54.6% (17.3%)

Equity investments:
Equity	145,629	Enterprise value waterfall	EBITDA multiples	3.0x - 18.0x (10.2x)
	13,109	Enterprise value waterfall	Revenue multiples	1.1x - 7.5x (4.0x)

Warrants	—	Enterprise value waterfall	Revenue multiples	1.1x - 1.1x (1.1x)

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

The following tables summarize the carrying value and fair value of the Company’s debt obligations as of September 30, 2026 and December 31, 2025.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	September 30, 2026(5)		December 31, 2025(5)
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
SBA debentures (2)	$289,500	$289,500	$237,500	$237,500
SPV Credit Facility borrowings (3)	92,250	92,250	83,850	83,850
November 2026 Notes (4)	—	—	125,000	120,455
March 2030 Notes (4)	200,000	193,695	200,000	191,957
June 2029 Notes (4)	120,000	116,869	—	—
Total	$701,750	$692,314	$646,350	$633,762
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
(5)
Totals exclude $10,460 and $12,000 of Secured Borrowings as of September 30, 2026 and December 31, 2025, respectively.

The following table summarizes the inputs used to value the Company’s debt obligations if measured at fair value as of September 30, 2026 and December 31, 2025.

	Fair Value
	September 30,	December 31,
Valuation Inputs	2026	2025
Level 1	$—	$—
Level 2	—	—
Level 3	692,314	633,762
Total	$692,314	$633,762

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

The base management fee is calculated at an annual rate of 1.75% based on the average value of total assets (other than restricted cash and cash or cash equivalents, but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. The Board accepted a voluntary, non-contractual, and unconditional waiver from the Investment Advisor to exclude any investments recorded as secured borrowings as defined under GAAP from the base management fee payable effective April 1, 2021. See Note 6. Debt – Secured Borrowings for more information about the secured borrowings. The base management fee is payable quarterly in arrears. The base management fee under the Investment Advisory Agreement for the three and nine months ended September 30, 2026 was $6,447 and $18,590, respectively, and $5,253 and $15,281 for the three and nine months ended September 30, 2025, respectively. The base management fee waiver for the three and nine months ended September 30, 2026 was $48 and $149, respectively, and $57 and $175 for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026 and December 31, 2025, the base management fee payable (net of the base management fee waiver) was $6,399 and $5,596, respectively.

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

The sum of the calculations above equals the income incentive fee. The income incentive fee is appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the calendar quarter. The income incentive fee for the three and nine months ended September 30, 2026 was $5,027 and $15,508, respectively, and $4,371 and $13,819 for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026 and December 31, 2025, the income incentive fee payable was $5,027 and $4,721, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

The second part of the incentive fee is a capital gains incentive fee that is determined and paid in arrears as of the end of each fiscal year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the net capital gains as of the end of the fiscal year. In determining the capital gains incentive fee to be paid in cash to the Investment Advisor, the Company calculates the cumulative aggregate realized capital gains and losses since the Company's IPO on June 24, 2011 (realized capital gains and losses include realized gains and losses on investments, net of income tax provision from realized gains on investments, and realized losses on extinguishment of debt, but excluding income tax (provision) benefit from deemed distribution of long term capital gains), and the aggregate unrealized capital depreciation on investments as of the date of the calculation. At the end of the applicable year, the amount of capital gains that serves as the basis for the calculation of the capital gains incentive fee to be paid equals the cumulative aggregate realized capital gains on investments, less cumulative aggregate tax (provision) benefit on realized gains (losses), less cumulative aggregate realized capital losses on investments, less aggregate unrealized capital depreciation on investments, and less cumulative aggregate realized losses on extinguishment of debt. If this number is positive at the end of such year, then the capital gains incentive fee to be paid in cash for such year equals 20.0% of such amount, less the aggregate amount of any capital gains incentive fees paid in all prior years. As of September 30, 2026 and December 31, 2025, none of the capital gains incentive fee was payable in cash because cumulative aggregate realized capital gains and losses on investments exceeded aggregate unrealized capital depreciation on investments plus realized losses on extinguishment of debt. The aggregate amount of capital gains incentive fees paid from the IPO through September 30, 2026 was $17,577.

In addition, the Company accrues, but does not pay in cash, a capital gains incentive fee in connection with any unrealized capital appreciation on investments, as applicable. If, on a cumulative basis, the sum of (i) net realized gains/(losses) on investments, net of income tax (provision) benefit from realized gains on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt decreases during a period, the Company will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 20.0% of the sum of (i) net realized gains/(losses) on investments, net of income tax (provision) benefit from realized gains on investments plus (ii) net unrealized appreciation/(depreciation) on investments plus (iii) realized losses on extinguishment of debt. The capital gains incentive fee accrued (reversed) during the three and nine months ended September 30, 2026 was $(162) and $(860), respectively, and $354 and $1,972 for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026 and December 31, 2025, the accrued capital gains incentive fee payable was $15,554 and $16,414, respectively.

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

Administration Agreement: The Company also entered into an administration agreement (the “Administration Agreement”) with the Investment Advisor. Most recently, on June 10, 2026, the Board approved the renewal of the Administration Agreement for the period from June 20, 2026 through June 20, 2027. Under the Administration Agreement, the Investment Advisor furnishes the Company with office facilities and equipment, provides clerical, bookkeeping, and record keeping services at such facilities and provides the Company with other administrative services necessary to conduct its day-to-day operations. The Company reimburses the Investment Advisor for the allocable portion of overhead expenses incurred in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Investment Advisor also provides managerial assistance to those portfolio companies on the Company's behalf to those portfolio companies that have accepted the Company's offer to provide such assistance and the Company reimburses the Investment Advisor for fees and expenses incurred with providing such services. In addition, the Company reimburses the Investment Advisor for fees and expenses incurred while performing due diligence on the Company’s prospective portfolio companies, including “dead deal” expenses. Under the Administration Agreement, administrative service expenses for the three and nine months ended September 30, 2026 was $775 and $2,324, respectively, and $708 and $2,064 for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026 and December 31, 2025, the accrued administrative service expense payable was $887 and $993, respectively.

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

Amounts available to borrow under the SPV Credit Facility are subject to a minimum borrowing/collateral base that applies an advance rate to certain investments held by the SPV. The SPV is subject to limitations with respect to the investments securing the SPV Credit Facility, including, but not limited to, restrictions on sector concentrations, loan size, payment frequency and status and collateral interests, as well as restrictions on portfolio company leverage, which may also affect the borrowing base and therefore amounts available to borrow. The SPV Credit Facility is secured primarily by a pledge of 100% of the equity interest in the SPV held by the Company and the SPV’s assets, which consist of certain bank loans or securities. As of September 30, 2026 and December 31, 2025, the remaining available borrowing base on the SPV Credit Facility was $91,122 and $102,208, respectively.

The Company and the SPV have made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements. These covenants are subject to important limitations and exceptions that are described in the documents governing the SPV Credit Facility. As of September 30, 2026 and December 31, 2025, the Company was in compliance in all material respects with the terms of the SPV Credit Agreement.

SBA debentures: The SBIC Funds use debenture leverage provided through the SBA to fund a portion of its investment purchases.

Under the SBA debenture program, the SBA commits to purchase debentures issued by SBICs; such debentures have 10-year terms with the entire principal balance due at maturity and are guaranteed by the SBA. Interest on SBA debentures is payable semi-annually on March 1 and September 1. As of September 30, 2026 and December 31, 2025, approved and unused SBA debenture commitments were $8,000 and $84,000, respectively. The SBA may limit the amount that may be drawn each year under any SBA debenture commitments, and each issuance of leverage is conditioned on such SBIC Fund’s full compliance, as determined by the SBA, with the terms and conditions under SBA regulations.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

As of September 30, 2026 and December 31, 2025, the Company’s issued and outstanding SBA debentures mature as follows:

Pooling	Maturity	Fixed	September 30,	December 31,
Date (1)	Date	Interest Rate	2026	2025
9/25/2019	9/1/2029	2.377%	$7,500	$7,500
3/25/2020	3/1/2030	2.172	6,000	6,000
9/22/2021	9/1/2031	1.398	11,500	11,500
3/23/2022	3/1/2032	3.209	43,000	43,000
9/21/2022	9/1/2032	4.533	17,500	17,500
3/22/2023	3/1/2033	5.439	—	4,000
3/22/2023	3/1/2033	5.341	3,000	3,000
3/22/2023	3/1/2033	5.341	3,000	3,000
3/22/2023	3/1/2033	5.439	—	5,000
3/22/2023	3/1/2033	5.439	—	5,000
3/22/2023	3/1/2033	5.341	7,000	7,000
3/22/2023	3/1/2033	5.341	2,000	4,000
9/20/2023	9/1/2033	5.861	—	5,000
9/20/2023	9/1/2033	5.735	—	3,000
3/20/2024	3/1/2034	5.082	3,000	3,000
3/20/2024	3/1/2034	5.082	12,000	12,000
3/20/2024	3/1/2034	5.082	2,000	2,000
3/20/2024	3/1/2034	5.082	2,000	2,000
3/20/2024	3/1/2034	5.082	3,000	3,000
3/26/2025	3/1/2035	5.310	19,500	19,500
9/25/2025	9/1/2035	4.879	10,000	10,000
9/25/2025	9/1/2035	4.879	10,000	10,000
3/25/2026 (²)	3/1/2036	4.973	5,000	5,000
3/25/2026 (²)	3/1/2036	4.973	3,500	3,500
3/25/2026 (³)	3/1/2036	4.973	13,000	13,000
3/25/2026 (⁴)	3/1/2036	4.973	30,000	30,000
3/25/2026	3/1/2036	4.973	30,000	—
9/23/2026	9/1/2036	5.801	3,000	—
9/23/2026	9/2/2036	5.801	16,000	—
9/23/2026	9/1/2036	5.801	16,500	—
9/23/2026	9/1/2036	5.801	7,500	—
9/23/2026	9/1/2036	5.801	3,000	—
Total outstanding SBA debentures			$289,500	$237,500

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

On May 29, 2026, the Company closed the private placement of $120,000 in aggregate principal amount of its 6.625% senior unsecured notes due 2029 (the notes initially issued on May 29, 2026, together with the registered notes issued in the exchange offer described below, the “June 2029 Notes”), in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The total net proceeds to the Company from the June 2029 Notes, based on an issue price of 99.45% of par, after deducting the placement agent fee of $1,500 and offering expenses of $350 were approximately $117,490. The June 2029 Notes will mature on June 1, 2029 and bear interest at a rate of 6.625%. Interest on the June 2029 Notes is payable on June 1 and December 1 of each year, beginning December 1, 2026. The June 2029 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option subject to a make whole provision if redeemed before March 1, 2029 (the date falling three months prior to maturity) and at par thereafter.

In connection with the issuance and sale of the June 2029 Notes, the Company entered into a registration rights agreement, dated as of May 29, 2026 (the “Registration Rights Agreement”), with the institutional purchasers (the “Purchasers”). Pursuant to the Registration Rights Agreement, the Company filed with the SEC a registration statement, and, on September 16, 2026, commenced an offer to exchange the June 2029 Notes initially issued in the private placement on May 29, 2026 for a like principal amount of the June 2029 Notes registered under the Securities Act with terms substantially identical to those of the June 2029 Notes issued in the private placement (except for provisions relating to transfer restrictions and payment of additional interest). The offer to exchange the June 2029 Notes expired on October 16, 2026 and was completed promptly thereafter. The Company does not intend to list the June 2029 Notes on any securities exchange or automated dealer quotation system. See Note 11. Subsequent Events, for more information.

Secured Borrowing

As of September 30, 2026 and December 31, 2025, the carrying value of secured borrowings totaled $10,460 and $12,000, respectively, and the fair value of the associated loans included in investments was $10,354 and $11,995, respectively. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets that did not meet the definition of a “participating interest” as defined in ASC 860 (see Note 2. Significant Accounting Policies - Partial loan and equity sales for more information). As a result, sale treatment was not permitted and these partial loan sales were treated as secured borrowings. The weighted average interest rate on our secured borrowings was approximately 7.8% and 7.9% as of September 30, 2026, and December 31, 2025, respectively.

Senior Securities

As of September 30, 2026 and December 31, 2025, the aggregate amount outstanding of the senior securities (including secured borrowings) issued by the Company was $422,710 and $420,850, respectively, for which our asset coverage was 283.2% and 276.3%, respectively. The SBA debentures are excluded from the definition “senior securities” in the asset coverage requirement applicable

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

to the Company under the 1940 Act pursuant to exemptive relief granted to us by the SEC on June 30, 2014. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as the Company’s consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

Interest and Financing Expenses

Interest and fees related to the Company’s debt for the three and nine months ended September 30, 2026 and 2025 which are included in interest and financing expenses on the consolidated statements of operations, were as follows:

	Three Months Ended September 30, 2026
		SPV
	SBA	Credit	Secured
	debentures	Facility	Borrowings	Notes	Total
Stated interest expense	$3,366	$1,805	$244	$5,363	$10,778
Amortization of deferred financing costs	267	170	—	424	861
Total interest and financing expenses	$3,633	$1,975	$244	$5,787	$11,639

	Three Months Ended September 30, 2025
		Revolving
	SBA	Credit	Secured
	debentures	Facility	Borrowings	Notes	Total
Stated interest expense	$2,176	$475	$306	$3,982	$6,939
Amortization of deferred financing costs	205	100	—	405	710
Total interest and financing expenses	$2,381	$575	$306	$4,387	$7,649

	Nine Months Ended September 30, 2026
		SPV
	SBA debentures	Credit Facility	Secured Borrowings	Notes	Total
Stated interest expense	$9,029	$5,114	$751	$15,017	$29,911
Amortization of deferred financing costs	757	504	—	1,199	2,460
Total interest and financing expenses	$9,786	$5,618	$751	$16,216	$32,371
Weighted average stated interest rate, period end	4.592%	6.325%	7.846%	6.703%	5.813%
Effective interest rate (1)	4.956%	6.626%	7.846%	7.239%	6.241%
Unused commitment fee rate, period end	N/A	0.500%	N/A	N/A	N/A

	Nine Months Ended September 30, 2025
		Revolving
	SBA debentures	Credit Facility	Secured Borrowings	Notes	Total
Stated interest expense	$6,167	$2,130	$935	$10,935	$20,167
Amortization of deferred financing costs	601	297	—	1,126	2,024
Total interest and financing expenses	$6,768	$2,427	$935	$12,061	$22,191
Weighted average stated interest rate, period end	4.139%	8.925%	8.242%	4.885%	4.857%
Effective interest rate (1)	4.565%	9.211%	8.242%	5.386%	5.325%
Unused commitment fee rate, period end	N/A	1.092%	N/A	N/A	N/A

(1) The effective interest rate is equal to the weighted average stated interest rate plus the amortization of deferred financing costs.

Realized Losses on Extinguishment of Debt

During the three and nine months ended September 30, 2026, the Company prepaid $17,000 and $24,000 of SBA debentures, which were scheduled to mature in 2033. During the nine months ended September 30, 2026, the Company fully redeemed $125,000 in aggregate principal amount of the November 2026 Notes. During the three and nine months ended September 30, 2025, the Company prepaid $16,500 and $28,500 of SBA debentures, which were scheduled to mature on dates ranging from 2032 to 2033. As a result of the prepayments of the SBA debentures and the full redemption of the November 2026 Notes, the Company recognized realized losses on extinguishment of debt equal to the write-off of the related unamortized deferred financing costs of $268 and $579 during the three and nine months ended September 30, 2026, and $304 and $630 during the three and nine months ended September 30, 2025, respectively.

Deferred Financing Costs

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Deferred financing costs are amortized into interest and financing expenses on the consolidated statements of operations, using the effective interest method, over the term of the respective financing instrument. Deferred financing costs related to the SBA debentures, the SPV Credit Facility, and the Notes as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026				December 31, 2025
		SPV				SPV
	SBA	Credit			SBA	Credit
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
SBA debenture commitment fees	$3,500	$—	$—	$3,500	$3,500	$—	$—	$3,500
SBA debenture leverage fees	8,327	—	—	8,327	6,477	—	—	6,477
SPV Credit Facility upfront fees	—	3,349	—	3,349	—	3,342	—	3,342
Notes underwriting discounts	—	—	5,660	5,660	—	—	8,505	8,505
Notes debt issuance costs	—	—	1,028	1,028	—	—	1,361	1,361
Total deferred financing costs	11,827	3,349	6,688	21,864	9,977	3,342	9,866	23,185
Less: accumulated amortization	(4,176)	(624)	(1,462)	(6,262)	(3,034)	(119)	(5,757)	(8,910)
Unamortized deferred financing costs	$7,651	$2,725	$5,226	$15,602	$6,943	$3,223	$4,109	$14,275

Unamortized deferred financing costs are presented as a direct offset to the SBA debentures, the SPV Credit Facility and the Notes liabilities on the consolidated statements of assets and liabilities. The following table summarizes the outstanding debt net of unamortized deferred financing costs as of September 30, 2026 and December 31, 2025:

	September 30, 2026(1)				December 31, 2025(1)
		SPV				SPV
	SBA	Credit			SBA	Credit
	debentures	Facility	Notes	Total	debentures	Facility	Notes	Total
Outstanding debt	$289,500	$92,250	$320,000	$701,750	$237,500	$83,850	$325,000	$646,350
Less: unamortized deferred financing costs	(7,651)	(2,725)	(5,226)	(15,602)	(6,943)	(3,223)	(4,109)	(14,275)
Debt, net of deferred financing costs	$281,849	$89,525	$314,774	$686,148	$230,557	$80,627	$320,891	$632,075
(1)
Total excludes $10,460 and $12,000 of Secured Borrowings as of September 30, 2026 and December 31, 2025, respectively.

As of September 30, 2026, the Company’s debt liabilities are scheduled to mature as follows (1):

		SPV
	SBA	Credit	Secured
Year	Debentures	Facility (2)	Borrowings	Notes	Total
2027	$—	$—	$10,450	$—	$10,450
2028	—	—	5	—	5
2029	7,500	—	5	120,000	127,505
2030	6,000	92,250	—	200,000	298,250
2031	11,500	—	—	—	11,500
Thereafter	264,500	—	—	—	264,500
Total	$289,500	$92,250	$10,460	$320,000	$712,210

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

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 7. Commitments and Contingencies

Commitments: The Company had outstanding commitments to portfolio companies to fund various undrawn revolving loans, other debt investments and capital commitments totaling $26,013 and $37,181 as of September 30, 2026 and December 31, 2025, respectively. Such outstanding commitments are summarized in the following table:

	September 30, 2026		December 31, 2025
	Total	Unfunded	Total	Unfunded
Portfolio Company - Investment	Commitment	Commitment	Commitment	Commitment
Acendre Midco, Inc. - Revolving Loan	$1,000	$—	$1,000	$—
Acorn VMS Holdco, LP (dba Oakline Holdings) - Revolving Loan	400	400	—	—
Ad Info Parent, Inc. (dba MediaRadar) - Revolving Loan	1,442	1,442	1,442	1,195
Air Burners, Inc. - Common Equity	1,000	200	1,000	200
AmeriWater, LLC - Delayed Draw Term Loan	2,000	2,000	—	—
Axis Medical Technologies LLC (dba MoveMedical) - Revolving Loan	800	800	800	800
BPCP Dcom, Inc. (dba Dumpsters.com, LLC) - First Lien Debt	2,250	2,250	—	—
Bobcat of Connecticut, LLC - Common Equity	250	184	250	250
Detechtion Holdings, LLC - First Lien Debt	1,250	—	1,250	—
Detechtion Holdings, LLC - Revolving Loan	1,000	1,000	1,000	1,000
Enterprise Asset Management FM Purchaser, Inc. (dba MCIM) - First Lien Debt	—	—	3,000	3,000
Fishbowl Solutions, LLC - Revolving Loan	—	—	3,000	3,000
GMP HVAC, LLC (dba McGee Heating & Air, LLC) - Delayed Draw Term Loan	3,591	3,066	—	—
KG Lawn Care, Inc. (dba King Green) - First Lien Debt	—	—	2,500	2,500
Laboratory Testing, LLC - Revolving Loan	4,000	3,427	4,000	3,427
Mayesh Wholesale Florist, LLC - First Lien Debt	—	—	2,000	2,000
NWS Technologies, LLC - First Lien Debt	—	—	1,900	1,140
PayEntry Financial Services, Inc. (dba Payentry) - Second Lien (DDTL B)	1,563	1,563	1,563	1,563
PayEntry Financial Services, Inc. (dba Payentry) - Second Lien (DDTL B)	1,563	1,563	1,563	1,563
PIPCO, LLC - Revolving Loan	—	—	3,000	3,000
Pronto Plumbing & Drain, Inc. - Revolving Loan	500	500	500	500
Tedia Company, LLC - Revolving Loan	2,250	1,750	2,250	1,750
Thrust Flight LLC - First Lien Debt	1,818	1,818	1,818	1,818
True Environmental Inc. - First Lien Debt	—	—	3,375	3,375
VMS MSO, LLC (dba Vytal Health Partners) - Revolving Loan	1,500	1,500	1,500	1,500
W50 Holdings, LLC - Preferred Equity	1,000	100	1,000	100
Waterworks Solutions Acquisition, Inc. (dba CITCO Water) - First Lien Debt	3,500	2,450	3,500	3,500
Total	$32,677	$26,013	$43,211	$37,181

Additional detail for each of the commitments above is provided in the Company’s consolidated schedules of investments. As of September 30, 2026 and December 31, 2025, the Company had sufficient liquidity coverage to satisfy these unfunded commitments. Cash and cash equivalents were $31,246 and $69,995 and available borrowings, subject to borrowing base restrictions, under the SPV Credit Facility were $132,750 and $141,150 as of September 30, 2026 and December 31, 2025, respectively.

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

Equity ATM Program

On November 10, 2022, the Company established the at-the-market program (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through Raymond James & Associates, Inc. and B. Riley Securities, Inc., each as sales agents, shares of the Company’s common stock having an aggregate offering price of up to $50,000. On August 11, 2023, the Company increased the maximum amount of shares to be sold through the ATM Program to $150,000 from $50,000. On February 29, 2024, the Company increased the maximum amount of shares to be sold through the ATM Program to $300,000 from $150,000. On March 2, 2026, the Company increased the maximum amount of shares to be sold through the ATM Program to $400,000 from $300,000. The gross proceeds raised, the related sales agent commissions and the offering expenses, the net proceeds raised, and the average price at which shares were issued under the ATM Program for the nine months ended September 30, 2026 and 2025 are as follows:

		Average		Underwriting
	Number of	Offering	Gross	Fees and	Net
	Shares	Price	Proceeds	Commissions	Proceeds (1)
Nine Months Ended September 30, 2025
January 1, 2025 through March 31, 2025	1,019,812	$20.58	$20,987	$315	$20,672
April 1, 2025 through June 30, 2025	376,625	20.34	7,660	115	7,545
July 1, 2025 through September 30, 2025	933,165	21.31	19,888	299	19,589
Total	2,329,602	$20.83	$48,535	$729	$47,806
Nine Months Ended September 30, 2026
January 1, 2026 through March 31, 2026	—	$—	$—	$—	$—
April 1, 2026 through June 30, 2026	—	—	—	—	—
July 1, 2026 through September 30, 2026	1,816,241	19.85	36,048	541	35,507
Total	$1,816,241	$19.85	$36,048	$541	$35,507

(1) Net proceeds exclude amortization of deferred equity financing costs.

Cumulative to September 30, 2026, the Company has sold 15,116,583 shares of common stock under the ATM Program at a weighted-average price of $19.93, raising $301,273 of gross proceeds. Net proceeds were $297,345 after commissions to the sales agents on shares sold. As of September 30, 2026, the Company had $98,727 available under the ATM Program.

Stock Repurchase Program

As described in Note 2. Significant Accounting Policies, the Company has a Stock Repurchase Program under which the Company may acquire up to $5,000 of its outstanding common stock. The Company did not make any repurchases of common stock during the three and nine months ended September 30, 2026 and 2025.

DRIP Program

The Company did not issue any shares of common stock under the DRIP during the three and nine months ended September 30, 2026. The Company issued 34,803 and 103,614 shares of common stock under the DRIP during the three and nine months ended September 30, 2025, respectively. Refer to Note 9. Dividends and Distributions for additional information regarding the issuance of shares under the DRIP.

The Company had 39,770,605 and 37,954,364 shares of common stock outstanding as of September 30, 2026 and December 31, 2025, respectively.

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 9. Dividends and Distributions

The Company’s dividends and distributions are recorded on the record date. The following table summarizes the dividends paid during the last two fiscal years and for the nine months ended September 30, 2026.

						DRIP				DRIP
Date	Record	Payment	Amount	Total	Cash	Shares		DRIP		Share
Declared	Date	Date	Per Share	Distribution	Distribution	Value		Shares		Issue Price
Year Ended December 31, 2024:
2/13/2024	3/20/2024	3/27/2024	$0.43	$13,513	$13,513	$—	(2)	—	(2)	—
2/13/2024 (1)	3/20/2024	3/27/2024	0.22	6,914	6,914	—	(2)	—	(2)	—
4/29/2024	6/19/2024	6/26/2024	0.43	14,240	13,623	617		31,889		19.36
4/29/2024 (1)	6/19/2024	6/26/2024	0.16	5,299	5,069	230		11,866		19.36
7/29/2024	9/19/2024	9/26/2024	0.43	14,567	14,002	565		28,981		19.50
7/29/2024 (1)	9/19/2024	9/26/2024	0.14	4,743	4,560	183		9,436		19.50
10/28/2024	12/17/2024	12/27/2024	0.43	14,583	14,583	—	(2)	—	(2)	—
10/28/2024 (1)	12/17/2024	12/27/2024	0.18	6,105	6,105	—	(2)	—	(2)	—
			$2.42	$79,964	$78,369	$1,595		82,172
Year Ended December 31, 2025:
2/18/2025	3/20/2025	3/27/2025	$0.43	$14,935	$14,377	$558		28,862		19.33
2/18/2025 (1)	3/20/2025	3/27/2025	0.11	3,820	3,677	143		7,383		19.33
5/5/2025	6/13/2025	6/25/2025	0.43	15,200	14,698	502		25,932		19.39
5/5/2025 (1)	6/13/2025	6/25/2025	0.11	3,888	3,760	128		6,634		19.39
8/4/2025	9/18/2025	9/25/2025	0.43	15,587	15,073	514		26,255		19.57
8/4/2025 (1)	9/18/2025	9/25/2025	0.14	5,074	4,907	167		8,548		19.57
11/3/2025	12/19/2025	12/29/2025	0.43	16,320	16,320	—	(2)	—	(2)	—
11/3/2025 (1)	12/19/2025	12/29/2025	0.07	2,657	2,657	—	(2)	—	(2)	—
			$2.15	$77,481	$75,469	$2,012		103,614
Nine Months Ended September 30, 2026:
2/17/2026	3/20/2026	3/30/2026	$0.43	$16,320	$16,320	$—	(2)	—	(2)	—
2/17/2026 (1)	3/20/2026	3/30/2026	0.09	3,416	3,416	—	(2)	—	(2)	—
5/4/2026	6/16/2026	6/29/2026	0.43	16,320	16,320	—	(2)	—	(2)	—
5/4/2026 (1)	6/16/2026	6/29/2026	0.19	7,212	7,212	—	(2)	—	(2)	—
8/3/2026	9/15/2026	9/29/2026	0.43	17,101	17,101	—	(2)	—	(2)	—
8/3/2026 (1)	9/15/2026	9/29/2026	0.07	2,784	2,784	—	(2)	—	(2)	—
			$1.64	$63,153	$63,153	$—		—

(1)	Supplemental dividend
(2)

Except for the shares issued pursuant to the DRIP as reflected in the table above, as applicable, during the nine months ended September 30, 2026 and the years ended December 31, 2025 and 2024, the Company directed the DRIP plan administrator to repurchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock in lieu of issuing new shares. Accordingly, the Company purchased and reissued shares to satisfy the DRIP obligation as follows:

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Year Ended December 31, 2024:	and Reissued	Per Share	Amount Paid
January 1, 2024 through March 31, 2024	43,050	$19.78	$852
April 1, 2024 through June 30, 2024	—	—	—
July 1, 2024 through September 30, 2024	—	—	—
October 1, 2024 through December 31, 2024	29,537	20.99	620
Total	72,587	$20.28	$1,472

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Year Ended December 31, 2025:	and Reissued	Per Share	Amount Paid
January 1, 2025 through March 31, 2025	—	$—	$—
April 1, 2025 through June 30, 2025	—	—	—
July 1, 2025 through September 30, 2025	—	—	—
October 1, 2025 through December 31, 2025	35,663	19.35	690
Total	35,663	$19.35	$690

	Number of
	Shares	Average
	Purchased	Price Paid	Total
Nine Months Ended September 30, 2026:	and Reissued	Per Share	Amount Paid
January 1, 2026 through March 31, 2026	39,796	$17.29	$688
April 1, 2026 through June 30, 2026	47,006	18.92	889
July 1, 2026 through September 30, 2026	40,090	19.52	783
Total	126,892	$18.60	$2,360

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

Note 10. Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Per share data:
Net asset value at beginning of period	$19.55	$19.33
Net investment income (1)	1.68	1.55
Net realized gain (loss) on investments, net of tax (provision) (1)	(0.45)	0.07
Net unrealized appreciation (depreciation) on investments (1)	0.35	0.23
Realized losses on extinguishment of debt (1)	(0.01)	(0.02)
Total increase from investment operations (1)	1.57	1.83
Accretive (dilutive) effect of share issuances and repurchases	—	0.08
Dividends declared to stockholders	(1.64)	(1.65)
Other (11)	(0.01)	(0.03)
Net asset value at end of period	$19.47	$19.56
Market value at end of period	$19.27	$20.26
Shares outstanding at end of period	39,770,605	36,347,868
Weighted average shares outstanding during the period	38,274,193	34,991,361
Net assets at end of period	$774,410	$711,034
Average net assets (6)	$749,208	$684,232
Ratios to average net assets:
Total expenses (2)(4)(10)	13.0%	11.9%
Net investment income (5)	11.5%	10.6%
Total return based on market value (3)	7.4%	0.4%
Total return based on net asset value (8)	8.0%	9.5%
Portfolio turnover ratio (9)	15.7%	23.6%
Supplemental Data:
Weighted average debt outstanding (7)	$714,476	$531,127
Weighted average debt per share (1)	$18.67	$15.18

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
(7)
Weighted average debt outstanding is calculated based upon the number of days that the total outstanding debt balances, including secured borrowings, are outstanding during the nine months ended September 30, 2026 and 2025.
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
(9)
Annualized.
(10)
The following are schedules of supplemental expense ratios to average net assets:

	Nine Months Ended September 30,
Ratio to average net assets:	2026	2025
Expenses other than incentive fee (4)	10.4%	8.8%
Incentive fee, net of incentive fee waiver (4)(9)	2.6%	3.1%
Total expenses (4)	13.0%	11.9%

FIDUS INVESTMENT CORPORATION

Notes to Consolidated Financial Statements (unaudited)

(in thousands, except shares and per share data)

	Nine Months Ended September 30,
Ratio to average net assets:	2026	2025
Total expenses, before base management fee waiver (4)	13.0%	12.0%
Base management fee waiver (4)(9)	0.0%	(0.1%)
Total expenses (4)	13.0%	11.9%

(11)
Represents the impact of different share amounts used in calculating per share data as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date, or other rounding.

Note 11. Subsequent Events

As noted above, in connection with the issuance and sale of the June 2029 Notes, and pursuant to the Registration Rights Agreement, the Company filed with the SEC a registration statement, and, on September 16, 2026, commenced an offer to exchange the June 2029 Notes initially issued in the private placement on May 29, 2026 for a like principal amount of the June 2029 Notes registered under the Securities Act with terms substantially identical to those of the June 2029 Notes issued in the private placement (except for provisions related to transfer restrictions and payment of additional interest). The offer to exchange the June 2029 Notes expired on October 16, 2026 and closed on October 20, 2026.

In connection with the closing of the offer to exchange the June 2029 Notes, on October 20, 2026, the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (the “Trustee”), entered into the Seventh Supplemental Indenture (the “Seventh Supplemental Indenture”) to the Base Indenture, dated February 2, 2018, by and between the Company and the Trustee (the “Base Indenture” and together with the Seventh Supplemental Indenture, the “Indenture”). Under the Indenture, the terms of the June 2029 Notes registered under the Securities Act are substantially identical to those of the June 2029 Notes initially issued in the private placement. The June 2029 Notes mature on June 1, 2029, unless previously redeemed or repurchased in accordance with their terms. The June 2029 Notes bear interest at a rate of 6.625% per year payable semi-annually in arrears on June 1 and December 1 of each year, beginning December 1, 2026.

On October 23, 2026, the Company issued an additional $8,000 in SBA debentures, which will bear interest at a fixed interim interest rate of 4.987% until the pooling date in December 2026.

On October 30, 2026, the Company invested $25,000 in first lien debt and $1,000 in common equity in CasePoint Solutions, LLC, a leading provider of outsourced court appearance services.

On November 2, 2026, the Board declared a regular quarterly dividend of $0.43 per share and a supplemental dividend of $0.11 per share payable on December 29, 2026, to stockholders of record as of December 18, 2026.

On November 2, 2026, the Company exited its first lien debt investment in Green Cubes Technology, LLC. The Company received payment in full of $22,500 on its first lien debt.

On November 4, 2026, the Company invested $17,600 in first lien debt in SnugZ/USA, LLC, a full-service designer, manufacturer, and decorator of promotional products.

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

Portfolio Composition, Investment Activity and Yield

During the nine months ended September 30, 2026 and 2025, we invested $268.4 million and $284.5 million, respectively, in debt and equity investments including six and twelve new portfolio companies, respectively. During the nine months ended September 30, 2026 and 2025, we received proceeds from sales or repayments, including principal, return of capital dividends and net realized gains (losses), of $164.7 million and $203.3 million, respectively, including an exit of two portfolio companies and five portfolio companies, respectively. The following table summarizes purchases of investments and sales and repayments of investments by type for the nine months ended September 30, 2026 and 2025 (dollars in millions).

	Purchases of Investments				Sales and Repayments of Investments
	Nine months ended September 30,
	2026		2025		2026		2025
First Lien Debt(1)	$252.6	94.1%	$256.2	90.1%	$134.3	81.6%	$137.5	67.6%
Second Lien Debt	—	—	13.6	4.8	1.0	0.6	—	—
Subordinated Debt	0.2	0.1	—	—	16.9	10.3	37.2	18.3
Equity	15.6	5.8	14.6	5.1	11.6	7.0	18.2	9.0
Warrants	—	—	0.1	—	0.9	0.5	10.4	5.1
Total	$268.4	100.0%	$284.5	100.0%	$164.7	100.0%	$203.3	100.0%

(1) For the nine months ended September 30, 2026 and 2025, first lien debt includes unitranche securities, which account for 56.8% and 49.8% of purchases, respectively. For the nine months ended September 30, 2026 and 2025, first lien debt includes unitranche securities, which account for 43.8% and 2.6% of repayments, respectively.

As of September 30, 2026, the fair value of our investment portfolio totaled $1.4 billion and consisted of 99 active portfolio companies and eight portfolio companies that have sold their underlying operations. As of September 30, 2026, 57 portfolio companies’ debt investments bore interest at a variable rate, which represented $909.8 million, or 71.3%, of our debt investment portfolio on a fair value basis, and the remainder of our debt investment portfolio was comprised of fixed-rate investments. Overall, the portfolio had net unrealized appreciation of $38.8 million as of September 30, 2026. As of September 30, 2026, our average active portfolio company investment at amortized cost was $14.1 million, which excludes investments in eight portfolio companies that have sold their underlying operations.

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

The weighted average yield on debt investments as of September 30, 2026 and December 31, 2025 was 12.6% and 12.6%, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yields were computed using the effective interest rates for debt investments at cost as of September 30, 2026 and December 31, 2025, including the accretion of OID and debt investment origination fees, but excluding investments on non-accrual status and investments recorded as a secured borrowing.

The following table shows the portfolio composition by investment type at fair value and cost and as a percentage of total investments (dollars in millions):

	Fair Value				Cost
	September 30,		December 31,		September 30,		December 31,
	2026		2025		2026		2025
First Lien Debt(1)	$1,126.9	78.5%	$1,019.2	77.0%	$1,138.6	81.5%	$1,014.5	78.1%
Second Lien Debt	71.7	5.0	68.9	5.2	71.4	5.1	95.6	7.3
Subordinated Debt	77.9	5.4	94.4	7.1	80.1	5.7	95.3	7.3
Equity	158.7	11.1	142.1	10.7	105.5	7.6	93.1	7.2
Warrants	—	—	0.2	—	0.8	0.1	0.8	0.1
Total	$1,435.2	100.0%	$1,324.8	100.0%	$1,396.4	100.0%	$1,299.3	100.0%

(1) Includes unitranche investments, which account for 53.3% and 55.0% of our portfolio on a fair value and cost basis as of September 30, 2026, respectively. Includes unitranche investments, which account for 48.3% and 49.3% of our portfolio on a fair value and cost basis as of December 31, 2025, respectively.

The following table shows portfolio composition by geographic region at fair value and cost and as a percentage of total investments (dollars in millions). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

	Fair Value				Cost
	September 30,		December 31,		September 30,		December 31,
	2026		2025		2026		2025
United States
Midwest	$190.3	13.3%	$162.4	12.3%	$137.1	9.8%	$114.4	8.8%
Southeast	433.5	30.2	387.2	29.1	425.5	30.5	379.9	29.3
Northeast	265.7	18.5	263.1	19.9	265.5	19.0	262.7	20.2
West	227.9	15.9	213.1	16.1	245.6	17.6	232.8	17.9
Southwest	301.6	21.0	283.0	21.4	306.7	22.0	293.6	22.6
Canada	16.2	1.1	16.0	1.2	16.0	1.1	15.9	1.2
Total	$1,435.2	100.0%	$1,324.8	100.0%	$1,396.4	100.0%	$1,299.3	100.0%

The following table shows the detailed industry composition of our portfolio at fair value and cost as a percentage of total investments:

	Fair Value		Cost
	September 30,	December 31,	September 30,	December 31,
Name	2026	2025	2026	2025
Information Technology Services	36.3%	36.9%	38.6%	39.0%
Business Services	10.4	12.6	10.5	12.5
Specialty Distribution	8.0	6.7	7.9	6.8
Component Manufacturing	7.5	6.5	7.3	7.1
Healthcare Products	6.5	6.6	3.5	3.8
Utilities: Services	5.6	5.5	5.7	5.3
Consumer Services	3.6	3.7	4.1	3.9
Environmental Industries	3.4	2.6	3.6	2.3
Building Products Manufacturing	3.2	3.7	3.3	3.5
Retail	2.9	3.1	2.7	3.0
Aerospace & Defense Manufacturing	2.7	2.6	2.6	2.8
Healthcare Services	2.3	2.9	2.5	3.2
Promotional Products	1.9	2.0	1.8	1.9
Industrial Cleaning & Coatings	1.4	1.2	1.5	1.4
Telecommunication Services	1.0	—	1.1	—
Consumer Products	0.9	0.9	0.9	0.9
Oil & Gas Services	0.7	0.7	0.7	0.8
Transportation Services	0.7	0.7	0.7	0.7
Industrial Product Services	0.5	0.6	0.5	0.6
Utility Equipment Manufacturing	0.5	0.5	0.5	0.5
Total	100.0%	100.0%	100.0%	100.0%

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

The following table shows the distribution of our investments on the 1 to 5 investment rating scale at fair value and cost as of September 30, 2026 and December 31, 2025 (dollars in millions):

	Fair Value				Cost
	September 30,		December 31,		September 30,		December 31,
Investment Rating	2026		2025		2026		2025
1	$170.6	11.9%	$68.6	5.2%	$101.4	7.3%	$7.2	0.6%
2	1,139.8	79.4	1,145.2	86.5	1,126.7	80.6	1,130.8	87.0
3	123.8	8.6	109.2	8.2	148.9	10.7	118.1	9.1
4	1.0	0.1	1.8	0.1	7.9	0.6	21.8	1.7
5	—	—	—	—	11.5	0.8	21.4	1.6
Total	$1,435.2	100.0%	$1,324.8	100.0%	$1,396.4	100.0%	$1,299.3	100.0%

Based on our investment rating system, the weighted average rating of our portfolio as of September 30, 2026 and December 31, 2025 was 2.0 and 2.0, respectively, on a fair value basis and 2.1 and 2.2, respectively, on a cost basis.

Non-Accrual

As of September 30, 2026, we had no debt investments on non-accrual status. As of December 31, 2025, we had debt investments in two portfolio companies on non-accrual status (dollars in millions).

	September 30, 2026				December 31, 2025
	Fair				Fair
Portfolio Company	Value		Cost		Value	Cost
Suited Connector LLC	$—	(1)	$—	(1)	$1.5	$15.9
Virtex Enterprises, LP	—	(1)	—	(1)	0.2	11.2
Total	$—		$—		$1.7	$27.1

(1) The Company exited its debt investment in such portfolio company and did not hold such investment as of September 30, 2026.

Discussion and Analysis of Results of Operations

Comparison of three and nine months ended September 30, 2026 and 2025

Investment Income

Below is a summary of the changes in total investment income for the three months ended September 30, 2026 as compared to the same period in 2025 (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change (1)(2)
Interest income	$39.1	$30.8	$8.3	26.9%
Payment-in-kind interest income	3.1	3.2	(0.1)	(1.9%)
Dividend income	—	1.0	(1.0)	(107.9%)
Fee income	3.0	1.3	1.7	125.9%
Interest on idle funds	0.7	1.0	(0.3)	(17.6%)
Total investment income	$45.9	$37.3	$8.6	23.2%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended September 30, 2026, total investment income was $45.9 million, an increase of $8.6 million or 23.2%, from $37.3 million of total investment income for the three months ended September 30, 2025. As reflected in the table above, the increase is primarily attributable to the following:

•
$8.2 million increase in total interest income (which includes a $(0.1) million decrease in payment-in-kind ("PIK") interest income) resulting from an increase in average debt investment balances, partially offset by a decrease in weighted average yield on debt investment balances outstanding during 2026 as compared to the same period in 2025.

•
$(1.0) million decrease in dividend income due to a decrease in distributions received from equity investments during 2026 as compared to the same period in 2025.
•
$1.7 million increase in fee income resulting from an increase in prepayment and management services fees during 2026 as compared to the same period in 2025.
•
$0.3 million decrease in interest on idle funds due to a decrease in average cash balances outstanding during 2026 as compared to the same period in 2025.

Below is a summary of the changes in total investment income for the nine months ended September 30, 2026 as compared to the same period in 2025 (dollars in millions):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change (1)(2)
Interest income	$109.8	$93.3	$16.5	17.7%
Payment-in-kind interest income	9.7	7.9	1.8	22.7%
Dividend income	1.1	2.9	(1.8)	(62.6%)
Fee income	14.0	7.3	6.7	91.3%
Interest on idle funds	2.3	2.3	—	NM
Total investment income	$136.9	$113.7	$23.2	20.4%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the nine months ended September 30, 2026, total investment income was $136.9 million, an increase of $23.2 million or 20.4%, from the $113.7 million of total investment income for the nine months ended September 30, 2025. As reflected in the table above, the increase is primarily attributable to the following:

•
$18.3 million increase in total interest income (which includes a $1.8 million increase in PIK interest income) resulting from an increase in average debt investment balances, partially offset by a decrease in weighted average yield on debt investment balances outstanding during 2026 as compared to the same period in 2025.
•
$1.8 million decrease in dividend income due to a decrease in distributions received from equity investments during 2026 as compared to the same period in 2025.
•
$6.7 million increase in fee income primarily related to a ‘one-time’ fee from a portfolio company debt refinancing, partially offset by a decrease in prepayment and origination fees during 2026 as compared to the same period in 2025.

Expenses

Below is a summary of the changes in total expenses, including income tax provision, for the three months ended September 30, 2026 as compared to the same period in 2025 (dollars in millions, percent change calculated based on underlying dollar amounts in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change (1)(2)
Interest and financing expenses	$11.6	$7.6	$4.0	52.2%
Base management fee	6.5	5.3	1.2	22.7%
Incentive fee - income	5.0	4.3	0.7	15.0%
Incentive fee (reversal) - capital gains	(0.2)	0.4	(0.6)	(145.8%)
Administrative service expenses	0.8	0.7	0.1	9.5%
Professional fees	0.7	0.7	—	NM
Other general and administrative expenses	0.3	0.5	(0.2)	(41.1%)
Total expenses, before base management fee waiver	24.7	19.5	5.2	26.5%
Base management fee waiver	—	—	—	NM
Total expenses, net of base management fee waiver before income tax provision	24.7	19.5	5.2	26.6%
Income tax provision (benefit)	0.1	0.4	(0.3)	(75.4%)
Total expenses, including income tax provision	$24.8	$19.9	$4.9	24.6%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the three months ended September 30, 2026, total expenses, including the base management fee waiver and income tax provision, were $24.8 million, an increase of $4.9 million or 24.6%, from the $19.9 million of total expenses, including the base management fee waiver and income tax provision, for the three months ended September 30, 2025. As reflected in the table above, changes across the periods were primarily attributable to the following:

•
$4.0 million increase in interest and financing expenses due to an increase in the weighted average interest rate of our debt outstanding and an increase in weighted average borrowings outstanding during 2026 as compared to the same period in 2025.
•
$1.2 million net increase in the base management fee, including the base management fee waiver, due to higher average total assets during 2026 as compared to the same period in 2025.
•
$0.7 million increase in the income incentive fee due to a increase in pre-incentive fee net investment income during 2026 as compared to the same period in 2025.
•
$0.6 million decrease in the accrued capital gains incentive fee due to a net $2.6 million decrease in net gain on investments and realized losses on extinguishment of debt during 2026 as compared to the same period in 2025.

Below is a summary of the changes in total expenses, including income tax provision, for the nine months ended September 30, 2026 as compared to the same period in 2025 (dollars in millions):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change (1)(2)
Interest and financing expenses	$32.4	$22.1	$10.3	45.9%
Base management fee	18.6	15.3	3.3	21.7%
Incentive fee - income	15.5	13.8	1.7	12.2%
Incentive fee - capital gains	(0.9)	2.0	(2.9)	(143.6%)
Administrative service expenses	2.3	2.1	0.2	12.6%
Professional fees	3.7	3.0	0.7	24.5%
Other general and administrative expenses	0.8	0.9	(0.1)	(10.4%)
Total expenses, before base management fee waiver	72.4	59.2	13.2	22.4%
Base management fee waiver	(0.1)	(0.2)	0.1	14.9%
Total expenses, before income tax provision	72.3	59.0	13.3	22.5%
Income tax provision (benefit)	0.2	0.5	(0.3)	(62.8%)
Total expenses, including income tax provision	$72.5	$59.5	$13.0	21.8%

(1) NM = Not meaningful

(2) Percent change calculated based on underlying dollar amounts in thousands as presented on the consolidated statements of operations.

For the nine months ended September 30, 2026, total expenses, including the base management fee waiver and income tax provision, were $72.5 million, an increase of $13.0 million or 21.8%, from the $59.5 million of total expenses, including the base management fee waiver and income tax provision, for the nine months ended September 30, 2025. As reflected in the table above, changes across periods were primarily attributable to the following:

•
$10.3 million increase in interest and financing expenses due to an increase in the weighted average interest rate of our debt outstanding and an increase in weighted average borrowings outstanding during 2026 as compared to 2025.
•
$3.4 million net increase in base management fee, including the base management fee waiver, due to higher average total assets during 2026 as compared to 2025.
•
$1.7 million net increase in the income incentive fee due to an increase in pre-incentive fee net investment income during 2026 as compared to the same period in 2025.
•
$2.9 million decrease in the accrued capital gains incentive fee due to a net $(14.2) million decrease in net gain on investments and realized losses on extinguishment of debt during 2026 as compared to the same period in 2025.
•
$0.7 million increase in professional fees due to increased proxy solicitation fees, valuation, audit and tax compliance expenses during 2026 as compared to 2025.

Net Investment Income

Net investment income increased by $3.7 million, or 21.7%, to $21.1 million during the three months ended September 30, 2026 as compared to the same period in 2025, as a result of the $8.6 million increase in total investment income, offset by the $4.9 million increase in total expenses, including base management fee waiver and income tax provision.

Net investment income increased by $10.2 million, or 18.9%, to $64.5 million during the nine months ended September 30, 2026 as compared to the same period in 2025, as a result of the $23.2 million increase in total investment income, partially offset by the $13.0 million increase in total expenses, including base management fee waiver and income tax provision.

Net Gain (Loss) on Investments

For the three and nine months ended September 30, 2026, the total net realized gain/(loss) on investments, before income tax (provision)/benefit, was $(10.9) million and $(16.7) million, respectively. Income tax (provision) benefit from realized gains on investments was zero and $(0.4) million for the three and nine months ended September 30, 2026. We realize a gain/(loss) on our equity investments primarily when we either sell our equity investment or the underlying portfolio company is sold. Realized gains (losses) for the three and nine months ended September 30, 2026 are summarized below (dollars in millions):

		Period Ended September 30, 2026
		Three	Nine
Portfolio Company	Realization Event (1)	Months	Months
Palmetto Moon, LLC	Distributions tax character true-up	0.1	$0.1
USG AS Holdings, LLC	Sale of portfolio company	—	3.8
CIH Intermediate, LLC	Sale of portfolio company	—	3.5
Worldwide Express Operations, LLC	Parital sale of equity investment	—	1.3
Medsurant Holdings, LLC	Escrow distribution	—	1.2
Zonkd, LLC	Exit of portfolio company	—	0.5
US GreenFiber, LLC	Escrow distribution	—	(0.1)
Auto CRM LLC (dba Dealer Holdings)	Parital sale of equity investment	—	(0.2)
Suited Connector LLC	Exit of equity investment	—	(0.9)
Suited Connector LLC	Exchange of debt security	—	(14.9)
Virtex Enterprises, LP	Exit of portfolio company	(11.0)	(11.0)
Net realized gain (loss) on investments		(10.9)	(16.7)
Income tax (provision) benefit from realized gains on investments		—	(0.4)
Net realized gain (loss), net of income tax provision, on investments		$(10.9)	$(17.1)

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

For the three and nine months ended September 30, 2025, the total net realized gain/(loss) on investments, before income tax (provision)/benefit, was $(0.9) million and $4.8 million. Income tax (provision) benefit from realized gains on investments was $(0.4) million and $(2.3) million for the three and nine months ended September 30, 2025. We realize a gain/(loss) on our equity investments primarily when we either sell our equity investment or the underlying portfolio company is sold. Realized gains (losses) for the three and nine months ended September 30, 2025 are summarized below (dollars in millions):

		Period Ended September 30, 2025
		Three	Nine
Portfolio Company	Realization Event (1)	Months	Months
Healthfuse, LLC	Exit of portfolio company	$—	$3.2
Medsurant Holdings, LLC	Sale of portfolio company	1.0	11.0
Rhino Assembly Company, LLC	Escrow distribution	—	0.1
Micronics Filtration Holdings, Inc. (dba Micronics Engineered Filtration Group, Inc.)	Exit of portfolio company	—	6.1
OnePath Systems, LLC	Sale of portfolio company	—	0.2
USG AS Holdings, LLC	Sale of portfolio company	—	0.5
Quantum IR Technologies, LLC	Exit of portfolio company	—	(14.4)
PowerGrid Services Acquisition, LLC	Sale of portfolio company	0.9	0.9
Choice Technology Solutions, LLC (dba Choice Merchant Solutions, LLC)	Sale of portfolio company	(0.5)	(0.5)
Quest Software US Holdings Inc.	Exchange of debt investment	(2.5)	(2.5)
Power Grid Components, Inc.	Escrow distribution	0.2	0.2
Net realized gain (loss) on investments		(0.9)	4.8
Income tax (provision) benefit from realized gains on investments		(0.4)	(2.3)
Net realized gain (loss), net of income tax provision, on investments		$(1.3)	$2.5

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

During the three and nine months ended September 30, 2026 and 2025, we recorded a net change in unrealized appreciation (depreciation) on investments attributable to the following (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Unrealized Appreciation (Depreciation)	2026	2025	2026	2025
Exit, sale or restructuring of investments	$11.0	$3.6	$12.6	$(0.6)
Fair value adjustments to debt investments	(4.3)	(1.4)	(10.1)	1.6
Fair value adjustments to equity investments	3.6	1.2	10.9	7.0
Net change in unrealized appreciation (depreciation)	$10.3	$3.4	$13.4	$8.0

Net Increase in Net Assets Resulting From Operations

Net increase (decrease) in net assets resulting from operations during the three months ended September 30, 2026 and 2025 was $20.3 million and $19.1 million, respectively, as a result of the events described above.

Net increase (decrease) in net assets resulting from operations during the nine months ended September 30, 2026 and 2025 was $60.2 million and $64.1 million, respectively, as a result of the events described above.

Liquidity and Capital Resources

As of September 30, 2026, we had $31.2 million in cash and cash equivalents, $1.5 million in restricted cash, and our net assets totaled $774.4 million. We believe that our current cash and cash equivalents on hand, restricted cash, our SPV Credit Facility, our continued access to SBA-guaranteed debentures, and our anticipated cash flows from investments will provide adequate capital resources with which to operate and finance our investment business and make distributions to our stockholders for at least the next 12 months. We intend to generate additional cash primarily from the future offerings of debt and equity securities (including the ATM Program (as defined below)) and future borrowings, as well as cash flows from operations, including income earned from investments in our portfolio companies. On both a short-term and long-term basis, our primary use of funds will be investments in portfolio companies and cash distributions to our stockholders. During the nine months ended September 30, 2026, we repaid $24.0 million of SBA debentures relating to Fund III that would have matured during the period March 1, 2033 through September 1, 2033. Our remaining outstanding SBA debentures begin to mature in 2029 and subsequent years through 2036, which will require repayment on or before the respective maturity dates. In light of current market conditions, we will continually evaluate our overall liquidity position and take proactive steps to maintain that position based on the current circumstances. This “Financial Liquidity and Capital Resources” section should be read in conjunction with the notes of our consolidated financial statements.

Cash Flows

For the nine months ended September 30, 2026, we experienced a net decrease in cash, cash equivalents and restricted cash in the amount of $46.9 million. During that period, we made net payments of $68.7 million of cash for operating activities, which included the funding of $268.4 million of investments that was partially offset by proceeds received from sales and repayments of investments of $164.7 million. During the same period, we received gross proceeds from the issuance of the June 2029 Notes of $120.0 million, redeemed $125.0 million in aggregate principal amount of the November 2026 Notes, received proceeds from the issuances of SBA debentures of $76.0 million, repaid SBA debentures relating to Fund III of $24.0 million, received net proceeds from the ATM Program of approximately $35.5 million, received net proceeds of $8.4 million from our SPV Credit Facility, received repayments of $1.5 million on our secured borrowings, paid cash dividends to stockholders of $63.2 million, and made payment of deferred financing costs related to our debt financings of $4.4 million.

Capital Resources

We anticipate that we will continue to fund our investment activities on a long-term basis through a combination of additional debt and equity capital.

SBA Debentures

Both Fund III and Fund IV are licensed to operate as an SBIC, and have the ability to issue debentures guaranteed by the SBA at favorable interest rates. Under the SBA regulations, an SBIC can have outstanding at any time debentures guaranteed by the SBA in an amount up to twice its regulatory capital. Subject to SBA approval, the SBA regulations currently limit the amount that is available to be borrowed by any SBIC and guaranteed by the SBA to 300.0% of an SBIC’s regulatory capital or $250.0 million, whichever is less. For two or more SBICs under common control, the maximum amount of outstanding SBA debentures cannot exceed $475.0 million, subject to SBA approval. The SBA may limit the amount that may be drawn each year under the SBA debenture commitments, and each issuance of leverage is conditioned on such SBIC Fund’s full compliance, as determined by the SBA, with the terms and conditions under SBA regulations. SBA debentures have fixed interest rates that approximate prevailing 10-year Treasury Note rates plus a spread and have a maturity of ten years with interest payable semi-annually. The principal amount of the SBA debentures is not required to be paid before maturity but may be pre-paid at any time. As of September 30, 2026, Fund III and Fund IV had $122.5 million and $167.0 million in outstanding SBA debentures, respectively. Subject to SBA regulatory requirements and approval of SBA debenture commitments, Fund IV may access up to $8.0 million of additional SBA debentures under the SBIC debenture program. For more information on the SBA debentures, please refer to Note 6. Debt to our consolidated financial statements.

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

We and the SPV have made customary representations and warranties and we are required to comply with various covenants, reporting requirements and other customary requirements. These covenants are subject to important limitations and exceptions that are described in the documents governing the SPV Credit Facility. As of September 30, 2026, we were in compliance in all material respects with the terms of the SPV Credit Agreement.

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

On May 29, 2026, we closed the private placement of $120.0 million in aggregate principal amount of our 6.625% senior unsecured notes due 2029, (the notes initially issued on May 29, 2026, together with the registered notes issued in the exchange offer described below, the “June 2029 Notes”), in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The total net proceeds to us from the June 2029 Notes, based on an issue price of 99.45% of par, after deducting the placement agent fee of $1.5 million and offering expenses of $0.3 million were approximately $117.5 million. The June 2029 Notes will mature on June 1, 2029 and bear interest at a rate of 6.625%. Interest on the June 2029 Notes is payable on June 1 and December 1 of each year, beginning December 1, 2026. The June 2029 Notes may be redeemed in whole or in part at any time or from time to time at our option subject to a make whole provision if redeemed before March 1, 2029 (the date falling three months prior to maturity) and at par thereafter.

In connection with the issuance and sale of the June 2029 Notes, we entered into a registration rights agreement, dated as of May 29, 2026 (the “Registration Rights Agreement”), with the institutional purchasers (the “Purchasers”). Pursuant to the Registration Rights Agreement, we filed with the SEC a registration statement, and, on September 16, 2026, commenced an offer to exchange the June 2029 Notes initially issued in the private placement on May 29, 2026 for a like principal amount of the June 2029 Notes registered under the Securities Act with terms substantially identical to those of the June 2029 Notes issued in the private placement (except for provisions relating to transfer restrictions and payment of additional interest). The offer to exchange the June 2029 Notes expired on October 16, 2026 and was completed promptly thereafter. We do not intend to list the June 2029 Notes on any securities exchange or automated dealer quotation system. See Recent Developments, for more information.

Secured Borrowing

As of September 30, 2026, the carrying value of secured borrowings totaled $10.5 million and the fair value of the associated loans included in investments was $10.4 million. As of December 31, 2025, the carrying value of secured borrowings totaled $12.0 million and the fair value of the associated loans included in investments was $12.0 million. These secured borrowings were created as a result of our completion of partial loan sales of certain unitranche loan assets that did not meet the definition of a “participating interest” as defined in ASC 860 (see Note 2. Significant Accounting Policies - Partial loan and equity sales to our consolidated financial statements for more information). As a result, sale treatment was not permitted and these partial loan sales were treated as secured borrowings. The weighted average interest rate on our secured borrowings was approximately 7.846% and 7.917% as of September 30, 2026 and December 31, 2025, respectively.

As of September 30, 2026, the weighted average stated interest rates for our SBA debentures and the Notes were 4.592% and 6.703%, respectively. As of September 30, 2026, we had $132.8 million of unutilized commitment under our SPV Credit Facility, and we were subject to a 0.500% fee on such amount. As of September 30, 2026, the weighted average stated interest rate on total debt outstanding was 5.813%.

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

Equity ATM Program

On November 10, 2022, the Company established the at-the-market program (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through Raymond James & Associates, Inc. and B. Riley Securities, Inc., each as sales agents, shares of the Company’s common stock having an aggregate offering price of up to $50.0 million. On August 11, 2023, the Company increased the maximum amount of shares to be sold through the ATM Program to $150.0 million from $50.0 million. On February 29, 2024, the Company increased the maximum amount of shares to be sold through the ATM Program to $300.0 million from $150.0 million. On March 2, 2026, the Company increased the maximum amount of shares to be sold through the ATM Program to $400.0 million from $300.0 million. Cumulative to September 30, 2026, the Company has sold 15,116,583 shares of common stock under the ATM Program at a weighted-average price of $19.93, raising $301.3 million of gross proceeds. Net proceeds were $297.3 million after commissions to the sales agents on shares sold. As of September 30, 2026, the Company had $98.7 million available under the ATM Program.

Stock Repurchase Program

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. Most recently, on November 2, 2026, the Board extended the Stock Repurchase Program through December 31, 2027, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and we cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time. We did not make any repurchases of common stock during the three and nine months ended September 30, 2026 and 2025. Refer to Note 8. Common Stock to our consolidated financial statements for additional information concerning stock repurchases.

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

Our Board consulted with the independent third-party valuation firm(s) in arriving at our determination of fair value for 19 and 21 of our portfolio company investments representing 26.8% and 26.7% of the total portfolio investments at fair value (exclusive of new portfolio company investments made during the three months ended September 30, 2026 and December 31, 2025, respectively) as of September 30, 2026 and December 31, 2025, respectively.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
We have entered into the Investment Advisory Agreement with Fidus Investment Advisors as our investment advisor. Pursuant to the agreement, the Investment Advisor manages our day-to-day operating and investing activities. We pay the Investment Advisor a fee for its services under the Investment Advisory Agreement consisting of two components — a base management fee and an incentive fee. See Note 5. Related Party Transactions to our consolidated financial statements. The Investment Advisor, in consultation with the Board, agreed to voluntarily waive $0.0 million and $0.1 million of the base management fees on any assets accounted for as secured borrowings as defined under GAAP for the three and nine months ended September 30, 2026, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively.
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

Recent Developments

As noted above, in connection with the issuance and sale of the June 2029 Notes, and pursuant to the Registration Rights Agreement, we filed with the SEC a registration statement, and, on September 16, 2026, commenced an offer to exchange the June 2029 Notes initially issued in the private placement on May 29, 2026 for a like principal amount of the June 2029 Notes registered under the Securities Act with terms substantially identical to those of the June 2029 Notes issued in the private placement (except for provisions related to transfer restrictions and payment of additional interest). The offer to exchange the June 2029 Notes expired on October 16, 2026 and closed on October 20, 2026.

In connection with the closing of the offer to exchange the June 2029 Notes, on October 20, 2026, we and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (the “Trustee”), entered into the Seventh Supplemental Indenture (the “Seventh Supplemental Indenture”) to the Base Indenture, dated February 2, 2018, by and between us and the Trustee (the “Base Indenture” and together with the Seventh Supplemental Indenture, the “Indenture”). Under the Indenture, the terms of the June 2029 Notes registered under the Securities Act are substantially identical to those of the June 2029 Notes initially issued in the private placement. The June 2029 Notes mature on June 1, 2029, unless previously redeemed or repurchased in accordance with their terms. The June 2029 Notes bear interest at a rate of 6.625% per year payable semi-annually in arrears on June 1 and December 1 of each year, beginning December 1, 2026.

On October 23, 2026, we issued an additional $8.0 million in SBA debentures, which will bear interest at a fixed interim interest rate of 4.987% until the pooling date in December 2026.

On October 30, 2026, we invested $25.0 million in first lien debt and $1.0 million in common equity in CasePoint Solutions, LLC, a leading provider of outsourced court appearance services.

On November 2, 2026, our Board declared a regular quarterly dividend of $0.43 per share and a supplemental dividend of $0.11 per share payable on December 29, 2026, to stockholders of record as of December 18, 2026.

On November 2, 2026, we exited our first lien debt investment in Green Cubes Technology, LLC. We received payment in full of $22.5 million on our first lien debt.

On November 4, 2026, we invested $17.6 million in first lien debt in SnugZ/USA, LLC, a full-service designer, manufacturer, and decorator of promotional products.

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

In the future, our investment income may also be affected by changes in various interest rates, including SOFR and prime rates, to the extent of any debt investments that include floating interest rates. The Federal Reserve reduced interest rates by 0.25% in each of September, October and December of 2025, bringing the benchmark rate to the 3.50% to 3.75% range. On September 16, 2026, the Federal Reserve raised its benchmark rate to a range of 3.75% to 4.00% after holding interest rates flat since December 2025, in response to inflation concerns. While market participants had broadly expected additional rate cuts in 2026 at the start of the year, expectations have shifted toward rates remaining at current levels for longer, as headline inflation remains above the Federal Reserve's 2% target and geopolitical tensions have added further upside pressure to the inflation outlook. There can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. In an elevated interest rate environment, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by our investment portfolio. Conversely, sustained reductions in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in base rates, such as SOFR are not offset by a corresponding increase in the spread over such base rate that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to such base rate. See Item 1A. "Risk Factors – Changes in interest rates will affect our cost of capital and net investment income” and “Risk Factors – Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies, which may, in turn, impact the valuation of such portfolio companies.

As of September 30, 2026 and December 31, 2025, the debt investments in 57 and 58 portfolio companies, respectively, bore interest at a variable rate, which represented $909.8 million, or 71.3%, and $890.1 million, or 75.3%, of our portfolio on a fair value basis, respectively, and the remainder of our debt portfolio was comprised entirely of fixed rate investments. Our pooled SBA debentures and our unsecured notes bear interest at fixed rates. Our SPV Credit Facility bears interest, at our election, at a rate per annum equal to one-month Term SOFR plus 0.11448% and an applicable margin of 2.675% (or 2.50% after satisfying certain step-down conditions, with commensurate reductions in the applicable margins for alternate base rate loans). We pay a commitment fee that varies depending on the size of the unused portion of the SPV Credit Facility: (1) if the utilized portion of the aggregate commitments as of the close of business on such day is less than 35% of the aggregate commitments (the “Minimum Utilization Amount”), the commitment fee will equal the sum of (a) the then applicable margin multiplied by (i) the Minimum Utilization Amount minus (ii) the aggregate outstanding principal balance of the advances on such day and (b) 0.50% multiplied by 65% of the commitments and (2) if the utilized portion of the aggregate commitments is greater than or equal to the Minimum Utilization Amount, the commitment fee will equal 0.50% multiplied by the unused amount of the commitments.

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

The following table shows the approximate annualized increase or decrease in the components of net investment income due to hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings as of September 30, 2026 (dollars in millions):

	Interest Income	Interest Expense
	Increase	Increase	Net Increase	Net Investment
Basis Point Increase (Decrease)	(Decrease) (1) (2)	(Decrease) (4)	(Decrease)	Income (3)
(200)	$(18.2)	$(2.0)	$(16.2)	$(13.0)
(150)	(13.8)	(1.5)	(12.3)	(9.8)
(100)	(9.2)	(1.0)	(8.2)	(6.6)
(50)	(4.6)	(0.4)	(4.2)	(3.4)
50	4.6	0.6	4.0	3.2
100	9.3	1.0	8.3	6.6
150	13.9	1.6	12.3	9.8
200	18.5	2.1	16.4	13.1
250	23.2	2.6	20.6	16.5
300	27.8	3.1	24.7	19.8

(1) Certain of our variable rate debt investments have a PRIME or SOFR interest rate floor, which lessens the impact of decreases in interest rates.

(2) Interest income calculated assuming three-month SOFR, and PRIME rate as of September 30, 2026.

(3) Includes the impact of income incentive fee at 20.0% on net increase (decrease) in net interest.

(4) As of September 30, 2026, we had $92.3 million in borrowings outstanding under our SPV Credit Facility.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We have an open market stock repurchase program (the “Stock Repurchase Program”) under which we may acquire up to $5.0 million of our outstanding common stock. Under the Stock Repurchase Program, we may, but are not obligated to, repurchase outstanding common stock in the open market from time to time provided that we comply with the prohibitions under our insider trading policies and the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, as amended, including certain price, market value and timing constraints. The timing, manner, price and amount of any share repurchases will be determined by our management, in its discretion, based upon the evaluation of economic and market conditions, stock price, capital availability, applicable legal and regulatory requirements and other corporate considerations. Most recently, on November 2, 2026, the Board extended the Stock Repurchase Program through December 31, 2027, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not require us to repurchase any specific number of shares and we cannot assure that any shares will be repurchased under the Stock Repurchase Program. The Stock Repurchase Program may be suspended, extended, modified or discontinued at any time.

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

4.7

Seventh Supplemental Indenture, dated as of October 20, 2026, by and between Fidus Investment Corporation and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 26, 2026 and incorporated herein by reference).

4.8

Form of Global Note with respect to the 6.750% Notes due 2030 (Filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 26, 2026 and incorporated herein by reference).

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

FIDUS INVESTMENT CORPORATION

Date: November 5, 2026	/s/ EDWARD H. ROSS
Edward H. Ross
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	/s/ SHELBY E. SHERARD
Shelby E. Sherard
Chief Financial Officer (Principal Financial and Accounting Officer)